Form 10-K
period 2011-12-31
Federal Home Loan Bank of New York
filed 2012-03-23
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Class B Stock, putable, par value $100

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2011, the aggregate par value of the common stock held by members of the registrant was approximately $4,716,065,500. At February 29, 2012, 45,031,102 shares of common stock were outstanding.

Federal Home Loan Bank of New York

2011 Annual Report on Form 10-K

ITEM 1.  BUSINESS.

General

The Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) is a federally chartered corporation, exempt from federal, state and local taxes except real property taxes.  It is one of twelve district Federal Home Loan Banks (“FHLBanks”).  The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”).  Each FHLBank is a cooperative owned by member institutions located within a defined geographic district.  The members purchase capital stock in the FHLBank and generally receive dividends on their capital stock investment.  Our defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  We provide a readily available, low-cost source of funds for its member institutions.  We do not have any wholly or partially owned subsidiaries, nor do we have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities.  We have a grantor trust related to employee benefits programs, more fully described in Note 15 — Employee Retirement Plans of the audited financial statements included in this report.

We obtain our funds from several sources.  A primary source is the issuance of FHLBank debt instruments, called consolidated obligations, to the public.  The issuance and servicing of consolidated obligations are performed by the Office of Finance, a joint office of the FHLBanks.  These debt instruments represent the joint and several obligations of all the FHLBanks.  Additional sources of funding are member deposits, other borrowings, and the issuance of capital stock.  Deposits may be accepted from member financial institutions and federal instrumentalities.

We combine private capital and public sponsorship as a GSE to provide our member financial institutions with a reliable flow of credit and other services for housing and community development.  By supplying additional liquidity to our members, we enhance the availability of residential mortgages and community investment credit.

The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.

Members of the FHLBNY must purchase FHLBNY stock according to regulatory requirements.  (For more information, see Note 12 — Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings of the audited financial statements included in this report).  The business of the cooperative is to provide liquidity for our members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend.  Since the members are both stockholders and customers, the Bank operates such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend.

All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district.  With the passage of Housing Recovery Act of 2008, community development financial institutions (“CDFIs”) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are eligible to become members of a FHLBank.  The expanded membership became effective on February 4, 2010.  At December 31, 2011, we had no CDFIs as members.

All members are required to purchase FHLBNY capital stock as a condition of membership.  For the year ending December 31, 2011, community financial institutions are defined as FDIC-insured depository institutions having average total assets of less than $1,040 million.  Annually, the Federal Housing Finance Agency (“Finance Agency”), formerly the Federal Housing Finance Board (“Finance Board”), will adjust the total assets “cap” to reflect any percentage increase in the preceding year’s Consumer Price Index.

A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired one of our members.  Because we operate as a cooperative, we conduct business with related parties in the normal course of business and consider all members and non-member stockholders as related parties in addition to the other FHLBanks.  (For more information, see Note 19 — Related Party Transactions of the audited financial statements included in this report, and also Item 13 — Certain Relationships and Related Transactions, and Director Independence in this Form 10-K).

Our primary business is making collateralized loans or advances to members and is also the principal factor that impacts our financial condition.  We also serve the public through our mortgage programs, which enable our members to liquefy certain mortgage loans by selling them to the Bank.  We also provide members with such correspondent services as safekeeping, wire transfers, depository and settlement services.  Non-members that have acquired members have access to these services up to the time that their advances outstanding prepay or mature.

As of July 2008, the FHLBNY is supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which is an independent agency in the executive branch of the U.S. government.  The Finance Agency’s principal purpose as it relates to the FHLBanks is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls.  In addition, the Finance Agency ensures that the operations and activities of each FHLBank foster liquid, efficient, competitive and resilient national housing finance markets; each FHLBank complies with the title and the rules, regulations, guidelines and orders issued under the Federal Housing Enterprises Financial Safety and Soundness Act (Safety and Soundness Act) and the Federal Home Loan Bank Act of 1932 (FHLBank Act); each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Safety and Soundness Act and the FHLBank Act; and the activities of each FHLBank and the manner in which are operated is consistent with the public interest.  The Finance Agency also ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets.  However, while the Finance Agency establishes regulations governing the operations of the FHLBanks, the Bank functions as a separate entity with its own management, employees and board of directors.

Our website is www.fhlbny.com.  We have adopted, and posted on our website, a Code of Business Conduct and Ethics applicable to all employees and directors.

Market Area

Our market area is the same as the membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  Institutions that are members of the FHLBNY must have their principal places of business within this market area but may also operate elsewhere.  We had 340 and 336 members at December 31, 2011 and 2010.

The most recent market analysis performed in November 2011 indicated that in our district, there are 40 banks and thrifts and 531 credit unions “eligible” for membership that have not joined.  Of these, we consider approximately 56 as appropriate candidates for membership.

An appropriate candidate for membership is an institution that is likely to transact sufficient advance business with us within a reasonable period of time, so that the stock the potential member will likely be required to purchase under membership provisions will not dilute the dividend on the existing members’ stock.  Characteristics that identify attractive candidates include an asset base of $100 million or greater ($50 million for credit unions), an established practice of wholesale funding, a high loan-to-deposit ratio, strong asset growth, sufficient eligible collateral, and management that has had experience with the FHLBanks during previous employment.

We actively market membership through personal contacts and promotional materials.  We compete for business by offering competitively priced products and financial flexibility afforded by membership.  Institutions join the FHLBNY primarily for access to a reliable source of liquidity.  Advances are an attractive source of liquidity because they permit members to pledge relatively non-liquid assets, such as 1-4 family, multifamily and commercial real estate mortgages held in portfolio, to create liquidity for the member.  Advances are attractively priced because of our access to capital markets as a GSE and our strategy of providing balanced value to members.

The following table summarizes our members by type of institution:

	Commercial	Thrift	Credit	Insurance
	Banks	Institutions	Unions	Companies	Total

December 31, 2011	155	105	74	6	340

December 31, 2010	159	110	62	5	336

Business Segments

We manage our operations as a single business segment.  Management and our Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.

Our cooperative structure permits us to expand and contract with demand for advances and changes in membership.  When advances are paid down, either because the member no longer needs the funds or because the member has been acquired by a non-member and the former member decides to prepay advances, the stock associated with the advances is immediately redeemed.  When advances are paid before maturity, we collect fees that make us financially indifferent to the prepayment.  Our operating expenses are low, about 6.0-11.0 basis points on average assets.  Dividend capacity, which is a function of net income and the amount of stock outstanding, is largely unaffected by the prepayment since future stock and future income are reduced more or less proportionately.  We believe that we will be able to meet our financial obligations and continue to deliver balanced value to members, even if advance demand drops significantly or if membership declines.

Products and Services

We offer our members several correspondent banking services as well as safekeeping services.  The fee income that is generated from these services is not significant.  We also issue standby letters of credit on behalf of members for a fee.  The total of income derived from all services was about $5.9 million in 2011, $4.9 million and $4.2 million in 2010 and 2009.  On an infrequent basis, we may act as an intermediary to purchase derivative instruments for members.

We provide the Mortgage Partnership Finance® program to our members as another service.  For more information, see Acquired Member Assets Programs in this report.  However, we do not expect the program to become a significant factor in our operations.  The interest revenues derived from this program and another inactive mortgage program aggregated $62.9 million in 2011, $65.4 million and $72.0 million in 2010 and 2009.  The revenues were not a significant source of interest income.

Our short-term investments may include certificates of deposit, Federal funds sold and interest-earning deposits placed with high-rated financial institutions.  Such investments also provide immediate liquidity to satisfy members’ needs for funds.  Investments in mortgage-backed securities, classified as held-to-maturity or available-for-sale, and housing finance agency bonds, classified as held-to-maturity, provide additional earnings to enhance dividend potential for members.  As a cooperative, we strive to provide members a reasonable return on their investment in our capital stock.  The interest income derived from investments aggregated $319.4 million, $398.4 million and $513.4 million for the years ended December 31, 2011, 2010 and 2009 and represented 36.0%, 36.9% and 27.7% of total interest income for those years.

However, advances to members are the primary focus of our operations, and are also the principal factor that impacts our financial condition.  Revenues from advances to members are the largest and the most significant element in our operating results.  Providing advances to members, supporting the products and associated collateral and credit operations, and funding and swapping the funds are the focus of our operations.

Advances

We offer a wide range of credit products to help members meet local credit needs, manage interest rate and liquidity risk and serve their communities.  Our primary business is making secured loans, called advances, to members.  These advances are available as short- and long-term loans with adjustable-variable and fixed-rate features (including option-embedded and amortizing advances).

Advances to members, including former members, constituted 72.6% and 81.0% of our total assets of $97.7 billion and $100.2 billion at December 31, 2011 and 2010.  In terms of revenues, interest income derived from advances was $504.1 million, $614.8 million and $1,270.6 million, representing 56.9%, 57.0% and 68.4% of total interest income for the years ended December 31, 2011, 2010 and 2009.  Most of our critical functions are directed at supporting the borrowing needs of our members, monitoring the members’ associated collateral positions, and providing member support operations.

Members use advances as a source of funding to supplement their deposit-gathering activities.  Advances borrowed by members have been substantial in the last 10 years because many members have not been able to increase their deposits in their local markets as quickly as they have increased their assets.  To close this funding gap, members have preferred to obtain reasonably priced advances rather than increasing their deposits by offering higher rates or foregoing asset growth.  Because of the wide range of advance types, terms, and structures available to them, members have also used advances to enhance their asset/liability management.  As a cooperative, we price advances at minimal net spreads above the cost of our funding in order to deliver more value to members.

Our members are required by the FHLBank Act to pledge collateral to secure their advances.  Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) Treasury and U.S. government agency securities; (3) mortgage-backed securities; and (4) certain other collateral that is real estate-related, provided that such collateral has a readily ascertainable value and that we can perfect a security interest in that collateral.  We also have a statutory lien priority with respect to certain member assets under the FHLBank Act as well as a claim on FHLBNY capital stock held by our members.

Highlights of our more significant advances to members are as follows (outstanding par amounts of Advances by product type are disclosed in a table in the MD&A section captioned Financial Condition: Assets, Liabilities, Capital, Commitments and Contingencies):

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

Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Within this category are putable advances.  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances because of the “put” feature that the Bank purchases from the member, driving down the coupon on the advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s), which we normally would exercise when interest rates rise.  The borrower may then apply for a new advance at the then prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term-advances.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs.  Terms vary from two days to 30 years.

We also offer fixed-rate callable advances.  The call feature is purchased by the member and allows the member the right to exercise the call option and terminate the advance at predetermined exercise date(s).

Overnight advances — The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid. Interest is calculated on a 360 day basis, charged daily, and priced at a spread to the prevailing Federal funds rate.

Amortizing Advances — Amortizing Advances are medium- or long-term fixed-rate loans with fixed amortizing schedules structured to match the payment characteristics of a mortgage loan or portfolio of mortgage loans held by the member.  Terms offered are from one to 30 years with constant principal and interest payments.

Letters of Credit

We may issue standby financial letters of credit (“Letters of Credit”) on behalf of members to facilitate members’ residential and community lending, provide members with liquidity, or assist members with asset/liability management.  Where permitted by law, members may utilize FHLBNY letters of credit to collateralize deposits made by units of state and local governments (“municipal deposits”).  Our underwriting and collateral requirements for securing Letters of Credit are the same as our requirements for securing advances.

Derivatives

To assist members in managing their interest rate and basis risks in both rising and falling interest-rate environments, we will act as an intermediary between the member and derivatives counterparty.  We do not act as a dealer and view this as an additional service to our members.  Amounts of such transactions have not been material.  Participating members must comply with our documentation requirements and meet our underwriting and collateral requirements.

Acquired Member Assets Programs

Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members.  These initiatives are referred to as Acquired Member Assets (“AMA”) programs.  At the FHLBNY, the Acquired Member Assets initiative is the Mortgage Partnership Finance (“MPF®”) Program, which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  In the MPF Program, we purchase conforming fixed-rate mortgages originated or purchased by our members.  Members are then paid a fee for assuming a portion of the credit risk of the mortgages we acquired.  Members assume credit risk by providing a credit enhancement to us or providing and paying for a supplemental mortgage insurance policy insuring us for some portion of the credit risk involved.  This provides a double-A equivalent level of creditworthiness on the mortgages.  The amount of this credit enhancement is fully collateralized by the member.  We assume the remainder of the credit risk along with the interest rate risk of holding the mortgages in its portfolio.

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

We also hold participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program.  Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001.

Mortgage Partnership Finance Program

Introduction

We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through Participating Financial Institution members (“PFIs”) and purchase participations in pools of eligible mortgage loans are purchased from other FHLBanks (collectively, “MPF” or “MPF Loans”).  MPF Loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”), the Rural Housing Service of the Department of Agriculture (“RHS”) or the Department of Housing and Urban Development (“HUD”) fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 to 30 years or participations in such mortgage loans.  MPF Loans that are Government loans are collectively referred to as “MPF Government Loans.”  The FHLBank of Chicago (“MPF Provider”) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBanks.  In order for MPF Loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF Loans is shared with PFIs.

MPF Governance Committee

The MPF program Governance Committee, which is comprised of representatives from each of the FHLBanks participating in the MPF program, is responsible for providing guidance on strategic MPF program decisions, including, but not limited to, pricing methodology changes.

MPF Provider

The MPF Provider and the MPF Governance Committee establishes the structure of MPF loan products and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back office processing of MPF loans in its role as master servicer and master custodian.  The MPF Provider has engaged Wells Fargo Bank N.A. (Wells Fargo) as the vendor for master servicing and the primary custodian for the MPF program.  The MPF Provider has also contracted with other custodians meeting MPF program eligibility standards at the request of certain PFIs.  The MPF Provider publishes and maintains the MPF Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF loans.  The MPF Provider maintains the infrastructure through which FHLBanks may fund or purchase MPF loans through their PFIs. In exchange for providing these services, the MPF Provider receives a fee from each of the FHLBanks participating in the MPF program.

Participating Financial Institutions

Our members and eligible housing associates must apply to become a PFI.  In order to do MPF business with us, each member or eligible housing associate must meet certain eligibility standards and sign a PFI Agreement.  The PFI Agreement provides the terms and conditions for the sale or funding of MPF loans, including the servicing of MPF loans. PFIs may either retain the servicing of MPF loans or sell the servicing to an approved third-party provider.  If a PFI chooses to retain the servicing, it receives a servicing fee to manage the servicing activities.  If a PFI chooses to sell the servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the MPF loans and a servicing fee is paid to the third-party provider.  Throughout the servicing process, the master servicer monitors the PFI’s compliance with MPF program requirements and makes periodic reports to the MPF Provider.

MPF Loan Types

There are currently six MPF loan products from which PFIs may choose.  Four of these products (Original MPF, MPF 125, MPF Plus, and Original MPF Government) are closed loan products in which loans are acquired or closed by the PFI.  MPF 100 is a loan product in which the FHLBanks “table fund” MPF loans; that is, the acquiring FHLBank will provide the funds through the PFI as its agent to make the MPF loan to the borrower.  This product is no longer offered by the FHLBNY and the last asset acquired under this program was on July 27, 2009.  Currently, the FHLBNY offers the Original MPF and MPF 125.

MPF Xtra (MPF Xtra is a trademark of the FHLBank of Chicago) is an off-balance sheet loan product in which the acquiring FHLBank assigns 100 percent of its interest in PFI master commitments to the FHLBank of Chicago.  We do not currently offer the MPF Xtra product to our members.

Under all of the above MPF loan products, the PFI performs all traditional retail loan origination functions.  With respect to the MPF 100 product, we are considered the originator of the MPF loan for accounting purposes since the PFI is acting as our agent when originating the MPF loan; however, we do not collect any origination fees.  Typically, a PFI will sign a master commitment to cover all the conventional MPF loans it intends to deliver to us in a year or other time period specified in the master commitment agreement.  However, a PFI may also sign a master commitment for Original MPF Government loans and choose to deliver MPF loans under more than one conventional product, or it may choose to use different servicing options and have several master commitments open at any one time. Master commitments may be for shorter periods than one year and may be extended or increased by agreement of us and the PFI up to a maximum of two years.

We are responsible for managing the interest rate risk, including prepayment risk, and liquidity risk associated with the MPF loans we purchase and carry on our Statement of Condition.  We require a credit risk sharing arrangement with the PFI on all MPF loans at the time of purchase in order to limit our credit risk exposure to that of an AA or higher investment grade instrument from an NRSRO.  For our conventional MPF loans, PFIs retain a portion of the credit risk on the loans they fund and sell to us by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance (SMI).

For additional discussion on our MPF loan products and their related credit risk, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Mortgage loans held-for-portfolio.

Loan Modifications

Effective August 1, 2009, we introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2013.  This modification plan was made available to homeowners currently in default or imminent danger of default.  The modification plan stated specific eligibility requirements that had to be met and procedures the PFIs had to follow to participate in the modification plan.  As of December 31, 2011, only 4 MPF loans had been modified under this plan.

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

A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive.  Some of these laws impose a liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans.  We take measures that we consider as reasonable and appropriate to reduce our exposure to potential liability under these laws and we are not aware of any claim, action or proceeding asserting that we may be liable under these laws.  However, we cannot be certain that we will never have any liability under predatory or abusive lending laws.

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

We do not currently conduct quality assurance reviews of MPF Government loans.  The PFI is required to deliver an enforceable Government Agency insurance certificate or loan guaranty.

MPF Loan Participations

While we may purchase participation interests in MPF Loans from other MPF Banks and may also sell participation interests to other MPF Banks at the time MPF Loans are acquired, we have not purchased or sold any interest in MPF loans since July 2004.  Our intent is to hold all MPF Loans for its portfolio.

We are responsible for evaluating, monitoring, and certifying to any participating MPF Bank the creditworthiness of each PFI initially, and at least annually thereafter.  We are responsible for ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the PFI’s CE Amount.  We are also responsible for enforcing the PFI’s obligations under its PFI Agreement.

Effective May 2004, we retain 100 percent of loans acquired from its PFIs for its own investment.

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

Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance requirements, if applicable, and conformity to the cost and timeliness standards of the MPF Guides.  The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI’s failure to perform in accordance with the MPF Guides.  If there is a loss on a conventional MPF Loan, the loss is allocated based on the Master Commitment and shared in accordance with the risk sharing structure for that particular Master Commitment.  The servicer re-pays any gain on sale of real estate owned property to the MPF Bank or, in the case of participation, to the MPF Banks based upon their respective interest in the MPF Loan.  However, the amount of the gain is available to reduce subsequent losses incurred under the Master Commitment before such losses are allocated between the MPF Bank and the PFI.

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

Correspondent Banking Services

We offer our members an array of correspondent banking services, including depository services, wire transfers, settlement services, and safekeeping services.  Depository services include processing of customer transactions in “Overnight Investment Accounts,” the interest-bearing demand deposit account each customer has with us.  All customer-related transactions (e.g. deposits, Federal Reserve Bank settlements, advances, securities transactions, and wires) are posted to these accounts each business day.  Wire transfers include processing of incoming and outgoing domestic and foreign wire transfers, including third-party transfers.  Settlement services include automated clearinghouse and other transactions received through our accounts at the Federal Reserve Bank as correspondent for members and passed through to our customers’ Overnight Investment Accounts with us.  Through a third party, we offer customers a range of securities custodial services, such as settlement of book entry (electronically held) and physical securities.  We encourage members to access these products through 1Linksm, an Internet-based delivery system we developed as a proprietary service.  Members access the 1Link system to obtain account activity information or process wire transfers, book transfers, security safekeeping and advance transactions.

Affordable Housing Program and Other Mission Related Programs

Federal Housing Finance Agency regulation Part 952.5 (a) (“Community Investment Cash Advance Programs”) states in general that each FHLBank shall establish an Affordable Housing Program in accordance with Part 1291, and a Community Investment Program.  As more fully discussed under the section “Assessments” in this Form 10-K, the 12 FHLBanks, including the FHLBNY, must annually set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory defined net income.

The FHLBank may also offer a Rural Development Advance program, an Urban Development Advance program, and other Community Investment Cash Advance programs.

Affordable Housing Program (“AHP”).  We meet this requirement by allocating 10 percent of the previous year’s regulatory defined net income to our Affordable Housing Program each year.  The Affordable Housing Program helps our members meet their Community Reinvestment Act responsibilities.  The program gives members access to cash grants and subsidized, low-cost funding to create affordable rental and home ownership opportunities, including first-time homebuyer programs.  Within each year’s AHP allocation, we have established a set-aside program for first-time homebuyers called the First Home Clubsm.  A total of 15% of each AHP allocation has been set aside for this program.  Household income qualifications for the First Home Club are the same as for the competitive AHP.  Qualifying households can receive matched funds at a 4:1 ratio, up to $7,500, to help with closing costs and/or down payment assistance.  Households are also required to attend counseling seminars that address personal budgeting and home ownership skills training.

Other Mission—Related Activities.  The Community Investment Program (“CIP”), Rural Development Advance, and Urban Development Advance are community-lending programs that provide additional support to members in their affordable housing and economic development lending activities.  These community-lending programs support affordable housing and economic development activity within low- and moderate-income neighborhoods as well as other activities that benefit low- and moderate-income households.  Through the

Community Investment Program, Rural Development Advance, and Urban Development Advance programs, we provide reduced-interest-rate advances to members for lending activity that meets the program requirements.  We also provide letters of credit (“Letters of Credit”) in support of projects that meet the CIP, Rural Development Advance, and Urban Development Advance program requirements.  The project-eligible Letters of Credit are offered at reduced fees.  Providing community lending programs (Community Investment Project, Rural Development Advance, Urban Development Advance, and Letters of Credit) at advantaged pricing that is discounted from our market interest rates and fees represents an additional allocation of our income in support of affordable housing and community economic development efforts.  In addition, overhead costs and administrative expenses associated with the implementation of our Affordable Housing and community lending programs are absorbed as general operating expenses and are not charged back to the AHP allocation.  The foregone interest and fee income, as well as the administrative and operating costs, are above and beyond the annual income contribution to the AHP Loans offered under these programs.

Investments

We maintain portfolios of investments to provide additional earnings and for liquidity purposes.  Investment income also bolsters our capacity to fund Affordable Housing Program projects, to cover operating expenditures, and up until June 30, 2011, to also satisfy the Resolution Funding Corporation (REFCORP) assessment.  For more information, see REFCORP Assessments in this Form 10-K.  To help ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term investments issued by highly-rated financial institutions.  The investments include overnight Federal funds, term Federal funds, interest-bearing deposits, and certificates of deposit.  We further enhance our interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale.  These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises and U.S. government agencies.  Our securities portfolio also includes a smaller portfolio of privately issued mortgage-backed and residential asset-backed securities, which were primarily acquired prior to 2004.  Investments in mortgage-backed securities must carry, at the time of acquisition, the highest credit ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s (“S&P”).  We also have investments in housing-related obligations of state and local governments and their housing finance agencies, which are required to carry ratings of AA or higher at time of acquisition.  Housing-related obligations help to liquefy mortgages that finance low- and moderate-income housing.  The long-term investment portfolio generally provides us with higher returns than those available in the short-term money markets.

We are prohibited from investing in certain types of securities, including:

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

We also limit the book value of our investments in mortgage-backed and residential asset-backed securities, collateralized mortgage obligations (“CMOs”), Real Estate Mortgage Investment Conduits (“REMICs”), and other eligible asset-backed securities, collectively known as mortgage-backed securities or “MBS,” to not exceed 300 percent of our regulatory capital on the day we purchase the securities.  At the time of purchase, all securities purchased must carry the highest rating assigned by Moody’s or S&P.

We are prohibited from purchasing:

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

•                  Non-U.S. dollar-denominated securities.

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as consolidated obligations, in the U.S. and global capital markets.  Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks.  Consolidated obligations are not obligations of the United States, and the United States does not guarantee them.

Consolidated obligations are currently rated Aaa/P-1 by Moody’s and AA+/ A-1+ by S&P.  On August 5, 2011, S&P lowered its long-term credit rating on the United States from AAA to AA+ with a negative outlook. S&P has indicated that its ratings of the FHLBanks and the FHLBank System are constrained by the long-term credit rating of the United States. On August 8, 2011, S&P downgraded the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and 10 of the 12 FHLBanks from AAA to AA+.  The FHLBanks of Chicago and Seattle were already rated AA+ prior to the United States downgrade.  S&P’s outlook for the FHLBank System’s senior unsecured debt and all 12 FHLBanks is negative.  However, S&P’s actions did not affect the short-term A-1+ ratings of the FHLBanks and the FHLBank System’s short-term debt issues.  On August 2, 2011, following the raising of the U.S. statutory debt limit, Moody’s confirmed the Aaa bond rating of the U.S. government and changed the rating outlook of the U.S. government to negative.  Moody’s also confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System, the 12 FHLBanks, and other ratings Moody’s considers directly linked to the U.S. government.  Additionally, in conjunction with the revision of the U.S. government outlook to negative, the rating outlook for the FHLBank System debt was also revised to negative.  Investors should note that a rating issued by a rating agency is not a recommendation to buy, sell or hold securities, and that the ratings may be revised or withdrawn by the rating agency at any time.  Investors should evaluate the rating of each rating agency independently.

At December 31, 2011 and 2010, the par amounts of consolidated obligations outstanding, bonds and discount notes for all 12 FHLBanks aggregated was $0.7 trillion and $0.8 trillion.  In comparison, our consolidated obligations outstanding at December 31, 2011 and 2010 aggregated $88.5 billion and $90.4 billion.

Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  If the principal or interest on any consolidated obligation issued on our behalf is not paid in full when due, the following rules apply: we may not pay dividends to, redeem or repurchase shares of stock from any member or non-member stockholder until the Finance Agency, the regulator of the FHLBanks, approves our consolidated obligation payment plan or other remedy and until we pay all the interest or principal currently due under all its consolidated obligations.  The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.

To the extent that any FHLBank would make any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to make the payment, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis determined by the Finance Agency.

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

The Office of Finance is mandated by the Finance Agency to ensure that consolidated obligations are issued efficiently and at the lowest all-in cost of funds over time.  If the Office of Finance determines that its action is consistent with its Finance Agency’s mandated policies, it may reject our issuance request, and the requests of other FHLBanks, to raise funds through the issuance of consolidated obligations on particular terms and conditions.  We have never been denied access under this policy for all periods reported.

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

Consolidated Obligation Liabilities

The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on (among other factors) its own funding and operating requirements, maturities, interest rates, and other terms available for consolidated obligations in the market place.  Although the FHLBNY is primarily liable for its portion of consolidated obligations (i.e. those issued on its behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  The FHLBanks, including the FHLBNY, have emphasized diversification of funding sources and channels as the need for funding from the capital markets has grown.

Consolidated Obligations Bonds.  Consolidated obligation bonds satisfy our long-term funding requirements.  Typically, the maturity of securities issued in recent years range from one to ten years, but the maturity is not subject to any statutory or regulatory limit.  Consolidated obligation bonds can be fixed or adjustable rate and callable or non-callable.  Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with underwriters approved by the Office of Finance or members of a selling group. The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs as described below.  We participate in both programs.

The Global Debt Program - provides the FHLBanks with the ability to distribute debt into multiple primary markets across the globe.  FHLBank global bonds are known for their variety and flexibility; all can be customized to meet changing market demand with different structures, terms and currencies.  Global Debt Program bonds are available in maturities ranging from one year to 30 years, with the majority of global issues between one and five years.  The Global Issuance Program, which is also conducted through the Office of Finance has the objective of providing funding to FHLBanks at lower interest costs than consolidated bonds issued through the TAP program because issuances occur less frequently, are larger in size, and are placed by dealers to investors via a syndication process.

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

Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest rate resets.  These indices include the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), 11th District Cost of Funds Index (“COFI”), Prime rate, the Federal funds rate, and others.  In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate bonds may also contain certain features that will result in complex coupon payment terms and call options.  When we cannot use such complex coupons to match our assets, we enter into derivative transactions containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond.

The consolidated obligations, beyond having fixed- or variable-rate coupon payment terms, may also be Optional Principal Redemption Bonds (callable bonds) that we may redeem in whole or in part at our discretion on predetermined call dates according to the terms of the bond offerings.

TAP Issue Program - The FHLBanks also conduct the TAP Issue Program for fixed-rate, non-callable bonds.  This program combines bond issues with specific maturities by reopening these issues daily during a three-month period through competitive auctions.  The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater secondary market liquidity.

TAP Issues are simply generic bullet maturities that are created once a quarter (at market prices) and then reopened over 3-month periods, allowing the FHLBanks to consolidate small medium-term notes into large, liquid issues under a single CUSIP.  TAP Issues have standard features, including semi-annual interest payments on 2/15 and 8/15 or 5/15 and 11/15.  On-the-run TAP maturities include the 2-, 3-, 5-, and 7-year issuances.  TAP Issues are brought to market once daily via a competitive auction process.  A typical TAP cycle produces on-the-run TAP Issues of $1 billion to $4 billion in size.  TAP Issue benefits include incremental growth, which avoids market disruption, daily auctions that provide liquidity through continuous supply, and price transparency with 15-20 firms generally eligible to bid.  All on-the-run TAP Issues are included in all major bond indices, and interest on TAP Issues (like all FHLB securities) is exempt from state and local income tax.  This Program is named after its funding method; the FHLBanks “tap” the markets over three month periods to obtain funding.

Consolidated Obligation Discount Notes.  Consolidated obligation discount notes provide us with short-term funds.  These notes have maturities of up to one year and are offered daily through a dealer-selling group.  The notes are sold at a discount from their face amount and mature at par.

On a daily basis, FHLBanks may request that specific amounts of discount notes with specific maturity dates be offered by the Office of Finance for sale through the dealer-selling group.  One or more other FHLBanks may also request that amounts of discount notes with the same maturities be offered for sale for their benefit on the same day.  The Office of Finance commits to issue discount notes on behalf of the participating FHLBanks when dealers submit orders for the specific discount notes offered for sale.  The FHLBanks receive funding based on the time of the request, the rate requested for issuance, and the trade settlement and maturity dates.  If all terms of the request are the same except for the time of the request, then a FHLBank may receive between zero and 100 percent of the proceeds of the sale depending on: the time of the request; the maximum costs the FHLBank or other FHLBanks participating in the same issuance are willing to pay (if any); and the amount of orders submitted by dealers.

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

Deposits

The FHLBank Act allows us to accept deposits from its members, other FHLBanks and government instrumentalities.  For us, member deposits are also a source of funding, but we do not rely on member deposits to meet our funding requirements.  For members, deposits are a low-risk earning asset that may satisfy their regulatory liquidity requirements.  We offer several types of deposit programs to our members, including demand and term deposits.

Retained Earnings and Dividends

Our Board of Directors adopted a Retained Earnings and Dividend Policy in order to: (1) establish a process to assess the adequacy of retained earnings in view of our assessment of the financial, economic and business risks inherent in our operations; (2) establish the priority of contributions to retained earnings relative to other distributions of income; (3) establish a target level of retained earnings and a timeline to achieve the target; and (4) establish a process to ensure maintenance of appropriate levels of retained earnings.  The objective of the Retained Earnings and Dividend Policy is to preserve the value of our members’ investment with us.

We may pay dividends from retained earnings and current income.  Our Board of Directors may declare and pay dividends in either cash or capital stock.  Our dividends and our dividend policy are subject to Finance Agency regulations and policies.

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

As of December 31, 2011, management had determined that the amount of retained earnings, net of losses in Accumulated other comprehensive income (loss) (“AOCI”) necessary to achieve the objectives based on the risk profile of our balance sheet was $481.3 million.  At December 31, 2011, actual retained earnings were $746.2 million and losses in AOCI were $190.4 million.  The December 31, 2010, retained earnings target was $538.3 million, and actual retained earnings was $712.1 million and losses in AOCI were $96.7 million.  Management has not determined at this time our expected dividend payout ratios in 2012, and is also in the process of re-evaluating the retained earnings target for 2012, but expects to establish a higher target.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
	2011	2010	2009

Retained earnings, beginning of year	$712,091	$688,874	$382,856
Net Income for the year	244,486	275,525	570,755
	956,577	964,399	953,611
Dividends paid in the year (a)	(210,340)	(252,308)	(264,737)
Retained earnings, end of year	$746,237	$712,091	$688,874

(a) Dividends are paid in arrears in the second month after quarter end. Dividends are not accrued at quarter end.

Competition

Demand for advances is affected by (among other things) the availability and cost to members of alternate sources of liquidity, including retail deposits, wholesale and brokered deposits, and repurchase agreements.  Additionally, during the credit crisis, members had access to various government lending programs.  Historically, members have grown their assets at a faster pace than retail deposits and capital creating a funding gap.  We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps.  Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers, the U.S. Government and firms capitalizing on wholesale funding platforms (e.g. “CDARS,” the Certificate of Deposit Account Registry Service).  Certain members may have access to alternative wholesale funding sources such as lines of credit, wholesale CD programs, brokered CDs and sales of securities under agreements to repurchase.  Large members may also have access to the national and global credit markets. The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors.

We compete for funds raised through the issuance of unsecured debt in the national and global debt markets.  Competitors include corporate, sovereign, and supranational entities, as well as Government Sponsored Enterprises including Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corp. (“Freddie Mac”).  Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than would otherwise be the case.  In addition, the availability and cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank system debt.  Although the available supply of funds has kept pace with the funding needs of our members, there can be no assurance that this will continue to be the case indefinitely.

In addition, the sale of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been an important source of competitively priced funding for us.  Therefore, the liquidity of markets for callable debt and derivatives is an important determinant of our relative cost of funds.  There is considerable competition among high credit quality issuers in the markets for callable debt and derivatives.  There can be no assurance that the current breadth and depth of these markets will be sustained.

We compete for the purchase of mortgage loans held-for-sale.  For single-family products, we compete primarily with Fannie Mae and Freddie Mac, principally on the basis of price, products, structures, and services offered.  Competition among the 12 member banks of the Federal Home Loan Bank system (“FHLBanks”) is limited.  A bank holding company with multiple banking charters may operate in more than one Federal Home Loan Bank district.  If the member has a centralized treasury function, it is possible that there could be competition for advances.  A limited number of our member institutions are subsidiaries of financial holding companies with multiple charters and FHLBank memberships.  We do not believe, however, that the amount of advances borrowed by these entities, or the amount of capital stock held, is material in the context of its competitive environment.  Certain large member financial institutions  operating in our district may borrow unsecured Federal funds from other FHLBanks.  We are not prohibited by regulation from purchasing short-term investments from our members, but the current practice prohibits members from borrowing unsecured funds from us.

An indirect but growing source of competition is the acquisition of a FHLBNY member bank by a member of another FHLBank.  Under Finance Agency regulations, if the charter residing within our district is dissolved, the acquired institution is considered as a non-member and cannot borrow additional funds from us.  In addition, the non-member may not renew advances when they mature.  Our former members, who attained non-member status by virtue of being acquired, had advances borrowed and outstanding of $710.4 million and $837.0 million at December 31, 2011 and 2010.  Such non-members also held capital stock, which was reported as mandatorily redeemable capital stock of $54.8 million and $63.2 million at December 31, 2011 and 2010, and stock was classified as a liability in the Statements of Condition.

Oversight, Audits, and Examinations

We are supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which was created on July 30, 2008, when the President signed the Housing and Economic Recovery Act of 2008 into law.  The Act created a regulator with all of the authorities necessary to oversee vital components of our country’s secondary mortgage markets — Fannie Mae, Freddie Mac, and the Federal Home Loan Banks.  In addition, this law combined the staffs of the Office of Federal Housing Enterprise Oversight (“OFHEO”), the Federal Housing Finance Board (“FHFB”), and the GSE mission office at the Department of Housing and Urban Development (“HUD”).  The establishment of the Finance Agency will promote a stronger, safer U.S. housing finance system, affordable housing and community investment through safety and soundness oversight of Fannie Mae, Freddie Mac and the Federal Home Loan Banks.

We carry out our statutory mission only through activities that comply with the rules, regulations, guidelines, and orders issued under the Federal Housing Enterprises Financial Safety and Soundness Act Housing Act and the FHLBank Act.

The Government Corporation Control Act provides that, before a government corporation may issue and offer obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate and conditions of the obligations; the way and time issued; and the selling price.  The U.S. Department of the Treasury receives the Finance Agency’s annual report to Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

We have an internal audit department; our Board of Directors has an Audit Committee.  An independent registered public accounting firm audits our annual financial statements.  The independent registered public accounting firm conducts these audits following auditing standards established by the Public Company Accounting Oversight Board (United States).  The FHLBanks, the Finance Agency, and Congress all receive the audit reports.  We must also submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General.  These reports include: Statements of financial condition, operations, and cash flows; a Statement of internal accounting and administrative control systems; and the Report of the independent registered public accounting firm on the financial statements and internal controls over financial reporting.

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the FHLBanks, including the FHLBNY, and to decide the extent to which they fairly and effectively fulfill the purpose of the FHLBank Act.  Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of our financial statements conducted by a registered independent public accounting firm.  If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget and the Bank.  The Comptroller General may also conduct his or her own audit of any of our financial statements.

Personnel

As of December 31, 2011, we had 273 full-time and 3 part-time employees.  As of December 31, 2010, we had 268 full-time and 3 part-time employees.  The employees are not represented by a collective bargaining unit, and we consider our relationship with employees to be good.

Tax Status

The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for local real estate tax.

Assessments

Resolution Funding Corporation (“REFCORP”) Assessments.

Up until June 30, 2011, the FHLBanks, including the FHLBNY, were required to make payments to REFCORP based on a percentage of Net Income.  Each FHLBank was required to make payments to REFCORP until the total amount of payment actually made by all 12 FHLBanks was equivalent to a $300 million annual annuity, whose final maturity date was April 15, 2030.  Based on payments made by the 12 FHLBanks through the second quarter of 2011, the FHLBanks had satisfied their obligation to REFCORP by the end of that period and no further payments will be necessary.  In the third quarter of 2011, the FHLBNY recovered $365,000 from a prior quarter in 2011.  REFCORP was established by Act of Congress in 1989 to help facilitate the U.S. government’s bailout of failed financial institutions.  The REFCORP assessments were used by the Treasury to pay a portion of the annual interest expense on long-term obligations issued to finance a portion of the cost of the bailout.  Principal on those long-term obligations was paid from a segregated account containing zero-coupon U.S. government obligations, which were purchased using funds that Congress directed the FHLBanks to provide for that purpose.

Affordable Housing Program (“AHP” or “Affordable Housing Program”) Assessments.  Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program.  Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory net income.  Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for Affordable Housing Program, and prior to June 30, 2011, after the assessment for REFCORP.  The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency.  We accrue the AHP expense monthly.

We charge the amount set aside for Affordable Housing Program to income and recognize the amounts set aside as a liability.  We relieve the AHP liability as members use subsidies.  In periods where our regulatory income before Affordable Housing Program and REFCORP (prior to the termination of the REFCORP obligation on June 30, 2011) is zero or less, the amount of AHP liability is equal to zero, barring application of the following.  If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 12 FHLBanks.  There was no shortfall in the years ended 2011, 2010 or 2009.

ITEM 1A.  RISK FACTORS

The following risk factors along with all of the other information set forth in this Annual Report on Form 10-K, including the financial statements and accompanying notes should be considered.  If any of the events or developments described in this section were to occur, the business, financial condition or results of operations could be adversely affected.

The FHLBNY’s funding depends on its ability to access the capital markets.  Our primary source of funds is the sale of consolidated obligations in the capital markets.  Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are, for the most part, beyond our control.  Accordingly, we may not be able to obtain funding on acceptable terms, if at all.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations, which could adversely affect FHLBNY’s financial condition and results of operations. FHLBank System consolidated obligations have been assigned Aaa/P-1 and AA+/A-1+ ratings by Moody’s and S&P.  The outlook for the FHLBank debt by both S&P and Moody’s is negative. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect the cost of funds of one or more FHLBanks, including the FHLBNY, and the ability to issue consolidated obligations on acceptable terms.  A higher cost of funds or the impairment of the ability to issue consolidated obligations on acceptable terms could also adversely affect our financial condition and results of operations.

The FHLBNY relies upon derivative instruments to reduce its interest-rate risk, and changes in our credit ratings may adversely affect our ability to enter into derivative instruments on acceptable terms.  Our financial strategies are highly dependent on our ability to enter into derivative instruments on acceptable terms to reduce our interest-rate risk.  Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect our ability to enter into derivative instruments with acceptable parties on satisfactory terms in the quantities necessary to manage our interest-rate risk on consolidated obligations or other financial instruments.  This could negatively affect our financial condition and results of operations.

The FHLBanks are governed by federal laws and regulations, which could change or be applied in a manner detrimental to FHLBNY’s operations.  The FHLBanks are government-sponsored enterprises (“GSEs”), organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations of the Finance Agency, an independent agency in the executive branch of the federal government.  From time to time, Congress has amended the FHLBank Act in ways that significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations.  New or modified legislation enacted by Congress or regulations adopted by the Finance Agency could have a negative effect on our ability to conduct business or our cost of doing business.

Changes in regulatory or statutory requirements, or in their application, could result in, among other things, changes in: our cost of funds; retained earnings requirements; debt issuance; dividend payments; capital redemption and repurchases; permissible business activities; the size, scope, or nature of our lending, investment, or mortgage purchase programs; or our compliance costs.  Changes that restrict dividend payments, the growth of our current business, or the creation of new products or services could negatively affect our results of operations and financial condition.  Further, the regulatory environment affecting members could be changed in a manner that would negatively affect their ability to acquire or own our capital stock or take advantage of our products and services.

As a result of these factors, the FHLBank System may have to pay a higher rate of interest on consolidated obligations.  The resulting increase in the cost of issuing consolidated obligations could cause our advances to be less profitable and reduce our net interest margins (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations).  If we change the pricing of our advances, they may no longer be attractive to members and outstanding advances may decrease.  In any case, the increased cost of issuing consolidated obligations could negatively affect our financial condition and results of operations.

Changes in interest rates could significantly affect the FHLBNY’s financial condition and results of operations.  We earn income primarily from the spread between interest earned on our outstanding advances, investments and shareholders’ capital, and interest paid on our consolidated obligations and other interest-bearing liabilities.  Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa.  In either case, interest rate movements contrary to our position could negatively affect our financial condition and results of operations.  Moreover, the effect of changes in interest rates can be exacerbated by prepayment and extension risk, which is the risk that mortgage related assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below market yields when interest rates increase.

A loss or change of business activities with large members could adversely affect the FHLBNY’s results of operations and financial condition.  Withdrawal of one or more large members from our membership could result in a reduction of our total assets, capital, and net income.  If one or more of our large members were to prepay their advances or repay the advances as they came due and no other advances were made to replace them, it could also result in a reduction of our total assets, capital, and net income.  The timing and magnitude of the effect of a reduction in the amount of advances would depend on a number of factors, including:

• the amount and the period over which the advances were prepaid or repaid;

• the amount and timing of any corresponding decreases in activity-based capital;

• the profitability of the advances;

• the size and profitability of our short- and long-term investments; and

• the extent to which consolidated obligations matured as the advances were prepaid or repaid.

The FHLBNY’s financial condition and results of operations could be adversely affected by FHLBNY’s exposure to credit risk.  We have exposure to credit risk in that the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument.  In addition, we assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and we could suffer a loss if we could not fully recover amounts owed to us on a timely basis.  A credit loss, if material, will have an adverse effect on the FHLBNY’s financial condition and results of operations.

The FHLBNY may not be able to meet its obligations as they come due or meet the credit and liquidity needs of its members in a timely and cost-effective manner.  We seek to be in a position to meet our members’ credit and liquidity needs and pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.  In addition, we maintain a contingent liquidity plan designed to enable us to meet our obligations and the liquidity needs of members in the event of operational disruptions or short-term disruptions in the capital markets.  Our ability to manage our liquidity position or our contingent liquidity plan may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our financial condition and results of operations.

The FHLBNY faces competition for advances, loan purchases, and access to funding, which could adversely affect its businesses and the FHLBNY’s efforts to make advance pricing attractive to its members as well as it may adversely affect earnings.  Our primary business is making advances to our members, and we compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBanks.  Our members have access to alternative funding sources, which may offer more favorable terms than the ones we offer on our advances, including more flexible credit or collateral standards.  We may make changes in policies, programs, and agreements affecting members from time to time, including, affecting the availability of and conditions for access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services, which could cause members to obtain financing from alternative sources.  In addition, many of our competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

The availability of alternative funding sources that are more attractive to our members may significantly decrease the demand for our advances.  Lowering the price of the advances to compete with these alternative funding sources may decrease the profitability of advances.  A decrease in the demand for our advances or a decrease in our profitability on advances could adversely affect our financial condition and results of operations.

Certain FHLBanks, including the FHLBNY, also compete (primarily with Fannie Mae and Freddie Mac) for the purchase of mortgage loans from members.  Some FHLBanks may also compete with other FHLBanks with which their members have a relationship through affiliates.  We offer the MPF Program to our members.  Competition among FHLBanks for MPF program business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time.  Increased competition can result in a reduction in the amount of mortgage loans we are able to purchase and, therefore, lower income from this part of its business.

The FHLBanks, including the FHLBNY, also compete with the U.S. Department of the Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of debt in the national and global debt markets.  Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case.  Increased competition could adversely affect our ability to have access to funding, reduce the amount of funding available to us, or increase the cost of funding available to us.  Any of these effects could adversely affect our financial condition and results of operations.

The FHLBNY relies heavily on information systems and other technology.

We rely heavily on information systems and other technology to conduct and manage our business.  We have implemented a business continuity plan that includes the maintenance of an alternate site for data processing and office functions. All critical systems are tested annually for recovery readiness and all business units update and test their respective disaster recovery plans annually. If we were to experience a failure or interruption in any of these systems or other technology and our disaster recovery capabilities were also impacted, it would affect our ability to conduct and manage our business effectively, including advance and hedging activities. This may adversely affect member relations, risk management, and negatively affect our financial condition and results of operations.

Economic downturns and changes in federal monetary policy could have an adverse effect on the FHLBNY’s business and its results of operations.  Our businesses and results of operations are sensitive to general business and economic conditions.  These conditions include short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economies in which we conduct our business.  If any of these conditions deteriorate, our businesses and results of operations could be adversely affected.  For example, a prolonged economic downturn could result in members needing fewer advances.  In addition, our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States.  The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities.

The FHLBNY may become liable for all or a portion of the consolidated obligations of the FHLBanks, which could negatively impact the FHLBNY’s financial condition and results of operations.  We are jointly and severally liable along with the other FHLBanks for the consolidated obligations issued through the Office of Finance.  Dividends on, redemption of, or repurchase of shares of our capital stock are not permitted unless the principal and interest due on all consolidated obligations have been paid in full.  If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine.  As a result, our ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other FHLBanks.  However, no FHLBank has ever defaulted on its debt since the FHLB System was established in 1932.

Loan modification programs could adversely impact the value of the FHLBNY’s mortgage-backed securities.

Federal and state government authorities, as well as private entities such as financial institutions and the servicers of residential mortgage loans, have proposed, commenced, or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans that may adversely affect the value of and the returns on our mortgage-backed securities.

Insufficient collateral protection could adversely affect the FHLBNY’s financial condition and results of operations.  We require that all outstanding advances be fully collateralized. In addition, for mortgage loans that we purchased under the MPF Program, we require that members fully collateralize the outstanding credit enhancement obligations not covered through the purchase of supplemental mortgage insurance. We evaluate the types of collateral pledged by our members and assign borrowing capacities to the collateral based on the risks associated with that type of collateral. If we have insufficient collateral before or after an event of payment default by the member, or we are unable to liquidate the collateral for the value assigned to it in the event of a payment default by a member, we could experience a credit loss on advances, which could adversely affect our financial condition and results of operations.

Deteriorating market conditions increase the risk that the FHLBNY’s models will produce unreliable results.

We use market-based information as inputs to our financial models, which are used in making operational decisions and to derive estimates for use in our financial reporting processes. The downturn in the housing and mortgage markets created additional risk regarding the reliability of the models, particularly since the models are regularly adjusted in response to rapid changes in the actions of consumers and mortgagees to changes in economic conditions. This may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

The FHLBNY has geographic concentrations that may adversely impact its business operations and/or financial condition.

By nature of our regulatory charter and our business operations, we are exposed to credit risk as the result of limited geographic diversity. Our advance lending is limited by charter to operations to the four areas — New Jersey, New York, Puerto Rico and the US Virgin Islands. We employ conservative credit rating and collateral policies to limit exposure, but a decline in regional economic conditions could create an exposure to us in excess of collateral held.

We have concentrations of mortgage loans in some geographic areas based on our investments in MPF loans and private-label MBS and on the receipt of collateral pledged for advances. To the extent that any of these geographic areas experiences significant declines in the local housing markets, declining economic conditions, or a natural disaster, we could experience increased losses on our investments in the MPF loans or the related MBS or be exposed to a greater risk that the pledged collateral securing related advances would be inadequate in the event of default on such an advance.

The inability to retain key personnel could adversely impact the Bank’s operations.

We rely on key personnel for many of our functions. Our success in retaining such personnel is important to our ability to conduct our operations and measure and maintain risk and financial controls. The ability to retain key personnel could be challenged as the U.S. employment market improves.  We maintain a succession planning program in which we attempt to identify and develop employees who can potentially replace key personnel in the event of their departure.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

We occupy approximately 41,000 square feet of leased office space at 101 Park Avenue, New York, New York.  We also maintain 30,000 square feet of leased office space at 30 Montgomery Street, Jersey City, New Jersey, principally as an operations center.

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

As previously reported, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010, making a Demand as of the date of the Notice of approximately $268 million owed to LBSF by the Bank (inclusive of interest).  Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank responded to LBSF on August 23, 2010, denying LBSF’s Demand.  LBSF served a reply on September 7, 2010, effectively reiterating its position.  The mediation conducted pursuant to the Order commenced on December 8, 2010 and concluded without settlement on March 17, 2011.  LBSF continues to claim approximately $268 million plus interest at the rate of LIBOR plus 13.5% on a principal amount of approximately $198 million from December 6, 2010.  Pursuant to the Order, positions taken by the parties in the ADR process are confidential.

While the Bank believes that LBSF’s position is without merit, the amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of the stock of the FHLBNY is owned by our members.  Stock may also be held by former members as a result of having been acquired by a non-member institution.  We conduct our business in advances and mortgages exclusively with stockholder members and housing associates.  There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded.  It may be redeemed at par value upon request, subject to regulatory limits.  The par value of all FHLBNY stock is $100 per share.  These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended.  At December 31, 2011, we had 340 members, who held 44,906,014 shares of capital stock between them. Former members held 548,273 shares.  At December 31, 2010, we had 336 members with 45,289,625 shares of capital stock between them and 632,192 shares held by former members.  Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

Our recent quarterly cash dividends are outlined in the table below.  No dividends were paid in the form of stock.  Dividend payments and earnings retention are subject to be determined by our Board of Directors, at its discretion, and within the regulatory framework promulgated by the Finance Agency.  Our Retained Earnings and Dividends Policy outlined in the section titled Retained Earnings and Dividends under Part I, Item 1 of this Annual Report on Form 10-K provides additional information.

Dividends from a calendar quarter’s earnings are paid(a) subsequent to the end of that calendar quarter as summarized below (dollars in thousands):

	2011			2010		2009
Month Paid	Amount	Dividend Rate	Month Paid	Amount	Dividend Rate	Amount	Dividend Rate

November	$47,198	4.00%	November	$76,675	6.50%	$75,139	5.60%
August	48,987	4.50	August	55,225	4.60	75,862	5.60
May	49,635	4.50	May	52,792	4.25	77,293	5.60
February	67,269	5.80	January	73,024	5.60	43,180	3.00

	$213,089			$257,716		$271,474

(a)  The table above reports dividend on a paid basis and includes payments to former members as well as members.  Dividends paid to former members were $2.4 million, $4.3 million and $7.5 million for the years ended December 31, 2011, 2010 and 2009.

Dividends are accrued for former members, and recorded as interest expense on mandatorily redeemable capital stock held by former members, and is a charge to Net income.  Dividends on capital stock held by members are not accrued.  Dividends are paid in arrears in the second month after the quarter end in which the dividend is earned, and is a direct charge to Retained earnings.

Issuer Purchases of Equity Securities

In accordance with correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the U.S. Securities and Exchange Commission dated August 26, 2005, we are exempt from disclosures of unregistered sales of common equity securities or securities issued through the Office of Finance that otherwise would have been required under Item 701 of the SEC’s Regulation S-K.  By the same no-action letter, we are also exempt from disclosure of securities repurchases by the issuer that otherwise would have been required under Item 703 of Regulation S-K.

ITEM 6.   SELECTED FINANCIAL DATA

Statements of Condition	Years ended December 31,
(dollars in millions)	2011	2010	2009	2008	2007

Investments (a)	$14,236	$16,739	$16,222	$14,195	$25,034
Interest-bearing balance at FRB (b)	—	—	—	12,169	—
Advances	70,864	81,200	94,349	109,153	82,090
Mortgage loans held-for-portfolio, net of allowance for credit losses (c)	1,408	1,266	1,318	1,458	1,492
Total assets	97,662	100,212	114,461	137,540	109,245
Deposits and borrowings	2,101	2,454	2,631	1,452	1,606
Consolidated obligations, net
Bonds	67,441	71,743	74,008	82,257	66,326
Discount notes	22,123	19,391	30,828	46,330	34,791
Total consolidated obligations	89,564	91,134	104,836	128,587	101,117
Mandatorily redeemable capital stock	55	63	126	143	239
AHP liability	127	138	144	122	119
REFCORP liability	—	22	24	5	24
Capital
Capital stock	4,491	4,529	5,059	5,585	4,368
Retained earnings
Unrestricted	722	712	689	383	418
Restricted	24	—	—	—	—
Total retained earnings	746	712	689	383	418
Accumulated other comprehensive income (loss)	(191)	(97)	(145)	(101)	(35)
Total capital	5,046	5,144	5,603	5,867	4,751
Equity to asset ratio (d)	5.17%	5.13%	4.90%	4.27%	4.35%

Statements of Condition	Years ended December 31,
Averages (See note; dollars in millions)	2011	2010	2009	2008	2007

Investments (a)	$20,486	$17,693	$15,987	$22,253	$22,155
Interest-bearing balance at FRB (b)	—	—	6,046	1,322	—
Advances	75,202	85,908	98,966	92,617	65,454
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,314	1,281	1,386	1,465	1,502
Total assets	100,911	108,100	125,461	119,710	89,961
Interest-bearing deposits and other borrowings	2,301	4,650	2,095	2,003	2,202
Consolidated obligations, net
Bonds	68,028	72,136	71,860	81,342	63,277
Discount notes	21,442	21,728	41,496	28,349	18,956
Total consolidated obligations	89,470	93,864	113,356	109,691	82,233
Mandatorily redeemable capital stock	58	83	137	166	146
AHP liability	132	142	135	122	108
REFCORP liability	5	9	21	6	10
Capital
Capital stock	4,476	4,699	5,244	4,923	3,771
Retained earnings
Unrestricted	707	672	558	381	362
Restricted	4	—	—	—	—
Total retained earnings	711	672	558	381	362
Accumulated other comprehensive income (loss)	(129)	(116)	(106)	(74)	(17)
Total capital	5,058	5,255	5,696	5,230	4,116

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and other data
(dollars in millions)
(except earnings and dividends per	December 31,
share, and headcount)	2011	2010	2009	2008	2007
Net income	$245	$276	$571	$259	$323
Net interest income (e)	442	455	701	694	499
Dividends paid in cash (f)	210	252	265	294	273
AHP expense	27	31	64	30	37
REFCORP expense	31	69	143	65	81
Return on average equity (g)	4.83%	5.24%	10.02%	4.95%	7.85%
Return on average assets	0.24%	0.25%	0.45%	0.22%	0.36%
Net OTTI impairment losses	(6)	(8)	(21)	—	—
Other non-interest income (loss)	(8)	25	185	(267)	14
Total other income (loss)	(14)	17	164	(267)	14
Operating expenses (h)	109	85	76	66	67
Finance Agency and Office of Finance expenses	13	10	8	7	5
Total other expenses	122	95	84	73	72
Operating expenses ratio (i)	0.11%	0.08%	0.06%	0.06%	0.07%
Earnings per share	$5.46	$5.86	$10.88	$5.26	$8.57
Dividend per share	$4.70	$5.24	$4.95	$6.55	$7.51
Headcount (Full/part time)	276	271	264	251	246

(a)	Investments include held-to-maturity securities, available for-sale securities, Federal funds, loans to other FHLBanks, and other interest bearing deposits.
(b)	FRB program commenced in October 2008. On July 2, 2009, the Bank was no longer eligible to collect interest on excess balances.
(c)	Allowances for credit losses were $6.8 million, $5.8 million, $4.5 million, $1.4 million, and $0.6 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.
(d)	Equity to asset ratio is capital stock plus retained earnings and Accumulated other comprehensive income (loss) as a percentage of total assets.
(e)	Net interest income is net interest income before the provision for credit losses on mortgage loans.
(f)	Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(g)	Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average Accumulated other comprehensive income (loss).
(h)	Operating expenses include Compensation and Benefits.
(i)	Operating expenses as a percentage of total average assets.

Supplementary financial data for each quarter for the years ended December 31, 2011 and 2010 are presented below (in thousands):

	2011 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$238,221	$180,586	$210,298	$257,389
Interest expense	106,103	104,503	110,657	123,316

Net interest income	132,118	76,083	99,641	134,073

Provision for credit losses	186	765	429	1,773
Other income (loss)	(12,644)	(13,703)	(1,788)	14,303
Other expenses and assessments	34,764	25,945	44,113	75,622
	47,594	40,413	46,330	63,092

Net income	$84,524	$35,670	$53,311	$70,981

	2010 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$243,436	$285,566	$276,454	$273,152
Interest expense	135,208	160,405	160,254	166,957

Net interest income	108,228	125,161	116,200	106,195

Provision for credit losses	273	231	196	709
Other income (loss)	37,549	6,105	(16,457)	(10,656)
Other expenses and assessments	59,076	52,243	42,882	41,190
	21,800	46,369	59,535	52,555

Net income	$86,428	$78,792	$56,665	$53,640

Interim period - Infrequently occurring items recognized.

2011 first quarter — $42.7 million was recorded in Interest income as prepayment fees.  We early extinguished debt and took a charge of $51.7 million.  We contributed $24.0 million to our Defined Benefit Pension and took a charge to the quarter’s earnings.

2011 fourth quarter — $53.6 million was recorded in Interest income as prepayment fees.  We early extinguished debt and took a charge $31.3 million.

2010 — There were no infrequently occurring items that were material in any interim period in 2010.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “ the Bank” or the “FHLBNY”) may be “forward-looking statements.”  These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, and reform legislation.  The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in ITEM 1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements.  As a result, you are cautioned not to place undue reliance on such statements. The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.

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

Risks and other factors could cause actual results of the Bank to differ materially from those implied by any forward-looking statements.  These risk factors are not exhaustive.  The Bank operates in changing economic and regulatory environments, and new risk factors will emerge from time to time.  Management cannot predict such new risk factors nor can it assess the impact, if any, of such new risk factors on the business of the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1	Market Interest Rates	28
2.1 - 2.3	Financial Condition	39 - 41
3.1 - 3.10	Advances	41 - 46
4.1 - 4.10	Investments	47 - 51
5.1 - 5.6	Mortgage Loans	53 - 54
6.1 - 6.10	Consolidated Obligations	56 - 61
7.1 - 7.3	Capital	61 - 62
8.1 - 8.7	Derivatives	63 - 66
9.1 - 9.6	Liquidity	67 - 70
10.1 - 10.17	Result of Operations	70 - 81
11.1 - 11.2	Assessments	82

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

Business segment.  We manage our operations as a single business segment.  Advances to members are our primary focus and the principal factor that impacts our operating results.  We are exempt from ordinary federal, state and local taxation (except for local real estate tax).  Up until June 30, 2011, we were required to make payments to Resolution Funding Corporation (“REFCORP”).  We are required to set aside a percentage of our income towards an Affordable Housing Program (“AHP”).

Explanation of the use of certain non-GAAP measures of Interest Income and Expense, Net Interest income and margin.  The results of our operations are presented in accordance with U.S. generally accepted accounting principles.  We have also presented certain information regarding our spread between Interest Income and Expense, Net Interest income spread and Return on Earning assets.  This spread combines interest expense on debt with net interest exchanged with swap dealers on interest rate swaps associated with debt hedged on an economic basis.  We believe these non-GAAP financial measures are useful to investors and members seeking to understand our operational performance and business and performance trends.  Although we believe these non-GAAP financial measures enhance investor and members’ understanding of the Bank’s business and performance, they should not be considered an alternative to GAAP.  We have provided GAAP measures in parallel whenever discussing non-GAAP measures.

Financial performance of the Federal Home Loan Bank of New York

	December 31,			Net change in dollar amount
(Dollars in millions, except per share data)	2011	2010	2009	2011	2010

Net interest income before provision for credit losses	$442	$455	$701	$(13)	$(246)
Provision for credit losses on mortgage loans	$3	$1	$3	$2	$(2)

Net OTTI impairment losses	$(6)	$(8)	$(21)	$2	$13
Other non-interest income (loss)	(8)	25	185	(33)	(160)
Total other income (loss)	$(14)	$17	$164	$(31)	$(147)
Operating expenses	$29	$27	$26	$2	$1
Compensation and benefits	$80	$58	$50	$22	$8
Net income	$245	$276	$571	$(31)	$(295)
Earnings per share	$5.46	$5.86	$10.88	$(0.40)	$(5.02)
Dividend per share	$4.70	$5.24	$4.95	$(0.54)	$0.29

2011 Highlights

Results of Operations

We reported 2011 Net income of $244.5 million, or $5.46 per share, compared with Net income of $275.5 million, or $5.86 per share in 2010.  The return on average equity, which is Net income divided by average Capital stock, Retained earnings and Accumulated other comprehensive income (loss) (“AOCI”), was 4.83% in 2011, compared with 5.24% in 2010.

In 2011, we took two significant charges: $86.5 million due to early retirement of high-costing debt, and $24.0 million cash contribution made to our Defined benefit pension plan to improve the plan’s funded status.  Net Income in 2011 benefited from $109.2 million in prepayment fees on advances.

2011 Net Income also benefited from the cessation of REFCORP assessment on June 30, 2011 when the final REFCORP assessment was settled, and the 12 FHLBanks had fully satisfied their obligation to REFCORP.  As a result, REFCORP payments charged to earnings were only $30.7 million in 2011, compared to $68.9 million in 2010.

The amounts that would have otherwise been paid to REFCORP are being set aside as Restricted retained earnings by the 12 FHLBanks, with the objective of increasing earnings reserves and enhancing the safety and soundness of the FHLBank system.  At December 31, 2011, we had set aside $24.0 million as Restricted retained earnings.

Cash dividends of $4.70 per share of capital stock were paid to stockholders in 2011, compared to $5.24 per share of capital stock were paid in 2010.

Net interest income was $441.9 million in 2011, compared to $455.8 million in 2010.  Lower transaction volume, specifically lower average advance balances was the primary cause.  Net interest spread, the difference between yields earned on interest-earning assets and yields paid on interest-costing liabilities, was 41 basis points, an improvement of 4 basis points over 2010.  The improvement was principally due to net prepayment fees recorded in Interest income.  Yield adjustments on modified advances caused reported margins to be adversely impacted.  Investments in floating-rate mortgage-backed securities earned lower yields.  As high-yielding fixed-rate MBS and intermediate-term advances continue to pay down or mature, they have been replaced by lower yielding assets due to the low interest rate environment, and this has tended to lower the overall yield on total assets.  While the cost of funding has improved somewhat in the current year, the cost of longer-term debt has remained above historical levels.

Derivative hedging gains contributed $83.5 million in 2011 compared to $26.8 million in 2010.  Consolidated obligation debt accounted for under the Fair Value Option reported fair value losses of $10.5 million in 2011 compared with losses of $3.3 million in 2010.  Unrealized fair value losses were primarily attributable to the strong credit quality of FHLBank debt that drove market yields lower and fair values of balance sheet debt higher.  Fair value gains and losses are unrealized and will generally reverse over time.

OTTI charges were $5.6 million in 2011, compared to $8.3 million in 2010, and we believe credit trends are continuing to improve for our investments in private-label MBS (“PLMBS”).

Financial Condition

Net cash generated from operating activities was in excess of Net income in 2011 and 2010.  Our liquidity position remained in compliance with all regulatory requirements and we do not foresee any changes to that position.  We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.

Our capital remains strong.  At December 31, 2011, actual risk-based capital was $5.3 billion, compared to required risk-based capital of $0.5 billion.  To support $97.7 billion of total assets at December 31, 2011, the required minimum regulatory capital was $3.9 billion, or 4.0 percent of assets.  Our actual regulatory capital was $5.3 billion, exceeding required capital by $1.4 billion.  Aggregate capital ratio was at 5.42 percent or 1.42 percent more than the 4.0 percent regulatory minimum.  We have prudently increased retained earnings through the period of credit turmoil.  Retained earnings at December 31, 2011, have grown to $746.2 million, which includes $24.0 million of reserves set aside as Restricted retained earnings.  Losses in AOCI, a component of shareholders’ equity, was $190.4 million, compared to $96.7 million at December 31, 2010, and the increase is primarily from adverse changes in the fair values of interest rate swaps designated as cash flow hedges of discount notes in a long-term issuance program implemented in 2011.

Total assets were $97.7 billion at December 31, 2011, slightly lower than $100.2 billion at December 31, 2010.  Principal amounts of Advances to member banks declined to $67.0 billion at December 31, 2011, compared to $76.9 billion at December 31, 2010.  We experienced significant member initiated prepayments in the 2011 first and fourth quarters, which reduced advance balances.  In all, $12.3 billion of advances were prepaid in 2011.  Advance decline has also occurred as member banks may have taken advantage of the improved availability of alternate funding sources such as deposits and senior unsecured borrowings in a more liquid market.  Declining demand for advances may also be due to lukewarm loan demand from members’ own customers due to weak economic conditions.  Member requested advance modification were significant in 2011 and $4.6 billion par amounts were modified.  Modifications typically extend the loan maturity terms.

Aside from advances, our primary earning assets are investment portfolios, comprised of MBS issued primarily by GSEs and bonds issued by state and local government housing agencies.  Investments in MBS and housing agency bonds totaled $13.3 billion, or 13.6% of total assets at December 31, 2011, compared to $11.7 billion, or 11.7% of total assets at December 31, 2010.  GSE- and agency-issued MBS were 94.8% of the total balance sheet carrying value of investments in MBS at December 31, 2011.  Unpaid principal balances of private-label MBS outstanding aggregated $765.1 million at December 31, 2011, down from $945.2 million at December 31, 2010, as no new investment was made in private-label MBS in any periods presented in this report.  Market pricing of GSE-issued investment securities has improved at December 31, 2011, compared to December 31, 2010, as liquidity has gradually returned to the market, and fair values generally generated unrealized gains.  Market pricing of our portfolio of private-label securities has remained stable at December 31, 2011, compared to December 31, 2010.

S&P lowered our long-term credit rating on August 8, 2011 from AAA to AA+.  Moody’s maintained our credit rating at AAA.  Both rating agencies have lowered their outlook to negative.  The pricing performance of the short- and intermediate-term FHLBank debt has improved since the downgrade, but we cannot predict the long-term impact, if any, upon our funding costs or our ability to access the capital markets.  We continue to monitor the condition of our debt issuance very carefully.  For certain credit support agreements with derivative counterparties, the downgrade resulted in the posting of $160.8 million of additional cash collaterals at December 31, 2011.  However, other credit support agreements with derivative counterparties were not impacted because the agreements stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  For additional information of the impact of the downgrade on our derivative contracts, including a further one-notch hypothetical downgrade, below AA, see Note 16 - Derivatives and Hedging activities in the audited financial statements included in this Form 10-K.  There were no other significant contracts or covenants for any credit facility or other agreement that were impacted by the downgrade.  We have substantial investments in mortgage-backed securities issued by other GSEs and U.S. agency, and rating downgrade from AAA to AA could alter the perceived creditworthiness of instruments issued, insured or guaranteed by institutions linked to the U.S. government, and MBS issued by the institutions could be correspondingly affected by credit downgrades.  Pricing of such securities owned by us have been stable and were substantially in net unrealized fair value gain positions at December 31, 2011.  For more information about the pricing of our MBS see Notes 4 and 5 in our audited financial statements.

We are also closely monitoring the impact of the U.S. government’s Making Home Affordable program and its likely impact on our members’ mortgage origination business, which could have a direct impact on our advances or mortgage-loan program under the MPF, but believe it is too early to predict its outcome on our business model.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties which could cause our actual results to differ materially from those set forth in such forward-looking statements.

We expect our 2012 earnings to remain relatively unchanged from the reported 2011 Net income.  If long-term rates remain low, relative to short-term rates or if the forward yield curve flattens further in 2012, opportunities to invest in high-quality assets and earn a reasonable spread will be limited, constraining earnings.  Our primary earning assets, advances and investments in MBS may yield lower interest margins in a low interest rate environment.  Short-term rates have risen in 2011 and consensus is that they will not rise above those levels, and assuming that credit conditions in Europe do not improve, the opportunities for investing cash in liquid investments and yielding an acceptable risk-reward relationship may be limited.

Advances — In December 2011, the economy showed some signs of life which could provide possible momentum for growth later in 2012.  However, we are unable to predict the timing and extent of the expected recovery in the U.S. economy, particularly the recovery in the housing market, or to expect continued stability in the financial markets.  Against that backdrop, we believe it is also difficult to predict member demand for advances, which is the primary focus of our operations and the principal factor that impacts our operating results.

Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability of alternative funding sources that are more attractive (e.g. consumer deposits), the interest rate environment and the outlook for the economy.  Members may choose to prepay advances, based on their expectations of interest rate changes and demand for liquidity.  Demand for advances may also be influenced by the dividend payout rate to members on their capital stock investment with us.  Members are required to invest in our capital stock in the form of membership stock and activity-based stock.  Members are also required to purchase activity stock in order to borrow advances.  Advance volume is also influenced by merger activity where members are either acquired by non-members, or acquired by members of another FHLBank.  When our members are acquired by members of another FHLBank or a non-member, they no longer qualify for membership in the FHLBNY.  They cannot renew outstanding advances or provide new advances to non-members.  Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending if the former member borrowed such advances.

Earnings — As existing high-yielding fixed-rate MBS and some intermediate-term advances continue to pay down, mature or be prepaid, it is unlikely they will be replaced by equivalent high-yielding assets due to the low interest rate environment, and this will tend to lower the overall yield on total assets.  We do not expect advance demand from members to grow relative to outstanding amounts at December 31, 2011.  Specifically, we expect limited demand for large intermediate-term advances because many members have adequate liquidity, and other members have significant amounts of intermediate-term advances that were borrowed from us several years ago.  We anticipate that such members may be considering prepaying those borrowings, or not replacing them at maturity.  Members that have expressed interest in intermediate-term borrowing have not been significant borrowers in the past.  We also earn income from investing our members’ capital and non-interest bearing liabilities, together referred to as deployed capital, to fund interest-earning assets.  The two principal factors that impact earnings from deployed capital are the average amount of capital outstanding in a period and the interest rate environment in the period, which in turn impacts yields on earning assets.  These factors determine the potential earnings from deployed capital, and both factors are subject to change.  We cannot predict with certainty the level of earnings from capital.  In a lower interest rate environment, deployed capital, which consists of capital stock, retained earnings and net non-interest bearing liabilities, will provide relatively lower income.

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

S&P, Moody’s and Fitch Ratings (“Fitch”) have all indicated that they would likely not raise the outlooks and ratings of the FHLB System and/or System Banks above the U.S. sovereign rating.  If the ratings on the U.S. were lowered, the ratings on the FHLB System and System Banks whose ratings are equalized to the sovereign rating could also be lowered.  We cannot predict with certainty the longer-term impact of these recent rating actions on the FHLBank debt or the consequence of any further rating actions on the cost of our debt.  Please see Rating Actions in this MD&A with respect to most recent rating announcements and actions by S&P and Moody’s for the FHLBNY.

Federal Reserve — “Operation Twist” — In 2011, the Federal Reserve Bank’s (“the FRB”) declared its intention is to dramatically drop Treasury yields in the long-end of the yield curve, with the economic goal of putting downward pressure on longer-term rates and help make broader financial conditions more accommodative.  To meet its objectives, the FRB sold short-maturity securities and purchased longer-maturity securities.  With the increased supply from FRB sales, repo rates rose, pushing overnight rates and yields to rise all along the short-end of the yield curve.  This also may have caused the FHLBank-issued discount note yields to increase as well and investor demand to increase.  We believe the program is currently expected to continue through June 2012, but uncertain of its continued impact.

Demand for FHLBank debt — Our primary source of funds is the sale of consolidated obligations in the capital markets, and our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control.  We may not be able to obtain funding on acceptable terms given the extraordinary market conditions and structural changes in the debt market.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect financial condition and results of operations.  The pricing of our longer-term debt remains at levels that are still higher than historical levels, relative to LIBOR.  To the extent we receive sub-optimal funding, our member institutions in turn may experience higher costs for advance borrowings.  To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to the 3-month LIBOR, our members’ borrowing choices may also be limited.

Continued uncertainties in Europe are expected to keep swap spreads elevated, which will continue to provide attractive funding opportunities in longer term discount notes.  With U.S. Treasury and GSE supply expected to be limited, European credit turmoil will still be a concern and the FOMC is expected to further enforce low rates for an extended period of time, discount note rates are unlikely to move far from current levels and spreads to LIBOR are unlikely to stabilize.

There was some good news for the FHLBank debt in the closing months in 2011.  Our debt was trading at funding levels that were very favorable over the preceding months.  Short- and intermediate-term FHLBank debt pricing improved as sub-LIBOR spreads widened, and this could potentially reduce our cost of funds, should it continue.  While this funding cost improvement may be attributed to credit problems in Europe, the FHLBank debt had performed better than other debt with similar credit profile.  We are unable to say if this is a trend or just a reaction to increased demand by investors for the high-quality FHLBank debt in the face of credit tensions facing European banks.

Credit Impairment of Mortgage-backed securities — OTTI charges were insignificant in 2011.  However, without continued recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.  In addition, certain private-label MBS may be undergoing loan modification and forbearance proceedings at the loan level, and such processes may have an adverse impact on the amounts and timing of expected cash flows.

Impact of Home Affordable Refinance Program (“HARP”) — If a home value has fallen while the mortgage payment on the home has increased, and Fannie Mae or Freddie Mac owns or guarantees the home mortgage, the U.S. government’s Making Home Affordable program provides a refinance option for the home owner.  Refinancing can help a homeowner by initiating a new mortgage loan with better terms to pay off and replace the current loan.  HARP Refinancing is only available to financially stable borrowers who already have a Fannie Mae or a Freddie Mac mortgage and have been keeping it current for at least the past 12 months.  Certain other conditions also apply.

We are unable to predict the impact this program would have, if any, on our members’ mortgage origination business, which could have a direct impact on our Advances and mortgage-loan program under the MPF.

Trends in the Financial Markets

Conditions in Financial Markets.  The primary external factors that affect net interest income are market interest rates and the general state of the economy.  The following table presents changes in key rates over the course of 2011 and 2010 (rates in percent):

Table 1.1          Market Interest Rates

	December 31,
	2011	2010	2011	2010
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate	0.25%	0.25%	0.25%	0.25%
Federal Funds Effective Rate	0.10	0.18	0.04	0.13
3-Month LIBOR	0.34	0.34	0.58	0.30
2-Year U.S.Treasury	0.44	0.69	0.24	0.60
5-Year Treasury	1.51	1.92	0.83	2.01
10-Year Treasury	2.76	3.20	1.88	3.30
15-Year Residential Mortgage Note Rate	3.76	4.13	3.37	4.23
30-Year Residential Mortgage Note Rate	4.53	4.75	4.07	4.82

Source: Office of Finance, Bloomberg L.L.P.

Impact of general level of interest rates on the FHLBNY.  The level of interest rates during a reporting period impact our profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital.  As of December 31, 2011 and 2010, investments, excluding mortgage-backed securities and state and local housing agency obligations, had stated maturities of less than one year.  We also used derivatives to effectively change the repricing characteristics of a significant proportion of our advances and consolidated obligation debt to match shorter-term LIBOR rates that repriced at intervals of three-month or less.  Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate and the 3-month LIBOR rate, has an impact on profitability.

The level of interest rates also directly affects our earnings on invested capital.  Compared to other banking institutions, we operate at comparatively low net spreads between the yield we earn on assets and the cost of our liabilities.  Therefore, we generate a relatively higher proportion of our income from the investment of member-supplied capital at the average asset yield.  As a result, changes in asset yields tend to have a greater effect on our profitability than they do on the profitability of other banking institutions.

In summary, our average asset yields and the returns on capital invested in these assets largely reflect the short-term interest rate environment because the maturities of our assets are generally short-term in nature, have rate resets that reference short-term rates, or have been hedged with derivatives in which a short-term rate is received.

Changes in rates paid on consolidated obligations and the spread of these rates relative to LIBOR and U.S. Treasury securities may also impact profitability.  The rate and price at which we are able to issue consolidated obligations, and their relationship to other products such as Treasury securities and LIBOR, change frequently and are affected by a multitude of factors including: overall economic conditions; volatility of market prices, rates, and indices; the level of interest rates and shape of the Treasury curve; the level of asset swap rates and shape of the swap curve; supply from other issuers (including GSEs such as Fannie Mae and Freddie Mac, supra/sovereigns, and other highly-rated borrowers); the rate and price of other products in the market such as mortgage-backed securities, repurchase agreements, and commercial paper; investor preferences; the total volume, timing, and characteristics of issuance by the FHLBanks; the amount and type of advance demand from our members; political events, including legislation and regulatory action; press interpretations of market conditions and issuer news; the presence of inflation or deflation; actions by the Federal Reserve; and currency exchange rates.

Recently Issued Accounting Standards and Interpretations, and Significant Accounting Policies and Estimates.

Recently issued Accounting Standards and Interpretations

For a discussion of recently issued accounting standards and interpretations, see the audited financial statements accompanying this report (specifically, Note 2. - Recently Issued Accounting Standards and Interpretations).

Significant Accounting Policies and Estimates

We have identified certain accounting policies that we believe are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the liabilities for pension, estimating fair values of certain assets and liabilities, evaluating the impairment of our securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, accounting for derivatives and hedging activities, and amortization of premiums and accretion of discounts.  We have discussed each of these significant accounting policies, the related estimates and its judgment with the Audit Committee of the Board of Directors.  For additional discussion regarding the application of these and other accounting policies, see Note 1 - Significant Accounting Policies and Estimates in the audited financial statements accompanying this report.

Fair Value Measurements and Disclosures

The accounting standards on fair value measurements and disclosures discuss how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect our market assumptions.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal or most advantageous market for the asset or liability between market participants at the measurement date.  This definition is based on an exit price rather than transaction or entry price.

Valuation Techniques — Three valuation techniques are prescribed under the fair value measurement standards: Market approach, Income approach and Cost approach.  Valuation techniques for which sufficient data is available and that are appropriate under the circumstances should be used.

In determining fair value, we use various valuation methods, including both the market and income approaches.

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

The accounting guidance on fair value measurements and disclosures establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability, and would be based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect our assumptions about the parameters market participants would use in pricing the asset or liability, and would be based on the best information available in the circumstances.

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

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors including, for example, the characteristics peculiar to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment we exercise in determining fair value is greatest for instruments categorized as Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purpose the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

At December 31, 2011 and 2010, we measured and recorded fair values using the above guidance for derivatives, available-for-sale securities, and certain consolidated obligation debt that were designated and recorded at fair value using the fair value option (“FVO”).  At December 31, 2011 and 2010, we had designated consolidated obligation debt of $17.5 billion and $15.2 billion under the FVO accounting.  Certain held-to-maturity securities that were determined to be credit-impaired or OTTI at December 31, 2011 and 2010 were also measured at fair values of $20.3 million and $15.8 million on a non-recurring basis at those dates.

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

Fair values of mortgage-backed securities (classified as held-to-maturity or available-for-sale), were computed consistent with the guidance from the MBS Pricing Committee (“Pricing Committee”) (See Pricing of mortgage-backed securities in Note 1 — Significant Accounting Polices and Estimates in the audited financial statements accompanying this report).  We have refined our pricing methodology to estimate the fair value of our long-term investment securities consistent with the guidance from the Pricing Committee.  Under the approved methodology, we request prices for all mortgage-backed securities from four specific third-party vendors.  Depending on the number of prices received from the four vendors for each security, we select a median or average price as defined by the methodology.  The methodologies also incorporated variance thresholds to assist in identifying median or average prices that may require our further review.  When prices fall outside of variance thresholds, we analyze for reasonableness and incorporate other relevant factors that would be considered by market participants to arrive at a fair value estimate.  The analysis may also include dealer price levels.

In the 4th quarter of 2011, the pricing methodology was further refined by the Price Committee, and we adopted the change as of December 31, 2011.  We introduced the concept of clustering pricing, and to predefine cluster tolerances.  An outlier, under the methodology, is any vendor price that is outside of a defined cluster tolerance.  A second refinement was the adoption of a formal process to examine yields as an additional method to validate prices of PLMBS.  An implied yield is calculated for each of PLMBS using estimated fair values derived from cash flows on a bond-by-bond basis.  This yield is then compared to the implied yield for comparable securities according to price information from third-party MBS “market surveillance reports”.

Adoption formalized the methodologies across the 12 FHLBanks.  For us, many of the changes were already in practice.  Consequently adoption had no material impact on the fair values of our investment securities.  For more information, see Note 1 - Significant Accounting Polices and Estimates.

A significant percentage of fixed-rate advances and consolidated obligation debt were hedged to mitigate the risk of fair value changes that are attributable solely to changes in LIBOR, which is our designated benchmark interest rate, and accounted under hedge accounting rules in a fair value hedging relationship.  To the extent that our valuation model is used to calculate changes in the benchmark fair values of hedged items, the inputs have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values.

In addition to those items that are carried at fair value, we estimate fair values for our other financial instruments for disclosure purposes.  Our fair value measurement methodologies for assets and liabilities that are carried at fair value are more fully described in Note 1 — Significant Accounting Policies and Estimates, and Note 17 - Fair Values of Financial Instruments in the audited financial statements accompanying this report.

Our pricing models are subject to quarterly and annual validations, and we periodically review and refine, as appropriate, its assumptions and valuation methodologies to reflect market indications as closely as possible.  We have the appropriate personnel, technology, and policies and procedures in place to value our financial instruments in a reasonable and consistent manner and in accordance with established accounting policies.

Other-than-temporary impairment (“OTTI”)

We regularly evaluate our investments for impairment and determine if unrealized losses are temporary based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security.  A security is considered impaired if its fair value is less than its amortized cost basis.  If management has made a decision to sell such an impaired security, OTTI is considered to have occurred.  If a decision to sell the impaired investment has not been made, but management concludes that it is likely that it will be required to sell such a security before recovery of the amortized cost basis of the security, an OTTI is also considered to have occurred.

Even if management does not intend to sell such an impaired security, an OTTI has occurred if cash flow analysis determines that a credit loss exists.  The difference between the present value of the cash flows expected to be collected and the amortized cost basis is a credit loss.  To determine if a credit loss exists, management compares the present value of the cash flows expected to be collected to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, irrespective of whether management will be required to sell such a security.  Our methodology for calculating the present value of expected cash flows is to discount the expected cash flows (principal and interest) of a fixed-rate security that is being evaluated for OTTI, by using the effective interest rate of the security as of the date it was acquired.  For a variable-rate security that is evaluated for OTTI, the expected cash flows are computed using a forward-rate curve and discounted using the forward rates.

If we determine that OTTI has occurred, we account for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment.  The investment security is written down to fair value, which becomes its new amortized cost basis.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

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

If subsequent evaluation indicates a significant increase in cash flows greater than previously expected to be collected or if actual cash flows are significantly greater than previously expected, the increases are accounted for as a prospective adjustment to the accretable yield through interest income.  In subsequent periods, if the fair value of the investment security has further declined below its then-current carrying value and there has been a decrease in the estimated cash flows we expect to collect, we will deem the security as OTTI.

For additional discussion regarding FHLBank impairment and pricing policies for mortgage-backed securities, and Bond insurer methodology, see Note 1 to the audited financial statements accompanying this report.

Provision for Credit Losses

The provision for credit losses for advances (none) and mortgage loans, including those acquired under the Mortgage Partnership Finance Program (“MPF”), represents management’s estimate of the probable credit losses inherent in these two portfolios.  Determining the amount of the provision for credit losses is considered a critical accounting estimate because management’s evaluation of the adequacy of the provision is subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses based on historical loss experience, and consideration of current economic trends, all of which are susceptible to change.  These assumptions and judgments on our provision for credit losses are based on information available as of the date of the financial statements.  Actual losses could differ from these estimates.

Advances - No provisions for credit losses were required.  We have policies and procedures in place to manage our credit risk effectively.  Outlined below are the underlying assumptions that we use for evaluating our exposure to credit loss.

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

Significant changes to any of the factors described above could materially affect our provision for losses on advances.  For example, our current assumptions about the financial strength of any member may change due to various circumstances, such as new information becoming available regarding the member’s financial strength or future changes in the national or regional economy.  New information may require us to place a member on credit watch and require collateral to be delivered, adjust our current margin requirement, or provide for losses on advances.

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real-estate related assets.  We have never experienced a credit loss on an advance.  Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2011, 2010 and 2009.  At those dates, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

Mortgage Loans — MPF Program.  We have policies and procedures in place to manage our credit risk effectively.  These include:

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

We give a mortgage loan non-accrual status when the collection of the contractual principal or interest is 90 days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  We record cash payments received on non-accrual loans as a reduction of principal.

Allowance for credit losses on MPF Program loans, which are classified either under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due, are segregated from the aggregate pool.  If adversely classified, or on non-accrual status, MPF loans, except Federal Housing Administration and Veterans Administration insured loans (“insured mortgage loans”), are analyzed under liquidation scenarios on a loan level basis and identified losses are fully reserved.  Insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicer defaulting on their obligations.  If adversely classified, insured mortgage loans will have reserves established only in the event of a default of a PFI.  Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan.

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.

Our management identifies inherent losses through analysis of the conventional loans (loss analysis excludes insured mortgage loans) that are not adversely classified or past due.  Reserves are based on the estimated costs to recover any portion of the MPF loans that are not insured mortgage loans.

When a mortgage loan is foreclosed, we will charge to the loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.

Accounting for Derivatives

We record and report our hedging activities in accordance with accounting standards for derivatives and hedging.  In compliance with the standards, the accounting for derivatives requires us to make the following assumptions and estimates:  (i) assessing whether the hedging relationship qualifies for hedge accounting, (ii) assessing whether an embedded derivative should be bifurcated, (iii) calculating the effectiveness of the hedging relationship, (iv) evaluating exposure associated with counterparty credit risk, and (v) estimating the fair value of the derivatives.  Our assumptions and judgments include subjective estimates based on information available as of the date of the financial statements and could be materially different based on different assumptions, calculations, and estimates.

We specifically identify the hedged asset or liability and the associated hedging strategy.  Prior to execution of each transaction, we document the following items:

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

All derivatives are recorded on the Statements of Condition at their fair value and designated as either fair value or cash flow hedges for qualifying hedges or as non-qualifying hedges (economic hedges, or customer intermediations) under the accounting standards for derivatives and hedging.  In an economic hedge, we execute derivative contracts, which are economically effective in reducing risk, either because a qualifying hedge is not available or because the cost of a qualifying hedge is not economical.

Changes in the fair values of a derivative that qualifies as a fair value hedge are recorded in current period earnings or in AOCI if the derivative qualifies as a cash flow hedge.

In addition, we evaluate the products we offer to our members and our debt issued to investors to determine whether an embedded derivative exists under the accounting standards for derivatives and hedging.  The evaluation includes reviewing the terms of the instrument to identify whether some or all of the cash flows or the value of other exchanges required by the instrument are similar to a derivative and should be bifurcated from the host contract.  If it is determined that an embedded derivative should be bifurcated, we measure the fair value of the embedded derivative separately from the host contract and we record the changes in fair value in earnings.  We did not have to bifurcate any embedded derivative in any period in this report.

Assessment of Effectiveness.  Highly effective hedging relationships that use interest rate swaps as the hedging instrument to hedge a recognized asset or liability and that meet certain specific criteria under the accounting standards for derivatives and hedging qualify for an assumption of no ineffectiveness (also referred to as the “short-cut” method).  The short-cut method allows us to assume that the change in fair value of the hedged item attributable to the benchmark interest rates (LIBOR for us) equals the change in fair value of the derivative during the life of the hedge.

For a hedging relationship that does not qualify for the short-cut method, we measure its effectiveness by assessing and recording the change in fair value of the hedged item attributable to the risk being hedged separately from the change in fair value of the derivative.  This method for measuring effectiveness is also referred to as the “long-haul” method.  We design effectiveness testing criteria based on our knowledge of the hedged item and hedging instruments that were employed to create the hedging relationship.  We use regression analyses to evaluate effectiveness results, which must fall within established tolerances.  Effectiveness testing is performed at hedge inception and on at least a quarterly basis for both prospective considerations and retrospective evaluations.

Hedge Discontinuance.  When a hedging relationship fails the effectiveness test, we immediately discontinue hedge accounting.  In addition, we discontinue hedge accounting for a cash flow hedge when it is no longer probable that a forecasted transaction will occur in the original expected time period, or when the fair value hedge of a firm commitment no longer meets the required criteria of a firm commitment.  We treat modifications of hedged items (e.g. reduction in par amounts, change in maturity date, and change in strike rates) that are other than minor as a termination of a hedge relationship.  We record the effect of discontinuance of hedges to earnings as a Net realized and unrealized gain (loss) on derivatives and hedging activities in “Other income (loss)” in the Statements of Income.

Accounting for Hedge Ineffectiveness.  We quantify and record the ineffectiveness portion of a hedging relationship as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of income.  Ineffectiveness for fair value hedging relationships is calculated as the difference in the change in fair value of the hedging instrument and the change in fair value of the hedged item that is attributable to the risk being hedged, which we have designated as LIBOR.  Ineffectiveness for anticipatory hedge relationships is recorded when the change in the fair value of the hedging instrument differs from the related change in the present value of the cash flows from the anticipated hedged item.

Credit Risk from Counterparties.  We are subject to credit risk as a result of nonperformance by counterparties to the derivative agreements.  We enter into master netting arrangements and bilateral security agreements with all active non-member derivative counterparties, which provide for delivery of collateral at specified levels to limit the net unsecured credit exposure to these counterparties.  We make judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing its credit risk for nonperformance by counterparties.  Bilateral agreements consider the credit risks and the agreement specifies thresholds that change with changes in credit ratings.  Typically, collateral is exchanged when fair values of derivative positions exceed the predetermined thresholds.  To the extent that the fair values do not equal the collateral posted as a result of the thresholds in place, we (or the derivative counterparty) are exposed to credit risk in the event of a default.  Also, to the extent that the posted collateral does not equal the replacement fair values of open derivative positions in a scenario such as a default, we (or the derivative counterparty) are exposed to credit risk.  All extensions of credit, including those associated with the purchase or sale of derivatives to our members, are fully secured by eligible collateral.

Recording of Derivatives and Hedged items.  We record derivatives on trade date, but record the associated hedged consolidated obligations and advances on settlement date.  Hedge accounting commences on trade date, at which time subsequent changes to the derivative’s fair values are recorded along with the offsetting changes in the fair value of the hedged item.  On settlement date, the adjustments to the hedge items carrying amount are combined with the proceeds and become part of its total carrying amount.

We have defined our market settlement conventions for hedged items to be five business days or less for advances and thirty calendar days or less, using a next business day convention for consolidated obligation bonds and discount notes.  These market settlement conventions are the shortest period possible for each type of advance and consolidated obligation from the time the instruments are committed to the time they settle.

We consider hedges of committed advances and consolidated obligations bonds eligible for the short-cut accounting (hedges must meet certain specific criteria under the accounting standards for derivatives and hedging to qualify for an assumption of no ineffectiveness), as long as settlement of the committed asset or liability occurs within the shortest period possible for that type of instrument.  Aside from meeting pre-defined criteria, we also believe the conditions of no ineffectiveness are met only if the fair value of the swap is zero on the date we commit to issuing the consolidated obligation bond.

Amortization of Premiums and Accretion of Discounts

We estimate prepayments for purposes of amortizing premiums and accreting discounts associated with certain investment securities in accordance with accounting guidance for investments in debt and equity securities, which requires premiums and discounts to be recognized in income at a constant effective yield over the life of the instrument.  Because actual prepayments often deviate from the estimates, we periodically recalculate the effective yield to reflect actual prepayments to date.

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

•                  We use the contractual method to amortize premiums and accrete discounts on mortgage loans held-for-portfolio.  The contractual method recognizes the income effects of premiums and discounts in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.

For more information about amortization and accretion recorded in the Statements of Income see Note 4 — Held-to-Maturity Securities, Note 5 — Available-for-Sale Securities, and Note 7 — Mortgage Loans Held-for-Portfolio in the audited financial statements accompanying this report.

Legislative and Regulatory Developments

The legislative and regulatory environment for the FHLBanks and the Office of Finance has changed profoundly over the past few years, with the Housing Act in 2008 and continuing, as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 and Congress considers housing finance and GSE reform. The FHLBanks’ business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission are likely to be materially affected by the Dodd-Frank Act; however, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized. In addition to its direct impact, the Dodd-Frank Act is reasonably likely to negatively impact FHLBanks’ member institutions business models and, as a result, their usage of FHLBanks’ advances. Significant regulatory actions and developments for the period covered by this Report are summarized below.

DODD-FRANK ACT

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

Mandatory Clearing of Derivatives Transactions. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also issued a proposal setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposal, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being issued by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposal provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposal, we may be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC’s issuance of such requirements). Based on the CFTC’s proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the fourth quarter of 2012, at the earliest.

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

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, customer collateral must be segregated by customer on the books of a futures commission merchant (FCM) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts.  However, because of operational and investment risks inherent in the LSOC Model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral.  To the extent the CFTC’s final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, we may not be required to register as a “major swap participant.” Also, based on the definitions in the proposed rules, we may not be required to register as a “swap dealer” for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk; however, based on the proposed rules, it is possible that we could be required to register with the CFTC as a swap dealer if we enter into intermediated swaps with our members and are found to not qualify for scope exception.

It is also unclear how the final rule will treat the call and put optionality in certain advances to members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between us and our member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.

Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advance products to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and costs including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer as a result of its advance activities, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. If such limited designation is granted, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

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

The CFTC has issued a proposal setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposal, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being issued under the Dodd-Frank Act take effect and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps.  We would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the fourth quarter of 2012, at the earliest.

Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order (and an amendment to that order) temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of: (i) the effective date of the applicable final rule further defining the relevant terms; or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no sooner than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the first half of 2012, but it is not expected that such final regulations will become effective until later in 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

We, together with the other FHLBanks, are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. We are also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

Regulation of Systemically Important Nonbank Financial Companies

Federal Reserve Board Proposed Definitions.  On February 11, 2011, the Federal Reserve Board (FRB) issued a proposed rule with a comment deadline of March 30, 2011 that would define certain key terms relevant to “nonbank financial companies” under the Dodd-Frank Act, including the interagency oversight council’s (Oversight Council) authorities described below. The proposed rule provides that a company is “predominantly engaged in financial activities” and thus a nonbank financial company if:

•                  the annual gross financial revenue of the company represents 85 percent or more of the company’s gross revenue in either of its two most recent completed fiscal years; or

•                  the company’s total financial assets represent 85 percent or more of the company’s total assets as of the end of either of its two most recently completed fiscal years.

We would be deemed predominantly engaged in financial activities and thus a nonbank financial company under the proposed rule.

Oversight Council Proposed Rule.  On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies whose financial activities or financial condition may pose a threat to the overall financial stability of the U.S., and to subject those companies to FRB supervision and certain prudential standards. This proposed rule supersedes a prior proposal on these designations. Under the proposed designation process, in non-emergency situations the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for us, in addition to the asset size criterion, one of the other thresholds is whether a nonbank financial company has $20 billion or more of borrowing outstanding, including bonds (in the our case, COs) issued. As of December 31, 2011, we had $97.7 billion in total assets and $89.6 billion in total outstanding COs. If a nonbank financial company meets any of these quantitative thresholds, the Oversight Council will then analyze the potential threat that the nonbank financial company may pose to the U.S. financial stability, based in part on information from the company’s primary financial regulator and nonpublic information collected directly from the company. Comments on this proposed rule were due by December 19, 2011.

FRB Proposed Prudential Standards. On January 5, 2012, the FRB issued a proposed rule that would implement the enhanced prudential standards and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the U.S. financial stability. Such proposed prudential standards include: risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements, and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under Additional Developments). Comments on the proposed rule are due by March 31, 2012.

The FRB and Oversight Council proposed rules are broad enough and may capture us as a nonbank financial company and may subject us to FRB oversight and prudential standards, unless the final applicable rules exempt the FHLBanks. If we are designated by the Oversight Council for supervision and oversight by the FRB, then our operations and business could be adversely impacted by additional costs and business activities’ restrictions resulting from such oversight.

SIGNIFICANT FHFA REGULATORY ACTIONS

Advance Notice of Proposed Rulemaking on Use of NRSRO Credit Ratings.  On January 31, 2011, the FHFA issued an advance notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific FHFA regulations applicable to FHLBanks including risk-based capital requirements, prudential requirements, investments, and consolidated obligations. Comments on this advance notice of rulemaking were due on March 17, 2011.

Final Rule on Private Transfer Fee Covenants.  On March 16, 2012, the Finance Agency published in the Federal Register a rule which will be effective on July 16, 2012 that will restrict us from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, except for certain excepted transfer fee covenants.  The covenant to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property is an example of a private transfer fee covenant that is exempted from the rule.  The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created.  Based on the exceptions contained in the rule, we do not expect the rule to have a significant impact on our business and/or results of operation.

Final Rule on Temporary Increases in Minimum Capital Levels.  On March 3, 2011, the FHFA issued a final rule effective April 4, 2011 authorizing the Director of the FHFA to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank’s risks.  The rule provides certain factors that the Director may consider in making this determination (including current or anticipated declines in the value of assets held by the FHLBank and current or projected declines in its capital), and gives the Director discretion to consider other conditions as appropriate. The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months.  If we are required to increase our minimum capital level, we may need to lower or suspend dividend payments to increase retained earnings to satisfy such increase.  Alternatively, we could satisfy an increased capital requirement by disposing of assets to decrease the size of our balance sheet relative to total outstanding stock, which may adversely impact our results of operations and financial condition and ability to satisfy our mission.

Proposed Rule on Incentive-based Compensation Arrangements. On April 14, 2011, seven federal financial regulators, including the FHFA, issued a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements with covered persons (including executive officers and other employees that may be in a position to expose the institution to risk of material loss) that encourage inappropriate risks. Among other things, the proposed rule would require mandatory deferrals of incentive compensation for executive officers and require board identification and oversight of incentive-based compensation for covered persons who are not executive officers. The proposed rule would impact the design of our compensation policies and practices, including our incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule were due by May 31, 2011.

Proposed Rule on Prudential Management and Operations Standards. On June 20, 2011, the FHFA issued a proposed rule to establish prudential standards with respect to ten categories of operation and management of the FHLBanks and the other housing finance GSEs, including internal controls, interest rate risk exposure and market risk. The FHFA proposes to adopt the standards as guidelines set out in an appendix to the rule, which generally provide principles and leave to the regulated entities the obligation to organize and manage their operations in a way that ensures the standards are met, subject to the oversight of the FHFA. The proposed rule also provides potential consequences for failing to meet the standards, such as requirements regarding submission of a corrective action plan and the authority of the Director to impose other sanctions, such as limits on asset growth or increases in capital, that the Director believes appropriate, until the regulated entity returns to compliance with the prudential standards. Comments on this proposed rule were due on or before August 19, 2011.

Final Rule on Voluntary Mergers. On November 28, 2011, the FHFA issued a final rule that establishes the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Under the rule, two or more FHLBanks may merge provided:

•                  the FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•                  the FHLBanks have jointly filed a merger application with the FHFA to obtain the approval of the Director;

•                  the Director has granted approval of the merger, subject to any closing conditions as the Director may determine must be met before the merger is consummated;

•                  the members of each such FHLBank ratify the merger agreement;

•                  the Director has received evidence that the closing conditions have been met; and

•                  the Director has accepted the organization certificate of the continuing FHLBank.

Conservatorship and Receivership. On June 20, 2011, the FHFA issued a final rule to establish a framework for conservatorship and receivership operations for the FHLBanks. The final rule addresses the nature of a conservatorship or receivership and provides greater specificity on the FHLBank’s operations, in line with procedures set forth in similar regulatory frameworks such as the FDIC’s receivership authority. The rule clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. This rule became effective on July 20, 2011.

OTHER SIGNIFICANT REGULATORY ACTIONS

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

Comments on this interim final rule were due by March 28, 2011.  Valuing most collateral at fair value, rather than par, could adversely impact the value of our investments in the event of the issuer’s insolvency.

FDIC Final Rule on Assessment System.  On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so FHLBank advances are now included in our members’ assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances, in excess of 25 percent of an institution’s domestic deposits since these are now part of the assessment base.  To the extent that increased assessments increase the cost of advances for some members, it may negatively impact their demand for our advances.

Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On April 29, 2011, the federal banking agencies, the FHFA, the Department of Housing and Urban Development and the SEC jointly issued a proposed rule, which proposes requiring sponsors of asset-backed securities to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications.

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

If adopted as proposed, the rule could reduce the number of loans originated by our members, which could negatively impact member demand for our products.  Comments on this proposed rule were due on June 10, 2011.

Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and the Federal Reserve Board issued separate final rules in July 2011 to rescind their regulations that prohibit paying interest on demand deposits. FHLBank members’ ability to pay interest on their customers’ demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from the FHLBanks. Each of these final rules became effective on July 21, 2011.

National Credit Union Administration Proposal on Emergency Liquidity. On December 22, 2011, the National Credit Union Administration (NCUA) issued an advance notice of proposed rulemaking that would require federally insured credit unions to have access to backup federal liquidity sources for use in times of financial emergency and distressed economic circumstances. The proposed rule would require federally insured credit unions, as part of their contingency funding plans, to have access to backup federal liquidity sources through one of four ways:

•   becoming a member in good standing of the Central Liquidity Facility (CLF) directly;

•   becoming a member in good standing of CLF indirectly through a corporate credit union;

•   obtaining and maintaining demonstrated access to the Federal Reserve Discount Window; or

•   maintaining a certain percentage of assets in highly liquid Treasury securities.

The rule would apply to both federal and state-chartered credit unions. If enacted, the proposed rule may encourage credit unions to favor these federal sources of liquidity over FHLBank membership and advances, which could have a negative impact on our results of operations.  Comments on the advance notice of proposed rulemaking are due by February 21, 2012.

ADDITIONAL DEVELOPMENTS

Home Affordable Refinance Program and Other Foreclosure Prevention Efforts. During the third quarter of 2011, the FHFA, and Fannie Mae and Freddie Mac (the Enterprises) announced a series of changes to the Home Affordable Refinance Program (HARP) that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgage. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for the program until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. Other federal agencies have implemented other programs during the past few years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). These programs focus on lowering a homeowner’s monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties investors, have recently gained some popularity as well, and a settlement was recently announced between state attorney generals and five large services. We do not expect the HARP changes or existing foreclosure prevention programs to have a material impact on our MBS portfolio. However, they may have an indirect impact on our business by negatively impacting our members’ MBS or loan portfolios, and therefore reducing member’s demand for our advances. In addition, it is unclear at this time whether additional foreclosure prevention efforts will be implemented during 2012, if new programs include expansive principal writedowns or forgiveness with respect to securitized loans, they could have a material negative impact on our MBS portfolio.

Housing Finance and GSE Reform. On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress entitled Reforming America’s Housing Finance Market. The report provided options for Congressional consideration regarding the long-term structure of housing finance. In response, several bills were introduced in Congress during 2011, and Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to the enterprises. Although the FHLBanks are not the primary focus of these housing finance reforms, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace.

Housing finance and GSE reform is not expected to progress significantly prior to the 2012 presidential election, but it is expected that GSE legislative activity will continue. While none of the legislation introduced thus far proposes specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to the enterprises. The ultimate effects of housing finance and GSE reform or any other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks is unknown at this time and will depend on the legislation, if any, that is finally enacted.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.

On January 5, 2012, the FRB announced its proposed rule on enhanced prudential standards and early remediation requirements, as required by the Dodd-Frank Act, for nonbank financial companies designated as systemically important by the Oversight Council. The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the FRB proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution’s structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the FRB’s proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances; on the other hand, the new framework may incent our members to take our term advances to create balance sheet liquidity. The requirements may also adversely affect investor demand for FHLBanks’ consolidated obligations to the extent that impacted institutions divest or limit their investments in the FHLBanks’ consolidated obligations.

Financial Condition (dollars in thousands):

Table 2.1:                        Statements of Condition — Year-Over-Year Comparison

			Net change in	Net change in
(Dollars in thousands)	December 31, 2011	December 31, 2010	dollar amount	percentage
Assets
Cash and due from banks	$10,877,790	$660,873	$10,216,917	1545.97%
Federal funds sold	970,000	4,988,000	(4,018,000)	(80.55)
Available-for-sale securities	3,142,636	3,990,082	(847,446)	(21.24)
Held-to-maturity securities
Long-term securities	10,123,805	7,761,192	2,362,613	30.44
Advances	70,863,777	81,200,336	(10,336,559)	(12.73)
Mortgage loans held-for-portfolio	1,408,460	1,265,804	142,656	11.27
Derivative assets	25,131	22,010	3,121	14.18
Other assets	250,741	323,773	(73,032)	(22.56)

Total assets	$97,662,340	$100,212,070	$(2,549,730)	(2.54)%

Liabilities
Deposits
Interest-bearing demand	$2,066,598	$2,401,882	$(335,284)	(13.96)%
Non-interest bearing demand	12,450	9,898	2,552	25.78
Term	22,000	42,700	(20,700)	(48.48)

Total deposits	2,101,048	2,454,480	(353,432)	(14.40)

Consolidated obligations
Bonds	67,440,522	71,742,627	(4,302,105)	(6.00)
Discount notes	22,123,325	19,391,452	2,731,873	14.09

Total consolidated obligations	89,563,847	91,134,079	(1,570,232)	(1.72)

Mandatorily redeemable capital stock	54,827	63,219	(8,392)	(13.27)

Derivative liabilities	486,166	954,898	(468,732)	(49.09)
Other liabilities	410,041	461,025	(50,984)	(11.06)

Total liabilities	92,615,929	95,067,701	(2,451,772)	(2.58)

Capital	5,046,411	5,144,369	(97,958)	(1.90)

Total liabilities and capital	$97,662,340	$100,212,070	$(2,549,730)	(2.54)%

Balance sheet overview 2011 compared to 2010

Our mission is to support the liquidity needs of our members.  To meet this mission, our balance sheet strategy is to keep our balance sheet in line with the rise and fall of amounts borrowed by members in the form of advances.

Total assets were $97.7 billion at December 31, 2011, compared to $100.2 billion at December 31, 2010.  After a decline in the 2011 first quarter, the balance sheet remained relatively stable through the 2011 third quarter and declined again in the 2011 fourth quarter.  Principal amounts of Advances to members declined to $67.0 billion at December 31, 2011, compared to $76.9 billion at December 31, 2010.  Despite the significant advance prepayment in the 2011 first and fourth quarters, amounts borrowed have been relatively stable during 2011.  However, on a year-over-year basis, average principal amounts of advances were lower in 2011 by $10.2 billion compared to 2010.  Aside from advances, our primary earning assets were investment portfolios, comprising mainly of GSE-issued mortgage-backed securities (“MBS”).  We also hold small portfolios of private-label MBS, bonds issued by state and local government housing agencies, and MPF loans.

Advances — Our balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances.

Table 2.2:                        Advance Graph

Investments — Our investment strategies continue to be restrained, and acquisitions were limited to investments in mortgage-backed securities (“MBS”) issued by GSEs and U.S. government agencies.  Acquisitions even in such securities have been made only when they justified our risk-reward preferences.

Market pricing of our GSE-issued MBS was substantially in net unrealized fair value gain positions.  Our investments in GSE-issued MBS are primarily in floating-rate securities indexed to LIBOR.  Certain floating-rate MBS are capped.  The recent rating downgrade of U.S. and government-related organizations, including Fannie Mae and Freddie Mac, could alter the perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, and securities issued by the institutions could also be correspondingly affected by any such downgrade.  Instruments of this nature are key assets on our balance sheet, and credit downgrades may also adversely affect the market value of such instruments.  After a brief run up in pricing in the 2011 second quarter, fair values stabilized through the 2011 third quarter, and strengthened again at December 31, 2011.

Fair values of the private-label MBS (“PLMBS”) have also been stable, and unrealized losses have declined at December 31, 2011, compared to December 31, 2010.  All PLMBS are held-to-maturity investments, and their fair values are not recorded on the balance sheet on a recurring basis.  We consider our PLMBS as Level 3 investments because the market for the securities remains depressed and the future is uncertain.  For more information about fair values of AFS and HTM securities, see Note 17 - Fair Values of Financial Instruments.

Leverage — At December 31, 2011, balance sheet leverage was 19.4 times shareholders’ equity, compared to 19.5 times at December 31, 2010.  Our balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time we may maintain excess liquidity in highly liquid investments or cash balances at the FRB to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged.  Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.  As capital increases or declines in line with higher or lower volumes of advances, we may also adjust our assets by increasing or decreasing holdings of short-term investments in certificates of deposit and, to some extent, our positions in Federal funds sold, which we generally inventory to accommodate unexpected member needs for liquidity.

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

Liquidity and Short-term Debt — The following table summarizes our short-term debt (in thousands).  Also see Tables 9.1 — 9.4 for additional information.

Table 2.3:                        Short—term Debt

	December 31,
	2011	2010	2009

Consolidated obligations-discount notes (a)	$22,123,325	$19,391,452	$30,827,639
Consolidated obligations-bonds with original maturities of one year or less (b)	$15,125,000	$12,410,000	$17,988,000

(a) Outstanding at end of the period - carrying value

(b) Outstanding at end of the period - par value

Our liquid assets included cash at the FRB, Federal funds sold, and a portfolio of highly-rated GSE securities that are available-for-sale.  Our GSE status enables the FHLBanks to fund our consolidated obligation debt at tight margins to U.S. Treasury.  These are discussed in more detail under “Debt Financing and Consolidated Obligations” in this MD&A.  Our liquidity position remains strong and was in compliance with all regulatory requirements, and we do not foresee any changes to that position.

Among other liquidity measures, we are required to maintain sufficient liquidity through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days and that during that period, members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital market for five days, and during that period, members renew maturing and “put” advances.  We were in compliance with regulations under both scenarios.

We also have other liquidity measures in place — Deposit Liquidity and Operational Liquidity indicated that our liquidity buffers were in excess of required reserves.  For more information about our liquidity measures, please see section “Liquidity, Cash Flows, Short-term Borrowings and Short-term Debt” in this MD&A.

Advances

Our primary business is making collateralized loans, known as “advances,” to members.  Member demand for advance borrowings declined in the 2011 first quarter, a continuing trend from 2010, then borrowed amounts stabilized through the 2011 third quarter and declined again at December 31, 2011.  Member prepayments were significant in the 2011 first and fourth quarters, and were largely concentrated on the prepayments of putable fixed-rate advances.  Prepayments were also concentrated around a few large members.

Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding.  This demand is driven by economic factors such as availability of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy.  Members may choose to prepay advances (which may generate prepayment penalty fees) based on their expectations of interest rate changes and demand for liquidity.  Advance volume is also influenced by merger activity, where members are either acquired by non-members or acquired by members of another FHLBank.  When our members are acquired by members of another FHLBank or a non-member, these former members no longer qualify for membership and we may not offer renewals or additional advances to the former members.  Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight lending if the former member borrowed short-term and overnight advances.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.1:                        Advances by Product Type

	December 31, 2011		December 31, 2010
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$6,270,500	9.36%	$8,121,000	10.56%
Fixed Rate Advances	53,561,735	79.96	64,557,112	83.91
Short-Term Advances	4,202,360	6.27	1,357,300	1.76
Amortizing Advances	438,033	0.65	479,934	0.62
Overnight & Line of Credit (OLOC) Advances	1,480,075	2.21	1,402,696	1.82
All other categories	1,036,199	1.55	1,021,497	1.33

Total par value	66,988,902	100.00%	76,939,539	100.00%

Discount on AHP Advances	(15)		(42)
Hedging adjustments	3,874,890		4,260,839

Total	$70,863,777		$81,200,336

Member demand for advance products

Fixed-rate advance products declined primarily because of the prepayment of fixed-rate putable advances in the 2011 first and fourth quarters.  Some prepayments of fixed-rate putable advances were replaced by medium- and short-term advance, which also explains the increase in Short-Term fixed rate advances.  Members have also remained reluctant to borrow longer-term advances.

Adjustable Rate Advances (“ARC Advances”) — Demand for ARC advances had stabilized in the 2011 first quarter after a declining trend in most of 2010.  In the 2011 second quarter, maturing ARC advances were not replaced, resulting in a decline in outstanding balances.  Since then, ARC advances have remained relatively stable.  Generally, our larger members have been the more significant borrowers of ARCs.

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

Member demand for fixed-rate advances has been soft in 2011 and borrowings have not increased.  Prepayment activity has been heavily concentrated in the fixed-rate putable advance category.  On aggregate, when maturing and prepaid fixed-rate advances have been replaced, members have borrowed short- and medium-term advances, as members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs.  Terms vary from two days to 30 years.  A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature that we have purchased from the member, driving down the coupon on the advance.  The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term-advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances declined to $18.3 billion at December 31, 2011, compared to $34.7 billion outstanding at December 31, 2010.

Short-term Advances — Demand for Short-term fixed-rate advances has been uneven in 2011.  Borrowings increased in the first quarter, then declined in the subsequent three quarters but the amounts outstanding were still higher than the outstanding amounts at December 31, 2010, mainly because borrowing members replaced some of the prepaid putable advances with short-term advances to take advantage of the current low coupons.

Overnight advances — Overnight borrowings remained soft in 2011, a continuation of the trend seen in 2010.  Member demand for the overnight Advances may also reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

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

The following table summarizes merger activity (dollars in thousands):

Table 3.2:                        Merger Activity

	December 31, 2011	December 31, 2010

Number of Non-Members (a)	3	7

Non-Member Advances outstanding (a)	$—	$310,000

Total number of Non-Members at period end	8	8

Total Advances outstanding to Non-Members at period end	$710,430	$837,025

(a) Members who became Non-Members because of mergers and voluntary/involuntary terminations within the periods then ended.

Prepayment of Advances

Prepayment initiated by members or former members is another important factor that impacts advances.  We charge a prepayment fee when the member or a former member prepays certain advances before the original maturity.

The following table summarizes prepayment activity (in thousands):

Table 3.3:                  Prepayment Activity

	Years ended December 31,
	2011	2010

Advances pre-paid at par	$12,336,163	$3,367,767

Prepayment fees (a)	$109,194	$13,130

(a) Amount represents fees received from members minus the fair value basis of hedged advances at the modification dates.  For advances that are prepaid and hedged under hedge accounting rules, we generally terminate the hedging relationship upon prepayment and adjust the prepayment fees received for the associated fair value basis of the hedged prepaid advance.

Advance modifications

At members request we may modify advances if the modified terms are considered minor and qualify as a modification under applicable accounting provisions for loan modification.  See Significant Accounting Policies and Estimates for a fuller understanding of the provisions that guide loan modifications.  In 2011, we modified $4.6 billion of par amounts of advances, compared to $460.0 million in 2010.  No loans were modified in 2009.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.4:                        Advances by Interest-Rate Payment Terms

	December 31, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$60,718,402	90.64%	$68,818,343	89.44%
Variable-rate (b)	6,262,500	9.35	8,113,000	10.55
Variable-rate capped (c)	8,000	0.01	8,000	0.01
Overdrawn demand deposit accounts	—	—	196	—

Total par value	66,988,902	100.00%	76,939,539	100.00%

Discount on AHP Advances	(15)		(42)
Hedging basis adjustments	3,874,890		4,260,839

Total	$70,863,777		$81,200,336

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

The following table summarizes variable-rate advances by reference-index type (in thousands):

Table 3.5:                        Variable-Rate Advances

	December 31, 2011	December 31, 2010

LIBOR indexed (a)	$6,270,500	$8,121,000
Overdrawn demand deposit accounts	—	196

Total	$6,270,500	$8,121,196

(a) LIBOR indexed advances are typically ARC advances and the larger members have not increased their borrowings in 2011.

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):

Table 3.6:                        Advances by Maturity and Yield Type

	December 31, 2011		December 31, 2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$17,949,321	26.79%	$14,384,651	18.70%
Due after one year	42,769,081	63.85	54,433,692	70.75

Total Fixed-rate	60,718,402	90.64	68,818,343	89.45

Variable-rate
Due in one year or less	2,468,500	3.68	2,488,196	3.23
Due after one year	3,802,000	5.68	5,633,000	7.32

Total Variable-rate	6,270,500	9.36	8,121,196	10.55
Total par value	66,988,902	100.00%	76,939,539	100.00%
Discount on AHP Advances	(15)		(42)
Hedging adjustments	3,874,890		4,260,839
Total	$70,863,777		$81,200,336

Impact of Derivatives and hedging activities to the balance sheet carrying values of Advances

Advance book values included fair value basis adjustments (“hedging adjustments”) for those advances recorded under hedge accounting provisions.  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction.

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

Derivative transactions are employed to hedge fixed-rate advances in the following manner and to achieve the following principal objectives:

•                  We make extensive use of the derivatives to restructure interest rates on fixed-rate advances, both putable and non-putable (“bullet”), to better match our cash flows, to enhance yields, and to manage risk from a changing interest rate environment.

•                  We convert, at the time of issuance, certain simple fixed-rate bullet and putable fixed-rate advances into synthetic floating-rate advances by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate advances to conventional adjustable rate instruments tied to an index, typically 3-month LIBOR.

•                  We use derivatives to manage the risks arising from changing market prices and volatility of a fixed coupon advance by matching the cash flows of the advance to the cash flows of the derivative, thereby making us indifferent to changes in market conditions.  Putable advances are typically hedged by an offsetting derivative with a mirror-image call option with identical terms.

•                  We adjust the reported carrying value of hedged fixed-rate advances for changes in their fair value (“fair value basis” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules.  Amounts reported for advances in the Statements of Condition include fair value hedge basis adjustments.

The most significant element that impacts balance sheet reporting of advances is the recording of fair value basis adjustments to the carrying value of advances in the Statements of Condition.  In addition, when putable advances are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the advance.  The impact of derivatives on our income is discussed in this MD&A under “Results of Operations.”  Fair value basis adjustments, as measured under the hedging rules, are impacted by hedge volume, the interest rate environment and the volatility of the interest rates.

Hedge volume — We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedging accounting provisions when they qualify under those standards, and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 3.7:        Hedged Advances by Type

Par Amount	December 31, 2011	December 31, 2010
Qualifying Hedges
Fixed-rate bullets	$32,733,909	$26,562,821
Fixed-rate putable (a)	17,439,412	33,612,162
Fixed-rate callable	325,000	150,000
Total Qualifying Hedges	$50,498,321	$60,324,983
Aggregate par amount of advances hedged (b)	$50,617,650	$60,461,327
Fair value basis (Qualifying hedging adjustments)	$3,874,890	$4,260,839

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

(b)  Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship under the accounting standards for derivatives and hedging.  (See Tables 8.1 — 8.7). No advances were designated under the FVO.  We typically hedge fixed-rate advances in order to convert fixed-rate cash flows to LIBOR-indexed cash flows through the use of interest rate swaps.

Fair value basis adjustments — Fair value gains at December 31, 2011 and 2010 were consistent with the higher contractual coupons of hedged long- and medium-term fixed-rate advance balances at those dates.  These advances had been issued in prior years at the then-prevailing higher interest rate environment (compared to the lower interest rate environment at the balance sheet dates).  In a lower interest rate environment, fixed-rate advances will exhibit net unrealized fair value basis gains.  The year-over-year decrease in net fair value basis adjustments of hedged advances was not significant.  Decline in outstanding hedged advances resulted in a decline in fair value basis adjustments (volume effect), and was partially offset by an increase in basis due to a flattening of the forward yield curve causing significant down shift of the forward swap interest rates at December 31, 2011, relative to December 31, 2010.  As future swap rates decline, the higher contractual coupons of the advances become more “valuable” and fair value basis gains increase.

The following graph compares the swap curve at December 31, 2011 and 2010:

Table 3.8:                                 LIBOR Swap Curve - Graph

4.00
3.50
3.00
2.50
2.00
1.50
1.00
0.50
0.00
Interest Rate %
3.29
2.70
2.00
1.88
1.35
1.00
0.84
0.58
0.59
0.30
0.24
0.26
0.30
0.36
2011
2010
1-mth
3-mth
2-yr
3-yr
5-yr
7-yr
10-yr
Time Line

Unrealized gains from fair value basis adjustments to advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving our hedging objectives of mitigating fair value basis risk.

Advances — Call Dates and Exercise Options

The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that we control.  Put dates are organized by date of first put (dollars in thousands):

Table 3.9:                        Advances by Put Date/Call Date (a)

	December 31, 2011		December 31, 2010
	Amount	Percentage of Total	Amount	Percentage of Total

Overdrawn demand deposit accounts	$—	—%	$196	—%
Due or putable\callable in one year or less (b)	36,896,233	55.07	49,443,712	64.26
Due or putable after one year through two years	6,689,684	9.99	8,889,867	11.55
Due or putable after two years through three years	6,540,378	9.76	6,959,596	9.05
Due or putable after three years through four years	5,906,310	8.82	4,744,502	6.17
Due or putable after four years through five years	7,432,042	11.09	4,145,209	5.39
Due or putable after five years through six years	1,524,143	2.28	815,948	1.06
Thereafter	2,000,112	2.99	1,940,509	2.52

Total par value	66,988,902	100.00%	76,939,539	100.00%

Discount on AHP advances	(15)		(42)
Hedging adjustments	3,874,890		4,260,839

Total	$70,863,777		$81,200,336

(a)  Contrasting advances by contractual maturity dates (See Tables 3.1 —3.10) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  Advances borrowed by members include a significant amount of putable advances in which we have purchased from members the option to terminate advances at agreed-upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates. Under current hedging practices, when the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.  This is best illustrated by the fact that on a contractual maturity basis, 23.2% of advances would mature after five years, while on a put basis, the percentage declines to 5.3% at December 31, 2011.

(b)  Includes $325.0 million par amounts of callable advances at December 31, 2011.  Members have purchased the option to terminate advances.

The following table summarizes notional amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (in thousands):

Table 3.10:                 Putable and Callable Advances

	December 31, 2011 (a)	December 31, 2010 (a)
Putable	$18,324,162	$34,651,912
No-longer putable	$2,217,500	$2,581,100
Callable	$325,000	$150,000

(a) Par value

We have allowed our fixed-rate putable advances to decline and member borrowings have been weak for putable advances, which are typically medium- and long-term.

Investments

We maintain investments for our liquidity purposes, and also to manage stock repurchases and redemptions, provide additional earnings, and ensure the availability of funds to meet the credit needs of our members.  We also maintain longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored mortgage agencies, a smaller portfolio of MBS issued by private enterprises and securities issued by state or local housing finance agencies.

Investments —Policies and Practices

On May 20, 2011, the Finance Agency issued a final rule that incorporates the existing 300 percent of capital and other policy limitations on the FHLBanks’ purchase of mortgage-backed securities and their use of derivatives. In addition, the rule clarifies that an FHLBank is not required to divest securities solely to bring the level of its holdings into compliance with the 300 percent limit, provided that the original purchase of the securities complied with the limits.  As stated in the preamble to the final rule, the Finance Agency is likely to reconsider FHLBanks’ investments in mortgage-backed securities as part of future rulemaking that addresses all aspects of the FHLBanks’ investment authority.  This rule became effective on June 20, 2011.

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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments).  No securities classified as available-for-sale were OTTI (dollars in thousands):

Table 4.1:                                 Investments by Categories

	December 31,		Dollar	Percentage
	2011	2010	Variance	Variance

State and local housing finance agency obligations (a)	$779,911	$770,609	$9,302	1.21%
Mortgage-backed securities
Available-for-sale securities, at fair value	3,133,469	3,980,135	(846,666)	(21.27)
Held-to-maturity securities, at carrying value	9,343,894	6,990,583	2,353,311	33.66
Total securities	13,257,274	11,741,327	1,515,947	12.91

Grantor trust (b)	9,167	9,947	(780)	(7.84)
Federal funds sold	970,000	4,988,000	(4,018,000)	(80.55)

Total investments	$14,236,441	$16,739,274	$(2,502,833)	(14.95)%

(a) Classified as held-to-maturity securities, at carrying value, which for an HTM security is amortized cost if the security is not OTTI.  If the security is OTTI, carrying value is amortized cost less total OTTI and other adjustments.

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

Mortgage-Backed Securities — By Issuer

Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):

Table 4.2:                        Held-to-Maturity Mortgage-Backed Securities — By Issuer

	December 31,	Percentage	December 31,	Percentage
	2011	of Total	2010	of Total

U.S. government sponsored enterprise residential mortgage-backed securities	$6,473,587	69.28%	$5,528,792	79.09%
U.S. agency residential mortgage-backed securities	89,586	0.96	116,126	1.66
U.S. government sponsored enterprise commercial mortgage-backed securities	2,093,447	22.40	476,393	6.81
U.S. agency commercial mortgage-backed securities	34,447	0.37	48,747	0.70
Private-label issued securities backed by home equity loans	313,849	3.36	351,456	5.03
Private-label issued residential mortgage-backed securities	185,097	1.98	292,477	4.18
Private-label issued securities backed by manufactured housing loans	153,881	1.65	176,592	2.53
Total Held-to-maturity securities-mortgage-backed securities	$9,343,894	100.00%	$6,990,583	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — Our conservative purchasing practices over the years are evidenced by the high concentration of MBS issued by the GSEs.  Privately issued mortgage-backed securities made up the remaining 7.0% and 11.7% at December 31, 2011 and 2010.

Local and housing finance agency bonds — We have investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity.  Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing.  We purchased $69.0 million of HFA bonds in 2011 and $74.6 million in 2010.

Available-for-sale securities — Any investment we might sell before maturity is classified as available-for-sale (“AFS”).  We carry such investments at fair value.  Fair value changes are recorded in AOCI until the security is sold or is anticipated to be sold.

The composition of FHLBNY’s available-for-sale securities was as follows (dollars in thousands):

Table 4.3:                        Available-for-Sale Securities Composition

	December 31,	Percentage	December 31,	Percentage
	2011	of Total	2010	of Total

Fannie Mae	$1,942,230	61.99%	$2,478,313	62.26%
Freddie Mac	1,125,609	35.92	1,429,900	35.93
Ginnie Mae	65,630	2.09	71,922	1.81
Total AFS mortgage-backed securities	3,133,469	100.00%	3,980,135	100.00%
Grantor Trust - Mutual funds	9,167		9,947
Total AFS portfolio	$3,142,636		$3,990,082

All of the mortgage-backed securities in the AFS portfolio were issued by Fannie Mae, Freddie Mac or a U.S. agency.  Funds in the grantor trust are invested in registered mutual funds, fixed-income and equity funds.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 4.4:                        External Rating of the Held-to-Maturity Portfolio

	December 31, 2011
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Long-term securities
Mortgage-backed securities	$100,639	$8,933,445	$70,925	$76,205	$162,680	$9,343,894
State and local housing finance agency obligations	69,741	663,540	—	46,630	—	779,911

Total Long-term securities	$170,380	$9,596,985	$70,925	$122,835	$162,680	$10,123,805

	December 31, 2010
	AAA-rated (c)	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Long-term securities
Mortgage-backed securities	$6,463,552	$266,567	$87,796	$17,446	$155,222	$6,990,583
State and local housing finance agency obligations	71,461	631,943	—	67,205	—	770,609

Total Long-term securities	$6,535,013	$898,510	$87,796	$84,651	$155,222	$7,761,192

(a) Represents certain PLMBS and housing bonds that are rated triple-A by S&P and Moody’s

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

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 4.5:                        External Rating of the Available-for-Sale Portfolio

	December 31, 2011
	AAA-rated (d)	AA-rated (d)	A-rated	BBB-rated	Unrated	Total
Available-for-sale securities
Mortgage-backed securities	$—	$3,133,469	$—	$—	$—	$3,133,469
Other - Grantor trust	—	—	—	—	9,167	9,167

Total Available-for-sale securities	$—	$3,133,469	$—	$—	$9,167	$3,142,636

	December 31, 2010
	AAA-rated (e)	AA-rated	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$3,980,135	$—	$—	$—	$—	$3,980,135
Other - Grantor trust	—	—	—	—	9,947	9,947

Total Available-for-sale securities	$3,980,135	$—	$—	$—	$9,947	$3,990,082

(d) All MBS are GSE/Agency issued securities and the ratings are based on issuer credit ratings.  Fannie Mae, Freddie Mac and U.S. Agency issued securities MBS are rated double-A (Based on S&P’s rating of AA+/Negative for the GSEs and Double - A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 4.6:                        Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2011		December 31, 2010
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$—	—%	$—	—%
Due after one year through five years	972	6.25	1,730	6.25
Due after five years through ten years	2,886,147	3.67	1,374,456	4.36
Due after ten years	9,649,520	1.94	9,664,231	2.57

Total mortgage-backed securities	$12,536,639	2.34%	$11,040,417	2.79%

Adverse Case Scenario

We evaluated our OTTI private-label MBS under a base case (or best estimate) scenario, and also performed a cash flow analysis for each of those securities under assumptions that forecasted a larger home price decline and a slower rate of housing price recovery.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at December 31, 2011, the most recent OTTI measurement date (in thousands):

Table 4.7:                        Base and Adverse Case Stress Scenarios (a)

	As of December 31, 2011
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
RMBS Prime	$14,917	$60	$14,917	$845
HEL Subprime	23,326	3,963	23,326	4,664
Total Securities	$38,243	$4,023	$38,243	$5,509

(a) Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.

(b) Credit OTTI recognized in the 4th Quarter of 2011 (December 31, 2011).

Non-Agency Private label mortgage — and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 4.8:                  Non-Agency Private Label Mortgage — and Asset-Backed Securities

	December 31, 2011			December 31, 2010
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$177,687	$3,621	$181,308	$284,552	$3,995	$288,547
Alt-A	4,794	2,931	7,725	5,877	3,276	9,153
Total PL RMBS	182,481	6,552	189,033	290,429	7,271	297,700

Home Equity Loans
Subprime	352,836	69,283	422,119	389,031	81,835	470,866
Total Home Equity Loans	352,836	69,283	422,119	389,031	81,835	470,866

Manufactured Housing Loans
Subprime	153,898	—	153,898	176,611	—	176,611
Total Manufactured Housing Loans	153,898	—	153,898	176,611	—	176,611
Total UPB of private-label MBS (b)	$689,215	$75,835	$765,050	$856,071	$89,106	$945,177

(a) Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

(b) Paydowns of PLMBS have reduced outstanding unpaid principal balances.  No acquisitions of PLMBS have been made for last several years.

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 4.9:                  PLMBS by Year of Securitization and External Rating

	December 31, 2011
	Unpaid Principal Balance									Total
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$24,960	$—	$—	$—	$—	$24,960	$24,401	$(260)	$24,141	$(315)
2005	39,469	—	—	—	10,062	29,407	38,267	(494)	37,822	—
2004 and earlier	116,879	77,299	3,621	—	32,203	3,756	116,411	(439)	117,885	—
Total RMBS Prime	181,308	77,299	3,621	—	42,265	58,123	179,079	(1,193)	179,848	(315)
Alt-A
2004 and earlier	7,725	7,725	—	—	—	—	7,726	(904)	6,831	—
Total RMBS	189,033	85,024	3,621	—	42,265	58,123	186,805	(2,097)	186,679	(315)
HEL
Subprime
2004 and earlier	422,119	16,086	84,886	80,392	50,743	190,012	387,990	(51,415)	338,378	(476)
Manufactured Housing Loans
Subprime
2004 and earlier	153,898	—	153,898	—	—	—	153,881	(8,387)	145,494	—
Total PLMBS	$765,050	$101,110	$242,405	$80,392	$93,008	$248,135	$728,676	$(61,899)	$670,551	$(791)

	December 31, 2010
	Unpaid Principal Balance									Total
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$40,987	$—	$—	$—	$—	$40,987	$40,413	$(303)	$40,313	$(479)
2005	59,456	—	—	17,664	—	41,792	57,863	(589)	57,763	—
2004 and earlier	188,104	180,110	7,994	—	—	—	187,256	(388)	191,029	—
Total RMBS Prime	288,547	180,110	7,994	17,664	—	82,779	285,532	(1,280)	289,105	(479)
Alt-A
2004 and earlier	9,153	9,153	—	—	—	—	9,154	(528)	8,684	—
Total RMBS	297,700	189,263	7,994	17,664	—	82,779	294,686	(1,808)	297,789	(479)
HEL
Subprime
2004 and earlier	470,866	124,936	88,402	89,465	27,984	140,079	442,173	(64,076)	378,992	(4,573)
Manufactured Housing Loans
Subprime
2004 and earlier	176,611	—	176,611	—	—	—	176,592	(21,437)	155,155	—
Total PLMBS	$945,177	$314,199	$273,007	$107,129	$27,984	$222,858	$913,451	$(87,321)	$831,936	$(5,052)

(a) Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Weighted-average market price offers an analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.

Table 4.10:        Weighted-Average Market Price of MBS

	December 31, 2011
Private-label MBS	Original Weighted-Average Credit Support % (a)	Weighted-Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	3.81%	4.91%	10.46%
2005	2.39	4.55	3.55
2004 and earlier	1.57	4.30	1.51
Total RMBS Prime	2.06	4.44	3.19
Alt-A
2004 and earlier	11.73	34.33	9.90
Total RMBS	2.45	5.66	3.46
HEL
Subprime
2004 and earlier	58.08	30.99	16.90
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	27.70	3.19
Total Private-label MBS	52.77%	24.07%	10.82%

	December 31, 2010
Private-label MBS	Original Weighted-Average Credit Support % (a)	Weighted-Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	3.81%	5.30%	6.94%
2005	2.52	4.29	3.05
2004 and earlier	1.56	3.40	0.65
Total RMBS Prime	2.08	3.86	2.04
Alt-A
2004 and earlier	11.11	33.38	7.42
Total RMBS	2.36	4.76	2.20
HEL
Subprime
2004 and earlier	57.15	64.57	17.26
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	100.00	3.51
Total Private-label MBS	47.90%	52.36%	9.95%

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

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as certificates of deposit, as well as overnight and term Federal funds sold to highly-rated financial institutions.  These investments provide the liquidity necessary to meet members’ credit needs.  Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity.  We may also invest in certificates of deposit with maturities not exceeding 270 days and issued by major financial institutions, and such investment securities would be recorded at amortized cost basis and designated as held-to-maturity investment.

Federal funds sold — Historically, we have been a provider of Federal funds to our members, allowing us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.  For more information see Table 4.1.

Cash collateral pledged — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  We generally execute derivatives with major financial institutions and enter into bilateral collateral agreements.  When our derivatives are in a net unrealized loss position, as a liability from our perspective, counterparties are exposed and we would be called upon to post cash collateral to mitigate the counterparties’ credit exposure.  Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed-upon thresholds.  Typically, such cash deposit pledges earn interest at the overnight Federal funds rate.  At December 31, 2011 and 2010, we had deposited $2.6 billion and $2.7 billion in interest-earning cash as pledged collateral to derivative counterparties.  Typically, such cash deposit pledges earn interest at the overnight Federal funds rate.  For more information, see Tables 8.1 — 8.7.

Fair values of investment securities

To compute fair values at December 31, 2011 and 2010, four vendor prices were received for substantially all of our MBS holdings and substantially all of those prices fell within the specified thresholds.

Except for a small portfolio of private-label MBS and housing finance agency bonds, our portfolio of MBS were issued by GSEs and U.S. agency and the relative proximity of the prices received supported our conclusion that the final computed prices were reasonable estimates of fair value.  GSE securities priced under such a valuation technique using the “market approach” are typically classified within Level 2 of the valuation hierarchy.

The four specialized pricing services use pricing models or quoted prices of securities with similar characteristics.  The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models.  Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if the securities are traded in sufficient volumes in the secondary market.  These pricing vendors typically employ valuation techniques that incorporate benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing, as may be deemed appropriate for the security.  Such inputs into the pricing models employed by pricing services for most of our investments are market-based, observable and are considered Level 2 on the fair value hierarchy.

The valuation of our private-label mortgage-backed securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy.  All private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values.  Carrying value of a held-to-maturity security is the same as its amortized cost, unless the security is determined to be OTTI.  In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.  In the Statement of Conditions in this Form 10K, the carrying values of certain HTM securities determined to be OTTI were written down to $20.3 million, their fair values.  Their fair values were classified as Level 3 financial instruments within the fair value hierarchy.  This determination was made based on our view that the private-label instruments may not have an active market because of the specific vintage of the impaired securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.

For a comparison of carrying values and fair values of mortgage-backed securities, see Notes 4 and 5 to the audited financial statements accompanying this report.  For more information about the corroboration and other analytical procedures we performed, see Note 1 — Significant Accounting Policies and Estimates, and Note 17 — Fair Values of Financial Instruments in the audited financial statements accompanying this report.

Mortgage Loans Held-for-Portfolio

The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We do not expect the MPF loans to increase substantially, and we provide this product to members as another alternative for them to sell their mortgage production.

The following table summarizes MPF loan by product types (in thousands):

Table 5.1:                     MPF by Loss Layers

	December 31,
	2011	2010	2009

Original MPF (a)	$382,504	$343,925	$280,312
MPF 100 (b)	16,399	23,591	30,542
MPF 125 (c)	582,153	392,780	392,097
MPF 125 Plus (d)	394,052	494,917	606,002
Other	24,753	9,408	9,883
Total MPF Loans (e)	$1,399,861	$1,264,621	$1,318,836

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

(d)         MPF 125 Plus —The first layer of losses is applied to the First Loss Account (“FLA”) in an amount equal to a specified percentage of loans in the pool as of the sale date.  Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses).  The member acquires an additional Credit Enhancement (“CE”) coverage through a supplemental mortgage insurance policy (“SMI”) to cover second-layer losses that exceed the deductible (“FLA”) of the Supplemental Mortgage Insurance policy.  Losses not covered by the First Loss Account or Supplemental Mortgage Insurance coverage will be paid by the member’s Credit Enhancement obligation up to “AA” rating equivalent.  We would absorb losses that exceeded the Credit Enhancement obligation, though such losses are a remote possibility.

(e)          Par amount of total mortgage loan held-for-portfolio includes CMA, par amount at December 31, 2011 was $0.2 million.

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.2:                     Mortgage Loans — Conventional and Insured Loans

	December 31,
	2011	2010

Federal Housing Administration and Veteran Administration insured loans	$24,507	$5,610
Conventional loans	1,375,108	1,255,212
Others	246	3,799

Total par value	$1,399,861	$1,264,621

Mortgage Loans - Credit Enhancement

The amount of the credit enhancement is computed with the use of S&P’s model for determining the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk.  The credit enhancement becomes an obligation of the Participating Financial Institution (“PFI”).  For taking on the credit enhancement obligation, the PFI receives a credit enhancement fee that we pay.  For certain MPF products, the credit enhancement fee is accrued and paid each month.  For other MPF products, the credit enhancement fee is accrued and paid monthly after being deferred for 12 months.

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

The FHLBNY computes the provision for credit losses without considering the credit enhancement features (except the “First Loss Account”) accompanying the MPF loans to provide credit assurance to the FHLBNY.  CE Fees are paid on a pool level, and if the pool runs down, the amount of future CE fees would shrink in line.  For more information, see Note 7 - Mortgage-Loans Held-for-Portfolio in the audited financial statements in this Form 10-K.

Loan concentration was in New York State, which is to be expected since the largest two PFIs are located in New York.

Table 5.3:                     Concentration of MPF Loans

	December 31,
	2011		2010		2009
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	71.6%	62.9%	73.3%	67.7%	73.5%	66.7%

Table 5.4:                           Top Five Participating Financial Institutions — Concentration (dollars in thousands)

	December 31, 2011
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$394,865	28.21%
Astoria Federal Savings and Loan Association	241,727	17.27
Investors Bank	87,935	6.28
Ocean First Bank	69,199	4.95
Watertown Savings Bank	54,287	3.88
All Others	551,602	39.41

Total (a)	$1,399,615	100.00%

	December 31, 2010
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$495,821	39.32%
Astoria Federal Savings and Loan Association	225,407	17.88
Community Bank fka Elmira Svgs & Ln Assn	45,963	3.65
Ocean First Bank	50,292	3.99
CFCU Community Credit Union	37,839	3.00
All Others	405,500	32.16

Total (a)	$1,260,822	100.00%

(a)      Totals do not include CMA loans.

Table 5.5:                           Roll-Forward First Loss Account (in thousands)

	Years ended December 31,
	2011	2010	2009

Beginning balance	$11,961	$13,934	$13,765

Additions	2,784	850	349
Resets(a)	(715)	(2,600)	(157)
Charge-offs	(408)	(223)	(23)
Recoveries	—	—	—
Ending balance	$13,622	$11,961	$13,934

(a)                 For the Original MPF, MPF 100, MPF 125 and MPF Plus products, the Credit Enhancement is periodically recalculated.  If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

Table 5.6:                           Second Losses and SMI Coverage (in thousands)

	Years ended December 31,
	2011	2010	2009

Second Loss Position (a)	$35,862	$24,574	$18,064

SMI Coverage (b)	$17,958	$17,958	$17,958

(a)                   Increase due to increase in overall outstanding of MPF.

(b)                   SMI coverage has reminded unchanged because no new master commitments have been added under the MPF Plus Program.

Loan Modifications

Effective August 1, 2009, we introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2013.  This modification plan was made available to homeowners currently in default or imminent danger of default.  The modification plan stated specific eligibility requirements that had to be met and procedures the PFIs had to follow to participate in the modification plan.  As of December 31, 2011, only 4 MPF loans had been modified under this plan.

Deposit Liabilities

Deposit liabilities consisted of member deposits, and from time to time may also include unsecured overnight borrowings from other FHLBanks.

Member deposits — We operate deposit programs for the benefit of our members.  Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market.  Members’ liquidity preferences are the primary determinant of the level of deposits.  Deposits at December 31, 2011 stood at $2.1 billion, slightly lower than $2.5 billion, the balance at December 31, 2010.  In addition to member deposits, we may accept deposits from governmental institutions.  Fluctuations in member deposits do not represent a significant source of liquidity for us.

Borrowings from other FHLBanks — We may borrow from other FHLBanks, generally for a period of one day and at market terms.  There were no significant borrowings in any periods in this report.

Debt Financing Activity and Consolidated Obligations

Consolidated obligations, which consist of consolidated bonds and consolidated discount notes, are the joint and several obligations of the FHLBanks and the principal funding source for our operations.  Discount notes are consolidated obligations with maturities of up to 365 days, and consolidated bonds have maturities of one year or longer.  Member deposits, capital and, to a lesser extent, borrowings from other FHLBanks are also funding sources.  An FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations.  Please see Table 6.10 for our credit ratings.

Consolidated Obligation Liabilities

The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.

Highlights — Performance of FHLBank debt

Our consolidated obligation debt has contracted, in part due to the contraction of our advance business and in part due to our policy of acquiring MBS only when the investment met our risk/reward profile.  We have maintained balance sheet assets to move up or down in line with Advances.  Our primary source of funds continued to be the issuance of consolidated bonds and discount notes.

The FHLBank debt remained in demand by investors at reasonable pricing, and has withstood the general concerns about the debt ceiling in the U.S., and the rating agency downgrades and the general fragile conditions in the bond markets.  While the European credit concerns have had a pronounced effect on all financial markets, most of which have been negative, the FHLBank debt and specifically the FHLBank discount notes saw improvements in levels and spreads.

Consolidated obligation bonds — We have analyzed the performance of our bonds from a perspective of spread to LIBOR.  That is because we make extensive use of derivatives to restructure fixed rates on consolidated bonds to sub-LIBOR floating rate.  Therefore, the relationship between swaps rates and bond yields are an important economic indicator.  That relationship was uneven in 2011.

In the first half of 2011, the low 3-month LIBOR tended to compress margins for our debt and specifically for our short-term debt.  Typically, we execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little floor for achieving a spread that would be ascribed to the high-quality FHLBank consolidated obligation bonds.  As a result, on a LIBOR swapped funding level, the low LIBOR rate had effectively driven up the cost of FHLBank consolidated obligation bonds.

The 2011 third quarter started with uncertainties and concerns regarding the debt ceiling.  In July 2011, aggregate bond pricing levels on a LIBOR basis improved slightly, but funding costs deteriorated towards the end of the month due to concerns about the debt ceiling.  That condition changed in September 2011, and aggregate bond pricing levels on a LIBOR basis improved by significant margins.  In some maturity sectors, pricing was the most favorable since June 2009.

In the 2011 fourth quarter, the FHLBank bond pricing remained attractive because of the flight to quality to FHLBank-issued debt in the face of continuing credit crises in Europe.  Callable bonds with lockouts between three and nine months were most popular with investors, and margins improvements were significant.  Short-term callable bonds with ultra short lock-out periods (before option exercise) were also popular as they provided a yield pick-up for investors.  With a short-lockout, investor expectation is that the bond will be called at the first exercise date, and the investor would benefit from a yield pick-up over an equivalent tenor short-term investment.  Callable bonds with lockouts of one year or greater were also in demand and priced attractively, but the spread to 3-month LIBOR was still relatively narrow.  The FHLBank short-term bullet debt was also in demand and spreads improved as investors saw the instrument as an alternative to investing in FHLBank discount notes.  Anxiety about the European debt exposure was the main driver of wider spreads on a swapped out basis for the short bullet bonds.

Longer term bond pricing remained prohibitively expensive, as investors were reluctant to take the risk of locking in long-term investments without a step-up option which would protect their investment yields when rates eventually rise.

Consolidated obligation discount notes — In the first two months of 2011, the FHLBank discount notes, which have maturities from overnight to one year, were unfavorably priced at very narrow sub-LIBOR spreads, generally in the single digits.  In March 2011, pricing improved and spreads widened to around 15-18 basis points below LIBOR.  In the second quarter, discount note pricing deteriorated somewhat as spreads narrowed.  At the start of the third quarter of 2011, the funding cost of auctioned discount notes remained stable in the very short-end of discount note yield curve and pricing improved somewhat for the 3-month and 6-month tenors, when compared with June 2011.  In the fourth quarter of 2011, on a LIBOR basis, auctioned discount note funding cost improved in all sectors, and pricing has remained attractive through December 31, 2011.

Consolidated obligation bonds

The following summarizes types of bonds issued and outstanding (dollars in thousands):

Table 6.1:                     Consolidated Obligation Bonds by Type

	December 31, 2011		December 31, 2010
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$47,108,685	71.02%	$43,307,980	61.01%
Fixed-rate, callable	1,935,610	2.92	8,821,000	12.43
Step Up, non-callable	—	—	—	—
Step Up, callable	950,000	1.43	2,725,000	3.84
Single-index floating rate	16,335,000	24.63	16,128,000	22.72

Total par value	66,329,295	100.00%	70,981,980	100.00%

Bond premiums	145,869		163,830
Bond discounts	(26,459)		(31,740)
Fair value basis adjustments	979,013		622,593
Fair value basis adjustments on terminated hedges	201		501
Fair value option valuation adjustments and accrued interest	12,603		5,463

Total bonds	$67,440,522		$71,742,627

Funding strategies — Consolidated obligation bonds

The principal tactical funding strategy changes employed in executing issuances of FHLBank bonds are outlined below:

•                  Floating rate bonds — We have judiciously used floating-rate bonds indexed to the 1-month LIBOR, the Prime rate and Federal funds rate and by swapping them back to 3-month LIBOR, we create synthetic LIBOR funding at relatively attractive spreads.  Such floating bonds were generally for terms 3 years or less.

•                  Non-callable bonds — Non-callable bonds remain our primary funding vehicle.  Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals.

•                  Callable-bonds — Maturing fixed-rate callable bonds were not replaced in general in 2011 and outstanding balances declined.  FHLBank longer-term fixed-rate callable-bonds have not been an attractive investment asset for investors over the last several years, and have continued to be under price pressure.  With a callable bond, we purchase a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates at par.  When we purchase the call option from investors, it typically improves the yield to the investor, who has traditionally been receptive to callable-bond yields.  In the low interest rate environment, the price advantage to the investor is not as attractive given the uncertainty of being called.

Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (in thousands):

Table 6.2:                     Transferred and Retired Debt

	December 31,
	2011	2010
Debt transferred to another FHLBank	$150,000	$—
Debt transferred from another FHLBank	$—	$193,925
Debt extinguished	$627,225	$300,500

In 2011, 2010 and 2009 debt transfer and retirement resulted in a charge to earnings of $86.5 million, $2.1 million and $69.5 thousand.

Impact of hedging fixed-rates consolidated obligation bonds

Derivatives are employed to hedge consolidated bonds in the following manner to achieve the indicated principal objectives:

•                  We make extensive use of the derivatives to restructure interest rates on consolidated obligation bonds, both callable and non-callable, to better meet members’ funding needs, to reduce funding costs, and to manage risk in a changing market environment.

•                  We convert, at the time of issuance, certain simple fixed-rate bullet and callable bonds into synthetic floating-rate bonds by the simultaneous execution of interest rate swaps that convert the cash flows of the fixed-rate bonds to conventional adjustable rate instruments tied to an index, typically 3-month LIBOR.

•                  We use derivatives to manage the risk arising from changing market prices and volatility of a fixed coupon bond by matching the cash flows of the bond to the cash flows of the derivative, thereby making us indifferent to changes in market conditions.  Callable bonds are typically hedged by an offsetting derivative with a mirror-image call option and identical terms.

•                  We adjust the reported carrying value of hedged consolidated bonds for changes in their fair value (“fair value basis adjustments” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules.  Amounts reported for consolidated obligation bonds in the Statements of Condition include fair value basis adjustments.

We hedge certain fixed-rate debt using both cancellable and non-cancellable interest rate swaps in fair value hedges under the accounting standards for derivatives and hedging.  We may also hedge the anticipatory issuance of bonds under the provisions of “cash flow” hedge accounting rules.

The most significant element that impacts balance sheet reporting of debt is the recording of fair value basis and valuation adjustments.  In addition, when callable bonds are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the bond.  The impact of hedging debt on recorded interest expense is discussed in this MD&A under “Results of Operations.”  Its impact as a risk management tool is discussed under ITEM 7 — Quantitative And Qualitative Disclosure About Market Risk.

Fair value basis and valuation adjustments — We use interest rate derivatives to hedge the risk of changes in the benchmark rate, which we have designated as LIBOR.  LIBOR is also the discounting basis for computing changes in fair values of bonds that qualify for hedge accounting.  Recorded net unrealized fair value basis losses were not significant relative to the principal amounts of bonds outstanding because of the relatively short durations of hedged bonds.  Carrying values of bonds designated under the FVO are also adjusted for valuation adjustments to recognize changes in the fair value of the bonds.  The discounting basis for computing changes in fair values of bonds elected under the FVO is the observed yield curve of the FHLBank bonds.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.

Hedge volume — The following three tables provide par amounts of bonds accounted for under (1) a hedge that qualified under accounting rules, (2) designated under the FVO and (3) designated as an economic hedge (in thousands):

We continued to hedge a significant percentage of our fixed-rate non-callable bonds (also referred to as bullet bonds) under hedge accounting rules.  A declining percentage of callable bonds are being hedged under fair value accounting hedging strategies, as our current hedge accounting strategy is to hedge short lock-out callable bonds under the Fair Value Option, and alternative hedge accounting rule because of the ease of operational effectiveness.

Table 6.3:                     Bonds Hedged under Qualifying Hedges (in thousands)

	Consolidated Obligation Bonds
Par Amount	December 31, 2011	December 31, 2010
Qualifying Hedges (a)
Fixed-rate bullet bonds (b)	$30,217,830	$27,610,830
Fixed-rate callable bonds (c)	1,380,610	5,905,000
	$31,598,440	$33,515,830

(a)	Under hedge accounting rules.
(b)

The increase is primarily due to increased issuance of fixed-rate non-callable bonds. The hedges effectively convert the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR.

(c)

As a tactical shift in funding strategy, we have generally not replaced maturing fixed-rate callable bonds and this explains the decline in outstanding balances. A callable bond contains a call option which we purchase from the investor. Generally, the call option term mirrors the call option term embedded in a cancellable swap. Under the terms of the call option, we have the right to terminate the bond at agreed upon dates, and the swap counterparty has the right to cancel the swap. In the low interest rate environment, the price advantage to the investor was not as attractive given the uncertainty of being called.

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

Table 6.4:                     Bonds under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2011	December 31, 2010
Bonds designated under FVO	$12,530,000	$14,276,000

We have opted to reduce bonds designated under the FVO.  Bonds designated under the FVO were economically hedged by interest rate swaps.

We may also decide that the operational cost of designating debt under the FVO (or fair value hedge accounting) outweighed the accounting benefits.  We would then opt to hedge the debt on an economic basis to mitigate the economic risks.  In this scenario, the balance sheet carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.  The following table summarizes the bonds that were economically hedged (in thousands):

Table 6.5:                     Economically Hedged Bonds

	Consolidated Obligation Bonds
Par Amount	December 31, 2011	December 31, 2010
Bonds designated as economically hedged
Floating-rate bonds (a)	$13,570,000	$8,928,000
Fixed-rate bonds (b)	50,000	115,000
	$13,620,000	$9,043,000

(a)

Floating-rate debt — Floating rate bonds indexed to the federal funds effective rate increased and these were hedged to LIBOR. Hedged floating-rate bonds were indexed to interest rates other than 3-month LIBOR and we executed swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR. The hedge objective was to reduce the basis risk from any asymmetrical changes between 3-month LIBOR and the Prime, Federal funds rate, or the 1-month LIBOR. Such bonds were hedged by interest-rate swaps with mirror image terms and the swaps were designated as stand-alone derivatives because the operational cost of designating the swaps in a hedge qualifying relationship outweighed the accounting benefits.

(b)

Fixed-rate debt — The interest-rate environment has been relatively stable allowing our hedges to remain as highly effective hedges; a modest number of fixed-rate bonds were designated as hedged on an economic basis.

Impact of changes in interest rates to the balance sheet carrying values of hedged bonds — The carrying amounts of consolidated obligation bonds included fair value basis adjustments.

Most of the hedged bonds had been issued in prior years at the then prevailing higher interest rate environment.  Since such bonds were typically fixed-rate, in a lower interest rate environment these fixed-rate bonds exhibited unrealized fair value basis losses, which were recorded as part of the balance sheet carrying values of the hedged debt.  Fair value basis losses were not significant because the hedged bonds were short- and medium-term on average.  The period-over-period net fair value basis losses of hedged bonds remained almost unchanged because we have continued to replace maturing and called short-term and medium-term hedged bonds with equivalent term bonds.

Consolidated obligation bonds — maturity or next call date (a)

Swapped, callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.6:                        Consolidated Obligation Bonds — Maturity or Next Call Date

	December 31, 2011		December 31, 2010
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$35,799,485	53.97%	$40,228,200	56.67%
Due or callable after one year through two years	20,516,800	30.93	15,671,375	22.08
Due or callable after two years through three years	3,511,280	5.29	7,209,950	10.16
Due or callable after three years through four years	3,227,190	4.87	2,649,355	3.73
Due or callable after four years through five years	796,735	1.20	2,926,400	4.12
Due or callable after five years through six years	728,470	1.10	227,500	0.32
Thereafter	1,749,335	2.64	2,069,200	2.92

Total par value	66,329,295	100.00%	70,981,980	100.00%

Bond premiums	145,869		163,830
Bond discounts	(26,459)		(31,740)
Fair value basis adjustments	979,013		622,593
Fair value basis adjustments on terminated hedges	201		501
Fair value option valuation adjustments and accrued interest	12,603		5,463

Total bonds	$67,440,522		$71,742,627

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

In a declining interest rate environment, the expected maturities of callable bonds will shorten. The following table summarizes callable bonds outstanding (in thousands):

Table 6.7:                        Outstanding Callable Bonds

	December 31,
	2011 (a)	2010 (a)
Callable	$2,885,610	$11,546,000
No longer callable	$—	$1,015,000
Non-Callable	$63,443,685	$58,420,980

(a)                               Par Value.

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

In the second half of 2011, on a LIBOR basis, auctioned discount note funding cost improved in all maturity sectors when compared to the first two quarters of 2011.  In 2011, we adopted a new long-term cash flow hedging strategy (Discount note rollover program) to provide predictable fixed-rate funding.  Under this program, $903.0 million of discount notes were outstanding at December 31, 2011.

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.8:                        Discount Notes Outstanding

	December 31,
	2011	2010

Par value

$

22,127,530

$

19,394,503

Amortized cost	$22,121,109	$19,388,317
Fair value basis adjustments	(1,467)	—
Fair value option valuation adjustments	3,683	3,135

Total discount notes	$22,123,325	$19,391,452

Weighted average interest rate	0.07%	0.16%

Discount notes — The following table summarizes hedges of discount notes (in thousands):

Table 6.9:                        Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2011	December 31, 2010
Discount notes hedged under qualifying hedge (a)	$3,308,455	$—
Discount notes economically hedged	$201,520	$—
Discount notes under FVO (b)	$4,917,172	$953,202

(a) In the first quarter of 2011 we implemented a cash flow hedging strategy that involves the execution of interest rate swap agreements with swap dealer and designating the swaps as hedges of the variable quarterly interest payments on discount note borrowing program expected to be accomplished by the issuances of series of discount notes with 91-day terms.  In this program, we will continue issuing new 91-day discount notes over the next 10 years (original maturities) as each outstanding discount note matures.  The fair values of the $903.0 million interest rate swaps were recorded in AOCI and were in an aggregate net unrealized loss position of $97.6 million at December 31, 2011.  In addition, we hedged $2.4 billion of discount notes that qualified for fair value hedge accounting rules.

(b) We also hedged discount notes as economic hedges under the FVO to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR, by the execution of interest rate swaps to mitigate fair value risk.

Rating Actions With Respect to the FHLBNY are outlined below:

On July 15, 2011, Standard & Poor’s (“S&P”) placed the “AAA” rating on the FHLBank System’s senior unsecured debt and the “AAA” long-term ratings on select FHLBanks on CreditWatch with negative implications.  The “A-1+” short-term ratings on those entities are not affected.  S&P’s CreditWatch action follows placement of the sovereign credit rating on the U.S. on CreditWatch with negative implications.  The CreditWatch listing on the FHLBank System’s debt reflects the application of S&P’s Government-related enterprises (“GRE”) criteria, under which S&P equalizes the rating on that debt with the sovereign rating because of the almost certain likelihood of government support.  S&P’s CreditWatch listing on the FHLBanks reflects the potential reduction in the implicit support that S&P has historically factored into the issuer credit ratings because of the important role the FHLBanks play as primary liquidity providers to U.S. mortgage and housing-market participants.  Under S&P’s GRE criteria, the issuer credit rating for the FHLBank system banks can be one to three notches above the stand-alone credit profile on any of the member banks.  Thus, a lower U.S. sovereign rating would directly affect the issuer credit ratings on the individual FHLBanks.  Each FHLBank, except FHLB-Chicago and FHLB-Seattle, is on CreditWatch with negative implications.  FHLB-Chicago is rated AA+Stable.  Seattle is rated AA+Negative.  That reflects the July 14, 2011, ratings action of S&P of the sovereign credit rating on the U.S., which was placed on CreditWatch with negative implications.  S&P expects the FHLBank System as a GSE to continue to benefit from the implied support of the U.S. government for its consolidated debt obligations.

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

FHLBNY Ratings

Table 6.10:    FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2011	August 8, 2011	AA+/A-1+	Negative/Affirmed	August 2, 2011	Aaa/P-1	Negative/Affirmed
	July 19, 2011	AAA/A-1+	Negative Watch/Affirmed	July 13, 2011	Aaa/P-1	Negative Watch/Affirmed
	April 20, 2011	AAA/A-1+	Negative/Affirmed

2010	July 21, 2010	AAA/A-1+	Affirmed/Affirmed	June 17, 2010	Aaa/P-1	Affirmed/Affirmed

Stockholders’ Capital, Retained earnings, and Dividend

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1:                        Stockholders’ Capital

	December 31, 2011	December 31, 2010
Capital Stock (a)	$4,490,601	$4,528,962
Unrestricted retained earnings (b)	722,198	712,091
Restricted retained earnings (c)	24,039	—
Accumulated Other Comprehensive Income (Loss)	(190,427)	(96,684)
Total Capital	$5,046,411	$5,144,369

(a) Stockholders’ Capital — Capital stock has declined consistent with decreases in advances borrowed by members.  Since members are required to purchase stock as a percentage of advances borrowed from us, a decline in advances will typically result in a decline in capital stock.  In addition, under our present practice, we redeem any stock in excess of the amount necessary to support advance activity on a daily basis.  Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under existing practice.

(b) Unrestricted retained earnings grew as we paid our member/stockholders a dividend payout that preserved retained earnings.  Net income in 2011 was $244.5 million; dividends paid in the period were $210.3 million.  We set aside $24.0 million as restricted retained earnings in the 2011 year end.

(c) Restricted retained earnings — On February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the “Agreement”) with the other 11 Federal Home Loan Banks (collectively, the “FHLBanks”).  The Agreement provides that, upon satisfaction of the FHLBanks’ obligations to make payments related to the Resolution Funding Corporation (“REFCORP”), each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account to be established at each FHLBank until the balance of the account equals at least 1% of its average balance of outstanding Consolidated Obligations for the previous quarter.  The Agreement is further described in a Current Report on Form 8-K filed by the Bank on March 1, 2011.  On August 5, 2011, the FHLBanks collectively amended certain provisions of the Agreement.  On the same day, amendments to the Capital Plans of the FHLBanks intended to reflect the text of the amended Agreement were approved by the Federal Housing Finance Agency (“FHFA”), with such Capital Plan amendments to become effective on September 5, 2011.  The amendments to the Agreement and the amendments to the Bank’s Capital Plan are both described in a Current Report on Form 8-K filed by the Bank on August 5, 2011.

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

The following table summarizes the components of AOCI (in thousands):

Table 7.2:                        Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	December 31,
	2011	2010

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(75,849)	$(92,926)
Net unrealized gains on available-for-sale securities (b)	16,419	22,965
Net unrealized losses on hedging activities (c)	(111,985)	(15,196)
Employee supplemental retirement plans (d)	(19,012)	(11,527)
Total Accumulated other comprehensive income (loss)	$(190,427)	$(96,684)

(a) OTTI — Non-credit OTTI losses recorded in AOCI declined, primarily due to accretion recorded as a reduction in AOCI losses and a corresponding addition to the balance sheet carrying values of the OTTI securities.  OTTI losses recorded in 2011 on previously impaired securities did not result in significant non-credit OTTI because the market pricing of the credit impaired PLMBS was generally greater than the carrying values of the OTTI securities.

(b) Fair values of available-for-sale securities — Represents net unrealized fair value gains of MBS securities and grantor trust funds.  The overall pricing the portfolio has not changed materially between December 31, 2011 and 2010, but the portfolio had declined and the absolute amount of the unrealized gain has also declined.

(c) Cash flow hedges gains and losses — In 2011, we executed a cash flow “rollover” hedge strategy, typically with swaps up to 10 years. Fair value losses in AOCI of $97.6 million were generated primarily due to the adverse change in fair values of $903.0 million of swaps designated in the hedges of discount note.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.  Ineffectiveness, if any, will be recorded through earnings.  Discount note expense is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.

The AOCI loss also included $14.4 million due to realized losses from terminated swaps in cash flow hedge strategy associated with hedges of anticipated issuance of debt.  Amounts recorded in AOCI will be reclassified in future periods as an expense over the terms of the hedged bonds as a yield adjustment to the fixed coupons of the debt.

(d) Employee supplemental plans — Minimum additional actuarially determined pension liabilities recognized for supplemental pension plans.

Dividend - As a cooperative, we seek to maintain a balance between our public policy mission of providing low-cost funds to members and providing our members with adequate returns on their capital invested in our stock.  We also balance our mission with a goal to strengthen our financial position through an increase in the level of retained earnings.  Our dividend policy takes both factors into consideration - the need to enhance retained earnings and the need to provide low-cost advances, while reasonably compensating members for the use of their capital.  By Finance Agency regulation, dividends may be paid out of current earnings or previously retained earnings.  We may be restricted from paying dividends if we are not in compliance with any of its minimum capital requirements or if payment would cause us to fail to meet any of its minimum capital requirements.  In addition, we may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or if we fail to satisfy certain liquidity requirements under applicable Finance Agency regulations.  None of these restrictions applied for any period presented in this Form 10-K.

The following table summarizes dividend paid and payout ratios:

Table 7.3:                        Dividends Paid and Payout Ratios

	December 31, 2011	December 31, 2010
Cash dividends paid per share	$4.70	$5.24
Dividends paid (a)	$213,089	$257,716
Pay-out ratio (b)	87.16%	93.54%

(a)                 In thousands.

(b)                 Dividend paid during the year divided by net income for the year.

Dividends are computed based on the weighted average stock outstanding during a quarter and are declared and paid in the following quarter.  Dividends paid in the first quarter of a year are based on average stock outstanding in the fourth quarter of the previous year.  In 2011, four dividends were paid for a total of $4.70 per share.  In 2010, four dividends were paid for a total of $5.24 per share, and $4.95 per share in 2009.

Dividends paid in the first quarter of 2012 for the fourth quarter of 2011 was 5.0%.

Derivative Instruments and Hedging Activities

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

We use derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities.  In addition, we use derivatives to: (1) offset embedded options in assets and liabilities; (2) hedge the market value of existing assets, liabilities and anticipated transactions; and (3) reduce funding costs.  For additional information, see Note 16 — Derivatives and Hedging Activities in the audited financial statements included in this Form 10-K.  Finance Agency regulations prohibit the speculative use of derivatives. We do not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits.

The following table summarizes the principal derivatives hedging strategies as of December 31, 2011 and 2010:

Table 8.1      Derivative Hedging Strategies - Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2011 Notional Amount (in millions)	December 31, 2010 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$111	$128
Pay fixed, receive floating interest rate swap cancelable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$325	$150
Pay fixed, receive floating interest rate swap cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$17,439	$33,612
Pay fixed, receive floating interest rate swap no longer cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,507	$2,839
Pay fixed, receive floating interest rate swap non-cancelable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$30,227	$23,724
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8

Table 8.2      Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2011 Notional Amount (in millions)	December 31, 2010 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$50	$115
Receive fixed, pay floating interest rate swap cancelable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$1,381	$5,905
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$—	$15
Receive fixed, pay floating interest rate swap non-cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$30,218	$27,596
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$202	$—
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate.	Fair Value Hedge	$2,405	$—
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$903	$—
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$11,720	$6,878
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$1,850	$2,050
Receive fixed, pay floating interest rate swap cancelable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$1,430	$5,576
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$—	$1,000
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$11,100	$7,700
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$4,917	$953

Table 8.3      Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2011 Notional Amount (in millions)	December 31, 2010 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$550	$550

The accounting designation “economic” hedges represented derivative transactions under hedge strategies that do not qualify for hedge accounting but are an approved risk management hedge.

Derivatives Financial Instruments by Product

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

Table 8.4:                  Derivatives Financial Instruments by Product

	December 31, 2011		December 31, 2010
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$50,498,321	$(3,880,147)	$60,324,983	$(4,269,037)
Consolidated obligations-fair value hedges	34,003,896	965,380	33,515,830	614,739
Cash Flow-anticipated transactions	903,000	(97,588)	—	—
Derivatives not designated as hedging instruments (b)
Advances hedges	119,329	(4,160)	136,345	(3,115)
Consolidated obligations hedges	13,821,520	(20,264)	9,043,000	1,675
Mortgage delivery commitments	31,242	270	29,993	(514)
Balance sheet	1,892,000	14,927	1,892,000	41,785
Intermediary positions hedges	550,000	483	550,000	659
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	12,530,000	(7,078)	14,276,000	(505)
Interest rate swaps-consolidated obligations-discount notes	4,917,172	(568)	953,202	1,282

Total notional and fair value	$119,266,480	$(3,028,745)	$120,721,353	$(3,613,031)

Total derivatives, excluding accrued interest		$(3,028,745)		$(3,613,031)
Cash collateral pledged to counterparties		2,638,843		2,739,402
Cash collateral received from counterparties		(40,900)		(9,300)
Accrued interest		(30,233)		(49,959)

Net derivative balance		$(461,035)		$(932,888)

Net derivative asset balance		$25,131		$22,010
Net derivative liability balance		(486,166)		(954,898)

Net derivative balance		$(461,035)		$(932,888)

(a) Qualifying under hedge accounting rules.

(b) Not qualifying under hedge accounting rules but used as an economic hedge (“standalone”).

(c) Economic hedge of debt designated under the FVO.

Derivative Credit Risk Exposure and Concentration

In addition to market risk, we are subject to credit risk in derivative transactions because of the potential for non-performance by the counterparties, which could result in our having to acquire a replacement derivative from a different counterparty at a cost.  We are also subject to operational risks in the execution and servicing of derivative transactions.  The degree of counterparty credit risk may depend on, among other factors, the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk.  See Table 8.5 below for summarized information.

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

Derivative counterparty ratings — Our credit exposures (derivatives in a net gain position) were to counterparties rated Single A or better and to member institutions on whose behalf we had acted as an intermediary.  The exposures were collateralized under standard advance collateral agreements with our members.  Acting as an intermediary, we had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.

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

Derivatives Counterparty Credit Ratings

The following table summarizes our credit exposure by counterparty credit rating (in thousands, except number of counterparties).

Table 8.5:                        Derivatives Counterparty Notional Balance by Credit Ratings

	December 31, 2011
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (c)	Held (b)	Exposure

AAA	—	$—	$—	$—	$—	$—
AA	6	20,125,098	13,407	13,407	—	13,407
A	11	97,184,740	43,292	2,392	—	2,392
BBB	1	1,650,400	—	—	—	—
Members (a) & (b)	2	275,000	9,062	9,062	9,062	—
Delivery Commitments	—	31,242	270	270	270	—

	20	$119,266,480	$66,031	$25,131	$9,332	$15,799

	December 31, 2010
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (c)	Held (b)	Exposure

AAA	—	$—	$—	$—	$—	$—
AA	8	43,283,429	25,385	16,085	—	16,085
A	8	77,132,931	—	—	—	—
BBB	—	—	—	—	—	—
Members (a) & (b)	2	275,000	5,925	5,925	5,925	—
Delivery Commitments	—	29,993	—	—	—	—

	18	$120,721,353	$31,310	$22,010	$5,925	$16,085

(a) Fair values of $9.1 million and $5.9 million at December 31, 2011 and 2010 comprised of intermediated transactions with members and interest-rate caps sold to members (with capped floating-rate advances).

(b) Members are required to pledge collateral to secure derivatives purchased by the FHLBNY as an intermediary on behalf of its members.  Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest.  As a result of the collateral agreements with its members, the FHLBNY believes that its maximum credit exposure due to the intermediated transactions was $0 at December 31, 2011 and December 31, 2010.

(c) As reported in the Statements of Condition.

Counterparties with no fair values represent net balances in a liability position.  The tables above present fair values in  gain positions.

Derivative Counterparty Country Concentration Risk

The following table summarizes derivative fair value and notional exposures by significant counterparty concentration by country of tax domicile (dollars in thousands):

Table 8.6           Derivative Counterparty Concentration (1)

		December 31, 2011
	Domicile of	Notional	Percentage	Fair Value	Percentage
Counterparties	Counterparties (a)	Amount (b)	of Total	Exposure	of Total

Counterparty	Germany	$20,474,146	17.2%	$—	—%
Counterparty	Switzerland	14,148,654	11.9	—	—
Counterparty	USA	13,345,921	11.2	—	—
Counterparty	USA	7,780,245	6.5	2,392	9.5
Counterparty	USA	3,041,156	2.5	13,407	53.4
All other counterparties		60,170,116	50.4	—	—
Members and Delivery Commitments		306,242	0.3	9,332	37.1

		$119,266,480	100.0%	$25,131	100.0%

		December 31, 2010
	Domicile of	Notional	Percentage	Fair Value	Percentage
Counterparties	Counterparties (a)	Amount	of Total	Exposure	of Total

Counterparty	Germany	$16,737,475	13.9%	$—	—%
Counterparty	USA	14,000,889	11.6	—	—
Counterparty	USA	13,395,104	11.1		—
Counterparty	USA	2,132,500	1.7	16,085	73.1
All other counterparties		74,150,392	61.4	—	—
Members and Delivery Commitments		304,993	0.3	5,925	26.9

		$120,721,353	100.0%	$22,010	100.0%

(a) Domicile is based on tax representation by derivative counterparty.

(b) Counterparties with notional amounts greater than 10% of total or with fair values in a gain position, representing our exposures to couterparties.

(1)  Notional concentration - At December 31, 2011, notional contracts with three counterparties were in excess of 10% of total, and, in aggregate, they accounted for 40.2% of the total notional amounts.  At December 31, 2010, notional contracts with three counterparties were in excess of 10% of the total.  In aggregate, they accounted for 36.6 % of the total notional amounts.

Table 8.7      Derivative Notional and Fair Values by Maturity (in thousands):

	December 31, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Maturity in one year or less	$46,998,539	$(52,122)	$35,039,885	$(4,969)
Maturity after one year to three years or less	34,482,949	(86,236)	35,007,036	(206,971)
Maturity after three years to five years or less	19,740,911	(1,453,810)	16,771,959	(367,756)
Maturity after five years and thereafter	18,012,839	(1,436,847)	33,872,480	(3,032,821)
Delivery Commitments	31,242	270	29,993	(514)
	$119,266,480	$(3,028,745)	$120,721,353	$(3,613,031)

Accounting for Derivatives - Hedge Effectiveness

An entity that elects to apply hedge accounting is required, at the inception of the hedge, to establish the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective portion of the hedge.  Those methods must be consistent with the entity’s approach to managing risk.  At inception and during the life of the hedging relationship, management must demonstrate that the hedge is expected to be highly effective in offsetting changes in the hedged item’s fair value or the variability in cash flows attributable to the hedged risk.

Effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item relating to the risk being hedged.  Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an ongoing basis.  Any ineffective portions are to be recognized in earnings immediately, regardless of the type of hedge.  An assessment of effectiveness is required whenever financial statements or earnings are reported, and at least once every three months.  We assess hedge effectiveness in the following manner:

•                  Inception prospective assessment.  Upon designation of the hedging relationship and on an ongoing basis, we are required to demonstrate that we expect the hedging relationship to be highly effective.  This is a forward-looking consideration.  The prospective assessment at designation uses sensitivity analysis employing an option-adjusted valuation model to generate changes in market value of the hedged item and the swap.  These projected market values are then analyzed over multiple instantaneous, parallel rate shocks.  The hedge is expected to be highly effective if the change in fair value of the swap divided by the change in the fair value of the hedged item is within the 80%-125% dollar value offset boundaries.  See note below summarizing statistical regression methodology (a).

•                  Ongoing prospective assessment.  For purposes of assessing effectiveness on an ongoing basis, we will utilize the regression results from our retrospective assessment as a means of demonstrating that we expect all “long-haul” hedge relationships to be highly effective in future periods (i.e. we will use the regression for both ongoing prospective and retrospective assessment).

•                  Retrospective assessment.  At least quarterly, we will be required to determine whether the hedging relationship was highly effective in offsetting changes in fair value or cash flows through the date of the periodic assessment.  This is an evaluation of the past experience.

(a)  We use a statistical method commonly referred to as regression analysis to analyze how a single dependent variable is affected by the changes in one (or more) independent variable(s).  If the two variables are highly correlated, then movements of one variable can be reasonably expected to trigger similar movements in the other variable.  Thus, regression analysis serves to measure the strength of empirical relationships and assessing the probability of hedge effectiveness.  We test  the effectiveness of the hedges by regressing the changes in the net present value of future cash flows (“NPV”) of the derivative against changes in the net present value of the hedged transaction, typically an advance or a consolidated obligation.

Discontinuation of hedge accounting

If a derivative no longer qualifies as a fair value or a cash flow hedge, we discontinue hedge accounting prospectively, report the derivative in the Statement of Condition at its fair value and record fair value gains and losses in earnings until the derivative matures.  If we were to discontinue a cash flow hedge, previously deferred gains and losses in AOCI would be recognized in current earnings at the time the hedged transaction affects earnings.  For discontinued fair value hedges, we no longer adjust the carrying value (basis) of the hedged item, typically an advance or a bond, for changes in their fair values.  We then amortize previous fair value adjustments to the basis of the hedged item over the life of the hedged item (for callable as well as non-callable previously hedged advances and bonds).

Embedded derivatives

Before a trade is executed, our procedures require the identification and evaluation of any embedded derivatives under accounting standards for derivatives and hedging.  This evaluation will consider if the economic characteristics and the risks of the embedded derivative instrument are not clearly and closely related to the economic characteristic and risks of the host contract.  At December 31, 2011, 2010 and 2009, we had no embedded derivatives that were required to be separated from the “host” contract because their economic or risk characteristics were not clearly and closely related to the economic characteristics and risks of the host contract.

Aggregation of similar items

We have insignificant amounts of similar advances that were hedged in aggregate as a portfolio.  For such hedges, we perform a similar asset test for homogeneity to ensure the hedged advances share the risk exposure for which they are designated as being hedged.  Other than a very limited number of portfolio hedges, our other hedged items and derivatives are hedged as separately identifiable instruments.

Measurement of hedge ineffectiveness

We calculate the fair values of our derivatives and associated hedged items using discounted cash flows and other adjustments to incorporate volatilities of future interest rates and options, if embedded, in the derivative or the hedged item.  For each financial statement reporting period, we measure the changes in the fair values of all derivatives, and changes in fair value of the hedged items attributable to the risk being hedged (unless we assumed that the hedges presented no ineffectiveness and the short-cut method was applied) and we report changes through current earnings.  For hedged items eligible for the short-cut method, we treat the change in fair value of the derivative as equal to the change in the fair value of the hedged item attributable to the change in the benchmark interest rate.  To the extent the change in the fair value of the derivative is not equal to the change in the fair value of the hedged item when not using the short-cut method, the resulting difference represents hedge ineffectiveness, and is reported through current earnings.

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

Finance Agency Regulations - Liquidity

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

Table 9.1:                     Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2011	$2,223	$49,402	$47,179
September 30, 2011	2,334	48,689	46,355
June 30, 2011	2,276	46,994	44,718
March 31, 2011	2,404	44,982	42,578
December 31, 2010	3,304	44,945	41,641
September 30, 2010	5,055	46,304	41,249
June 30, 2010	5,227	48,055	42,828
March 31, 2010	5,032	51,987	46,955

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2:               Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2011	$5,888	$21,205	$15,317
September 30, 2011	4,513	20,050	15,537
June 30, 2011	2,867	18,516	15,649
March 31, 2011	2,352	17,796	15,444
December 31, 2010	2,937	15,500	12,563
September 30, 2010	3,915	15,127	11,212
June 30, 2010	2,665	16,051	13,386
March 31, 2010	2,283	15,796	13,513

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

The following table summarizes excess contingency liquidity (in millions):

Table 9.3:    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2011	$1,397	$21,086	$19,689
September 30, 2011	2,481	19,781	17,300
June 30, 2011	2,880	18,245	15,365
March 31, 2011	3,024	17,586	14,562
December 31, 2010	2,239	15,289	13,050
September 30, 2010	1,967	14,859	12,892
June 30, 2010	2,047	15,821	13,774
March 31, 2010	2,424	15,463	13,039

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

Advance “Roll-Off” and “Roll-Over” Liquidity Guidelines.   The Finance Agency’s Minimum Liquidity Requirement Guidelines expanded the existing liquidity requirements to include additional cash flow requirements under two scenarios:  Advance “Roll-Over” and “Roll-Off” scenarios.  Each FHLBank, including the FHLBNY, must have positive cash balances to be able to maintain positive cash flows for 15 days under the Roll-Off scenario, and for five days under the Roll-Over scenario.  The Roll-Off scenario assumes that advances maturing under their contractual terms would mature, and in that scenario we would maintain positive cash flows for a minimum of 5 days on a daily basis.  The Roll-Over scenario assumes that our maturing advances would be rolled over, and in that scenario we would maintain positive cash flows for a minimum of 15 days on a daily basis.  We calculate the amount of cash flows under each scenario on a daily basis and have been in compliance with these guidelines.

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

Cash flows

Cash and due from banks was $10.9 billion at December 31, 2011, compared to $660.9 million at December 31, 2010.  Large cash balances were primarily maintained at the Federal Reserve Bank at year-end, and throughout the year, to avoid potential credit issues that may arise if invested in unsecured overnight deposits at other financial institutions.  Generally, we maintain funds at the FRB for liquidity purposes for our members.  The following discussion highlights the major activities and transactions that affected our cash flows.  Also see Statements of Cash Flows to the audited financial statements accompany this MD&A.

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

Net cash provided by operating activities was $701.9 million and $760.3 million in 2011 and 2010, compared to Net income of $244.5 million and $275.5 million in 2011 and 2010.  Operating cash flow was driven by Net income and by non-cash items such as the amount set aside for Affordable Housing Program, net changes in accrued interest receivable and payable, OTTI and provisions for mortgage credit losses, depreciation and amortization, and by derivative financing element.

Net cash generated from operating activities was higher than net income, largely as a result of reporting classification for cash flows from certain interest rate swaps that were characterized as operating cash in-flows because of the financing element of the interest rate swaps.  In 2008, we executed interest rate swaps, which at inception of the contracts included off-market terms, or required up-front cash exchanges.  Such terms are considered to be financing elements, under accounting rules which required us to report all cash outflows associated with the contracts as cash outflows from financing activities ($374.6 million and $440.0 million in 2011 and 2010), and the corresponding cash inflows were reported within net cash generated from operating activities.

Cash flows from investing activities

Our investing activities predominantly were the advances originated to be held for portfolio, the AFS and HTM investment portfolios and other short-term interest-earning assets.  In 2011, investing activities provided net cash of $12.4 billion, compared to $12.9 billion in 2010.  This resulted primarily from decreases in advances borrowed by members.  Partially offsetting these cash proceeds was an increase in investment securities purchased, and overnight investments in Federal funds.

Short-term Borrowings and Short-term Debt.  Our primary source of funds is the issuance of FHLBank debt to the public.  Consolidated obligation discount notes are issued with maturities up to one year and provide us with short-term funds.  Discount notes are principally used in funding short-term advances, some long-term advances, as well as money market instruments.  We also issue short-term consolidated obligation bonds as part of our asset-liability management strategy.  We may also borrow from another FHLBank, generally for a period of one day.  Such borrowings have been insignificant historically.

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 9.4:                     Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	December 31,		December 31,
	2011	2010	2011	2010

Outstanding at end of the period (a)	$22,123,325	$19,391,452	$15,125,000	$12,410,000
Weighted-average rate at end of the period	0.07%	0.16%	0.16%	0.22%
Average outstanding for the period (a)	$24,093,700	$21,727,968	$14,456,667 (b)	$12,266,929
Weighted-average rate for the period	0.08%	0.19%	0.23%	0.39%
Highest outstanding at any month-end (a)	$27,015,724	$27,480,949	$17,725,000	$17,538,000

(a) Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b) The amount represents the monthly average par value outstanding balance for the year ended December 31, 2011.

Leverage Limits and Unpledged Asset Requirements

Finance Agency regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding.  Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations, participations, mortgages or other securities of or issued by the United States or an agency of the United States; and such securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located.  We met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations at all periods in this report as follows (in thousands):

Table 9.5:                     Unpledged Assets

	December 31,
	2011	2010
Consolidated Obligations:
Bonds	$67,440,522	$71,742,627
Discount Notes	22,123,325	19,391,452

Total consolidated obligations	89,563,847	91,134,079

Unpledged assets
Cash	10,877,790	660,873
Less: Member pass-through reserves at the FRB	(69,555)	(49,484)
Secured Advances	70,863,777	81,200,336
Investments (a)	14,236,633	16,739,386
Mortgage loans	1,408,460	1,265,804
Accrued interest receivable on advances and investments	223,848	287,335
Less: Pledged Assets	(2,003)	(2,748)

Total unpledged assets	97,538,950	100,101,502
Excess unpledged assets	$7,975,103	$8,967,423

(a)The Bank pledged $2.0 million and $2.7 million at December 31, 2011 and 2010 to the FDIC.  See Note 4 — Held-to-Maturity Securities.

Purchases of MBS. Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300% of capital. We were in compliance with the regulation at all times.

Table 9.6: FHFA MBS Limits

	December 31,
	2011		2010
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	240%	300%	215%	300%

Results of Operations

The following section provides a comparative discussion of our results of operations for the three years ended December 31, 2011.  For a discussion of the significant accounting estimates we used that affect the results of our operations, see section in the MD&A captioned Significant Accounting Policies and Estimates.

Net Income

Interest income from advances is the principal source of revenue.  The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally administrative and overhead expenses, and assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, losses from debt repurchases, gains and losses from derivatives and hedging activities and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 10.1:              Principal Components of Net Income

	Years ended December 31,
	2011	2010	2009

Total interest income	$886,494	$1,078,608	$1,857,687
Total interest expense	444,579	622,824	1,157,079
Net interest income before provision for credit losses	441,915	455,784	700,608
Provision for credit losses on mortgage loans	3,153	1,409	3,108
Net interest income after provision for credit losses	438,762	454,375	697,500
Total other income (loss)	(13,832)	16,541	164,370
Total other expenses	122,307	95,415	84,175
Income before assessments	302,623	375,501	777,695
Total assessments	58,137	99,976	206,940
Net income	$244,486	$275,525	$570,755

Net income 2011 compared to 2010

The 2011 Net income was $244.5 million, compared with $275.5 million in 2010.  Net interest income was lower primarily due to lower Interest income from advances and investments.  While cost of funding has declined in the lower interest rate environment, the yields from interest bearing assets have declined even more sharply.  Advance volume, as measured by average outstanding balance, contracted in 2011, also contributing to lower Net interest income.

Net interest income, the primary component of Net income, was $441.9 million, down from $455.8 million in 2010.  Net interest income in 2011 benefited from $109.2 million in net prepayment fees from advances.  Prepayment fees recorded in Net interest income were net of settlement of fair value of the prepaid advances.  Net interest income was reduced by $66.8 million due to amortization of fair value basis of $5.0 billion of hedged modified advances, of which $4.6 billion were modified in 2011.  The amortization adjusts the reported yields by including the fair value basis at the modification dates.  An equivalent amortization is recorded as hedging gains in Other income as a net realized and unrealized gain from derivative and hedging activities, because the hedging instrument (interest rate swap) is also modified.  Taken together, the amortization had no impact on 2011 Net Income.

Other Income was a loss of $13.8 million in contrast to a gain of $16.5 million in 2010.

•      We bought back our own debt and took a charge of $86.5 million.  High-costing debt was re-purchased to re-align the balance sheet and maintain leverage in line with advances, after significant member initiated advance prepayments in the first and fourth quarters of 2011.

•      Derivative and hedging gains contributed $16.7 million in 2011, compared to $26.8 million in 2010, representing hedge ineffectiveness.  Amounts included ineffectiveness from qualifying hedges, changes in fair values of derivatives designated as standalone (economic hedges), as well as the net interest accruals of derivatives designated as economic hedges.

•      Amortization gains of $66.8 million were also recorded in 2011.  When we enter into an agreement with a member to modify the terms of an existing advance, and if the new advance qualifies as a modification of the existing hedged advance, the hedging fair value adjustments of the derivatives are amortized over the duration of the derivatives.

•      Fair value changes of consolidated obligation debt designated under the FVO reported losses of $10.5 million in 2011, compared with losses of $3.3 million in 2010.  Fair value losses are unrealized and will reverse over time.  Unfavorable changes were primarily attributable to the strong credit quality of FHLBank debt driving market yields lower and driving down the fair values of existing debt that had been issued at higher coupons.

•      OTTI charges were $5.6 million in the current year, compared to $8.3 million in 2010.

Operating expenses grew in 2011 primarily due to cash contribution of $24.0 million to improve the funded status of the Defined Benefit Pension plan.  Compensation and benefits, and payments to the Finance Agency and the Office of Finance were also higher.

Assessments were lower in 2011, benefitting from the cessation of REFCORP assessment on June 30, 2011, when the 12 FHLBanks had fully satisfied their obligation to REFCORP and no further payments were required.  As a result, REFCORP payments charged to earnings were only $30.7 million in 2011, compared to $68.9 million in 2010.

Net income 2010 compared to 2009

Reported 2010 Net income was $275.5 million, or $5.86 per share, compared with 2009 Net income of $570.8 million, or $10.88 per share.  Net income was after the deduction of AHP and until June 30, 2011, after the deduction of REFCORP assessments.

Net interest income was adversely affected in 2010 by a number of factors.  The cost of debt was higher, and advance business volume was lower.  Advance volume as measured by average outstanding balances was $85.9 billion in 2010 compared to $99.0 billion in 2009.  The higher cost of debt impacted net interest margin, and Net interest spread declined by 12 basis points in 2010 compared to 2009.

Net gains from derivatives and hedging activities was $26.8 million in a less volatile interest rate environment in 2010, in contrast to net gains of $164.7 million in 2009.  Three factors contributed to the lower level of P&L impact of derivative and hedging activities in 2010: (1) the 3-month LIBOR rate, a benchmark rate for the Bank’s hedges, was less volatile in 2010, moderating the P&L impact of changes in fair values of interest rate swaps, particularly those designated as economic hedges, (2) interest rate caps, also designated as economic hedges, reported fair value losses of $29.7 million in a declining interest rate environment, in contrast to a gain of $63.3 million in 2009, and (3) previously recorded fair value gains reversed in 2010 as much of the derivatives designated as economic hedges matured or were close to maturity at December 31, 2010.

We recorded fair value losses of $3.3 million in 2010 on consolidated obligation bonds and discount notes that were designated under the FVO, in contrast to net gains of $15.5 million in 2009.  In both years, the bonds and notes were economically hedged by interest rate swaps, and gains and losses were largely offset by recorded fair value changes on the swaps.

In 2010, credit-related OTTI charged to income was $8.3 million, compared to $20.8 million in 2009.  The OTTI charges were primarily the result of additional credit losses recognized on previously impaired private-label mortgage-backed securities because of further deterioration in the performance parameters of the securities.  The non-credit portion of OTTI recorded in AOCI was not significant, primarily because the market values of the securities were generally in excess of their recorded carrying values and no additional significant non-credit losses were identified.  In 2009, the non-credit portion of OTTI recorded in AOCI was $120.1 million.

Total Other expenses comprised of Operating expenses and Assessments paid to the Finance Agency and the Office of finance, grew by $11.2 million to $95.4 million in 2010.  Employee pension benefits, salary costs and Assessments were higher.

REFCORP assessments were $68.9 million in 2010, down $73.8 million from 2009.  AHP assessments were $31.1 million in 2010, down $33.2 million from 2009.  REFCORP and AHP assessments were calculated on Net income before assessments and the decreases were due to lower Net income in 2010.

Use of interest rate swaps and interest rate derivatives and their impact on Interest Income, Interest Expense and Other Income in 2011, 2010 and 2009.

Reported Interest income and Interest expense includes the accruals from interest rate swaps associated with advances and debt that are hedged under qualifying hedges.  Tables 10.3 and 10.5 provide more information about the impact of derivatives.

In order to manage our interest rate risk profile, we routinely use derivatives to manage the interest rate risk inherent in our assets and liabilities.  We will typically attempt to hedge an advance or consolidated obligation debt under hedge qualifying rules.  Hedge ineffectiveness, the difference between changes in the fair value of the interest rate swap and the hedged advance or debt, will not be significant because under our conservative hedging policies, the terms of the derivatives very closely match the terms of the hedged debt or advance.  When it is operationally difficult to qualify for hedge accounting or when the hedge cannot be assured to be highly effective, we will economically hedge an advance or debt with an interest-rate derivative.  Such hedges make us economically hedged but result in P&L volatility, because changes in the fair values of the derivatives are not offset by offsetting changes in the fair values of hedged advances and debt.  In a volatile interest rate environment, the P&L marked-to-market volatility from economic hedges can be significant.  Also, in the course of a derivative’s existence, the derivative loses all of its fair value (gains or losses) if it is held to maturity or to its put/call exercise dates, and can be a source of P&L volatility.  In general, we hold derivatives and their associated hedged instruments, including consolidated obligation debt at fair values under the FVO, to the maturity, call or put dates. Fair value gains and losses would move in parallel with changes in interest rate and volatilities of interest rates before eventually settling at zero at maturity.  In limited instances, we may terminate these instruments prior to maturity or prior to call or put dates, which would result in a realized gain or loss.

Interest income — 2011, 2010, and 2009

Interest income from advances and investments in mortgage-backed securities are our principal sources of income. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year period from the prior year period.  The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.2:                 Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Variance	Variance
	2011	2010	2009	2011	2010
Interest Income
Advances (a)	$504,118	$614,801	$1,270,643	(18.00)%	(51.61)%
Interest-bearing deposits (b)	2,834	5,461	19,865	(48.10)	(72.51)
Federal funds sold	6,746	9,061	3,238	(25.55)	NM
Available-for-sale securities	30,248	31,465	28,842	(3.87)	9.09
Held-to-maturity securities
Long-term securities	279,602	352,398	461,491	(20.66)	(23.64)
Certificates of deposit	—	—	1,626	NM	NM
Mortgage loans held-for-portfolio	62,942	65,422	71,980	(3.79)	(9.11)
Loans to other FHLBanks and other	4	—	2	NM	NM

Total interest income (c)	$886,494	$1,078,608	$1,857,687	(17.81)%	(41.94)%

(a)

Reported Interest income from advances was adjusted for the cash flows associated with interest rate swaps in qualifying hedging relationships.  We generally pay fixed-rate cash flows to derivative counterparties, and in exchange, we receive variable-rate LIBOR-indexed cash flows.  Significant prepayments in 2011 resulted in $109.2 million in advance prepayment fees added to interest income.  Fees were after settling the fair value basis of prepaid hedged advances.  Interest income was reduced by $66.8 million due to amortization of fair value basis of modified advances (as a yield adjustment).  The comparable amortization was not significant in 2010 or 2009.

(b)	Primarily from cash collateral deposited with swap counterparties. Cash collateral posted is netted within Derivative liabilities in the Statements of Condition.
(c)

Interest income has declined in each year relative to the prior year.  The primary causes were (1) lower coupons and yields from advances and investments in a declining interest rate environment, (2) lower volume of advance business, and (3) run-offs of higher yielding assets which were being replaced by assets with lower coupons.  See Rate and Volume Analysis for more information.

NM — not meaningful.

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 10.3:                 Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31,
	2011	2010	2009
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$2,120,419	$2,614,154	$3,062,649
Net interest adjustment from interest rate swaps (a), (b)	(1,616,301)	(1,999,353)	(1,792,006)
Total Advance interest income reported	$504,118	$614,801	$1,270,643

(a)

The unfavorable cash flow patterns of the interest rate swaps were indicative of the lower LIBOR rates (obligation of the swap counterparty) compared to our obligation to pay out fixed-rate cash flows, which have been higher than LIBOR cash in-flows.  We are generally indifferent to changes in the cash flow patterns as we also hedge our fixed-rate consolidated obligation debt, which is our primary funding base, and two hedge strategies together achieve our management’s overall net interest spread objective.  LIBOR was higher in 2011 than in 2010 and contributed to less adverse cash out flow - $1.6 billion in 2011, down from $2.0 billion in 2010.

(b)

Under our accounting policy, net interest adjustments from derivatives (as described in the table above) may be offset against the net interest accruals of the hedged financial instrument (e.g. advance) only if the derivative is in a hedge-qualifying relationship.  If the hedge does not qualify under hedge accounting rules, and our management designates the hedge as an economic hedge, the net interest adjustments from derivatives would not be recorded with the advance interest revenues.  Instead, the net interest adjustments from swaps would be recorded in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities.  Thus, the accounting designation of a hedge may have a significant impact on reported Interest income from advances, although Net income would not be impacted.  There was no material amount of net interest adjustments from interest rate swaps designated as economic hedges of advances, and recorded in Other income (loss) in any periods in this report.

Interest expense 2011, 2010 and 2009

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

Table 10.4:                 Interest Expenses - Principal Categories

				Percentage	Percentage
	Years ended December 31,			Variance	Variance
	2011	2010	2009	2011	2010
Interest Expense
Consolidated obligations-bonds (a)	$406,166	$572,730	$953,970	(29.08)%	(39.96)%
Consolidated obligations-discount notes	34,704	42,237	193,041	(17.84)	(78.12)
Deposits	1,243	3,502	2,512	(64.51)	39.41
Mandatorily redeemable capital stock	2,384	4,329	7,507	(44.93)	(42.33)
Cash collateral held and other borrowings	82	26	49	215.38	(46.94)

Total interest expense (b)	$444,579	$622,824	$1,157,079	(28.62)%	(46.17)%

(a)

Reported Interest expense from consolidated obligation bonds and discount notes were adjusted for the cash flows associated with interest rate swaps in qualifying hedging relationships.  We generally pay variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, we receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank bonds.

(b)

Reported Interest expense in each year has declined relative to the prior year because of (1) lower cost of coupons paid on consolidated obligation bonds and discount notes, and (2) lower volume of debt issued because of decline in funding requirements as balance sheet assets declined, specifically advances borrowed by members.  See Rate and Volume Analysis for more information.

Impact of hedging debt — We issue both fixed-rate callable and non-callable debt.  Typically, the callable debt is issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.  A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows.  These hedging strategies benefit us in two principal ways.  First, fixed-rate callable bond, in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond, enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.  Second, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps convert the debt to an adjustable-rate instrument tied to an index, typically 3-month LIBOR, which is our preferred funding rate.  Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt, and certain floating-rate debt that is not indexed to 3-month LIBOR rates.  The strategies are designed to protect future interest income.  The economic hedge of debt tied to indices other than 3-month LIBOR (Prime, Federal funds rate, and 1-month LIBOR) is designed to effectively convert the cash flows of the debt to 3-month LIBOR.

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 10.5:      Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Years ended December 31,
	2011	2010	2009
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$887,338	$1,203,208	$1,513,617
Discount notes-Interest expense before adjustment for swaps	23,350	42,237	193,041
Net interest adjustment for interest rate swaps (a), (b)	(469,818)	(630,478)	(559,647)
Total Consolidated bonds and discount notes-interest expense reported	$440,870	$614,967	$1,147,011

(a)

The favorable cash flow patterns of the interest rate swaps were indicative of LIBOR rates (our obligation to pay the swap counterparty) being less than the counterparty’s obligation to pay us the higher fixed rates.   We are generally indifferent to changes in the cash flow patterns as we typically hedge our fixed-rate advances borrowed by member to meet our overall net interest spread objective.  Decline in the net cash from interest rate swaps was mainly because of lower volume of hedged debt.  In addition, LIBOR was higher in 2011 than in 2010.  Taken together, the factors contributed to reduction in cash flows received from swap counterparties - $469.8 million, down from $630.5 million in 2010.

(b)

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

Net Interest Income

Net interest income — 2011, 2010 and 2009

The following table summarizes Net interest income (dollars in thousands):

Table 10.6:                 Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Variance	Variance
	2011	2010	2009	2011	2010
Total interest income	$886,494	$1,078,608	$1,857,687	(17.81)%	(41.94)%
Total interest expense	444,579	622,824	1,157,079	(28.62)	(46.17)
Net interest income before provision for credit losses	$441,915	$455,784	$700,608	(3.04)%	(34.94)%

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

Net interest spread, the difference between yields earned on interest-earning assets and yields paid on interest-costing liabilities, was 41 basis points in 2011, up from 37 basis points in 2010 but down from 49 basis points in 2009.  Interest spread in 2011 benefited from $109.2 million in net prepayment fees recorded as a component of Net interest income.  Net interest spread was reduced by $66.8 million due to amortization of fair value basis of modified advances.  Without the impact on Net interest income from prepayments and modifications, net interest spread would have been slightly lower in 2011, relative to 2010.  Interest spread in 2009 benefited from lower cost of funds, and higher yielding advance products which have since been prepaid or modified, and also benefited from higher yielding investments.

Although LIBOR rates have risen in 2011, those rates are still quite low relative to their historical levels, and the low rate environment has continued to compress margins for FHLBank-issued debt.  We try to execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little room for achieving a sub-LIBOR spread that would normally be ascribed to the high credit quality of the FHLBank debt.  As a result, on a swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds and this has narrowed our margins.  Yields sought by investors for longer-term FHLBank bonds still remain expensive, and it is not economical for us to offer longer-term advances, even if demand exists.  The pricing of the FHLBank discount notes, which have maturities from overnight to one year, has varied during the current year quarterly periods, poorly at first, then improving starting in the 2011 third quarter, as spreads have widened on a swapped out basis to LIBOR.

Impact of lower interest income from investing member capital — We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and to changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  In 2011, we earned less interest income from investing members’ capital and net non-interest assets compared to 2010.  This was caused by the decline in average stockholders’ capital stock, which has declined in parallel with the lower volume of advances borrowed by members.  As capital declines, we have lower amounts of deployed capital to invest and enhance interest income.  Typically, members’ capital is invested in short-term liquid investments, and we earned very low income because of much lower yields.  For more information, see Spread and Yield Analysis and Rate and Volume Analysis.

Impact of qualifying hedges on Net interest income — We deploy hedging strategies to protect future net interest income that may reduce income in the short-term.  Net interest accruals of derivatives designated in a fair value or cash flow hedge that qualify under hedge accounting rules, are recorded as adjustments to the interest income or interest expense associated with hedged assets or liabilities.  They can have a significant impact on Net interest income because of the presentation in the interest accruals in the Income statement, although they have no impact on Net Income.

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 10.7:                 Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Years ended December 31,
	2011	2010	2009

Interest Income	$2,502,795	$3,077,961	$3,649,693
Net interest adjustment from interest rate swaps (a)	(1,616,301)	(1,999,353)	(1,792,006)
Reported interest income	886,494	1,078,608	1,857,687

Interest Expense	914,397	1,253,302	1,716,726
Net interest adjustment from interest rate swaps (b)	(469,818)	(630,478)	(559,647)
Reported interest expense	444,579	622,824	1,157,079

Net interest income (Margin) (c)	$441,915	$455,784	$700,608

Net interest adjustment - interest rate swaps	$(1,146,483)	$(1,368,875)	$(1,232,359)

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

(c)

In aggregate, we paid swap counterparties greater amounts of interest than we received from dealers, because the interest exchanges with the swap dealer have been such that the hedges of fixed-rate advances resulted in significantly greater amounts of cash out-flows than the cash in-flows from hedges of fixed-rate consolidated obligation debt.  As reported in the table above, the unfavorable cash flow patterns of the interest rate swaps were indicative of the lower LIBOR rates (obligation of the swap counterparty) compared to our fixed-rate obligation.  We are generally indifferent to changes in the cash flow patterns, as they achieve our overall net interest spread objective and we remain indifferent for the most part to the volatility of interest rates.

Impact of economic hedges on Net interest income — We designate certain derivative transactions as economic hedges, primarily as hedges of the FHLBank debt.  Under existing accounting rules, the interest income or expense generated from the derivatives designated as economic hedges is not reported as a component of Net interest income.  Interest income or expense is recorded as derivative gains and losses in Other income (loss).

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 10.8:                 GAAP Versus Economic Basis (b) — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Years ended December 31,
	2011			2010			2009
	Amount	ROA	Net Spread	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$441,915	0.44%	0.41%	$455,784	0.42%	0.37%	$700,608	0.56%	0.49%

Interest income (expense)
Swaps not designated in a hedging relationship	31,428	0.03	0.03	81,454	0.08	0.08	8,026	0.01	0.01

Economic net interest income	$473,343	0.47%	0.44%	$537,238	0.50%	0.45%	$708,634	0.57%	0.50%

(a)

The reporting classification of interest income or expense associated with swaps designated as economic hedges has no impact on Net income, as these adjustments are either reported as a component of Net interest income if the hedges are qualifying hedges, or as a component of Other income as gains or losses from hedging activities if they are economic hedges.  Interest rate swaps designated as economic hedges have declined as much of the swaps executed in prior year periods have matured.  In prior year periods, significant amounts of swaps were designated as economic hedges of consolidated obligation debt, in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal funds rate to 3-month LIBOR cash flows.  The decline in the amount of interest associated with economic hedges is due to decline in swaps designated as economic hedges and lower interest rates.

(b)

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

Spread and Yield Analysis

Table 10.9:              Spread and Yield Analysis

	Years ended December 31,
	2011			2010			2009
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$75,202,253	$504,118	0.67%	$85,908,274	$614,801	0.72%	$98,965,716	$1,270,643	1.28%
Interest bearing deposits and others	2,701,786	2,834	0.10	2,780,919	5,461	0.20	3,263,671	6,096	0.19
Federal funds sold and other overnight funds	8,499,097	6,746	0.08	5,673,805	9,061	0.16	8,386,126	18,635	0.22
Investments	11,980,570	309,850	2.59	12,003,578	383,863	3.20	12,761,836	490,333	3.84
Mortgage and other loans	1,321,726	62,946	4.76	1,281,549	65,422	5.10	1,386,964	71,980	5.19

Total interest-earning assets	$99,705,432	$886,494	0.89%	$107,648,125	$1,078,608	1.00%	$124,764,313	$1,857,687	1.49%

Funded By:
Consolidated obligations-bonds	$68,027,867	$406,166	0.60	$72,135,934	$572,730	0.79	$71,860,494	$953,970	1.33
Consolidated obligations-discount notes	21,442,303	34,704	0.16	21,727,968	42,237	0.19	41,495,955	193,041	0.47
Interest-bearing deposits and other borrowings	2,389,368	1,325	0.06	4,663,653	3,528	0.08	2,121,718	2,561	0.12
Mandatorily redeemable capital stock	58,492	2,384	4.08	82,650	4,329	5.24	137,126	7,507	5.47

Total interest-bearing liabilities	91,918,030	444,579	0.48%	98,610,205	622,824	0.63%	115,615,293	1,157,079	1.00%

Capital and other non-interest-bearing funds	7,787,402	—		9,037,920	—		9,149,020	—

Total Funding	$99,705,432	$444,579		$107,648,125	$622,824		$124,764,313	$1,157,079

Net Interest Income/Spread		$441,915	0.41%		$455,784	0.37%		$700,608	0.49%

Net Interest Margin
(Net interest income/Earning Assets)			0.44%			0.42%			0.56%

(a) Reported yields with respect to advances and consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items.  When fixed-rate debt is issued by us and hedged with an interest rate derivative, it effectively converts the debt into a simple floating-rate bond.  Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates.  Average balance sheet information is presented as it is more representative of activity throughout the periods presented.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.  Average yields are derived by dividing income by the average balances of the related assets and average costs are derived by dividing expenses by the average balances of the related liabilities.  Yields and rates are annualized.

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

Table 10.10:       Rate and Volume Analysis

	For the years ended
	December 31, 2011 vs. December 31, 2010
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(73,402)	$(37,281)	$(110,683)
Interest bearing deposits and others	(151)	(2,476)	(2,627)
Federal funds sold and other overnight funds	3,382	(5,697)	(2,315)
Investments	(735)	(73,278)	(74,013)
Mortgage loans and other loans	2,008	(4,484)	(2,476)

Total interest income	(68,898)	(123,216)	(192,114)

Interest Expense
Consolidated obligations-bonds	(31,106)	(135,458)	(166,564)
Consolidated obligations-discount notes	(549)	(6,984)	(7,533)
Deposits and borrowings	(1,424)	(779)	(2,203)
Mandatorily redeemable capital stock	(1,106)	(839)	(1,945)

Total interest expense	(34,185)	(144,060)	(178,245)

Changes in Net Interest Income	$(34,713)	$20,844	$(13,869)

	For the years ended
	December 31, 2010 vs. December 31, 2009
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(150,608)	$(505,234)	$(655,842)
Certificates of deposit and other	(936)	301	(635)
Federal funds sold and other overnight funds	(5,120)	(4,454)	(9,574)
Investments	(27,855)	(78,615)	(106,470)
Mortgage loans and other loans	(5,397)	(1,161)	(6,558)

Total interest income	(189,916)	(589,163)	(779,079)

Interest Expense
Consolidated obligations-bonds	3,644	(384,884)	(381,240)
Consolidated obligations-discount notes	(67,869)	(82,935)	(150,804)
Deposits and borrowings	2,195	(1,228)	967
Mandatorily redeemable capital stock	(2,866)	(312)	(3,178)

Total interest expense	(64,896)	(469,359)	(534,255)

Changes in Net Interest Income	$(125,020)	$(119,804)	$(244,824)

Analysis of Allowance for Credit Losses — 2011, 2010 and 2009

•                  Mortgage loans held-for-portfolio - We evaluate conventional mortgage loans at least quarterly on an individual loan-by-loan basis and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans.  FHA/VA (Insured mortgage loans) guaranteed loans are evaluated collectively for impairment.  Based on the analysis performed of all mortgage loans, provisions for credit losses were $3.2 million in 2011, compared to $1.4 million and $3.1 million in 2010 and 2009.  Charge offs were insignificant in all periods, and were substantially recovered through the credit enhancement provisions of MPF loans.  Cumulatively, the allowance for credit losses recorded in the Statements of Condition have grown to $6.8 million at December 31, 2011, compared to $5.8 million at December 31, 2010, and $4.5 million at December 31, 2009.  We believe the allowance for loan losses is adequate to cover the losses inherent in our mortgage loan portfolio.  The increase in allowance for credit losses in 2011 is primarily due to decline in the liquidation value of real-property collateralizing the impaired loans.  For more information, see Note 7 - Mortgage Loans Held-for-Portfolio in the audited financial statements included in this Form 10-K.

•                  Advances - Our credit risk from advances at December 31, 2011, 2010 and 2009 was concentrated in commercial banks, savings institutions and insurance companies.  All advances were fully collateralized during their entire term.  In addition, borrowing members pledged their stock in the FHLBNY as additional collateral for advances.  We have not experienced any losses on credit extended to any member since its inception.  Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.

Analysis of Non-Interest Income (Loss)

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 10.11:       Other Income (loss)

	Years ended December 31,
	2011	2010	2009

Other income (loss):
Service fees and other (a)	$5,909	$4,918	$4,165
Instruments held at fair value - Unrealized gains (losses) (b)	(10,494)	(3,343)	15,523
Total OTTI losses	(791)	(5,052)	(140,912)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive loss	(4,802)	(3,270)	120,096
Net impairment losses recognized in earnings (c)	(5,593)	(8,322)	(20,816)
Net realized and unrealized gains (losses) on derivatives and hedging activities (d)	83,539	26,756	164,700
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	17	931	721
Losses from extinguishment of debt and other (e)	(87,210)	(4,399)	77
Total other income (loss)	$(13,832)	$16,541	$164,370

(a)         Service fees and other- Service fees are derived primarily from providing correspondent banking services to members. Other includes fees earned on standby letters of credit.  We do not consider income from such services and fees to be a significant element of our operations.  Increase in 2011, relative to the prior two years was primarily due to higher commitment fees recorded from the issuances of financial letters of credits.

(b)         Instruments held at fair value under the Fair Value Option - At December 31, 2011, $17.5 billion of debt were designated under the FVO, compared to $15.2 billion at December 31, 2010, and $6.0 billion at December 31, 2009, consisted of intermediate- and short-term bonds and discount notes.  Unrealized fair value losses were recorded in 2011 and 2010, as the market observed yields were below the contractual coupons of the same debt outstanding on our balance sheet.  Conversely, gains would be recorded when the debt’s market observable yields (with appropriate consideration for credit standing) are higher than the contractual coupons or yields of the designated debt as of the balance sheet dates, as was the scenario in 2009.  Losses and gains would also be recorded in the period the debt matures, when previously recorded unrealized gains and losses are reversed in the period the debt matures.  Said another way, when bonds and discount notes are recorded at fair value and are held to maturity, their cumulative fair value changes sum to zero at maturity.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Credit-related OTTI have been declining over the three years as our cash flow analyses in each year has identified very modest deterioration in the performance parameters of certain previously impaired private-label MBS (“PLMBS”).  PLMBS credit impaired for the first time have been few, and their credit losses insignificant.  We also believe that the vintages of our portfolio of private-label MBS pre-dates the credit issues of PLMBS issued in more recent years.  We make quarterly cash flow assessments of the expected credit performance of our entire portfolio of private-label MBS, and it is evident that the credit conditions of our private-label MBS are improving.

(d)         Earnings impact of derivatives and hedging activities - We may designate a derivative as either a hedge of (1) the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge); (2) a forecasted transaction; or (3) the variability of future cash flows of a floating-rate asset or liability (cash flow hedge).  We may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards.  Key components of derivatives and hedging activities in 2011, 2010 and 2009 (also see Table 10.13, and Note 16 - Derivatives and Hedging activities in audited financial statements included in this Form 10-K):

• Reported gains from qualifying hedges in 2011 aggregated $39.0 million.  They represent ineffectiveness between changes in the fair values of derivatives and the hedged advances and debt.  The comparable ineffectiveness in 2010 and 2009 were gains of $10.6 million and $20.7 million.  Fair value gains and losses will reverse in the period the hedged item and derivatives mature.  In 2011, the Bank modified $4.6 billion of hedged fixed-rate advances and associated interest rate swaps.  The fair value basis of the swaps was computed on the modification dates to be amortized to zero over the life of the modified swaps.  In 2011, amortization of $66.8 million was recorded as a credit to derivatives and hedging activities in Other income.  The fair values of the swaps had been in unrealized liability positions at the modification dates.  The comparable amortizations in 2010 and 2009 were not significant.  Fair value basis of modified advances had been in unrealized gain positions and were also amortized.

• Decline in the fair values of $1.9 billion of interest rate caps purchased primarily to hedge capped LIBOR indexed floating-rate MBS - The cap volatilities were down and the forward swap curve declined at December 31, 2011 relative to 2010, causing fair values of caps to decline by $26.9 to $14.9 million.  If held to maturity, cap values will decline to zero in 2018.  The comparable P&L impact in 2010 was a loss of $29.7 million.  At December 31, 2009, long-term rates were on the rise, and volatility of rates was up and fair values of caps reported $63.3 million in unrealized gains.

• Interest rate swaps designated as economic hedges (“standalone”)reported fair value losses from the following activities: (1) consolidated bonds indexed to rates other than the 3-month LIBOR index, primarily federal funds rate and 1-month LIBOR) and discount notes, and (2) debt, both bonds and discount notes, accounted under the FVO.  In 2011, fair value changes of standalone derivatives, primarily interest rate swaps, resulted in fair value hedging losses of $21.7 million, compared to losses of $36.6 in 2010 and gains of $82.4 million in 2009.  Interest-rate swaps that were economic hedges of debt were typically structured to pay 3-month LIBOR cash flows to swap dealers, and to receive either federal funds indexed cash flows, or receive fixed-rate cash flows.  The rise and fall of the 3-month LIBOR relative to the federal funds rate or the 1-month LIBOR are determining factors of recorded gains and losses, as is the volume of derivatives designated as standalone.   At December 31, 2011, the 3-month LIBOR was 58 basis points, up from 30 basis points at December 31, 2010.  The overnight federal funds rate was higher at December 31, 2011 compared to 2010.  As the 3-month LIBOR rises, our future projected obligations becomes greater, and fair values of the standalone debt (receive fixed-rate, pay LIBOR indexed floating rate) swaps exhibit unrealized fair value losses.  Fair value losses have declined over time because the federal funds rate has risen, and we are projecting increased cash in-flows from the fed fund indexed leg of the basis swaps.  Gains in 2009 were primarily due to the reversal of fair value losses in prior year when swaps matured or were nearing maturity.

• Interest accruals (representing the cash flows associated with swaps designated as economic hedges of (1) advances and debt that did not qualify for hedge accounting, and (2) debt under the FVO), were positive cash in-flows, and we accrued $31.6 million in 2011, compared to $79.0 million in 2010 and $2.3 million in 2009.  While fair values are based on the present value of projected cash flows, interest accruals are based on actual settled rates.  The rise and fall of the 3-month LIBOR versus the fixed-rate of the standalone swaps, or, for basis swaps, the change in the federal funds rate, and the volume of interest rate swaps designated as standalone typically determine the amount of recorded net accruals.

(e)          Losses from extinguishment of debt — We buy back or retire our own debt principally to reduce future debt costs.  When assets are prepaid ahead of their expected or contractual maturities, we also attempt to extinguish debt in order to realign asset liability cash flow patterns.  Debt retirement and transfers in a declining interest rate environment typically requires a payment of a premium resulting in a loss.  See Tables 10.15 and 10.16 for more information.

Impact of Modification of advances

Table 10.12:       Impact of Modification

	December 31,
	2011		2010
	Par Amount	Fair Value Basis	Par Amount	Fair Value Basis

Beginning of Year	$510,000	$40,915	$50,000	$1,152
Termination	(50,000)	—	—	—
Modification	4,637,500	611,594	460,000	41,537
Amortization (a)	—	(66,848)	—	(1,774)

End of Year	$5,097,500	$585,661	$510,000	$40,915

(a)  Advances modified were in qualifying fair value hedges.  The fair value basis adjustments at the modification dates were amortized over the life of the modified advance on a level-yield basis, and recorded as a reduction of interest income from advances.  The fair value basis of the interest rate swap at the modification dates were also amortized on a level-yield basis and recorded as a gain in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.

Earnings Impact of Derivatives and Hedging Activities — 2011, 2010 and 2009.

The following tables summarize the impact of hedging activities on earnings (in thousands):

Table 10.13:       Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	December 31, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	(1,683,831)	$(74)	$478,647	$(11,355)	$—	$—	$(1,216,613)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	106,712	—	(2,255)	1,400	—	—	105,857
Gains (losses) on cash flow hedges	—	—	(119)	—	—	—	(119)
Net gains (losses) derivatives-FVO	—	—	15,142	655	—	—	15,797
Gains (losses)-economic hedges	(2,462)	3,060	(11,849)	102	(26,858)	11	(37,996)

Net realized and unrealized (losses) gains on derivatives and hedging activities	104,250	3,060	919	2,157	(26,858)	11	83,539

Total earnings impact	$(1,579,581)	$2,986	$479,566	$(9,198)	$(26,858)	$11	$(1,133,074)

	December 31, 2010
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(2,001,485)	$(22)	$627,004	$—	$—	$—	$(1,374,503)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	3,240	—	9,144	—	—	—	12,384
Gains (losses) on cash flow hedges	—	—	—	—	—	—	—
Net gains (losses) derivatives-FVO	—	—	29,431	3,964	—	—	33,395
Gains (losses)-economic hedges	(6,887)	(24)	16,502	716	(29,775)	445	(19,023)

Net realized and unrealized (losses) gains on derivatives and hedging activities	(3,647)	(24)	55,077	4,680	(29,775)	445	26,756

Total earnings impact	$(2,005,132)	$(46)	$682,081	$4,680	$(29,775)	$445	$(1,347,747)

	December 31, 2009
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(1,793,232)	$36	$559,647	$474	$—	$—	$(1,233,075)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	(4,542)	—	25,648	—	—	—	21,106
Gains (losses) on cash flow hedges	—	—	—	—	—	—	—
Net gains (losses) derivatives-FVO	—	—	(1,168)	—	—	—	(1,168)
Gains (losses)-economic hedges	(6,409)	(20)	52,311	33,606	65,321	(47)	144,762

Net realized and unrealized (losses) gains on derivatives and hedging activities	(10,951)	(20)	76,791	33,606	65,321	(47)	164,700

Total earnings impact	$(1,804,183)	$16	$636,438	$34,080	$65,321	$(47)	$(1,068,375)

Cash Flow Hedges

Hedges of anticipated issuances of debt — From time to time, we execute interest rate swaps on the anticipated issuance of debt to “lock in” a spread between the earning asset and the cost of funding.  The hedges are accounted under cash flow hedging rules and the effective portion of changes in the fair values of the swaps is recorded in AOCI.  The ineffective portion is recorded through net income.  The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions is between three and six months.  At December 31, 2011, we had no open contracts to hedge the anticipated issuances of debt.  No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report.  Ineffectiveness from hedges designated as cash flow hedges was not material in any periods reported in this Form 10-K.  Over the next 12 months, it is expected that $3.7 million of net losses recorded in AOCI will be recognized as an interest expense.

Hedges of discount note issuances — We introduced a new cash flow hedging strategy in the 2011 first quarter.  In this strategy, we execute long-term pay-fixed, receive 3-month LIBOR-indexed interest rate swaps that are designated as cash flow hedges of a rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap.  The objective of the hedge is to offset the variability of cash flows attributable to changes in benchmark interest rate (3-month LIBOR), due to the rollover of the fixed-rate 91 day discount notes issued in parallel with the cash flow payments of the swap every 91 days through the maturity of the swap.  Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in the interest element of the cash flows related to the forecasted issuance of the 91-day discount note.  The maximum period of time that we hedged exposure to the variability in future cash flows in this program is up to 10 years.  At December 31, 2011, the fair values of interest rate swaps designated in the cash flow hedge strategy were in an unrealized loss position of $97.6 million, which was recorded in the balance sheet as derivative liability, and an offset to AOCI as an unrealized loss.

Derivative gains and losses reclassified from AOCI (a) to current period income - The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 10.14:          Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Years ended December 31,
	2011	2010	2009
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(15,196)	$(22,683)	$(30,191)
Net hedging transactions	(99,880)	(249)	—
Reclassified into earnings	3,091	7,736	7,508

End of period	$(111,985)	$(15,196)	$(22,683)

(a)

Includes unrealized losses from rollover cash flow hedge strategy, and previously recorded basis from settled derivatives that hedged anticipatory issuances of debt.  Amounts reclassified relate to reclassification of basis to interest expense in parallel with the yields being recognized on issued debt.

Debt extinguishment and sales of investment securities

We retire debt principally to reduce future debt costs or when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.  From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis, may be asked by the issuer of a security, which we have classified as held-to-maturity (“HTM”) to redeem the investment security.

The following tables summarize such activities (in thousands):

Table 10.15:          Gains (Losses) on Sale and Extinguishment of Financial Instruments

	Years ended December 31,
	2011	2010	2009

Gains-Sales of investment securities	$17	$931	$721

Losses-Extinguishment and/or transfer of debt	$(86,501)	$(2,115)	$(70)

Table 10.16:          Debt Extinguishment and Sale of Investment Securities

	December 31,
	2011		2010		2009
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)

Extinguishment of CO Bonds (a)	$623,921	$(69,169)	$300,648	$(2,115)	$500,000	$(70)

Transfer of CO Bonds to Other FHLBanks (a)	$150,049	$(17,332)	$—	$—	$—	$—

(a)

We retire debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.  When assets are prepaid ahead of their expected or contractual maturities, we also attempt to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns.  Bond retirement typically requires a payment of a premium resulting in a loss.  We typically receive prepayment fees when assets are prepaid, making us economically whole.  From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis may be asked by the issuer of a security which we have classified as held-to-maturity to redeem the investment security.  There were insignificant gains from such redemptions in 2011, 2010 and 2009.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2011, 2010, 2009

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.17:          Operating Expenses

	Years ended December 31,
	2011	Percentage of Total	2010	Percentage of Total	2009	Percentage of Total

Temporary workers	$93	0.32%	$116	0.42%	162	0.62%
Occupancy	4,395	15.05	4,316	15.77	4,347	16.54
Depreciation and leasehold amortization	5,334	18.26	5,646	20.63	5,405	20.56
Computer service agreements and contractual services	10,467	35.84	8,862	32.37	6,798	25.86
Professional and legal fees	2,404	8.23	2,981	10.89	3,274	12.45
Other (a)	6,514	22.30	5,452	19.92	6,301	23.97
Total Operating Expenses (b)	$29,207	100.00%	$27,373	100.00%	$26,287	100.00%

Salaries	$30,235	37.89%	$29,120	50.02%	$27,366	54.98%
Employee benefits	49,560	62.11	29,100	49.98	22,412	45.02
Total Compensation and Benefits (c)	$79,795	100.00%	$58,220	100.00%	$49,778	100.00%

Finance Agency and Office of Finance (d)	$13,305		$9,822		$8,110

(a)	Other Expense - represents audit fees, director fees and expenses, insurance and telecommunications.
(b)

Operating expenses included the administrative and overhead costs of operating our Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members. Computer service agreements and contractual services were higher in 2011 compared to 2010 and 2009, mainly because of additional software maintenance fees and expenses incurred in enhancing operating processes.

(c)

Compensation and benefits rose to $79.8 million in 2011, up from $58.2 million in 2010 and $49.8 in 2009, primarily because of additional contribution of $24.0 million to our Defined Benefit Plan and this amount was charged to Compensation and Benefits.

(d)

We were also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The 12 FHLBanks and two other GSEs share the administrative cost of the Finance Agency and these expenses have also increased. .

Assessments

Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”) and to satisfy its REFCORP obligations.  For more information, see “Affordable Housing Program and Other Mission Related Programs” and “Assessments” under ITEM 1 BUSINESS in this MD&A.

AHP obligations — We fulfill our AHP obligations primarily through direct grants to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low- and moderate-income households.  Ten percent of our annual pre-assessment regulatory net income is set aside for the AHP.  The amounts set aside are considered our liability towards our AHP obligations.  AHP grants and subsidies are provided to members out of this liability.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 11.1:                 Affordable Housing Program Liabilities

	Years ended December 31,
	2011	2010	2009

Beginning balance	$138,365	$144,489	$122,449
Additions from current period’s assessments	27,430	31,095	64,251
Net disbursements for grants and programs	(38,341)	(37,219)	(42,211)

Ending balance	$127,454	$138,365	$144,489

Subsequent to June 30, 2011, AHP is calculated as 10% of net income after adding interest payments on mandatorily redeemable stock.

REFCORP - The following table provides roll-forward information with respect to changes in REFCORP liabilities (in thousands):

Table 11.2:                 REFCORP

	Years ended December 31,
	2011	2010	2009

Beginning balance	$21,617	$24,234	$4,780
Additions from current period assessments	30,707	68,881	142,689
Net disbursements to REFCORP	(52,324)	(71,498)	(123,235)
Ending balance	$—	$21,617	$24,234

In the third quarter of 2011, we recovered $365 thousand from a prior quarter in 2011 due to cash over payment.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, the December 2010, March 2011, June 2011, September 2011, and December 2011 rates were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the fourth quarter of 2010 and the fourth quarter of 2011):

	Base Case DOE	-200bps DOE	+200bps DOE
December 31, 2010	-1.09	N/A	2.92
March 31, 2011	-0.29	N/A	3.48
June 30, 2011	-0.36	N/A	2.68
September 30, 2011	-1.22	N/A	1.49
December 31, 2011	0.02	N/A	2.67

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

One Year Re- pricing Gap
December 31, 2010	$5.565 Billion
March 31, 2011	$5.123 Billion
June 30, 2011	$5.571 Billion
September 30, 2011	$6.548 Billion
December 31, 2011	$5.641 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2010 and the fourth quarter of 2011):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
December 31, 2010	N/A	9.05%
March 31, 2011	N/A	3.90%
June 30, 2011	N/A	12.26%
September 30, 2011	N/A	17.31%
December 31, 2011	N/A	13.93%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2010 and the fourth quarter of 2011):

	Down-shock Change in MVE	+200bps Change in MVE
December 31, 2010	N/A	-2.75%
March 31, 2011	N/A	-3.96%
June 30, 2011	N/A	-2.52%
September 30, 2011	N/A	0.51%
December 31, 2011	N/A	-2.26%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of December 31, 2011 and December 31, 2010 (in millions):

	Interest Rate Sensitivity
	December 31, 2011
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$15,436	$229	$455	$216	$337
MBS Investments	8,954	527	571	214	2,306
Adjustable-rate loans and advances	6,271	—	—	—	—
Net unswapped	30,661	756	1,026	430	2,643

Fixed-rate loans and advances	14,242	3,746	12,147	17,034	13,551
Swaps hedging advances	44,910	(3,379)	(11,415)	(16,618)	(13,498)
Net fixed-rate loans and advances	59,152	367	732	416	53
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$89,813	$1,123	$1,758	$846	$2,696

Interest-bearing liabilities:
Deposits	$2,130	$—	$—	$—	$—

Discount notes	21,239	885	—	—	—
Swapped discount notes	(248)	(610)	—	—	858
Net discount notes	20,991	275	—	—	858

Consolidated Obligation Bonds
FHLB bonds	20,922	13,594	24,443	4,272	3,217
Swaps hedging bonds	40,478	(13,095)	(22,740)	(2,923)	(1,720)
Net FHLB bonds	61,400	499	1,703	1,349	1,497

Total interest-bearing liabilities	$84,521	$774	$1,703	$1,349	$2,355
Post hedge gaps (a):
Periodic gap	$5,292	$349	$55	$(503)	$341
Cumulative gaps	$5,292	$5,641	$5,696	$5,193	$5,534

	Interest Rate Sensitivity
	December 31, 2010
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$9,240	$169	$374	$245	$399
MBS Investments	7,306	874	1,485	411	993
Adjustable-rate loans and advances	8,121	—	—	—	—
Net unswapped	24,667	1,043	1,859	656	1,392

Fixed-rate loans and advances	10,994	3,469	13,971	10,561	29,824
Swaps hedging advances	56,262	(3,041)	(13,069)	(10,347)	(29,805)
Net fixed-rate loans and advances	67,256	428	902	214	19
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$91,923	$1,471	$2,761	$870	$1,411

Interest-bearing liabilities:
Deposits	$2,454	$—	$—	$—	$—

Discount notes	19,120	271	—	—	—
Swapped discount notes	100	(100)	—	—	—
Net discount notes	19,220	171	—	—	—

Consolidated Obligation Bonds
FHLB bonds	21,722	14,333	23,856	7,793	3,410
Swaps hedging bonds	43,497	(13,567)	(21,638)	(6,167)	(2,125)
Net FHLB bonds	65,219	766	2,218	1,626	1,285

Total interest-bearing liabilities	$86,893	$937	$2,218	$1,626	$1,285
Post hedge gaps (a):
Periodic gap	$5,030	$534	$543	$(756)	$126
Cumulative gaps	$5,030	$5,564	$6,107	$5,351	$5,477

(a) Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE

Financial Statements

Management’s Report on Internal Control over Financial Reporting	87
Report of Independent Registered Public Accounting Firm	88
Statements of Condition as of December 31, 2011 and 2010	89
Statements of Income for the years ended December 31, 2011, 2010 and 2009	90
Statements of Capital for the years ended December 31, 2011, 2010 and 2009	91
Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	92
Notes to Financial Statements	94

Supplementary Data

Supplementary financial data for each full quarter within the two years ended
December 31, 2011, are included in ITEM 6. SELECTED FINANCIAL DATA

Federal Home Loan Bank of New York

Management’s Report on  Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on its assessment, management of the Bank determined that as of December 31, 2011, the Bank’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm that audited the accompanying Financial Statements has also issued an audit report on the effectiveness of internal control over financial reporting.  Their report, which expresses an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2011, appears on the following page.

Federal Home Loan Bank of New York

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of New York:

In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of New York (the “Bank”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
March 23, 2012

Federal Home Loan Bank of New York

Statements of Condition (in thousands, except par value of capital stock)

As of December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
Assets
Cash and due from banks (Note 3)	$10,877,790	$660,873
Federal funds sold	970,000	4,988,000
Available-for-sale securities, net of unrealized gains of $16,419 at December 31, 2011 and $22,965 at December 31, 2010 (Note 5)	3,142,636	3,990,082
Held-to-maturity securities (Note 4)
Long-term securities	10,123,805	7,761,192
Advances (Note 6)	70,863,777	81,200,336
Mortgage loans held-for-portfolio, net of allowance for credit losses of $6,786 at December 31, 2011 and $5,760 at December 31, 2010 (Note 7)	1,408,460	1,265,804
Accrued interest receivable	223,848	287,335
Premises, software, and equipment	13,487	14,932
Derivative assets (Note 16)	25,131	22,010
Other assets	13,406	21,506

Total assets	$97,662,340	$100,212,070

Liabilities and capital

Liabilities
Deposits (Note 8)
Interest-bearing demand	$2,066,598	$2,401,882
Non-interest bearing demand	12,450	9,898
Term	22,000	42,700

Total deposits	2,101,048	2,454,480

Consolidated obligations, net (Note 10)
Bonds (Includes $12,542,603 at December 31, 2011 and $14,281,463 at December 31, 2010 at fair value under the fair value option)	67,440,522	71,742,627
Discount notes (Includes $4,920,855 at December 31, 2011 and $956,338 at December 31, 2010 at fair value under the fair value option)	22,123,325	19,391,452

Total consolidated obligations	89,563,847	91,134,079

Mandatorily redeemable capital stock (Note 12)	54,827	63,219

Accrued interest payable	146,247	197,266
Affordable Housing Program	127,454	138,365
Payable to REFCORP	—	21,617
Derivative liabilities (Note 16)	486,166	954,898
Other liabilities	136,340	103,777

Total liabilities	92,615,929	95,067,701

Commitments and Contingencies (Notes 12, 16 and 18)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares: 44,906 at December 31, 2011 and 45,290 at December 31, 2010	4,490,601	4,528,962
Retained earnings
Unrestricted	722,198	712,091
Restricted (Note 12)	24,039	—
Total retained earnings	746,237	712,091
Accumulated other comprehensive income (loss) (Note 13)
Net unrealized gains on available-for-sale securities	16,419	22,965
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	(75,849)	(92,926)
Net unrealized losses on hedging activities	(111,985)	(15,196)
Employee supplemental retirement plans (Note 15)	(19,012)	(11,527)

Total capital	5,046,411	5,144,369

Total liabilities and capital	$97,662,340	$100,212,070

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income (in thousands, except per share data)

Years Ended December 31, 2011, 2010 and 2009

	December 31,
	2011	2010	2009
Interest income
Advances (Note 6)	$504,118	$614,801	$1,270,643
Interest-bearing deposits	2,834	5,461	19,865
Federal funds sold	6,746	9,061	3,238
Available-for-sale securities (Note 5)	30,248	31,465	28,842
Held-to-maturity securities (Note 4)
Long-term securities	279,602	352,398	461,491
Certificates of deposit	—	—	1,626
Mortgage loans held-for-portfolio (Note 7)	62,942	65,422	71,980
Loans to other FHLBanks and other (Note 19)	4	—	2

Total interest income	886,494	1,078,608	1,857,687

Interest expense
Consolidated obligations-bonds (Note 10)	406,166	572,730	953,970
Consolidated obligations-discount notes (Note 10)	34,704	42,237	193,041
Deposits (Note 8)	1,243	3,502	2,512
Mandatorily redeemable capital stock (Note 12)	2,384	4,329	7,507
Cash collateral held and other borrowings (Note 16)	82	26	49

Total interest expense	444,579	622,824	1,157,079

Net interest income before provision for credit losses	441,915	455,784	700,608

Provision for credit losses on mortgage loans	3,153	1,409	3,108

Net interest income after provision for credit losses	438,762	454,375	697,500

Other income (loss)
Service fees and other	5,909	4,918	4,165
Instruments held at fair value - Unrealized gains (losses)(Note 17)	(10,494)	(3,343)	15,523

Total OTTI losses	(791)	(5,052)	(140,912)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive income (loss)	(4,802)	(3,270)	120,096
Net impairment losses recognized in earnings	(5,593)	(8,322)	(20,816)

Net realized and unrealized gains on derivatives and hedging activities (Note 16)	83,539	26,756	164,700
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Note 4 and 5)	17	931	721
Gains (Losses) from extinguishment of debt and other	(87,210)	(4,399)	77

Total other income (loss)	(13,832)	16,541	164,370

Other expenses
Operating	29,207	27,373	26,287
Compensation and benefits	79,795	58,220	49,778
Finance Agency and Office of Finance	13,305	9,822	8,110

Total other expenses	122,307	95,415	84,175

Income before assessments	302,623	375,501	777,695

Affordable Housing Program (Note 11)	27,430	31,095	64,251
REFCORP (Note 11)	30,707	68,881	142,689

Total assessments	58,137	99,976	206,940

Net income	$244,486	$275,525	$570,755

Basic earnings per share (Note 14)	$5.46	$5.86	$10.88

Cash dividends paid per share	$4.70	$5.24	$4.95

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital (in thousands, except per share data)

Years Ended December 31, 2011, 2010 and 2009

						Accumulated
	Capital Stock (a)					Other		Total
	Class B		Retained Earnings			Comprehensive	Total	Comprehensive
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital	Income (Loss)

Balance, December 31, 2008	55,857	$5,585,700	$382,856	$—	$382,856	$(101,161)	$5,867,395

Proceeds from sale of capital stock	32,095	3,209,506	—	—	—	—	3,209,506
Redemption of capital stock	(36,864)	(3,686,402)	—	—	—	—	(3,686,402)
Shares reclassified to mandatorily redeemable capital stock	(498)	(49,848)	—	—	—	—	(49,848)
Cash dividends ($4.95 per share) on capital stock	—	—	(264,737)	—	(264,737)	—	(264,737)
Net Income	—	—	570,755	—	570,755	—	570,755	$570,755
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	—	—	(113,562)	(113,562)	(113,562)
Reclassification of non-credit OTTI to net income	—	—	—	—	—	2,992	2,992	2,992
Net unrealized gains on available-for-sale securities	—	—	—	—	—	61,011	61,011	61,011
Hedging activities	—	—	—	—	—	7,508	7,508	7,508
Employee supplemental retirement plans	—	—	—	—	—	(1,327)	(1,327)	(1,327)

Balance, December 31, 2009	50,590	$5,058,956	$688,874	$—	$688,874	$(144,539)	$5,603,291	$527,377

Proceeds from sale of capital stock	18,749	$1,874,910	$—	$—	$—	$—	$1,874,910
Redemption of capital stock	(23,566)	(2,356,594)	—	—	—	—	(2,356,594)
Shares reclassified to mandatorily redeemable capital stock	(483)	(48,310)	—	—	—	—	(48,310)
Cash dividends ($5.24 per share) on capital stock	—	—	(252,308)	—	(252,308)	—	(252,308)
Net Income	—	—	275,525	—	275,525	—	275,525	$275,525
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	—	—	12,002	12,002	12,002
Reclassification of non-credit OTTI to net income	—	—	—	—	—	5,642	5,642	5,642
Net unrealized gains on available-for-sale securities	—	—	—	—	—	26,374	26,374	26,374
Hedging activities	—	—	—	—	—	7,487	7,487	7,487
Employee supplemental retirement plans	—	—	—	—	—	(3,650)	(3,650)	(3,650)

Balance, December 31, 2010	45,290	$4,528,962	$712,091	$—	$712,091	$(96,684)	$5,144,369	$323,380

Proceeds from sale of capital stock	23,956	$2,395,681	$—	$—	$—	$—	$2,395,681
Redemption of capital stock	(24,304)	(2,430,428)	—	—	—	—	(2,430,428)
Shares reclassified to mandatorily redeemable capital stock	(36)	(3,614)	—	—	—	—	(3,614)
Cash dividends ($4.70 per share) on capital stock	—	—	(210,340)	—	(210,340)	—	(210,340)
Net Income	—	—	220,447	24,039	244,486	—	244,486	$244,486
Net change in Accumulated other comprehensive income (loss):
Non-credit portion of OTTI on held-to-maturity securities, net of accretion	—	—	—	—	—	11,960	11,960	11,960
Reclassification of non-credit OTTI to net income	—	—	—	—	—	5,117	5,117	5,117
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(6,546)	(6,546)	(6,546)
Hedging activities	—	—	—	—	—	(96,789)	(96,789)	(96,789)
Employee supplemental retirement plans	—	—	—	—	—	(7,485)	(7,485)	(7,485)

Balance, December 31, 2011	44,906	$4,490,601	$722,198	$24,039	$746,237	$(190,427)	$5,046,411	$150,743

(a) Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (in thousands)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Operating activities

Net Income	$244,486	$275,525	$570,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(167,727)	(61,255)	(120,715)
Concessions on consolidated obligations	8,051	12,978	7,006
Premises, software, and equipment	5,334	5,646	5,405
Provision for credit losses on mortgage loans	3,153	1,409	3,108
Net realized (gains) from redemption of held-to-maturity securities	(17)	(223)	(281)
Net realized (gains) from sale of available-for-sale securities	—	(708)	(440)
Credit impairment losses on held-to-maturity securities	5,593	8,322	20,816
Change in net fair value adjustments on derivatives and hedging activities	533,791	504,841	188,151
Change in fair value adjustments on financial instruments held at fair value	10,494	3,343	(15,523)
Losses from extinguishment of debt (a)	86,501	—	—
Net change in:
Accrued interest receivable	63,487	53,175	152,345
Derivative assets due to accrued interest	26,012	67,998	246,371
Derivative liabilities due to accrued interest	(45,739)	(37,141)	(252,684)
Other assets	2,725	(2,584)	814
Affordable Housing Program liability	(10,911)	(6,124)	22,040
Accrued interest payable	(54,254)	(73,358)	(153,033)
REFCORP liability	(21,617)	(2,617)	19,454
Other liabilities	12,492	11,117	(1,575)
Total adjustments	457,368	484,819	121,259
Net cash provided by operating activities	701,854	760,344	692,014
Investing activities
Net change in:
Interest-bearing deposits	100,560	(502,374)	13,768,437
Federal funds sold	4,018,000	(1,538,000)	(3,450,000)
Deposits with other FHLBanks	(80)	66	(25)
Premises, software, and equipment	(3,889)	(5,786)	(6,404)
Held-to-maturity securities:
Long-term securities
Purchased	(4,691,522)	(551,113)	(3,511,033)
Repayments	2,342,986	3,302,202	2,919,664
In-substance maturities	3,935	22,523	77,701
Net change in certificates of deposit	—	—	1,203,000
Available-for-sale securities:
Purchased	(1,094,954)	(2,860,592)	(710)
Repayments	1,938,319	1,121,667	543,924
Proceeds from sales	656	36,877	132,461
Advances:
Principal collected	270,176,636	224,670,438	370,709,084
Made	(260,225,999)	(210,872,277)	(358,067,057)
Mortgage loans held-for-portfolio:
Principal collected	248,205	245,580	285,888
Purchased	(394,653)	(195,777)	(150,058)
Proceeds from sales of REO (b)	1,692	—	—
Net cash provided by investing activities	12,419,892	12,873,434	24,454,872

The accompanying notes are an integral part of these financial statements.

	2011	2010	2009
Financing activities
Net change in:
Deposits and other borrowings	$(301,761)	$(146,577)	$1,115,652
Derivative contracts with financing element (c)	(374,625)	(439,963)	(343,018)
Consolidated obligation bonds:
Proceeds from issuance	54,659,796	68,041,134	54,502,275
Payments for maturing and early retirement	(59,197,084)	(70,571,842)	(62,024,547)
Net payments on bonds transferred (to)/from other FHLBanks (d)	(167,381)	224,664	—
Consolidated obligation discount notes:
Proceeds from issuance	148,526,627	121,978,200	862,167,891
Payments for maturing	(145,793,308)	(133,402,396)	(877,586,478)
Capital stock:
Proceeds from issuance	2,395,681	1,874,910	3,209,506
Payments for redemption / repurchase	(2,430,428)	(2,356,594)	(3,686,402)
Redemption of mandatorily redeemable capital stock	(12,006)	(111,385)	(66,675)
Cash dividends paid (e)	(210,340)	(252,308)	(264,737)
Net cash used by financing activities	(2,904,829)	(15,162,157)	(22,976,533)
Net increase (decrease) in cash and due from banks	10,216,917	(1,528,379)	2,170,353
Cash and due from banks at beginning of the period	660,873	2,189,252	18,899
Cash and due from banks at end of the period	$10,877,790	$660,873	$2,189,252

Supplemental disclosures:
Interest paid	$566,651	$722,595	$1,401,932
Affordable Housing Program payments (f)	$38,341	$37,219	$42,211
REFCORP payments	$52,324	$71,498	$123,235
Transfers of mortgage loans to real estate owned	$1,450	$1,305	$1,400
Portion of non-credit OTTI (gains) losses on held-to-maturity securities	$(4,802)	$(3,270)	$120,096

(a) Beginning with the year ended December 31, 2011, the Bank reports gains and losses on debt extinguishment as an adjustment to operating cash flows.  In 2010 and 2009, losses of $2.1 million and $69.5 thousand were reported as part of operating expenses.  The comparative numbers for those years have not been reclassified because they were not material.

(b) Beginning with the year ended December 31, 2011, the Bank reports sales of foreclosed property as an investing activity.  In 2010 and 2009, sales of $1.8 million and $0.8 million were reported as an adjustment to operating cash flows.  The comparative numbers for those years have not been reclassified because they were not material.

(c) Cash flows from derivatives containing financing elements were considered as a financing activity and were included in borrowing activity.

(d) For information about bonds transferred (to)/from FHLBanks and other related party transactions, see Note 19. Related Party Transactions.

(e) Does not include payments to holders of mandatorily redeemable capital stock. Such payments are reported as interest expense.

(f) AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

Assessments

Resolution Funding Corporation (“REFCORP”) Assessments.  Up until June 30, 2011, the FHLBanks, including the FHLBNY, were required to make payments to REFCORP based on a percentage of Net Income.  Each FHLBank was required to make payments to REFCORP until the total amount of payment actually made by all 12 FHLBanks was equivalent to a $300 million annual annuity, whose final maturity date was April 15, 2030.  Based on payments made by the 12 FHLBanks through the second quarter of 2011, the FHLBanks have satisfied their obligation to REFCORP by the end of that period and no further payments will be necessary.  In the third quarter of 2011, the FHLBNY recovered $365 thousand due to overpayment in a prior quarter in 2011.

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

In its Statements of Condition at December 31, 2011 and 2010, the FHLBNY measured and recorded fair values using the above guidance for derivatives, AFS securities, and certain consolidated obligation bonds and discount notes that were designated under the fair value option accounting (“FVO”).  Certain held-to-maturity securities determined to be credit impaired or other-than-temporarily impaired (“OTTI”) at December 31, 2011 and 2010 were measured and recorded at their fair values on a non-recurring basis.

Fair values of derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets and liabilities under hedge accounting rules to mitigate fair value risks.  In addition, the Bank records the fair value of an insignificant amount of mortgage-delivery commitments as derivatives.  For additional information, see Note 16 — Derivatives and Hedging Activities.

Valuations of derivative assets and liabilities reflect the value of the instrument including the value associated with counterparty risk.  Derivative values also take into account the FHLBNY’s own credit standing.  The computed fair values of the FHLBNY’s OTC derivatives take into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The agreements include collateral thresholds that reflect the net credit differential between the FHLBNY and its derivative counterparties.  On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of the credit differential between the FHLBNY and its derivative counterparties to an immaterial level such that an adjustment for nonperformance risk was not deemed necessary.  Fair values of the derivatives were computed using quantitative models and employed multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated to independent market data, and to relevant benchmark indices, In addition, derivative valuations were compared to counterparty valuations received as part of the collateral exchange process.

Fair Values of investments classified as Available for sale securities (“AFS securities”) — The FHLBNY measures and records fair values of AFS securities in the Statements of Condition in accordance with the fair value measurement standards.  Changes in the values of AFS securities are recorded in Accumulated other comprehensive income (loss) (“AOCI”), a component of members’ capital, with an offset to the recorded value of the investments in the Statements of Condition.  The Bank’s investments classified as AFS are comprised of mortgage-backed securities that are GSE issued variable-rate collateralized mortgage obligations and are marketable at their recorded fair values.  A small percentage of the AFS portfolio at December 31, 2011 and 2010 consisted of investments in open-end equity and bond mutual funds held by a grantor trust owned by the FHLBNY.  Unit prices of mutual funds are determined by the net asset values over the number of outstanding shares of the fund at each closing trading day as published by the mutual funds.  The funds were classified within Level 1 of the valuation hierarchy.

The fair values of investment in MBS are estimated by management using specialized pricing services that employ pricing models or quoted prices of securities with similar characteristics.  The Bank has established that the pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing.  Examples of securities, which would generally be classified within Level 2 of the valuation hierarchy and valued using the “market approach” as defined under the accounting standard for fair value measurements and disclosures, include GSE issued collateralized mortgage obligations and money market funds.

For more information about methodologies used by the Bank to validate vendor pricing, see Page 12, FHLBank System Pricing Committee.  Also, see Note 17 — Fair Values of Financial Instruments for additional disclosures

Federal Home Loan Bank of New York

Notes to Financial Statements

about fair values and Levels associated with assets and liabilities recorded on the Bank’s Statements of Condition at December 31, 2011 and 2010.

Fair Value of Held-to-Maturity Securities on a Nonrecurring Basis — Certain held-to-maturity investment securities were measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of other-than-temporary impairment.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that were determined to be credit impaired at December 31, 2011 and 2010, were recorded at their fair values in the Statements of Condition at those dates.  For more information, see Note 4 — Held-to-Maturity Securities and Note 17 — Fair Values of Financial Instruments.

Financial Assets and Financial Liabilities Recorded under the Fair Value Option — The accounting standards on the fair value option for financial assets and liabilities, created the fair value option (“FVO”) allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for the selected financial assets and financial liabilities with changes in fair value recognized in earnings as they occur.  The FHLBNY has elected the FVO designation for certain consolidated obligations debt under the FVO and recorded their fair values in the Statements of Condition at December 31, 2011 and 2010.  The changes in fair values of the designated debt are economically hedged by interest rate swaps.  See Note 17 — Fair Values of Financial Instruments for more information.

Investments

Early adoption by the FHLBNY of the guidance on disclosures about the fair value of financial instruments at January 1, 2009 required the Bank to incorporate certain clarifications and definitions in its investment policies.  The guidance amended the pre-existing accounting rules for investments in debt and equity securities, and the guidance was primarily intended to provide greater clarity to investors about the credit and non-credit component of an other-than-temporary impairment (“OTTI”) event and to more effectively communicate when an OTTI event has occurred.  The guidance was incorporated in the Bank’s investment policies as summarized below.

Held-to-maturity securities — The FHLBNY classifies investments for which it has both the ability and intent to hold to maturity as held-to-maturity investments.  Such investments are recorded at amortized cost basis, which includes adjustments made to the cost of an investment for accretion and amortization of discounts and premiums, collection of cash, and fair value hedge accounting adjustments.  If a held-to-maturity security is determined to be OTTI, the amortized cost basis of the security is adjusted for credit losses.  Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) and recognized in Accumulated other comprehensive income (loss) (“AOCI”); the adjusted amortized cost basis is the carrying value of the OTTI security as reported in the Statements of Condition.  Carrying value for a held-to-maturity security that is not OTTI is its amortized cost basis.

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

AFS securities — The FHLBNY classifies investments that it may sell before maturity as AFS and carries them at fair value.

Until AFS securities are sold, changes in fair values are recorded in AOCI as Net unrealized gain or (loss) on AFS securities.  If AFS securities had been hedged under a fair value hedge qualifying for hedge accounting, the FHLBNY would record the portion of the change in fair value related to the risk being hedged in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and would record the remainder of the change in AOCI as a Net unrealized gain (loss) on AFS securities.  If AFS securities had been hedged under a cash flow hedge qualifying for hedge accounting, the FHLBNY would record the effective portion of the change in value of the derivative related to the risk being hedged in AOCI as a Net unrealized gain (loss) on derivatives and hedging activities.  The ineffective portion would be recorded in Other income (loss) and presented as a Net realized and unrealized gain (loss) on derivatives and hedging activities.

The FHLBNY computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in Other income (loss).  The FHLBNY treats securities purchased under agreements to resell as collateralized financings because the counterparty retains control of the securities.

Federal Home Loan Bank of New York

Notes to Financial Statements

Other-than-temporary impairment (“OTTI”) — Accounting and Governance Policies — Impairment analysis, Pricing of mortgage-backed securities, and Bond insurer methodology.

The FHLBNY evaluates its investments for impairment quarterly, and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security.  A security is considered impaired if its fair value is less than its amortized cost basis.  If management has made a decision to sell such an impaired security, OTTI is considered to have occurred.  If a decision to sell the impaired investment has not been made, but management concludes that “it is more likely than not” that it will be required to sell such a security before recovery of the amortized cost basis of the security, an OTTI is also considered to have occurred.

Even if management does not intend to sell such an impaired security, management determines whether an OTTI has occurred by comparing the present value of the cash flows expected to be collected to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, irrespective of whether management will be required to sell such a security.  The Bank’s methodology to calculate the present value of expected cash flows is to discount the expected cash flows (principal and interest) of a fixed-rate security that is being evaluated for OTTI, by using the effective interest rate of the security as of the date it was acquired.  For a variable-rate security that is evaluated for OTTI, the expected cash flows are computed using a forward-rate curve and discounted using the forward rates.

If the FHLBNY determines that OTTI has occurred, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment.  The investment security is written down to fair value, which becomes its new amortized cost basis.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

For securities designated as AFS, subsequent unrealized changes to the fair values (other than OTTI) are recorded in AOCI.  For securities designated as held-to-maturity, the amount of OTTI recorded in AOCI for the non-credit component of OTTI is amortized prospectively over the remaining life of the securities based on the timing and amounts of estimated future cash flows.  Amortization out of AOCI is offset by an increase in the carrying value of securities until the securities are repaid or are sold or subsequent OTTI is recognized in earnings.

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

Role and Scope of the OTTI Governance Committee

Beginning with the third quarter of 2009, the OTTI Committee adopted guidelines that each FHLBank should assess credit impairment by cash flow testing of 100 percent of private-label securities.  Of the 53 private-label MBS owned by the FHLBNY, approximately 50 percent of MBS backed by sub-prime loans, home equity loans, and manufactured housing loans were deemed to be outside the scope of the OTTI Committee because sufficient loan level collateral data was not available to determine the assumptions under the OTTI Committee’s approach described below.  Consequently, about 50 percent of the FHLNBY’s securities were modeled in the OTTI Committee common platform.  The FHLBNY has developed key modeling assumptions and has forecasted cash flows using the FHLBNY’s own assumptions for 100 percent of its private-label MBS.  The FHLBNY employs its own methodology to identify credit OTTI each quarter, and uses the results of the OTTI Committee’s common platform OTTI results to benchmark the FHLBNY’s own OTTI conclusions.

Cash flow derived from the OTTI Committee common platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for the securities within the scope of the OTTI Committee as a means of benchmarking the FHLBNY’s own cash flow analysis.  At December 31, 2011 and 2010, FHLBanks of San Francisco and Chicago cash flow tested approximately 50 percent of the FHLBNY’s private-label MBS.

Federal Home Loan Bank of New York

Notes to Financial Statements

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

The FHLBanks of San Francisco and Chicago performed cash flow analysis for the FHLBNY’s private-label securities in scope using two third-party models to establish the modeling assumptions and calculate the forecasted cash flows in the structure of the MBS.  The first model considered borrower characteristics and the particular attributes of the loans underlying a security in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities.  A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which were based upon an assessment of the individual housing markets.  CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.  The base case modeled housing price forecast as of December 31, 2011 assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8.0%.  For those markets where further home price declines are anticipated, the declines were projected to occur over the 3- to 9-month period beginning October 1, 2011.  Thereafter, home prices are projected to increase within a range of 0.0% to 2.8% in the first year, 0.0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.

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

FHLBank System Pricing Committee — In an effort to achieve consistency among the FHLBanks’ pricing of investments of mortgage-backed securities, the 12 FHLBanks also formed the MBS Pricing Governance Committee (“Pricing Committee”) in the third quarter of 2009.  The Pricing Committee was responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt.  In its first guidance, the Pricing Committee established a standard pricing methodology and required the FHLBanks to use four pricing vendors.  Prior to then, the FHLBNY had been using three pricing vendors and the adoption of the fourth vendor and the methodology had no material impact on the fair values of the FHLBNY’s investments.

The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  The adoption of the formulaic methodology at September 2009 enhanced consistency among the 12 FHLBanks.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

The FHLBNY has also established that the pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing.

Effective December 31, 2011, the FHLBNY refined its method for estimating the fair values for its investment securities, consistent with the methodology changes approved by the Pricing Committee in the fourth quarter of 2011.  Methodology refinement on December 31, 2011 had no material impact on the fair values of the FHLBNY’s investment securities.

Federal Home Loan Bank of New York

Notes to Financial Statements

The December 31, 2011 methodology introduces the concept of clustering pricing, and to predefine cluster tolerances.  An outlier, under the methodology, is any vendor price that is outside of a defined cluster tolerance.  The outlier is evaluated for reasonableness.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  To be included among the cluster, each price must fall within 10 points of the median price for residential PLMBS and within 3 points of the median price for GSE issued MBS.  The cluster tolerance guidelines shall be reviewed annually by the Governance Committee and may be revised as necessary.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If all prices fall within the cluster, the final price is simply the average of the cluster.  However, if a price falls outside the cluster, additional analysis is required.  If the price that falls outside the cluster tolerance is found to be a better estimate of the fair value, then the selected outlier price will be the final price instead of the average of prices that fit within the appropriate tolerance range.

The FHLBNY considers the adoption of the cluster tolerance approach as a refinement to its existing price evaluation processes.  It provides an additional level of analysis through pre-defined cluster tolerances, and examination of outliers in this manner will further strengthen the FHLBNY’s investment valuation process.

A second refinement under the December 31, 2011 methodology was the adoption of a formal process to examine yields as an additional method to validate prices of PLMBS.  Under the new methodology, the FHLBNY calculates an implied yield for each of its PLMBS using estimated fair values derived from cash flows on a bond-by-bond basis.  This yield is then compared to the implied yield for comparable securities according to price information from third-party MBS “market surveillance reports”.  Significant variances or inconsistencies are evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate is appropriate.  The FHLBNY’s pre-existing methodology also examined price changes that exceeded a pre-established tolerance and price changes relative to changes in the option-adjusted spread (“OAS”).  An independent team also reviews pricing by putting like securities into cohorts and tracking outliers and the review is performed for all mortgage-backed securities and housing finance agency bonds.

The methodologies adopted at December 31, 2011, will enhance the FHLBNY’s pre-existing price validation processes and provide a greater degree of reliance on the recorded fair values of the FHLBNY’s investments.

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

Monoline insurers are segmented into two categories of claims paying ability — (1) Adequate, and (2) At Risk.  These categories represent an assessment of an insurer’s ability to perform as a financial guarantor.  The methodology employs, for the most part, publicly available information to identify cash flows used up by a monoline for insurance claims.  Based on the monoline’s existing insurance reserves, the methodology attempts to predict the length of time over which the monoline’s claims-paying resources could sustain bond insurance losses and projects a “burn out” period.

•      Adequate.  Monolines determined to possess “adequate” claims paying ability are expected to provide full protection on their insured private-label mortgage-backed securities.  Accordingly, bonds insured by monolines with adequate ability to cover written insurance are run with full financial guarantee set to “on” in the cashflow model.

•      At Risk.  For monolines with at risk coverage, further analysis is performed to establish an expected case regarding the time horizon of the monoline’s ability to fulfill its financial obligations and provide credit support.  Accordingly, bonds insured by monolines in the at risk category are run with a partial financial guarantee in the cashflow model. This partial claim paying condition is expressed in the cashflow model by specifying a “coverage ignore” date.  The ignore date is based on the “burnout period” calculation method.

•  Burnout Period.  The projected time horizon of credit protection provided by an insurer is a function of claims paying resources and anticipated claims in the future.  This assumption is referred to as the “burnout period” and is expressed in months, and is computed by dividing each (a) insurers’ total claims paying resources by the (b) “burnout rate” projection.  This variable uses monthly or aggregate dollar amount of claims each insurer has paid most recently, and additional qualitative information pertinent to the financial guarantor.

Federal Home Loan Bank of New York

Notes to Financial Statements

Based on analysis, the Bank has classified bond insurer FSA (name changed in 2009 to Assured Guaranty Municipal Corp.) as adequate, and bond insurers MBIA and Ambac as “at risk”.

1.              Up until March 31, 2010, both Ambac Assurance Corp (“Ambac”), and MBIA Insurance Corp (“MBIA”), the two primary bond insurers for the FHLBNY, had been paying claims in order to meet any cash flow deficiency within the structure of the insured securities.  On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin (the “Commissioner”), entered into a temporary injunction to suspend payments to bond holders and to create a segregated account for bondholders.  As a result, payments from Ambac to trustees of certain insured bonds owned by the FHLBNY were also temporarily suspended.  The FHLBNY’s cash flow analysis recognized the entire amount of shortfall suspended by the Commissioner as OTTI, and a charge was recorded in 2011.  MBIA is continuing to meet claims for bonds owned by the FHLBNY.

2.              For Ambac, that support period ended at March 31, 2010 (no-reliance after that date) based on the FHLBNY’s analysis of the temporary injunction by the Commissioner.

The monoline analysis methodology resulted in the following “Burnout Period” time horizon dates for Ambac and MBIA:

	Burnout Period
	Ambac	MBIA
March 31, 2011
Burnout period (months)	—	3
Coverage ignore date	3/31/2011	6/30/2011

June 30, 2011
Burnout period (months)	—	6
Coverage ignore date	6/30/2011	12/31/2011

September 30, 2011
Burnout period (months)	—	3
Coverage ignore date	9/30/2011	12/31/2011

December 31, 2011
Burnout period (months)	—	3
Coverage ignore date	12/31/2011	3/31/2012

The results of the insurer financial analysis (“monoline burn-out period”) are then incorporated in the third-party cash flow model, as a key input.  If the cash flow model projected cash flow shortfalls (credit impairment) on an insured security, the monoline’s burnout period (an end date for credit support), is then input to the cash flow model.  The end date, also referred to as the burnout date, provides the necessary information as an input to the cash flow model for the continuation of cash flows up until the burnout date.  Any cash flow shortfall that occurs beyond the “burn-out” date is considered not recoverable and the insured security is then deemed credit impaired

The FHLBNY’s cash flow analysis for OTTI at each quarter in 2011 disregarded any reliance on Ambac for credit support.  MBIA is currently rated below investment grade.  For MBIA the support period was also re-assessed at each quarter in 2011.  The Bank’s monoline analysis for MBIA at December 31, 2011 concluded that cash flow support for impaired bonds insured by MBIA could be relied upon through March 31, 2012 (no-reliance after that date).

The FHLBNY believes that bond insurance could again become an inherent aspect of credit support within the structure of the security itself, and it is appropriate to include insurance in the FHLBNY’s evaluation of expected cash flows and determination of OTTI in future periods.  The FHLBNY has also established that the terms of insurance enable the insurance to travel with the security if the security is sold in the future to support the assertion that bond insurance is a relevant consideration.  If the FHLBNY’s monoline analysis determines that bond insurers, Ambac and MBIA, could be deemed fully capable of honoring their insurance pledges, the FHLBNY would renew its reliance on the two monoline insurers for cash flow shortfalls.  However, estimation of an insurer’s financial strength to remain viable over a long time horizon requires significant judgment and assumptions.  Predicting when the insurers may no longer have the ability to perform under their contractual agreements, then comparing the timing and amounts of cash flow shortfalls of securities that are credit impaired absent insurer protection requires significant judgment.

Impairment analysis of mortgage-backed securities

To assess whether the entire amortized cost basis of the FHLBNY’s private-label MBS will be recovered in future periods, beginning with the quarter ended September 30, 2009 and thereafter, the Bank performed OTTI analysis by cash flow testing 100 percent of its private-label MBS.  The FHLBNY’s methodology prior to September 30, 2009 was to analyze all its private-label MBS to isolate securities that were considered to be at risk of OTTI and to perform cash flow analysis on securities at risk of OTTI.

Cash flow analysis derived from the FHLBNY’s own assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions were determined primarily using historical performance data of the 53 private-label MBS at December 31, 2011.  These assumptions and performance measures were benchmarked by comparing to (1) performance parameters from “market consensus”, and (2) the assumptions and parameters

Federal Home Loan Bank of New York

Notes to Financial Statements

provided by the OTTI Committee for the FHLBNY’s private-label MBS, which represented about 50 percent of the FHLBNY’s private-label MBS portfolio.

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

Advances

Accounting for Advances.  The FHLBNY reports advances at amortized cost, net of unearned commitment fees, discounts and premiums, (discounts are generally associated with advances for the Affordable Housing Program) and any hedging adjustments.  The FHLBNY records interest on advances to income as earned, and amortizes the premium and accretes the discounts on advances prospectively to interest income using a level-yield methodology.

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

The FHLBNY closely monitors the creditworthiness of its member banks and closely monitors the quality and value of assets that are pledged as collateral by its members.  The FHLBNY periodically assesses the mortgage underwriting and documentation standards of its borrowing members.  In addition, the FHLBNY has lending procedures to manage its exposure to those members experiencing difficulty in meeting their capital requirements or other standards of credit worthiness.  An advance will be considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the advance agreement.

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

As Note 6 — Advances more fully describes, community financial institutions (FDIC-insured institutions with assets $1,040 million or less during 2011) are subject to more expanded statutory collateral rules for small business and agricultural loans.

Advance modifications.  From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance.  The FHLBNY evaluates whether the modified advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with provisions under creditor’s accounting for a modification or exchange of debt instruments.  The evaluation includes analysis of (i) whether the effective yield on the new advance is at least equal to the effective yield for a comparable advance to a similar member that is not refinancing or restructuring and (ii) whether the modification of the original advance is more than minor.  If the FHLBNY determines that the modification is more than minor, the transaction is treated as an advance termination with subsequent funding of a new advance, with gains or losses recognized in earnings for the period.  If the FHLBNY determines the modification is minor, the subsequent advance is considered a modification of the original advance.

If the modified advance is also hedged under a qualifying fair value hedge, the fair value basis adjustments at the modification date will be amortized over the life of the modified advance on a level-yield basis, and recorded as a component of interest income from advances.  The fair value basis of the hedging instrument, typically an interest rate swap, will also be amortized on a level-yield basis and recorded in Other income (loss) as Net realized and unrealized gain (loss) on derivatives and hedging activities.  Typically, hedge accounting will continue after modification.  The FHLBNY will record subsequent fair value changes attributable to hedged risks of the advance and the fair value changes of the hedging instrument in Other income as a Net realized and unrealized gain (loss) on derivatives and hedging activities.

Prepayment Fees on advances.  The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity.

For advances that are hedged under a qualifying fair value hedge, the FHLBNY terminates the hedging relationship upon prepayment, and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income from advances.

For prepaid advances that are not hedged or that are hedged but do not meet the hedge accounting requirements, the Bank records prepayment fees net of any fair value basis adjustments included in the book basis of the prepaid advance.  If the FHLBNY would receive prepayment fees on an advance that is determined to be a modification of the original advance, the fees would be deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method.  This amortization would be recorded as a component of interest income from advances.

Mortgage Loans Held-for-portfolio

The FHLBNY participates in the Mortgage Partnership Finance program® (“MPF” ®) by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (“PFI”).  Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at December 31, 2011 and 2010.  The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities.

Credit enhancement obligations and loss layers.  The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers.  Collectability of the loans is first supported by liens on the real estate securing the loan.  For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80 percent at origination, which is paid for by the borrower.  Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $13.6 million and $12.0 million at December 31, 2011 and 2010.  The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements.  If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI.  The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY or originates as an agent for the FHLBNY (only relates to MPF 100 product).  For assuming this risk, PFIs receive monthly “credit enhancement fees” from the FHLBNY.

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

Accounting for mortgage loans.  The FHLBNY classifies mortgage loans as held-for-portfolio and, accordingly, reports them at their principal amount outstanding, net of premiums, costs and discounts, which is the fair value of the mortgage loan on settlement date.  The FHLBNY has the intent and ability to hold these mortgage loans for the foreseeable future or until maturity or payoff.

Mortgage loans in foreclosure are written down and measured at their fair values on a non-recurring basis (see Note 17  Fair Values of Financial Instruments).  The FHLBNY records credit enhancement fees as a reduction to mortgage loan interest income.  The FHLBNY records other non-origination fees, such as delivery commitment extension fees and pair-off fees, as derivative income over the life of the commitment.  All such fees were insignificant for all periods reported.  The FHLBNY defers and amortizes premiums, costs, and discounts as interest income using the level yield method to the loan’s contractual maturities.  Loan origination costs are deemed insignificant and are not included in the basis of the mortgage loans.

Non-accrual mortgage loans.  The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer 90 days or more past due, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings.  For mortgage-loans on non-accrual status, if the collection of the remaining principal and interest due is determined to be doubtful, then cash received would be applied first to principal until the remaining principal amount due is expected to be collected, and then as a recovery of any charge-offs.  Any remaining cash flows would be recorded as interest income.

Troubled Debt Restructurings.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  In April 2011, FASB issued new guidance that clarified how to determine when a borrower is experiencing financial difficulty, when a concession is granted by a creditor, and when a delay is considered insignificant.  Adoption of the new TDR accounting guidance had no material impact on the numbers of loans restructured or the amounts in allowance for credit losses.

Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2013.  This modification plan was made available to homeowners currently in default or imminent danger of default.  As of December 31, 2011, only 4 MPF loans had been modified under this plan.

The MPF Loan troubled debt restructurings primarily involve modifying the borrower’s monthly payment for a period of up to 36 months to no more than a housing expense ratio of 38% of their monthly income.  The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio not to exceed 38%.  This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged.  If the 38% ratio is still not met, the MPF program reduces for up to thirty-six (36) months the interest rate in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, until the target 38% housing expense ratio is met.  A MPF loan involved in the troubled debt restructuring program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  For the FHLBNY, such modifications were not material and recorded investments in four modified loans totaled $0.8 million at December 31, 2011.  Allowances for credit losses were $122.0 thousand.

Allowance for credit losses on mortgage loans.  The Bank reviews its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest.  An allowance for credit losses is a valuation allowance separately established for each identified loan in order to provide for probable losses inherent in loans, that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due 90 days or more.  Such loans are evaluated separately for impairment.

The allowance for credit losses on mortgage loans was $6.8 million and $5.8 million at December 31, 2011 and 2010.

Impairment methodology and portfolio segmentation and disaggregation — A conventional mortgage loan is considered impaired when it is past due 90 days or more and is then analyzed for credit losses.  Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Each such loan is measured for impairment based on the fair value of the underlying property less estimated selling costs.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment.  To the extent that the net fair value of the property (collateral) is less than the carrying value of the loan, a loan loss allowance is recorded.  FHA and VA are insured loans, and are excluded from the analysis.  FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations.  FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and would be based on aging, collateral value and estimated costs to recover any uninsured portion of the MPF loan.

Federal Home Loan Bank of New York

Notes to Financial Statements

Aside from separating conventional mortgage loans from FHA and VA insured loans, the FHLBNY has determined that no further disaggregation and or portfolio segmentation is needed as the credit risk is measured at the individual loan level.

Charge-off policy — The FHLBNY records a charge-off on a conventional loan generally at the foreclosure of a loan.  A charge-off is typically recognized when the fair value of the underlying collateral, less estimated selling costs, is less than the recorded investment in the loan.

Real estate owned (“REO”) — REO includes assets that have been received in satisfaction of mortgage loans through foreclosure.  REO is recorded at the lower of cost or fair value less estimated selling costs.  The FHLBNY recognizes a charge-off to allowance for credit losses if the fair value is less than the recorded investment in the loan at the date of transfer from mortgage loan to REO.  Any subsequent realized gains, realized or unrealized losses and carrying costs are included in Other income (non-interest) in the Statements of Income.  REO is recorded in Other assets in the Statements of Condition.

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

Mandatorily redeemable capital stock at December 31, 2011 and 2010 represented stocks held by former members who were no longer members by virtue of being acquired by members of another FHLBank.  Under existing practice, such stock will be repurchased when the stock is no longer required to support outstanding transactions with the FHLBNY.  The FHLBNY repurchases excess stock upon the receipt of a request for redemption of such stock from a member, and the member’s stock is typically repurchased by the Bank by the next business day.

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

Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 11 — Affordable Housing Program and REFCORP).  The FHLBNY charges the required funding for AHP to earnings and establishes a liability.  The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  The FHLBNY also issues AHP advances at interest rates below the customary interest rates for non-subsidized advances.  When the FHLBNY makes an AHP advance, the present value of the variation in the cash flow caused by the difference between the AHP advance interest rate and the FHLBNY’s related cost of funds for comparable maturity funding is charged against the AHP liability.  The amounts are then recorded as a discount on the AHP advance, and were not material for all years reported.  As an alternative, the FHLBNY has the authority to make the AHP subsidy available to members as a grant.

AHP assessment is based on a fixed percentage of income before adjustment for dividends associated with mandatorily redeemable capital stock, and until June 30, 2011, before REFCORP assessments (REFCORP assessments ceased effective June 30, 2011).  Dividend payments are reported as interest expense in accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.  If the FHLBNY incurs a loss for the entire year, no AHP assessment or assessment credit is due or accrued, as explained more fully in Note 11 — Affordable Housing Program and REFCORP.

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

Derivatives

The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, and serves as a basis for calculating periodic interest payments or cash flow.  The notional amount of derivatives does not measure the credit risk exposure of the FHLBNY, and the maximum credit exposure of the FHLBNY is substantially less than the notional amount.  The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors if the derivative counterparties default and the related collateral, if any, is of insufficient value to the FHLBNY.  All derivatives are recognized on the balance sheet at their estimated fair values, including accrued unpaid interest as either a derivative asset or a derivative liability net of cash collateral received from and pledged to derivative counterparties.

Each derivative is designated as one of the following:

(1) a qualifying (a) hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value” hedge);

(2) a qualifying (a)  hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge);

(3) a non-qualifying (a) hedge of an asset or liability (“economic hedge”) for asset-liability management purposes; or

(4) a non-qualifying (a) hedge of another derivative (an “intermediation” hedge) that is offered as a product to members or used to offset other derivatives with non-member counterparties.

(a) The terms “qualifying” and “non-qualifying” refer to accounting standards for derivatives and hedging.

The FHLBNY had no foreign currency assets, liabilities or hedges in 2011, 2010 or 2009.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect

Federal Home Loan Bank of New York

Notes to Financial Statements

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

The FHLBNY considers hedges of committed advances and consolidated obligation bonds eligible for the “short cut” provisions, under accounting standards for derivatives and hedging, as long as settlement of the committed asset or liability occurs within the market settlement conventions for that type of instrument.  A short-cut hedge is a highly effective hedging relationship that uses an interest rate swap as the hedging instrument to hedge a recognized asset or liability and that meets the criteria under the accounting standards for derivatives and hedging to qualify for an assumption of no ineffectiveness.  To meet the short-cut provisions that assume no ineffectiveness, hedge accounting standards also require the fair value of the swap to approximate zero on the date the FHLBNY designates the hedge.

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

The FHLBNY routinely issues debt to investors and makes advances to members in which a derivative instrument is “embedded”.  Upon execution of these transactions, the FHLBNY assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.  If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract as prescribed for hybrid financial instruments under accounting standards for derivatives and hedge accounting, and carried at fair value.  However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, the changes in fair value would be reported in current earnings (such as an investment security classified as “trading”; or, if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument).  The FHLBNY had no financial instruments with embedded derivatives that required bifurcation at December 31, 2011 and 2010.

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

Cash Collateral associated with Derivative Contracts.

The Bank reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting agreements with derivative counterparties, which include interest receivable and payable on derivative contracts and the fair values of the derivative contracts.  The Bank records cash collateral received and paid in the Statements of Condition as Derivative assets and liabilities in the following manner — Cash collateral pledged by the Bank is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets.  No securities were either pledged or received as collateral for derivatives executed with swap counterparties at December 31, 2011 or 2010.

Premises, Software and Equipment

The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from three to seven years.  Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the terms of the underlying leases.  Amortization periods range up to seven years.  The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred.  The Bank includes gains and losses on disposal of premises and equipment in Other income (loss).

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

Finance Agency and Office of Finance Expenses

The FHLBNY is assessed for its proportionate share of the costs of operating the Finance Agency and the Office of Finance.  The Finance Agency is authorized to impose assessments on the FHLBanks and two other GSEs, in amounts sufficient to pay the Finance Agency’s annual operating expenses.

The Office of Finance is also authorized to impose assessments on the FHLBanks, including the FHLBNY, in amounts sufficient to pay the Office of Finance’s annual operating and capital expenditures.  Each FHLBank is assessed a prorated - (1) two-thirds based upon each FHLBank’s share of total consolidated obligations outstanding and (2) one-third based upon an equal pro-rata allocation of the remaining one-third.  Prior to January 2, 2011, each FHLBank was assessed for the Office of Finance operating and capital expenditures based on capital stock outstanding, the volume of consolidated obligations issued, and the amount of consolidated obligations outstanding, all as a percentage of the total of the items for all 12 FHLBanks.

Earnings per Capital Share

Basic earnings per share is computed by dividing income available to stockholders by the weighted average number of shares outstanding for the period.  Capital stock classified as mandatorily redeemable capital stock is excluded from this calculation.  Basic and diluted earnings per share are the same, as the Bank has no additional potential shares that may be dilutive.

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

Derivative instruments — Cash flows from a derivative instrument that is accounted for as a fair value or cash flow hedge, including those designated as economic hedges are reflected as cash flows from operating activities provided the derivative instrument does not include an other-than-insignificant financing element at inception.

Federal Home Loan Bank of New York

Notes to Financial Statements

In the third quarter of 2008, the Bank replaced a significant amount of derivative contracts that had been executed with Lehman Brothers Special Financing Inc. (“LBSF”), after Lehman Brothers Holding Inc., the credit support provider, filed for bankruptcy.  The derivatives were replaced at terms that were generally “off-market” and required the derivative counterparties to pay cash to the FHLBNY to assume the derivatives that were primarily in a gain position from the perspective of the counterparties.  All cash inflows and outflows of the replacement trades were reported as a financing activity at the inception of the trades in the Statements of Cash Flows.  Consistent with the accounting provisions of derivatives and hedge accounting, the interest rate exchanges at each payment dates are reported as a financing activity as well, because the derivatives contained a financing element considered to be more than insignificant at inception.

Losses on debt extinguishment — In the Statement of Cash flows for the year ended December 31, 2011, net losses of $86.5 million from debt retirement were included as part of financing activity.  In prior years, losses from debt extinguishment were included as part of Operating cash flows.  While both presentation methods are acceptable under GAAP, the FHLBNY made the change to be consistent with the FHLBanks.  Adoption had no impact on the FHLBNY’s financial condition and results of operations.  In 2010 and 2009, losses from debt extinguishment were $2.1 million and $70 thousand and were reported as reduction of Net cash provided by operating activities.  Par amounts of debt extinguished were $777.2 million, $300.5 million, and $500.0 million in 2011, 2010 and 2009.

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

Fair Value Measurement and Disclosure Convergence.  On May 12, 2011, the FASB and the International Accounting Standards Board (“IASB”) issued substantially converged guidance on fair value measurement and disclosure requirements.  This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or IASB Standards; these amendments do not require additional fair value measurements.  This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This guidance is effective for interim and annual periods beginning on or after December 15, 2011 (January 1, 2012 for the FHLBNY) and should be applied prospectively.  The adoption of this guidance may result in increased financial statement disclosures, but is not expected to have a material effect on the FHLBNY’s financial condition, results of operations or cash flows.

Presentation of Comprehensive Income.  On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements.  This guidance requires an entity that reports items of other comprehensive income to present comprehensive income either in a single statement or in two consecutive statements.  This guidance eliminates the option to present other comprehensive income in a statement of capital. This guidance is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBNY) and should be applied retrospectively for all periods presented.  Early adoption is permitted.  On October 21, 2011, the FASB voted to propose a deferral of the new requirement to present reclassifications of other comprehensive income in the income statement.  Entities would still be required to adopt the other guidance contained in the new accounting standard for the presentation of comprehensive income.  The FHLBNY plans to elect the two-statement approach beginning on January 1, 2012.  The adoption of this guidance is expected to be limited to the presentation of its financial statements.

Disclosures about an Employer’s Participation in a Multiemployer Plan.  On September 21, 2011, the FASB issued guidance to enhance disclosures about an employer’s participation in a multiemployer pension plan.  These disclosures will provide users with the following: (1) additional administrative information about an employer’s participation in significant multiemployer plans; (2) an employer’s participation level in these plans, including contributions made and whether contributions exceed five percent of total contributions made to a plan; (3) the financial health of these plans, including information about funded status and funding improvement plans, as applicable; and (4) the nature of employer commitments to the plan, including expiration dates of collective bargaining agreements and whether such agreements require minimum plan contributions.  Previously, disclosures were limited primarily to the historical contributions made to all multiemployer pension plans.  This guidance is effective for the FHLBNY beginning with annual periods ending on December 31, 2011 and should be applied retrospectively for all prior periods presented.  The adoption of this guidance resulted in increased annual financial statement disclosures, but will not affect the FHLBNY’s financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities.  On December 16, 2011 the FASB and the IASB issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company’s financial position, whether a company’s financial

Federal Home Loan Bank of New York

Notes to Financial Statements

statements are prepared on the basis of GAAP or International Financial Reporting Standards.  This guidance will require the FHLBNY to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on the statement of condition or subject to an enforceable master netting arrangement or similar agreement.  This guidance will be effective for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented.  The adoption of this guidance will result in expanded interim and annual financial statement disclosures, but will not affect the FHLBNY’s financial condition, results of operations or cash flows.

Note   3.                                                    Cash and Due from Banks, Interest-bearing Deposits and Federal Funds Sold.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.

Compensating balances

The Bank maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0 million for the years ended December 31, 2011 and 2010.  The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Pass-through deposit reserves

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $69.6 million and $49.5 million as of December 31, 2011 and 2010.  The Bank includes member reserve balances in Other liabilities in the Statements of Condition.

Cash Collateral Pledged to Derivative Counterparties

The FHLBNY executes derivatives with major swap dealers and financial institutions, collectively counterparties, and enters into bilateral collateral agreements.  When counterparties are exposed, the FHLBNY would typically post cash as pledged collateral to mitigate the counterparty’s credit exposure.  At December 31, 2011 and 2010, the FHLBNY had deposited $2.6 billion and $2.7 billion with counterparties and these amounts earned interest generally at the overnight Federal funds rate.  The cash posted was recorded as a deduction to Derivative liabilities.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note   4.        Held-to-Maturity Securities.

Major Security Types

The amortized cost basis, the gross unrecognized holding gains and losses (a), the fair values of held-to-maturity securities, and OTTI recognized in AOCI were as follows (in thousands):

	December 31, 2011
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$652,061	$—	$652,061	$49,797	$—	$701,858
Freddie Mac	187,515	—	187,515	12,709	—	200,224
Total pools of mortgages	839,576	—	839,576	62,506	—	902,082

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,811,573	—	2,811,573	30,131	(1,866)	2,839,838
Freddie Mac	2,822,438	—	2,822,438	47,207	(1,604)	2,868,041
Ginnie Mae	89,586	—	89,586	741	—	90,327
Total CMOs/REMICs	5,723,597	—	5,723,597	78,079	(3,470)	5,798,206

Commercial Mortgage-Backed Securities
Fannie Mae	100,445	—	100,445	8,326	—	108,771
Freddie Mac	1,993,002	—	1,993,002	138,025	—	2,131,027
Ginnie Mae	34,447	—	34,447	978	—	35,425
Total commercial mortgage-backed securities	2,127,894	—	2,127,894	147,329	—	2,275,223

Non-GSE MBS (b)
CMOs/REMICs	186,805	(1,708)	185,097	2,925	(1,343)	186,679
Commercial MBS	—	—	—	—	—	—
Total non-federal-agency MBS	186,805	(1,708)	185,097	2,925	(1,343)	186,679

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	153,881	—	153,881	—	(8,387)	145,494
Home equity loans (insured) (c)	230,901	(53,596)	177,305	34,483	(5,853)	205,935
Home equity loans (uninsured)	157,089	(20,545)	136,544	14,294	(18,395)	132,443
Total asset-backed securities	541,871	(74,141)	467,730	48,777	(32,635)	483,872

Total MBS	$9,419,743	$(75,849)	$9,343,894	$339,616	$(37,448)	$9,646,062

Other
State and local housing finance agency obligations	$779,911	$—	$779,911	$2,433	$(80,032)	$702,312
Total other	$779,911	$—	$779,911	$2,433	$(80,032)	$702,312

Total Held-to-maturity securities	$10,199,654	$(75,849)	$10,123,805	$342,049	$(117,480)	$10,348,374

	December 31, 2010
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$857,387	$—	$857,387	$48,712	$—	$906,099
Freddie Mac	244,041	—	244,041	13,316	—	257,357
Total pools of mortgages	1,101,428	—	1,101,428	62,028	—	1,163,456

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,637,261	—	1,637,261	52,935	—	1,690,196
Freddie Mac	2,790,103	—	2,790,103	92,746	—	2,882,849
Ginnie Mae	116,126	—	116,126	936	—	117,062
Total CMOs/REMICs	4,543,490	—	4,543,490	146,617	—	4,690,107

Commercial Mortgage-Backed Securities
Fannie Mae	100,492	—	100,492	—	(2,516)	97,976
Freddie Mac	375,901	—	375,901	1,031	(5,315)	371,617
Ginnie Mae	48,747	—	48,747	1,857	—	50,604
Total commercial mortgage-backed securities	525,140	—	525,140	2,888	(7,831)	520,197

Non-GSE MBS (b)
CMOs/REMICs	294,686	(2,209)	292,477	6,228	(916)	297,789
Commercial MBS	—	—	—	—	—	—
Total non-federal-agency MBS	294,686	(2,209)	292,477	6,228	(916)	297,789

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	176,592	—	176,592	—	(21,437)	155,155
Home equity loans (insured) (c)	257,889	(66,252)	191,637	35,550	(4,316)	222,871
Home equity loans (uninsured)	184,284	(24,465)	159,819	17,780	(21,478)	156,121
Total asset-backed securities	618,765	(90,717)	528,048	53,330	(47,231)	534,147

Total MBS	$7,083,509	$(92,926)	$6,990,583	$271,091	$(55,978)	$7,205,696

Other
State and local housing finance agency obligations	$770,609	$—	$770,609	$1,434	$(79,439)	$692,604
Total other	$770,609	$—	$770,609	$1,434	$(79,439)	$692,604

Total Held-to-maturity securities	$7,854,118	$(92,926)	$7,761,192	$272,525	$(135,417)	$7,898,300

(a)

Unrecognized gross holding gains and losses represent the difference between fair value and carrying value of a held-to-maturity security. At December 31, 2011 and 2010, the FHLBNY had pledged MBS with an amortized cost basis of $2.0 million and $2.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

(b)	Private-label MBS.

(c)

Amortized cost - Manufactured housing bonds insured by AGM (FSA) were $153.9 million and $176.6 million at December 31, 2011 and 2010. Asset backed securities (supported by home equity loans) insured by AGM were $73.7 million and $77.9 million at December 31, 2011 and 2010. Asset backed securities (supported by home equity loans) insured by Ambac and MBIA, together, were $157.2 million and $180.0 million at December 31, 2011 and 2010.

Federal Home Loan Bank of New York

Notes to Financial Statements

Unrealized losses

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis.  The fair values and gross unrealized holding losses (a) are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position as follows (in thousands):

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$292,348	$(80,032)	$292,348	$(80,032)
Total Non-MBS	—	—	292,348	(80,032)	292,348	(80,032)
MBS Investment Securities
MBS-GSE
Fannie Mae	993,420	(1,866)	—	—	993,420	(1,866)
Freddie Mac	729,246	(1,604)	—	—	729,246	(1,604)
Total MBS-GSE	1,722,666	(3,470)	—	—	1,722,666	(3,470)
MBS-Private-Label	19,418	(430)	525,436	(61,469)	544,854	(61,899)
Total MBS	1,742,084	(3,900)	525,436	(61,469)	2,267,520	(65,369)
Total	$1,742,084	$(3,900)	$817,784	$(141,501)	$2,559,868	$(145,401)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$20,945	$(1,270)	$309,476	$(78,169)	$330,421	$(79,439)
Total Non-MBS	20,945	(1,270)	309,476	(78,169)	330,421	(79,439)
MBS Investment Securities
MBS-GSE
Fannie Mae	97,976	(2,516)	—	—	97,976	(2,516)
Freddie Mac	196,658	(5,315)	—	—	196,658	(5,315)
Total MBS-GSE	294,634	(7,831)	—	—	294,634	(7,831)
MBS-Private-Label	5,017	(19)	593,667	(87,302)	598,684	(87,321)
Total MBS	299,651	(7,850)	593,667	(87,302)	893,318	(95,152)
Total	$320,596	$(9,120)	$903,143	$(165,471)	$1,223,739	$(174,591)

(a)       Unrealized holding losses represent the difference between fair value and amortized cost.  The baseline measure of unrealized holding losses is amortized cost, which is not adjusted for non-credit OTTI.  Unrealized holding losses will not equal gross unrecognized losses, which are adjusted for non-credit OTTI.

Redemption terms

The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.

	December 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing finance agency obligations
Due in one year or less	$3,315	$3,347	$—	$—
Due after one year through five years	—	—	6,415	6,467
Due after five years through ten years	59,175	58,750	61,945	60,667
Due after ten years	717,421	640,215	702,249	625,470
State and local housing finance agency obligations	779,911	702,312	770,609	692,604

Mortgage-backed securities
Due in one year or less	—	—	—	—
Due after one year through five years	972	981	1,730	1,768
Due after five years through ten years	2,836,464	3,005,000	1,324,480	1,351,936
Due after ten years	6,582,307	6,640,081	5,757,299	5,851,992
Mortgage-backed securities	9,419,743	9,646,062	7,083,509	7,205,696

Total Held-to-maturity securities	$10,199,654	$10,348,374	$7,854,118	$7,898,300

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest rate payment terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	December 31, 2011		December 31, 2010
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$3,528,227	$3,525,334	$3,064,470	$3,060,797
Floating	4,391,908	4,391,907	2,105,272	2,105,272
CMO Total	7,920,135	7,917,241	5,169,742	5,166,069
Pass Thru (a)
Fixed	1,373,804	1,301,956	1,830,665	1,742,633
Floating	125,804	124,697	83,102	81,881
Pass Thru Total	1,499,608	1,426,653	1,913,767	1,824,514
Total MBS	9,419,743	9,343,894	7,083,509	6,990,583
State and local housing finance agency obligations
Fixed	106,901	106,901	135,344	135,344
Floating	673,010	673,010	635,265	635,265
	779,911	779,911	770,609	770,609
Total Held-to-maturity securities	$10,199,654	$10,123,805	$7,854,118	$7,761,192

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

OTTI — Certain securities had been previously determined to be OTTI, and the additional impairment, or re-impairment was due to further deterioration in the credit performance metrics of the securities.

The following tables present the key characteristics of securities determined to be OTTI in 2011and 2010 (dollars in thousands):

	Year-to-Date December 31, 2011 (a)						Twelve months ended December 31, 2011
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b)
Security		Fair		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss

RMBS-Prime	$—	$—	$—	$—	$24,960	$24,141	$(141)	$(175)
HEL Subprime (c)	28,543	16,779	40,734	25,470	3,478	3,328	(5,452)	4,977
Total Securities	$28,543	$16,779	$40,734	$25,470	$28,438	$27,469	$(5,593)	$4,802

	Year-to-Date December 31, 2010 (a)						Twelve months ended December 31, 2010
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b)
Security		Fair		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss

RMBS-Prime	$—	$—	$—	$—	$16,477	$15,827	$(176)	$(303)
HEL Subprime (c)	31,256	17,090	66,798	45,658	—	—	(8,146)	3,573
Total Securities	$31,256	$17,090	$66,798	$45,658	$16,477	$15,827	$(8,322)	$3,270

(a)       Unpaid principal balances and fair values at December 31 on securities deemed to be OTTI in 2011 and 2010.

(b)       Represent total OTTI recorded in the 12-months ended December 31, 2011 and 2010.  If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, an OTTI is considered to have occurred because the entire amortized cost basis of the security will not be recovered.  The credit-related OTTI is recognized in earnings.  The non-credit portion of OTTI, which represents fair value losses of OTTI securities (excluding the amount of credit loss), is recognized in AOCI.  Positive non-credit loss represents the net amount of non-credit loss reclassified from AOCI to increase the carrying value of securities previously deemed OTTI.

(c)        HEL Subprime securities are supported by home equity loans.

Based on cash flow testing, the Bank believes no OTTI exists for the remaining investments at December 31, 2011.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at December 31, 2011, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table provides rollforward information about the credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	December 31,
	2011	2010
Beginning balance	$29,138	$20,816
Additions for OTTI on securities not previously impaired	85	176
Additional credit losses for which an OTTI charge was previously recognized	5,508	8,146
Ending balance	$34,731	$29,138

Key Base Assumptions

The table below summarizes the weighted average and range of Key Base Assumptions for all private-label MBS at December 31, 2011, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at December 31, 2011
	CDR (a)		CPR (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (1)	1.0-4.3	1.6	5.2-42.0	21.4	30.0-85.4	37.4
Alt-A	1.0-1.0	1.0	2.0-11.5	4.2	30.0-30.0	30.0
HEL Subprime (2)	1.0-11.5	4.4	2.0-13.0	3.6	30.0-100.0	74.6
Manufactured Housing Loans	3.5-6.7	5.3	2.1-2.3	2.2	76.6-76.8	76.7

(1)       CMOs/REMICS private-label MBS.

(2)       Residential asset backed MBS.

(a)     Conditional Default Rate (CDR): 1— ((1-MDR)^12) where, MDR is defined as the “Monthly Default Rate (MDR)” = (Beginning Principal Balance of Liquidated Loans)/(Total Beginning Principal Balance).

(b)     Conditional Prepayment Rate (CPR): 1— ((1-SMM)^12) where, SMM is defined as the “Single Monthly Mortality (SMM)” = (Voluntary Partial and Full Prepayments + Repurchases + Liquidated Balances)/(Beginning Principal Balance - Scheduled Principal).  Voluntary prepayment excludes the liquidated balances mentioned above.

(c)      Loss Severity (Principal and Interest in the current period) = Sum (Total Realized Loss Amount)/Sum (Beginning Principal and Interest Balance of Liquidated Loans).

Note   5.        Available-for-Sale Securities.

Major Security types — The amortized cost, gross unrealized gains, losses and fair value (a) of investments (b) classified as AFS were as follows (in thousands):

	December 31, 2011
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents	$125	$—	$—	$—	$125
Equity funds	5,955	—	124	(560)	5,519
Fixed income funds	3,241	—	282	—	3,523
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,067,213	—	18,263	(1,516)	3,083,960
CMBS-Floating	49,683	—	—	(174)	49,509
Total Available-for-sale securities	$3,126,217	$—	$18,669	$(2,250)	$3,142,636

	December 31, 2010
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents	$120	$—	$—	$—	$120
Equity funds	6,715	—	182	(651)	6,246
Fixed income funds	3,374	—	207	—	3,581
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,906,932	—	26,588	(3,157)	3,930,363
CMBS-Floating	49,976	—	—	(204)	49,772
Total Available-for-sale securities	$3,967,117	$—	$26,977	$(4,012)	$3,990,082

(a)       The carrying value of AFS securities equals fair value.  No AFS securities had been pledged at December 31, 2011 and 2010.

(b)       The Bank has a grantor trust to fund current and future payments for its employee supplemental pension plans and investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed-income and bond funds.  Daily net asset values are readily available and investments are redeemable at short notice.  Realized gains and losses from investments in the funds were not significant.

Federal Home Loan Bank of New York

Notes to Financial Statements

Unrealized Losses — MBS classified as AFS securities (in thousands):

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-Other US Obligations
Ginnie Mae-CMOs	$—	$—	$—	$—	$—	$—
MBS-GSE
Fannie Mae-CMOs	162,451	(127)	247,794	(474)	410,245	(601)
Fannie Mae-CMBS	49,509	(174)	—	—	49,509	(174)
Freddie Mac-CMOs	77,834	(29)	304,846	(886)	382,680	(915)
Total MBS-GSE	289,794	(330)	552,640	(1,360)	842,434	(1,690)
Total Temporarily Impaired	$289,794	$(330)	$552,640	$(1,360)	$842,434	$(1,690)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-Other US Obligations
Ginnie Mae-CMOs	$71,922	$(192)	$—	$—	$71,922	$(192)
MBS-GSE
Fannie Mae-CMOs	374,535	(1,267)	—	—	374,535	(1,267)
Fannie Mae-CMBS	49,772	(204)	—	—	49,772	(204)
Freddie Mac-CMOs	368,652	(1,698)	—	—	368,652	(1,698)
Total MBS-GSE	792,959	(3,169)	—	—	792,959	(3,169)
Total Temporarily Impaired	$864,881	$(3,361)	$—	$—	$864,881	$(3,361)

Management of the FHLBNY has concluded that gross unrealized losses at December 31, 2011 and 2010, as summarized in the tables above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets.  The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.

Impairment analysis on AFS securities — The Bank’s portfolio of mortgage-backed securities classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations, which are “pass through” securities.  The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Based on the Bank’s analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.  Management has not made a decision to sell such securities at December 31, 2011 or subsequently.  Management also concluded that it would likely not be required to sell such securities before recovery of the amortized cost basis of the security.  The FHLBNY believes that these securities were not other-than-temporarily impaired as of December 31, 2011 or 2010.

Redemption terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities
GSE/U.S. agency issued CMO
Due after ten years	$3,067,213	$3,083,960	$3,906,932	$3,930,363
GSE/U.S. agency issued CMBS
Due after five years through ten years	49,683	49,509	49,976	49,772
Fixed income funds, equity funds and cash equivalents (b)	9,321	9,167	10,209	9,947

Total Mortgage-backed securities	$3,126,217	$3,142,636	$3,967,117	$3,990,082

(a) The carrying value of AFS securities equals fair value.

(b) Determined to be redeemable at short notice.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest rate payment terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Mortgage pass-throughs-GSE/U.S. agency issued
Variable-rate - LIBOR indexed	$3,067,213	$3,083,960	$3,906,932	$3,930,363
Variable-rate CMBS - LIBOR indexed	49,683	49,509	49,976	49,772

Total Mortgage-backed securities (a)	$3,116,896	$3,133,469	$3,956,908	$3,980,135

(a)  Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note   6.                                                    Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products to with different maturities, interest rates, payment characteristics, and optionality.

Redemption terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2011			December 31, 2010
		Weighted (b)			Weighted (b)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$196	1.15%	—%
Due in one year or less	20,417,821	1.44	30.48	16,872,651	1.77	21.94
Due after one year through two years	6,746,684	2.70	10.07	9,488,116	2.81	12.33
Due after two years through three years	6,642,878	2.38	9.92	7,221,496	2.94	9.39
Due after three years through four years	6,629,810	2.57	9.90	5,004,502	2.69	6.50
Due after four years through five years	10,999,042	3.99	16.42	6,832,709	2.93	8.88
Due after five years through six years	10,840,355	3.89	16.18	9,590,448	4.32	12.46
Thereafter	4,712,312	2.71	7.03	21,929,421	3.68	28.50

Total par value	66,988,902	2.68%	100.00%	76,939,539	3.03%	100.00%

Discount on AHP advances (a)	(15)			(42)
Hedging adjustments	3,874,890			4,260,839

Total	$70,863,777			$81,200,336

(a) Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 3.50% at December 31, 2011 and at December 31, 2010.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Concentration of advances outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 20  Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all of these institutions and it does not expect to incur any credit losses.

Collateral Coverage of Advances

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  At all times during 2011 and 2010, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances (a).  Based upon the financial condition of the member, the FHLBNY:

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

The following table summarizes pledged collateral at December 31, 2011 and 2010 (in thousands):

Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d), (e)
December 31, 2011	$66,988,902	$2,865,788	$69,854,690	$152,236,826	$40,912,212	$193,149,038
December 31, 2010	$76,939,539	$2,057,501	$78,997,040	$105,121,327	$42,675,062	$147,796,389

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

The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession of the FHLBNY or that of its safekeeping agent (in thousands):

Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Collateral Pledged for AHP (a)	Total Collateral Received
December 31, 2011	$46,773,857	$146,485,001	$(109,820)	$193,149,038
December 31, 2010	$48,604,470	$99,289,202	$(97,283)	$147,796,389

(a) Primarily pledged by non-members to cover potential recovery of AHP Subsidy in the event of non-compliance. This amount is included in the total collateral pledged, and the FHLBNY allocates to its AHP exposure.

Federal Home Loan Bank of New York

Notes to Financial Statements

Advance prepayments - The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk.  When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that would continue to be funded by higher-cost debt.  To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance.  Member initiated prepayments in 2011 totaled $12.3 billion of par amounts of advances.  Prepayments fees of $109.2 million were recorded in interest income.  In 2010, prepayments totaled $3.4 billion and prepayment fees were $13.1 million.  For a hedged advance that is prepaid, prepayment fees are recorded net of fair value basis adjustments.

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2011		December 31, 2010
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$329,659	23.55%	$342,081	27.05%
Fixed long-term single-family mortgages	1,069,956	76.43	918,741	72.65
Multi-family mortgages	246	0.02	3,799	0.30

Total par value	1,399,861	100.00%	1,264,621	100.00%

Unamortized premiums	16,811		11,333
Unamortized discounts	(3,592)		(4,357)
Basis adjustment (b)	2,166		(33)

Total mortgage loans held-for-portfolio	1,415,246		1,271,564
Allowance for credit losses	(6,786)		(5,760)
Total mortgage loans held-for-portfolio after allowance for credit losses	$1,408,460		$1,265,804

(a)  Conventional mortgages represent the majority of mortgage loans held-for-portfolio.

(b)  Represents fair value basis of open and closed delivery commitments.

No loans were transferred to a “loan-for-sale” category.  From time to time, the Bank may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards.  In 2011, PFIs repurchased $7.3 million of loans.  In prior periods, repurchases were insignificant.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $13.6 million and $12.0 million at December 31, 2011 and 2010.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $1.4 million for the years ended December 31, 2011 and 2010, and $1.6 million for the year ended December 31, 2009.  These fees were reported as a reduction to mortgage loan interest income.

In terms of the credit enhancement waterfall, the MPF program structures potential credit losses on conventional MPF loans into layers on each loan pool as follows:

• The first layer of protection against loss is the liquidation value of the real property securing the loan.

• The next layer of protection comes from the primary mortgage insurance (“PMI”) that is required for loans with a loan-to-value ratio greater than 80% at origination.

• Losses that exceed the liquidation value of the real property and any PMI, up to an agreed upon amount, the FLA for each Master Commitment, will be absorbed by the FHLBNY.

• Losses in excess of the FLA, up to an agreed-upon amount, the credit enhancement amount, will be covered by the PFI’s credit enhancement obligation.

• Losses in excess of the FLA and the PFI’s remaining credit enhancement for the Master Commitment, if any, will be absorbed by the FHLBNY.

Allowance methodology for loan losses.

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The Bank performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for losses inherent in the portfolio and to determine the likelihood of collection of the principal and interest.  Mortgage loans that are past due 90 days or more or classified under

Federal Home Loan Bank of New York

Notes to Financial Statements

regulatory criteria (Sub-standard, Doubtful or Loss) are evaluated separately on a loan level basis for impairment.  The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan.  The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features (except the “First Loss Account”) to provide credit assurance to the FHLBNY.  If adversely classified, or past due 90 days or more, reserves for conventional mortgage loans, except FHA- and VA-insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.  Management determines the liquidation value of the real-property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.  This methodology is applied on a loan level basis.  Only FHA- and VA-insured MPF loans are evaluated collectively.

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

Credit enhancement fees

As discussed previously, the FHLBNY pays a credit enhancement fee (“CE fees”) to the PFI for taking on a credit enhancement obligation.  For certain MPF products, the CE fees are accrued on the master commitments outstanding and paid each month.  Under the MPF agreements with PFIs, the FHLBNY may recover credit losses from future CE fees.  For certain MPF products, the CE fees are held back for 12 months and then paid monthly to the PFIs.

The FHLBNY does not consider CE fees when computing allowance for credit losses.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment.  Any incurred losses that would be recovered from the credit enhancements are also not reserved as part of allowance for credit loan losses.  In such cases, the FHLBNY would withhold CE fee payments to PFIs.

Allowance for credit losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following provides a rollforward analysis of the allowance for credit losses (a) (in thousands):

	Years ended December 31,
	2011	2010	2009
Allowance for credit losses:
Beginning balance	$5,760	$4,498	$1,406
Charge-offs	(2,595)	(223)	(16)
Recoveries	468	76	—
Provision for credit losses on mortgage loans	3,153	1,409	3,108
Ending balance	$6,786	$5,760	$4,498

Ending balance, individually evaluated for impairment	$6,786	$5,760	$4,498

Recorded investment, end of period:

Individually evaluated for impairment
Impaired, with or without a related allowance	$27,054	$26,785	$16,008
Not impaired, no related allowance	1,368,062	1,244,611	1,306,837
	$1,395,116	$1,271,396	$1,322,845

Collectively evaluated for impairment (b)
Impaired, with or without a related allowance	$280	$577	$575
Not impaired, no related allowance	25,194	5,094	5,460
	$25,474	$5,671	$6,035

(a) The Bank assesses impairment on a loan level basis for conventional loans.  Increase in allowance for credit losses is primarily because of decline in liquidation values of real property securing impaired loans.

(b) All government-guaranteed loans are collectively evaluated for impairment.  Loans past due 90-days or more were considered impaired but credit analysis indicated funds would be collected and no allowance was necessary.

Federal Home Loan Bank of New York

Notes to Financial Statements

Non-performing loans

Non-accrual loans are reported in the table below.  As of December 31, 2011 and 2010, the FHLBNY had no investment in impaired mortgage loans, other than the non-accrual loans.

The following table compares Non-performing loans and 90 day past due loans (a) to total mortgage (in thousands):

	December 31,
	2011	2010

Mortgage loans, net of provisions for credit losses	$1,408,460	$1,265,804

Non-performing mortgage loans - Conventional	$26,696	$26,781

Insured MPF loans past due 90 days or more and still accruing interest	$278	$574

(a) Includes loans classified as sub-standard, doubtful or loss under regulatory criteria.

The following table summarizes the recorded investment, the unpaid principal balance and related allowance for impaired loans (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a) (b)	$5,801	$5,790	$—	$4,605	$—
With an allowance:
Conventional MPF Loans (a)	21,253	21,287	6,786	21,572	—
Total Conventional MPF Loans (a)	$27,054	$27,077	$6,786	$26,177	$—

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a) (b)	$5,876	$5,856	$—	$4,867	$—
With an allowance:
Conventional MPF Loans (a)	20,909	20,925	5,760	18,402	—
Total Conventional MPF Loans (a)	$26,785	$26,781	$5,760	$23,269	$—

(a) Based on analysis of the nature of risks of the Bank’s investments in MPF loans, including its methodologies for identifying and measuring impairment, the management of the FHLBNY has determined that presenting such loans as a single class is appropriate.

(b) Collateral values, net of estimated costs to sell, exceeded the recorded investments in impaired loans and no allowances were deemed necessary.

(c) Insured loans were not considered impaired.  The Bank does not record interest received to income from uninsured loans past due 90 days or greater.

Mortgage loans — Interest on Non-performing loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Years ended December 31,
	2011	2010	2009

Interest contractually due (a)	$1,387	$1,254	$714
Interest actually received	1,293	1,171	626

Shortfall	$94	$83	$88

(a) The Bank does not recognize interest received as income from uninsured loans past due 90 days or greater.

Federal Home Loan Bank of New York

Notes to Financial Statements

Recorded investments (a) in MPF loans that were past due loans and real estate owned are summarized below (in thousands):

	December 31,
	2011			2010
	Conventional	Insured	Other	Conventional	Insured	Other
Mortgage loans:	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Past due 30 - 59 days	$21,757	$1,009	$—	$19,651	$768	$—
Past due 60 - 89 days	5,920	172	—	6,437	207	—
Past due 90 days or more	26,675	280	—	26,785	577	—
Total past due	54,352	1,461	—	52,873	1,552	—
Total current loans	1,340,516	24,013	248	1,214,725	4,119	3,799
Total mortgage loans	$1,394,868	$25,474	$248	$1,267,598	$5,671	$3,799
Other delinquency statistics:
Loans in process of foreclosure, included above	$18,499	$163	$—	$14,615	$284	$—
Serious delinquency rate (b)	1.94%	1.10%	—%	2.14%	10.11%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$27,028	$280	$—	$27,112	$573	$—
Past due 90 days or more and still accruing interest	$—	$280	$—	$—	$573	$—
Loans on non-accrual status	$26,675	$—	$—	$26,785	$—	$—
Troubled debt restructurings (c)	$816	$—	$—	$—	$—	$—
Real estate owned	$589			$600

(a)	Recorded investments include accrued interest receivable and would not equal reported carrying values.
(b)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan portfolio class recorded investment.
(c)

The FHLBNY’s MPF Loan troubled debt restructurings primarily involve modifying the borrower’s monthly payment for a period of up to 36 months, with a cap based on a ratio of the borrower’s housing expense to monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged. If the housing expense ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments until the target housing expense ratio is met. Impairment recognized on these loans would be part of the allowance for credit losses. If impaired, the allowance for TDRs would be based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower. Based on the structure of the modifications, in particular the size of the concession granted, and performance of loans modified during 2011, the allowance calculated for the individually impaired TDR loan was not material. When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a nonperforming loan as the loan is not performing per the original terms.

The following table summarizes performing and non-performing Troubled Debt Restructurings balances (in thousands):

	December 31, 2011
Troubled Debt Restructurings:	Performing	Non-performing	Total
Conventional MPF Loans	$379	$437	$816
Total	$379	$437	$816

No loans classified as TDR defaulted in 2011.

The following table summarizes modification balances during 2011 (in thousands):

	2011
	Recorded Investment Outstanding
Troubled Debt Restructurings:	Pre-modification at Modification Dates	Post-modification at Dates Modification Completed	Modification in Process of Completion at December 31, 2011
Conventional MPF Loans	$809	$382	$437
Total	$809	$382	$437

The following table summarizes Troubled Debt Restructurings balances and related allowance for credit losses (in thousands):

	December 31, 2011
	Recorded	Related
Newly Impaired Loans Identified as TDRs:	Investment	Allowance
Conventional MPF Loans	$816	$123
Total	$816	$123

Prepayment risks - Mortgage Loans — The FHLBNY invests in mortgage assets.  The prepayment options embedded in mortgage assets can result in extensions or reductions in the expected maturities of these investments, depending on changes in estimated prepayment speeds.  Finance Agency regulations limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and changes in market value of equity.  The FHLBNY may manage against prepayment and duration risk by funding some mortgage assets

Federal Home Loan Bank of New York

Notes to Financial Statements

with consolidated obligations that have call features.  Net income could be reduced if the FHLBNY replaces the mortgages with lower yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.

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

Note   8.                                               Term Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  A member that services mortgage loans may deposit in the FHLBNY funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.

The following table summarizes term deposits (in thousands):

	December 31,
	2011	2010

Due in one year or less	$22,000	$42,700

Total term deposits	$22,000	$42,700

Note   9.                                               Borrowings.

Securities sold under agreements to repurchase

The FHLBNY did not have any securities sold under agreement to repurchase during 2011 and 2010.  Terms, amounts and outstanding balances of borrowings from other Federal Home Loan Banks during 2011 and 2010 are described under Note 19 — Related Party Transactions.

Note   10.                                        Consolidated Obligations.

Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes.  The FHLBanks issue consolidated obligations through the Office of Finance as their fiscal agent.  In connection with each debt issuance, a FHLBank specifies the amount of debt it wants issued on its behalf.  The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. Each FHLBank separately tracks and records as liability its specific portion of consolidated obligations for which it is the primary obligor.  Consolidated bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity.  Consolidated discount notes are issued primarily to raise short-term funds.  Discount notes sell at less than their face amount and are redeemed at par value when they mature.

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

Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.7 trillion and $0.8 trillion as of December 31, 2011 and 2010.

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

The FHLBNY met the qualifying unpledged asset requirements in each of the years reported as follows:

	December 31,
	2011	2010

Percentage of unpledged qualifying assets to consolidated obligations	109%	110%

Federal Home Loan Bank of New York

Notes to Financial Statements

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

The following summarizes consolidated obligations issued by the FHLBNY and outstanding at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Consolidated obligation bonds-amortized cost	$66,448,705	$71,114,070
Fair value basis adjustments	979,013	622,593
Fair value basis on terminated hedges	201	501
FVO (a)-valuation adjustments and accrued interest	12,603	5,463

Total Consolidated obligation-bonds	$67,440,522	$71,742,627

Discount notes-amortized cost	$22,121,109	$19,388,317
Fair value basis adjustments	(1,467)	—
FVO (a)-valuation adjustments and remaining accretion	3,683	3,135

Total Consolidated obligation-discount notes	$22,123,325	$19,391,452

(a) Accounted under the Fair Value Option rules.

Redemption Terms of consolidated obligation bonds

The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2011			December 31, 2010
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$34,498,875	0.63%	52.00%	$33,302,200	0.91%	46.91%
Over one year through two years	20,552,410	1.23	30.99	17,037,375	1.12	24.00
Over two years through three years	3,801,280	2.62	5.73	9,529,950	2.21	13.43
Over three years through four years	3,282,190	2.60	4.95	3,689,355	2.82	5.20
Over four years through five years	971,735	2.52	1.47	4,001,400	2.36	5.64
Over five years through six years	873,470	3.78	1.32	462,500	3.34	0.65
Thereafter	2,349,335	3.83	3.54	2,959,200	4.04	4.17

	66,329,295	1.21%	100.00%	70,981,980	1.46%	100.00%

Bond premiums (b)	145,869			163,830
Bond discounts (b)	(26,459)			(31,740)
Fair value basis adjustments	979,013			622,593
Fair value basis adjustments on terminated hedges	201			501
FVO (c) - valuation adjustments and accrued interest	12,603			5,463

Total Consolidated obligation-bonds	$67,440,522			$71,742,627

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)

Amortization of bond premiums and discounts resulted in net reduction of interest expense of $54.5 million, $32.8 million and $29.9 million in 2011, 2010 and 2009. Amortization of basis adjustments from terminated hedges was $3.1 million, $7.2 million and $7.0 million, and amounts were recorded in interest expense.

(c)	Accounted under the Fair Value Option rules.

Federal Home Loan Bank of New York

Notes to Financial Statements

Consolidated obligation bonds extinguished, transferred to and assumed from other FHLBanks

We retire debt principally to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.  When assets are prepaid ahead of their expected or contractual maturities, we also attempt to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns.  Bond retirement typically requires a payment of a premium resulting in a loss.  We typically receive prepayment fees when assets are prepaid, making as economically whole.  During 2011, 2010 and 2009, the FHLBNY retired $773.9 million, $300.6 million and $500.0 million of consolidated obligation bonds (book values).  The debt buy-back resulted in a charge to income of $86.5 million, $2.1 million and $69.5 thousand in 2011, 2010 and 2009.  The amount of debt retired included debt transferred to another FHLBank.  Debt transfers to another FHLBank are at negotiated market rates.  During 2011, the Bank transferred debt to another FHLBank totaling $150.0 million at a cost that exceeded book value by $17.3 million.  There were no transfers to another FHLBank in 2010 or 2009.  Debt not transferred to another FHLBank is re-purchased through dealers from investors.

The Bank did not assume debt from another FHLBank in 2011.  During the 2010, the Bank assumed $193.9 million par amounts of debt from another FHLBank at negotiated market rates for $224.7 million in cash.  Debt assumption was in the ordinary course of business to meet asset-liability requirements.

Interest rate payment terms

The following summarizes types of bonds issued and outstanding (in thousands).

	December 31, 2011		December 31, 2010
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$47,108,685	71.02%	$43,307,980	61.01%
Fixed-rate, callable	1,935,610	2.92	8,821,000	12.43
Step Up, callable	950,000	1.43	2,725,000	3.84
Single-index floating rate	16,335,000	24.63	16,128,000	22.72

Total par value	66,329,295	100.00%	70,981,980	100.00%

Bond premiums	145,869		163,830
Bond discounts	(26,459)		(31,740)
Fair value basis adjustments	979,013		622,593
Fair value basis adjustments on terminated hedges	201		501
Fair value option valuation adjustments and accrued interest	12,603		5,463

Total bonds	$67,440,522		$71,742,627

Discount Notes

Consolidated discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	December 31,
	2011	2010

Par value	$22,127,530	$19,394,503

Amortized cost	$22,121,109	$19,388,317
Fair value basis adjustments	(1,467)	—
Fair value option valuation adjustments	3,683	3,135

Total discount notes	$22,123,325	$19,391,452

Weighted average interest rate	0.07%	0.16%

Note   11.                                        Affordable Housing Program and REFCORP.

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program.  Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory income.  The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability.  The FHLBNY relieves the AHP liability as members use the subsidies.  If the result of the aggregate 10 percent calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s pre-assessment income to the sum of total pre-assessment income for all 12 FHLBanks.  There was no shortfall in 2011, 2010 and 2009.  Each FHLBank

Federal Home Loan Bank of New York

Notes to Financial Statements

accrues this expense monthly based on its income before assessments.  Pre-assessment income is net income before AHP set aside and, until June 30, 2011 before REFCORP assessments.  With the satisfaction of the REFCORP obligation on June 30, 2011, the REFCORP assessments have ceased starting July 1, 2011.  If a FHLBank experienced a loss during a quarter, but still had income for the year, the FHLBank’s obligation to the AHP would be calculated based on the FHLBank’s year-to-date income.  If the FHLBank had income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation.  If the FHLBank experienced a loss for a full year, the FHLBank would have no obligation to the AHP for the year unless the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, if it were, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million.  The pro ration would be made on the basis of a FHLBank’s income in relation to the income of all FHLBanks for the previous year.  Each FHLBank’s required annual AHP contribution is limited to its annual net earnings.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2011	2010	2009

Beginning balance	$138,365	$144,489	$122,449
Additions from current period’s assessments	27,430	31,095	64,251
Net disbursements for grants and programs	(38,341)	(37,219)	(42,211)

Ending balance	$127,454	$138,365	$144,489

The FHLBNY also had outstanding principal in AHP-related advances of $0.5 million and $0.6 million as of December 31, 2011 and 2010.

Note  12.                                           Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

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

The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, Class B1 and Class B2.  Class B1 stock is issued to meet membership stock purchase requirements.  Class B2 stock is issued to meet activity-based requirements.  The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets and Class B2 stock based on a percentage of advances and acquired member assets, mainly MPF loans, outstanding with the FHLBank and certain commitments outstanding with the FHLBank.  Class B1 and Class B2 stockholders have the same voting rights and dividend rates.  Members can redeem Class B stock by giving five years notice.  The Bank’s capital plan does not provide for the issuance of Class A capital stock.

The FHLBNY is subject to risk-based capital rules.  Specifically, the FHLBNY is subject to three capital requirements under its capital plan.  First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements as calculated in accordance with the FHLBNY policy, and rules and regulations of the Finance Agency.  Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement.  The Finance Agency may require the FHLBNY to maintain an amount of permanent capital greater than what is required by the risk-based capital requirements.  In addition, the FHLBNY is required to maintain at least a 4.0% total capital-to-asset ratio and at least a 5.0% leverage ratio at all times.  The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets.  The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented.  The FHLBNY met the “adequately capitalized” classification, which is the highest rating, under the capital rule.  However, the Finance Agency has discretion to reclassify an FHLBank and to modify or add to the corrective action requirements for a particular capital classification.

Federal Home Loan Bank of New York

Notes to Financial Statements

Risk-based capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	December 31, 2011		December 31, 2010
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a), (e)	$495,427	$5,291,666	$540,244	$5,304,272
Total capital-to-asset ratio	4.00%	5.42%	4.00%	5.29%
Total capital (b)	$3,906,494	$5,291,666	$4,008,483	$5,304,272
Leverage ratio	5.00%	8.13%	5.00%	7.94%
Leverage capital (c)	$4,883,117	$7,937,449	$5,010,604	$7,956,408

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances (in thousands):

	December 31, 2011	December 31, 2010

Redemption less than one year	$34,264	$27,875
Redemption from one year to less than three years	2,990	17,019
Redemption from three years to less than five years	4,567	2,035
Redemption from five years or greater	13,006	16,290

Total	$54,827	$63,219

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

The following table provides withdrawals and terminations in membership:

	Years ended December 31,
	2011	2010

Voluntary Termination/Notices Received and Pending	1	1

Involuntary Termination (a)	3	5

Non-member due to merger	1	1

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2011	2010	2009

Beginning balance	$63,219	$126,294	$143,121
Capital stock subject to mandatory redemption reclassified from equity	3,614	48,310	49,848
Redemption of mandatorily redeemable capital stock (a)	(12,006)	(111,385)	(66,675)

Ending balance	$54,827	$63,219	$126,294

Accrued interest payable (b)	$584	$950	$2,029

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rates were 4.00%, 6.50%, and 5.60% for 2011, 2010, and 2009.

Restricted Retained Earnings — In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (“Capital Agreement”), as amended.  The Capital Agreement is intended to enhance the capital position of each FHLBank, by allocating that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.  Because each FHLBank had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied, the Capital Agreement provides that, with full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter (see calculation below).  These restricted retained earnings will not be available to pay dividends.  Each FHLBank subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011.  On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation.  In accordance with the Capital Agreement, starting in the third quarter of 2011, the FHLBNY allocates 20% of its net income to a separate restricted retained earnings account.

At December 31, 2011, restricted retained earnings were $24.0 million.  The one percent restricted retained earnings target would have been $885.5 million if the calculations were based on the FHLBNY’s average consolidated obligations outstanding during the 4th quarter of 2011.

Note   13.                Total Comprehensive Income.

Total comprehensive income is comprised of Net income and AOCI, which includes unrealized gains and losses on AFS securities, cash flow hedging activities, employee supplemental retirement plans and the non-credit portion of OTTI on HTM securities.  Changes in AOCI, and total comprehensive income were as follows for each of the three years ended December 31, 2011 (in thousands):

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income (loss)

Balance, December 31, 2008	$(64,420)	$—	$—	$(30,191)	$(6,550)	$(101,161)

Net change	61,011	(113,562)	2,992	7,508	(1,327)	(43,378)	$570,755	$527,377

Balance, December 31, 2009	(3,409)	(113,562)	2,992	(22,683)	(7,877)	(144,539)

Net change	26,374	12,002	5,642	7,487	(3,650)	47,855	$275,525	$323,380

Balance, December 31, 2010	22,965	(101,560)	8,634	(15,196)	(11,527)	(96,684)

Net change	(6,546)	11,960	5,117	(96,789)	(7,485)	(93,743)	$244,486	$150,743

Balance, December 31, 2011	$16,419	$(89,600)	$13,751	$(111,985)	$(19,012)	$(190,427)

Federal Home Loan Bank of New York

Notes to Financial Statements

Note   14.                Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Years ended December 31,
	2011	2010	2009

Net income	$244,486	$275,525	$570,755

Net income available to stockholders	$244,486	$275,525	$570,755

Weighted average shares of capital	45,340	47,820	53,807
Less: Mandatorily redeemable capital stock	(585)	(826)	(1,371)
Average number of shares of capital used to calculate earnings per share	44,755	46,994	52,436

Basic earnings per share	$5.46	$5.86	$10.88

Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents.

Note   15.                Employee Retirement Plans.

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  The Bank’s contributions are a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.

In addition, the Bank maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The plan’s liability consists of the accumulated compensation deferrals and accrued interest on the deferrals.  The BEP is an unfunded plan.  The Bank has a grantor trust to meet future benefit obligations and current payments to beneficiaries in supplemental pension plans.

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses (a) for the years ended (in thousands):

	Years ended December 31,
	2011	2010	2009

Defined Benefit Plan	$30,303	$10,680	$5,506
Benefit Equalization Plan (defined benefit)	2,780	2,281	2,059
Defined Contribution Plan	1,414	1,531	1,772
Postretirement Health Benefit Plan	990	1,138	1,017

Total retirement plan expenses	$35,487	$15,630	$10,354

(a) In March 2011, the FHLBNY contributed $24.0 million to its Defined Benefit Plan to eliminate a funding shortfall.  Prior to the contribution the DB Plan’s adjusted funding target attainment percentage (“AFTAP”) was 79.9% (80%) based on the actuarial valuation for the DB Plan.  The AFTAP equals DB Plan assets divided by plan liabilities.  Under the Pension Protection Act of 2006 (“PPA”), if the AFTAP in any future year is less than 80%, then the DB Plan will be restricted in its ability to provided increased benefits and /or lump sum distributions.  If the AFTAP in any future year is less than 60%, then benefit accruals will be frozen.  The contribution to the DB Plan was charged to Compensation and Benefits.

Pentegra DB Plan Net Pension Cost and Funded Status

The Pentegra DB Plan operates as a multiemployer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code.  As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra DB Plan.  Typically, multiemployer plans contain provisions for collective bargaining arrangements.  There are no

Federal Home Loan Bank of New York

Notes to Financial Statements

collective bargaining agreements in place at any of the FHLBanks (including the FHLBNY) that participate in the plan.  Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  In addition, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.  If an employee transfers employment to the FHLBNY, and the employee was a participant in the Pentegra Benefit Plan with another employer, the FHLBNY is responsible for the entire benefit.  At the time of transfer, the former employer will transfer assets to the FHLBNY’s plan, in the amount of the liability for the accrued benefit.

The Pentegra DB Plan operates on a fiscal year from July 1 through June 30, and files one Form 5500 on behalf of all employers who participate in the plan.  The Employer Identification Number is 13-5645888 and the three-digit plan number is 333.

The Pentegra DB Plan’s annual valuation process includes calculating the plan’s funded status, and separately calculating the funded status of each participating employer.  The funded status is defined as the market value of assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date).  As permitted by ERISA, the Pentegra DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date.  As a result, the market value of assets at the valuation date (July 1) may increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The following table presented multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2011	2010	2009 (d)

Net pension cost charged to compensation and benefit expense for the year ended December 31	$30,303	$10,680	$5,500
Contributions allocated to plan year ended June 30,	$14,196	$28,100 (a)	$5,766
Pentegra DB Plan funded status as of July 1 (b)	90.01%	85.81%	93.74%
FHLBNY’s funded status as of July 1 (c)	101.30%	100.00%	90.23%

(a)         Represented more than 5% of contributions made by all employers in the Plan.

(b)         Based on actuarial valuation of the Pentegra DB Plan and include all participants’ allocated to plan years and known at the time of the preparation of the actuarial valuation.  The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year.  Funded status remains preliminary until the Form 5500 is filed no later than April 15 of 2012 and 2013 for the plan years ended June 30, 2010 and 2011.

(c)          Based on cash contributions made through December 31, 2011 and allocated to the DB Plan year(s).  The funded status may increase because the FHLBNY is permitted to make contribution through March 15 of the following year.

(d)         The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2009.

Benefit Equalization Plan (BEP)

The method for determining the accrual expense and liabilities of the plan is the Projected Unit Credit Accrual Method.  Under this method, the liability of the plan is composed mainly of two components, Projected Benefit Obligation (PBO) and Service Cost accruals.  The total liability is determined by projecting each person’s expected plan benefits.  These projected benefits are then discounted to the measurement date.  Finally, the liability is allocated to service already worked (PBO) and service to be worked (Service Cost).  There were no plan assets (this is an unfunded plan) that have been designated for the BEP plan.

The accrued pension costs for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2011	2010

Accumulated benefit obligation	$25,092	$19,625
Effect of future salary increases	6,252	5,070
Projected benefit obligation	31,344	24,695
Unrecognized prior service cost	260	314
Unrecognized net (loss)	(14,406)	(9,935)

Accrued pension cost	$17,198	$15,074

Federal Home Loan Bank of New York

Notes to Financial Statements

Components of the projected benefit obligation for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2011	2010

Projected benefit obligation at the beginning of the year	$24,695	$19,392
Service	660	653
Interest	1,294	1,117
Benefits paid	(656)	(515)
Actuarial loss	5,351	4,048

Projected benefit obligation at the end of the year	$31,344	$24,695

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

Amounts recognized in the Statements of Condition for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2011	2010

Unrecognized (gain)/loss	$14,406	$9,935
Prior service cost	(260)	(314)

Accumulated other comprehensive loss	$14,146	$9,621

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2011	2010

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	656	515
Benefits paid	(656)	(515)

Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Service cost	$660	$653	$610
Interest cost	1,294	1,117	1,053
Amortization of unrecognized prior service cost	(53)	(67)	(143)
Amortization of unrecognized net loss	879	578	539

Net periodic benefit cost	$2,780	$2,281	$2,059

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2011	2010

Net loss (gain)	$5,351	$4,048
Prior service cost (benefit)	—	—
Amortization of net loss (gain)	(879)	(578)
Amortization of prior service cost (benefit)	53	67
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$4,525	$3,537

Total recognized in net periodic benefit cost and other comprehensive income	$7,305	$5,818

Federal Home Loan Bank of New York

Notes to Financial Statements

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

	December 31,
	2012	2011

Expected amortization of net (gain)/loss	$1,622	$879
Expected amortization of prior service cost/(credit)	$(53)	$(53)
Expected amortization of transition obligation/(asset)	$—	$—

Key assumptions and other information for the actuarial calculations to determine current year’s benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009

Discount rate (a)	4.23%	5.35%	5.87%
Salary increases	5.50%	5.50%	5.50%
Amortization period (years)	7	8	8
Benefits paid during the period	$(656)	$(515)	$(537)

(a)	The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2012	$1,221
2013	1,251
2014	1,308
2015	1,352
2016	1,417
2017-2021	8,561

Total	$15,110

The net periodic benefit cost for 2012 is expected to be $3.6 million (2011 was $2.8 million).

Postretirement Health Benefit Plan

The FHLBNY has a postretirement health benefit plan for retirees called the Retiree Medical Benefit Plan.  The plan is unfunded.  Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate assumption of 4.23%.  At December 31, 2011, the effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $270.7 thousand and in APBO of $3.3 million.  At December 31, 2010, the effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $272.1 thousand and in APBO of $2.7 million.  At December 31, 2011, the effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $220.8 thousand and in APBO of $2.7 million.  At December 31, 2010, the effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $221.9 thousand and in APBO of $2.2 million.  Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Accumulated postretirement benefit obligation at the beginning of the year	$16,728	$15,841
Service cost	681	620
Interest cost	841	909
Actuarial loss	(431)	(267)
Benefits paid, net of participants’ contributions	(332)	(364)
Change in discount rate assumptions	2,859	(11)
Accumulated postretirement benefit obligation at the end of the year	20,346	16,728
Unrecognized net gain	—	—
Accrued postretirement benefit cost	$20,346	$16,728

Federal Home Loan Bank of New York

Notes to Financial Statements

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2011	2010
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	332	364
Benefits paid, net of participants’ contributions and subsidy received	(332)	(364)
Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in AOCI for the Bank’s postretirement benefit obligation (in thousands):

	December 31,
	2011	2010

Prior service cost/(credit)	$(1,374)	$(2,105)
Net loss/(gain)	6,240	4,011
Accrued pension cost	$4,866	$1,906

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

	December 31,
	2012	2011

Expected amortization of net (gain)/loss	$536	$266
Expected amortization of prior service cost/(credit)	$(731)	$(731)
Expected amortization of transition obligation/(asset)	$—	$—

Components of the net periodic benefit cost for the postretirement health benefit plan (in thousands):

	Years ended December 31,
	2011	2010	2009

Service cost (benefits attributed to service during the period)	$681	$621	$566
Interest cost on accumulated postretirement health benefit obligation	841	909	867
Amortization of loss	199	339	315
Amortization of prior service cost/(credit)	(731)	(731)	(731)

Net periodic postretirement health benefit cost	$990	$1,138	$1,017

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2011	2010

Net loss (gain)	$2,428	$(278)
Prior service cost (benefit)	—	—
Amortization of net loss (gain)	(199)	(339)
Amortization of prior service cost (benefit)	731	731
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$2,960	$114

Total recognized in net periodic benefit cost and other comprehensive income	$3,950	$1,252

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Federal Home Loan Bank of New York

Notes to Financial Statements

Key assumptions (a) and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	Years ended December 31,
	2011	2010	2009

Weighted average discount rate	4.23%	5.35%	5.87%

Health care cost trend rates:
Assumed for next year	8.00%	9.00%	10.00%
Pre 65 Ultimate rate	5.00%	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2017	2016	2016
Post 65 Ultimate rate	5.50%	6.00%	6.00%
Post 65 Year that ultimate rate is reached	2017	2016	2016
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

(a)	The discount rates were based on the Citigroup Pension Liability Index adjusted for duration at December 31 in each of the three years.

Future postretirement benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2012	$618
2013	694
2014	761
2015	834
2016	902
2017-2021	5,719

Total	$9,528

The Bank’s postretirement health benefit plan accrual for 2012 is expected to be $1.5 million (2011 was $1.0 million).

Note   16.      Derivatives and Hedging Activities.

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

The FHLBNY utilizes derivatives in the most cost efficient manner and may enter into derivatives as economic hedges that do not qualify for hedge accounting.  When entering into such non-qualified hedges, the FHLBNY recognizes only the change in fair value of these derivatives in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.  As a result, an economic hedge introduces the potential for earnings variability.  Economic hedges are an acceptable hedging strategy under the FHLBNY’s risk management program, and the strategies comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives.

The FHLBNY will execute an interest rate swap to match the terms of an asset or liability that is elected under the FVO and the swap is also considered as an economic hedge to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability.  The FHLBNY elected the FVO for certain consolidated obligation debt and executed interest rate swaps to offset the fair value changes of the debt.

Hedging activities

Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation.  While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues.  For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could simultaneously enter into a matching derivative in which the counterparty pays to the

Federal Home Loan Bank of New York

Notes to Financial Statements

FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations.  From time-to-time, this intermediation between the capital and swap markets has permitted the FHLBNY to raise funds at a lower cost than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets.  When such transactions qualify for hedge accounting they are treated as fair value hedges under the accounting standards for derivatives and hedging.  The FHLBNY has also elected the FVO for certain consolidated obligation bonds and discount notes.  To mitigate the volatility resulting from changes in fair values of bonds and notes designated under the FVO, the Bank has also executed interest rate swaps as economic hedges.

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

Advances — With a putable advance borrowed by a member, the FHLBNY may purchase from the member a put option that enables the FHLBNY to effectively convert an advance from fixed-rate to floating-rate by exercising the put option and terminating the advance at par on the pre-determined put exercise dates.  Typically, the FHLBNY will exercise the option in a rising interest rate environment.  The FHLBNY may hedge a putable advance by entering into a cancelable interest rate swap in which the FHLBNY pays to the swap counterparty fixed-rate cash flows and receives variable-rate cash flows.  This type of hedge is treated as a fair value hedge under the accounting standards for derivatives and hedging.  The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit to the member on new terms.  The FHLBNY also offers callable advances to members, which is a fixed-rate advance borrowed by a member.  With the advance, the FHLBNY sells to the member a call option that enables the member to terminate the advance at pre-determined exercise dates.  The FHLBNY hedges such advances by executing interest rate swaps with cancellable option features that would allow the FHLBNY to terminate the swaps also at pre-determined option exercise dates.

The Bank has not elected the FVO for any advances.

Mortgage Loans — The FHLBNY manages the interest rate and prepayment risks associated with mortgages through debt issuance ,and has not elected the FVO for any mortgage loans.

Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the accounting standards for derivatives and hedging.  The FHLBNY accounts for them as freestanding derivatives, and records the fair values of mortgage loan delivery commitments on the balance sheet with an offset In Other income as a Net realized and unrealized gains (losses) on derivatives and hedging activities.  Fair values were not significant for all periods reported.

The FHLBNY may also hedge a firm commitment for a forward starting advance with an interest-rate swap.  In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance.  The fair value adjustments associated with the firm commitment will be added to the basis of the advance at the time the commitment is terminated and the advance is issued.  The basis adjustment will then be amortized into interest income over the life of the advance.

If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings.  There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges in 2011, 2010 and 2009.

Forward Settlements — There were no forward settled securities at December 31, 2011 and 2010 that would settle outside the shortest period of time for the settlement of such securities.

Anticipated Debt Issuance — The FHLBNY enters into interest-rate swaps on the anticipated issuance of debt to “lock in” the interest to be paid for the cost of funding.  The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.

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

Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations.  The notional principal of interest rate swaps outstanding at December 31, 2011 and 2010 in which the FHLBNY was an intermediary was $275.0 million, with an offsetting purchase from unrelated counterparties.  Fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at December 31, 2011 and 2010.  Collateral with respect

Federal Home Loan Bank of New York

Notes to Financial Statements

to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.

Economic hedges — In 2011 and 2010, economic hedges comprised primarily of:  (1) Short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY.  The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting.  (2) Interest rate caps to hedge balance sheet risk, specifically interest rate risk from certain capped floating-rate investment securities.  (3) Interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges.  (4) Interest rate swaps executed to offset the fair value changes of bonds designated under the FVO.  (4) Interest rate swaps executed in years prior to 2010 to hedge, on a macro basis, certain fixed rate advances and fixed rate consolidated obligation bonds to mitigate fair value risk.  These hedges were unwound in 2010.

These swaps in economic hedges were considered freestanding and changes in the fair values of the swaps were recorded through income.

Recently adopted cash flow hedging strategy — Beginning in the first quarter of 2011, the Bank hedges the rolling issuance of discount notes as a cash flow hedge.  In these hedges, the Bank enters into interest rate swap agreements with unrelated swap dealers and designates the swaps as hedges of the variable quarterly interest payments on the discount note borrowing program.  In this program, the Bank issues a series of discount notes with 91-day terms over periods, generally about 10 years.  The FHLBNY will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures.  The interest rate swaps require a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment.  The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuance every 91 days.  The FHLBNY performs prospective hedge effectiveness analysis at inception of the hedges.  The FHLBNY also performs an on-going retrospective hedge effectiveness analysis at least every quarter to provide assurance that the hedges will remain highly effective.  The fair values of the interest rate swaps are recorded in AOCI and ineffectiveness, if any, is measured using the “hypothetical derivative method” and recorded in earnings.  The effective portion remains in AOCI.  The Bank monitors the credit standing of the derivative counterparty each quarter.

Credit Risk

The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, and serves as a basis for calculating periodic interest payments or cash flow.  Notional amount of a derivative does not measure the credit risk exposure, and the maximum credit exposure is substantially less than the notional amount.  The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans and purchased caps and floors (“derivatives”) if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.

The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives.  When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk.  Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements.  At December 31, 2011 and 2010, the Bank’s credit exposure, representing derivatives in a fair value net gain position, was approximately $25.1 million and $22.0 million after the recognition of any cash collateral held by the FHLBNY.  The credit exposures at December 31, 2011 and 2010 included $6.8 million and $6.1 million in net interest receivable.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts.  Derivative counterparties’ exposure to the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain.  At December 31, 2011 and 2010, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $486.2 million and $954.9 million after deducting $2.6 billion and $2.7 billion of cash collateral pledged by the FHLBNY at those dates to the exposed counterparties.  However, the FHLBNY is also exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties.  If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties.  To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty.  Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated Triple-B or better at December 31, 2011, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

On the assumption that the FHLBNY will retain its status as a GSE, the FHLBNY estimates that a one notch downgrade of FHLBNY’s credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $160.8 million at December 31, 2011.  Additional collateral postings upon an assumed downgrade were estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and the exposures as of December 31, 2011.  The aggregate fair value of the FHLBNY’s derivative instruments that were in a net liability position at December 31, 2011 was approximately $486.2 million.

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$84,502,217	$1,124,954	$4,074,397
Interest rate swaps-cash flow hedges	903,000	—	97,588
Total derivatives in hedging instruments	85,405,217	1,124,954	4,171,985

Derivatives not designated as hedging instruments
Interest rate swaps	31,380,021	13,460	41,093
Interest rate caps or floors	1,900,000	14,935	20
Mortgage delivery commitments	31,242	270	—
Other (a)	550,000	9,285	8,784
Total derivatives not designated as hedging instruments	33,861,263	37,950	49,897

Total derivatives before netting and collateral adjustments	$119,266,480	1,162,904	4,221,882
Netting adjustments		(1,096,873)	(1,096,873)
Cash collateral and related accrued interest		(40,900)	(2,638,843)
Total collateral and netting adjustments		(1,137,773)	(3,735,716)

Total reported on the Statements of Condition		$25,131	$486,166

	December 31, 2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$93,840,813	$944,807	$4,661,102
Interest rate swaps-cash flow hedges	—	—	—
Total derivatives in hedging instruments	93,840,813	944,807	4,661,102

Derivatives not designated as hedging instruments
Interest rate swaps	24,400,547	23,911	12,543
Interest rate caps or floors	1,900,000	41,881	107
Mortgage delivery commitments	29,993	9	523
Other (a)	550,000	6,069	5,392
Total derivatives not designated as hedging instruments	26,880,540	71,870	18,565

Total derivatives before netting and collateral adjustments	$120,721,353	1,016,677	4,679,667
Netting adjustments		(994,667)	(994,667)
Cash collateral and related accrued interest		—	(2,730,102)
Total collateral and netting adjustments		(994,667)	(3,724,769)

Total reported on the Statements of Condition		$22,010	$954,898

(a) Other: Comprised of swaps intermediated for members.  Notional amounts represent purchases from dealers and sales to members.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Components of hedging gains and losses from derivatives and hedging activities are summarized below (in thousands):

	December 31, 2011
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(839,798)	$879,662	$39,864	$(1,616,983)
Consolidated obligations-bonds	354,431	(356,686)	(2,255)	478,647
Consolidated obligations-discount notes	(67)	1,467	1,400	1,088

Net gain (loss) related to fair value hedges	(485,434)	524,443	39,009	(1,137,248)
Cash flow hedges	(119)	—	(119)	(12,443)
Advance modification-amortization of basis (a)	—	66,848	66,848	(66,848)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	358	—	358	—
Consolidated obligations-bonds	(21,706)	—	(21,706)	—
Consolidated obligations-discount notes	6	—	6	—
Member intermediation	(176)	—	(176)	—
Balance sheet-macro hedges swaps	—	—	—	—
Accrued interest-swaps (b)	7,208	—	7,208	—
Accrued interest-intermediation (b)	187	—	187	—
Caps and floors
Advances	(75)	—	(75)	—
Balance sheet	(26,858)	—	(26,858)	—
Accrued interest-options	—	—	—	—
Mortgage delivery commitments	3,060	—	3,060	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(6,573)	—	(6,573)	—
Consolidated obligations-discount notes	(1,850)	—	(1,850)	—
Accrued interest on swaps (b)	24,220	—	24,220	—

Net gain (loss) related to derivatives not designated as hedging instruments	(22,199)	—	(22,199)	—

	$(507,752)	$591,291	$83,539	$(1,216,539)

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2010
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(701,008)	$702,474	$1,466	$(1,999,711)
Consolidated obligations-bonds	61,202	(52,058)	9,144	627,004
Consolidated obligations-discount notes	—	—	—	—

Net gain (loss) related to fair value hedges	(639,806)	650,416	10,610	(1,372,707)
Cash flow hedges	—	—	—	—
Advance modification-amortization of basis (a)	—	1,774	1,774	(1,774)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	(1,693)	—	(1,693)	—
Consolidated obligations-bonds	(32,316)	—	(32,316)	—
Consolidated obligations-discount notes	(4,332)	—	(4,332)	—
Member intermediation	307	—	307	—
Balance sheet-macro hedges swaps	173	—	173	—
Accrued interest-swaps (b)	51,468	—	51,468	—
Accrued interest-intermediation (b)	138	—	138	—
Caps and floors
Advances	(437)	—	(437)	—
Balance sheet	(29,709)	—	(29,709)	—
Accrued interest-options (b)	(2,598)	—	(2,598)	—
Mortgage delivery commitments	(24)	—	(24)	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	2,127	—	2,127	—
Consolidated obligations-discount notes	1,282	—	1,282	—
Accrued interest on swaps (b)	29,986	—	29,986	—

Net gain (loss) related to derivatives not designated as hedging instruments	14,372	—	14,372	—

	$(625,434)	$652,190	$26,756	$(1,374,481)

	December 31, 2009
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$2,147,467	$(2,152,437)	$(4,970)	$(1,792,804)
Consolidated obligations-bonds	(655,908)	681,555	25,647	559,647
Consolidated obligations-discount notes	—	—	—	474

Net gain (loss) related to fair value hedges	1,491,559	(1,470,882)	20,677	(1,232,683)
Cash flow hedges	—	—	—	—
Advance modification-amortization of basis (a)	—	428	428	(428)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	4,491	—	4,491	—
Consolidated obligations-bonds	92,070	—	92,070	—
Consolidated obligations-discount notes	(9,643)	—	(9,643)	—
Member intermediation	(132)	—	(132)	—
Balance sheet-macro hedges swaps	2,869	—	2,869	—
Accrued interest-swaps (b)	(1,136)	—	(1,136)	—
Accrued interest-intermediation (b)	85	—	85	—
Caps and floors
Advances	(1,353)	—	(1,353)	—
Balance sheet	63,330	—	63,330	—
Accrued interest-options (b)	(5,798)	—	(5,798)	—
Mortgage delivery commitments	(20)	—	(20)	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(10,330)	—	(10,330)	—
Consolidated obligations-discount notes	—	—	—	—
Accrued interest on swaps (b)	9,162	—	9,162	—

Net gain (loss) related to derivatives not designated as hedging instruments	143,595	—	143,595	—

	$1,635,154	$(1,470,454)	$164,700	$(1,233,111)

(a)            In 2011, the Bank modified $4.6 billion of hedged fixed-rate advances and associated interest rate swaps.  The fair value basis of the swaps was computed on the modification dates to be amortized to zero over the life of the modified swaps.  In 2011, amortization of $66.8 million was recorded as a credit to derivatives and hedging activities in Other income.  The fair values of the swaps had been in unrealized liability positions at the modification dates.  Fair value basis of modified advances were in unrealized gain position and were amortized and recorded as a reduction of Interest income from advances (as a yield adjustment).  Taken together, the amortization of the modified swaps and the modified advances were offsetting adjustments.  The comparable amortizations in 2010 and 2009 were not significant.  In 2010, par amounts of $460.0 million of advances were modified.  No loans were modified in 2009.

(b)            Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged — bonds, discount notes and advances.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash Flow hedges

The effect of interest rate swaps in cash flow hedging relationships were as follows (in thousands):

	December 31, 2011
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(2,292)	Interest Expense	$3,091	$(119)
Consolidated obligations-discount notes (b)	(97,588)	Interest Expense	—	—
	$(99,880)		$3,091	$(119)

	December 31, 2010
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(249)	Interest Expense	$7,736	$—
	$(249)		$7,736	$—

	December 31, 2009
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$—	Interest Expense	$7,508	$—
	$—		$7,508	$—

(a)

Hedges of anticipated issuance of debt -  The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions is between three and nine months.  There were no open contracts at December 31, 2011 and December 31, 2010.  The amounts in AOCI from terminated and open cash flow hedges representing net unrecognized losses were $14.4 million and $15.2 million at December 31, 2011 and December 31, 2010.  At December 31, 2011, it is expected that over the next 12 months about $3.7 million of net losses recorded in AOCI will be recognized as a yield adjustment to consolidated bond interest expense and a charge to earnings.

(b)

Hedges of discount note in rolling issuances - $903.0 million of notional amounts of the interest rate swaps were outstanding under this program, and $97.6 million in unrealized fair values losses were recorded in AOCI at December 31, 2011.  The program commenced in the first quarter of 2011.  The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows under this strategy is generally about 10 years.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents for each hierarchy level (see note below), the FHLBNY’s assets and liabilities that were measured at fair value on its Statements of Condition (in thousands):

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,133,469	$—	$3,133,469	$—	$—
Equity and bond funds	9,167	9,167	—	—	—
Derivative assets(a)
Interest-rate derivatives	24,861	—	1,162,634	—	(1,137,773)
Mortgage delivery commitments	270	—	270	—	—

Total recurring fair value measurement - assets	$3,167,767	$9,167	$4,296,373	$—	$(1,137,773)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,920,855)	$—	$(4,920,855)	$—	$—
Bonds (to the extent FVO is elected) (b)	(12,542,603)	—	(12,542,603)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(486,166)	—	(4,221,882)	—	3,735,716

Total recurring fair value measurement - liabilities	$(17,949,624)	$—	$(21,685,340)	$—	$3,735,716

	December 31, 2010
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,980,135	$—	$3,980,135	$—	$—
Equity and bond funds	9,947	9,947	—	—	—
Derivative assets(a)
Interest-rate derivatives	22,001	—	1,016,668	—	(994,667)
Mortgage delivery commitments	9	—	9	—	—

Total recurring fair value measurement - assets	$4,012,092	$9,947	$4,996,812	$—	$(994,667)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(956,338)	$—	$(956,338)	$—	$—
Bonds (to the extent FVO is elected) (b)	(14,281,463)	—	(14,281,463)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(954,375)	—	(4,679,144)	—	3,724,769
Mortgage delivery commitments	(523)	—	(523)	—	—

Total recurring fair value measurement - liabilities	$(16,192,699)	$—	$(19,917,468)	$—	$3,724,769

Level 1 — Quoted prices in active markets for identical assets.

Level 2 — Significant other observable inputs.

Level 3 — Significant unobservable inputs.

(a)       Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)       Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities would be measured at fair value on a nonrecurring basis.  For the FHLBNY, such items may include mortgage loans in foreclosure, mortgage loans and held-to-maturity securities written down to fair value and real estate owned.  At December 31, 2011 and 2010, the Bank measured and recorded the fair values of HTM securities deemed to be OTTI on a nonrecurring basis; that is, they were not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of OTTI).  For held-to-maturity securities that were previously credit impaired but no additional credit impairment were deemed necessary, the securities were recorded at their carrying values and not re-adjusted to their fair values.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes the fair values of PLMBS for which a non-recurring change in fair value was recorded (in thousands):

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Prime residential MBS	$14,609	$—	$—	$14,609
Home equity loan investments	5,669	—	—	5,669
Total non-recurring assets at fair value	$20,278	$—	$—	$20,278

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Prime residential MBS	$15,827	$—	$—	$15,827
Total non-recurring assets at fair value	$15,827	$—	$—	$15,827

Estimated fair values — Summary Tables

The carrying value and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value
Assets
Cash and due from banks	$10,877,790	$10,877,790	$660,873	$660,873
Federal funds sold	970,000	971,233	4,988,000	4,987,976
Available-for-sale securities	3,142,636	3,142,636	3,990,082	3,990,082
Held-to-maturity securities
Long-term securities	10,123,805	10,348,374	7,761,192	7,898,300
Advances	70,863,777	71,025,990	81,200,336	81,292,598
Mortgage loans held-for-portfolio, net	1,408,460	1,490,639	1,265,804	1,328,787
Accrued interest receivable	223,848	223,848	287,335	287,335
Derivative assets	25,131	25,131	22,010	22,010
Other financial assets	1,544	1,544	3,981	3,981

Liabilities
Deposits	2,101,048	2,101,056	2,454,480	2,454,488
Consolidated obligations
Bonds	67,440,522	67,697,074	71,742,627	71,926,039
Discount notes	22,123,325	22,126,093	19,391,452	19,391,743
Mandatorily redeemable capital stock	54,827	54,827	63,219	63,219
Accrued interest payable	146,247	146,247	197,266	197,266
Derivative liabilities	486,166	486,166	954,898	954,898
Other financial liabilities	79,749	79,749	58,818	58,818

Fair Value Option Disclosures

The following table summarizes the activity related to consolidated obligation bonds for which the Bank elected the fair value option (in thousands):

	Years ended December 31,
	2011	2010	2009	2011	2010
	Bonds			Discount notes*
Balance at beginning of year	$(14,281,463)	$(6,035,741)	$(998,942)	$(956,338)	$—
New transactions elected for fair value option	(26,395,000)	(25,471,000)	(10,100,000)	(4,917,172)	(1,851,991)
Maturities and terminations	28,141,000	17,235,000	5,043,000	953,202	898,788
Net (losses) gains on financial instruments held under fair value option	(10,376)	(2,556)	15,523	(118)	(787)
Change in accrued interest/unaccreted balance	3,236	(7,166)	4,678	(429)	(2,348)

Balance at end of year	$(12,542,603)	$(14,281,463)	$(6,035,741)	$(4,920,855)	$(956,338)

*Note: Discount notes were not designated under FVO at December 31, 2009

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents the change in fair value included in the Statements of Income for the consolidated obligations for which the fair value option has been elected (in thousands):

	December 31, 2011
	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(37,522)	$(10,376)	$(47,898)
Consolidated obligations-discount notes	(4,308)	(118)	(4,426)

	$(41,830)	$(10,494)	$(52,324)

	December 31, 2010
	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(40,983)	$(2,556)	$(43,539)
Consolidated obligations-discount notes	(2,348)	(787)	(3,135)

	$(43,331)	$(3,343)	$(46,674)

	December 31, 2009
	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(10,869)	$15,523	$4,654

	$(10,869)	$15,523	$4,654

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of consolidated obligations for which the fair value option has been elected (in thousands):

	December 31, 2011
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligations-bonds (a)	$12,530,000	$12,542,603	$12,603
Consolidated obligations-discount notes (b)	4,917,172	4,920,855	3,683
	$17,447,172	$17,463,458	$16,286

	December 31, 2010
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligations-bonds (a)	$14,276,000	$14,281,463	$5,463
Consolidated obligations-discount notes (b)	953,203	956,338	3,135
	$15,229,203	$15,237,801	$8,598

	December 31, 2009
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligations-bonds (a)	$6,040,000	$6,035,741	$(4,259)
	$6,040,000	$6,035,741	$(4,259)

(a)       Fair values of fixed-rate bonds at December 31, 2011 were in unrealized loss positions due to decline in observed market yields relative to contractual yields of the bonds.  Unrealized fair values losses of fixed-rate liabilities will increase as market yields decline.

(b)       The FHLBNY designated greater amounts of discount notes under the FVO designation at December 31, 2011 compared to 2010.  In a relatively volatile interest rate environment in 2011, it was not possible to predict with a high-degree of certainty that the hedges of short-term discount notes would remain highly effective hedges through their term to maturity, and absent that assurance, the discount notes could not qualify for hedge accounting.  Instead, the FHLBNY designated the discount notes under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements

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

The FHLBNY believes such methodologies - valuation comparison, review of changes in valuation parameters, and credit analysis have been designed to identify the effects of the credit crisis, which has tended to reduce the availability of certain observable market pricing or has caused the widening of the bid/offer spread of certain securities.  For more information about the Bank’s controls and processes that support the fair values of its investments, see FHLBank System pricing Committee in Note 1 — Significant Accounting Policies and Estimates.

As of December 31, 2011, four vendor prices were received for substantially all of the FHLBNY’s MBS holdings and substantially all of those prices fell within the specified thresholds.  The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair value.  While the FHLBNY adopted this common methodology, the fair values of mortgage-backed investment securities are still estimated by FHLBNY’s management, which remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

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

The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable.  At December 31, 2011 and 2010, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values.  Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI.  In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.

Federal Home Loan Bank of New York

Notes to Financial Statements

Certain held-to-maturity private-label mortgage-backed securities were written down to their fair value at December 31, 2011 and 2010 as a result of a recognition of OTTI.  For such HTM securities, their carrying values were recorded in the balance sheet at their fair values.  The fair values and securities are classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.

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

Derivative assets and liabilities

The FHLBNY’s derivatives are traded in the over-the-counter market.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure and to record the fair values of its interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors are valued in industry-standard option adjusted valuation models that utilize market inputs, which can be corroborated, from widely accepted third-party sources.  The Bank’s valuation model utilizes a modified Black-Karasinski model that assumes that rates are distributed log normally.  The log-normal model precludes interest rates turning negative in the model computations.  Significant market based and observable inputs into the valuation model include volatilities and interest rates.  These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments.

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

The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk.  The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly.  The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank and counterparty’s credit ratings.  As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Condition at December 31, 2011 and 2010.

Deposits

The FHLBNY determines estimated fair values of deposits by calculating the present value of expected future cash flows from the deposits.  The discount rates used in these calculations are the current cost of deposits with similar terms.

Federal Home Loan Bank of New York

Notes to Financial Statements

Consolidated obligations

The FHLBNY estimates fair values based on the cost of raising comparable term debt and prices its bonds and discount notes off the current consolidated obligations market curve, which has a daily active market.  The fair values of consolidated obligation debt (bonds and discount notes) are computed using a standard option valuation model using market based and observable inputs: (1) consolidated obligation debt curve (the “CO Curve”) that is available to the public and published by the Office of Finance, and (2) LIBOR curve and volatilities.  Model adjustments that are not observable are not considered significant.

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

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standard for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2011 and 2010.  The par amount of the twelve FHLBanks’ outstanding consolidated obligations was approximately $0.7 trillion and $0.8 trillion at December 31, 2011 and 2010.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were approximately $2.8 billion and $2.3 billion as of December 31, 2011 and 2010, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of December 31, 2011 and 2010.

MPF Program — Under the MPF program, the Bank was unconditionally obligated to purchase $31.2 million and $30.0 million of mortgage loans at December 31, 2011 and 2010.  Commitments are generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $884.1 million and $630.6 million as of December 31, 2011 and 2010.

Future benefit payments — For the BEP and the postretirement health benefit plan are not considered significant.  The Bank expects to fund $10.1 million over the next 12 months towards the Defined Benefit Plan, a non-contributory pension plan.

Derivative contracts - The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $2.6 billion and $2.7 billion in cash with derivative counterparties as pledged collateral at December 31, 2011 and 2010, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 16.  Derivatives and Hedging Activities.

Lease contracts - The FHLBNY charged to operating expenses net rental costs of approximately $3.3 million, $3.3 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009.  Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes contractual obligations and contingencies as of December 31, 2011 (in thousands):

	December 31, 2011
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$34,498,875	$24,353,690	$4,253,925	$3,222,805	$66,329,295
Mandatorily redeemable capital stock (a)	34,264	2,990	4,567	13,006	54,827
Premises (lease obligations) (b)	3,115	5,413	4,674	1,558	14,760

Total contractual obligations	34,536,254	24,362,093	4,263,166	3,237,369	66,398,882

Other commitments
Standby letters of credit	2,736,806	68,707	13,157	3,861	2,822,531
Consolidated obligations-bonds/ discount notes traded not settled	36,000	—	—	—	36,000
Consolidated obligations-debt extinguishment/ calls traded not settled	8,717	—	—	—	8,717
Commitments to fund pension (c)	10,065	—	—	—	10,065
Open delivery commitments (MPF)	31,242	—	—	—	31,242

Total other commitments	2,822,830	68,707	13,157	3,861	2,908,555

Total obligations and commitments	$37,359,084	$24,430,800	$4,276,323	$3,241,230	$69,307,437

(a)         Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding member obligations mature.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

(b)         Immaterial amount of commitments for equipment leases are not included.

(c)          The Bank’s contribution towards the funded Defined Benefit Plan is not available beyond one year.  For projected benefits payable for the Bank’s unfunded Benefit Equalization Plan and the Bank’s Postretirement Benefit Plan, see Note 15.

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

Debt assumptions and transfers

The Bank did not assume debt from another FHLBank in 2011.  During the 2010, the Bank assumed debt from another FHLBank totaling $193.9 million (par amounts).  During 2011, the Bank transferred debt to another

Federal Home Loan Bank of New York

Notes to Financial Statements

FHLBank totaling $150.0 million (par amounts) at negotiated market rates that exceeded book cost by $17.3 million, and was a charge to earnings.  There were no transfers to another FHLBank in 2010.

When debt is transferred, the transferring bank notifies the Office of Finance on trade date the change in primary obligor for the transferred debt.

Advances sold or transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in 2011, 2010 and 2009.

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Transactions are at market rates.  The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at December 31, 2011 was $62.9 million (December 31, 2010 was $81.2 million) from inception of the program through mid-2004.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  Fees paid to the FHLBank of Chicago were $0.6 million, $0.5 million and $0.6 million in each of the years ended December 31, 2011, 2010 and 2009.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

Notional amounts of $275.0 million of interest rate swaps were outstanding at December 31, 2011 and 2010.  They represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members with an offsetting purchase contracts with unrelated derivatives counterparties.  Net fair value exposures of these transactions at December 31, 2011 and 2010 were not significant.  The intermediated derivative transactions were fully collateralized.

Loans to other Federal Home Loan Banks

In 2011, the FHLBNY extended five overnight loans for a total of $1.4 billion to other FHLBanks.  In 2010, the FHLBNY extended one overnight loan for a total of $27.0 million to other FHLBanks.  In 2009, the FHLBNY extended two overnight loans for a total of $472.0 million to other FHLBanks.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was $3.6 thousand, $0.2 thousand and $1.9 thousand for the years ended December 31, 2011, 2010 and 2009.

Borrowings from other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. In 2011 and 2010, there was no borrowing from other FHLBanks.  In 2009, such borrowings averaged $0.4 million, and interest expense was $0.4 thousand.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize outstanding balances with related parties at December 31, 2011 and 2010, and transactions for each of the years ended December 31, 2011, 2010 and 2009 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2011		December 31, 2010
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$10,877,790	$—	$660,873
Federal funds sold	—	970,000	—	4,988,000
Available-for-sale securities	—	3,142,636	—	3,990,082
Held-to-maturity securities
Long-term securities	—	10,123,805	—	7,761,192
Advances	70,863,777	—	81,200,336	—
Mortgage loans (a)	—	1,408,460	—	1,265,804
Accrued interest receivable	195,700	28,148	256,617	30,718
Premises, software, and equipment	—	13,487	—	14,932
Derivative assets (b)	—	25,131	—	22,010
Other assets (c)	193	13,213	113	21,393

Total assets	$71,059,670	$26,602,670	$81,457,066	$18,755,004

Liabilities and capital
Deposits	$2,101,048	$—	$2,454,480	$—
Consolidated obligations	—	89,563,847	—	91,134,079
Mandatorily redeemable capital stock	54,827	—	63,219	—
Accrued interest payable	8	146,239	10	197,256
Affordable Housing Program (d)	127,454	—	138,365	—
Payable to REFCORP	—	—	—	21,617
Derivative liabilities (b)	—	486,166	—	954,898
Other liabilities (e)	69,555	66,785	49,484	54,293

Total liabilities	$2,352,892	$90,263,037	$2,705,558	$92,362,143

Capital	5,046,411	—	5,144,369	—

Total liabilities and capital	$7,399,303	$90,263,037	$7,849,927	$92,362,143

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

(e)          Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Years ended December 31,
	2011		2010		2009
	Related	Unrelated	Related	Unrelated	Related	Unrelated

Advances	$504,118	$—	$614,801	$—	$1,270,643	$—
Interest-bearing deposits (a)	—	2,834	—	5,461	—	19,865
Federal funds sold	—	6,746	—	9,061	—	3,238
Available-for-sale securities	—	30,248	—	31,465	—	28,842
Held-to-maturity securities
Long-term securities	—	279,602	—	352,398	—	461,491
Certificates of deposit	—	—	—	—	—	1,626
Mortgage loans (b)	—	62,942	—	65,422	—	71,980
Loans to other FHLBanks and other	4	—	—	—	2	—

Total interest income	$504,122	$382,372	$614,801	$463,807	$1,270,645	$587,042

Consolidated obligations	$—	$440,870	$—	$614,967	$—	$1,147,011
Deposits	1,243	—	3,502	—	2,512	—
Mandatorily redeemable capital stock	2,384	—	4,329	—	7,507	—
Cash collateral held and other borrowings	—	82	—	26	—	49

Total interest expense	$3,627	$440,952	$7,831	$614,993	$10,019	$1,147,060

	$5,909	$—	$4,918	$—	$4,165	$—

(a)         Includes insignificant amounts of interest income from MPF service provider.

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

The top ten advance holders at December 31, 2011, 2010 and 2009, and associated interest income for the years then ended are summarized as follows (dollars in thousands):

	December 31, 2011
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Metropolitan Life Insurance Company	New York	NY	$11,655,000	17.4%	$266,792
Hudson City Savings Bank, FSB*	Paramus	NJ	8,925,000	13.3	520,044
New York Community Bank*	Westbury	NY	8,755,154	13.1	304,289
MetLife Bank, N.A.	Convent Station	NJ	4,764,500	7.1	95,740
The Prudential Insurance Co. of America	Newark	NJ	2,424,000	3.6	57,154
Investors Bank	Short Hills	NJ	2,115,486	3.2	53,984
Valley National Bank	Wayne	NJ	2,103,500	3.2	90,261
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,043,000	3.0	71,909
First Niagara Bank, National Association	Buffalo	NY	1,667,072	2.5	16,626
New York Life Insurance Company	New York	NY	1,500,000	2.2	14,497
Total			$45,952,712	68.6%	$1,491,296

*   At December 31, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2010
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,025,000	22.1%	$705,743
Metropolitan Life Insurance Company	New York	NY	12,555,000	16.3	294,526
New York Community Bank*	Westbury	NY	7,793,165	10.1	307,102
MetLife Bank, N.A.	Convent Station	NJ	3,789,500	4.9	61,036
Manufacturers and Traders Trust Company	Buffalo	NY	2,758,000	3.6	42,979
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.3	77,544
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,391,000	3.1	107,917
Valley National Bank	Wayne	NJ	2,310,500	3.0	98,680
New York Life Insurance Company	New York	NY	1,500,000	2.0	14,678
First Niagara Bank, National Association	Buffalo	NY	1,473,493	1.9	24,911
Total			$54,095,658	70.3%	$1,735,116

*   At December 31, 2010, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2009
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,275,000	19.0%	$710,900
Metropolitan Life Insurance Company	New York	NY	13,680,000	15.1	356,120
New York Community Bank*	Westbury	NY	7,343,174	8.1	310,991
Manufacturers and Traders Trust Company	Buffalo	NY	5,005,641	5.5	97,628
The Prudential Insurance Co. of America	Newark	NJ	3,500,000	3.9	93,601
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,000,000	3.3	120,870
Emigrant Bank	New York	NY	2,475,000	2.7	64,131
Doral Bank	San Juan	PR	2,473,420	2.7	86,389
MetLife Bank, N.A.	Bridgewater	NJ	2,430,500	2.7	46,142
Valley National Bank	Wayne	NJ	2,322,500	2.6	103,707
Total			$59,505,235	65.6%	$1,990,479

*   At December 31, 2009, officer of member bank also served on the Board of Directors of the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 29, 2012 and December 31, 2011 (shares in thousands):

		Number	Percent
	February 29, 2012	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,556	14.58%
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	4,881	10.86
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,293	9.55
Citibank, N.A.	399 Park Avenue, New York, NY 10043	3,962	8.81

		19,692	43.80%

		Number	Percent
	December 31, 2011	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,579	14.47
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	5,106	11.23
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,546	10.00
Citibank, N.A.	399 Park Avenue, New York, NY 10043	3,647	8.02
MetLife Bank, N.A.	334 Madison Avenue, Convent Station, NJ 07961	2,343	5.16

		22,221	48.88%

*   At February 29, 2012 and December 31, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

Note  21.                Subsequent Events.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

(a)         Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Patrick A. Morgan, at December 31, 2011.  Based on this evaluation, they concluded that as of December 31, 2011, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

2011 and 2012 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that an FHLBank’s board of directors is to comprise thirteen directors, or such other number as the Director of the Federal Housing Finance Agency determines appropriate.  For each of 2011 and 2012, the FHFA Director designated seventeen directorships for us, ten of which are Member Directorships and seven of which are Independent Directorships.

All individuals serving as Bank directors must be United States citizens.  A majority of the directors serving on the Board must be Member Directors and at least two-fifths must be Independent Directors.

A Member Directorship may be held only by an officer or director of a member institution that is located within our district and that meets all minimum regulatory capital requirements.  There are no other qualification requirements for Member Directors apart from the foregoing.

Member Directors are, generally speaking, elected by our stockholders in, respectively, New York, New Jersey, and Puerto Rico and the U.S. Virgin Islands.  Our Board of Directors is ordinarily not permitted to nominate or elect Member Directors; however, the Board may appoint a director to fill a vacant Member Directorship in the event that no nominations are received from members in the course of the Member Director election process.  Each member institution that is required to hold stock as of the record date, which is December 31 of the year prior to the year in which the election is held, may nominate and/or vote for representatives from member institutions in its respective state to fill open Member Directorships.  The Finance Agency’s election regulation provides that none of our directors, officers, employees, attorneys or agents, other than in a personal capacity, may support the nomination or election of a particular individual for a Member Directorship.

An Independent Directorship may be held, generally speaking, only by an individual who is a bona fide resident of our district, who is not a director, officer, or employee of a member institution or of any person that receives advances from us, and who is not an officer of any FHLBank.  At least two Independent Directors must be “public interest” directors.  Public interest directors, as defined by Finance Agency regulations, are Independent Directors who have at least four years of experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection.  Pursuant to Finance Agency regulations, each Independent Director must either satisfy the aforementioned requirements to be a public interest director, or have knowledge or experience in one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.

Our members are permitted to identify candidates to be considered by us to be included on the Independent Director nominee slate. Our Board of Directors is then required by Finance Agency regulations to consult with our Affordable Housing Advisory Council (“Advisory Council”) in establishing the nominee slate.  (The Advisory Council is an advisory body consisting of fifteen persons residing in our district appointed by our Board, the members of which are drawn from community and not-for-profit organizations that are actively involved in providing or promoting low and moderate income housing or community lending.  The Advisory Council provides advice on ways in which we can better carry out our housing finance and community lending mission.)  After the nominee slate is approved by the Board, the slate is then presented to our membership for a district-wide vote.  The election regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director’s nominees for Independent Directorships.

The Board does not solicit proxies, nor are member institutions permitted to solicit or use proxies in order to cast their votes in an election.

The following table sets forth information regarding each of the directors who served on our Board at any time during the period from January 1, 2011 through the date of this annual report on Form 10-K.  Unless otherwise specifically indicated by a footnote, all persons in the below table served continuously on the Board from January 1, 2011 through the date of this annual report on Form 10-K.  Footnotes are also used to specifically identify (i) those Directors who served on the Board only through December 31, 2011 or January 1, 2012; (ii) those directors who served on the Board in 2011 and who were also elected to serve by our members for a new term on the Board commencing on January 1, 2012; and (iii) those Directors who were elected to serve by our members or the Board for a term on the Board commencing on January 1, 2012.  Following table is biographical information for each director.

No director has any family relationship with any of our other directors or executive officers of us.  In addition, no director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Director Name	Age as of 3/23/2012	Bank Director Since	Start of Current Term	Expiration of Current Term	Represents Bank Members in	Director Type
Michael M. Horn (Chair)	72	4/2007	1/1/10	12/31/13	Districtwide	Independent
José Ramon González (Vice Chair)	57	1/2004	1/1/10	12/31/13	PR & USVI	Member
John R. Buran (a)	62	12/2010	1/1/12	12/31/15	NY	Member
Anne Evans Estabrook	67	1/2004	1/1/11	12/31/14	Districtwide	Independent
Joseph R. Ficalora	65	1/2005	1/1/11	12/31/14	NY	Member
Jay M. Ford	62	6/2008	1/1/09	12/31/12	NJ	Member
James W. Fulmer	60	1/2007	1/1/10	12/31/13	NY	Member
Ronald E. Hermance, Jr.	64	1/2005	1/1/11	12/31/14	NJ	Member
Thomas L. Hoy (b)	63	1/2012	1/1/12	12/31/15	NY	Member
Katherine J. Liseno	67	1/2004	1/1/10	12/31/13	NJ	Member
Kevin J. Lynch	65	1/2005	1/1/11	12/31/14	NJ	Member
Joseph J. Melone (c)	80	4/2007	1/1/12	12/31/15	Districtwide	Independent
Richard S. Mroz	50	3/2002	1/1/11	12/31/14	Districtwide	Independent
Thomas M. O’Brien (d)	61	4/2008	1/1/09	1/1/12	NY	Member
Vincent F. Palagiano (e)	71	1/2012	1/1/12	12/31/12	NY	Member
C. Cathleen Raffaeli	55	4/2007	1/1/09	12/31/12	Districtwide	Independent
Edwin C. Reed	58	4/2007	1/1/09	12/31/12	Districtwide	Independent
DeForest B. Soaries, Jr. (c)	60	1/2009	1/1/12	12/31/15	Districtwide	Independent
George Strayton (f)	68	6/2006	1/1/09	12/31/11	NY	Member

(a)         Mr. Buran served on the Board as a Member Director representing the interests of New York members throughout 2011, and his term expired on December 31, 2011.  On November 14, 2011, Mr. Buran was elected by our membership to serve as a Member Director representing the interests of New York members for a new four year term commencing January 1, 2012.

(b)         Mr. Hoy was elected on November 14, 2011 by our membership to serve as a Member Director representing the interests of New York members for a four year term commencing January 1, 2012.

(c)          Mr. Melone and Rev. Soaries both served on the Board as Independent Directors representing the interests of members throughout our membership district throughout 2011, and their terms expired on December 31, 2011.  On November 14, 2011, they were elected by our membership to serve as Independent Directors for new terms of four years each commencing January 1, 2012.

(d)         Mr. O’Brien served on the Board as a Member Director representing the interests of New York members throughout 2011.  He sent us a letter received on December 12, 2011 indicating that he would no longer be eligible to serve as a Member Director representing New York members once the pending merger of the institution of which he was President and Chief Executive Officer, our member State Bank of Long Island, Jericho, New York, with another entity located outside of the State of New York was concluded, and that as such he would resign from the Board on the effective date of the merger. Mr. O’Brien indicated in his letter that the effective date was expected to be January 2, 2012.  The merger took place on January 1, 2012.

(e)          On December 15, 2011, our Board voted to elect Mr. Palagiano to serve as a Member Director representing New York members effective upon the resignation from the Board of Mr. O’Brien, an event that took place on January 1, 2012.  Mr. Palagiano will serve on the Board through and until December 31, 2012, the end date of the directorship that had been held by Mr. O’Brien.

(f)           Mr. Strayton served on the Board as a Member Director representing the interests of New York members throughout 2011, and his term expired on December 31, 2011.  He did not run again for another term.

Mr. Horn (Chair) has been a partner in the law firm of McCarter & English, LLP since 1990.  He has served as the Commissioner of Banking for the State of New Jersey and as the New Jersey State Treasurer.  He was also a member of the New Jersey State Assembly and served as a member of the Assembly Banking Committee.  In addition, Mr. Horn served on New Jersey’s Executive Commission on Ethical Standards as both its Vice Chair and Chairman, was appointed as a State Advisory Member of the Federal Financial Institutions Examination Council, and was a member of the Municipal Securities Rulemaking Board.  Mr. Horn is counsel to the New Jersey Bankers Association, chairman of the Bank Regulatory Committee of the Banking Law Section of the New Jersey State Bar Association, and a Fellow of the American Bar Foundation.  He served as a director of Ryan Beck & Co. through February 27, 2007. Mr. Horn’s legal and regulatory experience, as indicated by his background, support his qualifications to serve on our Board as an Independent Director.

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

Mr. Buran is Director, President and Chief Executive Officer of Bank members Flushing Savings Bank and Flushing Commercial Bank, and also of Flushing Financial Corporation, the holding company for those two institutions. He joined Flushing Savings Bank and Flushing Financial Corporation in 2001 as Chief Operating Officer and he became a Director of these entities in 2003.  In 2005, he was named President and Chief Executive Officer of Flushing Savings Bank and Flushing Commercial Bank.  He became a Director, as well as President & CEO, of Flushing Commercial Bank in 2007.  Mr. Buran’s career spans 35 years in the banking industry, beginning with Citibank in 1977.  There he held a variety of management positions including Business Manager of their retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of their Investment Sales Division. Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut.  He also spent time as a consultant and Assistant to the President of Carver Bank.  Mr. Buran has devoted his time to a variety of charitable and not-for profit organizations.  He has been a board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, Family and Children’s Association, EAS, Long Island University, the Long Island Philharmonic and Channel 21.  He was the fundraising chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award.  His work in the community has been recognized by Family and Children’s Association, and the Gurwin Jewish Geriatric Center.  He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award.  Mr. Buran was honored with St. Joseph’s College’s Distinguished Service Award in 1998 and 2004.  Mr. Buran also serves on the Advisory Board and is former Board President of Neighborhood Housing Services of New York City.  He is a Board member of The Korean American Youth Foundation.  He is also past Chairman and a current board member of the New York Bankers Association as well as a Director of New York Bankers Service Corporation. Mr. Buran also serves on the board of the Long Island Conservatory.  In 2011, he was appointed to the Community Depository Institutions Advisory Council of the Federal Reserve Bank of New York.  He holds a B.S. in Management and an M.B.A., both from New York University.

Ms. Estabrook has been chief executive of Elberon Development Co. in Cranford, New Jersey since 1984.  It, together with its affiliated companies, owns approximately two million square feet of rental property.  Most of the property is industrial with the remainder serving commercial and retail tenants.  She is the past chairman of the New Jersey Chamber of Commerce and, until June 2007, served on its executive committee, and chaired its nominating committee.  She previously served as a director on the board of New Brunswick Savings Bank.  Ms. Estabrook also served as a member of the Lay Board of the Delbarton School in Morristown for 15 years, including five years as chair.  Since 2005, Ms. Estabrook has served as a Director of New Jersey American Water Company, Inc.  Until December 2010, Ms. Estabrook was a member and Secretary of the Board of Trustees of Catholic Charities, served on its Executive Committee and its Audit Committee, and chaired its Finance Committee and Building and Facilities Committees.  She is presently on the Board of Overseers of the Weill Cornell Medical School, is a Trustee of St. Barnabas Corporation, and is also on the Board of Trustees of Monmouth Medical Center, where she serves on its Executive and Community Action Committees, and Chairs the Children’s Hospital Committee.  Ms. Estabrook serves as a Member of the Liberty Hall Museum Board at Kean University in Union, NJ and serves on the Board of Trustees of the New Jersey Performing Arts Center (NJPAC).  In April 2011, Ms. Estabrook was selected to serve on New Jersey Governor Chris Christie’s New Jersey Council on Higher Education as its Vice Chair.  In September 2011, she became a member of the board of managers of the Theatre Square Development Company, LLC. Ms. Estabrook’s experience in, among other areas, representing community interests in housing, and in project development, as indicated by her background described above, support her qualifications to serve on our Board as a public interest director and Independent Director.

Mr. Ficalora has been the President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. (“NYCB”) since its inception on July 20, 1993.  He has also been the President, and Chief Executive Officer and a Director of NYCB primary subsidiaries, New York Community Bank (“New York Community”) and New York Commercial Bank (“New York Commercial”), both of which are our members, since January 1, 1994 and

December 30, 2005, respectively.  On January 1, 2007, he was appointed Chairman of New York Community Bancorp, Inc., New York Community and New York Commercial (a position he previously held at New York Community Bancorp, Inc. from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001); he served as Chairman of these three entities until December 2010.  Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora has held increasingly responsible positions, crossing all lines of operations.  Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary. A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations.  In addition to previously serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association and Chairman of its Metropolitan Area Division.  Additionally, he is a member of the Board of Directors of the American Bankers Association.  He also serves on the Board of Directors of RSI Retirement Trust, Pentegra Services, Inc., and of Peter B. Cannell and Co., Inc., an investment advisory firm that became a subsidiary of New York Community in 2004.  Mr. Ficalora served as a member of the Board of Directors of the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington, D.C., and also served as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York.  Mr. Ficalora has also previously served as a director of Computhrift Corporation, Chairman and board member of the New York Savings Bank Life Insurance Fund, President and Director of the MSB Fund and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc. With respect to community activities, Mr. Ficalora has been a member of the Board of Directors of the Queens Chamber of Commerce since 1990 and a member of its Executive Committee since April 1992.  In addition, Mr. Ficalora is President of the Queens Borough Public Library and the Queens Library Foundation Board, and serves on the Boards of Directors of the New York Hall of Science, New York Hospital-Queens, Flushing Cemetery, and on the Advisory Council of the Queens Museum of Art.

Mr. Ford has been President and Chief Executive Officer of Bank member Crest Savings Bank, headquartered in Wildwood, New Jersey since 1993, and has served as a director since August of 2010. He has worked in the financial services industry in southern New Jersey for over forty years.  Mr. Ford served as the 2003-04 chairman of the New Jersey League of Community Bankers (“New Jersey League”), and has also served as a member of the New Jersey League’s Executive and Conference Committees, Committee on Examination and Supervision, and Association Political Election Committee.  Mr. Ford served as Chairman of the Community Bank Council of the Federal Reserve Bank of Philadelphia in 1998-1999.  He also served on the board of directors of America’s Community Bankers (“ACB”) and on ACB’s Audit, Finance & Investment, and Professional Development & Education Committees.  Mr. Ford serves on the boards of the Cape Regional Medical Center Foundation, Main Street Wildwood and the Doo Wop Preservation League and has previously served as a director and treasurer of Habitat for Humanity, Cape May County from 1996 to 2001, and as Divisional Chairman of the March of Dimes for Atlantic and Cape May Counties from 1997 to 1999.  In December 2000, he was appointed by Governor Christine Todd Whitman to the New Jersey Department of Banking & Insurance Study Commission. Mr. Ford is a graduate of Marquette University with a degree in accounting and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of CPAs.

Mr. Fulmer has been a director of Bank member The Bank of Castile since 1988, the Chairman since 1992, Chief Executive Officer since 1996, and President since 2002.  Mr. Fulmer is also Vice Chairman of Tompkins Financial Corporation (“Tompkins Financial”), the parent company of The Bank of Castile, since 2007, and has served as President and a Director of Tompkins Financial since 2000. Since 2001, he has served as Chairman of the Board of Tompkins Insurance Agencies, Inc., a subsidiary of Tompkins Financial.  He also served as Chairman of AM&M Financial Services, Inc. another subsidiary of Tompkins Financial, from 2006 until its merger with Tompkins Financial Advisors, also a subsidiary of Tompkins Financial, in January 2011. Mr. Fulmer currently serves as a Director of Tompkins Financial Advisors.  In addition, since 1999, Mr. Fulmer has served as a member of the board of directors of Bank member Mahopac National Bank, which is also a subsidiary of Tompkins Financial Corporation.  He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until its merger with Tompkins Financial Corporation in 1999.  Before joining The Bank of Castile, Mr. Fulmer held various executive positions with Fleet Bank of New York (formerly known as Security New York State Corporation and Norstar Bank) for approximately 12 years.  He is an active community leader, serving as a member of the Board of Directors of the Erie & Niagara Insurance Association, Buffalo, NY, Cherry Valley Insurance Company, Buffalo, NY, and United Memorial Medical Center in Batavia, New York. Mr. Fulmer is also a board member and treasurer of WXXI Public Broadcasting Council in Rochester, NY. He is a former director of the Monroe Title Corporation and the Catholic Heath System of Western New York. He is also a former president of the Independent Bankers Association of New York State and a former member of the Board of Directors of the New York Bankers Association.

Mr. Hermance, Chairman and Chief Executive Officer of Bank member Hudson City Savings Bank, Paramus, New Jersey, has over 20 years of service with that institution.  He joined Hudson City as Senior Executive Vice President and Chief Operating Officer and was also named to the Board of Directors. In 1997, he was promoted to President, and he served in that position through December 14, 2010. On January 1, 2002, he also became Chief Executive Officer.  On January 1, 2005, Mr. Hermance assumed the title of Chairman in addition to his other titles.  Mr. Hermance is also currently Chairman and Chief Executive Officer of Hudson City Bancorp, the parent company, which trades on the NASDAQ.  Mr. Hermance serves as a member of the Board of Trustees of St. John Fisher College.

Mr. Hoy serves as Chairman and CEO of Bank member Glens Falls National Bank and Trust Company. He is also Chairman, President and CEO of Arrow Financial Corporation, the holding company for Glens Falls National Bank and Trust Company and Bank member Saratoga National Bank and Trust Company.  Mr. Hoy joined Glens Falls National Bank in 1974 as a Management Trainee and became President of the Bank on January 1, 1995.  He became President of Arrow in 1996 and CEO in 1997. Mr. Hoy is a graduate of Cornell University and has been active in various banking organizations, including serving as past President of the Independent Bankers Association of New York, past Chairman of the New York Bankers Association, and past member of the American Bankers Association Board of Directors. Mr. Hoy served four years on active duty in the Navy as a Surface Warfare Officer on various destroyers, and retired after twenty years as a Commander in the U.S. Naval Reserve. He has been extremely active in his community, serving on numerous Boards and leading several community fundraising efforts.  He has been recognized for his community service with the J. Walter Juckett Award from the Adirondack Regional Chambers of Commerce, the Twin Rivers Council’s Good Scout Award and the C.R. Wood Theater’s Charles R. Wood Award.

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

Mr. Lynch has been President and Chief Executive Officer of Bank member Oritani Bank, headquartered in the Township of Washington, New Jersey, since July 1, 1993.  He has also been President and Chief Executive Officer of Oritani Financial Corporation, the holding company of Oritani Bank, since its formation in 1998.  Mr. Lynch has also served as Chair of the two aforementioned entities since August of 2006; prior to that time, he served as a Director.  Mr. Lynch is a former Chairman of the New Jersey League of Community Bankers and served as a member of its Board of Governors for several years and also served on the Board of its subsidiary, the Thrift Institutions Community Investment Corp. (TICIC).  Mr. Lynch is a member of the Professional Development and Education Committees of the American Bankers Association.  He was a member of the Board of Directors of the Pentegra Defined Benefit Plan For Financial Institutions from 1997 through 2007, and was Chair of that Board in 2004 and 2005 and Vice Chair in 2002 and 2003, and has been a member of the Board of Pentegra Services, Inc. since 2007.  He is a member of the American Bar Association and a former member of the Board of Directors of Bergen County Habitat for Humanity.  Prior to appointment to his current position at Oritani Bank in 1993, Mr. Lynch was Vice President and General Counsel of a leasing company and served as a director of Oritani Bank.  Mr. Lynch earned a Juris Doctor degree from Fordham University, an LLM degree from New York University, an MBA degree from Rutgers University and a BA in Economics from St. Anselm’s College.

Mr. Melone has been chairman emeritus of The Equitable Companies, Incorporated since April 1998. Prior to that, he was President and Chief Executive Officer of The Equitable Companies from 1996 until his retirement in April 1998 and, from 1990 until his retirement in April 1998, he was Chairman and Chief Executive Officer of its principal insurance subsidiary, The Equitable Life Assurance Society of the United States (“Equitable Life”).  Prior to joining Equitable Life in 1990, Mr. Melone was president of The Prudential Insurance Company of America. He is a former Huebner Foundation fellow, and previously served as an associate professor of insurance at The Wharton School of the University of Pennsylvania and as a research director at The American College.  Mr. Melone is a Chartered Life Underwriter, Chartered Financial Consultant and Chartered Property and Casualty Underwriter.  He currently serves on the boards of Newark Museum, Newark, New Jersey, Auburn Theological Seminary, New York City, New York, and St. Barnabas Medical Center, Livingston, New Jersey. Until August of 2007, Mr. Melone served on the board of directors of BISYS; until December of 2007, he served on the board of directors of Foster Wheeler; and, until May of 2010, he served as chairman of the board of Horace-Mann Educators, Inc.  Mr. Melone has held other leadership positions in a number of insurance industry associations, as well as numerous civic organizations.  He received his bachelor’s, master’s and doctoral degrees from the University of Pennsylvania.  Mr. Melone’s financial and other management experience, as indicated by his background described above, support his qualifications to serve on our Board as an Independent Director.

Mr. Mroz, of Haddonfield, New Jersey, is a government and public affairs consultant and lawyer.  Mr. Mroz has been the sole proprietor of a government and public affairs consulting business since January 1, 2010.  From January 1, 2007 until December 2009, he served as President of Salmon Ventures, Ltd, a firm with which he maintains an affiliation.  Salmon Ventures is a non-legal government, regulatory and public affairs consulting firm.  Mr. Mroz represents clients in New Jersey and nationally in connection with legislative, regulatory and business development affairs.  Mr. Mroz, as a governmental affairs agent, is an advocate for clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters. In his law practice he concentrates on real estate, corporate and regulatory issues.  In this regard, Mr. Mroz became, as of March 1, 2011, Of Counsel to the law firm of Archer & Greiner.  From April 1, 2007 through the end of February 2011, he was Of Counsel to the law firm of Gruccio, Pepper, DeSanto & Ruth.  Prior to that, he was Of Counsel to the law firm of Stradley Ronon Stevens & Young, LLP for six years, until December 31, 2006.  Mr. Mroz has a distinguished record of community and public service.  He is the former Chief Counsel to New Jersey Governor Christine Todd Whitman, serving in that position in 1999 and 2000.  Prior to that, he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team.  He served as County Counsel for Camden County, New Jersey, from 1991 to 1994.  Mr. Mroz is also active in community affairs, serving on the board of directors for the New Jersey Alliance for Action and also as the Chairman of the Board of the Volunteers for America, Delaware Valley.  Mr. Mroz currently serves as counsel to the New Jersey Conference of Mayors, and was former counsel to the Delaware River Bay Authority and to the Atlantic City Hotel and Lodging Association.  He was also, through December 31, 2010, the solicitor for the Waterford Township, N.J., Planning Board.  He has been a frequent commentator on Philadelphia radio and TV stations regarding election and political issues.  The legal and regulatory experience of Mr. Mroz, as indicated by his background, support his qualifications to serve on our Board as an Independent Director.

Mr. O’Brien joined Bank member State Bank of Long Island as President, CEO and director in November of 2006, following six years serving as the President, CEO and director of Atlantic Bank of New York.  During this time, he also served as President, CEO and director of State Bancorp, Inc., the holding company of State Bank of Long Island.  On January 1, 2012, Valley National Bancorp acquired State Bancorp, Inc. and concurrently Valley National Bank acquired State Bank of Long Island.  When these events occurred, Mr. O’Brien’s positions with these entities terminated, and he left the Board of the Federal Home Loan Bank of New York. Mr. O’Brien presently serves as a consultant to Valley National Bank. He previously served as Vice Chairman of North Fork Bancorporation as well as Chairman of the Board, President and CEO of North Side Savings Bank.  Mr. O’Brien is a past Chairman of the New York Bankers Association.  He serves as an independent trustee of Prudential Insurance Company’s Mutual Fund Complex, a trustee of the Catholic Healthcare System of New York and Catholic Healthcare Foundation, and a trustee of Niagara University.  He has been a trustee of Molloy College, a member of the National Advisory Board of Fannie Mae and an advisory board member for Neighborhood Housing Services of New York City.

Mr. Palagiano has served as Chairman of the Board and CEO of Bank member The Dime Savings Bank of Williamsburgh (“Dime Savings”) since 1989 and of the holding company for the Bank, Dime Community Bancshares, Inc. (“Dime Community”), since its formation in 1995.  He has served as a Trustee or Director of the Dime Savings since 1978.  In addition, Mr. Palagiano has served on the Board of Directors of the Boy Scouts of America, Brooklyn Division since 1999, and served on the Boards of Directors of the Institutional Investors Capital Appreciation Fund from 1996 to 2006, and The Community Bankers Association of New York from 2001 to 2005.  Mr. Palagiano joined Dime Savings in 1970 as an appraiser and has also served as President of both Dime Community and Dime Savings, and as Executive Vice President, Chief Operating Officer and Chief Lending Officer of Dime Savings.  Prior to 1970, Mr. Palagiano served in the real estate and mortgage departments at other financial institutions and title companies.

Ms. Raffaeli has been the President and Managing Director of the Hamilton White Group, LLC since 2002.  The Hamilton White Group is an investment and advisory firm dedicated to assisting companies grow their businesses, pursue new markets and acquire capital.  From 2004 to 2006, she was also the President and Chief Executive Officer of the Cardean Learning Group. Additionally, she served as the President and Chief Executive Officer of Proact Technologies, Inc. from 2000 to 2002 and Consumer Financial Network from 1998 to 2000.  Ms. Raffaeli also served as the Executive Director of the Commercial Card Division of Citicorp and worked in executive positions in Citicorp’s Global Transaction Services and Mortgage Banking Divisions from 1994 to 1998.  She has also held senior positions at Chemical Bank and Merrill Lynch.  Ms. Raffaeli served on the Board of Directors of E*Trade from 2003 through 2011 and served on the Board of American Home Financial Corporation from 1998 through 2010. She currently serves on three university and college boards. Ms. Raffaeli’s financial and other management experience, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

Rev. Reed is the founder and CEO of GGT Development LLC, a company which started in May of 2009.  The strategic plan of the corporation focuses on the successful implementation of housing and community development projects, including affordable housing projects, schools, and multi-purpose facilities.  He has been involved in development projects totaling more than $125 million.  He formerly served as Chief Executive Officer of the Greater Allen Development Corporation from July 2007 through March 2009.  The Greater Allen Development Corporation and its related development entities rehabilitated communities through its involvement in affordable housing projects, mixed use commercial/residential projects, and other development opportunities. Rev. Reed previously was the Chief Financial Officer of Greater Allen AME Cathedral, located in Jamaica, Queens, New York, from 1996 to July 2007. From 1986 to 1995, Rev. Reed served as the campaign manager and Chief of Staff for Congressman Floyd H. Flake.  Prior to becoming involved in public policy, Rev. Reed managed the $6 billion liquid asset portfolio for General Motors and was a financial analyst for Chevrolet, Oldsmobile, Pontiac, Cadillac, Buick and GM of Canada.  Rev. Reed gained his initial financial experience as a banker at First Tennessee Bank in Memphis, Tennessee.  Rev. Reed earned a Masters of Business Administration from Harvard Business School, a Bachelor of Business Administration from Memphis State University and a Masters of Divinity at Virginia Union University. He currently serves on the following organizations in the following positions: Vice Chairman of Audit Committee, Board of Trustees, Hofstra University; Chairman, Jamaica Business Resource Center; Secretary/Treasurer, Outreach Project; Board Member, JP Morgan Chase Bank National Community Advisory Board; Board Member, New York Housing Conference; Board Member, Wheelchair Charities; and Board Member, African-American Real Estate Professionals of New York. Rev. Reed’s experience in representing community interests in housing, as indicated by his background described above, support his qualifications to serve on our Board as a public interest director and Independent Director.

Dr. Soaries has been the Senior Pastor of the First Baptist Church of Lincoln Gardens in Somerset, New Jersey since November 1990. A pioneer of faith-based community development, Dr. Soaries has led First Baptist in the construction of a new $20 million church complex and the formation of many not-for-profit entities to serve the community surrounding the church.  Highlights of Dr. Soaries’ ministry include recruiting 379 families to become foster parents to 770 children; helping 236 children find adoptive parents; constructing 145 new homes for low and moderate income residents to own; redeveloping 150,000 square feet of commercial real estate; operating a “green jobs” training program; serving hundreds of youth in an after school center and homework club; forming a youth entrepreneurship program; organizing a community development credit union; implementing a strategy to help 1,000 families become debt-free; and creating a program designed to help homeowners recover homes lost through foreclosure. He is the author of dfree™ Breaking Free from Financial Slavery.  Founded in 2005, his dfree™ campaign is the linchpin of a successful strategy to lead people, families, and organizations out of debt to attain financial independence.  Dr. Soaries and his dfree™ strategy were the focus of the third installment of CNN’s Black in America documentary “Almighty Debt.”  From January 12, 1999 to January 15, 2002, Dr. Soaries served as New Jersey’s 30th Secretary of State.  In 2004 he also served as the first chairman of the United States Election Assistance Commission, having been appointed by the President and confirmed by the United States Senate.  Since February of 2011, he has served on the board of Independence Realty Trust.  Dr. Soaries’ project development experience, as indicated by his background described above, support his qualifications to serve on our Board as an Independent Director.

Mr. Strayton was President, Chief Executive Officer and a director of Bank member Provident Bank, an independent full-service community bank headquartered in Montebello, New York, from 1986 until July of 2011.  He was also President, Chief Executive Officer and a director of Provident New York Bancorp, the holding company of Provident Bank, and of Provident Municipal Bank.  In July, 2011, Mr. Strayton retired from most of the foregoing positions, but continued to serve as a director of Provident New York Bancorp and as a director of Provident Bank.  He also currently serves as a director of Orange & Rockland Utilities.  At the time of his retirement, Mr. Strayton was a director of the New York Bankers Association, a member of the Government Affairs Committee of the American Bankers Association and a director of the New York Business Development Corporation.  He also served on the Community Depository Institutions Advisory Council of the Federal Reserve Bank of New York.  Mr. Strayton’s career included chairmanships of the Community Bankers Association of New York State, St. Thomas Aquinas College, Rockland Business Association, Rockland County Boy Scouts of America, and Rockland United Way, among other local organizations.

Executive Officers

The following sets forth the executive officers of the FHLBNY at December 31, 2011 and as of the date of this annual report.  We have determined that our executive officers are those officers who are members of our internal Management Committee.  All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/27/12	3/27/2012	Bank Since	Member Since

Alfred A. DelliBovi	President & Chief Executive Officer	66	11/30/92	03/31/04
Eric P. Amig	Senior Vice President & Director of Bank Relations	53	02/01/93	01/01/09
John F. Edelen	Senior Vice President & Chief Risk Officer	50	05/27/97	01/01/11
G. Robert Fusco *	Senior Vice President, CIO & Head of Enterprise Services	53	03/02/87	05/01/09
Adam Goldstein	Senior Vice President & Head of Sales & Business Development	38	07/14/97	03/20/08
Paul B. Héroux	Senior Vice President & Head of Member Services	53	02/27/84	03/31/04
Peter S. Leung	Senior Vice President & Head of Asset Liability Management	57	01/20/04	03/31/04
Patrick A. Morgan	Senior Vice President & Chief Financial Officer	71	02/16/99	03/31/04
Kevin M. Neylan	Senior Vice President, Strategy and Finance	54	04/30/01	03/31/04
Craig E. Reynolds **	Senior Vice President, Asset Liability Management	63	06/27/94	03/31/04

*                 Left employment 1/8/93; rehired 5/10/93.

**          Retired on 3/4/11. Position listed as held in this table is position held as of that date.

Alfred A. DelliBovi was elected President of the Federal Home Loan Bank of New York in November 1992.  As President, he serves as the Chief Executive Officer and directs our overall operations to facilitate the extension of credit products and services to our member-lenders.  Since 2005, Mr. DelliBovi has been a member of the Board of Directors of the Pentegra Defined Contribution Plan for Financial Institutions; he previously served on this board from 1994 through 2000.  Since October, 2009, he has served on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions; he previously served on this board from 2001 through 2003.  In addition, Mr. DelliBovi was appointed by the U.S. Department of the Treasury in September 2006 to serve as a member of the Directorate of the Resolution Funding Corporation, and he was appointed Chairman in September 2007; he served on this board until October 2009.  In November 2009, Mr. DelliBovi was appointed to serve as Chair of the Board of the Financing Corporation (“FICO”).  Mr. DelliBovi previously served on the FICO Board as Chair from November 2002 through November 2003, and also served as Vice Chair of the FICO Board from November 1996 to November 1997.  Since July, 2010, Mr. DelliBovi, along with the eleven other FHLBank Presidents and five independent directors, has served as a Director of the Office of Finance of the Federal Home Loan Banks. In December 2011, Mr. DelliBovi was named to the Bipartisan Policy Center’s Housing Commission. This 17 member national commission is in the process of developing a package of realistic and actionable policy recommendations to address the nation’s troubled housing sector.  Prior to joining the Bank, Mr. DelliBovi served as Deputy Secretary of the U.S. Department of Housing and Urban Development from 1989 until 1992.  In May 1992, President Bush appointed Mr. DelliBovi Co-Chairman of the Presidential Task Force on Recovery in Los Angeles.  Mr. DelliBovi served as a senior official at the U.S. Department of Transportation in the Reagan Administration, was elected to four terms in the New York State Assembly, and earned a Master of Public Administration degree from Bernard M. Baruch College, City University of New York.

Eric P. Amig joined us as Director of Bank Relations in February 1993.  In January of 2009 he was named Head of Bank Relations. From 1985 through January 1993, he worked in the U.S. Department of Housing and Urban Development; during this time he served as Special Assistant to the Deputy Secretary from 1990-1993.  Mr. Amig has also served as a legislative aide to the President Pro Tempore of the Pennsylvania State Senate and was the Executive Director of the Federal/State Relations Committee of the Pennsylvania House of Representatives.

John F. Edelen was named Chief Risk Officer in January 2011. In this role, Mr. Edelen directs the Bank’s enterprise-wide risk management and oversees the Credit Policy, Compliance, Operations Risk, Risk Analytics, Validation and Risk Strategy Departments. He previously was the Director of ALM Risk Strategy and Development. Mr. Edelen joined the Bank in 1997 from Oppenheimer and Co. as a derivative products trader/analyst and held various positions of increasing responsibility within our capital markets and risk management functions. A veteran of Persian Gulf War II, Mr. Edelen served for 9 years in the U.S. Army as a Ranger and Paratrooper and commanded a unit in the 82nd Airborne Division. He holds an MBA from the Columbia Business School and Bachelor of Science degree from the United States Military Academy.

G. Robert Fusco was named Chief Information Officer and Head of Technology and Support Services in May 2009. In June 2009, he reorganized the Technology and Support Services area as Enterprise Services and is currently CIO and Head of Enterprise Services. Mr. Fusco is responsible for all of our marketing, technology, telecommunications, records management, business continuity and facilities services.  Mr. Fusco has been with us since April 1987. During his 24 years at the Bank, he has held various management positions in Information Technology, including IT Director starting in 2000, Chief Technology Officer starting in 2006, and CIO in 2008. Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook. He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking. Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York.

Adam Goldstein was named Head of Sales and Business Development in January of 2012.  In this role, he leads advance business sales, the Mortgage Partnership Finance® program, and sales and business development efforts.  Mr. Goldstein previously served as the Head of Marketing and Sales from March 2008 through December 2011.  From May 2003 through February 2008, he served as Director of Sales and Marketing.  Mr. Goldstein joined us in June 1997 and has held a number of key positions in our sales and marketing areas.  In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University, and in Finance from The New York Institute of Finance.

Paul B. Héroux was named Head of Member Services in March 2004; in this role, he oversees several functions, including Credit and Correspondent Services, Collateral Services and Community Investment/Affordable Housing Operations.  Mr. Héroux joined in 1984 as a Human Resources Generalist and served as the Director of Human Resources from 1988 to 1990.  During his tenure, he has held other key positions including Director of Financial Operations and Chief Credit Officer.  He received an undergraduate degree from St. Bonaventure University and is a graduate of the Columbia Senior Executive Program as well as the ABA Stonier National Graduate School of Banking.  Prior to joining us, Mr. Héroux held positions at Merrill Lynch & Co. and E.F. Hutton & Co.

Peter S. Leung joined us as Chief Risk Officer in January 2004, and served in that position until December, 2010.  He was named Head of Asset Liability Management in January 2011. Mr. Leung has more than twenty-six years experience in the Federal Home Loan Bank System.  Prior to joining us, Mr. Leung was the Chief Risk Officer of the Federal Home Loan Bank of Dallas for three years, and the Associate Director and then Deputy Director of the Office of Supervision of the Federal Housing Finance Board for a total of 11 years.  He also served as an examiner with the Federal Home Loan Bank of Seattle and with the Office of Thrift Supervision for a total of four years in the 1980’s.  Mr. Leung is a CPA and has an undergraduate degree from SUNY at Buffalo and an M.B.A. from City University, Seattle, Washington.

Patrick A. Morgan was named the Chief Financial Officer in March 2004.  Mr. Morgan joined us in 1999 after more than fifteen years in the financial services industry including working for one of the largest international banks in the U.S.  Prior to that, Mr. Morgan was a senior audit manager with one of the Big Four public accounting firms.  He is a CPA and a member of the New York State Society of CPAs and the American Institute of CPAs.  Mr. Morgan informed us on January 5, 2012 of his decision to retire on or about March 29, 2012.

Kevin M. Neylan was named Head of Strategy and Finance in January 2012. He was previously Head of Strategy and Business Development from January 2009 through December 2011, Head of Strategy and Organizational Performance from January 2005 to December 2008, and Director, Strategy and Organizational Performance from January 2004 to December 2004. He will become Chief Financial Officer upon the retirement of Patrick Morgan. Mr. Neylan is currently responsible for developing and monitoring the execution of our business strategy and overseeing our Finance, Human Resources and Legal functions.  Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining us in April 2001.  He was a partner in the financial service consulting group of one of the Big Four accounting firms.  He holds an M.S. in corporate strategy from the MIT Sloan School of Management and a B.S. in management from St. John’s University (NY).

Craig E. Reynolds was named Head of Asset Liability Management in March 2004, and served in that capacity through December 2010.  Mr. Reynolds then served as Senior Vice President, Asset Liability Management until his retirement on March 4, 2011. Prior to March 2004, he served as Treasurer.  Mr. Reynolds joined us in 1994 after more than 22 years in banking, with almost half this time spent working abroad in international banking.  He was the treasurer of a U.S. bank’s branch in Tokyo and later resided in Riyadh, Saudi Arabia as the treasurer of a Saudi Arabian bank for over five years.  He received an undergraduate degree from Manhattan College in the Bronx, New York.

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions.  For the period from January 1, 2011 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Anne E. Estabrook (2011 Chair), Katherine J. Liseno (Vice Chair), John R. Buran, Joseph R. Ficalora, Jay M. Ford (2012 Chair), José R. González, Michael M. Horn, Thomas L. Hoy, Joseph J. Melone and Richard S. Mroz.  As of the date of the filing of this annual report on Form 10-K, the members of the Audit Committee are:  Jay M. Ford (Chair), Katherine J. Liseno (Vice Chair), John R. Buran, Joseph R. Ficalora, José R. González, Michael M. Horn, Thomas L. Hoy, Joseph J. Melone and Richard S. Mroz.

Audit Committee Financial Expert

Our Board of Directors has determined that for the period from January 1, 2011 through the date of the filing of this annual report on Form 10-K, José R González of the FHLBNY’s Audit Committee qualified as an “audit committee financial expert” under Item 407 (d) of Regulation S-K but was not considered “independent” as the term is defined by the rules of the New York Stock Exchange.

Code of Ethics

It is the duty of the Board of Directors to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the FHLBNY on a day-to-day basis and to assure that the long-term interests of the shareholders are being served.  To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that we are committed to business success through maintenance of the highest standards of responsibility and ethics.  In this regard, the Board has adopted a Code of Business Conduct and Ethics that applies to all employees as well as the Board.  The Code of Business Conduct and Ethics is posted on the Corporate Governance Section of the FHLBNY’s website at http://www.fhlbny.com.  We intend to disclose any changes in or waivers from its Code of Business Conduct and Ethics by filing a Form 8-K or by posting such information on its website.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

About the Bank’s Mission

The mission of the Federal Home Loan Bank of New York (“Bank”, or “we”, “us” or “our”) is to advance housing opportunity and local community development by maximizing the capacity of its community-based member-lenders to serve their markets.

We meet our mission by providing our members with access to economical wholesale credit and technical assistance through our credit products, mortgage finance programs, housing and community lending programs and correspondent services to increase the availability of home financing to families of all income levels.

Achieving the Bank’s Mission

We operate in a very competitive market for talent. Without the capability to attract, motivate and retain talented employees, the ability to fulfill our mission would be in jeopardy. All employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring a variety of skills. Our employees not only have the appropriate talent and experience to execute our mission, but they also possess skill sets that are difficult to find in the marketplace. In this regard, as of December 31, 2011, we employed 273 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $97.7 billion in assets.

Compensation and Human Resources Committee Oversight of Compensation

Compensation is a key element in attracting, motivating and retaining talent. In this regard, it is the role of the C&HR Committee of the Board of Directors (“Board”) to:

1.              review and recommend to the Board changes regarding our compensation and benefits programs for employees and retirees;

2.              review and approve individual performance ratings and related merit increases for our Chief Executive Officer and for the other Management Committee members;

3.              review salary adjustments for Bank Officers;

4.              review and approve annually the Bank’s Incentive Compensation Plan (“Incentive Plan”), year-end Incentive Plan results and Incentive Plan award payouts;

5.              advise the Board on compensation, benefits and human resources matters affecting Bank employees;

6.              review and discuss with Bank management the Compensation Discussion and Analysis (“CD&A”) to be included in our Form 10-K and determine whether to recommend to the Board that the CD&A be included in the Form 10-K; and

7.              review and monitor compensation arrangements for our executives so that we continue to retain, attract, motivate and align quality management consistent with the investment rationale and performance objectives contained in our annual business plan and budget, subject to the direction of the Board.

The Board has delegated to the C&HR Committee the authority to retain and replace, and approve fees and other retention terms for: i) any compensation and benefits consultant to be used to assist in the evaluation of Chief Executive Officer’s compensation, and ii) any other advisors that it shall deem necessary to assist it in fulfilling its duties. The Charter of the C&HR Committee is available in the Corporate Governance section of our web site located at www.fhlbny.com.

The role of Bank management (including executive Officers) with respect to compensation is limited to administering Board-approved programs and providing proposals for the consideration of the C&HR Committee. No member of management serves on the Board or any Board committee.

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

Compensation decisions for all of the NEOs require action of the C&HR Committee of the Board of Directors. However, for purposes of complying with the four-week review period required prior to the taking of final action by the C&HR Committee, we submitted to the regulator on November 18, 2011 proposed 2011 merit-related base pay increases for 2012; further, we submitted to the regulator on February 15, 2012, proposed 2011 incentive award payments to be paid in 2012. The aforementioned merit-related base pay increases were implemented and incentive award payments made after the expiration of the four-week period and following final approval by the C&HR Committee.

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

2.              Executive incentive compensation should be consistent with sound risk management and preservation of the par value of the capital stock.

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

While we believe that our compensation programs align well against each of these principles, we also review compensation programs annually to ensure that they continue to meet our needs.

On April 14, 2011, federal banking regulators, including the Finance Housing Finance Agency, jointly issued an interagency notice of proposed rulemaking to implement section 956 of the Dodd-Frank Act that, if adopted, would require, among other things, the reporting of incentive-based compensation arrangements by a “covered financial institution” and prohibit incentive-based compensation arrangements at such institution that: (i) encourage “covered persons”(i.e., executive Officers, employees, and directors) to expose the institution to inappropriate risks by providing that person excessive compensation; or (ii) encourage inappropriate risk-taking by the covered financial institution that could lead to a material financial loss. The FHLBanks are not expressly designated as a covered financial institution in Dodd Frank; however, the proposed rule seeks to designate the FHLBanks and the Office of Finance as “covered institutions.” The rule, if adopted as proposed, would also require deferral of a portion of incentive-based compensation for executive Officers.

How We Stay Competitive in the Labor Market

The C&HR Committee-recommended and Board-approved Compensation Policy acknowledges and takes into account our business environment and factors to remain competitive in the labor market. The major components of the Compensation Policy, which is currently in effect, include the following:

•                 Maintenance of an overall greater emphasis on base salary and benefits (versus annual and long-term incentives) than would be typical of regional/commercial banks.

•                 The use of regional/commercial banks (see the peer group list in Section I below) as the primary peer group for benchmarking at the 50th percentile of total compensation (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation): and (b) health and welfare programs and other benefits); discounted for purposes of establishing competitive pay levels by 15% to account for the incremental value provided by our benefit programs.

•                 A philosophical determination to match officer positions one position level down versus commercial/regional banks. The rationale is that officer positions at commercial/regional banks may manage multiple business lines in multiple locations. In addition, we generally recruit senior level positions from a ‘divisional’ level at large commercial/regional banks and not the higher ‘corporate’ level.

•                 The targeting of cash compensation pay at the 75th percentile of the FHLBanks where regional/commercial bank data is not available. The 15% discount to account for the incremental value provided by our benefit programs will not be applied to benchmark results from the other FHLBanks, as the other FHLBanks offer similar benefits.

•                 A commitment to conduct detailed cash compensation benchmarking for approximately one-third of officer positions each year. (In this regard, we use benchmarking information from Aon Consulting, Inc. as well as a variety of other reputable sources.)

•                 A commitment to evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits in determining market competitiveness every third year.

Additional factors that we take into account to remain competitive in its labor market include, but are not limited to:

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

The Total Compensation Program

In response to the challenging economic environment in which we operate, compensation and benefits consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits which are listed in Section IV C below. These components, along with certain benefits described in the next paragraph, comprised our total compensation program for 2011, and are discussed in detail in Section IV below.

This CD&A provides information related to the total compensation program provided to our NEOs for 2011 — that is, our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the total compensation program and the elements of compensation provided to our NEOs. These compensation programs are not exclusive to the NEOs; they also apply to employees as explained throughout the CD&A.

I. Objectives of the total compensation program

The objectives of the total compensation program (described above) are to help motivate employees to achieve consistent and superior results over a long period of time and to provide a program that allows us to compete for and retain talent that otherwise might be lured away. Our low turnover rate and retention of our key employees is evidence that the total compensation program is working.

Compensation and Benefits Methodology

In June, 2006 the Committee engaged compensation specialists Aon Consulting, Inc., and its subsidiary, McLagan Partners, Inc. (“McLagan”), which focuses on executive compensation (collectively, “Aon”), to perform a broad and comprehensive review of all the compensation and benefits programs for all employees, including NEOs. To assist the C&HR Committee’s review of the process, the Committee engaged another compensation and benefits consultant, Pearl Meyers and Partners (“Pearl Meyers”), to serve as a ‘check and balance’ with regard to the process. (Aon had, prior to this engagement, been retained with regard to matters pertaining to retiree medical benefits reporting, and had also been involved with a review of actuarial assumptions and valuations used by the administrator of our Defined Benefit and Benefit Equalizations Plans. McLagan had also been previously engaged by the Bank for compensation consulting purposes. Aon continued providing the services listed above in 2011.)

Aon was instructed by the C&HR Committee to: (i) determine how the compensation and benefit programs and level of rewards were compared to and aligned with the market; (ii) ascertain the current and projected costs of each benefit and identify ways to control these costs; (iii) determine the optimal mix of compensation and benefits; and (iv) determine if there were alternative benefit structures that should be considered. Aon was informed of our continued desire to attract, motivate and retain talented employees.

A major undertaking for Aon during the review process was to identify peer groups for “benchmarking” purposes (that is, for purposes of comparing levels of benefits and compensation). Aon weighed a number of factors in order to arrive at the selection of a peer group. Among the factors considered were firms that were either business competitors or labor market competitors (focusing attention on firms either headquartered or having major offices in the same or similar geographic markets), and firms similar in size (assets, revenues and employee population). Through Aon’s experience working with other Home Loan Banks and through direct interviews with the senior management, Aon identified the current and future skill sets needed to meet the business objectives and also noted that we tended to hire employees from and lose employees to certain institutions.

While “Wall Street” firms were considered for use as benchmark peers, Aon recommended they not be used because of an inconsistency between business operating models and compensation models. The rationale was that these firms tend to base their compensation levels to a significant extent on activities that carry a high degree of risk and commensurate level of return. In contrast, as a Federally-regulated provider of liquidity to financial institutions, operates using a low risk/return business model. Based on these considerations, Aon recommended that peer groups should be regional and commercial banks.

In addition, Aon proposed that officer positions be matched one position level down versus commercial/regional banks. Aon’s rationale was that officer positions at commercial/regional banks are one level more significant because they manage multiple business lines in multiple locations. In contrast, we only have two locations and one main business segment. Therefore, we generally recruit senior level positions from a “divisional” level at commercial/regional banks as opposed to the higher “corporate” level of such organizations. The C&HR Committee and the Board agreed with these recommendations.

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

Compensation and Benefits Study Results

Aon’s review was presented to the Board on August 3, 2007. The results of the study completed by Aon indicated:

•                 cash compensation was generally below our peer groups and heavily weighted towards base pay (Note: We are prohibited by law from offering equity-based compensation and we do not offer long-term incentives);

•                 added together, cash compensation and retirement-related benefits were slightly above our peers (and heavily weighted towards benefits);

•                 added together, cash compensation, retirement-related benefits and health and welfare benefits were generally above our peers and heavily weighted towards benefits; and

•                 the mix of compensation and benefits was consistent with our risk-averse culture.

Aon’s recommendations to the Board took into account the C&HR Committee’s direction to Aon that, to the extent possible:

•                 the dominant features of the current compensation and benefits program which stressed fixed compensation over variable to support our risk-averse culture should be retained;

•                 greater weight on benefits vs. competitor peer group should be retained; and

•                 heavier reliance on base pay vs. incentive pay should be retained.

To better align the total compensation program with our peer group, Aon recommended, and the Board approved, changes to the retirement plan for certain active employees effective as of July 1, 2008, and changes to the health and welfare plans effective as of January 1, 2008 for all active employees and certain employees who retired on or after January 1, 2008. Aon also recommended the establishment of a Nonqualified Profit Sharing Plan that became effective July 1, 2008 for certain employees. (This plan was later terminated as discussed in section IV B.) The changes to the plans made at that time as a result of the Aon study are discussed in more detail in section IV B.

Pearl Meyers stated during the aforementioned August 3, 2007 meeting that our peer group has been correctly identified; that the level of compensation and all alternatives had been explored; and that the outcome was reasonable. Pearl Meyers was also of the view that the Committee appropriately exercised its fiduciary duties throughout the process.

While Aon interviewed members of management and conducted focus sessions with various employees at all levels to gather information during the course of the study, the C&HR Committee and the Board acted on Aon’s recommendations independent of management and employees.

In accordance with the Board approved Compensation Policy, we evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits in determining market competitiveness every third year after the date we completed the final implementation of Board-approved total compensation program design changes — namely July 1, 2008. The most recent review of our total compensation program commenced in September 2011 and a preliminary report was submitted by Aon (“Aon Report”) to the C&HR Committee at its meeting on February 10, 2012 for its review.  The C&HR Committee agreed to continue to review and discuss the Aon Report during 2012 as they would like to first consider the effects of implementing a deferred incentive compensation plan for its NEO’s in 2012.

II. The total compensation program is designed to reward for performance and employee longevity, to balance risk and returns, and to compete with compensation programs offered by our competitors

The total compensation program is designed to attract, retain and motivate employees and to reward employees based on overall performance achievement as compared to the goals and individual employee performance. We also strive to ensure that our employees are compensated fairly and consistent with employees in our peer group.

All of the elements of the total compensation program are available to all employees, including NEOs, except with respect to: 1) the Incentive Plan; and 2) Nonqualified plans.  Participation in the Incentive Plan is offered to all exempt (non-hourly) employees. Exempt employees constituted 87.55% of all employees as of year-end 2011.

Participation in the Benefit Equalization Plan, the nonqualified plan, is offered to employees at the rank of Vice President and above who exceed income limitations established by the Internal Revenue Code (“IRC”) for three out of five consecutive years and who are also approved for inclusion by the Nonqualified Plan Committee.

All exempt employees are eligible to receive annual incentive awards through participation in the Incentive Plan. These awards are based on a combination of performance results and individual performance results. The better the Bank and/or the employee perform, the higher the employee’s potential award is likely to be, up to a predetermined limit. In addition, the better the employee’s performance, the greater the employee’s annual salary increase is likely to be, up to a predetermined limit.

We are prohibited by law from offering equity-based compensation, and we do not currently offer long-term incentives. However, many of the firms in our peer groups do offer these types of compensation. Our total compensation program takes into account the existence of these other types of compensation by offering a defined benefit and defined contribution plan to help effectively compete for talent. The defined benefit and defined contribution plans are designed to reward employees for continued strong performance over their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. Senior and mid-level employees are generally long-tenured and would not want to endanger their pension benefits to achieve a short-term financial gain.

We do not structure any of our compensation plans in a way that inappropriately encourages risk taking. As described in Section IV A 2 below, the rationale for having the equally-weighted Bankwide goals of Return and Risk within the Incentive Plan is to motivate management to take a balanced approach to managing risks and returns in the course of managing the business, while at the same time ensuring that we fulfill our mission.

In addition, the defined benefit and defined contribution plans are designed to reward employees for continued strong performance over their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. This combined with the compensation philosophy and the structure of the compensation programs helps to ensure that the compensation paid to employees at termination of employment is aligned with the interest of our shareholders.

III. The elements of total compensation

The total compensation program consists of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits which are listed in Section IV C below.

IV. Explanation of why we provide each element of total compensation

Our Compensation Policy

As a result of the Aon study and recommendations described above, the Board approved a revised Compensation Policy in November 2007 designed to help ensure that we provide competitive compensation necessary to retain and motivate current employees while attracting the talent needed to successfully execute current and future business plans. The major components of the revised Compensation Policy, which is currently in effect, include the following:

•                Maintenance of an overall greater emphasis on base salary and benefits (versus annual and long-term incentives) than would be typical of regional/commercial banks.

•                The use of regional/commercial banks (see the peer group list in Section I above) as the peer group for benchmarking at the 50th percentile of total compensation (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation) (b) retirement-related benefits; and (c) health and welfare programs and other benefits), discounted for purposes of establishing competitive pay levels by 15% to account for the incremental value provided by the benefit programs.

•                A philosophical determination to match officer positions one position level down versus commercial/regional banks. The rationale is that officer positions at commercial/regional banks are one level more significant than at the Bank because they may manage multiple business lines in multiple locations. In addition, we generally recruit senior level positions from a ‘divisional’ level at commercial/regional banks and not the higher ‘corporate’ level.

•                The targeting of cash compensation pay at the 75th percentile of the FHLBanks where regional/commercial bank data is not available. The 15% discount to account for the incremental value provided by the benefit programs will not be applied to benchmark results from the other FHLBanks, as the other FHLBanks offer similar benefits.

•                A commitment to conduct detailed cash compensation benchmarking for approximately one-third of the officer positions each year.

•                A commitment to evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits in determining market competitiveness every third year.

Additional factors that we will take into account during the benchmarking process to ensure we remain competitive in our labor market include:

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

It should be noted that, due to the fact that we conduct detailed benchmarking for only one-third of the officer positions on an annual basis with respect to cash compensation, the effectiveness of the benchmarking program can be demonstrated only once every three years. However, NEOs are benchmarked every year and the effectiveness of the benchmarking program could be demonstrated annually.

2009 Compensation Benchmarking Analysis

We performed our annual benchmarking analysis in October 2009 of 24 officer positions using compensation data (base pay and incentive compensation) from Aon. Aon reported that benchmarking compensation in 2009 was, in general, complicated as a result of an aberration in the poor financial performance of regional/commercial banks, the resultant decreases in compensation in the financial market and our strong financial results. Aon reviewed the results with the view that our conservative compensation philosophy limits the upside in incentive compensation by capping incentive pay as a percentage of base salary while bonuses provided by competitors can be very high when times are good. Therefore, Aon believed it would seem inherently inconsistent to adjust employee compensation downward in an unprecedented “low watermark year” while limiting the amount of compensation increases when markets are strong.

As a result, management decided to propose to the C&HR Committee that there be no market adjustments for 2010 to the salaries of the officer positions that were benchmarked in 2009. The C&HR Committee agreed, and decided that if the information related to benchmarked compensation in 2010 was similar to the results of 2009, then the compensation structure and benchmarking process should be reviewed and may need to change to reflect the market.

2010 Compensation Benchmarking Analysis

In its continuing effort to annually benchmark approximately one-third of officers with respect to cash compensation, in 2010, management engaged McLagan to perform a benchmarking analysis of 29 officer positions. NEOs are counted as part of the one-third every year.

Out of the 29 positions benchmarked, 25 positions were matched by McLagan. Two of the NEO positions for which a position match was not identified were for the Head of Member Services and the Head of Strategy and Business Development. The difficulty in matching these positions illustrates the unique nature of the business and structure of our business.

McLagan submitted and discussed a report on the results of its officer benchmarking analysis (“Analysis”) to the C&HR Committee at its December 2010 meeting. The C&HR Committee did not completely agree with the Analysis with regards to the peer groups, and comparable position matches within our peer group, that was used in the Analysis by McLagan. Therefore, it was agreed that the entire benchmarking process would be reviewed in 2011 as there were many positions that do not fit position descriptions at our peer groups and that the Bank has very complex transactions performed by professionals who would not have equivalents at a divisional level at one of our peer groups.

McLagan recommended increases to the salaries of four officer positions, none of which were NEO’s. McLagan also proposed certain amendments to the Board approved Compensation Policy (“Policy”). The C&HR Committee approved the proposed salary increases but deferred acting on the proposed changes to the Policy because the C&HR Committee plans to review the total rewards philosophy in 2011 and will review the Policy for changes at the same time.

2011 Compensation Benchmarking Methodology

In 2011 McLagan reported directly to the C&HR Committee. In September 2011, the benchmarking methodology was refined and approved by the C&HR Committee for use during the review of the Bank’s total compensation program, the results of which are scheduled to be submitted to the Board during the first quarter of 2012. The methodology was modified to also include commercial banks with assets totaling $5 billion to $20 billion.  After its review of the results, the Board will finalize the benchmarking methodology and update the Compensation Policy. A preliminary report (“Aon Report”) on the results of our total compensation program was submitted by Aon to the C&HR Committee at its meeting on February 10, 2012 for its review.  The C&HR Committee agreed to continue to review and discuss the Aon Report during 2012 as they would like to first consider the effects of implementing a deferred incentive compensation plan for its NEO’s in 2012.

The following is an explanation of why we provide each element of compensation.

A. Cash Compensation

1. Base Pay

The goal of offering competitive base pay is to make the Bank successful in attracting, motivating and retaining the talent needed to execute the business strategies.

In addition to the benchmarking process provided for in the Compensation Policy as described above, a performance-based merit increase program exists for all employees, including NEO’s, that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2011, the C&HR Committee determined that merit-related officer base pay increases for 2012 would be 3.0% for officers rated ‘Meets Requirements’; 3.5% for officers rated ‘Exceeds Requirements’; and 4.5% for officers rated ‘Outstanding’ for their performance in 2011.

2. Incentive Plan

The objective of the Incentive Plan is to motivate exempt employees to perform at a high level and take actions that: i) support our strategies, ii) lead to the attainment of the business plan, and iii) fulfill our mission. Funding for the Incentive Plan is approved by the Board as part of the annual business plan process. By including goals that seek to balance risk and return, the Incentive Plan is designed to incent appropriate behavior in a variety of economic conditions.

Aon reported in the course of its 2007 study of the compensation and benefit programs (described earlier in Section I above) that most firms in our peer group provide their employees with annual short-term incentives. As such, for the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent, and also pose a challenge with respect to the retention of key employees.

There are two types of performance measures that impact Incentive Plan awards received by participants: i) Bankwide performance goals, and ii) individual performance goals (which can include work performed as part of a group) established and measured through the annual performance evaluation process.

The Bankwide goals are designed to help management focus on what it needs to accomplish success. The 2011 Bankwide goals are organized into three broad categories:

Goals Category	Weighting	Goal	Goal Basis
Business Effectiveness	80%	Return	Dividend Capacity as forecasted in the 2011 business plan. (50% of the category)

		Risk	Enterprise Risk Level in the 2011 business plan balance sheet as measured by the methodology used to calculate retained earnings target. (50% of the category)

Community Investment Effectiveness	10%	Mission	Achievement in specific areas of housing and community development activities.

Growth Effectiveness	10%	New Members	Number of new members and new/return borrowers during 2011 to position for future growth and mission fulfillment.

The goal measures in the Business Effectiveness and Growth Effectiveness goal categories were approved by the C&HR Committee in March 2011, and the goal measures in the Community Investment Effectiveness goal category were approved by the Board’s Housing Committee in March 2011; all of the goal measures were reported to the Board. A description of these goal categories is set forth below:

Business Effectiveness Goal Category

The Return and Risk Goals that make up the Business Effectiveness Goal are linked and create a beneficial tension through the tradeoffs in managing one versus the other. These goals are weighted exactly the same; this motivates management to act in ways that are aligned with the Board’s wishes to have management achieve forecasted returns while managing risks to stay within the prescribed risk parameters. In addition, this set of goals will not motivate management to increase Dividend Capacity if doing such would require imprudently increasing the risk in the balance sheet.

Return Goal

Provide value to shareholders through the dividend. The Return Goal is based on Dividend Capacity.

Risk Goal

The Risk Goal is intended to encourage management to balance those actions taken to enhance earnings (i.e., Dividend Capacity) with actions that are needed to maintain appropriate risk levels in the business.

Community Investment Effectiveness Goal Category

The Community Investment Effectiveness Goal Category is intended to help ensure our achievement of mission-related community development activities.

Growth Effectiveness Goal-Category

The Growth Effectiveness Goal Category is intended to set the stage for future growth. We believe that recruiting new members now will, over time, create additional advances usage.

Bankwide Goals — Weighting Based on Employee Rank

We believe that employees at higher ranks have a greater impact on the achievement of Bankwide goals than employees at lower ranks. Therefore, employees at higher ranks have a greater weighting placed on the Bankwide performance component of their Incentive Plan award opportunities as opposed to the individual performance component. For the Chief Executive Officer and the other Management Committee members (a group that includes all of the NEOs), the overall incentive compensation opportunity is weighted 90% on Bankwide performance goals and 10% on individual performance goals. There are differences among the NEOs with regard to their individual performance goals; however, these differences do not have a material impact on the amount of incentive compensation payout.

When employees are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement” or “Unsatisfactory”. Incentive Plan participants that were rated as “Exceeds Requirements” or “Outstanding” on their individual performance evaluations received an additional 3% or 6%, respectively, of their base salary added to their Incentive Plan award for the 2009 and 2010 Plan years. In 2011, we removed the additional 3% and 6% award for employees’ superior annual performance ratings from the Incentive Plan and instead included it as a cash payout based on the annual performance evaluation rating. This cash payout for a superior performance rating will not result in an increase to base salaries.

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

The Incentive Plan is administered by the Chief Executive Officer, subject to any requirements for review and approval by the C&HR Committee that the Committee has established. In all areas not specifically reserved by the Committee for its review and approval, the decisions of the Chief Executive Officer or his designee concerning the Incentive Plan are binding on the Bank and on all Incentive Plan participants.

Beginning with the 2010 IC Plan, and approved in the 2011 Plan, we added a clawback provision to the Incentive Plan that states:

“Any undue incentives paid to a Participant with a rank of Vice President or higher based on the achievement of financial or operational goals within this Plan that subsequently are deemed by the Bank to be inaccurate, misstated or misleading shall be recoverable from such Participant by the Bank.  Inaccurate, misstated and/or misleading achievement of financial or operational goals shall include, but not be limited to, overstatements of revenue, income, capital, return measures and/or understatements of credit risk, market risk, operational risk or expenses.  The value of any benefits delivered or accrued related to the undue incentive (i.e., the amount of the incentive over and above what should have been paid to the Participant barring inaccurate, misstated and/or misleading achievement of financial or operational goals) shall be reduced and/or recovered by the Bank to the fullest extent possible.  Participants shall be responsible for the repayment of any such excess incentive payments as described in this paragraph upon demand by the Bank.”

2012 Deferred Incentive Compensation Plan

On July 21, 2011, the Federal Housing Finance Agency (“FHFA”) submitted a letter regarding observations and recommendations that the C&HR Committee should consider as it develops our 2012 Incentive Compensation Program (“ICP”) program. One of the recommendations was for us to create a long-term incentive plan or deferral of short-term incentive awards. At its September 26, 2011 meeting, the C&HR Committee authorized Aon to develop a proposed deferred incentive compensation plan for its NEOs. Aon submitted a couple of proposed deferred incentive compensation models to the C&HR Committee’s at its January 18, 2012 meeting.  The Chair of the C&HR Committee discussed the development of a deferred incentive compensation program with the FHFA at a meeting on February 23, 2012 to better understand the FHFA’s insight on the deferral plan.

B. Retirement Benefits

Introduction

The Qualified Defined Benefit Plan, Qualified Defined Contribution Plan, and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, were elements of the Bank’s total compensation program in 2011 intended to help encourage the accumulation of wealth by consistent and superior results from, qualified employees, including NEOs, over a long period of time.

These benefits (in addition to the Health and Welfare Programs and Other Benefits noted in Section IV C below) were part of our strategy to compete for and retain talent that might otherwise be lured away from the Bank by competing financial enterprises who offer their employees long-term incentives and equity-sharing opportunities — forms of compensation that we do not offer.

The Qualified Defined Benefit Plan was amended for eligible employees as of July 1, 2008 and, as a consequence, the terms of the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan for certain employees also changed as of that date, since the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan mirrors the structure of the Qualified Defined Benefit Plan.

On November 10, 2009, the Board decided, upon recommendations by Aon to terminate the Nonqualified Defined Contribution Portion of the Benefits Equalization Plan, the Nonqualified Deferred Compensation Plan and the Nonqualified Profit Sharing Plan. These nonqualified plans originally were established for all employees who reached the IRS maximum limits and met certain criteria in their compensation that they would have otherwise been able to receive if not for the IRS maximum limitations.  Further information on the former plan is described below.  After the termination of these plans, we established two replacement plans for the former participants in the nonqualified plans (“Thrift Restoration Plan” and “Profit Sharing Plan”).

Nonqualified Deferred Compensation Plan

The Nonqualified Defined Contribution Portion of the BEP and the Nonqualified Profit Sharing Plan were terminated on November 10, 2009, and the assets in these plans were paid to the participants on November 12, 2010.

Thrift Restoration Plan

For 2010 and thereafter, for the former participants who would have been otherwise eligible for a match in the amount of 6% of base pay in excess of IRS limitations ($245,000 for 2011), there has been and will continue to be the provision of an additional annual cash payment in an amount equal to 6% of base pay in excess of IRS limitations.

Profit Sharing Plan

In 2010 and thereafter, there has been and will continue to be the provision of an amount equal to 8% of the prior year’s base pay and short-term incentive payment to the extent the requirements under the Bank’s Short Term Incentive Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan.

The Board approved the establishment of the replacement plans on January 21, 2010.

The Nonqualified Plan Committee administers various operational and ministerial matters pertaining to the Benefit Equalization Plan. These matters include, but are not limited to, approving employees as participants of the BEP and approving the payment method of benefits. The Nonqualified Plan Committee is chaired by the Chair of the C&HR Committee; other members include another Board Director who is a member of the C&HR Committee, our Chief Financial Officer, and the Director of Human Resources. The Nonqualified Plan Committee reports its actions to the C&HR Committee by submitting its meeting minutes to the C&HR Committee on a regular basis.

i) Qualified Defined Benefit Plan

The Pentegra Qualified Defined Benefit Plan for Financial Institutions (“DB Plan”) is an IRS-qualified defined benefit plan which covers all employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Retirement Services.

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

For all other participants (identified herein as “Non-Grandfathered”), the DB Plan provides a benefit of 2.0% (as opposed to 2.5% provided to Grandfathered participants) of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as previously provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. The Normal Form of Payment is a life annuity (i.e., an annuity paid until the death of the participant), as opposed to a guaranteed twelve-year payout as previously provided to Grandfathered participants. In addition, for the Non-Grandfathered participants, the cost of living adjustments (“COLAs”) are no longer provided on future accruals (as opposed to a 1% simple interest COLA beginning at age 66 as previously provided).

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

Benefit Multiplier — The annuity paid from the DB Plan is calculated on an employee’s years of service, up to a maximum of 30 years, multiplied by 2.5% per year. Beginning July 1, 2008, the Benefit Multiplier changed to 2.0% for Non-Grandfathered Employees.

Final Average Pay Period —The period of time that an employee’s salary is used in the calculation of that employee’s benefit. For Grandfathered Employees, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of termination. For Non-Grandfathered Employees, any accrued benefits prior to July 1, 2008, the accrued

Benefit Multiplier mirrors the Grandfathered Employees at 2.5%. For benefits accrued after July 1, 2008 a Benefits Multiplier of 2% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary.

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

*     Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.

Earnings under the DB Plan continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2011 was $245,000.

In 2012, the IRC increased the earnings limit for the DB Plan to $250,000.

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

ii) Nonqualified Defined Benefit Portion of the Benefit Equalization Plan

Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in the BEP, a non-qualified retirement plan that in many respects mirrors the DB Plan.

The primary objective of the Nonqualified Defined Benefit Portion of the BEP is to ensure that participants receive the full benefit to which they would have been entitled under the DB Plan in the absence of limits on maximum benefit levels imposed by the IRC.

The Nonqualified Defined Benefit Portion of the BEP utilizes the identical benefit formulas applicable to the DB Plan. In the event that the benefits payable from the DB Plan have been reduced or otherwise limited by government regulations, the employee’s “lost” benefits are payable under the terms of the defined benefit portion of the BEP.

The Nonqualified Defined Benefit Portion of the BEP is an unfunded arrangement. However, we established a grantor trust to assist in financing the payment of benefits under these plans. The trust were approved by the Nonqualified Plan Committee in March of 2006 and established in June of 2007.

Although other nonqualified plans were terminated on November 10, 2009, the Nonqualified Defined Benefit Portion of the BEP was not terminated on that day, and remains in effect as of the date of this Annual Report on Form 10-K.

iii) Qualified Defined Contribution Plan

Employees who have met the eligibility requirements contained in the Pentegra Qualified Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month following three full calendar months of employment.

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2011 was $16,500 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. If an employee contributes at least 3% of base salary, the Bank provides a match of 3% of base salary. After completing three years of employment, the match is 4.5% of base salary and after five years of employment 6% of base salary. Contributions of less than 3% of base salary receive a match of 2% of the employee’s base salary or $34.61 per pay period (whichever is less).

In 2012, the IRC limit for the DC Plan has been increased to $17,000 for employees under age 50.  The additional “catch-up” contribution has not changed.

C. Health and Welfare Programs and Other Benefits

In addition to the foregoing, we offer a comprehensive benefits package for all regular employees (including NEOs) which include the following significant benefits:

Medical and Dental

Employees can choose preferred provider, open access or managed care medical plans. All types of medical coverage include a prescription benefit. Dental plan choices include preferred provider or managed care. Employees contribute to cover a portion of the costs for these benefits.

Retiree Medical

We offer eligible employees medical coverage when they retire. Employees are eligible to participate in the Retiree Medical Benefits Plan if they are at least 55 years old with 10 years of service when they retire from active service.

Under the Plan as in effect since May 1, 1995, retirees who retire before age 62 pay the full premium for the coverage they had as employees until they attain age 62. Thereafter, they contribute a percentage of the premium based on their total completed years of service (no adjustment is made for partial years of service) on a “Defined Benefit” basis, as defined below, as follows:

Percentage of Premium
Completed Years of Service	Paid by Retiree
10	50.0%
11	47.5%
12	45.0%
13	42.5%
14	40.0%
15	37.5%
16	35.0%
17	32.5%
18	30.0%
19	27.5%
20 or more	25.0%

The premium paid by retirees upon becoming Medicare-eligible (either at age 65 or prior thereto as a result of disability) is a premium reduced to take into account the status of Medicare as the primary payer of the medical benefits of Medicare-eligible retirees.

As a result of the Aon study described previously and the recommendations that resulted from such study, the Board directed that certain changes in the Plan be made, effective January 1, 2008. Employees who, on December 31, 2007, had 5 years of service and were age 60 or older were not affected by this change. These employees are identified herein as “Grandfathered.” However, for all other employees, identified herein as “Non-Grandfathered,” the Plan premium-payment requirements beginning at age 62 were changed. From age 62 until the retiree or a covered dependent of the retiree becomes Medicare-eligible (usually at age 65 or earlier, if disabled), we contribute $45 per month toward the premium of a Non-Grandfathered retiree multiplied by the number of years of service earned by the retiree after age 45 and by the number of individuals (including the retiree, the retiree’s spouse, and each other dependent of the retiree) covered under the Plan.

After the retiree or a covered dependent of the retiree becomes Medicare-eligible, our contribution toward the premium for the coverage of the Medicare-eligible individual will be reduced to $25 per month multiplied by the number of years of service earned by the retiree after age 45 and by the number of individuals (including the retiree, the retiree’s spouse, and each other dependent of the retiree) covered under the Plan. The $45 and $25 amounts were fixed for the 2008 calendar year. Each year thereafter, these amounts will increase by a cost-of-living adjustment (“COLA”) factor not to exceed 3%. The table below summarizes the Retiree Medical Benefits Plan changes that affect Non-Grandfathered employees who retire on or after January 1, 2008. For purposes of the following table and the preceding discussion on the Retiree Medical Benefits Plan, the following definitions have been used:

Defined Benefit — A medical plan in which we provide medical coverage to a retired employee and collect from the retiree a monthly fixed dollar portion of the premium for the coverage elected by the employee.

Defined Dollar Plan — A medical plan in which we provide medical coverage to a retired employee up to a fixed cost for the coverage elected by the employee and the retiree assumes all costs above the stated contribution.

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

Life Insurance

The Group Term Life insurance provides a death benefit of twice an employee’s annual salary (including incentive compensation) at no cost to the employee other than taxation of the imputed value of coverage in excess of $50,000.

Additional Life Insurance

Additional Life Insurance is provided to two NEOs (the Bank President and the Head of Member Services) who, in 2003, were participants in the Split Dollar life insurance program, as consideration for their assigning to the Bank their portion of their Split Dollar life insurance policy. The Split Dollar life insurance program was terminated in 2003.

This Additional Term Life Insurance policy is paid by the Bank; however, each individual owns the policy. We purchased these policies in 2003 for 15 years and locked in the premiums for the duration of the policies. When the policies expire in 2018, there is an option to renew, though the rate will be subject to change.

Retiree Life Insurance

Retiree Life Insurance provides a death benefit in relation to the amount of coverage one chooses at the time of retirement. The continued benefit is calculated by the insurance broker and is paid for by the retiree. Coverage can be chosen in $1,000 increments up to a maximum of $20,000.

Business Travel Accident Insurance

Business Travel Accident insurance provides a death benefit while traveling on Bank business, outside of the normal commute, at no cost to the employee.

Short-and Long-Term Disability Insurance

Short-and long-term disability insurance is provided at no cost to the employee.

Supplemental Short-Term Disability Coverage

We provide supplemental short-term disability coverage at no cost to the employee. This coverage provides 66.67% (up to a maximum of $1,000 per week) of a person’s salary while they are on disability leave. Once state disability coverage is confirmed, we reduce supplemental calculations by the amount payable from the Short-Term Disability provider.

Flexible Spending Accounts

Flexible spending accounts in accordance with IRC rules are provided to employees to allow tax benefits for certain medical expenses, dependent medical expenses, and mass transit expenses and parking expenses associated with commuting. The administrative costs for these accounts are paid by the Bank.

Employee Assistance Program

Employee assistance counseling is available at no cost to employees. This is a Bank provided benefit that allows employees to anonymously speak to a 3rd party provider regarding various issues such as stress, finance, smoking cessation, weight management and personal therapy.

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

Severance Plan

There is a formal Board-approved Severance Plan covering all employees who work twenty or more hours a week, and have at least one year of employment, and whose employment was terminated for specific reasons outlined in the Severance Plan.

Service Award

We provide employees, including NEOs, who are employed at the Bank for 10 years or more with a service award.  This award is presented after 10 years in increments of 5 years.  The award ranges from $250 - $1,000.

Perquisites

Perquisites present expenditures totaling less than $10,000 for the year 2011 per NEO.

V. Explanation of how we determine the amount and, where applicable, the formula for each element of compensation

Please see Section IV directly above for an explanation of the mechanisms used to determine employee compensation.

VI. Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. The compensation and benefits program consists of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees,

“variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., Qualified Defined Benefit Plan; Qualified Defined Contribution Plan; and Nonqualified Defined Benefit Portion of the Benefit Equalization Plan; and (c) health and welfare programs and other benefits which are listed in Section IV C above.

Together, these components comprised the total compensation program for 2011, and they are discussed in detail in Section IV above.

Our overall objectives with regard to its compensation and benefits program are to motivate employees to achieve consistent and superior results over a long period of time, and to provide a program that allows us to compete for and retain talent that otherwise might be lured away. Section IV of the CD&A above describes how each element of the compensation objectives and the decisions regarding each such element fit within such objectives.

As we make changes to one element of the compensation and benefits program mix, the C&HR Committee considers the impact on the other elements of the mix. In this regard, the C&HR Committee strives to maintain programs that keep the Bank within the parameters of its Compensation Policy.

We note that differences in compensation levels that may exist among the NEOs are primarily attributable to the benchmarking process. The Board does have the power to adjust compensation from the results of the benchmarking process; however, this power is not normally exercised.

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2011.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

C. Cathleen Raffaeli, Chair
James W. Fulmer
José R. González
Katherine J. Liseno
Kevin J. Lynch
Richard S. Mroz

Vincent F. Palagiano

RISKS ARISING FROM COMPENSATION PRACTICES

We do not believe that risks arising from the compensation policies with respect to its employees are reasonably likely to have a material adverse effect on the Bank. We do not structure any of our compensation plans in a way that inappropriately encourages risk taking to achieve payment.

Our business model operates on a low return/low risk basis.  One of the important characteristics of our culture is appropriate attention to risk management. We have established procedures with respect to risk which are reviewed frequently by entities such as our regulator, external audit firm, Risk Management Group, and Internal Audit Department.

In addition, we have a Board and associated Committees that provide governance. The compensation programs are reviewed annually by the C&HR Committee to ensure they follow the goals.

The structure of our compensation programs provides evidence of the balanced approach to risk and reward in our culture. The rationale for the structure of the Incentive Plan and its goals is to motivate management to take a balanced approach to managing risks and returns in the course of managing the business, while at the same time ensuring that we fulfill our mission. Beginning in 2004, we implemented a goal structure related to the Incentive Plan that provided for a balanced focus on risk and return. The Business Effectiveness Goal component of the Incentive Plan is intended to incent management to balance actions to enhance earnings (i.e., Return goal) with actions to maintain appropriate risk levels in the business (i.e., Risk goal). The Business Effectiveness Goal is designed to require an estimation of the exposure to risks associated with our day to day operations.  The Return and Risk Goals are linked and create a beneficial tension through the tradeoffs in managing one versus the other.  These goals are weighted exactly the same, at 40% each; this motivates management to act in ways that are aligned with the Board’s wishes to have us achieve forecasted returns while managing risks within the prescribed risk parameters. In addition, this set of goals will not motivate management to increase returns if it requires imprudently increasing risk.

We operate with a philosophy that all our employees are risk managers and are, therefore, responsible for managing risk.  It is true that we have separated operational management from risk oversight, and those employees who work in the Risk Management Group have a special responsibility to identify, measure, and report risk.  However, all employees need to be aware of and responsible for managing risks at the Bank, and to consider the risk implications of their decisions. To do otherwise is to relegate the management of risks to a small number of professionals and allow other managers to believe that managing risks is not part of their jobs.  In our view, such an approach could lead to imprudent risk-taking and may erode the firm’s value over time.

In addition, we are prohibited by law from offering equity-based compensation, and we do not currently offer long-term incentives. However, many of the firms in our peer group do offer these types of compensation. The total compensation program takes into account the existence of these other types of compensation by offering defined benefit and defined contribution plans to help effectively compete for talent. The defined benefit and defined contribution plans are designed to reward employees for continued strong performance over the course of their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. Senior and mid-level employees are generally long-tenured and we believe that these employees would not want to endanger their pension benefits by inappropriately stretching rules to achieve a short-term financial gain. By definition, these programs are reflective of the risk adverse culture.

The Finance Agency also has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the Finance Agency reviews all executive compensation plans relative to these principles and such other factors as the Finance Agency determines to be appropriate, including the 2011 Incentive Plan, prior to their becoming effective.

Thus, the general risk-averse culture, which is reflected in the compensation policy, leads us to believe that any risks arising from the compensation policies with respect to our employees are not reasonably likely to have a material adverse effect.

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2011 through the date of this annual report on Form 10-K: James W. Fulmer, José R. González, Katherine J. Liseno, Kevin J. Lynch, Richard Mroz, Vincent F. Palagiano, and C. Cathleen Raffaeli. During this period, no interlocking relationships existed between any member of the Bank’s  Board of Directors or the C&HR Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship existed in the past. Further, no member of the C&HR Committee listed above is or was formerly an officer or our employee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEO”) for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 (in whole dollars):

Summary Compensation Table for Fiscal Years 2011, 2010 and 2009

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred	All Other
						Incentive	Compensation	Compensation
						Plan	(B), (C)	(D), (E), (F), (G), (H), (I), (J), (K), (L)
		Salary		Stock	Option	Compensation	(b), (c), (d), (e), (f)	(g), (h), (i), (j), (k), (l), (m), (n)
Name and Principal Position	Year	(13) (14) (15)	Bonus	Awards	Awards	(A) (a) (1)	(2), (3), (4)	(5), (6), (7), (8), (9), (10), (11)	Total

Alfred A. DelliBovi	2011	$709,263	—	—	—	$523,180	$1,444,000	$120,417	$2,796,860
President &	2010	$678,721	—	—	—	$526,090	$1,434,998	$69,177	$2,708,986
Chief Executive Officer (PEO)	2009	$649,494	—	—	—	$503,592	$1,010,379	$72,917	$2,236,382

Peter S. Leung	2011	$453,443	—	—	—	$250,858	$792,000	$68,012	$1,564,313
Senior Vice President,	2010	$438,109	—	—	—	$248,119	$458,721	$36,545	$1,181,494
Head of Asset Liability Management	2009	$423,294	—	—	—	$239,805	$323,067	$41,095	$1,027,261

Paul B. Héroux	2011	$322,417	—	—	—	$178,371	$822,000	$100,225	$1,423,013
Senior Vice President,	2010	$311,514	—	—	—	$176,423	$428,561	$93,205	$1,009,703
Head of Member Services	2009	$300,980	—	—	—	$170,511	$282,434	$45,464	$799,389

Patrick A. Morgan	2011	$341,885	—	—	—	$189,141	$375,000	$49,633	$955,659
Senior Vice President,	2010	$330,324	—	—	—	$187,076	$274,232	$35,078	$826,710
Chief Financial Officer (PFO)	2009	$319,154	—	—	—	$180,807	$172,000	$34,552	$706,513

John F. Edelen *	2011	$325,000	—	—	—	$179,800	$343,000	$81,014	$928,814
Senior Vice President,
Chief Risk Officer

Footnotes for Summary Compensation Table for the Year Ending December 31, 2011

(A)  Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

(B)  Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions

A. DelliBovi — $251,000

P. Leung — $278,000

P. Morgan — $158,000

P. Héroux — $393,000

J. Edelen — $197,000

(C)  Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan:

A. DelliBovi — $1,193,000

P. Leung — $514,000

P. Morgan —$217,000

P. Héroux — $429,000

J. Edelen — $146,000

(D)  For all NEO, includes these items for all employees: amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of dental insurance premium, payment of vision insurance premium and payment of employee assistance program premium.

(E)  For A. DelliBovi, includes costs associated with personal usage of company leased automobile $5,527.

(F)  For P. Héroux includes payment of this item for all eligible officers: officer physical examination.

(G)  For A. DelliBovi and P. Héroux, includes payment of this item : payment of supplemental individual term life insurance premium.

(H)  For P. Héroux, includes payment of this item for all employees: fitness center reimbursement.

(I)  For all NEO’s except J. Edelen, includes payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP.

(J)  For P. Héroux $39,035 and J. Edelen,$28,273 includes payment for the replacement plan for the Nonqualified Profit Sharing Plan.

(K)  For A. DelliBovi $250 and P. Leung $12,500, includes a payment for Reimbursement for Financial Counseling Costs Incurred in 2011 for Participants in Terminated Plans.

(L)  Payment for an additional award due to the employee receiving a rating of “Exceed Requirements” or “Outstanding” on their performance review. These amounts are based upon a 3% or 6% payment as found in the Section A.2 of the CD&A as determined by the C&HRC for the President and by the President with respect to all other NEOs:

A. DelliBovi — $42,556

P. Leung — $13,603

P. Morgan — $10,257

P. Héroux — $9,673

J. Edelen — $9,750

* J. Edelen is a new NEO in 2011

(14)  Figures represent salaries approved by our Board of Directors for the year 2011.

Footnotes for Summary Compensation Table for the Year Ending December 31, 2010

(a)       Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

(b)       Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions

A. DelliBovi — $228,000

P. Leung — $143,000

P. Morgan — $109,000

P. Héroux — $181,000

K. Neylan — $98,000

(c)       Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan:

A. DelliBovi — $1,106,000

P. Leung — $292,000

P. Morgan — $158,000

P. Héroux — $229,000

K. Neylan — $129,000

(d)       Change in Nonqualified Defined Compensation Earnings of the BEP:

A. DelliBovi — $100,998
P. Leung — $18,602
P. Morgan —$7,232
P. Héroux — $15,712
K. Neylan — $23,146

(e)       Change in Nonqualified Deferred Compensation Plan Earnings:

P. Leung — $5,119

(f)        Change in Nonqualified Profit Sharing Plan Earnings:

P. Heroux -$2,849

(g)       For all NEO, includes these items for all employees: amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of dental insurance premium, payment of vision insurance premium and payment of employee assistance program premium.

(h)       For A. DelliBovi, includes value of leased automobile $9,620.

(i)        For A. DelliBovi, and P. Leung includes payment of this item for all eligible officers: officer physical examination.

(j)        For A. DelliBovi and P. Héroux, includes payment of this item: payment of term life insurance premium.

(k)       For P. Heroux and for K. Neylan, includes payment of this item for all employees: fitness center reimbursement

(l)        All participants received a payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP

(m)      For P. Heroux $37,719, includes payment for the replacement plan for the Nonqualified Profit Sharing Plan

(n)       For A. DelliBovi $9,013, P. Heroux $11,952, and K. Neylan $3,825, includes a payment for Reimbursement for Financial Counseling Costs Incurred in 2010 for Participants in Terminated Plans

(For further information regarding footnotes l, m, & n directly above, please review the information included in the section entitled “Nonqualified Deferred Compensation” below)

(15)  Figures represent salaries approved by our Board of Directors for the year 2010

Footnotes for Summary Compensation Table for the Year Ending December 31, 2009

(1)       Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.

(2)       Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions:

A. DelliBovi — $224,000

P. Leung — $143,000

P. Morgan — $104,000

P. Héroux — $192,000

K. Neylan — $91,000

(3)       Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan:

A. DelliBovi — $575,000

P. Leung — $145,000

P. Morgan — $60,000

P. Héroux — $60,000

K. Neylan — $57,000

(4)       Change in Nonqualified Defined Contribution Earnings of the BEP:

A. DelliBovi — $211,379

P. Leung — $35,067

P. Morgan — $8,000

P. Héroux — $30,434

K. Neylan — $37,411

(5)       For all NEO, includes these items for all employees: amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of health insurance premium, payment of dental insurance premium, payment of vision insurance premium and payment of employee assistance program premium.

(6)       Includes these items paid by the Bank for all eligible officers: amount of funds matched in connection with the Nonqualified Defined Contribution Portion of the Benefit Equalization Plan (amount of funds matched for A. DelliBovi was $21,999, for P. Leung $15,526, for P. Morgan $9,724, for Paul Heroux $1,722 and for K. Neylan $6,715).

(7)       For A. DelliBovi, includes value of leased automobile $8,100.

(8)       For Paul Heroux, includes payment of this item for all eligible employees: Years of Service Award.

(9)       For P. Leung, P. Heroux, and K. Neylan, includes payment of this item for all eligible officers: officer physical examination.

(10)    For A. DelliBovi and P. Héroux, includes this item: payment of term life insurance premium.

(11)    For P. Heroux and for K. Neylan, includes payment of this item paid by the Bank for all employees: fitness center reimbursement.

(12)    Kevin Neylan is a new NEO in 2009.

(13)    Figures represent salaries approved by our Board of Directors for the year 2009.

The following table sets forth information regarding all incentive plan award opportunities made available to NEO for the fiscal year 2011 (in whole dollars):

Grants of Plan-Based Awards for Fiscal Year 2011

								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)

Alfred A. DelliBovi	03/16/2011	$156,038	$283,705	$539,040	$—	$—	$—	$—	$—	$—	$—

Peter S. Leung	03/16/2011	$74,818	$136,033	$258,463	$—	$—	$—	$—	$—	$—	$—

Paul B. Héroux	03/16/2011	$53,199	$96,725	$183,778	$—	$—	$—	$—	$—	$—	$—

Patrick A. Morgan	03/16/2011	$56,411	$102,566	$194,874	$—	$—	$—	$—	$—	$—	$—

John F. Edelen	03/16/2011	$53,625	$97,500	$185,250	$—	$—	$—	$—	$—	$—	$—

(1)             On this date, the Board of Directors’ C&HR Committee approved the 2011 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)             Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)             Amounts represent potential awards under the 2011 Incentive Plan.

Employment Arrangements

We are an “at will” employer and does not provide written employment agreements to any of its employees. However, employees, including NEO, receive: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short and long term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay.

An additional benefit offered to all officers, age 40 or greater, or who are at Vice President rank or above, is a physical examination every 18 months.

The annual base salaries for the NEO are as follows (in whole dollars):

	2012	2011
	(1)	(2)

Alfred A. DelliBovi	$741,180	$709,263
Peter S. Leung	$469,314	$453,443
Paul B. Héroux	$333,702	$322,417
Patrick A. Morgan	$353,851	$341,885
John F. Edelen	$336,375	$325,000

The 2012 increases in the base salaries of the NEOs from 2011 were based on their 2011 performance.

(1)         Figures represent salaries approved by our Board of Directors for the year 2012

(2)         Figures represent salaries approved by our Board of Directors for the year 2011

A performance-based merit increase program exists for all employees, including NEO’s that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2011, the C&HR Committee determined that merit-related officer base pay increases for 2012 would be 3.0% for officers rated ‘Meets Requirements’; 3.5% for officers rated ‘Exceeds Requirements’; and 4.5% for officers rated ‘Outstanding’ for their performance in 2011.

When employees are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement” or “Unsatisfactory”. Incentive Plan participants that were rated as “Exceeds Requirements” or “Outstanding” on their individual performance evaluations received an additional 3% or 6%, respectively, of their base salary added to their Incentive Plan award for the 2009 and 2010 Plan years. In 2011, we removed the additional 3% and 6% award for employees’ superior annual performance ratings from the Incentive Plan and instead included it as a cash payout based on the annual performance evaluation rating. This cash payout for a superior performance rating will not result in an increase to base salaries.

Short-Term Incentive Compensation Plan (“Incentive Plan”)

The objective of the Incentive Plan is to motivate exempt employees to perform at a high level and take actions that: i) support our strategies, ii) lead to the attainment of the business plan, and iii) fulfill our mission. Funding for the Incentive Plan is approved by the Board as part of the annual business plan process. By including goals that seek to balance risk and return, the Incentive Plan is designed to incent appropriate behavior and work in a variety of economic conditions.

Aon reported in the course of its 2007 study of the compensation and benefit programs (described earlier in Section I above) that most firms in our peer group provide their employees with annual short-term incentives. As such, for the Bank not to offer this element of compensation would put it at a distinct disadvantage with respect to its competitors for new talent, and also pose a challenge with respect to the retention of key employees.

There are two types of performance measures that impact Incentive Plan awards received by participants: i) Bankwide performance goals, and ii) individual performance goals (which can include work performed as part of a group) established and measured through the annual performance evaluation process.

The Bankwide goals are designed to help management focus on what it needs to accomplish success. The 2011 Bankwide goals are organized into three broad categories:

Goals Category	Weighting	Goal	Goal Basis
Business Effectiveness	80%	Return	Dividend Capacity as forecasted in the 2011 business plan. (50% of the category)

		Risk	Enterprise Risk Level in the 2011 business plan balance sheet as measured by the methodology used to calculate retained earnings target. (50% of the category)

Community Investment Effectiveness	10%	Mission	Achievement in specific areas of housing and community development activities.

Growth Effectiveness	10%	New Members	Number of new members and new/return borrowers during 2011 to position for future growth and mission fulfillment.

The goal measures in the Business Effectiveness and Growth Effectiveness goal categories were approved by the Board’s C&HR Committee in March 2011, and the goal measures in the Community Investment Effectiveness goal category was approved by the Board’s Housing Committee in March 2011; all of the goal measures were reported to the Board. A description of these goal categories is set forth below:

Business Effectiveness Goal Category

The Return and Risk Goals that make up the Business Effectiveness Goal are linked and create a beneficial tension through the tradeoffs in managing one versus the other. These goals are weighted exactly the same; this motivates management to act in ways that are aligned with the Board’s wishes to have management achieve forecasted returns while managing risks to stay within the prescribed risk parameters. In addition, this set of goals will not motivate management to increase Dividend Capacity if doing such would require imprudently increasing the risk in the balance sheet.

Return Goal

Provide value to shareholders through the dividend. The Return Goal is based on Dividend Capacity.

Risk Goal

The Risk Goal is intended to encourage management to balance those actions taken to enhance earnings (i.e., Dividend Capacity) with actions that are needed to maintain appropriate risk levels in the business.

Community Investment Effectiveness Goal Category

The Community Investment Effectiveness Goal Category is intended to help ensure the Bank’s achievement of mission-related community development activities.

Growth Effectiveness Goal-Category

The Growth Effectiveness Goal Category is intended to set the stage for future growth. We believe that recruiting new members now will, over time, create additional advances usage.

Bankwide Goals — Weighting Based on Employee Rank

We believe that employees at higher ranks have a greater impact on the achievement of Bankwide goals than employees at lower ranks. Therefore, employees at higher ranks have a greater weighting placed on the Bankwide performance component of their Incentive Plan award opportunities as opposed to the individual performance component. For the Chief Executive Officer and the other Management Committee members (a group that includes all of the NEOs), the overall incentive compensation opportunity is weighted 90% on Bankwide performance goals and 10% on individual performance goals. There are differences among the NEOs with regard to their individual performance goals; however, these differences do not have a material impact on the amount of incentive compensation payout.

When employees are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement” or “Unsatisfactory”. Incentive Plan participants that were rated as “Exceeds Requirements” or “Outstanding” on their individual performance evaluations received an additional 3% or 6%, respectively, of their base salary added to their Incentive Plan award for the 2009 and 2010 Plan years. In 2011, we removed the additional 3% and 6% award for employees’ superior annual performance ratings from the Incentive Plan and instead included it as a cash payout based on the annual performance evaluation rating. This cash payout for a superior performance rating will not result in an increase to base salaries.

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

The Incentive Plan is administered by the Chief Executive Officer, subject to any requirements for review and approval by the C&HR Committee that the Committee has established. In all areas not specifically reserved by the Committee for its review and approval, the decisions of the Chief Executive Officer or his designee concerning the Incentive Plan are binding on the Bank and on all Incentive Plan participants.

Beginning with the 2010 IC plan, and approved in the 2011 Plan, we added a clawback provision to the Incentive Plan that states:

“Any undue incentives paid to a Participant with a rank of Vice President or higher based on the achievement of financial or operational goals within this Plan that subsequently are deemed by the Bank to be inaccurate, misstated or misleading shall be recoverable from such Participant by the Bank.  Inaccurate, misstated and/or misleading achievement of financial or operational goals shall include, but not be limited to, overstatements of revenue, income, capital, return measures and/or understatements of credit risk, market risk, operational risk or expenses.  The value of any benefits delivered or accrued related to the undue incentive (i.e., the amount of the incentive over and above what should have been paid to the Participant barring inaccurate, misstated and/or misleading achievement of financial or operational goals) shall be reduced and/or recovered by the Bank to the fullest extent possible.  Participants shall be responsible for the repayment of any such excess incentive payments as described in this paragraph upon demand by the Bank.”

2012 Deferred Incentive Compensation Plan

On July 21, 2011, the Federal Housing Finance Agency (“FHFA”) submitted a letter regarding observations and recommendations that the C&HR Committee should consider as it develops our 2012 Incentive Compensation Program (“ICP”) program. One of the recommendations was for us to create a long-term incentive plan or deferral of short-term incentive awards. At its September 26, 2011 meeting, the C&HR Committee authorized Aon to develop a proposed deferred incentive compensation plan for its NEOs. Aon submitted a couple of proposed deferred incentive compensation models to the C&HR Committee’s at its January 18, 2012 meeting.  The Chair of the C&HR Committee discussed the development of a deferred incentive compensation program with the FHFA at a meeting on February 23, 2012 to better understand the FHFA’s insight on the deferral plan.

Qualified Defined Contribution Plan

Employees who have met the eligibility requirements contained in the Pentegra Qualified Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month following three full calendar months of employment.

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2011 was $16,500 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. If an employee contributes at least 3% of base salary, the Bank provides a match of 3% of base salary. After completing three years of employment; the match is 4.5% of base salary and after the five years of employment 6% of base salary. Contributions of less than 3% of base salary receive a match of 2% of the employee’s base salary or $34.61 per pay period (whichever is less).

In 2012, the IRC limit for the DC Plan has been increased to $17,000 for employees under age 50.  The additional “catch-up” contribution has not changed.

Additional Information

Additional information about compensation and benefits are provided in the discussions immediately following the below pension and compensation tables.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
AND OPTION EXERCISES AND STOCK VESTED

The tables disclosing (i) outstanding option and stock awards and (ii) exercises of stock options and vesting of restricted stock for NEO are omitted because all employees are prohibited by law from holding capital stock issued by a Federal Home Loan Bank. As such, these tables are not applicable.

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the NEO, the number of years of service credited to each such person, and payments during the last fiscal year (if any) to each such person, under the Pentegra Defined Benefit Plan for Financial Institutions and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (amounts in whole dollars):

	Pension Benefits for Fiscal Year 2011
		Number of	Present Value	Payment During
	Plan	Years Credited	of Accumulated	Last
Name	Name	Service [1]	Benefit [2]	Fiscal Year

Alfred A. DelliBovi	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	18.75	$1,635,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	18.75	$6,122,000	$—

Peter S. Leung	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	14.50	$981,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (3)	14.50	$1,622,000	$—

Paul B. Héroux	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	27.50	$1,406,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	27.50	$1,357,000	$—

Patrick A. Morgan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	12.50	$1,001,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	12.50	$1,047,000	$—

John F. Edelen	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	14.25	$605,000	$—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	14.25	$301,000	$—

(1) Number of years of credited service pertains to eligibility/participation in the qualified plan. Years of credited service for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2) As of 12/31/11.

(3)Mr. Leung’s 14.5 years of credited service includes 3.6 of credited service working for the Office of Thrift Supervision; 3.0 years of credited service working for the Federal Home Loan Bank of Dallas (including two months of severance) and 7.9 years of credited service working for the Federal Home Loan Bank of New York

The following discussions provide more information with respect to the compensation and pension benefits tables in the preceding pages.

Qualified Defined Benefit Plan

The Pentegra Qualified Defined Benefit Plan for Financial Institutions (“DB Plan”) is an IRS-qualified defined benefit plan which covers all employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Retirement Services.

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

For all other participants (identified herein as “Non-Grandfathered”), the DB Plan provides a benefit of 2.0% (as opposed to 2.5% provided to Grandfathered participants) of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as previously provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. The Normal Form of Payment is a life annuity (i.e., an annuity paid until the death of the participant), as opposed to a guaranteed twelve-year payout as previously provided to Grandfathered participants. In addition, for the Non-Grandfathered participants, the cost of living adjustments (“COLAs”) are no longer provided on future accruals (as opposed to a 1% simple interest COLA beginning at age 66 as previously provided).

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

Benefit Multiplier — The annuity paid from the DB Plan is calculated on an employee’s years of service, up to a maximum of 30 years, multiplied by 2.5% per year. Beginning July 1, 2008, the Benefit Multiplier changed to 2.0% for Non-Grandfathered Employees.

Final Average Pay Period — The period of time that an employee’s salary is used in the calculation of that employee’s benefit. For Grandfathered Employees, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of termination. For Non-Grandfathered Employees, any accrued benefits prior to July 1, 2008, the accrued Benefit Multiplier mirrors the Grandfathered Employees at 2.5%. For benefits accrued after July 1, 2008 a Benefits Multiplier of 2% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary.

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

*            Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.

Earnings under the DB Plan continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2011 was $245,000.

In 2012, the IRC increased the earnings limit for the DB Plan to $250,000.

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

Nonqualified Defined Benefit Portion of the Benefit Equalization Plan

Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in the BEP, a non-qualified retirement plan that in many respects mirrors the DB Plan.

The primary objective of the Nonqualified Defined Benefit Portion of the BEP is to ensure that participants receive the full benefit to which they would have been entitled under the DB Plan in the absence of limits on maximum benefit levels imposed by the IRC.

The Nonqualified Defined Benefit Portion of the BEP utilizes the identical benefit formulas applicable to the DB Plan. In the event that the benefits payable from the DB Plan have been reduced or otherwise limited by government regulations, the employee’s “lost” benefits are payable under the terms of the defined benefit portion of the BEP.

The Nonqualified Defined Benefit Portion of the BEP is an unfunded arrangement. However, we established a grantor trust to assist in financing the payment of benefits under these plans. The trust were approved by the Nonqualified Plan Committee in March of 2006 and established in June of 2007.

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

An officer shall be eligible for two (2) weeks of severance benefits for each six month period of service with the bank, but not less than six (6) weeks of severance benefits. Non-officers are eligible for severance benefits in accordance with different formulas.

An officer is eligible to receive severance benefits, in the aggregate for all six month periods of service, whether or not continuous, totaling more than the lesser of (i) thirty-six (36) weeks or (ii) two (2) times the lesser of (a) the sum of the employee’s annualized compensation based upon his or her annual rate of pay for services as an employee for the year preceding the year in which the employment of the employee terminated (adjusted for any increase during that year that was expected to continue indefinitely if the employment of the employee had not terminated) or (b) the maximum amount that may be taken into account under a qualified plan pursuant to Section 401(a)(17) of the IRC for the year in which the employment of the employee terminated.

Payment of severance benefits under the Severance Plan is contingent on an employee executing a severance agreement which includes a release of any claim the employee may have against the Bank and any present and former director, officer and employee.

The following table describes estimated severance payout information for each NEO assuming that severance would have occurred on December 31, 2011: (amounts in whole dollars)

	Number of Weeks Used to	2011 Annual
	Calculate Severance Amount	Base Salary	Severance Amount

Alfred A. DelliBovi	36	$709,263	$491,028
Peter S. Leung	28	$453,443	$244,162
Patrick A. Morgan	36	$341,885	$236,690
Paul B. Héroux	36	$322,417	$223,212
John F. Edelen	36	$325,000	$225,000

The severance benefits payable under the Severance Plan shall be paid as salary, coinciding with the normal payroll cycle, for a period of time equal to the number of weeks of severance benefits for which the employee is eligible, commencing with the first payroll period following the termination of employment of the employee and the receipt of an agreement signed by the employee, and shall be subject to withholding of Federal and State income taxes and other employment taxes based upon the number of withholding allowances. Notwithstanding the foregoing, benefits under the severance plan may be paid from time to time through methods other than the payment method described above.

In addition, former employees receiving severance benefits also receive, if applicable, life insurance for the severance period and, if the former employee elects to purchase health insurance continuation coverage, reimbursement during the severance period covering the difference between (i) the cost to the former employee of such health insurance continuation coverage and (ii) what the cost of such health insurance coverage would have been had the former employee remained employed.

Life insurance premiums paid on behalf of employees on severance are paid monthly, coinciding with the monthly invoice processing.

Other Potential Post-Employment Payments

The Bank maintains no arrangements which contain “change in control” provisions.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2011 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael M. Horn	$100,000	$—	$—	$—	$—	$—	$100,000
José R. González	85,000	—	—	—	—	—	85,000
John R. Buran	75,000	—	—	—	—	—	75,000
Anne E. Estabrook	85,000	—	—	—	—	—	85,000
Joseph R. Ficalora	75,000	—	—	—	—	—	75,000
Jay M. Ford	75,000	—	—	—	—	—	75,000
James W. Fulmer	75,000	—	—	—	—	—	75,000
Ronald E. Hermance, Jr.	85,000	—	—	—	—	—	85,000
Katherine J. Liseno	75,000	—	—	—	—	—	75,000
Kevin J. Lynch	85,000	—	—	—	—	—	85,000
Joseph J. Melone	75,000	—	—	—	—	—	75,000
Richard S. Mroz	85,000	—	—	—	—	—	85,000
Thomas M. O’Brien	66,664	—	—	—	—	—	66,664
C. Cathleen Raffaeli	85,000	—	—	—	—	—	85,000
Edwin C. Reed	75,000	—	—	—	—	—	75,000
DeForest B. Soaries, Jr.	75,000	—	—	—	—	—	75,000
George Strayton	85,000	—	—	—	—	—	85,000
Total Fees	$1,361,664	$—	$—	$—	$—	$—	$1,361,664

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

In initially determining reasonable compensation for our directors in the aftermath of HERA for the year 2009, we participated in, and utilized the results of, an FHLB System review of director compensation, which included a study prepared by McLagan Partners.  The director compensation that was established by the Board under the 2010 Director Compensation Policy also reflected this analysis.  In 2010, McLagan performed another director compensation study for the FHLBanks, which formed the basis for our Board’s determination of 2011 director compensation.   In December 2011, the Board determined that the 2011 director compensation structure remained appropriate and did not require adjustment for 2012.

Below are tables summarizing the Director fees established by the Board and the annual compensation limits that were set by the Board for 2011.  Following these tables are additional tables summarizing the Director fees established by the Board and the annual compensation limits set by the Board for 2012.

Director Fees — 2011 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)*
Chairman	$11,111
Vice Chairman	$9,444
Committee Chair **	$9,444
All Other Directors	$8,333

Director Annual Compensation Limits — 2011 (in whole dollars)

Position	Annual Limit
Chairman	$100,000
Vice Chairman	$85,000
Committee Chair	$85,000
All Other Directors	$75,000

Director Fees — 2012 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)*
Chairman	$11,111
Vice Chairman	$9,444
Committee Chair **	$9,444
All Other Directors	$8,333

Director Annual Compensation Limits — 2012 (in whole dollars)

Position	Annual Limit
Chairman	$100,000
Vice Chairman	$85,000
Committee Chair	$85,000
All Other Directors	$75,000

* The numbers in this column represent payments for each of eight meetings attended.  If a ninth meeting is attended, payments for the ninth meeting shall be as follows: Chairman, $11,112; Vice Chairman, $9,448; Committee Chair, $9,448; and all other Directors, $8,336.

** A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee.  In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.

Director Compensation Policy: Director Expenses

The Director Compensation Policy also authorizes us to reimburse Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties.  For expense reimbursement purposes, Directors’ official duties can include:

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

•                  Meetings of Federal Home Loan Bank System committees

•                  Federal Home Loan Bank System director orientation meetings

•                  Meetings of the Council of Federal Home Loan Banks and Council committees

•                  Attendance at other events on behalf of the Bank with prior approval of the Board of Directors

The following table, which is included here pursuant to FHFA regulations, includes information about reimbursed expenses for 2011 (whole dollars):

Directors’ Expenses
Reimbursed
Name	(Paid in Cash)

Michael M. Horn	$6,073
José R. González	19,874
John R. Buran	—
Anne E. Estabrook	10,437
Joseph R. Ficalora	—
Jay M. Ford	1,953
James W. Fulmer	7,548
Ronald E. Hermance, Jr.	—
Katherine J. Liseno	2,113
Kevin J. Lynch	2,183
Joseph J. Melone	181
Richard S. Mroz	3,872
Thomas M. O’Brien	1,282
C. Cathleen Raffaeli	4,219
Edwin C. Reed	8,330
DeForest B. Soaries, Jr.	1,706
George Strayton	209
Total Directors’ Expenses Reimbursed	$69,980

Total expenses incurred by us for our Board expenses, including amounts reimbursed in cash to Directors, totaled $169,000 $127,000 and $134,000 in 2011, 2010 and 2009, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

FHLBNY stock can only be held by member financial institutions.  No person, including directors and executive officers of the FHLBNY, may own our capital stock.  As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.  The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of:

		Number	Percent
	February 29, 2012	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,556	14.58%
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	4,881	10.86
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,293	9.55
Citibank, N.A.	399 Park Avenue, New York, NY 10043	3,962	8.81

		19,692	43.80%

		Number	Percent
	December 31, 2011	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,579	14.47
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	5,106	11.23
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,546	10.00
Citibank, N.A.	399 Park Avenue, New York, NY 10043	3,647	8.02
MetLife Bank, N.A.	334 Madison Avenue, Convent Station, NJ 07961	2,343	5.16

		22,221	48.88%

*   At February 29, 2012 and December 31, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table sets forth information with respect to capital stock outstanding to members whose officers or directors served as Directors of the FHLBNY as of December 31, 2011, the most practicable date for the information provided (shares in thousands):

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock

Hudson City Savings Bank, FSB	Ronald E. Hermance, Jr.	Paramus	NJ	5,105	11.23%
New York Community Bank	Joseph R. Ficalora	Westbury	NY	4,546	10.00
Oritani Bank	Kevin J. Lynch	Township of Washington	NJ	350	0.77
Flushing Savings Bank, FSB	John R. Buran	Lake Success	NY	302	0.66
Oriental Bank and Trust	Jose Ramon Gonzalez	San Juan	PR	238	0.51
Provident Bank	George Strayton	Montebello	NY	218	0.48
AXA Equitable Life Insurance Company	Joseph J. Melone	New York	NY	112	0.25
New York Commerical Bank	Joseph R. Ficalora	Westbury	NY	78	0.17
Crest Saving Bank	Jay M. Ford	Wildwood	NJ	25	0.06
The Bank of Castile	James W. Fulmer	Castile	NY	25	0.06
State Bank of Long Island	Thomas M. O’Brien	Jericho	NY	21	0.05
Metuchen Savings Bank	Katherine J. Liseno	Metuchen	NJ	8	0.02

				11,028	24.26%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The FHLBNY is a cooperative and its customers own the entity’s capital stock.  Capital stock ownership is a prerequisite to the transaction by members of any business with the FHLBNY.  The majority of the members of the Board of Directors of the FHLBNY are Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members).  The remaining members of the Board are Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members).  The FHLBNY conducts its advances business almost exclusively with members.  Therefore, in the normal course of business, the FHLBNY extends credit to members, whose officers or directors may serve as directors of the FHLBNY. All loans extended by the FHLBNY to such members are at market terms that are no more favorable to them than the terms of comparable transactions with other members.  In addition, the FHLBNY also extends credit to members who own more than 5% of the FHLBNY’s stock.  Under the provisions of Section 7(j) of the FHLBank Act (12 U.S.C. § 1427(j)), the Bank’s Board is required to administer the business of the Bank with its members without discrimination in favor of or against any member.  For more information about transactions with stockholders, see ‘Note 19 - Related Party Transactions’, in the notes to the audited financial statements included in this Form 10-K.

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

The Code also provides that, subject to certain limited exceptions for, among other items, interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no Bank employee may have a financial interest in any Bank member.  Extensions of credit from members to employees are acceptable that are entered into or established in the ordinary, normal course of business, so long as the terms are no more favorable than would be available in like circumstances to persons who are not employees of the Bank. Employees provide disclosures regarding financial interests and financial relationships on a periodic basis. These disclosures are provided to and reviewed by the Director of Human Resources, who is (along with the Chief Audit Officer) one of the Bank’s two Ethics Officers; the Ethics Officers have responsibility for enforcing the Code of Ethics with respect to employees on a day-to-day basis.

Director Independence

In General

During the period from January 1, 2011 through and including the date of this annual report on Form 10-K, the Bank had a total of 19 directors serving on its Board, 12 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 7 of whom were Independent Directors (i.e., directors who were, until the enactment of the Housing and Economic Recovery Act of 2008, appointed by the Bank’s former safety and soundness regulator, the Federal Housing Finance Board, and who are now subject to election by the Bank’s members and not officers or directors of Bank members).  All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers.  Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards. First, Federal Housing Finance Agency (“Finance Agency”) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors.  Second, the Securities and Exchange Commission’s (“SEC”) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment.  Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer.  The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee.  From January 1, 2011 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, the Board has adopted the independence standards of the New York Stock Exchange (“NYSE”) to determine which of its directors are independent and which members of its Audit Committee are not independent.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2011 through and including the date of this annual report on Form 10-K (i.e., Anne Evans Estabrook, Michael M. Horn, Joseph J. Melone, Richard S. Mroz,
C. Cathleen Raffaeli, Edwin C. Reed and DeForest B. Soaries, Jr.) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Joseph R. Ficalora, Jay M. Ford, James W. Fulmer, José R. González, Ronald E. Hermance, Thomas L. Hoy, Katherine J. Liseno, Kevin J. Lynch, Thomas M. O’Brien, Vincent F. Palagiano, and George Strayton) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee.  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2011 through and including the date of this annual report on Form 10-K (John R. Buran, Joseph R. Ficalora, Jay M. Ford, José R. González, Thomas L. Hoy, and Katherine J. Liseno) were independent under the NYSE standards for audit committee members.  The Board also determined that the Independent Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2011 through and including the date of this annual report on Form 10-K (Anne Evans Estabrook, Michael M. Horn, Joseph J. Melone and Richard S. Mroz) were independent under the NYSE independence standards for audit committee members.

Section 10A(m) of the 1934 Act

In addition to the independence rules and standards above, on July 30, 2008, the Housing and Economic Recovery Act of 2008 amended the Securities Exchange Act of 1934 to require the Federal Home Loan Banks to comply with the rules issued by the SEC under Section 10A(m) of the 1934 Act, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she is an “affiliated person” of the Bank as defined by the SEC rules (i.e., the person controls, is controlled by, or is under common control with, the Bank). All Audit Committee members serving in 2011 met and all current Audit Committee members meet the substantive independence rules under Section 10A(m) of the 1934 Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years ended December 31,
	2011 (a)	2010 (a)	2009 (a)

Audit Fees	$937	$835	$1,139
Audit-related Fees	49	66	54
Tax Fees	—	20	57
All Other Fees	260	4	2
Total	$1,246	$925	$1,252

(a)

The amounts in the table do not include the assessment from the Office of Finance (“OF”) for the Bank’s share of the audit fees of approximately $58 thousand, $56 thousand and $83 thousand, for 2011, 2010 and 2009, incurred in connection with the audit of the combined financial statements published by the OF.

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

All Other Fees

These other fees in 2011 primarily relate to consultation services for the review of payroll operations and tax compliance.

Policy on Audit Committee Pre-approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm.

We have adopted an independence policy that prohibits its independent registered public accounting firm from performing non-financial consulting services, such as information technology consulting and internal audit services.  This policy also mandates that the audit and non-audit services and related budget be approved by the Audit Committee in advance, and that the Audit Committee be provided with quarterly reporting on actual spending.  In accordance with this policy, all services to be performed by PwC were pre-approved by the Audit Committee.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	000-51397	12/1/2005
3.02	Bylaws of the Bank		8-K	000-51397	9/23/2009
4.01	Amended and Restated Capital Plan of the Bank		8-K	000-51397	8/5/2011
10.01	Bank 2010 Incentive Compensation Plan*(a)		10-Q	000-51397	5/12/2010
10.02	Bank 2011 Incentive Compensation Plan*(a)		10-Q/A	000-51397	10/13/2011
10.03	2010 Director Compensation Policy(a)		10-K	000-51397	3/25/2010
10.04	2011 Director Compensation Policy (a)		10-K	000-51397	3/25/2011
10.05	2012 Director Compensation Policy (a)(b)	X
10.06	Bank Severance Pay Plan (a)		10-K	000-51397	3/25/2011
10.07	Qualified Defined Benefit Plan (a)		10-K	000-51397	3/25/2010
10.08	Qualified Defined Contribution Plan (a)	X
10.09	Bank Amended and Restated Benefit Equalization Plan (a)		10-Q	000-51397	5/12/2011
10.10	Nonqualified Profit Sharing Plan (a)		10-K	000-51397	3/25/2010
10.11	Nonqualified		10-K	000-51397	3/25/2010
Deferred Compensation Plan (a)
10.12	Thrift Restoration Plan(a)		10-Q	000-51397	8/12/2010
10.13	Profit Sharing Plan (a)		10-Q	000-51397	8/12/2010
10.14	Compensatory Arrangements for Named Executive Officers (a)	X
10.15	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	000-51397	6/27/2006
10.16	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	000-51397	8/5/2011

12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.03	Certification of the Senior Vice President, Strategy and Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.03	Certification of the Senior Vice President, Strategy and Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.01

The following financial information from the Bank’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL interactive data files: (i) Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Statements of Income for the three years ended December 31, 2011, 2010 and 2009; (iii) Statements of Capital for the three years

X

ended December 31, 2011, 2010 and 2009; (iv) Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009; and (v) Notes to Financial Statements for the three years ended December 31, 2011, 2010 and 2009. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101.01 are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise not subject to the liability of that section.

Notes:

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

(b)

Amendments to the 2012 Director Compensation Plan clarifying conditions for reimbursement of spousal expenses were approved by the Board of Directors on February 16, 2012, and a copy of the amended Plan will be included as an exhibit to our next Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York

	By:	/s/ Alfred A. DelliBovi
Alfred A. DelliBovi
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Alfred A. DelliBovi	President and Chief Executive Officer	March 23, 2012
Alfred A. DelliBovi	(Principal Executive Officer)

/s/ Patrick A. Morgan	Senior Vice President and Chief Financial Officer	March 23, 2012
Patrick A. Morgan	(A Principal Financial Officer)

/s/ Kevin M. Neylan	Senior Vice President, Strategy and Finance	March 23, 2012
Kevin M. Neylan	(A Principal Financial Officer)

/s/ Backer Ali	Vice President and Controller	March 23, 2012
Backer Ali	(Principal Accounting Officer)

/s/ Michael M. Horn	Chairman of the Board of Directors	March 23, 2012
Michael M. Horn

/s/ José R. González	Vice Chairman of the Board of Directors	March 23, 2012
José R. González

/s/ John R. Buran	Director	March 23, 2012
John R. Buran

/s/ Anne Evans Estabrook	Director	March 23, 2012
Anne Evans Estabrook

/s/ Joseph R. Ficalora	Director	March 23, 2012
Joseph R. Ficalora

/s/ Jay M. Ford	Director	March 23, 2012
Jay M. Ford

/s/ James W. Fulmer	Director	March 23, 2012
James W. Fulmer

Director
Ronald E. Hermance, Jr.

/s/ Thomas L. Hoy	Director	March 23, 2012
Thomas L. Hoy

/s/ Katherine J. Liseno	Director	March 23, 2012
Katherine J. Liseno

/s/ Kevin J. Lynch	Director	March 23, 2012
Kevin J. Lynch

Director
Joseph J. Melone

/s/ Richard S. Mroz	Director	March 23, 2012
Richard S. Mroz

/s/ Vincent F. Palagiano	Director	March 23, 2012
Vincent F. Palagiano

/s/ C. Cathleen Raffaeli	Director	March 23, 2012
C. Cathleen Raffaeli

/s/ Edwin C. Reed	Director	March 23, 2012
Edwin C. Reed

/s/ DeForest B. Soaries, Jr.	Director	March 23, 2012
DeForest B. Soaries, Jr.

Filed with
No.	Exhibit Description	this Form 10-K	Form	File No.	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	000-51397	12/1/2005

3.02	Bylaws of the Bank		8-K	000-51397	9/23/2009

4.01	Amended and Restated Capital Plan of the Bank		8-K	000-51397	8/5/2011

10.01	Bank 2010 Incentive Compensation Plan* (a)		10-Q	000-51397	5/12/2010

10.02	Bank 2011 Incentive Compensation Plan* (a)		10-Q/A	000-51397	10/13/2011

10.03	2010 Director Compensation Policy (a)		10-K	000-51397	3/25/2010

10.04	2011 Director Compensation Policy (a)		10-K	000-51397	3/25/2011

10.05	2012 Director Compensation Policy (a)(b)	X

10.06	Bank Severance Pay Plan (a)		10-K	000-51397	3/25/2011

10.07	Qualified Defined Benefit Plan (a)		10-K	000-51397	3/25/2010

10.08	Qualified Defined Contribution Plan (a)	X

10.09	Bank Amended and Restated Benefit Equalization Plan (a)		10-Q	000-51397	5/12/2011

10.10	Nonqualified Profit Sharing Plan (a)		10-K	000-51397	3/25/2010

10.11	Nonqualified Deferred Compensation Plan (a)		10-K	000-51397	3/25/2010

10.12	Thrift Restoration Plan(a)		10-Q	000-51397	8/12/2010

10.13	Profit Sharing Plan (a)		10-Q	000-51397	8/12/2010

10.14	Compensatory Arrangements for Named Executive Officers (a)	X

10.15	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	000-51397	6/27/2006

10.16	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	000-51397	8/5/2011

12.01	Computation of Ratio of Earnings to Fixed Charges	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X

31.03	Certification of Registrant’s Senior Vice President, Strategy and Finance as required by Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of	X

2002

32.03	Certification of Registrant’s Senior Vice President, Strategy and Finance as required by Section 906 of the Sarbanes-Oxley Act of 2002	X

99.01	Audit Committee Report	X

99.02	Audit Committee Charter	X

101.01

The following financial information from the Bank’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL interactive data files: (i) Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Statements of Income for the three years ended December 31, 2011, 2010 and 2009; (iii) Statements of Capital for the three years ended December 31, 2011, 2010 and 2009; (iv) Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009; and (v) Notes to Financial Statements for the three years ended December 31, 2011, 2010 and 2009. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101.01 are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise not subject to the liability of that section.

X

Notes:

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(a)	This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

(b)

Amendments to the 2012 Director Compensation Plan clarifying conditions for reimbursement of spousal expenses were approved by the Board of Directors on February 16, 2012, and a copy of the amended Plan will be included as an exhibit to the next Form 10-Q filed by the Bank.