Form 10-Q
period 2012-03-31
Federal Home Loan Bank of New York
filed 2012-05-11
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51397

Federal Home Loan Bank of New York

(Exact name of registrant as specified in its charter)

Federal	13-6400946
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 Park Avenue, New York, N.Y.	10178
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of April 30, 2012 was 47,028,313.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (in thousands, except par value of capital stock)

As of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks (Note 3)	$395,070	$10,877,790
Federal funds sold	7,575,000	970,000
Available-for-sale securities, net of unrealized gains of $16,885 at March 31, 2012 and $16,419 at December 31, 2011 (Note 5)	2,949,078	3,142,636
Held-to-maturity securities (Note 4)
Long-term securities	10,925,762	10,123,805
Advances (Note 6)	72,092,870	70,863,777
Mortgage loans held-for-portfolio, net of allowance for credit losses of $7,260 at March 31, 2012 and $6,786 at December 31, 2011 (Note 7)	1,482,217	1,408,460
Accrued interest receivable	219,686	223,848
Premises, software, and equipment	13,047	13,487
Derivative assets (Note 15)	39,853	25,131
Other assets	11,509	13,406

Total assets	$95,704,092	$97,662,340

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$3,455,860	$2,066,598
Non-interest bearing demand	14,583	12,450
Term (Note 8)	29,000	22,000

Total deposits	3,499,443	2,101,048

Consolidated obligations, net (Note 9)
Bonds (Includes $11,451,702 at March 31, 2012 and $12,542,603 at December 31, 2011 at fair value under the fair value option)	61,530,275	67,440,522
Discount notes (Includes $1,094,885 at March 31, 2012 and $4,920,855 at December 31, 2011 at fair value under the fair value option)	24,513,901	22,123,325

Total consolidated obligations	86,044,176	89,563,847

Mandatorily redeemable capital stock (Note 11)	42,960	54,827

Accrued interest payable	187,410	146,247
Affordable Housing Program	130,629	127,454
Derivative liabilities (Note 15)	386,442	486,166
Other liabilities	210,209	136,340

Total liabilities	90,501,269	92,615,929

Commitments and Contingencies (Notes 11, 15 and 17)

Capital (Note 11)
Capital stock ($100 par value), putable, issued and outstanding shares: 45,818 at March 31, 2012 and 44,906 at December 31, 2011	4,581,809	4,490,601
Retained earnings
Unrestricted	746,329	722,198
Restricted (Note 11)	44,420	24,039
Total retained earnings	790,749	746,237
Total accumulated other comprehensive income (loss) (Note 12)	(169,735)	(190,427)

Total capital	5,202,823	5,046,411

Total liabilities and capital	$95,704,092	$97,662,340

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (in thousands, except per share data)

For the three months ended March 31, 2012 and 2011

	March 31,
	2012	2011
Interest income
Advances (Note 6)	$108,395	$158,696
Interest-bearing deposits	657	966
Federal funds sold	2,360	2,546
Available-for-sale securities (Note 5)	6,686	8,639
Held-to-maturity securities (Note 4)
Long-term securities	69,335	71,056
Mortgage loans held-for-portfolio (Note 7)	15,827	15,486
Loans to other FHLBanks and other (Note 18)	1	—

Total interest income	203,261	257,389

Interest expense
Consolidated obligations-bonds (Note 9)	99,766	114,277
Consolidated obligations-discount notes (Note 9)	10,195	7,816
Deposits (Note 8)	244	470
Mandatorily redeemable capital stock (Note 11)	761	744
Cash collateral held and other borrowings (Note 18)	17	9

Total interest expense	110,983	123,316

Net interest income before provision for credit losses	92,278	134,073

Provision for credit losses on mortgage loans	861	1,773

Net interest income after provision for credit losses	91,417	132,300

Other income (loss)
Service fees and other	2,101	1,256
Instruments held at fair value - Unrealized gains (losses)(Note 16)	7,198	740

Total OTTI losses	(295)	—
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive income (loss)	(263)	(370)
Net impairment losses recognized in earnings	(558)	(370)

Net realized and unrealized gains on derivatives and hedging activities (Note 15)	53,103	64,570
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Note 4 and 5)	256	—
Losses from extinguishment of debt and other	(14,959)	(51,893)

Total other income	47,141	14,303

Other expenses
Operating	7,399	7,530
Compensation and benefits	14,230	38,981
Finance Agency and Office of Finance	3,617	3,397

Total other expenses	25,246	49,908

Income before assessments	113,312	96,695

Affordable Housing Program (Note 10)	11,407	7,969
REFCORP (Note 10)	—	17,745

Total assessments	11,407	25,714

Net income	$101,905	$70,981

Basic earnings per share (Note 13)	$2.29	$1.61

Cash dividends paid per share	$1.26	$1.46

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (in thousands)

For the three months ended March 31, 2012 and 2011

	March 31,
	2012	2011

Net Income	$101,905	$70,981
Other Comprehensive income (loss) adjustments
Net unrealized gains/losses on available-for-sale securities
Unrealized gains (losses)	466	(7,986)
Total net unrealized gains (losses) on available-for-sale securities	466	(7,986)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion	(132)	—
Reclassification of non-credit portion included in net income	395	370
Accretion of non-credit portion	2,459	3,285
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	2,722	3,655
Net unrealized gains relating to hedging activities
Unrealized gains	16,502	2,690
Reclassification of gains (losses) included in net income	1,002	1,038
Total net unrealized gains relating to hedging activities	17,504	3,728
Total other comprehensive income (loss) adjustments	20,692	(603)
Total comprehensive income	$122,597	$70,378

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital - Unaudited (in thousands, except per share data)

For the three months ended March 31, 2012 and 2011

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2010	45,290	$4,528,962	$712,091	$—	$712,091	$(96,684)	$5,144,369

Proceeds from sale of capital stock	5,054	505,404	—	—	—	—	505,404
Redemption of capital stock	(7,106)	(710,604)	—	—	—	—	(710,604)
Shares reclassified to mandatorily redeemable capital stock	(1)	(98)	—	—	—	—	(98)
Cash dividends ($1.46 per share) on capital stock	—	—	(66,422)	—	(66,422)	—	(66,422)
Comprehensive income (loss)	—	—	70,981	—	70,981	(603)	70,378

Balance, March 31, 2011	43,237	$4,323,664	$716,650	$—	$716,650	$(97,287)	$4,943,027

Balance, December 31, 2011	44,906	$4,490,601	$722,198	$24,039	$746,237	$(190,427)	$5,046,411

Proceeds from sale of capital stock	6,531	653,140	—	—	—	—	653,140

Redemption of capital stock	(5,619)	(561,932)	—	—	—	—	(561,932)
Cash dividends ($1.26 per share) on capital stock	—	—	(57,393)	—	(57,393)	—	(57,393)
Comprehensive income (loss)	—	—	81,524	20,381	101,905	20,692	122,597

Balance, March 31, 2012	45,818	$4,581,809	$746,329	$44,420	$790,749	$(169,735)	$5,202,823

(a) Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the three months ended March 31, 2012 and 2011

	March 31,
	2012	2011
Operating activities

Net Income	$101,905	$70,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	2,360	(13,080)
Concessions on consolidated obligations	1,174	1,678
Premises, software, and equipment	1,143	1,399
Provision for credit losses on mortgage loans	861	1,773
Net realized (gains) from redemption of held-to-maturity securities	(256)	—
Credit impairment losses on held-to-maturity securities	558	370
Change in net fair value adjustments on derivatives and hedging activities	23,671	97,933
Change in fair value adjustments on financial instruments held at fair value	(7,198)	(740)
Losses from extinguishment of debt	14,778	51,741
Net change in:
Accrued interest receivable	6,722	36,881
Derivative assets due to accrued interest	(10,245)	(6,425)
Derivative liabilities due to accrued interest	(5,719)	(32,684)
Other assets	2,420	3,851
Affordable Housing Program liability	3,175	(3,234)
Accrued interest payable	38,580	32,954
REFCORP liability	—	(2,882)
Other liabilities	(1,895)	(4,463)
Total adjustments	70,129	165,072
Net cash provided by operating activities	172,034	236,053

Investing activities
Net change in:
Interest-bearing deposits	79,687	795,337
Federal funds sold	(6,605,000)	(105,000)
Deposits with other FHLBanks	(70)	(62)
Premises, software, and equipment	(703)	(1,386)
Held-to-maturity securities:
Long-term securities
Purchased	(1,312,188)	(988,122)
Repayments	583,790	712,634
In-substance maturities	4,998	—
Available-for-sale securities:
Repayments	194,347	263,990
Proceeds from sales	171	144
Advances:
Principal collected	99,236,510	93,771,274
Made	(100,670,982)	(89,132,005)
Mortgage loans held-for-portfolio:
Principal collected	78,343	78,059
Purchased	(153,272)	(85,888)
Proceeds from sales of REO	237	150
Net cash (used in) provided by investing activities	(8,564,132)	5,309,125

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the three months ended March 31, 2012 and 2011

	March 31,
	2012	2011
Financing activities
Net change in:
Deposits and other borrowings	$1,367,425	$118,862
Derivative contracts with financing element	(70,339)	(107,935)
Consolidated obligation bonds:
Proceeds from issuance	11,070,584	16,160,153
Payments for maturing and early retirement	(16,871,058)	(19,097,193)
Net payments on bonds transferred (to)/from other FHLBanks (a)	—	(167,381)
Consolidated obligation discount notes:
Proceeds from issuance	36,972,787	41,571,744
Payments for maturing	(34,581,969)	(41,454,687)
Capital stock:
Proceeds from issuance	653,140	505,404
Payments for redemption / repurchase	(561,932)	(710,604)
Redemption of mandatorily redeemable capital stock	(11,867)	(4,191)
Cash dividends paid (b)	(57,393)	(66,422)
Net cash used in financing activities	(2,090,622)	(3,252,250)
Net (decrease) increase in cash and due from banks	(10,482,720)	2,292,928
Cash and due from banks at beginning of the period	10,877,790	660,873
Cash and due from banks at end of the period	$395,070	$2,953,801

Supplemental disclosures:
Interest paid	$83,085	$127,107
Affordable Housing Program payments (c)	$8,232	$11,203
REFCORP payments	$—	$20,627
Transfers of mortgage loans to real estate owned	$99	$591
Portion of non-credit OTTI gains on held-to-maturity securities	$(263)	$(370)

(a) For information about bonds transferred (to)/from FHLBanks and other related party transactions, see Note 18. Related Party Transactions.

(b) Does not include payments to holders of mandatorily redeemable capital stock. Such payments are reported as interest expense.

(c) AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

Assessments

Resolution Funding Corporation (“REFCORP”) Assessments.  Up until June 30, 2011, the FHLBanks, including the FHLBNY, were required to make payments to REFCORP based on a percentage of Net Income.  Each FHLBank was required to make payments to REFCORP until the total amount of payment actually made by all 12 FHLBanks was equivalent to a $300 million annual annuity, whose final maturity date was April 15, 2030.  The Federal Housing Finance Agency has determined that the 12 FHLBanks have satisfied their obligation to REFCORP by the end of that period and no further payments will be necessary.

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

Basis of Presentation

The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the reported periods. Although management believes these judgments, estimates and assumptions to be appropriate, actual results may differ. The information contained in these financial statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made.  These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2011, included in Form 10-K filed on March 23, 2012.

Note   1.                                                    Significant Accounting Policies and Estimates.

Significant Accounting Policies and Estimates

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the Bank’s securities portfolios, estimating the liabilities for employee benefit programs, and estimating fair values of certain assets and liabilities.  See Note 1 — Significant Accounting Policies and Estimates in Notes to the Financial Statements of the Federal Home Loan Bank of New York filed on Form 10-K on March 23, 2012, which contains a summary of the Bank’s significant accounting policies and estimates.

With the satisfaction of the FHLBanks’ REFCORP obligation in the second quarter of 2011, the FHLBNY is not required to pay REFCORP assessments on Net income.  Beginning with the third quarter of 2011, the FHLBNY allocates 20% of its net income to a separate restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement among the 12 FHLBanks; for more information, see Note 11.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in this Form 10-Q.  Except for this change, there have been no significant changes to accounting policies from those identified in the Bank’s most recent Form 10-K filed on March 23, 2012.

Recently adopted Significant Accounting Policies

Presentation of Comprehensive Income.  On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements.  This guidance requires an entity that reports items of other comprehensive income to present comprehensive income either in a single statement or in two consecutive statements.  This guidance eliminates the option to present other comprehensive income in a statement of capital. This guidance is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBNY) and should be applied retrospectively for all periods presented.  Early adoption is permitted.  On October 21, 2011, the FASB voted to propose a deferral of the new requirement to present reclassifications of other comprehensive income in the income statement.  Entities would still be required to adopt the other guidance contained in the new accounting standard for the presentation of comprehensive income.  The FHLBNY elected and adopted the two-statement approach beginning on January 1, 2012.  The expanded disclosures are presented as the Statements of Comprehensive Income on page 5 of this Form 10-Q.

Fair Value Measurement and Disclosure - Beginning January 1, 2012, the FHLBNY adopted the guidance under the FASB’s ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The guidance is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs, and its adoption will not change the FHLBNY’s methodologies for estimating fair value.  In compliance with the provisions under ASU 2011-04, the FHLBNY has provided disclosure of the level within the fair value hierarchy that each fair value measurement is classified for all financial instruments, regardless of whether they are measured at fair value on a recurring basis or not.  The FHLBNY’s disclosures with respect to the classification of its financial instruments and measurement of their significance are summarized in Note 16. Fair Values of Financial Instruments.  Also, see the FHLBNY’s most recent Form10-K filed on March 23, 2012.

Note   2.                                                    Recently Issued Accounting Standards and Interpretations.

Disclosures about Offsetting Assets and Liabilities.  On December 16, 2011, the FASB and the IASB issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company’s financial position, whether a company’s financial statements are prepared on the basis of GAAP or International Financial Reporting Standards.  This guidance will require the FHLBNY to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on the statement of condition or subject to an enforceable master netting arrangement or similar agreement.  This guidance will be effective for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented.  The adoption of this guidance will result in expanded interim and annual financial statement disclosures, but will not affect the FHLBNY’s financial condition, results of operations or cash flows.

Framework For Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  On April 9, 2012, the Federal Housing Finance Agency (“FHFA”), the FHLBank’s regulator, issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that establishes adverse classification, identification of Special Mention assets and off-balance sheet credit exposures.  The guidance is expected to be applied prospectively, and was effective at issuance.  The more significant standards are summarized below:

•                  Mortgage loans - Single family residential real estate loans, under the MPF and MPP loan program (the FHLBNY does not participate in the MPP program), that are delinquent 90 days or more with loan-to-value ratios greater than 60 percent, should be classified Substandard.  A mortgage loans should be charged off if the loan is 180 days or more past due, or if the loan is adversely classified as a “Loss”.  A mortgage loan that is classified as “Doubtful” or “Loss” should generally be placed on nonaccrual.  If the delinquent loan is well secured and in the process of collection, such that collection will occur regardless of delinquency status, then the loan need not be adversely classified.  Other exceptions to this adverse classification policy might be for loans that are supported by valid insurance claims, like federal loan guarantee programs.  The guidelines in the Advisory Bulletin also define a mortgage loan’s delinquency status, including the method for recognizing partial payments.  If a borrower declares bankruptcy, the loan should generally be charged-off within 60 days of receipt of notification of filing from the bankruptcy court, or within the charge-off time frames adopted in the classification policy, whichever is shorter, unless management can demonstrate that repayment is likely to occur.  The Advisory Bulletin also provides guidance for classification of multi-family residential mortgage loans.

•                  Advances - Advances made by the FHLBanks to their members generally pose minimal credit risk.  Advances are collateralized and supported by membership stock.  In addition, Section 10 of the Federal Home Loan Bank Act (FHLBank Act) establishes a priority lien for FHLBank advances over other creditors.  However, there may be instances in which collateral adequacy may be uncertain and/or the priority lien may not be relied upon, and in such instances, facts and circumstances would determine whether it is appropriate to adversely classify the advance.

•                  Other Assets and Off Balance Sheet Credit Exposures - Other assets, such as Other Real Estate Owned, accrued interest, or off-balance sheet credit exposures, may also warrant adverse classification,  Facts and circumstances in conjunction with the adverse classification definitions as provided by the Advisory Bulletin would determine whether it is appropriate to adversely classify such assets and off balance sheet credit exposures.

The FHLBNY is continuing to review the guidance, and its preliminary conclusion is that adoption of the Advisory Bulletin would change the FHLBNY’s existing charge off policy but would not impact the Bank’s credit classification practices, or the credit loss measurement methodologies in any significant manner.  Under existing policies, the FHLBNY records a charge-off on MPF loans based upon the occurrence of a confirming event, which is typically the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure.  Adoption of the Advisory Bulletin may accelerate the timing of charge-offs, and the FHLBNY is reviewing the operational aspects of implementing the guidance.  Pre-existing policies requires the FHLBNY to record credit loss allowances on a loan level basis on all MPF loans delinquent 90-days or greater, and to measure the allowance based on the shortfall of the value of collateral (less estimated selling costs) to the recorded investment in the impaired loan.  Therefore, the FHLBNY does not expect an acceleration of the charge-offs to impact results of financial condition, results of operations and cash flows, other than to reduce the credit loss allowance and an offsetting reduction in the carrying value of the impaired loans.

Note   3.                                                    Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.

Compensating balances

The Bank maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0 million as of March 31, 2012 and December 31, 2011.  The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Pass-through deposit reserves

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $67.4 million and $69.6 million as of March 31, 2012 and December 31, 2011.  The Bank includes member reserve balances in Other liabilities in the Statements of Condition.

Note   4.                                                    Held-to-Maturity Securities.

Major Security Types

The amortized cost basis, the gross unrecognized holding gains and losses (a), the fair values of held-to-maturity securities, and OTTI recognized in AOCI were as follows (in thousands):

	March 31, 2012
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$601,252	$—	$601,252	$47,493	$—	$648,745
Freddie Mac	172,628	—	172,628	12,385	—	185,013
Total pools of mortgages	773,880	—	773,880	59,878	—	833,758

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	3,078,066	—	3,078,066	26,523	(828)	3,103,761
Freddie Mac	2,873,421	—	2,873,421	40,344	(588)	2,913,177
Ginnie Mae	83,976	—	83,976	809	—	84,785
Total CMOs/REMICs	6,035,463	—	6,035,463	67,676	(1,416)	6,101,723

Commercial Mortgage-Backed Securities
Fannie Mae	186,206	—	186,206	6,354	—	192,560
Freddie Mac	2,523,526	—	2,523,526	130,191	(2,037)	2,651,680
Ginnie Mae	33,738	—	33,738	1,045	—	34,783
Total commercial mortgage-backed securities	2,743,470	—	2,743,470	137,590	(2,037)	2,879,023

Non-GSE MBS (b)
CMOs/REMICs	161,813	(1,589)	160,224	3,442	(1,098)	162,568
Total non-federal-agency MBS	161,813	(1,589)	160,224	3,442	(1,098)	162,568

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	148,678	—	148,678	—	(7,489)	141,189
Home equity loans (insured) (c)	223,237	(51,850)	171,387	34,019	(4,921)	200,485
Home equity loans (uninsured)	150,643	(19,688)	130,955	14,356	(16,364)	128,947
Total asset-backed securities	522,558	(71,538)	451,020	48,375	(28,774)	470,621

Total MBS	$10,237,184	$(73,127)	$10,164,057	$316,961	$(33,325)	$10,447,693

Other
State and local housing finance agency obligations	$761,705	$—	$761,705	$2,855	$(62,677)	$701,883
Total other	$761,705	$—	$761,705	$2,855	$(62,677)	$701,883

Total Held-to-maturity securities	$10,998,889	$(73,127)	$10,925,762	$319,816	$(96,002)	$11,149,576

	December 31, 2011
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$652,061	$—	$652,061	$49,797	$—	$701,858
Freddie Mac	187,515	—	187,515	12,709	—	200,224
Total pools of mortgages	839,576	—	839,576	62,506	—	902,082

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,811,573	—	2,811,573	30,131	(1,866)	2,839,838
Freddie Mac	2,822,438	—	2,822,438	47,207	(1,604)	2,868,041
Ginnie Mae	89,586	—	89,586	741	—	90,327
Total CMOs/REMICs	5,723,597	—	5,723,597	78,079	(3,470)	5,798,206

Commercial Mortgage-Backed Securities
Fannie Mae	100,445	—	100,445	8,326	—	108,771
Freddie Mac	1,993,002	—	1,993,002	138,025	—	2,131,027
Ginnie Mae	34,447	—	34,447	978	—	35,425
Total commercial mortgage-backed securities	2,127,894	—	2,127,894	147,329	—	2,275,223

Non-GSE MBS (b)
CMOs/REMICs	186,805	(1,708)	185,097	2,925	(1,343)	186,679
Total non-federal-agency MBS	186,805	(1,708)	185,097	2,925	(1,343)	186,679

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	153,881	—	153,881	—	(8,387)	145,494
Home equity loans (insured) (c)	230,901	(53,596)	177,305	34,483	(5,853)	205,935
Home equity loans (uninsured)	157,089	(20,545)	136,544	14,294	(18,395)	132,443
Total asset-backed securities	541,871	(74,141)	467,730	48,777	(32,635)	483,872

Total MBS	$9,419,743	$(75,849)	$9,343,894	$339,616	$(37,448)	$9,646,062

Other
State and local housing finance agency obligations	$779,911	$—	$779,911	$2,433	$(80,032)	$702,312
Total other	$779,911	$—	$779,911	$2,433	$(80,032)	$702,312

Total Held-to-maturity securities	$10,199,654	$(75,849)	$10,123,805	$342,049	$(117,480)	$10,348,374

(a) Unrecognized gross holding gains and losses represent the difference between fair value and carrying value of a held-to-maturity security. At March 31, 2012 and December 31, 2011, the FHLBNY had pledged MBS with an amortized cost basis of $3.7 million and $2.0 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

(b) Private-label MBS.

(c) Amortized cost - Manufactured housing bonds insured by AGM (formerly FSA) were $148.7 million and $153.9 million at March 31, 2012 and December 31, 2011.  Asset-backed securities (supported by home equity loans) insured by AGM were $72.4 million and $73.7 million at March 31, 2012 and December 31, 2011.  Asset-backed securities (supported by home equity loans) insured by Ambac and MBIA, together, were $150.8 million and $157.2 million at March 31, 2012 and December 31, 2011.  For the purpose of calculating OTTI, the FHLBNY has determined that it will not rely on Ambac for projected cash flow shortfalls.  The FHLBNY will rely on MBIA through June 30, 2012.

Unrealized losses

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis.  The fair values and gross unrealized holding losses (a) are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities

State and local housing finance agency obligations	$—	$—	$308,758	$(62,677)	$308,758	$(62,677)
Total Non-MBS	—	—	308,758	(62,677)	308,758	(62,677)
MBS Investment Securities
MBS-GSE
Fannie Mae	548,795	(828)	—	—	548,795	(828)
Freddie Mac	983,105	(2,625)	—	—	983,105	(2,625)
Total MBS-GSE	1,531,900	(3,453)	—	—	1,531,900	(3,453)
MBS-Private-Label	2,222	(186)	508,863	(54,271)	511,085	(54,457)
Total MBS	1,534,122	(3,639)	508,863	(54,271)	2,042,985	(57,910)
Total	$1,534,122	$(3,639)	$817,621	$(116,948)	$2,351,743	$(120,587)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities

State and local housing finance agency obligations	$—	$—	$292,348	$(80,032)	$292,348	$(80,032)
Total Non-MBS	—	—	292,348	(80,032)	292,348	(80,032)
MBS Investment Securities
MBS-GSE
Fannie Mae	993,420	(1,866)	—	—	993,420	(1,866)
Freddie Mac	729,246	(1,604)	—	—	729,246	(1,604)
Total MBS-GSE	1,722,666	(3,470)	—	—	1,722,666	(3,470)
MBS-Private-Label	19,418	(430)	525,436	(61,469)	544,854	(61,899)
Total MBS	1,742,084	(3,900)	525,436	(61,469)	2,267,520	(65,369)
Total	$1,742,084	$(3,900)	$817,784	$(141,501)	$2,559,868	$(145,401)

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

	March 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing finance agency obligations
Due in one year or less	$3,315	$3,351	$3,315	$3,347
Due after one year through five years	—	—	—	—
Due after five years through ten years	59,175	60,020	59,175	58,750
Due after ten years	699,215	638,512	717,421	640,215
State and local housing finance agency obligations	761,705	701,883	779,911	702,312

Mortgage-backed securities
Due in one year or less	—	—	—	—
Due after one year through five years	76,213	76,220	972	981
Due after five years through ten years	3,380,765	3,536,191	2,836,464	3,005,000
Due after ten years	6,780,206	6,835,282	6,582,307	6,640,081
Mortgage-backed securities	10,237,184	10,447,693	9,419,743	9,646,062

Total Held-to-maturity securities	$10,998,889	$11,149,576	$10,199,654	$10,348,374

Interest rate payment terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	March 31, 2012		December 31, 2011
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$3,894,081	$3,891,379	$3,528,227	$3,525,334
Floating	4,943,383	4,943,383	4,391,908	4,391,907
CMO Total	8,837,464	8,834,762	7,920,135	7,917,241
Pass Thru (a)
Fixed	1,277,695	1,208,351	1,373,804	1,301,956
Floating	122,025	120,944	125,804	124,697
Pass Thru Total	1,399,720	1,329,295	1,499,608	1,426,653
Total MBS	10,237,184	10,164,057	9,419,743	9,343,894

State and local housing finance agency obligations
Fixed	89,640	89,640	106,901	106,901
Floating	672,065	672,065	673,010	673,010
	761,705	761,705	779,911	779,911
Total Held-to-maturity securities	$10,998,889	$10,925,762	$10,199,654	$10,123,805

(a) Includes MBS supported by pools of mortgages.

Impairment analysis of GSE-issued and private label mortgage-backed securities

The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and government agencies by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities.  Based on our analysis, GSE- and agency-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE- and agency-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.  Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on 100 percent of securities.

OTTI — Certain securities had been previously determined to be OTTI, and the additional impairment, or re-impairment was due to further deterioration in the credit performance metrics of the securities.

The following tables present the key characteristics of securities determined to be OTTI (in thousands):

	Three months ended March 31, 2012 (a)
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b)
Security Classification	UPB	Fair Value	UPB	Fair Value	UPB	Fair Value	Credit Loss	Non-credit Loss

HEL Subprime (c)	$23,295	$11,332	$—	$—	$—	$—	$(558)	$263
Total Securities	$23,295	$11,332	$—	$—	$—	$—	$(558)	$263

	Year-to-Date December 31, 2011 (a)						Twelve months ended December 31, 2011
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b)
Security Classification	UPB	Fair Value	UPB	Fair Value	UPB	Fair Value	Credit Loss	Non-credit Loss

RMBS-Prime	$—	$—	$—	$—	$24,960	$24,141	$(141)	$(175)
HEL Subprime (c)	28,543	16,779	40,734	25,470	3,478	3,328	(5,452)	4,977
Total Securities	$28,543	$16,779	$40,734	$25,470	$28,438	$27,469	$(5,593)	$4,802

	Three months ended March 31, 2011 (a)
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b)
Security Classification	UPB	Fair Value	UPB	Fair Value	UPB	Fair Value	Credit Loss	Non-credit Loss

HEL Subprime (c)	$30,869	$18,285	$—	$—	$—	$—	$(370)	$370
Total Securities	$30,869	$18,285	$—	$—	$—	$—	$(370)	$370

(a) Unpaid principal balances and fair values on securities deemed to be OTTI at the OTTI determination quarter end dates.

(b) Represent total OTTI recorded at the OTTI determination quarter end dates.  If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, an OTTI is considered to have occurred because the entire amortized cost basis of the security will not be recovered.  The credit-related OTTI is recognized in earnings.  The non-credit portion of OTTI, which represents fair value losses of OTTI securities (excluding the amount of credit loss), is recognized in AOCI.  Positive non-credit loss represents the net amount of non-credit loss reclassified from AOCI to increase the carrying value of securities previously deemed OTTI.

(c) HEL Subprime securities are supported by home equity loans.

Based on cash flow testing, the Bank believes no additional OTTI exists for the remaining investments at March 31, 2012.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at March 31, 2012, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended March 31,
	2012	2011
Beginning balance	$34,731	$29,138

Additions for OTTI on securities not previously impaired	—	—
Additional credit losses for which an OTTI charge was previously recognized	558	370

Ending balance	$35,289	$29,508

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for all private-label MBS at March 31, 2012 and December 31, 2011, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at March 31, 2012
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-5.4	2.0	3.4-37.9	28.4	30.0-100.0	37.3
RMBS Alt-A	1.0-1.0	1.0	2.0-9.3	5.3	30.0-30.0	30.0
HEL Subprime (e)	1.0-10.6	4.8	2.0-15.8	4.0	30.0-100.0	75.4
Manufactured Housing Loans	3.9-6.5	5.3	2.1-2.2	2.2	79.0-79.1	79.1

	Key Base Assumptions - All PLMBS at December 31, 2011
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-4.3	1.6	5.2-42.0	21.4	30.0-85.4	37.4
RMBS Alt-A	1.0-1.0	1.0	2.0-11.5	4.2	30.0-30.0	30.0
HEL Subprime (e)	1.0-11.5	4.4	2.0-13.0	3.6	30.0-100.0	74.6
Manufactured Housing Loans	3.5-6.7	5.3	2.1-2.3	2.2	76.6-76.8	76.7

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

(d) CMOs/REMICS private-label MBS.

(e) Residential asset-backed MBS.

Significant Inputs

Three PLMBS were determined be credit OTTI at March 31, 2012.  The fair value of one of the three bonds was recorded at fair value of $5.3 million on a non-recurring basis, and categorized within Level 3 of the fair value hierarchy.  The FHLBNY has used third party pricing as the fair values of all MBS, including the bonds deemed OTTI.  Third party prices were obtained from four pricing services, the prices were clustered, and then averaged as described in Note 16.  Fair Values of Financial Instruments.  The table below provides the distribution of the prices, and the average price adopted.

	Significant Inputs
	Securities deemed OTTI at March 31, 2012
	Carrying	Fair	Fair Value Recorded on		Price	Average
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating

Home Equity Loans
Subprime
Bond 1	$3,606	$3,632	$—	3	$72.32 - 50.53	$53.16	D
Bond 2	2,303	2,363	—	3	61.43 - 50.05	52.34	D
Bond 3	5,337	5,337	5,337	3	63.05 - 44.67	44.67	D
Total Home Equity Loans	$11,246	$11,332	$5,337		$72.32 - 44.67	$150.17

Disaggregation of the Level 3 bonds are by collateral type supporting the credit structure of the PLMBS, and the FHLBNY deems that no further disaggregation is necessary for a qualitative understanding of the sensitivity of fair values.

Note   5.                                                   Available-for-Sale Securities.

Major Security types — The amortized cost, gross unrealized gains, losses and fair value (a) of investments classified as AFS were as follows (in thousands):

	March 31, 2012
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (b)	$197	$—	$—	$—	$197
Equity funds (b)	5,380	—	523	(35)	5,868
Fixed income funds (b)	3,433	—	308	—	3,741
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	2,873,577	—	17,548	(915)	2,890,210
CMBS-Floating	49,606	—	—	(544)	49,062
Total Available-for-sale securities	$2,932,193	$—	$18,379	$(1,494)	$2,949,078

	December 31, 2011
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (b)	$125	$—	$—	$—	$125
Equity funds (b)	5,955	—	124	(560)	5,519
Fixed income funds (b)	3,241	—	282	—	3,523
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,067,213	—	18,263	(1,516)	3,083,960
CMBS-Floating	49,683	—	—	(174)	49,509
Total Available-for-sale securities	$3,126,217	$—	$18,669	$(2,250)	$3,142,636

(a)    The carrying value of AFS securities equals fair value.  No AFS securities had been pledged at March 31, 2012 and December 31, 2011.

(b)    The Bank has a grantor trust to fund current and future payments for its employee supplemental pension plans. Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed-income and bond funds.  Daily net asset values are readily available and investments are redeemable at short notice.  Realized gains and losses from investments in the funds were not significant.

Unrealized Losses — MBS classified as AFS securities (in thousands):

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMOs	$137,756	$(73)	$220,018	$(257)	$357,774	$(330)
Fannie Mae-CMBS	49,062	(544)	—	—	49,062	(544)
Freddie Mac-CMOs	79,359	(26)	283,618	(558)	362,977	(584)
Total MBS-GSE	266,177	(643)	503,636	(815)	769,813	(1,458)
Total Temporarily Impaired	$266,177	$(643)	$503,636	$(815)	$769,813	$(1,458)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMOs	$162,451	$(127)	$247,794	$(474)	$410,245	$(601)
Fannie Mae-CMBS	49,509	(174)	—	—	49,509	(174)
Freddie Mac-CMOs	77,834	(29)	304,846	(886)	382,680	(915)
Total MBS-GSE	289,794	(330)	552,640	(1,360)	842,434	(1,690)
Total Temporarily Impaired	$289,794	$(330)	$552,640	$(1,360)	$842,434	$(1,690)

Management of the FHLBNY has concluded that gross unrealized losses at March 31, 2012 and December 31, 2011, as summarized in the tables above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets.  The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.

Impairment analysis on AFS securities — The Bank’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations, which are “pass through” securities.  The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and a U.S. agency by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.  Management has not made a decision to sell such securities at March 31, 2012 or subsequently.  Management also concluded that it would likely not be required to sell such securities before recovery of the amortized cost basis of the security.  The FHLBNY believes that these securities were not OTTI as of March 31, 2012 and December 31, 2011.

Redemption terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities
Due after five years through ten years	$49,606	$49,062	$49,683	$49,509
Due after ten years	2,873,577	2,890,210	3,067,213	3,083,960
Fixed income funds, equity funds and cash equivalents (b)	9,010	9,806	9,321	9,167

Total Mortgage-backed securities	$2,932,193	$2,949,078	$3,126,217	$3,142,636

(a)    The carrying value of AFS securities equals fair value.

(b)    Determined to be redeemable at short notice.

Interest rate payment terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Mortgage pass-throughs-GSE/U.S. agency issued
Variable-rate - LIBOR indexed	$2,873,577	$2,890,210	$3,067,213	$3,083,960
Variable-rate CMBS - LIBOR indexed	49,606	49,062	49,683	49,509

Total Mortgage-backed securities (a)	$2,923,183	$2,939,272	$3,116,896	$3,133,469

(a)    Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note   6.                                                   Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
		Weighted (b)			Weighted (b)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$—	—%	—%
Due in one year or less	22,631,514	1.23	33.08	20,417,821	1.44	30.48
Due after one year through two years	7,456,754	2.67	10.90	6,746,684	2.70	10.07
Due after two years through three years	5,632,773	2.22	8.23	6,642,878	2.38	9.92
Due after three years through four years	8,416,753	2.95	12.30	6,629,810	2.57	9.90
Due after four years through five years	9,661,635	4.11	14.12	10,999,042	3.99	16.42
Due after five years through six years	10,125,397	3.71	14.80	10,840,355	3.89	16.18
Thereafter	4,498,548	2.62	6.57	4,712,312	2.71	7.03

Total par value	68,423,374	2.55%	100.00%	66,988,902	2.68%	100.00%

Discount on AHP advances (a)	(9)			(15)
Hedging adjustments	3,669,505			3,874,890

Total	$72,092,870			$70,863,777

(a)              Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 3.50% at March 31, 2012 and at December 31, 2011.

(b)              The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

Advance prepayment — The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk.  When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that would continue to be funded by higher-cost debt.  To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance.  In the first quarter of 2012, member initiated prepayments totaled $0.2 billion.  Prepayment fees of $1.0 million were recorded in interest income.  In the first quarter of 2011, prepayments totaled $7.1 billion and prepayment fees were $42.7 million.  For a hedged advance that is prepaid, prepayment fees are recorded net of fair value basis adjustments of the prepaid advances.

Monitoring and evaluating credit losses — Advances

Summarized below are the FHLBNY’s assessment methodologies for evaluating credit losses on advances.  These methodologies have not changed from those reported and discussed in the audited financial statements included in the FHLBNY’s most recent Form 10-K, filed on March 23, 2012.

The FHLBNY closely monitors the creditworthiness of the institutions to which it lends.  The FHLBNY also closely monitors the quality and value of the assets that are pledged as collateral by its members.  The FHLBNY’s members are required to pledge collateral to secure advances.  Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest.  The FHLBNY has the right to take such steps as it deems necessary to protect its secured position on outstanding advances, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan.  This provision would benefit the FHLBNY in a scenario when a member defaults).  The FHLBNY also has a statutory lien under the FHLBank Act on members’ capital stock, which serves as further collateral for members’ indebtedness to the FHLBNY.

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

Concentration of advances outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19 - Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all of these institutions and it does not expect to incur any credit losses.

Collateral Coverage of Advances

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of March 31, 2012 and December 31, 2011, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances (a).  Based upon the financial condition of the member, the FHLBNY:

(1)                  Allows a member to retain possession of the mortgage collateral pledged to the FHLBNY if the member executes a written security agreement, provides periodic listings and agrees to hold such collateral for the benefit of the FHLBNY; however, securities and cash collateral are always in physical possession; or

(2)                 Requires the member specifically to assign or place physical possession of such mortgage collateral with the FHLBNY or its custodial agent.

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY priority over the claims or rights of any other party.  The two exceptions are claims that would be entitled to priority under otherwise applicable law or perfected security interests.  All member obligations with the Bank were fully collateralized throughout their entire term.  The total of collateral pledged to the Bank includes excess collateral pledged above the Bank’s minimum collateral requirements.  However, a “Maximum Lendable Value” is established to ensure that the Bank has sufficient eligible collateral securing credit extensions.  For more information about the FHLBNY’s collateral practices, see the most recent Form10-K filed on March 23, 2012.

The following table summarizes pledged collateral at March 31, 2012 and December 31, 2011 (in thousands):

Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d),(e)
March 31, 2012	$68,423,374	$6,153,793	$74,577,167	$177,314,498	$41,576,760	$218,891,258
December 31, 2011	$66,988,902	$2,865,788	$69,854,690	$152,236,826	$40,912,212	$193,149,038

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

(d)    Estimated market value.

(e)     The increase in total collateral is attributable to one member that has collateral in excess of indebtedness.

The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession of the FHLBNY or that of its safekeeping agent (in thousands):

Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Collateral Pledged for AHP (a)	Total Collateral Received
March 31, 2012	$47,582,836	$171,468,076	$(159,654)	$218,891,258
December 31, 2011	$46,773,857	$146,485,001	$(109,820)	$193,149,038

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$332,855	22.65%	$329,659	23.55%
Fixed long-term single-family mortgages	1,136,677	77.34	1,069,956	76.43
Multi-family mortgages	190	0.01	246	0.02

Total par value	1,469,722	100.00%	1,399,861	100.00%

Unamortized premiums	20,479		16,811
Unamortized discounts	(3,314)		(3,592)
Basis adjustment (b)	2,590		2,166

Total mortgage loans held-for-portfolio	1,489,477		1,415,246
Allowance for credit losses	(7,260)		(6,786)
Total mortgage loans held-for-portfolio after allowance for credit losses	$1,482,217		$1,408,460

(a)    Conventional mortgages represent the majority of mortgage loans held-for-portfolio.

(b)    Represents fair value basis of open and closed delivery commitments.

No loans were transferred to a “loan-for-sale” category.  From time to time, the Bank may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards.  In the first quarter of 2012 and 2011, PFIs repurchased $0.2 million and $2.3 million of loans.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $14.6 million and $13.6 million at March 31, 2012 and December 31, 2011.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $0.4 million and $0.3 million for the first quarter of 2012 and 2011.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance methodology for loan losses

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

Allowance for credit losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following provides a rollforward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended March 31,
	2012	2011
Allowance for credit losses:
Beginning balance	$6,786	$5,760
Charge-offs	(488)	(615)
Recoveries	101	51
Provision for credit losses on mortgage loans	861	1,773
Ending balance	$7,260	$6,969

Ending balance, individually evaluated for impairment	$7,260	$6,969

Recorded investment, end of period:

Individually evaluated for impairment
Impaired, with or without a related allowance	$29,221	$27,526
Not impaired, no related allowance	1,435,306	1,249,331
	$1,464,527	$1,276,857

Collectively evaluated for impairment (b)
Impaired, with or without a related allowance	$217	$530
Not impaired, no related allowance	32,537	5,744
	$32,754	$6,274

(a)    The Bank assesses impairment on a loan level basis for conventional loans.  Increase in allowance for credit losses is primarily because of decline in liquidation values of real property securing impaired loans.

(b)    All government-guaranteed loans are collectively evaluated for impairment.  Loans past due 90 days or more were considered impaired but credit analysis indicated funds would be collected and no allowance was necessary.

Non-performing loans

The FHLBNY’s impaired (a) mortgage loans are reported in the table below (in thousands).

	March 31, 2012	December 31, 2011

Mortgage loans, net of provisions for credit losses	$1,482,217	$1,408,460

Non-performing mortgage loans - Conventional	$28,628	$26,696

Insured MPF loans past due 90 days or more and still accruing interest	$215	$278

(a) Includes loans classified as sub-standard, doubtful or loss under regulatory criteria.

The following table summarizes the recorded investment, the unpaid principal balance and related allowance for impaired loans (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a) (b)	$6,305	$6,303	$—	$6,103	$—
With an allowance:
Conventional MPF Loans (a)	22,916	22,939	7,260	22,428	—
Total Conventional MPF Loans (a)	$29,221	$29,242	$7,260	$28,531	$—

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a) (b)	$5,801	$5,790	$—	$4,605	$—
With an allowance:
Conventional MPF Loans (a)	21,253	21,287	6,786	21,572	—
Total Conventional MPF Loans (a)	$27,054	$27,077	$6,786	$26,177	$—

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

Mortgage loans — Interest on Non-performing loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended March 31,
	2012	2011

Interest contractually due (a)	$411	$407
Interest actually received	392	372

Shortfall	$19	$35

(a)

The Bank does not recognize interest received as income from uninsured loans past due 90 days or greater. Cash received is considered as an advance from the PFI or the servicer and recorded as a liability until the loan is performing again.

Recorded investments (a) in MPF loans that were past due loans and real estate owned are summarized below (in thousands):

	March 31, 2012			December 31, 2011
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$20,304	$640	$—	$21,757	$1,009	$—
Past due 60 - 89 days	4,163	236	—	5,920	172	—
Past due 90 days or more	28,610	217	—	26,675	280	—
Total past due	53,077	1,093	—	54,352	1,461	—
Total current loans	1,411,259	31,661	191	1,340,516	24,013	248
Total mortgage loans	$1,464,336	$32,754	$191	$1,394,868	$25,474	$248
Other delinquency statistics:
Loans in process of foreclosure, included above	$20,629	$162	$—	$18,499	$163	$—
Serious delinquency rate (b)	1.97%	0.66%	—%	1.94%	1.10%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$28,859	$217	$—	$27,028	$280	$—
Past due 90 days or more and still accruing interest	$—	$217	$—	$—	$280	$—
Loans on non-accrual status	$28,610	$—	$—	$26,675	$—	$—
Troubled debt restructurings (c)	$825	$—	$—	$816	$—	$—
Real estate owned	$315			$589

(a) Recorded investments include accrued interest receivable and would not equal reported carrying values.

(b) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan portfolio class recorded investment.

Troubled debt Restructurings (“TDR”) (c) — At March 31, 2012, the numbers and amounts of mortgage loans classified as TDR were not significant.

The FHLBNY’s MPF Loan troubled debt restructurings primarily involve modifying the borrower’s monthly payment for a period of up to 36 months, with a cap based on a ratio of the borrower’s housing expense to monthly income.  The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years.  This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged.  If the housing expense ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments until the target housing expense ratio is met.  Impairment recognized on these loans would be part of the allowance for credit losses.  If impaired, the allowance for TDRs would be based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower.  Based on the structure of the modifications, in particular, the size of the concession granted, and performance of loans modified during 2012, the allowance calculated for the individually impaired TDR loan was not material.  When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a nonperforming loan as the loan is not performing per the original terms.  For more information, see Note 7.  Mortgage Loans Held-for-portfolio in our audited financial statements, included in our most recent Form 10K filed on March 23, 2012.

Prepayment risks - Mortgage Loans — The FHLBNY invests in mortgage assets.  The prepayment options embedded in mortgage assets can result in extensions or reductions in the expected maturities of these investments, depending on changes in estimated prepayment speeds.  Finance Agency regulations limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and changes in market value of equity.  The FHLBNY may manage against prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features.  The FHLBNY issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.  The FHLBNY analyzes the duration, convexity and earnings risk of the mortgage portfolio on a regular basis under various rate scenarios.  Net income could be reduced if the FHLBNY replaces the mortgages with lower yielding assets and if the Bank’s higher funding costs are not reduced concomitantly

Note  8.                                             Term Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.

The following table summarizes term deposits (in thousands):

	March 31, 2012	December 31, 2011

Due in one year or less	$29,000	$22,000

Total term deposits	$29,000	$22,000

Note  9.                                             Consolidated Obligations.

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that an FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.7 trillion as of March 31, 2012 and December 31, 2011.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	March 31, 2012	December 31, 2011

Percentage of unpledged qualifying assets to consolidated obligations	111%	109%

The following summarizes consolidated obligations issued by the FHLBNY and outstanding at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011

Consolidated obligation bonds-amortized cost	$60,651,267	$66,448,705
Fair value basis adjustments	875,120	979,013
Fair value basis on terminated hedges	186	201
FVO (a)-valuation adjustments and accrued interest	3,702	12,603

Total Consolidated obligation-bonds	$61,530,275	$67,440,522

Discount notes-amortized cost	$24,513,477	$22,121,109
Fair value basis adjustments	28	(1,467)
FVO (a)-valuation adjustments and remaining accretion	396	3,683

Total Consolidated obligation-discount notes	$24,513,901	$22,123,325

(a) Accounted under the Fair Value Option rules.

Redemption Terms of consolidated obligation bonds

The following is a summary of consolidated bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2012			December 31, 2011
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$31,611,725	0.68%	52.21%	$34,498,875	0.63%	52.00%
Over one year through two years	16,162,460	1.47	26.70	20,552,410	1.23	30.99
Over two years through three years	4,634,390	2.37	7.66	3,801,280	2.62	5.73
Over three years through four years	3,307,780	2.31	5.46	3,282,190	2.60	4.95
Over four years through five years	1,227,390	2.08	2.03	971,735	2.52	1.47
Over five years through six years	1,063,335	3.70	1.76	873,470	3.78	1.32
Thereafter	2,528,675	3.41	4.18	2,349,335	3.83	3.54

	60,535,755	1.30%	100.00%	66,329,295	1.21%	100.00%

Bond premiums (b)	140,893			145,869
Bond discounts (b)	(25,381)			(26,459)
Fair value basis adjustments	875,120			979,013
Fair value basis adjustments on terminated hedges	186			201
FVO (c) - valuation adjustments and accrued interest	3,702			12,603

Total Consolidated obligation-bonds	$61,530,275			$67,440,522

(a) Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b) Amortization of bond premiums and discounts resulted in net reduction of interest expense of $14.0 million and $12.7 million for the first quarter of 2012 and 2011.  Amortization of basis adjustments from terminated hedges was $1.0 million for the first quarter of 2012 and 2011.

(c) Accounted under the Fair Value Option rules.

Consolidated obligation bonds extinguished, transferred to and assumed from other FHLBanks

The FHLBNY typically retires debt to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.  When assets are prepaid ahead of their expected or contractual maturities, the FHLBNY also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns.  Bond retirement typically requires a payment of a premium resulting in a loss.  The FHLBNY typically receives prepayment fees when assets are prepaid, making us economically whole.  In the first quarter of 2012 and 2011, the FHLBNY retired $126.8 million and $477.4 million of consolidated obligation bonds (book values), which included $0 and $150.0 million of debt transferred to another FHLBank.  The debt buy-back resulted in a charge to income of $14.8 million and $51.7 million in the first quarter of 2012 and 2011.  Debt transfers to another FHLBank and re-purchases are at negotiated market rates.  Debt extinguished other than through a transfer (to another FHLBank) is re-purchased from investors through bond dealers.

The Bank did not assume debt from another FHLBank in the first quarter of 2012 and 2011.  Debt assumption would be to meet asset-liability requirements.

Interest rate payment terms

The following summarizes types of bonds issued and outstanding (in thousands):

	March 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$44,125,145	72.89%	$47,108,685	71.02%
Fixed-rate, callable	5,445,610	8.99	1,935,610	2.92
Step Up, callable	1,105,000	1.83	950,000	1.43
Single-index floating rate	9,860,000	16.29	16,335,000	24.63

Total par value	60,535,755	100.00%	66,329,295	100.00%

Bond premiums	140,893		145,869
Bond discounts	(25,381)		(26,459)
Fair value basis adjustments	875,120		979,013
Fair value basis adjustments on terminated hedges	186		201
Fair value option valuation adjustments and accrued interest	3,702		12,603

Total bonds	$61,530,275		$67,440,522

Discount Notes

Consolidated discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated discount notes were as follows (dollars in thousands):

	March 31, 2012	December 31, 2011

Par value	$24,516,626	$22,127,530

Amortized cost	$24,513,477	$22,121,109
Fair value basis adjustments	28	(1,467)
Fair value option valuation adjustments	396	3,683

Total discount notes	$24,513,901	$22,123,325

Weighted average interest rate	0.09%	0.07%

Note  10.                                      Affordable Housing Program and REFCORP.

For more information about the Affordable Housing Program and the Bank’s liability set aside for the AHP, see the Bank’ most recent Form 10-K filed on March 23, 2012.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2012	2011

Beginning balance	$127,454	$138,365
Additions from current period’s assessments	11,407	7,969
Net disbursements for grants and programs	(8,232)	(11,203)

Ending balance	$130,629	$135,131

Note  11.                                      Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

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

The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, Class B1 and Class B2.  Class B1 stock is issued to meet membership stock purchase requirements.  Class B2 stock is issued to meet activity-based stock requirements.  The FHLBNY requires member institutions to maintain Class B1 stock based on a percentage of the member’s mortgage-related assets and Class B2 stock based on a percentage of advances and acquired member assets, mainly MPF loans, outstanding with the FHLBank and certain commitments outstanding with the FHLBank.  Class B1 and Class B2 stockholders have the same voting rights and dividend rates.  Members can redeem Class B stock by giving five years notice.  The Bank’s capital plan does not provide for the issuance of Class A capital stock.

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

Risk-based capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	March 31, 2012		December 31, 2011
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a), (e)	$539,455	$5,415,518	$495,427	$5,291,666
Total capital-to-asset ratio	4.00%	5.66%	4.00%	5.42%
Total capital (b)	$3,828,164	$5,415,518	$3,906,494	$5,291,666
Leverage ratio	5.00%	8.49%	5.00%	8.13%
Leverage capital (c)	$4,785,205	$8,123,277	$4,883,117	$7,937,449

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

In accordance with the accounting guidance, the FHLBNY generally reclassifies the stock subject to redemption from equity to a liability once a member irrevocably exercises a written redemption right, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership.  Under such circumstances, the member shares will then meet the definition of a mandatorily redeemable financial instrument and are reclassified to a liability at fair value.

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances (in thousands):

	March 31, 2012	December 31, 2011

Redemption less than one year	$23,329	$34,264
Redemption from one year to less than three years	2,090	2,990
Redemption from three years to less than five years	4,566	4,567
Redemption from five years or greater	12,975	13,006

Total	$42,960	$54,827

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

The following table provides withdrawals and terminations in membership:

	Three months ended March 31,
	2012	2011

Voluntary Termination/Notices Received and Pending	1	1

Involuntary Termination (a)	1	1

Non-member due to merger	—	—

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

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2012	2011

Beginning balance	$54,827	$63,219
Capital stock subject to mandatory redemption reclassified from equity	—	98
Redemption of mandatorily redeemable capital stock (a)	(11,867)	(4,191)

Ending balance	$42,960	$59,126

Accrued interest payable (b)	$615	$847

(a)       Redemption includes repayment of excess stock.

(b)       The annualized accrual rates were 5.00% for March 31, 2012 and 5.80% for March 31, 2011.

Restricted Retained Earnings — In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (“Capital Agreement”), as amended.  The Capital Agreement is intended to enhance the capital position of each FHLBank, by allocating that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.  Because each FHLBank had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied, the Capital Agreement provides that, with full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter (see example below).  These restricted retained earnings will not be available to pay dividends.  Each FHLBank subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011.  On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation.  In accordance with the Capital Agreement, starting in the third quarter of 2011, the FHLBNY allocates 20% of its net income to a separate restricted retained earnings account.

At March 31, 2012, restricted retained earnings were $44.4 million.  The one percent restricted retained earnings target would have been $885.5 million if the calculations were based on the FHLBNY’s average consolidated obligations outstanding during the first quarter of 2012.

Note   12.               Total Comprehensive Income.

Changes in AOCI, and total comprehensive income were as follows for the first quarter of 2012 and 2011 (in thousands):

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income (loss)

Balance, December 31, 2010	$22,965	$(101,560)	$8,634	$(15,196)	$(11,527)	$(96,684)

Net change	(7,986)	3,285	370	3,728	—	(603)	$70,981	$70,378

Balance, March 31, 2011	$14,979	$(98,275)	$9,004	$(11,468)	$(11,527)	$(97,287)

Balance, December 31, 2011	$16,419	$(89,600)	$13,751	$(111,985)	$(19,012)	$(190,427)

Net change	466	2,327	395	17,504	—	20,692	$101,905	$122,597

Balance, March 31, 2012	$16,885	$(87,273)	$14,146	$(94,481)	$(19,012)	$(169,735)

Note   13.               Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended March 31,
	2012	2011

Net income	$101,905	$70,981

Net income available to stockholders	$101,905	$70,981

Weighted average shares of capital	45,041	44,733
Less: Mandatorily redeemable capital stock	(495)	(592)
Average number of shares of capital used to calculate earnings per share	44,546	44,141

Basic earnings per share	$2.29	$1.61

Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents.

Note   14.               Employee Retirement Plans.

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the Bank maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The BEP is an unfunded plan.  The Bank also offers a Retiree Medical Benefit Plan, which is a postretirement health benefit plan.  There are no funded plan assets that have been designated to provide postretirement health benefits.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses (a) for the first quarter of 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011

Defined Benefit Plan	$655	$26,467
Benefit Equalization Plan (defined benefit)	908	695
Defined Contribution Plan	386	351
Postretirement Health Benefit Plan	374	285

Total retirement plan expenses	$2,323	$27,798

(a)  In March 2011, the FHLBNY contributed $24.0 million to its Defined Benefit Plan to eliminate a funding shortfall.  Prior to the contribution, the DB Plan’s adjusted funding target attainment percentage (“AFTAP”) was 79.9% based on the actuarial valuation for the DB Plan.  The AFTAP equals DB Plan assets divided by plan liabilities.  Under the Pension Protection Act of 2006 (“PPA”), if the AFTAP in any future year is less than 80%, then the DB Plan will be restricted in its ability to provided increased benefits and /or lump sum distributions.  If the AFTAP in any future year is less than 60%, then benefit accruals will be frozen.  The contribution to the DB Plan was charged to Compensation and Benefits.

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2012	2011
Service cost	$191	$165
Interest cost	325	323
Amortization of unrecognized prior service cost	(13)	(13)
Amortization of unrecognized net loss	405	220

Net periodic benefit cost	$908	$695

Key assumptions and other information for the actuarial calculations to determine current year’s benefit obligations for the BEP plan were as follows (dollars in thousands):

	March 31, 2012		December 31, 2011

Discount rate (a)	4.23%		4.23%
Salary increases	5.50%		5.50%
Amortization period (years)	7		7
Benefits paid during the period	$(1,221	)(b)	$(656)

(a) The discount rates were based on the Citigroup Pension Liability Index at December 31, 2011 adjusted for duration.

(b) Forecast for the entire year.

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan (in thousands):

	Three months ended March 31,
	2012	2011

Service cost (benefits attributed to service during the period)	$210	$180
Interest cost on accumulated postretirement health benefit obligation	212	221
Amortization of loss	134	67
Amortization of prior service cost/(credit)	(182)	(183)

Net periodic postretirement health benefit cost	$374	$285

Key assumptions (a) and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	March 31, 2012	December 31, 2011

Weighted average discount rate	4.23%	4.23%

Health care cost trend rates:
Assumed for next year	8.00%	8.00%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2017	2017
Post 65 Ultimate rate	5.50%	5.50%
Post 65 Year that ultimate rate is reached	2017	2017
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

(a) The discount rates were based on the Citigroup Pension Liability Index adjusted for duration at December 31, 2011.

Note   15.               Derivatives and Hedging Activities.

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

Types of Hedging Activities and Hedged Items.

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

The FHLBNY has issued variable-rate consolidated obligations bonds indexed to 1-month LIBOR, the U.S. Prime rate, or Federal funds rate and simultaneously execute interest-rate swaps (“basis swaps”) to hedge the basis risk of the variable rate debt to 3-month LIBOR, the FHLBNY’s preferred funding base.  The interest rate basis swaps were accounted as economic hedges of the floating-rate bonds because the FHLBNY deemed that the operational cost of designating the hedges under accounting standards for derivatives and hedge accounting would outweigh the accounting benefits.

Advances — With a putable advance borrowed by a member, the FHLBNY may purchase from the member a put option.  The FHLBNY may hedge a putable advance by entering into a cancelable interest rate swap in which the

FHLBNY pays to the swap counterparty fixed-rate cash flows and receives variable-rate cash flows.  This type of hedge is treated as a fair value hedge under the accounting standards for derivatives and hedging.  The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit to the member on new terms.  The FHLBNY also offers callable advances to members, which is a fixed-rate advance borrowed by a member.  With the advance, the FHLBNY sells to the member a call option that enables the member to terminate the advance at pre-determined exercise dates.  The FHLBNY hedges such advances by executing interest rate swaps with cancellable option features that would allow the FHLBNY to terminate the swaps also at pre-determined option exercise dates.

The Bank has not elected the FVO for any advances.

Mortgage Loans — The FHLBNY manages the interest rate and prepayment risk associated with mortgages through debt issuance, and has not elected the FVO for any mortgage loans.

Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the accounting standards for derivatives and hedging.  The FHLBNY accounts for them as freestanding derivatives, and records the fair values of mortgage loan delivery commitments on the balance sheet with an offset to Other income as a Net realized and unrealized gains (losses) on derivatives and hedging activities.  Fair values were not significant for all periods in this report.

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

If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings.  There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges in the first quarter of 2012 and 2011.

Forward Settlements — There were no forward settled securities at March 31, 2012 and December 31, 2011 that would settle outside the shortest period of time for the settlement of such securities.  When a Bank purchases a security that forward settles within the shortest period of time for the settlement of such a security, the Bank records the purchase on trade date.  When a security forward settles outside the shortest period of time, a derivative is recorded in addition to the purchased security.

Cash Flow Hedges of Anticipated Consolidated Bond Issuance — The FHLBNY enters into interest-rate swaps on the anticipated issuance of debt to “lock in” the interest to be paid for the cost of funding.  The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.

Cash Flow Hedges of Rolling Issuance of Discount Notes  — The Bank hedges the rolling issuance of discount notes as a cash flow hedge.  In these hedges, the Bank enters into interest rate swap agreements with unrelated swap dealers and designates the swaps as hedges of the variable quarterly interest payments on the discount note borrowing program.  In this program, the Bank issues a series of discount notes with 91-day terms over periods, generally up to 10 years.  The FHLBNY will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures.  The interest rate swaps require a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment.  The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuance every 91 days.  The FHLBNY documents at hedge origination, and on an ongoing basis, that the forecasted issuances of discount notes are probable.  The FHLBNY performs prospective hedge effectiveness analysis at inception of the hedges, and also performs an on-going retrospective hedge effectiveness analysis at least every quarter to provide assurance that the hedges will remain highly effective.  The fair values of the interest rate swaps are recorded in AOCI and ineffectiveness, if any, is measured using the “hypothetical derivative method” and recorded in earnings.  The effective portion remains in AOCI.  The Bank monitors the credit standing of the derivative counterparty each quarter.

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

Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations.  The notional principal of interest rate swaps outstanding at March 31, 2012 and December 31, 2011 in which the FHLBNY was an intermediary was $260.0 million and $275.0 million, with an offsetting purchase from unrelated swap dealers.  Fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at March 31, 2012 and December 31, 2011.  Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.

Economic Hedges — In the first quarter of 2012 and 2011, economic hedges comprised primarily of:  (1) short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY.  The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting.  (2) interest rate caps to hedge balance sheet risk, specifically interest rate risk from certain capped floating rate investment securities.  (3) interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges.  (4) interest rate swaps executed to offset the fair value changes of bonds and discount notes designated under the FVO.  These swaps in economic hedges were considered freestanding and changes in the fair values of the swaps were recorded through income.

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

The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives.  When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk.  Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements.  At March 31, 2012 and December 31, 2011, the Bank’s credit exposure, representing derivatives in a fair value net gain position, was approximately $39.9 million and $25.1 million after the recognition of any cash collateral held by the FHLBNY.  The credit exposures at March 31, 2012 and December 31, 2011 included $7.4 million and $6.8 million in net interest receivable.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts.  Derivative counterparties’ exposure to the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain.  At March 31, 2012 and December 31, 2011, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $386.4 million and $486.2 million after deducting $2.6 billion of cash collateral pledged by the FHLBNY at those dates to the exposed counterparties.  However, the FHLBNY is also exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties.  If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties.  To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty.  Derivative counterparties holding the FHLBNY’s cash as pledged collateral were rated Triple-B or better at March 31, 2012, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

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

On the assumption that the FHLBNY will retain its status as a GSE, the FHLBNY estimates that a one notch downgrade of FHLBNY’s credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $85.8 million at March 31, 2012.  Additional collateral postings upon an assumed downgrade were estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and the exposures as of March 31, 2012.  The aggregate fair value of the FHLBNY’s derivative instruments that were in a net liability position at March 31, 2012 was approximately $386.4 million.

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$85,515,662	$1,042,564	$3,865,078
Interest rate swaps-cash flow hedges	941,000	641	81,253
Total derivatives in hedging instruments	86,456,662	1,043,205	3,946,331

Derivatives not designated as hedging instruments
Interest rate swaps	23,303,505	10,065	15,418
Interest rate caps or floors	1,900,000	14,355	15
Mortgage delivery commitments	80,839	124	86
Other (a)	520,000	9,014	8,558
Total derivatives not designated as hedging instruments	25,804,344	33,558	24,077

Total derivatives before netting and collateral adjustments	$112,261,006	1,076,763	3,970,408
Netting adjustments		(1,024,810)	(1,024,810)
Cash collateral and related accrued interest		(12,100)	(2,559,156)
Total collateral and netting adjustments		(1,036,910)	(3,583,966)
Total reported on the Statements of Condition		$39,853	$386,442

	December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$84,502,217	$1,124,954	$4,074,397
Interest rate swaps-cash flow hedges	903,000	—	97,588
Total derivatives in hedging instruments	85,405,217	1,124,954	4,171,985

Derivatives not designated as hedging instruments
Interest rate swaps	31,380,021	13,460	41,093
Interest rate caps or floors	1,900,000	14,935	20
Mortgage delivery commitments	31,242	270	—
Other (a)	550,000	9,285	8,784
Total derivatives not designated as hedging instruments	33,861,263	37,950	49,897

Total derivatives before netting and collateral adjustments	$119,266,480	1,162,904	4,221,882
Netting adjustments		(1,096,873)	(1,096,873)
Cash collateral and related accrued interest		(40,900)	(2,638,843)
Total collateral and netting adjustments		(1,137,773)	(3,735,716)
Total reported on the Statements of Condition		$25,131	$486,166

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

Components of hedging gains and losses are summarized below (in thousands):

	Three months ended March 31, 2012
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$231,352	$(200,043)	$31,309	$(338,919)
Consolidated obligations-bonds	(101,726)	103,893	2,167	84,456
Consolidated obligations-discount notes	532	(1,495)	(963)	649

Net gain (loss) related to fair value hedges	130,158	(97,645)	32,513	(253,814)
Cash flow hedges	(2)	—	(2)	(5,986)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	400	—	400	—
Consolidated obligations-bonds	18,979	—	18,979	—
Consolidated obligations-discount notes	23	—	23	—
Member intermediation	(44)	—	(44)	—
Accrued interest-swaps (b)	(4,067)	—	(4,067)	—
Accrued interest-intermediation (b)	46	—	46	—
Caps and floors
Advances	(19)	—	(19)	—
Balance sheet	(576)	—	(576)	—
Mortgage delivery commitments	235	—	235	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	6,957	—	6,957	—
Consolidated obligations-discount notes	540	—	540	—
Accrued interest on swaps (b)	(1,882)	—	(1,882)	—

Net gain related to derivatives not designated as hedging instruments	20,592	—	20,592	—
	$150,748	$(97,645)	$53,103	$(259,800)

	Three months ended March 31, 2011
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$553,775	$(497,438)	$56,337	$(440,823)
Consolidated obligations-bonds	(146,891)	148,688	1,797	134,999

Net gain (loss) related to fair value hedges	406,884	(348,750)	58,134	(305,824)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	683	—	683	—
Consolidated obligations-bonds	(211)	—	(211)	—
Member intermediation	(46)	—	(46)	—
Accrued interest-swaps (b)	2,703	—	2,703	—
Accrued interest-intermediation (b)	46	—	46	—
Caps and floors
Advances	(18)	—	(18)	—
Balance sheet	(3,589)	—	(3,589)	—
Mortgage delivery commitments	169	—	169	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(2,594)	—	(2,594)	—
Consolidated obligations-discount notes	(861)	—	(861)	—
Accrued interest on swaps (b)	10,154	—	10,154	—

Net gain related to derivatives not designated as hedging instruments	6,436	—	6,436	—
	$413,320	$(348,750)	$64,570	$(305,824)

(a)       In the first quarter of 2012, amortization of $28.9 million was recorded as a benefit to derivatives and hedging activities in Other income.  Significant amounts of hedged advances were modified in the latter part of 2011, and swaps were modified in parallel with the modification of advances.  The fair values of the swaps were in unrealized liability positions on the modification dates, and are being amortized to zero over the life of the modified swaps.  Separately, fair value basis of modified advances were in unrealized gain positions at the amortization dates, and their amortization was recorded as a reduction of Interest income from advances.  Taken together, the amortization of the modified swaps and the modified advances, were offsetting adjustments.  The comparable amortization in the first quarter of 2011 was not significant because the modifications occurred after the first quarter of 2011.

(b)       Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged — bonds, discount notes and advances.  Also includes amortization as described in above.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended March 31, 2012
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(475)	Interest Expense	$1,002	$(2)
Consolidated obligations-discount notes (b)	16,977	Interest Expense	—	—
	$16,502		$1,002	$(2)

	Three months ended March 31, 2011
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$772	Interest Expense	$1,038	$—
Consolidated obligations-discount notes (b)	1,918	Interest Expense	—	—
	$2,690		$1,038	$—

(a)

Hedges of anticipated issuance of debt - The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months. There were no open contracts at March 31, 2012 and December 31, 2011. The amounts in AOCI from terminated and open cash flow hedges representing net unrecognized losses were $13.9 million and $14.4 million at March 31, 2012 and December 31, 2011. At March 31, 2012, it is expected that over the next 12 months about $3.5 million of net losses recorded in AOCI will be recognized as a yield adjustment to consolidated bond interest and a charge to earnings.

(b)

Hedges of discount note in rolling issuances - $941.0 million of notional amounts of the interest rate swaps were outstanding under this program, and $80.6 million in unrealized fair values losses were recorded in AOCI at March 31, 2012. The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows under this strategy is generally about 10 years.

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

The fair value amounts recorded on the Statement of Condition or presented in the note disclosures have been determined by the FHLBNY using available market information and best judgment of appropriate valuation methods.  These values do not represent an estimate of the overall market value of the FHLBNY as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Estimated fair values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy  were as follows (in thousands):

	March 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$395,070	$395,070	$395,070	$—	$—	$—
Federal funds sold	7,575,000	7,964,105	—	7,964,105	—	—
Available-for-sale-securities	2,949,078	2,949,078	9,806	2,939,272	—	—
Held-to-maturity securities
Long-term securities	10,925,762	11,149,576	—	9,814,504	1,335,072	—
Advances	72,092,870	72,137,309	—	72,137,309	—	—
Mortgage loans held-for-portfolio, net	1,482,217	1,557,866	—	1,557,866	—	—
Accrued interest receivable	219,686	219,686	—	219,686	—	—
Derivative assets	39,853	39,853	—	1,076,763	—	(1,036,910)
Other financial assets	550	550	—	235	315	—

Liabilities
Deposits	3,499,443	3,499,451	—	3,499,451	—	—
Consolidated obligations
Bonds	61,530,275	61,711,964	—	61,711,964	—	—
Discount notes	24,513,901	24,514,577	—	24,514,577	—	—
Mandatorily redeemable capital stock	42,960	42,960	42,960	—	—	—
Accrued interest payable	187,410	187,410	—	187,410	—	—
Derivative liabilities	386,442	386,442	—	3,970,408	—	(3,583,966)
Other financial liabilities	67,385	67,385	67,385	—	—	—

The carrying values, and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2011 were as follows (in thousands):

	December 31, 2011
	Carrying	Estimated
Financial Instruments	Value	Fair Value
Assets
Cash and due from banks	$10,877,790	$10,877,790
Federal funds sold	970,000	971,233
Available-for-sale securities	3,142,636	3,142,636
Held-to-maturity securities
Long-term securities	10,123,805	10,348,374
Advances	70,863,777	71,025,990
Mortgage loans held-for-portfolio, net	1,408,460	1,490,639
Accrued interest receivable	223,848	223,848
Derivative assets	25,131	25,131
Other financial assets	1,544	1,544

Liabilities
Deposits	2,101,048	2,101,056
Consolidated obligations
Bonds	67,440,522	67,697,074
Discount notes	22,123,325	22,126,093
Mandatorily redeemable capital stock	54,827	54,827
Accrued interest payable	146,247	146,247
Derivative liabilities	486,166	486,166
Other financial liabilities	79,749	79,749

Fair Value Hierarchy

The FHLBNY records available-for-sale securities, derivative assets, derivative liabilities, certain consolidated obligations and certain other liabilities at fair value on a recurring basis and on occasion, certain private-label MBS and certain other assets on a non-recurring basis.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The inputs are evaluated and an overall level for the fair value measurement is determined.  This overall level is an indication of market observability of the fair value measurement for the asset or liability.  An entity must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities measured on a recurring or non-recurring basis.

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

•                  Level 1 Inputs - Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date.

•                  Level 2 Inputs - Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly.  If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.  Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and volatilities).

•                  Level 3 Inputs - Unobservable inputs for the asset or liability.

The FHLBNY reviews its fair value hierarchy classifications on a quarterly basis.  Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities.  These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur.  There were no such transfers during the three months ended March 31, 2012 and 2011.

Summary of Valuation Techniques and Primary Inputs

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

Because an active secondary market does not exist for a portion of the FHLBNY’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change.  The fair values of financial assets and liabilities reported in the tables above are discussed below.  For additional information also see Significant Accounting Policies and Estimates in Note 1 in the FHLBNY’s most recent Form 10-K filed on March 23, 2012.

Cash and due from banks — The estimated fair value approximates the recorded book balance.

Interest-bearing deposits and Federal funds sold — The FHLBNY determines estimated fair values of certain short-term investments by calculating the present value of expected future cash flows from the investments, a methodology also referred to as the Income approach under the Fair value measurement standards.  The discount rates used in these calculations are the current coupons of investments with similar terms.

Investment securities — The fair value of investment securities is estimated by Management using information primarily from pricing services.  This methodology is also referred to as the Market approach under the Fair value measurement standards.

In an effort to achieve consistency among the FHLBanks’ pricing of investments of mortgage-backed securities, the 12 FHLBanks have established the MBS Pricing Governance Committee (“Pricing Committee”).  The Pricing Committee is responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks would implement.  For more information about the pricing Committee and its guidelines, see the Bank’s most recent Form-10K filed on March 23, 2012.

Using a common framework under the Pricing Committee guidelines, the FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The four specialized pricing services use pricing models or quoted prices of securities with similar characteristics.  The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models.  Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if the securities are traded in sufficient volumes in the secondary market.  These pricing vendors typically employ valuation techniques that incorporate benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing, as may be deemed appropriate for the security.

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

Effective December 31, 2011, the FHLBNY refined its method for estimating the fair values for its investment securities, consistent with the methodology changes approved by the Pricing Committee.  Methodology refinement on December 31, 2011 had no material impact on the fair values of the FHLBNY’s investment securities.  The December 31, 2011 methodology introduces the concept of clustering pricing, and to predefine cluster tolerances.  An outlier, under the methodology, is any vendor price that is outside of a defined cluster tolerance.  The outlier is evaluated for reasonableness.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  To be included among the cluster, each price must fall within 10 points of the median price for residential PLMBS and within 3 points of the median price for GSE issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If all prices fall within the cluster, the final price is simply the average of the cluster.  However, if a price falls outside the cluster, additional analysis is required.  If the price that falls outside the cluster tolerance is found to be a better estimate of the fair value, then the selected outlier price will be the final price instead of the average of prices that fit within the appropriate tolerance range.  The cluster methodology provides an additional level of analysis through pre-defined cluster tolerances, and examination of outliers in this manner will further strengthen the FHLBNY’s investment valuation process.

PLMBS securities - For private-label MBS, the FHLBNY examines yields as an additional method to validate prices.  The FHLBNY calculates an implied yield for each of its PLMBS using estimated fair values derived from cash flows on a bond-by-bond basis.  This yield is then compared to the implied yield for comparable securities according to price information from third-party MBS “market surveillance reports”.  Significant variances or inconsistencies are evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate is appropriate.  A specialized team examines price changes that exceed a pre-established tolerance, and compares price changes to changes in the option-adjusted spread (“OAS”).  The team also reviews pricing by putting like securities into cohorts and tracking outliers.  Separately, the Bank also runs pricing through prepayment models to test the reasonability of pricing relative to changes in the implied prepayment options of the bonds, and performs comprehensive credit analysis, including the analysis of underlying cash flows and collateral.

The FHLBNY believes such methodologies — valuation comparison, review of changes in valuation parameters, and credit analysis have been designed to identify the effects of the credit crisis, which has tended to reduce the availability of certain observable market pricing or has caused the widening of the bid/offer spread of certain securities.  As of March 31, 2012, four vendor prices were received for a significant percentage of the FHLBNY’s

MBS holdings.  Fair values derived from alternative pricing methodologies were not significant.  The remaining MBS were priced utilizing three vendor prices or less.  Substantially all vendor prices fell within specified thresholds.  The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair values.

Inputs into the pricing models employed by pricing services for the Bank’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.

The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable.  At March 31, 2012 and December 31, 2011, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values.  Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI.  In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.

Held-to-maturity private-label mortgage-backed securities were written down to their fair value at March 31, 2012 and December 31, 2011 as a result of recognition of OTTI, and their carrying values were recorded in the balance sheet at their fair values.  For such securities, the fair values and the securities are classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.

The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services, and their fair values were categorized within Level 3 of the fair value hierarchy.

Consolidated obligations.  — The FHLBNY estimates the fair values of consolidated obligations based on the present values of expected future cash flows due on the debt obligations.  Calculations are performed by using the FHLBNY”s industry standard option adjusted valuation models.  Inputs are based on the cost of raising comparable term debt.

The FHLBNY’s internal valuation models uses standard valuation techniques and estimate fair values based on the following inputs:

•                  CO Curve and LIBOR Swap Curve. The Office of Finance constructs an internal curve, referred to as the CO Curve, using the U.S. Treasury Curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources.  These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity.  The FHLBNY considers the inputs as Level 2 inputs as they are market observable.

•                  Volatility assumption. To estimate the fair values of consolidated obligations with optionality, the FHLBNY uses market-based expectations of future interest rate volatility implied from current market prices for similar options.  These inputs are also considered Level 2 as they are market based and observable.

Advances — The fair values of advances are computed using standard option valuation models.  The most significant inputs to the valuation model are (1) consolidated obligation debt curve (the “CO Curve”), published by the Office of Finance and available to the public, and (2) LIBOR swap curves and volatilities.  The Bank considers both these inputs to be market based and observable as they can be directly corroborated by market participants.

The FHLBNY determines the fair values of its advances by calculating the present value of expected future cash flows from the advances, a methodology also referred to as the Income approach under the Fair value measurement standards.  The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms.  In accordance with the Finance Agency’s advances regulations, an advance with a maturity or repricing period greater than six months requires a prepayment fee sufficient to make an FHLBank financially indifferent to the borrower’s decision to prepay the advance.  Therefore, the fair value of an advance does not assume prepayment risk.

The inputs used to determine fair value of advances are as follows:

•                  CO Curve.  The FHLBNY uses the CO Curve, which represents its cost of funds, as an input to estimate the fair value of advances, and to determine current advance rates.  This input is considered market observable and therefore a Level 2 input.

•                  Volatility assumption.  To estimate the fair value of advances with optionality, the FHLBNY uses market-based expectations of future interest rate volatility implied from current market prices for similar options. This input is considered a Level 2 input as it is market based and market observable.

•                  Spread adjustment.  Represents the FHLBNY mark-up based on its pricing strategy.  The input is considered as unobservable, and is classified as a Level 3 input.

The FHLBank creates an internal curve, which is interpolated from its advance rates.  Advance rates are calculated by applying a spread to an underlying “base curve” derived from the FHLBNY’s cost of funds, which is based on the CO Curve.  The CO Curve inputs have been determined to be market observable and classified as Level 2.  The spreads applied to the base curve, which typically represent the FHLBNY’s mark-ups over the FHLBNY’s cost of funds, are not market observable inputs, but rather are based on the FHLBNY’s advance pricing strategy, and such inputs have been classified as a Level 3.

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at March 31, 2012.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10 percent, with additional qualitative factors to be considered if the ratio exceeded the threshold.

Mortgage loans — The fair value of MPF loans and loans in the inactive CMA programs are priced using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  Thereafter, these are compared against closing “TBA” prices extracted from independent sources.  All significant inputs to the loan valuations are market based and observable.

Accrued interest receivable and Other assets — The estimated fair values approximate the recorded book value because of the relatively short period of time between their origination and expected realization.

Derivative assets and liabilities — The FHLBNY’s derivatives are traded in the over-the-counter market.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors are valued in industry-standard option adjusted valuation models that utilize market inputs, which can be corroborated, from widely accepted third-party sources.  The Bank’s valuation model utilizes a modified Black-Karasinski model that assumes that rates are distributed log normally.  The log-normal model precludes interest rates turning negative in the model computations.  Significant market based and observable inputs into the valuation model include volatilities and interest rates.  These derivative positions are classified within Level 2 of the valuation hierarchy, and include interest rate swaps, swaptions, interest rate caps and floors, and mortgage delivery commitments.

The Bank’s valuation model employs industry standard market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•                  LIBOR Swap Curve.

•                  Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•                  Prepayment assumption (if applicable).

The FHLBNY is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties, which are generally highly rated institutions.  To mitigate this risk, the FHLBNY has entered into master netting agreements with its derivative counterparties.  To further limit the FHLBNY’s net unsecured credit exposure to those counterparties, the FHLBNY has entered into bilateral security agreements with all of its derivatives counterparties that provide for the delivery of collateral at specified levels.  The FHLBNY has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.  Additional information about credit risk associated with derivative transactions is provided in Note 15.  Derivatives and Hedging Activities.

Mortgage delivery commitments:

•                  TBA securities prices. TBA security prices are adjusted for differences in coupon, average loan rate and seasoning.

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

The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk.  The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly.  The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank and counterparty’s credit ratings.  As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Condition at March 31, 2012 and December 31, 2011.

Deposits — The FHLBNY determines estimated fair values of deposits by calculating the present value of expected future cash flows from the deposits.  The discount rates used in these calculations are the current cost of deposits with similar terms.

Mandatorily redeemable capital stock — The fair value of capital stock subject to mandatory redemption is generally equal to its par value as indicated by contemporaneous member purchases and sales at par value.  Fair value also includes an estimated dividend earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared dividend.  FHLBank stock can only be acquired and redeemed at par value.  FHLBank stock is not traded and no market mechanism exists for the exchange of stock outside the FHLBank System’s cooperative structure.

Accrued interest payable and Other liabilities — The estimated fair values approximate the recorded book value because of the relatively short period of time between their origination and expected realization.

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at March 31, 2012 and December 31, 2011, by level within the fair value hierarchy.  The FHLBNY measure certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items measured at Fair Value on a recurring basis

	March 31, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$2,939,272	$—	$2,939,272	$—	$—
Equity and bond funds	9,806	9,806	—	—	—
Derivative assets(a)
Interest-rate derivatives	39,729	—	1,076,639	—	(1,036,910)
Mortgage delivery commitments	124	—	124	—	—
Total recurring fair value measurement - assets	$2,988,931	$9,806	$4,016,035	$—	$(1,036,910)
Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(1,094,885)	$—	$(1,094,885)	$—	$—
Bonds (to the extent FVO is elected) (b)	(11,451,702)	—	(11,451,702)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(386,356)	—	(3,970,321)	—	3,583,965
Mortgage delivery commitments	(86)	—	(86)	—	—
Total recurring fair value measurement - liabilities	$(12,933,029)	$—	$(16,516,994)	$—	$3,583,965

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,133,469	$—	$3,133,469	$—	$—
Equity and bond funds	9,167	9,167	—	—	—
Derivative assets(a)
Interest-rate derivatives	24,861	—	1,162,634	—	(1,137,773)
Mortgage delivery commitments	270	—	270	—	—
Total recurring fair value measurement - assets	$3,167,767	$9,167	$4,296,373	$—	$(1,137,773)
Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,920,855)	$—	$(4,920,855)	$—	$—
Bonds (to the extent FVO is elected) (b)	(12,542,603)	—	(12,542,603)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(486,166)	—	(4,221,882)	—	3,735,716
Total recurring fair value measurement - liabilities	$(17,949,624)	$—	$(21,685,340)	$—	$3,735,716

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the fair values of PLMBS for which a non-recurring change in fair value was recorded (in thousands):

	March 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$5,337	$—	$—	$5,337
Total non-recurring assets at fair value	$5,337	$—	$—	$5,337

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
RMBS-Prime	$14,609	$—	$—	$14,609
Home equity loans	5,669	—	—	5,669
Total non-recurring assets at fair value	$20,278	$—	$—	$20,278

Fair Value Option Disclosures

The following table summarizes the activity related to consolidated obligations for which the Bank elected the fair value option (in thousands):

	Bonds			Discount notes
	March 31, 2012	December 31, 2011	March 31, 2011	March 31, 2012	December 31, 2011	March 31, 2011
Balance, beginning of the period	$(12,542,603)	$(14,281,463)	$(14,281,463)	$(4,920,855)	$(956,338)	$(956,338)
New transactions elected for fair value option	(6,068,000)	(26,395,000)	(12,250,000)	(199,874)	(4,917,172)	—
Maturities and terminations	7,150,000	28,141,000	13,926,000	4,022,558	953,202	224,448
Net (losses) gains on financial instruments held under fair value option	6,319	(10,376)	316	879	(118)	424
Change in accrued interest/unaccreted balance	2,582	3,236	(110)	2,407	(429)	(426)
Balance, end of the period	$(11,451,702)	$(12,542,603)	$(12,605,257)	$(1,094,885)	$(4,920,855)	$(731,892)

The following table presents the change in fair value included in the Statements of Income for the consolidated obligations for which the fair value option has been elected (in thousands):

	Three Months ended March 31,
	2012			2011
	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(5,869)	$6,319	$450	$(13,838)	$316	$(13,522)
Consolidated obligations-discount notes	(979)	879	(100)	(981)	424	(557)
	$(6,848)	$7,198	$350	$(14,819)	$740	$(14,079)

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of consolidated obligations for which the fair value option has been elected (in thousands):

	March 31, 2012			December 31, 2011
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligations-bonds (a)	$11,448,000	$11,451,702	$3,702	$12,530,000	$12,542,603	$12,603
Consolidated obligations-discount notes (b)	1,094,489	1,094,885	396	4,917,172	4,920,855	3,683
	$12,542,489	$12,546,587	$4,098	$17,447,172	$17,463,458	$16,286

(a) Fair values of fixed-rate bonds at March 31, 2012 were in unrealized loss positions due to decline in observed market yields relative to contractual yields of the bonds.  Unrealized fair values losses of fixed-rate liabilities will increase as market yields decline.

(b) The FHLBNY designated lesser amounts of discount notes under the FVO designation in the first quarter of 2012 compared to the first quarter of 2011.  In a relatively volatile interest rate environment in 2012, it was not possible to predict with a high-degree of certainty that the hedges of short-term discount notes would remain highly effective hedges through their term to maturity, and absent that assurance, the discount notes could not qualify for hedge accounting.  Instead, the FHLBNY designated the discount notes under the FVO.

Note   17.               Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standard for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2012 and December 31, 2011.  The par amount of the twelve FHLBanks’ outstanding consolidated obligations was approximately $0.7 trillion at March 31, 2012 and December 31, 2011.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were approximately $6.1 billion and $2.8 billion as of March 31, 2012 and December 31, 2011, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of March 31, 2012 and December 31, 2011.

MPF Program — Under the MPF program, the Bank was unconditionally obligated to purchase $80.8 million and $31.2 million of mortgage loans at March 31, 2012 and December 31, 2011.  Commitments are generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $882.3 million and $884.1 million as of March 31, 2012 and December 31, 2011.

Future benefit payments — Future benefit payments for the BEP and the postretirement health benefit plan are not considered significant.  The Bank expects to fund $10.1 million over the next 12 months towards the Defined Benefit Plan, a non-contributory pension plan.

Derivative contracts — The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $2.6 billion in cash with derivative counterparties as pledged collateral at March 31, 2012 and December 31, 2011, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15.  Derivatives and Hedging Activities.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $0.8 million for the first quarter of 2012 and 2011.  Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.

The following table summarizes contractual obligations and contingencies as of March 31, 2012 (in thousands):

	March 31, 2012
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$31,611,725	$20,796,850	$4,535,170	$3,592,010	$60,535,755
Mandatorily redeemable capital stock (a)	23,329	2,090	4,566	12,975	42,960
Purchased securities	75,375	—	—	—	75,375
Premises (lease obligations) (b)	3,156	5,191	4,674	974	13,995

Total contractual obligations	31,713,585	20,804,131	4,544,410	3,605,959	60,668,085

Other commitments
Standby letters of credit	5,878,125	181,590	46,806	3,861	6,110,382
Consolidated obligations-bonds/ discount notes traded not settled	2,705,000	—	—	—	2,705,000
Consolidated obligations-debt extinguishment/ calls traded not settled	225,610	—	—	—	225,610
Commitments to fund pension (c)	10,065	—	—	—	10,065
Open delivery commitments (MPF)	80,839	—	—	—	80,839

Total other commitments	8,899,639	181,590	46,806	3,861	9,131,896

Total obligations and commitments	$40,613,224	$20,985,721	$4,591,216	$3,609,820	$69,799,981

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

(c) The Bank’s contribution towards the funded Defined Benefit Plan is not available beyond one year.  For projected benefits payable for the Bank’s unfunded Benefit Equalization Plan and the Bank’s Postretirement Benefit Plan, see Note 14.

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

As previously reported, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010, making a Demand as of the date of the Notice of approximately $268 million owed to LBSF by the Bank (inclusive of interest).  Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank responded to LBSF on August 23, 2010, denying LBSF’s Demand.  LBSF served a reply on September 7, 2010, effectively reiterating its position.  A mediation conducted pursuant to the Order commenced on December 8, 2010 and concluded without settlement on March 17, 2011.  LBSF continues to claim approximately $268 million plus interest at the rate of LIBOR plus 13.5% on a principal amount of approximately $198 million from December 6, 2010.  Pursuant to the Order, positions taken by the parties in the ADR process are confidential.

While the Bank believes that LBSF’s position is without merit, the amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.

Note  18.                Related Party Transactions

The FHLBNY is a cooperative and the members own almost all of the stock of the Bank.  Stock issued and outstanding that is not owned by members is held by former members.  The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members.  The Bank considers its transactions with its members and non-member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Agency.  All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members.  The FHLBNY may from time to time borrow or sell overnight and term Federal funds at market rates to members.

Debt assumptions and transfers

The Bank did not assume debt from another FHLBank in the first quarter of 2012 and 2011.  There were no debt transfers to another FHLBank in the first quarter of 2012.  During the first quarter of 2011, the Bank transferred debt to another FHLBank totaling $150.0 million (par amounts) at negotiated market rates that exceeded book cost by $17.3 million, and was a charge to earnings.

When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances sold or transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in the first quarter of 2012 and 2011.

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Transactions are at market rates.  The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at March 31, 2012 was $58.7 million (December 31, 2011 was $62.9 million) from inception of the program through mid-2004.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  Fees paid to the FHLBank of Chicago were $0.2 million and $0.1 million for the first quarter of 2012 and 2011.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

Notional amounts of $260.0 million and $275.0 million of interest rate swaps were outstanding at March 31, 2012 and December 31, 2011.  They represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members with an offsetting purchase contracts with unrelated derivatives counterparties.  Net fair value exposures of these transactions at March 31, 2012 and December 31, 2011 were not significant.  The intermediated derivative transactions were fully collateralized.

Loans to other Federal Home Loan Banks

In the first quarter of 2012 and 2011, the FHLBNY extended one overnight loan for a total of $300.0 million and $100.0 million to a FHLBank.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day. In the first quarter of 2012, the FHLBNY borrowed one overnight loan for a total of $50.0 million from a FHLBank.  In the first quarter of 2011, there was no borrowing from other FHLBanks.  In the first quarter of 2012, such borrowings averaged $0.5 million, and interest expense for such borrowings was not significant in any period in this report.

The following tables summarize outstanding balances with related parties at March 31, 2012 and December 31, 2011, and transactions for the first quarter of 2012 and 2011 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2012		December 31, 2011
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$395,070	$—	$10,877,790
Federal funds sold	—	7,575,000	—	970,000
Available-for-sale securities	—	2,949,078	—	3,142,636
Held-to-maturity securities
Long-term securities	—	10,925,762	—	10,123,805
Advances	72,092,870	—	70,863,777	—
Mortgage loans (a)	—	1,482,217	—	1,408,460
Accrued interest receivable	188,592	31,094	195,700	28,148
Premises, software, and equipment	—	13,047	—	13,487
Derivative assets (b)	—	39,853	—	25,131
Other assets (c)	262	11,247	193	13,213

Total assets	$72,281,724	$23,422,368	$71,059,670	$26,602,670

Liabilities and capital
Deposits	$3,499,443	$—	$2,101,048	$—
Consolidated obligations	—	86,044,176	—	89,563,847
Mandatorily redeemable capital stock	42,960	—	54,827	—
Accrued interest payable	7	187,403	8	146,239
Affordable Housing Program (d)	130,629	—	127,454	—
Derivative liabilities (b)	—	386,442	—	486,166
Other liabilities (e)	67,385	142,824	69,555	66,785

Total liabilities	$3,740,424	$86,760,845	$2,352,892	$90,263,037

Capital	5,202,823	—	5,046,411	—

Total liabilities and capital	$8,943,247	$86,760,845	$7,399,303	$90,263,037

(a)	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.
(b)

Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty were at market terms and in the ordinary course of the FHLBNY’s business — At March 31, 2012, notional amounts outstanding were $3.8 billion; net fair value after posting $55.9 million cash collateral was a net derivative liability of $23.4 million. At December 31, 2011, notional amounts outstanding were $3.9 billion; net fair value after posting $49.5 million cash collateral was a net derivative liability of $38.0 million. Citibank, N.A., became a member in the second quarter of 2011. The swap interest rate exchanges with Citibank, N.A., resulted in interest expense of $5.9 million in the first quarter of 2012. Also, includes insignificant fair values due to intermediation activities on behalf of other members.

(c)	Includes insignificant amounts of miscellaneous assets that are considered related party.
(d)	Represents funds not yet disbursed to eligible programs.
(e)	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended March 31,
	2012		2011
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$108,395	$—	$158,696	$—
Interest-bearing deposits (a)	—	657	—	966
Federal funds sold	—	2,360	—	2,546
Available-for-sale securities	—	6,686	—	8,639
Held-to-maturity securities
Long-term securities	—	69,335	—	71,056
Mortgage loans (b)	—	15,827	—	15,486
Loans to other FHLBanks and other	—	1	—	—

Total interest income	$108,395	$94,866	$158,696	$98,693

Interest expense
Consolidated obligations	$—	$109,961	$—	$122,093
Deposits	244	—	470	—
Mandatorily redeemable capital stock	761	—	744	—
Cash collateral held and other borrowings	17	—	—	9

Total interest expense	$1,022	$109,961	$1,214	$122,102

Service fees and other	$2,101	$—	$1,256	$—

(a)       Includes insignificant amounts of interest income from MPF service provider.

(b)       Includes de minimis amounts of mortgage interest income from loans purchased from members of another FHLBank.

Note   19.               Segment Information and Concentration.

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

The top ten advance holders at March 31, 2012, December 31, 2011 and March 31, 2011 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2012
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income

Metropolitan Life Insurance Company	New York	NY	$11,605,000	16.96	$64,669
New York Community Bank*	Westbury	NY	8,968,152	13.11	75,882
Hudson City Savings Bank, FSB*	Paramus	NJ	8,025,000	11.73	77,811
First Niagara Bank, National Association	Buffalo	NY	4,492,917	6.57	4,605
MetLife Bank, N.A.	Convent Station	NJ	3,995,500	5.84	23,698
The Prudential Insurance Co. of America	Newark	NJ	2,424,000	3.54	13,151
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,355,000	3.44	15,247
Valley National Bank	Wayne	NJ	2,327,500	3.40	20,783
Investors Bank	Short Hills	NJ	2,228,679	3.26	14,344
New York Life Insurance Company	New York	NY	1,400,000	2.05	4,289
Total			$47,821,748	69.90%	$314,479

*   At March 31, 2012, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2011
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Metropolitan Life Insurance Company	New York	NY	$11,655,000	17.40%	$266,792
Hudson City Savings Bank, FSB*	Paramus	NJ	8,925,000	13.32	520,044
New York Community Bank*	Westbury	NY	8,755,154	13.07	304,289
MetLife Bank, N.A.	Convent Station	NJ	4,764,500	7.11	95,740
The Prudential Insurance Co. of America	Newark	NJ	2,424,000	3.62	57,154
Investors Bank	Short Hills	NJ	2,115,486	3.16	53,984
Valley National Bank	Wayne	NJ	2,103,500	3.14	90,261
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,043,000	3.05	71,909
First Niagara Bank, National Association	Buffalo	NY	1,667,072	2.49	16,626
New York Life Insurance Company	New York	NY	1,500,000	2.24	14,497
Total			$45,952,712	68.60%	$1,491,296

*   At December 31, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

	March 31, 2011
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$15,525,000	21.47%	$158,066
Metropolitan Life Insurance Company	New York	NY	12,155,000	16.81	67,672
New York Community Bank*	Westbury	NY	7,293,162	10.09	75,256
MetLife Bank, N.A.	Convent Station	NJ	4,284,500	5.93	19,864
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.46	15,027
Manufacturers and Traders Trust Company	Buffalo	NY	2,257,875	3.12	4,505
Valley National Bank	Wayne	NJ	2,194,500	3.04	23,987
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,099,000	2.90	19,141
Investors Bank	Short Hills	NJ	1,677,007	2.32	11,431
New York Life Insurance Company	New York	NY	1,500,000	2.07	3,433
Total			$51,486,044	71.21%	$398,382

*   At March 31, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of March 31, 2012 and December 31, 2011 (shares in thousands):

		Number	Percent
	March 31, 2012	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,556	14.18%
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	4,701	10.16
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,642	10.04
Citibank, N.A.	399 Park Avenue, New York, NY 10043	3,962	8.57

		19,861	42.95%

		Number	Percent
	December 31, 2011	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,579	14.47%
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	5,106	11.23
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590-6644	4,546	10.00
Citibank, N.A.	399 Park Avenue, New York, NY 10043	3,647	8.02
MetLife Bank, N.A.	334 Madison Avenue, Convent Station, NJ 07961	2,343	5.16

		22,221	48.88%

* At March 31, 2012 and December 31, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

Note  20.                Subsequent Events.

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

The FHLBNY has evaluated subsequent events through the filing date of this report and no significant subsequent events were identified.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this report, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we,” “us,” “our,”“the Bank” or the “FHLBNY”), may be “forward-looking statements.”  All statements other than statements of historical fact are statements that could potentially be forward-looking statements.  These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, and housing reform legislation.  These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, the capital structure and other financial items; statements of plans or objectives for future operations; expectations of future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)

1.1 - 1.16	Result of Operations	54-63
2.1 - 2.2	Assessments	63
3.1 - 3.3	Financial Condition	64-65
4.1 - 4.10	Advances	66-70
5.1 - 5.10	Investments	71-76
6.1 - 6.6	Mortgage Loans	77-79
7.1 - 7.10	Consolidated Obligations	81-84
8.1 - 8.3	Capital	85-86
9.1 - 9.7	Derivatives	86-89
10.1 - 10.6	Liquidity	90-92

Executive Overview

This overview of management’s discussion and analysis highlights and selected information may not contain all of the information that is important to readers of this Form 10-Q.  For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 23, 2012.

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

Financial performance of the Federal Home Loan Bank of New York

	Three months ended March 31,
(Dollars in millions, except per share data)	2012	2011	Change

Net interest income before provision for credit losses	$92	$134	$(42)
Provision for credit losses on mortgage loans	1	2	(1)

Net OTTI impairment losses	(1)	—	(1)
Other non-interest income (loss)	48	14	34
Total other income (loss)	47	14	33
Operating expenses	7	7	0
Compensation and benefits	14	39	(25)
Net income	$102	$71	$31
Earnings per share	$2.29	$1.61	$0.68
Dividend per share	$1.26	$1.46	$(0.20)

2012 First Quarter Highlights

Results of Operations

We reported 2012 first quarter Net income of $101.9 million, or $2.29 per share, compared with Net income of $71.0 million, or $1.61 per share in the same period in the previous year.  The return on average equity, which is Net income divided by average Capital stock, Retained earnings (unrestricted and restricted), and Accumulated other comprehensive income (loss) (“AOCI”), was 8.17% in the 2012 first quarter compared to 5.74% in the same period in 2011.

Compensation and benefits expenses were $14.2 million in the 2012 first quarter down from the 2011 first quarter expense of $39.0 million, which included a one-time charge of $24.0 million to reduce funding shortfall in our defined benefit pension plan.  Absent the charge, operating expenses, including compensation and benefits, were almost unchanged period over period.  In the 2012 period, our debt buy-back activity resulted in a charge to earnings of $14.8 million, compared to $51.7 million in the comparable quarter in 2011.  Typically, debt buy-back is executed to re-align balance sheet liabilities following significant member initiated advance prepayments, as was evidenced in the first quarter of 2011.  Prepayment activity in the first quarter of 2012 was not significant.  Net income in the first quarter of 2012 also benefited from the absence of the 20% assessment payable to REFCORP, which obligation was satisfied in June 2011, and no further payments were necessary.  The amounts that would have otherwise been paid to REFCORP are being set aside as Restricted retained earnings by each of the 12 FHLBanks, with the objective of increasing retained earnings reserves and enhancing the safety and soundness of the FHLBank system.  At March 31, 2012, we had set aside $44.4 million as Restricted retained earnings.  Net income benefited from lower Compensation and benefits expenses, lower debt buy-back charges, and decline in assessments.  These favorable changes period over period were partly offset by lower Net interest income in the first quarter of 2012.  Net interest income was $92.3 million in the 2012 period, down from $134.1 million in the 2011 period.  The prior year period benefitted from $42.7 million of prepayment fees recorded in Net interest income due to significant member initiated advance prepayments, and was one factor that contributed to the period over period decline in the first quarter 2012 net interest spread, which was 34 basis points, down from 49 basis points in the prior year period.  Net interest income in the first quarter of 2012 was also reduced by the amortization of the fair value basis of modified advances, and these are more fully discussed in the following paragraph.

Derivative and hedging gains in the 2012 first quarter, reported as Other income, was $53.1 million, which benefited from $28.9 million of amortization of fair value basis adjustments of modified derivatives in parallel with the modification of hedged advances.  This increase in Other income was entirely offset by amortization losses recorded in Interest income from advances, and reducing Net interest income though Net income was not impacted.  Derivative and hedging gains also benefited from $20.6 million of fair value changes from derivatives designated as economic hedges of debt (i.e. they were not designated in a qualifying fair value hedge).  The remaining $3.6 million gains were due to hedge ineffectiveness in fair value qualifying hedges.  Consolidated obligation debt designated under the Fair Value Option reported fair value gains of $7.2 million in the first quarter of 2012 compared with a small gain of $0.7 million in the 2011 period.  With rising market yields of similar FHLBank debt structure at March 31, 2012, debt prices declined, fair value liabilities declined, resulting in unrealized fair value gains at March 31, 2012.  Unrealized fair value gains will reverse over time if instruments are held to their effective maturity.

OTTI charges were $0.6 million at March 31, 2012, compared to $0.4 million in the 2011 period.  With stability in the market pricing of our PLMBS and improvement in their credit performance parameters, our analysis in the adverse case is projecting insignificant future credit losses.

A cash dividend of $1.26 per share of capital stock (annualized rate 5.00%) was paid to stockholders in 2012 first quarter, compared to $1.46 per share of capital stock (annualized rate of 5.80%) paid in 2011 first quarter.  Dividends cannot be paid out of restricted retained earnings.

Financial Condition

Net cash generated from operating activities were in excess of Net income in the first quarter of 2012 and 2011.  Our liquidity position remained in compliance with all regulatory requirements and we do not foresee any changes to that position.  We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.

Our capital remains strong.  At March 31, 2012, actual risk-based capital was $5.4 billion, compared to required risk-based capital of $0.6 billion.  To support $95.7 billion of total assets at March 31, 2012, the required minimum regulatory capital was $3.8 billion, or 4.0 percent of assets.  Our actual regulatory capital was $5.4 billion, exceeding required capital by $1.6 billion.  Capital-to-asset ratio was 5.66 percent or 1.66 percent more than the 4.0 percent regulatory minimum.  We have prudently increased retained earnings through the period of credit turmoil.  Total retained earnings at March 31, 2012, has grown to $790.7 million, which included $44.4 million of reserves set aside as Restricted retained earnings.  Losses in AOCI, a component of shareholders’ equity was $169.7 million.

Total assets were $95.7 billion at March 31, 2012, slightly lower than $97.7 billion at December 31, 2011.  Principal amounts of Advances to member banks increased to $68.4 billion at March 31, 2012 benefitting from short-term borrowing by one large member, although we expect most of the borrowings will run off at maturity in the second quarter of 2012.

Aside from advances, our primary earning assets are investment portfolios, primarily comprised of MBS issued by GSEs.  Investments in MBS totaled $13.1 billion, or 13.7% of total assets at March 31, 2012, compared to $12.5 billion, or 12.8% of total assets at December 31, 2011.  GSE- and agency-issued MBS were 95.3% of aggregate investments in MBS at March 31, 2012, compared to 94.8% at December 31, 2011.  Investments in housing finance agency bonds were $761.7 million at March 31, 2012, compared to $780.0 million at December 31, 2011.

We continue to report our on-going analysis of the impact to our business of S&P’s decision last year to lower our long-term credit rating from AAA to AA+.  Moody’s has maintained our credit rating at AAA.  Both rating agencies also lowered their outlook to negative.  The pricing performance of the short- and intermediate-term FHLBank debt has remained stable and we have been able to issue debt to fund our balance sheet needs.  We remain optimistic, but we cannot predict the long-term impact, if any, upon our funding costs or our ability to access the capital markets.  The downgrade required us to post additional cash collateral starting in August 2011 under the provisions of certain credit support agreements with derivative counterparties because of the downgrade.  However, credit support agreements with other derivative counterparties were not impacted because those agreements stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral, and, in summary the increased collateral posting was easily dealt with and did not impact our liquidity in any significant manner.  There were no other significant contracts or covenants for any credit facility or other agreement that were impacted by the downgrade.  We have substantial investments in mortgage-backed securities issued by other GSEs and a U.S. agency, rating downgrade from AAA to AA could alter the perceived creditworthiness of instruments issued, insured or guaranteed by institutions linked to the U.S. government, and MBS issued by the institutions could be correspondingly affected by credit downgrades.  Pricing of our portfolios of GSE securities has been stable and was substantially in net unrealized fair value gain positions at March 31, 2012.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

We expect our 2012 Net income to remain flat, relative to earnings in 2011.  If long-term rates remain low, relative to short-term rates or if the forward yield curve flattens further in 2012, opportunities to invest in high-quality assets and earn a reasonable spread will be limited, constraining earnings.  Our primary earning assets, advances and investments in MBS may yield lower interest margins in a low interest rate environment.  Short-term interest rates (1-month and 3-month LIBOR) have declined somewhat in the first quarter of 2012, while medium and longer-term swap rates have risen, causing a slight steepening of the yield curve, relative to December 31, 2011.  We believe that swap rates will remain at existing levels, and assuming that credit conditions in Europe do not improve, the opportunities for investing cash in liquid investments and yielding an acceptable risk-reward relationship will be limited.  That backdrop pre-supposes that credit ratings of some of the very large financial institutions remain unchanged.  If rating services reduce their ratings by several notches, it is likely that the impacted financial institutions that include banks that are contributors to the BBA LIBOR, may see their own LIBOR cost of borrowing increase, causing the setting of short-term LIBOR rates to move higher.

Advances — In the first quarter of 2012, the economy showed some signs of life that could provide possible momentum for growth later in 2012.  However, we are unable to predict the timing and extent of the expected recovery in the U.S. economy, particularly the recovery in the housing market, or whether to expect continued stability in the financial markets.  Against that backdrop, we believe it is also difficult to predict member demand for advances, which is the primary focus of our operations and the principal factor that impacts our operating results.

Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability of alternative funding sources that are more attractive (e.g. consumer deposits), the interest rate environment and the outlook for the economy.  Members may choose to prepay advances, based on their expectations of interest rate changes and demand for liquidity.  Demand for advances may also be influenced by the dividend payout rate to members on their investment in our stock.  Members are required to invest in our capital stock in the form of membership stock.  Members are also required to purchase activity stock in order to borrow advances.  Advance volume is also influenced by merger activity where members are either acquired by non-members, or acquired by members of another FHLBank.  When our members are acquired by members of another FHLBank or by a non-member, the former member no longer qualifies for membership in the FHLBNY.  They cannot renew outstanding advances or provide new advances to non-members.  Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending if the former member borrowed such advances.

Earnings — The FRB’s pledge to maintain near-zero short-term interest rates through late 2014, and the impact of a flatter yield curve, taken together have compressed yields, substantially reducing the opportunity cost of holding cash.  As existing high-yielding fixed-rate MBS and some intermediate-term advances continue to pay down, mature or be prepaid, it is unlikely they will be replaced by equivalent high-yielding assets due to the prevailing low interest rates.  This will tend to lower the overall yield on total assets.  Amid a continuing weak economy and particularly a weak housing market, we do not expect advance demand from members to grow relative to outstanding amounts at March 31, 2012.  Specifically, we expect limited demand for large intermediate-term advances because many members have adequate liquidity, and other members may be reluctant to borrow intermediate and long-term advances because of the expectation of an extended period of very low interest rates.

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

Sovereign credit rating of the United States and impact on the FHLBanks — On August 5, 2011, Standard & Poor’s Rating Services (“S&P”) lowered its long-term sovereign credit rating on the U.S. to AA+ from AAA.  S&P’s outlook on the long-term rating is negative.  At the same time, S&P affirmed its A-1+ short-term rating on the U.S.  On August 8, 2011, S&P also lowered the long-term rating of the senior unsecured debt issues of the Federal Home Loan Bank System, and 10 of the 12 Federal Home Loan Banks from AAA to AA+.  Two FHLBanks were already rated AA+.  S&P also revised its the rating outlook of the debt to negative.  A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years.

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

•                  Federal Reserve - “Operation Twist”  — In 2011, the Federal Reserve Bank’s (“the FRB”) declared its intention to drop Treasury yields in the long-end of the yield curve, with the economic goal of putting downward pressure on longer-term rates and help make broader financial conditions more accommodative.  To meet its objectives, the FRB committed to sell short-maturity securities and to purchase longer-maturity securities.  With the increased supply from FRB sales, repo rates have risen, pushing overnight rates and yields to rise all along the short-end of the yield curve.  This also may have caused the FHLBank-issued discount note yields to increase as well and investor demand to increase.  We also believe that rates have increased slightly in the short-end for FHLBank bonds as well, and have decreased for maturities 7-years and out.  The FRB’s program is currently expected to continue through June 2012, but we are uncertain of its continued impact on FHLBank issued debt.

•                  SEC’s Rule 2a-7 reforms — We are closely watching for the expected SEC proposals for a second round of revisions to Rule 2a-7 that would impact the money fund industry.  Specifics of the proposed reforms have not yet been released, and we are unable to predict to what extent the reforms will affect FHLBank system debt, which is the second largest borrower from taxable money funds, after the U.S. Treasury.  If the reforms apply the rules to all funds, but make duration “carve-outs” for agency debt, as was the case with the 2010 round of reforms, the funding levels for FHLBank issued discount notes could improve.  As part of the carve-out, provisions in the 2010 revisions to Rule 2a-7 had included agency discount notes with remaining maturities of 60-days or less in the definition of permissible “weekly liquid assets”.  On the other hand, if the new reforms are applied across the board to include all prime and government funds, that then could theoretically reduce the money fund industry’s capacity to support the FHLBank System’s short-term funding needs, and thereby could lead to deterioration in execution pricing.

Credit impairment of mortgage-backed securities — OTTI charges were insignificant thus far in 2012.  However, without continued recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.  In addition, certain private-label MBS may be undergoing loan modification and forbearance proceedings at the loan level, and such processes may have an adverse impact on the amounts and timing of expected cash flows.

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

Thus far, HARP has not had any significant impact on our members’ mortgage origination business, which potentially could have a direct impact on our advances or mortgage-loan program under the MPF.  We are unable to predict with certainty the future impact of this program, if any, on our members’ mortgage origination business.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2012	2011	2011	2011	2011

Investments (a)	$21,450	$14,236	$17,130	$16,413	$16,855
Advances	72,093	70,864	73,779	74,791	75,487
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	1,482	1,408	1,357	1,296	1,271
Total assets	95,704	97,662	97,334	98,342	96,874
Deposits and borrowings	3,499	2,101	2,521	1,902	2,513
Consolidated obligations, net
Bonds	61,530	67,441	66,281	62,816	68,530
Discount notes	24,514	22,123	22,539	27,013	19,507
Total consolidated obligations	86,044	89,564	88,820	89,829	88,037
Mandatorily redeemable capital stock	43	55	58	58	59
AHP liability	131	127	130	134	135
REFCORP liability	—	—	—	15	19
Capital
Capital stock	4,582	4,491	4,572	4,658	4,323
Retained earnings
Unrestricted	746	722	700	721	717
Restricted	45	24	8	—	—
Total retained earnings	791	746	708	721	717
Accumulated other comprehensive income (loss)	(170)	(191)	(184)	(100)	(97)
Total capital	5,203	5,046	5,096	5,279	4,943
Equity to asset ratio (c)	5.44%	5.17%	5.24%	5.37%	5.10%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2012	2011	2011	2011	2011

Investments (a)	$23,813	$21,006	$21,566	$20,214	$19,127
Advances	69,836	73,147	74,524	74,797	78,406
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,434	1,378	1,326	1,281	1,270
Total assets	98,340	101,488	101,515	98,973	101,662
Interest-bearing deposits and other borrowings	3,090	2,209	2,325	2,270	2,401
Consolidated obligations, net
Bonds	62,678	67,493	65,770	66,509	72,417
Discount notes	23,938	22,191	24,050	21,687	17,765
Total consolidated obligations	86,616	89,684	89,820	88,196	90,182
Mandatorily redeemable capital stock	49	58	58	59	59
AHP liability	127	127	131	133	137
REFCORP liability	—	—	2	9	10
Capital
Capital stock	4,455	4,554	4,623	4,308	4,414
Retained earnings
Unrestricted	720	702	710	714	701
Restricted	31	14	4	—	—
Total retained earnings	751	716	714	714	701
Accumulated other comprehensive income (loss)	(192)	(174)	(135)	(102)	(103)
Total capital	5,014	5,096	5,202	4,920	5,012

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended
(except earnings and dividends per	March 31,	December 31,	September 30,	June 30,	March 31,
share, and headcount)	2012	2011	2011	2011	2011
Net income	$102	$85	$36	$53	$71
Net interest income (d)	92	132	76	100	134
Dividends paid in cash (e)	57	46	49	49	66
AHP expense	11	9	4	6	8
REFCORP expense	—	—	—	13	18
Return on average equity (f)(g)	8.17%	6.58%	2.72%	4.35%	5.74%
Return on average assets (g)	0.42%	0.33%	0.14%	0.22%	0.28%
Net OTTI impairment losses	(1)	(5)	(1)	—	—
Other non-interest income (loss)	48	(7)	(13)	(2)	14
Total other income (loss)	47	(12)	(14)	(2)	14
Operating expenses (h)	21	22	19	22	46
Finance Agency and Office of Finance expenses	4	4	3	3	3
Total other expenses	25	26	22	25	49
Operating expenses ratio (i)(g)	0.09%	0.08%	0.07%	0.09%	0.19%
Earnings per share	$2.29	$1.86	$0.77	$1.24	$1.61
Dividend per share	$1.26	$1.01	$1.12	$1.11	$1.46
Headcount (Full/part time)	275	276	276	275	269

(a) Investments include held-to-maturity securities, available for-sale securities, federal funds, loans to other FHLBanks, and other interest bearing deposits.

(b) Allowances for credit losses were $7.3 million, $6.8 million, $6.7 million, $6.3 million, and $7.0 million at the periods ended March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011.

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

(g) Annualized.

(h) Operating expenses include compensation and benefits.

(i) Operating expenses as a percentage of total average assets.

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three months ended March 31, 2012 and 2011.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 in this Form 10-Q and in the Bank’s most recent Form 10-K filed on March 23, 2012.

Net Income

Interest income from advances is the principal source of revenue.  The primary expenses are interest paid on consolidated obligations debt, operating expenses, principally Compensation and benefits, and assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges from debt repurchases, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 1.1:                  Principal Components of Net Income

	Three months ended March 31,
	2012	2011

Total interest income	$203,261	$257,389
Total interest expense	110,983	123,316
Net interest income before provision for credit losses	92,278	134,073
Provision for credit losses on mortgage loans	861	1,773
Net interest income after provision for credit losses	91,417	132,300
Total other income (loss)	47,141	14,303
Total other expenses	25,246	49,908
Income before assessments	113,312	96,695
Total assessments	11,407	25,714
Net income	$101,905	$70,981

Net income 2012 first quarter compared to 2011 first quarter

The 2012 first quarter Net income was $101.9 million, compared with $71.0 million in the same period in the prior year.  The principal changes period over period are summarized below:

Net interest income — The primary component of Net income was Net interest income of $92.3 million, down from $134.1 million in the same period in the prior year.  Net interest income in the first quarter of 2011 benefited from $42.7 million in net prepayment fees from advances, compared to insignificant amounts of prepayment fees recorded in the current year quarter.  Net interest income for the current year quarter was reduced by $28.9 million due to amortization of fair value basis of $5.2 billion of modified hedged advances, of which $4.6 billion were modified subsequent to the first quarter of 2011, so that the comparable amortization in the first quarter of 2011 was only $1.9 million.  The reported yields from modified advances are reduced by the amortization of the fair value basis established at the modification dates.  An equivalent amortization is recorded as a derivative and hedging gain, because the hedging instrument, the interest rate swap, is also modified.  Taken together, amortization gains in Other income were offset by amortization losses in Net interest income, with no impact to Net Income in either period.  Advance volume, as measured by average outstanding balance, contracted in the current year quarter, also contributing to lower Net interest income.  Cost of debt was slightly lower in the first quarter of 2012, compared to 2011.

Compensation and benefits, and Operating expenses — Compensation and benefits expenses were $14.2 million in the 2012 first quarter down from the 2011 first quarter expense of $39.0 million, which included a one-time charge of $24.0 million to reduce funding shortfall in our defined benefit pension plan.  Operating expenses, which includes occupancy costs, computer service agreements, professional and legal fees, and depreciation and amortization were flat period over period.

Debt buy-back charges — In the 2012 period, our debt buy-back activity resulted in a charge to earnings of $14.8 million, compared to $51.7 million in the comparable quarter in 2011.  Typically, debt buy-back is executed to re-align balance sheet liabilities following significant member initiated advance prepayments, as was evidenced in the first quarter of 2011.

Derivative and hedging gains — In the 2012 first quarter, derivative and hedging gains were $53.1 million, which benefited from $28.9 million of amortization of fair value basis adjustments on previously modified swaps, and as discussed previously, this benefit was entirely offset by amortization losses recorded in Interest income from advances so that Net income was not impacted.  Derivative and hedging gains also benefited from $20.6 million of fair value changes from derivatives designated as economic hedges of debt (i.e. they were not designated in a qualifying fair value hedge).  Consolidated obligation debt designated under the Fair Value Option reported fair value gains of $7.2 million in the first quarter of 2012 compared with a small gain of $0.7 million in the 2011 period.  With rising market yields of similar FHLBank debt structure, debt prices declined, fair value liabilities declined, resulting in unrealized fair value gains at March 31, 2012.  Unrealized fair value gains will reverse over time if instruments are held to their effective maturity.

REFCORP Assessments — Net income in the first quarter of 2012 also benefited from the absence of the 20% assessment payable to REFCORP, which obligation was satisfied in June 2011, and no further payments were necessary.  The amounts that would have otherwise been paid to REFCORP are being set aside as Restricted retained earnings by the 12 FHLBanks, with the objective of increasing earnings reserves and enhancing the safety and soundness of the FHLBank system.  At March 31, 2012, we had set aside $44.4 million as Restricted retained earnings.

Analysis of Allowance for Credit Losses — 2012 first quarter compared to 2011 first quarter

•                  Mortgage loans held-for-portfolio — We evaluate conventional mortgage loans at least quarterly on an individual loan-by-loan basis and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans.  FHA/VA (Insured mortgage loans) guaranteed loans are evaluated collectively for impairment.  Based on the analysis performed of all mortgage loans, provisions for credit losses were $861.0 thousand in the first quarter of 2012, compared to $1.8 million in the same period in 2011.  Charge-offs were insignificant in all periods in this report.  Cumulatively, the allowance for credit losses recorded in the Statements of Condition has grown to $7.3 million at March 31, 2012, compared to $6.8 million at December 31, 2011.  We believe the allowance for loan losses is adequate to cover the losses inherent in our mortgage loan portfolio.  The provision for credit losses was higher in the first quarter of 2011 primarily due to decline in the liquidation value of real-property collateralizing the impaired loans in that period.  Collateral values have since stabilized in 2012.  For more information, see Note 7 - Mortgage Loans Held-for-Portfolio.

•                  Advances — Our credit risk from advances in all periods in this report was concentrated in commercial banks, savings institutions and insurance companies.  All advances were fully collateralized during their entire term.  In addition, borrowing members pledged their stock in the FHLBNY as additional collateral for advances.  We have not experienced any losses on credit extended to any member since the FHLBNY’s inception.  Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.

Interest income — 2012 first quarter compared to 2011 first quarter

Interest income from advances and investments in mortgage-backed securities are our principal sources of income. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year period from the prior year period.  The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.2:                  Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2012	2011	Variance
Interest Income
Advances (a)	$108,395	$158,696	(31.70)%
Interest-bearing deposits (b)	657	966	(31.99)
Federal funds sold	2,360	2,546	(7.31)
Available-for-sale securities	6,686	8,639	(22.61)
Held-to-maturity securities
Long-term securities	69,335	71,056	(2.42)
Mortgage loans held-for-portfolio	15,827	15,486	2.20
Loans to other FHLBanks and other	1	—	NM

Total interest income (c)	$203,261	$257,389	(21.03)%

(a) Reported Interest income from advances was adjusted for the cash flows associated with interest rate swaps in qualifying hedging relationships.  We generally pay fixed-rate cash flows to derivative counterparties, and in exchange, we receive variable-rate LIBOR-indexed cash flows.  Significant prepayments in the first quarter of 2011 resulted in $42.7 million in advance prepayment fees added to interest income.  Prepayment fees in the 2012 period was $1.0 million.  Interest income was reduced by $28.9 million due to amortization (as a yield adjustment) of fair value basis of modified hedged advances in the 2012 period, compared with $1.9 million in the 2011 period.

(b) Primarily from cash collateral deposited with swap counterparties.  Cash collateral posted to derivative counterparties is netted with Derivative liabilities in the Statements of Condition.

(c) Interest income has declined period over period.  The primary causes were (1) lower coupons and yields from advances and investments in a declining interest rate environment, (2) lower volume of advance business, and (3) run-offs of higher yielding assets, which were being replaced by assets with lower coupons.  See Rate and Volume Analysis for more information.

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.3:                  Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended March 31,
	2012	2011
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$447,314	$599,519
Net interest adjustment from interest rate swaps (a), (b)	(338,919)	(440,823)
Total Advance interest income reported	$108,395	$158,696

(a) The unfavorable cash flow patterns of the interest rate swaps were indicative of the lower LIBOR rates (obligation of the swap counterparty) compared to our obligation to pay out fixed-rate cash flows, which have been higher than LIBOR cash in-flows.  We are generally indifferent to changes in the cash flow patterns as we also hedge our fixed-rate consolidated obligation debt, which is our primary funding base, and two hedge strategies together achieve our management’s overall net interest spread objective.  The average 3-month LIBOR was lower in the first quarter of 2012 than in the first quarter of 2011 and contributed to lower cash out flow - $338.9 million in the first quarter of 2012, down from $440.8 million in the same period in 2011.

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

Interest expense 2012 first quarter compared to 2011 first quarter

Our primary source of funding is through the issuance of consolidated obligation bonds and discount notes in the global debt markets.  Consolidated obligation bonds are medium- and long-term bonds, while discount notes are short-term instruments.  To fund our assets, our management considers our interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued.  Typically, we have used fixed-rate callable and non-callable bonds to fund mortgage-related assets and advances.  Discount notes are issued to fund advances and investments with shorter interest rate reset characteristics.

The principal categories of Interest expense are summarized below (dollars in thousands).  Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense.

Table 1.4:                  Interest Expenses - Principal Categories

	Three months ended March 31,
			Percentage
	2012	2011	Variance
Interest Expense
Consolidated obligations-bonds (a)	$99,766	$114,277	(12.70)%
Consolidated obligations-discount notes	10,195	7,816	30.44
Deposits	244	470	(48.09)
Mandatorily redeemable capital stock	761	744	2.28
Cash collateral held and other borrowings	17	9	88.89

Total interest expense (b)	$110,983	$123,316	(10.00)%

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

(b) Reported Interest expense period over period has declined because of (1) lower cost of coupons paid on consolidated obligation bonds and discount notes, and (2) lower volume of debt issued because of decline in funding requirements as balance sheet assets declined, specifically advances borrowed by members in the first quarter of 2012 compared to the prior year period .  See Rate and Volume Analysis for more information.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.5:                  Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended March 31,
	2012	2011
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$184,222	$249,276
Discount notes-Interest expense before adjustment for swaps	4,858	7,816
Net interest adjustment for interest rate swaps (a), (b)	(79,119)	(134,999)
Total Consolidated bonds and discount notes-interest expense reported	$109,961	$122,093

(a) The favorable cash flow patterns of the interest rate swaps were indicative of LIBOR rates (our obligation to pay the swap counterparty) being less than the counterparty’s obligation to pay us the higher fixed rates.  We are generally indifferent to changes in the cash flow patterns as we typically hedge our fixed-rate advances borrowed by member to meet our overall net interest spread objective.  Decline in the net cash received from interest rate swaps was mainly because the average 3-month LIBOR was lower in the first quarter of 2012 than in the same period in 2011.

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

Net Interest Income

Net interest income — 2012 first quarter compared to 2011 first quarter

The following table summarizes Net interest income (dollars in thousands):

Table 1.6:                  Net Interest Income

	Three months ended March 31,
			Percentage
	2012	2011	Variance
Total interest income	$203,261	$257,389	(21.03)%
Total interest expense	110,983	123,316	(10.00)
Net interest income before provision for credit losses	$92,278	$134,073	(31.17)%

Net interest income is our principal source of revenue, and represents the difference between interest income from interest-earning assets, and interest expense accrued on interest-costing liabilities.  Net interest income is impacted by a variety of factors — (1) transaction volumes, as measured by average balances of interest earning assets, and by (2) the prevailing balance sheet yields, as measured by coupons on earning assets minus yields paid on interest-costing liabilities, after including the impact of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.  These factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by us, the change in the spread between the yields on advances and investments and the cost of financing these assets by the issuance of debt to investors.

Net interest spread, the difference between yields earned on interest-earning assets and yields paid on interest-costing liabilities, was 34 basis points in the first quarter of 2012, down from 49 basis points in the 2011 period.  Interest spread in 2011 period benefited from $42.7 million ($1.0 million in the 2012 period) in net prepayment fees recorded as a component of Net interest income.  Net interest spread in the 2012 period was reduced by $28.9 million ($1.9 million in the 2011 period) due to amortization of fair value basis of modified advances.  Without the prepayment fees, the reduction due to amortization, and swap interest from economic hedges, the net interest spread in the first quarter of 2012 would have been 44 basis points, compared to a spread of 37 basis points in the first quarter of 2011, after similar adjustments.  Cost of debt in the current year quarter declined slightly from the same quarter in 2011.  Yields on consolidated obligations bonds remained unchanged at 67 basis points in the first quarter of 2012, compared to the same period in 2011.  Yields on discount notes declined to 17 basis points in the current year quarter from 18 basis points in the same quarter in 2011.  See Table 1.8 for more information.

LIBOR rates are quite low relative to their historical levels, and the low rate environment has continued to compress margins for FHLBank-issued debt.  We try to execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little room for achieving a sub-LIBOR spread that would normally be ascribed to the high credit quality of the FHLBank debt.  As a result, on a swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds, and yields sought by investors for longer-term bonds still remain expensive.  The pricing of the FHLBank discount notes, which have maturities from overnight to one year, has varied during the current quarter.  Early in the first months of this quarter, increased Treasury bill supply pushed repo rates steadily higher, and have been a significant factor in the higher rates demanded by investors for discount notes.  That caused tightening of discount note spreads to LIBOR.  In March 2012, discount notes spreads have widened slightly in anticipation of lower repo rates.

Impact of lower interest income from investing member capital — We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and to changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  In the current quarter, we earned less interest income from investing members’ capital and net non-interest assets compared to the same period in 2011.  This was caused by a decline in average stockholders’ capital stock, which has declined in parallel with the lower volume of advances borrowed by members.  As capital declines, we have lower amounts of deployed capital to invest and enhance interest income.  Typically, members’ capital is invested in short-term liquid investments, and we earned very low income because of much lower yields.  For more information, see Spread and Yield Analysis and Rate and Volume Analysis.

Impact of qualifying hedges on Net interest income — We deploy hedging strategies to protect future net interest income that may reduce income in the short-term.  Net interest accruals of derivatives designated in a fair value or cash flow hedge that qualify under hedge accounting rules are recorded as adjustments to the interest income or interest expense associated with hedged assets or liabilities.

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.7:                  Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended March 31,
	2012	2011

Interest Income	$542,180	$698,212
Net interest adjustment from interest rate swaps (a)	(338,919)	(440,823)
Reported interest income	203,261	257,389

Interest Expense	190,102	258,315
Net interest adjustment from interest rate swaps (b)	(79,119)	(134,999)
Reported interest expense	110,983	123,316

Net interest income (Margin) (c)	$92,278	$134,073

Net interest adjustment - interest rate swaps	$(259,800)	$(305,824)

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

Impact of economic hedges on Net interest income — We designate certain derivative transactions as economic hedges, primarily as hedges of the FHLBank debt.  Under our accounting policy, the interest income and expense generated from the derivatives designated as economic hedges are not reported as a component of Net interest income, rather recorded as derivative gains and losses in Other income (loss).

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.8:                  GAAP Versus Economic Basis (b) — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended March 31,
	2012			2011
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$92,278	0.38%	0.34%	$134,073	0.54%	0.49%
Amortization of basis adjustments	28,877	0.11	0.13	1,929	0.01	0.01
Interest income (expense)
Swaps not designated in a hedging relationship	(5,949)	(0.02)	(0.03)	12,857	0.05	0.06

Economic net interest income	$115,206	0.47%	0.44%	$148,859	0.60%	0.56%

(a) The reporting classification of interest income or expense associated with swaps designated as economic hedges has no impact on Net income, as these adjustments are either reported as a component of Net interest income if the hedges are qualifying hedges, or as a component of Other income as gains or losses from hedging activities if they are economic hedges.  The decline in the amount of interest associated with economic hedges is due to decline in swaps designated as economic hedges and the lower interest rates in the first quarter of 2012, compared to the same period in 2011.  Interest expenses for both periods were associated with swaps that hedged consolidated obligation debt in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal funds rate to 3-month LIBOR cash flows.

(b) Explanation of the use of non-GAAP measures of Net Spread, return on assets (“ROA”)used in the table above.  These are non-GAAP financial measures used by management that we believe are useful to investors and stockholders in understanding our operational performance as well as business and performance trends.  Although we believe these non-GAAP financial measures enhance investor and members’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Spread and Yield Analysis

Table 1.9:                  Spread and Yield Analysis

	Three months ended March 31,
	2012			2011
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$69,835,911	$108,395	0.62%	$78,406,209	$158,696	0.82%
Interest bearing deposits and others	2,590,973	657	0.10	2,368,320	966	0.17
Federal funds sold and other overnight funds	10,558,703	2,360	0.09	7,347,356	2,546	0.14
Investments	13,232,736	76,021	2.31	11,762,592	79,695	2.75
Mortgage and other loans	1,437,613	15,828	4.43	1,270,681	15,486	4.94

Total interest-earning assets	$97,655,936	$203,261	0.84%	$101,155,158	$257,389	1.03%

Funded By:
Consolidated obligations-bonds	$62,678,553	$99,766	0.64	$72,417,536	$114,277	0.64
Consolidated obligations-discount notes	23,937,611	10,195	0.17	17,764,760	7,816	0.18
Interest-bearing deposits and other borrowings	3,100,972	261	0.03	2,424,583	479	0.08
Mandatorily redeemable capital stock	49,479	761	6.19	59,197	744	5.10

Total interest-bearing liabilities	89,766,615	110,983	0.50%	92,666,076	123,316	0.54%

Capital and other non-interest- bearing funds	7,889,321	—		8,489,082	—

Total Funding	$97,655,936	$110,983		$101,155,158	$123,316

Net Interest Income/Spread		$92,278	0.34%		$134,073	0.49%

Net Interest Margin
(Net interest income/Earning Assets)			0.38%			0.54%

(a) Reported yields with respect to advances and consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items.  When we issue fixed-rate debt and hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond.  Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed, receive-variable interest rate derivative that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates.  Average balance sheet information is presented, as it is more representative of activity throughout the periods presented.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.  Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.  Yields and rates are annualized.

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

Table 1.10:           Rate and Volume Analysis

	For the three months ended
	March 31, 2012 vs. March 31, 2011
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(16,055)	$(34,246)	$(50,301)
Interest bearing deposits and others	84	(393)	(309)
Federal funds sold and other overnight funds	894	(1,080)	(186)
Investments	9,277	(12,951)	(3,674)
Mortgage loans and other loans	1,922	(1,580)	342

Total interest income	(3,878)	(50,250)	(54,128)

Interest Expense
Consolidated obligations-bonds	(15,493)	982	(14,511)
Consolidated obligations-discount notes	2,636	(257)	2,379
Deposits and borrowings	108	(326)	(218)
Mandatorily redeemable capital stock	(133)	150	17

Total interest expense	(12,882)	549	(12,333)

Changes in Net Interest Income	$9,004	$(50,799)	$(41,795)

Analysis of Non-Interest Income (Loss)

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:           Other Income (loss)

	Three months ended March 31,
	2012	2011

Other income (loss):
Service fees and other (a)	$2,101	$1,256
Instruments held at fair value - Unrealized gains (losses) (b)	7,198	740

Total OTTI losses	(295)	—
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive income (loss)	(263)	(370)
Net impairment losses recognized in earnings (c)	(558)	(370)

Net realized and unrealized gains on derivatives and hedging activities (d)	53,103	64,570
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	256	—
Losses from extinguishment of debt and other (e)	(14,959)	(51,893)
Total other income	$47,141	$14,303

(a) Service fees and other — Service fees are derived primarily from providing correspondent banking services to members. The category Other includes fees earned on standby letters of credit. The increase in the current quarter was primarily due to increase in volume of issuance of financial letters of credits.

(b) Instruments held at fair value under the Fair Value Option — Par amounts of $12.5 billion of short and medium-term consolidated obligation bonds and discount notes were designated under the FVO at March 31, 2012, compared to $13.3 billion at March 31, 2011. Consolidated obligation debt designated under the FVO reported fair value gains of $7.2 million in the first quarter of 2012 compared with a small gain of $0.7 million in the 2011 period. With rising market yields of similar FHLBank debt structure at March 31, 2011, debt prices declined, fair value liabilities declined, resulting in unrealized fair value gains at March 31, 2012.

(c) Net impairment losses recognized in earnings on held-to-maturity securities — Credit-related OTTI has declined period over period, and has for some years. Our cash flow analyses at each quarter has identified very modest deterioration in the performance parameters of certain previously impaired private-label MBS (“PLMBS”). When cash flow analysis identifies credit losses that exceed fair value, our policy is to cap the loss to a floor equal to its amortized cost. The amount that was capped was $0.4 million in the current quarter and de minimis in previous periods.

(d) Earnings impact of derivatives and hedging activities — We may designate a derivative as either a hedge of (1) the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge); (2) a forecasted transaction; or (3) the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). We may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards. Key fair value changes of derivatives and hedging activities in first quarter of 2012 and 2011 were (also see Table 1.12, and Note 15 — Derivatives and Hedging activities):

•      Derivative and hedging gains benefitted in the current year quarter by $28.9 million due to amortization of fair values of modified interest rate swaps to offset the amortization of fair value basis of modified hedged advances. Subsequent to the first quarter of 2011, $4.6 billion of advances and associated interest rate swaps were modified. Cumulatively, $5.2 billion of advances have been modified as of March 31, 2012. Fair value bases were computed on the modification dates for both the advance and the associated interest rate swaps to be amortized to zero over the life of the modified advances on a level-yield basis. Because $4.6 billion were modified subsequent to the first quarter of 2011, the comparable amortization in the first quarter of 2011 was only $1.9 million. The fair values of the swaps had been in unrealized liability positions at the modification dates. Fair value basis of modified advances had been in unrealized gain positions. As a result, amortization gains recorded as Derivative and hedging gains were entirely offset by amortization losses recorded in Interest income from advances so that Net income was not impacted.

•      Qualifying fair value hedges in the first quarter of 2012 reported favorable changes of $3.6 million, representing ineffectiveness between changes in the fair values of derivatives and the hedged advances and debt. The comparable ineffectiveness in the 2011 period was a gain of $56.2 million.

•      Interest rate swaps that were economic hedges of debt were typically structured to pay 3-month LIBOR cash flows to swap dealers, and to receive federal funds indexed cash flows, 1-month LIBOR cash flows, or fixed-rate cash flows. Fair value changes were favorable, contributing $19.0 million in gains in the current quarter in 2012, compared to insignificant amounts of losses in the same period in 2011. The rise and fall of the 3-month LIBOR relative to the federal funds rate or the 1-month LIBOR are determining factors of recorded gains and losses, as is the volume of derivatives designated as standalone. At March 31, 2012, the 1-year basis spread between the 3-month LIBOR and the Fed fund index declined to 34.5 basis points from 55.6 basis points at December 31, 2011, and projected obligations to pay swap dealers on the fed fund basis swaps declined, fair values of the swap benefited, and gains were recorded. The basis between 3-month LIBOR and 1-month LIBOR declined at March 31, 2012, relative to December 31, 2011 and because our 3-month versus 1-month basis swaps are designed to pay 3-month LIBOR and receive 1-month LIBOR, a decline in basis benefitted the fair values of the swaps, resulting in unrealized fair value gains.

•      Fair values of $1.9 billion of interest rate caps purchased primarily to hedge capped LIBOR indexed floating-rate MBS declined only slightly at March 31, 2012 from December 31, 2011, and a small loss of $0.6 million was recorded. Although the forward swap curve steepened upward a little at March 31, 2012, relative to December 31, 2011, cap volatilities were slightly lower, and the caps were valued at $14.4 million at March 31, 2012, a little lower than $14.9 million at December 31, 2011. If held to maturity, cap values will decline to zero in 2018.

•      Pay floating rate (primarily 3-month LIBOR) receive fix-rate interest rate swaps in economic hedges of short and intermediate-term consolidated obligation bonds and discount notes, designated under the FVO benefited, from declining LIBOR at March 31, 2012, relative to December 31, 2011. Fair value gains of $7.5 million were recorded in the current quarter, compared to a fair value losses of $3.5 million in the same quarter in 2011. For more information about interest expense or income generated from interest rate swaps that hedged FVO debt, see Note 15.

(e) Losses from extinguishment of debt — We buy back or retire our own debt principally to reduce future debt costs. When assets are prepaid ahead of their expected or contractual maturities, we also attempt to extinguish debt in order to realign asset liability cash flow patterns. Debt retirement and transfers in a declining interest rate environment typically requires a payment of a premium resulting in a loss. See Tables 1.14 and 1.15 for more information.

Earnings Impact of Derivatives and Hedging Activities — 2012 first quarter compared to 2011 first quarter

The following tables summarize the impact of hedging activities on earnings (in thousands):

Table 1.12:           Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended March 31, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(338,919)	$(43)	$84,456	$(5,337)	$—	$—	$(259,843)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	31,309	—	2,167	(963)	—	—	32,513
Gains (losses) on cash flow hedges	—	—	(2)	—	—	—	(2)
Net gains (losses) derivatives-FVO	—	—	5,503	112	—	—	5,615
Gains (losses)-economic hedges	(250)	235	15,489	77	(576)	2	14,977

Net realized and unrealized (losses) gains on derivatives and hedging activities	31,059	235	23,157	(774)	(576)	2	53,103

Total earnings impact	$(307,860)	$192	$107,613	$(6,111)	$(576)	$2	$(206,740)

	Three months ended March 31, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(440,823)	$24	$134,999	$—	$—	$—	$(305,800)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	56,337	—	1,797	—	—	—	58,134
Net gains (losses) derivatives-FVO	—	—	6,604	95	—	—	6,699
Gains (losses)-economic hedges	62	169	3,095	—	(3,589)	—	(263)
Net realized and unrealized (losses) gains on derivatives and hedging activities	56,399	169	11,496	95	(3,589)	—	64,570

Total earnings impact	$(384,424)	$193	$146,495	$95	$(3,589)	$—	$(241,230)

Cash Flow Hedges

No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report.  Ineffectiveness from hedges designated as cash flow hedges was not significant in any periods reported in this Form 10-Q.  Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in the interest element of the cash flows related to the forecasted issuance of the consolidated obligation bonds or the 91-day discount notes in the rollover-program.  At March 31, 2012, the fair values of interest rate swaps designated in the cash flow strategy to hedge long-term issuance of consolidated obligation discount in the rollover-program were in an unrealized loss position of $80.6 million, which was recorded in the balance sheet as derivative liability, and an offset recorded in AOCI as an unrealized loss.  In addition, closed cash flow hedges of anticipatory issuance of consolidated obligation bonds, less amounts amortized, were also recorded to AOCI and that amount was $13.9 million at March 31, 2012.  See Table 1.13 below for changes in AOCI through March 31, 2012.

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we execute interest rate swaps on the anticipated issuance of debt to lock in a spread between the earning asset and the cost of funding.  The hedges are accounted under cash flow hedging rules and the effective portion of changes in the fair values of the swaps is recorded in AOCI.  The ineffective portion is recorded through net income.  The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.  At March 31, 2012, we had no open contracts to hedge the anticipated issuances of debt.  Over the next 12 months, it is expected that $3.5 million of net losses recorded in AOCI will be recognized as an interest expense.

Hedges of discount note issuances — We have executed long-term pay-fixed, receive 3-month LIBOR-indexed interest rate swaps that are designated as cash flow hedges of a rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap.  The objective of the hedge is to offset the variability of cash flows attributable to changes in benchmark interest rate (3-month LIBOR), due to the rollover of the fixed-rate 91-day discount notes issued in parallel with the cash flow payments of the swap every 91 days through the maturity of the swap.  The maximum period of time that we hedged exposure to the variability in future cash flows in this program is up to 10 years.

Derivative gains and losses reclassified from AOCI (a) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.13:                 Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended March 31,
	2012	2011
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(111,985)	$(15,196)
Net hedging transactions	16,502	2,690
Reclassified into earnings	1,002	1,038

End of period	$(94,481)	$(11,468)

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

The following tables summarize such activities (in thousands):

Table 1.14:                 Gains (Losses) on Sale and Extinguishment of Financial Instruments

	Three months ended March 31,
	2012	2011

Gains-Sales of investment securities	$256	$—

Losses-Extinguishment and/or transfer of debt	$(14,778)	$(51,741)

Table 1.15:                 Debt Extinguishment and Sale of Investment Securities

	Three months ended March 31,
	2012		2011
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds (a)	$126,794	$(14,778)	$327,345	$(34,409)
Transfer of CO Bonds to Other FHLBanks (a)	$—	$—	$150,049	$(17,332)

(a) We retire debt principally to reduce future debt costs when the associated advances are either prepaid or early terminated, and, less frequently, from prepayments of commercial mortgage-backed securities.  When assets are prepaid ahead of their expected or contractual maturities, we also attempt to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns.  Bond retirement typically requires a payment of a premium resulting in a loss.  We typically receive prepayment fees when assets are prepaid, making us economically whole.  From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis may be asked by the issuer of a security which we have classified as held-to-maturity to redeem the investment security.  There were insignificant gains from such redemptions in the first quarter of 2012.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2012 first quarter compared to 2011 first quarter

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.16:                 Operating Expenses, and Compensation and benefits

	Three months ended March 31,
	2012	Percentage of Total	2011	Percentage of Total

Temporary workers	$7	0.09%	$47	0.62%
Occupancy	1,042	14.08	1,113	14.78
Depreciation and leasehold amortization	1,143	15.45	1,399	18.58
Computer service agreements and contractual services	2,774	37.49	2,575	34.20
Professional and legal fees	702	9.49	798	10.60
Other (a)	1,731	23.40	1,598	21.22
Total operating expenses (b)	$7,399	100.00%	$7,530	100.00%

Salaries	$7,986	56.12%	$7,559	19.39%
Employee benefits	6,244	43.88	31,422	80.61
Total Compensation and Benefits (c)	$14,230	100.00%	$38,981	100.00%

Finance Agency and Office of Finance (d)	$3,617		$3,397

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

(c) Compensation and benefits were higher in the first quarter of 2011 because of a one-time payment of $24.0 million to our Defined benefit pension plan to restore its funding status.

(d) We were also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The 12 FHLBanks and two other GSEs share the entire cost of the Finance Agency and these expenses have also increased.

Assessments

Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”) and until June 30, 2011 to satisfy its REFCORP obligations.  For more information, see “Affordable Housing Program and Other Mission Related Programs” and “Assessments” under ITEM 1 BUSINESS in this Form 10-Q.

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

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                        Affordable Housing Program Liabilities

	Three months ended March 31,
	2012	2011

Beginning balance	$127,454	$138,365
Additions from current period’s assessments	11,407	7,969
Net disbursements for grants and programs	(8,232)	(11,203)

Ending balance	$130,629	$135,131

Subsequent to June 30, 2011, AHP is 10% of net income after adding back interest expense on mandatorily redeemable stock.  Prior to June 30, 2011, AHP was 10% of net income after deducting REFCORP assessments, and adding back interest expense on mandatorily redeemable capital stock

REFCORP — The REFCORP obligation was satisfied in June 2011, and no further payments are necessary.

The following table provides roll-forward information with respect to changes in REFCORP liabilities (in thousands):

Table 2.2:                        REFCORP

	Three months ended March 31,
	2012	2011

Beginning balance	$—	$21,617
Additions from current period assessments	—	17,745
Net disbursements to REFCORP	—	(20,627)
Ending balance	$—	$18,735

Financial Condition (dollars in thousands):

Table 3.1:                        Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	March 31, 2012	December 31, 2011	dollar amount	percentage
Assets
Cash and due from banks	$395,070	$10,877,790	$(10,482,720)	(96.37)%
Federal funds sold	7,575,000	970,000	6,605,000	NM
Available-for-sale securities	2,949,078	3,142,636	(193,558)	(6.16)
Held-to-maturity securities
Long-term securities	10,925,762	10,123,805	801,957	7.92
Advances	72,092,870	70,863,777	1,229,093	1.73
Mortgage loans held-for-portfolio	1,482,217	1,408,460	73,757	5.24
Derivative assets	39,853	25,131	14,722	58.58
Other assets	244,242	250,741	(6,499)	(2.59)

Total assets	$95,704,092	$97,662,340	$(1,958,248)	(2.01)%

Liabilities
Deposits
Interest-bearing demand	$3,455,860	$2,066,598	$1,389,262	67.22%
Non-interest bearing demand	14,583	12,450	2,133	17.13
Term	29,000	22,000	7,000	31.82

Total deposits	3,499,443	2,101,048	1,398,395	66.56

Consolidated obligations
Bonds	61,530,275	67,440,522	(5,910,247)	(8.76)
Discount notes	24,513,901	22,123,325	2,390,576	10.81
Total consolidated obligations	86,044,176	89,563,847	(3,519,671)	(3.93)

Mandatorily redeemable capital stock	42,960	54,827	(11,867)	(21.64)

Derivative liabilities	386,442	486,166	(99,724)	(20.51)
Other liabilities	528,248	410,041	118,207	28.83

Total liabilities	90,501,269	92,615,929	(2,114,660)	(2.28)

Capital	5,202,823	5,046,411	156,412	3.10

Total liabilities and capital	$95,704,092	$97,662,340	$(1,958,248)	(2.01)%

Balance sheet overview March 31, 2012 compared to December 31, 2011

Our mission is to support the liquidity needs of our members.  To meet this mission, our balance sheet strategy is to keep our balance sheet in line with the rise and fall of amounts borrowed by members in the form of advances.  Total assets were $95.7 billion at March 31, 2012, compared to $97.7 billion at December 31, 2011.  Principal amounts of Advances to members increased to $68.4 billion, compared to $67.0 billion at December 31, 2011. Amounts borrowed averaged $65.9 billion in the first quarter of 2012.  Aside from advances, our primary earning assets were investment portfolios, comprising mainly of GSE-issued mortgage-backed securities (“MBS”).  We also hold small portfolios of private-label MBS, bonds issued by state and local government housing agencies, and MPF loans.

Advances — Our balance sheet management strategy has been to keep balance sheet growth or decline in line with the changes in member demand for advances.

Table 3.2:                        Advance Graph

Investments — Our investment strategies were limited to investments in mortgage-backed securities (“MBS”) issued by GSEs and U.S. government agencies.  Acquisitions even in such securities were made only when they met our risk-reward preferences.

Market pricing of our GSE-issued MBS was substantially in net unrealized fair value gain positions.  Our investments in GSE-issued MBS are primarily in floating-rate securities indexed to LIBOR.  Certain floating-rate MBS are capped.  The rating downgrade in 2011 of the U.S. and government-related organizations, including Fannie Mae and Freddie Mac, could alter the perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, and securities issued by the institutions could also be correspondingly affected by such a downgrade.  Instruments of this nature are key assets on our balance sheet, and credit downgrades may also adversely affect the market value of such instruments.

Fair values of the private-label MBS (“PLMBS”) have also been stable, and unrealized losses have declined at March 31, 2012, compared to December 31, 2011.  All PLMBS are held-to-maturity investments, and their fair values are not recorded on the balance sheet on a recurring basis.  We consider our PLMBS as Level 3 investments because the market for the securities remains depressed and the future is uncertain.  For more information about fair values of AFS and HTM securities, see Note 16 - Fair Values of Financial Instruments.

Leverage — At March 31, 2012, balance sheet leverage was 18.4 times shareholders’ equity, compared to 19.4 times at December 31, 2011.  Our balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time we may maintain excess liquidity in highly liquid investments or cash balances at the FRB to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged.  Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Debt — Our primary source of funds continued to be the issuance of consolidated obligation bonds and discount notes.  Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer.

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are dependent to a degree on our credit ratings from the major ratings organizations.  In 2011, S&P lowered the long-term rating of the senior unsecured debt issues of the Federal Home Loan Bank System to “AA+” from “AAA,” and also revised the rating outlook of the debt to negative.  A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years.  Although the FHLBank debt performance has withstood the impact of the rating downgrade, and investor preference for the high quality of our debt has in fact grown stronger, we cannot say with certainty the long-term impact of such actions on our liquidity position, which could be adversely affected by many causes both internal and external to our business.  For more information, see Business Outlook in the MD&A in this report.

Liquidity and Short-term Debt — The following table summarizes our short-term debt (in thousands).  Also see Tables 10.1 — 10.6 for additional information.

Table 3.3:                        Short—term Debt

	March 31, 2012	December 31, 2011

Consolidated obligations-discount notes (a)	$24,513,901	$22,123,325
Consolidated obligations-bonds with original maturities of one year or less (b)	$11,900,000	$15,125,000

(a) Outstanding at end of the period - carrying value

(b) Outstanding at end of the period - par value

Our liquid assets included cash at the FRB, Federal funds sold, and a portfolio of highly-rated GSE securities that are available-for-sale.  Our GSE status enables the FHLBanks to fund our consolidated obligation debt at tight margins to U.S. Treasury.  These are discussed in more detail under “Debt Financing and Consolidated Obligations” in this MD&A.  Our liquidity position remains strong and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also have other liquidity measures in place — Deposit Liquidity and Operational Liquidity, both of which indicated that our liquidity buffers were in excess of required reserves.  For more information about our liquidity measures, please see section “Liquidity, Cash Flows, Short-term Borrowings and Short-term Debt” in this MD&A.

Advances

Our primary business is making collateralized loans to members, referred as advances.  Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding.  This demand is driven by economic factors such as availability of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy.  Members may choose to prepay advances (which may generate prepayment penalty fees) based on their expectations of interest rate changes and demand for liquidity.  Advance volume is also influenced by merger activity, where members are either acquired by non-members or acquired by members of another FHLBank.  When our members are acquired by members of another FHLBank or by non-members, these former members no longer qualify for membership and we may not offer renewals or additional advances to the former members.  Subsequent to the merger, maturing advances will not be replaced, which has an immediate impact on short-term and overnight lending if the former member borrowed short-term and overnight advances.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:                        Advances by Product Type

	March 31, 2012		December 31, 2011
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$6,405,300	9.36%	$6,270,500	9.36%
Fixed Rate Advances	52,019,504	76.03	53,561,735	79.96
Short-Term Advances	7,074,820	10.34	4,202,360	6.27
Mortgage Matched Advances	441,044	0.64	438,033	0.65
Overnight & Line of Credit (OLOC) Advances	1,374,122	2.01	1,480,075	2.21
All other categories	1,108,584	1.62	1,036,199	1.55

Total par value	68,423,374	100.00%	66,988,902	100.00%

Discount on AHP Advances	(9)		(15)
Hedging adjustments	3,669,505		3,874,890

Total	$72,092,870		$70,863,777

Member demand for advance products

Majority of members are staying short with their borrowing preference primarily because of interest-rate uncertainties.  Other members appear to be taking advantage of prevailing low interest rates and borrowing advances with longer maturities.  A large member borrowed short-term advances in the first quarter of 2012, which drove advance balances higher.  We expect most of the increase to roll-off at maturity in the second quarter of 2012.

Adjustable Rate Advances (“ARC Advances”) — Demand for ARC advances have remained relatively stable, with members renewing maturing advances.  Balances grew slightly at March 31, 2012, relative to December 31, 2011.  Generally, our larger members have been the more significant borrowers of ARCs.

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

Member demand for fixed-rate advances had been soft in the prior year, and borrowings have further declined in the first quarter of 2012.  On aggregate, when maturing and prepaid fixed-rate advances have been replaced, members have borrowed short- and medium-term advances, as members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs.  Terms vary from two days to 30 years.  A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature that we have purchased from the member, driving down the coupon on the advance.  The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term-advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances declined to $17.9 billion at March 31, 2012, compared to $18.3 billion at December 31, 2011.

Short-term Advances — Borrowings increased mainly because one large member’s borrowing activity in the first quarter of 2012, which we expect to be paid down at maturity in the second quarter of 2012.  Other members replaced maturing fixed-rate with short-term advances to take advantage of the current low coupons.

Overnight advances — Overnight borrowings remained slightly lower at March 31, 2012, compared to December 31, 2011.  Member demand for the overnight Advances reflects the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

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

The following table summarizes merger activity (dollars in thousands):

Table 4.2:                  Merger Activity

	March 31, 2012	December 31, 2011

Number of Non-Members (a)	1	3

Non-Member Advances outstanding (a)	$—	$—

Total number of Non-Members at period end	8	8

Total Advances outstanding to Non-Members at period end.	$447,406	$710,430

(a) Members who became Non-Members because of mergers and voluntary/involuntary terminations within the periods then ended.

Prepayment of Advances

Prepayment initiated by members or former members is another important factor that impacts advances.  We charge a prepayment fee when the member or a former member prepays certain advances before the original maturity.

The following table summarizes prepayment activity (in thousands):

Table 4.3:                  Prepayment Activity

	Three months ended March 31,
	2012	2011

Advances pre-paid at par	$195,185	$7,107,367

Prepayment fees (a)	$973	$42,743

(a) Amount represents fees received from members minus the fair value basis of hedged advances at the modification dates.  For advances that are prepaid and hedged under hedge accounting rules, we generally terminate the hedging relationship upon prepayment and adjust the prepayment fees received for the associated fair value basis of the hedged prepaid advance.

Advance modifications

At members request we may modify advances if the modified terms are considered minor and qualify as a modification under applicable accounting provisions for loan modification.  See Significant Accounting Policies and Estimates in Note 1 in our most recent Form 10-K filed on March 23, 2012 for a more complete discussion of the provisions that guide loan modifications.  In the first quarter of 2012, we modified $100.0 million of par amounts of advances, compared to $55.0 million in same quarter in 2011.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.4:                  Advances by Interest-Rate Payment Terms

	March 31, 2012		December 31, 2011
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$62,018,074	90.64%	$60,718,402	90.64%
Variable-rate (b)	6,397,300	9.35	6,262,500	9.35
Variable-rate capped (c)	8,000	0.01	8,000	0.01

Total par value	68,423,374	100.00%	66,988,902	100.00%

Discount on AHP Advances	(9)		(15)
Hedging basis adjustments	3,669,505		3,874,890

Total	$72,092,870		$70,863,777

(a) Fixed-rate borrowings remained popular with members, and outstanding amounts increased for short-term, fixed-rate advances.  .

(b) Variable-rate advances outstanding remained almost unchanged.  Member demand for adjustable-rate LIBOR-based funding has been weak despite the low prevailing rates, as members may perceive the risk of borrowing in an unsettled interest rate environment and a steepening yield curve, a combination of events that make variable-rate borrowing relatively unattractive from an interest-rate risk management perspective.

(c) Typically, capped ARCs are in demand by members in a rising rate environment, as members would purchase cap options to limit their interest rate exposure.  With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes variable-rate advances by reference-index type (in thousands):

Table 4.5:                  Variable-Rate Advances

	March 31, 2012	December 31, 2011

LIBOR indexed (a)	$6,405,300	$6,270,500

(a) LIBOR indexed advances are typically ARC advances and the larger members have increased their borrowings slightly in 2012.

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):

Table 4.6:                  Advances by Maturity and Yield Type

	March 31, 2012		December 31, 2011
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$20,033,014	29.28%	$17,949,321	26.79%
Due after one year	41,985,060	61.36	42,769,081	63.85

Total Fixed-rate	62,018,074	90.64	60,718,402	90.64

Variable-rate
Due in one year or less	2,598,500	3.80	2,468,500	3.68
Due after one year	3,806,800	5.56	3,802,000	5.68

Total Variable-rate	6,405,300	9.36	6,270,500	9.36
Total par value	68,423,374	100.00%	66,988,902	100.00%
Discount on AHP Advances	(9)		(15)
Hedging adjustments	3,669,505		3,874,890
Total	$72,092,870		$70,863,777

Impact of Derivatives and hedging activities to the balance sheet carrying values of Advances

Advance book values included fair value basis adjustments (“hedging adjustments”) for those advances recorded under hedge accounting provisions.  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction.

We hedge certain advances using both cancellable and non-cancellable interest rate swaps.  These qualify as fair value hedges under the derivatives and hedge accounting rules.  We hedge the risk of changes in the benchmark rate, which we have adopted as LIBOR.  The benchmark rate is also the discounting basis for computing changes in fair values of hedged advances.  Recorded fair value basis adjustments to advances in the Statements of Condition were a result of these hedging activities.  In addition, when putable advances are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the advance.  The impact of derivatives on our income is discussed in this MD&A under “Results of Operations.”  Fair value basis adjustments, as measured under the hedging rules, are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates.

Hedge volume — We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedging accounting provisions when they qualify under those standards, and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.7:                  Hedged Advances by Type

Par Amount	March 31, 2012	December 31, 2011
Qualifying Hedges
Fixed-rate bullets	$31,223,855	$32,733,909
Fixed-rate putable (a)	16,980,412	17,439,412
Fixed-rate callable	170,000	325,000
Total Qualifying Hedges	$48,374,267	$50,498,321
Aggregate par amount of advances hedged (b)	$48,496,763	$50,617,650
Fair value basis (Qualifying hedging adjustments)	$3,669,505	$3,874,890

(a) Members have generally not replaced maturing putable advances, and outstanding balances have decline and since almost all advances with put or call features are hedged, the decline in hedged advances was consistent with the contraction of fixed-rate putable advances.  With a putable advance, we purchase the put option in the advance from the borrowing member.  This put option mirrors the cancellable swap option owned by the swap counterparty.  Under the terms of the put option, we have the right to terminate the advance at agreed-upon dates.  The period until the option is exercisable is known as the lockout period.  If the advance is put at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then-prevailing market rates and at the then-existing terms and conditions.

(b) Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship.  (See Tables 9.1 — 9.7).  No advances were designated under the FVO.  We typically hedge fixed-rate advances in order to convert fixed-rate cash flows to LIBOR-indexed cash flows with interest rate swaps.

Fair value basis adjustments — Fair value gains at March 31, 2012 and December 31, 2011 were consistent with the higher contractual coupons of hedged long- and medium-term fixed-rate advance balances at those dates.  These advances had been issued in prior years at the then-prevailing higher interest rate environment compared to the lower interest rate environment at the balance sheet dates.  In a lower interest rate environment, fixed-rate advances will exhibit net unrealized fair value basis gains.  The decrease in net fair value basis of hedged advances between March 31, 2012 and December 31, 2011 was not significant.  Decline in outstanding hedged advances resulted in a decline in fair value basis (volume effect).  The forward swap curve rose slightly higher, even as yields in the very short-end of the curve declined at March 31, 2012 relative to December 31, 2011, causing fair values of intermediate and long-term advances to decline and fair values of shorter-term advances to gain in value (interest rate effect).

The following graph compares the swap curves at March 31, 2012 and December 31, 2011:

Table 4.8:                  LIBOR Swap Curve - Graph

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

Advances — Call Dates and Exercise Options

The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that we control.  Put dates are organized by date of first put (dollars in thousands):

Table 4.9:                  Advances by Put Date/Call Date (a)

	March 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Overdrawn demand deposit accounts	$—	—%	$—	—%
Due or putable\callable in one year or less (b)	38,857,926	56.79	36,896,233	55.07
Due or putable after one year through two years	7,164,004	10.47	6,689,684	9.99
Due or putable after two years through three years	5,684,523	8.30	6,540,378	9.76
Due or putable after three years through four years	6,490,753	9.49	5,906,310	8.82
Due or putable after four years through five years	6,101,635	8.92	7,432,042	11.09
Due or putable after five years through six years	1,783,685	2.61	1,524,143	2.28
Thereafter	2,340,848	3.42	2,000,112	2.99

Total par value	68,423,374	100.00%	66,988,902	100.00%

Discount on AHP advances	(9)		(15)
Hedging adjustments	3,669,505		3,874,890

Total	$72,092,870		$70,863,777

(a) Contrasting advances by contractual maturity dates (See Tables 4.1 — 4.10) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  Advances borrowed by members include a significant amount of putable advances in which we have purchased from members the option to terminate advances at agreed-upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates.  When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.  This is best illustrated by the fact that on a contractual maturity basis, 21.4% of advances would mature after five years, while on a put basis, the percentage declined to 6.0% at March 31, 2012.

(b) Includes $170.0 million par amounts of callable advances at March 31, 2012.  Members have purchased the option to terminate advances.

The following table summarizes notional amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (in thousands):

Table 4.10:           Putable and Callable Advances

	March 31, 2012 (a)	December 31, 2011 (a)
Putable	$17,886,912	$18,324,162
No-longer putable	$2,271,500	$2,217,500
Callable	$170,000	$325,000

(a) Par value

Member borrowings have been weak for putable advances, which are typically medium- and long-term. Maturing advances with put features have been replaced by plain vanilla advances.

Investments

We maintain investments for our liquidity purposes, including to fund stock repurchases and redemptions, provide additional earnings, and ensure the availability of funds to meet the credit needs of our members.  We also maintain longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored mortgage agencies (“GSEs”), a smaller portfolio of MBS issued by private enterprises and securities issued by state or local housing finance agencies.

Investments — Policies and Practices

The Finance Agency issued a final rule, effective June 20, 2011, that incorporates the existing 300 percent of capital and other policy limitations on the FHLBanks’ purchase of mortgage-backed securities and their use of derivatives. In addition, the rule clarifies that an FHLBank is not required to divest securities solely to bring the level of its holdings into compliance with the 300 percent limit, provided that the original purchase of the securities complied with the limits.

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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments).  No securities classified as available-for-sale were OTTI (dollars in thousands):

Table 5.1:                  Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2012	2011	Variance	Variance

State and local housing finance agency obligations (a)	$761,705	$779,911	$(18,206)	(2.33)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,939,272	3,133,469	(194,197)	(6.20)
Held-to-maturity securities, at carrying value	10,164,057	9,343,894	820,163	8.78
Total securities	13,865,034	13,257,274	607,760	4.58

Grantor trust (b)	9,806	9,167	639	6.97
Federal funds sold	7,575,000	970,000	6,605,000	NM

Total investments	$21,449,840	$14,236,441	$7,213,399	50.67%

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

Long-Term Investments

Investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies.  These investments were classified either as “Held-to-maturity” or as “Available-for-sale.”  We own a grantor trust to fund current and potential future payments to retirees for supplemental pension plan obligations.  The trust is classified as available-for-sale and is invested in fixed-income and equity funds.

Mortgage-Backed Securities — By Issuer

Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):

Table 5.2:                  Held-to-Maturity Mortgage-Backed Securities — By Issuer

	March 31,	Percentage	December 31,	Percentage
	2012	of Total	2011	of Total

U.S. government sponsored enterprise residential mortgage-backed securities	$6,725,367	66.17%	$6,473,587	69.28%
U.S. agency residential mortgage-backed securities	83,976	0.83	89,586	0.96
U.S. government sponsored enterprise commercial mortgage-backed securities	2,709,732	26.66	2,093,447	22.40
U.S. agency commercial mortgage-backed securities	33,738	0.33	34,447	0.37
Private-label issued securities backed by home equity loans	302,342	2.97	313,849	3.36
Private-label issued residential mortgage-backed securities	160,224	1.58	185,097	1.98
Private-label issued securities backed by manufactured housing loans	148,678	1.46	153,881	1.65
Total Held-to-maturity securities-mortgage-backed securities	$10,164,057	100.00%	$9,343,894	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — Our conservative purchasing practices over the years are evidenced by the high concentration of MBS issued by the GSEs, which aggregated 94.0% and 93.0% of total investments in MBS at March 31, 2012 and December 31, 2011.  Privately issued mortgage-backed securities made up the remaining 6.0% and 7.0% at those dates.

Local and housing finance agency bonds — We have investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity.  Investments in state and local housing finance bonds help to fund mortgages that finance low- and moderate-income housing.  We made no purchases in the current quarter.  Pay-downs and maturities aggregated $18.5 million, resulting in principal amounts to decline to $761.7 million at March 31, 2012.

Available-for-sale securities — Any investment we might sell before maturity is classified as available-for-sale (“AFS”).  We carry such investments at fair value.  Fair value changes are recorded in AOCI until the security is sold or is anticipated to be sold.  The composition of FHLBNY’s available-for-sale securities was as follows (dollars in thousands):

Table 5.3:                  Available-for-Sale Securities Composition

	March 31,	Percentage	December 31,	Percentage
	2012	of Total	2011	of Total

Fannie Mae	$1,823,587	62.05%	$1,942,230	61.99%
Freddie Mac	1,052,978	35.82	1,125,609	35.92
Ginnie Mae	62,707	2.13	65,630	2.09
Total AFS mortgage-backed securities	2,939,272	100.00%	3,133,469	100.00%
Grantor Trust - Mutual funds	9,806		9,167
Total AFS portfolio	$2,949,078		$3,142,636

All of the mortgage-backed securities in the AFS portfolio were issued by Fannie Mae, Freddie Mac or a U.S. agency.  Funds in the grantor trust are invested in fixed-income and equity registered mutual funds.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.4:                  External Rating of the Held-to-Maturity Portfolio

	March 31, 2012
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Long-term securities Mortgage-backed securities	$89,122	$9,781,888	$74,256	$65,322	$153,469	$10,164,057
State and local housing finance agency obligations	65,000	650,075	—	46,630	—	761,705

Total Long-term securities	$154,122	$10,431,963	$74,256	$111,952	$153,469	$10,925,762

	December 31, 2011
					Below Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Long-term securities Mortgage-backed securities	$100,639	$8,933,445	$70,925	$76,205	$162,680	$9,343,894
State and local housing finance agency obligations	69,741	663,540	—	46,630	—	779,911

Total Long-term securities	$170,380	$9,596,985	$70,925	$122,835	$162,680	$10,123,805

(a) Certain PLMBS are rated triple-A by S&P and Moody’s.

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

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.5:                  External Rating of the Available-for-Sale Portfolio

	March 31, 2012
	AAA-rated	AA-rated (a)	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$—	$2,939,272	$—	$—	$—	$2,939,272
Other - Grantor trust	—	—	—	—	9,806	9,806

Total Available-for-sale securities	$—	$2,939,272	$—	$—	$9,806	$2,949,078

	December 31, 2011
	AAA-rated	AA-rated (a)	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$—	$3,133,469	$—	$—	$—	$3,133,469
Other - Grantor trust	—	—	—	—	9,167	9,167

Total Available-for-sale securities	$—	$3,133,469	$—	$—	$9,167	$3,142,636

(a) All MBS are GSE/Agency issued securities and the ratings are based on issuer credit ratings.  Fannie Mae, Freddie Mac and U.S. Agency issued securities MBS are rated double-A (Based on S&P’s rating of AA+/Negative for the GSEs and Double-A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.6:                  Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2012		December 31, 2011
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$—	—%	$—	—%
Due after one year through five years	76,213	1.71	972	6.25
Due after five years through ten years	3,430,371	3.39	2,886,147	3.67
Due after ten years	9,653,783	1.78	9,649,520	1.94

Total mortgage-backed securities	$13,160,367	2.20%	$12,536,639	2.34%

Adverse Case Scenario

We evaluated our OTTI private-label MBS under a base case (or best estimate) scenario, and also performed a cash flow analysis for each of those securities under assumptions that forecasted a larger home price decline and a slower rate of housing price recovery.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  In instances where forecasted credit OTTI would exceed fair values, we have limited the recognition of credit OTTI in the base case and the adverse case to the bond’s amortized cost.  Amount capped was $0.4 million.

The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates in this report (in thousands):

Table 5.7:                  Base and Adverse Case Stress Scenarios (a)

	As of March 31, 2012
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
HEL Subprime	$23,295	$(558)	$23,295	$(580)
Total Securities	$23,295	$(558)	$23,295	$(580)

	As of December 31, 2011
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
RMBS Prime	$14,917	$60	$14,917	$845
HEL Subprime	23,326	3,963	23,326	4,664
Total Securities	$38,243	$4,023	$38,243	$5,509

	As of March 31, 2011
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
HEL Subprime	$30,869	$(370)	$30,869	$(390)
Total	$30,869	$(370)	$30,869	$(390)

(a) Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.

(b) Credit OTTI recognized at the OTTI determination date as above.

Non-Agency Private label mortgage — and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.8:                  Non-Agency Private Label Mortgage — and Asset-Backed Securities

	March 31, 2012			December 31, 2011
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$152,834	$3,574	$156,408	$177,687	$3,621	$181,308
Alt-A	4,622	2,823	7,445	4,794	2,931	7,725
Total PL RMBS	157,456	6,397	163,853	182,481	6,552	189,033

Home Equity Loans
Subprime	341,672	66,900	408,572	352,836	69,283	422,119
Total Home Equity Loans	341,672	66,900	408,572	352,836	69,283	422,119

Manufactured Housing Loans
Subprime	148,694	—	148,694	153,898	—	153,898
Total Manufactured Housing Loans	148,694	—	148,694	153,898	—	153,898
Total UPB of private-label MBS (b)	$647,822	$73,297	$721,119	$689,215	$75,835	$765,050

(a) Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

(b) Paydowns of PLMBS have reduced the outstanding unpaid principal balances.  No acquisitions of PLMBS have been made over the past several years.

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.9:                  PLMBS by Year of Securitization and External Rating

	March 31, 2012
	Unpaid Principal Balance									Total
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$21,548	$—	$—	$—	$—	$21,548	$21,025	$(239)	$20,875	$—
2005	31,888	—	—	—	7,995	23,893	30,773	—	31,041	—
2004 and earlier	102,972	67,517	3,574	—	28,663	3,218	102,570	(344)	103,938	—
Total RMBS Prime	156,408	67,517	3,574	—	36,658	48,659	154,368	(583)	155,854	—
Alt-A
2004 and earlier	7,445	7,445	—	—	—	—	7,445	(738)	6,714	—
Total RMBS	163,853	74,962	3,574	—	36,658	48,659	161,813	(1,321)	162,568	—
HEL
Subprime
2004 and earlier	408,572	14,566	76,832	83,601	44,780	188,793	373,880	(45,647)	329,432	(295)
Manufactured
Housing Loans
Subprime
2004 and earlier	148,694	—	148,694	—	—	—	148,678	(7,489)	141,189	—
Total PLMBS	$721,119	$89,528	$229,100	$83,601	$81,438	$237,452	$684,371	$(54,457)	$633,189	$(295)

	December 31, 2011
	Unpaid Principal Balance									Total
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$24,960	$—	$—	$—	$—	$24,960	$24,401	$(260)	$24,141	$(315)
2005	39,469	—	—	—	10,062	29,407	38,267	(494)	37,822	—
2004 and earlier	116,879	77,299	3,621	—	32,203	3,756	116,411	(439)	117,885	—
Total RMBS Prime	181,308	77,299	3,621	—	42,265	58,123	179,079	(1,193)	179,848	(315)
Alt-A
2004 and earlier	7,725	7,725	—	—	—	—	7,726	(904)	6,831	—
Total RMBS	189,033	85,024	3,621	—	42,265	58,123	186,805	(2,097)	186,679	(315)
HEL
Subprime
2004 and earlier	422,119	16,086	84,886	80,392	50,743	190,012	387,990	(51,415)	338,378	(476)
Manufactured Housing Loans
Subprime
2004 and earlier	153,898	—	153,898	—	—	—	153,881	(8,387)	145,494	—
Total PLMBS	$765,050	$101,110	$242,405	$80,392	$93,008	$248,135	$728,676	$(61,899)	$670,551	$(791)

(a) Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Weighted-average market price offers an analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.

Table 5.10:           Weighted-Average Credit Support of PLMBS

	March 31, 2012
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	3.87%	4.77%	13.07%
2005	2.37	4.86	2.95
2004 and earlier	1.57	4.52	1.85
Total RMBS Prime	2.05	4.63	3.62
Alt-A
2004 and earlier	11.93	34.70	9.83
Total RMBS	2.50	5.99	3.90
HEL
Subprime
2004 and earlier	58.15	30.75	16.55
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	27.93	3.57
Total Private-label MBS	54.14%	24.54%	11.00%

	December 31, 2011
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	3.81%	4.91%	10.46%
2005	2.39	4.55	3.55
2004 and earlier	1.57	4.30	1.51
Total RMBS Prime	2.06	4.44	3.19
Alt-A
2004 and earlier	11.73	34.33	9.90
Total RMBS	2.45	5.66	3.46
HEL
Subprime
2004 and earlier	58.08	30.99	16.90
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	27.70	3.19
Total Private-label MBS	52.77%	24.07%	10.82%

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

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as certificates of deposit, as well as overnight and term Federal funds sold to highly-rated financial institutions.  These investments provide the liquidity necessary to meet members’ credit needs.  Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity.  We may also invest in certificates of deposit with maturities not exceeding 270 days.  Such securities, issued by major financial institutions, are designated as held-to-maturity and recorded at amortized cost.

Federal funds sold — We invest in overnight and short-term federal funds with highly-rated financial institutions, allowing us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.  For more information see Table 5.1.

Cash collateral pledged — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  We generally execute derivatives with major financial institutions and enter into bilateral collateral agreements.  When our derivatives are in a net unrealized loss position, as a liability from our perspective, counterparties are exposed and we would be called upon to post cash collateral to mitigate the counterparties’ credit exposure.  Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed-upon thresholds.  Typically, such cash deposit pledges earn interest at the overnight Federal funds rate.  At March 31, 2012 and December 31, 2011, we had deposited $2.6 billion in interest-earning cash as pledged collateral to derivative counterparties.  For more information, see Tables 9.1 — 9.7.

Fair values of investment securities

To compute fair values at March 31, 2012 and December 31, 2011, four vendor prices were received for substantially all of our MBS holdings and substantially all of those prices fell within the specified thresholds.

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

The valuation of our private-label mortgage-backed securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy.  Consistent with the classification of held-to-maturity (“HTM”) portfolio, private-label mortgage-backed securities were recorded in the balance sheet at their carrying values, which is the same as its amortized cost, unless the security is determined to be OTTI.  In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.  At March 31, 2012, the carrying value of HTM securities determined to be OTTI was written down to $5.3 million, its fair value, and was classified on a non-recurring basis within the Level 3 valuation hierarchy.

For a comparison of carrying values and fair values of mortgage-backed securities, see Notes 4 and 5 to the financial statements accompanying this report.  For more information about the corroboration and other analytical procedures performed, see Note 16 — Fair Values of Financial instruments in this Form 10-Q, and also Note 1 — Significant Accounting Policies and Estimates in our most recent Form 10-K filed on March 23, 2012.

Mortgage Loans Held-for-Portfolio

The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We do not expect the MPF loans to increase substantially, and we provide this product to members as another alternative for them to sell their mortgage production.

The following table summarizes MPF loan by product types (in thousands):

Table 6.1:                        MPF by Loss Layers

	March 31, 2012	December 31, 2011

Original MPF (a)	$391,252	$382,504
MPF 100 (b)	15,109	16,399
MPF 125 (c)	665,318	582,153
MPF 125 Plus (d)	366,362	394,052
Other	31,681	24,753
Total MPF Loans	$1,469,722	$1,399,861

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                        Mortgage Loans — Conventional and Insured Loans

	March 31, 2012	December 31, 2011

Federal Housing Administration and Veteran Administration insured loans	$31,492	$24,507
Conventional loans	1,438,040	1,375,108
Others	190	246

Total par value	$1,469,722	$1,399,861

Mortgage Loans - Credit Enhancement

In the credit enhancement waterfall, we are responsible for the first loss layer.  The second loss layer is that amount of credit obligation that the PFI has taken on, which will equate the loan to a double-A rating.  We assume all residual risk.

The amount of the credit enhancement is computed with the use of S&P’s model for determining the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk.  The credit enhancement becomes an obligation of the PFI.  For taking on the credit enhancement obligation, we pay to the PFI a credit enhancement fee.  For certain MPF products, the credit enhancement fee is accrued and paid each month.  For other MPF products, the credit enhancement fee is accrued and paid monthly after being deferred for 12 months.

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

The FHLBNY computes the provision for credit losses without considering the credit enhancement features (except the “First Loss Account”) accompanying the MPF loans to provide credit assurance to the FHLBNY.  CE Fees are paid on a pool level, and if the pool runs down, the amount of future CE fees would shrink in line.  For more information, see Note 7 — Mortgage-Loans Held-for-Portfolio.

Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  Below is our MPF loan concentration:

Table 6.3:                        Concentration of MPF Loans

	March 31, 2012		December 31, 2011
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	71.5%	62.6%	71.6%	62.9%

Table 6.4:                        Top Five Participating Financial Institutions — Concentration (dollars in thousands)

	March 31, 2012
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$367,167	24.99%
Astoria Federal Savings and Loan Association	255,329	17.37
Investors Bank	111,210	7.57
OceanFirst Bank	71,179	4.84
Watertown Savings Bank	58,157	3.96
All Others	606,490	41.27

Total (a)	$1,469,532	100.00%

	December 31, 2011
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$394,865	28.21%
Astoria Federal Savings and Loan Association	241,727	17.27
Investors Bank	87,935	6.28
Ocean First Bank	69,199	4.95
Watertown Savings Bank	54,287	3.88
All Others	551,602	39.41

Total (a)	$1,399,615	100.00%

(a) Totals do not include CMA loans.

Table 6.5:                        Roll-Forward First Loss Account (in thousands)

	Three months ended March 31,
	2012	2011

Beginning balance	$13,622	$11,961

Additions	1,136	916
Resets(a)	—	—
Charge-offs	(162)	(614)
Ending balance	$14,596	$12,263

(a) For the Original MPF, MPF 100, MPF 125 and MPF Plus products, the Credit Enhancement is periodically recalculated.  If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

Table 6.6:                        Second Losses and SMI Coverage (in thousands)

	Three months ended March 31,
	2012	2011

Second Loss Position (a)	$40,173	$26,629

SMI Coverage (b)	$17,958	$17,958

(a) Increase due to increase in overall outstanding of MPF.

(b) SMI coverage has remained unchanged because no new master commitments have been added under the MPF Plus Program.

Loan Modifications

The MPF program’s temporary loan payment modification plan for participating PFIs was initially available until December 31, 2011 and has been extended through December 31, 2013.  This modification plan is available to homeowners currently in default or imminent danger of default.  The modification plan states specific eligibility requirements that has to be met and procedures the PFIs has to follow to participate in the modification plan.  As of March 31, 2012, only 3 MPF loans had been modified under this plan.

Accrued interest receivable

Other assets

Accrued interest receivable at March 31, 2012 was $219.7 million, compared to $233.8 million at December 31, 2011.  Accrued interest receivable was comprised primarily from advances and investments.  Other assets included prepayments and miscellaneous receivables, and the amounts outstanding declined to $11.5 million at March 31, 2012, compared to $13.4 million at December 31, 2011 mainly due to timing of payments.

Deposit Liabilities

Deposit liabilities consisted of member deposits, and from time to time may also include unsecured overnight borrowings from other FHLBanks.

Member deposits — We operate deposit programs for the benefit of our members.  In addition to member deposits, we may accept deposits from governmental institutions.  Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market.  Members’ liquidity preferences are the primary determinant of the level of deposits.  Deposits at March 31, 2012 stood at $3.5 billion, up from $2.1 billion, the balance at December 31, 2011.  The increase was due to one member that had deposited $1.4 billion at March 31, 2012 to collateralize short-term transactions.  Fluctuations in member deposits do not represent a significant source of liquidity for us.

Borrowings from other FHLBanks — We may borrow from other FHLBanks, generally for a period of one day and at market terms.  There were no significant borrowings in any periods in this report.

Debt Financing Activity and Consolidated Obligations

Consolidated obligations, which consist of consolidated bonds and consolidated discount notes, are the joint and several obligations of the FHLBanks and the principal funding source for our operations.  Discount notes are consolidated obligations with maturities of up to 365 days, and consolidated bonds have maturities of one year or longer.  Member deposits, capital and, to a lesser extent, borrowings from other FHLBanks are also funding sources.  A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations.  Please see Table 7.10 for our credit ratings.

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

Highlights — Performance of FHLBank debt

Our primary source of funds continued to be the issuance of consolidated bonds and discount notes.  Consolidated obligation debt outstanding at March 31, 2012 has declined due to the contraction of our balance sheet.

The FHLBank debt remained in demand by investors at reasonable pricing, and has withstood the general concerns about the debt ceiling in the U.S., and the rating agency downgrades and the generally fragile conditions in the bond markets.  While the European credit concerns have had a pronounced effect on all financial markets, most of which have been negative, the FHLBank debt and specifically the FHLBank discount notes saw improvements in levels and spreads.

The low 3-month LIBOR has compressed margins for our debt and specifically for our short-term debt.  Typically, we execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little room for achieving a sub-LIBOR spread that would be ascribed to the high-quality FHLBank consolidated obligation bonds.  Because we make extensive use of derivatives to restructure fixed rates on consolidated bonds to sub-LIBOR floating rate, the relationship between swaps rates and bond and discount note yields are an important economic indicator.  The 3-month LIBOR, a key index in the intermediation between swap rates and debt yields was generally lower in the first quarter of 2012, compared to December 31, 2011.  As a result, on a LIBOR swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds.  Longer-term bond pricing remained prohibitively expensive, as investors were reluctant to take the risk of locking in long-term investments without a step-up option, which would protect their investment yields when rates eventually rise.

Consolidated obligation bonds — TAP bond performance continued to benefit from the flight to quality trend by global credit events, particularly the European debt crisis.  Investors appear to have diversified into the U.S. bond market, particularly Treasuries and to lesser extent, Agency issued bonds.  The FHLBank bonds benefitted as investors eager for diversification amongst agency issuers bid up prices of smaller volume FHLBank bonds because of declining FHLBank balance sheets.  Price performance of the FHLBank’s shorter-term TAP issuance were in line with other agency “benchmark” security issuance.  However, TAPs of 5-year and longer outperformed the other Agency benchmarks of similar maturities.  As a result, yields have fallen, and spreads to 3-month LIBOR have improved.  The improvements were particularly significant in the current quarter for short maturity bullet funding costs versus 3-month LIBOR, although we are seeing a slight reversal of the positive trends in funding levels at the end of the current quarter.  Early in the current quarter, 1-year bullets funded near 3-month LIBOR minus 30 basis points, comparable to levels achieved during the initial flight to quality during the European credit crisis in 2010.  With investors demanding higher rates for discount notes, spreads compressed for FHLBank discount notes, and funding has increased for alternatives to discount notes, such as short lockout callables and step-up bonds.  Auctioned callable spreads to 3-month LIBOR were close to their widest in March 2012 over the preceding eleven months.  In the current quarter, we have also increased our issuance of callable debt and step-up bonds, but increases have not been significant.

We also use a significant amount of FHLBank floaters indexed to LIBOR (3-month LIBOR and 1-month LIBOR) and to the Federal funds effective rate to fund certain assets through the mechanism of interest rate basis swaps converting the non-3-month LIBOR floaters to 3-month LIBOR.  Spreads to 3-month LIBOR for the FHLBank floaters in March 2012 were slightly better than the spreads during the previous 11 months.  Investor demand for the simple 3-month LIBOR continued to be relatively low, and issuance was mainly made up of bonds indexed to Fed Funds.

The impact of the FRB’s “Maturity Extension Program” (Operations Twist) launched in September 2011 has had its desired impact on longer-dated FHLBank bonds, driving rates down for maturities of 7 years and out, and rates up, albeit slightly, in the short-end of the FHLBank bond yield curve.

Consolidated obligation discount notes — Early in the first quarter of 2012, the increased Treasury bill supply pushed repo rates steadily higher, and have been a significant factor in the higher rates demanded by investors for discount notes.  Repo rates are generally considered a market benchmark, and a competing investment product to FHLBank issued discount notes.  As a result, discount note 3-month auction execution versus LIBOR deteriorated as the U.S. Treasury increased bill issuance.  That factor, together with lower 3-month LIBOR rates contributed to tightening of the sub-LIBOR spread.  The higher Treasury bill issuance was probably seasonal and bill supplies are expected to fall to normal levels, which would push overnight repo rates down and discount note rates lower.  Should LIBOR move higher due to adverse rating action for Banks who are contributors to the BBA LIBOR setting, and a lower repo rates move even lower, that combination could improve FHLBank discount note execution versus 3-month LIBOR.

Consolidated obligation bonds

The following summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                  Consolidated Obligation Bonds by Type

	March 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$44,125,145	72.89%	$47,108,685	71.02%
Fixed-rate, callable	5,445,610	8.99	1,935,610	2.92
Step Up, callable	1,105,000	1.83	950,000	1.43
Single-index floating rate	9,860,000	16.29	16,335,000	24.63

Total par value	60,535,755	100.00%	66,329,295	100.00%

Bond premiums	140,893		145,869
Bond discounts	(25,381)		(26,459)
Fair value basis adjustments	875,120		979,013
Fair value basis adjustments on terminated hedges	186		201
Fair value option valuation adjustments and accrued interest	3,702		12,603

Total bonds	$61,530,275		$67,440,522

Funding strategies — Consolidated obligation bonds

The principal tactical funding strategy changes employed in executing issuances of FHLBank bonds are outlined below:

•                  Floating rate bonds — We have judiciously issued floating-rate bonds indexed to the 1-month LIBOR, the Prime rate and Federal funds rate and by swapping them back to 3-month LIBOR, we have created synthetic LIBOR funding at relatively attractive spreads.  Such floating bonds were generally for terms 3 years or less.

•                  Non-callable bonds — Non-callable bonds were our primary funding vehicle.  Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals.

•                  Callable-bonds — FHLBank longer-term fixed-rate callable bonds have not been an attractive investment asset for investors over the last several years, and have been under price pressure.  Demand increased for short lockout callable bonds and callable step-up bonds in the first quarter of 2012, and created opportunities for new issuance.  With a callable bond, we purchase a call option from the investor and the option allows the Bank to terminate the bond at predetermined call dates at par.  When we purchase the call option from investors, it typically improves the yield to the investor, who has traditionally been receptive to callable-bond yields.

Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (par amounts, in thousands):

Table 7.2:                  Transferred and Retired Debt

	Three months ended March 31,
	2012	2011
Debt transferred to another FHLBank	$—	$150,000
Debt transferred from another FHLBank	$—	$—
Debt extinguished	$127,490	$328,560

In the first quarter of 2012, we retired $127.5 million of consolidated bonds and took a charge to earnings of $14.8 million.  In the comparable quarter in 2011, we retired and transferred $478.6 million of consolidated bonds and took a charge of $51.7 million.

Impact of hedging fixed-rates consolidated obligation bonds

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

Fair value basis and valuation adjustments — We use interest rate derivatives to hedge the risk of changes in the benchmark rate, which we have designated as LIBOR, which is also the discounting basis for computing changes in fair values of bonds fair value qualifying hedges.  Recorded net unrealized fair value basis losses were $875.3 million and $979.2 million at March 31, 2012 and December 31, 2011.  Most of the hedged bonds had been issued in prior years at the then prevailing higher interest rate environment.  Since such bonds were typically fixed-rate, in a lower interest rate environment these fixed-rate bonds exhibited unrealized fair value basis losses, which were recorded as part of the balance sheet carrying values of the hedged debt.  Fair value basis losses were not significant because the hedged bonds were short- and medium-term on average.  The period-over-period net fair value basis losses of hedged bonds remained almost unchanged because we have continued to replace maturing and called short-term and medium-term hedged bonds with equivalent term bonds.  Carrying values of bonds designated under the FVO include valuation adjustments to recognize changes in fair values, and such valuation adjustments were $3.7 million and $12.6 million at March 31, 2012 and December 31, 2011.  The discounting basis for computing changes in fair values of bonds elected under the FVO is the observed FHLBank bond yield curve.

Hedge volume — Tables 7.3 — 7.6 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.3:                  Bonds Hedged under Qualifying Hedges (in thousands)

	Consolidated Obligation Bonds
Par Amount	March 31, 2012	December 31, 2011
Qualifying Hedges (a)
Fixed-rate bullet bonds (b)	$30,355,330	$30,217,830
Fixed-rate callable bonds (c)	4,380,610	1,380,610
	$34,735,940	$31,598,440

(a)       Under hedge accounting rules.

(b)       The increase is primarily due to increased issuance of fixed-rate non-callable bonds.  The hedges effectively convert the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR.

(c)        In the first quarter, we increased the use of fixed-rate callable bonds, primarily short- and medium-term bonds due to improved pricing, and designated them as qualifying fair value hedges.  A callable bond contains a call option which we purchase from the investor.  Generally, the call option term mirrors the call option term embedded in a cancellable swap.  Under the terms of the call option, we have the right to terminate the bond at agreed upon dates, and the swap counterparty has the right to cancel the swap.  In the low interest rate environment, the price advantage to the investor was not as attractive given the uncertainty of being called.

If, at inception of a hedge, we do not believe that the hedge would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO if operationally practical, and record changes to the full fair values of both the derivative and debt through earnings.  The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments so that the debt’s balance sheet carrying values would be its fair value.

The following table summarizes par amounts of bonds under the FVO (in thousands):

Table 7.4:                  Bonds under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	March 31, 2012	December 31, 2011
Bonds designated under FVO	$11,448,000	$12,530,000

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

The following table summarizes the bonds that were economically hedged (in thousands):

Table 7.5:                  Economically Hedged Bonds

	Consolidated Obligation Bonds
Par Amount	March 31, 2012	December 31, 2011
Bonds designated as economically hedged
Floating-rate bonds (a)	$10,395,000	$13,570,000
Fixed-rate bonds (b)	50,000	50,000
	$10,445,000	$13,620,000

(a)  Floating-rate debt — Floating rate bonds indexed to the federal funds effective rate and the 1-month LIBOR decreased. the debt was hedged to 3-month LIBOR.  Hedged floating-rate bonds were indexed to interest rates other than 3-month LIBOR and we executed swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR.  The hedge objective was to reduce the basis risk from any asymmetrical changes between 3-month LIBOR and the Prime, Federal funds rate, or the 1-month LIBOR.  Such bonds were hedged by interest-rate swaps with mirror image terms and the swaps were designated as stand-alone derivatives because the operational cost of designating the swaps in a hedge qualifying relationship outweighed the accounting benefits.

(b            Fixed-rate debt — The interest-rate environment has been relatively stable allowing our hedges to remain as highly effective hedges; a modest number of fixed-rate bonds were designated as hedged on an economic basis.

Consolidated obligation bonds — maturity or next call date (a)

Swapped callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.6:      Consolidated Obligation Bonds — Maturity or Next Call Date

	March 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$34,562,335	57.09%	$35,799,485	53.97%
Due or callable after one year through two years	15,216,850	25.14	20,516,800	30.93
Due or callable after two years through three years	3,949,390	6.53	3,511,280	5.29
Due or callable after three years through four years	3,257,780	5.38	3,227,190	4.87
Due or callable after four years through five years	842,390	1.39	796,735	1.20
Due or callable after five years through six years	983,335	1.62	728,470	1.10
Thereafter	1,723,675	2.85	1,749,335	2.64

Total par value	60,535,755	100.00%	66,329,295	100.00%

Bond premiums	140,893		145,869
Bond discounts	(25,381)		(26,459)
Fair value basis adjustments	875,120		979,013
Fair value basis adjustments on terminated hedges	186		201
Fair value option valuation adjustments and accrued interest	3,702		12,603

Total bonds	$61,530,275		$67,440,522

(a)       Contrasting consolidated obligation bonds by contractual maturity dates with potential put dates illustrates the impact of hedging on the effective duration of the bond.  With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors.  Call options are exercisable either as a one-time option or as quarterly.  Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond.  Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds outstanding (in thousands):

Table 7.7:                  Outstanding Callable Bonds

	March 31, 2012 (a)	December 31, 2011 (a)
Callable	$6,550,610	$2,885,610
Non-Callable	$53,985,145	$63,443,685

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

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.8:                  Discount Notes Outstanding

	March 31, 2012	December 31, 2011

Par value	$24,516,626	$22,127,530

Amortized cost	$24,513,477	$22,121,109
Fair value basis adjustments	28	(1,467)
Fair value option valuation adjustments	396	3,683

Total discount notes	$24,513,901	$22,123,325

Weighted average interest rate	0.09%	0.07%

Discount notes — The following table summarizes hedges of discount notes (in thousands):

Table 7.9:      Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2012	December 31, 2011
Discount notes hedged under qualifying hedge (a)	$3,346,455	$3,308,455
Discount notes economically hedged	$201,520	$201,520
Discount notes under FVO (b)	$1,094,489	$4,917,172

(a) Principal amounts of discount notes hedged under qualifying cash flow hedge strategies were $941.0 million and $903.0 million at March 31, 2012 and December 31, 2011.  In addition, we hedged $2.4 billion of discount notes that qualified for fair value hedge accounting rules at March 31, 2012 and December 31, 2011.

(b) We also hedged discount notes as economic hedges under the FVO to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR, by the execution of interest rate swaps to mitigate fair value risk.

Rating Actions With Respect to the FHLBNY

On July 15, 2011, Standard & Poor’s (“S&P”) placed the AAA rating on the FHLBank System’s senior unsecured debt and the AAA long-term ratings on select FHLBanks on CreditWatch with negative implications.  The A-1+ short-term ratings on those entities are not affected.  S&P’s CreditWatch action follows placement of the sovereign credit rating on the U.S. on CreditWatch with negative implications.  The CreditWatch listing on the FHLBank System’s debt reflects the application of S&P’s Government-related enterprises (“GRE”) criteria, under which S&P equalizes the rating on that debt with the sovereign rating because of the almost certain likelihood of government support.  S&P’s CreditWatch listing on the FHLBanks reflects the potential reduction in the implicit support that S&P has historically factored into the issuer credit ratings because of the important role the FHLBanks play as primary liquidity providers to U.S. mortgage and housing-market participants.  Under S&P’s GRE criteria, the issuer credit rating for the FHLBank system banks can be one to three notches above the stand-alone credit profile on any of the member banks.  Thus, a lower U.S. sovereign rating would directly affect the issuer credit ratings on the individual FHLBanks.  Each FHLBank, except FHLB-Chicago and FHLB-Seattle, is on CreditWatch with negative implications.  FHLB-Chicago is rated AA+Stable.  Seattle is rated AA+Negative.  That reflects the July 14, 2011, ratings action of S&P of the sovereign credit rating on the U.S., which was placed on CreditWatch with negative implications.  S&P expects the FHLBank System as a GSE to continue to benefit from the implied support of the U.S. government for its consolidated debt obligations.

On August 2, 2011, Moody’s Investors Service confirmed the Aaa bond rating of the United States government following the raising of the U.S. statutory debt limit.  Moody’s also confirmed the long-term Aaa rating on the senior unsecured debt issues of the Federal Home Loan Bank System, the 12 Federal Home Loan Banks, and other ratings Moody’s considers directly linked to the U.S. government.  Additionally, Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly linked to the U.S. government.

On August 5, 2011, S&P lowered its long-term sovereign credit rating on the U.S. to AA+ from AAA.  S&P’s outlook on the long-term rating is negative.  At the same time, S&P affirmed its A-1+ short-term rating on the U.S.  On August 8, 2011, S&P also lowered the long-term rating of the senior unsecured debt issues of the Federal Home Loan Bank System, and 10 of the 12 Federal Home Loan Banks from AAA to AA+.  Two FHLBanks were already rated AA+.  S&P also revised its the rating outlook of the debt to negative.  A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years.

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

Accrued interest payable

Other liabilities

Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Amounts outstanding increased at March 31, 2012 to $187.4 million, compared to $146.2 million at December 31, 2011 because of the timing of the accruals outstanding at March 31, 2012, relative to December 31, 2011.  Other liabilities of $210.2 million was comprised of unfunded pension liabilities, pass through reserves at the FRB held on behalf of our members, commitments and payables.  The increase at March 31, 2012 largely represented a commitment to purchase investment securities.  Other liabilities were $136.3 million at December 31, 2011.

Stockholders’ Capital, Retained Earnings, and Dividend

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                  Stockholders’ Capital

	March 31, 2012	December 31, 2011
Capital Stock (a)	$4,581,809	$4,490,601
Unrestricted retained earnings (b)	746,329	722,198
Restricted retained earnings (c)	44,420	24,039
Accumulated Other Comprehensive Income (Loss)	(169,735)	(190,427)

Total Capital	$5,202,823	$5,046,411

(a) Stockholders’ Capital — Capital stock has increased consistent with the increase in advances borrowed by members.  Since members are required to purchase stock as a percentage of advances borrowed from us, an increase in advances will typically result in an increase in capital stock.  In addition, under our present practice, we redeem any stock in excess of the amount necessary to support advance activity on a daily basis.  Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under existing practice.

(b) Unrestricted retained earnings — Net Income was $101.9 million for the first quarter of 2012.  We paid $57.4 million to members as dividend in the first quarter of 2012, set aside $20.4 million towards Restricted retained earnings, preserving $24.1 million towards Unrestricted retained earnings.  Unrestricted retained earnings grew to $746.3 million at March 31, 2012 from $722.2 million at December 31, 2011.

(c) Restricted retained earnings — Was established in the third quarter of 2011, and has grown to $44.4 million at March 31, 2012.  On February 28, 2011, the Federal Home Loan bank of New York entered into a Joint Capital Enhancement Agreement (the “Agreement”) with the other 11 Federal Home Loan Banks (collectively, the “FHLBanks”).  The Agreement provides that, upon satisfaction of the FHLBanks’ obligations to make payments related to the Resolution Funding Corporation (“REFCORP”), each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account to be established at each FHLBank until the balance of the account equals at least 1% of its average balance of outstanding Consolidated Obligations for the previous quarter.

On August 5, 2011, amendments to the Capital Plans of the FHLBanks intended to reflect the text of the amended Agreement were approved by the Federal Housing Finance Agency (“FHFA”), with such Capital Plan amendments to become effective on September 5, 2011.  Also, on August 5, 2011, the FHFA also certified that the FHLBanks had fully satisfied their REFCORP obligations.  In accordance with the terms of the Agreement, each FHLBank will allocate at least 20% of its net income, beginning with the third quarter of 2011, to its own separate restricted retained earnings account until the balance of the account equals at least 1% of its average balance of outstanding Consolidated Obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends, but will remain on the FHLBank’s balance sheet to help serve as an additional capital buffer against losses.  The restricted retained earnings account established under the Agreement will be separate from any other restricted retained earnings account that may be maintained by an FHLBank.  The Agreement contains mechanisms for voluntary and for automatic termination under certain conditions.  For more information, see a Current Report on Form 8-K filed by the Bank on March 1, 2011, and on August 5, 2011.  Also, see the Bank’s most recent Form 10-K filed on March 23, 2012.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:                  Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	March 31, 2012	December 31, 2011

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(73,127)	$(75,849)
Net unrealized gains on available-for-sale securities (b)	16,885	16,419
Net unrealized losses on hedging activities (c)	(94,481)	(111,985)
Employee supplemental retirement plans (d)	(19,012)	(19,012)
Total Accumulated other comprehensive income (loss)	$(169,735)	$(190,427)

(a) OTTI — Non-credit OTTI losses recorded in AOCI declined, primarily due to accretion recorded as a reduction in AOCI and a corresponding addition to the balance sheet carrying values of the OTTI securities.  OTTI losses recorded in the first quarter of 2012 on previously impaired securities did not result in significant non-credit OTTI because the market pricing of the credit impaired PLMBS was generally greater than the carrying values of the OTTI securities.

(b) Fair values of available-for-sale securities — Represents net unrealized fair value gains of MBS securities and grantor trust fund.  The overall pricing of the portfolio has not changed materially at March 31, 2012 from December 31, 2011.

(c) Cash flow hedges gains and losses — Interest rate swaps in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence for periods up to 10 years.  Fair values of the swaps were in unrealized loss positions primarily due to the adverse change in fair values of $941.0 million of swaps designated as a hedge of discount notes.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.  Ineffectiveness was insignificant and was recorded through earnings.  Discount note expense is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.

The AOCI loss also included $13.9 million due to realized losses from terminated swaps in cash flow hedge strategy associated with hedges of anticipated issuance of debt.  Amounts recorded in AOCI will be reclassified in future periods as an expense over the terms of the hedged bonds as a yield adjustment to the fixed coupons of the debt.

(d) Employee supplemental plans — Minimum additional actuarially determined pension liabilities recognized for supplemental pension plans.

Dividend - As a cooperative, we seek to maintain a balance between our public policy mission of providing low-cost funds to members and providing our members with adequate returns on their capital invested in our stock.  We also balance our mission with a goal to strengthen our financial position through an increase in the level of retained earnings.  Our dividend policy takes both factors into consideration - the need to enhance retained earnings and the need to provide low-cost advances, while reasonably compensating members for the use of their capital.  By Finance Agency regulation, dividends may be paid out of current earnings or previously retained earnings.  We may be restricted from paying dividends if we do not comply with any of its minimum capital requirements or if payment would cause us to fail to meet any of its minimum capital requirements.  In addition, we may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or if we fail to satisfy certain liquidity requirements under applicable Finance Agency regulations.  None of these restrictions applied for any period presented in this Form 10-Q.

The following table summarizes dividend paid and payout ratios (on all Class B stock: members and non-members):

Table 8.3:                  Dividends Paid and Payout Ratios

	March 31, 2012	March 31, 2011
Cash dividends paid per share	$1.26	$1.46
Dividends paid (a)	$58,124	$67,269
Pay-out ratio (b)	57.04%	94.77%

(a)                               In thousands.

(b)                               Dividend paid during the period divided by net income for that period.

Dividends are computed based on the weighted average stock outstanding during a quarter, and are declared and paid in the following quarter.  Dividend paid in the first quarter of 2012 was based on average stock outstanding in the fourth quarter 2011.  In the first quarter of 2012, we paid a dividend at 5.00% (annualized return on capital stock), compared to annualized dividend of 5.80%, paid in the first quarter of 2011.

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

The following table summarizes the principal derivatives hedging strategies as of March 31, 2012 and December 31, 2011:

Table 9.1         Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$115	$111

Pay fixed, receive floating interest rate swap cancelable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$170	$325

Pay fixed, receive floating interest rate swap cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$16,980	$17,439

Pay fixed, receive floating interest rate swap no longer cancelable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,593	$2,507

Pay fixed, receive floating interest rate swap non-cancelable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$28,631	$30,227

Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8

Table 9.2              Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$50	$50
Receive fixed, pay floating interest rate swap cancelable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$4,381	$1,381
Receive fixed, pay floating interest rate swap non-cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$30,355	$30,218
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$202	$202
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate.	Fair Value Hedge	$2,405	$2,405
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$941	$903
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$9,795	$11,720
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$600	$1,850
Receive fixed, pay floating interest rate swap cancelable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$2,070	$1,430
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$200	$—
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$9,178	$11,100
Receive fixed, pay floating interest rate swap non-cancelable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$1,094	$4,917

Table 9.3        Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892

Intermediary positions interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$520	$550

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

Table 9.4:               Derivatives Financial Instruments by Product

	March 31, 2012		December 31, 2011
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$48,374,267	$(3,672,216)	$50,498,321	$(3,880,147)
Consolidated obligations-fair value hedges	37,141,395	863,822	34,003,896	965,380
Cash Flow-anticipated transactions	941,000	(80,612)	903,000	(97,588)
Derivatives not designated as hedging instruments (b)
Advances hedges	122,496	(3,787)	119,329	(4,160)
Consolidated obligations hedges	10,646,520	(1,262)	13,821,520	(20,264)
Mortgage delivery commitments	80,839	38	31,242	270
Balance sheet	1,892,000	14,351	1,892,000	14,927
Intermediary positions hedges	520,000	439	550,000	483
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	11,448,000	(121)	12,530,000	(7,078)
Interest rate swaps-consolidated obligations-discount notes	1,094,489	(28)	4,917,172	(568)

Total notional and fair value	$112,261,006	$(2,879,376)	$119,266,480	$(3,028,745)

Total derivatives, excluding accrued interest		$(2,879,376)		$(3,028,745)
Cash collateral pledged to counterparties		2,559,156		2,638,843
Cash collateral received from counterparties		(12,100)		(40,900)
Accrued interest		(14,269)		(30,233)

Net derivative balance		$(346,589)		$(461,035)

Net derivative asset balance		$39,853		$25,131
Net derivative liability balance		(386,442)		(486,166)

Net derivative balance		$(346,589)		$(461,035)

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

Derivative counterparty ratings — Our credit exposures (derivatives in a net gain position) were to counterparties rated Single A or better, and to member institutions on whose behalf we acted as an intermediary.  The exposures were collateralized under standard advance collateral agreements with our members.  Acting as an intermediary, we had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.

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

Derivatives Counterparty Credit Ratings

The following table summarizes our credit exposure by counterparty credit rating (in thousands, except number of counterparties):

Table 9.5:               Derivatives Counterparty Notional Balance by Credit Ratings

	March 31, 2012
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (c)	Held (b)	Exposure

AA	6	$21,781,015	$30,022	$24,222	$—	$24,222
A	11	88,596,252	13,122	6,821	—	6,821
BBB	1	1,542,900	—	—	—	—
Members (a) & (b)	2	260,000	8,772	8,772	8,772	—
Delivery Commitments	—	80,839	38	38	38	—

	20	$112,261,006	$51,954	$39,853	$8,810	$31,043

	December 31, 2011
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (c)	Held (b)	Exposure

AA	6	$20,125,098	$13,407	$13,407	$—	$13,407
A	11	97,184,740	43,292	2,392	—	2,392
BBB	1	1,650,400	—	—	—	—
Members (a) & (b)	2	275,000	9,062	9,062	9,062	—
Delivery Commitments	—	31,242	270	270	270	—

	20	$119,266,480	$66,031	$25,131	$9,332	$15,799

(a) Net credit exposures of $39.9 million and $25.1 million at March 31, 2012 and December 31, 2011, represented derivatives in a gain position net of cash collateral received from swap counterparties.  Exposures included $8.8 million and $9.1 million at the two dates, that represented fair value exposures to members due to swap transactions in which we acted as an intermediary.

(b) Members are required to pledge collateral to secure derivatives purchased to us.  As a result of the collateral agreements with our members, we believe that our maximum credit exposure due to the intermediated transactions was $0 at March 31, 2012 and December 31, 2011.

(c) As reported in the Statements of Condition.  The table above does not report fair values of counterparties in a net liability position, as only fair values in a gain position are presented.

Derivative Counterparty Country Concentration Risk

The following table summarizes derivative fair value and notional exposures by significant counterparty by country of tax domicile (dollars in thousands):

Table 9.6        Derivative Counterparty Concentration (a)

		March 31, 2012
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparty	Germany	$19,311,801	17.2%	$—	—%
Counterparty	U.S.A.	12,223,717	10.9	—	—
Counterparty	Switzerland	12,107,867	10.8	—	—
Counterparty	U.S.A.	11,874,080	10.6	—	—
Counterparty	France	10,396,018	9.3	9,308	23.4
Counterparty	U.S.A.	7,884,245	7.0	6,821	17.1
Counterparty	U.S.A.	3,939,156	3.5	14,914	37.4
All other counterparties		34,183,283	30.4	—	—
Members and Delivery Commitments		340,839	0.3	8,810	22.1

		$112,261,006	100.0%	$39,853	100.0%

		December 31, 2011
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparty	Germany	$20,474,146	17.2%	$—	—%
Counterparty	Switzerland	14,148,654	11.9	—	—
Counterparty	U.S.A.	13,345,921	11.2		—
Counterparty	U.S.A.	7,780,245	6.5	2,392	9.5
Counterparty	U.S.A.	3,041,156	2.5	13,407	53.4
All other counterparties		60,170,116	50.4	—	—
Members and Delivery Commitments		306,242	0.3	9,332	37.1

		$119,266,480	100.0%	$25,131	100.0%

(a) Notional concentration —At March 31, 2012, notional contracts with four counterparties were in excess of 10% of total, and, in aggregate, they accounted for 49.5% of the total notional amounts.  At December 31, 2011, notional contracts with three counterparties were in excess of 10% of the total.  In aggregate, they accounted for 40.3 % of the total notional amounts.

(b) Country of incorporation is based on tax representation.

(c) Counterparties with notional amounts greater than 10% of total or with fair values in a gain position, representing our exposures to counterparties.

Table 9.7 Derivative Notional and Fair Values by Contractual Maturity (in thousands):

	March 31, 2012		December 31, 2011
	Notional	Fair Value	Notional	Fair Value

Maturity in one year or less	$41,990,106	$(31,277)	$46,998,539	$(52,122)
Maturity after one year to three years or less	32,097,032	(62,796)	34,482,949	(86,236)
Maturity after three years to five years or less	20,701,577	(1,608,888)	19,740,911	(1,453,810)
Maturity after five years and thereafter	17,391,452	(1,176,453)	18,012,839	(1,436,847)
Delivery Commitments	80,839	38	31,242	270
	$112,261,006	$(2,879,376)	$119,266,480	$(3,028,745)

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

Table 10.1:        Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2012	$3,107	$50,840	$47,733
December 31, 2011	2,223	49,402	47,179

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:        Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2012	$9,152	$22,440	$13,288
December 31, 2011	5,888	21,205	15,317

Contingency Liquidity.  We are required by Finance Agency regulations to hold “contingency liquidity” in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt markets for at least five business days.  Contingency liquidity includes (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a nationally recognized statistical rating organization.  We consistently exceeded the regulatory minimum requirements for contingency liquidity.  Contingency liquidity is reported daily.  We met these requirements at all times.

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:   Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2012	$2,642	$22,316	$19,674
December 31, 2011	1,397	21,086	19,689

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

Cash Flows

Cash and due from banks was $395.1 million at March 31, 2012 compared to $10.9 billion at December 31, 2011.  Although the period-over-period cash balances declined, large cash balances were maintained at the Federal Reserve Bank through most the first quarter of 2012, to avoid potential credit issues that could arise if invested in unsecured overnight deposits at other financial institutions.  Generally, we maintain funds at the FRB for liquidity purposes for our members.  The following discussion highlights the major activities and transactions that affected our cash flows.  Also see Statements of Cash Flows to the unaudited financial statements accompanying this MD&A.

Cash flows from operating activities - Our operating assets and liabilities support our lending activities to members.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven borrowing, investment strategies and market conditions.  Management believes cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund our operating liquidity needs.

Net cash provided by operating activities was $172.0 million in the first quarter of 2012, compared to $236.1 million in the comparable quarter in 2011.  Operating cash flow was driven by Net income and by non-cash items such as the amount set aside for Affordable Housing Program, net changes in accrued interest receivable and payable, OTTI and provisions for mortgage credit losses, depreciation and amortization, and by derivative financing element, as described in the following paragraph.

Net cash generated from operating activities was higher than net income, largely as a result of reporting classification for cash flows from certain interest rate swaps that were characterized as operating cash in-flows because of the financing element of the interest rate swaps.  In 2008, we executed certain interest rate swaps, which at inception of the contracts included off-market terms, or required up-front cash exchanges, and were largely still outstanding at March 31, 2012.  Such terms are considered to be financing elements under accounting rules, and required us to eliminate all cash outflows associated with the contracts from operating expenses ($70.3 million and $107.9 million of outflows in the first quarter of 2012 and 2011), and to increase cash outflows from financing activities.  Absent this rule, reported cash flows from operating activities would have been $101.7 million in the first quarter of 2012, and $128.1 million in the first quarter of 2011.

Cash flows from investing activities - Our investing activities predominantly were the advances originated to be held for portfolio, the MBS investment portfolios and other short-term interest-earning assets.  In the first quarter of 2012, investing activities were a net user of cash of $8.6 billion, compared to net provider of $5.3 billion in the same period in 2011.  This resulted primarily from net increases in advances borrowed by members, increase in investment securities purchased and overnight investments in Federal funds.

Short-term Borrowings and Short-term Debt.

Our primary source of funds is the issuance of FHLBank debt.  Consolidated obligation discount notes are issued with maturities up to one year and provide us with short-term funds.  Discount notes are principally used in funding short-term advances, some long-term advances, as well as money market instruments.  We also issue short-term consolidated obligation bonds as part of our asset-liability management strategy.  We may also borrow from another FHLBank, generally for a period of one day.  Such borrowings have been insignificant historically.

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:        Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Outstanding at end of the period (a)	$24,513,901	$22,123,325	$11,900,000	$15,125,000
Weighted-average rate at end of the period	0.08%	0.07%	0.19%	0.16%
Average outstanding for the period (a)	$25,105,260	$24,093,700	$14,691,667 (b)	$14,456,667 (b)
Weighted-average rate for the period	0.07%	0.08%	0.17%	0.23%
Highest outstanding at any month-end (a)	$25,404,457	$27,015,724	$13,500,000	$17,725,000

(a) Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b) The amount represents the average par value outstanding for the 3 months ended March 31, 2012, and 12 months ended December 31, 2011.

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

Table 10.5:        Unpledged Assets

	March 31, 2012	December 31, 2011
Consolidated Obligations:
Bonds	$61,530,275	$67,440,522
Discount Notes	24,513,901	22,123,325

Total consolidated obligations	86,044,176	89,563,847

Unpledged assets
Cash	395,070	10,877,790
Less: Member pass-through reserves at the FRB	(67,385)	(69,555)
Secured Advances	72,092,870	70,863,777
Investments (a)	21,450,102	14,236,633
Mortgage loans	1,482,217	1,408,460
Accrued interest receivable on advances and investments	219,686	223,848
Less: Pledged Assets	(3,713)	(2,003)

Total unpledged assets	95,568,847	97,538,950
Excess unpledged assets	$9,524,671	$7,975,103

(a) The Bank pledged $3.7 million and $2.0 million at March 31, 2012 and December 31, 2011 to the FDIC.  See Note 4 — Held-to-Maturity Securities.

Purchases of MBS.  Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300% of capital.  We were in compliance with the regulation at all times.

Table 10.6:   FHFA MBS Limits

	March 31, 2012		December 31, 2011
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	260%	300%	240%	300%

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008, as amended (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). We expect HERA and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.  As further discussed in the Bank’s most recent Form 10-K filed on March 23, 2012, cleared swaps will be subject to new requirements including mandatory reporting, recordkeeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members.  At this time, we do not expect that any of our swaps will be subject to these new clearing and trading requirements until the beginning of 2013, at the earliest.

Uncleared Derivatives Transactions.  The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators.  These requirements are discussed in the Bank’s most recent Form 10-K filed on March 23, 2012.  At this time, we do not expect to have to comply with such requirements until the beginning of 2013, at the earliest.

The U.S. Commodity Futures Trading Commission (the CFTC), the SEC, the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012.  We, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act.  We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we believe at this time that we will not be required to register as either a major swap participant based on such definitions, nor as a swap dealer based on the derivative transactions that we enter into for the purposes of hedging our interest rate risk and intermediating swaps with our members.

The CFTC and the SEC have not finalized their rules further defining “swap.”  See the Bank’s most recent Form 10-K filed on March 23, 2012 for a discussion of how such final rules could impact call and put optionality in certain advances from us to our borrowers.

Developments Impacting Systemically Important Nonbank Financial Companies

•            Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies.  On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule to be effective May 11, 2012 and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve) and to be subject to certain heightened prudential standards. We would be a nonbank financial company pursuant to a separate rule that has been proposed, but is not yet final, by the Federal Reserve.  The guidance issued with the Oversight Council’s final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:  a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of March 31, 2012, we had $95.7 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of March 31, 2012, we had $86.0 billion in total outstanding COs, our principal form of outstanding debt);

•            a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•            a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency) in making its determinations.  A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation.  If we are designated by the Oversight Council for supervision by the Federal Reserve and are made subject to the additional prudential standards, then our operations and business could be adversely impacted by resulting additional costs and restrictions on our business activities.

Federal Reserve Proposed Rule on Prudential Standards. On January 5, 2012, the Federal Reserve issued a proposed rule with a comment deadline of April 30, 2012 that would implement the enhanced prudential and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the financial stability of the United States. The proposed prudential standards include: risk-based capital leverage and overall risk management requirements; liquidity standards; single-counterparty credit limits; stress test requirements; and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under ‘Other Significant Developments’). Our operations and business could be adversely impacted by additional costs and business activity restrictions if we are subject to the prudential standards as proposed.

Developments under the Finance Agency

Final Rule on Private Transfer Fee Covenants. On March 16, 2012, the Finance Agency issued a final rule which will be effective on July 16, 2012, that will restrict us from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, except for certain excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created. Based on the exceptions contained in the rule, we do not expect the rule to have a significant impact on our business and/or results of operation.

Finance Agency Advisory Bulletin on Asset Classification. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), effective the date of issuance. AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities.  For more information about the status of the FHLBNY’s implementation of AB 2012-02 and its expected impact, see Note 2. Recently Issued Accounting Standards and Interpretations in this Form 10-Q.

Other Significant Developments

Home Affordable Refinance Program Changes and Other Foreclosure Prevention Efforts. The Finance Agency, Fannie Mae, and Freddie Mac have announced a series of changes to the Home Affordable Refinance Program that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by Fannie Mae and Freddie Mac, and extending the end date for the program until December 31, 2013, for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented (or proposed) other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a homeowner’s monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently gained some popularity as well.  If the Finance Agency requires us to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.

Further, a settlement was announced between five of the nation’s largest mortgage servicers and the federal government and 49 of the state attorneys general. The announced settlement, among other things, will require implementation by those mortgage servicers of certain new servicing and foreclosure practices and includes certain incentives for these servicers to offer loan modifications in certain instances including reductions in principal amounts of certain loans. Other settlements of similar substance impacting important MBS servicers could also be reached.

These programs, proposals and settlements could ultimately impact our investments in MBS, including the timing and amount of cash flows we realize from those investments. We monitor these developments and assess the potential impact of relevant developments on our investments, including private-label MBS as well as on our securities and loan collateral and on the creditworthiness of any our members that could be impacted by these issues. We continue to update our models, including the models we use to analyze our investments in private-label MBS, based on developments such as these. Additional developments could result in further increases to our loss projections from these investments.

Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying our investments in agency MBS. If that should occur, these investments would be paid off in advance of our original expectations subjecting us to resulting premium acceleration and reinvestment risk.

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

On January 5, 2012, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements for nonbank financial companies designated as systemically important by the Oversight Council, as discussed above under ‘Developments Impacting Systemically Important Nonbank Financial Companies’. The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution’s structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the Federal Reserve’s proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for COs to the extent that impacted institutions divest or limit their investments in COs. On the other hand, the new requirements could incent our members to take our term advances to create and maintain balance sheet liquidity.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, the March 2011, June 2011, September 2011, December 2011, and March 2012, rates were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the first quarter of 2011 and the first quarter of 2012):

	Base Case DOE	-200bps DOE	+200bps DOE
March 31, 2011	-0.29	N/A	3.48
June 30, 2011	-0.36	N/A	2.68
September 30, 2011	-1.22	N/A	1.49
December 31, 2011	0.02	N/A	2.67
March 31, 2012	0.72	N/A	3.74

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

We do not solely rely on the DOE measure as a mismatch measure between assets and liabilities. We also perform the more traditional gap measure that subtracts re-pricing/maturing liabilities from re-pricing/maturing assets over time. We observe the differences over various horizons, but have set a 10 percent of assets limit on cumulative re-pricings at the one-year point. This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets, well within the limit:

One Year Re- pricing Gap
March 31, 2011	$5.123 Billion
June 30, 2011	$5.571 Billion
September 30, 2011	$6.548 Billion
December 31, 2011	$5.641 Billion
March 31, 2012	$5.354 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2011 and the first quarter of 2012):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
March 31, 2011	N/A	3.90%
June 30, 2011	N/A	12.26%
September 30, 2011	N/A	17.31%
December 31, 2011	N/A	13.93%
March 31, 2012	N/A	8.87%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2011 and the first quarter of 2012):

	Down-shock Change in MVE	+200bps Change in MVE
March 31, 2011	N/A	-3.96%
June 30, 2011	N/A	-2.52%
September 30, 2011	N/A	0.51%
December 31, 2011	N/A	-2.26%
March 31, 2012	N/A	-4.72%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of March 31, 2012 and December 31, 2011 (in millions):

	Interest Rate Sensitivity
	March 31, 2012
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$11,488	$198	$501	$231	$355
MBS Investments	8,912	508	644	221	2,835
Adjustable-rate loans and advances	6,405	—	—	—	—
Net unswapped	26,805	706	1,145	452	3,190

Fixed-rate loans and advances	17,100	2,968	11,541	17,783	12,625
Swaps hedging advances	43,375	(2,812)	(10,641)	(17,349)	(12,573)
Net fixed-rate loans and advances	60,475	156	900	434	52
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$87,280	$862	$2,045	$886	$3,242

Interest-bearing liabilities:
Deposits	$3,497	$—	$—	$—	$—

Discount notes	24,250	264	—	—	—
Swapped discount notes	(941)	—	—	—	941
Net discount notes	23,309	264	—	—	941

Consolidated Obligation Bonds
FHLB bonds	13,867	17,761	20,872	4,590	3,560
Swaps hedging bonds	41,363	(17,273)	(19,112)	(3,093)	(1,885)
Net FHLB bonds	55,230	488	1,760	1,497	1,675

Total interest-bearing liabilities	$82,036	$752	$1,760	$1,497	$2,616
Post hedge gaps (a):
Periodic gap	$5,244	$110	$285	$(611)	$626
Cumulative gaps	$5,244	$5,354	$5,639	$5,028	$5,654

	Interest Rate Sensitivity
	December 31, 2011
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$15,436	$229	$455	$216	$337
MBS Investments	8,954	527	571	214	2,306
Adjustable-rate loans and advances	6,271	—	—	—	—
Net unswapped	30,661	756	1,026	430	2,643

Fixed-rate loans and advances	14,242	3,746	12,147	17,034	13,551
Swaps hedging advances	44,910	(3,379)	(11,415)	(16,618)	(13,498)
Net fixed-rate loans and advances	59,152	367	732	416	53
Loans to other FHLBanks	—	—	—	—	—

Total interest-earning assets	$89,813	$1,123	$1,758	$846	$2,696

Interest-bearing liabilities:
Deposits	$2,130	$—	$—	$—	$—

Discount notes	21,239	885	—	—	—
Swapped discount notes	(248)	(610)	—	—	858
Net discount notes	20,991	275	—	—	858

Consolidated Obligation Bonds
FHLB bonds	20,922	13,594	24,443	4,272	3,217
Swaps hedging bonds	40,478	(13,095)	(22,740)	(2,923)	(1,720)
Net FHLB bonds	61,400	499	1,703	1,349	1,497

Total interest-bearing liabilities	$84,521	$774	$1,703	$1,349	$2,355
Post hedge gaps (a):
Periodic gap	$5,292	$349	$55	$(503)	$341
Cumulative gaps	$5,292	$5,641	$5,696	$5,193	$5,534

(a) Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at March 31, 2012.  Based on this evaluation, they concluded that as of March 31, 2012, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Federal Home Loan Bank of New York is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  There has been no material change with respect to a continuing legal proceeding involving the FHLBNY that was previously disclosed in Part 1, Item 3 of the FHLBNY’s 2011 Annual Report on Form 10-K filed on March 23, 2012.

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors included in the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Filed with this Form 10-Q	Form	File No.	Date Filed

10.01	2012 Director Compensation Policy (a)	X

10.02	Bank 2012 Incentive Compensation Plan(a)	X

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.01

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Statements of Condition at March 31, 2012, and December 31, 2011; (ii) Statements of Income for the Three Ended March 31, 2012 and 2011; (iii) Statements of Comprehensive Income for the Three Months ended March 31, 2012 and 2011 (iv) Statements of Capital Accounts for the Three Months ended March 31, 2012 and 2011; (v) Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; and (vi) Notes to Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101.01 is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and otherwise not subject to the liability of that section.

X

Notes:

(a)  This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York
(Registrant)

/s/ Kevin M. Neylan

Kevin M. Neylan
Senior Vice President and Chief Financial Officer
Federal Home Loan Bank of New York (on behalf of the registrant and as the Principal Financial Officer)

Date:  May 11, 2012