Form 10-Q
period 2012-06-30
Federal Home Loan Bank of New York
filed 2012-08-10
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2012 was 49,214,740.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (in thousands, except par value of capital stock)

As of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks (Note 3)	$913,863	$10,877,790
Federal funds sold	7,439,000	970,000
Available-for-sale securities, net of unrealized gains of $21,564 at June 30, 2012 and $16,419 at December 31, 2011 (Note 5)	2,739,702	3,142,636
Held-to-maturity securities (Note 4)
Long-term securities	11,797,267	10,123,805
Advances (Note 6)	77,610,305	70,863,777
Mortgage loans held-for-portfolio, net of allowance for credit losses of $6,878 at June 30, 2012 and $6,786 at December 31, 2011 (Note 7)	1,628,461	1,408,460
Accrued interest receivable	222,452	223,848
Premises, software, and equipment	12,655	13,487
Derivative assets (Note 15)	16,092	25,131
Other assets	13,874	13,406

Total assets	$102,393,671	$97,662,340

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$1,678,922	$2,066,598
Non-interest bearing demand	13,907	12,450
Term (Note 8)	30,000	22,000

Total deposits	1,722,829	2,101,048

Consolidated obligations, net (Note 9)
Bonds (Includes $20,233,312 at June 30, 2012 and $12,542,603 at December 31, 2011 at fair value under the fair value option)	72,964,182	67,440,522
Discount notes (Includes $1,595,484 at June 30, 2012 and $4,920,855 at December 31, 2011 at fair value under the fair value option)	21,331,398	22,123,325

Total consolidated obligations	94,295,580	89,563,847

Mandatorily redeemable capital stock (Note 11)	42,035	54,827

Accrued interest payable	138,786	146,247
Affordable Housing Program	131,960	127,454
Derivative liabilities (Note 15)	407,872	486,166
Other liabilities	142,643	136,340

Total liabilities	96,881,705	92,615,929

Commitments and Contingencies (Notes 11, 15 and 17)

Capital (Note 11)
Capital stock ($100 par value), putable, issued and outstanding shares: 48,882 at June 30, 2012 and 44,906 at December 31, 2011	4,888,199	4,490,601
Retained earnings
Unrestricted	765,697	722,198
Restricted (Note 11)	61,722	24,039
Total retained earnings	827,419	746,237
Total accumulated other comprehensive income (loss) (Note 12)	(203,652)	(190,427)

Total capital	5,511,966	5,046,411

Total liabilities and capital	$102,393,671	$97,662,340

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (in thousands, except per share data)

For the three and six months ended June 30, 2012 and 2011

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income
Advances (Note 6)	$105,105	$115,504	$213,500	$274,200
Interest-bearing deposits	965	555	1,622	1,521
Federal funds sold	4,443	1,601	6,803	4,147
Available-for-sale securities (Note 5)	6,086	7,521	12,772	16,160
Held-to-maturity securities (Note 4)
Long-term securities	69,600	69,275	138,935	140,331
Mortgage loans held-for-portfolio (Note 7)	16,338	15,842	32,165	31,328
Loans to other FHLBanks and other (Note 18)	1	—	2	—

Total interest income	202,538	210,298	405,799	467,687

Interest expense
Consolidated obligations-bonds (Note 9)	97,468	103,215	197,234	217,492
Consolidated obligations-discount notes (Note 9)	12,744	6,593	22,939	14,409
Deposits (Note 8)	178	358	422	828
Mandatorily redeemable capital stock (Note 11)	413	469	1,174	1,213
Cash collateral held and other borrowings (Note 18)	7	22	24	31

Total interest expense	110,810	110,657	221,793	233,973

Net interest income before provision (reversal) for credit losses	91,728	99,641	184,006	233,714

(Reversal) Provision for credit losses on mortgage loans	(202)	429	659	2,202

Net interest income after provision (reversal) for credit losses	91,930	99,212	183,347	231,512

Other income (loss)
Service fees and other	2,213	1,479	4,314	2,735
Instruments held at fair value - Unrealized gains (losses)(Note 16)	2,106	(6,141)	9,304	(5,401)

Total OTTI losses	(75)	(166)	(370)	(166)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive income (loss)	(693)	26	(956)	(344)
Net impairment losses recognized in earnings	(768)	(140)	(1,326)	(510)

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 15)	28,889	6,644	81,992	71,214
Net realized gains (losses) from sale of available-for-sale securities and redemption of held-to-maturity securities (Note 4 and 5)	—	17	256	17
Losses from extinguishment of debt and other	(4,930)	(3,647)	(19,889)	(55,540)

Total other income (loss)	27,510	(1,788)	74,651	12,515

Other expenses
Operating	7,064	7,650	14,463	15,180
Compensation and benefits	13,177	14,047	27,407	53,028
Finance Agency and Office of Finance	3,028	3,113	6,645	6,510

Total other expenses	23,269	24,810	48,515	74,718

Income before assessments	96,171	72,614	209,483	169,309

Affordable Housing Program (Note 10)	9,659	5,975	21,066	13,945
REFCORP (Note 10)	—	13,328	—	31,073

Total assessments	9,659	19,303	21,066	45,018

Net income	$86,512	$53,311	$188,417	$124,291

Basic earnings per share (Note 13)	$1.89	$1.24	$4.18	$2.85

Cash dividends paid per share	$1.12	$1.11	$2.38	$2.57

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (in thousands)

For the three and six months ended June 30, 2012 and 2011

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net Income	$86,512	$53,311	$188,417	$124,291
Other Comprehensive income (loss) adjustments
Net unrealized gains/losses on available-for-sale securities
Unrealized gains (losses)	4,679	3,634	5,145	(4,352)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion	—	(141)	(132)	(141)
Reclassification of non-credit portion included in net income	693	114	1,088	485
Accretion of non-credit portion	2,787	3,098	5,246	6,382
Total net non-credit portion of other-than-temporary impairment losses (gains) on held-to-maturity securities	3,480	3,071	6,202	6,726
Net unrealized gains/losses relating to hedging activities
Unrealized (losses) gains	(43,975)	(10,315)	(27,473)	(7,625)
Reclassification of losses (gains) included in net income	1,212	960	2,214	1,998
Total net unrealized (losses) gains relating to hedging activities	(42,763)	(9,355)	(25,259)	(5,627)
Pension and postretirement benefits	687	—	687	—
Total other comprehensive (loss) income adjustments	(33,917)	(2,650)	(13,225)	(3,253)
Total comprehensive income (loss)	$52,595	$50,661	$175,192	$121,038

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital - Unaudited (in thousands, except per share data)

For the six months ended June 30, 2012 and 2011

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2010	45,290	$4,528,962	$712,091	$—	$712,091	$(96,684)	$5,144,369

Proceeds from sale of capital stock	13,324	1,332,486	—	—	—	—	1,332,486
Redemption of capital stock	(12,003)	(1,200,255)	—	—	—	—	(1,200,255)
Shares reclassified to mandatorily redeemable capital stock	(33)	(3,349)	—	—	—	—	(3,349)
Cash dividends ($2.57 per share) on capital stock	—	—	(115,400)	—	(115,400)	—	(115,400)
Comprehensive income (loss)	—	—	124,291	—	124,291	(3,253)	121,038

Balance, June 30, 2011	46,578	$4,657,844	$720,982	$—	$720,982	$(99,937)	$5,278,889

Balance, December 31, 2011	44,906	$4,490,601	$722,198	$24,039	$746,237	$(190,427)	$5,046,411

Proceeds from sale of capital stock	23,712	2,371,201	—	—	—	—	2,371,201
Redemption of capital stock	(19,736)	(1,973,558)	—	—	—	—	(1,973,558)
Shares reclassified to mandatorily redeemable capital stock	—	(45)	—	—	—	—	(45)
Cash dividends ($2.38 per share) on capital stock	—	—	(107,235)	—	(107,235)	—	(107,235)
Comprehensive income (loss)	—	—	150,734	37,683	188,417	(13,225)	175,192

Balance, June 30, 2012	48,882	$4,888,199	$765,697	$61,722	$827,419	$(203,652)	$5,511,966

(a) Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the six months ended June 30, 2012 and 2011

	Six months ended
	June 30,
	2012	2011
Operating activities

Net Income	$188,417	$124,291

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	8,556	(40,152)
Concessions on consolidated obligations	2,274	4,091
Premises, software, and equipment	2,226	2,770
Provision for credit losses on mortgage loans	659	2,202
Net realized gains from redemption of held-to-maturity securities	(256)	(17)
Credit impairment losses on held-to-maturity securities	1,326	510
Change in net fair value adjustments on derivatives and hedging activities	137,714	215,310
Change in fair value adjustments on financial instruments held at fair value	(9,304)	5,401
Losses from extinguishment of debt	19,630	55,175
Net change in:
Accrued interest receivable	4,179	51,330
Derivative assets due to accrued interest	8,414	17,816
Derivative liabilities due to accrued interest	(3,649)	(48,331)
Other assets	650	4,639
Affordable Housing Program liability	4,506	(4,534)
Accrued interest payable	(6,485)	(20,194)
REFCORP liability	—	(6,885)
Other liabilities	(1,484)	(776)
Total adjustments	168,956	238,355
Net cash provided by (used in) operating activities	357,373	362,646
Investing activities
Net change in:
Interest-bearing deposits	(95,302)	299,039
Federal funds sold	(6,469,000)	513,000
Deposits with other FHLBanks	(63)	(73)
Premises, software, and equipment	(1,394)	(2,117)
Held-to-maturity securities:
Long-term securities
Purchased	(2,902,292)	(1,750,755)
Repayments	1,230,778	1,251,342
In-substance maturities	4,998	3,935
Available-for-sale securities:
Repayments	408,892	449,303
Proceeds from sales	342	315
Advances:
Principal collected	251,363,550	151,988,108
Made	(258,124,025)	(146,159,994)
Mortgage loans held-for-portfolio:
Principal collected	160,779	124,549
Purchased	(382,451)	(157,884)
Proceeds from sales of REO	761	701
Net cash (used in) provided by investing activities	(14,804,427)	6,559,469

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the six months ended June 30, 2012 and 2011

	Six months ended
	June 30,
	2012	2011
Financing activities
Net change in:
Deposits and other borrowings	$(398,916)	$(457,183)
Derivative contracts with financing element	(140,038)	(202,181)
Consolidated obligation bonds:
Proceeds from issuance	33,826,349	25,838,123
Payments for maturing and early retirement	(28,292,074)	(34,682,767)
Net payments on bonds transferred to other FHLBanks (a)	—	(167,381)
Consolidated obligation discount notes:
Proceeds from issuance	75,662,731	92,300,064
Payments for maturing	(76,452,496)	(84,675,055)
Capital stock:
Proceeds from issuance	2,371,201	1,332,486
Payments for redemption / repurchase	(1,973,558)	(1,200,255)
Redemption of mandatorily redeemable capital stock	(12,837)	(8,347)
Cash dividends paid (b)	(107,235)	(115,400)
Net cash provided by (used in) financing activities	4,483,127	(2,037,896)
Net (decrease) increase in cash and due from banks	(9,963,927)	4,884,219
Cash and due from banks at beginning of the period	10,877,790	660,873
Cash and due from banks at end of the period	$913,863	$5,545,092

Supplemental disclosures:
Interest paid	$247,821	$308,457
Affordable Housing Program payments (c)	$16,560	$18,479
REFCORP payments	$—	$37,958
Transfers of mortgage loans to real estate owned	$846	$328
Portion of non-credit OTTI gains on held-to-maturity securities	$(956)	$(344)

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

Significant Accounting Policies and Estimates

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the Bank’s securities portfolios, estimating the liabilities for employee benefit programs, and estimating fair values of certain assets and liabilities.  See Note 1. Significant Accounting Policies and Estimates in Notes to the Financial Statements of the Federal Home Loan Bank of New York filed on Form 10-K on March 23, 2012, which contains a summary of the Bank’s significant accounting policies and estimates.

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

Fair Value Measurement and Disclosure - Beginning January 1, 2012, the FHLBNY adopted the guidance under the FASB’s ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The guidance is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs, and its adoption will not change the FHLBNY’s methodologies for estimating fair value.  In compliance with the provisions under ASU 2011-04, the FHLBNY has provided disclosure of the level within the fair value hierarchy that each fair value measurement is classified for all financial instruments, regardless of whether they are measured at fair value on a recurring basis or not.  The FHLBNY’s disclosures with respect to the classification of its financial instruments and measurement of their significance are summarized in Note 16. Fair Values of Financial Instruments.  Also, see the FHLBNY’s most recent Form 10-K filed on March 23, 2012.

Note   2.                                                          Recently Issued Accounting Standards and Interpretations.

Disclosures about Offsetting Assets and Liabilities.  On December 16, 2011, the FASB and the International Accounting Standards Board (“IASB”) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company’s financial position, whether a company’s financial statements are prepared on the basis of GAAP or IFRS.  This guidance will require the FHLBNY to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on the statement of condition or subject to an enforceable master netting arrangement or similar agreement.  This guidance will be effective for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented.  The adoption of this guidance will result in expanded interim and annual financial statement disclosures, but will not affect the FHLBNY’s financial condition, results of operations or cash flows.

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

The guidance also prescribes the timing of asset charge-offs if an asset is at 180 days or more past due, subject to certain conditions.

The FHLBNY is continuing to review the guidance, and its preliminary conclusion is that adoption of the Advisory Bulletin would change the FHLBNY’s existing charge-off policy but would not impact the Bank’s credit classification practices, or the credit loss measurement methodologies in any significant manner.  Under existing policies, the FHLBNY records a charge-off on MPF loans based upon the occurrence of a confirming event, which is typically the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure.  Adoption of the Advisory Bulletin may accelerate the timing of charge-offs, and the FHLBNY is reviewing the operational aspects of implementing the guidance.  Pre-existing policies require the FHLBNY to record credit loss allowances on a loan level basis on all MPF loans delinquent 90-days or greater, and to measure the allowance based on the shortfall of the value of collateral (less estimated selling costs) to the recorded investment in the impaired loan.  Therefore, the FHLBNY does not expect an acceleration of the charge-offs to impact results of financial condition, results of operations and cash flows, other than to reduce the credit loss allowance and an offsetting reduction in the carrying value of the impaired loans.  The FHLBanks are currently assessing the provisions of the Advisory Bulletin in coordination with the FHFA and have not determined the timing of the implementation.

Note   3.                                                          Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.

Compensating Balances

The Bank maintained average required clearing balances with the Federal Reserve Banks of approximately $1.0  million as of June 30, 2012 and December 31, 2011.  The Bank uses earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $74.6 million and $69.6 million as of June 30, 2012 and December 31, 2011.  The Bank includes member reserve balances in Other liabilities in the Statements of Condition.

Note   4.                                                          Held-to-Maturity Securities.

Major Security Types

The amortized cost basis, the gross unrecognized holding gains and losses (a), the fair values of held-to-maturity securities, and OTTI recognized in AOCI were as follows (in thousands):

	June 30, 2012
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$552,443	$—	$552,443	$44,683	$—	$597,126
Freddie Mac	160,124	—	160,124	11,227	—	171,351
Total pools of mortgages	712,567	—	712,567	55,910	—	768,477

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	3,466,517	—	3,466,517	34,156	(167)	3,500,506
Freddie Mac	2,955,997	—	2,955,997	35,118	—	2,991,115
Ginnie Mae	77,492	—	77,492	891	—	78,383
Total CMOs/REMICs	6,500,006	—	6,500,006	70,165	(167)	6,570,004

Commercial Mortgage-Backed Securities
Fannie Mae	100,422	—	100,422	9,681	—	110,103
Freddie Mac	3,130,832	—	3,130,832	206,235	—	3,337,067
Ginnie Mae	30,957	—	30,957	946	—	31,903
Total commercial mortgage-backed securities	3,262,211	—	3,262,211	216,862	—	3,479,073

Non-GSE MBS (b)
CMOs/REMICs	132,658	(1,391)	131,267	3,244	(1,077)	133,434

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	143,171	—	143,171	—	(7,476)	135,695
Home equity loans (insured) (c)	217,462	(49,510)	167,952	36,159	(5,153)	198,958
Home equity loans (uninsured)	145,143	(18,745)	126,398	13,879	(14,893)	125,384
Total asset-backed securities	505,776	(68,255)	437,521	50,038	(27,522)	460,037

Total MBS	11,113,218	(69,646)	11,043,572	396,219	(28,766)	11,411,025

Other
State and local housing finance agency obligations	753,695	—	753,695	2,607	(73,638)	682,664

Total Held-to-maturity securities	$11,866,913	$(69,646)	$11,797,267	$398,826	$(102,404)	$12,093,689

	December 31, 2011
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$652,061	$—	$652,061	$49,797	$—	$701,858
Freddie Mac	187,515	—	187,515	12,709	—	200,224
Total pools of mortgages	839,576	—	839,576	62,506	—	902,082

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,811,573	—	2,811,573	30,131	(1,866)	2,839,838
Freddie Mac	2,822,438	—	2,822,438	47,207	(1,604)	2,868,041
Ginnie Mae	89,586	—	89,586	741	—	90,327
Total CMOs/REMICs	5,723,597	—	5,723,597	78,079	(3,470)	5,798,206

Commercial Mortgage-Backed Securities
Fannie Mae	100,445	—	100,445	8,326	—	108,771
Freddie Mac	1,993,002	—	1,993,002	138,025	—	2,131,027
Ginnie Mae	34,447	—	34,447	978	—	35,425
Total commercial mortgage-backed securities	2,127,894	—	2,127,894	147,329	—	2,275,223

Non-GSE MBS (b)
CMOs/REMICs	186,805	(1,708)	185,097	2,925	(1,343)	186,679

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	153,881	—	153,881	—	(8,387)	145,494
Home equity loans (insured) (c)	230,901	(53,596)	177,305	34,483	(5,853)	205,935
Home equity loans (uninsured)	157,089	(20,545)	136,544	14,294	(18,395)	132,443
Total asset-backed securities	541,871	(74,141)	467,730	48,777	(32,635)	483,872

Total MBS	9,419,743	(75,849)	9,343,894	339,616	(37,448)	9,646,062

Other
State and local housing finance agency obligations	779,911	—	779,911	2,433	(80,032)	702,312

Total Held-to-maturity securities	$10,199,654	$(75,849)	$10,123,805	$342,049	$(117,480)	$10,348,374

(a)

Unrecognized gross holding gains and losses represent the difference between fair value and carrying value of a held-to-maturity security. At June 30, 2012 and December 31, 2011, the FHLBNY had pledged MBS with an amortized cost basis of $3.4 million and $2.0 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

(b)	Private-label MBS.
(c)

Amortized cost - Manufactured housing bonds insured by AGM (formerly FSA) were $143.2 million and $153.9 million at June 30, 2012 and December 31, 2011.  Asset-backed securities (supported by home equity loans) insured by AGM were $71.8 million and $73.7 million at June 30, 2012 and December 31, 2011.  Asset-backed securities (supported by home equity loans) insured by Ambac and MBIA, together, were $145.7 million and $157.2 million at June 30, 2012 and December 31, 2011.  For the purpose of calculating OTTI, the FHLBNY has determined that it will not rely on Ambac for projected cash flow shortfalls.  The FHLBNY will rely on MBIA through September 30, 2012.

Unrealized Losses

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis.  The fair values and gross unrealized holding losses (a) are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$295,912	$(73,638)	$295,912	$(73,638)
MBS Investment Securities
MBS-GSE
Fannie Mae	267,304	(167)	—	—	267,304	(167)
MBS-Private-Label	12,144	(48)	462,708	(49,255)	474,852	(49,303)
Total MBS	279,448	(215)	462,708	(49,255)	742,156	(49,470)
Total	$279,448	$(215)	$758,620	$(122,893)	$1,038,068	$(123,108)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$292,348	$(80,032)	$292,348	$(80,032)
MBS Investment Securities
MBS-GSE
Fannie Mae	993,420	(1,866)	—	—	993,420	(1,866)
Freddie Mac	729,246	(1,604)	—	—	729,246	(1,604)
Total MBS-GSE	1,722,666	(3,470)	—	—	1,722,666	(3,470)
MBS-Private-Label	19,418	(430)	525,436	(61,469)	544,854	(61,899)
Total MBS	1,742,084	(3,900)	525,436	(61,469)	2,267,520	(65,369)
Total	$1,742,084	$(3,900)	$817,784	$(141,501)	$2,559,868	$(145,401)

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

	June 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing finance agency obligations
Due in one year or less	$1,715	$1,725	$3,315	$3,347
Due after one year through five years	8,300	9,001	—	—
Due after five years through ten years	60,030	58,187	59,175	58,750
Due after ten years	683,650	613,751	717,421	640,215
State and local housing finance agency obligations	753,695	682,664	779,911	702,312

Mortgage-backed securities
Due after one year through five years	76,019	76,637	972	981
Due after five years through ten years	4,158,335	4,399,685	2,836,464	3,005,000
Due after ten years	6,878,864	6,934,703	6,582,307	6,640,081
Mortgage-backed securities	11,113,218	11,411,025	9,419,743	9,646,062

Total Held-to-maturity securities	$11,866,913	$12,093,689	$10,199,654	$10,348,374

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	June 30, 2012		December 31, 2011
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$4,487,718	$4,485,305	$3,528,227	$3,525,334
Floating	5,326,026	5,326,026	4,391,908	4,391,907
CMO Total	9,813,744	9,811,331	7,920,135	7,917,241
Pass Thru (a)
Fixed	1,181,163	1,114,992	1,373,804	1,301,956
Floating	118,311	117,249	125,804	124,697
Pass Thru Total	1,299,474	1,232,241	1,499,608	1,426,653
Total MBS	11,113,218	11,043,572	9,419,743	9,343,894
State and local housing finance agency obligations
Fixed	85,870	85,870	106,901	106,901
Floating	667,825	667,825	673,010	673,010
Total HFA	753,695	753,695	779,911	779,911
Total Held-to-maturity securities	$11,866,913	$11,797,267	$10,199,654	$10,123,805

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

The following tables present the key characteristics of securities determined to be OTTI (in thousands):

							Three months ended		Six months ended
	Three months ended June 30, 2012 (a)						June 30, 2012		June 30, 2012
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b)		OTTI (b)
Security		Fair		Fair		Fair	Credit	Non-credit	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss

HEL Subprime (c)	$—	$—	$15,585	$9,205	$—	$—	$(768)	$693	$(1,326)	$956

	Three months ended June 30, 2011 (a)						Three months ended June 30, 2011		Six months ended June 30, 2011
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b)		OTTI (b)
Security		Fair		Fair		Fair	Credit	Non-credit	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss

HEL Subprime (c)	$19,298	$10,900	$—	$—	$—	$—	$(140)	$(26)	$(510)	$344

(a)	Unpaid principal balances and fair values on securities deemed to be OTTI at the OTTI determination quarter end dates.
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

Based on cash flow testing, the Bank believes no additional OTTI exists for the remaining investments at June 30,  2012.   The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at June 30, 2012, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$35,289	$29,508	$34,731	$29,138
Additions for OTTI on securities not previously impaired	—	25	—	25
Additional credit losses for which an OTTI charge was previously recognized	768	115	1,326	485
Ending balance	$36,057	$29,648	$36,057	$29,648

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for all private-label MBS at June 30, 2012 and December 31, 2011, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at June 30, 2012
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-3.4	1.6	3.2-31.9	23.6	30.0-63.2	36.3
RMBS Alt-A	1.0-1.5	1.0	2.0-7.9	3.3	30.0-33.3	30.3
HEL Subprime (e)	1.3-12.5	4.6	2.0-13.5	4.0	30.0-100.0	70.7
Manufactured Housing Loans	3.5-6.0	4.9	2.1-3.0	2.5	74.5-79.5	77.3

	Key Base Assumptions - All PLMBS at December 31, 2011
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-4.3	1.6	5.2-42.0	21.4	30.0-85.4	37.4
RMBS Alt-A	1.0-1.0	1.0	2.0-11.5	4.2	30.0-30.0	30.0
HEL Subprime (e)	1.0-11.5	4.4	2.0-13.0	3.6	30.0-100.0	74.6
Manufactured Housing Loans	3.5-6.7	5.3	2.1-2.3	2.2	76.6-76.8	76.7

(a)	Conditional Default Rate (CDR): 1— ((1-MDR)^12) where, MDR is defined as the “Monthly Default Rate (MDR)” = (Beginning Principal Balance of Liquidated Loans)/(Total Beginning Principal Balance).
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

Significant Inputs

Three PLMBS were determined to be credit OTTI at June 30, 2012.  The fair values of two of the three bonds were recorded at fair value of $5.8 million on a non-recurring basis, and categorized within Level 3 of the fair value hierarchy.  The FHLBNY has used third party pricing as the fair values of all MBS, including the bonds deemed OTTI.  Third party prices were obtained from four pricing services, the prices were clustered, and then averaged as described in Note 16. Fair Values of Financial Instruments.  The table below provides the distribution of the prices, and the average price adopted (dollars in thousands except for price).

	Significant Inputs
	Securities deemed OTTI at June 30, 2012
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating

Home Equity Loans
Subprime
Bond 1	$3,554	$3,554	$3,554	3	$49.25 - 70.32	$52.00	D
Bond 2	2,293	2,293	2,293	3	46.95 - 60.66	50.80	D
Bond 3	2,975	3,358	—	3	77.58 - 81.42	79.27	BB
Total Home Equity Loans	$8,822	$9,205	$5,847		$46.95 - 81.42	$182.07

Disaggregation of the Level 3 bonds is by collateral type supporting the credit structure of the PLMBS, and the FHLBNY deems that no further disaggregation is necessary for a qualitative understanding of the sensitivity of fair values.

Note   5.                                                          Available-for-Sale Securities.

Major Security Types — The amortized cost, gross unrealized gains, losses and fair value (a) of investments classified as AFS were as follows (in thousands):

	June 30, 2012
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (b)	$184	$—	$—	$—	$184
Equity funds (b)	5,286	—	376	(195)	5,467
Fixed income funds (b)	3,400	—	362	—	3,762
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	2,659,737	—	21,422	(66)	2,681,093
CMBS-Floating	49,531	—	—	(335)	49,196
Total Available-for-sale securities	$2,718,138	$—	$22,160	$(596)	$2,739,702

	December 31, 2011
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (b)	$125	$—	$—	$—	$125
Equity funds (b)	5,955	—	124	(560)	5,519
Fixed income funds (b)	3,241	—	282	—	3,523
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,067,213	—	18,263	(1,516)	3,083,960
CMBS-Floating	49,683	—	—	(174)	49,509
Total Available-for-sale securities	$3,126,217	$—	$18,669	$(2,250)	$3,142,636

(a)	The carrying value of AFS securities equals fair value. No AFS securities had been pledged at June 30, 2012 and December 31, 2011.
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

Unrealized Losses — MBS Classified as AFS Securities (in thousands):

	June 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMBS	$—	$—	$49,196	$(335)	$49,196	$(335)
Freddie Mac-CMOs	—	—	132,296	(66)	132,296	(66)
Total MBS-GSE	$—	$—	$181,492	$(401)	$181,492	$(401)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMOs	$162,451	$(127)	$247,794	$(474)	$410,245	$(601)
Fannie Mae-CMBS	49,509	(174)	—	—	49,509	(174)
Freddie Mac-CMOs	77,834	(29)	304,846	(886)	382,680	(915)
Total MBS-GSE	$289,794	$(330)	$552,640	$(1,360)	$842,434	$(1,690)

Management of the FHLBNY has concluded that gross unrealized losses at June 30, 2012 and December 31, 2011, as summarized in the tables above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets.  The FHLBNY has reviewed the investment security holdings and determined, based on creditworthiness of the securities and including any underlying collateral and/or insurance provisions of the security, that unrealized losses in the analysis above represent temporary impairment.

Impairment Analysis on AFS Securities — The Bank’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations, which are “pass through” securities.  The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and a U.S. agency by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.  Management has not made a decision to sell such securities at June 30, 2012 or subsequently.  Management also concluded that it would likely not be required to sell such securities before recovery of the amortized cost basis of the security.  The FHLBNY believes that these securities were not OTTI as of June 30, 2012 and December 31, 2011.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities
Due after five years through ten years	$49,531	$49,196	$49,683	$49,509
Due after ten years	2,659,737	2,681,093	3,067,213	3,083,960
Fixed income funds, equity funds and cash equivalents (b)	8,870	9,413	9,321	9,167

Total Mortgage-backed securities	$2,718,138	$2,739,702	$3,126,217	$3,142,636

(a) The carrying value of AFS securities equals fair value.

(b) Determined to be redeemable at short notice.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Mortgage pass-throughs-GSE/U.S. agency issued
Floating - LIBOR indexed	$2,659,737	$2,681,093	$3,067,213	$3,083,960
Floating CMBS - LIBOR indexed	49,531	49,196	49,683	49,509

Total Mortgage-backed securities (a)	$2,709,268	$2,730,289	$3,116,896	$3,133,469

(a) Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 6.                     Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2012			December 31, 2011
		Weighted (b)			Weighted (b)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$21,706,239	1.29%	29.43%	$20,417,821	1.44%	30.48%
Due after one year through two years	14,196,081	1.39	19.25	6,746,684	2.70	10.07
Due after two years through three years	4,225,530	2.44	5.73	6,642,878	2.38	9.92
Due after three years through four years	11,639,182	3.18	15.78	6,629,810	2.57	9.90
Due after four years through five years	9,118,231	4.02	12.36	10,999,042	3.99	16.42
Due after five years through six years	8,737,853	3.42	11.85	10,840,355	3.89	16.18
Thereafter	4,126,261	2.37	5.60	4,712,312	2.71	7.03

Total par value	73,749,377	2.32%	100.00%	66,988,902	2.68%	100.00%

Discount on AHP advances (a)	(2)			(15)
Hedging adjustments	3,860,930			3,874,890

Total	$77,610,305			$70,863,777

(a)       Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rates on AHP advances ranged from 1.25% to 3.50% at June 30, 2012 and at December 31, 2011.

(b)       The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

Advance Prepayment — The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk.  When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that would continue to be funded by higher-cost debt.  To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance.  Member initiated prepayments totaled $0.6 billion and $0.8 billion for the three and six months ended June 30, 2012, and $0.8 billion and $7.9 billion for the same periods in 2011.  Prepayment fees of $8.4 million and $9.4 million were recorded in interest income for the three and six months ended June 30, 2012, and $9.6 million and $52.4 million for the same periods in 2011.  For a hedged advance that is prepaid, prepayment fees are recorded net of fair value basis adjustments of the prepaid advances.

Monitoring and Evaluating Credit Losses — Advances

Summarized below are the FHLBNY’s assessment methodologies for evaluating credit losses on advances.  These methodologies have not changed from those reported and discussed in the audited financial statements included in the FHLBNY’s most recent Form 10-K, filed on March 23, 2012.

The FHLBNY closely monitors the creditworthiness of the institutions to which it lends.  The FHLBNY also closely monitors the quality and value of the assets that are pledged as collateral by its members.  The FHLBNY’s members are required to pledge collateral to secure advances.  Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest.  The FHLBNY has the right to take such steps, as it deems necessary to protect its secured position on outstanding advances, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan.  This provision would benefit the FHLBNY in a scenario when a member defaults).  The FHLBNY also has a statutory lien under the FHLBank Act on members’ capital stock, which serves as further collateral for members’ indebtedness to the FHLBNY.

Credit Risk.  The management of the Bank has policies and procedures in place to manage credit risk.  There were no past due advances and all advances were current for all periods in this report.  Management does not anticipate any credit losses, and accordingly, the Bank has not provided an allowance for credit losses on advances.  The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies.

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19. Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all of these institutions and it does not expect to incur any credit losses.

Collateral Coverage of Advances

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of June 30,  2012 and December 31, 2011, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY priority over the claims or rights of any other party.  The two exceptions are claims that would be entitled to priority under otherwise applicable law or perfected security interests.  All member obligations with the Bank were fully collateralized throughout their entire term.  The total of collateral pledged to the Bank includes excess collateral pledged above the Bank’s minimum collateral requirements.  However, a “Maximum Lendable Value” is established to ensure that the Bank has sufficient eligible collateral securing credit extensions.  For more information about the FHLBNY’s collateral practices, see the most recent Form 10-K filed on March 23, 2012.

The following table summarizes pledged collateral at June 30, 2012 and December 31, 2011 (in thousands):

Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d)
June 30, 2012	$73,749,377	$6,015,409	$79,764,786	$183,623,701	$39,388,435	$223,012,136
December 31, 2011	$66,988,902	$2,865,788	$69,854,690	$152,236,826	$40,912,212	$193,149,038

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

The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession of the FHLBNY or that of its safekeeping agent (in thousands):

Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Collateral Pledged for AHP (a)	Total Collateral Received
June 30, 2012	$45,217,609	$177,921,319	$(126,792)	$223,012,136
December 31, 2011	$46,773,857	$146,485,001	$(109,820)	$193,149,038

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$359,582	22.34%	$329,659	23.55%
Fixed long-term single-family mortgages	1,249,535	77.65	1,069,956	76.43
Multi-family mortgages	179	0.01	246	0.02

Total par value	1,609,296	100.00%	1,399,861	100.00%

Unamortized premiums	25,625		16,811
Unamortized discounts	(3,056)		(3,592)
Basis adjustment (b)	3,474		2,166

Total mortgage loans held-for-portfolio	1,635,339		1,415,246
Allowance for credit losses	(6,878)		(6,786)
Total mortgage loans held-for-portfolio after allowance for credit losses	$1,628,461		$1,408,460

(a) Conventional mortgages represent the majority of mortgage loans held-for-portfolio.

(b) Represents fair value basis of open and closed delivery commitments.

No loans were transferred to a “loan-for-sale” category.  From time to time, the Bank may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards.  PFIs did not repurchase any loans in the three months ended June 30, 2012.  In the six months ended June 30, 2012, PFIs repurchased $0.2 million of loans.  PFIs repurchased $2.9 million and $4.7 million of loans in the same periods of 2011.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $16.3 million and $13.6 million at June 30, 2012 and December 31, 2011.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a

Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $0.4 million and $0.8 million for the three and six months ended June 30, 2012, and $0.3 million and $0.7 million for the same periods in 2011.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following provides a rollforward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Allowance for credit losses:
Beginning balance	$7,260	$6,969	$6,786	$5,760
Charge-offs	(214)	(1,091)	(702)	(1,706)
Recoveries	34	42	135	93
Provision (reversal) for credit losses on mortgage loans	(202)	429	659	2,202
Ending balance	$6,878	$6,349	$6,878	$6,349

Ending balance, individually evaluated for impairment	$6,878	$6,349	$6,878	$6,349

Recorded investment, end of period:	June 30, 2012	December 31, 2011
Individually evaluated for impairment
Impaired, with or without a related allowance (c)	$27,882	$27,054
Not impaired, no related allowance	1,569,939	1,368,062
	$1,597,821	$1,395,116

Collectively evaluated for impairment (b)
Impaired, with or without a related allowance (b)	$289	$280
Not impaired, no related allowance	45,495	25,194
	$45,784	$25,474

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

(c) When a conventional loan is identified as impaired (i.e. it is past due 90 days or more), and if the impaired loan is well collateralized, no allowance may be necessary.

Non-performing Loans

The FHLBNY’s impaired (a) mortgage loans are reported in the table below (in thousands):

	June 30, 2012	December 31, 2011

Mortgage loans, net of provisions for credit losses	$1,628,461	$1,408,460

Non-performing mortgage loans - Conventional	$27,296	$26,696

Insured MPF loans past due 90 days or more and still accruing interest	$287	$278

(a) Includes loans classified as sub-standard, doubtful or loss under regulatory criteria.

The following table summarizes the recorded investment, the unpaid principal balance and related allowance for impaired loans (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	June 30, 2012			Three months ended June 30, 2012		Six months ended June 30, 2012
		Unpaid		Average	Interest	Average	Interest
Impaired Loans	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized (b)	Investment	Recognized (b)
With no related allowance:
Conventional MPF Loans (a) (b)	$5,972	$5,981	$—	$5,873	$—	$5,988	$—
With an allowance:
Conventional MPF Loans (a)	21,910	21,927	6,878	22,046	—	22,237	—
Total Conventional MPF Loans (a)	$27,882	$27,908	$6,878	$27,919	$—	$28,225	$—

	December 31, 2011
		Unpaid		Average	Interest
Impaired Loans	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a) (b)	$5,801	$5,790	$—	$4,605	$—
With an allowance:
Conventional MPF Loans (a)	21,253	21,287	6,786	21,572	—
Total Conventional MPF Loans (a)	$27,054	$27,077	$6,786	$26,177	$—

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

(c) Insured loans were not considered impaired.  The Bank does not record interest received to income from uninsured loans past due 90 days or greater.

Mortgage Loans — Interest on Non-performing Loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Interest contractually due (a)	$393	$377	$785	$742
Interest actually received	367	347	751	684

Shortfall	$26	$30	$34	$58

(a) The Bank does not recognize interest received as income from uninsured loans past due 90 days or greater.  Cash received is considered as an advance from the PFI or the servicer and recorded as a liability until the loan is performing again.

Recorded investments (a) in MPF loans that were past due loans and real estate owned are summarized below (in thousands):

	June 30, 2012			December 31, 2011
	Conventional	Insured	Other	Conventional	Insured	Other
Mortgage loans:	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Past due 30 - 59 days	$17,690	$883	$—	$21,757	$1,009	$—
Past due 60 - 89 days	5,421	140	—	5,920	172	—
Past due 90 days or more	27,272	289	—	26,675	280	—
Total past due	50,383	1,312	—	54,352	1,461	—
Total current loans	1,547,258	44,472	180	1,340,516	24,013	248
Total mortgage loans	$1,597,641	$45,784	$180	$1,394,868	$25,474	$248
Other delinquency statistics:
Loans in process of foreclosure, included above	$21,058	$179	$—	$18,499	$163	$—
Serious delinquency rate (b)	1.74%	0.63%	—%	1.94%	1.10%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$27,841	$289	$—	$27,028	$280	$—
Past due 90 days or more and still accruing interest	$—	$289	$—	$—	$280	$—
Loans on non-accrual status	$27,272	$—	$—	$26,675	$—	$—
Troubled debt restructurings	$837	$—	$—	$816	$—	$—
Real estate owned	$647			$589

(a) Recorded investments include accrued interest receivable and would not equal reported carrying values.

(b) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan portfolio class recorded investment.

Troubled Debt Restructurings (“TDR”) — At June 30, 2012, the numbers and amounts of mortgage loans classified as TDR were not significant.

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

Prepayment Risks — Mortgage Loans — The FHLBNY invests in mortgage assets.  The prepayment options embedded in mortgage assets can result in extensions or reductions in the expected maturities of these investments, depending on changes in estimated prepayment speeds.  Finance Agency regulations limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and changes in market value of equity.  The FHLBNY may manage against prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features.  The FHLBNY issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.  The FHLBNY analyzes the duration, convexity and earnings risk of the mortgage portfolio on a regular basis under various rate scenarios.  Net income could be reduced if the FHLBNY replaces the mortgages with lower yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.

Note 8.                     Term Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.

The following table summarizes term deposits (in thousands):

	June 30, 2012	December 31, 2011

Term deposits due in one year or less	$30,000	$22,000

Note 9.                     Consolidated Obligations.

Consolidated obligations are the joint and several obligations of the FHLBanks, and consist of bonds and discount notes.  The FHLBanks issue consolidated obligations through the Office of Finance as their fiscal agent.  In connection with each debt issuance, a FHLBank specifies the amount of debt it wants issued on its behalf.  The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. Each FHLBank separately tracks and records as liability its specific portion of consolidated obligations for which it is the primary obligor.  Consolidated bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity.  Consolidated discount notes are issued primarily to raise short-term funds.  Discount notes sell at less than their face amount and are redeemed at par value when they mature.

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that an FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.7 trillion as of June 30, 2012 and December 31, 2011.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	June 30, 2012	December 31, 2011

Percentage of unpledged qualifying assets to consolidated obligations	108%	109%

The following summarizes consolidated obligations issued by the FHLBNY and outstanding at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011

Consolidated obligation bonds-amortized cost	$71,978,223	$66,448,705
Fair value basis adjustments	916,865	979,013
Fair value basis on terminated hedges	63,782	201
FVO (a)-valuation adjustments and accrued interest	5,312	12,603

Total Consolidated obligation-bonds	$72,964,182	$67,440,522

Discount notes-amortized cost	$21,331,174	$22,121,109
Fair value basis adjustments	6	(1,467)
FVO (a)-valuation adjustments and remaining accretion	218	3,683

Total Consolidated obligation-discount notes	$21,331,398	$22,123,325

(a) Accounted under the Fair Value Option rules.

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2012			December 31, 2011
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$39,826,430	0.63%	55.42%	$34,498,875	0.63%	52.00%
Over one year through two years	19,647,850	1.11	27.34	20,552,410	1.23	30.99
Over two years through three years	3,513,855	2.44	4.89	3,801,280	2.62	5.73
Over three years through four years	2,922,875	2.12	4.07	3,282,190	2.60	4.95
Over four years through five years	1,372,030	1.30	1.91	971,735	2.52	1.47
Over five years through six years	1,237,335	3.34	1.72	873,470	3.78	1.32
Thereafter	3,347,675	2.99	4.65	2,349,335	3.83	3.54

Total par value	71,868,050	1.08%	100.00%	66,329,295	1.21%	100.00%

Bond premiums (b)	136,248			145,869
Bond discounts (b)	(26,075)			(26,459)
Fair value basis adjustments	916,865			979,013
Fair value basis adjustments on terminated hedges	63,782			201
FVO (c) - valuation adjustments and accrued interest	5,312			12,603

Total Consolidated obligation-bonds	$72,964,182			$67,440,522

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)

Amortization of bond premiums and discounts resulted in net reduction of interest expense of $15.1 million and $29.1 million for the three and six months ended June 30, 2012, and $13.5 million and $26.2 million for the same periods in 2011.  Amortization of basis adjustments from terminated hedges was $1.2 million and $2.2 million for the three and six months ended June 30, 2012, and $1.0 million and $2.0 million for the same periods in 2011.

(c)	Accounted under the Fair Value Option rules.

Consolidated Obligation Bonds Extinguished, Transferred To and Assumed from Other FHLBanks

The FHLBNY typically retires debt to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.  When assets are prepaid ahead of their expected or contractual maturities, the FHLBNY also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns.  Bond retirement typically requires a payment of a premium resulting in a loss.  The FHLBNY typically receives prepayment fees when assets are prepaid, making us economically whole. In the three months ended June 30, 2012 and the same period in 2011, the Bank transferred or retired $81.0 million and $26.2 million of consolidated obligation bonds, resulting in a charge to Net income of $4.9 million and $3.4 million in the two periods.  In the six months ended June 30, 2012 and the same period in 2011, the Bank transferred or retired $208.5 million and $504.7 million of consolidated obligation bonds, resulting in a charge to Net income of $19.6 million and $55.2 million in the two periods.  Debt transfers to another FHLBank and re-purchases are at negotiated market rates.  Debt extinguished other than through a transfer (to another FHLBank) is re-purchased from investors through bond dealers.

The Bank did not assume debt from another FHLBank in the first two quarters of 2012 and 2011.  Debt assumption would be to meet asset-liability requirements.

Interest rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$53,223,050	74.06%	$47,108,685	71.02%
Fixed-rate, callable	6,355,000	8.84	1,935,610	2.92
Step Up, callable	1,305,000	1.82	950,000	1.43
Single-index floating rate	10,985,000	15.28	16,335,000	24.63

Total par value	71,868,050	100.00%	66,329,295	100.00%

Bond premiums	136,248		145,869
Bond discounts	(26,075)		(26,459)
Fair value basis adjustments	916,865		979,013
Fair value basis adjustments on terminated hedges	63,782		201
Fair value option valuation adjustments and accrued interest	5,312		12,603

Total Consolidated obligation-bonds	$72,964,182		$67,440,522

Discount Notes

Consolidated obligation-discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated obligation-discount notes were as follows (dollars in thousands):

	June 30, 2012	December 31, 2011

Par value	$21,336,883	$22,127,530

Amortized cost	21,331,174	22,121,109
Fair value basis adjustments	6	(1,467)
Fair value option valuation adjustments	218	3,683

Total discount notes	$21,331,398	$22,123,325

Weighted average interest rate	0.11%	0.07%

Note   10.               Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability set aside for the AHP, see the Bank’s most recent Form 10-K filed on March 23, 2012.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$130,629	$135,131	$127,454	$138,365
Additions from current period’s assessments	9,659	5,975	21,066	13,945
Net disbursements for grants and programs	(8,328)	(7,275)	(16,560)	(18,479)
Ending balance	$131,960	$133,831	$131,960	$133,831

Note  11.       Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

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

Risk-based Capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	June 30, 2012		December 31, 2011
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a), (e)	$531,362	$5,757,653	$495,427	$5,291,666
Total capital-to-asset ratio	4.00%	5.62%	4.00%	5.42%
Total capital (b)	$4,095,747	$5,757,653	$3,906,494	$5,291,666
Leverage ratio	5.00%	8.43%	5.00%	8.13%
Leverage capital (c)	$5,119,684	$8,636,479	$4,883,117	$7,937,449

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances (in thousands):

	June 30, 2012	December 31, 2011

Redemption less than one year	$22,429	$34,264
Redemption from one year to less than three years	2,089	2,990
Redemption from three years to less than five years	5,013	4,567
Redemption from five years or greater	12,504	13,006

Total	$42,035	$54,827

Voluntary and Involuntary Withdrawal and Changes in Membership — Changes in membership due to mergers were not significant in any periods in this report.  When a member is acquired by a non-member, the FHLBNY reclassifies stock of the member to a liability on the day the member’s charter is dissolved.  Under existing practice, the FHLBNY repurchases Class B2 capital stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances.  Class B1 membership stock held by former members is reviewed and repurchased annually.

The following table provides withdrawals and terminations in membership:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Voluntary Termination/Notices Received and Pending	1	1	1	1

Involuntary Termination (a)	1	—	2	1

Non-member due to merger	—	1	—	1

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

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$42,960	$59,126	$54,827	$63,219
Capital stock subject to mandatory redemption reclassified from equity	45	3,250	45	3,349
Redemption of mandatorily redeemable capital stock (a)	(970)	(4,155)	(12,837)	(8,347)

Ending balance	$42,035	$58,221	$42,035	$58,221

Accrued interest payable (b)	$475	$659	$475	$659

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates were 4.50% for the three months ended June 30, 2012 and 2011.

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

At June 30, 2012, restricted retained earnings were $61.7 million.  The one percent restricted retained earnings target would have been $855.0 million if the calculations were based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter as per provisions under the Capital Agreement.

Note   12.               Total Comprehensive Income.

Changes in AOCI and total comprehensive income were as follows for the three and six months ended June 30, 2012 and the same periods in 2011 (in thousands):

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income (loss)

Balance, March 31, 2011	$14,979	$(98,275)	$9,004	$(11,468)	$(11,527)	$(97,287)

Net change	3,634	2,956	115	(9,355)	—	(2,650)	$53,311	$50,661

Balance, June 30, 2011	$18,613	$(95,319)	$9,119	$(20,823)	$(11,527)	$(99,937)

Balance, March 31, 2012	$16,885	$(87,273)	$14,146	$(94,481)	$(19,012)	$(169,735)

Net change	4,679	2,787	693	(42,763)	687	(33,917)	$86,512	$52,595

Balance, June 30, 2012	$21,564	$(84,486)	$14,839	$(137,244)	$(18,325)	$(203,652)

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2010	$22,965	$(101,560)	$8,634	$(15,196)	$(11,527)	$(96,684)

Net change	(4,352)	6,241	485	(5,627)	—	(3,253)	$124,291	$121,038

Balance, June 30, 2011	$18,613	$(95,319)	$9,119	$(20,823)	$(11,527)	$(99,937)

Balance, December 31, 2011	$16,419	$(89,600)	$13,751	$(111,985)	$(19,012)	$(190,427)

Net change	5,145	5,114	1,088	(25,259)	687	(13,225)	$188,417	$175,192

Balance, June 30, 2012	$21,564	$(84,486)	$14,839	$(137,244)	$(18,325)	$(203,652)

Note   13.               Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$86,512	$53,311	$188,417	$124,291

Net income available to stockholders	$86,512	$53,311	$188,417	$124,291

Weighted average shares of capital	46,030	43,663	45,536	44,195
Less: Mandatorily redeemable capital stock	(424)	(587)	(460)	(590)
Average number of shares of capital used to calculate earnings per share	45,606	43,076	45,076	43,605

Basic earnings per share	$1.89	$1.24	$4.18	$2.85

Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents.

Note   14.               Employee Retirement Plans.

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses (a) for the three and six months ended June 30, 2012 and the same periods in 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Defined Benefit Plan	$655	$2,525	$1,310	$28,992
Benefit Equalization Plan (defined benefit)	909	695	1,817	1,390
Defined Contribution Plan	379	353	765	704
Postretirement Health Benefit Plan	373	284	747	569

Total retirement plan expenses	$2,316	$3,857	$4,639	$31,655

(a)

In March 2011, the FHLBNY contributed $24.0 million to its Defined Benefit Plan to eliminate a funding shortfall. Prior to the contribution, the DB Plan’s adjusted funding target attainment percentage (“AFTAP”) was 79.9% based on the actuarial valuation for the DB Plan. The AFTAP equals DB Plan assets divided by plan liabilities. Under the Pension Protection Act of 2006 (“PPA”), if the AFTAP in any future year is less than 80%, then the DB Plan will be restricted in its ability to provide increased benefits and /or lump sum distributions. If the AFTAP in any future year is less than 60%, then benefit accruals would be frozen. The contribution to the DB Plan was charged to Compensation and Benefits.

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$192	$165	$383	$330
Interest cost	325	323	650	646
Amortization of unrecognized prior service cost	(13)	(13)	(26)	(26)
Amortization of unrecognized net loss	405	220	810	440

Net periodic benefit cost	$909	$695	$1,817	$1,390

Key assumptions and other information for the actuarial calculations to determine current year’s benefit obligations for the BEP plan were as follows (dollars in thousands):

	June 30, 2012	December 31, 2011

Discount rate (a)	4.23%	4.23%
Salary increases	5.50%	5.50%
Amortization period (years)	7	7
Benefits paid during the period	$(1,221) (b)	$(656)

(a)	The discount rates were based on the Citigroup Pension Liability Index at December 31, 2011 adjusted for duration.
(b)	Forecast for the entire year.

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Service cost (benefits attributed to service during the period)	$210	$181	$420	$361
Interest cost on accumulated postretirement health benefit obligation	212	220	424	441
Amortization of loss	134	66	268	133
Amortization of prior service cost/(credit)	(183)	(183)	(365)	(366)

Net periodic postretirement health benefit cost	$373	$284	$747	$569

Key assumptions (a) and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	June 30, 2012	December 31, 2011

Weighted average discount rate	4.23%	4.23%

Health care cost trend rates:
Assumed for next year	8.00%	8.00%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2017	2017
Post 65 Ultimate rate	5.50%	5.50%
Post 65 Year that ultimate rate is reached	2017	2017
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

(a)	The discount rates were based on the Citigroup Pension Liability Index adjusted for duration at December 31, 2011.

Note   15.               Derivatives and Hedging Activities.

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

Advances — The Bank offers a wide array of advances structures to meet members’ funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options.  The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities.  In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance. The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset.  This type of hedge is treated as a fair value hedge.

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

Mortgage Loans — The Bank’s investment portfolio includes fixed rate mortgage loans.  The FHLBNY manages the interest rate and prepayment risk associated with mortgages through debt issuance, and has not elected the FVO for any mortgage loans.

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

If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings.  There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges in the first two quarters of 2012 and 2011.

Forward Settlements — There were no forward settled securities at June 30, 2012 and December 31, 2011 that would settle outside the shortest period of time for the settlement of such securities.  When a Bank purchases a security that forward settles within the shortest period of time for the settlement of such a security, the Bank records the purchase on trade date.  When a security forward settles outside the shortest period of time, a derivative is recorded in addition to the purchased security.

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

Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations.  The notional principal of interest rate swaps outstanding at June 30, 2012 and December 31, 2011, in which the FHLBNY was an intermediary, was $260.0 million and $275.0 million, with offsetting purchased positions from unrelated swap dealers.  Fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at June 30, 2012 and December 31, 2011.  Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.

Economic Hedges

In the first two quarters of 2012 and 2011, economic hedges comprised primarily of:  (1) short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY.  The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting.  (2) interest rate caps to hedge balance sheet risk, specifically interest rate risk from certain capped floating rate investment securities.  (3) interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges.  (4) interest rate swaps executed to offset the fair value changes of bonds and discount notes designated under the FVO.  These swaps in economic hedges were considered freestanding and changes in the fair values of the swaps were recorded through income.

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

The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives.  When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk.  Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements.  At June 30, 2012 and December 31, 2011, the Bank’s credit exposure, representing derivatives in a fair value net gain position, was approximately $16.1 million and $25.1 million after the recognition of any cash collateral held by the FHLBNY.  The credit exposures at June 30,  2012 and December 31, 2011 included $6.6  million and $6.8 million in net interest receivable.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts.  Derivative counterparties’ exposure to the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain.  At June 30, 2012 and December 31, 2011, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $407.9 million and $486.2 million after deducting $2.7 billion and $2.6 billion of cash collateral pledged by the FHLBNY at those dates to the exposed counterparties.  However, the FHLBNY is also exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties.  If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties.  To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty.  Derivative counterparties holding the FHLBNY’s cash as pledged collateral were primarily rated Single A or better at June 30, 2012, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

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

On the assumption that the FHLBNY will retain its status as a GSE, the FHLBNY estimates that a one notch downgrade of FHLBNY’s credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $83.8 million at June 30, 2012.  Additional collateral postings upon an assumed downgrade were estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and the exposures as of June 30, 2012.  The aggregate fair value of the FHLBNY’s derivative instruments that were in a net liability position at June 30, 2012 was approximately $407.9 million.

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$81,643,054	$1,045,424	$4,049,091
Interest rate swaps-cash flow hedges	1,056,000	—	123,080
Total derivatives in hedging instruments	82,699,054	1,045,424	4,172,171

Derivatives not designated as hedging instruments
Interest rate swaps	33,740,649	18,456	10,722
Interest rate caps or floors	1,900,000	7,740	13
Mortgage delivery commitments	37,847	158	8
Other (a)	520,000	8,748	8,337
Total derivatives not designated as hedging instruments	36,198,496	35,102	19,080

Total derivatives before netting and collateral adjustments	$118,897,550	1,080,526	4,191,251
Netting adjustments		(1,049,234)	(1,049,234)
Cash collateral and related accrued interest		(15,200)	(2,734,145)
Total collateral and netting adjustments		(1,064,434)	(3,783,379)
Total reported on the Statements of Condition		$16,092	$407,872

	December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$84,502,217	$1,124,954	$4,074,397
Interest rate swaps-cash flow hedges	903,000	—	97,588
Total derivatives in hedging instruments	85,405,217	1,124,954	4,171,985

Derivatives not designated as hedging instruments
Interest rate swaps	31,380,021	13,460	41,093
Interest rate caps or floors	1,900,000	14,935	20
Mortgage delivery commitments	31,242	270	—
Other (a)	550,000	9,285	8,784
Total derivatives not designated as hedging instruments	33,861,263	37,950	49,897

Total derivatives before netting and collateral adjustments	$119,266,480	1,162,904	4,221,882
Netting adjustments		(1,096,873)	(1,096,873)
Cash collateral and related accrued interest		(40,900)	(2,638,843)
Total collateral and netting adjustments		(1,137,773)	(3,735,716)
Total reported on the Statements of Condition		$25,131	$486,166

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

Components of hedging gains and losses are summarized below (in thousands):

	Three months ended June 30,
	2012				2011
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$(176,951)	$204,735	$27,784	$(334,317)	$(529,229)	$529,462	$233	$(409,875)
Consolidated obligations-bonds	104,488	(105,597)	(1,109)	86,088	199,887	(198,382)	1,505	132,687
Consolidated obligations-discount notes	(439)	21	(418)	564	—	—	—	—

Net gains (losses) related to fair value hedges	(72,902)	99,159	26,257	(247,665)	(329,342)	331,080	1,738	(277,188)
Cash flow hedges	(212)	—	(212)	(6,457)	—	—	—	(1,394)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	467	—	467	—	(514)	—	(514)	—
Consolidated obligations-bonds	3,396	—	3,396	—	1,442	—	1,442	—
Consolidated obligations-discount notes	(29)	—	(29)	—	—	—	—	—
Member intermediation	(44)	—	(44)	—	(41)	—	(41)	—
Accrued interest-swaps (b)	(529)	—	(529)	—	2,424	—	2,424	—
Accrued interest-intermediation (b)	45	—	45	—	47	—	47	—
Caps and floors
Advances	(19)	—	(19)	—	(19)	—	(19)	—
Balance sheet	(6,612)	—	(6,612)	—	(9,511)	—	(9,511)	—
Mortgage delivery commitments	1,091	—	1,091	—	370	—	370	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	2,080	—	2,080	—	4,571	—	4,571	—
Consolidated obligations-discount notes	658	—	658	—	(196)	—	(196)	—
Accrued interest on swaps (b)	2,340	—	2,340	—	6,333	—	6,333	—

Net gains related to derivatives not designated as hedging instruments	2,844	—	2,844	—	4,906	—	4,906	—

	$(70,270)	$99,159	$28,889	$(254,122)	$(324,436)	$331,080	$6,644	$(278,582)

	Six months ended June 30,
	2012				2011
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$54,401	$4,692	$59,093	$(673,236)	$24,546	$32,024	$56,570	$(850,698)
Consolidated obligations-bonds	2,762	(1,704)	1,058	170,544	52,996	(49,694)	3,302	267,686
Consolidated obligations-discount notes	93	(1,474)	(1,381)	1,213	—	—	—	—

Net gains (losses) related to fair value hedges	57,256	1,514	58,770	(501,479)	77,542	(17,670)	59,872	(583,012)
Cash flow hedges	(214)	—	(214)	(12,443)	—	—	—	(1,394)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	867	—	867	—	169	—	169	—
Consolidated obligations-bonds	22,375	—	22,375	—	1,230	—	1,230	—
Consolidated obligations-discount notes	(6)	—	(6)	—	—	—	—	—
Member intermediation	(88)	—	(88)	—	(86)	—	(86)	—
Accrued interest-swaps (b)	(4,596)	—	(4,596)	—	5,127	—	5,127	—
Accrued interest-intermediation (b)	91	—	91	—	92	—	92	—
Caps and floors
Advances	(37)	—	(37)	—	(37)	—	(37)	—
Balance sheet	(7,188)	—	(7,188)	—	(13,100)	—	(13,100)	—
Mortgage delivery commitments	1,326	—	1,326	—	540	—	540	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	9,037	—	9,037	—	1,977	—	1,977	—
Consolidated obligations-discount notes	1,198	—	1,198	—	(1,057)	—	(1,057)	—
Accrued interest on swaps (b)	457	—	457	—	16,487	—	16,487	—

Net gains related to derivatives not designated as hedging instruments	23,436	—	23,436	—	11,342	—	11,342	—

	$80,478	$1,514	$81,992	$(513,922)	$88,884	$(17,670)	$71,214	$(584,406)

(a)  In the three and six months ended June 30, 2012, amortization of $29.3 million and $58.2 million were recorded as a gain to derivatives and hedging activities in Other income.  Significant amounts of hedged advances were modified in the latter part of 2011, and swaps were modified in parallel with the modification of advances.  The fair values of the swaps were in unrealized liability positions on the modification dates, and are being amortized to zero over the life of the modified swaps.  Separately, fair value basis of modified advances were in unrealized gain positions at the amortization dates, and their amortization was recorded as a reduction of Interest income from advances.  Taken together, the amortization of the modified swaps and the modified advances, were offsetting adjustments.  The comparable amortization for the same periods in 2011 were $6.5 million and $8.4 million.

(b)  Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income and expense of the hedged — bonds, discount notes and advances.  Also includes amortization as described in above.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended June 30,
	2012				2011
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(1,507)	Interest Expense	$1,212	$(212)	$2,932	Interest Expense	$960	$—
Consolidated obligations-discount notes (b)	(42,468)	Interest Expense	—	—	(13,247)	Interest Expense	—	—
	$(43,975)		$1,212	$(212)	$(10,315)		$960	$—

	Six months ended June 30,
	2012				2011
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(1,982)	Interest Expense	$2,214	$(214)	$3,705	Interest Expense	$1,998	$—
Consolidated obligations-discount notes (b)	(25,491)	Interest Expense	—	—	(11,330)	Interest Expense	—	—
	$(27,473)		$2,214	$(214)	$(7,625)		$1,998	$—

(a)   Hedges of anticipated issuance of debt -  The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months.  There were no open contracts at June 30, 2012 and December 31, 2011.  The amounts in AOCI from “closed” cash flow hedges representing net unrecognized losses were $14.2 million and $14.4 million at June 30, 2012 and December 31, 2011.  At June 30, 2012, it is expected that over the next 12 months about $3.5 million of net losses recorded in AOCI will be recognized as a yield adjustment to consolidated bond interest and a charge to earnings.

(b)   Hedges of discount notes in rolling issuances - $1.1 billion of notional amounts of the interest rate swaps were outstanding under this program, and $123.1 million in unrealized fair values losses were recorded in AOCI at June 30, 2012.  The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows under this strategy is generally about 10 years.

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

Estimated fair values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$913,863	$913,863	$913,863	$—	$—	$—
Federal funds sold	7,439,000	7,439,079	—	7,439,079	—	—
Available-for-sale-securities	2,739,702	2,739,702	9,413	2,730,289	—	—
Held-to-maturity securities
Long-term securities	11,797,267	12,093,689	—	10,817,554	1,276,135	—
Advances	77,610,305	77,567,131	—	77,567,131	—	—
Mortgage loans held-for-portfolio, net	1,628,461	1,712,899	—	1,712,899	—	—
Accrued interest receivable	222,452	222,452	—	222,452	—	—
Derivative assets	16,092	16,092	—	1,080,526	—	(1,064,434)
Other financial assets	703	703	—	56	647	—

Liabilities
Deposits	1,722,829	1,722,835	—	1,722,835	—	—
Consolidated obligations
Bonds	72,964,182	73,117,561	—	73,117,561	—	—
Discount notes	21,331,398	21,331,169	—	21,331,169	—	—
Mandatorily redeemable capital stock	42,035	42,035	42,035	—	—	—
Accrued interest payable	138,786	138,786	—	138,786	—	—
Derivative liabilities	407,872	407,872	—	4,191,251	—	(3,783,379)
Other financial liabilities	74,559	74,559	74,559	—	—	—

The carrying values and estimated fair values of the FHLBNY’s financial instruments as of December 31, 2011 were as follows (in thousands):

	December 31, 2011
	Carrying	Estimated
Financial Instruments	Value	Fair Value
Assets
Cash and due from banks	$10,877,790	$10,877,790
Federal funds sold	970,000	971,233
Available-for-sale securities	3,142,636	3,142,636
Held-to-maturity securities
Long-term securities	10,123,805	10,348,374
Advances	70,863,777	71,025,990
Mortgage loans held-for-portfolio, net	1,408,460	1,490,639
Accrued interest receivable	223,848	223,848
Derivative assets	25,131	25,131
Other financial assets	1,544	1,544

Liabilities
Deposits	2,101,048	2,101,056
Consolidated obligations
Bonds	67,440,522	67,697,074
Discount notes	22,123,325	22,126,093
Mandatorily redeemable capital stock	54,827	54,827
Accrued interest payable	146,247	146,247
Derivative liabilities	486,166	486,166
Other financial liabilities	79,749	79,749

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

The FHLBNY reviews its fair value hierarchy classifications on a quarterly basis.  Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities.  These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur.  There were no such transfers during the three and six months ended June 30, 2012 and 2011.

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

Because an active secondary market does not exist for a portion of the FHLBNY’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change.  The fair values of financial assets and liabilities reported in the tables above are discussed below.  For additional information, also see Significant Accounting Policies and Estimates in Note 1 in the FHLBNY’s most recent Form 10-K filed on March 23, 2012.

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

The FHLBNY believes such methodologies — valuation comparison, review of changes in valuation parameters, and credit analysis have been designed to identify the effects of the credit crisis, which has tended to reduce the availability of certain observable market pricing or has caused the widening of the bid/offer spread of certain securities.  As of June 30, 2012, four vendor prices were received for a significant percentage of the FHLBNY’s

MBS holdings.  Fair values derived from alternative pricing methodologies were not significant.  The remaining MBS were priced utilizing three vendor prices or less.  Substantially all vendor prices fell within specified thresholds.  The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair values.

Inputs into the pricing models employed by pricing services for the Bank’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.

The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable.  At June 30, 2012 and December 31, 2011, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values.  Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI.  In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.

Held-to-maturity private-label mortgage-backed securities were written down to their fair value at June 30, 2012 and December 31, 2011 as a result of recognition of OTTI, and their carrying values were recorded in the balance sheet at their fair values.  For such securities, the fair values and the securities are classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.

The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.  Because of the current lack of significant market activity their fair values were categorized within Level 3 of the fair value hierarchy as inputs into their pricing models may not be market based and observable.

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

The FHLBNY creates an internal curve, which is interpolated from its advance rates.  Advance rates are calculated by applying a spread to an underlying “base curve” derived from the FHLBNY’s cost of funds, which is based on the CO Curve.  The CO Curve inputs have been determined to be market observable and classified as Level 2.  The spreads applied to the base curve, which typically represent the FHLBNY’s mark-ups over the FHLBNY’s cost of funds, are not market observable inputs, but rather are based on the FHLBNY’s advance pricing strategy, and such inputs have been classified as a Level 3.  For the FHLBNY, Level 3 inputs were considered not significant.

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at June 30, 2012.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10 percent, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk.  The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly.  The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank and counterparty’s credit ratings.  As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Condition at June 30, 2012 and December 31, 2011.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at June 30, 2012 and December 31, 2011, by level within the fair value hierarchy.  The FHLBNY measure certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$2,730,289	$—	$2,730,289	$—	$—
Equity and bond funds	9,413	9,413	—	—	—
Derivative assets(a)
Interest-rate derivatives	15,934	—	1,080,368	—	(1,064,434)
Mortgage delivery commitments	158	—	158	—	—

Total recurring fair value measurement - assets	$2,755,794	$9,413	$3,810,815	$—	$(1,064,434)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(1,595,484)	$—	$(1,595,484)	$—	$—
Bonds (to the extent FVO is elected) (b)	(20,233,312)	—	(20,233,312)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(407,864)	—	(4,191,243)	—	3,783,379
Mortgage delivery commitments	(8)	—	(8)	—	—

Total recurring fair value measurement - liabilities	$(22,236,668)	$—	$(26,020,047)	$—	$3,783,379

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,133,469	$—	$3,133,469	$—	$—
Equity and bond funds	9,167	9,167	—	—	—
Derivative assets(a)
Interest-rate derivatives	24,861	—	1,162,634	—	(1,137,773)
Mortgage delivery commitments	270	—	270	—	—

Total recurring fair value measurement - assets	$3,167,767	$9,167	$4,296,373	$—	$(1,137,773)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,920,855)	$—	$(4,920,855)	$—	$—
Bonds (to the extent FVO is elected) (b)	(12,542,603)	—	(12,542,603)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(486,166)	—	(4,221,882)	—	3,735,716

Total recurring fair value measurement - liabilities	$(17,949,624)	$—	$(21,685,340)	$—	$3,735,716

(a) Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b) Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the fair values of PLMBS for which a non-recurring change in fair value was recorded (in thousands):

	June 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
Home equity loans	$5,847	$—	$—	$5,847
Total non-recurring assets at fair value	$5,847	$—	$—	$5,847

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
RMBS-Prime	$14,609	$—	$—	$14,609
Home equity loans	5,669	—	—	5,669
Total non-recurring assets at fair value	$20,278	$—	$—	$20,278

Fair Value Option Disclosures

The following table summarizes the activity related to consolidated obligations for which the Bank elected the fair value option (in thousands):

	Three months ended June 30,
	2012	2011	2012	2011
	Bonds		Discount Notes

Balance, beginning of the period	$(11,451,702)	$(12,605,257)	$(1,094,885)	$(731,892)
New transactions elected for fair value option	(12,725,000)	(4,395,000)	(1,395,391)	(636,481)
Maturities and terminations	3,945,000	7,550,000	894,615	628,949
Net (losses) gains on financial instruments held under fair value option	1,949	(6,270)	157	129
Change in accrued interest/unaccreted balance	(3,559)	4,280	20	2,549

Balance, end of the period	$(20,233,312)	$(9,452,247)	$(1,595,484)	$(736,746)

	Six months ended June 30,
	2012	2011	2012	2011
	Bonds		Discount Notes

Balance, beginning of the period	$(12,542,603)	$(14,281,463)	$(4,920,855)	$(956,338)
New transactions elected for fair value option	(18,793,000)	(16,645,000)	(1,595,265)	(636,481)
Maturities and terminations	11,095,000	21,476,000	4,917,173	853,397
Net (losses) gains on financial instruments held under fair value option	8,268	(5,953)	1,036	552
Change in accrued interest/unaccreted balance	(977)	4,169	2,427	2,124

Balance, end of the period	$(20,233,312)	$(9,452,247)	$(1,595,484)	$(736,746)

The following table presents the change in fair value included in the Statements of Income for the consolidated obligations for which the fair value option has been elected (in thousands):

	Three months ended June 30,
	2012			2011
	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(8,737)	$1,949	$(6,788)	$(8,801)	$(6,270)	$(15,071)
Consolidated obligations-discount notes	(363)	157	(206)	(437)	129	(308)

	$(9,100)	$2,106	$(6,994)	$(9,238)	$(6,141)	$(15,379)

	Six months ended June 30,
	2012			2011
	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(14,606)	$8,268	$(6,338)	$(22,639)	$(5,953)	$(28,592)
Consolidated obligations-discount notes	(1,342)	1,036	(306)	(1,418)	552	(866)

	$(15,948)	$9,304	$(6,644)	$(24,057)	$(5,401)	$(29,458)

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of consolidated obligations for which the fair value option has been elected (in thousands):

	June 30, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligations-bonds (a)	$20,228,000	$20,233,312	$5,312
Consolidated obligations-discount notes (b)	1,595,265	1,595,484	219
	$21,823,265	$21,828,796	$5,531

	December 31, 2011
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligations-bonds (a)	$12,530,000	$12,542,603	$12,603
Consolidated obligations-discount notes (b)	4,917,172	4,920,855	3,683
	$17,447,172	$17,463,458	$16,286

(a)	Fair values of fixed-rate bonds at June 30, 2012 were in unrealized loss positions primarily due to increase in debt elected under the FVO.
(b)

The FHLBNY designated fewer amounts of discount notes under the FVO designation in the first two quarters of 2012 compared to December 31, 2011. Thus far in 2012, the interest rate environment has been less volatile relative to 2011, and the Bank has successfully hedged discount notes under qualifying fair value hedges, and relying less on electing the FVO to economically hedge discount notes.

Note 17.        Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standard for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at June 30, 2012 and December 31, 2011.  The par amount of the twelve FHLBanks’ outstanding consolidated obligations was approximately $0.7 trillion at June 30, 2012 and December 31, 2011.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were approximately $6.0 billion and $2.8 billion as of June 30, 2012 and December 31, 2011, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of June 30, 2012 and December 31, 2011.

MPF Program — Under the MPF program, the Bank was unconditionally obligated to purchase $37.8 million and $31.2 million of mortgage loans at June 30, 2012 and December 31, 2011.  Commitments are generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $923.4 million and $884.1 million as of June 30, 2012 and December 31, 2011.

Future benefit payments — Future benefit payments for the BEP and the postretirement health benefit plan are not considered significant.  The Bank expects to fund $10.1 million over the next 12 months towards the Defined Benefit Plan, a non-contributory pension plan.

Derivative contracts — The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $2.7 billion and $2.6 billion in cash with derivative counterparties as pledged collateral at June 30, 2012 and December 31, 2011, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15. Derivatives and Hedging Activities.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $0.8 million and $1.7 million for three and six months ended June 30, 2012 and the same periods in 2011.  Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.

The following table summarizes contractual obligations and contingencies as of June 30, 2012 (in thousands):

	June 30, 2012
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$39,826,430	$23,161,705	$4,294,905	$4,585,010	$71,868,050
Mandatorily redeemable capital stock (a)	22,429	2,089	5,013	12,504	42,035
Premises (lease obligations) (b)	3,197	4,970	4,674	389	13,230

Total contractual obligations	39,852,056	23,168,764	4,304,592	4,597,903	71,923,315

Other commitments
Standby letters of credit	5,732,854	186,040	46,806	3,861	5,969,561
Consolidated obligations-bonds/discount notes traded not settled	1,970,415	—	—	—	1,970,415
Commitments to fund pension (c)	10,065	—	—	—	10,065
Open delivery commitments (MPF)	37,847	—	—	—	37,847

Total other commitments	7,751,181	186,040	46,806	3,861	7,987,888

Total obligations and commitments	$47,603,237	$23,354,804	$4,351,398	$4,601,764	$79,911,203

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
(c)

The Bank’s expected contribution towards the funded Defined Benefit Plan is not available beyond one year. For projected benefits payable for the Bank’s unfunded Benefit Equalization Plan and the Bank’s Postretirement Benefit Plan, see Note 14.

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

Note 18.        Related Party Transactions

The FHLBNY is a cooperative and the members own almost all of the stock of the Bank.  Stock issued and outstanding that is not owned by members is held by former members.  The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership. The FHLBNY conducts its advances business almost exclusively with members.  The Bank considers its transactions with its members and non-member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Agency.  The FHLBNY conducts all transactions with members and non-members in the ordinary course of business.  All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members.  The FHLBNY may from time to time borrow or sell overnight and term Federal funds at market rates to members.

Debt Assumptions and Transfers

The Bank did not assume debt from another FHLBank in the first two quarters of 2012 and 2011.  There were no debt transfers to another FHLBank for the three months ended June 30, 2012.  The Bank transferred debt to another FHLBank totaling $150.0 million (par amounts) at negotiated market rates that exceeded book cost by $17.3 million, and was a charge to earnings for the six months ended June 30, 2011.  No bonds were transferred by the FHLBNY to another FHLBank in the same period in 2012.

When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Transactions are at market rates.  The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at June 30, 2012 was $54.8 million (December 31, 2011 was $62.9 million) from inception of the program through mid-2004.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  Fees paid to the FHLBank of Chicago were $0.1 million and $0.3 million for the three and six months ended June 30, 2012 and 2011.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

Notional amounts of $260.0 million and $275.0 million of interest rate swaps were outstanding at June 30, 2012 and December 31, 2011.  They represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members with an offsetting purchased contracts with unrelated derivatives counterparties.  Net fair value exposures of these transactions at June 30, 2012 and December 31, 2011 were not significant.  The intermediated derivative transactions were fully collateralized.

Loans to Other Federal Home Loan Banks

In the six months ended June 30, 2012 and 2011, the FHLBNY extended $650.0 million and $100.0 million to another FHLBank.  Total loans of $350.0 million were made to other FHLBanks during the three months ended June 30, 2012 and no loan was made for the same period in 2011.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  There was no borrowing from other FHLBanks during the three months ended June 30, 2012 and 2011.  For the six months ended June 30, 2012, the FHLBNY borrowed one overnight loan for a total of $50.0 million from a FHLBank, and there was no borrowing from other FHLBanks for the same period in 2011.  In the six months ended June 30, 2012, such borrowings averaged $0.3 million, and interest expense for such borrowings was not significant in any period in this report.

The following tables summarize outstanding balances with related parties at June 30, 2012 and December 31, 2011, and transactions for the three and six months ended June 30, 2012 and the same periods in 2011 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	June 30, 2012		December 31, 2011
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$913,863	$—	$10,877,790
Federal funds sold	—	7,439,000	—	970,000
Available-for-sale securities	—	2,739,702	—	3,142,636
Held-to-maturity securities	—	—
Long-term securities	—	11,797,267	—	10,123,805
Advances	77,610,305	—	70,863,777	—
Mortgage loans (a)	—	1,628,461	—	1,408,460
Accrued interest receivable	191,635	30,817	195,700	28,148
Premises, software, and equipment	—	12,655	—	13,487
Derivative assets (b)	—	16,092	—	25,131
Other assets (c)	255	13,619	193	13,213

Total assets	$77,802,195	$24,591,476	$71,059,670	$26,602,670

Liabilities and capital
Deposits	$1,722,829	$—	$2,101,048	$—
Consolidated obligations	—	94,295,580	—	89,563,847
Mandatorily redeemable capital stock	42,035	—	54,827	—
Accrued interest payable	14	138,772	8	146,239
Affordable Housing Program (d)	131,960	—	127,454	—
Derivative liabilities (b)	—	407,872	—	486,166
Other liabilities (e)	74,559	68,084	69,555	66,785

Total liabilities	$1,971,397	$94,910,308	$2,352,892	$90,263,037

Total capital	5,511,966	—	5,046,411	—

Total liabilities and capital	$7,483,363	$94,910,308	$7,399,303	$90,263,037

(a)	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.
(b)

Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty were at market terms and in the ordinary course of the FHLBNY’s business — At June 30, 2012, notional amounts outstanding were $5.0 billion; net fair value after posting $60.2 million cash collateral was a net derivative liability of $24.2 million. At December 31, 2011, notional amounts outstanding were $3.9 billion; net fair value after posting $49.5 million cash collateral was a net derivative liability of $38.0 million. Citibank, N.A., became a member in the second quarter of 2011. The swap interest rate exchanges with Citibank, N.A., resulted in interest expense of $4.8 million and $10.7 million in the three and six months ended June 30, 2012. Also, includes insignificant fair values due to intermediation activities on behalf of other members.

(c)	Includes insignificant amounts of miscellaneous assets that are considered related party.
(d)	Represents funds not yet disbursed to eligible programs.
(e)	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended
	June 30, 2012		June 30, 2011
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$105,105	$—	$115,504	$—
Interest-bearing deposits (a)	—	965	—	555
Federal funds sold	—	4,443	—	1,601
Available-for-sale securities	—	6,086	—	7,521
Held-to-maturity securities
Long-term securities	—	69,600	—	69,275
Mortgage loans held-for-portfolio (b)	—	16,338	—	15,842
Loans to other FHLBanks and other	1	—	—	—

Total interest income	$105,106	$97,432	$115,504	$94,794

Interest expense
Consolidated obligations	$—	$110,212	$—	$109,808
Deposits	178	—	358	—
Mandatorily redeemable capital stock	413	—	469	—
Cash collateral held and other borrowings	7	—	—	22

Total interest expense	$598	$110,212	$827	$109,830

Service fees and other	$2,213	$—	$1,479	$—

	Six months ended
	June 30, 2012		June 30, 2011
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$213,500	$—	$274,200	$—
Interest-bearing deposits (a)	—	1,622	—	1,521
Federal funds sold	—	6,803	—	4,147
Available-for-sale securities	—	12,772	—	16,160
Held-to-maturity securities
Long-term securities	—	138,935	—	140,331
Mortgage loans held-for-portfolio (b)	—	32,165	—	31,328
Loans to other FHLBanks and other	2	—	—	—

Total interest income	$213,502	$192,297	$274,200	$193,487

Interest expense
Consolidated obligations	$—	$220,173	$—	$231,901
Deposits	422	—	828	—
Mandatorily redeemable capital stock	1,174	—	1,213	—
Cash collateral held and other borrowings	24	—	—	31

Total interest expense	$1,620	$220,173	$2,041	$231,932

Service fees and other	$4,314	$—	$2,735	$—

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

The top ten advance holders at June 30, 2012, December 31, 2011 and June 30, 2011 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2012
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months

Citibank, N.A.	New York	NY	$14,245,000	19.32%	$3,285	$3,822
Metropolitan Life Insurance Company	New York	NY	13,872,000	18.81	77,182	141,851
Hudson City Savings Bank, FSB*	Paramus	NJ	7,275,000	9.86	75,833	153,644
New York Community Bank*	Westbury	NY	7,193,149	9.75	75,423	151,305
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,147,000	4.27	15,922	31,169
The Prudential Insurance Co. of America	Newark	NJ	2,424,000	3.29	12,264	25,415
Investors Bank	Short Hills	NJ	2,315,700	3.14	14,495	28,839
Valley National Bank	Wayne	NJ	2,252,500	3.05	20,856	41,639
New York Life Insurance Company	New York	NY	1,250,000	1.69	3,308	7,597
Doral Bank	San Juan	PR	1,187,420	1.61	5,118	11,069
Total			$55,161,769	74.79%	$303,686	$596,350

*  At June 30, 2012, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2011
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Metropolitan Life Insurance Company	New York	NY	$11,655,000	17.40%	$266,792
Hudson City Savings Bank, FSB*	Paramus	NJ	8,925,000	13.32	520,044
New York Community Bank*	Westbury	NY	8,755,154	13.07	304,289
MetLife Bank, N.A.	Convent Station	NJ	4,764,500	7.11	95,740
The Prudential Insurance Co. of America	Newark	NJ	2,424,000	3.62	57,154
Investors Bank	Short Hills	NJ	2,115,486	3.16	53,984
Valley National Bank	Wayne	NJ	2,103,500	3.14	90,261
Astoria Federal Savings and Loan Assn	Lake Success	NY	2,043,000	3.05	71,909
First Niagara Bank, National Association	Buffalo	NY	1,667,072	2.49	16,626
New York Life Insurance Company	New York	NY	1,500,000	2.24	14,497
Total			$45,952,712	68.60%	$1,491,296

*  At December 31, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

	June 30, 2011
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Six months

Hudson City Savings Bank, FSB*	Paramus	NJ	$14,625,000	20.57%	$122,410	$280,476
Metropolitan Life Insurance Company	New York	NY	12,005,000	16.88	66,364	134,036
New York Community Bank*	Westbury	NY	7,293,159	10.26	76,069	151,325
MetLife Bank, N.A.	Convent Station	NJ	4,464,500	6.28	24,397	44,261
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.52	13,949	28,976
Investors Bank	Short Hills	NJ	2,195,500	3.09	13,208	24,639
Valley National Bank	Wayne	NJ	2,104,500	2.96	22,200	46,186
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,008,000	2.82	18,369	37,510
New York Life Insurance Company	New York	NY	1,700,000	2.39	3,469	6,901
Manufacturers and Traders Trust Company	Buffalo	NY	1,457,748	2.05	3,918	8,423
Total			$50,353,407	70.82%	$364,353	$762,733

*  At June 30, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of June 30, 2012 and December 31, 2011 (shares in thousands):

		Number	Percent
	June 30, 2012	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	10,145	20.58%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,509	15.23
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	4,127	8.37
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	3,842	7.79

		25,623	51.97%

		Number	Percent
	December 31, 2011	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,579	14.47%
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	5,106	11.23
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,546	10.00
Citibank, N.A.	399 Park Avenue, New York, NY 10043	3,647	8.02
MetLife Bank, N.A.	334 Madison Avenue, Convent Station, NJ 07961	2,343	5.16

		22,221	48.88%

* At June 30, 2012 and December 31, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1 - 1.16	Result of Operations	56 - 67
2.1 - 2.2	Assessments	68
3.1 - 3.3	Financial Condition	69 - 70
4.1 - 4.10	Advances	71 - 75
5.1 - 5.13	Investments	76 - 82
6.1 - 6.6	Mortgage Loans	83 - 85
7.1 - 7.10	Consolidated Obligations	87 - 91
8.1 - 8.3	Capital	91 - 92
9.1 - 9.7	Derivatives	93 - 96
10.1 - 10.6	Liquidity	97 - 99

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

Cooperative business model.  As a cooperative, we seek to maintain a balance between our public policy mission and our ability to provide adequate returns on the capital supplied by our members.  We achieve this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and also by paying a dividend on members’ capital stock.  Our financial strategies are designed to enable us to expand and contract in response to member credit needs.  By investing capital in high quality, short- and medium-term financial instruments, we maintain sufficient liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations.  The dividends we pay are largely the result of earnings on invested member capital, net earnings on advances to members, mortgage loans and investments, offset in part by operating expenses and assessments.  Our Board of Directors and Management determine the pricing of member credit and dividend policies based on the needs of our members and the cooperative.

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

Explanation of the use of certain non-GAAP measures of Interest Income and Expense, Net Interest income and margin.  The results of our operations are presented in accordance with U.S. generally accepted accounting principles.  We have also presented certain information regarding our spread between Interest Income and Expense, Net Interest income spread and Return on Earning assets.  This spread combines interest expense on debt with net interest exchanged with swap dealers on interest rate swaps associated with debt hedged on an economic basis.  The spread also eliminates the adverse impact of accounting charges due to amortization of fair value basis of modified hedged advances.  We believe these non-GAAP financial measures are useful to investors and members seeking to understand our operational performance and business and performance trends.  Although we believe these non-GAAP financial measures enhance investor and members’ understanding of the Bank’s business and performance, they should not be considered an alternative to GAAP.  We have provided GAAP measures in parallel whenever discussing non-GAAP measures.

Financial performance of the Federal Home Loan Bank of New York

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions, except per share data)	2012	2011	Change	2012	2011	Change

Net interest income before provision (Reversal) for credit losses	$92	$100	$(8)	$184	$234	$(50)
Provision (Reversal) for credit losses on mortgage loans	—	—	—	1	2	(1)

Net OTTI impairment losses	(1)	—	(1)	(2)	—	(2)
Other non-interest income (loss)	28	(2)	30	76	12	64
Total other income (loss)	27	(2)	29	74	12	62
Operating expenses	7	8	(1)	14	15	(1)
Compensation and benefits	13	14	(1)	27	53	(26)
Net income	$86	$53	$33	$188	$124	$64
Earnings per share	$1.89	$1.24	$0.65	$4.18	$2.85	$1.33
Dividend per share	$1.12	$1.11	$0.01	$2.38	$2.57	$(0.19)

2012 Second Quarter Highlights

Results of Operations

We reported 2012 second quarter Net income of $86.5 million, or $1.89 per share, compared with Net income of $53.3 million, or $1.24 per share in the same period in the previous year.  The return on average equity, which is Net income divided by average Capital stock, Retained earnings (unrestricted and restricted), and Accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), was 6.75% in the 2012 second quarter compared to 4.35% in the same period in 2011.

Net interest income(1) was $91.7 million in the 2012 period, down from $99.6 million in the 2011 period, and the decline was primarily due to amortization charges of $29.3 million in the current period, which was $6.5 million in the prior year period.  Absent the charges, Net interest income would have been slightly higher in the 2012 second quarter, compared to the same quarter in 2011.  We amortize the fair value basis of modified hedged advances, and record as a charge to Net interest income, and as an offset, we also amortize the fair value basis of modified interest rate swaps, and record the gain as a component of derivatives and hedging activities in Other income (loss).  Taken together, the gains offset the charges, and Net income is not impacted.

Derivative and hedging gains in the 2012 second quarter, reported as Other income, was $28.9 million, which included a gain of $29.3 million due to accounting amortization of fair value basis adjustments of modified derivatives in parallel with

(1)  Net Interest income is before provisions for credit losses.

the modification of hedged advances.  In the 2011 second quarter, derivatives and hedging gains were $6.6 million, which included $6.5 million of amortization gains.  Without the impact of the amortization gains, derivatives and hedging activities were not a significant component of Net income in the second quarter of 2012 or 2011.

Consolidated obligation debt elected under the Fair Value Option reported fair value gains of $2.1 million in the second quarter of 2012 inversely with the decline in the market price of FHLBank debt, and the increase in market yields.  The market conditions for FHLBank debt benefited the fair values of FVO debt on our balance sheet at June 30, 2012 that had been issued at lower coupons. In contrast, fair value losses of $6.1 million were recorded in the same quarter in 2011.  Fair value gains and losses are unrealized and will reverse over time if the FVO debt are held to their maturity.

With stability in the market pricing of our PLMBS, and improvement in their credit performance parameters, cash flow analysis of all PLMBS bonds were projecting insignificant future credit losses.  OTTI charge was only $0.8 million for the 2012 second quarter, compared to $0.1 million in the same period in 2011.

In the 2012 period, our debt buy-back activity resulted in a charge to earnings of $4.9 million, compared to $3.4 million in the comparable quarter in 2011.  Typically, debt buy-back is executed to re-align balance sheet liabilities following member initiated advance prepayments.

Operating expenses, Compensation and benefits expenses, and our share of payments to the FHFA and the Office of Finance were in aggregate $23.3 million in the 2012 second quarter, slightly down from $24.8 million in the same period in 2011.

Net income in the second quarter of 2012 also benefited from the absence of the 20% assessment to REFCORP, which obligation was satisfied in June 2011.  The amounts that would have otherwise been paid to REFCORP are being set aside as Restricted retained earnings by each of the 12 FHLBanks, with the objective of increasing retained earnings reserves and enhancing the safety and soundness of the FHLBank system.  Cumulatively at June 30, 2012, we have set aside $61.7 million as Restricted retained earnings.

Net income for the first six months of 2012 was $188.4 million, or $4.18 per share, compared with $124.3 million, or $2.85 per share in the same period in 2011.  The return on average equity was 7.45% in the first six months of 2012, compared with 5.05% in the same period in 2011.  The increase in Net income in the 2012 period was largely the result of lower Compensation and benefit expenses, lower charge-offs due to a reduced debt buy-back program, and the absence of the 20% assessment payable to REFCORP.

Two cash dividends, $1.26 per share (annualized rate 5.00%) paid on February 17, 2012, and $1.12 per share of capital stock (annualized rate of 4.50%) paid on May 18, 2012, were paid to stockholders in the six months ended June 30, 2012.  Dividends are payable from Unrestricted retained earnings, and cannot be paid out of Restricted retained earnings.

Financial Condition

Net cash generated from operating activities were in excess of Net income in the first two quarters of 2012 and 2011.  Our liquidity positions remained in compliance with all regulatory requirements, and we do not foresee any adverse changes.  We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.

Our capital remains strong.  At June 30, 2012, actual risk-based capital was $5.8 billion, compared to required risk-based capital of $0.5 billion.  To support $102.4 billion of total assets at June 30, 2012, the required minimum regulatory capital was $4.1 billion, or 4.0 percent of assets.  Our actual regulatory capital was $5.8 billion, exceeding required capital by $1.7 billion.  Regulatory capital-to-asset ratio was 5.62 percent or 1.62 percent more than the 4.0 percent regulatory minimum.  We have prudently increased retained earnings through the period of credit turmoil.  Total retained earnings at June 30, 2012 has grown to $827.4 million, which included $61.7 million of reserves set aside as Restricted retained earnings.  Losses in Accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), a component of shareholders’ equity was $203.7 million.

Total assets were $102.4 billion at June 30, 2012, up from $97.7 billion at December 31, 2011.  Principal amounts of Advances to member banks increased to $73.7 billion at June 30, 2012, benefitting from short- and medium-term borrowings by one large member in the 2012 second quarter.

Aside from advances, our primary earning assets are investment portfolios, primarily comprised of MBS issued by GSEs.  Investments in MBS totaled $13.8 billion, or 13.5% of total assets at June 30, 2012, compared to $12.5 billion, or 12.8% of total assets at December 31, 2011.  GSE- and agency-issued MBS were 95.9% of aggregate investments in MBS at June 30, 2012, compared to 94.8% at December 31, 2011.  Investments in housing finance agency bonds were $753.7 million at June 30, 2012, compared to $780.0 million at December 31, 2011.

We continue to report our on-going analysis of the impact to our business of S&P’s decision last year to lower our long-term credit rating from AAA to AA+.  Moody’s has maintained our credit rating at AAA.  Both rating agencies also lowered their outlook to negative.  The pricing performance of the short- and intermediate-term FHLBank debt has remained stable and we have been able to issue debt to fund our balance sheet needs.  We remain optimistic, but we cannot predict the long-term impact, if any, upon our funding costs or our ability to access the capital markets.  The downgrade required us to post additional cash collateral starting in August 2011 under the provisions of certain credit support agreements with derivative counterparties because of the downgrade.  However, credit support agreements with other derivative counterparties were not impacted because those agreements stipulate that so long. As we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  In summary, the increased collateral posting was easily dealt with and did not impact our liquidity in any significant manner.  There were no other significant contracts or covenants for any credit facility or other agreement that were impacted by the downgrade.  We have substantial investments in mortgage-backed securities issued by other GSEs and a U.S. agency, rating downgrade from AAA to AA+ could alter the perceived creditworthiness of instruments issued, insured or guaranteed by institutions linked to the U.S. government, and MBS issued by the institutions could be correspondingly affected by credit downgrades.  Pricing of our portfolios of GSE securities has been stable and was substantially in net unrealized fair value gain positions at June 30, 2012.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

We expect our 2012 Net income to remain flat, relative to earnings in 2011.  If long-term rates remain low, relative to short-term rates or if the forward yield curve flattens further in 2012, opportunities to invest in high-quality assets and earn a reasonable spread will be limited, constraining earnings.  Our primary earning assets, advances and investments in MBS may yield lower interest margins in a low interest rate environment.  The swap curve, an important indicator for us, has flattened at June 30, 2012, relative to December 31, 2011, with short- and medium-term interest rates a little lower at June 30, 2012, while longer-term swap rates have declined by about 20 basis points.  We believe that swap rates will remain at existing levels, and assuming that credit conditions in Europe do not improve, the opportunities for investing cash in liquid investments and yielding an acceptable risk-reward relationship will be limited.  We believe that the recent credit-rating downgrades some of the very large financial institutions, who are contributors to the BBA LIBOR, may cause the LIBOR cost of borrowing to increase, causing the setting of short-term LIBOR rates to move higher.  While that could lead to opportunities for higher yields in short-term lending, but it could also restrict even short-term investments in such institutions because of rating downgrades.

Advances — In the previous quarter, the economy had showed some signs of life, but that growth was not sustained through the second quarter of 2012.  We are unable to predict the timing and extent of the expected recovery in the U.S. economy, particularly the recovery in the housing market, or whether to expect continued stability in the financial markets.  Against that backdrop, we believe it is also difficult to predict member demand for advances, which is the primary focus of our operations and the principal factor that impacts our operating results.

Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability of alternative funding sources that are more attractive (e.g. consumer deposits), the interest rate environment and the outlook for the economy.  Members may choose to prepay advances, based on their expectations of interest rate changes and demand for liquidity.  Demand for advances may also be influenced by the dividend payout rate to members on their investment in our stock.  Members are required to invest in our capital stock in the form of membership stock.  Members are also required to purchase activity stock in order to borrow advances.  Advance volume is also influenced by merger activity where members are either acquired by non-members, or acquired by members of another FHLBank.  When our members are acquired by members of another FHLBank or by a non-member, the former member no longer qualifies for membership in the FHLBNY.  They cannot renew outstanding advances or provide new advances to non-members.  Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending if the former member borrowed such advances.  We expect limited demand for large intermediate-term advances because many members have adequate liquidity, and other members may be reluctant to borrow intermediate and long-term advances because of the expectation of an extended period of very low interest rates.  Also, see Risks Factors in this MD&A for a discussion on Concentration risk.

Earnings — The Federal Reserve Bank’s pledge to maintain near-zero short-term interest rates through late 2014, and the impact of a flatter yield curve, taken together have compressed yields, substantially reducing the opportunity cost of holding cash.  As existing high-yielding fixed-rate MBS and some intermediate-term advances continue to pay down, mature or be prepaid, it is unlikely they will be replaced by equivalent high-yielding assets due to the prevailing low interest rates.  This will tend to lower the overall yield on total assets.  Amid a continuing weak economy and particularly a weak housing market, we do not expect advance demand from existing members to grow.  Last year, a large money-center bank with significant borrowing potential became a member. In the 2012 second quarter the member’s intermediate-term borrowing benefitted our advance business.  We are unable to predict if that member’s borrowing will increase, or if the borrowings will be renewed at maturity.

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

Sovereign credit rating of the United States and impact on the FHLBanks — Last year, on August 5, 2011, Standard & Poor’s Rating Services (“S&P”) lowered its long-term sovereign credit rating on the U.S. to AA+ from AAA.  S&P’s outlook on the long-term rating is negative.  At the same time, S&P affirmed its A-1+ short-term rating on the U.S.  On August 8, 2011, S&P also lowered the long-term rating of the senior unsecured debt issues of the Federal Home Loan Bank System, and 10 of the 12 Federal Home Loan Banks from AAA to AA+.  Two FHLBanks were already rated AA+.  S&P also revised its rating outlook of the debt to negative.  A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years.

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

Credit ratings of major banks downgraded — In June 2012, rating agencies cut their ratings on certain banking institutions in the United States and Europe. On the day after the downgrades, credit spreads on many of the affected banks’ bonds generally rallied, improving by up to 5 bps. Additionally, the cost of insuring against default for each of the five biggest U.S. banks fell on the relief that downgrades were not more severe. The lower ratings have the potential to raise the cost of capital for these institutions, and some of them may have already been experiencing higher funding costs after being put on credit watch prior to the downgrades. Many of the counterparties to these firms assumed the worst case downgrade scenario would happen and adjusted their credit requirements accordingly, either in terms of requiring additional collateral or imposing maturity restrictions. However, the announcement did lift some uncertainty and allowed the market to interact with more confidence toward these organizations.

It is also important to recognize that these are not financial institutions that are overly reliant on short-term funding for their liquidity and thus changes in financing stemming from the downgrades may not manifest until larger funding needs develop as longer-term debt matures in the future.

The downgrades may be a positive development for the FHLBanks by reducing the pool of higher-rated investments available to investors and increasing the demand for our debt.

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

•                  Federal Reserve (“Fed”) - “Operation Twist” — On June 20, 2012, the Fed announced plans to extend Operation Twist through the end of 2012, continuing to increase the average maturity length of its Treasury portfolio.  In addition, the Fed will keep reinvesting in Agency debt and MBS principal payments into Agency MBS.  The main implication of the Fed’s extension on FHLBank debt funding is a continuation of the status quo.  Dealer inventories of short-term treasuries will likely remain high, resulting in increased repo rates.  FHLBank discount note executions will be impacted as dealers will be less willing to take additional commercial paper on to their books due to the higher cost of financing, and investors will seek higher yields offered by Repo.  At the same time, increased supply of Treasury Notes out to 3-years will compete with FHLBank bond issuance.   As a result, FHLBank system bonds would have to offer a higher spread to attract investors, which would have a negative impact on funding costs.

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

Thus far, HARP has not had any significant impact on our members’ mortgage origination business, which potentially could have a direct impact on our advances or mortgage loan program under the MPF.  We are unable to predict with certainty the future impact of this program, if any, on our members’ mortgage origination business.

LIBOR rate setting — Recent news reports have indicated that several domestic and overseas banks that are part of the process for setting Libor rates have admitted to or are being investigated for misreporting the rates, which are the basis for pricing many transactions in the financial markets.  We are a major user of derivatives and other financial instruments that reset based on Libor rates, but we have no role in the rate setting process.  It is uncertain what additional information the on-going investigations in the LIBOR rate-setting process will reveal.  We expect that any resolution to the controversy may be a long, complicated process.  We will continue to monitor developments related to this matter.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2012	2012	2011	2011	2011

Investments (a)	$21,976	$21,450	$14,236	$17,130	$16,413
Advances	77,610	72,093	70,864	73,779	74,791
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	1,628	1,482	1,408	1,357	1,296
Total assets	102,394	95,704	97,662	97,334	98,342
Deposits and borrowings	1,723	3,499	2,101	2,521	1,902
Consolidated obligations, net
Bonds	72,964	61,530	67,441	66,281	62,816
Discount notes	21,331	24,514	22,123	22,539	27,013
Total consolidated obligations	94,295	86,044	89,564	88,820	89,829
Mandatorily redeemable capital stock	42	43	55	58	58
AHP liability	132	131	127	130	134
REFCORP liability	—	—	—	—	15
Capital
Capital stock	4,888	4,582	4,491	4,572	4,658
Retained earnings
Unrestricted	765	746	722	700	721
Restricted	62	45	24	8	—
Total retained earnings	827	791	746	708	721
Accumulated other comprehensive income (loss)	(203)	(170)	(191)	(184)	(100)
Total capital	5,512	5,203	5,046	5,096	5,279
Equity to asset ratio (c)	5.38%	5.44%	5.17%	5.24%	5.37%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (See note below; dollars in millions)	2012	2012	2011	2011	2011	2012	2011

Investments (a)	$25,956	$23,813	$21,006	$21,566	$20,214	$24,884	$19,674
Advances	70,532	69,836	73,147	74,524	74,797	70,184	76,592
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,566	1,434	1,378	1,326	1,281	1,500	1,276
Total assets	100,989	98,340	101,488	101,515	98,973	99,664	100,310
Interest-bearing deposits and other borrowings	2,197	3,090	2,209	2,325	2,270	2,643	2,335
Consolidated obligations, net
Bonds	66,079	62,678	67,493	65,770	66,509	64,379	69,447
Discount notes	24,016	23,938	22,191	24,050	21,687	23,977	19,736
Total consolidated obligations	90,095	86,616	89,684	89,820	88,196	88,356	89,183
Mandatorily redeemable capital stock	42	49	58	58	59	46	59
AHP liability	130	127	127	131	133	129	135
REFCORP liability	—	—	—	2	9	—	10
Capital
Capital stock	4,561	4,455	4,554	4,623	4,308	4,507	4,360
Retained earnings
Unrestricted	739	720	702	710	714	730	708
Restricted	49	31	14	4	—	40	—
Total retained earnings	788	751	716	714	714	770	708
Accumulated other comprehensive income (loss)	(191)	(192)	(174)	(135)	(102)	(191)	(103)
Total capital	5,158	5,014	5,096	5,202	4,920	5,086	4,965

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data (dollars in millions)	Three months ended					Six months ended
(except earnings and dividends per	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
share, and headcount)	2012	2012	2011	2011	2011	2012	2011
Net income	$86	$102	$85	$36	$53	$188	$124
Net interest income (d)	92	92	132	76	100	184	234
Dividends paid in cash (e)	50	57	46	49	49	107	115
AHP expense	10	11	9	4	6	21	14
REFCORP expense	—	—	—	—	13	—	31
Return on average equity (f)(g)	6.75%	8.17%	6.58%	2.72%	4.35%	7.45%	5.05%
Return on average assets (g)	0.34%	0.42%	0.33%	0.14%	0.22%	0.38%	0.25%
Net OTTI impairment losses	(1)	(1)	(5)	(1)	—	(2)	—
Other non-interest income (loss)	28	48	(7)	(13)	(2)	76	12
Total other income (loss)	27	47	(12)	(14)	(2)	74	12
Operating expenses (h)	20	21	22	19	22	41	68
Finance Agency and Office of Finance expenses	3	4	4	3	3	7	6
Total other expenses	23	25	26	22	25	48	74
Operating expenses ratio (i)(g)	0.08%	0.09%	0.08%	0.07%	0.09%	0.08%	0.14%
Earnings per share	$1.89	$2.29	$1.86	$0.77	$1.24	$4.18	$2.85
Dividend per share	$1.12	$1.26	$1.01	$1.12	$1.11	$2.38	$2.57
Headcount (Full/part time)	282	275	276	276	275	282	275

(a)	Investments include held-to-maturity securities, available for-sale securities, federal funds, loans to other FHLBanks, and other interest bearing deposits.

(b)

Allowances for credit losses were $6.9 million, $7.3 million, $6.8 million, $6.7 million, and $6.3 million at the periods ended June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and six months ended June 30, 2012 and 2011.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 in this Form 10-Q and in the Bank’s most recent Form 10-K filed on March 23, 2012.

Net Income

Interest income from advances is the principal source of revenue.  The primary expenses are interest paid on consolidated obligations debt, Other expenses, principally Compensation and benefits and Operating expense, and Assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges from debt repurchases, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 1.1:                        Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Total interest income	$202,538	$210,298	$405,799	$467,687
Total interest expense	110,810	110,657	221,793	233,973
Net interest income before provision (reversal) for credit losses	91,728	99,641	184,006	233,714
(Reversal) Provision for credit losses on mortgage loans	(202)	429	659	2,202
Net interest income after provision (reversal) for credit losses	91,930	99,212	183,347	231,512
Total other income (loss)	27,510	(1,788)	74,651	12,515
Total other expenses	23,269	24,810	48,515	74,718
Income before assessments	96,171	72,614	209,483	169,309
Total assessments	9,659	19,303	21,066	45,018
Net income	$86,512	$53,311	$188,417	$124,291

The 2012 second quarter Net income was $86.5 million, compared with $53.3 million in the same period in the prior year.  Net income for the first six months of 2012 was $188.4 million, up from $124.3 million in the same period in 2011.  The principal changes period over period are summarized below:

Net interest income — The primary component of Net income was Net interest income (1) of $91.7 million, slightly down from $99.6 million in the same period in the prior year.  For the first six months, Net interest income was $184.0 million in the 2012 period, down from $233.7 million in the 2011 period.

Net interest income for the current year quarter was reduced by $29.3 million due to amortization of fair value basis of hedged advances that were modified in and after June 2011, so that the comparable amortization in the second quarter of 2011 was only $6.5 million.  The amortization reduces(2) the effective reported yields of modified advances.  Absent the accounting charges, Net interest income in the 2012 second quarter improved by $14.9 million over the same period in 2011, and Net spread, which is the difference between yields on interest-earning assets and interest-costing liabilities, also improved, by 6 basis points.  Reported Net spread under GAAP was 33 basis points in the 2012 second quarter, down from 37 basis points in the same quarter in 2011.  See Table 1.8 for more information.  As a result of the amortization charges, reported yields(3) earned from advances to members was 60 basis points in the 2012 second quarter, slightly down from 62 basis points in the same quarter in 2011.  Absent the accounting charge, yields from advances would have been 77 basis points, compared to 65 basis points in the same period in 2011.

Net interest income for the first six months of 2012 was also adversely impacted by the amortization charges, which reduced Net interest income by $58.2 million. In the 2011 period, the amortization charge was $8.4 million.

Yields earned from our investments in MBS have been declining even as our investment portfolios of fixed- and floating rate GSE issued MBS have grown.  Spreads to LIBOR for fixed-rate MBS have been lower, relative to MBS outstanding in the same quarter in 2011.  Spreads to LIBOR for the floating-rate GSE issued MBS outstanding in the 2012 second quarter have also been tighter, relative to the same period in 2011.  Overall yield from long-term investments, primarily GSE issued MBS, was 220 basis points in the 2012 second quarter, down from 263 basis points in the same quarter in 2011.  For the six months, yields were slightly higher than those observed in the three months ended June 30, 2012 and 2011.

Cost of debt(3)  was a little uneven between bonds and discount notes in the 2012 second quarter compared to the same period in 2011.  Yields paid to investors on bonds declined by 3 basis points, to 59 basis points in the 2012 second, compared to 62 basis points in the same period in 2011.  On the other hand, discount note yields increased by 9 basis points on a quarter-over quarter basis.  For the first six months, cost of issued bonds was 61 basis points in the 2012 period, 2 basis points lower than the same periods in 2011.  Discount note costs were 19 basis points in the 2012 period, compared to 15 basis points in the 2011 period.

(1)	Net interest income is before Provision for credit losses.

(2)

An equivalent amortization is recorded as a derivative and hedging gain, because the hedging instrument, the interest rate swap, is also modified. Taken together, amortization gains in Other income were offset by amortization losses in Net interest income, with no impact to Net Income in either period.

(3)	Net after the impact of interest rate swaps, which have effectively converted significant amounts of fixed-rate instruments to LIBOR indexed instruments.

Debt buy-back charges — In the 2012 second quarter, our debt buy-back activity was modest, and $81.0 million of debt was extinguished, compared to $26.2 million in the same period in 2011.  The charge to earnings, which represented cash payments in excess of carrying value of debt, was $4.9 million, compared to $3.4 million in the comparable quarter in 2011.  For the first six month, we extinguished $208.5 million of debt, and took a charge of $19.6 million in the 2012 period.  In the 2011 period, we extinguished $504.7 million of debt, and took a charge of $55.2 million.  Typically, debt buy-back is executed to re-align balance sheet liabilities following member initiated advance prepayments.  When high-costing debt is bought back, a premium is generally paid because market yields are lower than the debt that is extinguished, resulting in a charge to income.

Derivative and hedging gains — In the 2012 second quarter, derivative and hedging gains were $28.9 million, which included gains of $29.3 million due to amortization of fair value basis adjustments on previously modified swaps, and as discussed previously, this benefit was entirely offset by amortization losses recorded in Interest income from advances so that Net income was not impacted.  Absent the accounting amortization, derivatives and hedging activities resulted in an overall loss of $0.4 million in the 2012 second quarter, in contrast to a small gain of $0.2 million in the same period in 2011.  Recorded results include the income effects of the derivatives and hedging activities in a hedge qualifying fair value hedge and the derivatives in an economic hedge that did not qualify under fair value hedge accounting rules.  For the first six months, we recorded $82.0 million as gains in the 2012 period, compared to $71.2 million in the 2011 period.  For more information, see Components of Hedging Gains and Losses Table in Note 15. Derivatives and Hedging Activities.

Instruments held at fair value —  Consolidated obligation debt designated under the FVO reported fair value gains of $2.1 million in the second quarter of 2012, inversely with the decline in the market price of FHLBank debt and the increase in market yields.  The market conditions for FHLBank debt benefited the fair values of FVO debt on our balance sheet at June 30, 2012 that had been issued at lower coupons. In contrast, fair value losses of $6.1 million were recorded in the same quarter in 2011.  For the first six months, we recorded fair value gains of $9.3 million in the 2012 period, in contrast to fair value losses of $5.4 million the 2011 period.  Fair value gains and losses are unrealized and will reverse over time if the FVO debt are held to their maturity.

Compensation and benefits, Operating expenses, and assessments paid to the Office of Finance and the Finance Agency — Total expenses charged in the 2012 second quarter was $23.3 million, a little lower than $24.8 million in the same quarter in 2011.  Compensation and benefits expenses were $13.2 million in the 2012 second quarter down from $14.0 million in the same quarter in 2011.  Operating expenses, which include occupancy costs, computer service agreements, professional and legal fees, and depreciation and amortization were also lower period over period.  For the first six months, Compensation and benefits in the 2011 period included a contribution of $24.0 million to our Defined Benefit Plan to eliminate a funding shortfall.

REFCORP assessments — Net income in the 2012 second quarter also benefited from the absence of the 20% assessment payable to REFCORP, which obligation was satisfied in June 2011, and no further payments were necessary.  For the first six months, no REFCORP assessment payments were necessary in the 2012 period versus payments of $31.1 million in the 2011 period.

Affordable Housing Program (“AHP”) assessment — AHP set aside from income totaled $9.7 million in the 2012 second quarter, up from $6.0 million in the same period in 2011.  Assessments are calculated as a percentage of Net income, and the increase was due to increase in Net income.  For the first six months, AHP assessment set aside $21.1 million in the 2012 period, up from $13.9 million in the same period in 2011.

Analysis of Allowance for Credit Losses

•                  Mortgage loans held-for-portfolio — We evaluate conventional mortgage loans at least quarterly on an individual loan-by-loan basis and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans.  FHA/VA (Insured mortgage loans) guaranteed loans are evaluated collectively for impairment.  Based on the analysis performed, recoveries in the 2012 second quarter exceeded computed provisions for credit losses, resulting in a net recovery of $0.2 million, compared to a charge of $0.4 million in the same period in 2011.  For the first six months, provision taken in the 2012 period was $0.7 million and $2.2 million in the 2011 period.  Increase in provision in the 2011 period was due to increase in haircut values of collateral for evaluating impaired loans.  Charge-offs were insignificant in all periods in this report.   Cumulatively, the allowance for credit losses recorded in the Statements of Condition was $6.9 million at June 30, 2012, compared to $6.8 million at December 31, 2011.  We believe the allowance for loan losses is adequate to cover the losses inherent in our mortgage loan portfolio.  The provision for credit losses was higher in the first six months of 2011 primarily due to decline in the liquidation value of real property collateralizing the impaired loans in that period.  Collateral values have since stabilized in 2012.  For more information, see Note 7. Mortgage Loans Held-for-Portfolio.

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

Interest income

Interest income from advances and investments in mortgage-backed securities are our principal sources of income. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year periods from the prior year periods.  The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.2:                        Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2012	2011	Variance	2012	2011	Variance
Interest Income
Advances (a)	$105,105	$115,504	(9.00)%	$213,500	$274,200	(22.14)%
Interest-bearing deposits (b)	965	555	73.87	1,622	1,521	6.64
Federal funds sold (c)	4,443	1,601	NM	6,803	4,147	64.05
Available-for-sale securities	6,086	7,521	(19.08)	12,772	16,160	(20.97)
Held-to-maturity securities
Long-term securities	69,600	69,275	0.47	138,935	140,331	(0.99)
Mortgage loans held-for-portfolio	16,338	15,842	3.13	32,165	31,328	2.67
Loans to other FHLBanks and other	1	—	NM	2	—	NM

Total interest income (d)	$202,538	$210,298	(3.69)%	$405,799	$467,687	(13.23)%

(a)

Reported Interest income from advances was adjusted for the cash flows associated with interest rate swaps in qualifying hedging relationships. We generally pay fixed-rate cash flows to derivative counterparties, and in exchange, we receive variable-rate LIBOR-indexed cash flows. In the second quarter, we recorded prepayment fees of $8.4 million in the 2012 period, versus $9.6 million in the 2011 period. In the first six months, we recorded $9.4 million in the 2012 period, and due to significant prepayments in the 2011 period, we recorded $52.4 million in that period. In the second quarter, Interest income was reduced by $29.3 million due to amortization (as a yield adjustment) of fair value basis of modified hedged advances in the 2012 period, compared with $6.5 million in the 2011 period. For the first six months, Interest income was reduced by $58.2 million from the amortization in the 2012 period, compared with a similar charge of $8.4 million in the 2011 period. Prior period charges were lower because the impact of the modifications in 2011 became significant only after June 2011.

(b)	Primarily from cash collateral deposited with swap counterparties. Cash collateral typically earns the overnight Federal funds rate.

(c)	Increase due to increase in overnight Federal funds sold in 2012, and increase in overnight rates. See Table 1.9 Spread and Yield Analysis.

(d)

Absent the accounting amortization charges and the prepayment fees, Interest income has improved slightly in the 2012 second quarter over the same period in 2011, and has remained relatively flat on a year-to-date basis.

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.3:                        Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$439,422	$525,379	$886,736	$1,124,898
Net interest adjustment from interest rate swaps (a), (b)	(334,317)	(409,875)	(673,236)	(850,698)
Total Advance interest income reported	$105,105	$115,504	$213,500	$274,200

(a)

The unfavorable cash flow patterns of the interest rate swaps were indicative of the lower LIBOR rates (obligation of the swap counterparty) compared to our obligation to pay out fixed-rate cash flows, which have been higher than LIBOR cash in-flows. We are generally indifferent to changes in the cash flow patterns as we also hedge our fixed-rate consolidated obligation debt, which is our primary funding base, and two hedge strategies together achieve our management’s overall net interest spread objective. In the 2012 second quarter and year-to-date period, the average 3-month LIBOR was lower than the comparable periods in 2011 and contributed to lower cash out flow.

(b)

Under our accounting policy, net interest adjustments from derivatives (as described in the table above) may be offset against the net interest accruals of the hedged financial instrument (e.g. advance) only if the derivative is in a qualifying hedge relationship. If the hedge does not qualify under hedge accounting rules, and our management designates the hedge as an economic hedge, the net interest adjustments from derivatives would not be recorded with the advance interest revenues. Instead, the net interest adjustments from swaps would be recorded in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest income from advances, although Net income would not be impacted. There was no material amount of net interest adjustments from interest rate swaps designated as economic hedges of advances that were recorded in Other income (loss) in any periods in this report.

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

Table 1.4:                        Interest Expenses - Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2012	2011	Variance	2012	2011	Variance
Interest Expense
Consolidated obligations-bonds	$97,468	$103,215	(5.57)%	$197,234	$217,492	(9.31)%
Consolidated obligations-discount notes (a)	12,744	6,593	93.30	22,939	14,409	59.20
Deposits (b)	178	358	(50.28)	422	828	(49.03)
Mandatorily redeemable capital stock	413	469	(11.94)	1,174	1,213	(3.22)
Cash collateral held and other borrowings	7	22	(68.18)	24	31	(22.58)

Total interest expense (c)	$110,810	$110,657	0.14%	$221,793	$233,973	(5.21)%

(a)

Reported Interest expense from consolidated obligation bonds and discount notes were adjusted for the cash flows associated with interest rate swaps in qualifying hedging relationships. We generally pay variable-rate LIBOR-indexed cash flows to derivative counterparties and, in exchange, we receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank bonds. Certain discount notes were hedged in a cash flow hedging strategy that converted forecasted long-term variable cash in-flows to fixed-rate cash outflows. For such discount notes, the recorded expense is equivalent to long-term fixed coupons.

(b)	Average deposits from members were lower in the 2012 second quarter, and the overnight rate paid was also lower. On a year-to-date basis, average balances were up but rates paid were lower.

(c)

For the 2012 second quarter, reported Interest expense period over period is slightly higher because of rate effects; volume effects were not significant. On a swapped-out basis, yields paid on consolidated obligation bonds were lower, and cost of funding with discount notes were higher in the 2012 period compared to 2011. For the first six months, Interest expense has declined because of change in the mix between consolidated bonds and discount notes (1) benefited from lower cost of coupons paid on consolidated obligation bonds (rate effects) and lower volume of bonds employed to fund assets (volume effects), which was offset by (2) higher cost of discount notes, and higher volume of discount notes. See Rate and Volume Analysis Table for more information.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.5:                        Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$183,556	$235,902	$367,778	$485,178
Discount notes-Interest expense before adjustment for swaps	6,851	5,199	11,709	13,015
Net interest adjustment for interest rate swaps (a), (b)	(80,195)	(131,293)	(159,314)	(266,292)
Total Consolidated bonds and discount notes-interest expense reported	$110,212	$109,808	$220,173	$231,901

(a)

The favorable cash flow patterns of the interest rate swaps were indicative of LIBOR rates (our obligation to pay the swap counterparty) being less than the counterparty’s obligation to pay us the higher fixed rates. We are generally indifferent to changes in the cash flow patterns as we typically hedge our fixed-rate advances borrowed by member to meet our overall net interest spread objective. Decline in the net cash received from interest rate swaps was mainly because the average 3-month LIBOR was lower in the second quarter and year-to-date period of 2012 compared to the same periods in 2011.

(b)

Net interest adjustments from derivatives may be offset against the net interest accruals of the hedged financial instrument (e.g. bonds and discount notes) only if the derivative is in a hedge-qualifying relationship. If the hedge does not qualify under hedge accounting rules, and our management designates the hedge as an economic hedge, the net interest adjustments from derivatives would not be recorded together with the interest expense on debt. Instead, the net interest adjustments from swaps would be recorded in Other income (loss) as a Net realized and unrealized gain (loss) from derivatives and hedging activities. Thus, the accounting designation of a hedge may have a significant impact on reported Interest expense from consolidated obligations.

Net Interest Income

The following table summarizes Net interest income (dollars in thousands):

Table 1.6:                        Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2012	2011	Variance	2012	2011	Variance
Total interest income	$202,538	$210,298	(3.69)%	$405,799	$467,687	(13.23)%
Total interest expense	110,810	110,657	0.14	221,793	233,973	(5.21)
Net interest income before provision for credit losses	$91,728	$99,641	(7.94)%	$184,006	$233,714	(21.27)%

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

Although the medium- and long-end of the swap curve has flattened in the 2012 period, with lower rates along those term points relative to 2011, the 3-month “spot” LIBOR, which determines the cash settlements for our interest rate swaps was around 46-47 basis points through most of the 2012 second quarter, compared to 24 basis points at June 30, 2011.  Nevertheless, the 3-month LIBOR setting is still quite low relative to their historical levels, and the low rate environment has continued to compress margins for FHLBank-issued debt.  We try to execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little room for achieving a sub-LIBOR spread that would normally be ascribed to the high credit quality of the FHLBank debt.  As a result, on a swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds, and yields sought by investors for longer-term bonds still remain expensive.  For a discussion about the performance of the FHLBank issued consolidated bonds and discount notes, see Debt Financing Activity and Consolidated Obligations in this MD&A.

Impact of lower interest income from investing member capital — We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and to changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money-market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  The increase in overnight rates and the 3-month LIBOR in the 2012 periods, relative to the same periods in 2011, has had a favorable impact since capital is typically invested in money market assets.  For more information, see Spread and Yield Analysis Table and Rate and Volume Analysis Table.

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

Table 1.7:                        Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Interest Income	$536,855	$620,173	$1,079,035	$1,318,385
Net interest adjustment from interest rate swaps (a)	(334,317)	(409,875)	(673,236)	(850,698)
Reported interest income	202,538	210,298	405,799	467,687

Interest Expense	191,005	241,950	381,107	500,265
Net interest adjustment from interest rate swaps (b)	(80,195)	(131,293)	(159,314)	(266,292)
Reported interest expense	110,810	110,657	221,793	233,973

Net interest income (Margin) (c)	$91,728	$99,641	$184,006	$233,714

Net interest adjustment - interest rate swaps	$(254,122)	$(278,582)	$(513,922)	$(584,406)

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

(c)

In aggregate, we paid swap counterparties greater amounts of interest than we received from counterparties, because the interest exchanges with the swap dealer have been such that the hedges of fixed-rate advances resulted in significantly greater amounts of cash out-flows than the cash in-flows from hedges of fixed-rate consolidated obligation debt. As reported in the table above, the unfavorable cash flow patterns of the interest rate swaps were indicative of the lower LIBOR rates (obligation of the swap counterparty) compared to our fixed-rate obligation. We are generally indifferent to changes in the cash flow patterns, as they achieve our overall net interest spread objective and we remain indifferent for the most part to the volatility of interest rates.

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.8:                        GAAP Versus Economic Basis (b) — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$91,728	0.37%	0.33%	$99,641	0.41%	0.37%
Amortization of basis adjustments	29,280	0.12	0.12	6,473	0.03	0.02
Interest income (expense)
Swaps not designated in a hedging relationship	1,811	—	0.01	8,757	0.03	0.04

Economic net interest income	$122,819	0.49%	0.46%	$114,871	0.47%	0.43%

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$184,006	0.37%	0.33%	$233,714	0.47%	0.44%
Amortization of basis adjustments	58,157	0.12	0.13	8,402	0.01	0.02
Interest income (expense)
Swaps not designated in a hedging relationship	(4,139)	(0.01)	(0.01)	21,614	0.05	0.04

Economic net interest income	$238,024	0.48%	0.45%	$263,730	0.53%	0.50%

(a)

The reporting classification of interest income or expense associated with swaps designated as economic hedges has no impact on Net income, as these adjustments are either reported as a component of Net interest income if the hedges are qualifying hedges, or as a component of Other income as gains or losses from hedging activities if they are economic hedges. The decline in the amount of interest associated with economic hedges in the 2012 periods is due to decline in the volume of swaps designated as economic hedges. Interest expenses for both periods were associated with swaps that hedged consolidated obligation debt in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal funds rate to 3-month LIBOR cash flows.

(b)

Explanation of the use of non-GAAP measures of Net Spread, return on assets (“ROA”) used in the table above. These are non-GAAP financial measures used by management that we believe are useful to investors and stockholders in understanding our operational performance as well as business and performance trends. Although we believe these non-GAAP financial measures enhance investor and members’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Derivative and hedging gains included $29.3 million of amortization of fair value basis adjustments on previously modified swaps in compliance with our accounting policy to amortize fair values over the life of the transaction.  Separately, under this policy we amortize the fair value basis of the modified hedged advances as reduction of Net interest income, so that Net income is not impacted.  We believe that it is useful for our readers of our financial results to understand our interest margins with and without the amortization adjustments as they sum to zero.  Because almost all of the modification occurred in or after June 2011, the full accounting impact was realized after the second quarter of 2011, and explains the variance between the recorded amortization in the 2012 periods versus the 2011 periods.

Spread and Yield Analysis

Table 1.9:                        Spread and Yield Analysis

	Three months ended June 30,
	2012			2011
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$70,531,968	$105,105	0.60%	$74,797,343	$115,504	0.62%
Interest bearing deposits and others	2,534,371	965	0.15	2,181,487	555	0.10
Federal funds sold and other overnight funds	12,071,253	4,443	0.15	8,501,670	1,601	0.08
Investments	13,862,405	75,686	2.20	11,694,705	76,796	2.63
Mortgage and other loans	1,569,400	16,339	4.19	1,281,393	15,842	4.96

Total interest-earning assets	$100,569,397	$202,538	0.81%	$98,456,598	$210,298	0.86%

Funded By:
Consolidated obligations-bonds	$66,079,527	$97,468	0.59	$66,508,832	$103,215	0.62
Consolidated obligations-discount notes	24,015,615	12,744	0.21	21,686,807	6,593	0.12
Interest-bearing deposits and other borrowings	2,214,700	185	0.03	2,356,650	380	0.06
Mandatorily redeemable capital stock	42,436	413	3.92	58,700	469	3.20

Total interest-bearing liabilities	92,352,278	110,810	0.48%	90,610,989	110,657	0.49%

Capital and other non-interest- bearing funds	8,217,119	—		7,845,609	—

Total Funding	$100,569,397	$110,810		$98,456,598	$110,657

Net Interest Income/Spread		$91,728	0.33%		$99,641	0.37%

Net Interest Margin
(Net interest income/Earning Assets)			0.37%			0.41%

	Six months ended June 30,
	2012			2011
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$70,183,940	$213,500	0.61%	$76,591,806	$274,200	0.72%
Interest bearing deposits and others	2,562,672	1,622	0.13	2,274,388	1,521	0.13
Federal funds sold and other overnight funds	11,314,978	6,803	0.12	7,927,702	4,147	0.11
Investments	13,547,553	151,707	2.25	11,728,481	156,491	2.69
Mortgage and other loans	1,503,506	32,167	4.29	1,276,066	31,328	4.95

Total interest-earning assets	$99,112,649	$405,799	0.82%	$99,798,443	$467,687	0.95%

Funded By:
Consolidated obligations-bonds	$64,379,040	$197,234	0.61	$69,446,862	$217,492	0.63
Consolidated obligations-discount notes	23,976,613	22,939	0.19	19,736,618	14,409	0.15
Interest-bearing deposits and other borrowings	2,657,836	446	0.03	2,390,429	859	0.07
Mandatorily redeemable capital stock	45,958	1,174	5.12	58,947	1,213	4.15

Total interest-bearing liabilities	91,059,447	221,793	0.49%	91,632,856	233,973	0.51%

Capital and other non-interest- bearing funds	8,053,202	—		8,165,587	—

Total Funding	$99,112,649	$221,793		$99,798,443	$233,973

Net Interest Income/Spread		$184,006	0.33%		$233,714	0.44%

Net Interest Margin
(Net interest income/Earning Assets)			0.37%			0.47%

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

Rate and Volume Analysis

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in volumes and rates.  The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense (in thousands):

Table 1.10:                 Rate and Volume Analysis

	For the three months ended June 30, 2012 vs. June 30, 2011 Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(6,444)	$(3,955)	$(10,399)
Interest bearing deposits and others	101	309	410
Federal funds sold and other overnight funds	868	1,974	2,842
Investments	12,978	(14,088)	(1,110)
Mortgage loans and other loans	3,231	(2,734)	497

Total interest income	10,734	(18,494)	(7,760)

Interest Expense
Consolidated obligations-bonds	(662)	(5,085)	(5,747)
Consolidated obligations-discount notes	774	5,377	6,151
Deposits and borrowings	(22)	(173)	(195)
Mandatorily redeemable capital stock	(146)	90	(56)

Total interest expense	(56)	209	153

Changes in Net Interest Income	$10,790	$(18,703)	$(7,913)

	For the six months ended June 30, 2012 vs. June 30, 2011 Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(21,707)	$(38,993)	$(60,700)
Interest bearing deposits and others	185	(84)	101
Federal funds sold and other overnight funds	1,967	689	2,656
Investments	22,356	(27,140)	(4,784)
Mortgage loans and other loans	5,167	(4,328)	839

Total interest income	7,968	(69,856)	(61,888)

Interest Expense
Consolidated obligations-bonds	(15,605)	(4,653)	(20,258)
Consolidated obligations-discount notes	3,488	5,042	8,530
Deposits and borrowings	86	(499)	(413)
Mandatorily redeemable capital stock	(298)	259	(39)

Total interest expense	(12,329)	149	(12,180)

Changes in Net Interest Income	$20,297	$(70,005)	$(49,708)

Analysis of Non-Interest Income (Loss)

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:                 Other Income (loss)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Other income (loss):
Service fees and other (a)	$2,213	$1,479	$4,314	$2,735
Instruments held at fair value - Unrealized gains (losses) (b)	2,106	(6,141)	9,304	(5,401)

Total OTTI losses	(75)	(166)	(370)	(166)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive income (loss)	(693)	26	(956)	(344)
Net impairment losses recognized in earnings (c)	(768)	(140)	(1,326)	(510)

Net realized and unrealized gains on derivatives and hedging activities (d)	28,889	6,644	81,992	71,214
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	—	17	256	17
Losses from extinguishment of debt and other (e)	(4,930)	(3,647)	(19,889)	(55,540)
Total other income	$27,510	$(1,788)	$74,651	$12,515

(a)

Service fees and other — Service fees are derived primarily from providing correspondent banking services to members. The category Other includes fees earned on standby letters of credit. The increase in the current quarter was primarily due to increase in volume of issuance of financial letters of credits.

(b)

Instruments held at fair value under the Fair Value Option — Recorded fair value gains and losses are attributable to changes in market observable pricing (and inversely, yields) and the “volume” (as measured by par amounts of instruments) of instruments elected under FVO. See Note 16. Fair Values of Financial Instruments for more information about FHLBank debt elected under the FVO. Par amounts of debt elected under the FVO have increased at June 30, 2012, relative to June 30, 2011. At June 30, 2012, market price of FHLBank debt declined, market observable yields increased to levels higher than contractual coupons of outstanding debt elected under the FVO, and fair value gains were recorded. In contrast, changes in fair value in the same periods in 2011 resulted in recorded losses, when market observable yields of FHLBank debt were lower than the contractual yields on debt outstanding at June 30, 2011. The balance sheet carrying values of debt designated under the FVO, includes fair value basis adjustments, which are unrealized and if the debt is held to maturity, their fair values will decline to zero.

(c)

Net impairment losses recognized in earnings on held-to-maturity securities - Credit-related OTTI has declined period over period, and has for some years. Our cash flow analyses at each quarter has identified very modest deterioration in the performance parameters of certain previously impaired private-label MBS (“PLMBS”). When cash flow analysis identifies credit losses that exceed fair value, our policy is to cap the loss to a floor equal to its amortized cost. The amounts capped in all period in this report were insignificant.

(d)

Earnings impact of derivatives and hedging activities — We may designate a derivative as either a hedge of (1) the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge); (2) a forecasted transaction; or (3) the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). We may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards. Key fair value changes of derivatives and hedging activities in the second quarter and the first six months of 2012 and 2011 were:

•                  Derivative and hedging gains in the current year quarter benefited by $29.3 million due to amortization of fair values of modified interest rate swaps to offset the amortization of fair value basis of modified hedged advances.  In the same period in 2011, amortization was only $6.5 million, because member requests for advance modification began in June 2011, and the amortization recorded in the 2011 second quarter was for one month.  Fair value basis adjustments were computed on the modification dates for the advance and the associated interest rate swaps, and are being amortized on a level-yield basis to contractual maturities.  The fair value basis of the swaps were in unrealized liability positions at the modification dates, and fair value basis of modified advances were in unrealized gain positions.  Amortization gains recorded as Derivative and hedging gains as reported in the table above, were entirely offset by amortization losses recorded in Interest income from advances so that Net income was not impacted.

•                  Absent the amortization, the net impact of derivatives and hedging activities was a small loss of $0.4 million in the 2012 second quarter, and a small gain of $0.2 million in the same period in 2011.

-

Impact of Qualifying hedges — Comprised of fair value hedges of consolidated obligation bonds and discount notes, and advances, and insignificant amounts of ineffectiveness from closed cash flow hedges. Qualifying fair value hedges in the second quarter of 2012 reported unfavorable changes of $3.2 million, representing ineffectiveness between changes in the fair values of derivatives and the hedged advances and debt. The comparable ineffectiveness in the 2011 period was a loss of $4.7 million.

-

Impact of Economic hedges - Interest rate swaps that were economic hedges of debt were typically structured to pay 3-month LIBOR cash flows to swap dealers, and to receive federal funds indexed cash flows, 1-month LIBOR cash flows, or fixed-rate cash flows. Such swaps are also referred to as standalone swaps. Economic hedges also included pay floating rate (primarily 3-month LIBOR) receive fixed-rate interest rate swaps in economic hedges of short and intermediate-term consolidated obligation bonds and discount notes, designated under the FVO. By policy, fair value changes and interest accruals associated with standalone swaps are recorded as a component of derivatives and hedging activities. In the 2012 second quarter, standalone swaps made a favorable contribution of $9.5 million, and $14.4 million the same period in 2011. In the first six months, standalone derivatives also reported $30.6 million in gains in 2012, compared to $24.4 million in 2011. The rise and fall of the 3-month LIBOR, relative to the Federal funds rate or the 1-month LIBOR, or relative to a rate “fixed” at inception, are determining factors of recorded gains and losses, as is the volume of derivatives designated as standalone. At June 30, 2012, the 1-year basis spread between the 3-month LIBOR and the Federal fund index declined to 31 basis points from 33 basis points at March 31, 2012, and 55.6 basis points at December 31, 2011, and projected obligations to pay swap dealers on the Federal fund basis swaps declined, fair values of the swaps benefited, and gains were recorded. The basis between 3-month LIBOR and 1-month LIBOR has been stable through most of 2012, and has declined slightly from around 28 basis points at December 31, 2011. Because our 3-month versus 1-month basis swaps are designed to pay 3-month LIBOR and receive 1-month LIBOR, a decline in basis benefits the fair values of the swaps, resulting in unrealized fair value gains.

-

The fair value of $1.9 billion of notional amounts of interest rate caps purchased primarily to hedge capped LIBOR indexed floating-rate MBS was $7.7 million at June 30, 2012, down from $14.4 million at March 31, 2012 and $14.9 million at December 31, 2011, and a loss of $7.2 million was recorded in the 2012 second quarter. The forward swap curve flattened at June 30, 2012, relative to March 31, 2012 and December 31, 2011, causing forward rates to decline. The impact of a declining rate environment offset the impact of increase in implied volatilities. Declining fair values have contributed to losses in each period. If held to maturity, cap values will decline to zero in 2018.

(e)

Losses from extinguishment of debt — We buy back or retire our own debt principally to reduce future debt costs.  When assets are prepaid ahead of their expected or contractual maturities, we also attempt to extinguish debt in order to realign asset liability cash flow patterns.  Debt retirement and transfers in a declining interest rate environment typically requires a payment of a premium resulting in a loss.  For more information, see Table 7.2, Transferred and Retired Debt.

Earnings Impact of Derivatives and Hedging Activities — 2012 Second Quarter Compared to 2011 Second Quarter

The following tables summarize the impact of hedging activities on earnings (in thousands):

Table 1.12:                 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended June 30, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(334,317)	$(95)	$86,088	$(5,893)	$—	$—	$(254,217)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	27,784	—	(1,109)	(418)	—	—	26,257
Gains (losses) on cash flow hedges		—	(212)	—	—	—	(212)
Net gains (losses) derivatives-FVO	—	—	4,324	754	—	—	5,078
Gains (losses)-economic hedges	120	1,091	3,163	3	(6,612)	1	(2,234)

Net realized and unrealized (losses) gains on derivatives and hedging activities	27,904	1,091	6,166	339	(6,612)	1	28,889

Total earnings impact	$(306,413)	$996	$92,254	$(5,554)	$(6,612)	$1	$(225,328)

	Three months ended June 30, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(409,875)	$29	$132,687	$(1,394)	$—	$—	$(278,553)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	233	—	1,505	—	—	—	1,738
Net gains (losses) derivatives-FVO	—	—	10,491	217	—	—	10,708
Gains (losses)-economic hedges	(1,162)	370	4,495	—	(9,511)	6	(5,802)

Net realized and unrealized (losses) gains on derivatives and hedging activities	(929)	370	16,491	217	(9,511)	6	6,644

Total earnings impact	$(410,804)	$399	$149,178	$(1,177)	$(9,511)	$6	$(271,909)

	Six months ended June 30, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(673,236)	$(138)	$170,544	$(11,230)	$—	$—	$(514,060)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	59,093	—	1,058	(1,381)	—	—	58,770
Gains (losses) on cash flow hedges	—	—	(214)	—	—	—	(214)
Net gains (losses) derivatives-FVO	—	—	9,826	866	—	—	10,692
Gains (losses)-economic hedges	(129)	1,326	18,652	80	(7,188)	3	12,744

Net realized and unrealized (losses) gains on derivatives and hedging activities	58,964	1,326	29,322	(435)	(7,188)	3	81,992

Total earnings impact	$(614,272)	$1,188	$199,866	$(11,665)	$(7,188)	$3	$(432,068)

	Six months ended June 30, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(850,698)	$53	$267,686	$(1,394)	$—	$—	$(584,353)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	56,570	—	3,302	—	—	—	59,872
Net gains (losses) derivatives-FVO	—	—	17,095	312	—	—	17,407
Gains (losses)-economic hedges	(1,100)	540	7,589	—	(13,100)	6	(6,065)

Net realized and unrealized (losses) gains on derivatives and hedging activities	55,470	540	27,986	312	(13,100)	6	71,214

Total earnings impact	$(795,228)	$593	$295,672	$(1,082)	$(13,100)	$6	$(513,139)

Cash Flow Hedges

No amounts were reclassified from AOCL into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report.  Ineffectiveness from hedges designated as cash flow hedges was not significant in any periods reported in this Form 10-Q.  Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in the interest element of the cash flows related to the forecasted issuance of the consolidated obligation bonds or the 91-day discount notes in the rollover-program.  At June 30, 2012, the fair values of interest rate swaps designated in the cash flow strategy to hedge long-term issuance of consolidated obligation discount in the rollover-program were in an unrealized loss position of $123.1 million, which was recorded in the balance sheet as a derivative liability, and an offset recorded in AOCL as an unrealized loss.  In addition, closed cash flow hedges of anticipatory issuance of consolidated obligation bonds, less amounts amortized, were also recorded to AOCL and that amount was $14.2 million at June 30, 2012.  See Table 1.13 for changes in cash flow hedges AOCL through June 30, 2012.

•    Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we execute interest rate swaps on the anticipated issuance of debt to lock in a spread between the earning asset and the cost of funding.  The hedges are accounted under cash flow hedging rules and the effective portion of changes in the fair values of the swaps is recorded in AOCL.  The ineffective portion is recorded through net income.  The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCL are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.  At June 30, 2012, we had no open contracts to hedge the anticipated issuances of debt.  Over the next 12 months, it is expected that $3.5 million of net losses recorded in AOCL will be recognized as an interest expense.

•    Hedges of discount note issuances — We have executed long-term pay-fixed, receive 3-month LIBOR-indexed interest rate swaps that are designated as cash flow hedges of a rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap.  The objective of the hedge is to offset the variability of cash flows attributable to changes in benchmark interest rate (3-month LIBOR), due to the rollover of the fixed-rate 91-day discount notes issued in parallel with the cash flow payments of the swap every 91 days through the maturity of the swap.  The maximum period of time that we hedged exposure to the variability in future cash flows in this program is up to 10 years.

Derivative gains and losses reclassified from AOCL (a) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCL in the Statements of Condition (in thousands):

Table 1.13:                 Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(94,481)	$(11,468)	$(111,985)	$(15,196)
Net hedging transactions	(43,975)	(10,315)	(27,473)	(7,625)
Reclassified into earnings	1,212	960	2,214	1,998

End of period	$(137,244)	$(20,823)	$(137,244)	$(20,823)

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

The following tables summarize such activities (in thousands):

Table 1.14:                 Gains (Losses) on Sale and Extinguishment of Financial Instruments

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Gains-Sales of investment securities	$—	$17	$256	$17

Losses-Extinguishment and/or transfer of debt	$(4,852)	$(3,434)	$(19,630)	$(55,175)

Table 1.15:                 Debt Extinguishment and Sale of Investment Securities

	Three months ended June 30,
	2012		2011
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Redemption of Housing Finance Agency(a)	$—	$—	$3,918	$17
Extinguishment of CO Bonds (b)	$81,143	$(4,852)	$26,155	$(3,434)

	Six months ended June 30,
	2012		2011
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Redemption of Housing Finance Agency(a)	$4,742	$256	$3,918	$17
Extinguishment of CO Bonds (b)	$207,937	$(19,630)	$353,500	$(37,844)
Transfer of CO Bonds to Other FHLBanks (b)	$—	$—	$150,049	$(17,332)

(a)  From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis may be asked by the issuer of a security, which we have classified as held-to-maturity to redeem the investment security.  There were insignificant gains from such redemptions in the 2012.

(b)  Bonds retired in the 2012 second quarter resulted in lower charges, relative to the same period in 2011. For the six month periods, bond buy-back activity was lower in the 2012 period, compared to 2011.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2012 second quarter compared to 2011 second quarter

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.16:                 Operating Expenses, and Compensation and benefits

	Three months ended June 30,
	2012	Percentage of Total	2011	Percentage of Total

Temporary workers	$6	0.08%	$40	0.53%
Occupancy	1,081	15.30	1,059	13.85
Depreciation and leasehold amortization	1,083	15.33	1,371	17.92
Computer service agreements and contractual services	2,874	40.69	2,597	33.95
Professional and legal fees	267	3.78	872	11.39
Other (a)	1,753	24.82	1,711	22.36
Total operating expenses (b)	$7,064	100.00%	$7,650	100.00%

Salaries	$7,912	60.04%	$7,407	52.73%
Employee benefits	5,265	39.96	6,640	47.27
Total Compensation and Benefits (c)	$13,177	100.00%	$14,047	100.00%

Finance Agency and Office of Finance (d)	$3,028		$3,113

	Six months ended June 30,
	2012	Percentage of Total	2011	Percentage of Total

Temporary workers	$13	0.09%	$88	0.58%
Occupancy	2,123	14.68	2,173	14.30
Depreciation and leasehold amortization	2,226	15.39	2,770	18.25
Computer service agreements and contractual services	5,648	39.05	5,171	34.06
Professional and legal fees	969	6.70	1,670	11.00
Other (a)	3,484	24.09	3,308	21.81
Total Operating Expenses (b)	$14,463	100.00%	$15,180	100.00%

Salaries	$15,898	58.01%	$14,966	28.22%
Employee benefits	11,509	41.99	38,062	71.78
Total Compensation and Benefits (c)	$27,407	100.00%	$53,028	100.00%

Finance Agency and Office of Finance (d)	$6,645		$6,510

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

(c) Compensation and benefits were higher in the six months ended June 30, 2011 because of a one-time payment of $24.0 million to our Defined benefit pension plan to restore its funding status.

(d) We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The 12 FHLBanks and two other GSEs share the entire cost of the Finance Agency.

Assessments

Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”) and until June 30, 2011 to satisfy its REFCORP obligations.  For more information, see “Affordable Housing Program and Other Mission Related Programs” and “Assessments” under ITEM 1 BUSINESS in our most recent Form 10-K filed on March 23, 2012.

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

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                        Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$130,629	$135,131	$127,454	$138,365
Additions from current period’s assessments	9,659	5,975	21,066	13,945
Net disbursements for grants and programs	(8,328)	(7,275)	(16,560)	(18,479)
Ending balance	$131,960	$133,831	$131,960	$133,831

Subsequent to June 30, 2011, AHP is 10% of net income after adding back interest expense on mandatorily redeemable stock.  Prior to June 30, 2011, AHP was 10% of net income after deducting REFCORP assessments, and adding back interest expense on mandatorily redeemable capital stock

REFCORP — The REFCORP obligation was satisfied in June 2011, and no further payments are necessary.

The following table provides roll-forward information with respect to changes in REFCORP liabilities (in thousands):

Table 2.2:                        REFCORP

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$—	$18,735	$—	$21,617
Additions from current period assessments	—	13,328	—	31,073
Net disbursements to REFCORP	—	(17,331)	—	(37,958)
Ending balance	$—	$14,732	$—	$14,732

Financial Condition (dollars in thousands):

Table 3.1:                        Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	June 30, 2012	December 31, 2011	dollar amount	percentage
Assets
Cash and due from banks	$913,863	$10,877,790	$(9,963,927)	(91.60)%
Federal funds sold	7,439,000	970,000	6,469,000	NM
Available-for-sale securities	2,739,702	3,142,636	(402,934)	(12.82)
Held-to-maturity securities
Long-term securities	11,797,267	10,123,805	1,673,462	16.53
Advances	77,610,305	70,863,777	6,746,528	9.52
Mortgage loans held-for-portfolio	1,628,461	1,408,460	220,001	15.62
Derivative assets	16,092	25,131	(9,039)	(35.97)
Other assets	248,981	250,741	(1,760)	(0.70)

Total assets	$102,393,671	$97,662,340	$4,731,331	4.84%

Liabilities
Deposits
Interest-bearing demand	$1,678,922	$2,066,598	$(387,676)	(18.76)%
Non-interest bearing demand	13,907	12,450	1,457	11.70
Term	30,000	22,000	8,000	36.36

Total deposits	1,722,829	2,101,048	(378,219)	(18.00)

Consolidated obligations
Bonds	72,964,182	67,440,522	5,523,660	8.19
Discount notes	21,331,398	22,123,325	(791,927)	(3.58)
Total consolidated obligations	94,295,580	89,563,847	4,731,733	5.28

Mandatorily redeemable capital stock	42,035	54,827	(12,792)	(23.33)

Derivative liabilities	407,872	486,166	(78,294)	(16.10)
Other liabilities	413,389	410,041	3,348	0.82

Total liabilities	96,881,705	92,615,929	4,265,776	4.61

Capital	5,511,966	5,046,411	465,555	9.23

Total liabilities and capital	$102,393,671	$97,662,340	$4,731,331	4.84%

Balance sheet overview June 30, 2012 compared to December 31, 2011

Our mission is to support the liquidity needs of our members.  To meet this mission, our balance sheet strategy is to keep our balance sheet in line with the rise and fall of amounts borrowed by members in the form of advances.  Total assets were $102.4 billion at June 30, 2012, compared to $97.7 billion at December 31, 2011.  Principal amounts of Advances to members increased to $73.7 billion, compared to $67.0 billion at December 31, 2011.  Aside from advances, our primary earning assets were investment portfolios, comprising mainly of GSE-issued mortgage-backed securities (“MBS”), and overnight Federal funds sold.  We also hold small portfolios of private-label MBS, bonds issued by state and local government housing agencies, and mortgage loans.

Advances — Advances have increased at June 30, 2012, compared to December 31, 2011, primarily because of short-and intermediate-term borrowing by one large member in June 2012.

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

Fair values of the private-label MBS (“PLMBS”) have also been stable, and unrealized holding losses have steadily declined through June 30, 2012, compared to December 31, 2011.  All PLMBS are held-to-maturity investments, and their fair values are not recorded on the balance sheet on a recurring basis.  We consider our PLMBS as Level 3 investments because the market for the securities remains depressed and the future is uncertain.  For more information about fair values of AFS and HTM securities, see Note 16. Fair Values of Financial Instruments.

Leverage — At June 30, 2012, balance sheet leverage was 18.6 times shareholders’ equity, compared to 19.4 times at December 31, 2011.  Our balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time, we may maintain excess liquidity in highly liquid investments or cash balances at the FRB to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged.  Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Debt — Our primary source of funds continued to be through the issuance of consolidated obligation bonds and discount notes.  Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer.

Our ability to access the capital markets and other sources of funding, which has a direct impact on our cost of funds, are dependent to a degree on our credit ratings from the major ratings organizations.  In 2011, S&P lowered the long-term rating of the senior unsecured debt issues of the Federal Home Loan Bank System to “AA+” from “AAA,” and also revised the rating outlook of the debt to negative.  A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years.  Although the FHLBank debt performance has withstood the impact of the rating downgrade, and investor preference for the high quality of our debt has in fact grown stronger, we cannot say with certainty the long-term impact of such actions on our liquidity position, which could be adversely affected by many causes both internal and external to our business.  For more information, see Business Outlook in the MD&A in this report.

Liquidity and Short-term Debt — The following table summarizes our short-term debt (in thousands).  Also see Tables 10.1 — 10.6 for additional information.

Table 3.3:                        Short—term Debt

	June 30, 2012	December 31, 2011

Consolidated obligations-discount notes (a)	$21,331,398	$22,123,325
Consolidated obligations-bonds with original maturities of one year or less (b)	$17,675,000	$15,125,000

(a) Outstanding at end of the period - carrying value

(b) Outstanding at end of the period - par value

Our liquid assets included cash at the FRB, Federal funds sold, and a portfolio of highly-rated GSE securities that are available-for-sale.  Our GSE status enables the FHLBanks to fund our consolidated obligation debt at tight margins to U.S. Treasury.  These are discussed in more detail under “Debt Financing Activity and Consolidated Obligations” in this MD&A.  Our liquidity position remains strong and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

Among other liquidity measures, we are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days and that during that period, members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital market for five days, and during that period, members renew maturing and “put” advances.  We were in compliance with regulations under both scenarios.

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

The borrowing action by one large member in June 2012 resulted in a significant increase in advance balances at June 30, 2012.  For more information about advance concentration, see Note 19, Segment information and concentration.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:                        Advances by Product Type

	June 30, 2012		December 31, 2011
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$15,406,800	20.89%	$6,270,500	9.36%
Fixed Rate Advances	49,484,649	67.10	53,561,735	79.96
Short-Term Advances	5,325,420	7.22	4,202,360	6.27
Mortgage Matched Advances	429,385	0.58	438,033	0.65
Overnight & Line of Credit (OLOC) Advances	1,830,127	2.48	1,480,075	2.21
All other categories	1,272,996	1.73	1,036,199	1.55

Total par value	73,749,377	100.00%	66,988,902	100.00%

Discount on AHP Advances	(2)		(15)
Hedging adjustments	3,860,930		3,874,890

Total	$77,610,305		$70,863,777

Member demand for advance products

Majority of members are staying short with their borrowing preference primarily because of interest-rate uncertainties.  Other members appear to be taking advantage of prevailing low interest rates and borrowing advances with longer maturities.

Adjustable Rate Advances (“ARC Advances”) — One large member’s borrowing in June 2012 accounted for the increase in this category, and until then ARC advances had remained relatively stable, with members renewing maturing advances.  The new ARC borrowings will mature by 2013 third quarter, unless renewed at maturity or modified earlier.

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

Member demand for fixed-rate advances had been soft in the prior year, and borrowings have further declined in the first and second quarters of 2012.  On aggregate, when maturing and prepaid fixed-rate advances have been replaced, members have borrowed short- and medium-term advances, as members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs.  Terms vary from two days to 30 years.  A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature that we have purchased from the member, driving down the coupon on the advance.  The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term-advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances have declined steadily in each of the quarters in 2012, and stood at $17.4 billion at June 30, 2012, compared to $18.3 billion at December 31, 2011.

Short-term Advances — Borrowing activity has been uneven in the two quarters in 2012.  Outstanding amounts were $5.3 billion at June 30, 2012, up from $4.2 billion at December 31, 2011.  At March 31, 2012, balances had grown to $7.1 billion mainly because one large member’s borrowing activity in the first quarter of 2012, which as anticipated was paid down at maturity in the second quarter of 2012.  Members have generally borrowed short-term advances to take advantage of the current low coupons to replace maturing medium- and intermediate-term advances.

Overnight advances — Overnight borrowings has increased in the second quarter of 2012, compared to December 31, 2011.  Member demand for the overnight Advances reflects the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

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

The following table summarizes merger activity (dollars in thousands):

Table 4.2:                  Merger Activity

	June 30, 2012	December 31, 2011

Number of Non-Members (a)	2	3

Total number of Non-Members at period end	9	8

Total Advances outstanding to Non-Members at period end	$427,383	$710,430

(a) Members who became Non-Members because of mergers and voluntary/involuntary terminations within the periods then ended.

Prepayment of Advances

Prepayment initiated by members or former members is another important factor that impacts advances.  We charge a prepayment fee when the member or a former member prepays certain advances before the original maturity.

The following table summarizes prepayment activity (in thousands):

Table 4.3:                  Prepayment Activity

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Advances pre-paid at par	$597,913	$767,513	$793,099	$7,874,880

Prepayment fees (a)	$8,412	$9,647	$9,385	$52,389

(a) Amount represents fees received from members minus the fair value basis of hedged advances at the prepayment dates.  For advances that are prepaid and hedged under hedge accounting rules, we generally terminate the hedging relationship upon prepayment and adjust the prepayment fees received for the associated fair value basis of the hedged prepaid advance.

Advance modifications

At members’ request we may modify advances if the modified terms are considered minor and qualify as a modification under applicable accounting provisions for loan modification.  See Significant Accounting Policies and Estimates in Note 1 in our most recent Form 10-K filed on March 23, 2012 for a more complete discussion of the provisions that guide loan modifications.  In the second quarter of 2012, we agreed to modify $113.5 million of par amounts of advances, compared to $3.8 billion in same quarter in 2011.  In the first six months, we agreed to modify $213.5 million in the 2012 period, compared to $3.9 billion in the same period in 2011.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.4:                        Advances by Interest-Rate Payment Terms

	June 30, 2012		December 31, 2011
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$58,342,577	79.11%	$60,718,402	90.64%
Variable-rate (b)	15,398,800	20.88	6,262,500	9.35
Variable-rate capped (c)	8,000	—	8,000	—

Total par value	73,749,377	100.00%	66,988,902	100.00%

Discount on AHP Advances	(2)		(15)
Hedging basis adjustments	3,860,930		3,874,890

Total	$77,610,305		$70,863,777

(a) Fixed-rate borrowings remained popular with members, and outstanding amounts increased for short-term, fixed-rate advances, a category within Fixed-rate advances.

(b) Adjustable-rate LIBOR-based advance has increased primarily due the borrowing by one large member in June 2012.  Generally, members have not increased their borrowing in this category, despite the low prevailing rates, as members may perceive the risk of borrowing in an unsettled interest rate environment and a further decline in short term rates.

(c) Typically, capped ARCs are in demand by members in a rising rate environment, as members would purchase cap options to limit their interest rate exposure.  With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes variable-rate advances by reference-index type (in thousands):

Table 4.5:                        Variable-Rate Advances

	June 30, 2012	December 31, 2011

LIBOR indexed (a)	$15,406,800	$6,270,500

(a) LIBOR indexed advances are typically ARC advances and the larger members have increased their borrowings in 2012.

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):

Table 4.6:                        Advances by Maturity and Yield Type

	June 30, 2012		December 31, 2011
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$17,226,239	23.36%	$17,949,321	26.79%
Due after one year	41,116,338	55.75	42,769,081	63.85

Total Fixed-rate	58,342,577	79.11	60,718,402	90.64

Variable-rate
Due in one year or less	4,480,000	6.07	2,468,500	3.68
Due after one year	10,926,800	14.82	3,802,000	5.68

Total Variable-rate	15,406,800	20.89	6,270,500	9.36
Total par value	73,749,377	100.00%	66,988,902	100.00%
Discount on AHP Advances	(2)		(15)
Hedging adjustments	3,860,930		3,874,890
Total	$77,610,305		$70,863,777

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

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.7:                        Hedged Advances by Type

Par Amount	June 30, 2012	December 31, 2011
Qualifying Hedges
Fixed-rate bullets	$30,747,929	$32,733,909
Fixed-rate putable (a)	16,467,912	17,439,412
Fixed-rate callable	75,000	325,000
Total Qualifying Hedges	$47,290,841	$50,498,321

Aggregate par amount of advances hedged (b)	$47,331,224	$50,617,650
Fair value basis (Qualifying hedging adjustments)	$3,860,930	$3,874,890

(a) Members have generally not replaced maturing putable advances, and outstanding balances have declined and since almost all advances with put or call features are hedged, the decline in hedged advances was consistent with the contraction of fixed-rate putable advances.  With a putable advance, we purchase the put option in the advance from the borrowing member.  This put option mirrors the cancellable swap option owned by the swap counterparty.  Under the terms of the put option, we have the right to terminate the advance at agreed-upon dates.  The period until the option is exercisable is known as the lockout period.  If the advance is put at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then-prevailing market rates and at the then-existing terms and conditions.

(b) Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship.  (See Tables 9.1 — 9.7).  No advances were designated under the FVO.  We typically hedge fixed-rate advances in order to convert fixed-rate cash flows to LIBOR-indexed cash flows with interest rate swaps.

Fair value basis adjustments — The carrying values of our advances included $3.9 billion of fair value basis gains at June 30, 2012, almost unchanged from December 31, 2011, and these were consistent with the higher contractual coupons of long- and medium-term fixed-rate hedged advances at those dates, compared to current advance pricing at balance sheet dates.  These advances had been issued in prior years at the then-prevailing higher interest rate environment.  In a lower interest rate environment, fixed-rate advances will exhibit net unrealized fair value basis gains.  Decline in outstanding hedged advances resulted in a decline in fair value basis (volume effect).  The forward swap curve at June 30, 2012 flattened, and rates declined along almost the entire length of the curve relative to December 31, 2011, causing fair values of advances to increase (interest rate effect) and offset the volume effects.  Taken together, the fair value basis adjustment to the carrying value of hedged advances remained materially unchanged.

The following graph compares the swap curves at June 30, 2012 and December 31, 2011:

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

Advances — Call Dates and Exercise Options

The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that we control.  Put dates are organized by date of first put (dollars in thousands):

Table 4.9:                        Advances by Put Date/Call Date (a)

	June 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Due or putable\callable in one year or less (b)	$37,556,151	50.92%	$36,896,233	55.07%
Due or putable after one year through two years	13,785,581	18.69	6,689,684	9.99
Due or putable after two years through three years	4,206,030	5.70	6,540,378	9.76
Due or putable after three years through four years	9,195,182	12.47	5,906,310	8.82
Due or putable after four years through five years	4,019,669	5.45	7,432,042	11.09
Due or putable after five years through six years	2,143,203	2.91	1,524,143	2.28
Thereafter	2,843,561	3.86	2,000,112	2.99

Total par value	73,749,377	100.00%	66,988,902	100.00%

Discount on AHP advances	(2)		(15)
Hedging adjustments	3,860,930		3,874,890

Total	$77,610,305		$70,863,777

(a) Contrasting advances by contractual maturity dates (See Tables 4.1 — 4.10) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  Advances borrowed by members included a significant amount of putable advances in which we purchased from members the option to terminate advances at agreed-upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates.  When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.  This is best illustrated by the fact that on a contractual maturity basis, 17.5% of advances would mature after five years, while on a put basis, the percentage declined to 6.8% at June 30, 2012.

(b) Includes $75.0 million par amounts of callable advances at June 30, 2012.  Members have purchased the option to terminate advances.

The following table summarizes notional amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (in thousands):

Table 4.10:                 Putable and Callable Advances

	June 30, 2012 (a)	December 31, 2011 (a)
Putable	$17,394,912	$18,324,162

No-longer putable	$2,340,000	$2,217,500

Callable	$75,000	$325,000

(a) Par value

Member borrowings have been weak for putable advances, which are typically medium- and long-term.  Maturing advances with put features have been replaced by plain vanilla advances.

Investments

We maintain investments for our liquidity purposes, including to fund stock repurchases and redemptions, provide additional earnings, and ensure the availability of funds to meet the credit needs of our members.  We also maintain longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored enterprises (“GSEs”), a smaller portfolio of MBS issued by private enterprises and securities issued by state or local housing finance agencies. For more information, see our most recent Form 10-K filed on March 23, 2012.

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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments).  No securities classified as available-for-sale were OTTI (dollars in thousands):

Table 5.1:                        Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2012	2011	Variance	Variance

State and local housing finance agency obligations (a)	$753,695	$779,911	$(26,216)	(3.36)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,730,289	3,133,469	(403,180)	(12.87)
Held-to-maturity securities, at carrying value	11,043,572	9,343,894	1,699,678	18.19
Total securities	14,527,556	13,257,274	1,270,282	9.58

Grantor trust (b)	9,413	9,167	246	2.68
Federal funds sold	7,439,000	970,000	6,469,000	NM

Total investments	$21,975,969	$14,236,441	$7,739,528	54.36%

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

For more information about our exposure to European countries from investments in Federal funds sold, see Table 5.11 and accompany discussions about out controls and procedures with respect to unsecured lending.

Long-Term Investments

Investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies.  These investments were classified as “Held-to-maturity” and as “Available-for-sale.”  We own a grantor trust to fund current and potential future payments to retirees for supplemental pension plan obligations.  The trust is classified as available-for-sale and is invested in fixed-income and equity funds.

Mortgage-Backed Securities — By Issuer

Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):

Table 5.2:                        Held-to-Maturity Mortgage-Backed Securities — By Issuer

	June 30,	Percentage	December 31,	Percentage
	2012	of Total	2011	of Total

U.S. government sponsored enterprise residential mortgage-backed securities	$7,135,081	64.61%	$6,473,587	69.28%
U.S. agency residential mortgage-backed securities	77,492	0.70	89,586	0.96
U.S. government sponsored enterprise commercial mortgage-backed securities	3,231,254	29.26	2,093,447	22.40
U.S. agency commercial mortgage-backed securities	30,957	0.28	34,447	0.37
Private-label issued securities backed by home equity loans	294,350	2.66	313,849	3.36
Private-label issued residential mortgage-backed securities	131,267	1.19	185,097	1.98
Private-label issued securities backed by manufactured housing loans	143,171	1.30	153,881	1.65
Total Held-to-maturity securities-mortgage-backed securities	$11,043,572	100.00%	$9,343,894	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — Our conservative purchasing practices over the years are evidenced by the high concentration of MBS issued by the GSEs.  Privately issued mortgage-backed securities made up the remaining 5.2% and 7.0% at June 30, 2012 and December 31, 2011.

Local and housing finance agency bonds — We have investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity.  Investments in HFA bonds help to fund mortgages that finance low- and moderate-income housing.  We made no purchases in 2012.

Available-for-sale securities — Any investment we might sell before maturity is classified as available-for-sale (“AFS”).  We carry such investments at fair value.  Fair value changes are recorded in AOCL until the security is sold or is anticipated to be sold.  The composition of the FHLBNY’s available-for-sale securities was as follows (dollars in thousands):

Table 5.3:                        Available-for-Sale Securities Composition

	June 30,	Percentage	December 31,	Percentage
	2012	of Total	2011	of Total

Fannie Mae	$1,701,326	62.31%	$1,942,230	61.99%
Freddie Mac	969,234	35.50	1,125,609	35.92
Ginnie Mae	59,729	2.19	65,630	2.09
Total AFS mortgage-backed securities	2,730,289	100.00%	3,133,469	100.00%
Grantor Trust - Mutual funds	9,413		9,167
Total AFS portfolio	$2,739,702		$3,142,636

All of the mortgage-backed securities in the AFS portfolio were issued by Fannie Mae, Freddie Mac or a U.S. agency.  Funds in the grantor trust are invested in fixed-income and equity registered mutual funds.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.4:                        External Rating of the Held-to-Maturity Portfolio

	June 30, 2012
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Long-term securities
Mortgage-backed securities	$64,321	$10,697,542	$78,502	$61,709	$141,498	$11,043,572
State and local housing finance agency obligations	65,000	642,065	—	46,630	—	753,695

Total Long-term securities	$129,321	$11,339,607	$78,502	$108,339	$141,498	$11,797,267

	December 31, 2011
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Long-term securities
Mortgage-backed securities	$100,639	$8,933,445	$70,925	$76,205	$162,680	$9,343,894
State and local housing finance agency obligations	69,741	663,540	—	46,630	—	779,911

Total Long-term securities	$170,380	$9,596,985	$70,925	$122,835	$162,680	$10,123,805

(a) Certain PLMBS and housing finance bonds are rated triple-A by S&P and Moody’s.

(b) GSE issued MBS have been classified in the table above as double- A, the credit rating assigned to the GSEs.  Fannie Mae, Freddie Mac and U.S. Agency issued MBS held by us are rated double-A (Based on S&P’s rating of AA+/Negative for the GSEs and Double-A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.5:                        External Rating of the Available-for-Sale Portfolio

	June 30, 2012
	AAA-rated (a)	AA-rated (a)	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$—	$2,730,289	$—	$—	$—	$2,730,289
Other - Grantor trust	—	—	—	—	9,413	9,413

Total Available-for-sale securities	$—	$2,730,289	$—	$—	$9,413	$2,739,702

	December 31, 2011
	AAA-rated (a)	AA-rated (a)	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$—	$3,133,469	$—	$—	$—	$3,133,469
Other - Grantor trust	—	—	—	—	9,167	9,167

Total Available-for-sale securities	$—	$3,133,469	$—	$—	$9,167	$3,142,636

(a) All MBS are GSE/Agency issued securities and the ratings are based on issuer credit ratings.  Fannie Mae, Freddie Mac and U.S. Agency issued MBS held by us are rated double-A (Based on S&P’s rating of AA+/Negative for the GSEs and Double-A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.6:                        Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2012		December 31, 2011
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due after one year through five years	$76,019	1.69%	$972	6.25%
Due after five years through ten years	4,207,867	3.17	2,886,147	3.67
Due after ten years	9,538,600	1.65	9,649,520	1.94

Total mortgage-backed securities	$13,822,486	2.11%	$12,536,639	2.34%

Adverse Case Scenario

We evaluated our OTTI private-label MBS under a base case (or best estimate) scenario, and also performed a cash flow analysis for each of those securities under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  In instances where forecasted credit OTTI would exceed fair values, we have limited the recognition of credit OTTI in the base case and in the adverse case to the bond’s amortized cost.  Amount capped was $0.2 million in the OTTI determination in the 2012 second quarter, and $0.4 million in the 2012 first quarter.

The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 5.7:                        Base and Adverse Case Stress Scenarios (a)

	As of June 30, 2012
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
HEL Subprime	$15,585	$768	$15,585	$1,803

	As of December 31, 2011
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
RMBS Prime	$14,917	$60	$14,917	$845
HEL Subprime	23,326	3,963	23,326	4,664

Total Securities	$38,243	$4,023	$38,243	$5,509

	As of June 30, 2011
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
HEL Subprime	$22,957	$140	$22,957	$218

(a) Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.

(b) Credit OTTI recognized at the OTTI determination dates as above.

Non-Agency Private label mortgage — and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.8:                  Non-Agency Private Label Mortgage — and Asset-Backed Securities

	June 30, 2012			December 31, 2011
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$123,651	$3,544	$127,195	$177,687	$3,621	$181,308
Alt-A	4,409	2,762	7,171	4,794	2,931	7,725
Total PL RMBS	128,060	6,306	134,366	182,481	6,552	189,033

Home Equity Loans
Subprime	333,465	64,589	398,054	352,836	69,283	422,119

Manufactured Housing Loans
Subprime	143,186	—	143,186	153,898	—	153,898
Total UPB of private-label MBS (b)	$604,711	$70,895	$675,606	$689,215	$75,835	$765,050

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

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.9:                  PLMBS by Year of Securitization and External Rating

	June 30, 2012
	Unpaid Principal Balance									Total
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$19,770	$—	$—	$—	$—	$19,770	$19,278	$(279)	$19,016	$—
2005	26,359	—	—	—	6,965	19,394	25,374	—	26,097	—
2004 and earlier	81,066	44,465	3,544	6,387	26,670	—	80,835	(281)	81,845	—
Total RMBS Prime	127,195	44,465	3,544	6,387	33,635	39,164	125,487	(560)	126,958	—
Alt-A
2004 and earlier	7,171	7,171	—	—	—	—	7,171	(700)	6,476	—
Total RMBS	134,366	51,636	3,544	6,387	33,635	39,164	132,658	(1,260)	133,434	—
HEL
Subprime
2004 and earlier	398,054	13,005	76,051	81,057	43,433	184,508	362,605	(40,567)	324,342	(370)
Manufactured
Housing Loans
Subprime
2004 and earlier	143,186	—	143,186	—	—	—	143,171	(7,476)	135,695	—
Total PLMBS	$675,606	$64,641	$222,781	$87,444	$77,068	$223,672	$638,434	$(49,303)	$593,471	$(370)

	December 31, 2011
	Unpaid Principal Balance									Total
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$24,960	$—	$—	$—	$—	$24,960	$24,401	$(260)	$24,141	$(315)
2005	39,469	—	—	—	10,062	29,407	38,267	(494)	37,822	—
2004 and earlier	116,879	77,299	3,621	—	32,203	3,756	116,411	(439)	117,885	—
Total RMBS Prime	181,308	77,299	3,621	—	42,265	58,123	179,079	(1,193)	179,848	(315)
Alt-A
2004 and earlier	7,725	7,725	—	—	—	—	7,726	(904)	6,831	—
Total RMBS	189,033	85,024	3,621	—	42,265	58,123	186,805	(2,097)	186,679	(315)
HEL
Subprime
2004 and earlier	422,119	16,086	84,886	80,392	50,743	190,012	387,990	(51,415)	338,378	(476)
Manufactured
Housing Loans
Subprime
2004 and earlier	153,898	—	153,898	—	—	—	153,881	(8,387)	145,494	—
Total PLMBS	$765,050	$101,110	$242,405	$80,392	$93,008	$248,135	$728,676	$(61,899)	$670,551	$(791)

(a) Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Weighted-average market price offers an analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.

Table 5.10:           Weighted-Average Credit Support of PLMBS

	June 30, 2012
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted-Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	3.91%	4.38%	13.27%
2005	2.42	5.37	4.19
2004 and earlier	1.63	4.81	2.29
Total RMBS Prime	2.15	4.86	4.39
Alt-A
2004 and earlier	12.15	35.43	8.80
Total RMBS	2.68	6.49	4.63
HEL
Subprime
2004 and earlier	58.27	30.32	15.77
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	28.07	3.29
Total Private-label MBS	56.06%	25.10%	10.91%

	December 31, 2011
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	3.81%	4.91%	10.46%
2005	2.39	4.55	3.55
2004 and earlier	1.57	4.30	1.51
Total RMBS Prime	2.06	4.44	3.19
Alt-A
2004 and earlier	11.73	34.33	9.90
Total RMBS	2.45	5.66	3.46
HEL
Subprime
2004 and earlier	58.08	30.99	16.90
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	27.70	3.19
Total Private-label MBS	52.77%	24.07%	10.82%

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

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as certificates of deposit, as well as overnight and term Federal funds sold to highly rated financial institutions.  These investments provide the liquidity necessary to meet members’ credit needs.  Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity.  We may also invest in certificates of deposit with maturities not exceeding 270 days, issued by major financial institutions, and would be designated as held-to-maturity and recorded at amortized cost.

Federal funds sold — We invest in overnight and short-term federal funds with highly rated financial institutions, allowing us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.  During 2012 and 2011, all investments in Federal funds sold were overnight.

We actively monitor our credit exposures and the credit quality of its counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, and sovereign support as well as related market signals.  As a result of these monitoring activities, we limit or suspend existing exposures, as appropriate.  In addition, we are required to manage our unsecured portfolio subject to regulatory limits, prescribed by the FHFA, our regulator.  The FHFA regulations include limits on the amount of unsecured credit that may be extended to a counterparty, or a group of affiliated counterparties, based upon a percentage of eligible regulatory capital and the counterparty’s overall credit rating.  Under these regulations, the level of eligible regulatory capital is determined as the lesser of the FHLBNY’s regulatory capital or the eligible amount of regulatory capital of the counterparty determined in accordance with FHFA regulation.  The eligible amount of regulatory capital is then multiplied by a stated percentage. The stated percentage that the FHLBNY may offer for term extensions, which are comprised of on- and off-balance sheet and derivative transactions, of unsecured credit ranges from 1% to 15% based on the counterparty’s credit rating.

FHFA regulation also permits the FHLBanks to extend additional unsecured credit, which could be comprised of overnight extensions and sales of Federal funds subject to continuing contract (we have no continuing arrangements).  Our total unsecured overnight exposure to a counterparty may not exceed twice the regulatory limit for term exposures, resulting in a total exposure limit to a counterparty of 2% to 30% of the eligible amount of regulatory capital based on the counterparty’s credit rating.  As of June 30, 2012, the FHLBNY was in compliance with the regulatory limits established for unsecured credit.

The FHLBNY is prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.  The FHLBNY’s unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks, includes the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments.  The FHLBNY’s unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations.  During any periods in this report, the FHLBNY did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. ( in thousands):

Table 5.11:                 Federal Funds Sold by Domicile of the Counterparty

			Six months ended June 30, 2012		Year ended December 31, 2011
Foreign	S&P	Moody’s	Daily Average	Balance at	Daily Average	Balance at period
Counterparties	Rating (a)	Rating (a)	Balance	period end	Balance	end

Australia	A1+	P1	$1,611,115	$1,819,000	$1,002,466	$—
Canada	A1 to A1+	P1	3,369,214	1,760,000	2,692,626	—
Finland	A1+	P1	625,714	—	479,356	—
France	A1 to A1+	P1	—	—	1,076,986	—
Germany	A1	P1	476,951	—	621,959	—
Netherlands	A1+	P1	1,279,159	1,460,000	738,671	970,000
Norway	A1	P1	874,588	940,000	—	—
Sweden	A1+	P1	1,090,742	1,460,000	710,575	—
UK	A1	P2	—	—	241,370	—

Subtotal			9,327,483	7,439,000	7,564,009	970,000

USA	A1 to A1+	P1	1,987,495	—	935,088	—
Total			$11,314,978	$7,439,000	$8,499,097	$970,000

(a) Ratings as of June 30, 2012.

Table 5.12:                 Federal Funds Sold Quarterly Balances

The following table summarizes average balances and outstanding balances of Federal funds sold in each of the quarters in 2011 and in the six months ended June 30, 2012:

	Federal Funds Sold (In milions)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Daily	Balance	Daily	Balance	Daily	Balance	Daily	Balance
	Average	at period	Average	at period	Average	at period	Average	at period
	Balance	end	Balance	end	Balance	end	Balance	end
2011	$7,347	$5,093	$8,502	$4,475	$9,506	$4,964	$8,617	$970
2012	$10,559	$7,575	$12,071	$7,439	$—	$—	$—	$—

Table 5.13:                 Cash Balances at the Federal Reserve Banks

In addition, we maintained liquidity at the Federal Reserve Banks (“FRB”).  The following table summarizes average balances and outstanding balances at the FRB in each of the quarters in 2011 and through June 30, 2012:

	Cash Balances with Federal Reserve Banks (In milions)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Daily	Balance	Daily	Balance	Daily	Balance	Daily	Balance
	Average	at period	Average	at period	Average	at period	Average	at period
	Balance	end	Balance	end	Balance	end	Balance	end
2011	$97	$2,950	$132	$5,541	$588	$4,737	$2,296	$10,870
2012	$374	$389	$113	$910	$—	$—	$—	$—

At December 31, 2011, we determined to maintain our excess liquidity at the Federal Reserve Banks rather than on an unsecured basis at a financial institution over a long weekend at year-end.

Cash collateral pledged — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  We generally execute derivatives with major financial institutions and enter into bilateral collateral agreements.  When our derivatives are in a net unrealized loss position, as a liability from our perspective, counterparties are exposed and we would be called upon to post cash collateral to mitigate the counterparties’ credit exposure.  Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed-upon thresholds.  Typically, such cash deposit pledges earn interest at the overnight Federal funds rate.  At June 30, 2012 and December 31, 2011, we had deposited $2.7 billion and $2.6 billion in interest-earning cash as pledged collateral to derivative counterparties.  For more information, see Tables 9.1 — 9.7.

Fair values of investment securities

To compute fair values at June 30, 2012 and December 31, 2011, four vendor prices were received for substantially all of our MBS holdings and substantially all of those prices fell within the specified thresholds.

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

The valuation of our private-label mortgage-backed securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy.  Consistent with the classification of held-to-maturity (“HTM”) portfolio, private-label mortgage-backed securities were recorded in the balance sheet at their carrying values, which is the same as its amortized cost, unless the security is determined to be OTTI.  In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.  At June 30, 2012, the carrying value of HTM securities determined to be OTTI was written down to $5.8 million, its fair value, and was classified on a non-recurring basis within the Level 3 valuation hierarchy.

For a comparison of carrying values and fair values of mortgage-backed securities, see Notes 4 and 5 to the financial statements accompanying this report.  For more information about the corroboration and other analytical procedures performed, see Note 16. Fair Values of Financial instruments in this Form 10-Q, and also Note 1. Significant Accounting Policies and Estimates in our most recent Form 10-K filed on March 23, 2012.

Mortgage Loans Held-for-Portfolio

The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We do not expect the MPF loans to increase substantially, and we provide this product to members as another alternative for them to sell their mortgage production.

The following table summarizes MPF loan by product types (in thousands):

Table 6.1:                        MPF by Loss Layers

	June 30, 2012	December 31, 2011

Original MPF (a)	$406,971	$382,504
MPF 100 (b)	14,104	16,399
MPF 125 (c)	802,146	582,153
MPF 125 Plus (d)	341,916	394,052
Other	44,159	24,753
Total MPF Loans	$1,609,296	$1,399,861

(a)

Original MPF — The first layer of losses is applied to the First Loss Account. We are responsible for the first layer of losses. The member then provides a credit enhancement up to “AA” rating equivalent. We would absorb any credit losses beyond the first two layers, though the possibility of any such losses is remote.

(b)

MPF 100 — The first layer of losses is applied to the First Loss Account. We are responsible for the first layer of losses. Losses incurred in the First Loss Account are deducted from credit enhancement fees payable to the member after the third year. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses). We would absorb any credit losses beyond the first two layers.

(c)

MPF 125 — The first layer of losses is applied to the First Loss Account. We are responsible for the first layer of losses. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses). We would absorb any credit losses beyond the first two layers.

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                        Mortgage Loans — Conventional and Insured Loans

	June 30, 2012	December 31, 2011

Federal Housing Administration and Veteran Administration insured loans	$43,981	$24,507
Conventional loans	1,565,136	1,375,108
Others	179	246

Total par value	$1,609,296	$1,399,861

Mortgage Loans - Credit Enhancement

As discussed previously, in the credit enhancement waterfall, we are responsible for the first loss layer.  The second loss layer is that amount of credit obligation that the PFI has taken on, which will equate the loan to a double-A rating.  We assume all residual risk.

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

The portion of the credit enhancement that is an obligation of the PFI must be fully secured with pledged collateral.  A portion of the credit enhancement may also be covered by insurance, subject to limitations specified in the Acquired Member Assets regulation.  Each member or housing associate (1) (at this time, we have no housing associates as a PFI) that participates in the MPF program must meet our established financial performance criteria.  In addition, we perform financial reviews of each approved PFI annually.

The FHLBNY computes the provision for credit losses without considering the credit enhancement features (except the “First Loss Account”) accompanying the MPF loans to provide credit assurance to the FHLBNY.  CE Fees are paid on a pool level, and if the pool runs down, the amount of future CE fees would shrink in line.  For more information, see Note 7. Mortgage Loans Held-for-Portfolio.

Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  Below is our MPF loan concentration:

Table 6.3:                        Concentration of MPF Loans

	June 30, 2012		December 31, 2011
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	70.7%	61.0%	71.6%	62.9%

Table 6.4:                              Top Five Participating Financial Institutions — Concentration (par values, dollars in thousands)

	June 30, 2012
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$342,683	21.30%
Astoria Federal Savings and Loan Association	279,003	17.34
Investors Bank	152,391	9.47
OceanFirst Bank	84,335	5.24
Watertown Savings Bank	64,369	4.00
All Others	686,336	42.65

Total (a)	$1,609,117	100.00%

	December 31, 2011
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$394,865	28.21%
Astoria Federal Savings and Loan Association	241,727	17.27
Investors Bank	87,935	6.28
OceanFirst Bank	69,199	4.95
Watertown Savings Bank	54,287	3.88
All Others	551,602	39.41

Total (a)	$1,399,615	100.00%

(a) Totals do not include CMA loans.

(1)  Housing Associates defined - Housing Associate are entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) chartered under law and have succession, (iii) subject to inspection and supervision by a governmental agency, and (iv) lend their own funds as their principal activity in the mortgage field.

Table 6.5:                              Roll-Forward First Loss Account (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$14,596	$12,263	$13,622	$11,961

Additions	1,739	498	2,875	1,414
Resets(a)	—	—	—	—
Charge-offs	(80)	(45)	(242)	(659)
Ending balance	$16,255	$12,716	$16,255	$12,716

Table 6.6:                              Second Losses and SMI Coverage (in thousands)

	June 30, 2012	December 31, 2011

Second Loss Position (a)	$45,337	$35,862

SMI Coverage (b)	$17,958	$17,958

(a) Increase due to increase in overall outstanding balance of MPF.

(b) SMI coverage has remained unchanged because no new master commitments have been added under the MPF Plus Program.

Loan Modifications

The MPF program’s temporary loan payment modification plan for participating PFIs was initially available until December 31, 2011 and has been extended through December 31, 2013.  This modification plan is available to homeowners currently in default or imminent danger of default.  The modification plan states specific eligibility requirements that have to be met and procedures the PFIs have to follow to participate in the modification plan.  As of June 30, 2012, only three MPF loans had been modified under this plan.

Accrued interest receivable

Other assets

Accrued interest receivable was $222.5 million at June 30, 2012, compared to $233.8 million at December 31, 2011.  Accrued interest receivable was comprised primarily from advances and investments.  Other assets included prepayments and miscellaneous receivables, and were $13.9 million at June 30, 2012, compared to $13.4 million at December 31, 2011.

Deposit Liabilities and Other Borrowings

Deposit liabilities consisted of member deposits, and from time to time may also include deposits from governmental institutions.  Member deposits do not represent a significant source of liquidity.

Member deposits — We operate deposit programs for the benefit of our members.  Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market.  Members’ liquidity preferences are the primary determinant of the level of deposits.  Deposit balances have fluctuated during 2012.  Compared to total deposits of $2.1 billion at December 31, 2011, deposit balances declined to $1.7 billion at June 30, 2012.  Deposits at March 31, 2012 had increased to $3.5 billion, due to one member that had maintained a deposit of $1.4 billion at March 31, 2012 to collateralize short-term transactions.

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

Consolidated Obligation Liabilities

The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  For more information about these programs, see our Form 10-K filed on March 23, 2012.

Highlights — Performance of FHLBank debt

Our primary source of funds continued to be the issuance of consolidated bonds and discount notes.  Consolidated obligation debt outstanding at June 30, 2012 has increased, relative to December 31, 2011, due to the growth of our balance sheet.

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

The low 3-month LIBOR has compressed margins for our debt and specifically for our short-term debt.  Typically, we execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little room for achieving a sub-LIBOR spread that would be ascribed to the high-quality FHLBank consolidated obligation bonds.  Because we make extensive use of derivatives to restructure fixed rates on consolidated bonds to sub-LIBOR floating rate, the relationship between swaps rates and bond and discount note yields are an important economic indicator.  The 3-month LIBOR, a key index in the intermediation between swap rates and debt yields, has been steady but generally lower in the first two quarters of 2012, compared to December 31, 2011.  As a result, on a LIBOR swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds.  Longer-term bond pricing remained prohibitively expensive, as investors were reluctant to take the risk of locking in long-term investments without a step-up option, which would protect their investment yields when rates eventually rise.

Consolidated obligation bonds

March 2012 — TAP bond performance continued to benefit from the flight to quality trend by global credit events, particularly the European debt crisis.  Investors appeared to have diversified into the U.S. bond market, particularly Treasuries and to lesser extent, Agency issued bonds.  The FHLBank bonds benefitted as investors eager for diversification amongst agency issuers bid up prices of smaller volume FHLBank bonds because of declining demand by FHLBanks due to declining FHLBank balance sheets.  Price performance of the FHLBank’s shorter-term TAP issuance was in line with other agency “benchmark” security issuance.  However, TAPs of 5-year and longer outperformed the other Agency benchmarks of similar maturities.  As a result, yields declined, and spreads to 3-month LIBOR improved.  The improvements were particularly significant in the March quarter for short maturity bullet funding costs versus 3-month LIBOR, although we saw a slight reversal of the positive trends in funding levels at the end of the March quarter.  In early part of the first quarter, 1-year bullets funded near 3-month LIBOR minus 30 basis points, comparable to levels achieved during the initial flight to quality during the European credit crisis in 2010.  With investors demanding higher rates for discount notes, spreads compressed for FHLBank discount notes, and funding increased for alternatives to discount notes, such as short lockout callables and step-up bonds.  Auctioned callable spreads to 3-month LIBOR were close to their widest in March 2012 over the preceding eleven months.  FHLBank floaters indexed to LIBOR (3-month LIBOR and 1-month LIBOR) and to the Federal funds effective rate were priced better from the FHLBank’s perspective, and spreads were also better in March 2012 over the preceding 11 months.  Investor demand for the simple 3-month LIBOR continued to be relatively low, and issuance was mainly made up of bonds indexed to Fed Funds.  The impact of the FRB’s “Maturity Extension Program” (Operations Twist) launched in September 2011 had its desired impact on longer-dated FHLBank bonds, driving rates down for maturities of 7 years and out, and rates up, albeit slightly, in the short-end of the FHLBank bond yield curve.

June 2012 — Funding costs increased for all bond types, except for swapped callable bonds, which improved slightly.  The aggregate pricing levels of FHLBank issued consolidated bonds, on a LIBOR basis, was around 3-month LIBOR -26.2 basis points, and aggregate funding levels for FHLBank “bullet” bonds with maturities in the 1- and 2-year sector increased by as much as 5 basis points in all maturity buckets, from the previous month.  The weighted average cost for TAPs in June 2012 was 3-month LIBOR -10.2 bps.  The cost of negotiated bullet increased also increased to 3-month LIBOR -21.7 basis points.

Aggregate funding levels for swapped callable bonds improved to 3-month LIBOR -37.1 bps.  Callables with 1-month lockouts were in demand, and the funding costs averaged 3-month LIBOR -37 bps.  Funding cost for bonds with lockouts between 3- and 9-months was 3-month LIBOR -23 bps.  Cost of bonds with lockouts of 1-year or greater increased to a weighted average spread of 3-month LIBOR -2 basis points in June 2012 from 3-month LIBOR -11 bps in May 2012.

Consolidated obligation discount notes

March 2012 — Early in the first quarter of 2012, the increased Treasury bill supply pushed repo rates steadily higher, and was a significant factor in the higher rates demanded by investors for discount notes.  As a result, discount note 3-month auction execution versus LIBOR deteriorated as the U.S. Treasury increased bill issuance.  That factor, together with lower 3-month LIBOR rates contributed to tightening of the sub-LIBOR spread.  The higher Treasury bill issuance was probably seasonal and bill supplies were expected to fall to normal levels, which would push overnight repo rates down and discount note rates lower.

June 2012 — Spreads to LIBOR in the 2- and 3-month discount note maturities deteriorated throughout the month of June as a result of multiple factors. Auction sizes rose, spreads deteriorated due to large size of the auctions, elevated repo levels, competitive rates, and dealer quarter-end balance sheet constraints, all of which tended to put pressure on increased yields and increased cost of funds.

Repo rates are generally considered a market benchmark, and a competing investment product to FHLBank issued discount notes.  Overnight Treasury repo rates averaged about 25 bps.  Increased Repo levels have multiple implications for FHLBank issued discount notes.  First, dealers use Repo as a financing vehicle, so they are less likely to underwrite securities, like discount notes, that offer negative carry.  In addition, as FHLBank discount notes compete with Repo for investor dollars, the low yields from FHLBank issued discount notes makes it harder to attract investor participation.  This impacted mostly the 3- to 12-month maturities, and dealers and investors preferred to buy maturities 1-month and in rolling overnight issuances.

Consolidated obligation bonds

The following summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                        Consolidated Obligation Bonds by Type

	June 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$53,223,050	74.06%	$47,108,685	71.02%
Fixed-rate, callable	6,355,000	8.84	1,935,610	2.92
Step Up, callable	1,305,000	1.82	950,000	1.43
Single-index floating rate	10,985,000	15.28	16,335,000	24.63

Total par value	71,868,050	100.00%	66,329,295	100.00%

Bond premiums	136,248		145,869
Bond discounts	(26,075)		(26,459)
Fair value basis adjustments	916,865		979,013
Fair value basis adjustments on terminated hedges	63,782		201
Fair value option valuation adjustments and accrued interest	5,312		12,603

Total bonds	$72,964,182		$67,440,522

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

•                  Callable-bonds — FHLBank longer-term fixed-rate callable bonds have not been an attractive investment asset for investors over the last several years, and have been under price pressure.  Demand increased for short lockout callable bonds and callable step-up bonds in the two quarters of 2012, and created opportunities for new issuance.  With a callable bond, we purchase a call option from the investor and the option allows us to terminate the bond at predetermined call dates at par.  When we purchase the call option from investors, it typically improves the yield to the investor, who has traditionally been receptive to callable-bond yields.

Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (par amounts, in thousands):

Table 7.2:                        Transferred and Retired Debt

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Debt transferred to another FHLBank	$—	$—	$—	$150,000
Debt extinguished	$81,000	$26,150	$208,490	$354,710

Debt retirement charge was $4.9 million in the 2012 second quarter.  In the first quarter of 2012, we took a charge to earnings of $14.8 million.  Debt retirement charge was $55.2 million in the first six months of 2011.

Impact of hedging fixed-rates consolidated obligation bonds

The most significant element that impacts balance sheet reporting of debt is the recording of fair value basis and valuation adjustments.  We adjust the reported carrying value of hedged consolidated bonds for changes in their fair value (“fair value basis adjustments” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules.  The discounting basis for computing changes in fair values basis for hedges of debt in a “fair value” hedge is LIBOR for the FHLBNY.  When a hedge is terminated before its stated maturity, we compute the fair values of the debt at the hedge termination date, and we amortize the basis on a level yield method to Interest expense.  Carrying values of bonds designated under the FVO also include valuation adjustments to recognize changes in fair values.  The discounting basis for computing changes in fair values of bonds elected under the FVO is the observed FHLBank bond yield curve.

Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.

Fair value basis and valuation adjustments — The carrying values of our consolidated obligation bonds included $986.0 million and $991.8 million of fair value basis losses at June 30, 2012 and December 31, 2011, and these were consistent with the higher contractual coupons of long- and intermediate-term fixed-rate hedged bonds, compared to FHLBank debt pricing at the two balance sheet dates.  We use interest rate derivatives to hedge the risk of changes in the benchmark rate, which we have designated as LIBOR, which is also the discounting basis for computing changes in fair values of bonds fair value qualifying hedges.  Most of the hedged bonds were fixed-rate, and had been issued in prior years at the then prevailing higher interest rate environment.  In a lower interest rate environment in 2012 and 2011, these fixed-rate bonds exhibited unrealized fair value basis losses.  Fair value basis losses were not significant, relative to their par values, because the terms to maturity of the hedged bonds were, on average, short- and medium-term.  The period-over-period net fair value basis losses of hedged bonds remained almost unchanged because we have continued to replace maturing and called short-term and medium-term hedged bonds with equivalent term bonds.

Hedge volume — Tables 7.3 — 7.5 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.3:                        Bonds Hedged under Qualifying Hedges (in thousands)

	Consolidated Obligation Bonds
Par Amount	June 30, 2012	December 31, 2011
Qualifying Hedges (a)
Fixed-rate bullet bonds (b)	$31,607,330	$30,217,830
Fixed-rate callable bonds (c)	2,135,000	1,380,610
	$33,742,330	$31,598,440

(a)     Under hedge accounting rules.

(b)     The increase is primarily due to increased issuance of fixed-rate non-callable bonds.  The hedges effectively convert the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR.

(c)      In the second quarter, we elected the FVO for certain callable bonds instead of designating them in a qualifying fair value hedge. As a result, outstanding balance declined from the previous quarter and at December 31, 2011. In the first quarter, we had increased the use of fixed-rate callable bonds, primarily short- and medium-term bonds due to improved pricing, and designated them as qualifying fair value hedges.  A callable bond contains a call option which we purchase from the investor.  Generally, the call option term mirrors the call option term embedded in a cancellable swap.  Under the terms of the call option, we have the right to terminate the bond at agreed upon dates, and the swap counterparty has the right to cancel the swap.  In the low interest rate environment, the price advantage to the investor was not as attractive given the uncertainty of being called.

Bonds elected under the FVO - If, at inception of a hedge, we do not believe that the hedge would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO if operationally practical, and record changes to the full fair values of both the derivative and debt through earnings.  The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments so that the debt’s balance sheet carrying values would be its fair value.

The following table summarizes par amounts of bonds under the FVO (in thousands):

Table 7.4:                                 Bonds under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	June 30, 2012	December 31, 2011
Bonds designated under FVO	$20,228,000	$12,530,000

Bonds designated under the FVO were economically hedged by interest rate swaps.  We have elected greater amounts of consolidated obligation bonds under the FVO, and have hedged them on an economic basis rather than designating the bonds as qualifying fair value hedges.  For such bonds, we could not assert with certainty that a fair value hedges would remain effective through to their maturity.

Economically hedged bonds - We may also decide that the operational cost of designating debt under the FVO (or qualifying fair value hedge accounting) outweighed the accounting benefits.  We would then opt to hedge the debt on an economic basis to mitigate the economic risks.  In that scenario, the balance sheet carrying value of the debt would not include fair value basis since the debt would then be recorded at amortized cost.

The following table summarizes the bonds that were economically hedged (in thousands):

Table 7.5:                        Economically Hedged Bonds

	Consolidated Obligation Bonds
Par Amount	June 30, 2012	December 31, 2011
Bonds designated as economically hedged
Floating-rate bonds (a)	$10,620,000	$13,570,000
Fixed-rate bonds (b)	1,265,000	50,000
	$11,885,000	$13,620,000

(a)     Floating-rate debt — Outstanding balances of floating rate bonds indexed to the Federal funds effective rate and the 1-month LIBOR decreased at June 30, 2012.  The debt was hedged to 3-month LIBOR.  Hedged floating-rate bonds were indexed to interest rates other than 3-month LIBOR and we executed swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR.  The hedge objective was to reduce the basis risk from any asymmetrical changes between 3-month LIBOR and the Prime, Federal funds rate, or the 1-month LIBOR.  Such bonds were hedged by interest-rate swaps with mirror image terms and the swaps were designated as stand-alone derivatives because the operational cost of designating the swaps in a hedge qualifying relationship outweighed the accounting benefits.

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

Consolidated obligation bonds — maturity or next call date (a)

Swapped callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.6:                        Consolidated Obligation Bonds — Maturity or Next Call Date

	June 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$44,371,430	61.74%	$35,799,485	53.97%
Due or callable after one year through two years	16,622,850	23.13	20,516,800	30.93
Due or callable after two years through three years	3,393,855	4.72	3,511,280	5.29
Due or callable after three years through four years	2,867,875	3.99	3,227,190	4.87
Due or callable after four years through five years	1,002,030	1.40	796,735	1.20
Due or callable after five years through six years	1,107,335	1.54	728,470	1.10
Thereafter	2,502,675	3.48	1,749,335	2.64

Total par value	71,868,050	100.00%	66,329,295	100.00%

Bond premiums	136,248		145,869
Bond discounts	(26,075)		(26,459)
Fair value basis adjustments	916,865		979,013
Fair value basis adjustments on terminated hedges	63,782		201
Fair value option valuation adjustments and accrued interest	5,312		12,603

Total bonds	$72,964,182		$67,440,522

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

The following table summarizes callable bonds outstanding (in thousands):

Table 7.7:                        Outstanding Callable Bonds

	June 30, 2012 (a)	December 31, 2011 (a)
Callable	$7,660,000	$2,885,610
Non-Callable	$64,208,050	$63,443,685

(a)           Par Value.

Discount Notes

Consolidated obligation discount notes provide us with short-term and overnight funds.  Discount notes have maturities of up to one year and are offered daily through a dealer-selling group; the notes are sold at a discount from their face amount and mature at par.  Additionally, through a 16-member selling group, the Office of Finance, acting on behalf of the 12 Federal Home Loan Banks, issues discount notes in four standard maturities in two auctions each week.

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.8:                        Discount Notes Outstanding

	June 30, 2012	December 31, 2011

Par value	$21,336,883	$22,127,530

Amortized cost	21,331,174	22,121,109
Fair value basis adjustments	6	(1,467)
Fair value option valuation adjustments	218	3,683

Total discount notes	$21,331,398	$22,123,325

Weighted average interest rate	0.11%	0.07%

Discount notes — The following table summarizes hedges of discount notes (in thousands):

Table 7.9:                        Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2012	December 31, 2011
Discount notes hedged under qualifying hedge (a)	$1,665,884	$3,308,455
Discount notes economically hedged	$—	$201,520
Discount notes under FVO (b)	$1,595,265	$4,917,172

(a)    Discount note issuances have largely been concentrated at the short-end of their maturities, with a significant percentage issued to mature within 3-months, we have determined that it was not necessary to designate discount notes with short-term maturities in a qualifying fair value hedge.

(b)    We also hedged discount notes elected under the FVO as economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR. We accomplished the strategy by the execution of interest rate swaps to mitigate fair value risk.  Because of the very short-term nature of the discount note issuances in 2012, we have not elected the FVO for new issuances of discount notes that replaced maturing notes.

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

These rating actions reflect the July 14, 2011 ratings action of S&P of the sovereign credit rating on the U.S., which was placed on CreditWatch with negative implications.  S&P expects the FHLBank System as a GSE to continue to benefit from the implied support of the U.S. government for its consolidated debt obligations.

On August 2, 2011, Moody’s Investors Service confirmed the Aaa bond rating of the U.S. government following the raising of the U.S. statutory debt limit.  Moody’s also confirmed the long-term Aaa rating on the senior unsecured debt issues of the Federal Home Loan Bank System, the 12 Federal Home Loan Banks, and other ratings Moody’s considers directly linked to the U.S. government.  Additionally, Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly linked to the U.S. government.

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

Accrued interest payable

Other liabilities

Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Amounts outstanding at June 30, 2012 were $138.8 million, compared to $146.2 million at December 31, 2011.  Fluctuations in unpaid interest balance on bonds are due to the timing of accruals outstanding at a point in time, relative to the semi-annual coupon period.  Other liabilities were $142.6 million at June 30, 2012, and comprised of unfunded pension liabilities, pass through reserves at the FRB held on behalf of our members, commitments and payables.  Other liabilities were $136.3 million at December 31, 2011.

Stockholders’ Capital, Retained Earnings, and Dividend

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                        Stockholders’ Capital

	June 30, 2012	December 31, 2011
Capital Stock (a)	$4,888,199	$4,490,601
Unrestricted retained earnings (b)	765,697	722,198
Restricted retained earnings (c)	61,722	24,039
Accumulated Other Comprehensive Income (Loss)	(203,652)	(190,427)

Total Capital	$5,511,966	$5,046,411

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

(b)    Unrestricted retained earnings — Net Income in the six months ended June 30, 2012 was $188.4 million.  We paid $107.2 million to members as dividend in the period, set aside $37.7 million towards Restricted retained earnings, thus preserving $43.5 million towards Unrestricted retained earnings.  Unrestricted retained earnings grew to $765.7 million at June 30, 2012 from $722.2 million at December 31, 2011.

(c)     Restricted retained earnings — Restricted retained earnings was established in the third quarter of 2011, and has grown to $61.7 million at June 30, 2012.  On February 28, 2011, the Federal Home Loan Bank of New York entered into a Joint Capital Enhancement Agreement (the “Agreement”) with the other 11 Federal Home Loan Banks (collectively, the “FHLBanks”).  The Agreement provides that, upon satisfaction of the FHLBanks’ obligations to make payments related to the Resolution Funding Corporation (“REFCORP”), each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account to be established at each FHLBank until the balance of the account equals at least 1% of its average balance of outstanding Consolidated Obligations for the previous quarter.

On August 5, 2011, amendments to the Capital Plans of the FHLBanks intended to reflect the text of the amended Agreement were approved by the Federal Housing Finance Agency (“FHFA”), with such Capital Plan amendments to become effective on September 5, 2011.  Also, on August 5, 2011, the FHFA also certified that the FHLBanks had fully satisfied their REFCORP obligations.  In accordance with the terms of the Agreement, each FHLBank will allocate at least 20% of its net income, beginning with the third quarter of 2011, to its own separate restricted retained earnings account until the balance of the account equals at least 1% of its average balance of outstanding Consolidated Obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends, but will remain on the FHLBank’s balance sheet to help serve as an additional capital buffer against losses.  The restricted retained earnings account established under the Agreement will be separate from any other restricted retained earnings account that may be maintained by an FHLBank.  The Agreement contains mechanisms for voluntary and for automatic termination under certain conditions.  For more information, see Form 8-K filed by the Bank on March 1, 2011, and on August 5, 2011.  Also, see the Bank’s most recent Form 10-K filed on March 23, 2012.

The following table summarizes the components of AOCL (in thousands):

Table 8.2:                        Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL”)

	June 30, 2012	December 31, 2011

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(69,647)	$(75,849)
Net unrealized gains (losses) on available-for-sale securities (b)	21,564	16,419
Net unrealized (losses) gains on hedging activities (c)	(137,244)	(111,985)
Employee supplemental retirement plans (d)	(18,325)	(19,012)
Total Accumulated other comprehensive income (loss)	$(203,652)	$(190,427)

(a) OTTI — Non-credit OTTI losses recorded in AOCL declined, primarily due to accretion recorded as a reduction in AOCL and a corresponding addition to the balance sheet carrying values of the OTTI securities.  OTTI losses recorded in the first two quarters of 2012 on previously impaired securities did not result in significant non-credit OTTI because the market pricing of the credit impaired PLMBS was generally greater than the carrying values of the OTTI securities.

(b) Fair values of available-for-sale securities — Balance represents net unrealized fair value gains of MBS securities and a grantor trust fund.  The overall pricing of the portfolio has improved at June 30, 2012 from December 31, 2011.

(c) Cash flow hedges gains and losses — Interest rate swaps in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence for periods up to 10 years.  Fair values of the swaps were in unrealized loss positions primarily due to the adverse change in fair values of $1.1 billion of swaps designated as a hedge of discount notes.  Fair value changes will be recorded through AOCL over the life of the hedges for the effective portion of the cash flow hedge strategy.  Ineffectiveness was insignificant and was recorded through earnings.  Discount note expense is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.

The AOCL also included $14.2 million due to realized losses from terminated swaps in cash flow hedge strategy associated with hedges of anticipated issuance of debt.  Amounts recorded in AOCL will be reclassified in future periods as an expense over the terms of the hedged bonds as a yield adjustment to the fixed coupons of the debt.

(d) Employee supplemental plans — Minimum additional actuarially determined pension liabilities recognized for supplemental pension plans.

Dividends — As a cooperative, we seek to maintain a balance between our public policy mission of providing low-cost funds to members and providing our members with adequate returns on their capital invested in our stock.  We also balance our mission with a goal to strengthen our financial position through an increase in the level of retained earnings.  Our dividend policy takes both factors into consideration - the need to enhance retained earnings and the need to provide low-cost advances, while reasonably compensating members for the use of their capital.  By Finance Agency regulation, dividends may be paid out of current earnings or previously retained earnings.  We may be restricted from paying dividends if we do not comply with any of its minimum capital requirements or if payment would cause us to fail to meet any of its minimum capital requirements.  In addition, we may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or if we fail to satisfy certain liquidity requirements under applicable Finance Agency regulations.  None of these restrictions applied for any period presented in this Form 10-Q.

The following table summarizes dividends paid and payout ratios (on all Class B stock: members and non-members):

Table 8.3:                        Dividends Paid and Payout Ratios (Year-to-Date)

	June 30, 2012	June 30, 2011
Cash dividends paid per share	$2.38	$2.57
Dividends paid (a)	$108,519	$116,904
Pay-out ratio (b)	57.60%	94.06%

(a)                 In thousands.

(b)                 Dividends paid in the period divided by net income for that period.

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

All derivatives are recorded on the Statements of Condition at their estimated fair values and designated as either fair value or cash flow hedges for qualifying hedges, or as non-qualifying hedges (economic hedges or customer intermediations) under the accounting standards for derivatives and hedging.  In an economic hedge, we retain or execute derivative contracts, which are economically effective in reducing risk.  Such derivatives are designated as economic hedges either because a qualifying hedge is not available, or it is not possible to demonstrate that the hedge would be effective on an ongoing basis as a qualifying hedge, or the cost of a qualifying hedge is operationally not economical.  Changes in the fair value of a derivative are recorded in current period earnings for a fair value hedge, or in AOCL for the effective portion of fair value changes of a cash flow hedge.

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

We use derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities.  In addition, we use derivatives to: (1) offset embedded options in assets and liabilities; (2) hedge the market value of existing assets, liabilities and anticipated transactions; and (3) reduce funding costs.  For additional information, see Note 15. Derivatives and Hedging Activities.  Finance Agency regulations prohibit the speculative use of derivatives.  We do not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits.

The following table summarizes the principal derivatives hedging strategies as of June 30, 2012 and December 31, 2011:

Table 9.1           Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$32	$111
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$75	$325
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$16,468	$17,439
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,712	$2,507
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$28,036	$30,227
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8

Table 9.2      Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$1,265	$50
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$2,135	$1,381
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$31,607	$30,218
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$—	$202
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate.	Fair Value Hedge	$610	$2,405
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,056	$903
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$10,620	$11,720
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$—	$1,850
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$4,250	$1,430
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$15,978	$11,100
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$1,595	$4,917

Table 9.3           Derivative — Balance Sheet Hedging Strategies and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions-interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$520	$550

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

Table 9.4:                  Derivatives Financial Instruments by Product

	June 30, 2012		December 31, 2011
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$47,290,840	$(3,867,164)	$50,498,321	$(3,880,147)
Consolidated obligations-fair value hedges	34,352,214	903,201	34,003,896	965,380
Cash Flow-anticipated transactions	1,056,000	(123,080)	903,000	(97,588)
Derivatives not designated as hedging instruments (b)
Advances hedges	40,384	(1,711)	119,329	(4,160)
Consolidated obligations hedges	11,885,000	2,154	13,821,520	(20,264)
Mortgage delivery commitments	37,847	150	31,242	270
Balance sheet	1,892,000	7,739	1,892,000	14,927
Intermediary positions hedges	520,000	395	550,000	483
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	20,228,000	1,959	12,530,000	(7,078)
Interest rate swaps-consolidated obligations-discount notes	1,595,265	630	4,917,172	(568)

Total notional and fair value	$118,897,550	$(3,075,727)	$119,266,480	$(3,028,745)

Total derivatives, excluding accrued interest		$(3,075,727)		$(3,028,745)
Cash collateral pledged to counterparties		2,734,145		2,638,843
Cash collateral received from counterparties		(15,200)		(40,900)
Accrued interest		(34,998)		(30,233)

Net derivative balance		$(391,780)		$(461,035)

Net derivative asset balance		$16,092		$25,131
Net derivative liability balance		(407,872)		(486,166)

Net derivative balance		$(391,780)		$(461,035)

(a) Qualifying under hedge accounting rules.

(b) Not qualifying under hedge accounting rules but used as an economic hedge (“standalone”).

(c) Economic hedge of debt designated under the FVO.

Derivative Credit Risk Exposure and Concentration

In addition to market risk, we are subject to credit risk in derivative transactions because of the potential for non-performance by the counterparties, which could result in our having to acquire a replacement derivative from a different counterparty at a cost.  We are also subject to operational risks in the execution and servicing of derivative transactions.  The degree of counterparty credit risk may depend on, among other factors, the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk.  See Table 9.5 for summarized information.

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

Derivatives Counterparty Credit Ratings

The following table summarizes our derivative counterparty credit rating, and their notional and fair value exposure (in thousands, except number of counterparties):

Table 9.5:                        Derivatives Counterparty Notional Balance and Credit Ratings

	June 30, 2012
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (c)	Held (b)	Exposure

AA	4	$10,593,505	$—	$—	$—	$—
A	12	91,939,096	22,613	7,412	—	7,412
BBB	2	16,067,102	—	—	—	—
Members (a) & (b)	2	260,000	8,530	8,530	8,530	—
Delivery Commitments	—	37,847	150	150	150	—

	20	$118,897,550	$31,293	$16,092	$8,680	$7,412

	December 31, 2011
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (c)	Held (b)	Exposure

AA	6	$20,125,098	$13,407	$13,407	$—	$13,407
A	11	97,184,740	43,292	2,392	—	2,392
BBB	1	1,650,400	—	—	—	—
Members (a) & (b)	2	275,000	9,062	9,062	9,062	—
Delivery Commitments	—	31,242	270	270	270	—

	20	$119,266,480	$66,031	$25,131	$9,332	$15,799

(a) Net credit exposures of $16.1 million and $25.1 million at June 30, 2012 and December 31, 2011, represented derivatives in a gain position net of cash collateral received from swap counterparties.  Exposures included $8.5 million and $9.1 million (at the two dates) that represented fair value exposures to members due to swap transactions in which we acted as an intermediary.

(b) Members are required to pledge collateral to secure derivatives purchased by us acting as an intermediary.  As a result of the collateral agreements with our members, we believe that our maximum credit exposure due to the intermediated transactions was $0 at June 30, 2012 and December 31, 2011.

(c) As reported in the Statements of Condition.  The table above does not report fair values of counterparties in a net liability position, as only fair values in a gain position are presented.

Derivative Counterparty Country Concentration Risk

The following table summarizes derivative fair value and notional exposures by significant counterparty by country of domicile (dollars in thousands):

Table 9.6           Derivative Counterparty Concentration (a)

		June 30, 2012
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparty	Germany	$16,234,838	13.65%	$—	—%
Counterparty	U.S.A.	14,593,588	12.27	—	—
Counterparty	U.S.A.	14,561,702	12.25	—	—
Counterparty	France	10,779,353	9.07	4,046	25.14
Counterparty	U.S.A.	8,191,120	6.89	3,366	20.92
Counterparties below 10%
	U.S.A.	27,019,598	22.72	—	—
	United Kingdom	11,444,798	9.63	—	—
	Switzerland	15,018,706	12.63	—	—
	France	55,000	0.05	—	—
	Canada	701,000	0.59	—	—
Members and Delivery Commitments		297,847	0.25	8,680	53.94

		$118,897,550	100.00%	$16,092	100.00%

		December 31, 2011
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparty	Germany	$20,474,146	17.17%	$—	—%
Counterparty	Switzerland	14,148,654	11.86	—	—
Counterparty	U.S.A.	13,345,921	11.19	—	—
Counterparty	U.S.A.	7,780,245	6.52	2,392	9.52
Counterparty	U.S.A.	3,041,156	2.55	13,407	53.35
Counterparties below 10%
	U.S.A.	31,115,082	26.09	—	—
	United Kingdom	13,201,334	11.07	—	—
	Switzerland	5,668,694	4.75
	France	9,477,756	7.95	—	—
	Canada	707,250	0.59	—	—
Members and Delivery Commitments		306,242	0.26	9,332	37.13

		$119,266,480	100.00%	$25,131	100.00%

(a)  Notional concentration —At June 30, 2012, notional contracts with three counterparties were in excess of 10% of total, and, in aggregate, they accounted for 38.2% of the total notional amounts.  At December 31, 2011, notional contracts with three counterparties were in excess of 10% of the total.  In aggregate, they accounted for 40.2% of the total notional amounts.

(b)  Country of incorporation is based on domicile of the ultimate parent company.

(c)   Counterparties with notional amounts greater than 10% of total or with fair values in a gain position, representing our exposures to counterparties.

Table 9.7      Derivative Notional and Fair Values by Contractual Maturity (in thousands):

	June 30, 2012		December 31, 2011
	Notional	Fair Value	Notional	Fair Value

Maturity in one year or less	$48,625,384	$(5,799)	$46,998,539	$(52,122)
Maturity after one year to three years or less	31,601,094	(92,411)	34,482,949	(86,236)
Maturity after three years to five years or less	22,786,201	(2,075,591)	19,740,911	(1,453,810)
Maturity after five years and thereafter	15,847,024	(902,076)	18,012,839	(1,436,847)
Delivery Commitments	37,847	150	31,242	270
	$118,897,550	$(3,075,727)	$119,266,480	$(3,028,745)

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

Table 10.1:           Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2012	$2,216	$51,562	$49,346
March 31, 2012	3,107	50,840	47,733
December 31, 2011	2,223	49,402	47,179

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:           Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2012	$5,006	$24,988	$19,982
March 31, 2012	9,152	22,440	13,288
December 31, 2011	5,888	21,205	15,317

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
June 30, 2012	$2,540	$24,806	$22,266
March 31, 2012	2,642	22,316	19,674
December 31, 2011	1,397	21,086	19,689

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

Other Liquidity Contingencies.  As discussed more fully under the section Debt Financing Activity and Consolidated Obligations, we are primarily liable for consolidated obligations issued on our behalf.  We are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  If the principal or interest on any consolidated obligation issued on our behalf is not paid in full when due, we may not pay dividends, redeem or repurchase shares of stock of any member or non-member stockholder until the Finance Agency approves our consolidated obligation payment plan or other remedy and until we pay all the interest or principal currently due on all our consolidated obligations.  The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.

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

Cash Flows

Cash and due from banks was $913.9 million at June 30, 2012 compared to $10.9 billion at December 31, 2011.  Generally, we maintain funds at the FRB for liquidity purposes for our members.  The following discussion highlights the major activities and transactions that affected our cash flows.  Also, see Statements of Cash Flows to the unaudited financial statements accompanying this MD&A.

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

Net cash provided by operating activities was $357.4 million in the first six months of 2012, compared to $362.6 million in the comparable period in 2011.  Operating cash flow was driven by Net income and by non-cash items such as the amount set aside for Affordable Housing Program, net changes in accrued interest receivable and payable, OTTI and provisions for mortgage credit losses, depreciation and amortization, and by derivative financing element.

Net cash generated from operating activities was higher than net income, largely due to the classification of cash flows that were characterized as operating cash in-flows from interest rate swaps.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  In 2008, we had executed certain interest rate swaps, which at inception of the contracts included off-market terms, or required up-front cash exchanges, and were largely still outstanding at June 30, 2012.  Such terms are considered to be financing elements under accounting rules, and required us to eliminate all cash outflows associated with the contracts from operating expenses ($137.8 million and $202.2 million of outflows in the first six months of 2012 and 2011), and to increase cash outflows from financing activities.  Absent this accounting disclosure policy, reported cash flows from operating activities would have been $219.6 million in the first six months of 2012, and $160.4 million in the same period in 2011.

Cash flows from investing activities - Our investing activities predominantly were the advances originated to be held for portfolio, the MBS investment portfolios and other short-term interest-earning assets.  In the first six months of 2012, investing activities were a net user of cash of $14.8 billion, compared to net provider of $6.6 billion in the same period in 2011.  This resulted primarily from net increases in advances borrowed by members, increase in investment securities purchased and overnight investments in Federal funds.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                 Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Outstanding at end of the period (a)	$21,331,398	$22,123,325	$17,675,000	$15,125,000
Weighted-average rate at end of the period	0.10%	0.07%	0.20%	0.16%
Average outstanding for the period (a)	$23,976,613	$21,442,303	$15,804,167 (b)	$14,456,667 (b)
Weighted-average rate for the period	0.08%	0.08%	0.19%	0.23%
Highest outstanding at any month-end (a)	$28,806,324	$27,015,724	$17,675,000	$17,725,000

(a) Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b) The amount represents the average par value outstanding for the 6 months ended June 30, 2012, and 12 months ended December 31, 2011.

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

Table 10.5:                 Unpledged Assets

	June 30, 2012	December 31, 2011
Consolidated Obligations:
Bonds	$72,964,182	$67,440,522
Discount Notes	21,331,398	22,123,325

Total consolidated obligations	94,295,580	89,563,847

Unpledged assets
Cash	913,863	10,877,790
Less: Member pass-through reserves at the FRB	(74,559)	(69,555)
Secured Advances	77,610,305	70,863,777
Investments (a)	21,976,224	14,236,633
Mortgage loans	1,628,461	1,408,460
Accrued interest receivable on advances and investments	222,452	223,848
Less: Pledged Assets	(3,378)	(2,003)

Total unpledged assets	102,273,368	97,538,950
Excess unpledged assets	$7,977,788	$7,975,103

(a) The Bank pledged $3.4 million and $2.0 million at June 30, 2012 and December 31, 2011 to the FDIC.  See Note 4. Held-to-Maturity Securities.

Purchases of MBS.  Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300% of capital.  We were in compliance with the regulation at all times.

Table 10.6:                 FHFA MBS Limits

	June 30, 2012		December 31, 2011
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	240%	300%	240%	300%

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by regulations enacted pursuant to the Housing and Economic Reform Act of 2008, as amended (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Definitions of Certain Terms under New Derivatives Requirements.  The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the SEC.  Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk or the derivatives transactions that we intermediate for our member institutions.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to our member institutions will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate.  Accordingly, our ability to offer these advances to member customers should not be affected by the new derivatives regulation.

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.  As further discussed in the 2011 Annual Report, cleared swaps will be subject to new requirements including mandatory reporting, recordkeeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members.

The CFTC recently finalized an end-user exception to mandatory clearing that would not apply to the derivatives transactions that we enter into to hedge and manage our interest rate risk but that would apply to any derivatives transactions that we intermediate for our member institutions with $10 billion or less in assets as long as the member uses the swaps to hedge or mitigate their commercial risk and the Bank or member comply with the rule’s additional reporting requirements.  As a result, any such intermediated swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable requirements for uncleared swaps, including requirements that are expected to be issued under the Dodd-Frank Act.

Uncleared Derivatives Transactions.  The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in our 2011 Annual Report. At this time, we do not expect to have to comply with such requirements until the beginning of 2013, at the earliest.

The CFTC, the SEC, the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012.

Effectiveness of Key Rules for Derivatives Transactions. Many of the provisions of the Dodd-Frank Act relating to derivatives that are expected to have the most effect on our derivatives transactions will take effect on a date determined by the CFTC, which must be no less than 60 days after the CFTC publishes final regulations implementing such provisions.  Compliance dates for certain of these rulemakings that have been finalized and published by the CFTC, including new recordkeeping and reporting requirements, are based on the effectiveness of the final rules further defining the term “swap” jointly issued by the CFTC and SEC.  Such final rules were issued in July 2012 but have not been published in the Federal Register and will not become effective until at least 60 days after they are published in the Federal Register. The implementation timeframe for mandatory clearing of eligible interest rate swaps is based on the effectiveness of the CFTC’s mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps that are currently clearable.  The CFTC will finalize these determinations in the beginning of November 2012, and we will have to clear eligible interest rate swaps within 180 days after publication of the final determinations, which we estimate will be sometime during the second quarter of 2013.

We, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act.  We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

Developments Impacting Systemically Important Nonbank Financial Companies

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies.  On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve) and to be subject to certain heightened prudential standards. The rule became effective May 11, 2012. If the Oversight Council designates the Bank as a nonbank financial company subject to the supervision by the Federal Reserve, the Bank would be subject to a separate prudential standards rule that has been proposed by the Federal Reserve, but is not yet final.  The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•      a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of June 30, 2012, we had $102.4 billion in total assets and $94.3 billion in total outstanding consolidated obligations, the FHLBank System’s principal form of outstanding debt;·

•      a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and•

•      a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency).  A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation.  If we are designated by the Oversight Council for supervision by the Federal Reserve and to be subject to the additional prudential standards, then our operations and business could be adversely impacted by resulting additional costs and restrictions on our business activities.

Developments under the Finance Agency

Finance Agency Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule, as required by HERA, regarding prudential standards for the operation and management of the FHLBanks, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days of being notified by the FHFA of the need to file a corrective plan, unless the FHFA notifies the FHLBank that the plan must be filed within a different time period.  If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

Other Significant Developments

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

On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the Agencies) concurrently published three joint notices of proposed rulemaking (the NPRs) seeking comments on comprehensive revisions to the Agencies’ capital framework to incorporate the Basel Committee’s new capital framework.

These revisions would, among other things:

•      implement the Basel Committee’s capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

•      revise the methodologies for calculating risk-weighted assets in the general risk-based capital rules; and

•      revise the approach by which large banks determine their capital adequacy.

The NPRs do not incorporate the reforms related to liquidity risk management published in Basel III, which the Agencies are expected to propose in a separate rulemaking.

If the new NPRs are adopted as proposed and depending on the liquidity framework expected to be proposed by the Agencies, some of our members could need to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that affected institutions divest or limit their investments in consolidated obligations. On the other hand, any new liquidity requirements could motivate our members to borrow term advances from us to create and maintain balance sheet liquidity.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, the June 2011, September 2011, December 2011, March 2012 and June 2012, rates were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the second quarter of 2011 and the second quarter of 2012):

	Base Case DOE	-200bps DOE	+200bps DOE
June 30, 2012	-0.36	N/A	3.06
March 31, 2012	0.72	N/A	3.74
December 31, 2011	0.02	N/A	2.67
September 30, 2011	-1.22	N/A	1.49
June 30, 2011	-0.36	N/A	2.68

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

One Year Re- pricing Gap
June 30, 2012	$5.762 Billion
March 31, 2012	$5.354 Billion
December 31, 2011	$5.641 Billion
September 30, 2011	$6.548 Billion
June 30, 2011	$5.571 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2011 and the second quarter of 2012):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
June 30, 2012	N/A	8.16%
March 31, 2012	N/A	8.87%
December 31, 2011	N/A	13.93%
September 30, 2011	N/A	17.31%
June 30, 2011	N/A	12.26%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2011 and the second quarter of 2012):

	Down-shock Change in MVE	+200bps Change in MVE
June 30, 2012	N/A	-3.01%
March 31, 2012	N/A	-4.72%
December 31, 2011	N/A	-2.26%
September 30, 2011	N/A	0.51%
June 30, 2011	N/A	-2.52%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of June 30, 2012 and December 31, 2011 (in millions):

	Interest Rate Sensitivity
	June 30, 2012
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$12,058	$226	$530	$251	$405
MBS Investments	8,953	404	546	286	3,669
Adjustable-rate loans and advances	15,407	—	—	—	—
Net unswapped	36,418	630	1,076	537	4,074

Fixed-rate loans and advances	12,731	4,507	9,873	20,164	11,067
Swaps hedging advances	44,065	(4,347)	(8,967)	(19,742)	(11,009)
Net fixed-rate loans and advances	56,796	160	906	422	58

Total interest-earning assets	$93,214	$790	$1,982	$959	$4,132

Interest-bearing liabilities:
Deposits	$1,724	$—	$—	$—	$—

Discount notes	19,992	1,339	—	—	—
Swapped discount notes	225	(1,281)	—	—	1,056
Net discount notes	20,217	58	—	—	1,056

Consolidated Obligation Bonds
FHLB bonds	12,458	27,740	22,887	4,338	4,556
Swaps hedging bonds	53,245	(27,200)	(21,246)	(2,924)	(1,875)
Net FHLB bonds	65,703	540	1,641	1,414	2,681

Total interest-bearing liabilities	$87,644	$598	$1,641	$1,414	$3,737
Post hedge gaps (a):
Periodic gap	$5,570	$192	$341	$(455)	$395
Cumulative gaps	$5,570	$5,762	$6,103	$5,648	$6,043

	Interest Rate Sensitivity
	December 31, 2011
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$15,436	$229	$455	$216	$337
MBS Investments	8,954	527	571	214	2,306
Adjustable-rate loans and advances	6,271	—	—	—	—
Net unswapped	30,661	756	1,026	430	2,643

Fixed-rate loans and advances	14,242	3,746	12,147	17,034	13,551
Swaps hedging advances	44,910	(3,379)	(11,415)	(16,618)	(13,498)
Net fixed-rate loans and advances	59,152	367	732	416	53

Total interest-earning assets	$89,813	$1,123	$1,758	$846	$2,696

Interest-bearing liabilities:
Deposits	$2,130	$—	$—	$—	$—

Discount notes	21,239	885	—	—	—
Swapped discount notes	(248)	(610)	—	—	858
Net discount notes	20,991	275	—	—	858

Consolidated Obligation Bonds
FHLB bonds	20,922	13,594	24,443	4,272	3,217
Swaps hedging bonds	40,478	(13,095)	(22,740)	(2,923)	(1,720)
Net FHLB bonds	61,400	499	1,703	1,349	1,497

Total interest-bearing liabilities	$84,521	$774	$1,703	$1,349	$2,355
Post hedge gaps (a):
Periodic gap	$5,292	$349	$55	$(503)	$341
Cumulative gaps	$5,292	$5,641	$5,696	$5,193	$5,534

(a) Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at June 30, 2012.  Based on this evaluation, they concluded that as of June 30, 2012, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.  RISK FACTORS

Other than the discussions below, there have been no material changes from risk factors included in the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2011.

A loss or change of business activities with large members could adversely affect the FHLBNY’s results of operations and financial condition.  We have a high concentration of advances with two institutions, and a loss or change of business activities with any of these institutions could adversely affect our results of operations and financial condition. Concentration risk for the FHLBNY is defined as the exposure to loss arising from a disproportionately large number of financial transactions with a limited number of individual customers, with a particular focus on members that have outstanding advances that account for more than 10 percent of advances by par value to the total par value of all advances outstanding as of a given date. Withdrawal of one or more large members from our membership could result in a reduction of our total assets, capital, and net income.  If one or more of our large members were to prepay their advances or repay the advances as they came due and no other advances were made to replace them, it could also result in a reduction of our total assets, capital, and net income.  In June 2012, member CitiBank, N.A. borrowed significant short- and intermediate-term advances, which resulted in a high concentration of advances (19.3% of all advances at June 30, 2012) with the member.   We also have a high concentration of advances with the Metropolitan Life Insurance Company (18.8%  of all advances at June 30, 2012).  Although there were no material  prepayments of advances in the three months and six months ended June 30, 2012 from members who accounted for 10 percent of more of advances, in prior years we have had large members make material  prepayments.  For example, Hudson City Savings Bank, FSB, a member which accounted for 22.1 percent of advances at December 31, 2010, prepaid $6.4 billion of advances in the first quarter of 2011 and $4.1 billion of advances in the fourth quarter of 2011.  If these types of events occur in the future, and we are not able to replace the volume of this business represented by our large members, such events could have a material adverse effect on our business and results of operations.

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

•      the size and profitability of our short- and long-term investments; and

•      the extent to which consolidated obligations (funding) matured as the advances were prepaid or repaid.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Filed with this Form 10-Q	Form	File No.	Date Filed

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.01

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Statements of Condition (Unaudited) at June 30, 2012, and December 31, 2011; (ii) Statements of Income (Unaudited) for the Three and Six Months ended June 30, 2012 and 2011; (iii) Statements of Comprehensive Income (Unaudited)  for the Three and Six Months ended June 30, 2012 and 2011 (iv) Statements of Capital (Unaudited) for the Six Months ended June 30, 2012 and 2011; (v) Statements of Cash Flows (Unaudited) for the Six Months

X

ended June 30, 2012 and 2011; and (vi) Notes to Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101.01 is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and otherwise not subject to the liability of that section.

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

Date: August 10, 2012