Form 10-Q
period 2012-09-30
Federal Home Loan Bank of New York
filed 2012-11-09
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s common stock as of October 31, 2012 was 47,006,007.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (in thousands, except par value of capital stock)

As of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks (Note 3)	$2,900,615	$10,877,790
Securities purchased under agreements to resell (Note 4)	200,000	—
Federal funds sold (Note 4)	9,946,000	970,000
Available-for-sale securities, net of unrealized gains of $23,306 at September 30, 2012 and $16,419 at December 31, 2011 (Note 6)	2,519,606	3,142,636
Held-to-maturity securities (Note 5)
Long-term securities	11,674,668	10,123,805
Advances (Note 7)	77,864,259	70,863,777
Mortgage loans held-for-portfolio, net of allowance for credit losses of $6,920 at September 30, 2012 and $6,786 at December 31, 2011 (Note 8)	1,747,724	1,408,460
Accrued interest receivable	238,030	223,848
Premises, software, and equipment	12,377	13,487
Derivative assets (Note 16)	14,993	25,131
Other assets	11,805	13,406

Total assets	$107,130,077	$97,662,340

Liabilities and capital

Liabilities
Deposits
Interest-bearing demand	$1,740,652	$2,066,598
Non-interest bearing demand	16,447	12,450
Term (Note 9)	49,000	22,000

Total deposits	1,806,099	2,101,048

Consolidated obligations, net (Note 10)
Bonds (Includes $14,243,209 at September 30, 2012 and $12,542,603 at December 31, 2011 at fair value under the fair value option)	65,135,853	67,440,522
Discount notes (Includes $1,698,122 at September 30, 2012 and $4,920,855 at December 31, 2011 at fair value under the fair value option)	33,717,806	22,123,325

Total consolidated obligations	98,853,659	89,563,847

Mandatorily redeemable capital stock (Note 12)	20,494	54,827

Accrued interest payable	168,814	146,247
Affordable Housing Program	135,755	127,454
Derivative liabilities (Note 16)	466,298	486,166
Other liabilities	151,618	136,340

Total liabilities	101,602,737	92,615,929

Commitments and Contingencies (Notes 12, 16 and 18)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares: 48,703 at September 30, 2012 and 44,906 at December 31, 2011	4,870,273	4,490,601
Retained earnings
Unrestricted	785,420	722,198
Restricted (Note 12)	79,411	24,039
Total retained earnings	864,831	746,237
Total accumulated other comprehensive income (loss) (Note 13)	(207,764)	(190,427)

Total capital	5,527,340	5,046,411

Total liabilities and capital	$107,130,077	$97,662,340

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (in thousands, except per share data)

For the three and nine months ended September 30, 2012 and 2011

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income
Advances (Note 7)	$103,274	$85,440	$316,774	$359,640
Interest-bearing deposits	971	700	2,593	2,221
Securities purchased under agreements to resell (Note 4)	54	—	54	—
Federal funds sold (Note 4)	4,218	1,547	11,021	5,694
Available-for-sale securities (Note 6)	5,731	7,045	18,503	23,205
Held-to-maturity securities (Note 5)
Long-term securities	68,309	70,021	207,244	210,352
Mortgage loans held-for-portfolio (Note 8)	16,461	15,832	48,626	47,160
Loans to other FHLBanks (Note 19)	1	1	3	1

Total interest income	199,019	180,586	604,818	648,273

Interest expense
Consolidated obligations-bonds (Note 10)	94,110	93,292	291,344	310,784
Consolidated obligations-discount notes (Note 10)	16,999	10,286	39,938	24,695
Deposits (Note 9)	150	240	572	1,068
Mandatorily redeemable capital stock (Note 12)	398	660	1,572	1,873
Cash collateral held and other borrowings (Note 19)	4	25	28	56

Total interest expense	111,661	104,503	333,454	338,476

Net interest income before provision for credit losses	87,358	76,083	271,364	309,797

Provision for credit losses on mortgage loans	234	765	893	2,967

Net interest income after provision for credit losses	87,124	75,318	270,471	306,830

Other income (loss)
Service fees and other	2,669	1,579	6,983	4,314
Instruments held at fair value - Unrealized gains (losses)(Note 17)	(9,399)	(5,173)	(95)	(10,574)

Total OTTI losses	(81)	(142)	(451)	(308)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive income (loss)	(534)	(918)	(1,490)	(1,262)
Net impairment losses recognized in earnings	(615)	(1,060)	(1,941)	(1,570)

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 16)	45,093	(8,608)	127,085	62,606
Net realized gains (losses) from sale of available-for-sale securities and redemption of held-to-maturity securities (Note 5 and 6)	—	—	256	17
Losses from extinguishment of debt	(4,476)	—	(24,106)	(55,175)
Other	(36)	(441)	(295)	(806)

Total other income (loss)	33,236	(13,703)	107,887	(1,188)

Other expenses
Operating	6,022	6,815	20,485	21,995
Compensation and benefits	12,726	12,239	40,133	65,267
Finance Agency and Office of Finance	3,301	3,220	9,946	9,730

Total other expenses	22,049	22,274	70,564	96,992

Income before assessments	98,311	39,341	307,794	208,650

Affordable Housing Program (Note 11)	9,870	4,036	30,936	17,981
REFCORP (Note 11)	—	(365)	—	30,708

Total assessments	9,870	3,671	30,936	48,689

Net income	$88,441	$35,670	$276,858	$159,961

Basic earnings per share (Note 14)	$1.81	$0.77	$5.99	$3.60

Cash dividends paid per share	$1.12	$1.12	$3.50	$3.69

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (in thousands)

For the three and nine months ended September 30, 2012 and 2011

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net Income	$88,441	$35,670	$276,858	$159,961
Other Comprehensive income (loss) adjustments
Net unrealized gains/losses on available-for-sale securities
Unrealized gains (losses)	1,742	(2,472)	6,887	(6,824)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion	—	(61)	(132)	(202)
Reclassification of non-credit portion included in net income	534	979	1,622	1,464
Accretion of non-credit portion	2,908	3,012	8,154	9,394
Total net non-credit portion of other-than-temporary impairment losses (gains) on held-to-maturity securities	3,442	3,930	9,644	10,656
Net unrealized gains/losses relating to hedging activities
Unrealized (losses) gains	(10,698)	(86,557)	(38,171)	(94,182)
Reclassification of losses (gains) included in net income	1,058	986	3,272	2,984
Total net unrealized (losses) gains relating to hedging activities	(9,640)	(85,571)	(34,899)	(91,198)
Pension and postretirement benefits	344	—	1,031	—
Total other comprehensive (loss) income adjustments	(4,112)	(84,113)	(17,337)	(87,366)
Total comprehensive income (loss)	$84,329	$(48,443)	$259,521	$72,595

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital - Unaudited (in thousands, except per share data)

For the nine months ended September 30, 2012 and 2011

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2010	45,290	$4,528,962	$712,091	$—	$712,091	$(96,684)	$5,144,369

Proceeds from sale of capital stock	17,489	1,748,910	—	—	—	—	1,748,910
Redemption of capital stock	(17,028)	(1,702,830)	—	—	—	—	(1,702,830)
Shares reclassified to mandatorily redeemable capital stock	(34)	(3,349)	—	—	—	—	(3,349)
Cash dividends ($3.69 per share) on capital stock	—	—	(163,728)	—	(163,728)	—	(163,728)
Comprehensive income (loss)	—	—	152,141	7,820	159,961	(87,366)	72,595

Balance, September 30, 2011	45,717	$4,571,693	$700,504	$7,820	$708,324	$(184,050)	$5,095,967

Balance, December 31, 2011	44,906	$4,490,601	$722,198	$24,039	$746,237	$(190,427)	$5,046,411

Proceeds from sale of capital stock	29,406	2,940,626	—	—	—	—	2,940,626
Redemption of capital stock	(25,609)	(2,560,909)	—	—	—	—	(2,560,909)
Shares reclassified to mandatorily redeemable capital stock	—	(45)	—	—	—	—	(45)
Cash dividends ($3.50 per share) on capital stock	—	—	(158,264)	—	(158,264)	—	(158,264)
Comprehensive income (loss)	—	—	221,486	55,372	276,858	(17,337)	259,521

Balance, September 30, 2012	48,703	$4,870,273	$785,420	$79,411	$864,831	$(207,764)	$5,527,340

(a) Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the nine months ended September 30, 2012 and 2011

	Nine months ended
	September 30,
	2012	2011
Operating activities

Net Income	$276,858	$159,961

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(13,674)	(141,359)
Concessions on consolidated obligations	3,387	6,841
Premises, software, and equipment	3,276	4,085
Provision for credit losses on mortgage loans	893	2,967
Net realized gains from redemption of held-to-maturity securities	(256)	(17)
Credit impairment losses on held-to-maturity securities	1,941	1,570
Change in net fair value adjustments on derivatives and hedging activities	198,666	430,203
Change in fair value adjustments on financial instruments held at fair value	95	10,574
Losses from extinguishment of debt	24,106	55,175
Net change in:
Accrued interest receivable	(11,006)	43,988
Derivative assets due to accrued interest	2,033	28,120
Derivative liabilities due to accrued interest	5,981	(38,102)
Other assets	3,750	5,112
Affordable Housing Program liability	8,301	(8,586)
Accrued interest payable	25,109	(10,608)
REFCORP liability	—	(21,617)
Other liabilities	782	719
Total adjustments	253,384	369,065
Net cash provided by (used in) operating activities	530,242	529,026
Investing activities
Net change in:
Interest-bearing deposits	(143,319)	(890,153)
Securities purchased under agreements to resell	(200,000)	—
Federal funds sold	(8,976,000)	24,000
Deposits with other FHLBanks	(90)	(100)
Premises, software, and equipment	(2,166)	(3,268)
Held-to-maturity securities:
Long-term securities
Purchased	(3,409,692)	(2,815,122)
Repayments	1,863,441	1,765,520
In-substance maturities	4,998	3,935
Available-for-sale securities:
Purchased	—	(1,094,954)
Repayments	631,231	1,734,926
Proceeds from sales	563	486
Advances:
Principal collected	347,466,634	203,976,117
Made	(354,378,811)	(196,097,860)
Mortgage loans held-for-portfolio:
Principal collected	245,744	174,324
Purchased	(587,845)	(268,842)
Proceeds from sales of REO	993	1,140
Net cash (used in) provided by investing activities	(17,484,319)	6,510,149

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the nine months ended September 30, 2012 and 2011

	Nine months ended
	September 30,
	2012	2011
Financing activities
Net change in:
Deposits and other borrowings	$(315,930)	$227,631
Derivative contracts with financing element	(201,268)	(287,280)
Consolidated obligation bonds:
Proceeds from issuance	40,830,519	46,999,903
Payments for maturing and early retirement	(43,115,814)	(52,752,087)
Net payments on bonds transferred to other FHLBanks (a)	—	(167,381)
Consolidated obligation discount notes:
Proceeds from issuance	120,033,136	126,916,123
Payments for maturing	(108,440,816)	(123,766,867)
Capital stock:
Proceeds from issuance	2,940,626	1,748,910
Payments for redemption / repurchase	(2,560,909)	(1,702,830)
Redemption of mandatorily redeemable capital stock	(34,378)	(8,246)
Cash dividends paid (b)	(158,264)	(163,728)
Net cash provided by (used in) financing activities	8,976,902	(2,955,852)
Net (decrease) increase in cash and due from banks	(7,977,175)	4,083,323
Cash and due from banks at beginning of the period	10,877,790	660,873
Cash and due from banks at end of the period	$2,900,615	$4,744,196

Supplemental disclosures:
Interest paid	$324,489	$399,920
Affordable Housing Program payments (c)	$22,635	$26,567
REFCORP payments	$—	$52,325
Transfers of mortgage loans to real estate owned	$1,191	$1,138
Portion of non-credit OTTI gains on held-to-maturity securities	$(1,490)	$(1,262)

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

Assessments

Resolution Funding Corporation (“REFCORP”) Assessments. — Up until June 30, 2011, the FHLBanks, including the FHLBNY, were required to make payments to REFCORP based on a percentage of Net Income.  Each FHLBank was required to make payments to REFCORP until the total amount of payment actually made by all 12 FHLBanks was equivalent to a $300 million annual annuity, whose final maturity date was April 15, 2030.  The Federal Housing Finance Agency has determined that the 12 FHLBanks have satisfied their obligation to REFCORP by the end of that period and no further payments will be necessary.

Affordable Housing Program (“AHP”) Assessments. — Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members, who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households.  Annually, the 12 FHLBanks must set aside the greater of $100 million or 10 percent of their regulatory defined net income for the Affordable Housing Program.

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

Significant Accounting Policies and Estimates

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the Bank’s securities portfolios, estimating the liabilities for employee benefit programs, and estimating fair values of certain assets and liabilities.  The Bank treats securities purchased under agreements to resell as collateralized financings, and are carried at cost.  With the satisfaction of the FHLBanks’ REFCORP obligation in the second quarter of 2011, the FHLBNY is not required to pay REFCORP assessments on Net income.  Beginning with the third quarter of 2011, the FHLBNY allocates 20% of its net income to a separate restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement among the 12 FHLBanks; for more information, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in this Form 10-Q.

Except for the change in the presentation of Comprehensive income as noted below, there have been no significant changes to accounting policies from those identified in Note 1. Significant Accounting Policies and Estimates in Notes to the Financial Statements in the Bank’s most recent Form 10-K filed on March 23, 2012.

Recently Adopted Significant Accounting Policies

Presentation of Comprehensive Income.  On June 16, 2011, the FASB issued guidance that requires an entity to present comprehensive income either in a single statement or in two consecutive statements.  This guidance is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBNY) and should be applied retrospectively for all periods presented.  On October 21, 2011, the FASB voted to propose a deferral of the new requirement to present reclassifications of other comprehensive income in the income statement.  Entities would still be required to adopt the other guidance contained in the new accounting standard for the presentation of comprehensive income.  The FHLBNY elected and adopted the two-statement approach beginning on January 1, 2012.  The expanded disclosures are presented as the Statements of Comprehensive Income on page 4 of this Form 10-Q.

Reconsideration of Effective Control for Repurchase Agreements. — On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on the substantially agreed-upon terms, even in the event of the transferee’s default, and (ii) the collateral maintenance implementation guidance related to that criterion.  The new guidance became effective for interim or annual periods beginning on or after December 15, 2011 (January 1, 2012, for the Bank) and was applied prospectively to transactions or modifications of existing transactions that occurred on or after January 1, 2012.  The adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Fair Value Measurement and Disclosure — Beginning January 1, 2012, the FHLBNY adopted the guidance under the FASB’s ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The guidance is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs, and its adoption will not change the FHLBNY’s methodologies for estimating fair value.  The FHLBNY’s disclosures with respect to the classification of its financial instruments and measurement of their significance are summarized in Note 17. Fair Values of Financial Instruments.  Also, see the FHLBNY’s most recent Form 10-K filed on March 23, 2012.

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

The FHLBNY is continuing to review the guidance, and its preliminary conclusion is that adoption of the Advisory Bulletin would change the FHLBNY’s existing charge-off policy but would not impact the Bank’s credit classification practices or the credit loss measurement methodologies in any significant manner.  Under existing policies, the FHLBNY records a charge-off on MPF loans based upon the occurrence of a confirming event, which is typically the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure.  Adoption of the Advisory Bulletin may accelerate the timing of charge-offs, and the FHLBNY is reviewing the operational aspects of implementing the guidance.  Pre-existing policies require the FHLBNY to record credit loss allowance on a loan level basis on all MPF loans delinquent 90 days or greater, and to measure the allowance based on the shortfall of the value of collateral (less estimated selling costs) to the recorded investment in the impaired loan.  Therefore, the FHLBNY does not expect an acceleration of the charge-offs to impact results of financial condition, results of operations and cash flows, other than to reduce the credit loss allowance and an offsetting reduction in the carrying value of the impaired loans.  The FHLBanks are currently assessing the provisions of the Advisory Bulletin in coordination with the FHFA and have not determined the timing of the implementation.

Note   3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.

Compensating Balances

The Federal Reserve Board of Governors has modified the reserve requirements at the Federal Reserve Bank effective July 12, 2012.  These new requirements state that the FHLBNY is exempted from maintaining any required clearing balance.  Prior to the change, the FHLBNY maintained $1.0 million and utilized the balance to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $80.9 million and $69.6 million as of September 30, 2012 and December 31, 2011.  The Bank includes member reserve balances in Other liabilities in the Statements of Condition.

Note   4. Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal funds sold — Federal funds sold were unsecured advances to third parties.

Securities purchased under agreements to resell - As part of FHLBNY’s banking activities with counterparties, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which securities are taken as collateral.  The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral.  The collateral is typically in the form of highly-rated marketable securities, and the FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.

The FHLBNY does not have the right to repledge the securities received.  Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.

Note   5.                   Held-to-Maturity Securities.

Major Security Types

	September 30, 2012
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured (in thousands):	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$506,221	$—	$506,221	$45,839	$—	$552,060
Freddie Mac	147,070	—	147,070	11,249	—	158,319
Total pools of mortgages	653,291	—	653,291	57,088	—	710,379

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,831,494	—	2,831,494	44,232	—	2,875,726
Freddie Mac	2,744,500	—	2,744,500	30,994	(130)	2,775,364
Ginnie Mae	71,393	—	71,393	908	—	72,301
Total CMOs/REMICs	5,647,387	—	5,647,387	76,134	(130)	5,723,391

Commercial Mortgage-Backed Securities
Fannie Mae	938,867	—	938,867	11,593	—	950,460
Freddie Mac	3,129,720	—	3,129,720	278,886	—	3,408,606
Ginnie Mae	18,222	—	18,222	463	—	18,685
Total commercial mortgage-backed securities	4,086,809	—	4,086,809	290,942	—	4,377,751

Non-GSE MBS (b)
CMOs/REMICs	117,590	(1,083)	116,507	3,883	(621)	119,769

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	137,611	—	137,611	149	(3,687)	134,073
Home equity loans (insured) (c)	210,998	(47,460)	163,538	47,042	(1,719)	208,861
Home equity loans (uninsured)	139,977	(17,662)	122,315	15,399	(12,066)	125,648
Total asset-backed securities	488,586	(65,122)	423,464	62,590	(17,472)	468,582

Total MBS	10,993,663	(66,205)	10,927,458	490,637	(18,223)	11,399,872

Other
State and local housing finance agency obligations	747,210	—	747,210	2,496	(57,989)	691,717

Total Held-to-maturity securities	$11,740,873	$(66,205)	$11,674,668	$493,133	$(76,212)	$12,091,589

	December 31, 2011
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured (in thousands):	Cost	in AOCI	Value	Holding Gains	Holding Losses	Value
Pools of Mortgages
Fannie Mae	$652,061	$—	$652,061	$49,797	$—	$701,858
Freddie Mac	187,515	—	187,515	12,709	—	200,224
Total pools of mortgages	839,576	—	839,576	62,506	—	902,082

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,811,573	—	2,811,573	30,131	(1,866)	2,839,838
Freddie Mac	2,822,438	—	2,822,438	47,207	(1,604)	2,868,041
Ginnie Mae	89,586	—	89,586	741	—	90,327
Total CMOs/REMICs	5,723,597	—	5,723,597	78,079	(3,470)	5,798,206

Commercial Mortgage-Backed Securities
Fannie Mae	100,445	—	100,445	8,326	—	108,771
Freddie Mac	1,993,002	—	1,993,002	138,025	—	2,131,027
Ginnie Mae	34,447	—	34,447	978	—	35,425
Total commercial mortgage-backed securities	2,127,894	—	2,127,894	147,329	—	2,275,223

Non-GSE MBS (b)
CMOs/REMICs	186,805	(1,708)	185,097	2,925	(1,343)	186,679

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	153,881	—	153,881	—	(8,387)	145,494
Home equity loans (insured) (c)	230,901	(53,596)	177,305	34,483	(5,853)	205,935
Home equity loans (uninsured)	157,089	(20,545)	136,544	14,294	(18,395)	132,443
Total asset-backed securities	541,871	(74,141)	467,730	48,777	(32,635)	483,872

Total MBS	9,419,743	(75,849)	9,343,894	339,616	(37,448)	9,646,062

Other
State and local housing finance agency obligations	779,911	—	779,911	2,433	(80,032)	702,312

Total Held-to-maturity securities	$10,199,654	$(75,849)	$10,123,805	$342,049	$(117,480)	$10,348,374

(a)         Unrecognized gross holding gains and losses represent the difference between fair value and carrying value of a held-to-maturity security. At September 30, 2012 and December 31, 2011, the FHLBNY had pledged MBS with an amortized cost basis of $3.1 million and $2.0 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

(b)         Private-label MBS.

(c)          Amortized cost - Manufactured housing bonds insured by AGM (formerly FSA) were $137.6 million and $153.9 million at September 30, 2012 and December 31, 2011.  Asset-backed securities (supported by home equity loans) insured by AGM were $70.7 million and $73.7 million at September 30, 2012 and December 31, 2011.  Asset-backed securities (supported by home equity loans) insured by Ambac and MBIA, together, were $140.3 million and $157.2 million at September 30, 2012 and December 31, 2011.  For the purpose of calculating OTTI, the FHLBNY has determined that it will not rely on Ambac for projected cash flow shortfalls.  The FHLBNY will rely on MBIA through December 31, 2012.

Unrealized Losses

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis.  The fair values and gross unrealized holding losses (a) are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$310,641	$(57,989)	$310,641	$(57,989)
MBS Investment Securities
MBS-GSE
Freddie Mac	197,824	(130)	—	—	197,824	(130)
Total MBS-GSE	197,824	(130)	—	—	197,824	(130)
MBS-Private-Label	877	(2)	363,753	(28,630)	364,630	(28,632)
Total MBS	198,701	(132)	363,753	(28,630)	562,454	(28,762)
Total	$198,701	$(132)	$674,394	$(86,619)	$873,095	$(86,751)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$292,348	$(80,032)	$292,348	$(80,032)
MBS Investment Securities
MBS-GSE
Fannie Mae	993,420	(1,866)	—	—	993,420	(1,866)
Freddie Mac	729,246	(1,604)	—	—	729,246	(1,604)
Total MBS-GSE	1,722,666	(3,470)	—	—	1,722,666	(3,470)
MBS-Private-Label	19,418	(430)	525,436	(61,469)	544,854	(61,899)
Total MBS	1,742,084	(3,900)	525,436	(61,469)	2,267,520	(65,369)
Total	$1,742,084	$(3,900)	$817,784	$(141,501)	$2,559,868	$(145,401)

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

	September 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
State and local housing finance agency obligations
Due in one year or less	$1,715	$1,717	$3,315	$3,347
Due after one year through five years	8,300	8,978	—	—
Due after five years through ten years	58,610	57,105	59,175	58,750
Due after ten years	678,585	623,917	717,421	640,215
State and local housing finance agency obligations	747,210	691,717	779,911	702,312

Mortgage-backed securities
Due after one year through five years	75,850	77,402	972	981
Due after five years through ten years	4,354,771	4,679,928	2,836,464	3,005,000
Due after ten years	6,563,042	6,642,542	6,582,307	6,640,081
Mortgage-backed securities	10,993,663	11,399,872	9,419,743	9,646,062

Total Held-to-maturity securities	$11,740,873	$12,091,589	$10,199,654	$10,348,374

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	September 30, 2012		December 31, 2011
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$4,299,415	$4,297,398	$3,528,227	$3,525,334
Floating	5,481,262	5,481,262	4,391,908	4,391,907
Total CMO	9,780,677	9,778,660	7,920,135	7,917,241
Pass Thru (a)
Fixed	1,099,273	1,036,133	1,373,804	1,301,956
Floating	113,713	112,665	125,804	124,697
Total Pass Thru	1,212,986	1,148,798	1,499,608	1,426,653
Total MBS	10,993,663	10,927,458	9,419,743	9,343,894
State and local housing finance agency obligations
Fixed	80,305	80,305	106,901	106,901
Floating	666,905	666,905	673,010	673,010
Total HFA	747,210	747,210	779,911	779,911
Total Held-to-maturity securities	$11,740,873	$11,674,668	$10,199,654	$10,123,805

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

OTTI — Securities deemed to be OTTI in the three months ended September 30, 2012 had been previously determined to be OTTI, and the additional impairment, or re-impairment was due to further deterioration in the credit performance metrics of the securities.

The following tables present the key characteristics of securities determined to be OTTI (in thousands):

							Three months ended		Nine months ended
	Three months ended September 30, 2012 (a)						September 30, 2012		September 30, 2012
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b)		OTTI (b)
Security		Fair		Fair		Fair	Credit	Non-credit	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss

RMBS-Prime	$—	$—	$—	$—	$7,987	$7,432	$(195)	$114	$(195)	$114
HEL Subprime (c)	—	—	42,948	30,193	2,943	2,931	(420)	420	(1,746)	1,376
Total Securities	$—	$—	$42,948	$30,193	$10,930	$10,363	$(615)	$534	$(1,941)	$1,490

	Three months ended September 30, 2011 (a)						Three months ended September 30, 2011		Nine months ended September 30, 2011
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b)		OTTI (b)
Security		Fair		Fair		Fair	Credit	Non-credit	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss

RMBS-Prime	$—	$—	$—	$—	$11,874	$11,215	$(81)	$(61)	$(81)	$(61)
HEL Subprime (c)	18,999	10,461	17,701	11,129	—	—	(979)	979	(1,489)	1,323
Total Securities	$18,999	$10,461	$17,701	$11,129	$11,874	$11,215	$(1,060)	$918	$(1,570)	$1,262

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

Based on cash flow testing, the Bank believes no additional OTTI exists for the remaining investments at September 30, 2012.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at September 30, 2012, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides roll-forward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$36,057	$29,648	$34,731	$29,138
Additions for OTTI on securities not previously impaired	—	—	—	25
Additional credit losses for which an OTTI charge was previously recognized	615	1,060	1,941	1,545
Ending balance	$36,672	$30,708	$36,672	$30,708

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for all private-label MBS at September 30, 2012 and December 31, 2011, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at September 30, 2012
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-6.8	2.1	3.9-35.0	22.4	30.0-68.9	36.7
RMBS Alt-A	1.0-1.0	1.0	2.0-19.6	3.5	30.0-30.0	30.0
HEL Subprime (e)	1.0-11.9	4.5	2.0-9.0	3.7	30.0-100.0	70.1
Manufactured Housing Loans	3.1-6.3	4.9	2.0-3.6	2.7	73.7-79.8	77.2

	Key Base Assumptions - All PLMBS at December 31, 2011
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-4.3	1.6	5.2-42.0	21.4	30.0-85.4	37.4
RMBS Alt-A	1.0-1.0	1.0	2.0-11.5	4.2	30.0-30.0	30.0
HEL Subprime (e)	1.0-11.5	4.4	2.0-13.0	3.6	30.0-100.0	74.6
Manufactured Housing Loans	3.5-6.7	5.3	2.1-2.3	2.2	76.6-76.8	76.7

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

(d)        CMOs/REMICS private-label MBS.

(e)         Residential asset-backed MBS.

Significant Inputs

Seven PLMBS were determined to be credit OTTI at September 30, 2012.  The carrying value of one OTTI security was written down to its fair value of $7.4 million on a non-recurring basis and categorized within Level 3 of the fair value hierarchy.  The carrying values of the remaining OTTI securities were less than their fair values at September 30, 2012, and it was not necessary for further write-downs.  The FHLBNY has used third party pricing as the fair values of all MBS, including the bonds deemed OTTI.  Third party prices were obtained from four pricing services; the prices were clustered, and then averaged as described in Note 17. Fair Values of Financial Instruments.  The table below provides the distribution of the prices, and the average price adopted (dollars in thousands except for price).

	Significant Inputs
	Securities deemed OTTI at September 30, 2012
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating

Home Equity Loans
Subprime
Bond 1	$3,554	$4,267	$—	3	$61.55-71.31	$62.44	D
Bond 2	2,134	2,540	—	3	$50.91-67.09	$58.31	D
Bond 3	5,277	6,609	—	3	$52.94-70.61	$55.60	D
Bond 4	2,955	3,393	—	3	$81.29-98.33	$81.29	BB
Bond 5	2,805	2,931	—	3	$98.71-101.77	$99.60	BB
Bond 6	9,561	13,385	—	3	$73.70-95.97	$85.27	CCC
Bond 7	7,432	7,432	7,432	3	$91.28-95.65	$93.06	C
Total OTTI PLMBS	$33,718	$40,557	$7,432

Disaggregation of the Level 3 bonds is by collateral type supporting the credit structure of the PLMBS, and the FHLBNY deems that no further disaggregation is necessary for a qualitative understanding of the sensitivity of fair values.

Note   6.                   Available-for-Sale Securities.

Major Security Types — The amortized cost, gross unrealized gains, losses and fair value (a) of investments classified as AFS were as follows (in thousands):

	September 30, 2012
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (b)	$125	$—	$—	$—	$125
Equity funds (b)	5,194	—	556	(46)	5,704
Fixed income funds (b)	3,358	—	431	—	3,789
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	2,440,855	—	22,509	—	2,463,364
CMBS-Floating	46,768	—	—	(144)	46,624
Total Available-for-sale securities	$2,496,300	$—	$23,496	$(190)	$2,519,606

	December 31, 2011
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (b)	$125	$—	$—	$—	$125
Equity funds (b)	5,955	—	124	(560)	5,519
Fixed income funds (b)	3,241	—	282	—	3,523
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,067,213	—	18,263	(1,516)	3,083,960
CMBS-Floating	49,683	—	—	(174)	49,509
Total Available-for-sale securities	$3,126,217	$—	$18,669	$(2,250)	$3,142,636

(a)        The carrying value of AFS securities equals fair value.  No AFS securities had been pledged at September 30, 2012 and December 31, 2011.

(b)        The Bank has a grantor trust to fund current and future payments for its employee supplemental pension plans.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values are readily available and investments are redeemable at short notice.  Realized gains and losses from investments in the funds were not significant.

Unrealized Losses — MBS Classified as AFS Securities (in thousands):

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMBS	$—	$—	$46,624	$(144)	$46,624	$(144)
Total	$—	$—	$46,624	$(144)	$46,624	$(144)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMOs	$162,451	$(127)	$247,794	$(474)	$410,245	$(601)
Fannie Mae-CMBS	49,509	(174)	—	—	49,509	(174)
Freddie Mac-CMOs	77,834	(29)	304,846	(886)	382,680	(915)
Total	$289,794	$(330)	$552,640	$(1,360)	$842,434	$(1,690)

Impairment Analysis on AFS Securities — The Bank’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations, which are “pass through” securities.  The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and a U.S. agency by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.  Management has not made a decision to sell such securities at September 30, 2012 or subsequently.  Management also concluded that it would likely not be required to sell such securities before recovery of the amortized cost basis of the security.

Management of the FHLBNY has also concluded that gross unrealized losses at September 30, 2012 and December 31, 2011, as summarized in the tables above, were caused by interest rate changes, credit spreads widening and reduced liquidity in the applicable markets, and that unrealized losses represented temporary impairment.  The FHLBNY believes that these securities were not OTTI as of September 30, 2012 and December 31, 2011.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities
Due after five years through ten years	$46,768	$46,624	$49,683	$49,509
Due after ten years	2,440,855	2,463,364	3,067,213	3,083,960
Fixed income funds, equity funds and cash equivalents (b)	8,677	9,618	9,321	9,167

Total Available-for-sale securities	$2,496,300	$2,519,606	$3,126,217	$3,142,636

(a) The carrying value of AFS securities equals fair value.

(b) Determined to be redeemable at short notice.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Mortgage pass-throughs-GSE/U.S. agency issued
Floating - LIBOR indexed	$2,440,855	$2,463,364	$3,067,213	$3,083,960
Floating CMBS - LIBOR indexed	46,768	46,624	49,683	49,509

Total Mortgage-backed securities (a)	$2,487,623	$2,509,988	$3,116,896	$3,133,469

(a) Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 7.                     Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2012			December 31, 2011
		Weighted (b)			Weighted (b)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$27,365,791	0.97%	37.03%	$20,417,821	1.44%	30.48%
Due after one year through two years	8,292,399	1.89	11.22	6,746,684	2.70	10.07
Due after two years through three years	5,188,199	2.33	7.02	6,642,878	2.38	9.92
Due after three years through four years	12,757,657	3.46	17.26	6,629,810	2.57	9.90
Due after four years through five years	11,180,781	3.64	15.13	10,999,042	3.99	16.42
Due after five years through six years	5,747,511	3.30	7.78	10,840,355	3.89	16.18
Thereafter	3,368,741	2.13	4.56	4,712,312	2.71	7.03

Total par value	73,901,079	2.24%	100.00%	66,988,902	2.68%	100.00%

Discount on AHP advances (a)	—			(15)
Hedging adjustments	3,963,180			3,874,890

Total	$77,864,259			$70,863,777

(a)        Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rate on AHP advances was 3.50% at September 30, 2012, and ranged from 1.25% to 3.50% at December 31, 2011.

(b)        The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

Advance Prepayment — The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk.  When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that would continue to be funded by higher-cost debt.  To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance.  Member initiated prepayments totaled $0.1 billion and $0.9 billion for the three and nine months ended September 30, 2012, and $0.3 billion and $8.1 billion for the same periods in 2011.  Prepayment fees of $1.2 million and $10.6 million were recorded in interest income for the three and nine months ended September 30, 2012, and $3.2 million and $55.6 million for the same periods in 2011.  For hedged advances that are prepaid, prepayment fees are recorded net of fair value basis adjustments of the prepaid advances.

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 20. Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.

Collateral Coverage of Advances

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of September 30, 2012 and December 31, 2011, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table summarizes pledged collateral at September 30, 2012 and December 31, 2011 (in thousands):

Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d)
September 30, 2012	$73,901,079	$6,716,650	$80,617,729	$191,814,009	$37,292,031	$229,106,040
December 31, 2011	$66,988,902	$2,865,788	$69,854,690	$152,236,826	$40,912,212	$193,149,038

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

The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession of the FHLBNY or that of its safekeeping agent (in thousands):

Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Collateral Pledged for AHP (a)	Total Collateral Received
September 30, 2012	$42,983,664	$186,224,000	$(101,624)	$229,106,040
December 31, 2011	$46,773,857	$146,485,001	$(109,820)	$193,149,038

(a)      Primarily pledged by non-members to cover potential recovery of AHP Subsidy in the event of non-compliance.  This amount is included in the total collateral pledged, and the FHLBNY allocates to its AHP exposure.

Note 8.                                                               Mortgage Loans Held-for-Portfolio.

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$390,456	22.67%	$329,659	23.55%
Fixed long-term single-family mortgages	1,331,607	77.32	1,069,956	76.43
Multi-family mortgages	167	0.01	246	0.02
Total par value	1,722,230	100.00%	1,399,861	100.00%

Unamortized premiums	31,214		16,811
Unamortized discounts	(2,837)		(3,592)
Basis adjustment (b)	4,037		2,166
Total mortgage loans held-for-portfolio	1,754,644		1,415,246
Allowance for credit losses	(6,920)		(6,786)
Total mortgage loans held-for-portfolio after allowance for credit losses	$1,747,724		$1,408,460

(a) Conventional mortgages represent the majority of mortgage loans held-for-portfolio.

(b) Represents fair value basis of closed delivery commitments.

No loans were transferred to a “loan-for-sale” category.  From time to time, the Bank may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards.  PFIs repurchased $1.4 million of loans in the three and nine months ended September 30, 2012.  PFIs repurchased $0.2 million and $3.3 million of loans in the same periods of 2011.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $17.7 million and $13.6 million at September 30, 2012 and December 31, 2011.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $0.4 million and $1.2 million for the three and nine months ended September 30, 2012, and $0.4 million and $1.2 million for the same periods in 2011.  These fees were reported as a reduction to mortgage loan interest income.

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

Credit Enhancement Fees

As discussed previously, the FHLBNY pays a credit enhancement fee (“CE fees”) to the PFI for taking on a credit enhancement obligation.  For certain MPF products, the CE fees are accrued on the master commitments outstanding and paid each month.  Under the MPF agreements with PFIs, the FHLBNY may recover credit losses from future CE fees.  For certain MPF products, the CE fees are held back for 12 months and then paid monthly to the PFIs.  The FHLBNY does not consider CE fees when computing the allowance for credit losses.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, and that there is no other available and reliable source of repayment.  Any incurred losses that would be recovered from the credit enhancements are also not reserved as part of allowance for credit loan losses.  In such cases, the FHLBNY would withhold CE fee payments to PFIs.

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Allowance for credit losses:
Beginning balance	$6,878	$6,349	$6,786	$5,760
Charge-offs	(228)	(584)	(930)	(2,421)
Recoveries	36	198	171	422
Provision for credit losses on mortgage loans	234	765	893	2,967
Ending balance	$6,920	$6,728	$6,920	$6,728

Ending balance, individually evaluated for impairment	$6,920	$6,728	$6,920	$6,728

			September 30, 2012	December 31, 2011
Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance (c)			$30,719	$27,054
Not impaired, no related allowance			1,675,475	1,368,062
Total uninsured mortgage loans			$1,706,194	$1,395,116

Collectively evaluated for impairment (b)
Impaired, with or without a related allowance (b)			$320	$280
Not impaired, no related allowance			56,555	25,194
Total insured mortgage loans			$56,875	$25,474

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

Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	September 30, 2012	December 31, 2011

Total Mortgage loans, net of provisions for credit losses (a)	$1,747,724	$1,408,460

Non-performing mortgage loans - Conventional (b)	$27,806	$26,696

Insured MPF loans past due 90 days or more and still accruing interest (b)	$316	$278

(a) Includes loans classified as sub-standard, doubtful or loss under regulatory criteria, reported at carrying value.

(b) Data in this table represents unpaid principal balance, and would not agree to data reported in table below at “recorded investment,” which includes interest receivable.

The following table summarizes the recorded investment, the unpaid principal balance and related allowance for impaired loans (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	September 30, 2012			Three months ended September 30, 2012		Nine months ended September 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a) (b)	$7,438	$7,403	$—	$6,932	$—	$6,303	$—
With an allowance:
Conventional MPF Loans (a)	23,281	23,309	6,920	23,544	—	22,672	—
Total Conventional MPF Loans (a)	$30,719	$30,712	$6,920	$30,476	$—	$28,975	$—

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a) (b)	$5,801	$5,790	$—	$4,605	$—
With an allowance:
Conventional MPF Loans (a)	21,253	21,287	6,786	21,572	—
Total Conventional MPF Loans (a)	$27,054	$27,077	$6,786	$26,177	$—

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

(c)  The Bank does not record interest received to income from uninsured loans past due 90 days or greater as insured loans are not considered impaired.

Mortgage Loans — Interest on Non-performing Loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Interest contractually due (a)	$482	$378	$1,444	$1,045
Interest actually received	379	347	1,169	967

Shortfall	$103	$31	$275	$78

(a) The Bank does not recognize interest received as income from uninsured loans past due 90 days or greater.  Cash received is considered as an advance from the PFI or the servicer and recorded as a liability until the loan is performing again.  This table reports Interest income that was not recognized in earnings.  It also reports the actual cash that was received against interest due, but not recognized.  Cash received is recorded as a liability, as the Bank considers cash received on impaired loans as subject to reversal if the loan goes into foreclosure.   See footnote c in table above that reports zero Interest income from impaired MPF loans.

Recorded investments (a) in MPF loans that were past due loans and real estate owned are summarized below (dollars in thousands):

	September 30, 2012			December 31, 2011
	Conventional	Insured	Other	Conventional	Insured	Other
Mortgage loans:	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Past due 30 - 59 days	$21,218	$936	$—	$21,757	$1,009	$—
Past due 60 - 89 days	5,338	228	—	5,920	172	—
Past due 90 days or more	27,825	320	—	26,675	280	—
Total past due	54,381	1,484	—	54,352	1,461	—
Total current loans	1,651,645	55,391	168	1,340,516	24,013	248
Total mortgage loans	$1,706,026	$56,875	$168	$1,394,868	$25,474	$248
Other delinquency statistics:
Loans in process of foreclosure, included above	$21,111	$210	$—	$18,499	$163	$—
Serious delinquency rate (b)	1.66%	0.56%	—%	1.94%	1.10%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$28,302	$320	$—	$27,028	$280	$—
Past due 90 days or more and still accruing interest	$—	$320	$—	$—	$280	$—
Loans on non-accrual status	$27,825	$—	$—	$26,675	$—	$—
Troubled debt restructurings	$683	$—	$—	$816	$—	$—
Real estate owned	$656			$589

(a). Recorded investments include accrued interest receivable and would not equal reported carrying values.

(b). Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan portfolio class recorded investment.

Troubled Debt Restructurings (“TDR”) — At September 30, 2012, the numbers and amounts of mortgage loans classified as TDR were not significant.

The FHLBNY’s MPF Loan troubled debt restructurings primarily involve modifying the borrower’s monthly payment for a period of up to 36 months, with a cap based on a ratio of the borrower’s housing expense to monthly income.  The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years.  This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged.  If the housing expense ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments until the target housing expense ratio is met.  Impairment recognized on these loans would be part of the allowance for credit losses.  If impaired, the allowance for TDRs would be individually evaluated when determining its related allowance for credit loss.  The credit loss on a TDR would be based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower.  Based on the structure of the modifications, in particular, the size of the concession granted, and performance of loans modified during 2012, the allowance calculated for the individually impaired TDR loan was not material.  When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a nonperforming TDR loan as the loan is not performing per the original terms.  For more information, see Note 7. Mortgage Loans Held-for-Portfolio in our audited financial statements, included in our most recent Form 10K filed on March 23, 2012.

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

Note 9.                                                               Term Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.

The following table summarizes term deposits (in thousands):

	September 30, 2012	December 31, 2011

Term deposits due in one year or less	$49,000	$22,000

Note 10.                                                        Consolidated Obligations.

Consolidated obligations are the joint and several obligations of the FHLBanks, and consist of bonds and discount notes.  The FHLBanks issue consolidated obligations through the Office of Finance as their fiscal agent.  In connection with each debt issuance, a FHLBank specifies the amount of debt it wants issued on its behalf.  The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. Each FHLBank separately tracks and records as liability for its specific portion of consolidated obligations for which it is the primary obligor.  Consolidated bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity.  Consolidated discount notes are issued primarily to raise short-term funds.  Discount notes sell at less than their face amount and are redeemed at par value when they mature.

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that an FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.7 trillion as of September 30, 2012 and December 31, 2011.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	September 30, 2012	December 31, 2011

Percentage of unpledged qualifying assets to consolidated obligations	108%	109%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Consolidated obligation bonds-amortized cost	$64,149,491	$66,448,705
Hedge basis adjustments	907,860	979,013
Hedge basis adjustments on terminated hedges	63,293	201
FVO (a)-valuation adjustments and accrued interest	15,209	12,603

Total Consolidated obligation-bonds	$65,135,853	$67,440,522

Discount notes-amortized cost	$33,715,582	$22,121,109
Hedge basis adjustments	—	(1,467)
FVO (a)-valuation adjustments and remaining accretion	2,224	3,683

Total Consolidated obligation-discount notes	$33,717,806	$22,123,325

(a) Accounted under the Fair Value Option rules.

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2012			December 31, 2011
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$41,000,480	0.65%	64.01%	$34,498,875	0.63%	52.00%
Over one year through two years	11,167,425	1.37	17.43	20,552,410	1.23	30.99
Over two years through three years	4,581,320	2.34	7.15	3,801,280	2.62	5.73
Over three years through four years	1,934,425	1.94	3.02	3,282,190	2.60	4.95
Over four years through five years	1,060,155	1.12	1.66	971,735	2.52	1.47
Over five years through six years	1,257,835	3.31	1.96	873,470	3.78	1.32
Thereafter	3,053,675	3.14	4.77	2,349,335	3.83	3.54

Total par value	64,055,315	1.12%	100.00%	66,329,295	1.21%	100.00%

Bond premiums (b)	118,961			145,869
Bond discounts (b)	(24,785)			(26,459)
Hedge basis adjustments	907,860			979,013
Hedge basis adjustments on terminated hedges	63,293			201
FVO (c) - valuation adjustments and accrued interest	15,209			12,603

Total Consolidated obligation-bonds	$65,135,853			$67,440,522

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)

Amortization of bond premiums and discounts resulted in net reduction of interest expense of $15.2 million and $44.3 million for the three and nine months ended September 30, 2012, and $14.6 million and $40.8 million for the same periods in 2011. Amortization of basis adjustments from terminated hedges was $1.1 million and $3.3 million for the three and nine months ended September 30, 2012, and $1.0 million and $3.0 million for the same periods in 2011.

(c)	Accounted under the Fair Value Option rules.

Interest rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$51,799,315	80.87%	$47,108,685	71.02%
Fixed-rate, callable	800,000	1.25	1,935,610	2.92
Step Up, callable	781,000	1.22	950,000	1.43
Step Down, callable	40,000	0.06	—	—
Single-index floating rate	10,635,000	16.60	16,335,000	24.63

Total par value	64,055,315	100.00%	66,329,295	100.00%

Bond premiums	118,961		145,869
Bond discounts	(24,785)		(26,459)
Hedge basis adjustments	907,860		979,013
Hedge basis adjustments on terminated hedges	63,293		201
Fair value option valuation adjustments and accrued interest	15,209		12,603

Total Consolidated obligation-bonds	$65,135,853		$67,440,522

Discount Notes

Consolidated obligation-discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated obligation-discount notes were as follows (dollars in thousands):

	September 30, 2012	December 31, 2011

Par value	$33,724,217	$22,127,530

Amortized cost	33,715,582	22,121,109
Hedge basis adjustments	—	(1,467)
Fair value option valuation adjustments	2,224	3,683

Total discount notes	$33,717,806	$22,123,325

Weighted average interest rate	0.13%	0.07%

Note 11.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability set aside for the AHP, see the Bank’s most recent Form 10-K filed on March 23, 2012.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Beginning balance	$131,960	$133,831	$127,454	$138,365
Additions from current period’s assessments	9,870	4,036	30,936	17,981
Net disbursements for grants and programs	(6,075)	(8,088)	(22,635)	(26,567)
Ending balance	$135,755	$129,779	$135,755	$129,779

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

Risk-based Capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	September 30, 2012		December 31, 2011
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a), (e)	$560,414	$5,755,598	$495,427	$5,291,666
Total capital-to-asset ratio	4.00%	5.37%	4.00%	5.42%
Total capital (b)	$4,285,203	$5,755,598	$3,906,494	$5,291,666
Leverage ratio	5.00%	8.06%	5.00%	8.13%
Leverage capital (c)	$5,356,504	$8,633,397	$4,883,117	$7,937,449

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	September 30, 2012	December 31, 2011

Redemption less than one year	$2,502	$34,264
Redemption from one year to less than three years	514	2,990
Redemption from three years to less than five years	5,011	4,567
Redemption from five years or greater	12,467	13,006

Total	$20,494	$54,827

Voluntary and Involuntary Withdrawal and Changes in Membership — Changes in membership due to mergers were not significant in any periods in this report.  When a member is acquired by a non-member, the FHLBNY reclassifies stock of the member to a liability on the day the member’s charter is dissolved.  Under existing practice, the FHLBNY repurchases Class B2 capital stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances.  Class B1 membership stock held by former members is re-calculated and repurchased annually.

The following table provides withdrawals and terminations in membership:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Voluntary Termination/Notices Received and Pending	1	—	1	—

Involuntary Termination (a)	—	—	2	1

Non-member due to merger	—	—	—	1

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

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Beginning balance	$42,035	$58,221	$54,827	$63,219
Capital stock subject to mandatory redemption reclassified from equity	—	—	45	3,349
Redemption of mandatorily redeemable capital stock (a)	(21,541)	101	(34,378)	(8,246)

Ending balance	$20,494	$58,322	$20,494	$58,322

Accrued interest payable (b)	$398	$660	$398	$660

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates were 4.50% for the three months ended September 30, 2012 and 2011.

Restricted Retained Earnings — In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (“Capital Agreement”), as amended.  The Capital Agreement is intended to enhance the capital position of each FHLBank, by allocating that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.  Because each FHLBank had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied, the Capital Agreement provides that, with full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends.  Each FHLBank subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011.  On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation.  In accordance with the Capital Agreement, starting in the third quarter of 2011, the FHLBNY allocates 20% of its net income to a separate restricted retained earnings account.  At September 30, 2012, restricted retained earnings were $79.4 million.

Note 13.                                                  Total Comprehensive Income.

Changes in AOCI and total comprehensive income were as follows for the three and nine months ended September 30, 2012 and the same periods in 2011 (in thousands):

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income (loss)

Balance, June 30, 2011	$18,613	$(95,319)	$9,119	$(20,823)	$(11,527)	$(99,937)

Net change	(2,472)	2,951	979	(85,571)	—	(84,113)	$35,670	$(48,443)

Balance, September 30, 2011	$16,141	$(92,368)	$10,098	$(106,394)	$(11,527)	$(184,050)

Balance, June 30, 2012	$21,564	$(84,486)	$14,839	$(137,244)	$(18,325)	$(203,652)

Net change	1,742	2,908	534	(9,640)	344	(4,112)	$88,441	$84,329

Balance, September 30, 2012	$23,306	$(81,578)	$15,373	$(146,884)	$(17,981)	$(207,764)

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2010	$22,965	$(101,560)	$8,634	$(15,196)	$(11,527)	$(96,684)

Net change	(6,824)	9,192	1,464	(91,198)	—	(87,366)	$159,961	$72,595

Balance, September 30, 2011	$16,141	$(92,368)	$10,098	$(106,394)	$(11,527)	$(184,050)

Balance, December 31, 2011	$16,419	$(89,600)	$13,751	$(111,985)	$(19,012)	$(190,427)

Net change	6,887	8,022	1,622	(34,899)	1,031	(17,337)	$276,858	$259,521

Balance, September 30, 2012	$23,306	$(81,578)	$15,373	$(146,884)	$(17,981)	$(207,764)

Note 14.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income	$88,441	$35,670	$276,858	$159,961

Net income available to stockholders	$88,441	$35,670	$276,858	$159,961

Weighted average shares of capital	48,934	46,813	46,677	45,077
Less: Mandatorily redeemable capital stock	(352)	(582)	(423)	(587)
Average number of shares of capital used to calculate earnings per share	48,582	46,231	46,254	44,490

Basic earnings per share	$1.81	$0.77	$5.99	$3.60

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses (a) for the three and nine months ended September 30, 2012 and the same periods in 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Defined Benefit Plan	$175	$492	$1,485	$29,484
Benefit Equalization Plan (defined benefit)	908	695	2,725	2,085
Defined Contribution Plan	379	363	1,144	1,067
Postretirement Health Benefit Plan	372	285	1,119	854

Total retirement plan expenses	$1,834	$1,835	$6,473	$33,490

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

In July 2012 a transportation bill was enacted under the Surface Transportation Extension Act of 2012 - —Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension plan provisions intended to ease the negative effect of historically low interest rates.  Previously, a plan sponsor could elect to calculate future pension obligations based on either the “yield curve” of corporate investment-grade bonds for the preceding month, or three “segment rates” that are drawn from the average yield curves over the most recent 24-month period.  The primary change under the relief bill is to smooth segment rate changes by calculating each rate based on the average of that segment rate over 25 years — a much longer period than the two-year period currently used to determine segment rates.  The FHLBNY’s Defined Benefit Plan participates in the Pentegra Defined Benefit Plan pension, which has adopted the relief provisions, and adoption resulted in a significant reduction in plan expenses.  The FHLBNY paid in $0.7 million for the plan period July 1, 2012 to June 30, 2013, which was the minimum amount payable under the relief provided under MAP 21.  The comparable payment to the plan under the pre-existing methodology (prior to the relief) was $2.6  million for the plan year ended June 30, 2012, and $10.1 million for the plan year ended June 30, 2011.

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$191	$165	$574	$495
Interest cost	325	324	975	970
Amortization of unrecognized prior service cost	(14)	(14)	(40)	(40)
Amortization of unrecognized net loss	406	220	1,216	660

Net periodic benefit cost	$908	$695	$2,725	$2,085

Key assumptions and other information for the actuarial calculations to determine current year’s benefit obligations for the BEP plan were as follows (dollars in thousands):

	September 30, 2012		December 31, 2011

Discount rate (a)	4.23%		4.23%
Salary increases	5.50%		5.50%
Amortization period (years)	7		7
Benefits paid during the period	$(1,221	)(b)	$(656)

(a)	The discount rates were based on the Citigroup Pension Liability Index at December 31, 2011 adjusted for duration.
(b)	Forecast for the entire year.

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Service cost (benefits attributed to service during the period)	$209	$180	$629	$541
Interest cost on accumulated postretirement health benefit obligation	212	221	636	662
Amortization of loss	134	66	402	199
Amortization of prior service (credit)/cost	(183)	(182)	(548)	(548)

Net periodic postretirement health benefit cost	$372	$285	$1,119	$854

Key assumptions (a) and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	September 30, 2012	December 31, 2011

Weighted average discount rate	4.23%	4.23%

Health care cost trend rates:
Assumed for next year	8.00%	8.00%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2017	2017
Post 65 Ultimate rate	5.50%	5.50%
Post 65 Year that ultimate rate is reached	2017	2017
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

(a)	The discount rates were based on the Citigroup Pension Liability Index adjusted for duration at December 31, 2011.

Note 16.                                                  Derivatives and Hedging Activities.

General — The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its exposure to changes in interest rates.  The FHLBNY may also use callable swaps to potentially adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives.  The FHLBNY, consistent with the Finance Agency’s regulations, enters into derivatives to manage the market risk exposures inherent in otherwise unhedged assets and funding positions.  The FHLBNY is not a derivatives dealer and does not trade derivatives for short-term profit.  The FHLBNY uses derivatives in three ways:  by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”).  The FHLBNY will execute an interest rate swap to match the terms of an asset or liability that is elected under the FVO and the swap is also considered as an economic hedge to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability.  The FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities.  In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives: to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs where possible.

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

If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings.  There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges in the first three quarters of 2012 and 2011.

Forward Settlements — There were no forward settled securities at September 30, 2012 and December 31, 2011 that would settle outside the shortest period of time for the settlement of such securities.  When a Bank purchases a security that forward settles within the shortest period of time for the settlement of such a security, the Bank records the purchase on trade date.  When a security forward settles outside the shortest period of time, a derivative is recorded in addition to the purchased security.

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

Cash Flow Hedges of Rolling Issuance of Discount Notes — The Bank hedges the rolling issuance of discount notes as a cash flow hedge.  In these hedges, the Bank enters into interest rate swap agreements with unrelated swap dealers and designates the swaps as hedges of the variable quarterly interest payments on the discount note borrowing program.  In this program, the Bank issues a series of discount notes with 91-day terms over periods, generally up to 15 years.  The FHLBNY will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures.  The interest rate swaps require a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment.  The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuance every 91 days.  The FHLBNY documents at hedge origination, and on an ongoing basis, that the forecasted issuances of discount notes are probable.  The FHLBNY performs a prospective hedge effectiveness analysis at inception of the hedges, and also performs an on-going retrospective hedge effectiveness analysis at least every quarter to provide assurance that the hedges will remain highly effective.  The fair values of the interest rate swaps are recorded in AOCI and ineffectiveness, if any, is measured using the “hypothetical derivative method” and recorded in earnings.  The effective portion remains in AOCI.  The Bank monitors the credit standing of the derivative counterparty each quarter.

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

Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations.  The notional principal of interest rate swaps outstanding at September 30, 2012 and December 31, 2011, in which the FHLBNY was an intermediary, was $265.0 million and $275.0 million, with offsetting purchased positions from unrelated swap dealers.  Fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at September 30, 2012 and December 31, 2011.  Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.

Economic Hedges

In the first three quarters of 2012 and 2011, economic hedges comprised primarily of:  (1) short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY.  The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting.  (2) interest rate caps to hedge balance sheet risk, specifically interest rate risk from certain capped floating rate investment securities.  (3) interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges.  (4) interest rate swaps executed to offset the fair value changes of bonds and discount notes designated under the FVO.  These swaps in economic hedges were considered freestanding and changes in the fair values of the swaps were recorded through income.

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

The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives.  When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk.  Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements.  At September 30, 2012 and December 31, 2011, the Bank’s credit exposure, representing derivatives in a fair value net gain position, was approximately $15.0 million and $25.1 million after the recognition of any cash collateral held by the FHLBNY.  The credit exposures at September 30, 2012 and December 31, 2011 included $5.9 million and $6.8 million in net interest receivable.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts.  Derivative counterparties’ exposure to the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain.  At September 30, 2012 and December 31, 2011, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $466.3 million and $486.2 million after deducting $2.8 billion and $2.6 billion of cash collateral pledged by the FHLBNY at those dates to the exposed counterparties.  The FHLBNY is also exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties.  If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties.  To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty.  Derivative counterparties holding the FHLBNY’s cash as pledged collateral were primarily rated Triple B or better at September 30, 2012, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$78,831,899	$1,040,233	$4,159,542
Interest rate swaps-cash flow hedges	1,106,000	839	134,503
Total derivatives in hedging instruments	79,937,899	1,041,072	4,294,045

Derivatives not designated as hedging instruments
Interest rate swaps	23,389,375	33,676	8,606
Interest rate caps or floors	1,900,000	3,155	12
Mortgage delivery commitments	66,722	40	540
Other (a)	530,000	8,828	8,435
Total derivatives not designated as hedging instruments	25,886,097	45,699	17,593

Total derivatives before netting and collateral adjustments	$105,823,996	1,086,771	4,311,638
Netting adjustments		(1,063,178)	(1,063,178)
Cash collateral and related accrued interest		(8,600)	(2,782,162)
Total collateral and netting adjustments		(1,071,778)	(3,845,340)
Total reported on the Statements of Condition		$14,993	$466,298

	December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$84,502,217	$1,124,954	$4,074,397
Interest rate swaps-cash flow hedges	903,000	—	97,588
Total derivatives in hedging instruments	85,405,217	1,124,954	4,171,985

Derivatives not designated as hedging instruments
Interest rate swaps	31,380,021	13,460	41,093
Interest rate caps or floors	1,900,000	14,935	20
Mortgage delivery commitments	31,242	270	—
Other (a)	550,000	9,285	8,784
Total derivatives not designated as hedging instruments	33,861,263	37,950	49,897

Total derivatives before netting and collateral adjustments	$119,266,480	1,162,904	4,221,882
Netting adjustments		(1,096,873)	(1,096,873)
Cash collateral and related accrued interest		(40,900)	(2,638,843)
Total collateral and netting adjustments		(1,137,773)	(3,735,716)
Total reported on the Statements of Condition		$25,131	$486,166

(a)	Other: Comprised of swaps intermediated for members. Notional amounts represent purchases from dealers and sales to members.

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

Components of hedging gains and losses are summarized below (in thousands):

	Three months ended September 30,
	2012				2011
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$(79,142)	$110,150	$31,008	$(327,927)	$(1,023,857)	$1,046,593	$22,736	$(430,967)
Consolidated obligations-bonds	(8,821)	8,963	142	78,561	375,271	(381,479)	(6,208)	113,714
Consolidated obligations-discount notes	(26)	6	(20)	24	239	404	643	324

Net gains (losses) related to fair value hedges	(87,989)	119,119	31,130	(249,342)	(648,347)	665,518	17,171	(316,929)
Cash flow hedges	—	—	—	(6,913)	(119)	—	(119)	(4,828)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	55	—	55	—	(489)	—	(489)	—
Consolidated obligations-bonds	2,252	—	2,252	—	(14,456)	—	(14,456)	—
Consolidated obligations-discount notes	—	—	—	—	30	—	30	—
Member intermediation	(24)	—	(24)	—	(43)	—	(43)	—
Accrued interest-swaps (b)	535	—	535	—	2,624	—	2,624	—
Accrued interest-intermediation (b)	46	—	46	—	47	—	47	—
Caps or floors
Advances	(19)	—	(19)	—	(19)	—	(19)	—
Balance sheet hedges	(4,584)	—	(4,584)	—	(15,184)	—	(15,184)	—
Mortgage delivery commitments	101	—	101	—	1,788	—	1,788	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	11,276	—	11,276	—	(5,732)	—	(5,732)	—
Consolidated obligations-discount notes	1,574	—	1,574	—	(418)	—	(418)	—
Accrued interest on swaps (b)	2,751	—	2,751	—	6,192	—	6,192	—

Net gains (losses) related to derivatives not designated as hedging instruments	13,963	—	13,963	—	(25,660)	—	(25,660)	—

	$(74,026)	$119,119	$45,093	$(256,255)	$(674,126)	$665,518	$(8,608)	$(321,757)

	Nine months ended September 30,
	2012				2011
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$(24,741)	$114,841	$90,100	$(1,001,163)	$(999,311)	$1,078,617	$79,306	$(1,281,665)
Consolidated obligations-bonds	(6,060)	7,258	1,198	249,106	428,266	(431,173)	(2,907)	381,400
Consolidated obligations-discount notes	67	(1,467)	(1,400)	1,237	239	404	643	324

Net gains (losses) related to fair value hedges	(30,734)	120,632	89,898	(750,820)	(570,806)	647,848	77,042	(899,941)
Cash flow hedges	(214)	—	(214)	(19,356)	(119)	—	(119)	(6,222)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	922	—	922	—	(319)	—	(319)	—
Consolidated obligations-bonds	24,627	—	24,627	—	(13,226)	—	(13,226)	—
Consolidated obligations-discount notes	(6)	—	(6)	—	30	—	30	—
Member intermediation	(112)	—	(112)	—	(130)	—	(130)	—
Accrued interest-swaps (b)	(4,061)	—	(4,061)	—	7,751	—	7,751	—
Accrued interest-intermediation (b)	138	—	138	—	140	—	140	—
Caps or floors
Advances	(56)	—	(56)	—	(56)	—	(56)	—
Balance sheet hedges	(11,772)	—	(11,772)	—	(28,284)	—	(28,284)	—
Mortgage delivery commitments	1,428	—	1,428	—	2,327	—	2,327	—
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	20,313	—	20,313	—	(3,754)	—	(3,754)	—
Consolidated obligations-discount notes	2,772	—	2,772	—	(1,476)	—	(1,476)	—
Accrued interest on swaps (b)	3,208	—	3,208	—	22,680	—	22,680	—

Net gains (losses) related to derivatives not designated as hedging instruments	37,401	—	37,401	—	(14,317)	—	(14,317)	—

	$6,453	$120,632	$127,085	$(770,176)	$(585,242)	$647,848	$62,606	$(906,163)

(a)

In the three and nine months ended September 30, 2012, amortization of $30.1 million and $88.3 million were recorded as a gain to derivatives and hedging activities in Other income. Significant amounts of hedged advances were modified in the latter part of 2011, and swaps were modified in parallel with the modification of advances. The fair values of the swaps were in unrealized liability positions on the modification dates, and are being amortized to zero over the life of the modified swaps. Separately, fair value basis of modified advances were in unrealized gain positions at the amortization dates, and their amortization was recorded as a reduction of Interest income from advances. Taken together, the amortization of the modified swaps and the modified advances, were offsetting adjustments. The comparable amortization for the same periods in 2011 was $26.7 million and $35.1 million.

(b)

Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income on the hedged advances, and interest expense on hedged Consolidated obligation bonds and  discount notes.  Also includes amortization as described in footnote a above.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended September 30,
	2012				2011
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(113)	Interest Expense	$1,058	$—	$(5,767)	Interest Expense	$986	$(119)
Consolidated obligations-discount notes (b)	(10,585)	Interest Expense	—	—	(80,790)	Interest Expense	—	—
	$(10,698)		$1,058	$—	$(86,557)		$986	$(119)

	Nine months ended September 30,
	2012				2011
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(2,095)	Interest Expense	$3,272	$(214)	$(2,063)	Interest Expense	$2,984	$(119)
Consolidated obligations-discount notes (b)	(36,076)	Interest Expense	—	—	(92,119)	Interest Expense	—	—
	$(38,171)		$3,272	$(214)	$(94,182)		$2,984	$(119)

(a)   Hedges of anticipated issuance of debt -  The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months.  There were no open contracts at September 30, 2012 and December 31, 2011.  The amounts in AOCI from “closed” cash flow hedges representing net unrecognized losses were $13.2 million and $14.4 million at September 30, 2012 and December 31, 2011.  At September 30, 2012, it is expected that over the next 12 months about $3.3 million of net losses recorded in AOCI will be recognized as a yield adjustment to consolidated bond interest and a charge to earnings.

(b)   Hedges of discount notes in rolling issuances - $1.1 billion of notional amounts of the interest rate swaps were outstanding under this program, and $133.7 million in unrealized fair values losses were recorded in AOCI at September 30, 2012.  The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows under this strategy is generally about 15 years.

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

Note 17.  Fair Values of Financial Instruments.

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

Estimated fair values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2012
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$2,900,615	$2,900,615	$2,900,615	$—	$—	$—
Securities purchased under agreements to resell	200,000	200,000	—	200,000	—	—
Federal funds sold	9,946,000	9,946,002	—	9,946,002	—	—
Available-for-sale-securities	2,519,606	2,519,606	9,618	2,509,988	—	—
Held-to-maturity securities
Long-term securities	11,674,668	12,091,589	—	10,811,521	1,280,068	—
Advances	77,864,259	77,792,074	—	77,792,074	—	—
Mortgage loans held-for-portfolio, net	1,747,724	1,850,503	—	1,850,503	—	—
Accrued interest receivable	238,030	238,030	—	238,030	—	—
Derivative assets	14,993	14,993	—	1,086,771	—	(1,071,778)
Other financial assets	1,095	1,095	—	439	656	—

Liabilities
Deposits	1,806,099	1,806,107	—	1,806,107	—	—
Consolidated obligations
Bonds	65,135,853	65,349,670	—	65,349,670	—	—
Discount notes	33,717,806	33,718,133	—	33,718,133	—	—
Mandatorily redeemable capital stock	20,494	20,494	20,494	—	—	—
Accrued interest payable	168,814	168,814	—	168,814	—	—
Derivative liabilities	466,298	466,298	—	4,311,638	—	(3,845,340)
Other financial liabilities	80,875	80,875	80,875	—	—	—

	December 31, 2011
	Carrying	Estimated
Financial Instruments	Value	Fair Value
Assets
Cash and due from banks	$10,877,790	$10,877,790
Federal funds sold	970,000	971,233
Available-for-sale securities	3,142,636	3,142,636
Held-to-maturity securities
Long-term securities	10,123,805	10,348,374
Advances	70,863,777	71,025,990
Mortgage loans held-for-portfolio, net	1,408,460	1,490,639
Accrued interest receivable	223,848	223,848
Derivative assets	25,131	25,131
Other financial assets	1,544	1,544

Liabilities
Deposits	2,101,048	2,101,056
Consolidated obligations
Bonds	67,440,522	67,697,074
Discount notes	22,123,325	22,126,093
Mandatorily redeemable capital stock	54,827	54,827
Accrued interest payable	146,247	146,247
Derivative liabilities	486,166	486,166
Other financial liabilities	79,749	79,749

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

The FHLBNY reviews its fair value hierarchy classifications on a quarterly basis.  Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities.  These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur.  There were no such transfers during the three and nine months ended September 30, 2012 and 2011.

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

Interest-bearing Deposits, Federal Funds Sold, and Securities purchased under agreements to resell — The FHLBNY determines estimated fair values of certain short-term investments by calculating the present value of expected future cash flows from the investments, a methodology also referred to as the Income approach under the Fair value measurement standards.  The discount rates used in these calculations are the current coupons of investments with similar terms.

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

The FHLBNY’s valuation technique, consistent with the common framework under the Pricing Committee guidelines, incorporates prices from up to four designated third-party pricing services, when available.  The four specialized pricing services use pricing models or quoted prices of securities with similar characteristics.  The valuation techniques used by pricing services employ cash flow generators and option-adjusted spread models.  Pricing spreads used as inputs in the models are based on new issue and secondary market transactions if the securities are traded in sufficient volumes in the secondary market.  These pricing vendors typically employ valuation techniques that incorporate benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing, as may be deemed appropriate for the security.  Significant unobservable inputs used by pricing vendors to determine price were not reasonably available.

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

The Pricing Committee refined its guidelines, effective December 31, 2011, and the FHLBNY also refined its method for estimating the fair values for its investment securities, and the refinement had no material impact on the fair values of the FHLBNY’s investment securities.  The refined methodology introduces the concept of clustering pricing, and to predefine cluster tolerances.  An outlier, under the methodology, is any vendor price that is outside of a defined cluster tolerance.  The outlier is evaluated for reasonableness.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  To be included among the cluster, each price must fall within 10 points of the median price for residential PLMBS and within 3 points of the median price for GSE issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If all prices fall within the cluster, the final price is simply the average of the cluster.  However, if a price falls outside the cluster, additional analysis is required.  If the price that falls outside the cluster tolerance is found to be a better estimate of the fair value, then the selected outlier price will be the final price instead of the average of prices that fit within the appropriate tolerance range.  The cluster methodology provides an additional level of analysis through pre-defined cluster tolerances, and examination of outliers in this manner will further strengthen the FHLBNY’s investment valuation process.

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

The FHLBNY believes such methodologies — valuation comparison, review of changes in valuation parameters, and credit analysis have been designed to identify the effects of the credit crisis, which has tended to reduce the availability of certain observable market pricing or has caused the widening of the bid/offer spread of certain securities.  As of September 30, 2012, four vendor prices were received for a significant percentage of the FHLBNY’s MBS holdings.  Fair values derived from alternative pricing methodologies were not significant.  The remaining MBS were priced utilizing three vendor prices or less.  Substantially all vendor prices fell within specified thresholds.  The relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair values.

Inputs into the pricing models employed by pricing services for the Bank’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.

The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy because of the current lack of significant market activity so that the inputs may not be market based and observable.  At September 30, 2012 and December 31, 2011, all private-label mortgage-backed securities were classified as held-to-maturity and were recorded in the balance sheet at their carrying values.  Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI.  In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.

Held-to-maturity private-label mortgage-backed securities were written down to their fair value at September 30, 2012 and December 31, 2011 as a result of recognition of OTTI, and their carrying values were recorded in the balance sheet at their fair values.  For such securities, the fair values and the securities are classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label mortgage-backed securities.

The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.  Because of the current lack of significant market activity their fair values were categorized within Level 3 of the fair value hierarchy as inputs into their pricing models may not be market based and observable.

Consolidated Obligations.  — The FHLBNY estimates the fair values of consolidated obligations based on the present values of expected future cash flows due on the debt obligations.  Calculations are performed by using the FHLBNY’s industry standard option adjusted valuation models.  Inputs are based on the cost of raising comparable term debt.

The FHLBNY’s internal valuation models use standard valuation techniques and estimate fair values based on the following inputs:

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at September 30, 2012.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10 percent, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

•                  Prepayment assumption (if applicable).

The FHLBNY is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties, which are generally highly rated institutions.  To mitigate this risk, the FHLBNY has entered into master netting agreements with its derivative counterparties.  To further limit the FHLBNY’s net unsecured credit exposure to those counterparties, the FHLBNY has entered into bilateral security agreements with all of its derivatives counterparties that provide for the delivery of collateral at specified levels.  The FHLBNY has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.  Additional information about credit risk associated with derivative transactions is provided in Note 16. Derivatives and Hedging Activities.

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

The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk.  The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly.  The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank and counterparty’s credit ratings.  As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of derivative assets and derivative liabilities in the Statements of Condition at September 30, 2012 and December 31, 2011.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at September 30, 2012 and December 31, 2011, by level within the fair value hierarchy.  The FHLBNY measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands)

	September 30, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$2,509,988	$—	$2,509,988	$—	$—
Equity and bond funds	9,618	9,618	—	—	—
Derivative assets(a)
Interest-rate derivatives	14,953	—	1,086,731	—	(1,071,778)
Mortgage delivery commitments	40	—	40	—	—

Total recurring fair value measurement - assets	$2,534,599	$9,618	$3,596,759	$—	$(1,071,778)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(1,698,122)	$—	$(1,698,122)	$—	$—
Bonds (to the extent FVO is elected) (b)	(14,243,209)	—	(14,243,209)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(465,758)	—	(4,311,098)	—	3,845,340
Mortgage delivery commitments	(540)	—	(540)	—	—

Total recurring fair value measurement - liabilities	$(16,407,629)	$—	$(20,252,969)	$—	$3,845,340

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,133,469	$—	$3,133,469	$—	$—
Equity and bond funds	9,167	9,167	—	—	—
Derivative assets(a)
Interest-rate derivatives	24,861	—	1,162,634	—	(1,137,773)
Mortgage delivery commitments	270	—	270	—	—

Total recurring fair value measurement - assets	$3,167,767	$9,167	$4,296,373	$—	$(1,137,773)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,920,855)	$—	$(4,920,855)	$—	$—
Bonds (to the extent FVO is elected) (b)	(12,542,603)	—	(12,542,603)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(486,166)	—	(4,221,882)	—	3,735,716

Total recurring fair value measurement - liabilities	$(17,949,624)	$—	$(21,685,340)	$—	$3,735,716

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Nonrecurring Basis

	September 30, 2012
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
RMBS-Prime	$7,432	$—	$—	$7,432
Total non-recurring assets at fair value	$7,432	$—	$—	$7,432

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Held-to-maturity securities
RMBS-Prime	$14,609	$—	$—	$14,609
Home equity loans	5,669	—	—	5,669
Total non-recurring assets at fair value	$20,278	$—	$—	$20,278

Fair values were developed by pricing vendors and reviewed by the FHLBNY.  Our review methodology is summarized in this note under “Summary of Valuation Techniques and Primary Inputs. Also, see Note 5. Held-to-maturity Securities that contains a table with price inputs and ranges of prices received from pricing vendors for securities deemed OTTI.

Fair Value Option Disclosures

The following table summarizes the activity related to financial instruments for which the Bank elected the fair value option (in thousands):

	Three months ended September 30,
	2012	2011	2012	2011
	Bonds		Discount Notes
Balance, beginning of the period	$(20,233,312)	$(9,452,247)	$(1,595,484)	$(736,746)
New transactions elected for fair value option	—	(8,450,000)	(300,507)	(3,386,076)
Maturities and terminations	6,000,000	3,565,000	199,874	—
Net (losses) gains on financial instruments held under fair value option	(8,331)	(3,800)	(1,068)	(1,373)
Change in accrued interest/unaccreted balance	(1,566)	(79)	(937)	(1,159)

Balance, end of the period	$(14,243,209)	$(14,341,126)	$(1,698,122)	$(4,125,354)

	Nine months ended September 30,
	2012	2011	2012	2011
	Bonds		Discount Notes

Balance, beginning of the period	$(12,542,603)	$(14,281,463)	$(4,920,855)	$(956,338)
New transactions elected for fair value option	(18,793,000)	(25,095,000)	(1,895,772)	(4,022,558)
Maturities and terminations	17,095,000	25,041,000	5,117,046	853,397
Net (losses) gains on financial instruments held under fair value option	(63)	(9,753)	(32)	(821)
Change in accrued interest/unaccreted balance	(2,543)	4,090	1,491	966

Balance, end of the period	$(14,243,209)	$(14,341,126)	$(1,698,122)	$(4,125,354)

The following table presents the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30,
	2012			2011
	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(9,818)	$(8,331)	$(18,149)	$(8,093)	$(3,800)	$(11,893)
Consolidated obligations-discount notes	(1,061)	(1,068)	(2,129)	(1,159)	(1,373)	(2,532)

	$(10,879)	$(9,399)	$(20,278)	$(9,252)	$(5,173)	$(14,425)

	Nine months ended September 30,
	2012			2011
	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gain(Loss) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(24,424)	$(63)	$(24,487)	$(30,732)	$(9,753)	$(40,485)
Consolidated obligations-discount notes	(2,404)	(32)	(2,436)	(2,577)	(821)	(3,398)

	$(26,828)	$(95)	$(26,923)	$(33,309)	$(10,574)	$(43,883)

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	September 30, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligations-bonds (a)	$14,228,000	$14,243,209	$15,209
Consolidated obligations-discount notes (b)	1,695,898	1,698,122	2,224
	$15,923,898	$15,941,331	$17,433

	December 31, 2011
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligations-bonds (a)	$12,530,000	$12,542,603	$12,603
Consolidated obligations-discount notes (b)	4,917,172	4,920,855	3,683
	$17,447,172	$17,463,458	$16,286

(a)

Fair values of fixed-rate bonds at September 30, 2012 were in unrealized loss positions primarily due to increase in debt elected under the FVO. The Bank has continued to elect the FVO for short-term callable bonds because management is not able to assert with confidence that the hedges will remain highly effective through the maturity of the bonds.

(b)

The FHLBNY elected fewer discount notes under the FVO designation in the first three quarters of 2012 compared to December 31, 2011. Thus far in 2012, the interest rate environment has been less volatile relative to 2011, and the Bank has successfully hedged discount notes under qualifying fair value hedges, and relying less on electing the FVO to economically hedge discount notes.

Note 18.                                                   Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at September 30, 2012 and December 31, 2011.  The par amount of the twelve FHLBanks’ outstanding consolidated obligations was approximately $0.7 trillion at September 30, 2012 and December 31, 2011.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were approximately $6.7 billion and $2.8 billion as of September 30, 2012 and December 31, 2011, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of September 30, 2012 and December 31, 2011.

MPF Program — Under the MPF program, the Bank was unconditionally obligated to purchase $66.7 million and $31.2 million of mortgage loans at September 30, 2012 and December 31, 2011.  Commitments are generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $796.1 million and $884.1 million as of September 30, 2012 and December 31, 2011.

Future benefit payments — Future benefit payments for the BEP and the postretirement health benefit plan are not considered significant.  The Bank expects to fund $0.7 million over the next 12 months towards the Defined Benefit Plan, a non-contributory pension plan.

Derivative contracts — The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $2.8 billion and $2.6 billion in cash with derivative counterparties as pledged collateral at September 30, 2012 and December 31, 2011, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 16. Derivatives and Hedging Activities.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $0.8 million for three months ended September 30, 2012 and 2011.  For the nine months ended September 30, 2012 and the same period in 2011, the FHLBNY charged to operating expenses net rental costs of approximately $2.5 million.  Lease agreements for FHLBNY premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Such increases are not expected to have a material effect on the FHLBNY’s results of operations or financial condition.

The following table summarizes contractual obligations and contingencies as of September 30, 2012 (in thousands):

	September 30, 2012
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$41,000,480	$15,748,745	$2,994,580	$4,311,510	$64,055,315
Mandatorily redeemable capital stock (a)	2,502	514	5,011	12,467	20,494
Premises (lease obligations) (b)	3,224	4,748	4,479	—	12,451

Total contractual obligations	41,006,206	15,754,007	3,004,070	4,323,977	64,088,260

Other commitments
Standby letters of credit	6,386,618	230,346	34,270	3,861	6,655,095
Consolidated obligations-bonds/discount notes traded not settled	1,030,500	—	—	—	1,030,500
Commitments to fund additional advances	10,000	—	—	—	10,000
Commitments to fund pension (c)	700	—	—	—	700
Open delivery commitments (MPF)	66,722	—	—	—	66,722

Total other commitments	7,494,540	230,346	34,270	3,861	7,763,017

Total obligations and commitments	$48,500,746	$15,984,353	$3,038,340	$4,327,838	$71,851,277

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

Impact of the bankruptcy of Lehman Brothers

On September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”) and a guarantor of LBSF’s obligations, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF filed for protection under Chapter 11 in the same court on October 3, 2008. A Chapter 11 plan was confirmed in their bankruptcy cases by order of the Bankruptcy Court dated December 6, 2011 (the “Plan”).  The Plan became effective on March 6, 2012.

LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement with a total notional amount of $16.5 billion at the time of termination of the Bank’s derivative transactions with LBSF. The net amount that was due to the Bank after giving effect to obligations that were due LBSF was approximately $65 million. The Bank filed timely proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings. The Bank fully reserved the LBSF and LBHI receivables as the dispute with LBSF described below make the timing and the amount of any recoveries uncertain.

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

Debt Assumptions and Transfers

Debt assumptions - The Bank did not assume debt from another FHLBank in the first three quarters of 2012 and 2011.

Debt transfers - There were no debt transfers to another FHLBank for the three months ended September 30, 2012 and the same period in 2011.  No bonds were transferred by the FHLBNY to another FHLBank in the nine months ended September 30, 2012.  In the nine months ended September 30, 2011, the Bank transferred $150.0 million to another FHLBank at negotiated market rates that exceeded book cost by $17.3 million, which amount was charged to earnings in that period.

When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Transactions are at market rates.  The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at September 30, 2012 was $50.9 million (December 31, 2011 was $62.9 million) from inception of the program through mid-2004.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  Fees paid to the FHLBank of Chicago were $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011. Fees paid to the FHLBank of Chicago were $0.6 million and $0.4 million for the nine months ended September 30, 2012 and 2011.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

Notional amounts of $265.0 million and $275.0 million of interest rate swaps outstanding at September 30, 2012 and December 31, 2011, represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members with an offsetting purchased contracts with unrelated derivatives dealers.  Net fair value exposures of these transactions at September 30, 2012 and December 31, 2011 were not significant.  The intermediated derivative transactions were fully collateralized.

Loans to Other Federal Home Loan Banks

In the nine months ended September 30, 2012 and 2011, the FHLBNY extended $950.0 million and $300.0 million to another FHLBank.  Total loans of $300.0 million were made to other FHLBanks during the three months ended September 30, 2012 and $200.0 million was made for the same period in 2011.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  There was no borrowing from other FHLBanks during the three months ended September 30, 2012 and 2011.  For the nine months ended September 30, 2012, the FHLBNY borrowed one overnight loan for a total of $50.0 million from a FHLBank, and there was no borrowing from other FHLBanks for the same period in 2011.  In the nine months ended September 30, 2012, such borrowings averaged $0.2 million, and interest expense for such borrowings was not significant in any period in this report.

The following tables summarize outstanding balances with related parties at September 30, 2012 and December 31, 2011, and transactions for the three and nine months ended September 30, 2012 and the same periods in 2011 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2012		December 31, 2011
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$2,900,615	$—	$10,877,790
Securities purchased under agreements to resell	—	200,000	—	—
Federal funds sold	—	9,946,000	—	970,000
Available-for-sale securities	—	2,519,606	—	3,142,636
Held-to-maturity securities	—	—
Long-term securities	—	11,674,668	—	10,123,805
Advances	77,864,259	—	70,863,777	—
Mortgage loans (a)	—	1,747,724	—	1,408,460
Accrued interest receivable	207,288	30,742	195,700	28,148
Premises, software, and equipment	—	12,377	—	13,487
Derivative assets (b)	—	14,993	—	25,131
Other assets (c)	282	11,523	193	13,213

Total assets	$78,071,829	$29,058,248	$71,059,670	$26,602,670

Liabilities and capital
Deposits	$1,806,099	$—	$2,101,048	$—
Consolidated obligations	—	98,853,659	—	89,563,847
Mandatorily redeemable capital stock	20,494	—	54,827	—
Accrued interest payable	22	168,792	8	146,239
Affordable Housing Program (d)	135,755	—	127,454	—
Derivative liabilities (b)	—	466,298	—	486,166
Other liabilities (e)	80,875	70,743	69,555	66,785

Total liabilities	$2,043,245	$99,559,492	$2,352,892	$90,263,037

Total capital	5,527,340	—	5,046,411	—

Total liabilities and capital	$7,570,585	$99,559,492	$7,399,303	$90,263,037

(a)	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.
(b)

Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty were at market terms and in the ordinary course of the FHLBNY’s business — At September 30, 2012, notional amounts outstanding were $3.1 billion; net fair value after posting $62.7 million cash collateral was a net derivative liability of $25.5 million. At December 31, 2011, notional amounts outstanding were $3.9 billion; net fair value after posting $49.5 million cash collateral was a net derivative liability of $38.0 million. Citibank, N.A., became a member in the second quarter of 2011. The swap interest rate exchanges with Citibank, N.A., resulted in interest expense of $5.3 million and $16.0 million in the three and nine months ended September 30, 2012. Also, includes insignificant fair values due to intermediation activities on behalf of other members.

(c)	Includes insignificant amounts of miscellaneous assets that are considered related party.
(d)	Represents funds not yet disbursed to eligible programs.
(e)	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party: Income and Expense transactions

	Three months ended
	September 30, 2012		September 30, 2011
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$103,274	$—	$85,440	$—
Interest-bearing deposits (a)	—	971	—	700
Securities purchased under agreements to resell	—	54	—	—
Federal funds sold	—	4,218	—	1,547
Available-for-sale securities	—	5,731	—	7,045
Held-to-maturity securities
Long-term securities	—	68,309	—	70,021
Mortgage loans held-for-portfolio (b)	—	16,461	—	15,832
Loans to other FHLBanks	1	—	1	—

Total interest income	$103,275	$95,744	$85,441	$95,145

Interest expense
Consolidated obligations	$—	$111,109	$—	$103,578
Deposits	150	—	240	—
Mandatorily redeemable capital stock	398	—	660	—
Cash collateral held and other borrowings	—	4	—	25

Total interest expense	$548	$111,113	$900	$103,603

Service fees and other	$2,669	$—	$1,579	$—

	Nine months ended
	September 30, 2012		September 30, 2011
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$316,774	$—	$359,640	$—
Interest-bearing deposits (a)	—	2,593	—	2,221
Securities purchased under agreements to resell	—	54	—	—
Federal funds sold	—	11,021	—	5,694
Available-for-sale securities	—	18,503	—	23,205
Held-to-maturity securities
Long-term securities	—	207,244	—	210,352
Mortgage loans held-for-portfolio (b)	—	48,626	—	47,160
Loans to other FHLBanks	3	—	1	—

Total interest income	$316,777	$288,041	$359,641	$288,632

Interest expense
Consolidated obligations	$—	$331,282	$—	$335,479
Deposits	572	—	1,068	—
Mandatorily redeemable capital stock	1,572	—	1,873	—
Cash collateral held and other borrowings	—	28	—	56

Total interest expense	$2,144	$331,310	$2,941	$335,535

Service fees and other	$6,983	$—	$4,314	$—

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

The top ten advance holders at September 30, 2012, December 31, 2011 and September 30, 2011 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2012
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months

Metropolitan Life Insurance Company	New York	NY	$13,547,000	18.33%	$75,420	$217,271
Citibank, N.A.	New York	NY	13,245,000	17.92	16,343	20,165
New York Community Bank*	Westbury	NY	8,243,146	11.15	75,830	227,135
Hudson City Savings Bank, FSB*	Paramus	NJ	6,775,000	9.17	75,280	228,924
Astoria Federal Savings and Loan Assn.	Lake Success	NY	3,133,000	4.24	15,979	47,148
The Prudential Insurance Co. of America	Newark	NJ	2,424,000	3.28	12,397	37,812
Investors Bank	Short Hills	NJ	2,311,000	3.13	14,576	43,415
Valley National Bank	Wayne	NJ	2,226,500	3.01	20,983	62,622
Banco Popular de Puerto Rico	San Juan	PR	1,707,500	2.31	5,834	16,500
First Niagara Bank, National Association	Buffalo	NY	1,380,800	1.87	1,020	9,057
Total			$54,992,946	74.41%	$313,662	$910,049

*  At September 30, 2012, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2011
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Metropolitan Life Insurance Company	New York	NY	$11,655,000	17.40%	$266,792
Hudson City Savings Bank, FSB*	Paramus	NJ	8,925,000	13.32	520,044
New York Community Bank*	Westbury	NY	8,755,154	13.07	304,289
MetLife Bank, N.A.	Convent Station	NJ	4,764,500	7.11	95,740
The Prudential Insurance Co. of America	Newark	NJ	2,424,000	3.62	57,154
Investors Bank	Short Hills	NJ	2,115,486	3.16	53,984
Valley National Bank	Wayne	NJ	2,103,500	3.14	90,261
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,043,000	3.05	71,909
First Niagara Bank, National Association	Buffalo	NY	1,667,072	2.49	16,626
New York Life Insurance Company	New York	NY	1,500,000	2.24	14,497
Total			$45,952,712	68.60%	$1,491,296

* At December 31, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

	September 30, 2011
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three months	Nine months

Hudson City Savings Bank, FSB*	Paramus	NJ	$13,725,000	19.87%	$124,938	$405,413
Metropolitan Life Insurance Company	New York	NY	11,780,000	17.06	66,990	201,027
New York Community Bank*	Westbury	NY	7,693,157	11.14	76,937	228,261
MetLife Bank, N.A.	Convent Station	NJ	4,589,500	6.65	25,911	70,173
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.62	14,088	43,064
Valley National Bank	Wayne	NJ	2,104,500	3.05	22,187	68,373
Investors Bank	Short Hills	NJ	2,101,993	3.04	14,861	39,500
Astoria Federal Savings and Loan Assn.	Lake Success	NY	1,944,000	2.81	17,803	55,313
New York Life Insurance Company	New York	NY	1,500,000	2.17	3,800	10,701
Doral Bank	San Juan	PR	1,391,420	2.01	6,464	24,479
Total			$49,329,570	71.42%	$373,979	$1,146,304

* At September 30, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of September 30, 2012 and December 31, 2011 (shares in thousands):

		Number	Percent
	September 30, 2012	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	9,695	19.82%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,363	15.05
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,314	8.82
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,902	7.98

		25,274	51.67%

		Number	Percent
	December 31, 2011	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,579	14.47%
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	5,106	11.23
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,546	10.00
Citibank, N.A.	399 Park Avenue, New York, NY 10043	3,647	8.02
MetLife Bank, N.A.	334 Madison Avenue, Convent Station, NJ 07961	2,343	5.16

		22,221	48.88%

* At September 30, 2012 and December 31, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

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

The FHLBNY has evaluated subsequent events through the filing date of this report and no significant subsequent events were identified other than those described below:

On October 29, and 30, 2012, Hurricane Sandy swept through New Jersey and New York, in the FHLBNY’s membership district, causing severe disruption and damage in the region to homes and businesses throughout the hurricane’s path. The FHLBNY considers the impact of Hurricane Sandy as a nonrecognized subsequent event.  We are assessing the impact of this event on the Bank’s business. An estimate of its financial effect on the Bank, if any, will be made after we complete the assessment.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1 — 1.16	Result of Operations	57 - 67
2.1 — 2.2	Assessments	68
3.1 — 3.3	Financial Condition	69 - 70
4.1 — 4.10	Advances	71 - 75
5.1 — 5.13	Investments	76 - 82
6.1 — 6.6	Mortgage Loans	83 - 84
7.1 — 7.11	Consolidated Obligations	87 - 91
8.1 — 8.3	Capital	91 - 92
9.1 — 9.7	Derivatives	93 - 96
10.1 - 10.6	Liquidity	97 - 99

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

Financial performance of the Federal Home Loan Bank of New York

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions, except per share data)	2012	2011	Change	2012	2011	Change

Net interest income before provision for credit losses	$87	$76	$11	$271	$310	$(39)
Provision for credit losses on mortgage loans	—	1	(1)	1	3	(2)

Net OTTI impairment losses	—	(1)	1	(2)	(2)	—
Other non-interest income (loss)	33	(13)	46	109	1	108
Total other income (loss)	33	(14)	47	107	(1)	108
Operating expenses	6	7	(1)	20	22	(2)
Compensation and benefits	13	12	1	40	65	(25)
Net income	$88	$36	$52	$277	$160	$117
Earnings per share	$1.81	$0.77	$1.04	$5.99	$3.60	$2.39
Dividend per share	$1.12	$1.12	$—	$3.50	$3.69	$(0.19)

2012 Third Quarter Highlights

Results of Operations

We reported 2012 third quarter Net income of $88.4 million, or $1.81 per share, compared with Net income of $35.7 million, or $0.77 per share in the same period in the previous year.  The return on average equity, which is Net income divided by average Capital stock, Retained earnings (unrestricted and restricted), and Accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), was 6.42% in the 2012 third quarter compared to 2.72% in the same period in 2011.

Net interest income was $87.4 million in the 2012 third quarter, up from $76.1 million in the 2011 period, and was primarily from the increase in reported interest income from advances.  The impact of a lower interest rate environment in 2012 drove down yields from advances.  In a declining interest rate environment in 2012, coupons on floating rate advances declined, and maturing short-term fixed-rate advances were replaced by lower yielding advances. At the same time, interest rate swap payments to swap counterparties declined significantly as new fixed-rate advances settled at lower coupons, reduced our obligation to pay fixed-rate cash flows to swap counterparties.  The 3-month LIBOR, which is the swap counterparties’ obligation to us, also declined but not as significantly.  See Table 1.7 for more information about the impact of interest rate swaps on reported interest income and expense.

With stability in the market pricing of our PLMBS and improvement in their credit performance parameters, cash flow analysis of all PLMBS bonds were projecting insignificant future credit losses.  OTTI charge was only $0.6 million for the 2012 third quarter, compared to $1.1 million in the same period in 2011.

Derivative and hedging gains in the 2012 third quarter reported in Other income was $45.1 million, which included a gain of $30.1 million due to accounting amortization of fair value basis adjustments of modified derivatives in parallel with the modification of hedged advances.  Absent the amortization, derivative and hedging activities contributed a fair value gain of $15.0 million in the 2012 third quarter, in contrast to a loss of $8.6 million in the comparable period in 2011 and on an equivalent basis.  In the 2011 third quarter, the accounting amortization was a gain of $26.7 million.  We hedge almost all of our long-term fixed-rate advances and consolidated obligation liabilities with the use of interest rate swaps, and we expect to record gains and losses in earnings from our hedging activities.  Such gains and losses are generally unrealized and caused by changes in the fair values of interest rate swaps that may not be fully offset by changes in the fair values of hedged advances and consolidated obligation liabilities, resulting in inter-period volatility, which would accumulate to zero, if hedges are held to maturity, which is our intent.

Consolidated obligation debt elected under the Fair Value Option reported fair value losses of $9.4 million in the third quarter of 2012 inversely with the decrease in market yields of equivalent FHLBank debt.  Lower market coupons for FHLBank debt results in fair values losses of FVO debt that had been issued at relatively higher coupons.  Fair value losses of $5.2 million were recorded in the same quarter in 2011.  Fair value gains and losses are unrealized and will reverse over time if the bonds elected under the FVO are held to their maturity.  Typically, such debt is short-term, typically all under 2 years, and we expect to hold them to maturity or to their call dates.

In the 2012 period, our debt buy-back activity resulted in a charge to earnings of $4.5 million.  No debt was extinguished in the comparable quarter in 2011.  Typically, debt buy-back is executed to re-align balance sheet liabilities following member initiated advance prepayments.

Operating expenses, Compensation and benefits expenses, and our share of payments to the FHFA and the Office of Finance were in aggregate $22.0 million in the 2012 third quarter, almost unchanged from $22.3 million in the same period in 2011.  In the first nine months, Operating expenses were slightly lower in the 2012 period.  Compensation and benefit expenses were also lower in the 2012 period in the absence of a onetime payment to our qualified pension plan in 2011 to improve its funding status.

Net income for the first nine months of 2012 was $276.9 million, or $5.99 per share, compared with $160.0 million, or $3.60 per share in the same period in 2011.  The return on average equity was 7.09% in the first nine months of 2012, compared with 4.24% in the same period in 2011.  The increase in Net income in the 2012 period was largely the result of lower Compensation and benefit expenses, lower debt buy-back charge-offs due to a reduced debt buy-back program, and the absence of the 20% assessment payable to REFCORP.

Three cash dividends were paid to stockholders in the nine months ended September 30, 2012 -  $1.26 per share of capital stock (annualized rate 5.00%) paid on February 17, 2012, $1.12 per share of capital stock (annualized rate of 4.50%) paid on May 18, 2012, and $1.12 per share of capital stock (annualized rate of 4.50%) paid on August 17, 2012.  Dividends are payable from Unrestricted retained earnings, and cannot be paid out of Restricted retained earnings.

Financial Condition

Net cash generated from operating activities were in excess of Net income in the first three quarters of 2012 and 2011.  Our liquidity positions remained in compliance with all regulatory requirements, and we do not foresee any adverse changes.  We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.

Our capital remains strong.  At September 30, 2012, actual risk-based capital was $5.8 billion, compared to required risk-based capital of $0.6 billion.  To support $107.1 billion of total assets at September 30, 2012, the required minimum regulatory capital was $4.3 billion, or 4.0 percent of assets.  Our actual regulatory capital was $5.8 billion, exceeding required capital by $1.5 billion.  Regulatory capital-to-asset ratio was 5.37 percent or 1.37 percent more than the 4.00 percent regulatory minimum.  We have prudently increased retained earnings through the period of credit turmoil.  Total retained earnings at September 30, 2012 has grown to $864.8 million, which included $79.4 million of reserves set aside as Restricted retained earnings.  Losses in Accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), a component of shareholders’ equity was $207.8 million.  The primary component of the loss was due to adverse changes in fair values of $1.1 billion of interest rate swaps designated as hedges of discount notes that hedged the variability of 91-day discount notes issued in sequence for periods up to 15 years.  With this hedge strategy, the variability in discount note expense is synthetically changed to predictable fixed cash flows over the hedge periods, thereby achieving hedge objectives.  Fair value losses are unrealized and will sum to zero if the hedges are effective and held to their contractual maturities.

The AOCL also included $13.2 million due to realized losses from terminated swaps in cash flow hedge strategy associated with hedges of anticipated issuance of debt.  Amounts recorded in AOCL are being reclassified as an interest expense over the terms of the hedged bonds.  The expense is considered as a yield adjustment to the fixed coupons of the debt.

Total assets were $107.1 billion at September 30, 2012, up from $97.7 billion at December 31, 2011.  Principal amounts of Advances to member banks increased to $73.9 billion at September 30, 2012, benefitting from short- and medium-term borrowings by one large member in the 2012 second quarter.  The comparable advances outstanding at December 31, 2011 were $67.0 billion.

Aside from advances, our primary earning assets are investment portfolios, primarily comprised of MBS issued by GSEs.  Investments in MBS totaled $13.4 billion, or 12.5% of total assets at September 30, 2012, compared to $12.5 billion, or 12.8% of total assets at December 31, 2011.  GSE- and agency-issued MBS were 96.0% of aggregate investments in MBS at September 30, 2012, compared to 94.8% at December 31, 2011.  Investments in housing finance agency bonds totaled $747.2 million at September 30, 2012, compared to $780.0 million at December 31, 2011.

We continue to report our on-going analysis of the impact to our business of S&P’s decision last year to lower our long-term credit rating from AAA to AA+.  Moody’s has maintained our credit rating at AAA.  Both rating agencies also lowered their outlook to negative.  The pricing performance of the short- and intermediate-term FHLBank debt has remained stable and we have been able to issue debt to fund our balance sheet needs.  We remain optimistic, but we cannot predict the long-term impact, if any, upon our funding costs or our ability to access the capital markets.  The downgrade required us to post additional cash collateral starting in August 2011 under the provisions of certain credit support agreements with derivative counterparties because of the downgrade.  However, credit support agreements with other derivative counterparties were not impacted because those agreements stipulate that so long, as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  In summary, the increased collateral posting was easily dealt with and did not impact our liquidity in any significant manner.  There were no other significant contracts or covenants for any credit facility or other agreement that were impacted by the downgrade.  We have substantial investments in mortgage-backed securities issued by other GSEs and a U.S. agency.  The pricing of our portfolios of GSE securities has been stable and was substantially in net unrealized fair value gain positions at September 30, 2012, and the rating downgrade from AAA to AA+ has had no impact on the perceived creditworthiness of instruments issued, insured or guaranteed by institutions linked to the U.S. government.  That perception could change, and pricing of MBS issued by the institutions could be correspondingly affected in future periods.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Net Income for the first nine months has exceeded the $244.5 million earned for full year 2011 period.  Outlook beyond 2012 is for lower earnings in 2013 relative to 2012.  We expect long-term asset yields to remain low, and we also do not expect yields from short-term assets to rise, given the possibility of further accommodation from the FRB to lower interest rates.  If the forward yield curve flattens further in 2013, opportunities to invest in high-quality assets and earn a reasonable spread will be limited, constraining earnings.  Our primary earning assets, advances and investments in MBS may yield lower interest margins in a low interest rate environment.  The FOMC decided in August 2012 to increase policy accommodation by purchasing additional agency mortgage-backed securities at least through December 31, 2012, and longer if the outlook for the “labor market” did not improve. We believe this could result in MBS pricing that may not meet our risk-reward MBS acquisition criteria, which may impact future earnings.  The swap curve, an important indicator for us, has continued to decline, relative to December 31, 2011, with short- and medium-term interest rates a little lower at September 30, 2012, while longer-term swap rates have declined by about 20 basis points.  We believe that swap rates will remain at existing levels or a little lower, and assuming that credit conditions in Europe do not improve, the opportunities for investing cash in liquid investments and yielding an acceptable risk-reward relationship will be limited.

Pending merger - On August 27, 2012, Hudson City Bancorp, Inc. (“Hudson City Bancorp”), entered into an Agreement and Plan of Merger (“Merger Agreement”) with M&T Bank Corporation and Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation.  The Merger Agreement provides that Hudson City Bancorp will merge with and into WTC, with WTC continuing as the surviving entity.  The Merger Agreement also provides that, immediately following the consummation of the aforementioned merger, FHLBNY member Hudson City Savings Bank, a wholly owned subsidiary of Hudson City Bancorp, will merge with and into FHLBNY member Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned subsidiary of M&T Bank Corporation, with M&T Bank continuing as the surviving bank.  The Merger Agreement is subject to, among other items, shareholder and regulatory approvals.  The parties currently anticipate that the closing of the merger transactions will take place in the second quarter of 2013.  At September 30, 2012, total advances borrowed by Hudson City Savings Bank were $6.8 billion, or 9.2% of total advances of the FHLBNY.  Interest income earned from Hudson City Bancorp in the nine months ended September 30, 2012 was $228.9 million.  The parties have indicated their intention to pay off these advances upon the closing of the merger transactions.  For more information about transactions with Hudson City Bancorp, see Note 20.  Segment information and Concentration.  We do not expect the merger to have a significant adverse impact on our financial position, cash flows or earnings.  When advances are early terminated by Hudson City, we expect to receive prepayment fees that will make us economically whole.  However, prepayments may cause a decline in our book of business if the terminated advances are not replaced by new borrowings by other members.  A lower volume of advances, which is the primary focus of our business, could result in lower net interest income and impact earnings in future periods.

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

Earnings — The Federal Reserve Bank’s pledge to maintain near-zero short-term interest rates through late 2014, and the impact of a flatter yield curve, taken together have compressed yields, substantially reducing the opportunity cost of holding cash.  As existing high-yielding fixed-rate MBS and some intermediate-term advances continue to pay down, mature or be prepaid, it is unlikely they will be replaced by equivalent high-yielding assets due to the prevailing low interest rates.  This will tend to lower the overall yield on total assets.  Amid a continuing weak economy and a particularly weak housing market, we do not expect advance demand from existing members to grow.  Last year, a large money-center bank with significant borrowing potential became a member.  In the 2012 second quarter the member’s intermediate-term borrowing benefitted our advance business.  We are unable to predict if that member’s borrowing will increase, or if the borrowings will be renewed at maturity.

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

Sovereign credit rating of the United States and impact on the FHLBanks — Last year, on August 5, 2011, Standard & Poor’s Rating Services (“S&P”) lowered its long-term sovereign credit rating on the U.S. to AA+ from AAA.  S&P’s outlook on the long-term rating is negative.  At the same time, S&P affirmed the A-1+ short-term rating on the U.S.  On August 8, 2011, S&P also lowered the long-term rating of the senior unsecured debt issues of the Federal Home Loan Bank System, and 10 of the 12 Federal Home Loan Banks from AAA to AA+.  Two FHLBanks were already rated AA+.  S&P also revised its rating outlook of the debt to negative.  A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years.

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

Credit ratings of major banks downgraded — In June 2012, rating agencies cut their ratings on certain banking institutions in the United States and Europe.  The lower ratings have the potential to raise the cost of capital for these institutions, and some of them may have already been experiencing higher funding costs after being put on credit watch prior to the downgrades.  Many of the counterparties to these firms assumed the worst case downgrade scenario would happen and adjusted their credit requirements accordingly, either in terms of requiring additional collateral or imposing maturity restrictions.  However, the rating action in June 2012 did lift some uncertainty and allowed the market to interact with more confidence toward these organizations.  The downgrades may be a positive development for the FHLBanks by reducing the pool of higher-rated investments available to investors and increasing the demand for our debt.

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

•                  Federal Reserve (“Fed”) - “Operation Twist” — At the September 2012 meeting, the Federal Open Market Committee (“FOMC”) also extended its guidance that “the federal funds rate will remain near current levels” from “late 2014” to “at least mid 2015”.  Furthermore, the Fed statement indicated that unless the outlook for the labor market improves markedly, additional accommodation will be forthcoming.  Finally, the FOMC was very clear that any monetary policy accommodation or asset purchases would continue “for a considerable time after the economic recovery strengthens.” With this last statement, the Fed has now assured the market that all monetary and nontraditional support will not be removed immediately upon the emergence of economic growth or inflationary pressures.

•                  SEC’s Rule 2a-7 reforms — In our second quarter Form 10Q, we had discussed the impending SEC proposals for a second round of revisions to Rule 2a-7 that would impact the money fund industry.  Specifics of the proposed reforms had not been released.  We also reported that such a reform could affect the FHLBank system debt, which is the second largest borrower from taxable money funds, after the U.S. Treasury.  The SEC has now acknowledged insufficient support for stricter regulations on money market mutual funds.  We believe the effort to impose additional reforms will likely move to the Federal Reserve under the Financial Stability Oversight Council (FSOC), a panel of regulators created by the Dodd-Frank Act.

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

Hurricane Sandy - On October 29, and 30, 2012, Hurricane Sandy swept through New Jersey and New York, in the FHLBNY’s membership district, causing severe disruption and damage in the region to homes and businesses throughout the hurricane’s path. We are assessing the impact of this event on the Bank’s business. An estimate of its financial effect on the Bank, if any, will be made after we complete the assessment.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2012	2012	2012	2011	2011

Investments (a)	$24,340	$21,976	$21,450	$14,236	$17,130
Advances	77,864	77,610	72,093	70,864	73,779
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	1,748	1,628	1,482	1,408	1,357
Total assets	107,130	102,394	95,704	97,662	97,334
Deposits and borrowings	1,806	1,723	3,499	2,101	2,521
Consolidated obligations, net
Bonds	65,136	72,964	61,530	67,441	66,281
Discount notes	33,718	21,331	24,514	22,123	22,539
Total consolidated obligations	98,854	94,295	86,044	89,564	88,820
Mandatorily redeemable capital stock	20	42	43	55	58
AHP liability	136	132	131	127	130
Capital
Capital stock	4,870	4,888	4,582	4,491	4,572
Retained earnings
Unrestricted	786	765	746	722	700
Restricted	79	62	45	24	8
Total retained earnings	865	827	791	746	708
Accumulated other comprehensive income (loss)	(208)	(203)	(170)	(191)	(184)
Total capital	5,527	5,512	5,203	5,046	5,096
Equity to asset ratio (c)	5.16%	5.38%	5.44%	5.17%	5.24%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2012	2012	2012	2011	2011	2012	2011

Investments (a)	$26,733	$25,956	$23,813	$21,006	$21,566	$25,505	$20,311
Advances	77,309	70,532	69,836	73,147	74,524	72,576	75,895
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,690	1,566	1,434	1,378	1,326	1,564	1,293
Total assets	108,839	100,989	98,340	101,488	101,515	102,745	100,716
Interest-bearing deposits and other borrowings	1,745	2,197	3,090	2,209	2,325	2,342	2,332
Consolidated obligations, net
Bonds	68,472	66,079	62,678	67,493	65,770	65,754	68,208
Discount notes	29,474	24,016	23,938	22,191	24,050	25,822	21,190
Total consolidated obligations	97,946	90,095	86,616	89,684	89,820	91,576	89,398
Mandatorily redeemable capital stock	35	42	49	58	58	42	59
AHP liability	133	130	127	127	131	130	134
REFCORP liability	—	—	—	—	2	—	7
Capital
Capital stock	4,858	4,561	4,455	4,554	4,623	4,625	4,449
Retained earnings
Unrestricted	766	739	720	702	710	742	709
Restricted	68	49	31	14	4	49	1
Total retained earnings	834	788	751	716	714	791	710
Accumulated other comprehensive income (loss)	(212)	(191)	(192)	(174)	(135)	(198)	(114)
Total capital	5,480	5,158	5,014	5,096	5,202	5,218	5,045

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Nine months ended
(except earnings and dividends per	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
share, and headcount)	2012	2012	2012	2011	2011	2012	2011
Net income	$88	$86	$102	$85	$36	$277	$160
Net interest income (d)	87	92	92	132	76	271	310
Dividends paid in cash (e)	51	50	57	46	49	158	164
AHP expense	10	10	11	9	4	31	18
REFCORP expense	—	—	—	—	—	—	31
Return on average equity (f)(g)	6.42%	6.75%	8.17%	6.58%	2.72%	7.09%	4.24%
Return on average assets (g)	0.32%	0.34%	0.42%	0.33%	0.14%	0.36%	0.21%
Net OTTI impairment losses	—	(1)	(1)	(5)	(1)	(2)	(1)
Other non-interest income (loss)	33	28	48	(7)	(13)	109	(1)
Total other income (loss)	33	27	47	(12)	(14)	107	(2)
Operating expenses (h)	19	20	21	22	19	60	87
Finance Agency and Office of Finance expenses	3	3	4	4	3	10	9
Total other expenses	22	23	25	26	22	70	96
Operating expenses ratio (i)(g)	0.07%	0.08%	0.09%	0.08%	0.07%	0.08%	0.12%
Earnings per share	$1.81	$1.89	$2.29	$1.86	$0.77	$5.99	$3.60
Dividend per share	$1.12	$1.12	$1.26	$1.01	$1.12	$3.50	$3.69
Headcount (Full/part time)	276	282	275	276	276	276	276

(a)

Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, Federal funds, loans to other FHLBanks, and other interest bearing deposits.

(b)

Allowances for credit losses were $6.9 million, $6.9 million, $7.3 million, $6.8 million, and $6.7 million at the periods ended September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended September 30, 2012 and 2011.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 in this Form 10-Q and in the Bank’s most recent Form 10-K filed on March 23, 2012.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:             Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Total interest income	$199,019	$180,586	$604,818	$648,273
Total interest expense	111,661	104,503	333,454	338,476
Net interest income before provision for credit losses	87,358	76,083	271,364	309,797
Provision for credit losses on mortgage loans	234	765	893	2,967
Net interest income after provision for credit losses	87,124	75,318	270,471	306,830
Total other income (loss)	33,236	(13,703)	107,887	(1,188)
Total other expenses	22,049	22,274	70,564	96,992
Income before assessments	98,311	39,341	307,794	208,650
Total assessments	9,870	3,671	30,936	48,689
Net income	$88,441	$35,670	$276,858	$159,961

The 2012 third quarter Net income was $88.4 million, compared with $35.7 million in the same period in the prior year.  Net income for the first nine months of 2012 was $276.9 million, up from $160.0 million in the same period in 2011.  The principal changes period over period are summarized above.

Net interest income — The primary component of Net income was Net interest income (1) of $87.4 million, up from $76.1 million in the same period in the prior year.  For the first nine months, Net interest income was $271.4 million in the 2012 period, down from $309.8 million in the 2011 period.

Net interest income for the current year quarter and year to date period was reduced by amortization of fair value basis of hedged advances that have been modified.  In the current quarter, amortization expense was $30.1 million, compared to $26.7 million in the same period in 2011.  In the year to date period, amortization expense was $88.3 million in 2012 and $35.1 million in the same period in 2011.  The 2011 expense was lower because the cumulative impact of the amortization became significant after June 2011, when the majority of the modifications commenced.  The amortization reduces (2) the effective reported yields of modified advances.  On a GAAP basis, the amortization charges, drove down reported yields (3) earned from advances.  On a GAAP basis, average yield from advances was 53 basis points, up from 45 basis points in the same quarter in 2011 on the same basis.  Absent the accounting charge, yields from advances would have been 69 basis points, compared to 60 basis points in the same period in 2011; and on that basis, Net interest income in the 2012 third quarter would have improved by $14.7 million over the same period in 2011.  Reported Net spread under GAAP was 28 basis points in the 2012 third quarter, slightly up from 26 basis points in the same quarter in 2011.  Absent the amortization, Net spread, which is the difference between yields on interest-earning assets and interest-costing liabilities, would have improved by 3 basis points versus GAAP basis.  See Table 1.8 for more information.

Yields earned from our investments in MBS have been declining even as our investment portfolios of fixed- and floating rate GSE issued MBS have grown.  As vintage fixed-rate MBS, with higher coupons, have paid down, they have been replaced by lower yielding fixed-rate bonds.  Spreads to LIBOR for the floating-rate GSE issued MBS outstanding in the 2012 third quarter have also been tighter, relative to the same period in 2011.  Overall yield from long-term investments, primarily GSE issued MBS, was 205 basis points in the 2012 third quarter, down from 252 basis points in the same quarter in 2011.  For the nine months, yield was 218 basis points, down by 45 basis points from the same period in 2011.

Cost of debt (3) was a little uneven between bonds and discount notes in the 2012 third quarter compared to the same period in 2011.  Cost of funds on bonds declined by 1 basis points to 55 basis points in the 2012 third quarter.  On the other hand, cost of funds on discount notes increased by 6 basis points on a quarter-over quarter basis.  For the first nine months, cost of issued bonds was 59 basis points in the 2012 period, 2 basis points lower than the same period in 2011.  The cost of discount notes were 21 basis points in the 2012 period, compared to 16 basis points in the 2011 period.

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

Debt buy-back charges — In the 2012 third quarter, our debt buy-back activity was modest, and $60.6 million of debt was extinguished, and $4.5 million was charged to earnings, which represented cash payments in excess of carrying value of debt.  There was no debt extinguished in the comparable period in 2011.  In the first nine months, we extinguished $269.1 million of debt, and took a charge of $24.1 million in the 2012 period.  In the 2011 period, we extinguished $504.7 million of debt, and took a charge of $55.2 million.  Typically, debt buy-back is executed to re-align balance sheet liabilities following member initiated advance prepayments.  When high-costing debt is bought back, a premium is generally paid because market yields are lower than the debt that is extinguished, resulting in a charge to income.

Derivative and hedging gains — In the 2012 third quarter, derivative and hedging gains were $45.1 million, which included gains of $30.1 million due to amortization of fair value basis adjustments on previously modified swaps, and as discussed previously, this gain was entirely offset by amortization losses recorded in Interest income from advances so that Net income was not impacted.  Absent the accounting amortization, derivatives and hedging activities resulted in an overall fair value gain of $15.0 million in the 2012 third quarter, in contrast to a fair value loss of $35.3 million in the same period in 2011.  Recorded results include the income effects of hedging activities in a qualifying hedge (fair value effects of derivatives, net of the fair value effects of hedged items).  The result also includes the income effects of fair value gains and losses on derivatives in an economic hedge that were not designated under hedge accounting rules (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  For the first nine months, we recorded fair value gains of $127.1 million in the 2012 period, which included amortization gains of $88.3 million.  In the same period in 2011, fair value gains were $62.6 million, which included amortization gains of $35.1 million.  For more information, see Components of Hedging Gains and Losses in Note 16. Derivatives and Hedging Activities.

Instruments held at fair value — Consolidated obligation debt designated under the FVO reported fair value losses of $9.4 million in the 2012 third quarter, inversely with the declining market yields of similar FHLBank debt.  Fair value losses of $5.2 million were recorded in the same quarter in 2011.  For the first nine months, the impact was insignificant in the 2012 period, in contrast to a loss of $10.6 million in the 2011 period.  Fair value gains and losses are unrealized and will reverse over time if the debt is held to their maturity.

Compensation and benefits, Operating expenses, and assessments paid to the Office of Finance and the Finance Agency — Total expenses charged in the 2012 third quarter was $22.0 million, slightly lower than $22.3 million in the same quarter in 2011.  Compensation and benefits expenses were $12.7 million in the 2012 third quarter up from $12.2 million in the same quarter in 2011.  Operating expenses, which include occupancy costs, computer service agreements, professional and legal fees, and depreciation and amortization were also almost unchanged period over period.  For the first nine months, Compensation and benefits in the 2011 period included a contribution of $24.0 million to our Defined Benefit Plan to eliminate a funding shortfall, and was the primary reason for the decline in this category in the 2012 period compared to the 2011 period.

REFCORP assessments — The REFCORP assessment obligation was satisfied in June 2011, and no further payments were necessary.  The first nine months of 2011 included a payment through June 2011 of $30.7 million.

Affordable Housing Program (“AHP”) assessment — AHP set aside from income totaled $9.9 million in the 2012 third quarter, up from $4.0 million in the same period in 2011.  Assessments are calculated as a percentage of Net income, and the increase was due to an increase in Net income.  For the first nine months, AHP assessment set aside was $30.9 million in the 2012 period, up from $18.0 million in the same period in 2011.

Analysis of Allowance for Credit Losses

•                  Mortgage loans held-for-portfolio — We evaluate conventional mortgage loans at least quarterly on an individual loan-by-loan basis and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans.  FHA/VA (Insured mortgage loans) guaranteed loans are evaluated collectively for impairment.  Based on the analysis performed, a provision of $0.2 million was recorded in the 2012 third quarter compared to $0.8 million in the 2011 period.  For the first nine months, provision taken in the 2012 period was $0.9 million and $3.0 million in the 2011 period.  Increase in provision in the 2011 period was due to increase in haircut values of collateral for evaluating impaired loans.  Collateral values have since stabilized in 2012.  Charge-offs were insignificant in all periods in this report.  Cumulatively, the allowance for credit losses recorded in the Statements of Condition was $6.9 million at September 30, 2012, compared to $6.8 million at December 31, 2011.  We believe the allowance for loan losses is adequate to cover the losses inherent in our mortgage loan portfolio.  For more information, see Note 8. Mortgage Loans Held-for-Portfolio.

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

Interest income

Interest income from advances and investments in mortgage-backed securities are our principal sources of income. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year periods from the prior year periods.  The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.2:               Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2012	2011	Variance	2012	2011	Variance
Interest Income
Advances (a)	$103,274	$85,440	20.87%	$316,774	$359,640	(11.92)%
Interest-bearing deposits (b)	971	700	38.71	2,593	2,221	16.75
Securities purchased under agreements to resell	54	—	NM	54	—	NM
Federal funds sold (c)	4,218	1,547	NM	11,021	5,694	93.55
Available-for-sale securities	5,731	7,045	(18.65)	18,503	23,205	(20.26)
Held-to-maturity securities
Long-term securities	68,309	70,021	(2.44)	207,244	210,352	(1.48)
Mortgage loans held-for-portfolio	16,461	15,832	3.97	48,626	47,160	3.11
Loans to other FHLBanks	1	1	—	3	1	NM

Total interest income (d)	$199,019	$180,586	10.21%	$604,818	$648,273	(6.70)%

Interest income from advances increased in the 2012 third quarter versus the same period in 2011 due to a decline in the cash flows paid to swap dealers on hedged advances.  We generally pay fixed-rate cash flows to swap dealers and receive variable rate cash flows indexed to LIBOR, effectively converting fixed-rate advances to LIBOR indexed variable advances.  Over the years, as vintage high-coupon advances have matured or prepaid, the fixed-rate coupons of the replacement advances have declined in line with the lower interest rate environment.  As a result, the differential between the fixed-rate paid to swap dealers and the LIBOR indexed rate received from swap dealers has narrowed, effectively reducing the net cost of the hedge.

(a)          Reported Interest income from advances was adjusted for the cash flows associated with interest rate swaps in qualifying hedging relationships.  In the third quarter, we recorded prepayment fees of $1.2 million in the 2012 period, versus $3.2 million in the 2011 period. In the first nine months, we recorded prepayment fees of $10.6 million in the 2012 period, and $55.6 million in the 2011 period due to significant prepayments in the 2011 period.  In the third quarter, Interest income was reduced by $30.1 million due to amortization (as a yield adjustment) of fair value basis of modified hedged advances in the 2012 period, compared with $26.7 million in the 2011 period.  For the first nine months, Interest income was reduced by $88.3 million due to the amortization in the 2012 period, compared with a similar charge of $35.1 million in the 2011 period.  Prior period charges were lower because the impact of the modifications in 2011 became significant only after June 2011.

(b)          Primarily from cash collateral deposited with swap counterparties. Cash collateral typically earns the overnight Federal funds rate.

(c)           Increase due to increase in overnight Federal funds sold in 2012, and increase in overnight rates. See Table 1.9 Spread and Yield Analysis.

(d)          Absent the impact of accounting amortization charges and the prepayment fees, Interest income for the nine months ended September 30, 2012 would also be higher relative to the same period in 2011.

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

Table 1.3:               Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$431,201	$516,407	$1,317,937	$1,641,305
Net interest adjustment from interest rate swaps (a,b)	(327,927)	(430,967)	(1,001,163)	(1,281,665)
Total Advance interest income reported	$103,274	$85,440	$316,774	$359,640

(a)

The unfavorable cash flow patterns of the interest rate swaps were indicative of the lower LIBOR rates (obligation of the swap counterparty) compared to our obligation to pay out fixed-rate cash flows, which have been higher than LIBOR cash in-flows. We are generally indifferent to changes in the cash flow patterns as we also hedge our fixed-rate consolidated obligation debt, which is our primary funding base, and two hedge strategies together achieve management’s overall net interest spread objective. In the three and nine months ended September 30, 2012, the average 3-month LIBOR was lower than the comparable periods in 2011 and contributed to lower cash outflow, which is our obligation to swap counterparties in the interest rate swap agreements.

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

Table 1.4:               Interest Expenses - Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2012	2011	Variance	2012	2011	Variance
Interest Expense
Consolidated obligations-bonds (a)	$94,110	$93,292	0.88%	$291,344	$310,784	(6.26)%
Consolidated obligations-discount notes (a)	16,999	10,286	65.26	39,938	24,695	61.73
Deposits (b)	150	240	(37.50)	572	1,068	(46.44)
Mandatorily redeemable capital stock	398	660	(39.70)	1,572	1,873	(16.07)
Cash collateral held and other borrowings	4	25	(84.00)	28	56	(50.00)

Total interest expense (c)	$111,661	$104,503	6.85%	$333,454	$338,476	(1.48)%

(a)         Reported Interest expense from consolidated obligation bonds and discount notes were adjusted for the cash flows associated with interest rate swaps in qualifying hedging relationships. We generally pay variable-rate LIBOR-indexed cash flows to swap counterparties and, in exchange, we receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank bonds.  Certain discount notes were hedged in a cash flow hedging strategy that converted forecasted long-term variable-rate funding to fixed-rate funding by the use of long-term swaps.  For such discount notes, the recorded expense is equivalent to long-term fixed coupons.

(b)         Average deposits from members were lower in the 2012 third quarter, and the overnight rate paid was also lower.  On a year-to-date basis, average balances were almost unchanged, although the yields were lower.

(c)          For the third quarter 2012 versus 2011, reported Interest expense, period over period, is higher primarily because of higher average balance sheet (volume effects).  Rate effect, although not significant, was adverse as the cost of funding deteriorated.  In the 2012 period, we increased our utilization of discount notes to fund the balance sheet.  On a swapped-out basis, yields paid on consolidated obligation bonds were almost flat.  However, cost of discount notes was up 6 basis points in the 2012 third quarter.  For the first nine months 2012 versus 2011, Interest expense has declined only slightly in the 2012 period.   See Rate and Volume Analysis Table for more information.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.5:               Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$172,671	$207,005	$540,450	$692,184
Discount notes-Interest expense before adjustment for swaps	10,110	5,783	21,819	18,797
Net interest adjustment for interest rate swaps (a, b)	(71,672)	(109,210)	(230,987)	(375,502)
Total Consolidated bonds and discount notes-interest expense reported	$111,109	$103,578	$331,282	$335,479

(a)

The favorable cash flow patterns of the interest rate swaps were indicative of LIBOR rates (our obligation to pay the swap counterparty) being less than the counterparty’s obligation to pay us the higher fixed rates. We are generally indifferent to changes in the cash flow patterns as we typically hedge our fixed-rate advances borrowed by member to meet our overall net interest spread objective. Decline in the net cash received from interest rate swaps was mainly because the average 3-month LIBOR was lower in the three and nine months ended September 30, 2012 compared to the same periods in 2011.

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

Net Interest Income

The following table summarizes Net interest income (dollars in thousands):

Table 1.6:               Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2012	2011	Variance	2012	2011	Variance
Total interest income	$199,019	$180,586	10.21%	$604,818	$648,273	(6.70)%
Total interest expense	111,661	104,503	6.85	333,454	338,476	(1.48)
Net interest income before provision for credit losses	$87,358	$76,083	14.82%	$271,364	$309,797	(12.41)%

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

The 3-month LIBOR setting was still quite low relative to their historical levels, and the low rate environment has continued to compress margins for FHLBank-issued debt.  The 3-month LIBOR, which determines the cash settlements for most of our interest rate swaps was around 36 basis points at September 30, 2012 and 46 basis points at June 30, 2012, compared to 37 basis points at September 30, 2011 and 24 basis points at June 30, 2011.  The LIBOR level is important to us, as we try to execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little room for achieving a sub-LIBOR spread that would normally be ascribed to the high credit quality of the FHLBank debt.  As a result, on a swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds, and yields sought by investors for longer-term bonds still remain expensive.  For a discussion about the performance of the FHLBank issued consolidated bonds and discount notes, see Debt Financing Activity and Consolidated Obligations in this MD&A.

Impact of lower interest income from investing member capital — We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and to changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money-market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  The increase in overnight rates and the 3-month LIBOR in the 2012 periods, relative to the same periods in 2011, resulted in a favorable impact since capital is typically invested in money market assets.  For more information, see Spread and Yield Analysis Table and Rate and Volume Analysis Table.

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

Table 1.7:               Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Interest Income	$526,946	$611,553	$1,605,981	$1,929,938
Net interest adjustment from interest rate swaps (a)	(327,927)	(430,967)	(1,001,163)	(1,281,665)
Reported interest income	199,019	180,586	604,818	648,273

Interest Expense	183,333	213,713	564,441	713,978
Net interest adjustment from interest rate swaps (b)	(71,672)	(109,210)	(230,987)	(375,502)
Reported interest expense	111,661	104,503	333,454	338,476

Net interest income (Margin) (c)	$87,358	$76,083	$271,364	$309,797

Net interest adjustment - interest rate swaps	$(256,255)	$(321,757)	$(770,176)	$(906,163)

(a)        In a hedge of a fixed-rate advance, we pay the swap dealer fixed-rate interest payment (which typically mirrors the coupon of the hedged advance), and in return the swap counterparties pays a pre-determined spread plus the prevailing LIBOR, which resets generally every three months.  The decrease in Net interest adjustment in 2012 period over period was due to the narrowing of the spread between the fixed-rate we pay to the swap dealer, and the LIBOR indexed cash flows we receive in exchange.

(b)        In a hedge of a fixed-rate consolidated obligation debt, we pay the swap dealer LIBOR-indexed interest payments, and in return the swap dealer pays fixed-rate interest payments (which typically mirrors the coupon paid to investors holding the FHLBank debt).  The decrease in Net interest adjustment in 2012 period over period was due to the narrowing of the spread between the fixed-rate we receive from the swap dealer, and the LIBOR indexed cash flows we pay in exchange.

(c)         Our Interest income is sensitive to changes in the relationship between our fixed-rate cash instruments and the LIBOR, but our margin as a percentage is stable, and we are generally indifferent to changes in the cash flow patterns, as the interest rate swap agreements achieve our overall net interest spread objective, and we remain indifferent for the most part to the volatility of interest rates.

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

Table 1.8:               GAAP Versus Economic Basis (b) — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Amount	ROA	Net Spread	Amount	ROA	Net Spread
GAAP net interest income	$87,358	0.32%	0.28%	$76,083	0.30%	0.26%
Amortization of basis adjustments	30,138	0.11	0.11	26,691	0.10	0.10
Interest income (expense)
Swaps not designated in a hedging relationship	3,286	0.01	0.01	8,816	0.04	0.04

Economic net interest income	$120,782	0.44%	0.40%	$111,590	0.44%	0.40%

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Amount	ROA	Net Spread	Amount	ROA	Net Spread
GAAP net interest income	$271,364	0.35%	0.32%	$309,797	0.41%	0.38%
Amortization of basis adjustments	88,295	0.12	0.11	35,093	0.05	0.04
Interest income (expense)
Swaps not designated in a hedging relationship	(853)	—	—	30,431	0.04	0.04

Economic net interest income	$358,806	0.47%	0.43%	$375,321	0.50%	0.46%

(a)        The reporting classification of interest income or expense associated with swaps designated as economic hedges has no impact on Net income, as these adjustments are either reported as a component of Net interest income if the hedges are qualifying hedges, or as a component of Other income as gains or losses from hedging activities if they are economic hedges.  Amortization of basis adjustments also has no impact on Net income, as the amortization expense which depressed margin is offset by a gain recorded in Other income as a component of hedging gains.  We believe that it is useful for our readers of our financial results to understand our interest margins with and without the amortization adjustments.  The decline in the amount of interest associated with economic hedges in the 2012 periods was due to decline in the volume of swaps designated as economic hedges.  Interest expenses for both periods were associated with swaps that hedged consolidated obligation debt in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal funds rate to 3-month LIBOR cash flows.

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

Spread and Yield Analysis

Table 1.9:               Spread and Yield Analysis

	Three months ended September 30,
	2012			2011
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$77,309,141	$103,274	0.53%	$74,523,719	$85,440	0.45%
Interest bearing deposits and others	2,678,479	971	0.14	3,045,849	700	0.09
Federal funds sold and other overnight funds	12,305,761	4,272	0.14	9,505,527	1,547	0.06
Investments	14,401,894	74,040	2.05	12,109,778	77,066	2.52
Mortgage and other loans	1,693,128	16,462	3.87	1,332,854	15,833	4.71

Total interest-earning assets	$108,388,403	$199,019	0.73%	$100,517,727	$180,586	0.71%

Funded By:
Consolidated obligations-bonds	$68,472,246	$94,110	0.55%	$65,770,510	$93,292	0.56%
Consolidated obligations-discount notes	29,473,639	16,999	0.23	24,049,554	10,286	0.17
Interest-bearing deposits and other borrowings	1,746,402	154	0.03	2,437,093	265	0.04
Mandatorily redeemable capital stock	35,202	398	4.50	58,198	660	4.50

Total interest-bearing liabilities	99,727,489	111,661	0.45%	92,315,355	104,503	0.45%

Other non-interest-bearing funds	3,111,946	—		2,928,143	—
Capital	5,548,968	—		5,274,229	—

Total Funding	$108,388,403	$111,661		$100,517,727	$104,503

Net Interest Income/Spread		$87,358	0.28%		$76,083	0.26%

Net Interest Margin (Net interest income/Earning Assets)			0.32%			0.30%

	Nine months ended September 30,
	2012			2011
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$72,576,343	$316,774	0.58%	$75,894,869	$359,640	0.63%
Interest bearing deposits and others	2,601,556	2,593	0.13	2,534,367	2,221	0.12
Federal funds sold and other overnight funds	11,647,650	11,075	0.13	8,459,423	5,694	0.09
Investments	13,834,421	225,747	2.18	11,856,909	233,557	2.63
Mortgage and other loans	1,567,175	48,629	4.14	1,295,204	47,161	4.87

Total interest-earning assets	$102,227,145	$604,818	0.79%	$100,040,772	$648,273	0.87%

Funded By:
Consolidated obligations-bonds	$65,753,401	$291,344	0.59%	$68,207,945	$310,784	0.61%
Consolidated obligations-discount notes	25,822,330	39,938	0.21	21,190,062	24,695	0.16
Interest-bearing deposits and other borrowings	2,351,807	600	0.03	2,406,154	1,124	0.06
Mandatorily redeemable capital stock	42,346	1,572	4.96	58,695	1,873	4.27

Total interest-bearing liabilities	93,969,884	333,454	0.47%	91,862,856	338,476	0.49%

Other non-interest-bearing funds	2,971,353	—		3,049,313	—
Capital	5,285,908	—		5,128,603	—

Total Funding	$102,227,145	$333,454		$100,040,772	$338,476

Net Interest Income/Spread		$271,364	0.32%		$309,797	0.38%

Net Interest Margin (Net interest income/Earning Assets)			0.35%			0.41%

(a)

Reported yields with respect to advances and consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt and hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and rates are annualized.

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

Table 1.10:        Rate and Volume Analysis

	For the three months ended
	September 30, 2012 vs. September 30, 2011
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$3,291	$14,543	$17,834
Interest bearing deposits and others	(92)	363	271
Federal funds sold and other overnight funds	563	2,162	2,725
Investments	13,195	(16,221)	(3,026)
Mortgage loans and other loans	3,814	(3,185)	629

Total interest income	20,771	(2,338)	18,433

Interest Expense
Consolidated obligations-bonds	3,764	(2,946)	818
Consolidated obligations-discount notes	2,638	4,075	6,713
Deposits and borrowings	(66)	(45)	(111)
Mandatorily redeemable capital stock	(260)	(2)	(262)

Total interest expense	6,076	1,082	7,158

Changes in Net Interest Income	$14,695	$(3,420)	$11,275

	For the nine months ended
	September 30, 2012 vs. September 30, 2011
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(15,283)	$(27,583)	$(42,866)
Interest bearing deposits and others	61	311	372
Federal funds sold and other overnight funds	2,568	2,813	5,381
Investments	35,659	(43,469)	(7,810)
Mortgage loans and other loans	9,044	(7,576)	1,468

Total interest income	32,049	(75,504)	(43,455)

Interest Expense
Consolidated obligations-bonds	(11,010)	(8,430)	(19,440)
Consolidated obligations-discount notes	6,106	9,137	15,243
Deposits and borrowings	(24)	(500)	(524)
Mandatorily redeemable capital stock	(576)	275	(301)

Total interest expense	(5,504)	482	(5,022)

Changes in Net Interest Income	$37,553	$(75,986)	$(38,433)

Analysis of Non-Interest Income (Loss) - The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:   Other Income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Other income (loss):
Service fees and other (a)	$2,669	$1,579	$6,983	$4,314
Instruments held at fair value - Unrealized gains (losses) (b)	(9,399)	(5,173)	(95)	(10,574)

Total OTTI losses	(81)	(142)	(451)	(308)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive income (loss)	(534)	(918)	(1,490)	(1,262)
Net impairment losses recognized in earnings (c)	(615)	(1,060)	(1,941)	(1,570)

Net realized and unrealized gains (losses) on derivatives and hedging activities (d)	45,093	(8,608)	127,085	62,606
Net realized gains (losses) from sale of available-for-sale securities and redemption of held-to-maturity securities	—	—	256	17
Losses from extinguishment of debt (e)	(4,476)	—	(24,106)	(55,175)
Other	(36)	(441)	(295)	(806)
Total other income (loss)	$33,236	$(13,703)	$107,887	$(1,188)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members. The category Other includes fees earned on standby letters of credit.  The increase in the current year periods was primarily due to increase in volume of issuance of financial letters of credits.

(b)         Instruments held at fair value under the Fair Value Option — Recorded fair value gains and losses are primarily attributable to changes in market observable pricing (and inversely, yields) and secondarily to the weighted average remaining maturity duration of such instruments outstanding at the balance sheet dates.  See Note 17. Fair Values of Financial Instruments for more information about FHLBank debt elected under the FVO.  At inception or as the instruments approach maturity, their fair values are substantively close to par.  At September 30, 2012, market price of equivalent maturity duration FHLBank debt appreciated, market observable yields declined to levels lower than contractual coupons of outstanding debt elected under the FVO, and fair value losses were recorded.  Changes in fair value in the same periods in 2011 also resulted in losses, as the direction of market observable yields of FHLBank debt had declined.  The balance sheet carrying values of debt designated under the FVO, includes fair value basis adjustments, which are unrealized and if the debt is held to maturity, their fair values will decline to zero.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities - Credit-related OTTI has continued to be insignificant in all periods in this report.  Our cash flow analyses at each quarter has identified very modest deterioration in the performance parameters of certain previously impaired private-label MBS (“PLMBS”).  When cash flow analysis identifies credit losses that exceed fair value, our policy is to cap the loss to a floor equal to its amortized cost.  The amounts capped in all periods in this report were insignificant.

(d)         Earnings impact of derivatives and hedging activities — We may designate a derivative as either a hedge of (1) the fair value of a recognized fixed-rate asset or liability or an unrecognized firm commitment (fair value hedge); (2) a forecasted transaction; or (3) the variability of future cash flows of a floating-rate asset or liability (cash flow hedge). We may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards. Key fair value changes of derivatives and hedging activities in the third quarter and the first nine months of 2012 and 2011 were:

Derivative and hedging gains in the current year quarter included gains of $30.1 million due to amortization of fair values of modified interest rate swaps to offset the amortization expense (fair value basis of modified hedged advances) recorded in Net interest income.  In the same period in 2011, amortization gain recorded as hedging gains was $26.7 million.  In the first nine months, amortization gains in the 2012 period were $88.3 million compared to $35.1 million in the prior year period.  Cumulative amortization was lower in 2011 because member requests for advance modification began in June 2011, and the amortization recorded in the 2011 period was for less than the full period.  At the time the hedged advances were modified, the fair value basis of the swaps was in unrealized liability position, and fair value basis of modified advances were in unrealized gain position.  Amortization gains recorded as Derivative and hedging gains as reported in the table above, were entirely offset by amortization losses recorded in Interest income from advances so that Net income was not impacted.  Amortization of the basis is computed on a level-yield basis to contractual maturities.  Absent the amortization, the net impact of derivatives and hedging activities in the third quarter was a fair value gain of $15.0 million in the 2012 period compared to a fair value loss of $35.3 million in the 2011 period.  In the first nine months, fair value gains were $38.8 million in the 2012 period, compared to $27.5 million in the 2011 period.  Principal components are discussed below:

Impact of Qualifying hedges — Ineffectiveness recorded on fair value hedges of consolidated obligation bonds, discount notes, advances and insignificant amounts of ineffectiveness from closed cash flow hedges.  Qualifying hedges in the third quarter of 2012 reported fair value gains of $1.0 million, representing ineffectiveness between changes in the fair values of derivatives and the hedged advances and debt.  The comparable ineffectiveness in the 2011 period was a loss of $9.6 million.  In the first nine months, qualifying hedges reported gains of $1.4 million in the 2012 period, compared to $41.8 million in the 2011 period.

Impact of Economic hedges - Interest rate swaps that were economic hedges of debt were typically structured to pay 3-month LIBOR cash flows to swap dealers, and to receive federal funds indexed cash flows, 1-month LIBOR cash flows, or fixed-rate cash flows.  Such swaps are also referred to as standalone swaps.  Economic hedges also included pay floating rate (primarily 3-month LIBOR) receive fixed-rate interest rate swaps in economic hedges of short and intermediate-term consolidated obligation bonds and discount notes, elected under the FVO.  By policy, fair value changes and interest accruals associated with standalone swaps are recorded as a component of derivatives and hedging activities.  In the current quarter, fair value changes of standalone swaps made a favorable contribution of $18.5 million in the 2012 period, in contrast to a loss of $10.5 million in the 2011 period.  In the first nine months, standalone derivatives reported $49.2 million in gains in the 2012 period, compared to $14.0 million in 2011.  The rise and fall of the 3-month LIBOR, relative to the Federal funds rate or the 1-month LIBOR, or relative to a rate “fixed” at inception, are determining factors of recorded gains and losses, as is the volume of derivatives designated as standalone.  The 1-year basis spread between the 3-month LIBOR and the Federal funds index has been steadily declining in 2012, and was 20.9 basis points, compared to 55.6 basis points at December 31, 2011.  As the spread narrowed, projected obligations to pay swap dealers on the Federal fund basis swaps declined, fair values of the swaps benefited, and gains were recorded.  The basis between 3-month LIBOR and 1-month LIBOR has also narrowed.  Because our 3-month LIBOR versus 1-month LIBOR basis swaps are designed to pay 3-month LIBOR and receive 1-month LIBOR, a decline in basis benefits the fair values of the swaps, resulting in unrealized fair value gains.

The fair value of $1.9 billion of notional amounts of interest rate caps purchased primarily to hedge capped LIBOR indexed floating-rate MBS was $3.2 million at September 30, 2012, down from $7.7 million at June 30, 2012 and $14.9 million at December 31, 2011, and a loss of $4.6 million was recorded in the 2012 third quarter, compared to a loss of $15.2 million in the prior year period.  On a year to date basis, fair values loss of $11.8 million was recorded in the 2012 period versus a loss of $28.3 million in the 2011 period.  If held to maturity, cap values will decline to zero in 2018.  The forward swap curve has been steadily declining through 2011 and 2012, causing the fair values of the caps to decline period over period.  The impact of a declining interest rate environment offset the impact of increase in implied volatilities.

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

Earnings Impact of Derivatives and Hedging Activities

The following tables summarize the impact of hedging activities on earnings (in thousands):

Table 1.12:        Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended September 30, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(327,927)	$(188)	$78,561	$(6,889)	$—	$—	$(256,443)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	31,008	—	142	(20)	—	—	31,130
Net gains (losses) derivatives-FVO	—	—	13,680	1,921	—	—	15,601
Gains (losses)-economic hedges	(187)	101	3,010	—	(4,584)	22	(1,638)

Net realized and unrealized gains (losses) on derivatives and hedging activities	30,821	101	16,832	1,901	(4,584)	22	45,093

Total earnings impact	$(297,106)	$(87)	$95,393	$(4,988)	$(4,584)	$22	$(211,350)

	Three months ended September 30, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(430,967)	$(27)	$113,714	$(4,504)	$—	$—	$(321,784)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	22,736	—	(6,208)	643	—	—	17,171
Gains (losses) on cash flow hedges	—	—	(119)	—	—	—	(119)
Net gains (losses) derivatives-FVO	—	—	(311)	353	—	—	42
Gains (losses)-economic hedges	(1,317)	1,788	(11,055)	62	(15,184)	4	(25,702)

Net realized and unrealized gains (losses) on derivatives and hedging activities	21,419	1,788	(17,693)	1,058	(15,184)	4	(8,608)

Total earnings impact	$(409,548)	$1,761	$96,021	$(3,446)	$(15,184)	$4	$(330,392)

	Nine months ended September 30, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(1,001,163)	$(326)	$249,106	$(18,119)	$—	$—	$(770,502)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	90,100	—	1,198	(1,400)	—	—	89,898
Gains (losses) on cash flow hedges	—	—	(214)	—	—	—	(214)
Net gains (losses) derivatives-FVO	—	—	23,506	2,787	—	—	26,293
Gains (losses)-economic hedges	(316)	1,428	21,662	80	(11,772)	26	11,108

Net realized and unrealized gains (losses) on derivatives and hedging activities	89,784	1,428	46,152	1,467	(11,772)	26	127,085

Total earnings impact	$(911,379)	$1,102	$295,258	$(16,652)	$(11,772)	$26	$(643,417)

	Nine months ended September 30, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(1,281,665)	$27	$381,400	$(5,898)	$—	$—	$(906,136)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	79,306	—	(2,907)	643	—	—	77,042
Gains (losses) on cash flow hedges	—	—	(119)	—	—	—	(119)
Net gains (losses) derivatives-FVO	—	—	16,784	666	—	—	17,450
Gains (losses)-economic hedges	(2,417)	2,327	(3,465)	62	(28,284)	10	(31,767)

Net realized and unrealized gains (losses) on derivatives and hedging activities	76,889	2,327	10,293	1,371	(28,284)	10	62,606

Total earnings impact	$(1,204,776)	$2,354	$391,693	$(4,527)	$(28,284)	$10	$(843,530)

Cash Flow Hedges

No amounts were reclassified from AOCL into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report.  Ineffectiveness from hedges designated as cash flow hedges was not significant in any periods reported in this Form 10-Q.  Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in the interest element of the cash flows related to the forecasted issuance of the consolidated obligation bonds or the 91-day discount notes in the rollover-program.  At September 30, 2012, the fair values of interest rate swaps designated in the cash flow strategy to hedge long-term issuance of consolidated obligation discount notes in the rollover-program were in an unrealized loss position of $133.7 million, which was recorded in the balance sheet as a derivative liability, and an offset recorded in AOCL as an unrealized loss.  In addition, closed cash flow hedges of anticipatory issuance of consolidated obligation bonds, less amounts amortized, were also recorded to AOCL and that amount was $13.2 million at September 30, 2012.  See Table 1.13 for changes in cash flow hedges in AOCL.

•            Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we execute interest rate swaps on the anticipated issuance of debt to lock in a spread between the earning asset and the cost of funding.  The hedges are accounted under cash flow hedging rules and the effective portion of changes in the fair values of the swaps is recorded in AOCL.  The ineffective portion is recorded through net income.  The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCL are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.  At September 30, 2012, we had no open contracts to hedge the anticipated issuances of debt.  Over the next 12 months, it is expected that $3.3 million of net losses recorded in AOCL will be recognized as an interest expense.

•            Hedges of discount note issuances — We have executed long-term pay-fixed, receive 3-month LIBOR-indexed interest rate swaps that are designated as cash flow hedges of a rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap.  The objective of the hedge is to offset the variability of cash flows attributable to changes in benchmark interest rate (3-month LIBOR), due to the rollover of the fixed-rate 91-day discount notes issued in parallel with the cash flow payments of the swap every 91 days through the maturity of the swap.  The maximum period of time that we hedged exposure to the variability in future cash flows in this program is up to 15 years.

Derivative gains and losses reclassified from AOCL (a) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCL in the Statements of Condition (in thousands):

Table 1.13:        Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(137,244)	$(20,823)	$(111,985)	$(15,196)
Net hedging transactions	(10,698)	(86,557)	(38,171)	(94,182)
Reclassified into earnings	1,058	986	3,272	2,984

End of period	$(146,884)	$(106,394)	$(146,884)	$(106,394)

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

The following tables summarize such activities (in thousands):

Table 1.14:        Gains (Losses) on Sale and Extinguishment of Financial Instruments

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Gains-Sales of investment securities	$—	$—	$256	$17

Losses-Extinguishment and/or transfer of debt	$(4,476)	$—	$(24,106)	$(55,175)

Table 1.15:        Debt Extinguishment and Sale of Investment Securities

	Three months ended September 30,
	2012		2011
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds (b)	$60,694	$(4,476)	$—	$—

	Nine months ended September 30,
	2012		2011
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Redemption of Housing Finance Agency (a)	$4,742	$256	$3,918	$17
Extinguishment of CO Bonds (b)	$268,631	$(24,106)	$353,500	$(37,844)
Transfer of CO Bonds to Other FHLBanks (b)	$—	$—	$150,049	$(17,331)

(a)         From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis may be asked by the issuer of a security, which we have classified as held-to-maturity to redeem the investment security.  There were insignificant gains from such redemptions in the 2012.

(b)         There were no bonds retired in the third quarter of 2011.  For the nine month period, bond buy-back activity was lower in the 2012 period, compared to 2011.

Operating Expenses, Compensation and Benefits, and Other Expenses

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.16:        Operating Expenses, and Compensation and benefits

	Three months ended September 30,
	2012	Percentage of Total	2011	Percentage of Total

Temporary workers	$12	0.20%	$—	—%
Occupancy	1,126	18.70	1,122	16.46
Depreciation and leasehold amortization	1,050	17.44	1,316	19.31
Computer service agreements and contractual services	1,773	29.44	2,229	32.71
Professional and legal fees	704	11.69	591	8.67
Other (a)	1,357	22.53	1,557	22.85
Total operating expenses (b)	$6,022	100.00%	$6,815	100.00%

Salaries	$7,912	62.17%	$7,628	62.33%
Employee benefits	4,814	37.83	4,611	37.67
Total Compensation and Benefits (c)	$12,726	100.00%	$12,239	100.00%

Finance Agency and Office of Finance (d)	$3,301		$3,220

	Nine months ended September 30,
	2012	Percentage of Total	2011	Percentage of Total

Temporary workers	$25	0.12%	$82	0.37%
Occupancy	3,249	15.86	3,294	14.98
Depreciation and leasehold amortization	3,276	15.99	4,085	18.57
Computer service agreements and contractual services	7,421	36.23	7,401	33.65
Professional and legal fees	1,673	8.17	2,261	10.28
Other (a)	4,841	23.63	4,872	22.15
Total Operating Expenses (b)	$20,485	100.00%	$21,995	100.00%

Salaries	$23,810	59.33%	$22,594	34.62%
Employee benefits	16,323	40.67	42,673	65.38
Total Compensation and Benefits (c)	$40,133	100.00%	$65,267	100.00%

Finance Agency and Office of Finance (d)	$9,946		$9,730

(a)	Other Expense — represents audit fees, director fees and expenses, insurance and telecommunications.

(b)

Operating expenses included the administrative and overhead costs of operating our Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.

(c)	Compensation and benefits were higher in the nine months ended September 30, 2011 because of a one-time payment of $24.0 million to our Defined benefit pension plan to restore its funding status.

(d)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The 12 FHLBanks and two other GSEs share the entire cost of the Finance Agency.

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

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:               Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Beginning balance	$131,960	$133,831	$127,454	$138,365
Additions from current period’s assessments	9,870	4,036	30,936	17,981
Net disbursements for grants and programs	(6,075)	(8,088)	(22,635)	(26,567)
Ending balance	$135,755	$129,779	$135,755	$129,779

Subsequent to June 30, 2011, AHP is 10% of net income after adding back interest expense on mandatorily redeemable stock.  Prior to June 30, 2011, AHP was 10% of net income after deducting REFCORP assessments, and adding back interest expense on mandatorily redeemable capital stock.

REFCORP — The REFCORP obligation was satisfied in June 2011, and no further payments are necessary.

The following table provides roll-forward information with respect to changes in REFCORP liabilities (in thousands):

Table 2.2:               REFCORP

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Beginning balance	$—	$14,732	$—	$21,617
(Recoveries)/Additions from current period assessments	—	(365)	—	30,708
Net disbursements to REFCORP	—	(14,367)	—	(52,325)
Ending balance	$—	$—	$—	$—

Financial Condition (dollars in thousands):

Table 3.1:               Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2012	December 31, 2011	dollar amount	percentage
Assets
Cash and due from banks	$2,900,615	$10,877,790	$(7,977,175)	(73.33)%
Securities purchased under agreements to resell	200,000	—	200,000	NM
Federal funds sold	9,946,000	970,000	8,976,000	NM
Available-for-sale securities	2,519,606	3,142,636	(623,030)	(19.83)
Held-to-maturity securities
Long-term securities	11,674,668	10,123,805	1,550,863	15.32
Advances	77,864,259	70,863,777	7,000,482	9.88
Mortgage loans held-for-portfolio	1,747,724	1,408,460	339,264	24.09
Derivative assets	14,993	25,131	(10,138)	(40.34)
Other assets	262,212	250,741	11,471	4.57

Total assets	$107,130,077	$97,662,340	$9,467,737	9.69%

Liabilities
Deposits
Interest-bearing demand	$1,740,652	$2,066,598	$(325,946)	(15.77)%
Non-interest bearing demand	16,447	12,450	3,997	32.10
Term	49,000	22,000	27,000	NM

Total deposits	1,806,099	2,101,048	(294,949)	(14.04)

Consolidated obligations
Bonds	65,135,853	67,440,522	(2,304,669)	(3.42)
Discount notes	33,717,806	22,123,325	11,594,481	52.41
Total consolidated obligations	98,853,659	89,563,847	9,289,812	10.37

Mandatorily redeemable capital stock	20,494	54,827	(34,333)	(62.62)

Derivative liabilities	466,298	486,166	(19,868)	(4.09)
Other liabilities	456,187	410,041	46,146	11.25

Total liabilities	101,602,737	92,615,929	8,986,808	9.70

Capital	5,527,340	5,046,411	480,929	9.53

Total liabilities and capital	$107,130,077	$97,662,340	$9,467,737	9.69%

Balance sheet overview September 30, 2012 compared to December 31, 2011

Our mission is to support the liquidity needs of our members.  To meet this mission, our balance sheet strategy is to keep our balance sheet in line with the rise and fall of amounts borrowed by members in the form of advances.  Total assets were $107.1 billion at September 30, 2012, compared to $97.7 billion at December 31, 2011.  Principal amounts of Advances to members increased to $73.9 billion, compared to $67.0 billion at December 31, 2011.  Aside from advances, our primary earning assets were investment portfolios, comprising mainly of GSE-issued mortgage-backed securities (“MBS”), and overnight Federal funds sold.  We also hold small portfolios of private-label MBS, bonds issued by state and local government housing agencies, and mortgage loans.

Advances — Advances have increased at September 30, 2012, compared to December 31, 2011, primarily because of short- and intermediate-term borrowing by one large member in June 2012.

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

Fair values of the private-label MBS (“PLMBS”) have also been stable, and unrealized holding losses have steadily declined through September 30, 2012, compared to December 31, 2011.  All PLMBS are held-to-maturity investments, and their fair values are not recorded on the balance sheet on a recurring basis.  We consider our PLMBS as Level 3 investments because the market for the securities remains depressed and the future is uncertain.  For more information about fair values of AFS and HTM securities, see Note 17. Fair Values of Financial Instruments.

Leverage — At September 30, 2012, balance sheet leverage was 19.4 times shareholders’ equity, almost unchanged from December 31, 2011.  Our balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time, we may maintain excess liquidity in highly liquid investments or cash balances at the FRB to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged.  Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

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

Table 3.3:               Short-term Debt

	September 30, 2012	December 31, 2011

Consolidated obligations-discount notes (a)	$33,717,806	$22,123,325
Consolidated obligations-bonds with original maturities of one year or less (b)	$16,400,000	$15,125,000

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

Advances

Our primary business is making collateralized loans to members, referred to as advances.  Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding.  This demand is driven by economic factors such as availability of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy.  Members may choose to prepay advances (which may generate prepayment penalty fees) based on their expectations of interest rate changes and demand for liquidity.  Advance volume is also influenced by merger activity, where members are either acquired by non-members or acquired by members of another FHLBank.  When our members are acquired by members of another FHLBank or by non-members, these former members no longer qualify for membership and we may not offer renewals or additional advances to the former members.  Subsequent to the merger, maturing advances will not be replaced, which has an immediate impact on short-term and overnight lending if the former member borrowed short-term and overnight advances.

The borrowing action by one large member at the end of the second quarter of 2012 resulted in a significant increase in advance balances.  Since then outstanding advances have remained almost unchanged at September 30, 2012, with maturing advances being replaced by new borrowings.  For more information about advance concentration, see Note 20, Segment information and concentration.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:               Advances by Product Type

	September 30, 2012		December 31, 2011
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$15,060,800	20.38%	$6,270,500	9.36%
Fixed Rate Advances	47,840,414	64.74	53,561,735	79.96
Short-Term Advances	7,622,700	10.31	4,202,360	6.27
Mortgage Matched Advances	400,147	0.54	438,033	0.65
Overnight & Line of Credit (OLOC) Advances	1,607,886	2.18	1,480,075	2.21
All other categories	1,369,132	1.85	1,036,199	1.55

Total par value	73,901,079	100.00%	66,988,902	100.00%

Discount on AHP Advances	—		(15)
Hedging adjustments	3,963,180		3,874,890

Total	$77,864,259		$70,863,777

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

Member demand for fixed-rate advances had been soft in 2011, and borrowings have further declined in 2012.  On aggregate, when maturing and prepaid fixed-rate advances have been replaced, members have borrowed short- and medium-term advances, as members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs.  Terms vary from two days to 30 years.  A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature that we have purchased from the member, driving down the coupon on the advance.  The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term-advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances have declined steadily in each of the quarters in 2012, and stood at $16.9 billion at September 30, 2012, compared to $18.3 billion at December 31, 2011.

Short-term Advances — Borrowing activity has been uneven in the three quarters in 2012.  Outstanding amounts increased to $7.6 billion at September 30, 2012 up from $5.3 billion at June 30, 2012 and $4.2 billion at December 31, 2011.  At March 31, 2012, balances had grown to $7.1 billion mainly because one large member’s borrowing activity in the first quarter of 2012, which as anticipated was paid down at maturity in the second quarter of 2012.  Members have generally borrowed short-term advances to take advantage of the current low coupons to replace maturing medium- and intermediate-term advances.

Overnight advances — Overnight borrowings are slightly higher at September 30, 2012, compared to December 31, 2011.  Member demand for the overnight Advances reflects the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

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

The following table summarizes merger activity, including the impact of voluntary terminations (dollars in thousands):

Table 4.2:               Merger Activity/Voluntary terminations

	September 30, 2012	December 31, 2011

Number of Non-Members (a)	2	3

Total number of Non-Members at period end	4	8

Total Advances outstanding to Non-Members at period end	$427,359	$710,430

(a) Members who became Non-members because of mergers and voluntary/involuntary terminations within the periods then ended.

Prepayment of Advances

Prepayment initiated by members or former members is another important factor that impacts advances.  We charge a prepayment fee when the member or a former member prepays certain advances before the original maturity.

The following table summarizes prepayment activity (in thousands):

Table 4.3:               Prepayment Activity

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Advances pre-paid at par	$112,198	$265,112	$905,297	$8,139,991

Prepayment fees (a)	$1,207	$3,173	$10,592	$55,562

(a) Amount represents fees received from members minus the fair value basis of hedged advances at the prepayment dates.  For advances that are prepaid and hedged under hedge accounting rules, we generally terminate the hedging relationship upon prepayment and adjust the prepayment fees received for the associated fair value basis of the hedged prepaid advance.

Advance modifications

At members’ request we may modify advances if the modified terms are considered minor and qualify as a modification under applicable accounting provisions for loan modification.  See Significant Accounting Policies and Estimates in Note 1 in our most recent Form 10-K filed on March 23, 2012 for a more complete discussion of the provisions that guide loan modifications.  In the third quarter of 2012, at the members’ requests, we agreed to modify $20.0 million of par amounts of advances, compared to $357.5 million in the same quarter in 2011.  In the first nine months, we agreed to modify $233.5 million in the 2012 period, compared to $4.2 billion in the same period in 2011.  All modifications were assessed contemporaneously at the time of modification, and were considered to be minor.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.4:               Advances by Interest-Rate Payment Terms

	September 30, 2012		December 31, 2011
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$58,840,279	79.62%	$60,718,402	90.64%
Variable-rate (b)	15,052,800	20.37	6,262,500	9.35
Variable-rate capped (c)	8,000	0.01	8,000	0.01

Total par value	73,901,079	100.00%	66,988,902	100.00%

Discount on AHP Advances	—		(15)
Hedging basis adjustments	3,963,180		3,874,890

Total	$77,864,259		$70,863,777

(a) Fixed-rate borrowings remained popular with members, and while the overall category declined at September 30, 2012, amounts increased for short-term, fixed-rate advances, a category within Fixed-rate advances.

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

The following table summarizes variable-rate advances by reference-index type (in thousands):

Table 4.5:               Variable-Rate Advances

	September 30, 2012	December 31, 2011

LIBOR indexed (a)	$15,060,800	$6,270,500

(a) LIBOR indexed advances are typically ARC advances and the larger members have increased their borrowings in 2012.

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):

Table 4.6:               Advances by Maturity and Yield Type

	September 30, 2012		December 31, 2011
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$17,771,791	24.05%	$17,949,321	26.79%
Due after one year	41,068,488	55.57	42,769,081	63.85

Total Fixed-rate	58,840,279	79.62	60,718,402	90.64

Variable-rate
Due in one year or less	9,594,000	12.98	2,468,500	3.68
Due after one year	5,466,800	7.40	3,802,000	5.68

Total Variable-rate	15,060,800	20.38	6,270,500	9.36
Total par value	73,901,079	100.00%	66,988,902	100.00%
Discount on AHP Advances	—		(15)
Hedging adjustments	3,963,180		3,874,890
Total	$77,864,259		$70,863,777

Impact of Derivatives and hedging activities to the balance sheet carrying values of Advances

The carrying values of Advance include fair value basis adjustments (“hedging adjustments”) for those advances recorded under hedge accounting provisions.  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction.

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

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.7:               Hedged Advances by Type

Par Amount	September 30, 2012	December 31, 2011
Qualifying Hedges
Fixed-rate bullets	$29,908,156	$32,733,909
Fixed-rate putable (a)	16,262,912	17,439,412
Fixed-rate callable	—	325,000
Total Qualifying Hedges	$46,171,068	$50,498,321

Aggregate par amount of advances hedged (b)	$46,214,545	$50,617,650
Fair value basis (Qualifying hedging adjustments)	$3,963,180	$3,874,890

(a) Members have generally not replaced maturing putable advances, and outstanding balances have declined, and since almost all advances with put or call features are hedged, the decline in hedged advances was consistent with the contraction of fixed-rate putable advances.  With a putable advance, we purchase the put option in the advance from the borrowing member.  This put option mirrors the cancellable swap option owned by the swap counterparty.  Under the terms of the put option, we have the right to terminate the advance at agreed-upon dates.  The period until the option is exercisable is known as the lockout period.  If the advance is put at the end of the lockout period, the member can borrow an advance product of the member’s choice at the then-prevailing market rates and at the then-existing terms and conditions.

(b) Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship.  (See Tables 9.1 — 9.7).  No advances were designated under the FVO.  We typically hedge fixed-rate advances in order to convert fixed-rate cash flows to LIBOR-indexed cash flows with interest rate swaps.

Fair value basis adjustments — The basis adjustments primarily represent the LIBOR benchmark fair values of advances hedged under a qualifying benchmark hedge.  The carrying values of our advances included $4.0 billion of fair value basis gains at September 30, 2012, almost unchanged from December 31, 2011, and these were consistent with the higher contractual coupons of long- and medium-term fixed-rate hedged advances at the two balance sheet dates, compared to current advance pricing at balance sheet dates.  These advances had been issued in prior years at the then-prevailing higher interest rate environment.  In a lower interest rate environment, fixed-rate advances will exhibit net unrealized fair value basis gains.  Decline in outstanding hedged advances resulted in a decline in fair value basis (volume effect).  The forward swap curve has steadily flattened through 2012, and rates have declined at September 30, 2012 along almost the entire length of the curve relative to December 31, 2011, causing fair values of advances to increase (interest rate effect) and offset the volume effects.  Taken together, the fair value basis adjustment to the carrying value of hedged advances remained materially unchanged.

The following graph compares the swap curves at September 30, 2012 and December 31, 2011.

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

Advances — Call Dates and Exercise Options

The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that we control.  Put dates are organized by date of first put (dollars in thousands):

Table 4.9:               Advances by Put Date/Call Date (a)

	September 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Due or putable\callable in one year or less (b)	$42,871,203	58.01%	$36,896,233	55.07%
Due or putable after one year through two years	8,174,899	11.06	6,689,684	9.99
Due or putable after two years through three years	5,099,699	6.90	6,540,378	9.76
Due or putable after three years through four years	9,748,157	13.19	5,906,310	8.82
Due or putable after four years through five years	3,678,719	4.98	7,432,042	11.09
Due or putable after five years through six years	1,637,161	2.22	1,524,143	2.28
Thereafter	2,691,241	3.64	2,000,112	2.99

Total par value	73,901,079	100.00%	66,988,902	100.00%

Discount on AHP advances	—		(15)
Hedging adjustments	3,963,180		3,874,890

Total	$77,864,259		$70,863,777

(a) Contrasting advances by contractual maturity dates (See Tables 4.1 — 4.10) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  Advances borrowed by members included a significant amount of putable advances in which we purchased from members the option to terminate advances at agreed-upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates.  When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.  This is best illustrated by the fact that on a contractual maturity basis, 12.3% of advances would mature after five years, while on a put basis, the percentage declined to 5.9% at September 30, 2012.

(b) There were no callable advances at September 30, 2012.  Members have purchased the option to terminate advances.

The following table summarizes notional amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (in thousands):

Table 4.10:        Putable and Callable Advances

	September 30, 2012 (a)	December 31, 2011 (a)
Putable	$16,867,912	$18,324,162
No-longer putable	$2,021,500	$2,217,500
Callable	$—	$325,000

(a) Par value

Member borrowings have been weak for putable advances, which are typically medium- and long-term.  Maturing advances with put features have been replaced by plain vanilla advances.

Investments

We maintain investments for our liquidity purpose, including to fund stock repurchases and redemptions, provide additional earnings, and ensure the availability of funds to meet the credit needs of our members.  We also maintain longer-term investment portfolios, which are principally mortgage-backed securities issued by government-sponsored enterprises (“GSEs”), a smaller portfolio of MBS issued by private enterprises and securities issued by state or local housing finance agencies.  For more information, see our most recent Form 10-K filed on March 23, 2012.

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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments).  No securities classified as available-for-sale were OTTI (dollars in thousands):

Table 5.1:               Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2012	2011	Variance	Variance

State and local housing finance agency obligations (a)	$747,210	$779,911	$(32,701)	(4.19)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,509,988	3,133,469	(623,481)	(19.90)
Held-to-maturity securities, at carrying value	10,927,458	9,343,894	1,583,564	16.95
Total securities	14,184,656	13,257,274	927,382	7.00

Grantor trust (b)	9,618	9,167	451	4.91
Securities purchased under agreements to resell	200,000	—	200,000	NM
Federal funds sold	9,946,000	970,000	8,976,000	NM

Total investments	$24,340,274	$14,236,441	$10,103,833	70.97%

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

For more information about our exposure to European countries from investments in Federal funds sold, see Table 5.11 and accompanying discussions about our controls and procedures with respect to unsecured lending.

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

Mortgage-Backed Securities — By Issuer

Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):

Table 5.2:               Held-to-Maturity Mortgage-Backed Securities — By Issuer

	September 30,	Percentage	December 31,	Percentage
	2012	of Total	2011	of Total

U.S. government sponsored enterprise residential mortgage-backed securities	$6,229,285	57.01%	$6,473,587	69.28%
U.S. agency residential mortgage-backed securities	71,393	0.65	89,586	0.96
U.S. government sponsored enterprise commercial mortgage-backed securities	4,068,587	37.23	2,093,447	22.40
U.S. agency commercial mortgage-backed securities	18,222	0.17	34,447	0.37
Private-label issued securities backed by home equity loans	285,853	2.61	313,849	3.36
Private-label issued residential mortgage-backed securities	116,507	1.07	185,097	1.98
Private-label issued securities backed by manufactured housing loans	137,611	1.26	153,881	1.65
Total Held-to-maturity securities-mortgage-backed securities	$10,927,458	100.00%	$9,343,894	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — Our conservative purchasing practices over the years are evidenced by the high concentration of MBS issued by the GSEs.  Privately issued mortgage-backed securities made up the remaining 4.9% and 7.0% at September 30, 2012 and December 31, 2011.  In the first nine months, we acquired $3.4 billion of GSE or Agency issued MBS, primarily pass-through CMOs, versus pay downs of $1.8 billion in the 2012 period.  In the 2011 period, we acquired $2.8 billion of GSE and Agency MBS versus pay downs of $1.7 billion.  No private label MBS were purchased in any periods in this report.

Local and housing finance agency bonds — We have investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity.  Investments in HFA bonds help to fund mortgages that finance low- and moderate-income housing.  In the first nine months of 2012, pay downs totaled $33.2 million and no securities were purchased.  In the 2011 period, we purchased $69.0 million of securities versus pay downs of $34.9 million.

Available-for-sale securities — Any investment we might sell before maturity is classified as available-for-sale (“AFS”).  We carry such investments at fair value.  Fair value changes are recorded in AOCL until the security is sold or is anticipated to be sold.  The composition of the FHLBNY’s available-for-sale securities was as follows (dollars in thousands):

Table 5.3:               Available-for-Sale Securities Composition

	September 30,	Percentage	December 31,	Percentage
	2012	of Total	2011	of Total

Fannie Mae	$1,565,014	62.35%	$1,942,230	61.99%
Freddie Mac	888,367	35.39	1,125,609	35.92
Ginnie Mae	56,607	2.26	65,630	2.09
Total AFS mortgage-backed securities	2,509,988	100.00%	3,133,469	100.00%
Grantor Trust - Mutual funds	9,618		9,167
Total AFS portfolio	$2,519,606		$3,142,636

All of the mortgage-backed securities in the AFS portfolio were issued by Fannie Mae, Freddie Mac or a U.S. agency.  Funds in the grantor trust are invested in fixed-income and equity registered mutual funds. In the first nine month in 2012, MBS pay downs were $631.2 million, and no MBS was acquired.  In the same period in 2011, we did not purchase any MBS for the AFS portfolio as market yields did not meet our risk/reward preferences. Pay downs in that period totalled $639.9 million.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.4:               External Rating of the Held-to-Maturity Portfolio

	September 30, 2012
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Long-term securities
Mortgage-backed securities	$58,462	$10,603,490	$75,387	$50,551	$139,568	$10,927,458
State and local housing finance agency obligations	65,000	635,580	—	46,630	—	747,210

Total Long-term securities	$123,462	$11,239,070	$75,387	$97,181	$139,568	$11,674,668

	December 31, 2011
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Long-term securities
Mortgage-backed securities	$100,639	$8,933,445	$70,925	$76,205	$162,680	$9,343,894
State and local housing finance agency obligations	69,741	663,540	—	46,630	—	779,911

Total Long-term securities	$170,380	$9,596,985	$70,925	$122,835	$162,680	$10,123,805

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

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.5:               External Rating of the Available-for-Sale Portfolio

	September 30, 2012
	AAA-rated (a)	AA-rated (a)	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$—	$2,509,988	$—	$—	$—	$2,509,988
Other - Grantor trust	—	—	—	—	9,618	9,618

Total Available-for-sale securities	$—	$2,509,988	$—	$—	$9,618	$2,519,606

	December 31, 2011
	AAA-rated (a)	AA-rated (a)	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$—	$3,133,469	$—	$—	$—	$3,133,469
Other - Grantor trust	—	—	—	—	9,167	9,167

Total Available-for-sale securities	$—	$3,133,469	$—	$—	$9,167	$3,142,636

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.6:               Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2012		December 31, 2011
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate

Mortgage-backed securities
Due after one year through five years	$75,850	1.69%	$972	6.25%
Due after five years through ten years	4,401,539	3.02	2,886,147	3.67
Due after ten years	9,003,897	1.54	9,649,520	1.94

Total mortgage-backed securities	$13,481,286	2.02%	$12,536,639	2.34%

Adverse Case Scenario

We evaluated our OTTI private-label MBS under a base case (or best estimate) scenario, and also performed a cash flow analysis for each of those securities under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  In instances where forecasted credit OTTI would exceed fair values, we have limited the recognition of credit OTTI in the base case and in the adverse case to the bond’s amortized cost.  Amount capped in the determination of OTTI charges were not significant in any periods in this report.

The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 5.7:               Base and Adverse Case Stress Scenarios (a)

	As of September 30, 2012
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
RMBS Prime	$7,987	$195	$7,987	$256
HEL Subprime	45,891	420	45,891	3,184
Total Securities	$53,878	$615	$53,878	$3,440

	As of September 30, 2011
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
RMBS Prime	$11,874	$81	$11,874	$258
HEL Subprime	36,700	979	36,700	2,187
Total Securities	$48,574	$1,060	$48,574	$2,445

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

Non-Agency Private label mortgage — and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.8:               Non-Agency Private Label Mortgage — and Asset-Backed Securities

	September 30, 2012			December 31, 2011
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$108,938	$3,457	$112,395	$177,687	$3,621	$181,308
Alt-A	4,259	2,689	6,948	4,794	2,931	7,725
Total PL RMBS	113,197	6,146	119,343	182,481	6,552	189,033

Home Equity Loans
Subprime	324,551	62,291	386,842	352,836	69,283	422,119

Manufactured Housing Loans
Subprime	137,626	—	137,626	153,898	—	153,898
Total UPB of private-label MBS (b)	$575,374	$68,437	$643,811	$689,215	$75,835	$765,050

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

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.9:     PLMBS by Year of Securitization and External Rating

	September 30, 2012
	Unpaid Principal Balance									Total
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$17,841	$—	$—	$—	$—	$17,841	$17,174	$(35)	$17,449	$(81)
2005	22,885	—	—	—	—	22,885	21,997	—	23,056	—
2004 and earlier	71,669	39,374	3,458	5,858	22,979	—	71,471	(192)	72,737	—
Total RMBS Prime	112,395	39,374	3,458	5,858	22,979	40,726	110,642	(227)	113,242	(81)
Alt-A
2004 and earlier	6,948	6,948	—	—	—	—	6,948	(429)	6,527	—
Total RMBS	119,343	46,322	3,458	5,858	22,979	40,726	117,590	(656)	119,769	(81)
HEL
Subprime
2004 and earlier	386,842	12,422	74,943	78,071	42,076	179,330	350,975	(24,289)	334,509	(370)
Manufactured
Housing Loans
Subprime
2004 and earlier	137,626	—	137,626	—	—	—	137,611	(3,687)	134,073	—
Total PLMBS	$643,811	$58,744	$216,027	$83,929	$65,055	$220,056	$606,176	$(28,632)	$588,351	$(451)

	December 31, 2011
	Unpaid Principal Balance									Total
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$24,960	$—	$—	$—	$—	$24,960	$24,401	$(260)	$24,141	$(315)
2005	39,469	—	—	—	10,062	29,407	38,267	(494)	37,822	—
2004 and earlier	116,879	77,299	3,621	—	32,203	3,756	116,411	(439)	117,885	—
Total RMBS Prime	181,308	77,299	3,621	—	42,265	58,123	179,079	(1,193)	179,848	(315)
Alt-A
2004 and earlier	7,725	7,725	—	—	—	—	7,726	(904)	6,831	—
Total RMBS	189,033	85,024	3,621	—	42,265	58,123	186,805	(2,097)	186,679	(315)
HEL
Subprime
2004 and earlier	422,119	16,086	84,886	80,392	50,743	190,012	387,990	(51,415)	338,378	(476)
Manufactured
Housing Loans
Subprime
2004 and earlier	153,898	—	153,898	—	—	—	153,881	(8,387)	145,494	—
Total PLMBS	$765,050	$101,110	$242,405	$80,392	$93,008	$248,135	$728,676	$(61,899)	$670,551	$(791)

(a) Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Weighted-average market price offers an analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.

Table 5.10:        Weighted-Average Credit Support of PLMBS

	September 30, 2012
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	4.05%	4.47%	13.52%
2005	2.39	5.58	4.74
2004 and earlier	1.65	5.01	2.50
Total RMBS Prime	2.18	5.04	4.70
Alt-A
2004 and earlier	12.41	36.00	7.92
Total RMBS	2.78	6.85	4.89
HEL
Subprime
2004 and earlier	58.31	30.18	16.26
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	28.21	3.25
Total Private-label MBS	56.93%	25.43%	11.37%

	December 31, 2011
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	3.81%	4.91%	10.46%
2005	2.39	4.55	3.55
2004 and earlier	1.57	4.30	1.51
Total RMBS Prime	2.06	4.44	3.19
Alt-A
2004 and earlier	11.73	34.33	9.90
Total RMBS	2.45	5.66	3.46
HEL
Subprime
2004 and earlier	58.08	30.99	16.90
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	27.70	3.19
Total Private-label MBS	52.77%	24.07%	10.82%

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

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as certificates of deposit, unsecured overnight and term Federal funds sold to highly rated financial institutions, and secured overnight transactions, under securities purchased with agreement to resell.  These investments provide the liquidity necessary to meet members’ credit needs.  Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity.  We may also invest in certificates of deposit with maturities not exceeding 270 days, issued by major financial institutions, and would be designated as held-to-maturity and recorded at amortized cost.

Securities purchased with agreement to resell — Beginning in the 2012 third quarter, we have entered into secured financing agreements with certain highly-rated counterparties that involve the lending of cash, against which securities are taken as collateral.  The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral as well as the credit quality of the counterparty.  The collateral is typically in the form of a highly-rated marketable security, and the FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined threshold.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  The FHLBNY does not have the right to repledge the securities received.  Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.

Federal funds sold — We invest in overnight and short-term federal funds with highly rated financial institutions, allowing us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.  During 2012 and 2011, all investments in Federal funds sold were overnight.

We actively monitor our credit exposures and the credit quality of its our counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, and sovereign support as well as related market signals.  As a result of these monitoring activities, we limit or suspend existing exposures, as appropriate.  In addition, we are required to manage our unsecured portfolio subject to regulatory limits, prescribed by the FHFA, our regulator.  The FHFA regulations include limits on the amount of unsecured credit that may be extended to a counterparty, or a group of affiliated counterparties, based upon a percentage of eligible regulatory capital and the counterparty’s overall credit rating.  Under these regulations, the level of eligible regulatory capital is determined as the lesser of the FHLBNY’s regulatory capital or the eligible amount of regulatory capital of the counterparty determined in accordance with FHFA regulation.  The eligible amount of regulatory capital is then multiplied by a stated percentage. The stated percentage that the FHLBNY may offer for term extensions, which are comprised of on- and off-balance sheet and derivative transactions, of unsecured credit ranges from 1% to 15% based on the counterparty’s credit rating.

FHFA regulation also permits the FHLBanks to extend additional unsecured credit, which could be comprised of overnight extensions and sales of Federal funds subject to continuing contract (we have no continuing arrangements).  Our total unsecured overnight exposure to a counterparty may not exceed twice the regulatory limit for term exposures, resulting in a total exposure limit to a counterparty of 2% to 30% of the eligible amount of regulatory capital based on the counterparty’s credit rating.  As of September 30, 2012, the FHLBNY was in compliance with the regulatory limits established for unsecured credit.

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

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 5.11:        Federal Funds Sold by Domicile of the Counterparty

	September 30, 2012		December 31, 2011		Nine months ended September 30, 2012		Year ended December 31, 2011
Foreign Counterparties	S&P Rating (a)	Moody’s Rating (a)	S&P Rating (a)	Moody’s Rating (a)	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

Australia	AA-	AA2	AA-	AA2	$1,752,602	$1,592,000	$1,002,466	$—
Canada	A to AA-	AA3 to AAA	A to AA-	AA3 to AAA	3,272,145	1,592,000	2,692,626	—
Finland	AA-	AA3	AA-	AA3	645,796	—	479,356	—
France	A to AAA	A2 to AAA	A to AA-	A2	—	—	1,076,986	—
Germany	A+	A2	A+	A2	601,296	980,000	621,959	—
Netherlands	AA	AA2	AA	AA2	1,354,347	1,592,000	738,671	970,000
Norway	A+	A1	A+	A1	923,482	1,023,000	—	—
Sweden	AA-	AA3	AA-	AA3	1,257,960	1,592,000	710,575	—
UK	A	A3	A	A3	—	—	241,370	—

Subtotal					9,807,628	8,371,000	7,564,009	970,000

USA	A to AA-	A2 to AA1	A to AA-	A2 to AA1	1,804,255	1,575,000	935,088	—
Total					$11,611,883	$9,946,000	$8,499,097	$970,000

(a) Ratings as of September 30, 2012.

Table 5.12:        Federal Funds Sold Quarterly Balances

The following table summarizes average balances and outstanding balances of Federal funds sold in each of the quarters in 2011 and in the nine months ended September 30, 2012:

	Federal Funds Sold (In millions)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

2012	$10,559	$7,575	$12,071	$7,439	$12,199	$9,946	$—	$—
2011	$7,347	$5,093	$8,502	$4,475	$9,506	$4,964	$8,617	$970

Table 5.13:        Cash Balances at the Federal Reserve Banks

In addition, we maintained liquidity at the Federal Reserve Banks (“FRB”).  The following table summarizes average balances and outstanding balances at the FRB in each of the quarters in 2011 and through September 30, 2012:

	Cash Balances with Federal Reserve Banks (In millions)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

2012	$374	$389	$113	$910	$194	$2,895	$—	$—
2011	$97	$2,950	$132	$5,541	$588	$4,737	$2,296	$10,870

At December 31, 2011, we deposited our excess liquidity at the Federal Reserve Banks rather than on an unsecured basis at a financial institution over the year-end.

Cash collateral pledged — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  We generally execute derivatives with major financial institutions and enter into bilateral collateral agreements.  When our derivatives are in a net unrealized loss position, as a liability from our perspective, counterparties are exposed and we would be called upon to post cash collateral to mitigate the counterparties’ credit exposure.  Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed-upon thresholds.  Typically, such cash deposit pledges earn interest at the overnight Federal funds rate.  At September 30, 2012 and December 31, 2011, we had deposited $2.8 billion and $2.6 billion in interest-earning cash as pledged collateral to derivative counterparties.  For more information, see Tables 9.1 — 9.7.

Fair values of investment securities

To compute fair values at September 30, 2012 and December 31, 2011, four vendor prices were received for substantially all of our MBS holdings and substantially all of those prices fell within the specified thresholds.

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

The valuation of our private-label mortgage-backed securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy.  Consistent with the classification of held-to-maturity (“HTM”) portfolio, private-label mortgage-backed securities were recorded in the balance sheet at their carrying values, which is the same as its amortized cost, unless the security is determined to be OTTI.  In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.  At September 30, 2012, the carrying values of HTM securities determined to be OTTI were written down to $7.4 million, its fair value, and was classified on a non-recurring basis within the Level 3 valuation hierarchy.

For a comparison of carrying values and fair values of mortgage-backed securities, see Notes 5 and 6 to the financial statements accompanying this report.  For more information about the corroboration and other analytical procedures performed, see Note 17. Fair Values of Financial instruments in this Form 10-Q, and also Note 1. Significant Accounting Policies and Estimates in our most recent Form 10-K filed on March 23, 2012.

Mortgage Loans Held-for-Portfolio

The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We do not expect the MPF loans to increase substantially, and we provide this product to members as another alternative for them to sell their mortgage production.

The following table summarizes MPF loan by product types (par values, in thousands):

Table 6.1:               MPF by Loss Layers

	September 30, 2012	December 31, 2011

Original MPF (a)	$428,273	$382,504
MPF 100 (b)	12,768	16,399
MPF 125 (c)	905,226	582,153
MPF 125 Plus (d)	321,252	394,052
Other	54,711	24,753
Total MPF Loans	$1,722,230	$1,399,861

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

Mortgage Loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:               Mortgage Loans — Conventional and Insured Loans

	September 30, 2012	December 31, 2011

Federal Housing Administration and Veteran Administration insured loans	$54,544	$24,507
Conventional loans	1,667,519	1,375,108
Others	167	246

Total par value	$1,722,230	$1,399,861

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

The portion of the credit enhancement that is an obligation of the PFI must be fully secured with pledged collateral.  A portion of the credit enhancement may also be covered by insurance, subject to limitations specified in the Acquired Member Assets regulation.  Each member or housing associate (at this time, we have no housing associates as a PFI) that participates in the MPF program must meet our established financial performance criteria.  In addition, we perform financial reviews of each approved PFI annually.  Housing Associate are entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) chartered under law and have succession, (iii) subject to inspection and supervision by a governmental agency, and (iv) lend their own funds as their principal activity in the mortgage field.

The FHLBNY computes the provision for credit losses without considering the credit enhancement features (except the “First Loss Account”) accompanying the MPF loans to provide credit assurance to the FHLBNY.  CE Fees are paid on a pool level, and if the pool runs down, the amount of future CE fees would shrink in line.  For more information, see Note 8. Mortgage Loans Held-for-Portfolio.

Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  Below is our MPF loan concentration:

Table 6.3:               Concentration of MPF Loans

	September 30, 2012		December 31, 2011
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	70.4%	60.4%	71.6%	62.9%

Table 6.4:               Top Five Participating Financial Institutions — Concentration (par values, dollars in thousands)

	September 30, 2012
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$322,011	18.70%
Astoria Federal Savings and Loan Association	294,499	17.10
Investors Bank	165,844	9.63
OceanFirst Bank	84,148	4.89
Elmira Savings Bank	74,948	4.35
All Others	780,613	45.33

Total (a)	$1,722,063	100.00%

	December 31, 2011
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$394,865	28.21%
Astoria Federal Savings and Loan Association	241,727	17.27
Investors Bank	87,935	6.28
OceanFirst Bank	69,199	4.95
Watertown Savings Bank	54,287	3.88
All Others	551,602	39.41

Total (a)	$1,399,615	100.00%

(a) Totals do not include CMA loans.

Table 6.5:               Roll-Forward First Loss Account (in thousands)

	Nine months ended	Year ended
	September 30, 2012	December 31, 2011

Beginning balance	$13,622	$11,961

Additions	4,460	2,784
Resets(a)	(8)	(715)
Charge-offs	(380)	(408)
Ending balance	$17,694	$13,622

(a)         For the Original MPF, MPF 100, MPF 125 and MPF Plus products, the Credit Enhancement is periodically recalculated.  If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

Table 6.6:               Second Losses and SMI Coverage (in thousands)

	September 30, 2012	December 31, 2011

Second Loss Position (a)	$51,180	$35,862

SMI Coverage - NY share only (b)	$17,593	$17,593

SMI Coverage - portfolio (b)	$17,958	$17,958

(a) Increase due to increase in overall outstanding balance of MPF.

(b) SMI coverage has remained unchanged because no new master commitments have been added under the MPF Plus Program.

Loan Modifications

The MPF program’s temporary loan payment modification plan for participating PFIs was initially available until December 31, 2011 and has been extended through December 31, 2013.  This modification plan is available to homeowners currently in default or imminent danger of default.  The modification plan states specific eligibility requirements that have to be met and procedures the PFIs have to follow to participate in the modification plan.  As of September 30, 2012, only 3 MPF loans had been modified under this plan.

Accrued interest receivable

Other assets

Accrued interest receivable was $238.0 million at September 30, 2012, compared to $223.8 million at December 31, 2011.  Accrued interest receivable was comprised primarily from advances and investments.  Other assets included prepayments and miscellaneous receivables, and were $11.8 million at September 30, 2012, compared to $13.4 million at December 31, 2011.

Deposit Liabilities and Other Borrowings

Deposit liabilities consisted of member deposits, and from time to time may also include deposits from governmental institutions.  Member deposits do not represent a significant source of liquidity.

Member deposits — We operate deposit programs for the benefit of our members.  Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market.  Members’ liquidity preferences are the primary determinant of the level of deposits.  Deposit balances have fluctuated during 2012.  Compared to total deposits of $2.1 billion at December 31, 2011, deposit balances declined to $1.8 billion at September 30, 2012, almost unchanged from the balance at June 30, 2012.  Deposits at March 31, 2012 had increased to $3.5 billion, due to one member that had maintained a deposit of $1.4 billion at March 31, 2012 to collateralize short-term transactions.

Borrowings from other FHLBanks — We may borrow from other FHLBanks, generally for a period of one day and at market terms.  There were no significant borrowings in any periods in this report.

Debt Financing Activity and Consolidated Obligations

Consolidated obligations, which consist of consolidated bonds and consolidated discount notes, are the joint and several obligations of the FHLBanks and the principal funding source for our operations.  Discount notes are consolidated obligations with maturities of up to 365 days, and consolidated bonds have maturities of one year or longer.  Member deposits, capital and, to a lesser extent, borrowings from other FHLBanks are also funding sources. A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations.  Please see Table 7.11 for our credit ratings.

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

Highlights — Performance of FHLBank debt

Our primary source of funds continued to be the issuance of consolidated bonds and discount notes.  Consolidated obligation debt outstanding at September 30, 2012 has increased, relative to December 31, 2011, in parallel with higher balance sheet assets.

The FHLBank debt remained in demand by investors at reasonable pricing, and has withstood the general concerns about the debt ceiling in the U.S., and the rating agency downgrades and the generally fragile conditions in the bond markets.  As investor fears subsided to a degree regarding the European debt crisis and monetary policy relaxed, swap spreads to our debt further tightened in September 2012, resulting in the highest cost of funding this year.  Similar to bonds, funding costs of discount notes were higher.

The low 3-month LIBOR has compressed margins for our debt and specifically for our short-term debt.  Typically, we execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little room for achieving a sub-LIBOR spread that would be ascribed to the high-quality FHLBank consolidated obligation bonds.  Because we make extensive use of derivatives to restructure fixed rates on consolidated bonds to sub-LIBOR floating rate, the relationship between swaps rates and bond and discount note yields is an important economic indicator.  The 3-month LIBOR, a key index in the intermediation between swap rates and debt yields, has been steadily declining through the first nine months of 2012.  The 3-month LIBOR was 36 basis points at September 30, 2012, which declined from 46 basis points at June 30, 2012 and 58 basis points at December 31, 2011.  As a result, on a LIBOR swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds.  Longer-term bond pricing remained prohibitively expensive, as investors were reluctant to take the risk of locking in long-term investments without a step-up option, which would protect their investment yields when rates eventually rise.

Consolidated obligation bonds

September 2012 - The weighted average cost of new issuance of TAPs in September 2012 increased by 7.6 bps from August’s level to 3-month LIBOR (“3ML”) minus 5.3 bps, the highest level in twelve months.  Negotiated bullet with maturities of 1-year or less improved by 2.1 bps from August’s recent high level to 3ML minus 16.0 bps.

Callable FHLBank bonds were also in demand.  Certain callable bonds are issued and swapped contemporaneously with a cancellable swap; for such bonds, their aggregate funding levels increased by 9.7 bps from August’s level to 3ML minus 20.0 bps, versus minus 32 bps in August, the highest monthly average since June 2011.  The callable bonds are typically issued with very short lock-out periods, and the investor acquires the bond with the expectation that the bonds get called and the investor would have made a yield pick-up relative to a lower yielding equivalent maturity discount note.  Callable bonds are also offered through the standard auction program, and costs averaged 3ML minus 12.2 bps during September, an 8.4 bps increase, compared to August and the highest monthly average since June 2012.

June 2012 — Funding costs increased for all bond types.  The aggregate pricing levels of FHLBank issued consolidated bonds, on a LIBOR basis, was around 3ML minus 26.2 bps, and aggregate funding levels for FHLBank “bullet” bonds with maturities in the 1- and 2-year sector increased by as much as 5 bps in all maturity buckets, from the previous month.  The weighted average cost for TAPs in June 2012 was 3ML minus 10.2 bps.  The cost of negotiated bullet increased also increased to 3ML minus 21.7 bps.

Aggregate funding levels for swapped callable bonds improved to 3-month LIBOR minus 37.1 bps.  Callables with 1-month lockouts were in demand, and the funding costs averaged 3ML minus 37 bps.  Funding cost for bonds with lockouts between 3- and 9-months was 3ML minus 23 bps.  Cost of bonds with lockouts of 1-year or greater increased to a weighted average spread of 3ML minus 2 basis points in June 2012 from 3ML minus 11 bps in May 2012.

March 2012 — TAP bond performance continued to benefit from the flight to quality trend driven by global credit events, particularly the European debt crisis.  Investors appeared to have diversified into the U.S. bond market, particularly Treasuries and to lesser extent, Agency issued bonds.  The FHLBank bonds benefitted as investors eager for diversification amongst agency issuers bid up prices of smaller volume FHLBank bonds because of declining issuances by FHLBanks due to declining FHLBank balance sheets.  Price performance of the FHLBank’s shorter-term TAP issuance was in line with other agency “benchmark” security issuance.  However, TAPs of 5-year and longer outperformed the other Agency benchmarks of similar maturities.  As a result, yields declined, and spread to 3ML LIBOR improved.  The improvements were particularly significant in the March quarter for short maturity bullet funding costs versus 3ML, although we saw a slight reversal of the positive trends in funding levels at the end of the March quarter.  In early part of the first quarter, 1-year bullets funded near 3ML minus 30 basis points, comparable to levels achieved during the initial flight to quality during the European credit crisis in 2010.  With investors demanding higher rates for discount notes, spreads compressed for FHLBank discount notes, and funding increased for alternatives to discount notes, such as short lockout callables and step-up bonds.  Auctioned callable spreads to 3-month LIBOR were close to their widest in March 2012 over the preceding eleven months.  FHLBank floaters indexed to LIBOR (3-month LIBOR and 1-month LIBOR) and to the Federal funds effective rate were priced better from the FHLBank’s perspective, and spreads were also better in March 2012 over the preceding 11 months.  Investor demand for the simple 3-month LIBOR floaters continued to be relatively low, and issuance was mainly made up of bonds indexed to Fed Funds.  The impact of the FRB’s “Maturity Extension Program” (Operations Twist) launched in September 2011 had its desired impact on longer-dated FHLBank bonds, driving rates down for maturities of 7 years and out, and rates up, albeit slightly, in the short-end of the FHLBank bond yield curve.

Consolidated obligation discount notes

Over the course of the year, discount note spreads to LIBOR have exhibited a fairly consistent narrowing trend across the money market curve.  Treasury bill issuance patterns are a major factor in pricing and thus have a strong impact on investor demand for FHLB discount notes.  This relationship has been demonstrated recently. Near term increases in net supply of Treasury bills have pushed Discount Note yields higher, especially in the very front-end of the curve.

September 2012 — Despite elevated repo levels, investor orders for overnight maturity discount notes remained healthy, and given the strong demand, the FHLBank issued discount notes priced the overnight bucket at the lowest possible 0.001% re-offer on the majority of issuances through the FHLBank discount note window program.  Funding levels were also attractive in the 1- to 3-week categories as quarter-end spurred investor demand for short-term paper.  Issuance was concentrated in the 2- to 4-month sectors; spreads were tighter compared to August 2012.  In general, however, FHLBank discount note spreads to LIBOR deteriorated across all other sectors and the cost of funding was higher in September.

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

Repo rates are generally considered a market benchmark, and a competing investment product to FHLBank issued discount notes.  Overnight Treasury repo rates averaged about 25 bps.  Increased Repo levels had multiple implications for FHLBank issued discount notes.  First, dealers used Repo as a financing vehicle, so they were less likely to underwrite securities, like discount notes, that would create a negative carrying cost to the dealer.  In addition, as FHLBank discount notes competed with Repo for investor dollars, the low yields from FHLBank issued discount notes made it harder to attract investor participation.  This impacted mostly the 3- to 12-month maturities, and dealers and investors preferred to buy maturities 1-month and in rolling overnight issuances.

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

Consolidated obligation bonds

The following summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:               Consolidated Obligation Bonds by Type

	September 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$51,799,315	80.87%	$47,108,685	71.02%
Fixed-rate, callable	800,000	1.25	1,935,610	2.92
Step Up, callable	781,000	1.22	950,000	1.43
Step Down, callable	40,000	0.06	—	—
Single-index floating rate	10,635,000	16.60	16,335,000	24.63

Total par value	64,055,315	100.00%	66,329,295	100.00%

Bond premiums	118,961		145,869
Bond discounts	(24,785)		(26,459)
Hedge basis adjustments	907,860		979,013
Hedge basis adjustments on terminated hedges	63,293		201
Fair value option valuation adjustments and accrued interest	15,209		12,603

Total Consolidated obligation-bonds	$65,135,853		$67,440,522

Fair value basis of terminated hedges: $63.3 million — In the 2012 third quarter we terminated long-term hedges of certain long-fixed-rate bonds, and the fair value basis adjustments at the termination dates are being amortized as a yield adjustment on the unhedged bonds.

Funding strategies — Consolidated obligation bonds

The principal tactical funding strategy changes employed in executing issuances of FHLBank bonds are outlined below:

•                  Floating rate bonds — We have judiciously issued floating-rate bonds indexed to the 1-month LIBOR, the Prime rate and Federal funds rate and by swapping them back to 3-month LIBOR, we have created synthetic LIBOR funding at relatively attractive spreads.  Such floating bonds were generally for terms 3 years or less.  Maturing floating rate bonds were replaced by fixed-rate non callable bonds and the category declined at September 30, 2012, compared to December 31, 2011.

•                  Callable-bonds — FHLBank longer-term fixed-rate callable bonds have not been an attractive investment asset for investors over the last several years, and have been under price pressure.  With a callable bond, we purchase a call option from the investor and the option allows us to terminate the bond at predetermined call dates at par.  When we purchase the call option from investors, it typically improves the yield to the investor, who has traditionally been receptive to callable-bond yields.  This category has declined at September 30, 2012, relative to December 31, 2011, primarily due to lower funding needs for callable debt in line with the decline in member demand for putable advances.

•                  Non-callable bonds — Non-callable bonds were our primary funding vehicle.  Issuances of non-callable debt are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals.  As issuance of floating-rate bonds and callable bonds declined, issuance of fixed-rate bonds increased at September 30, 2012, relative to December 31, 2011.

Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (par amounts, in thousands):

Table 7.2:                                       Transferred and Retired Debt

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Debt transferred to another FHLBank	$—	$—	$—	$150,000
Debt extinguished	$60,635	$—	$269,125	$354,710

We retired $60.6 million of our debt in the 2012 third quarter, and took a charge of $4.5 million.  In the first nine months, we retired $269.1 million of debt and charged $24.1 million to earnings in the 2012 period; in the 2011 period, the charge was $55.2 million.

The FHLBNY typically retires debt to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.  When assets are prepaid ahead of their expected or contractual maturities, the FHLBNY also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns.  Bond retirement typically requires a payment of a premium resulting in a loss.  The FHLBNY typically receives prepayment fees when assets are prepaid, making us economically whole.  When debt is retired by transferring to another FHLBank, the re-purchases are also at negotiated market rates.  Debt extinguished other than through a transfer (to another FHLBank) is re-purchased from investors through bond dealers.

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

Fair value basis and valuation adjustments — they represent (1) the LIBOR benchmark fair values at the balance sheet measurement dates of bonds hedged under a qualifying benchmark fair value hedge, and (2) the full fair value basis of bonds elected under the FVO at the balance sheet dates.  The carrying values of our consolidated obligation bonds included $907.9 million and $979.0 million of hedge basis losses at September 30, 2012 and December 31, 2011, and these were consistent with the higher contractual coupons of long- and intermediate-term fixed-rate hedged bonds, compared to FHLBank debt pricing at the two balance sheet dates.  We use interest rate derivatives to hedge the risk of changes in the benchmark rate, which we have designated as LIBOR, which is also the discounting basis for computing changes in fair values of bonds fair value qualifying hedges.  Most of the hedged bonds were fixed-rate, and had been issued in prior years at the then prevailing higher interest rate environment.  In a lower interest rate environment in 2012 and 2011, these fixed-rate bonds exhibited unrealized fair value basis losses.  Fair value basis losses were not significant, relative to their par values, because the terms to maturity of the hedged bonds were, on average, short- and medium-term.  The period-over-period net fair value basis losses of hedged bonds remained almost unchanged because we have continued to replace maturing and called short-term and medium-term hedged bonds with equivalent term bonds.

Hedge volume — Tables 7.3 — 7.5 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.3:               Bonds Hedged under Qualifying Hedges (in thousands)

	Consolidated Obligation Bonds
Par Amount	September 30, 2012	December 31, 2011
Qualifying Hedges (a)
Fixed-rate bullet bonds (b)	$31,304,830	$30,217,830
Fixed-rate callable bonds (c)	1,356,000	1,380,610
	$32,660,830	$31,598,440

(a)         Under hedge accounting rules.

(b)         The increase is primarily due to increased issuance of fixed-rate non-callable bonds.  The hedges effectively convert the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR.

(c)          This category is consolidated obligation bonds that have been designated under a qualifying hedge, and does not include bonds issued that have been designated under the FVO, or those that have been hedged under an economic hedge.  We have opted to designate short-term, fixed-rated callable debt under the FVO, instead of designating them in a qualifying fair value hedge, and the balance hedged under a qualifying hedge has remained almost unchanged, when such debt matures, or are called, they are replaced and again designated under the FVO.

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

The following table summarizes par amounts of bonds under the FVO (in thousands):

Table 7.4:               Bonds under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2012	December 31, 2011

Bonds designated under FVO	$14,228,000	$12,530,000

Bonds designated under the FVO were economically hedged by interest rate swaps.  We have elected to designated greater amounts of consolidated obligation bonds under the FVO, and have hedged them on an economic basis rather than designating the bonds as qualifying fair value hedges.  For such bonds, we could not assert with certainty that a fair value hedge would remain effective through to their maturity.

Economically hedged bonds - We may also decide that the operational cost of designating debt under the FVO (or qualifying fair value hedge accounting) outweighed the accounting benefits.  To mitigate the economic risk, we would then opt to hedge the debt on an economic basis.  In that scenario, the balance sheet carrying value of the debt would not include fair value basis since the debt would then be recorded at amortized cost.

The following table summarizes the bonds that were economically hedged (in thousands):

Table 7.5:               Economically Hedged Bonds

	Consolidated Obligation Bonds
Par Amount	September 30, 2012	December 31, 2011
Bonds designated as economically hedged
Floating-rate bonds (a)	$7,345,000	$13,570,000
Fixed-rate bonds (b)	85,000	50,000
	$7,430,000	$13,620,000

(a)       Floating-rate debt — Outstanding balances of floating rate bonds indexed to the Federal funds effective rate and the 1-month LIBOR decreased at September 30, 2012.  The bonds were hedged to 3-month LIBOR by the execution of swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR.  The hedge objective was to reduce the basis risk from any asymmetrical changes between 3-month LIBOR and the Prime, Federal funds rate, or the 1-month LIBOR.  Such bonds were hedged by interest-rate swaps with mirror image terms and the swaps were designated as stand-alone derivatives because the operational cost of designating the swaps in a hedge qualifying relationship outweighed the accounting benefits.

(b)       Fixed-rate debt — The interest-rate environment has been relatively stable, allowing our hedges to remain as highly effective hedges; a modest number of fixed-rate bonds were designated as hedged on an economic basis.

Consolidated obligation bonds — maturity or next call date (a)

Swapped callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.6:               Consolidated Obligation Bonds — Maturity or Next Call Date

	September 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$42,256,480	65.96%	$35,799,485	53.97%
Due or callable after one year through two years	11,142,425	17.40	20,516,800	30.93
Due or callable after two years through three years	4,236,320	6.61	3,511,280	5.29
Due or callable after three years through four years	1,929,425	3.01	3,227,190	4.87
Due or callable after four years through five years	869,155	1.36	796,735	1.20
Due or callable after five years through six years	1,162,835	1.82	728,470	1.10
Thereafter	2,458,675	3.84	1,749,335	2.64

Total par value	64,055,315	100.00%	66,329,295	100.00%

Bond premiums	118,961		145,869
Bond discounts	(24,785)		(26,459)
Hedge basis adjustments	907,860		979,013
Hedge basis adjustments on terminated hedges	63,293		201
Fair value option valuation adjustments and accrued interest	15,209		12,603

Total bonds	$65,135,853		$67,440,522

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

The following table summarizes callable bonds outstanding (in thousands):

Table 7.7:               Outstanding Callable Bonds

	September 30, 2012 (a)	December 31, 2011 (a)
Callable	$1,621,000	$2,885,610
Non-Callable	$62,434,315	$63,443,685

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

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.8:               Discount Notes Outstanding

	September 30, 2012	December 31, 2011

Par value	$33,724,217	$22,127,530

Amortized cost	33,715,582	22,121,109
Hedge basis adjustments	—	(1,467)
Fair value option valuation adjustments	2,224	3,683

Total discount notes	$33,717,806	$22,123,325

Weighted average interest rate	0.13%	0.07%

Table 7.9:               Discount Notes under the Fair Value Option (FVO)

Par Amount	September 30, 2012	December 31, 2011

Discount Notes designated under FVO (a)	$1,695,898	$4,917,172

(a)         We also hedged discount notes elected under the FVO as economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR. We accomplished the strategy by the execution of interest rate swaps to mitigate fair value risk.  Because of the very short-term nature of the discount note issuances in 2012, we have not elected the FVO for new issuances of discount notes that replaced maturing notes.

Discount notes — The following table summarizes hedges of discount notes (in thousands):

Table 7.10:        Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2012	December 31, 2011
Discount notes hedged under qualifying hedge (a)	$1,106,000	$3,308,455
Discount notes economically hedged	$—	$201,520

(a)         Discount note issuances have largely been concentrated at the short-end of their maturities, with a significant percentage issued to mature within 3 months; we have determined that it was not necessary to designate discount notes with short-term maturities in a qualifying fair value hedge.

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

On August 2, 2011, Moody’s Investors Service confirmed the Aaa bond rating of the U.S. government following the raising of the U.S. statutory debt limit.  Moody’s also confirmed the long-term Aaa rating on the senior unsecured debt issues of the Federal Home Loan Bank System, the 12 Federal Home Loan Banks, and other ratings Moody’s considers directly linked to the U.S. government.  Additionally, Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly linked to the U.S. government.  On August 5, 2011, S&P lowered its long-term sovereign credit rating on the U.S. to AA+ from AAA.  S&P’s outlook on the long-term rating is negative.  At the same time, S&P affirmed the A-1+ short-term rating on the U.S.  On August 8, 2011, S&P also lowered the long-term rating of the senior unsecured debt issues of the Federal Home Loan Bank System, and 10 of the 12 Federal Home Loan Banks from AAA to AA+.  Two FHLBanks were already rated AA+.  S&P also revised the rating outlook of the debt to negative.  A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years.

FHLBNY Ratings

Table 7.11: FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2012	August 15, 2012	AA+/A-1+	Negative/Affirmed	August 15, 2012	Aaa/P-1	Negative/Affirmed

2011	August 8, 2011	AA+/A-1+	Negative/Affirmed	August 2, 2011	Aaa/P-1	Negative/Affirmed
	July 19, 2011	AAA/A-1+	Negative Watch/Affirmed	July 13, 2011	Aaa/P-1	Negative Watch/Affirmed
	April 20, 2011	AAA/A-1+	Negative/Affirmed

2010	July 21, 2010	AAA/A-1+	Affirmed/Affirmed	June 17, 2010	Aaa/P-1	Affirmed/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Amount outstanding at September 30, 2012 was $168.8 million, compared to $146.2 million at December 31, 2011.  Fluctuations in unpaid interest balance on bonds are due to the timing of accruals outstanding at a point in time, relative to the semi-annual coupon period.

Other liabilities — other liabilities comprised of unfunded pension liabilities, pass through reserves at the FRB held on behalf of our members, commitments and miscellaneous payables.  Amount outstanding was $151.6 million and $136.3 million at September 30, 2012 and December 31, 2011.

Stockholders’ Capital, Retained Earnings, and Dividend

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:               Stockholders’ Capital

	September 30, 2012	December 31, 2011
Capital Stock (a)	$4,870,273	$4,490,601
Unrestricted retained earnings (b)	785,420	722,198
Restricted retained earnings (c)	79,411	24,039
Accumulated Other Comprehensive Income (Loss)	(207,764)	(190,427)

Total Capital	$5,527,340	$5,046,411

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

(b)         Unrestricted retained earnings — Net Income in the nine months ended September 30, 2012 was $276.9 million.  Three dividends paid totaled $158.3 million, and $55.4 million was set aside towards Restricted retained earnings, thus preserving $63.2 million towards Unrestricted retained earnings.  Unrestricted retained earnings grew to $785.4 million at September 30, 2012 from $722.2 million at December 31, 2011.

(c)          Restricted retained earnings — Restricted retained earnings was established in the third quarter of 2011, and has grown to $79.4 million at September 30, 2012.  On February 28, 2011, the Federal Home Loan Bank of New York entered into a Joint Capital Enhancement Agreement (the “Agreement”) with the other 11 Federal Home Loan Banks (collectively, the “FHLBanks”).  The Agreement provides that, upon satisfaction of the FHLBanks’ obligations to make payments related to the Resolution Funding Corporation (“REFCORP”), each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a separate restricted retained earnings account to be established at each FHLBank until the balance of the account equals at least 1% of its average balance of outstanding Consolidated Obligations for the previous quarter.  The one percent restricted retained earnings target would have been $890.5 million if the calculations were based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter as per provisions under the Capital Agreement.

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

The following table summarizes the components of AOCL (in thousands):

Table 8.2:               Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL”)

	September 30, 2012	December 31, 2011

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(66,205)	$(75,849)
Net unrealized gains (losses) on available-for-sale securities (b)	23,306	16,419
Net unrealized (losses) gains on hedging activities (c)	(146,884)	(111,985)
Employee supplemental retirement plans (d)	(17,981)	(19,012)
Total Accumulated other comprehensive income (loss)	$(207,764)	$(190,427)

(a)         OTTI — Non-credit OTTI losses recorded in AOCL declined, primarily due to accretion recorded as a reduction in AOCL and a corresponding addition to the balance sheet carrying values of the OTTI securities.  OTTI losses recorded in the first three quarters of 2012 on previously impaired securities did not result in significant non-credit OTTI because the market pricing of the credit impaired PLMBS was generally greater than the carrying values of the OTTI securities, and further write downs were not necessary.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value gains of MBS securities and a grantor trust fund.  The overall pricing of the portfolio has improved at September 30, 2012 compared to December 31, 2011.

(c)          Cash flow hedges gains and losses — Interest rate swaps in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence for periods up to 15 years.  Fair values of the swaps were in unrealized loss positions primarily due to the adverse change in fair values of $1.1 billion of swaps designated as a hedge of discount notes at September 30, 2012.  Fair value changes will be recorded through AOCL over the life of the hedges for the effective portion of the cash flow hedge strategy.  Ineffectiveness was insignificant and was recorded through earnings.  Discount note expense is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.

The AOCL also included $13.2 million due to realized losses from terminated swaps in cash flow hedge strategy associated with hedges of anticipated issuance of debt.  Amounts recorded in AOCL are being reclassified as an interest expense over the terms of the hedged bonds.  The expense is considered as a yield adjustment to the fixed coupons of the debt.

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

The following table summarizes dividends paid and payout ratios (on all Class B stock: members and non-members):

Table 8.3:               Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2012	September 30, 2011
Cash dividends paid per share	$3.50	$3.69
Dividends paid (a)	$160,023	$165,890
Pay-out ratio (b)	57.80%	103.71%

(a)         In thousands.

(b)         Dividends paid in the period divided by net income for that period.

Dividends are computed based on the weighted average stock outstanding during a quarter, and are declared and paid in the following quarter.

Derivative Instruments and Hedging Activities

Interest rate swaps, swaptions, cap and floor agreements (collectively, derivatives) enable us to manage our exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments.  To a limited extent, we also use interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially lock in funding costs.

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

We use derivatives in three ways: (1) as a fair value or cash flow hedge of an underlying financial instrument or as a cash flow hedge of a forecasted transaction; (2) as intermediation hedges to offset derivative positions (e.g. caps) sold to members; and (3) as an economic hedge, defined as a non-qualifying hedge of an asset or liability and used as an asset/liability management tool.  We use derivatives to adjust the interest rate sensitivity of consolidated obligations to more closely approximate the sensitivity of assets or to adjust the interest rate sensitivity of advances to more closely approximate the sensitivity of liabilities.  In addition, we use derivatives to: (1) offset embedded options in assets and liabilities; (2) hedge the market value of existing assets, liabilities and anticipated transactions; and (3) reduce funding costs.  For additional information, see Note 16. Derivatives and Hedging Activities.  Finance Agency regulations prohibit the speculative use of derivatives.  We do not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits.

The following table summarizes the principal derivatives hedging strategies as of September 30, 2012 and December 31, 2011:

Table 9.1:               Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap	To convert fixed rate on a fixed rate advance to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$35	$111
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$—	$325
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$16,263	$17,439
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,096	$2,507
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$27,812	$30,227
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8

Table 9.2:               Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$85	$50
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$1,306	$1,381
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$50	$—
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$31,305	$30,218
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$—	$202
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate.	Fair Value Hedge	$—	$2,405
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,106	$903
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$7,345	$11,720
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$—	$1,850
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$200	$1,430
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$14,028	$11,100
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$1,696	$4,917

Table 9.3:               Derivative — Balance Sheet Hedging Strategies and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892

Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$530	$550

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

Table 9.4:               Derivatives Financial Instruments by Product

	September 30, 2012		December 31, 2011
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$46,171,069	$(3,968,181)	$50,498,321	$(3,880,147)
Consolidated obligations-fair value hedges	32,660,830	894,122	34,003,896	965,380
Cash Flow-anticipated transactions	1,106,000	(133,664)	903,000	(97,588)
Derivatives not designated as hedging instruments (b)
Advances hedges	43,477	(1,817)	119,329	(4,160)
Consolidated obligations hedges	7,430,000	4,455	13,821,520	(20,264)
Mortgage delivery commitments	66,722	(500)	31,242	270
Balance sheet	1,892,000	3,155	1,892,000	14,927
Intermediary positions hedges	530,000	371	550,000	483
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	14,228,000	13,235	12,530,000	(7,078)
Interest rate swaps-consolidated obligations-discount notes	1,695,898	2,204	4,917,172	(568)

Total notional and fair value	$105,823,996	$(3,186,620)	$119,266,480	$(3,028,745)

Total derivatives, excluding accrued interest		$(3,186,620)		$(3,028,745)
Cash collateral pledged to counterparties		2,782,162		2,638,843
Cash collateral received from counterparties		(8,600)		(40,900)
Accrued interest		(38,247)		(30,233)

Net derivative balance		$(451,305)		$(461,035)

Net derivative asset balance		$14,993		$25,131
Net derivative liability balance		(466,298)		(486,166)

Net derivative balance		$(451,305)		$(461,035)

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

Derivatives Counterparty Credit Ratings

The following table summarizes our derivative counterparty credit rating, and their notional and fair value exposure (in thousands, except number of counterparties):

Table 9.5:               Derivatives Counterparty Notional Balance and Credit Ratings

	September 30, 2012
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (a) & (c)	Held (b)	Exposure

AA	4	$10,330,421	$—	$—	$—	$—
A	12	82,599,767	15,023	6,423	—	6,423
BBB	2	12,562,086	—	—	—	—
Members (a) & (b)	2	265,000	8,570	8,570	8,570	—
Delivery Commitments	—	66,722	—	—	—	—

	20	$105,823,996	$23,593	$14,993	$8,570	$6,423

	December 31, 2011
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (a) & (c)	Held (b)	Exposure

AA	6	$20,125,098	$13,407	$13,407	$—	$13,407
A	11	97,184,740	43,292	2,392	—	2,392
BBB	1	1,650,400	—	—	—	—
Members (a) & (b)	2	275,000	9,062	9,062	9,062	—
Delivery Commitments	—	31,242	270	270	270	—

	20	$119,266,480	$66,031	$25,131	$9,332	$15,799

(a) Net credit exposures of $15.0 million and $25.1 million at September 30, 2012 and December 31, 2011, represented derivatives in a gain position net of cash collateral received from swap counterparties.  Exposures included $8.6 million and $9.1 million (at the two dates) that represented fair value exposures to members due to swap transactions in which we acted as an intermediary.

(b) Members are required to pledge collateral to secure derivatives purchased by the Bank acting as an intermediary.  As a result of the collateral agreements with our members, we believe that our maximum credit exposure due to the intermediated transactions was $0 at September 30, 2012 and December 31, 2011.

(c) As reported in the Statements of Condition.  The table above does not report fair values of counterparties in a net liability position, as only fair values in a gain position are presented.

Many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements would require us to post additional collateral based solely on an adverse change in our credit rating by Standard & Poor’s (“S&P”) and Moody’s.  In the event of a split rating, the lower rating will apply.  On August 8, 2011, S&P downgraded the credit rating of the FHLBank long-term debt from AAA to AA+/Negative and lowered one notch the credit ratings of those FHLBanks rated AAA (including the Federal Home Loan Bank of New York) to AA+/Negative.  On August 2, 2011, Moody’s affirmed the AAA status of the FHLBank’s long-term debt and the AAA credit rating of the FHLBNY.

On the assumption we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $111.5 million at September 30, 2012.  Additional collateral postings upon an assumed downgrade were estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and the exposures as of September 30, 2012.  The aggregate fair value of our derivative instruments that were in a net liability position at September 30, 2012 was approximately $466.3 million.

Derivative Counterparty Country Concentration Risk

The following table summarizes derivative notional exposures by significant counterparty by country of incorporation.  The table also summarizes the FHLBNY’s exposure (i.e. when derivative contracts are in a gain position). (dollars in thousands):

Table 9.6:               Derivative Counterparty Concentration (a)

		September 30, 2012
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparty	Germany	$15,252,421	14.41%	$—	—%
Counterparty	U.S.A.	12,584,942	11.89	—	—
Counterparty	U.S.A.	11,141,686	10.53	—	—
Counterparty	France	8,764,631	8.28	6,423	42.84
Counterparties below 10%
	U.S.A.	31,987,434	30.23	—	—
	Switzerland	13,527,477	12.78	—	—
	United Kingdom	11,517,683	10.89	—	—
	Canada	701,000	0.66	—	—
	France	15,000	0.02	—	—
Members and Delivery Commitments		331,722	0.31	8,570	57.16

		$105,823,996	100.00%	$14,993	100.00%

		December 31, 2011
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparty	Germany	$20,474,146	17.17%	$—	—%
Counterparty	Switzerland	14,148,654	11.86	—	—
Counterparty	U.S.A.	13,345,921	11.19	—	—
Counterparty	U.S.A.	7,780,245	6.52	2,392	9.52
Counterparty	U.S.A.	3,041,156	2.55	13,407	53.35
Counterparties below 10%
	U.S.A.	31,115,082	26.09	—	—
	United Kingdom	13,201,334	11.07	—	—
	Switzerland	5,668,694	4.75	—	—
	France	9,477,756	7.95	—	—
	Canada	707,250	0.59	—	—
Members and Delivery Commitments		306,242	0.26	9,332	37.13

		$119,266,480	100.00%	$25,131	100.00%

(a). Notional concentration —At September 30, 2012, concentration, as measured by notional principals outstanding, was with three counterparties.  Although in aggregate they accounted for 36.8% of the total notional amounts, the derivative contracts were in a liability position for all three counterparties, and the FHLBNY’s exposure was zero.

(b) Country of incorporation is based on domicile of the ultimate parent company.

(c) Total notional for all counterparties.  Fair values only when the FHLBNY has an exposure.  Fair values associated with counterparties where the FHLBNY has no fair value exposure is not reported in the above table.

Table 9.7:               Notional and Fair Values by Contractual Maturity (in thousands):

	September 30, 2012		December 31, 2011
	Notional	Fair Value	Notional	Fair Value

Maturity in one year or less	$46,142,132	$43,900	$46,998,539	$(52,122)
Maturity after one year to three years or less	22,820,336	(120,950)	34,482,949	(86,236)
Maturity after three years to five years or less	24,381,984	(2,608,614)	19,740,911	(1,453,810)
Maturity after five years and thereafter	12,412,822	(500,456)	18,012,839	(1,436,847)
Delivery Commitments	66,722	(500)	31,242	270
	$105,823,996	$(3,186,620)	$119,266,480	$(3,028,745)

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

Table 10.1:        Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2012	$1,762	$62,822	$61,060
June 30, 2012	2,216	51,562	49,346
March 31, 2012	3,107	50,840	47,733
December 31, 2011	2,223	49,402	47,179

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:        Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2012	$3,480	$25,165	$21,685
June 30, 2012	5,006	24,988	19,982
March 31, 2012	9,152	22,440	13,288
December 31, 2011	5,888	21,205	15,317

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:              Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2012	$2,450	$24,957	$22,507
June 30, 2012	2,540	24,806	22,266
March 31, 2012	2,642	22,316	19,674
December 31, 2011	1,397	21,086	19,689

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

Cash Flows

Cash and due from banks was $2.9 billion at September 30, 2012.  The daily average for the first nine months was $230.9 million.  Generally, we maintain funds at the FRB for liquidity purposes for our members.  The following discussion highlights the major activities and transactions that affected our cash flows.  Also, see Statements of Cash Flows to the unaudited financial statements accompanying this MD&A.

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

Net cash provided by operating activities was $530.2 million in the first nine months of 2012, almost unchanged in the comparable period in 2011.  Operating cash flow was driven by Net income and by non-cash items such as the amount set aside for Affordable Housing Program, net changes in accrued interest receivable and payable, provisions for mortgage credit losses, depreciation and amortization, and by derivative financing element.

Net cash generated from operating activities was higher than net income, largely due to the classification of cash flows that were characterized as operating cash in-flows from interest rate swaps.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  In 2008, we had executed certain interest rate swaps, which at inception of the contracts included off-market terms, or required up-front cash exchanges, and were largely still outstanding at September 30, 2012.  Such terms are considered to be financing elements under accounting rules, and required us to eliminate all cash outflows associated with the contracts from operating expenses ($201.3 million and $287.3 million of outflows in the first nine months of 2012 and 2011), and to increase cash outflows from financing activities.  Absent this accounting disclosure policy, reported cash flows from operating activities would have been $328.9 million in the first nine months of 2012, and $241.7 million in the same period in 2011.

Cash flows from investing activities - Our investing activities predominantly were the advances originated to be held for portfolio, the MBS investment portfolios and other short-term interest-earning assets.  In the first nine months of 2012, investing activities were a net user of cash of $17.5 billion.  This resulted primarily from net increases in advances borrowed by members, increase in investment securities purchased and overnight investments in Federal funds.  In the first nine months of 2011, investing activities were lower, primarily due to decline in advances made to members, and investing activities was a net provider of $6.5 billion.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:        Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Outstanding at end of the period (a)	$33,717,806	$22,123,325	$16,400,000	$15,125,000
Weighted-average rate at end of the period	0.13%	0.07%	0.20%	0.16%
Average outstanding for the period (a)	$25,822,330	$21,442,303	$15,028,923 (b)	$14,456,667 (b)
Weighted-average rate for the period	0.10%	0.08%	0.19%	0.23%
Highest outstanding at any month-end (a)	$33,717,806	$27,015,724	$17,675,000	$17,725,000

(a) Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b) The amount represents the average par value outstanding for the nine months ended September 30, 2012, and twelve months ended December 31, 2011.

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

Table 10.5:        Unpledged Assets

	September 30, 2012	December 31, 2011
Consolidated Obligations:
Bonds	$65,135,853	$67,440,522
Discount Notes	33,717,806	22,123,325

Total consolidated obligations	98,853,659	89,563,847

Unpledged assets
Cash	2,900,615	10,877,790
Less: Member pass-through reserves at the FRB	(80,875)	(69,555)
Secured Advances	77,864,259	70,863,777
Investments (a)	24,340,557	14,236,633
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,747,724	1,408,460
Accrued interest receivable on advances and investments	238,030	223,848
Less: Pledged Assets	(3,086)	(2,003)

Total unpledged assets	107,007,224	97,538,950
Excess unpledged assets	$8,153,565	$7,975,103

(a) The Bank pledged $3.1 million and $2.0 million at September 30, 2012 and December 31, 2011 to the FDIC.  See Note 5. Held-to-Maturity Securities.

Purchases of MBS.  Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300% of capital.  We were in compliance with the regulation at all times.

Table 10.6:        FHFA MBS Limits

	September 30, 2012		December 31, 2011
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	234%	300%	240%	300%

Legislative and Regulatory Developments

The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008, as amended (Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). We expect the Housing Act and the Dodd-Frank Act, as well as plans for housing finance and GSE reform, to result in still further changes to this environment. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Definitions of Certain Terms under New Derivatives Requirements.  The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the SEC.  Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk or any derivative transactions that we may intermediate for our members.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to our members will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate.  Accordingly, our ability to offer these advances to member customers should not be affected by the new derivatives regulations.

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.  As further discussed in the Legislative and Regulatory Developments section in our 2011 Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, record-keeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members.  The CFTC recently issued guidance regarding the treatment of customer collateral for cleared swaps and proposed additional protections for such collateral.

The implementation timeframe for mandatory clearing of eligible interest rate swaps is determined according to the effective date of the CFTC’s mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps.  The CFTC is expected to finalize these determinations in November, 2012, and we will have to clear eligible interest rate swaps within 180 days after publication of the final determinations; we estimate that we will be required to begin clearing such eligible swaps during the second quarter 2013.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that we may intermediate for our members with $10 billion or less in assets; the exemption applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements.  As a result, any such intermediated swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable new requirements for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades).

Uncleared Derivatives Transactions.  The Dodd-Frank Act will also change the regulatory landscape for uncleared trades. While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, record-keeping, documentation, and minimum margin and capital requirements established by applicable regulators.  These requirements are discussed in our 2011 Form 10-K.

The CFTC recently finalized rules regarding certain new documentation requirements for uncleared trades.  These rules (and the external business conduct rules for swap dealers and major swap participants that the CFTC had previously finalized), and certain additional rules that have yet to be finalized, will require amendments to the documentation for swaps we enter into with swap dealers.  We have adhered to an ISDA protocol to address the new documentation requirements under the external business conduct rules and we will consider adhering to future ISDA protocols to address the recently finalized new documentation requirements for uncleared trades.  The recently finalized rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes and credit support modifications to our existing swap documentation.  Our swap documentation with swap dealers must comply with these requirements by April 1, 2013.  The recently finalized rules also impose requirements for acknowledgments and confirmations of uncleared trades between us and swap dealers.   With respect to interest rate swaps that we enter into with swap dealers, these requirements will be phased in between November 13, 2012 and March 1, 2014.  However, we believe that this scheduled phase-in period may be delayed until December 31, 2012 due to a delay in swap dealer registration.  This same delay in registration has also delayed the start of swap dealer compliance with certain of the external business conduct rules discussed above beyond their originally scheduled effective date of October 15, 2012.  The compliance date for the remaining external business conduct rules is January 1, 2013.

The Dodd-Frank Act also imposes new margin requirements for uncleared trades, which are discussed in our 2011 Form 10-K.  The CFTC, the FHFA and other bank regulators proposed margin requirements in 2011 and the CFTC has re-opened the comment period for such requirements on two occasions.  The FHFA and other bank regulators recently re-opened the comment period for their proposed margin requirements until November 26, 2012.  As a result, we do not expect that such requirements will be finalized until sometime in 2013 and we do not expect that they will apply to the Bank until later in 2013 at the earliest.

Recordkeeping and Reporting.   Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term “swap,” issued jointly by the CFTC and SEC, which became effective on October 12, 2012.  We currently comply with recordkeeping requirements for our swaps that were (or are) in effect on or after July 21, 2010 and, beginning on April 10, 2013, we will have to comply with new record-keeping requirements for swaps entered into on or after April 10, 2013.  For interest rate swaps that we enter into with swap dealers, the swap dealers must comply with reporting requirements applicable to such swaps, including real-time reporting requirements, as of the date these swap dealers register as such.  We will be required to comply with reporting requirements, including real-time reporting requirements for any swaps that we may intermediate for our members beginning on April 10, 2013.

We, together with the other FHLBs, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act.  We will also continue to work with the other FHLBs to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

Developments under the FHFA

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements.   On October 5, 2012, the FHFA issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution’s capital adequacy under various economic conditions and financial conditions.  The FHFA proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios and methodologies that the FHLBs must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve.  An FHLB would be required to provide an annual report on the results of the stress tests to the FHFA and the Federal Reserve and to then publicly disclose a summary of such report within 90 days.   Comments are due by December 4, 2012.

Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members.  On October 5, 2012, the FHFA published a notice requesting comments on a proposed Advisory Bulletin which would set forth standards to guide the FHFA in its supervision of secured lending to insurance company members by the FHLBs.  The FHFA’s notice provides that lending to insurance company members exposes FHLBs to risks that are not associated with advances to the insured depository institution members, arising from the different state’s statutory and regulatory regimes and the statutory accounting principles and reporting practices.  The proposed standards include consideration of, among other things:

•      the level of an FHLB’s exposure to insurance companies in relation to its capital structure and retained earnings;

•      an FHLB’s control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•      the use of funding agreements between an FHLB and an insurance company member to document advances and whether such an FHLB would be recognized as a secured creditor with a first priority security interest in the collateral; and

•      the FHLB’s documented framework, procedures, methodologies and standards to evaluate an insurance company member’s creditworthiness and financial condition, the FHLB valuation of the pledged collateral and whether an FHLB has a written plan for the liquidation of insurance company member collateral.

Comments are due by December 4, 2012.

Proposed Order on Qualified Financial Contracts (QFCs). On August 9, 2012, the FHFA circulated a proposed order on QFCs that would be applicable to the FHLBs as well as Fannie Mae and Freddie Mac (collectively, the Regulated Entities).  The FHFA has indicated that the proposed order is intended to permit the FHFA to comply with certain statutory requirements for the transfer of QFCs in the event of the receivership of a Regulated Entity.  The proposed order sets forth certain recordkeeping and reporting requirements for a Regulated Entity’s QFCs.  If the order is issued as proposed, each FHLB will have to, among other things, establish and maintain infrastructure sufficient to meet the recordkeeping and reporting requirements and engage external personnel to audit its compliance with the order on an annual basis.  Comments were due by October 10, 2012.

Other Significant Developments

National Credit Union Administration Proposed Rule on Access to Emergency Liquidity.  On July 30, 2012, the National Credit Union Administration (NCUA) published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The proposed rule does not include FHLB membership as an emergency liquidity source.  If the rule is issued as proposed, it may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLB membership.  Comments were due by September 28, 2012.

Housing Finance and GSE Reform.  On August 17, 2012, the U.S. Treasury Department (Treasury Department) announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the FHFA as conservator of Fannie Mae and Freddie Mac (together, the Enterprises) to help expedite the wind down of the Enterprises.  The changes require all future earnings from the Enterprises to be turned over to the Treasury Department and require the accelerated wind down of their retained mortgage portfolios.  By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to recapitalize themselves and return to the market in their previous structure.  In addition, the FHFA recently solicited comments on their proposal to create a new framework for the secondary mortgage market.  The FHFA has indicated that the framework is intended to create a more efficient and flexible securitization platform for the Enterprises that also would be available to all market participants and interested parties.

As the Enterprises are being wound down, Congress and the administration have been considering various proposals to reform the U.S. housing finance system and the secondary mortgage market.  A number of bills have been introduced in Congress in the past several years, although none have proposed specific changes to the FHLBs.  No further legislative action in this area is expected until the next Congress convenes in 2013.  It is impossible to determine at this time whether or when Congress will act in this area.  The ultimate effects of housing finance and GSE reform on the FHLBs are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, the September 2011, December 2011, March 2012, June 2012 and September 2012 rates were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the third quarter of 2011 and the third quarter of 2012):

	Base Case DOE	-200bps DOE	+200bps DOE
September 30, 2012	-0.96	N/A	2.43
June 30, 2012	-0.36	N/A	3.06
March 31, 2012	0.72	N/A	3.74
December 31, 2011	0.02	N/A	2.67
September 30, 2011	-1.22	N/A	1.49

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

One Year Re-pricing Gap
September 30, 2012	$6.155 Billion
June 30, 2012	$5.762 Billion
March 31, 2012	$5.354 Billion
December 31, 2011	$5.641 Billion
September 30, 2011	$6.548 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2011 and the third quarter of 2012):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
September 30, 2012	N/A	17.94%
June 30, 2012	N/A	8.16%
March 31, 2012	N/A	8.87%
December 31, 2011	N/A	13.93%
September 30, 2011	N/A	17.31%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2011 and the third quarter of 2012):

	Down- shock Change in MVE	+200bps Change in MVE
September 30, 2012	N/A	-1.58%
June 30, 2012	N/A	-3.01%
March 31, 2012	N/A	-4.72%
December 31, 2011	N/A	-2.26%
September 30, 2011	N/A	0.51%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of September 30, 2012 and December 31, 2011 (in millions):

	Interest Rate Sensitivity
	September 30, 2012
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$16,940	$385	$531	$196	$270
MBS Investments	8,803	333	433	295	3,653
Adjustable-rate loans and advances	15,061	—	—	—	—
Net unswapped	40,804	718	964	491	3,923

Fixed-rate loans and advances	13,699	4,095	10,427	22,792	7,827
Swaps hedging advances	43,512	(3,564)	(9,767)	(22,611)	(7,570)
Net fixed-rate loans and advances	57,211	531	660	181	257

Total interest-earning assets	$98,015	$1,249	$1,624	$672	$4,180

Interest-bearing liabilities:
Deposits	$1,798	$—	$—	$—	$—

Discount notes	31,718	1,999	—	—	—
Swapped discount notes	(1,106)	—	—	—	1,106
Net discount notes	30,612	1,999	—	—	1,106

Consolidated Obligation Bonds
FHLB bonds	18,170	24,324	14,351	3,021	4,344
Swaps hedging bonds	39,881	(23,675)	(12,645)	(1,971)	(1,590)
Net FHLB bonds	58,051	649	1,706	1,050	2,754

Total interest-bearing liabilities	$90,461	$2,648	$1,706	$1,050	$3,860
Post hedge gaps (a):
Periodic gap	$7,554	$(1,399)	$(82)	$(378)	$320
Cumulative gaps	$7,554	$6,155	$6,073	$5,695	$6,015

	Interest Rate Sensitivity
	December 31, 2011
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$15,436	$229	$455	$216	$337
MBS Investments	8,954	527	571	214	2,306
Adjustable-rate loans and advances	6,271	—	—	—	—
Net unswapped	30,661	756	1,026	430	2,643

Fixed-rate loans and advances	14,242	3,746	12,147	17,034	13,551
Swaps hedging advances	44,910	(3,379)	(11,415)	(16,618)	(13,498)
Net fixed-rate loans and advances	59,152	367	732	416	53

Total interest-earning assets	$89,813	$1,123	$1,758	$846	$2,696

Interest-bearing liabilities:
Deposits	$2,130	$—	$—	$—	$—

Discount notes	21,239	885	—	—	—
Swapped discount notes	(248)	(610)	—	—	858
Net discount notes	20,991	275	—	—	858

Consolidated Obligation Bonds
FHLB bonds	20,922	13,594	24,443	4,272	3,217
Swaps hedging bonds	40,478	(13,095)	(22,740)	(2,923)	(1,720)
Net FHLB bonds	61,400	499	1,703	1,349	1,497

Total interest-bearing liabilities	$84,521	$774	$1,703	$1,349	$2,355
Post hedge gaps (a):
Periodic gap	$5,292	$349	$55	$(503)	$341
Cumulative gaps	$5,292	$5,641	$5,696	$5,193	$5,534

(a) Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at September 30, 2012.  Based on this evaluation, they concluded that as of September 30, 2012, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

A loss or change of business activities with large members could adversely affect the FHLBNY’s results of operations and financial condition.  We have a high concentration of advances with three member institutions, and a loss or change of business activities with any of these institutions could adversely affect our results of operations and financial condition.  Concentration risk for the FHLBNY is defined as the exposure to loss arising from a disproportionately large number of financial transactions with a limited number of individual customers, with a particular focus on members that have outstanding advances that account for more than 10 percent of advances by par value to the total par value of all advances outstanding as of a given date.

Withdrawal of one or more large members from our membership could result in a reduction of our total assets, capital, and net income.  If one or more of our large members were to prepay their advances or repay the advances as they came due and no other advances were made to replace them, it could also result in a reduction of our total assets, capital, and net income.  In June 2012, member Citibank, N.A. borrowed significant short- and intermediate-term advances, which resulted in a high concentration of advances (17.9% of all advances at September 30, 2012) with the member.  We also have a high concentration of advances with the Metropolitan Life Insurance Company (18.3% of all advances at September 30, 2012), and with the New York Community Bank (11.2% at September 30, 2012).

Although there were no material prepayments of advances in the three months and nine months ended September 30, 2012 from members who accounted for 10 percent or more of advances, in prior years we have had large members make material prepayments.  For example, Hudson City Savings Bank, FSB, a member which accounted for 22.1 percent of advances at December 31, 2010, prepaid $6.4 billion of advances in the first quarter of 2011 and $4.1 billion of advances in the fourth quarter of 2011.  In 2013 we anticipate that Hudson City Bancorp, a “large member” will make extensive advance prepayments, and could cause our book of business to decline if the advances are not replaced by new borrowings from other member institutions.  See Page 52 under Business Outlook for a discussion of the announced merger of Hudson City Bancorp and M&T, two member institutions of the FHLBNY.

While our analysis of the impact of the merger and probable termination of advances is not expected to have a material adverse impact on our business and results of operations, these are the types of events that we consider to be Risk Factors resulting from high concentration of advances.  The timing and magnitude of the effect of a reduction in the amount of advances would depend on a number of factors, including:

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

101.01

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Statements of Condition (Unaudited) at September 30, 2012, and December 31, 2011; (ii) Statements of Income (Unaudited) for the Three and Nine Months ended September 30, 2012 and 2011; (iii) Statements of Comprehensive Income (Unaudited)  for the Three and Nine Months ended September 30, 2012 and 2011 (iv) Statements of Capital (Unaudited) for the Nine Months ended September 30, 2012 and 2011; (v) Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2012 and 2011; and (vi) Notes to Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101.01 is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and otherwise not subject to the liability of that section.

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

Date: November 9, 2012