Form 10-K
period 2012-12-31
Federal Home Loan Bank of New York
filed 2013-03-25
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2012, the aggregate par value of the common stock held by members of the registrant was approximately $4,888,198,400.  At February 28, 2013, 46,538,281 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2012 Annual Report on Form 10-K

ITEM 1.                                                BUSINESS.

General

The Federal Home Loan Bank of New York (“we,” “us,” “our,” “the Bank” or the “FHLBNY”) is a federally chartered corporation exempt from federal, state and local taxes except local real property taxes.  It is one of twelve district Federal Home Loan Banks (“FHLBanks”).  The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”).  Each FHLBank is a cooperative owned by member institutions located within a defined geographic district.  The members purchase capital stock in the FHLBank and generally receive dividends on their capital stock investment.  Our defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  We provide a readily available, low-cost source of funds for our member institutions.  We do not have any wholly or partially owned subsidiaries, nor do we have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities.  We have a grantor trust related to employee benefits programs, more fully described in Note 15. Employee Retirement Plans to the audited financial statements included in this report.

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

Our members must purchase FHLBNY stock according to regulatory requirements as a condition of membership.  For more information, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the audited financial statements included in this Form 10-K.  The business of the cooperative is to provide liquidity for our members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend.  Since the members are both stockholders and customers, our management operates the Bank such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend.

All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district.  With the passage of Housing Recovery Act of 2008, community development financial institutions (“CDFIs”) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members of a FHLBank.  The expanded membership became effective on February 4, 2010. One CDFI was eligible and was admitted to membership in 2012.

A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired one of our members.  Because we operate as a cooperative, we conduct business with related parties in the normal course of business and consider all members and non-member stockholders as related parties in addition to the other FHLBanks.  For more information, see Note 19. Related Party Transactions in the audited financial statements included in this Form 10-K, and also Item 13. Certain Relationships and Related Transactions, and Director Independence in this Form 10-K.

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

As of July 2008, the FHLBNY is supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the U.S. government.  The Finance Agency’s principal purpose as it relates to the FHLBanks is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls.  In addition, the Finance Agency ensures that the operations and activities of each FHLBank foster liquid, efficient, competitive and resilient national housing finance markets; each FHLBank complies with the title and the rules, regulations, guidelines and orders issued under the Federal Housing Enterprises Financial Safety and Soundness Act (Safety and Soundness Act) and the Federal Home Loan Bank Act of 1932 (FHLBank Act); each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Safety and Soundness Act and the FHLBank Act; and the activities of each FHLBank and the manner in which are operated is consistent with the public interest.  The Finance Agency also ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets.  However, while the Finance Agency establishes regulations governing the operations of the FHLBanks, the Bank functions as a separate entity with its own management, employees and board of directors.

Our website is www.fhlbny.com.  We have adopted, and posted on our website, a Code of Business Conduct and Ethics applicable to all employees and directors.

Market Area

Our market area is the same as the membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  Institutions that are members of the FHLBNY must have their charter or principal places of business within this market area but may also operate elsewhere.  We had 339 and 340 members at December 31, 2012 and 2011.

The most recent market analysis performed using September 30, 2012 data indicated that in our district, there are 30 banks and thrifts and 504 credit unions that have potentials for membership that have not joined.  Of these, we consider approximately 49 as appropriate candidates for membership.  An institution is deemed eligible if its charter is located within the membership district, they issue long-term mortgage loans, and meet the minimum 10 percent requirement of total assets invested in residential mortgage loans/mortgage related assets.

An appropriate candidate for membership is an institution that is likely to transact sufficient advance business with us within a reasonable period of time, so that the stock the potential member will likely be required to purchase under membership provisions will not dilute the dividend on the existing members’ stock.  Characteristics that identify attractive candidates include an asset base of $100 million or greater ($50 million for credit unions), an established practice of wholesale funding, a high loan-to-deposit ratio, strong asset growth, sufficient eligible collateral, and management that has experience with the FHLBanks during previous employment.

We actively market membership through personal contacts and promotional materials.  We compete for business by offering competitively priced products and financial flexibility afforded by membership.  Institutions join the FHLBNY primarily for access to a reliable source of liquidity.  Advances are an attractive source of liquidity because they permit members to pledge relatively non-liquid assets, such as 1-4 family, multifamily, home equity, and commercial real estate mortgages held in portfolio, to create liquidity for the member.  Advances are attractively priced because of our access to capital markets as a GSE and our strategy of providing balanced value to members.

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies	Institution	Total

December 31, 2012	151	101	79	7	1	339

December 31, 2011	154	106	74	6	—	340

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

Products and Services

We offer our members several correspondent banking services as well as safekeeping services.  The fee income that is generated from these services is not significant.  We also issue standby letters of credit on behalf of members for a fee.  The total of income derived from all services was about $8.2 million in 2012, $5.7 million and $4.9 million in 2011 and 2010.  On an infrequent basis, we may act as an intermediary to purchase derivative instruments for members.

We provide the Mortgage Partnership Finance® program to our members as another service.  For more information, see Acquired Member Assets Programs in this report.  However, we do not expect the program to become a significant factor in our operations.  The interest revenues derived from this program were $65.9 million in 2012, $62.9 million and $65.4 million in 2011 and 2010.  The revenues were not a significant source of interest income.

Our short-term investments may include certificates of deposit, Federal funds sold and interest-earning deposits placed with high-rated financial institutions.  Such investments also provide immediate liquidity to satisfy members’

needs for funds.  Investments in mortgage-backed securities and housing finance agency bonds provide additional earnings to enhance dividend potential for members.  As a cooperative, we strive to provide members a reasonable return on their investment in our capital stock.  The interest income derived from investments were $313.4 million, $319.4 million and $398.4 million for the years ended December 31, 2012, 2011 and 2010 and represented 34.7%, 33.5% and 36.9% of total interest income for those years.

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

Advances to members, including former members, constituted 73.7% and 72.6% of our total assets of $103.0 billion and $97.7 billion at December 31, 2012 and 2011.  In terms of revenues, interest income derived from advances was $524.2 million, $571.0 million and $616.6 million, representing 58.0%, 59.9% and 57.1% of total interest income for the years ended December 31, 2012, 2011 and 2010.  Most of our critical functions are directed at supporting the borrowing needs of our members, monitoring the members’ associated collateral positions, and providing member support operations.

Members use advances as a source of funding to supplement their deposit gathering activities.  Advances borrowed by members have been substantial in the last 10 years because many members have not been able to increase their deposits in their local markets as quickly as they have increased their assets.  To close this funding gap, members have preferred to obtain reasonably priced advances rather than increasing their deposits by offering higher rates or foregoing asset growth.  Because of the wide range of advance types, terms, and structures available to them, members have also used advances to enhance their asset/liability management.  As a cooperative, we price advances at minimal net spreads above the cost of our funding in order to deliver more value to members.

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

The Housing Act added secured loans for community development activities as collateral that we may accept from community financial institutions.  The Housing Act defined Community financial institutions as FDIC-insured depository institutions having average total assets of less than $1,076 million, the total asset cap as of December 31, 2012. Annually, the Federal Housing Finance Agency (“Finance Agency”), formerly the Federal Housing Finance Board (“Finance Board”), will adjust the total assets “cap” to reflect any percentage increase in the preceding year’s Consumer Price Index.

The following table summarizes pledged collateral at December 31, 2012 and 2011 (in thousands):

Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d), (e)	Securities and Deposits (d)	Total (d)
December 31, 2012	$72,292,103	$6,476,174	$78,768,277	$198,755,675	$36,102,089	$234,857,764
December 31, 2011	$66,988,902	$2,865,788	$69,854,690	$152,236,826	$40,912,212	$193,149,038

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

(d)         Estimated market value.

(e)          The increase in total collateral is attributable to additional mortgage loans pledged by one member.

The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession of the FHLBNY or that of its safekeeping agent (in thousands):

Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Collateral Pledged for AHP (a)	Total Collateral Received
December 31, 2012	$41,659,988	$193,312,848	$(115,072)	$234,857,764
December 31, 2011	$46,773,857	$146,485,001	$(109,820)	$193,149,038

(a)      Primarily pledged by non-members to cover potential recovery of AHP Subsidy in the event of non-compliance.  This amount is included in the total collateral pledged, and the FHLBNY allocates to its AHP exposure.

Listing - Borrowers are required to provide detailed listing of all loans pledged as collateral to the FHLBNY.

At December 31, 2012, advances borrowed by insurance companies accounted for 23.8% of advances (See Note 20.   Segment Information and Concentration in the audited financial statements).   Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.   For example, there is no single federal regulator for insurance companies.   They are supervised by state regulators and subject to state insurance codes and regulations.   There is uncertainty about whether a state insurance commissioner would try to void FHLBNY’s claims on collateral in the event of an insurance company failure.

As with all members, insurance companies are also required to purchase our capital stock as a prerequisite to membership.  We take a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, we require an insurance company to be highly-rated, and we perform credit analysis of insurance borrowers quarterly.  Our risk reward preference at this time is to accept an insurance company as a member if it operates in the life insurance segment of the insurance market.  We also require our member insurance companies to pledge in our custody, highly-rated marketable securities to collateralize their borrowings.  Appropriate haircut values are applied to the securities, and the haircuts are reviewed quarterly to adjust for price volatility.

Letters of Credit

We may issue standby financial letters of credit on behalf of members to facilitate members’ residential and community lending, provide members with liquidity, or assist members with asset/liability management.  Where permitted by law, members may utilize FHLBNY letters of credit to collateralize deposits made by units of state and local governments.  Our underwriting and collateral requirements for securing letters of credit are the same as our requirements for securing advances.

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

Acquired Member Assets Programs

Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members.  These initiatives are referred to as Acquired Member Assets (“AMA”) programs.  At the FHLBNY, the Acquired Member Assets initiative is the Mortgage Partnership Finance (“MPF®”) Program, which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  In the MPF Program, we purchase conforming fixed-rate mortgages originated or purchased by our members.  Members are then paid a fee for assuming a portion of the credit risk of the mortgages we acquired.  Members assume credit risk by providing a credit enhancement to us or providing and paying for a supplemental mortgage insurance policy insuring us for some portion of the credit risk involved.  This provides a double-A equivalent level of creditworthiness on the mortgages.  The amount of this credit enhancement is fully collateralized by the member.  We assume the remainder of the credit risk along with the interest rate risk of holding the mortgages in the MPF loan portfolio.

The Acquired Member Assets Regulation does not specifically address the disposition of Acquired Member Assets.  The main intent of that regulation is the purchase of assets for investment rather than for trading purposes.  However, the FHLBanks have the legal authority to sell Mortgage Partnership Finance loans pursuant to the granting of incidental powers in Section 12 of the FHLBank Act.  Section 12(a) of the FHLBank Act specifically provides that each FHLBank shall have all such incidental powers, not inconsistent with the provisions of this chapter, as are customary and usual in corporations generally.  General corporate law principles permit the sale of investments.

We also hold participation interests in residential and community development mortgage loans through its Community Mortgage Asset (“CMA”) program.  Acquisitions of participations under the Community Mortgage Asset program were suspended indefinitely in November 2001, and the outstanding balances of loans at December 31, 2012 and 2011 were not significant.

Mortgage Partnership Finance Program

Introduction — We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through Participating Financial Institution members (“PFIs”) and purchase participations in pools of eligible mortgage loans are purchased from other FHLBanks (collectively, “MPF” or “MPF Loans”).  MPF Loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”), the Rural Housing Service of the Department of Agriculture (“RHS”) or the Department of Housing and Urban Development (“HUD”) fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 to 30 years or participations in such mortgage loans.  MPF Loans that are Government loans are collectively referred to as “MPF Government Loans.”  The FHLBank of Chicago (“MPF Provider”) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBanks.  In order for MPF Loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF Loans is shared with PFIs.

Mortgage Loans — We invest in mortgage loans through the MPF program, a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks.  Under the MPF program, we purchase or fund eligible mortgage loans (MPF loans) from or through PFIs.  We may also acquire MPF loans through participations with other FHLBanks.  MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

MPF Provider — The FHLBank of Chicago serves as the MPF Provider for the MPF program.  In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF program and is responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating, selling, and servicing MPF loans.  The MPF Provider is also responsible for establishing the base price of MPF loan products utilizing the agreed upon methodologies determined by the participating MPF FHLBanks.  In exchange for providing these services, the MPF Provider receives a fee from each of the FHLBanks participating in the MPF program.  The MPF Provider has engaged Wells Fargo Bank N.A. (Wells Fargo) as the master servicer for the MPF program.

MPF Governance Committee — The MPF program Governance Committee, which is comprised of representatives from each of the FHLBanks participating in the MPF program, is responsible for implementing strategic MPF program decisions, including, but not limited to, pricing methodology changes.  Effective March 28, 2011, based on a decision of the MPF Governance Committee, participating MPF FHLBanks are now allowed to adjust the base price of MPF loan products established by the FHLBank of Chicago.  As a result, beginning in the second quarter of 2011, we began to monitor daily market conditions and make price adjustments to our MPF loan products when necessary.

Participating Financial Institutions (“PFI”) - Our members and eligible housing associates must apply to become a PFI.  Housing associates are defined as entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity.  We have eight housing associates that are PFIs, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.  In order to do MPF business with us, each member or eligible housing associate must meet certain eligibility standards and sign a PFI Agreement.  The PFI Agreement provides the terms and conditions for the sale or funding of MPF loans, including the servicing of MPF loans.  PFIs may either retain the servicing of MPF loans or sell the servicing to an approved third-party provider. If a PFI chooses to retain the servicing, it receives a servicing fee to manage the servicing activities.  If a PFI chooses to sell the servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the MPF loans and a servicing fee is paid to the third-party provider.  Throughout the servicing process, the master servicer monitors the PFI’s compliance with MPF program requirements and makes periodic reports to the MPF Provider.

PFI Eligibility—The FHLBNY reviews the general eligibility of the applicant, its servicing qualifications and ability to supply documents, data, and reports required to be delivered by PFIs under the MPF Program.  The applicant and the FHLBNY sign an MPF Program Participating Financial Institution Agreement (“PFI Agreement”) that provides the terms and conditions for the sale or funding of MPF Loans, including required credit enhancement, if any, and it establishes the terms and conditions for servicing MPF Loans.  All of the PFI’s obligations under the PFI Agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with the FHLBNY.  The MPF Bank has the right under the PFI Agreement to request additional collateral to secure the PFI’s obligations.  The MPF Guides, which are published on—line and may be accessed through a link on the MPF Program web site, contain the MPF Program origination, underwriting and servicing policies PFIs must follow in order to deliver mortgages under the MPF Program.  The MPF Guides include policies on anti-predatory lending, PFI eligibility (such as insurance requirements and annual certification requirements) loan documentation and custodian requirements.  PFI servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure are also stated.

MPF Loan Types — There are five MPF loan products under the MPF program that we participate in: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government.  While still held in our Statements of Condition, we currently do not offer the MPF 100 or MPF Plus loan products.  The discussion below outlines characteristics of our MPF loans products.

Original MPF, MPF 125, MPF Plus, and MPF Government are closed loan products in which we purchase loans acquired or closed by the PFI. MPF 100 is a loan product in which we “table fund” MPF loans; that is, we provide the funds through the PFI as our agent to make the MPF loan to the borrower.  We are considered the originator of the MPF loan for accounting purpose since the PFI is acting as our agent when originating the loan; however, we do not collect any origination fees.

The PFI performs all traditional retail loan origination functions on our MPF loan products.

We are responsible for managing the interest rate risk, including prepayment risk, and liquidity risk associated with the MPF loans we purchase and carry on our Statements of Condition.  In order to limit our credit risk exposure to that of an investor in a MBS that is rated the equivalent of AA by a Nationally Recognized Statistical Rating Organization (NRSRO), we require a credit risk sharing arrangement with the PFI on all MPF loans at the time of purchase.

For additional discussion on our mortgage loans and their related credit risk, see Note 8. Mortgage Loans Held-for-Portfolio in the audited financial statements in this Form 10-K.

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

Affordable Housing Program and Other Mission Related Programs

Federal Housing Finance Agency regulation Part 1292.5 (“Community Investment Cash Advance Programs”) states in general that each FHLBank shall establish an Affordable Housing Program in accordance with Part 1291, and a Community Investment Program.  As more fully discussed under the section “Assessments” in this Form 10-K, the 12 FHLBanks, including the FHLBNY, must annually set aside for the Affordable Housing Program the greater of $100 million or 10 percent of regulatory defined net income.

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

Other Mission—Related Activities.  The Community Investment Program (“CIP”), Rural Development Advance, and Urban Development Advance are community-lending programs that provide additional support to members in their affordable housing and economic development lending activities.  These community-lending programs support affordable housing and economic development activity within low- and moderate-income neighborhoods as well as other activities that benefit low- and moderate-income households.  Through the Community Investment Program, Rural Development Advance, and Urban Development Advance programs, we provide reduced interest rate advances to members for lending activity that meets the program requirements.  We also provide letters of credit in support of projects that meet the CIP, Rural Development Advance, and Urban Development Advance program requirements.  The project-eligible Letters of Credit are offered at reduced fees.  Providing community lending programs (Community Investment Project, Rural Development Advance, Urban Development Advance, and Letters of Credit) at advantaged pricing that is discounted from our market interest rates and fees represents an additional allocation of our income in support of affordable housing and community economic development efforts.  In addition, overhead costs and administrative expenses associated with the implementation of our Affordable Housing and community lending programs are absorbed as general operating expenses and are not charged back to the AHP allocation.  The foregone interest and fee income, as well as the administrative and operating costs, are above and beyond the annual income contribution to the AHP Loans offered under these programs.

Investments

We maintain portfolios of investments to provide additional earnings and for liquidity purposes.  Investment income also bolsters our capacity to fund Affordable Housing Program projects, to cover operating expenditures, and up until June 30, 2011, to also satisfy the Resolution Funding Corporation (REFCORP) assessment.  To help ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term investments issued by highly-rated financial institutions.  The investments may include overnight Federal funds, term Federal funds, interest-bearing deposits, and certificates of deposit.  We further enhance our interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale.  These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises and U.S. government agencies.  Our long-term investments also include a smaller portfolio of privately issued mortgage-backed and residential asset-backed securities, which were primarily acquired prior to 2004.

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

We also limit the book value of our investments in mortgage-backed securities (“MBS” or mortgage-backed securities) to not exceed 300 percent of our regulatory capital on the day we purchase the securities.  At the time of purchase, all securities purchased must carry the highest rating assigned by Moody’s or S&P.

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

Debt Financing-Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as consolidated obligations, in the U.S. and global capital markets.  Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks.  Consolidated obligations are not obligations of the United States, and the United States does not guarantee them.  The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  The Office of Finance (or the “OF”) has authority to issue joint and several debt on behalf of the FHLBanks.

Consolidated obligations are currently rated Aaa/P-1 by Moody’s and AA+/ A-1+ by S&P.  On August 5, 2011, S&P lowered its long-term credit rating on the United States from AAA to AA+ with a negative outlook. S&P has indicated that its ratings of the FHLBanks and the FHLBank System are constrained by the long-term credit rating of the United States.  On August 8, 2011, S&P downgraded the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and 10 of the 12 FHLBanks from AAA to AA+.  The FHLBanks of Chicago and Seattle were already rated AA+ prior to the United States downgrade.  S&P’s outlook for the FHLBank System’s senior unsecured debt and all 12 FHLBanks is negative.  However, S&P’s actions did not affect the short-term A-1+ ratings of the FHLBanks and the FHLBank System’s short-term debt issues.  On August 2, 2011, following the raising of the U.S. statutory debt limit, Moody’s confirmed the Aaa bond rating of the U.S. government and changed the rating outlook of the U.S. government to negative.  Moody’s also confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System, the 12 FHLBanks, and other ratings Moody’s considers directly linked to the U.S. government.  Additionally, in conjunction with the revision of the U.S. government outlook to negative, the rating outlook for the FHLBank System debt was also revised to negative.  Investors should note that a rating issued by a rating agency is not a recommendation to buy, sell or hold securities, and the ratings may be revised or withdrawn by the rating agency at any time.  Investors should evaluate the rating of each rating agency independently.

At December 31, 2012 and 2011, the par amounts of consolidated obligations outstanding, bonds and discount notes for all 12 FHLBanks aggregated was $0.7 trillion.  In comparison, the FHLBNY’s consolidated obligations outstanding at December 31, 2012 and 2011 were $93.6 billion and $88.5 billion.

Although the FHLBNY is primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  If the principal or interest on any consolidated obligation issued on our behalf is not paid in full when due, the following rules apply: we may not pay dividends to, redeem or repurchase shares of stock from any member or non-member stockholder until the Finance Agency, the regulator of the FHLBanks, approves our consolidated obligation payment plan or other remedy and until we pay all the interest or principal currently due under all consolidated obligations.  The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.

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

The Office of Finance is mandated by the Finance Agency to ensure that consolidated obligations are issued efficiently and at the lowest all-in cost of funds over time.  If the Office of Finance determines that its action is consistent with its Finance Agency’s mandated policies, it may reject our issuance request, and the requests of other

FHLBanks, to raise funds through the issuance of consolidated obligations on particular terms and conditions.  We have never been denied access under this policy for all periods reported.  The Office of Finance provides the FHLBanks with rating information received from Nationally Recognized Statistical Rating Organizations (“NRSROs”) for counterparties to which the FHLBanks have unsecured credit exposure; serves as a source of information for the FHLBanks on capital market developments, and manages the FHLBanks’ relationship with the rating agencies with respect to the consolidated obligations.

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

As of December 31, 2012, management had determined that the amount of retained earnings, net of losses in Accumulated other comprehensive income (loss) (“AOCI”) necessary to achieve the objectives based on the risk profile of our balance sheet was $532.5 million.  At December 31, 2012, actual retained earnings were $893.8 million and losses in AOCI were $199.4 million.  At December 31, 2011, the comparable retained earnings target was $481.3 million, and actual retained earnings was $746.2 million and losses in AOCI were $190.4 million.  Management has not determined at this time our expected dividend payout ratios in 2013, and is also in the process of re-evaluating the retained earnings target for 2013, but expects to establish a higher target.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	December 31,
	2012	2011	2010

Retained earnings, beginning of year	$746,237	$712,091	$688,874
Net Income for the year	360,734	244,486	275,525
	1,106,971	956,577	964,399
Dividends paid in the year (a)	(213,219)	(210,340)	(252,308)

Retained earnings, end of year	$893,752	$746,237	$712,091

(a) Dividends are paid in arrears in the second month after quarter end. Dividends are not accrued at quarter end.

Competition

Demand for advances is affected by (among other things) the availability and cost to members of alternate sources of liquidity, including retail deposits and wholesale funding options such as brokered deposits, repurchase agreements and Federal Funds.  Historically, members have grown their assets at a faster pace than retail deposits and capital creating a funding gap.  We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps.  Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers, the U.S. Government and firms capitalizing on wholesale funding platforms (e.g. “CDARS,” the Certificate of Deposit Account Registry Service).  Certain members may have access to alternative wholesale funding sources such as lines of credit, wholesale CD programs, brokered CDs and sales of securities under agreements to repurchase.  Large members may also have access to the national and global credit markets. The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors.

We compete for funds raised through the issuance of unsecured debt in the national and global debt markets.  Competitors include corporate, sovereign, and supranational entities, as well as Government Sponsored Enterprises including Federal National Mortgage Association (“Fannie Mae”), and Federal Home Loan Mortgage Corp. (“Freddie Mac”).  Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than would otherwise be the case.  In addition, the availability and cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank system debt.  Although the available supply of funds has kept pace with the funding needs of our members, there can be no assurance that this will continue to be the case indefinitely.

There is considerable competition among high credit quality issuers in the markets for callable debt and derivatives.  The sale of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been an important source of competitively priced funding for the FHLBNY.  Therefore, the liquidity of markets for callable debt and derivatives is an important determinant of our relative cost of funds.  There can be no assurance that the current breadth and depth of these markets will be sustained.  Also, as a result of Dodd-Frank legislation, the advent of mandatory derivative clearing in 2013 will marginally increase the cost of funds.

We compete for the purchase of mortgage loans held-for-sale.  For single-family products, competition is primarily with Fannie Mae and Freddie Mac, principally on the basis of price, products, structures, and services offered.

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

An indirect but growing source of competition is the acquisition of a FHLBNY member bank by a member of another FHLBank.  Under Finance Agency regulations, if the charter residing within our district is dissolved, the acquired institution is considered as a non-member and cannot borrow additional funds from us.  In addition, the non-member may not renew advances when they mature.  Our former members, who attained non-member status by virtue of being acquired, had advances borrowed and outstanding of $427.3 million and $710.4 million at December 31, 2012 and 2011.  A capital stock held by a former members is a non-member stock, which under Generally Accepted Accounting Principles in the United States (“GAAP”) is a liability.  The outstanding balances of such stock were $23.1 million and $54.8 million at December 31, 2012 and 2011.

Oversight, Audits, and Examinations

We are supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which was created on July 30, 2008, when the President signed the Housing and Economic Recovery Act of 2008 into law, which created a regulator with all of the authorities necessary to oversee vital components of our country’s secondary mortgage markets — Fannie Mae, Freddie Mac, and the Federal Home Loan Banks.  In addition, this law combined the staffs of the Office of Federal Housing Enterprise Oversight (“OFHEO”), the Federal Housing Finance Board (“FHFB”), and the GSE mission office at the Department of Housing and Urban Development (“HUD”).   The establishment of the Finance Agency will promote a stronger, safer U.S. housing finance system, affordable housing and community investment through safety and soundness oversight of Fannie Mae, Freddie Mac and the Federal Home Loan Banks.

We carry out our statutory mission only through activities that comply with the rules, regulations, guidelines, and orders issued under the Federal Housing Enterprises Financial Safety and Soundness Act, the Housing Act and the FHLBank Act.

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

The FHLBNY has an internal audit department, and our Board of Directors has an Audit Committee.  An independent registered public accounting firm audits our annual financial statements.  The independent registered public accounting firm conducts these audits following auditing standards established by the Public Company Accounting Oversight Board (United States).  The FHLBanks, the Finance Agency, and Congress all receive the audit reports.  We must also submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General.  These reports include: Statements of financial condition, operations, and cash flows; a Statement of internal accounting and administrative control systems; and the Report of the independent registered public accounting firm on the financial statements and internal controls over financial reporting.

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

Personnel

As of December 31, 2012, we had 269 full-time and 3 part-time employees.  As of December 31, 2011, we had 273 full-time and 3 part-time employees.  The employees are not represented by a collective bargaining unit, and we consider our relationship with employees to be good.

Tax Status

The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for real property taxes.

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

Affordable Housing Program (“AHP”) Assessments. —  Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program.  Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory net income.  Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for Affordable Housing Program, and prior to June 30, 2011, after the assessment for REFCORP.  The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency.  We accrue the AHP expense monthly.

We charge the amount set aside for the Affordable Housing Program to income and recognize the amounts set aside as a liability.  We relieve the AHP liability as members use subsidies.  In periods where our regulatory income before Affordable Housing Program and REFCORP (prior to the termination of the REFCORP obligation on June 30, 2011) is zero or less, the amount of AHP liability is equal to zero, barring application of the following.  If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 12 FHLBanks.  There was no shortfall in the years ended 2012, 2011 or 2010.

ITEM 1A.  RISK FACTORS.

The following discussion sets forth the material risk factors that could affect the FHLBNY’s financial condition and results of operations.  Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the FHLBNY.

Regulatory Risks

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

Negative information about us, the FHLBanks or housing GSEs, in general, could adversely impact our cost and availability of financing. Negative information impacting us or any other FHLBank, such as material losses or increased risk of losses, could also adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, could adversely impact us. The housing GSEs — Fannie Mae, Freddie Mac, and the FHLBanks — issue highly rated agency debt to fund their operations. From time to time negative announcements by any of the housing GSEs concerning accounting problems, risk-management issues, and regulatory enforcement actions have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk. Similar announcements by the FHLBanks may contribute to this pressure on debt pricing. One possible source of information that impacts us could come from plans for housing GSE reform. Such plans were introduced on February 11, 2011 when the U.S. Treasury and HUD proposed certain recommendations for the reform of the housing GSEs. Although the focus of those recommendations is on Fannie Mae and Freddie Mac, the proposal includes certain recommendations for the FHLBanks. The recommendations or other plans could result in market uncertainty regarding the status of U.S. federal government support of housing GSEs, in general, including the FHLBanks, and our cost of financing could be adversely impacted as a result. For additional information about plans for housing GSE reform, see Legislative and Regulatory Developments in Item 7 in this MD&A. Any such negative information or other factors could result in the FHLBanks having to pay a higher rate of interest on COs to make them attractive to investors. If we maintain our existing pricing on our advances products and other services notwithstanding increases in CO interest rates the spreads we earn would fall and our results of operations would be adversely impacted. If, in response to this decrease in spreads, we change the pricing of our advances, the advances may be less attractive to members and the amount of new advances and our outstanding advance balances may decrease.  In either case, the increased cost of issuing COs could adversely impact our financial condition and results of operations.

Loan modification programs could adversely impact the value of the FHLBNY’s mortgage-backed securities. Federal and state government authorities, as well as private entities such as financial institutions and the servicers of residential mortgage loans, have proposed, commenced, or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of and the returns on our mortgage-backed securities.

Business Risks

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

Withdrawal of one or more large members from our membership could result in a reduction of our total assets, capital, and net income.  If one or more of our large members were to prepay their advances or repay the advances as they came due and no other advances were made to replace them, it could also result in a reduction of our total assets, capital, and net income.   Although there were no material prepayments of advances in 2012 from members who accounted for 10 percent or more of advances, in prior years we have had large members make material prepayments.   For example, Hudson City Savings Bank, FSB, a member which accounted for 22.1 percent of advances at December 31, 2010, prepaid $6.4 billion of advances in the first quarter of 2011 and $4.1 billion of advances in the fourth quarter of 2011.   In 2013, based on public pronouncements by M&T Bank as the anticipated merger partner of Hudson City, which accounted for 8 percent of advances at December 31, 2012 will make extensive advance prepayments, and could cause our book of business to decline if the advances are not replaced by new borrowings from other member institutions.   See Business Outlook under 2012 Highlights in the MD&A for a fuller understanding of the announced merger of Hudson City and M&T, two member institutions of the FHLBNY.

At December 31, 2012, three other members accounted for 46.9 percent of total advances -  Metropolitan Life Insurance Company (18.7 percent), Citibank, N.A. (16.7 percent), and New York Community Bank (11.5 percent).

While our analysis of the impact of the merger of Hudson City and the probable termination of advances is not expected to have a material adverse impact on our business and results of operations, these are the types of events that we consider to be factors resulting from high concentration of advances.   The timing and magnitude of the effect of a reduction in the amount of advances would depend on a number of factors, including:

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

At December 31, 2012, advances borrowed by insurance companies accounted for 23.8% of advances (See Note 20.  Segment Information and Concentration in the audited financial statements).  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void FHLBNY’s claims on collateral in the event of an insurance company failure.  Even if ultimately unsuccessful, such a legal challenge could result in a delay in the liquidation of collateral and a loss of market value.

The FHLBNY has geographic concentrations that may adversely impact its business operations and/or financial condition.  By nature of our regulatory charter and our business operations, we are exposed to credit risk as the result of limited geographic diversity. Our advance lending is limited by charter to operations to the four areas — New Jersey, New York, Puerto Rico and the U.S. Virgin Islands. We employ conservative credit rating and collateral policies to limit exposure, but a decline in regional economic conditions could create an exposure to us in excess of collateral held.

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

The ongoing implementation of derivatives regulation under the Dodd-Frank Act could adversely impact the FHLBNY’s ability to execute derivatives to hedge interest rate risk, and would increase our compliance costs and negatively impact our results of operations.  Derivatives regulations under the Dodd-Frank Act have impacted and will continue to substantially impact the derivatives markets by, among other things: (i) requiring extensive regulatory and public reporting of derivatives transactions; (ii) requiring a wide range of over-the-counter derivatives to be cleared through recognized clearing facilities and traded on exchanges or exchange-like facilities; (iii) requiring the collection and segregation of collateral for most uncleared derivatives; and (iv) significantly broadening limits on the size of positions that may be maintained in specified derivatives.  These market structure reforms will make many derivatives products more costly to execute, may significantly reduce the liquidity of certain derivatives markets and could diminish customer demand for covered derivatives.  These changes could negatively impact the FHLBNY’s ability to execute derivatives in cost efficient manner, which could have an adverse impact on its results of operations.  Numerous aspects of the new derivatives regime require costly and extensive compliance systems to be put in place and maintained.

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

Market and Economic Risks

The FHLBNY’s funding depends on its ability to access the capital markets.  Our primary source of funds is the sale of consolidated obligations in the capital markets.  Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are, for the most part, beyond our control.  Accordingly, we may not be able to obtain funding on acceptable terms, if at all.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.  If additional reforms are legislated over money market funds, they may have an adverse impact on the FHLBank discount note pricing, given that the funds are significant sponsors of short-term FHLBank debt.

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

Credit Risks

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations, which could adversely affect FHLBNY’s financial condition and results of operations.  FHLBank System consolidated obligations have been assigned Aaa/P-1 and AA+/A-1+ ratings by Moody’s and S&P.  The outlook for the FHLBank debt by both S&P and Moody’s is negative. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect the cost of funds of one or more FHLBanks, including the FHLBNY, and the ability to issue consolidated obligations on acceptable terms.  A higher cost of funds or the impairment of the ability to issue consolidated obligations on acceptable terms could also adversely affect our financial condition and results of operations.  Rating agency downgrades of the debt of the United States could also cause a downgrade in the rating of the FHLBanks.

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

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.   The carrying values of our private-label MBS were at $514.9 million at December 31, 2012. And since 2006, we have made no acquisitions of private-label MBS.  These investments are primarily backed by prime, subprime mortgage loans, and many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSROs. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition Investments for a description of our portfolio of investments in these securities.

Credit losses in 2012 and 2011 were not significant, but if we were to experience high rates of delinquency and increase in loss severity trends on the loans underlying the private-label MBS, and face challenging macroeconomic factors, such as continuing high unemployment levels and higher than expected troubled residential mortgage loans, we may have to recognize additional credit losses.

We have also invested in securities issued by Housing Finance Agencies (“HFA”), which are held-to-maturity, with an amortized cost of $737.6 million as of December 31, 2012.  Generally, the cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well.  At the time of purchase the HFA securities were rated double-A (or its equivalent rating), some have since been downgraded.  Further, the fair values of some of our HFA securities have also fallen, and gross unrealized losses on these securities totaled $56.0 million at December 31, 2012.  Although we have determined that none of these securities is other-than-temporarily impaired at December 31, 2012, should the underlying loans underperform our projections, we could realize credit losses from these securities.  No purchases were made in 2012.

A rise in delinquency rates on our investments in MPF loans or related adverse trends could adversely impact our results of operation and financial condition. As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments.  Important factors in determining this allowance are the collateral values supporting our investments in conventional mortgage loans. The allowance of $7.0 million at December 31, 2012 may prove insufficient if macroeconomic factors worsen, housing prices fall and collateral values decline.  To the extent those risks are realized, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

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

The FHLBNY may become liable for all or a portion of the consolidated obligations of the FHLBanks, which could negatively impact the FHLBNY’s financial condition and results of operations.  We are jointly and severally liable along with the other FHLBanks for the consolidated obligations issued through the Office of Finance.  Dividends on, redemption of, or repurchase of shares of our capital stock are not permitted unless the principal and interest due on all consolidated obligations have been paid in full.  If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine.  As a result, our ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other

FHLBanks.  However, no FHLBank has ever defaulted on its debt and no FHLBank has ever been asked to assume the debt payments of another FHLBank since the FHLB System was established in 1932.

Liquidity Risks

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

Operational Risks

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

The FHLBNY’s operational systems and networks continue to be vulnerable to an increasing risk of continually evolving cybersecurity or other technological risks which could result in the disclosure of confidential client or customer information, damage to the FHLBNY’s reputation, additional costs to the FHLBNY, regulatory penalties and financial losses. A significant portion of FHLBNY’s operations relies heavily on the secure processing, storage and transmission of financial and other information.    The FHLBNY’s computer systems, software and networks will continue to be vulnerable to unauthorized access, loss or destruction of data, unavailability of service, computer viruses or other malicious code, cyber attacks and other events.  These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure.  If one or more of these events occurs, it could result in the disclosure of confidential information, damage to FHLBNY’s reputation with its customers, additional costs to the FHLBNY (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses, to the FHLBNY.  Such events could also cause interruptions or malfunctions in the operations of the FHLBNY data systems (such as the lack of availability of FHLBNY’s online advance transaction system with members).

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

A natural disaster in the Bank’s region could adversely affect the Bank’s profitability and financial condition. A severe natural disaster could damage the Bank’s physical infrastructure and have an adverse effect on the FHLBNY’s business.  Portions of the Bank’s region also are subject to risks from hurricanes, tornadoes, floods or other natural disasters.  These natural disasters could damage or dislocate the facilities of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances, may adversely affect the viability of the Bank’s mortgage purchase programs or the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas of the Bank’s region.  These conditions could have an adverse effect on the Bank’s business.

As an example, on October 29th and 30th, 2012, Hurricane Sandy struck sections of the New York and New Jersey coast line, and our market area was significantly impacted by the storm which resulted in widespread flooding, wind damage, and power outages.  The FHLBNY’s computer operations in Jersey City were moved to the New York headquarters due to the impact of Hurricane Sandy.  In the interim, the FHLBNY operated with daily tape back-ups of its computer systems and data, and previously arranged back-up mechanisms with two other FHLBanks to provide support services if needed.   Customer service, and specifically liquidity to FHLBNY’s members, continued uninterrupted through this period.  The FHLBNY re-established a fully functioning back-up data center at a colocation facility in New Jersey in March 2013.   The colocation facility provides space, power, cooling, and physical security for the server, storage, and networking equipment.  The facility is shared with other firms, and is connected to a variety of telecommunications and network service providers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We occupy approximately 41,000 square feet of leased office space at 101 Park Avenue, New York, New York.  We also maintain 30,000 square feet of leased office space at 30 Montgomery Street, Jersey City, New Jersey, principally as an operations center.  In the aftermath of hurricane, we leased temporary office space occupying approximately 16,000 square feet at 101 Park Avenue, New York, NY to accommodate Jersey City, New Jersey employees.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, the Bank is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  At the present time, except as noted below, there are no pending claims against the Bank that, if established, are reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

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

LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement with a total notional amount of $16.5 billion at the time of termination of the Bank’s derivative transactions with LBSF on September 18, 2008 (the “Early Termination Date”).  The net amount that was due to the Bank after giving effect to obligations that were due LBSF and Bank collateral posted with and netted by LBSF was approximately $65 million.  The Bank filed timely proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings. The Bank fully reserved the LBSF and LBHI receivables as the dispute with LBSF described below make the timing and the amount of any recoveries uncertain.

As previously reported, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010 claiming that the Bank was liable to LBSF under the master agreement.  Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank responded to LBSF on August 23, 2010, denying LBSF’s Demand. LBSF served a reply on September 7, 2010, effectively reiterating its position.  A mediation conducted pursuant to the Order commenced on December 8, 2010 and concluded without settlement on March 17, 2011.  LBSF claims that the Bank is liable to it in the principal amount of approximately $198 million plus interest on such principal amount from the Early Termination Date to December 1, 2008 at an interest rate equal to the average of the cost of funds of the Bank and LBSF on the Early Termination Date, and after December 1, 2008 at a default interest rate of LIBOR plus 13.5%.  LBSF’s asserted claim as of December 6, 2010, including principal and interest, was approximately $268 million.  Pursuant to the Order, positions taken by the parties in the ADR process are confidential.

While the Bank believes that LBSF’s position is without merit, the amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

All of the stock of the FHLBNY is owned by our members.  Stock may also be held by former members as a result of having been acquired by a non-member institution.  We conduct our business in advances and mortgages exclusively with stockholder members and housing associates(1).  There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded.  It may be redeemed at par value upon request, subject to regulatory limits.  The par value of all FHLBNY stock is $100 per share.  These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended.  At December 31, 2012, we had 339 members, who held 47,974,566 shares of capital stock between them. Former members held 231,433 shares.  At December 31, 2011, we had 340 members with 44,906,014 shares of capital stock between them and 548,273 shares held by former members.  Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

Dividends from a calendar quarter’s earnings are paid(a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition.  (dollars in thousands):

	2012				2011				2010
Month Paid	Amount		Dividend Rate	Month Paid	Amount		Dividend Rate	Month Paid	Amount		Dividend Rate

November	$55,352		4.50%	November	$47,198		4.00%	November	$76,675		6.50%
August	51,505		4.50	August	48,987		4.50	August	55,225		4.60
May	50,394		4.50	May	49,635		4.50	May	52,792		4.25
February	58,124		5.00	February	67,269		5.80	January	73,024		5.60

	$215,375	(b)			$213,089	(b)			$257,716	(b)

(a)         The table above reports dividend on a paid basis and includes payments to former members as well as members.  Dividends paid to former members were $1.8 million, $2.4 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010.

(b)         Includes dividend paid to non-member which is classified as interest expense for accounting purposes.

Dividends are accrued for former members, and recorded as interest expense on mandatorily redeemable capital stock held by former members, and is a charge to Net income.  Dividends on capital stock held by members are not accrued.  Dividends are paid in arrears in the second month after the quarter end in which the dividend is earned, and is a direct charge to Retained earnings.

Note 1: Housing associates are defined as entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity.  At December 31, 2012, we had eight housing associates as members.  Advances made to Housing associates totaled $7.2 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

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

ITEM 6.            SELECTED FINANCIAL DATA.

Statements of Condition	Years ended December 31,
(dollars in millions)	2012	2011	2010	2009	2008

Investments (a)	$17,459	$14,236	$16,739	$16,222	$14,195
Interest-bearing balance at FRB (b)	—	—	—	—	12,169
Advances	75,888	70,864	81,200	94,349	109,153
Mortgage loans held-for-portfolio, net of allowance for credit losses (c)	1,843	1,408	1,266	1,318	1,458
Total assets	102,989	97,662	100,212	114,461	137,540
Deposits and borrowings	2,054	2,101	2,454	2,631	1,452
Consolidated obligations, net
Bonds	64,784	67,441	71,743	74,008	82,257
Discount notes	29,780	22,123	19,391	30,828	46,330
Total consolidated obligations	94,564	89,564	91,134	104,836	128,587
Mandatorily redeemable capital stock	23	55	63	126	143
AHP liability	135	127	138	144	122
REFCORP liability	—	—	22	24	5
Capital
Capital stock	4,797	4,491	4,529	5,059	5,585
Retained earnings
Unrestricted	798	722	712	689	383
Restricted	96	24	—	—	—
Total retained earnings	894	746	712	689	383
Accumulated other comprehensive income (loss)	(199)	(191)	(97)	(145)	(101)
Total capital	5,492	5,046	5,144	5,603	5,867
Equity to asset ratio (d)	5.33%	5.17%	5.13%	4.90%	4.27%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2012	2011	2010	2009	2008

Investments (a)	$25,265	$20,486	$17,693	$15,987	$22,253
Interest-bearing balance at FRB (b)	—	—	—	6,046	1,322
Advances	72,720	75,202	85,908	98,966	92,617
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,624	1,314	1,281	1,386	1,465
Total assets	102,821	100,911	108,100	125,461	119,710
Interest-bearing deposits and other borrowings	2,246	2,301	4,650	2,095	2,003
Consolidated obligations, net
Bonds	65,598	68,028	72,136	71,860	81,342
Discount notes	26,113	21,442	21,728	41,496	28,349
Total consolidated obligations	91,711	89,470	93,864	113,356	109,691
Mandatorily redeemable capital stock	38	58	83	137	166
AHP liability	131	132	142	135	122
REFCORP liability	—	5	9	21	6
Capital
Capital stock	4,634	4,476	4,699	5,244	4,923
Retained earnings
Unrestricted	752	707	672	558	381
Restricted	58	4	—	—	—
Total retained earnings	810	711	672	558	381
Accumulated other comprehensive income (loss)	(200)	(129)	(116)	(106)	(74)
Total capital	5,244	5,058	5,255	5,696	5,230

Note —       Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data

(dollars in millions)
(except earnings and dividends per	December 31,
share, and headcount)	2012	2011	2010	2009	2008
Net income	$361	$245	$276	$571	$259
Net interest income (e)	467	509	457	701	694
Dividends paid in cash (f)	213	210	252	265	294
AHP expense	40	27	31	64	30
REFCORP expense	—	31	69	143	65
Return on average equity (g)	6.88%	4.83%	5.24%	10.02%	4.95%
Return on average assets	0.35%	0.24%	0.25%	0.45%	0.22%
Net OTTI impairment losses	(2)	(6)	(8)	(21)	—
Other non-interest income (loss)	33	(75)	23	185	(267)
Total other income (loss)	31	(81)	15	164	(267)
Operating expenses (h)	82	109	85	76	66
Finance Agency and
Office of Finance expenses	14	13	10	8	7
Total other expenses	96	122	95	84	73
Operating expenses ratio (i)	0.08%	0.11%	0.08%	0.06%	0.06%
Earnings per share	$7.78	$5.46	$5.86	$10.88	$5.26
Dividends per share	$4.63	$4.70	$5.24	$4.95	$6.55
Headcount (Full/part time)	272	276	271	264	251

(a)         Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, Federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         FRB program commenced in October 2008.  On July 2, 2009, the Bank was no longer eligible to collect interest on excess balances.

(c)          Allowances for credit losses were $7.0 million, $6.8 million, $5.8 million, $4.5 million, and $1.4 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

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

(h)         Operating expenses include Compensation and Benefits.

(i)            Operating expenses as a percentage of total average assets.

Supplementary financial data for each quarter for the years ended December 31, 2012 and 2011 are presented below (in thousands):

	2012 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$210,431	$229,157	$231,818	$232,138
Interest expense	103,222	111,661	110,810	110,983

Net interest income	107,209	117,496	121,008	121,155

Provision for credit losses on mortgage loans	118	234	(202)	861
Other income (loss)	11,743	3,098	(1,770)	18,264
Other expenses and assessments	34,958	31,919	32,928	36,653
	23,333	29,055	34,496	19,250

Net income	$83,876	$88,441	$86,512	$101,905

	2011 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$269,976	$207,277	$216,771	$259,318
Interest expense	106,103	104,503	110,657	123,316

Net interest income	163,873	102,774	106,114	136,002

Provision for credit losses on mortgage loans	186	765	429	1,773
Other income (loss)	(44,399)	(40,394)	(8,261)	12,374
Other expenses and assessments	34,764	25,945	44,113	75,622
	79,349	67,104	52,803	65,021

Net income	$84,524	$35,670	$53,311	$70,981

Interim period - Infrequently occurring items recognized.

2012 first quarter — Benefited from $7.2 million of gains recorded on debt instruments held at fair value under the FVO; derivatives and hedging gains were $24.2 million.  These two factors were key contributors to increase in Net income in the 2012 first quarter.

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

•                                          inflation or deflation;

•                                          issues and events within the FHLBank System and in the political arena that may lead to regulatory, judicial, or other developments that may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets;

•                                          the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;

•                                          significant business disruptions resulting from natural or other disaster, acts of war or terrorism;

•                                          the effect of new accounting standards, including the development of supporting systems;

•                                          membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•                                          the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks; and

•                                          the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1	Market Interest Rates	31
2.1 - 2.3	Financial Condition	45-46
3.1 - 3.11	Advances	47-52
4.1 - 4.15	Investments	52-60
5.1 - 5.6	Mortgage Loans	61-62
6.1 - 6.10	Consolidated Obligations	65-69
6.11	FHLBNY Rating	69
7.1 - 7.3	Capital	70-71
8.1 - 8.7	Derivatives	72-75
9.1 - 9.4	Liquidity	77-79
9.5	Off-Balance Sheet Arrangements and Aggregate Contractual Obligations	80
9.6 - 9.7	Leverage Limits, Unpledged Asset Requirements, and MBS Limits	81
	Operational Risk Management	81
10.1 - 10.15	Result of Operations	82-92
11.1 - 11.2	Assessments	92

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

Business segment.  We manage our operations as a single business segment.  Advances to members are our primary focus and the principal factor that impacts our operating results.  We are exempt from ordinary federal, state and local taxation (except for local real property tax).  Up until June 30, 2011, we were required to make payments to Resolution Funding Corporation (“REFCORP”).  We are required to set aside a percentage of our income towards an Affordable Housing Program (“AHP”).

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

Financial performance of the Federal Home Loan Bank of New York

	December 31,			Net change in dollar amount
(Dollars in millions, except per share data)	2012	2011	2010	2012	2011

Net interest income before provision for credit losses	$467	$509	$457	$(42)	$52
Provision for credit losses on mortgage loans	1	3	1	(2)	2

Net OTTI impairment losses	(2)	(6)	(8)	4	2
Other non-interest income (loss)	33	(75)	23	108	(98)
Total other income (loss)	31	(81)	15	112	(96)
Operating expenses	27	29	27	(2)	2
Compensation and benefits	55	80	58	(25)	22
Net income	$361	$245	$276	$116	$(31)
Earnings per share	$7.78	$5.46	$5.86	$2.32	$(0.40)
Dividend per share	$4.63	$4.70	$5.24	$(0.07)	$(0.54)

2012 Highlights

Results of Operations

We reported 2012 Net income of $360.7 million, or $7.78 per share, compared with 2011 Net income of $244.5 million, or $5.46 per share, and 2010 Net income of $275.5 million, or $5.86 per share.  The return on average equity, which is Net income divided by average Capital stock, Retained earnings and Accumulated other comprehensive income (loss) (“AOCI”), was 6.88% in 2012, compared with 4.83% in 2011, and 5.24% in 2010.

2012 Net income benefited from lower Compensation and benefit expenses, lower debt retirement costs, and incurred no REFCORP expense, an 18% assessment charged to the 2011 Net Income in its first six months, and to the full year 2010 Net Income.  REFCORP Assessment obligation was satisfied in June 2011, and funds previously paid to REFCORP are being set aside as Restricted Retained earnings that will further strengthen our balance sheet and the FHLBank system.  Other primary factors are summarized below:

•                  Net interest income — Net interest income in 2012 was $466.9 million, compared to $508.8 million in 2011 and $457.6 million in 2010.  The decline, relative to 2011, was in part due to tighter funding spreads in the current year, and in part due to declining yields from our investments and lower prepayment fees.  A significant amount of our fixed-rate debt is swapped to floating-rate sub-LIBOR spreads, and as LIBOR declines, as it did in 2012 that spread narrowed on a swapped out basis, causing an increase in funding cost.  Also, with the easing of the European credit crises in 2012, our debt may have returned to pre-crisis pricing.  The impact of “flight to quality” had effectively driven down our cost of debt in 2011 and 2010, during the peak of the credit crises.  Higher-yielding MBS have been paying down, and floating-rate MBS yielded lower coupons in parallel with the declining interest rate environment.  Member initiated prepayments of advances were lower in 2012, and fee income generated was $16.6 million, compared to $109.2 million in 2011, and $13.1 million in 2010.

•                  Derivative and hedging gains — In 2012, derivative and hedging gains were $47.3 million, compared to $16.7 million and $25.0 million in 2011 and 2010.  Net gains represented the income effects of hedging activities in a qualifying hedge (fair value effects of derivatives, net of the fair value effects of hedged items), and net gains on derivatives in an economic hedge that were not designated under hedge accounting rules (fair value changes of derivatives without the offsetting fair value changes of the hedged items).

•                  Instruments held at fair value — Consolidated obligation debt elected under the FVO reported fair value losses of $0.1 million in 2012, compared to losses of $10.5 million and $3.3 million in 2011 and 2010.  Fair values have declined as the debt instruments were nearing their maturities.  In the fourth quarter of 2012, we also elected the FVO for a floating-rate advance and a gain of $0.4 million was recognized.

•                  Debt buy back costs — Debt buy-back activity was modest in 2012, and expenses charged to earnings were $24.1 million in 2012, compared to $86.5 million in 2011, and $2.1 million in 2010.

•                  OTTI charges — Charges were $2.1 million in 2012, compared to $5.6 million in 2011, and $8.3 million in 2010, and we believe credit trends are continuing to improve for our investments in private-label MBS (“PLMBS”).

•                  Compensation and benefits — Compensation and benefits expenses were $55.3 million in 2012, down from $79.8 million in 2011 and $58.2 million in 2010.  In 2012 we benefited from a pension relief measure under a bill enacted by Congress, referred to as MAP 21, which reduced defined benefit pension expense to $1.7 million in 2012.  In contrast, we expensed $30.3 million in 2011 and $10.7 million in 2010.  For a discussion about MAP-21, see Note 15.  Employee Retirement Plans in the audited financial statements in this Form 10-K.

Cash dividends of $4.63 per share of capital stock were paid to stockholders in 2012, compared to $4.70 in 2011, and $5.24 per share in 2010.

Financial Condition

Our mission is to support the liquidity needs of our members.   To meet this mission, our strategy is to keep our balance sheet in line with the rise and fall of amounts borrowed by members in the form of advances.   Total assets were $103.0 billion at December 31, 2012, compared to $97.7 billion at December 31, 2011.   At December 31, 2012, principal amounts of Advances to members increased by $5.3 billion, or 7.9%, to $72.3 billion primarily because of short- and medium-term borrowings by one large member.

Net cash generated from operating activities was in excess of Net income in 2012, 2011 and 2010.  Our liquidity position remained in compliance with all regulatory requirements and we do not foresee any changes to that position.  We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.  See discussions around Liquidity Management in this MD&A, specifically, Tables 9.1 - 9.4.

Our capital remains strong.  At December 31, 2012, actual risk-based capital was $5.7 billion, compared to required risk-based capital of $0.5 billion.  To support $103.0 billion of total assets at December 31, 2012, the required minimum regulatory capital was $4.1 billion, or 4.00% of assets.  Our actual regulatory capital was $5.7 billion, exceeding required capital by $1.6 billion.  Aggregate capital ratio was at 5.55% or 1.55% more than the 4.00% regulatory minimum.  We have prudently increased retained earnings through the period of credit turmoil.  Unrestricted Retained earnings have grown to $797.6 million as of December 31, 2012, up from $722.2 million at December 31, 2011, and $712.1 million at December 31, 2010.  Restricted retained earnings have grown to $96.2 million at December 31, 2012.  AOCI losses, a component of shareholders’ equity, were $199.4 million at December 31, 2012, compared to $190.4 million at December 31, 2011.  The losses are unrealized, and largely represent adverse changes in the fair values of interest rate swaps designated as cash flow hedges of several discount note issuance programs that create long-term fixed-rate funding.  Fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  We expect the long-term hedge programs to remain in place to their contractual maturities, and fair value losses will sum to zero over those periods.

Aside from advances, our primary long-term investment portfolios, comprise primarily of GSE issued MBS, a small portfolio of private-label MBS, bonds issued by state and local government housing agencies, and the MPF portfolio of mortgage loans.  Such investments were classified as either held-to-maturity or as available-for-sale.  We had no securities designated for trading.  Investments in the held-to-maturity portfolio at December 31, 2012, comprised of MBS totaling $10.3 billion, of which 95.0% were GSE or U.S. government issued MBS, and 5.0% private-label MBS ($9.3 billion at December 31, 2011).  Housing finance agency bonds in the held-to-maturity portfolio were $737.6 million at December 31, 2012 ($779.9 million at December 31, 2011).  MBS investments in the available-for-sale portfolio were almost exclusively GSE issued securities and outstanding balances were $2.3 billion at December 31, 2012 ($3.1 billion at December 31, 2011).  Market pricing of GSE-issued investment securities has improved at December 31, 2012, compared to December 31, 2011, as liquidity has gradually returned to the market, and fair values generally generated unrealized gains.  Market pricing of our portfolio of private-label securities has generally improved or has remained stable at December 31, 2012, compared to December 31, 2011.  For more information about unrealized gains and losses, or changes in balances outstanding and rating information, see Note 5.  Held-to-Maturity Securities and Note 6.  Available-for-Sale Securities in the audited financial statements in this Form 10-K.

Our portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).   We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Growth has been steady and moderate.  We acquired $772.9 million of new loans in 2012, up from $394.7 million in 2011.  Outstanding balances, net of paydowns, were $1.8 billion and $1.4 billion at December 31, 2012 and December 31, 2011, representing 1.8% and 1.4% of total assets at those dates.

We also invest in overnight and short-term federal funds with highly rated financial institutions, allowing us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.   During 2012 and 2011, all investments in Federal funds sold were overnight.  Table 4.13, in this Form 10-K, summarizes Federal funds sold to counterparties, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S..

We continue to report our on-going analysis of the impact to our business of S&P’s decision last year to lower our long-term credit rating from AAA to AA+.   Moody’s has maintained our credit rating at AAA.   Both rating agencies also lowered their outlook to negative.   The pricing performance of the short- and intermediate-term FHLBank debt has remained stable and we have been able to issue debt to fund our balance sheet needs.   We remain optimistic, but we cannot predict the long-term impact, if any, upon our funding costs or our ability to access the capital markets.   The downgrade required us to post additional cash collateral starting in August 2011 under the provisions of certain credit support agreements with derivative counterparties because of the downgrade.   However, credit support agreements with other derivative counterparties were not impacted because those agreements stipulate that so long, as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  In summary, the increased collateral posting was easily dealt with and did not impact our liquidity in any significant manner.   There were no other significant contracts or covenants for any credit facility or other agreements that were impacted by the downgrade.  We have substantial investments in mortgage-backed securities issued by other GSEs and a U.S. agency.   The pricing of our portfolios of GSE securities has been stable and was substantially in net unrealized fair value gain positions at December 31, 2012, and the rating downgrade from AAA to AA+ had no material impact on the perceived creditworthiness of instruments issued, insured or guaranteed by institutions linked to the U.S. government.   That perception could change, and pricing of MBS issued by the institutions could be correspondingly affected in future periods.

Hurricane Sandy

In our Form10-Q for the period ended September 30, 2012 filed on November 9, 2012, we had reported in Note 21.  Subsequent Events that an estimate of the hurricane’s financial effect on the Bank, if any, would be made after an assessment was concluded.  We are pleased to report that the hurricane did not impact our business, and we continued to serve our members through these difficult times for our communities in New Jersey and New York.  The FHLBNY’s operation center in Jersey City was moved to the New York headquarters due to the impact of Hurricane Sandy.   In the interim, we operated with daily tape back-ups of our computer systems and data, and previously arranged back-up mechanisms with two other FHLBanks to provide support services if needed. The FHLBNY re-established a fully functioning back-up data center at a colocation facility in New Jersey in March 2013.  The colocation facility provides space, power, cooling, and physical security for the server, storage, and networking equipment.  The facility is shared with other firms, and is connected to a variety of telecommunications and network service providers.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Outlook is for lower earnings in 2013 relative to 2012.   We expect long-term asset yields to remain low, and we also do not expect yields from short-term assets to rise, given the possibility of further accommodation from the Federal Reserve Board (“FRB”) to lower interest rates.   If the forward yield curve flattens any further in 2013, opportunities to invest in high-quality assets and earn a reasonable spread will be limited, constraining earnings.  Our primary earning assets, advances and investments in MBS may yield lower interest margins in a low interest rate environment.   The FRB has decided to increase policy accommodation by purchasing additional GSE issued mortgage-backed securities until the outlook for the labor market improves.  We believe this could result in MBS pricing that may not meet our risk-reward MBS acquisition criteria, which may impact future earnings.   The swap curve, an important indicator for us, has continued to decline, and this has the potential for further tightening of the FHLBank debt spreads and weaken our interest margins,

Advances — We are unable to predict the timing and extent of the expected recovery in the U.S. economy, particularly the recovery in the housing market, or whether to expect continued stability in the financial markets.  Against that backdrop, we believe it is also difficult to predict member demand for advances, which is the primary focus of our operations and the principal factor that impacts our operating results.

Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability of alternative funding sources that are more attractive (e.g. consumer deposits), the interest rate environment and the outlook for the economy.   Members may choose to prepay advances, based on their expectations of interest rate changes and demand for liquidity.  Demand for advances may also be influenced by the dividend payout rate to members on their investment in our stock.  Members are required to invest in our capital stock in the form of membership stock.   Members are also required to purchase activity stock in order to borrow advances.   Advance volume is also influenced by merger activity where members are either acquired by non-members, or acquired by members of another FHLBank.   When our members are acquired by members of another FHLBank or by a non-member, the former member no longer qualifies for

membership in the FHLBNY.   They cannot renew outstanding advances or provide new advances to non-members.  Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending if the former member borrowed such advances.  We expect limited demand for large intermediate-term advances because many members have adequate liquidity, and other members may be reluctant to borrow intermediate and long-term advances because of the expectation of an extended period of very low interest rates.  Also, see Item 1A. Risk Factors in this Form 10-K for a discussion on concentration risk.

Pending merger — On August 27, 2012, Hudson City Bancorp, Inc. (“Hudson City Bancorp”), entered into an Agreement and Plan of Merger (“Merger Agreement”) with M&T Bank Corporation and Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation.   The Merger Agreement provides that FHLBNY member Hudson City Savings Bank, a wholly owned subsidiary of Hudson City Bancorp, will merge with and into FHLBNY member Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned subsidiary of M&T Bank Corporation, with M&T Bank continuing as the surviving bank.   The Merger Agreement is subject to, among other items, shareholder and regulatory approvals.   The parties currently anticipate that the closing of the merger transactions will take place in the second quarter of 2013.   At December 31, 2012, total advances borrowed by Hudson City Savings Bank were $6.0 billion, or 8.3% of total advances of the FHLBNY.   Interest income earned from Hudson City Bancorp in 2012 was $302.6 million.   The parties have indicated their intention to pay off these advances upon the closing of the merger transactions.

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

For information about interest income generated from advances borrowed by Hudson City Bancorp, see Note 20.   Segment Information and Concentration in the audited financial statements in this Form 10-K.

Earnings — The Federal Reserve Bank’s pledge to keep short-term interest rates low through late 2014 and the impact of a flatter yield curve, taken together have compressed short-term asset yields, substantially reducing the opportunity cost of holding cash.   Additionally, as existing high-yielding fixed-rate MBS and some intermediate-term advances continue to pay down, mature or be prepaid, it is unlikely they will be replaced by equivalent high-yielding assets due to the prevailing low interest rates.   This will tend to lower the overall yield on total assets.   Amid a continuing weak economy and a particularly weak housing market, we do not expect advance demand from existing members to grow.   In 2012, a large money-center bank with significant borrowing potential became a member.   In the 2012 second quarter, the member’s intermediate-term borrowing benefited our advance business.   We are unable to predict if that member’s borrowing will increase, or if the borrowings will be renewed at maturity.

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

Credit impairment of mortgage-backed securities — OTTI charges have been insignificant thus far.   Certain private-label MBS held in our portfolio, which had been rated Triple A at December 31, 2011, were downgraded in the fourth quarter of 2012.  Although, our cash flow analysis did not identify OTTI, without continued recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.

Sovereign credit rating of the United States and impact on the FHLBanks — Rating agencies have stated that the U.S. long-term credit rating could be downgraded again if Congress is unable to work together to make any significant progress toward reducing the trend in the high debt to GDP ratio.  If the U.S. long-term credit rating were downgraded, the GSEs would be expected to be downgraded as a result.  This could have ramifications on FHLB debt issuance, and ultimately impact the cost of funding advances.

In 2011, Standard & Poor’s Rating Services (“S&P”) lowered its long-term sovereign credit rating on the U.S. to AA+ from AAA.  S&P’s outlook on the long-term rating is negative.   At the same time, S&P affirmed the A-1+ short-term rating on the U.S.   The senior unsecured debt issues of the Federal Home Loan Bank System, and the 12 Federal Home Loan Banks are rated by S&P as AA+ (Long-term rating) with negative outlook.  A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years.

S&P, Moody’s and Fitch Ratings have all indicated that they would likely not raise the outlooks and ratings of the FHLB System and/or System Banks above the U.S. sovereign rating.   If the ratings on the U.S. were lowered, the ratings on the FHLB System and System Banks whose ratings are equalized to the sovereign rating could also be lowered.   We cannot predict with certainty the longer-term impact of these recent rating actions on the FHLBank debt or the consequence of any further rating actions on the cost of our debt.   See Rating Actions and Table 6.11 in this MD&A with respect to most recent rating announcements and actions by S&P and Moody’s for the FHLBNY.

Credit ratings of major banks downgraded — Significant concern continues to exist overseas as the European debt crisis persists.  The European Commission has recently said that the European economy could virtually “grind to a halt” in 2013 and cut its growth expectations for the European region from 1.0% to 0.1% in 2013.  Other “euro area” countries such as Greece and Spain also remain in the headlines.  A continuation of the Eurozone issues will benefit flight to quality assets, including FHLB debt.

In 2012, rating agencies cut their ratings on certain banking institutions in the United States and Europe.   The rating actions did lift some uncertainty and allowed the market to interact with more confidence toward these organizations.   The lower ratings raised the cost of capital for certain institutions.  It is also important to recognize that many of these financial institutions are not overly reliant on short-term funding for their liquidity and thus changes in financing stemming from the downgrades may not manifest until larger funding needs develop as longer-term debt matures in the future.

Debt Ceiling Suspension Effect on FHLBank Debt — In January 2013, the President signed a bill into law that temporarily suspended the debt ceiling until May 19, 2013.  Evidence that market concerns around the debt ceiling had calmed could be seen in FHLBank discount note (DN) indications/execution.  Just prior to the enactment of the bill, investors remained concerned about the resolution of the debt ceiling and were less willing to take on assets maturing in the February time period.  In mid-January, the FHLBanks indicated a 2-month DN rate of 0.137%—2.5 bps higher than the 3-month DN rate.  The weighted average rate (“WAR”) on the 9-week DN was 0.123% versus the 13-week WAR of 0.105%.  Even before the bill was signed, and the House proposal was in the works, the DN curve returned to a more normal, continuous upward slope.

Although concerns around the debt ceiling limit have been removed temporarily, continued disagreement in Washington as well as possible negative impacts on economic growth could drive investors back to the safety of Treasuries and out of riskier assets.  This could impact FHLBank funding around March/April 2013 reducing dealer support and driving spreads to Treasuries wider.

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

Operation Twist expired at the end of 2012, and the FRB has announced that it will undertake additional quantitative easing.  The FRB has also stated that it will link its accommodative monetary policy stance to economic targets such as the unemployment and inflation rates.  As opposed to Operation Twist, which was balance sheet neutral due to offsetting sales of short-term securities that the FRB already held, in this round of quantitative easing, the Fed will increase the amount of securities on its balance sheet by undertaking outright purchases of Treasuries.  Monthly purchases are estimated at $45 billion per month and will be in conjunction with ongoing purchases of Agency MBS on the order of $40 billion per month.  Currently, both purchase programs are open-ended and adjustments to the amount and schedule of purchases will be based on economic conditions as indicated by the FRB.

The FRB’s most recent quantitative easing efforts include the outright purchase of $40 billion in agency MBS per month.  This is in addition to the ongoing principal reinvestments that were part of earlier policy action, resulting in total FRB purchases of agency MBS of approximately $75 billion per month.  A survey by a major international bank suggests there are currently $5.4 trillion in agency MBS outstanding with the FRB holding approximately $835 billion.  The recent quantitative easing will add approximately $500 billion to the FRB’s holdings over the next 12 months in 2013.  As the federal government is looking to shrink Fannie Mae and Freddie Mac’s housing finance footprint, the amount of new agency MBS supply may not grow, or issuances may decline.  This combined with the FRB’s quantitative easing actions, which appears to more than double its monthly MBS purchases, would lead to higher MBS prices and push spreads even tighter.

For the FHLBanks, the combination of a stable to shrinking supply of Treasuries in the short end and decreasing net supply of Treasuries in the long end, plus additional cash added to the economy could be a near-term positive for funding, as it is likely that investor demand will grow for FHLBank issued debt.

BBA LIBOR rate setting controversy — Government agencies in the U.S., including the Department of Justice, the Commodity Futures Trading Commission, the SEC, and a consortium of state attorneys general, as well as agencies in other jurisdictions, are conducting investigations or making inquiries regarding submissions made by panel banks to bodies that publish various interbank offered rates and other benchmark rates, such as the London Inter-Bank Offered Rate (“LIBOR”).  The FHLBanks, including the FHLBNY from time to time issue LIBOR-linked debt securities, and extend LIBOR-linked credit in the form of floating-rate instruments.  While these instruments reference LIBOR rate from published sources, the FHLBNY is not a contributor to the published rates.

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

Trends in the Financial Markets

Conditions in Financial Markets.  The primary external factors that affect net interest income are market interest rates and the general state of the economy.  The following table presents changes in key rates over the course of 2012 and 2011 (rates in percent):

Table 1.1:                     Market Interest Rates

	December 31,
	2012	2011	2012	2011
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate (a)	0.25%	0.25%	0.25%	0.25%
Federal Funds Effective Rate (c)	0.14	0.10	0.09	0.04
3-Month LIBOR (a)	0.43	0.34	0.31	0.58
2-Year U.S.Treasury (a)	0.27	0.44	0.25	0.24
5-Year U.S.Treasury (a)	0.76	1.51	0.72	0.83
10-Year U.S.Treasury (a)	1.79	2.76	1.76	1.88
15-Year Residential Mortgage Note Rate (b)	3.15	3.76	2.86	3.37
30-Year Residential Mortgage Note Rate (b)	3.84	4.53	3.52	4.07

(a)        Source: Office of Finance, Bloomberg L.L.P.

(b)        Source: Office of Finance, Average rates calculated using Bloomberg.

(c)         Source: Board of Governors Federal Reserve System.

Impact of general level of interest rates on the FHLBNY.  The level of interest rates during a reporting period impact our profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital.  As of December 31, 2012 and 2011, investments, excluding mortgage-backed securities, state and local housing agency obligations, and mortgage loans in the MPF program, had stated maturities of less than one year.  We also used derivatives to effectively change the repricing characteristics of a significant proportion of our advances and consolidated obligation debt to match shorter-term LIBOR rates that repriced at intervals of three-month or less.  Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate and the 3-month LIBOR rate, has an impact on profitability.

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

Recently Issued Accounting Standards and Interpretations, Change in Accounting Principle and Significant Accounting Policies and Estimates.

Recently issued Accounting Standards and Interpretations

For a discussion of recently issued accounting standards and interpretations, see the audited financial statements accompanying this report, specifically, Note 2.  Recently Issued Accounting Standards and Interpretations.

Change in Accounting Principle

Beginning with the fourth quarter of 2012, the FHLBNY has changed its presentation of the amortization of fair value hedge basis adjustments of modified advances.

From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance.  If the FHLBNY determines the modification is minor, the subsequent advance is considered a modification of the original advance. If the modified advance is also hedged under a qualifying fair value hedge, the fair value basis adjustment at the modification date will be amortized over the life of the modified advance on a level-yield basis even if the modified advance was designated after modification in a fair value hedge relationship.  Prior to the fourth quarter of 2012, the FHLBNY had previously made an accounting policy election to present the amortization of the hedge basis adjustment as a component of Interest income from advances.  Beginning in the fourth quarter of 2012, the FHLBNY presented the amortization of fair value basis of the modified hedged advance in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  The change in presentation is preferable as the Interest income from advances would not be impacted by the amortization if the advance is continuously hedged, and the total Interest income and Net interest income would more closely reflect the economics of the FHLBNY’s interest margin.  The preferability of one acceptable method of accounting over another for hedge adjustments to an hedged item, which continues to be hedged when simultaneously dedesignated from one hedge relationship and redesignated into another hedge relationship, has not been addressed in any authoritative accounting literature.  The change in presentation had no impact on Net income for any periods in this report since the change impacts only the presentation of the amortization of the hedge basis adjustment.  The presentation reflects increases in reported Interest income from Advances within Net interest income by $88.3 million in 2012, $66.8 million in 2011, and $1.8 million in 2010 and corresponding decreases in Net realized and unrealized gains (losses) from derivatives and hedging actives in Other income.  The FHLBNY has reclassified the appropriate line items in the Statements of Income for 2011 and 2010 to conform to the presentation adopted in 2012.

Significant Accounting Policies and Estimates

We have identified certain accounting policies that we believe are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the liabilities for pension, estimating fair values of certain assets and liabilities, evaluating the impairment of our securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, accounting for derivatives and hedging activities, and amortization of premiums and accretion of discounts.  We have discussed each of these significant accounting policies, the related estimates and its judgment with the Audit Committee of the Board of Directors.  For additional discussion regarding the application of these and other accounting policies, see Note 1. Significant Accounting Policies and Estimates in the audited financial statements in this Form 10-K.

Fair Value Measurements and Disclosures

The accounting standards on fair value measurements and disclosures discuss how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources or those that can be directly corroborated to market sources, while unobservable inputs reflect our market assumptions.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal or most advantageous market for the asset or liability between market participants at the measurement date.  This definition is based on an exit price rather than transaction or entry price.  Our fair value measurement methodologies for assets and liabilities that are carried at fair value are more fully described in Note 17. Fair Values of Financial Instruments in the audited financial statements accompanying this report.

The FHLBNY complied with the accounting guidance on fair value measurements and disclosures and has established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability, and would be based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect our assumptions about the parameters market participants would use in pricing the asset or liability, and would be based on the best information available in the circumstances.

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

Fair values of mortgage-backed securities - In an effort to achieve consistency among the FHLBanks’ pricing of investments of mortgage-backed securities, the 12 FHLBanks have a MBS Pricing Governance Committee (“Pricing Committee”), which is responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks would adopt.  In its first guidance, the Pricing Committee established a standard pricing methodology that required the FHLBanks to use four pricing vendors.  The adoption of the formulaic methodology in September 2009 enhanced consistency among the 12 FHLBanks.

Consistent with the guidance from the Pricing Committee, we request prices for all mortgage-backed securities from four specific third-party vendors.  Depending on the number of prices received from the four vendors for each security, we select a median or average price as defined by the methodology.  The methodologies also incorporated variance thresholds to assist in identifying median or average prices that may require our further review.  When prices fall outside of variance thresholds, we analyze for reasonableness and incorporate other relevant factors that would be considered by market participants to arrive at a fair value estimate.  The analysis may also include dealer price levels.  In the fourth quarter of 2011, the pricing methodology was further refined by the Price Committee, and we adopted the change as of December 31, 2011, to introduce the concept of clustering pricing, and to predefine cluster tolerances.  An outlier, under the methodology, is any vendor price that is outside of a defined cluster tolerance.  A second refinement was the adoption of a formal process to examine yields as an additional method to validate prices of PLMBS.  An implied yield is calculated for each PLMBS using estimated fair values derived from cash flows on a bond-by-bond basis.  This yield is then compared to the implied yield for comparable securities according to price information from third-party MBS “market surveillance reports”.

Fair values of housing finance agency bonds - Fair values of such instruments were computed using third-party vendor prices, which is reviewed by management.

Fair values of mortgage loans in the MPF program - The FHLBNY calculates the fair value of the entire mortgage loan portfolio (held-for-portfolio) using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), and adjusted primarily for seasonality.  The fair values of impaired MPF are also based on TBA rates and are adjusted for a haircut value on the underlying collateral value.

Hedged assets and liabilities - A significant percentage of fixed-rate advances and consolidated obligation debt are hedged to mitigate the risk of fair value changes that are attributable solely to changes in LIBOR, which is our designated benchmark interest rate, and are accounted in a fair value, qualifying hedge accounting.  Certain debt and advances elected under the FVO are recorded at their fair values.  We have also executed cash flow hedges under qualifying hedge relationships.

To the extent that our valuation models are used to calculate changes in the benchmark fair values of hedged items and to calculate debt and advances elected under the FVO, the inputs to models have a significant effect on the reported carrying values of assets and liabilities and the related income and expense; the use of different inputs could result in materially different net income and reported carrying values.  Generally, we consider inputs for the valuation of our hedged advances and debt, and instruments elected under the FVO to be market based and observable, and Level 2 in the fair value hierarchy.

Our pricing models are subject to quarterly and annual validations, and we periodically review and refine, as appropriate, our assumptions and valuation methodologies to reflect market indications as closely as possible.  We have the appropriate personnel, technology, and policies and procedures in place to value our financial instruments in a reasonable and consistent manner and in accordance with established accounting policies.

Fair values of other assets and liabilities - For more information about fair values of other assets and liabilities, see Note 17.  Fair Values of Financial Instruments to the audited financial statements in this Form 10-K.

Amortization of Premiums and Accretion of Discounts —Investments and mortgage loans

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

Cash Flow Analysis Derived from the FHLBNY’s Own Assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions were determined primarily using historical performance data of the 51 private-label MBS (100 percent) at each quarter-end date in 2012 and 2011.  These assumptions and performance measures were benchmarked by comparing to (1) performance parameters from “market consensus”, and for 50 percent of the PLMBS portfolio to (2) the assumptions and parameters provided by the OTTI Committee.  For more information about the techniques, methodologies and controls employed by the FHLBNY in its OTTI assessment, see Note 1.  Significant Accounting Policies and Estimates.

OTTI FHLBank System Governance Committee — In 2009, the Finance Agency, the FHLBanks’ regulator, provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of private-label MBS and for adoption of the guidance for recognition and presentation of OTTI.  The goal of the guidance is to promote consistency among all FHLBanks in the process for determining and presenting OTTI for private-label MBS.  Consistent with the objectives of the Finance Agency, the FHLBanks formed an OTTI Governance Committee (“OTTI Committee”) with the responsibility for reviewing and approving key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS.  The OTTI Committee charter was approved in 2009, and provides a formal process by which the FHLBanks can provide input on and approve the assumptions.

Role and Scope of the OTTI Governance Committee - The OTTI Committee adopted guidelines that each FHLBank should assess credit impairment by cash flow testing of 100 percent of private-label securities.

Of the 51 private-label MBS owned by the FHLBNY, approximately 50 percent of MBS backed by sub-prime loans, home equity loans, and manufactured housing loans were deemed to be outside the scope of the OTTI Committee because sufficient loan level collateral data was not available to determine the assumptions under the OTTI Committee’s approach described below.  Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for the securities within the scope of the OTTI Committee as a means of benchmarking the FHLBNY’s own cash flow analysis.  There were no material differences between the OTTI Committee and the FHLBNY’s OTTI results.

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

A significant input employed by is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which were based upon an assessment of the individual housing markets.  CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.  For more information about projected home price recovery assumptions used, see Table 4.9 in the MD&A.

For additional discussion regarding FHLBank impairment and pricing policies for mortgage-backed securities, see Note 1 to the audited financial statements accompanying this Form 10-K.   Also, see Note 5.  Held-to-Maturity Securities for information about credit losses due to OTTI.

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

Based on analysis, the Bank has classified bond insurer FSA (name changed in 2009 to Assured Guaranty Municipal Corp.) as “adequate”, and bond insurers MBIA and Ambac as “at risk”.  The Bank’s monoline analysis for MBIA and Ambac at December 31, 2012 concluded that cash flow support for impaired bonds insured by MBIA and Ambac could be relied upon through March 31, 2013 (no-reliance after that date).

	Burnout Period
	Ambac	MBIA
December 31, 2012
Burnout period (months)	—	3
Coverage ignore date	3/31/2013	3/31/2013

December 31, 2011
Burnout period (months)	—	3
Coverage ignore date	12/31/2011	3/31/2012

The results of the insurer financial analysis (“monoline burn-out period”) are then incorporated in the third-party cash flow model, as a key input.  If the cash flow model projected cash flow shortfalls (credit impairment) on an insured security, the monoline’s burnout period (an end date for credit support), is then input to the cash flow model.  The end date, also referred to as the burnout date, provides the necessary information as an input to the cash flow model for the continuation of cash flows up until the burnout date.  Any cash flow shortfall that occurs beyond the “burn-out” date is considered not recoverable and the insured security is then deemed credit impaired.

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

•                  Monitoring the creditworthiness and financial condition of the institutions to which we lend funds.

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

The FHLBNY’s loan and collateral agreements give us a security interest in assets held by borrowers that is sufficient to cover their obligations to the FHLBNY.  We may supplement this security interest by imposing additional reporting, segregation or delivery requirements on the borrower.  We assign specific collateral requirements to a borrower, based on a number of factors.  These include, but are not limited to: (1) the borrower’s overall financial condition; (2) the degree of complexity involved in the pledging, verifying, and reporting of collateral between the borrower and the FHLBNY, especially when third-party pledges, custodians, outside service providers and pledges to other entities are involved; and (3) the type of collateral pledged.

We have also established collateral maintenance levels for borrower collateral that are intended to help ensure that the FHLBNY has sufficient collateral to cover credit extensions and reasonable expenses arising from potential collateral liquidation and other unknown factors.  Collateral maintenance levels are designated by collateral type and are periodically adjusted to reflect current market and business conditions.  Maintenance levels for individual borrowers may also be adjusted, based on the overall financial condition of the borrower or another, third-party entity involved in the collateral relationship with the FHLBNY.  Borrowers are required to maintain an amount of eligible collateral with a liquidation value at least equal to the borrower’s current collateral maintenance level.

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real estate related assets.  We have never experienced a credit loss on an advance.  Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2012, 2011 and 2010.  At those dates, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

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

We assign a mortgage loan a non-accrual status when the collection of the contractual principal or interest is 90 days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  We record cash payments received on non-accrual loans as a reduction of principal.

Allowance for credit losses on MPF Program loans, which are classified either under regulatory criteria (Special Mention, Sub-standard, or Loss), or past due 90 days or more, or are in bankruptcy status, are segregated from the aggregate pool.  Conventional MPF loans (excludes Federal Housing Administration and Veterans Administration insured loans - “insured mortgage loans”), are analyzed under liquidation scenarios on a loan level basis and identified losses are fully reserved.  Insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicer defaulting on their obligations.  If adversely classified, insured mortgage loans will have reserves established only in the event of a default of a PFI.  Reserves are based on the estimated costs to recover any uninsured portion of the MPF loan.  Our management identifies inherent losses through analysis of the conventional loans (loss analysis excludes insured mortgage loans) that are not adversely classified or past due.  Reserves are based on the estimated costs to recover any portion of the MPF loans that are not insured mortgage loans.  When a mortgage loan is foreclosed, we will charge to the loan loss reserve account any excess of the carrying value of the loan over the net realizable value of the foreclosed loan.

For more information about allowance for credit losses, see Note 8.  Mortgage Loans Held-for-portfolio in the audited financial statements in this Form 10-K.

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

Assessment of Effectiveness.  Highly effective hedging relationships that use interest rate swaps as the hedging instrument to hedge a recognized asset or liability and that meet certain specific criteria under the accounting standards for derivatives and hedging qualify for an assumption of no ineffectiveness (also referred to as the “short-cut” method).  The short-cut method allows us to assume that the change in fair value of the hedged item attributable to the benchmark interest rates (LIBOR for us) equals the change in fair value of the derivative during the life of the hedge.  We consider hedges of committed advances and consolidated obligations bonds eligible for the short-cut accounting (hedges must meet certain specific criteria under the accounting standards for derivatives and hedging to qualify for an assumption of no ineffectiveness), as long as settlement of the committed asset or liability occurs within the shortest period possible for that type of instrument.  Aside from meeting pre-defined criteria, we also believe the conditions of no ineffectiveness are met only if the fair value of the swap is zero on the date we commit to issue the consolidated obligation bond.  For more information about the derivatives portfolio at December 31, 2012 and 2011, and the composition of short-cut, long-haul and economic hedges, see Tables 6.3 through 6.5 in this Form 10-K.

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

Credit Risk due to nonperformance by counterparties.  We are subject to credit risk as a result of nonperformance by counterparties to the derivative agreements.  We enter into master netting arrangements and bilateral security agreements with all active non-member derivative counterparties, which provide for delivery of collateral at specified levels to limit the net unsecured credit exposure to these counterparties.  We make judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing counterparty nonperformance credit risk.  Bilateral agreements consider the credit risks and the agreement specifies thresholds that change with changes in credit ratings.  Typically, collateral is exchanged when fair values of derivative positions exceed the predetermined thresholds.  To the extent that the fair values do not equal the collateral posted as a result of the thresholds in place, we (or the derivative counterparty) are exposed to credit risk in the event of a default.  Also, to the extent that the posted collateral does not equal the replacement fair values of open derivative positions in a scenario such as a default, we (or the derivative counterparty) are exposed to credit risk.  All extensions of credit, including those associated with the purchase or sale of derivatives to our members, are fully secured by eligible collateral.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank operates continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008, as amended (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). The Bank expects HERA and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. Business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, beginning on June 10, 2013, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.  Derivative transactions that are not required to be cleared will be subject to mandatory reporting, documentation, minimum margin and capital, and other requirements.

Mandatory Clearing.  The Commodity Futures Trading Commission (CFTC) issued its first set of mandatory clearing determinations on November 29, 2012 (first mandatory clearing determination), which will subject four classes of interest rate swaps and two classes of credit default swaps to mandatory clearing beginning in the first quarter of 2013.

Certain of the interest rate swaps in which the Bank engages fall within the scope of the first mandatory clearing determination and, as such, the Bank will be required to clear any such swaps.  Implementation of the first clearing determination will be phased in; the Bank is classified as a “category 2 entity” and therefore has to comply with the mandatory clearing requirement for the specified interest rate swaps that it executes on or after June 10, 2013.  The CFTC is expected to issue additional mandatory clearing determinations in the future with respect to other types of derivatives transactions, which could include certain interest rate swaps entered into by the Bank that are not within the scope of the first mandatory clearing determination.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that we may enter into with our members that have $10 billion or less in assets; the exception applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements.  As a result, any such member swaps would not be subject to mandatory clearing, although such swaps may be subject to applicable new requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades).

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members and additional documentation with the Bank’s swap counterparties which the Bank is currently negotiating.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, although customer collateral must be segregated on an individual customer basis on the books of a futures commission merchant (FCM) and derivatives clearing organization, it may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model, and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral in the event of an FCM insolvency.  Accordingly, a major consideration in the Bank’s decision to establish and maintain a clearing relationship with an FCM is our assessment of the financial soundness of the FCM.

Definitions of Certain Terms under New Derivatives Requirements.  The Dodd-Frank Act requires swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC.  Although the Bank has a substantial portfolio of derivatives transactions that are entered into for hedging purposes, and engages in some intermediated swaps with its members, based on the definitions in the final rules jointly issued by the CFTC and the SEC in April 2012, we do not expect to be required to register as either a major swap participant or as a swap dealer.

Margin for Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, minimum margin and capital, and other requirements. The CFTC, the FHFA and other federal bank regulators proposed margin requirements for uncleared trades in 2011.  Under the proposed margin rules, the Bank would have to post both initial margin and variation margin to the Bank’s swap dealer and major swap participant counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.”  Pursuant to additional FHFA provisions, the Bank would be required to collect both initial margin and variation margin from the Bank’s swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivatives transactions entered into by the Bank, making such trades more costly.  Final margin rules are not expected until the second quarter of 2013 at the earliest and, accordingly, it is not likely that the Bank will have to comply with such requirements until the end of 2013.

Documentation for Uncleared Transactions.  Certain of the CFTC’s final rules, once effective, will require the Bank to amend its existing bilateral swap documentation with swap dealers. To facilitate amendment of the agreements, the International Swap and Derivatives Association (ISDA) has initiated a protocol process, which allows multiple counterparty adherents to the same protocol to amend existing bilateral documentation with other adhering counterparties without having to negotiate changes to individual agreements. The first of these protocols is the August 2012 Protocol, which addressed documentation changes required by the CFTC’s adoption in February 2012 of final external business conduct standards and other requirements imposed on swap dealers and major swap participants when dealing with counterparties. The external business conduct standards rules prohibit certain abusive practices and require disclosure of certain material information to counterparties.  In addition, swap dealers and major swap participants must conduct due diligence relating to their dealings with counterparties.  In order to facilitate compliance with the external business conduct standards, swap dealers and major swap participants have sought to amend their existing swap documentation with counterparties.  The original compliance date for swap dealers and major swap participants to comply with the external business standards was October 14, 2012, but that deadline has been extended twice and is now May 1, 2013.  On November 14, 2012, the Bank submitted to ISDA its letter confirming the Bank’s adherence to the ISDA August 2012 Protocol which addresses the new documentation requirements under the external business conduct rules.  The Bank expects to effect the necessary amendments to all agreements under that protocol in time to meet the deadline.

In September 2012 the CFTC finalized rules regarding certain new documentation requirements for uncleared trades, including requirements for new dispute resolution provisions, new portfolio valuation and reconciliation provisions, new representations regarding applicable insolvency regimes and possible changes to our existing credit support arrangements with our swap dealer counterparties. ISDA has published a second protocol in draft to address these new documentation requirements, and the Bank is currently evaluating the protocol’s provisions. Our swap documentation with swap dealers must comply with certain of the requirements contained in the September 2012 CFTC rules by July 1, 2013.  The final rules also impose requirements with respect to when swap dealers and major swap participants must deliver acknowledgments of, and execute confirmations for, uncleared trades with us.  These timing requirements will be phased in between December 31, 2012 and March 1, 2014.

Additional changes to our swap documentation are expected to be required by additional Dodd-Frank Act rules that have not yet been finalized, including the margin requirements for uncleared swaps.  We will consider adhering to future ISDA protocols to address the foregoing requirements.

Recordkeeping and Reporting.  Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have now been established.  We currently comply with recordkeeping requirements for our swaps that were in effect on or after July 21, 2010 and, beginning on April 10, 2013, we will have to comply with new record-keeping requirements for swaps entered into on or after April 10, 2013.  For interest rate swaps that we enter into with swap dealers, the swap dealers are currently required to comply with reporting requirements applicable to such swaps, including real-time reporting requirements.  We will be required to comply with reporting requirements, including real-time reporting requirements, for any swaps that we may intermediate for our members beginning on April 10, 2013.

We, together with the other FHLBanks, will continue to monitor the Dodd-Frank Act rulemakings and the overall regulatory process to implement the derivatives reforms prescribed by that legislation.  We will also continue to work with the other FHLBs to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.  In addition, as the regulatory regime for derivatives transactions created by the Dodd-Frank Act takes shape, the Bank may elect to hedge some or all of its interest rate and other risks by utilizing derivatives transactions that are not subject to regulation under the Dodd-Frank Act, such as futures contracts.

Developments Impacting Systemically Important Nonbank Financial Companies

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain, prudential standards.  The guidance issued with this final rule provides that the Oversight Council expects to use process in making its determinations consisting of:

•      A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of December 31, 2012, the Bank had $103 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of December 31, 2012, the Bank had $95 billion in total outstanding consolidated obligations, the Bank’s principal form of outstanding debt;

•      A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•      A third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the Bank, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If the Bank is designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then the Bank’s operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform.  The Oversight Council requested comments with a comment deadline of February 15, 2013 on certain proposed recommendations for structural reforms of MMFs.  The Oversight Council has stated that such reforms are intended to address the structural vulnerabilities of MMFs.  The demand for System COs may be impacted by the structural reform ultimately adopted.  Accordingly, such reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.

Significant Finance Agency Developments

Final Rules

Finance Agency Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule, as required by HERA, regarding prudential standards for the operation and management of the FHLBanks, including among other things, internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days or such other time period as the Finance Agency establishes.  If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied within material respects, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

Proposed Rules

Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the Finance Agency published a notice requesting comments with a comment deadline of December 4, 2012 on a proposed Advisory Bulletin which set forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks.  The Finance Agency’s notice provides that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to the insured depository institution members, arising from the different states’ statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The proposed standards include consideration of, among other things:

•      the level of an FHLBank’s exposure to insurance companies in relation to its capital structure and retained earnings;

•      an FHLBank’s control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•      the use of funding agreements between an FHLBank and an insurance company member to document advances and whether such an FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral; and

•      the FHLBank’s documented framework, procedures, methodologies and standards to evaluate an insurance company member’s creditworthiness and financial condition, the FHLBank valuation of the pledged collateral and whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking with a comment deadline of December 4, 2012 that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution’s capital adequacy under various economic conditions and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days.

Other Matters

Updates to Strategic Plans Regarding Core Mission Assets.  The FHLBanks have been informed by the Finance Agency that they will be required to submit to the Agency by October 31, 2013 an addendum to each of their strategic plans defining core mission assets, identifying core mission asset benchmarks, including outstanding advance levels as a percentage of assets, and establishing limits on AMA balances.  These addenda will include action steps and time frames for achieving these goals.  We cannot say at this time what impact, if any, the implementation of actions in this addendum may have on the Bank’s product offerings, earnings, and financial condition.

Other Significant Developments

Consumer Financial Protection Bureau (CFPB) Final Qualified Mortgage Rule.  The CFPB issued a final rule with an effective date of January 14, 2014 establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Lenders are now required to consider whether a borrower has the ability to repay certain loans such as home equity lines of credit, timeshare plans, reverse mortgages, and temporary loans.  The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender’s mortgage, provided that the mortgage meets the requirements to be considered a Qualified Mortgage loan (“QM”).  QMs are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower’s current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations, and the borrower’s total debt-to-income ratio.  Further, the underwriting standards for a QM prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years.  On the same date as it issued the final Ability to Repay/final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages.  Comments were due February 25, 2013.

The safe harbor from liability for QMs could incent lenders, including the Bank’s members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This could reduce the overall level of members’ mortgage loan lending and, in turn, reduce demand for FHLBank advances.  Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Basel Committee on Banking Supervision —Liquidity Framework.  On January 6, 2013 the Basel Committee announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (LCR).  The amendment includes the following:  1) revisions to the definition of high quality liquid assets (HQLA) and net cash outflows; 2) a timetable for phase-in of the standard; 3) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period; and 4) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities.  Under the amendment, the LCR buffer could rest at 60% of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100% four years later.  The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets.  In late February, it was reported that the U.S. banking regulators expect to customize the BASEL III liquidity rules and expect to issue their final rules later in 2013.

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

On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the Agencies) concurrently published three joint notices of proposed rulemaking (the NPRs) seeking comments on comprehensive revisions to the Agencies’ capital framework to incorporate the Basel Committee’s new capital framework. These revisions, among other things, would have:

implemented the Basel Committee’s capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

revised the methodologies for calculating risk-weighted assets in the general risk-based capital rules, including residential mortgage assets; and

revised the approach by which large banks determine their capital adequacy.

On November  9, 2012, the federal banking regulators announced that they were indefinitely delaying the effective date for the implementation of the Basel III capital requirements.

National Credit Union Administration (NCUA) Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the NCUA published a proposed rule with a comment deadline of September 28, 2012, requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact the Bank’s results of operations if it causes the Bank’s federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances.

HARP, HAMP and Other Foreclosure Prevention Efforts. In 2012, the Finance Agency, Fannie Mae, and Freddie Mac announced a series of changes that were intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal and extending the end date for the program until December 31, 2013 for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a home owner’s monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness (including new short-sale/deed in lieu of foreclosure programs recently discussed), or converting delinquent borrowers into renters and conveying the properties to investors, have gained some popularity as well. If the Finance Agency requires us to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.

Further, settlements announced in 2013 and 2012 with the banking regulators, the federal government and the nation’s largest mortgage servicers and states attorneys’ general are also likely to focus on loan modifications and principal write-downs.  In late January, 2013 the Treasury department announced that it is expanding refinancing programs for homeowners whose mortgages are greater than their home value to include mortgages underlying PLMBS.  These programs, proposals and settlements could ultimately impact investments in MBS, including the timing and amount of cash flows the Bank realizes from those investments. The Bank monitors these developments and assesses the potential impact of relevant developments on investments, including private-label MBS as well as on the Bank’s securities and loan collateral and on the creditworthiness of any members that could be impacted by these issues. The Bank continues to update models, including the models the Bank uses to analyze investments in private label MBS, based on these types of developments. Additional developments could result in further increases to loss projections from these investments.

Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying investments in Agency MBS. If that should occur, these investments would be paid off in advance of original expectations subjecting the Bank to resulting premium acceleration and reinvestment risk.

Housing Finance and Housing GSE Reform. The new Congress is expected to continue consideration of possible reforms to the secondary mortgage market, including the resolution of Fannie Mae and Freddie Mac (together, the Enterprises).  During the last Congress, at least ten separate bills were introduced in the House of Representatives that would have affected the Enterprises in a variety of significant ways.  While none of the bills would have directly impacted the FHLBanks, it is expected the that legislation to reform housing finance and housing GSEs (including the FHLBanks and the Enterprises) will again be a high priority in the House Financial Services Committee and the Senate Banking Committee.  Any changes to the U.S. housing finance system could have consequences for the FHLBanks as we seek to provide access to liquidity for our members.

Outside of Congress, several Federal agencies have taken action over the past year to lay the groundwork for a new U.S. housing finance structure. In February 2012, the Finance Agency announced a Strategic Plan that declared the Enterprises are no longer “financially viable” and unveiled plans to create a single securitization platform and establish national standards for mortgage securitization.  In the summer of 2012, the U.S. Treasury Department (Treasury Department) announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the Finance Agency as conservator of Fannie Mae and Freddie Mac to help expedite the wind down of the Enterprises.  The changes required all future earnings from the Enterprises to be turned over to the Treasury Department and require the accelerated wind down of their retained mortgage portfolios.  By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to re-capitalize themselves and return to the market in their previous structure.  While it is unclear how quickly the Enterprises might be wound down, it is apparent from these actions that changes to the U.S. mortgage finance system could occur in the not too distant future.  However, it is impossible to determine at this time whether or when Congress or the Administration may act on housing GSE or housing finance reform.  The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Financial Condition (dollars in thousands):

Table 2.1:               Statements of Condition — Year-Over-Year Comparison

			Net change in	Net change in
(Dollars in thousands)	December 31, 2012	December 31, 2011	dollar amount	percentage
Assets
Cash and due from banks	$7,553,188	$10,877,790	$(3,324,602)	(30.56)%
Federal funds sold	4,091,000	970,000	3,121,000	NM
Available-for-sale securities	2,308,774	3,142,636	(833,862)	(26.53)
Held-to-maturity securities	11,058,764	10,123,805	934,959	9.24
Advances	75,888,001	70,863,777	5,024,224	7.09
Mortgage loans held-for-portfolio	1,842,816	1,408,460	434,356	30.84
Derivative assets	41,894	25,131	16,763	66.70
Other assets	204,363	250,741	(46,378)	(18.50)
Total assets	$102,988,800	$97,662,340	$5,326,460	5.45%

Liabilities
Deposits
Interest-bearing demand	$1,994,974	$2,066,598	$(71,624)	(3.47)%
Non-interest-bearing demand	19,537	12,450	7,087	56.92
Term	40,000	22,000	18,000	81.82
Total deposits	2,054,511	2,101,048	(46,537)	(2.21)

Consolidated obligations
Bonds	64,784,321	67,440,522	(2,656,201)	(3.94)
Discount notes	29,779,947	22,123,325	7,656,622	34.61
Total consolidated obligations	94,564,268	89,563,847	5,000,421	5.58

Mandatorily redeemable capital stock	23,143	54,827	(31,684)	(57.79)

Derivative liabilities	426,788	486,166	(59,378)	(12.21)
Other liabilities	428,261	410,041	18,220	4.44
Total liabilities	97,496,971	92,615,929	4,881,042	5.27
Capital	5,491,829	5,046,411	445,418	8.83
Total liabilities and capital	$102,988,800	$97,662,340	$5,326,460	5.45%

Balance sheet overview 2012 compared to 2011

Our mission is to support the liquidity needs of our members.   To meet this mission, our balance sheet strategy is to keep our balance sheet in line with the rise and fall of amounts borrowed by members in the form of advances.  Total assets were $103.0 billion at December 31, 2012, compared to $97.7 billion at December 31, 2011.   Principal amounts of Advances to members increased to $72.3 billion, compared to $67.0 billion at December 31, 2011.  Aside from advances, our primary earning assets were investment portfolios, comprising primarily of GSE-issued mortgage-backed securities, and overnight Federal funds sold.   We also hold small portfolios of private-label MBS, bonds issued by state and local government housing agencies, and mortgage loans in the MPF program.

Advances — Advances have increased at December 31, 2012, compared to December 31, 2011, primarily because of short- and intermediate-term borrowing by one large member in the second quarter of 2012.

Table 2.2:                                      Advance Trends

Investments — Our investment strategies were limited to investments in mortgage-backed securities (“MBS”) issued by GSEs and U.S. government agencies.   Acquisitions even in such securities were made only when they met our risk-reward preferences.

The rating downgrade in 2011 of the U.S. and government-related organizations, including Fannie Mae and Freddie Mac, had no adverse impact on the fair values of our investments in GSE issued MBS, and valuations were substantially in net unrealized fair value gain positions at December 31, 2012.  Future downgrades could alter the perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, and securities issued by the institutions could also be correspondingly affected by such a downgrade.   Instruments of this nature are key assets on our balance sheet, and credit downgrades may also adversely affect the market value of such instruments.

Fair values of the private-label MBS (“PLMBS”) have also been stable, and unrealized holding losses have steadily declined through December 31, 2012, compared to December 31, 2011.   OTTI has been insignificant in 2012.  All PLMBS are held-to-maturity investments, and their fair values are not recorded on the balance sheet on a recurring basis.   When a security is determined to be OTTI, and if its carrying value is written down to its fair value, the security’s carrying value will be recorded on the balance sheet at its fair value on a non-recurring basis.  For more information about fair values of AFS and HTM securities, see Note 17.  Fair Values of Financial Instruments in the audited financial statements in this Form 10-K.

Leverage — At December 31, 2012, balance sheet leverage was 18.8 times shareholders’ equity, a little lower than 19.4 at December 31, 2011.   Our balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time, we may maintain excess liquidity in highly liquid investments or cash balances at the FRB to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.   This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged.   Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.   Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

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

Table 2.3:               Short—term Debt

	December 31, 2012	December 31, 2011

Consolidated obligations-discount notes (a)	$29,779,947	$22,123,325
Consolidated obligations-bonds with original maturities of one year or less (b)	$15,600,000	$15,125,000

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

Among other liquidity measures, we are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days and that during that period, members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing and “put” advances.  We were in compliance with regulations under both scenarios.

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

At December 31, 2012, par amounts of advances were $72.3 billion, up $5.3 billion from the balances at December 31, 2011.  The increase is primarily because of short-term borrowing by a large-member in the second quarter of 2012.  That same member borrowed another $500.0 million in the fourth quarter of 2012.  Most of the borrowings by the large member will mature by the third quarter in 2013, and remaining advances borrowed by the large member will mature by the second quarter of 2014.

Prepayments by members totaled $1.6 billion in 2012, compared to $12.3 billion on 2011.  Prepayment fees recorded in Interest income, net of the settlement values of prepaid advances, were $16.6 million in 2012, down from $109.2 million in 2011.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.1:               Advances by Product Type

	December 31, 2012		December 31, 2011
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$14,960,800	20.69%	$6,270,500	9.36%
Fixed Rate Advances	47,067,640	65.11	53,561,735	79.96
Short-Term Advances	6,062,000	8.39	4,202,360	6.27
Mortgage Matched Advances	369,925	0.51	438,033	0.65
Overnight & Line of Credit (OLOC) Advances	2,332,740	3.23	1,480,075	2.21
All other categories	1,498,998	2.07	1,036,199	1.55

Total par value	72,292,103	100.00%	66,988,902	100.00%

Discount on AHP Advances	—		(15)
Hedge value basis adjustments	3,595,396		3,874,890
Fair value option valuation adjustments and accrued interest	502		—

Total	$75,888,001		$70,863,777

Member demand for advance products

The majority of members are staying short with their borrowing preference primarily because of interest-rate uncertainties.   Other members appear to be taking advantage of prevailing low interest rates and borrowing advances with longer maturities.

Adjustable Rate Advances (“ARC Advances”) — One large member’s borrowing in 2012 accounted for the increase in this category, and until then ARC advances had remained relatively stable, with members renewing maturing advances.   The new ARC borrowings will mature primarily in the third quarter of 2013, unless modified earlier.

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

Member demand for fixed-rate advances has remained soft in 2012, and has declined from the amounts outstanding at December 31, 2011.  On aggregate, when maturing and prepaid fixed-rate advances have been replaced, members have borrowed short- and medium-term advances, as members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs.   Terms vary from two days to 30 years.   A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).   Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature that we have purchased from the member, driving down the coupon on the advance.   The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).   We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.   In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term-advances.   Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances have declined steadily in each of the quarters in 2012, and stood at $16.2 billion at December 31, 2012, compared to $18.3 billion at December 31, 2011.

Short-term Advances — Borrowing activity has been uneven in the four quarters in 2012.    Outstanding amounts were $6.1 billion at December 31, 2012, down from $7.6 billion at September 30, 2012, and up from $5.3 billion at June 30, 2012 and $4.2 billion at December 31, 2011.   At March 31, 2012, balances had grown to $7.1 billion mainly because one large member’s borrowing activity in the first quarter of 2012, which, as anticipated, was paid down at maturity in the second quarter of 2012.   Members have generally borrowed short-term advances to take advantage of the current low coupons to replace maturing medium- and intermediate-term advances.

Overnight advances — Overnight borrowings have been steadily increasing during most of 2012, relative to the balances at December 31, 2011.  Member demand for the overnight Advances reflects the seasonal needs of certain member banks for their short-term liquidity requirements.   Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.   The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.   Overnight Advances mature on the next business day, at which time the advance is repaid.

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

The following table summarizes merger activity, including the impact of voluntary terminations (dollars in thousands):

Table 3.2:               Merger Activity/Voluntary terminations

	December 31, 2012	December 31, 2011

Number of Non-Members (a)	2	3

Total number of Non-Members at period end	5	8

Total Advances outstanding to Non-Members at period end	$427,334	$710,430

(a) Members who became Non-Members because of mergers and voluntary/involuntary terminations within the periods then ended.

Prepayment of Advances

Prepayment initiated by members or former members is another important factor that impacts advances.  We charge a prepayment fee when the member or a former member prepays certain advances before the original maturity.

The following table summarizes prepayment activity (in thousands):

Table 3.3:               Prepayment Activity

	Years ended December 31,
	2012	2011

Advances pre-paid at par	$1,562,724	$12,336,163

Prepayment fees (a)	$16,615	$109,194

(a)         Amount represents fees received from members minus the fair value basis of hedged advances at the prepayment dates.  For advances that are prepaid and hedged under hedge accounting rules, we generally terminate the hedging relationship upon prepayment and adjust the prepayment fees received for the associated fair value basis of the hedged prepaid advance.

Advance modifications

At members’ request we may modify advances if the modified terms are considered minor and qualify as a modification under applicable accounting provisions for loan modification.  See Significant Accounting Policies and Estimates in Note 1 in the audited financial statements in this Form 10-K for a more complete discussion of the accounting provisions that guide loan modifications.  Member initiated modification requests totaled $3.7 billion in 2012, compared to $4.6 billion in 2011.  All modifications were assessed contemporaneously at the time of modification, and were minor, as defined under accounting standards for modification, and were not considered to be termination.  The majority of the requests from members were made in the 4th quarter of 2012, and we modified $3.5 billion of advances in that quarter.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.4:               Advances by Interest-Rate Payment Terms

	December 31, 2012		December 31, 2011
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$57,331,303	79.31%	$60,718,402	90.64%

Variable-rate (b)	14,952,800	20.68	6,262,500	9.35
Variable-rate capped (c)	8,000	0.01	8,000	0.01

Total par value	72,292,103	100.00%	66,988,902	100.00%

Discount on AHP Advances	—		(15)
Hedge value basis adjustments	3,595,396		3,874,890
Fair value option valuation adjustments and accrued interest	502		—

Total	$75,888,001		$70,863,777

(a)         Fixed-rate borrowings remained popular with members, compared to variable-rate borrowings.  The overall category declined at December 31, 2012 relative to December 31, 2011, as members appeared to be reluctant to lock-in fixed-rate long-term borrowings in view of the continued low interest rate environment for short-term borrowings.  Within the fixed-rate borrowings, amounts increased for short-term, fixed-rate advances.

(b)         Adjustable-rate LIBOR-based advance has increased primarily due to the borrowing by one large member in 2012.  Other than the one large member’s borrowing actions, other members have not increased their borrowing in this category, despite the low prevailing rates.  The FHLBNY’s larger members are generally borrowers of variable-rate advances, and they have remained on the side-lines in a weak economy, and have sufficient liquidity in the form of customer deposits.

(c)          Typically, capped ARCs are in demand by members in a rising rate environment, as members would purchase cap options to limit their interest rate exposure.   With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes variable-rate advances by reference-index type (in thousands):

Table 3.5:               Variable-Rate Advances

	December 31, 2012	December 31, 2011

LIBOR indexed (a)	$14,960,800	$6,270,500

(a) LIBOR indexed advances are typically ARC advances and one large member’s borrowing accounts for the increase.

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):

Table 3.6:               Advances by Maturity and Yield Type

	December 31, 2012		December 31, 2011
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$17,057,874	23.60%	$17,949,321	26.79%
Due after one year	40,273,429	55.71	42,769,081	63.85

Total Fixed-rate	57,331,303	79.31	60,718,402	90.64

Variable-rate
Due in one year or less	9,899,000	13.69	2,468,500	3.68
Due after one year	5,061,800	7.00	3,802,000	5.68

Total Variable-rate	14,960,800	20.69	6,270,500	9.36
Total par value	72,292,103	100.00%	66,988,902	100.00%
Discount on AHP Advances	—		(15)
Hedge value basis adjustments	3,595,396		3,874,890
Fair value option valuation adjustments and accrued interest	502		—
Total	$75,888,001		$70,863,777

Impact of Derivatives and hedging activities to the balance sheet carrying values of Advances

The carrying values of Advances include fair value basis adjustments (“LIBOR benchmark hedging adjustments”) for those advances recorded under hedge accounting provisions, or at full fair value for those advances elected under the FVO.   When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction, and valuation basis adjustments decline or rise.  Such basis adjustments were $3.6 billion at December 31, 2012, and $3.9 billion at December 31, 2011.

We hedge certain advances using both cancellable and non-cancellable interest rate swaps.   These qualify as fair value hedges under the derivatives and hedge accounting rules.   We hedge the risk of changes in the benchmark rate, which we have adopted as LIBOR.   The benchmark rate is also the discounting basis for computing changes in fair values of hedged advances.   Recorded fair value basis adjustments to advances in the Statements of Condition were a result of these hedging activities.   In addition, when putable advances are hedged by cancellable swaps, the possibility of exercise of the call shortens the expected maturity of the advance.   The impact of derivatives on our income is discussed in this MD&A under “Results of Operations”.

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

The following table summarizes hedged advances by type of option features (in thousands):

Table 3.7:               Hedged Advances by Type

Par Amount	December 31, 2012	December 31, 2011
Qualifying Hedges
Fixed-rate bullets (a)	$29,406,073	$32,733,909
Fixed-rate putable (b)	15,605,412	17,439,412
Fixed-rate callable	—	325,000
Total Qualifying Hedges	$45,011,485	$50,498,321

Aggregate par amount of advances hedged (c)	$45,190,497	$50,617,650
Fair value basis (Qualifying hedging adjustments)	$3,595,396	$3,874,890

(a)         In 2012, we elected to decrease the volume of hedging of fixed-rate non-callable advances, primarily due to the shorter-term nature of the advances.  The hedges effectively convert the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR.

(b)         Members have generally not replaced maturing putable advances, and outstanding balances have declined, and since almost all advances with put or call features are hedged, the decline in hedged advances was consistent with the contraction of fixed-rate putable advances.

(c)          Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship.  (See Tables 8.1 — 8.7).   We typically hedge fixed-rate advances in order to convert fixed-rate cash flows to LIBOR-indexed cash flows with interest rate swaps.

Advances elected under the FVO — In the fourth quarter of 2012, we elected the FVO designation at inception of a floating-rate advance indexed to LIBOR.  By electing the FVO for an asset instrument, the objective is to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  We recorded changes in the full fair values of the advance through earnings, and the fair value basis adjustment was recorded on the balance sheet so that the advance’s carrying value was its fair value.

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 3.8:               Advances under the Fair Value Option (FVO)

Advances
Par Amount	December 31, 2012
Advances designated under FVO	$500,000

Fair value basis adjustments — The basis adjustments primarily represent the LIBOR benchmark fair values of advances hedged under a qualifying benchmark hedge.   The carrying values of our advances included $3.6 billion and $3.9 billion of fair value basis gains at December 31, 2012 and 2011.  The unrealized fair value basis gains were consistent with the higher contractual coupons of long- and medium-term fixed-rate hedged advances at the two balance sheet dates, compared to current advance pricing at the two measurement dates.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment.   In the current lower interest rate environment, fixed-rate advances will exhibit net unrealized fair value basis gains.   Decline in outstanding hedged advances resulted in a decline in fair value basis (volume effect).   The forward swap curve has steadily flattened through 2012, and rates have declined through the four quarters in 2012 along almost the entire length of the yield curve relative to December 31, 2011, causing fair values of advances to increase (interest rate effect) and partly offset the volume effects.   Taken together, the fair value basis adjustment to the carrying value of hedged advances remained materially unchanged.

The following graph compares the swap curves at December 31, 2012 and 2011.

Table 3.9:               LIBOR Swap Curve - Graph

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

Advances — Call Dates and Exercise Options

The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that we control.  Put dates are organized by date of first put (dollars in thousands):

Table 3.10:        Advances by Put Date/Call Date (a)

	December 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Due or putable\callable in one year or less (b)	$38,332,536	53.03%	$36,896,233	55.07%
Due or putable after one year through two years	7,836,276	10.84	6,689,684	9.99
Due or putable after two years through three years	7,944,130	10.99	6,540,378	9.76
Due or putable after three years through four years	9,061,189	12.53	5,906,310	8.82
Due or putable after four years through five years	4,659,154	6.44	7,432,042	11.09
Due or putable after five years through six years	1,871,277	2.59	1,524,143	2.28
Thereafter	2,587,541	3.58	2,000,112	2.99

Total par value	72,292,103	100.00%	66,988,902	100.00%

Discount on AHP advances	—		(15)
Hedge value basis adjustments	3,595,396		3,874,890
Fair value option valuation adjustments and accrued interest	502		—

Total	$75,888,001		$70,863,777

(a)

Contrasting advances by contractual maturity dates (See Table 3.10) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  Advances borrowed by members included a significant amount of putable advances in which we purchased from members the option to terminate advances at agreed-upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates.  When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.  This is best illustrated by the fact that on a contractual maturity basis, 14.4% of advances would mature after five years, while on a put basis, the percentage declined to 6.2% at December 31, 2012.

(b)	There were no callable advances at December 31, 2012. With a callable advance, borrowers have purchased the option to terminate advances at par at predetermined dates.

The following table summarizes notional amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (in thousands):

Table 3.11:        Putable and Callable Advances

	December 31, 2012 (a)	December 31, 2011 (a)
Putable	$16,175,412	$18,324,162
No-longer putable	$2,072,500	$2,217,500
Callable	$—	$325,000

(a) Par value

Member borrowings have been weak for putable advances, which are typically medium- and long-term.   Maturing advances with put features have been replaced by plain vanilla advances.

Investments

We maintain investments for our liquidity purpose, including to fund stock repurchases and redemptions, provide additional earnings, and ensure the availability of funds to meet the credit needs of our members.   We also maintain longer-term investment portfolios, which are principally mortgage-backed securities issued by GSEs, a smaller portfolio of MBS issued by private enterprises, and securities issued by state or local housing finance agencies.

Investments —Policies and Practices

The Finance Agency issued a final rule, effective June 20, 2011, that incorporates the existing 300 percent of capital and other policy limitations on the FHLBanks’ purchase of mortgage-backed securities and their use of derivatives. In addition, the rule clarifies that a FHLBank is not required to divest securities solely to bring the level of its holdings into compliance with the 300 percent limit, provided that the original purchase of the securities complied with the limits.

It is our practice not to lend unsecured funds to members, including overnight Federal funds and certificates of deposit.   Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy.   We are prohibited from purchasing a consolidated obligation issued directly from another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles.   We made no investments in consolidated obligations during the periods in this report.

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) (dollars in thousands):

Table 4.1:               Investments by Categories

	December 31,		Dollar	Percentage
	2012	2011	Variance	Variance

State and local housing finance agency obligations (a)	$737,600	$779,911	$(42,311)	(5.43)%
Mortgage-backed securities
Available-for-sale securities, at fair value	2,299,141	3,133,469	(834,328)	(26.63)
Held-to-maturity securities, at carrying value	10,321,164	9,343,894	977,270	10.46
Total securities	13,357,905	13,257,274	100,631	0.76

Grantor trust (b)	9,633	9,167	466	5.08
Federal funds sold	4,091,000	970,000	3,121,000	NM

Total investments	$17,458,538	$14,236,441	$3,222,097	22.63%

(a)         Classified as held-to-maturity securities, at carrying value, which for an HTM security is amortized cost if the security is not OTTI.  If the security is OTTI, carrying value is amortized cost less total OTTI and other adjustments.  The carrying value of an investment classified as AFS is its fair value.  No AFS security was OTTI in 2012 or 2011.

(b)         Classified as available-for-sale securities, at fair value and represents investments in registered mutual funds and other fixed-income securities maintained under the grantor trust.

Long-Term Investments

Investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies.   These investments were classified as Held-to-maturity or as Available-for-sale.  We own a grantor trust to fund current and potential future payments to retirees for supplemental pension plan obligations.   The trust is classified as available-for-sale and is invested in fixed-income and equity funds.

Mortgage-Backed Securities — By Issuer

Issuer composition of held-to-maturity mortgage-backed securities was as follows (carrying values; dollars in thousands):

Table 4.2:               Held-to-Maturity Mortgage-Backed Securities — By Issuer

		Percentage		Percentage
	December 31, 2012	of Total	December 31, 2011	of Total

U.S. government sponsored enterprise residential mortgage-backed securities	$5,679,038	55.02%	$6,305,018	67.47%
U.S. agency residential mortgage-backed securities	64,681	0.63	89,586	0.96
U.S. government sponsored enterprise commercial mortgage-backed securities	4,059,543	39.33	2,262,016	24.21
U.S. agency commercial mortgage-backed securities	2,969	0.03	34,447	0.37
Private-label issued securities backed by home equity loans	277,325	2.69	313,849	3.36
Private-label issued residential mortgage-backed securities	105,057	1.02	185,097	1.98
Private-label issued securities backed by manufactured housing loans	132,551	1.28	153,881	1.65
Total Held-to-maturity securities-mortgage-backed securities	$10,321,164	100.00%	$9,343,894	100.00%

Held-to-maturity mortgage- and asset-backed securities (“MBS”) — Our conservative purchasing practices over the years are evidenced by the high concentration of MBS issued by the GSEs.   Privately issued mortgage-backed securities made up the remaining 5.0% and 7.0% at December 31, 2012 and December 31, 2011.   In 2012, we acquired $3.4 billion of GSE or U.S agency issued MBS, primarily pass-through CMOs and CMBS.  Pay downs were $2.4 billion in 2012.   In 2011, we acquired $4.7 billion of GSE and U.S. agency MBS.  We have not purchased a private label MBS since 2006.

In 2012, pricing of agency MBS were generally not in line with our risk reward preference, and acquisitions were limited, and made only when spreads met our target.  The FRB has continued to purchase GSE issued MBS in addition to its on-going program to reinvest principal paydowns.  These actions have been part of successive quantitative easing programs, and have resulted in historical tight spreads for GSE issued MBS.  At the same time, new GSE MBS issuances have been modest.  The two factors taken together have resulted in pricing that often did not meet our risk/reward parameters, limiting acquisitions.

Local and housing finance agency bonds — We have investments in primary public and private placements of taxable obligations of state and local housing finance authorities (“HFA”) classified as held-to-maturity.  Investments in HFA bonds help to fund mortgages that finance low- and moderate-income housing.   In 2012, pay downs totalled $42.6 million and no securities were purchased.   In 2011, we purchased $69.0 million of securities.

At December 31, 2012, the amortized cost basis of HFA bonds was $737.6 million, and included $557.7 million of bonds issued by NYC Housing Development Corporation (76% of total), and $46.6 million of bonds issued by NJ Housing and Mortgage Finance Agency (6% of total).

Available-for-sale securities — Any investment we might sell before maturity is classified as available-for-sale (“AFS”).   We carry such investments at fair value.   Fair value changes are recorded in AOCI until the security is sold or is anticipated to be sold.   In 2012 and 2011, we opted not to designate any MBS acquisitions as AFS and allowed the portfolio to shrink in line with paydowns.  All investments in the AFS portfolio are GSE or U.S. agency issued MBS, and a small portfolio of mutual and bond funds in a grantor trust owned by the FHLBNY.

The composition of the FHLBNY’s available-for-sale securities was as follows (dollars in thousands):

Table 4.3:               Available-for-Sale Securities Composition

		Percentage		Percentage
	December 31, 2012	of Total	December 31, 2011	of Total

Fannie Mae	$1,436,757	62.49%	$1,942,230	61.99%
Freddie Mac	809,726	35.22	1,125,609	35.92
Ginnie Mae	52,658	2.29	65,630	2.09
Total AFS mortgage-backed securities	2,299,141	100.00%	3,133,469	100.00%
Grantor Trust - Mutual funds	9,633		9,167
Total AFS portfolio	$2,308,774		$3,142,636

Funds in the grantor trust are invested in fixed-income and equity registered mutual funds.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 4.4:               External Rating of the Held-to-Maturity Portfolio

	December 31, 2012
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$6,687	$10,045,933	$78,709	$57,346	$132,489	$10,321,164
State and local housing finance agency obligations	65,000	627,270	—	45,330	—	737,600

Total Long-term securities	$71,687	$10,673,203	$78,709	$102,676	$132,489	$11,058,764

	December 31, 2011
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$100,639	$8,933,445	$70,925	$76,205	$162,680	$9,343,894
State and local housing finance agency obligations	69,741	663,540	—	46,630	—	779,911

Total Long-term securities	$170,380	$9,596,985	$70,925	$122,835	$162,680	$10,123,805

(a)         Certain PLMBS and housing finance bonds are rated triple-A by S&P and Moody’s.  At December 31, 2012, Fitch and S&P downgraded certain previously rated triple-A bonds to Double-A and Single-A.  When split rating exists, the lowest rating is recognized.  The fair values of the downgraded bonds exceeded the amortized cost, and cash flow analysis was performed on all PLMBS and no OTTI was identified for the bonds downgraded.

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

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 4.5:               External Rating of the Available-for-Sale Portfolio

	December 31, 2012
	AAA-rated (a)	AA-rated (a)	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$—	$2,299,141	$—	$—	$—	$2,299,141
Other - Grantor trust	—	—	—	—	9,633	9,633

Total Available-for-sale securities	$—	$2,299,141	$—	$—	$9,633	$2,308,774

	December 31, 2011
	AAA-rated (a)	AA-rated (a)	A-rated	BBB-rated	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$—	$3,133,469	$—	$—	$—	$3,133,469
Other - Grantor trust	—	—	—	—	9,167	9,167

Total Available-for-sale securities	$—	$3,133,469	$—	$—	$9,167	$3,142,636

(a)         All MBS are GSE/U.S. Agency issued securities and the ratings are based on issuer credit ratings.   Fannie Mae, Freddie Mac and U.S. Agency issued MBS held by us are rated double-A (Based on S&P’s rating of AA+/Negative for the GSEs and Double-A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 4.6:               Investment Securities Issuer Concentration

			Carrying value as a
	Carrying (b)		Percentage
Long Term Investment as of December 31, 2012	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,428,870	$5,520,801	98.85%
Freddie Mac	6,556,194	6,859,275	119.38
Ginnie Mae	120,308	121,189	2.19
All Others - PLMBS	514,933	570,760	9.38
Non-MBS (a)	747,233	693,305	13.61

Total Investment Securities	$13,367,538	$13,765,330	243.41%

Categorized as:

Available-for-Sale Securities	$2,308,774	$2,308,774

Held-to-Maturity Securities	$11,058,764	$11,456,556

(a)         Non-MBS consist of HFA and Grantor Trust.

(b)         Carrying value includes fair value for AFS securities.

Fair values of investment securities

In an effort to achieve consistency among the FHLBanks’ pricing of investments of mortgage-backed securities, the 12 FHLBanks have formed the MBS Pricing Governance Committee (“Pricing Committee”), which is responsible for developing a fair value methodology for mortgage-backed securities that all FHLBanks could adopt.  The Pricing Committee has established a standard pricing methodology and required the FHLBanks to use four pricing vendors.  The adoption of the formulaic methodology has enhanced consistency among the 12 FHLBanks.   However, we are ultimately responsible for the analysis and review, and appropriateness of underlying assumptions employed by pricing vendors.  To compute fair values at December 31, 2012 and 2011, four vendor prices were received for substantially all of our MBS holdings and substantially all of those prices fell within the specified thresholds.

Except for a small portfolio of private-label MBS and housing finance agency bonds, our portfolio of MBS were issued by GSEs and U.S. agency and the relative proximity of the prices received supported our conclusion that the final computed prices were reasonable estimates of fair value.   GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

The valuation of our private-label mortgage-backed securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and may be considered to be Level 3 of the fair value hierarchy.   Consistent with the classification of held-to-maturity portfolio, private-label mortgage-backed securities were recorded in the balance sheet at their carrying values, which is the same as its amortized cost, unless the security is determined to be OTTI.   In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.   At December 31, 2012, the carrying values of one held-to-maturity security determined to be OTTI was written down to $7.0 million, its fair value, and was classified on a non-recurring basis within the Level 3 valuation hierarchy.  Fair values of housing finance agency bonds were based on vendor prices, and were deemed to be Level 3, as pricing vendors may have used significant inputs that are subjective.  For a comparison of carrying values and fair values of investment securities, see Notes 5 and 6 in the audited financial statements in this Form 10-K.   For more information about the corroboration and other analytical procedures performed, see Note 17. Fair Values of Financial instruments in the audited financial statements in this Form 10-K.

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 4.7:               Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2012		December 31, 2011
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due after one year through five years	$156,317	2.81%	$972	6.25%
Due after five years through ten years	4,266,593	2.99	2,886,147	3.67
Due after ten years	8,239,224	1.46	9,649,520	1.94

Total mortgage-backed securities	$12,662,134	1.99%	$12,536,639	2.34%

OTTI - Adverse Case Scenario

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

Table 4.8:               Base and Adverse Case Stress Scenarios (a)

	December 31, 2012
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
RMBS Prime	$7,788	$110	$7,788	$327

	December 31, 2011
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
RMBS Prime	$14,917	$60	$14,917	$845
HEL Subprime	23,326	3,963	23,326	4,664
Total Securities	$38,243	$4,023	$38,243	$5,509

(a) Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.

(b) Credit OTTI recognized in the fourth quarter of 2012 (December 31, 2012).

In instances where forecasted credit OTTI would exceed fair values, we have capped the recognition of credit OTTI in the base case and in the adverse case to the bond’s amortized cost.   Amounts capped in the determination of OTTI charges were not significant in any periods in this report.

FHLBank OTTI Committee Common Platform - Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for the securities within the scope of the OTTI Committee as a means of benchmarking the FHLBNY’s own cash flow analysis.  At December 31, 2012 and 2011, FHLBanks of San Francisco and Chicago cash flow tested approximately 50 percent of the FHLBNY’s private-label MBS.  Projected recovery of home prices was a critical assumption employed by in the Common Platform to calculate OTTI.  The table below presents projected home price recovery under a base case and an adverse case at December 31, 2012.

Table 4.9:               Projected Home Price Recovery by Months

December 31, 2012
	Base Case	Adverse Case
Months	Recovery Range % (a)	Recovery Range % (a)
1- 6	0.0 - 2.8	0.0 - 1.9
7- 12	0.0 - 3.0	0.0 - 2.0
13- 18	1.0 - 3.0	0.7 - 2.0
19- 30	2.0 - 4.0	1.3 - 2.7
31- 42	2.8 - 5.0	1.9 - 3.4
43- 66	2.8 - 6.0	1.9 - 4.0
Thereafter	2.8 - 5.6	1.9 - 3.8

(a) Annualized Rates

Non-Agency Private label mortgage — and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 4.10:        Non-Agency Private Label Mortgage — and Asset-Backed Securities

	December 31, 2012			December 31, 2011
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$97,668	$3,420	$101,088	$177,687	$3,621	$181,308
Alt-A	4,133	2,582	6,715	4,794	2,931	7,725
Total private-label RMBS	101,801	6,002	107,803	182,481	6,552	189,033

Home Equity Loans
Subprime	314,998	60,648	375,646	352,836	69,283	422,119

Manufactured Housing Loans
Subprime	132,566	—	132,566	153,898	—	153,898
Total UPB of private-label MBS (b)	$549,365	$66,650	$616,015	$689,215	$75,835	$765,050

(a)         Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

(b)         Paydowns of PLMBS have reduced outstanding unpaid principal balances.  No acquisitions of PLMBS have been made for past several years.

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 4.11:        PLMBS by Year of Securitization and External Rating

	December 31, 2012
	Unpaid Principal Balance									Total
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$16,927	$—	$—	$—	$—	$16,927	$16,175	$(123)	$16,210	$(281)
2005	20,611	—	—	—	—	20,611	19,800	—	20,770	—
2004 and earlier	63,550	—	21,473	21,695	20,382	—	63,373	(174)	64,465	—
Total RMBS Prime	101,088	—	21,473	21,695	20,382	37,538	99,348	(297)	101,445	(281)
Alt-A
2004 and earlier	6,715	6,329	386	—	—	—	6,715	(363)	6,411	—
Total RMBS	107,803	6,329	21,859	21,695	20,382	37,538	106,063	(660)	107,856	(281)
HEL
Subprime
2004 and earlier	375,646	358	85,421	65,340	50,793	173,734	339,790	(17,332)	330,632	(370)
Manufactured Housing Loans
Subprime
2004 and earlier	132,566	—	132,566	—	—	—	132,551	(1,810)	132,272	—
Total PLMBS	$616,015	$6,687	$239,846	$87,035	$71,175	$211,272	$578,404	$(19,802)	$570,760	$(651)

	December 31, 2011
	Unpaid Principal Balance									Total
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$24,960	$—	$—	$—	$—	$24,960	$24,401	$(260)	$24,141	$(315)
2005	39,469	—	—	—	10,062	29,407	38,267	(494)	37,822	—
2004 and earlier	116,879	77,299	3,621	—	32,203	3,756	116,411	(439)	117,885	—
Total RMBS Prime	181,308	77,299	3,621	—	42,265	58,123	179,079	(1,193)	179,848	(315)
Alt-A
2004 and earlier	7,725	7,725	—	—	—	—	7,726	(904)	6,831	—
Total RMBS	189,033	85,024	3,621	—	42,265	58,123	186,805	(2,097)	186,679	(315)
HEL
Subprime
2004 and earlier	422,119	16,086	84,886	80,392	50,743	190,012	387,990	(51,415)	338,378	(476)
Manufactured Housing Loans
Subprime
2004 and earlier	153,898	—	153,898	—	—	—	153,881	(8,387)	145,494	—
Total PLMBS	$765,050	$101,110	$242,405	$80,392	$93,008	$248,135	$728,676	$(61,899)	$670,551	$(791)

(a) Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Table 4.12:       Weighted-Average Market Price Percentage Analysis of MBS

	December 31, 2012
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	4.11%	4.07%	15.60%
2005	2.34	5.61	5.14
2004 and earlier	1.67	5.27	2.62
Total RMBS Prime	2.22	5.14	5.31
Alt-A
2004 and earlier	12.71	36.21	8.97
Total RMBS	2.87	7.07	5.54
HEL
Subprime
2004 and earlier	58.22	31.92	16.96
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	28.55	3.34
Total Private-label MBS	57.53%	26.85%	12.03%

	December 31, 2011
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	3.81%	4.91%	10.46%
2005	2.39	4.55	3.55
2004 and earlier	1.57	4.30	1.51
Total RMBS Prime	2.06	4.44	3.19
Alt-A
2004 and earlier	11.73	34.33	9.90
Total RMBS	2.45	5.66	3.46
HEL
Subprime
2004 and earlier	58.08	30.99	16.90
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	27.70	3.19
Total Private-label MBS	52.77%	24.07%	10.82%

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

Securities purchased with agreement to resell — As part of FHLBNY’s banking activities with counterparties, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which securities are taken as collateral.  There were no balances outstanding at December 31, 2012.  Average amount of lending was $42.1 million in 2012.  In the third quarter of 2012, we executed secured financing agreements with certain highly-rated counterparties that involved the lending of cash, against which securities are taken as collateral.   The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral as well as the credit quality of the counterparty.   The collateral is typically in the form of a highly-rated marketable security, and the FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined threshold.   The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.   The FHLBNY does not have the right to repledge the securities received.   Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.

Federal funds sold — Federal funds sold represents short-term, unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality, which is determined by management based on the credit ratings of counterparty’s debt securities or deposits as reported by Nationally Recognized Statistical Rating Organizations.

Overnight and short-term federal funds allows us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.   During 2012 and 2011, all investments in Federal funds sold were overnight.

We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, and sovereign support as well as related market signals.   As a result of these monitoring activities, we limit or suspend existing exposures, as appropriate.  In addition, we are required to manage our unsecured portfolio subject to regulatory limits, prescribed by the FHFA, our regulator.   The FHFA regulations include limits on the amount of unsecured credit that may be extended to a counterparty, or a group of affiliated counterparties, based upon a percentage of eligible regulatory capital and the counterparty’s overall credit rating.   Under these regulations, the level of eligible regulatory capital is determined as the lesser of the FHLBNY’s regulatory capital or the eligible amount of regulatory capital of the counterparty determined in accordance with FHFA regulation.   The eligible amount of regulatory capital is then multiplied by a stated percentage.  The stated percentage that the FHLBNY may offer for term extensions, which are comprised of on- and off-balance sheet and derivative transactions, of unsecured credit ranges from 1% to 15% based on the counterparty’s credit rating.

FHFA regulation also permits the FHLBanks to extend additional unsecured credit, which could be comprised of overnight extensions and sales of Federal funds subject to continuing contract (we have no continuing arrangements).   Our total unsecured overnight exposure to a counterparty may not exceed twice the regulatory limit for term exposures, resulting in a total exposure limit to a counterparty of 2% to 30% of the eligible amount of regulatory capital based on the counterparty’s credit rating.   The FHLBNY was in compliance with the regulatory limits established for unsecured credit in all periods in this Form 10-K.

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

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 4.13:        Federal Funds Sold by Domicile of the Counterparty

	December 31, 2012		December 31, 2011		Year ended December 31, 2012		Year ended December 31, 2011
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

Australia	AA-	AA2	AA-	AA2	$1,645,254	$1,548,000	$1,002,466	$—
Canada	A to AA-	A1 to AA1	A to AA-	AA3 to AAA	3,270,126	995,000	2,692,626	—
Finland	AA-	AA3	AA-	AA3	664,962	—	479,356	—
France	A to A+	A2	A to AA-	A2	—	—	1,076,986	—
Germany	A+	A2	A+	A2	653,128	—	621,959	—
Netherlands	AA-	AA2	AA	AA2	1,305,486	1,548,000	738,671	970,000
Norway	A+	A1	A+	A1	935,484	—	—	—
Sweden	AA-	AA3	AA-	AA3	1,330,456	—	710,575	—
UK	A	A3	A	A3	—	—	241,370	—

Subtotal					9,804,896	4,091,000	7,564,009	970,000

USA	A to AA-	A2 to AA1	A to AA-	A2 to AA1	1,559,522	—	935,088	—
Total					$11,364,418	$4,091,000	$8,499,097	$970,000

Table 4.14:        Federal Funds Sold Quarterly Balances

The following table summarizes average balances and outstanding balances of Federal funds sold in each of the quarters in 2012 and 2011 (in millions):

	Federal Funds Sold (In millions)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

2012	$10,559	$7,575	$12,071	$7,439	$12,199	$9,946	$10,627	$4,091
2011	$7,347	$5,093	$8,502	$4,475	$9,506	$4,964	$8,617	$970

Table 4.15:        Cash Balances at the Federal Reserve Banks

In addition, we maintained liquidity at the Federal Reserve Banks (“FRB”).  The following table summarizes average balances and outstanding balances at the FRB in each of the quarters in 2012 and 2011 (in millions):

	Cash Balances with Federal Reserve Banks (In millions)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

2012	$374	$389	$113	$910	$194	$2,895	$676	$7,551
2011	$97	$2,950	$132	$5,541	$588	$4,737	$2,296	$10,870

At December 31, 2012 and 2011, we deposited our excess liquidity at the FRB rather than to lend on an unsecured basis to a financial institution over the year-end.

Cash collateral pledged — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.   Cash posted in excess of required collateral is reported as a component of Derivative assets.  We generally execute derivatives with major financial institutions and enter into bilateral collateral agreements.   When our derivatives are in a net unrealized loss position, as a liability from our perspective, counterparties are exposed and we are required to post cash collateral to mitigate the counterparties’ credit exposure.   Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed-upon thresholds.   Typically, such cash deposit pledges earn interest at the overnight Federal funds rate.   At December 31, 2012 and December 31, 2011, we had deposited $2.5 and $2.6 billion in interest-earning cash as pledged collateral to derivative counterparties.   For more information, see Tables 8.1 — 8.7.

Mortgage Loans Held-for-Portfolio

The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).   We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Growth has been steady and moderate.

The following table summarizes MPF loan by product types (par values, in thousands):

Table 5.1:               MPF by Loss Layers

	December 31,
	2012	2011	2010

Original MPF (a)	$444,339	$382,504	$343,925
MPF 100 (b)	11,237	16,399	23,591
MPF 125 (c)	988,061	582,153	392,780
MPF 125 Plus (d)	299,431	394,052	494,917
Other	69,458	24,753	9,408
Total Par MPF Loans	$1,812,526	$1,399,861	$1,264,621

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.2:                     Mortgage Loans — Conventional and Insured Loans

	December 31, 2012	December 31, 2011

Federal Housing Administration and Veteran Administration insured loans	$69,302	$24,507
Conventional loans	1,743,068	1,375,108
Others	156	246

Total par value	$1,812,526	$1,399,861

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

The portion of the credit enhancement that is an obligation of the PFI must be fully secured with pledged collateral.  A portion of the credit enhancement may also be covered by insurance, subject to limitations specified in the Acquired Member Assets regulation.   Each PFI/member or housing associate (at this time, we have no housing associates as a PFI) that participates in the MPF program must meet our established financial performance criteria.  In addition, we perform financial reviews of each approved PFI annually.   Housing Associate are entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) chartered under law and have succession, (iii) subject to inspection and supervision by a governmental agency, and (iv) lend their own funds as their principal activity in the mortgage field.

The FHLBNY computes the provision for credit losses without considering the credit enhancement features (except the “First Loss Account”) accompanying the MPF loans to provide credit assurance to the FHLBNY.  CE Fees are

paid on a pool level, and if the pool runs down, the amount of future CE fees would shrink in line.   For more information, see Note 8. Mortgage Loans Held-for-Portfolio.

Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  Below is our MPF loan concentration:

Table 5.3:                     Concentration of MPF Loans

	December 31, 2012		December 31, 2011		December 31, 2010
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	69.7%	59.4%	71.6%	62.9%	73.3%	67.7%

Table 5.4:                     Top Five Participating Financial Institutions — Concentration (par values, dollars in thousands)

	December 31, 2012
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$300,153	16.56%
Astoria Federal Savings and Loan Association	289,318	15.96
Investors Bank	168,881	9.32
Elmira Savings Bank	88,845	4.90
First Choice Bank	85,344	4.71
All Others	879,829	48.55

Total (a)	$1,812,370	100.00%

	December 31, 2011
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$394,865	28.21%
Astoria Federal Savings and Loan Association	241,727	17.27
Investors Bank	87,935	6.28
OceanFirst Bank	69,199	4.95
Watertown Savings Bank	54,287	3.88
All Others	551,602	39.41

Total (a)	$1,399,615	100.00%

(a) Totals do not include CMA loans.

Table 5.5:                     Roll-Forward First Loss Account (in thousands)

	Years ended December 31,
	2012	2011	2010

Beginning balance	$13,622	$11,961	$13,934

Additions	5,685	2,784	850
Resets(a)	(7)	(715)	(2,600)
Charge-offs	(864)	(408)	(223)
Ending balance	$18,436	$13,622	$11,961

(a)         For the Original MPF, MPF 100, MPF 125 and MPF Plus products, the Credit Enhancement is periodically recalculated.  If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

Table 5.6:                     Second Losses and SMI Coverage (in thousands)

	Years ended December 31,
	2012	2011	2010
Second Loss Position (a)	$56,449	$35,862	$24,574

SMI Coverage - NY share only (b)	$17,593	$17,593	$17,593

SMI Coverage - portfolio (b)	$17,958	$17,958	$17,958

(a) Increase due to increase in overall outstanding of MPF.

(b) SMI coverage has reminded unchanged because no new master commitments have been added under the MPF Plus Program.

Troubled Debt Restructurings (“TDRs”) and MPF modification — The MPF program’s temporary loan payment modification plan for participating PFIs was initially available until December 31, 2011 and has been extended through December 31, 2013.   This modification plan is available to homeowners currently in default or imminent danger of default.   The modification plan states specific eligibility requirements that have to be met and procedures the PFIs have to follow to participate in the modification plan.   As of December 31, 2012, only 4 MPF loans had been modified under this plan.  No loans were modified in 2012.

Beginning with the fourth quarter of 2012, we consider loans discharged from bankruptcy as TDR, and the amount outstanding at December 31, 2012 was $8.8 million.  If a loan discharged from bankruptcy was past due 90 days or more, the loan was assessed for impairment on an individual basis, and a credit allowance was recorded if the recoverable collateral values, net of costs, were less than recorded investment in such a loan.  The aggregate amount of loans that was past due 90 days or more was $0.6 million, and the associated credit losses were not material.

For more information about TDR loans, see Note 8. Mortgage Loans Held-for-portfolio in the audited financial statements in this Form 10-K.

Accrued interest receivable

Other assets

Accrued interest receivable was $179.0 million at December 31, 2012, compared to $223.8 million at December 31, 2011.   Accrued interest receivable was comprised primarily from advances and investments.   Other assets included prepayments and miscellaneous receivables, and were $13.7 million at December 31, 2012, compared to $13.4 million at December 31, 2011.

Deposit Liabilities and Other Borrowings

Deposit liabilities consisted of member deposits, and from time to time may also include deposits from governmental institutions.   Member deposits do not represent a significant source of liquidity.

Member deposits — We operate deposit programs for the benefit of our members.   Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market.   Members’ liquidity preferences are the primary determinant of the level of deposits.   Total deposits were $2.1 billion at December 31, 2012, almost unchanged from the balance at December 31, 2011, although deposit balances have fluctuated during 2012.   Deposits at March 31, 2012 had increased to $3.5 billion, due to one member that had maintained a deposit of $1.4 billion to collateralize short-term transactions.

Borrowings from other FHLBanks — We may borrow from other FHLBanks, generally for a period of one day and at market terms.   There were no significant borrowings in any periods in this report.

Debt Financing Activity and Consolidated Obligations

Consolidated obligations, which consist of consolidated bonds and consolidated discount notes, are the joint and several obligations of the FHLBanks and the principal funding source for our operations.   Discount notes are consolidated obligations with maturities of up to 365 days, and consolidated bonds have maturities of one year or longer.   Member deposits, capital and, to a lesser extent, borrowings from other FHLBanks are also funding sources.  A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations.   Please see Table 6.11 for our credit ratings.

Consolidated Obligation Liabilities

Our primary source of funds continued to be the issuance of consolidated bonds and discount notes.   Consolidated obligation debt outstanding at December 31, 2012 has increased, relative to December 31, 2011, in parallel with higher balance sheet assets.

The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  For more information about these programs, see Item 1. Business in this Form 10-K.

Highlights — Performance of FHLBank debt

The FHLBank debt remained in demand by investors at reasonable pricing, and has withstood the general concerns about the debt ceiling in the U.S., the rating agency downgrades and the generally fragile conditions in the bond markets.   In general, swap spreads to our consolidated bonds were tight, resulting in increased cost of funding in 2012.   Similar to bonds, funding costs of discount notes were also higher.

The lower 3-month LIBOR has compressed margins for our debt and specifically for our short-term debt.   Typically, we execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little room for achieving a sub-LIBOR spread that would be ascribed to the high-quality FHLBank consolidated obligation bonds.   As we make extensive use of derivatives to restructure fixed rates on consolidated bonds to sub-LIBOR floating rate, the relationship between swaps rates and bond and discount note

yields is an important economic indicator.   The 3-month LIBOR, a key index in the intermediation between swap rates and debt yields, has been steadily declining during 2012.   The 3-month LIBOR was 31 basis points at December 31, 2012, compared to 59 basis points at December 31, 2011.  As a result, on a LIBOR swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds.  Longer-term bond pricing remained prohibitively expensive, as investors were reluctant to take the risk of locking in long-term investments without a step-up option, which would protect their investment yields when rates eventually rise.

FHLBank Consolidated obligation bonds performance — Summarized below are certain significant performance indicators of the FHLBank consolidated bonds at each quarter end of 2012.  We believe a quarter end presentation provides a better assessment of debt issuance conditions in 2012.

Fourth quarter - December 2012 — As the 3-month LIBOR moved lower, swap spreads tightened significantly to Treasuries.  Costs improved for negotiated bullet bonds and swapped callables, but increased for all other bond products.  The 2-year swap spread has tightened over the last three months and FHLBank funding levels versus LIBOR suffered commensurately from this spread compression, and costs continued to deteriorate to the worst overall bond funding levels relative to theoretical 3-month LIBOR in more than two years.  The FHLBank 2-year Global bullet bond was priced in December - the first new Global since August 2012 - at 3-month LIBOR minus 2.7 bps which was the most expensive LIBOR pricing on a new 2-year Global since March 2010.

The December TAP volume rose from the previous month and the weighted average cost for TAPs in December was relatively stable at 3-month LIBOR minus 0.4 bps.  Negotiated bullet issuance volume in December rose from November and overall costs improved slightly from November’s 2012 peak to 3-month LIBOR minus 13.3 bps.

Swapped callable volume rose from the previous month, and was the only category with improved funding levels during December 2012.  Auctioned callable bond volume decreased compared to November and costs averaged 3-month LIBOR minus 11.2 bps during the month, and was 0.4 bps higher than the previous month, although cost improved toward the end of the month.  Funding costs for callables with lockouts between 3-and 9-months improved slightly to 3-month LIBOR minus 14 bps in December, versus 3-month LIBOR minus 13 bps in the previous month.

Simple floaters, primarily indexed to LIBOR, were the largest source of FHLBank bond funding in December 2012.

Third quarter - September 2012 — The weighted average cost of new issuance of TAPs in September 2012 increased by 7.6 bps from August’s level to 3-month LIBOR minus 5.3 bps, the highest level in twelve months.   Negotiated bullet with maturities of 1-year or less improved by 2.1 bps from August’s recent high level to 3-month LIBOR minus 16.0 bps.

Callable FHLBank bonds were in demand.   Certain callable bonds are issued and swapped contemporaneously with a cancellable swap.  For such bonds, their aggregate funding levels increased by 9.7 bps from August’s level to 3-month LIBOR minus 20.0 bps, versus minus 32 bps in August, the highest monthly average since June 2011.   The callable bonds are typically issued with very short lock-out periods, and the investor acquires the bond with the expectation that the bonds get called and the investor would have made a yield pick-up relative to a lower yielding equivalent maturity discount note.   Callable bonds are also offered through the standard auction program, and costs averaged 3-month LIBOR minus 12.2 bps during September, an 8.4 bps increase, compared to August and the highest monthly average since June 2012.

Second quarter - June 2012 — Funding costs increased for all bond types.   The aggregate pricing levels of FHLBank issued consolidated bonds, on a LIBOR basis, was around 3-month LIBOR minus 26.2 bps, and aggregate funding levels for FHLBank “bullet” bonds with maturities in the 1- and 2-year sector increased by as much as 5 bps in all maturity buckets, from the previous month.   The weighted average cost for TAPs in June 2012 was 3-month LIBOR minus 10.2 bps.   The cost of negotiated bullet increased also increased to 3-month LIBOR minus 21.7 bps.

Aggregate funding levels for swapped callable bonds improved to 3-month LIBOR minus 37.1 bps.   Callables with 1-month lockouts were in demand, and the funding costs averaged 3-month LIBOR minus 37 bps.   Funding cost for bonds with lockouts between 3- and 9-months was 3-month LIBOR minus 23 bps.   Cost of bonds with lockouts of 1-year or greater increased to a weighted average spread of 3-month LIBOR minus 2 basis points in June 2012 from 3-month LIBOR minus 11 bps in May 2012.

First quarter - March 2012 — TAP bond performance continued to benefit from the flight to quality trend driven by global credit events, particularly the European debt crisis.   Investors appeared to have diversified into the U.S. bond market, particularly Treasuries and to lesser extent, agency issued bonds.  The FHLBank bonds benefited as investors eager for diversification amongst agency issuers bid up prices of smaller volume FHLBank bonds because of declining issuances by FHLBanks due to declining FHLBank balance sheets.   Price performance of the FHLBank’s shorter-term TAP issuance was in line with other agency “benchmark” security issuance.   However, TAPs of 5-year and longer outperformed the other agency benchmarks of similar maturities.   As a result, yields declined, and spread to 3-month LIBOR improved.   The improvements were particularly significant in the March quarter for short maturity bullet funding costs versus 3-month LIBOR, although we saw a slight reversal of the positive trends in funding levels at the end of the March quarter.   In the early part of the first quarter, 1-year bullets funded near 3-month LIBOR minus 30 basis points, comparable to levels achieved during the initial flight to quality during the European credit crisis in 2010.   With investors demanding higher rates for discount notes, spreads compressed for FHLBank discount notes, and funding increased for alternatives to discount notes, such as short lockout callables and step-up callable bonds.  Auctioned callable spreads to 3-month LIBOR were close to their widest in March 2012 over the preceding eleven months.   FHLBank floaters indexed to LIBOR (3-month LIBOR and 1-month LIBOR) and to the Federal Funds Effective rate were priced better from the FHLBank’s perspective, and spreads were also better in March 2012 over the preceding 11 months.   Investor demand for the simple 3-month

LIBOR floaters continued to be relatively low, and issuance was mainly made up of bonds indexed to Fed Funds.  The impact of the FRB’s “Maturity Extension Program” (Operations Twist) launched in September 2011 had its desired impact on longer-dated FHLBank bonds, driving rates down for maturities of 7 years and out, and rates up, albeit slightly, in the short-end of the FHLBank bond yield curve.

Consolidated obligation discount notes performance — Over the course of 2012, discount note spreads to LIBOR have exhibited a fairly consistent narrowing trend across the money market curve.   Treasury bill issuance and Repo rate patterns are a major factor in pricing and thus have had a strong impact on investor demand for FHLB discount notes.   First, dealers use Repo as a financing vehicle, so they are less likely to underwrite securities, like discount notes, that would create a negative carrying cost to the dealer.   In addition, as FHLBank discount notes compete with Repo for investor dollars, the low yields from FHLBank issued discount notes make it harder to attract investor participation.

Summarized below are certain significant performance indicators of the FHLBank discount notes at each quarter end of 2012.  We believe a quarter end presentation provides a better assessment of debt issuance conditions in 2012.

Fourth quarter - December 2012 — In December, the Fed funds effective rate was 0.16% on average.  As a result, the overnight spread to the unsecured interbank rates remained healthy, ranging from -11 to -15 bps throughout the month.  The 3-month DN auction achieved an average spread of 3-month LIBOR minus 20 basis points in December.  The 9- and 13-week sectors saw sub-LIBOR spreads improve close to 2 bps to minus 17.5 bps and minus 20.6 bps, compared to November.  The 26-week maturity offering achieved marginally better execution than in November.

Third quarter - September 2012 — Despite elevated repo levels, investor orders for overnight maturity discount notes remained healthy, and given the strong demand, the FHLBank issued discount notes in the overnight bucket at the lowest possible price of 0.001% re-offer on the majority of issuances through the FHLBank discount note window program.  Funding levels were also attractive in the 1- to 3-week categories as quarter-end spurred investor demand for short-term paper.   Issuance was concentrated in the 2- to 4-month sectors; spreads were tighter compared to August 2012.   In general, however, FHLBank discount note spreads to LIBOR deteriorated across all other sectors and the cost of funding was higher in September.

Second quarter - June 2012 — Spreads to LIBOR in the 2- and 3-month discount note maturities deteriorated throughout the month of June as a result of multiple factors.   Auction sizes rose, spreads deteriorated due to large size of the auctions, elevated repo levels, competitive rates, and dealer quarter-end balance sheet constraints, all of which tended to put pressure on increased yields and increased cost of funds.  Repo rates are generally considered a market benchmark, and a competing investment product to FHLBank issued discount notes.   Overnight Treasury repo rates averaged about 25 basis points.   This impacted mostly the 3- to 12-month maturities, and dealers and investors preferred to buy maturities 1-month and in rolling overnight issuances.

First quarter - March 2012 — Early in the first quarter of 2012, the increased Treasury bill supply pushed repo rates steadily higher, and was a significant factor in the higher rates demanded by investors for discount notes.   As a result, discount note 3-month auction execution versus LIBOR deteriorated as the U.S. Treasury increased bill issuance.   That factor, together with lower 3-month LIBOR rates contributed to tightening of the sub-LIBOR spread.   The higher Treasury bill issuance was probably seasonal and bill supplies were expected to fall to normal levels, which would push overnight repo rates down and discount note rates lower.

Consolidated obligation bonds

The following summarizes types of bonds issued and outstanding (dollars in thousands):

Table 6.1:               Consolidated Obligation Bonds by Type

	December 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$48,184,085	75.49%	$47,108,685	71.02%
Fixed-rate, callable	2,685,000	4.21	1,935,610	2.92
Step Up, callable	1,221,000	1.91	950,000	1.43
Single-index floating rate	11,735,000	18.39	16,335,000	24.63

Total par value	63,825,085	100.00%	66,329,295	100.00%

Bond premiums	102,225		145,869
Bond discounts	(23,566)		(26,459)
Hedge basis adjustments	804,174		979,013
Hedge basis adjustments on terminated hedges	63,520		201
Fair value option valuation adjustments and accrued interest	12,883		12,603

Total Consolidated obligation-bonds	$64,784,321		$67,440,522

Fair value basis of terminated hedges: $63.5 million — In the 2012 third quarter we terminated long-term hedges of certain fixed-rate bonds, and the fair value basis adjustments at the termination dates are being amortized as a yield adjustment on the unhedged bonds.

Funding strategies — Consolidated obligation bonds

The principal tactical funding strategy changes employed in executing issuances of FHLBank bonds are outlined below:

•                  Floating rate bonds — We have judiciously issued floating-rate bonds indexed to the 1-month LIBOR, the Prime rate and Federal funds rate and by swapping them back to 3-month LIBOR, we have created synthetic LIBOR funding at relatively attractive spreads.   Such floating bonds were generally for terms 3 years or less.  Maturing floating rate bonds were replaced by fixed-rate non-callable bonds and the category declined at December 31, 2012, compared to December 31, 2011.  Outstanding floating-rate bonds at December 31, 2012, were primarily indexed to the Federal funds rate.

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

•                  Non-callable bonds — Non-callable fixed-rate bonds were our primary funding vehicle.   Issuances are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals.   As issuance of floating-rate bonds declined, issuance of fixed-rate bonds increased at December 31, 2012, relative to December 31, 2011.

Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (carrying values, in thousands):

Table 6.2:               Transferred and Retired Debt

	Years ended December 31,
	2012	2011
Debt transferred to another FHLBank	$—	$150,049
Debt extinguished	$268,631	$623,921

Debt retired resulted in a charge of $24.1 million to earnings in 2012, compared to $86.5 million in 2011, and $2.1 million in 2010.

The FHLBNY typically retires debt to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from unscheduled prepayments of mortgage-backed securities.   When assets are prepaid ahead of their expected or contractual maturities, the FHLBNY also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns.   Bond retirement typically requires a payment of a premium resulting in a loss.   The FHLBNY typically receives prepayment fees when assets are prepaid, making us economically whole.   When debt is retired by transferring to another FHLBank, the re-purchases are also at negotiated market rates.   Debt extinguished other than through a transfer (to another FHLBank) is re-purchased from investors through bond dealers.

Impact of hedging fixed-rates consolidated obligation bonds

The most significant element that impacts balance sheet reporting of debt is the recording of fair value basis and valuation adjustments.   We adjust the reported carrying value of hedged consolidated bonds for changes in their fair value (“fair value basis adjustments” or “fair value”) that are attributable to the risk being hedged in accordance with hedge accounting rules.   The discounting basis for computing changes in fair values basis for hedges of debt in a fair value hedge is LIBOR for the FHLBNY.   When a hedge is terminated before its stated maturity, we compute the fair values of the debt at the hedge termination date, and we amortize the basis on a level yield method to Interest expense.   Carrying values of bonds elected under the FVO include valuation adjustments to recognize changes in fair values.   The discounting basis for computing changes in fair values of bonds elected under the FVO is the observed FHLBank bond yield curve.

Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.

Fair value basis and valuation adjustments — The carrying values of our consolidated obligation bonds included $804.2 million and $979.0 million of fair value hedging basis losses at December 31, 2012 and December 31, 2011, and were consistent with the higher contractual coupons of long- and intermediate-term fixed-rate hedged bonds, compared to FHLBank debt pricing at the two balance sheet dates.   In 2012, we partially terminated a hedge of a long-term bond, which resulted in the recognition of $63.5 million of valuation adjustment, which is being amortized over the contractual maturity of the debt.  Valuation adjustments for bonds elected under the FVO were also exhibiting fair value losses due to declining yields of equivalent maturity consolidated bonds offered in the bond markets.  Most of our existing hedged bonds were fixed-rate, and had been issued in prior years at the then prevailing higher interest rate environment.   In a lower interest rate environment in 2012 and 2011, these fixed-rate bonds exhibited unrealized fair value basis losses.   Fair value basis losses were not significant, relative to their par values, because the terms to maturity of the hedged bonds were, on average, short- and medium-term.   The period-over-period net fair value basis losses of hedged bonds have declined somewhat because the valuation adjustments, in a low interest rate environment, have been relatively less sensitive, and maturing and called short-term and medium-term hedged bonds have been replaced with equivalent term bonds.

Hedge volume — Tables 6.3 - 6.5 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 6.3:               Bonds Hedged under Qualifying Hedges (in thousands)

	Consolidated Obligation Bonds
Par Amount	December 31, 2012	December 31, 2011
Qualifying Hedges (a)
Fixed-rate bullet bonds (b)	$28,587,050	$30,217,830
Fixed-rate callable bonds (c)	3,246,000	1,380,610
	$31,833,050	$31,598,440

(a)         Qualified under hedge accounting rules.  The hedges effectively convert the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR.

(b)         In 2012, the volume of hedges qualifying for hedge accounting declined, in part due to the shorter-term nature of the debt being issued, and in part due to increased usage of discount notes as a funding vehicle.  Maturing bonds were replaced by discount notes.

(c)          Callable bonds designated as eligible for hedge accounting increased as we opted to reduce the election under the FVO for new issuances, and also reduce electing to apply economic hedges, on the basis that hedge accounting provides the lease impact to earnings volatility.

Bonds elected under the FVO — If, at inception of a hedge, we do not believe that the hedge would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO if operationally practical, and record changes to the full fair values of both the derivative and debt through earnings.  The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments so that the debt’s balance sheet carrying values would be its fair value.

The following table summarizes par amounts of bonds under the FVO (in thousands):

Table 6.4:               Bonds under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2012	December 31, 2011
Bonds designated under FVO	$12,728,000	$12,530,000

Bonds designated under the FVO were generally economically hedged by interest rate swaps.  We have elected not to increase the level of consolidated obligation bonds elected under the FVO in order to reduce potential fair value volatility caused by changes in the basis between the consolidated obligation debt yield curve and the swap yield curve.  The swap curve is the basis for valuing the swap in a hedging relationship, while the debt curve is the basis for valuing the debt.  The hedge is classified as an economic hedge.

Economically hedged bonds — We may also decide that the operational cost of designating debt under the FVO (or qualifying fair value hedge accounting) outweighs the accounting benefits.  To mitigate the economic risk, we would then opt to hedge the debt on an economic basis.  In that scenario, the balance sheet carrying value of the debt would not include fair value basis since the debt would then be recorded at amortized cost.

Table 6.5:               Economically Hedged Bonds (in thousands)

	Consolidated Obligation Bonds
Par Amount	December 31, 2012	December 31, 2011
Bonds designated as economically hedged
Floating-rate bonds (a)	$7,345,000	$13,570,000
Fixed-rate bonds (b)	910,000	50,000
	$8,255,000	$13,620,000

(a)         Floating-rate debt — We have allowed the portfolio of floating-rate bonds to decline.  Maturing floaters were replaced by fixed-rate bonds or discount notes.  Floating rate bonds were generally indexed to the Federal funds effective rate and the 1-month LIBOR.   The bonds were economically hedged to 3-month LIBOR by the execution of swap agreements with derivative counterparties that synthetically converted the floating rate debt cash flows to 3-month LIBOR.   The hedge objective was to reduce the basis risk from any asymmetrical changes between 3-month LIBOR and the Federal funds rate, or the 1-month LIBOR.   The swaps were designated as stand-alone derivatives because the operational cost of designating the swaps in a hedge qualifying relationship outweighed the accounting benefits.

(b)         Fixed-rate debt — These primarily represent debt that may have fallen out of effectiveness.  We do not consider this to be significant and the fair values were also not significant.

Consolidated obligation bonds — maturity or next call date (a)

Swapped, callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.6:               Consolidated Obligation Bonds — Maturity or Next Call Date

	December 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$45,720,800	71.63%	$35,799,485	53.97%
Due or callable after one year through two years	8,358,630	13.10	20,516,800	30.93
Due or callable after two years through three years	4,441,280	6.96	3,511,280	5.29
Due or callable after three years through four years	1,010,010	1.58	3,227,190	4.87
Due or callable after four years through five years	1,315,570	2.06	796,735	1.20
Due or callable after five years through six years	617,420	0.97	728,470	1.10
Thereafter	2,361,375	3.70	1,749,335	2.64

Total par value	63,825,085	100.00%	66,329,295	100.00%

Bond premiums	102,225		145,869
Bond discounts	(23,566)		(26,459)
Hedge value basis adjustments	804,174		979,013
Hedge basis adjustments on terminated hedges	63,520		201
Fair value option valuation adjustments and accrued interest	12,883		12,603

Total bonds	$64,784,321		$67,440,522

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

The following table summarizes callable bonds outstanding (in thousands):

Table 6.7:               Outstanding Callable Bonds

	December 31,
	2012 (a)	2011 (a)
Callable	$3,906,000	$2,885,610
Non-Callable	$59,919,085	$63,443,685

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

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.8:               Discount Notes Outstanding

	December 31, 2012	December 31, 2011

Par value	$29,785,543	$22,127,530

Amortized cost	29,776,704	22,121,109
Hedge basis adjustments	—	(1,467)
Fair value option valuation adjustments	3,243	3,683

Total discount notes	$29,779,947	$22,123,325

Weighted average interest rate	0.13%	0.07%

The following table summarizes par amounts of bonds under the FVO (in thousands):

Table 6.9:               Discount Notes under the Fair Value Option (FVO)

Par Amount	December 31, 2012	December 31, 2011
Discount Notes designated under FVO (a)	$1,945,744	$4,917,172

(a)         We hedged discount notes that were elected under the FVO as economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR. We accomplished the strategy by the execution of interest rate swaps to mitigate fair value risk.   In 2012, we opted to reduce the FVO election on new issuances of discount notes.

The following table summarizes hedges of discount notes (in thousands):

Table 6.10:        Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2012	December 31, 2011
Discount notes hedged under qualifying hedge (a)	$1,106,000	$3,308,455
Discount notes economically hedged	$—	$201,520

(a)         Discount note issuances have largely been concentrated at the short-end of their maturities, with a significant percentage issued to mature within 3 months; we have determined that it was not necessary to designate discount notes with short-term maturities in a qualifying fair value hedge.  Discount notes that were economically hedged in 2011 were primarily those that may have fallen out of effectiveness.

Rating Actions With Respect to the FHLBNY

In July 15, 2011, Standard & Poor’s (“S&P”) placed the AAA rating on the FHLBank System’s senior unsecured debt and the AAA long-term ratings on select FHLBanks on CreditWatch with negative implications.  The A-1+ short-term ratings on those entities are not affected.  S&P’s CreditWatch action follows placement of the sovereign credit rating on the U.S. on CreditWatch with negative implications.   The CreditWatch listing on the FHLBank System’s debt reflects the application of S&P’s Government-related enterprises (“GRE”) criteria, under which S&P equalizes the rating on that debt with the sovereign rating because of the almost certain likelihood of government support.  S&P’s CreditWatch listing on the FHLBanks reflects the potential reduction in the implicit support that S&P has historically factored into the issuer credit ratings because of the important role the FHLBanks play as primary liquidity providers to U.S. mortgage and housing-market participants.  Under S&P’s GRE criteria, the issuer credit rating for the FHLBank system banks can be one to three notches above the stand-alone credit profile on any of the member banks.  Thus, a lower U.S. sovereign rating would directly affect the issuer credit ratings on the individual FHLBanks.

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

The senior unsecured debt issues of the Federal Home Loan Bank System and the 12 Federal Home Loan Banks are rated by S&P as AA+ (Long-term rating) with negative outlook.  A rating being placed on negative outlook indicates a substantial likelihood of a risk of further downgrades within two years.

FHLBNY Ratings

Table 6.11:        FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2012	August 15, 2012	AA+/A-1+	Negative/Affirmed	August 15, 2012	Aaa/P-1	Negative/Affirmed

2011	August 8, 2011	AA+/A-1+	Negative/Affirmed	August 2, 2011	Aaa/P-1	Negative/Affirmed
	July 19, 2011	AAA/A-1+		July 13, 2011	Aaa/P-1	Negative Watch/Affirmed
	April 20, 2011	AAA/A-1+	Negative Watch/Affirmed
Negative/Affirmed

2010	July 21, 2010	AAA/A-1+	Affirmed/Affirmed	June 17, 2010	Aaa/P-1	Affirmed/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Amounts outstanding at December 31, 2012 were $127.7 million, compared to $146.2 million at December 31, 2011.  Fluctuations in unpaid interest balance on bonds are due to the timing of accruals outstanding at the balance sheet dates, relative to the semi-annual coupon period.

Other liabilities — Other liabilities comprised of unfunded pension liabilities, pass through reserves held at the FRB on behalf of our members, commitments and miscellaneous payables.  Amount outstanding was $165.7 million and $136.3 million at December 31, 2012 and December 31, 2011.

Stockholders’ Capital, Retained Earnings, and Dividend

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1:               Stockholders’ Capital

	December 31, 2012	December 31, 2011
Capital Stock (a)	$4,797,457	$4,490,601
Unrestricted retained earnings (b)	797,567	722,198
Restricted retained earnings (c)	96,185	24,039
Accumulated Other Comprehensive Income (Loss)	(199,380)	(190,427)

Total Capital	$5,491,829	$5,046,411

(a)         Stockholders’ Capital — Capital stock has increased consistent with the increase in advances borrowed by members.  Since members are generally required to purchase stock as a percentage of advances borrowed from us, an increase in advances will typically result in an increase in capital stock.   In addition, under our present practice, we generally redeem any stock in excess of the amount necessary to support advance activity on a daily basis.   Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings under existing practice.

(b)         Unrestricted retained earnings — Net Income in 2012 was $360.7 million.   Four dividends paid totaled $213.2 million, and $72.1 million was set aside towards Restricted retained earnings, thus preserving $75.4 million towards Unrestricted retained earnings, which has grown to $797.6 million at December 31, 2012, up from $722.2 million at December 31, 2011.

(c)          Restricted retained earnings — Restricted retained earnings was established in the third quarter of 2011, and has grown to $96.2 million at December 31, 2012.   On February 28, 2011, the Federal Home Loan Bank of New York entered into a Joint Capital Enhancement Agreement (the “Agreement”) with the other 11 Federal Home Loan Banks (“FHLBanks”).   The Agreement provides that, upon satisfaction of the FHLBanks’ obligations to make payments related to the Resolution Funding Corporation (“REFCORP”), each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a separate restricted retained earnings account to be established at each FHLBank until the balance of the account equals at least 1% of its average balance of outstanding Consolidated Obligations for the previous quarter.   If the ultimate Restricted retained earnings target was to be calculated at December 31, 2012, it would have amounted to $968.4 million based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter as per provisions under the Capital Agreement.

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

The following table summarizes the components of AOCI (in thousands):

Table 7.2:               Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL”)

	December 31, 2012	December 31, 2011

Accumulated other comprehensive income (loss)
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(63,471)	$(75,849)
Net unrealized gains (losses) on available-for-sale securities (b)	22,506	16,419
Net unrealized (losses) gains on hedging activities (c)	(137,114)	(111,985)
Employee supplemental retirement plans (d)	(21,301)	(19,012)
Total Accumulated other comprehensive income (loss)	$(199,380)	$(190,427)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.   Additional OTTI losses recorded in 2012 were on previously impaired securities.  OTTI did not result in significant non-credit OTTI because the market pricing of the credit impaired PLMBS were generally greater than the carrying values of the OTTI securities and further non-credit write downs were not necessary.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value gains of MBS securities and a grantor trust fund.   The overall pricing of the portfolio has improved at December 31, 2012 compared to December 31, 2011.

(c)          Cash flow hedge losses — Net loss represents unrealized valuation losses on interest rate swaps in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence for periods up to 15 years.   Fair values of the swaps were in unrealized loss positions primarily due to the adverse change in fair values of $1.1 billion of long-term swaps designated as a hedge of discount notes at December 31, 2012.   Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.   Ineffectiveness, if any, was recorded through earnings.   Discount note expense, which re-sets every 91 days, is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.

The AOCI also included $12.3 million due to realized losses from terminated swaps in cash flow hedge strategy associated with hedges of anticipated issuance of debt.  Amounts recorded in AOCL are being reclassified as an interest expense over the terms of the issued debt.  The expense is considered as a yield adjustment to the fixed coupons of the debt.

(d)         Employee supplemental plans — Represent minimum additional actuarially determined pension and post-retirement health benefit liabilities that were not recognized through earnings.  Amounts will be amortized as an expense through earnings over an actuarially determined period.  For more information, see Note 15.  Employee Retirement Plans in the audited financial statements in this Form 10-K.

Dividend - As a cooperative, we seek to maintain a balance between our public policy mission of providing low-cost funds to members and providing our members with adequate returns on their capital invested in our stock.  We also balance our mission with a goal to strengthen our financial position through an increase in the level of retained

earnings.   Our dividend policy takes both factors into consideration - the need to enhance retained earnings and the need to provide low-cost advances, while reasonably compensating members for the use of their capital.   By Finance Agency regulation, dividends may be paid out of current earnings or previously retained earnings.   We may be restricted from paying dividends if we do not comply with any of its minimum capital requirements or if payment would cause us to fail to meet any of its minimum capital requirements, including our Retained earnings target as established by the Board of Directors of the FHLBNY.   In addition, we may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or if we fail to satisfy certain liquidity requirements under applicable Finance Agency regulations.   None of these restrictions applied for any period presented in this Form 10-K.

The following table summarizes dividends paid and payout ratios (on all Class B stocks held by members; excludes captal stock held by non-members):

Table 7.3:               Dividends Paid and Payout Ratios

	December 31, 2012	December 31, 2011
Cash dividends paid per share	$4.63	$4.70
Dividends paid (a), (c)	$213,219	$210,340
Pay-out ratio (b)	59.11%	86.03%

(a)         In thousands.

(b)         Dividend paid during the year divided by net income for the year.

(c)          Excludes dividend paid to non-member; for accounting purposes, such dividends are recorded as interest expense.

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

The following table summarizes the principal derivatives hedging strategies outstanding as of December 31, 2012 and December 31, 2011:

Table 8.1:               Derivative Hedging Strategies - Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$25	$30
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$146	$81
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$—	$325
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$15,605	$17,439
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,098	$2,507
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$27,308	$30,227
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8

Table 8.2:               Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$285	$50
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$625	$—
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$3,246	$1,381
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$28,587	$30,218
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$—	$202
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate.	Fair Value Hedge	$—	$2,405
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,106	$903
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$7,345	$11,720
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$—	$1,850
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$—	$1,430
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$12,728	$11,100
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$1,946	$4,917

Table 8.3:               Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2012 Notional Amount (in millions)	December 31, 2011 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892

Intermediary positions-interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$530	$550

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 8.4:               Derivatives Financial Instruments by Product

	December 31, 2012		December 31, 2011
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$45,011,484	$(3,610,238)	$50,498,321	$(3,880,147)
Consolidated obligations-fair value hedges	31,833,050	803,389	34,003,896	965,380
Cash Flow-anticipated transactions	1,106,000	(124,779)	903,000	(97,588)
Derivatives not designated as hedging instruments (b)
Advances hedges	179,013	(788)	119,329	(4,160)
Consolidated obligations hedges	8,255,000	3,526	13,821,520	(20,264)
Mortgage delivery commitments	25,217	(32)	31,242	270
Balance sheet	1,892,000	4,221	1,892,000	14,927
Intermediary positions hedges	530,000	325	550,000	483
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	12,728,000	10,130	12,530,000	(7,078)
Interest rate swaps-consolidated obligations-discount notes	1,945,744	1,674	4,917,172	(568)

Total notional and fair value	$103,505,508	$(2,912,572)	$119,266,480	$(3,028,745)

Total derivatives, excluding accrued interest		$(2,912,572)		$(3,028,745)
Cash collateral pledged to counterparties		2,546,568		2,638,843
Cash collateral received from counterparties		(7,700)		(40,900)
Accrued interest		(11,190)		(30,233)

Net derivative balance		$(384,894)		$(461,035)

Net derivative asset balance (d)		$41,894		$25,131
Net derivative liability balance		(426,788)		(486,166)

Net derivative balance		$(384,894)		$(461,035)

(a) Qualifying under hedge accounting rules.

(b) Not qualifying under hedge accounting rules but used as an economic hedge (“standalone”).

(c) Economic hedge of debt designated under the FVO.

(d) At December 31, 2012, Net derivative asset balance included $24.1 million of excess cash collateral posted by the FHLBNY.

The categories of “Fair value,” “Commitment,” and “Cash flow” hedges represented derivative transactions accounted for as hedges.   The category of “Economic” hedges represented derivative transactions under hedge strategies that did not qualify for hedge accounting treatment but were an approved risk management strategy.

Derivative Credit Risk Exposure and Concentration

In addition to market risk, we are subject to credit risk in derivative transactions because of the potential for non-performance by the counterparties, which could result in the FHLBNY having to acquire a replacement derivative from a different counterparty at a cost.   We are also subject to operational risks in the execution and servicing of derivative transactions.   The degree of counterparty credit risk may depend on, among other factors, the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk.   See Table 8.5 for summarized information.  Summarized below are our risk evaluation and measurement processes:

Risk measurement - We estimate exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a gain position, net of collateral pledged by the counterparty.  All derivative contracts with non-members are also subject to master netting agreements or other right of offset arrangements.

Exposure - In determining credit risk, we consider accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty.  We attempt to mitigate exposure by requiring derivative counterparties to pledge cash collateral if the amount of exposure is above the collateral threshold agreements.

Derivative counterparty ratings - Our credit exposures (derivatives in a net gain position) were to counterparties rated Single A or better, and to member institutions on whose behalf we acted as an intermediary.   The exposures were collateralized under standard advance collateral agreements with our members.   Acting as an intermediary, we had also purchased equivalent notional amounts of derivatives from unrelated derivative counterparties.

Risk mitigation - We attempt to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade credit ratings.   Annually, our management and Board of Directors review and approve all non-member derivative counterparties.   We monitor counterparties on an ongoing basis for significant business events, including ratings actions taken by Nationally Recognized Statistical Rating Organizations.   All approved derivatives counterparties must enter into a master ISDA agreement with our bank and, in addition, execute the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds.

Derivatives Counterparty Credit Ratings

The following table summarizes our derivative counterparty credit rating and their notional and fair value exposure (in thousands, except number of counterparties):

Table 8.5:               Derivatives Counterparty Notional Balance by Credit Ratings

	December 31, 2012
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (a) & (c)	Held (b)	Exposure

AA	4	$10,218,677	$—	$—	$—	$—
A	12	79,689,143	42,226	34,526	—	34,526
BBB	2	13,307,471	—	—	—	—
Members (a) & (b)	2	265,000	7,368	7,368	7,368	—
Delivery Commitments	—	25,217	—	—	—	—

	20	$103,505,508	$49,594	$41,894	$7,368	$34,526

	December 31, 2011
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (a) & (c)	Held (b)	Exposure

AA	6	$20,125,098	$13,407	$13,407	$—	$13,407
A	11	97,184,740	43,292	2,392	—	2,392
BBB	1	1,650,400	—	—	—	—
Members (a) & (b)	2	275,000	9,062	9,062	9,062	—
Delivery Commitments	—	31,242	270	270	270	—

	20	$119,266,480	$66,031	$25,131	$9,332	$15,799

(a)         Net credit exposure of $41.9 million at December 31, 2012 comprised of: (1) Derivatives in unrealized fair value gains of $10.4 million, representing the estimated cost of replacing derivatives if counterparties defaulted.  (2) $7.4 million in potential exposures if members defaulted at December 31, 2012, before considering collateralization provisions that apply to all members.  See Note b below.  The FHLBNY acts as an intermediary when we are requested by a member to execute derivative contracts on its behalf. (3) $24.1 million in cash, which was posted to a counterparty in excess of the amount that was required, and that was also considered as a potential exposure.  Cash collateral posted by the Bank is typically netted against the counterparty exposure, unless it is in excess of the counterparty’s exposure.

(b)         Members are required to pledge collateral to secure our exposure to the derivatives sold to members.  As a result of the collateral agreements with our members, we believe that our maximum credit exposure due to the intermediated transactions was $0 at December 31, 2012 and December 31, 2011.

(c)          As reported in the Statements of Condition.   The table above does not report fair values of counterparties in a net liability position, as only derivatives in a fair value gain position represent the FHLBNY’s credit exposures.

Many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.   Other CSA agreements would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.   In the event of a split rating, the lower rating will apply.   On August 8, 2011, S&P downgraded the credit rating of the FHLBank long-term debt from AAA to AA+/Negative and lowered one notch the credit ratings of those FHLBanks rated AAA (including the Federal Home Loan Bank of New York) to AA+/Negative.   On August 2, 2011, Moody’s affirmed the AAA status of the FHLBank’s long-term debt and the AAA credit rating of the FHLBNY.

On the assumption we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $73.2 million at December 31, 2012.   Additional collateral postings upon an assumed downgrade were estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and the exposures as of December 31, 2012.   The aggregate fair value of our derivative instruments that were in a net liability position at December 31, 2012 was approximately $426.8 million.

Derivative Counterparty Country Concentration Risk

The following table summarizes derivative notional exposures by significant counterparty by country of incorporation.  The table also summarizes the FHLBNY’s exposure (i.e. when derivative contracts are in a gain position) (dollars in thousands):

Table 8.6:               FHLBNY Exposure Concentration (a)

		December 31, 2012
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparty	Switzerland	$8,870,698	8.57%	$24,127	57.59%
Counterparty	France	8,814,631	8.52	4,201	10.03
Counterparty	U.S.A.	6,791,620	6.56	6,198	14.79
Members and Delivery Commitments		290,217	0.28	7,368	17.59

Total Credit Exposure		24,767,166	23.93	$41,894	100.00%

Counterparties (Liability position)
Counterparty	Germany	14,143,314	13.66
Counterparty	U.S.A.	12,529,188	12.10
Counterparty	U.S.A.	12,007,071	11.60

Counterparties below 10% aggregate by country
	U.S.A.	23,873,304	23.07
	United Kingdom	11,711,684	11.32
	Switzerland	4,097,781	3.96
	Canada	361,000	0.35
	France	15,000	0.01
		78,738,342	76.07

		$103,505,508	100.00%

		December 31, 2011
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparty	U.S.A.	$7,780,245	6.52%	$2,392	9.52%
Counterparty	U.S.A.	3,041,156	2.55	13,407	53.35
Members and Delivery Commitments		306,242	0.26	9,332	37.13

Total Credit Exposure		11,127,643	9.33	$25,131	100.00%

Counterparties (Liability position)
Counterparty	Germany	20,474,146	17.17
Counterparty	Switzerland	14,148,654	11.86
Counterparty	U.S.A.	13,345,921	11.19

Counterparties below 10% aggregate by country
	U.S.A.	31,115,082	26.09
	United Kingdom	13,201,334	11.07
	Switzerland	5,668,694	4.75
	France	9,477,756	7.95
	Canada	707,250	0.59
		108,138,837	90.67

		$119,266,480	100.00%

(a)         Notional concentration —We measure concentration by fair value exposure and not by notional.  At December 31, 2012, concentration as measured by fair values in a gain position was with three counterparties.   Derivative contracts with remaining counterparties were in a liability position, and the FHLBNY’s exposure with such contracts would be measured by the FHLBNY’s inability to replace the contracts at a value that was equal to or greater than the cash posted to the defaulting counterparty.

(b)         Country of incorporation is based on domicile of the ultimate parent company.

(c)          Total notional for all counterparties.   Fair values are reported only when the FHLBNY has an exposure.   Fair values in a liability position represent our exposure to counterparties, and this information is not reported in the above tables.

Table 8.7:               Notional and Fair Value by Contractual Maturity (in thousands):

	December 31, 2012		December 31, 2011
	Notional	Fair Value	Notional	Fair Value

Maturity in one year or less	$46,503,770	$66,329	$46,998,539	$(52,122)
Maturity after one year to three years or less	22,957,351	(247,655)	34,482,949	(86,236)
Maturity after three years to five years or less	19,184,088	(2,104,432)	19,740,911	(1,453,810)
Maturity after five years and thereafter	14,835,082	(626,782)	18,012,839	(1,436,847)
Delivery Commitments	25,217	(32)	31,242	270
	$103,505,508	$(2,912,572)	$119,266,480	$(3,028,745)

Accounting for Derivatives - Hedge Effectiveness

Adoption of OIS — Beginning with the valuation at December 31, 2012, we have adopted the OIS discounting methodology for valuing our derivatives.  Previously, cash flows from derivatives were discounted by the LIBOR yield curve.  Under the OIS method, the cash flows from derivatives are discounted by the overnight federal funds curve.  The adoption was consistent with our determination that the majority of the FHLBNY’s swap dealers had adopted the OIS methodology to price derivatives at December 31, 2012.  By pricing derivatives on our balance sheet at the OIS values, the fair values of our derivatives would more closely reflect exit valuations.  Adoption resulted in an insignificant impact on our financial statements and results of operations.  For more information, see Note 17. Fair Values of Financial Instruments in the audited financial statements in this Form 10-K.

Hedge accounting and assessment of effectiveness — An entity that elects to apply hedge accounting is required, at the inception of the hedge, to establish the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective portion of the hedge.  Those methods must be consistent with the entity’s approach to managing risk.  At inception and during the life of the hedging relationship, management must demonstrate that the hedge is expected to be highly effective in offsetting changes in the hedged item’s fair value or the variability in cash flows attributable to the hedged risk.

Effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item relating to the risk being hedged.  Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an ongoing basis.  Any ineffective portions are to be recognized in earnings immediately, regardless of the type of hedge.  An assessment of effectiveness is required whenever financial statements or earnings are reported, and at least once every three months.  We assess hedge effectiveness in the following manner:

•                  Inception prospective assessment.  Upon designation of the hedging relationship and on an ongoing basis, we are required to demonstrate that we expect the hedging relationship to be highly effective.  This is a forward-looking consideration.  The prospective assessment at designation uses sensitivity analysis employing an option-adjusted valuation model to generate changes in market value of the hedged item and the swap.  These projected market values are run under instantaneous parallel rate shocks, and the hedge is expected to be highly effective if the change in fair value of the swap divided by the change in the fair value of the hedged item is within the 80%-125% dollar value offset boundaries.  See note below summarizing statistical regression methodology (a).

•                  Retrospective assessment.  At least quarterly, we determine whether the hedging relationship was highly effective in offsetting changes in fair value or cash flows through the date of the periodic assessment.  This is an evaluation of the past experience. The retrospective test utilizes multiple regression and statistical validation (a) parameters to determine that the hedging relation was highly effective.

•                  Ongoing prospective assessment.  For purposes of assessing effectiveness on an ongoing basis, we utilize the regression results from our retrospective assessment as a means of demonstrating that we expect all “long-haul” hedge relationships to be highly effective in future periods (i.e. we will use the regression for both ongoing prospective and retrospective assessment).

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

Measurement of hedge ineffectiveness — We calculate the fair values of our derivatives and associated hedged items using discounted cash flows and other adjustments to incorporate volatilities of future interest rates and options, if embedded in the derivative or the hedged item.  For each financial statement reporting period, we measure the changes in the fair values of all derivatives, and changes in fair value of the hedged items attributable to the risk being hedged (unless we assumed that the hedges presented no ineffectiveness and the short-cut method was applied) and we report changes through current earnings.  For hedged items eligible for the short-cut method, we treat the change in fair value of the derivative as equal to the change in the fair value of the hedged item attributable to the change in the benchmark interest rate.  To the extent the change in the fair value of the derivative is not equal to the change in the fair value of the hedged item when not using the short-cut method, the resulting difference represents hedge ineffectiveness, and is reported through current earnings.

Discontinuation of hedge accounting — If a derivative no longer qualifies as a fair value or a cash flow hedge, we discontinue hedge accounting prospectively, report the derivative in the Statement of Condition at its fair value and record fair value gains and losses in earnings until the derivative matures.  If we were to discontinue a cash flow hedge, previously deferred gains and losses in AOCI would be recognized in current earnings at the time the hedged transaction affects earnings.  For discontinued fair value hedges, we no longer adjust the carrying value (basis) of the hedged item, typically an advance or a bond, for changes in their fair values.  We then amortize previous fair value adjustments to the basis of the hedged item over the life of the hedged item (for callable as well as non-callable previously hedged advances and bonds).

Embedded derivatives — Before a trade is executed, our procedures require the identification and evaluation of any embedded derivatives under accounting standards for derivatives and hedging.  This evaluation will consider if the economic characteristics and the risks of the embedded derivative instrument are not clearly and closely related to the economic characteristic and risks of the host contract.  At December 31, 2012, 2011 and 2010, we had no embedded derivatives that were required to be separated from the “host” contract because their economic or risk characteristics were not clearly and closely related to the economic characteristics and risks of the host contract.

Aggregation of similar items — We have insignificant amounts of similar advances that were hedged in aggregate as a portfolio.  For such hedges, we perform a similar asset test for homogeneity to ensure the hedged advances share the risk exposure for which they are designated as being hedged.  Other than a very limited number of portfolio hedges, our other hedged items and derivatives are hedged as separately identifiable instruments.

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

Table 9.1:               Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2012	$1,979	$61,032	$59,053
September 30, 2012	1,762	62,822	61,060
June 30, 2012	2,216	51,562	49,346
March 31, 2012	3,107	50,840	47,733
December 31, 2011	2,223	49,402	47,179
September 30, 2011	2,334	48,689	46,355
June 30, 2011	2,276	46,994	44,718
March 31, 2011	2,404	44,982	42,578

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2:               Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2012	$6,077	$23,434	$17,357
September 30, 2012	3,480	25,165	21,685
June 30, 2012	5,006	24,988	19,982
March 31, 2012	9,152	22,440	13,288
December 31, 2011	5,888	21,205	15,317
September 30, 2011	4,513	20,050	15,537
June 30, 2011	2,867	18,516	15,649
March 31, 2011	2,352	17,796	15,444

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

The following table summarizes excess contingency liquidity (in millions):

Table 9.3:    Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2012	$1,753	$23,412	$21,659
September 30, 2012	2,450	24,957	22,507
June 30, 2012	2,540	24,806	22,266
March 31, 2012	2,642	22,316	19,674
December 31, 2011	1,397	21,086	19,689
September 30, 2011	2,481	19,781	17,300
June 30, 2011	2,880	18,245	15,365
March 31, 2011	3,024	17,586	14,562

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

Cash flows

Cash and due from banks was $7.6 billion at December 31, 2012, compared to $10.9 billion at December 31, 2011.  Large cash balances were at the Federal Reserve Bank (“FRB”) at year-end, and throughout the year, to avoid potential credit issues that may arise if invested in unsecured overnight deposits at other financial institutions.  Generally, we maintain funds at the FRB for liquidity purposes for our members.

The following discussion highlights the major activities and transactions that affected our cash flows.  See Table 4.15 for a fuller understanding of cash held at the FRB.  Also see Statements of Cash Flows in the audited financial statements in this Form 10-K.

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

Net cash provided by operating activities was $679.0 million in 2012, compared to $701.9 million in 2011, and $760.3 million in 2010.  Net cash generated from operating activities was higher than Net income largely as a result of adjustments for noncash items such as the amounts set aside from Net income for the Affordable Housing Program, provisions for mortgage credit losses, depreciation and amortization, net changes in accrued interest receivable, and by derivative financing elements, which are associated with cash flows with off-market terms.

For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps had been executed, which at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.   We view these swaps to contain “financing elements”, as defined under hedge accounting rules.   The amounts re-classified within the Statements of Cash Flows from Operating expenses to Financing activities were $285.6 million in 2012, $374.6 million in 2011 and $440.0 million in 2010, and represented interest payments to certain swap counterparties for the off-market swaps.

Cash flows from investing activities - Our investing activities predominantly were the advances originated to be held for portfolio, the MBS investment portfolios and other short-term interest-earning assets.   In 2012, investing activities were a net user of cash of $8.9 billion.   This resulted primarily from net increases in advances borrowed by members, increase in investment securities purchased and overnight investments in Federal funds.   In 2011 and 2010, investing activities were lower, primarily due to decline in advances made to members, and, as a result investing activities was a net provider of $12.4 billion and $12.9 billion in 2011 and 2010.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 9.4:               Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Outstanding at end of the period (a)	$29,779,948	$22,123,325	$15,600,000	$15,125,000
Weighted-average rate at end of the period	0.13%	0.07%	0.19%	0.16%
Average outstanding for the period (a)	$26,112,900	$21,442,303	$15,337,500 (b)	$14,456,667 (b)
Weighted-average rate for the period	0.11%	0.08%	0.20%	0.23%
Highest outstanding at any month-end (a)	$33,717,806	$27,015,724	$17,675,000	$17,725,000

(a)         Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b)         The amount represents the monthly average par value outstanding balance for the year ended December 31, 2012 and 2011.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements, Guarantees, and Other Commitments — In accordance with regulations governing the operations of the FHLBanks, each FHLBank, including the FHLBNY, is jointly and severally liable for the FHLBank System’s consolidated obligations issued under Section 11(a) of the FHLBank Act, and in accordance with the FHLBank Act, each FHLBank, including the FHLBNY, is jointly and severally liable for consolidated obligations issued under Section 11(c) of the FHLBank Act.  The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor.

The FHLBNY’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks.  The FHLBNY has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations.  The valuation of this contingent liability is therefore not recorded on the balance sheet of the FHLBNY.  The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $0.7 trillion at December 31, 2012, and 2011. The par value of the FHLBNY’s participation in consolidated obligations was $93.6 billion at December 31, 2012, and $88.5 billion at December 31, 2011.  At December 31, 2012, the FHLBNY had committed to the issuance of $1.1 billion in consolidated obligations.  For additional information on the FHLBNY’s joint and several liability, see Note 18. Commitments and Contingencies in the audited financial statements in this Form 10-K.  In addition, in the ordinary course of business, the FHLBNY engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the FHLBNY’s balance sheet or may be recorded on the FHLBNY’s balance sheet in amounts that are different from the full contract or notional amount of the transactions.  For example, the Bank routinely enters into commitments to purchase MPF loans from PFIs, and to issues standby letters of credit.  These commitments may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon.  For additional information on the FHLBNY’s off-balance sheet arrangements, see Note 18. Commitments and Contingencies in the audited financial statements in this Form 10-K.

Contractual Obligations — In the ordinary course of operations, the Bank enters into certain contractual obligations. Such obligations primarily consist of consolidated obligations for which the Bank is the primary obligor.

The following table summarizes the Bank’s significant contractual obligations as of December 31, 2012, except for obligations associated with short-term discount notes.  Additional information with respect to the Bank’s consolidated obligations, see Note 10. Consolidated Obligations in the audited financial statements in this Form 10-K. Also, see Note 15. Employee Retirement Plans for more information of the FHLBNY’s pension and retirement expenses and commitments.  The FHLBNY enters into derivative financial instruments, which create contractual obligations, as part of the Bank’s interest rate risk management.  See Note 16. Derivatives and Hedging Activities for additional information regarding derivative financial instruments.

Table 9.5:               Contractual Obligations

	December 31, 2012
	Contractual Obligations by Year
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
In thousands	One Year	to Three Years	to Five Years	Five Years	Total

Long-term debt obligations - principal	$42,284,800	$13,749,910	$2,630,580	$5,159,795	$63,825,085
Long-term debt obligations - interest payments (a)	302,155	211,068	64,250	131,255	708,728
Operating lease obligations	3,224	6,448	5,669	739	16,080
Other liabilities (b)	107,835	4,235	4,727	48,858	165,655

Total	$42,698,014	$13,971,661	$2,705,226	$5,340,647	$64,715,548

(a).      Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on the FHLBNY’s outstanding long-term debt as of December 31, 2012 to the contractual payment obligations on long-term debt for each of the periods disclosed in the table.  At December 31, 2012, the FHLBNY’s overall weighted average contractual interest rate for long-term debt was 1.11%.

(b).      Includes accounts payable and accrued expenses, Pass-through reserves at the FRB on behalf of certain members of the FHLBNY recorded in Other liabilities on the Statement of Condition.  Also includes projected payment obligations for the Postretirement Health Benefit Plan and Benefit Equalization Plan.  For more information about these employee retirement plans, see Note 15.  Employee Retirement Plans in the audited financial statements in this Form 10-K.

Leverage Limits, Unpledged Asset Requirements, and MBS Limits

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

Table 9.6:               Unpledged Assets

	December 31,
	2012	2011
Consolidated Obligations:
Bonds	$64,784,321	$67,440,522
Discount Notes	29,779,947	22,123,325

Total consolidated obligations	94,564,268	89,563,847

Unpledged assets
Cash	7,553,188	10,877,790
Less: Member pass-through reserves at the FRB	(85,079)	(69,555)
Secured Advances	75,888,001	70,863,777
Investments (a)	17,458,688	14,236,633
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,842,816	1,408,460
Accrued interest receivable on advances and investments	179,044	223,848
Less: Pledged Assets	(2,812)	(2,003)

Total unpledged assets	102,833,846	97,538,950
Excess unpledged assets	$8,269,578	$7,975,103

(a)         The Bank pledged $2.8 million and $2.0 million at December 31, 2012 and 2011 to the FDIC.  See Note 5. Held-to-Maturity Securities.

Purchases of MBS.  Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300% of capital.  We were in compliance with the regulation at all times.

Table 9.7:               FHFA MBS Limits

	December 31,
	2012		2011
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	222%	300%	240%	300%

Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems or human factors, or from external events.   Operational risk is inherent in our business activities and, as with other risk types, is managed through an overall framework designed to balance strong management oversight with well-defined independent risk management.   This framework includes: policies and procedures for managing operational risks; recognized ownership of the risk by the business; a compliance group that evaluates compliance with board and regulatory policies, including the evaluation and reporting of operational risk incidents, and an internal audit function, which regularly reports directly to the Audit Committee of the Bank’s Board of Directors regarding compliance with policies and procedures, including those related to managing operational risks.

Information Security and Business Continuity.  The Bank has an Information Security Department that is responsible for the policy, procedures, reviews, education and management of the information security program.   The Bank also has a Records and Continuity Department that is responsible for the overall Business Continuity Program which includes training, testing, coordination and continual updates. Information security and the protection of confidential customer data, and business continuity are priorities for the FHLBNY, and we have implemented processes that will help secure confidential data and continuity of operations.    The information security program is reviewed and enhanced periodically to address emerging threats to data integrity and cyber attacks.   The business continuity program includes annual testing of our capabilities. Results of business continuity testing and information security are routinely presented to senior management of the FHLBNY and its Board of Directors.

The FHLBNY’s Information Technology group maintains and regularly reviews controls to ensure that technology assets are well managed and secure from unauthorized access and in accordance with approved policies and procedures.

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2012, 2011 and 2010.   For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 in the audited financial statements in this Form 10-K.

Net Income

Interest income from advances is the principal source of revenue.   The primary expense is interest paid on consolidated obligations debt.  Other expenses are Compensation and benefits and Operating expense, and Assessments on Net income.   Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges from debt repurchases, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 10.1:        Principal Components of Net Income

	Years ended December 31,
	2012	2011	2010

Total interest income	$903,544	$953,342	$1,080,382
Total interest expense	436,676	444,579	622,824
Net interest income before provision for credit losses	466,868	508,763	457,558
Provision for credit losses on mortgage loans	1,011	3,153	1,409
Net interest income after provision for credit losses	465,857	505,610	456,149
Total other income (loss)	31,335	(80,680)	14,767
Total other expenses	96,172	122,307	95,415
Income before assessments	401,020	302,623	375,501
Total assessments	40,286	58,137	99,976
Net income	$360,734	$244,486	$275,525

Net Income — 2012 Net income benefited from continued low cost of funding, lower Compensation and benefit expenses, lower debt retirement costs, and incurred no REFCORP expense, an 18% assessment charged to the prior year’s Net Income for the first six months, and to the full year 2010 Net Income.  REFCORP assessment obligation was satisfied in June 2011, and funds previously paid to REFCORP are being set aside as Restricted Retained earnings, which will further strengthen our balance sheet and the FHLBank system.  2012 Net interest income was lower, compared to 2011, due to lower asset yields, tighter funding spreads, and lower prepayment fees.  Fair value gains from derivatives and hedging activities were higher in 2012 than in the previous two years, and as these gains are primarily unrealized, we expect the gains to reverse over the term to maturities of the hedges.  Debt buy-back activity was modest in 2012, and expense charged to earnings was $24.1 million in 2012, compared to $86.5 million in 2011, and $2.1 million in 2010.  Typically, debt buy-back is executed to adjust balance sheet funding patterns following prepayments of advances.  In 2012, advance prepayment activity was modest.  OTTI charges were $2.1 million in 2012, compared to $5.6 million in 2011, and $8.3 million in 2010, and we believe credit trends are continuing to improve for our investments in private-label MBS (“PLMBS”). 2012 Operating expenses were well below 2011 Operating expenses, and at the same level as in 2010.  In 2012, we benefited from a pension relief measure under a bill enacted by Congress.  The relief also referred to as MAP 21, reduced our defined benefit pension cost to $1.7 million in 2012.  In contrast, we expensed $30.3 million in 2011 and $10.7 million in 2010.

Net interest income — 2012 Net interest income declined, relative to 2011, in part due to tighter funding spreads, and in part due to declining yields from our investments in MBS.  Net interest income includes prepayment fees resulting from member initiated prepayments of advances, which were lower in 2012, and fee income generated was $16.6 million, compared to $109.2 million in 2011, and $13.1 million in 2010.

Funding spreads were tighter due to further decline in the 3-month LIBOR.  A significant amount of our fixed-rate debt is swapped to floating-rate sub-LIBOR spreads, and as LIBOR declines, as it did in 2012 that spread narrowed on a swapped out basis, causing increase in funding cost.  Also, with the easing of the European credit crises in 2012, our debt may have returned to pre-crises pricing.  The impact of “flight to quality” had effectively driven down our cost of debt in 2011 and 2010, during the peak of the credit crises.

Higher-yielding MBS have been paying down, and floating-rate MBS yielded lower coupons in parallel with the declining interest rate environment.

The average balance sheet increased to $102.2 billion in 2012, up from $99.7 billion in 2011 (but down from $107.6 billion in 2010).  Average balance sheet is representative of transaction volume, and higher transaction volume in 2012 yielded greater earnings, relative to 2011.  Our capital, retained earnings and non-interest-costing liabilities provided funds that were potentially invested in short-term money-market funds, which yielded better returns in 2012, compared to 2011.  In 2011, the average shareholders’ equity was a little lower than in 2010, and earned lower returns due to lower prevailing money market rates in 2011 relative to 2010.  See Table 10.10 Rate and Volume Analysis for an understanding of the impact of volume and rate changes on Net interest earned.

Debt buy-back charges — In 2012, debt buy-back activity was modest, compared to 2011.  Expense charged to earnings was $24.1 million in 2012, compared to $86.5 million in 2011, and $2.1 million in 2010.  Charges

represented cash payments in excess of carrying value of debt.   Typically, debt buy-back is executed to re-align balance sheet liabilities following member initiated advance prepayments.   When high-costing debt is bought back, a premium is generally paid because market yields are lower than the debt that is extinguished, resulting in a charge to income.  Also, see Table 6.2 Transferred and Retired Debt.

Derivative and hedging gains — In 2012, derivative and hedging gains were $47.3 million, compared to $16.7 million and $25.0 million in 2011 and 2010.  Gains represented the income effects of hedging activities in (1) a qualifying hedge (fair value effects of derivatives, net of the fair value effects of hedged items), and (2) fair value gains and losses on derivatives in an economic hedge that were not designated under hedge accounting rules (fair value changes of derivatives without the offsetting fair value changes of the hedged items).   For more information, see Components of Hedging Gains and Losses in Note 16. Derivatives and Hedging Activities in the audited financial statements in this Form 10-K.  Also, see Table 10.12 Earnings Impact of Derivatives and Hedging Activities.

Instruments held at fair value — Consolidated obligation debt elected under the FVO reported fair value losses of $0.1 million in 2012, compared to losses of $10.5 million and $3.3 million in 2011 and 2010.  Fair values have declined as the debt instruments were nearing their maturities.  Election to account for new debt under the FVO has been selective in 2012.  Fair value gains and losses are typically unrealized and will reverse over time if the instruments are held to their maturity.  In the fourth quarter of 2012, we also elected the FVO for a floating-rate advance and a gain of $0.4 million was recognized.  Instruments elected under the FVO are marked to their fair values at each reporting date, and the Income statement impact is inverse to observed changes in market yields of similar instruments.  For more information, see Fair Value Option Disclosures in Note 17.  Fair Values of Financial Instruments in the audited financial statements in this Form 10-K.

Analysis of Allowance for Credit Losses

•                  Mortgage loans held-for-portfolio — We evaluate impaired conventional mortgage loans at least quarterly on an individual loan-by-loan basis and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans.   FHA/VA (Insured mortgage loans) guaranteed loans are evaluated collectively for impairment, and no allowance was deemed necessary.   Based on the analysis performed on impaired conventional loans, a provision of $1.0 million was recorded in 2012, compared to $3.2 million and $1.4 million in 2011 and 2010.  Increase in the provision in 2011 was due to increase in haircut values of collateral for evaluating impaired loans.   Collateral values have since stabilized in 2012.   Charge-offs were $1.7 million, $2.6 million, and $0.2 million in 2012, 2011, and 2010, and we do not consider the charge-offs to be significant from a credit quality perspective.  Cumulatively, the allowance for credit losses recorded in the Statements of Condition was $7.0 million at December 31, 2012, compared to $6.8 million at December 31, 2011.

Beginning with the fourth quarter of 2012, we consider any loan that has been discharged from bankruptcy as a TDR.  Accounting standards view that the borrower has received a concession from a lender allowing the borrower to emerge from bankruptcy.  TDR loans discharged from bankruptcy are considered for impairment if past due 90 days or more, which amounted to $0.6 million at December 31, 2012.  The allowance for credit loss was $0.2 million.

Loans currently in bankruptcy were deemed impaired at December 31, 2012, regardless of delinquency status.  Previously, loans in bankruptcy would be considered impaired if the loan was delinquent for 90 days or more.  The incremental allowance associated with the inclusion of all loans in bankruptcy resulted in $0.5 million in additional allowance for credit losses, which we concluded was not significant to the results of operations or financial position at December 31, 2012.

For more information, see Note 8. Mortgage Loans Held-for-Portfolio in the audited financial statement in this Form 10-K.

•                  Advances — Our credit risk from advances in all periods in this report was concentrated in commercial banks, savings institutions and insurance companies.   All advances are fully collateralized during their entire term.   In addition, borrowing members pledge their stock in the FHLBNY as additional collateral for advances.   We have not experienced any losses on credit extended to any member since the FHLBNY’s inception.   Based on the collateral held as security and prior repayment history, no allowance for losses is currently deemed necessary.

Operating expenses, Compensation and benefits, and allocated expenses paid to the Office of Finance and the Finance Agency — Operating expenses include occupancy costs, computer service agreements, professional and legal fees, and depreciation and amortization.  Compensation and benefits expenses in 2012 were the lowest in the last three years.  The government relief provisions for pension expenses, in the form of MAP-21 lowered the pension expense for our Defined Benefit Plan in 2012.  In 2011, the expense included a contribution of $24.0 million for the Defined Benefit Plan to eliminate a funding shortfall.  For more information about the MAP 21 relief, see Note 15. Employee Retirement Plans in the audited financial statements in this Form 10-K.

REFCORP assessments — The REFCORP assessment obligation was satisfied in June 2011, and no further payments were necessary.   Assessments paid in the first six months of 2011 were $30.7 million.  In 2010, payments of $68.9 million were made.  For more information about the satisfaction of REFCORP and the provisions to set aside funds towards Restricted Retained earnings after the satisfaction of the REFCORP assessments, see Table 7.1 Stockholders’ Capital and notes thereto in this Form 10-K.

Affordable Housing Program (“AHP”) assessments — AHP set aside from income totaled $40.3 million in 2012, compared to $27.4 million and $31.1 million in 2011 and 2010.  Assessments are calculated as a percentage of Net income, and the increase was due to an increase in Net income.   For more information about AHP assessments, see Affordable Housing Program and Other Mission Related Programs in Item 1. Business, in this Form 10-K.

2011 Net Income compared to 2010

2011 Net income was lower than 2010.  In 2011, we took two significant charges — $86.5 million due to early retirement of high-costing debt, and $24.0 million cash contribution made to our Defined benefit pension plan to improve the plan’s funded status.  Net interest income was $508.8 million in 2011, compared to $457.6 million in 2010, benefitting from $109.2 million in prepayment fees on advances due to significant member driven prepayments in 2011.  The comparable prepayment fee earned in 2010 was $13.1 million.  Absent the favorable impact of prepayment fees, 2011 Interest income was lower than in 2010.  Lower average advance balances, due to lower transaction volume, was one factor.  Investments in floating-rate mortgage-backed securities earned lower yields.  As high-yielding fixed-rate MBS and intermediate-term advances continue to pay down or mature, they have been replaced by lower yielding assets due to the low interest rate environment, and this tended to lower the overall yield on total assets.

Derivative hedging gains contributed $16.7 million in 2011 compared to $25.0 million in 2010.  Consolidated obligation debt accounted for under the Fair Value Option reported fair value losses of $10.5 million in 2011 compared with losses of $3.3 million in 2010, and losses were primarily attributable to the strong credit quality of FHLBank debt that drove market yields lower and fair values of balance sheet debt higher.

OTTI charges were $5.6 million in 2011, compared to $8.3 million in 2010.

The satisfaction of the REFCORP assessment in June 2011 benefited 2011 Net income for the last six months of 2011.

Interest income

Interest income from advances and investments in mortgage-backed securities are our principal sources of income. Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year periods from the prior year periods.  The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.2:        Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Variance	Variance
	2012	2011	2010	2012	2011
Interest Income
Advances (a)	$524,233	$570,966	$616,575	(8.18)%	(7.40)%
Interest-bearing deposits (b)	3,649	2,834	5,461	28.76	(48.10)
Securities purchased under agreements to resell	86	—	—	NM	—
Federal funds sold (c)	15,218	6,746	9,061	NM	(25.55)
Available-for-sale securities	23,626	30,248	31,465	(21.89)	(3.87)
Held-to-maturity securities	270,835	279,602	352,398	(3.14)	(20.66)
Mortgage loans held-for-portfolio	65,892	62,942	65,422	4.69	(3.79)
Loans to other FHLBanks	5	4	—	25.00	NM

Total interest income	$903,544	$953,342	$1,080,382	(5.22)%	(11.76)%

(a)         Reported Interest income from advances was adjusted for the cash flows associated with interest rate swaps in qualifying hedging relationships.  We recorded $1.2 billion of cash outflows as an expense in 2012, down from $1.6 million and $2.0 billion in 2011 and 2010.  We recorded prepayment fees of $16.6 million in 2012, compared to$109.2 million and $13.1 million in 2011 and 2010.

(b)         Primarily from cash collateral deposited with swap counterparties. Cash collateral typically earns the overnight Federal funds rate.

(c)          Increase compared to 2011 due to increase in volume of overnight Federal funds sold transaction in 2012, and increase in overnight federal fund rates.  See Table 10.9 Spread and Yield Analysis.

NM — not meaningful.

Accounting Changes (See Change in Accounting Principle in Note 1 in the audited financial statements in this Form 10-K)  Beginning with the fourth quarter of 2012, the FHLBNY has changed the method of presenting amortization of fair value hedge basis adjustments of modified advances.  Reported Interest Income from advances in 2011 and 2010 were reclassified to conform to the classification adopted in 2012.  The reclassification increased Interest Income in 2011 by $66.8 million and by $1.8 million in 2010, with a corresponding decrease in Net realized and unrealized gains (losses) from derivatives and hedging activities in Other income for the same years.

The composition of the advance portfolio in 2012 has a greater percentage of floating-rate and short-term advances that reset their yields frequently, and are sensitive to changes in the prevailing interest rate environment.  Declining yields were driven by lower interest rates as floaters and new advances reset at lower coupons.  Over the years, as vintage high-coupon advances have matured, prepaid or have been modified, the fixed-rate coupons of the replacement advances have declined in line with the lower interest rate environment.  Prepayment fees, which are recorded in interest income from advances, were lower in 2012, also contributed to the decline.  Such fees were $16.6 million in 2012, compared to $109.2 million in 2011, and $13.1 million in 2010.  Reported interest income is net of the impact of cash flows associated with interest rate swaps hedging advances.  Hedging expense to synthetically convert certain fixed-rate advances to 3-month LIBOR has been declining over the years.  The declining swap expense has resulted in a favorable impact on Interest income.  We have paid lower amounts of payments to swap counterparties in each successive year.  See Table 10.3 and notes thereto for more information about the impact of interest rate exchanges between the swap counterparty and the FHLBNY.

Yields earned from our investments in MBS have been declining even as our investment portfolios of fixed- and floating rate GSE issued MBS have grown.  As vintage fixed-rate MBS, with higher coupons, have paid down, they have been replaced by lower yielding fixed-rate bonds.  Spreads to LIBOR for the floating-rate MBS have also been tighter, relative to 2011 and 2010, in line with declining LIBOR.  Overall yield from long-term investments, primarily MBS, was 213 basis points in 2012, compared to 259 basis points in 2011 and 320 basis points in 2010.  The Federal Reserve’s quantitative easing programs have pushed yields down and prices up, as the FRB is committed to purchasing large quantities of agency MBS at a time when supply is stable to lower.

Impact of hedging advances — Reported interest income is net of the impact of cash flows associated with interest rate swaps hedging advances.  Fixed rate payments to swap counterparties have declined in part due to extensive member initiated modifications of hedged advances in a lower interest rate environment, and in part due to new advances with lower fixed-rate coupons that have been hedged.  As a result, fixed-rate cash flow payments to swap counterparties have declined, and have had a favorable impact on interest income from advances.  In 2012, we expensed $1.2 billion to synthetically convert fixed-rate advances to LIBOR floaters.  In 2011 and 2010, the comparable expense was $1.6 billion and $2.0 billion.

We execute interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and typically all of our putable advances, effectively converting a fixed-rate stream of cash flows from fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR.   The cash flow patterns from derivatives in the periods reported were in line with our interest rate risk management practices and achieved our goal of converting fixed-rate cash flows of hedged advances to LIBOR-indexed cash flows.   Derivative strategies are designed to protect future interest income.

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 10.3:        Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31,
	2012	2011	2010
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$1,733,922	$2,187,949	$2,616,286
Net interest adjustment from interest rate swaps (a)	(1,209,689)	(1,616,983)	(1,999,711)
Total Advance interest income reported	$524,233	$570,966	$616,575

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

Table 10.4:        Interest Expenses - Principal Categories

				Percentage	Percentage
	Years ended December 31,			Variance	Variance
	2012	2011	2010	2012	2011
Interest Expense
Consolidated obligations-bonds (a)	$376,554	$406,166	$572,730	(7.29)%	(29.08)%
Consolidated obligations-discount notes (a)	57,494	34,704	42,237	65.67	(17.84)
Deposits (b)	757	1,243	3,502	(39.10)	(64.51)
Mandatorily redeemable capital stock (b)	1,839	2,384	4,329	(22.86)	(44.93)
Cash collateral held and other borrowings	32	82	26	(60.98)	215.38

Total interest expense (c)	$436,676	$444,579	$622,824	(1.78)%	(28.62)%

(a)

Reported Interest expense from consolidated obligation bonds and discount notes were adjusted for the cash flows associated with interest rate swaps in qualifying hedging relationships. We generally pay variable-rate LIBOR-indexed cash flows to swap counterparties and, in exchange, receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank bonds.  Certain discount notes were hedged in a cash flow hedging strategy that converted forecasted long-term variable-rate funding to fixed-rate funding by the use of long-term swaps.  For such discount notes, the recorded expense is equivalent to long-term fixed rate coupons.

(b)

Average deposit from members in 2012 was about the same as in 2011, and lower than in 2010. Overnight rate paid was lower in 2012, relative to prior years. Holders of mandatorily redeemable capital stock are paid dividend at the same rate as all stockholders. The dividend payments are classified as interest payments in conformity with accounting rules. Payments have declined due to decline in outstanding balances of such capital stock, and the dividend rate has also declined.

(c)

Reported Interest expense in 2012 was a little lower than in 2011. Although the general interest rate environment was lower in 2012, the debt cost of bonds issued was only 3 basis points lower in 2012 compared to 2011. This was due to the narrowing of spreads between LIBOR and cost of consolidated obligation debt. Debt volume was higher in 2012 in line with increased balance sheet assets. The funding mix between consolidated obligation bonds and discount notes changed in 2012 relative to 2011. In 2012, 28% of the total average interest-costing liabilities were comprised of discount notes at an average cost of 22 basis points. The funding mix between discount notes and interest costing liabilities was 23% in 2011at an average cost of 16 basis points, and 22% in 2010 at an average cost of 19 basis points. For more information, see Table 10.9 Spread and Yield Analysis, and Table 10.10 Rate and Volume Analysis.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 10.5:        Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Years ended December 31, 2012
	2012	2011	2010
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$707,416	$884,812	$1,199,734
Discount notes-Interest expense before adjustment for swaps	32,032	23,350	42,237
Net interest adjustment for interest rate swaps (a)	(305,400)	(467,292)	(627,004)
Total Consolidated bonds and discount notes-interest expense reported	$434,048	$440,870	$614,967

(a)         Net interest adjustments have resulted in favorable cash inflows in each of the years, although the amounts have declined in each successive year.  The favorable cash flow patterns were indicative of lower LIBOR indexed payments we make to swap counterparties in exchange for the higher fixed cash flows that we receive from counterparties.  We are generally indifferent to changes in the cash flow patterns as we typically hedge our fixed-rate advances borrowed by member to meet our overall net interest spread objective.  The declining favorable cash flows in the interest rate exchange agreements are indicative of the narrowing of spreads between the fixed rate cash flows that we receive versus the LIBOR indexed cash flows that we pay to swap counterparties.

Net Interest Income

The following table summarizes Net interest income (dollars in thousands):

Table 10.6:        Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Variance	Variance
	2012	2011	2010	2012	2011
Total interest income	$903,544	$953,342	$1,080,382	(5.22)%	(11.76)%
Total interest expense	436,676	444,579	622,824	(1.78)	(28.62)
Net interest income before provision (reversal) for credit losses	$466,868	$508,763	$457,558	(8.23)%	11.19%

Net interest income is our principal source of revenue, and represents the difference between interest income from interest-earning assets, and interest expense accrued on interest-costing liabilities.   Net interest income is impacted by a variety of factors: (1) transaction volumes, as measured by average balances of interest earning assets, and by (2) the prevailing balance sheet yields, as measured by coupons on earning assets minus yields paid on interest-costing liabilities, after including the impact of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.   These factors may fluctuate based on changes in interest rates, demand by members for advances, investor demand for debt issued by us, the change in the spread between the yields on advances and investments and the cost of financing these assets by issuance of debt to investors.

Impact of lower interest income from investing member capital — We earn interest income from investing our members’ capital to fund interest-earning assets.   Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).   Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.   The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.   Capital stock has averaged around $5.0 billion over the last three years.  If capital was invested in assets tied to the federal funds rate, Net interest income would have benefited in 2012 due a yield pick-up, relative to 2011.  Investment yields from assets earning overnight federal funds rate in 2012 was 13 basis points, up from 8 basis points in 2011, and down from 16 basis points in 2010.  On the other hand, the 3-month LIBOR was lower across the same periods, and if capital was invested in assets that were tied to LIBOR, the assets would have yielded lower income.

For more information about factors that impact Interest income and Interest expense, see Tables 10.2 through 10.5 and discussions thereto.  Also, see Table 10.9 Spread and Yield Analysis, and Table 10.10, Rate and Volume Analysis.

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

Table 10.7:        Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Years ended December 31,
	2012	2011	2010

Interest Income	$2,113,233	$2,570,325	$3,080,093
Net interest adjustment from interest rate swaps (a)	(1,209,689)	(1,616,983)	(1,999,711)
Reported interest income	903,544	953,342	1,080,382

Interest Expense	742,076	911,871	1,249,828
Net interest adjustment from interest rate swaps (b)	(305,400)	(467,292)	(627,004)
Reported interest expense	436,676	444,579	622,824

Net interest income (Margin) (c)	$466,868	$508,763	$457,558

Net interest adjustment - interest rate swaps	$(904,289)	$(1,149,691)	$(1,372,707)

(a)         The Net interest payments to swap counterparties in the hedges of advances have declined over the years.  In a hedge of a fixed-rate advance, we pay the swap dealer fixed-rate interest payment (which typically mirrors the coupon of the hedged advance), and in return the swap counterparties pay a pre-determined spread plus the prevailing LIBOR, which typically resets every three months.   The decrease in the unfavorable Net interest adjustment in 2012 was due to the narrowing of the spread between the fixed-rate we pay to the swap dealer, and the LIBOR indexed cash flows received in exchange.  New advances were issued and hedged at a lower coupon in the declining interest rate environment or as vintage advances were modified and hedged at a lower coupon, and these activities effectively drove down the cash flow payments to swap counterparties.

(b)        The favorable Net interest adjustments in the hedges of debt have declined over the years.  In a hedge of a fixed-rate consolidated obligation debt, we pay the swap dealer LIBOR-indexed interest payments, and in return the swap dealer pays fixed-rate interest payments (which typically mirrors the coupon paid to investors holding the FHLBank debt).   The decrease in favorable Net interest adjustment in 2012 was due to the narrowing of the spread between the fixed-rate we receive from the swap dealer, and the LIBOR indexed cash flows we pay in exchange.  New bonds were issued and hedged at a lower coupon in the declining interest rate environment, effectively driving down the cash flow received from swap counterparties.

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 10.8:        GAAP Versus Economic Basis (b) — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Years ended December 31,
	2012			2011			2010
	Amount	ROA	Net Spread	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$466,868	0.46%	0.42%	$508,763	0.51%	0.47%	$457,558	0.43%	0.37%
Interest income (expense)
Swaps not designated in a hedging relationship	6,563	0.01	0.01	31,428	0.03	0.03	81,454	0.08	0.08

Economic net interest income	$473,431	0.47%	0.43%	$540,191	0.54%	0.50%	$539,012	0.51%	0.45%

(a)          The decline in the amount of interest associated with economic hedges in 2012, compared to prior years was due to decline in the volume of swaps designated as economic hedges and the decline in interest rates.   Interest expenses for both periods were associated with swaps that hedged consolidated obligation debt in a hedging strategy that converted floating-rate debt indexed to 1-month LIBOR, the Prime rate, and the Federal funds rate to 3-month LIBOR cash flows.

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

Spread and Yield Analysis

Table 10.9:        Spread and Yield Analysis

	Years ended December 31,
	2012			2011			2010
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$72,720,037	$524,233	0.72%	$75,202,253	$570,966	0.76%	$85,908,274	$616,575	0.72%
Interest bearing deposits and others	2,599,654	3,649	0.14	2,701,786	2,834	0.10	2,780,919	5,461	0.20
Federal funds sold and other overnight funds	11,406,495	15,304	0.13	8,499,097	6,746	0.08	5,673,805	9,061	0.16
Investments	13,833,918	294,461	2.13	11,980,570	309,850	2.59	12,003,578	383,863	3.20
Mortgage and other loans	1,627,752	65,897	4.05	1,321,726	62,946	4.76	1,281,549	65,422	5.10

Total interest-earning assets	$102,187,856	$903,544	0.88%	$99,705,432	$953,342	0.95%	$107,648,125	$1,080,382	1.00%

Funded By:
Consolidated obligations-bonds	$65,597,967	$376,554	0.57%	$68,027,867	$406,166	0.60%	$72,135,934	$572,730	0.79
Consolidated obligations-discount notes	26,112,900	57,494	0.22	21,442,303	34,704	0.16	21,727,968	42,237	0.19
Interest-bearing deposits and other borrowings	2,253,490	789	0.04	2,389,368	1,325	0.06	4,663,653	3,528	0.08
Mandatorily redeemable capital stock	37,618	1,839	4.89	58,492	2,384	4.08	82,650	4,329	5.24

Total interest-bearing liabilities	94,001,975	436,676	0.46%	91,918,030	444,579	0.48%	98,610,205	622,824	0.63%

Other non-interest-bearing funds	2,874,742			2,647,528	—		3,679,708	—
Capital	5,311,139	—		5,139,874	—		5,358,212	—

Total Funding	$102,187,856	$436,676		$99,705,432	$444,579		$107,648,125	$622,824

Net Interest Income/Spread		$466,868	0.42%		$508,763	0.47%		$457,558	0.37%

Net Interest Margin (Net interest income/Earning Assets)			0.46%			0.51%			0.43%

(a)             Reported yields with respect to advances and consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items.  When we issue fixed-rate debt and is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond.  Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates.  Average balance sheet information is presented, as it is more representative of activity throughout the periods presented.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.  Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.  Yields and rates are annualized.

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

Table 10.10:      Rate and Volume Analysis

	For the years ended
	December 31, 2012 vs. December 31, 2011
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(18,470)	$(28,263)	$(46,733)
Interest bearing deposits and others	(111)	926	815
Federal funds sold and other overnight funds	2,836	5,722	8,558
Investments	43,976	(59,365)	(15,389)
Mortgage loans and other loans	13,247	(10,296)	2,951

Total interest income	41,478	(91,276)	(49,798)

Interest Expense
Consolidated obligations-bonds	(14,239)	(15,373)	(29,612)
Consolidated obligations-discount notes	8,586	14,204	22,790
Deposits and borrowings	(71)	(465)	(536)
Mandatorily redeemable capital stock	(959)	414	(545)

Total interest expense	(6,683)	(1,220)	(7,903)

Changes in Net Interest Income	$48,161	$(90,056)	$(41,895)

	For the years ended
	December 31, 2011 vs. December 31, 2010
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(79,875)	$34,266	$(45,609)
Interest bearing deposits and others	(151)	(2,476)	(2,627)
Federal funds sold and other overnight funds	3,382	(5,697)	(2,315)
Investments	(735)	(73,278)	(74,013)
Mortgage loans and other loans	2,008	(4,484)	(2,476)

Total interest income	(75,371)	(51,669)	(127,040)

Interest Expense
Consolidated obligations-bonds	(31,106)	(135,458)	(166,564)
Consolidated obligations-discount notes	(549)	(6,984)	(7,533)
Deposits and borrowings	(1,424)	(779)	(2,203)
Mandatorily redeemable capital stock	(1,106)	(839)	(1,945)

Total interest expense	(34,185)	(144,060)	(178,245)

Changes in Net Interest Income	$(41,186)	$92,391	$51,205

Analysis of Non-Interest Income (Loss) - The principal components of non-interest income (loss) are summarized below (in thousands):

Table 10.11:      Other Income (loss)

	Years ended December 31,
	2012	2011	2010

Other income (loss):
Service fees and other (a)	$9,761	$5,909	$4,918
Instruments held at fair value - Unrealized gains (losses) (b)	255	(10,494)	(3,343)

Total OTTI losses	(651)	(791)	(5,052)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive income (loss)	(1,400)	(4,802)	(3,270)
Net impairment losses recognized in earnings (c)	(2,051)	(5,593)	(8,322)

Net realized and unrealized gains (losses) on derivatives and hedging activities (d)	47,280	16,691	24,982
Net realized gains (losses) from sale of available-for-sale securities and redemption of held-to-maturity securities	256	17	931
Losses from extinguishment of debt	(24,106)	(86,501)	(2,115)
Other	(60)	(709)	(2,284)
Total other income (loss)	$31,335	$(80,680)	$14,767

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members.  The category Other includes fees earned on standby financial letters of credit.   The increase in the current year was primarily due to increase in volume of issuance of financial letters of credits.

(b)         Instruments held at fair value under the Fair Value Option — Fair value changes in 2012 were not significant as the debt instruments were nearing their maturities.  Changes in fair value in 2011 and 2010 resulted in unrealized losses, as in those period end dates, market observable yields of similar debt instruments were lower than the debt carried by the FHLBNY.  The debt instruments are generally medium and shorter-term instruments.  In the fourth quarter of 2012, we also elected the FVO for a floating-rate advance, and a gain of $0.4 million was recognized.  Recorded fair value gains and losses are primarily attributable to changes in market observable pricing (and inversely, yields); they are also impacted by the weighted average remaining maturity and duration of such instruments outstanding at the balance sheet dates.   At issuance of the instruments, or as the instruments approach maturity, their fair values will generally be close to par.  If the instruments are held to maturity, their fair values will decline to zero.  For more information about FHLBank debt and advances elected under the FVO, see Note 17. Fair Values of Financial Instruments in the audited financial statements in this Form 10-K.  .

(c)          Net impairment losses recognized in earnings on held-to-maturity securities - Credit-related OTTI has continued to be insignificant in 2012 and has been declining over the years.   Our cash flow analyses at each quarter identified very modest deterioration in the performance parameters of certain previously impaired private-label MBS.   When cash flow analysis identifies credit losses that exceed fair value, our policy is to cap the loss to a floor equal to its amortized cost.   The amounts capped in all periods in this report were insignificant.

(d)         Earnings impact of derivatives and hedging activities — We may designate a derivative as either a hedge of (1) the fair value changes of a recognized fixed-rate asset (advance) or liability (Consolidated obligation debt), or an unrecognized firm commitment; (2) a forecasted transaction; or (3) the variability of future cash flows of a floating-rate asset or liability (cash flow hedge).  We may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards.

Reclassifications - Gains recorded due to the amortization of valuation basis adjustments of modified interest rate swaps to offset the amortization expense (fair value basis of modified hedged advances) are recorded in Derivatives and hedging gains and losses in Other income.  Until the fourth quarter of 2012, amortization of the valuation basis adjustments of the modified hedged advance was recorded in a separate line, specifically Interest income from advances.  In the fourth quarter of 2012, we changed our accounting policy for reporting amortization of the valuation basis of hedged advances that were modified, and have recorded the amortization in the same line item as the fair value changes of derivatives associated with the hedge, specifically in Other income, as part of Derivatives and hedging activities.  This change in accounting policy has been described in Note 1.  Significant Accounting Policies and Estimates, as a change in the reporting classification only.  The change had no impact on Net income.  The 2011 and 2010 comparable amortization expenses reported in the Statements of income have been reclassified to conform to the classification adopted in 2012.  Amortization expenses re-presented as a result of the change in policy and recorded in Other income (loss) as a component of Derivatives and hedging activities were $88.3 million, $66.8 million and $1.8 million in 2012, 2011 and 2010.

Absent the amortization gains, the net impact of derivatives and hedging activities resulted in gains of $47.3 million, $16.7 million, and $25.0 million in 2012, 2011, and 2010.  Principal components are discussed below:

1.

Impact of Qualifying hedges — Ineffectiveness recorded were on fair value hedges of consolidated obligation bonds, discount notes, advances, and insignificant amounts of ineffectiveness from closed cash flow hedges.   Reported fair value gains of $4.2 million, compared to $39.0 million and $10.6 million in 2011 and 2010, represented ineffectiveness between changes in the fair values of derivatives and the hedged advances and debt.

2.

Impact of interest rate swaps designated in economic hedges - In 2012, fair value changes resulted in gain of $47.0 million, compared to losses of $27.0 million and $34.9 million in 2011 and 2010.  They represent fair value changes of the derivatives without the offsetting benefit from changes in the hedged item, since the hedged items are not fair valued in an economic hedge.  Such gains and losses, which are principally unrealized, will reverse if the swaps are held to their maturities, so that cumulatively, their fair values will sum to zero.  Such swaps were primarily (a) hedging debt that are structured to pay 3-month LIBOR cash flows to swap dealers, and to receive federal funds indexed cash flows, or 1-month LIBOR cash flows, and (b) hedging short- and intermediate-term fixed-rate debt elected under the FVO.  The hedging instrument is an interest rate swap that paid floating rate (primarily 3-month LIBOR), and received fixed-rate interest rate cash flows.  The rise and fall of the 3-month LIBOR, relative to the Federal funds rate or the 1-month LIBOR, or relative to a fixed-rate, are factors that determine fair value gains and losses, as is the volume of derivatives designated as standalone, and their proximity to their maturity dates.   At December 31, 2012, the 1-year basis spread between the 3-month LIBOR and the Federal funds index narrowed, and projected obligations to pay swap dealers on the Federal fund basis swaps declined.  Fair values of the swaps benefited, and gains were recorded.   The basis between 3-month LIBOR and 1-month LIBOR also narrowed.  A decline in basis benefits the fair values of the swaps, resulting in unrealized fair value gains.  In prior years, the spread basis between the 3-month LIBOR and the Federal funds rate, or between the 3 month LIBOR and 1-month LIBOR had expanded at the balance sheet dates, period over period, resulting in fair value losses.

3.

Interest accrued, either as an expense or income on the standalone swap is also recorded as a derivative gain or loss in Other income (loss).  Interest accrued on a derivative in a qualifying hedge is recorded as an adjustment to the interest income or expense of the hedged debt or advance.  In 2012, interest accrued contributed gains of $6.7 million.  In 2011 and 2010, interest accrued contributed gains of $31.6 million and $79.0 million.  Higher accruals in prior years were due in part to higher volume of economic hedges, and in part due to higher interest rates.  These cash flows reduce cost of debt, thereby achieving economic hedge objectives.

4.

Impact of interest rate caps designated in economic hedges - $1.9 billion of notional amounts of interest rate caps were purchased in 2008 to hedge capped LIBOR indexed floating-rate MBS.  The fair values of the caps were $4.2 million at December 31, 2012, down from $14.9 million at December 31, 2011, and a loss of $10.7 million was recorded in 2012.  Cap values have been declining in line with declining rate environment and lower volatilities.  Cap market values lost $26.9 million in 2011 and $29.7 million in 2010.

Earnings Impact of Derivatives and Hedging Activities

The following tables summarize the impact of hedging activities on earnings (in thousands):

Table 10.12:                                                 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Year ended December 31, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(1,209,689)	$(441)	$330,862	$(25,462)	$—	$—	$(904,730)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	(8,731)	—	14,557	(1,400)	—	—	4,426
Gains (losses) on cash flow hedges	—	—	(214)	—	—	—	(214)
Net gains (losses) derivatives-FVO	—	—	24,574	2,941	—	—	27,515
Gains (losses)-economic hedges	1,414	2,065	22,674	80	(10,706)	26	15,553

Net realized and unrealized gains (losses) on derivatives and hedging activities	(7,317)	2,065	61,591	1,621	(10,706)	26	47,280

Total earnings impact	$(1,217,006)	$1,624	$392,453	$(23,841)	$(10,706)	$26	$(857,450)

	Year ended December 31, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(1,616,983)	$(74)	$478,647	$(11,355)	$—	$—	$(1,149,765)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	39,864	—	(2,255)	1,400	—	—	39,009
Gains (losses) on cash flow hedges	—	—	(119)	—	—	—	(119)
Net gains (losses) derivatives-FVO	—	—	15,142	655	—	—	15,797
Gains (losses)-economic hedges	(2,462)	3,060	(11,849)	102	(26,858)	11	(37,996)

Net realized and unrealized gains (losses) on derivatives and hedging activities	37,402	3,060	919	2,157	(26,858)	11	16,691

Total earnings impact	$(1,579,581)	$2,986	$479,566	$(9,198)	$(26,858)	$11	$(1,133,074)

	Year ended December 31, 2010
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(1,999,711)	$(22)	$627,004	$—	$—	$—	$(1,372,729)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	1,466	—	9,144	—	—	—	10,610
Net gains (losses) derivatives-FVO	—	—	29,431	3,964	—	—	33,395
Gains (losses)-economic hedges	(6,887)	(24)	16,502	716	(29,775)	445	(19,023)

Net realized and unrealized gains (losses) on derivatives and hedging activities	(5,421)	(24)	55,077	4,680	(29,775)	445	24,982

Total earnings impact	$(2,005,132)	$(46)	$682,081	$4,680	$(29,775)	$445	$(1,347,747)

Impact of Cash flow hedging on earnings and AOCI.

No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report.   Ineffectiveness from hedges designated as cash flow hedges was not significant in any periods reported in this Form 10-K.   The two primary cash flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we execute interest rate swaps on the anticipated issuance of debt to lock in a spread between the earning asset and the cost of funding.  The effective portion of changes in the fair values of the swaps is recorded in AOCI.   The ineffective portion is recorded through net income.   The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.   The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.   At December 31, 2012, we had no open contracts to hedge the anticipated issuances of debt.   Over the next 12 months, it is expected that $3.2 million of net losses recorded in AOCI will be recognized as an interest expense.

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

Derivative gains and losses reclassified from AOCI (a) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 10.13:         Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Years ended December 31,
	2012	2011	2010
Accumulated other comprehensive income/(loss) from cash flow hedges
Beginning of period	$(111,985)	$(15,196)	$(22,683)
Net hedging transactions	(29,285)	(99,880)	(249)
Reclassified into earnings	4,156	3,091	7,736

End of period	$(137,114)	$(111,985)	$(15,196)

(a)         Includes unrecognized losses from rollover cash flow hedge strategy, and previously recorded basis from settled derivatives that hedged anticipatory issuances of debt.   Amounts reclassified relate to reclassification of basis to interest expense in parallel with the yields being recognized on issued debt.  Changes in the cash flows of the interest rate swap are expected to be highly effective at offsetting the changes in the interest element of the cash flows related to the forecasted issuance of the consolidated obligation bonds or the 91-day discount notes in the rollover-program.   At December 31, 2012, the fair values of interest rate swaps designated in the cash flow strategy to hedge long-term issuance of consolidated obligation discount notes in the rollover-program were in an unrealized loss position of $124.8 million, which was recorded in the balance sheet as a derivative liability, and an offset recorded in AOCI as an unrealized loss.   The comparable loss in AOCI at December 31, 2011 was $97.6 million.  In addition, closed cash flow hedges of anticipatory issuance of consolidated obligation bonds, less amounts amortized, were also recorded to AOCI as unrecognized fair value losses, and were $12.3 million at December 31, 2012 and $14.4 million at December 31, 2011.  See Table 10.13 for changes in cash flow hedges in AOCI.

Earnings Impact of Debt extinguishment and sales of investment securities

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

The following table summarizes such activities (in thousands):

Table 10.14:      Debt Extinguishment and Sale of Investment Securities

	Years ended December 31,
	2012		2011		2010
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Sales of AFS Securities-MBS (a)	$—	$—	$—	$—	$32,156	$708
Redemption of Housing Finance Agency (a)	$4,742	$256	$3,918	$17	$22,300	$223
Extinguishment of CO Bonds (b)	$268,631	$(24,106)	$623,921	$(69,169)	$300,648	$(2,115)
Transfer of CO Bonds to Other FHLBanks (b)	$—	$—	$150,049	$(17,332)	$—	$—

(a)         From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis may be asked by the issuer of a security, which we have classified as held-to-maturity, to redeem the investment security.   There were insignificant gains from such redemptions in 2012.

(b)         Bond buy-back activity was lower in 2012, compared to prior years in this report.

Operating Expenses, Compensation and Benefits, and Other Expenses

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.15:      Operating Expenses, and Compensation and Benefits

	Years ended December 31,
	2012	Percentage of Total	2011	Percentage of Total	2010	Percentage of total

Temporary workers	$36	0.13%	$93	0.32%	$116	0.42%
Occupancy	4,156	15.26	4,395	15.05	4,316	15.77
Depreciation and leasehold amortization	4,294	15.77	5,334	18.26	5,646	20.63
Computer service agreements and contractual services	10,254	37.67	10,467	35.84	8,862	32.37
Professional and legal fees	1,080	3.97	2,404	8.23	2,981	10.89
Other (a)	7,407	27.20	6,514	22.30	5,452	19.92
Total operating expenses (b)	$27,227	100.00%	$29,207	100.00%	$27,373	100.00%

Salaries	$31,811	57.55%	$30,235	37.89%	$29,120	50.02%
Employee benefits	23,462	42.45	49,560	62.11	29,100	49.98
Total Compensation and Benefits (c)	$55,273	100.00%	$79,795	100.00%	$58,220	100.00%

Finance Agency and Office of Finance (d)	$13,672		$13,305		$9,822

(a)         Other Expense — includes audit fees, director fees and expenses, insurance and telecommunications.  The Bank reserved $0.8 million for asset impairment in 2012 and was the primary reason for the increase over 2011.  This category increased in 2011 over 2010 mainly due to increase in fees paid to the Board of Directors, and increase in telecommunication expenses.

(b)         Operating expenses included the administrative and overhead costs of operating our Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.  Computer service expense category was higher in 2011 compared to 2010 due to additional software fees to improve processes. Professional and legal fees in 2012 were lower due to reversal of legal fees that had been accrued at 2011 as fees were not incurred.

(c)          Employee benefit costs were lower in 2012 compared to 2011 because of a one-time payment of $24.0 million in 2011 to the Defined benefit pension plan to restore the plan to a fully funding status.

(d)         We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The 12 FHLBanks and two other GSEs share the entire cost of the Finance Agency.

Assessments

Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”), and until June 30, 2011 to pay assessments to satisfy its REFCORP obligations.   For more information, see “Affordable Housing Program and Other Mission Related Programs” and “Assessments” under ITEM 1 BUSINESS in this Form 10-K.  We fulfill our AHP obligations primarily through direct grants to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low- and moderate-income households.  Ten percent of our annual pre-assessment regulatory net income is set aside for the AHP.   The amounts set aside are considered our liability towards our AHP obligations.   AHP grants and subsidies are provided to members out of this liability.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 11.1:        Affordable Housing Program Liabilities

	Years ended December 31,
	2012	2011	2010

Beginning balance	$127,454	$138,365	$144,489
Additions from current period’s assessments	40,286	27,430	31,095
Net disbursements for grants and programs	(32,798)	(38,341)	(37,219)
Ending balance	$134,942	$127,454	$138,365

Subsequent to June 30, 2011, AHP is 10% of net income after adding back interest expense on mandatorily redeemable stock.  Prior to June 30, 2011, AHP was 10% of net income after deducting REFCORP assessments, and adding back interest expense on mandatorily redeemable capital stock.

The following table provides roll-forward information with respect to changes in REFCORP liabilities (in thousands):

Table 11.2:        REFCORP

	Years ended December 31,
	2012	2011	2010

Beginning balance	$—	$21,617	$24,234
Additions from current period assessments	—	30,707	68,881
Net disbursements to REFCORP	—	(52,324)	(71,498)
Ending balance	$—	$—	$21,617

The REFCORP obligation was satisfied in June 2011, and no further payments are necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, the December 2011, March 2012, June 2012, September 2012, and December 2012 rates were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the fourth quarter of 2011 and the fourth quarter of 2012):

	Base Case DOE	-200bps DOE	+200bps DOE
December 31, 2012	-1.46	N/A	2.02
September 30, 2012	-0.96	N/A	2.43
June 30, 2012	-0.36	N/A	3.06
March 31, 2012	0.72	N/A	3.74
December 31, 2011	0.02	N/A	2.67

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

One Year Re-pricing Gap
December 31, 2012	$6.259 Billion
September 30, 2012	$6.155 Billion
June 30, 2012	$5.762 Billion
March 31, 2012	$5.354 Billion
December 31, 2011	$5.641 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2011 and the fourth quarter of 2012):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
December 31, 2012	N/A	14.21%
September 30, 2012	N/A	17.94%
June 30, 2012	N/A	8.16%
March 31, 2012	N/A	8.87%
December 31, 2011	N/A	13.93%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2011 and the fourth quarter of 2012):

	Down- shock Change in MVE	+200bps Change in MVE
December 31, 2012	N/A	-1.18%
September 30, 2012	N/A	-1.58%
June 30, 2012	N/A	-3.01%
March 31, 2012	N/A	-4.72%
December 31, 2011	N/A	-2.26%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of December 31, 2012 and December 31, 2011 (in millions):

	Interest Rate Sensitivity
	December 31, 2012
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$15,280	$259	$529	$256	$449
MBS Investments	8,173	220	367	346	3,592
Adjustable-rate loans and advances	14,961	—	—	—	—
Net unswapped	38,414	479	896	602	4,041

Fixed-rate loans and advances	14,845	2,232	12,489	18,645	9,120
Swaps hedging advances	40,889	(1,746)	(11,802)	(18,421)	(8,919)
Net fixed-rate loans and advances	55,734	486	687	224	201

Total interest-earning assets	$94,148	$965	$1,583	$826	$4,242

Interest-bearing liabilities:
Deposits	$2,043	$—	$—	$—	$—

Discount notes	29,315	464	—	—	—
Swapped discount notes	(1,106)	—	—	—	1,106
Net discount notes	28,209	464	—	—	1,106

Consolidated Obligation Bonds
FHLB bonds	29,201	14,454	12,881	2,635	4,794
Swaps hedging bonds	28,481	(13,998)	(10,897)	(915)	(2,671)
Net FHLB bonds	57,682	456	1,984	1,720	2,123

Total interest-bearing liabilities	$87,934	$920	$1,984	$1,720	$3,229
Post hedge gaps (a):
Periodic gap	$6,214	$45	$(401)	$(894)	$1,013
Cumulative gaps	$6,214	$6,259	$5,858	$4,964	$5,977

	Interest Rate Sensitivity
	December 31, 2011
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$15,436	$229	$455	$216	$337
MBS Investments	8,954	527	571	214	2,306
Adjustable-rate loans and advances	6,271	—	—	—	—
Net unswapped	30,661	756	1,026	430	2,643

Fixed-rate loans and advances	14,242	3,746	12,147	17,034	13,551
Swaps hedging advances	44,910	(3,379)	(11,415)	(16,618)	(13,498)
Net fixed-rate loans and advances	59,152	367	732	416	53

Total interest-earning assets	$89,813	$1,123	$1,758	$846	$2,696

Interest-bearing liabilities:
Deposits	$2,130	$—	$—	$—	$—

Discount notes	21,239	885	—	—	—
Swapped discount notes	(248)	(610)	—	—	858
Net discount notes	20,991	275	—	—	858

Consolidated Obligation Bonds
FHLB bonds	20,922	13,594	24,443	4,272	3,217
Swaps hedging bonds	40,478	(13,095)	(22,740)	(2,923)	(1,720)
Net FHLB bonds	61,400	499	1,703	1,349	1,497

Total interest-bearing liabilities	$84,521	$774	$1,703	$1,349	$2,355
Post hedge gaps (a):
Periodic gap	$5,292	$349	$55	$(503)	$341
Cumulative gaps	$5,292	$5,641	$5,696	$5,193	$5,534

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on its assessment, management of the Bank determined that as of December 31, 2012, the Bank’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm that audited the accompanying Financial Statements has also issued an audit report on the effectiveness of internal control over financial reporting.  Their report appears on the following page.

Federal Home Loan Bank of New York

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of New York:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of New York (the “FHLBank”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it presents the amortization of fair value hedge basis adjustments of modified advances.

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

March 25, 2013

PricewaterhouseCoopers LLP, PricewaterhouseCoopers Center, 300 Madison Avenue, New York, NY 10017

T: (646) 471 3000, F: (813) 286 6000, www.pwc.com/us

Federal Home Loan Bank of New York

Statements of Condition (in thousands, except par value of capital stock)

As of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
Assets
Cash and due from banks (Note 3)	$7,553,188	$10,877,790
Federal funds sold (Note 4)	4,091,000	970,000
Available-for-sale securities, net of unrealized gains of $22,506 at December 31, 2012 and $16,419 at December 31, 2011 (Note 6)	2,308,774	3,142,636
Held-to-maturity securities (Note 5)	11,058,764	10,123,805
Advances (Note 7) (Includes $500,502 at December 31, 2012 and $0 at December 31, 2011 at fair value under the fair value option)	75,888,001	70,863,777
Mortgage loans held-for-portfolio, net of allowance for credit losses of $6,982 at December 31, 2012 and $6,786 at December 31, 2011 (Note 8)	1,842,816	1,408,460
Accrued interest receivable	179,044	223,848
Premises, software, and equipment	11,576	13,487
Derivative assets (Note 16)	41,894	25,131
Other assets	13,743	13,406

Total assets	$102,988,800	$97,662,340

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,994,974	$2,066,598
Non-interest-bearing demand	19,537	12,450
Term	40,000	22,000

Total deposits	2,054,511	2,101,048

Consolidated obligations, net (Note 10)
Bonds (Includes $12,740,883 at December 31, 2012 and $12,542,603 at December 31, 2011 at fair value under the fair value option)	64,784,321	67,440,522
Discount notes (Includes $1,948,987 at December 31, 2012 and $4,920,855 at December 31, 2011 at fair value under the fair value option)	29,779,947	22,123,325

Total consolidated obligations	94,564,268	89,563,847

Mandatorily redeemable capital stock (Note 12)	23,143	54,827

Accrued interest payable	127,664	146,247
Affordable Housing Program (Note 11)	134,942	127,454
Derivative liabilities (Note 16)	426,788	486,166
Other liabilities	165,655	136,340

Total liabilities	97,496,971	92,615,929

Commitments and Contingencies (Notes 12, 16 and 18)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares:
47,975 at December 31, 2012 and 44,906 at December 31, 2011	4,797,457	4,490,601
Retained earnings
Unrestricted	797,567	722,198
Restricted (Note 12)	96,185	24,039
Total retained earnings	893,752	746,237
Total accumulated other comprehensive income (loss) (Note 13)	(199,380)	(190,427)

Total capital	5,491,829	5,046,411

Total liabilities and capital	$102,988,800	$97,662,340

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income (in thousands, except per share data)

Years Ended December 31, 2012, 2011 and 2010

	Years ended December 31,
	2012	2011	2010
Interest income
Advances (Note 7)	$524,233	$570,966	$616,575
Interest-bearing deposits (Note 3)	3,649	2,834	5,461
Securities purchased under agreements to resell (Note 4)	86	—	—
Federal funds sold (Note 4)	15,218	6,746	9,061
Available-for-sale securities (Note 6)	23,626	30,248	31,465
Held-to-maturity securities (Note 5)	270,835	279,602	352,398
Mortgage loans held-for-portfolio (Note 8)	65,892	62,942	65,422
Loans to other FHLBanks (Note 19)	5	4	—

Total interest income	903,544	953,342	1,080,382

Interest expense
Consolidated obligations-bonds (Note 10)	376,554	406,166	572,730
Consolidated obligations-discount notes (Note 10)	57,494	34,704	42,237
Deposits (Note 9)	757	1,243	3,502
Mandatorily redeemable capital stock (Note 12)	1,839	2,384	4,329
Cash collateral held and other borrowings (Note 19)	32	82	26

Total interest expense	436,676	444,579	622,824

Net interest income before provision for credit losses	466,868	508,763	457,558

Provision for credit losses on mortgage loans	1,011	3,153	1,409

Net interest income after provision for credit losses	465,857	505,610	456,149

Other income (loss)
Service fees and other	9,761	5,909	4,918
Instruments held at fair value - Unrealized gains (losses) (Note 17)	255	(10,494)	(3,343)

Total OTTI losses	(651)	(791)	(5,052)
Net amount of impairment losses reclassified (from) to
Accumulated other comprehensive income (loss)	(1,400)	(4,802)	(3,270)
Net impairment losses recognized in earnings	(2,051)	(5,593)	(8,322)

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 16)	47,280	16,691	24,982
Net realized gains (losses) from sale of available-for-sale securities and redemption of held-to-maturity securities (Notes 5 and 6)	256	17	931
Losses from extinguishment of debt	(24,106)	(86,501)	(2,115)
Other	(60)	(709)	(2,284)

Total other income (loss)	31,335	(80,680)	14,767

Other expenses
Operating	27,227	29,207	27,373
Compensation and benefits	55,273	79,795	58,220
Finance Agency and Office of Finance	13,672	13,305	9,822

Total other expenses	96,172	122,307	95,415

Income before assessments	401,020	302,623	375,501

Affordable Housing Program (Note 11)	40,286	27,430	31,095
REFCORP (Note 11)	—	30,707	68,881

Total assessments	40,286	58,137	99,976

Net income	$360,734	$244,486	$275,525

Basic earnings per share (Note 14)	$7.78	$5.46	$5.86

Cash dividends paid per share	$4.63	$4.70	$5.24

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income – (in thousands)

Years Ended December 31, 2012, 2011 and 2010

	Years ended December 31,
	2012	2011	2010

Net Income	$360,734	$244,486	$275,525
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities
Unrealized gains (losses)	6,087	(6,546)	26,374
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	(222)	(315)	(2,372)
Reclassification of non-credit portion included in net income	1,622	5,117	5,642
Accretion of non-credit portion	10,978	12,275	14,374
Total net non-credit portion of other-than-temporary impairment (losses)/gains on held-to-maturity securities	12,378	17,077	17,644
Net unrealized gains/losses relating to hedging activities
Unrealized (losses) gains	(29,285)	(99,880)	(249)
Reclassification of losses (gains) included in net income	4,156	3,091	7,736
Total net unrealized (losses)/gains relating to hedging activities	(25,129)	(96,789)	7,487
Pension and postretirement benefits	(2,289)	(7,485)	(3,650)
Total other comprehensive (loss) income	(8,953)	(93,743)	47,855
Total comprehensive income	$351,781	$150,743	$323,380

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital (in thousands, except per share data)

Years Ended December 31, 2012, 2011 and 2010

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2009	50,590	$5,058,956	$688,874	$—	$688,874	$(144,539)	$5,603,291

Proceeds from issuance of capital stock	18,749	1,874,910	—	—	—	—	1,874,910
Repurchase/redemption of capital stock	(23,566)	(2,356,594)	—	—	—	—	(2,356,594)
Shares reclassified to mandatorily redeemable capital stock	(483)	(48,310)	—	—	—	—	(48,310)
Cash dividends ($5.24 per share) on capital stock	—	—	(252,308)	—	(252,308)	—	(252,308)
Comprehensive income (loss)	—	—	275,525	—	275,525	47,855	323,380

Balance, December 31, 2010	45,290	$4,528,962	$712,091	$—	$712,091	$(96,684)	$5,144,369

Proceeds from issuance of capital stock	23,956	2,395,681	—	—	—	—	2,395,681
Repurchase/redemption of capital stock	(24,304)	(2,430,428)	—	—	—	—	(2,430,428)
Shares reclassified to mandatorily redeemable capital stock	(36)	(3,614)	—	—	—	—	(3,614)
Cash dividends ($4.70 per share) on capital stock	—	—	(210,340)	—	(210,340)	—	(210,340)
Comprehensive income (loss)	—	—	220,447	24,039	244,486	(93,743)	150,743

Balance, December 31, 2011	44,906	$4,490,601	$722,198	$24,039	$746,237	$(190,427)	$5,046,411

Proceeds from issuance of capital stock	35,500	3,549,980	—	—	—	—	3,549,980
Repurchase/redemption of capital stock	(32,355)	(3,235,548)	—	—	—	—	(3,235,548)
Shares reclassified to mandatorily redeemable capital stock	(76)	(7,576)	—	—	—	—	(7,576)
Cash dividends ($4.63 per share) on capital stock	—	—	(213,219)	—	(213,219)	—	(213,219)
Comprehensive income (loss)	—	—	288,588	72,146	360,734	(8,953)	351,781

Balance, December 31, 2012	47,975	$4,797,457	$797,567	$96,185	$893,752	$(199,380)	$5,491,829

(a)  Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows – (in thousands)

Years Ended December 31, 2012, 2011 and 2010

	Years ended December 31,
	2012	2011	2010
Operating activities

Net Income	$360,734	$244,486	$275,525

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(20,254)	(167,727)	(61,255)
Concessions on consolidated obligations	4,316	8,051	12,978
Premises, software, and equipment	4,294	5,334	5,646
Provision for credit losses on mortgage loans	1,011	3,153	1,409
Net realized gains from redemption of held-to-maturity securities	(256)	(17)	(223)
Net realized gains from sale of available-for-sale securities	—	—	(708)
Credit impairment losses on held-to-maturity securities	2,051	5,593	8,322
Change in net fair value adjustments on derivatives and hedging activities	272,834	533,791	504,841
Change in fair value adjustments on financial instruments held at fair value	(255)	10,494	3,343
Losses from extinguishment of debt	24,106	86,501	—
Net change in:
Accrued interest receivable	47,979	63,487	53,175
Derivative assets due to accrued interest	31,596	26,012	67,998
Derivative liabilities due to accrued interest	(50,639)	(45,739)	(37,141)
Other assets	1,919	2,725	(2,584)
Affordable Housing Program liability	7,488	(10,911)	(6,124)
Accrued interest payable	(18,436)	(54,254)	(73,358)
REFCORP liability	—	(21,617)	(2,617)
Other liabilities	10,502	12,492	11,117
Total adjustments	318,256	457,368	484,819
Net cash provided by (used in) operating activities	678,990	701,854	760,344
Investing activities
Net change in:
Interest-bearing deposits	92,275	100,560	(502,374)
Federal funds sold	(3,121,000)	4,018,000	(1,538,000)
Deposits with other FHLBanks	43	(80)	66
Premises, software, and equipment	(2,383)	(3,889)	(5,786)
Held-to-maturity securities:
Purchased	(3,409,692)	(4,691,522)	(551,113)
Repayments	2,482,153	2,342,986	3,302,202
In-substance maturities	4,998	3,935	22,523
Available-for-sale securities:
Purchased	—	(1,094,954)	(2,860,592)
Repayments	842,038	1,938,319	1,121,667
Proceeds from sales	735	656	36,877
Advances:
Principal collected	429,633,248	270,176,636	224,670,438
Made	(434,936,449)	(260,225,999)	(210,872,277)
Mortgage loans held-for-portfolio:
Principal collected	334,288	248,205	245,580
Purchased	(772,900)	(394,653)	(195,777)
Proceeds from sales of REO	1,924	1,692	—
Net cash (used in) provided by investing activities	(8,850,722)	12,419,892	12,873,434

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows – (in thousands)

Years Ended December 31, 2012, 2011 and 2010

	Years ended December 31,
	2012	2011	2010
Financing activities
Net change in:
Deposits and other borrowings	$(64,214)	$(301,761)	$(146,577)
Derivative contracts with financing element	(285,614)	(374,625)	(439,963)
Consolidated obligation bonds:
Proceeds from issuance	45,603,515	54,659,796	68,041,134
Payments for maturing and early retirement	(48,121,389)	(59,197,084)	(70,571,842)
Net payments on bonds transferred (to)/from other FHLBanks (a)	—	(167,381)	224,664
Consolidated obligation discount notes:
Proceeds from issuance	148,596,815	148,526,627	121,978,200
Payments for maturing	(140,943,936)	(145,793,308)	(133,402,396)
Capital stock:
Proceeds from issuance of capital stock	3,549,980	2,395,681	1,874,910
Payments for repurchase/redemption of capital stock	(3,235,548)	(2,430,428)	(2,356,594)
Redemption of mandatorily redeemable capital stock	(39,260)	(12,006)	(111,385)
Cash dividends paid (b)	(213,219)	(210,340)	(252,308)
Net cash provided by (used in) financing activities	4,847,130	(2,904,829)	(15,162,157)
Net (decrease) increase in cash and due from banks	(3,324,602)	10,216,917	(1,528,379)
Cash and due from banks at beginning of the period	10,877,790	660,873	2,189,252
Cash and due from banks at end of the period	$7,553,188	$10,877,790	$660,873

Supplemental disclosures:
Interest paid	$530,256	$566,651	$722,595
Affordable Housing Program payments (c)	$32,798	$38,341	$37,219
REFCORP payments	$—	$52,324	$71,498
Transfers of mortgage loans to real estate owned	$1,378	$1,450	$1,305
Portion of non-credit OTTI gains on held-to-maturity securities	$(1,400)	$(4,802)	$(3,270)

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Background

The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, and is one of twelve district Federal Home Loan Banks (“FHLBanks”).  The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”).  Each FHLBank is a cooperative owned by member institutions located within a defined geographic district.  The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.

Tax Status

The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for  real property taxes.

Assessments

Resolution Funding Corporation (“REFCORP”) Assessments. — Up until June 30, 2011, the FHLBanks, including the FHLBNY, were required to make payments to REFCORP based on a percentage of Net Income.  Each FHLBank was required to make payments to REFCORP until the total amount of payment actually made by all 12 FHLBanks was equivalent to a $300 million annual annuity, whose final maturity date was April 15, 2030.  The Federal Housing Finance Agency has determined that the 12 FHLBanks have satisfied their obligation to REFCORP at June 30, 2011, and no further payments will be necessary.

Affordable Housing Program (“AHP”) Assessments. — Each FHLBank, including the FHLBNY, provides subsidies in the form of direct grants and below-market interest rate advances to members, who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households.  Annually, the 12 FHLBanks must set aside the greater of $100 million or 10 percent of their regulatory defined net income for the Affordable Housing Program.

Note   1.                                                   Significant Accounting Policies and Estimates.

Change in Accounting Principle

Beginning with the fourth quarter of 2012, the FHLBNY has changed its presentation of the amortization of fair value hedge basis adjustments of modified advances.  From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance.  If the FHLBNY determines the modification is minor, the subsequent advance is considered a modification of the original advance.  If the modified advance is also hedged under a qualifying fair value hedge, the fair value basis adjustment at the modification date will be amortized over the life of the modified advance on a level-yield basis even if the modified advance was designated after modification in a fair value hedge relationship.  Prior to the fourth quarter of 2012, the FHLBNY had previously made an accounting policy election to present the amortization of the hedge basis adjustment as a component of Interest income from advances.  Beginning in the fourth quarter of 2012, the FHLBNY presented the amortization of fair value basis of the modified hedged advance in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  The change in presentation is preferable as the Interest income from advances would not be impacted by the amortization if the advance is continuously hedged, and the total Interest income and Net interest income would more closely reflect the economics of the FHLBNY’s interest margin.  The preferability of one acceptable method of accounting over another for hedge adjustments to an hedged item, which continues to be hedged when simultaneously dedesignated from one hedge relationship and redesignated into another hedge relationship, has not been addressed in any authoritative accounting literature.  The change in presentation had no impact on Net income for any periods in this report since the change impacts only the presentation of the amortization of the hedge basis adjustment.  The presentation reflects increases in reported Interest income from Advances within Net interest income by $88.3 million in 2012, $66.8 million in 2011, and $1.8 million in 2010 and corresponding decreases in Net realized and unrealized gains (losses) from derivatives and hedging actives in Other income.  The FHLBNY has reclassified the appropriate line items in the Statements of Income for 2011 and 2010 to conform to the presentation adopted in 2012.

The following table summarizes the reclassifications (in thousands):

	December 31,
	2012		2011		2010
	After Adjustment	Before Adjustment	Adjusted	As Previously Reported	Adjusted	As Previously Reported
Interest income
Advances	$524,233	$435,938	$570,966	$504,118	$616,575	$614,801
Total interest income	$903,544	$815,249	$953,342	$886,494	$1,080,382	$1,078,608
Net interest income before provision for credit losses	$466,868	$378,573	$508,763	$441,915	$457,558	$455,784
Net interest income after provision for credit losses	$465,857	$377,562	$505,610	$438,762	$456,149	$454,375

Other income (loss)
Net realized and unrealized gains (losses) on derivatives and hedging activities	$47,280	$135,575	$16,691	$83,539	$24,982	$26,756

Total other income (loss)	$31,335	$119,630	$(80,680)	$(13,832)	$14,767	$16,541

Federal Home Loan Bank of New York

Notes to Financial Statements

Basis of Presentation

The accompanying financial statements of the Federal Home Loan Bank of New York have been prepared in accordance with GAAP and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X promulgated by the SEC.

Significant Accounting Policies and Estimates

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the Bank’s securities portfolios, and estimating fair values of certain assets and liabilities.

Financial Instruments with Legal Right of Offset

The FHLBNY has derivative instruments and securities purchased under agreements to resell, that are subject to enforceable master netting arrangements.  The FHLBNY has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements.  The FHLBNY did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged.  Likewise, there may be a delay for excess collateral to be returned.  For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of the individual master agreement between the FHLBNY and its derivative counterparty.  Additional information regarding these agreements is provided in Note 16. Derivatives and Hedging Activities. For securities purchased under agreements to resell, the FHLBNY did not have any unsecured amounts based on the fair value of the related collateral held for the periods presented.  Additional information about the FHLBNY’s investments in securities purchased under agreements to resell is disclosed in Note 4. Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Fair Value Measurements and Disclosures

The accounting standard on fair value measurements and disclosures discusses how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.  In January 2010, the Financial Accounting Standards Board (“FASB”) provided further guidelines effective January 1, 2010 that required enhanced disclosures about fair value measurements, which the FHLBNY adopted in the 2010 first quarter.  For more information, see Note 17. Fair Values of Financial Instruments.

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

The FHLBNY has complied with the accounting guidance on fair value measurements and disclosures establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability, and would be based on market data obtained from sources independent of FHLBNY.  Unobservable inputs are inputs that reflect FHLBNY’s assumptions about the parameters market participants would use in pricing the asset or liability, and would be based on the best information available in the circumstances.

At December 31, 2012 and 2011, fair values were measured and recorded on a recurring basis for derivatives, available-for-sale securities (“AFS securities”), and certain financial instruments elected under the Fair Value

Federal Home Loan Bank of New York

Notes to Financial Statements

Option (“FVO”).  On a non-recurring basis, certain held-to-maturity securities that were deemed to be credit impaired or other-than-temporarily impaired, were measured and recorded at their fair values.  For more information about the fair value hierarchy, and the hierarchy levels of the FHLBNY’s financial instruments, see Note 17.  Fair Values of Financial Instruments.

Fair values of Derivative Positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets, liabilities, and certain firm commitments to mitigate fair value risks.  Valuations of derivative assets and liabilities reflect the value of the instrument including the value associated with counterparty risk.  Derivative values also take into account the FHLBNY’s own credit standing.  The computed fair values of the FHLBNY’s OTC derivatives take into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The agreements include collateral thresholds that reflect the net credit differential between the FHLBNY and its derivative counterparties.  On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of the credit differential between the FHLBNY and its derivative counterparties to an immaterial level such that an adjustment for nonperformance risk was not deemed necessary.  At December 31, 2012, the FHLBNY adopted the overnight indexed swap curve (“OIS”) methodology for valuing its derivatives by incorporating OIS as an additional input to its valuation model.  Adoption did not result in a material effect on the FHLBNY’s financial condition, results of operations or cash flows.  For more information about the OIS methodology and adoption, see Note 17. Fair Values of Financial Statements.

Fair values of Investments Classified as AFS securities — The Bank’s investments classified as AFS are primarily comprised of mortgage-backed securities that are GSE issued variable-rate collateralized mortgage obligations and are recorded at their estimatable fair values.  The fair values of investment in MBS are estimated by management using specialized pricing services that employ pricing models or quoted prices of securities with similar characteristics.  The Bank has established that the pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing.

Fair values of other assets and liabilities — For more information about methodologies used by the Bank to validate vendor pricing, and Levels associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2012 and 2011, see Note 17.  Fair Values of Financial Instruments.

Investment Securities

The FHLBNY classifies investment securities as held-to-maturity and available-for-sale at the date of the acquisition of securities.  Investments were primarily agency issued mortgage-backed securities, and state and local housing finance agency obligations.  Purchases and sales of securities are recorded on a trade date basis.  We estimate prepayments for purposes of amortizing premiums and accreting discounts associated with certain investment securities in accordance with accounting guidance for investments in debt and equity securities, which requires premiums and discounts to be recognized in income at a constant effective yield over the life of the instrument.  Because actual prepayments often deviate from the estimates, we periodically recalculate the effective yield to reflect actual prepayments to date.  Adjustments of the effective yields for mortgage-backed securities are recorded on a retrospective basis, as if the new estimated life of the security had been known at its original acquisition date.

Held-to-Maturity Securities — The FHLBNY classifies investments for which it has both the ability and intent to hold to maturity as held-to-maturity investments.  Such investments are recorded at amortized cost basis, which includes adjustments made to the cost of an investment for accretion and amortization of discounts and premiums, collection of cash, and fair value hedge accounting adjustments.  If a held-to-maturity security is determined to be credit impaired or other-than-temporarily impaired (“OTTI”), the amortized cost basis of the security is adjusted for credit losses.  Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) and recognized in AOCI; the adjusted amortized cost basis is the carrying value of the OTTI security as reported in the Statements of Condition.  Carrying value for a held-to-maturity security that is not OTTI is its amortized cost basis.  Interest income on such securities is included in Interest income.

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

AFS Securities — The FHLBNY classifies investments that it may sell before maturity as AFS and carries them at fair value.  Until AFS securities are sold, changes in fair values are recorded in AOCI as Net unrealized gain or (loss) on AFS securities.  The FHLBNY computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in Other income (loss).  The FHLBNY treats securities purchased under agreements to resell as collateralized financings because the counterparty retains control of the securities.  Interest from such securities is included in Interest income.

Federal Home Loan Bank of New York

Notes to Financial Statements

Other-Than-Temporary Impairment (“OTTI”) — Accounting and governance policies, and impairment analysis.

The FASB’s guidance issued in 2009 on the recognition and presentation of OTTI is primarily intended to provide greater clarity to investors about the credit and non-credit component of an OTTI event and to more effectively communicate when an OTTI event has occurred.  The guidance was incorporated in the Bank’s investment policies, and is summarized below.

The FHLBNY evaluates its investments for impairment quarterly, and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security.  A security is considered impaired if its fair value is less than its amortized cost basis.

To assess whether the amortized cost basis of the FHLBNY’s private-label MBS will be recovered in future periods, the Bank performs OTTI analysis by cash flow testing 100 percent of its private-label MBS.  The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac, a government agency, or a state and local housing agency by considering the creditworthiness and performance of the debt securities and the strength of the guarantees underlying the securities.

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

OTTI FHLBank System Governance Committee — In 2009, the Finance Agency, the FHLBanks’ regulator, provided the FHLBanks with guidance on the process for determining OTTI with respect to the FHLBanks’ holdings of private-label MBS and for adoption of the guidance for recognition and presentation of OTTI.  The goal of the guidance is to promote consistency among all FHLBanks in the process for determining and presenting OTTI for private-label MBS.  Consistent with the objectives of the Finance Agency, the FHLBanks formed an OTTI Governance Committee (“OTTI Committee”) with the responsibility for reviewing and approving key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS.  The OTTI Committee charter was approved in 2009, and provides a formal process by which the FHLBanks can provide input on and approve the assumptions.  FHLBanks that hold the same private-label MBS are required to consult with one another to make sure that any decision that a commonly held private-label MBS is OTTI, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.

Consistent with guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for 50 percent of the FHLBNY’s private-label MBS that the two FHLBanks could analyze for OTTI.  The FHLBNY has developed key modeling assumptions to forecast cash flows for 100 percent of its private-label MBS in order to identify credit OTTI each quarter.  The FHLBNY uses the OTTI results from the FHLBanks of San Francisco and Chicago to benchmark the FHLBNY’s own OTTI conclusions.

Cash Flow Analysis Derived from the FHLBNY’s Own Assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions were determined primarily using historical performance data of the 51 private-label MBS (100 percent) at each quarter-end date in 2011 and 2012.  These assumptions and performance measures were benchmarked by comparing to (1) performance parameters from “market consensus”, and for 50 percent of the PLMBS portfolio to (2) the assumptions and parameters provided by the OTTI Committee.

Federal Home Loan Bank of New York

Notes to Financial Statements

The internal process calculates the historical average of each bond’s prepayments, defaults, and loss severities, and considered other factors such as delinquencies and foreclosures.  Management’s assumptions are primarily based on historical performance statistics extracted from reports from trustees, loan servicers and other sources.  In arriving at historical performance assumptions, which is the FHLBNY’s expected case assumptions, the FHLBNY also considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss, credit enhancements, if any; and other collateral-related characteristics such as FICO® credit scores, and delinquency rates.  The relative importance of this information varies based on the facts and circumstances surrounding each security as well as the economic environment at the time of assessment.

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

Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal funds sold.  Federal funds sold are recorded at cost on settlement date and interest is accrued using contractual rates.

Securities purchased under agreements to resell.  As part of FHLBNY’s banking activities with counterparties, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which securities are taken as collateral.  The FHLBNY does not have the right to repledge the securities received.  Securities purchased under agreements to resell generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.  The FHLBNY did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

Advances

Accounting for Advances.  The FHLBNY reports advances at amortized cost, net of unearned commitment fees, discounts and premiums, (discounts are generally associated with advances for the Affordable Housing Program).  If the advance is hedged, its carrying value will include hedging valuation adjustments.  Advances elected under the FVO will include fair value adjustments.  The FHLBNY records interest on advances to income as earned, and amortizes the premium and accretes the discounts on advances prospectively to interest income using a level-yield methodology.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

more than minor.  If the FHLBNY determines that the modification is more than minor, the transaction is treated as an advance termination with subsequent funding of a new advance, with gains or losses recognized in earnings for the period.  If the FHLBNY determines the modification is minor, the subsequent advance is considered a modification of the original advance.

If the modified advance is also hedged under a qualifying fair value hedge, the fair value basis adjustments at the modification date will be amortized over the life of the modified advance on a level-yield basis, and recorded in Other income (loss) as Net realized and unrealized gain (loss) on derivatives and hedging activities.  Typically, hedge accounting will continue after modification.  The FHLBNY will record subsequent fair value changes attributable to hedged risks of the advance and the fair value changes of the hedging instrument in Other income as a Net realized and unrealized gain (loss) on derivatives and hedging activities.

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

Mortgage Loans Held-for-Portfolio

The FHLBNY participates in the Mortgage Partnership Finance program® (“MPF” ®) by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (“PFI”).  Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at December 31, 2012 and 2011.  The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities.

Credit Enhancement Obligations and Loss Layers.  The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers.  Collectability of the loans is first supported by liens on the real estate securing the loan.  For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80 percent at origination, which is paid for by the borrower.  Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $18.4 million and $13.6 million at December 31, 2012 and 2011.  The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements.  If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI.  The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY or originates as an agent for the FHLBNY (only relates to MPF 100 product).  For assuming this risk, PFIs receive monthly credit enhancement fees from the FHLBNY.

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

Accounting for Mortgage Loans.  The FHLBNY has the intent and ability to hold these mortgage loans for the foreseeable future or until maturity or payoff, and classifies mortgage loans as held-for-portfolio.  Loans are reported at their principal amount outstanding, net of premiums and discounts, which is the fair value of the mortgage loan on settlement date.  The FHLBNY defers premiums and discounts, and uses the contractual method to amortize premiums and accrete discounts on mortgage loans.  The contractual method recognizes the income effects of premiums and discounts in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based upon assumptions about future borrower behavior.

Mortgage loans in foreclosure are written down and measured at their fair values on a non-recurring basis (see Note 17. Fair Values of Financial Instruments).  The FHLBNY records credit enhancement fees as a reduction to mortgage loan interest income, and records other non-origination fees, such as delivery commitment extension fees

Federal Home Loan Bank of New York

Notes to Financial Statements

and pair-off fees, as derivative income over the life of the commitment.  All such fees were insignificant for all periods reported.

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

Troubled Debt Restructurings (“TDRs”) and MPF modification standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  In April 2011, FASB issued new guidance that clarified how to determine when a borrower is experiencing financial difficulty, when a concession is granted by a creditor, and when a delay is considered insignificant.  Adoption of the new TDR accounting guidance had no material impact on the numbers of loans restructured and modified or the amounts in allowance for credit losses.

Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2013.  This modification plan was made available to homeowners currently in default or imminent danger of default.  As of December 31, 2012, three MPF loans, which were modified under the plan, were performing under the plan terms.  One modified loan was in bankruptcy.

The MPF loan troubled debt restructurings primarily involve modifying the borrower’s monthly payment for a period of up to 36 months to no more than a housing expense ratio of 38% of their monthly income.  The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio not to exceed 38%.  This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged.  If the 38% ratio is still not met, the MPF program reduces for up to 36 months the interest rate in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, until the target 38% housing expense ratio is met.  A MPF loan involved in the troubled debt restructuring program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  The credit loss on a TDR would be based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower, and the net cash flows discounted by its original yield.  When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a non-performing TDR loan and will continue to be evaluated individually for credit losses until the MPF loan is performing to its original terms.  Forgiveness information for loans modified under this program has been omitted since the MPF allows modifications for no more than a maximum period of 36 months, at which point the loan terms revert to its original terms.

Beginning with the fourth quarter of 2012, the FHLBNY expanded the TDR disclosures to include loans that had been discharged from bankruptcy.  As of December 31, 2012, mortgage loans included $8.8 million of MPF that had been previously discharged under bankruptcy.  The FHLBNY determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  The FHLBNY does not consider loans discharged from bankruptcy as impaired, unless the loan is past due 90 days or more, and $0.6 million of such loans were considered for impairment because of their past-due delinquency status.  The allowance for credit losses associated with those loans was immaterial.

Allowance for Credit Losses on Mortgage Loans.  The Bank reviews its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest.  An allowance for credit losses is a valuation allowance separately established for each identified loan (individually evaluated) in order to provide for probable losses inherent in loans, that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due 90 days or more.  Beginning with the third quarter of 2012, the FHLBNY deemed loans that were in bankruptcy status as impaired, regardless of their delinquency status.  At December 31, 2012, the expanded impairment classification resulted in an additional $2.7 million of loans as impaired, and the associated credit loss allowance was $0.5 million.

The aggregate allowance for credit losses on mortgage loans was $7.0 million and $6.8 million at December 31, 2012 and 2011.

Impairment Methodology and Portfolio Segmentation and Disaggregation — When a mortgage loan is classified as impaired, it is then analyzed for credit losses.  Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Each such loan is measured for impairment based on the fair value of the underlying property less estimated selling costs.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment.  To the extent that the net fair value of the property (collateral) is less than the recorded investment in the loan, a loan loss allowance is recorded.  FHA and VA are insured loans, and are excluded from the analysis.  FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their

Federal Home Loan Bank of New York

Notes to Financial Statements

obligations.  FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and would be based on aging, collateral value and estimated costs to recover any uninsured portion of the MPF loan.

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

Mandatorily Redeemable Capital Stock

Generally, the FHLBNY’s capital stock is redeemable at the option of both the member and the FHLBNY, subject to certain conditions, and is subject to the provisions under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.  Dividends paid on capital stock classified as mandatorily redeemable stock are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.

Mandatorily redeemable capital stock at December 31, 2012 and 2011 represented stocks held by former members who were no longer members by virtue of being acquired by members of another FHLBank.

Accounting Considerations under the Capital Plan -There are three triggering events that could cause the FHLBNY to repurchase capital stock.

•      a member requests redemption of excess membership stock;

•                  a member delivers notice of its intent to withdraw from membership; or

•                  a member attains non-member status (through merger into or acquisition by a non-member, charter termination, or involuntary termination from membership).

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

The FHLBNY’s capital stock can only be acquired and redeemed at par value; and are not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 11. Affordable Housing Program).  The FHLBNY charges the required funding for AHP to earnings and establishes a liability.  The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  The FHLBNY also issues AHP advances at interest rates below the customary interest rates for non-subsidized advances.  When the FHLBNY makes an AHP advance, the present value of the variation in the cash flow caused by the difference between the AHP advance interest rate and the FHLBNY’s related cost of funds for comparable maturity funding is charged against the AHP liability.  The amounts are then recorded as a discount on the AHP advance, and were not material for all years reported.  As an alternative, the FHLBNY has the authority to make the AHP subsidy available to members as a grant.  AHP assessment is based on a fixed percentage of income before adjustment for dividends associated with mandatorily redeemable capital stock, and until June 30, 2011, before REFCORP assessments (REFCORP assessments ceased effective June 30, 2011).  Dividend payments are reported as interest expense in accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.  If

Federal Home Loan Bank of New York

Notes to Financial Statements

the FHLBNY incurs a loss for the entire year, no AHP assessment or assessment credit is due or accrued, as explained more fully in Note 11. Affordable Housing Program.

Commitment Fees

The FHLBNY records the present value of fees receivable from standby letters of credit as an asset and an offsetting liability for the obligation.  Fees, which are generally received for one year in advance, are recorded as unrecognized standby commitment fees (deferred credit) and amortized monthly over the commitment period.  The FHLBNY amortizes fees received to income using the straight line method.

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

The FHLBNY had no foreign currency assets, liabilities or hedges in 2012, 2011 or 2010.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

realized and unrealized gain (loss) on derivatives and hedging activities.  The differentials between accruals of interest income and expense on derivatives designated as fair value or cash flow hedges that qualify for hedge accounting treatment are recognized as adjustments to the interest income or expense of the hedged advances and consolidated obligations.

Changes in the fair value of a derivative not qualifying for hedge accounting are recorded in current period earnings with no fair value adjustment to the asset or liability that are being hedged on an economic basis.  For a derivative that does not qualify for hedge accounting, the net interest associated with the derivative is recorded together with changes in its fair value in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  Net interest and changes in fair values of derivatives designated as economic hedges (also referred to as standalone hedges), or when executed as intermediated derivatives for members, are also recorded in the manner described above.

The FHLBNY routinely issues debt to investors and makes advances to members in which a derivative instrument is “embedded”.  Upon execution of these transactions, the FHLBNY assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.  If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract as prescribed for hybrid financial instruments under accounting standards for derivatives and hedge accounting, and carried at fair value.  However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, the changes in fair value would be reported in current earnings (such as an investment security classified as “trading”; or, if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument).  The FHLBNY had no financial instruments with embedded derivatives that required bifurcation at December 31, 2012 and 2011.

When hedge accounting is discontinued because the FHLBNY determines that the derivative no longer qualifies as an effective Fair value hedge of an existing hedged item, the FHLBNY continues to carry the derivative on the balance sheet at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield methodology.  When the hedged item is a firm commitment, and hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBNY would continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

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

Cash Collateral Associated with Derivative Contracts

The Bank reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting agreements with derivative counterparties, which include interest receivable and payable on derivative contracts and the fair values of the derivative contracts.  The Bank records cash collateral received and paid in the Statements of Condition as Derivative assets and liabilities in the following manner — Cash collateral pledged by the Bank is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets.  No securities were either pledged or received as collateral for derivatives executed with swap counterparties at December 31, 2012 and 2011.

Premises, Software and Equipment

The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from four to five years.  Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the terms of the underlying leases.  Amortization periods range up to five years.  The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred.  The Bank includes gains and losses on disposal of premises and equipment in Other income (loss).

Consolidated Obligations

The FHLBNY reports consolidated obligation bonds and discount notes at amortized cost, net of discounts and premiums.  If the consolidated obligation debt is hedged, its carrying value will include hedging valuation adjustments.  The carrying value of consolidated obligation debt elected under the FVO will be its fair value.  The FHLBNY records interest paid on consolidated obligation bond in interest expense.

Federal Home Loan Bank of New York

Notes to Financial Statements

Concessions on Consolidated Obligations — Concessions are paid to dealers in connection with the issuance of certain consolidated obligation bonds.  The Office of Finance prorates the amount of the concession to the FHLBNY based upon the percentage of the debt issued that is assumed by the FHLBNY.  Concessions paid on consolidated obligation bonds elected under the FVO are expensed as incurred.  Concessions paid on consolidated obligation bonds not designated under the FVO, are deferred and amortized, using the contractual level-yield method, over the term to maturity of the consolidated obligation bond.  The FHLBNY charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of their short maturities; amounts are recorded in consolidated obligations interest expense.

Discounts and Premiums on Consolidated Obligations — The FHLBNY expenses the discounts on consolidated obligation discount notes, using the level-yield method, over the term of the related notes and amortizes the discounts and premiums on callable and non-callable consolidated bonds, also using the contractual level-yield method, over the term to maturity of the consolidated obligation bonds.

Finance Agency and Office of Finance Expenses

The FHLBNY is assessed for its proportionate share of the costs of operating the Finance Agency and the Office of Finance.  The Finance Agency is authorized to impose assessments on the FHLBanks and two other GSEs, in amounts sufficient to pay the Finance Agency’s annual operating expenses.

The Office of Finance is also authorized to impose assessments on the FHLBanks, including the FHLBNY, in amounts sufficient to pay the Office of Finance’s annual operating and capital expenditures.  Each FHLBank is assessed a prorated — (1) two-thirds based upon each FHLBank’s share of total consolidated obligations outstanding and (2) one-third based upon an equal pro-rata allocation.  Prior to January 2, 2011, each FHLBank was assessed for the Office of Finance operating and capital expenditures based on capital stock outstanding, the volume of consolidated obligations issued, and the amount of consolidated obligations outstanding, all as a percentage of the total of the items for all 12 FHLBanks.

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

Cash Flows

In the Statements of Cash Flows, the FHLBNY considers Cash and due from banks to be cash.  Federal funds sold, securities purchased under agreements to resell, certificates of deposit, and interest-earning balances at the Federal Reserve Banks are reported in the Statements of Cash Flows as investing activities.  Cash collateral posted is reported as a deduction to Derivative liabilities and cash collateral received is reported as a deduction to Derivative assets in the Statements of Condition.  In the Statements of Cash Flows, cash collateral posted is reported as a net change in investing activities, and cash collateral received is reported as a net change in financing activities.

Derivative instruments — Cash flows from a derivative instrument that is accounted for as a fair value or cash flow hedge, including those designated as economic hedges are reflected as cash flows from operating activities provided the derivative instrument does not include an other-than-insignificant financing element at inception.

When the FHLBNY executes an off-market derivative, which would typically require an up-front cash exchange, the FHLBNY will analyze the transaction and would deem it to contain a financing element if the cash exchange is more than insignificant.

Losses on debt extinguishment — In the Statements of Cash flows for the years ended December 31, 2012 and 2011, net losses of $24.1 million and $86.5 million from debt retirement were included as part of financing activities.

Federal Home Loan Bank of New York

Notes to Financial Statements

Recently Adopted Significant Accounting Policies

Presentation of Comprehensive Income. — In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The Accounting Standards Update (“ASU”) requires an entity to present comprehensive income either in a single statement or in two consecutive statements.  This ASU became effective for the FHLBNY for interim and annual periods beginning on January 1, 2012, applied retrospectively for all periods presented.  The FHLBNY elected and adopted the two-statement approach.  Under this approach, the FHLBNY is required to present components of net income and total net income in the Statement of Income.  The Statements of Comprehensive Income follows the Statements of Income and includes the components of OCI and a total for OCI, along with a total for comprehensive income.  The ASU removed the option of reporting other comprehensive income in the Statement of changes in stockholders’ equity.

Reconsideration of Effective Control for Repurchase Agreements. — In April 2011, the FASB issued ASU No. 2011-03, Transfer and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  The ASU was issued to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The new guidance removes from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on the substantially agreed-upon terms, even in the event of the transferee’s default, and (ii) the collateral maintenance implementation guidance related to that criterion.  The new guidance became effective for interim or annual periods beginning on or after December 15, 2011 (January 1, 2012, for the Bank) and was applied prospectively to transactions or modifications of existing transactions that occurred on or after January 1, 2012.  The adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Fair Value Measurement and Disclosure — Beginning January 1, 2012, the FHLBNY adopted the guidance under the FASB’s ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The guidance is intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs, and its adoption did not change the FHLBNY’s methodologies for estimating fair value.  The FHLBNY’s disclosures with respect to the classification of its financial instruments and measurement of their significance are summarized in Note 17. Fair Values of Financial Instruments.

Note   2.                                                         Recently Issued Accounting Standards and Interpretations.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  The ASU requires new footnote disclosures of items reclassified from accumulated OCI to net income.  The requirements will be effective for the first quarter of 2013.  For the FHLBNY, the expanded disclosures would include reclassifications from AOCI for previously recorded non-credit losses due to OTTI, realized gains and loss due to cash flow hedges, gains and losses due to changes in assumptions of supplemental pension and postretirement benefit plans, and reclassifications of gains and losses on available-for-sale securities.  The application of this guidance will impact disclosures and will have no impact on the FHLBNY’s financial condition, results of operations or cash flows.

Joint and Several Liability Arrangements.  In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors.  In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  We are evaluating the potential impact, if any, of this ASU on our financial statements.  This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively for obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption.

Disclosures about Offsetting Assets and Liabilities.  In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.  The standard requires enhanced disclosures about certain financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement.  In January 2013, the FASB clarified that the scope of this guidance is limited to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

The new disclosures requirements should enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those financial statements in accordance with IFRS.  On adoption, this guidance will require the FHLBNY to disclose both gross and net information about certain financial instruments and derivative instruments, which are either offset on the statement of condition or subject to an enforceable master netting arrangement or similar agreement.  This guidance will become effective for interim and annual periods beginning January 1, 2013 and is required retrospectively for all comparative periods presented.  The application of this guidance will impact disclosures and will have no impact on the FHLBNY’s financial condition, results of operations or cash flows.

Framework For Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  On April 9, 2012, the Federal Housing Finance Agency (“FHFA”), the FHLBank’s regulator,

Federal Home Loan Bank of New York

Notes to Financial Statements

issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that establishes adverse classification, identification of Special Mention assets and off-balance sheet credit exposures.  The guidance is expected to be applied prospectively, and was effective at issuance.  However, the FHFA issued additional guidance that extends the effective date of this Advisory Bulletin to January 1, 2014.

The guidance also prescribes the timing of asset charge-offs if an asset is at 180 days or more past due, subject to certain conditions.

The FHLBNY is continuing to review the guidance, and its preliminary conclusion is that adoption of the Advisory Bulletin would change the FHLBNY’s existing charge-off policy, but would not impact the Bank’s credit classification practices or the credit loss measurement methodologies in any significant manner.  Under existing policies, the FHLBNY records a charge-off on MPF loans based upon the occurrence of a confirming event, which is typically the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure.  Adoption of the Advisory Bulletin may accelerate the timing of charge-offs, and the FHLBNY is reviewing the operational aspects of implementing the guidance.  The FHLBNY’s current practice is to record credit loss allowance on a loan level basis on all MPF loans delinquent 90 days or greater (for loans in bankruptcy status, an allowance is recorded regardless of delinquency status), and to measure the allowance based on the shortfall of the value of collateral (less estimated selling costs) to the recorded investment in the impaired loan.  Therefore, the FHLBNY does not expect an acceleration of the charge-offs to have a material impact on the results of financial condition, results of operations and cash flows.

Note   3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.

Compensating Balances

The Federal Reserve Board of Governors modified the reserve requirements at the Federal Reserve Bank effective July 12, 2012.  These new requirements state that the FHLBNY is exempted from maintaining any required clearing balance.  Prior to the change, the FHLBNY maintained $1.0 million and utilized the balance to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $85.1 million and $69.6 million as of December 31, 2012 and December 31, 2011.  The Bank includes member reserve balances in Other liabilities in the Statements of Condition.

Cash Collateral Pledged to Derivative Counterparties

The FHLBNY executes derivatives with major swap dealers and financial institutions, collectively swap counterparties, and enters into bilateral collateral agreements.  When counterparties are exposed, the FHLBNY would typically post cash as pledged collateral to mitigate the counterparty’s credit exposure.  At December 31, 2012 and 2011, the FHLBNY had deposited $2.5 billion and $2.6 billion with swap counterparties and these amounts earned interest generally at the overnight Federal funds rate.  The cash posted was recorded as a deduction to Derivative liabilities.

Note   4.                                                         Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Federal funds sold — Federal funds sold are unsecured advances to third parties.

Securities purchased under agreements to resell — As part of FHLBNY’s banking activities, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which securities are taken as collateral.  The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral.  The collateral is typically in the form of highly-rated marketable securities, and the FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  Under these agreements, the FHLBNY would not have the right to repledge the securities received.  Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.

There were no balances outstanding at December 31, 2012 or 2011.  Transaction balances averaged $42.1 million in 2012 and $0 in 2011.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note   5.                                                   Held-to-Maturity Securities.

Major Security Types (in thousands)

	December 31, 2012
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$459,114	$—	$459,114	$37,312	$—	$496,426
Freddie Mac	133,347	—	133,347	9,462	—	142,809
Total pools of mortgages	592,461	—	592,461	46,774	—	639,235

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,602,017	—	2,602,017	24,940	—	2,626,957
Freddie Mac	2,484,560	—	2,484,560	27,058	(1)	2,511,617
Ginnie Mae	64,681	—	64,681	854	—	65,535
Total CMOs/REMICs	5,151,258	—	5,151,258	52,852	(1)	5,204,109

Commercial Mortgage-Backed Securities
Fannie Mae	930,982	—	930,982	30,272	(593)	960,661
Freddie Mac	3,128,561	—	3,128,561	266,562	—	3,395,123
Ginnie Mae	2,969	—	2,969	27	—	2,996
Total commercial mortgage-backed securities	4,062,512	—	4,062,512	296,861	(593)	4,358,780

Non-GSE MBS (b)
CMOs/REMICs	106,063	(1,006)	105,057	3,336	(537)	107,856

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	132,551	—	132,551	1,531	(1,810)	132,272
Home equity loans (insured) (c)	204,500	(45,676)	158,824	49,531	(944)	207,411
Home equity loans (uninsured)	135,290	(16,789)	118,501	15,354	(10,634)	123,221
Total asset-backed securities	472,341	(62,465)	409,876	66,416	(13,388)	462,904

Total MBS	10,384,635	(63,471)	10,321,164	466,239	(14,519)	10,772,884

Other
State and local housing finance agency obligations	737,600	—	737,600	2,097	(56,025)	683,672

Total Held-to-maturity securities	$11,122,235	$(63,471)	$11,058,764	$468,336	$(70,544)	$11,456,556

	December 31, 2011
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$652,061	$—	$652,061	$49,797	$—	$701,858
Freddie Mac	187,515	—	187,515	12,709	—	200,224
Total pools of mortgages	839,576	—	839,576	62,506	—	902,082

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae (d)	2,643,004	—	2,643,004	30,093	(1,865)	2,671,232
Freddie Mac	2,822,438	—	2,822,438	47,207	(1,604)	2,868,041
Ginnie Mae	89,586	—	89,586	741	—	90,327
Total CMOs/REMICs	5,555,028	—	5,555,028	78,041	(3,469)	5,629,600

Commercial Mortgage-Backed Securities
Fannie Mae (d)	269,014	—	269,014	8,364	(1)	277,377
Freddie Mac	1,993,002	—	1,993,002	138,025	—	2,131,027
Ginnie Mae	34,447	—	34,447	978	—	35,425
Total commercial mortgage-backed securities	2,296,463	—	2,296,463	147,367	(1)	2,443,829

Non-GSE MBS (b)
CMOs/REMICs	186,805	(1,708)	185,097	2,925	(1,343)	186,679

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	153,881	—	153,881	—	(8,387)	145,494
Home equity loans (insured) (c)	230,901	(53,596)	177,305	34,483	(5,853)	205,935
Home equity loans (uninsured)	157,089	(20,545)	136,544	14,294	(18,395)	132,443
Total asset-backed securities	541,871	(74,141)	467,730	48,777	(32,635)	483,872

Total MBS	9,419,743	(75,849)	9,343,894	339,616	(37,448)	9,646,062

Other
State and local housing finance agency obligations	779,911	—	779,911	2,433	(80,032)	702,312

Total Held-to-maturity securities	$10,199,654	$(75,849)	$10,123,805	$342,049	$(117,480)	$10,348,374

(a)          Unrecognized gross holding gains and losses represent the difference between fair value and carrying value of a held-to-maturity security.  At December 31, 2012 and December 31, 2011, the FHLBNY had pledged MBS with an amortized cost basis of $2.8 million and $2.0 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

(b)          These are private-label mortgage- and asset-backed securities.

(c)           Amortized cost - Manufactured housing bonds insured by AGM (formerly FSA) were $132.6 million and $153.9 million at December 31, 2012 and December 31, 2011.  Asset-backed securities (supported by home equity loans) insured by AGM were $69.8 million and $73.7 million at December 31, 2012 and December 31, 2011.  Asset-backed securities (supported by home equity loans) insured by Ambac and MBIA, together, were $134.7 million and $157.2 million at December 31, 2012 and December 31, 2011.  For the purpose of calculating OTTI, the FHLBNY has determined that it will rely on Ambac and MBIA for projected cash flow shortfalls through March 31, 2013.

(d)          The reported CMBS balance at December 31, 2011 was adjusted to appropriately classify the security type at December 31, 2011.

Federal Home Loan Bank of New York

Notes to Financial Statements

Unrealized Losses

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis.  The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position.  Unrealized losses represent the difference between fair value and amortized cost.  The baseline measure of unrealized loss is amortized cost, which is not adjusted for non-credit OTTI.  Total unrealized losses in this table will not equal unrecognized losses by Major security type disclosed in the previous table.  Unrealized losses are calculated after adjusting for credit OTTI.  In the previous table, unrecognized losses are adjusted for credit and non-credit OTTI.  (in thousands):

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$309,295	$(56,025)	$309,295	$(56,025)

MBS Investment Securities
MBS-GSE
Fannie Mae	192,268	(593)	—	—	192,268	(593)
Freddie Mac	453	(1)	—	—	453	(1)
Total MBS-GSE	192,721	(594)	—	—	192,721	(594)
MBS-Private-Label	61,742	(595)	297,585	(19,207)	359,327	(19,802)
Total MBS	254,463	(1,189)	297,585	(19,207)	552,048	(20,396)
Total	$254,463	$(1,189)	$606,880	$(75,232)	$861,343	$(76,421)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$292,348	$(80,032)	$292,348	$(80,032)

MBS Investment Securities
MBS-GSE
Fannie Mae	993,420	(1,866)	—	—	993,420	(1,866)
Freddie Mac	729,246	(1,604)	—	—	729,246	(1,604)
Total MBS-GSE	1,722,666	(3,470)	—	—	1,722,666	(3,470)
MBS-Private-Label	19,418	(430)	525,436	(61,469)	544,854	(61,899)
Total MBS	1,742,084	(3,900)	525,436	(61,469)	2,267,520	(65,369)
Total	$1,742,084	$(3,900)	$817,784	$(141,501)	$2,559,868	$(145,401)

At December 31, 2012, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $56.0 million.  These gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of December 31, 2012, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations.  As a result, the Bank expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the Bank may experience OTTI in future periods.

Redemption Terms

The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.

	December 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due in one year or less	$—	$—	$3,315	$3,347
Due after one year through five years	15,040	15,853	—	—
Due after five years through ten years	60,885	59,531	59,175	58,750
Due after ten years	661,675	608,288	717,421	640,215
State and local housing finance agency obligations	737,600	683,672	779,911	702,312

Mortgage-backed securities
Due after one year through five years	156,317	166,810	972	981
Due after five years through ten years	4,219,907	4,521,574	2,836,464	3,005,000
Due after ten years	6,008,411	6,084,500	6,582,307	6,640,081
Mortgage-backed securities	10,384,635	10,772,884	9,419,743	9,646,062

Total Held-to-maturity securities	$11,122,235	$11,456,556	$10,199,654	$10,348,374

(a)         Amortized cost is net of unamortized discounts and premiums of $28.0 million and $8.3 million at December 31, 2012 and December 31, 2011.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	December 31, 2012		December 31, 2011
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$4,079,413	$4,077,539	$3,528,227	$3,525,334
Floating	5,177,391	5,177,392	4,391,908	4,391,907
Total CMO	9,256,804	9,254,931	7,920,135	7,917,241
Pass Thru (a)
Fixed	1,018,578	958,014	1,373,804	1,301,956
Floating	109,253	108,219	125,804	124,697
Total Pass Thru	1,127,831	1,066,233	1,499,608	1,426,653
Total MBS	10,384,635	10,321,164	9,419,743	9,343,894
State and local housing finance agency obligations
Fixed	76,375	76,375	106,901	106,901
Floating	661,225	661,225	673,010	673,010
Total HFA	737,600	737,600	779,911	779,911
Total Held-to-maturity securities	$11,122,235	$11,058,764	$10,199,654	$10,123,805

(a) Includes MBS supported by pools of mortgages.

Impairment Analysis (OTTI) of GSE-issued and Private Label Mortgage-backed Securities

The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and a U.S. government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities.  Based on analysis, GSE- and agency-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE- and agency-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on 100 percent of securities.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates.

Monoline insurance — Certain held-to-maturity private-label MBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities, and the analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the Bank has determined that for bond insurer Assured Guaranty Municipal Corp. insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurers MBIA and Ambac, the reliance period is probable until March 31, 2013.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present the UPB, Fair values, and the Bond insurer at December 31, 2012 and 2011 for securities that were determined to be OTTI in 2012 and 2011 (in thousands):

	At December 31, 2012 (a)						Twelve months ended December 31, 2012
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b), (d)
Security Classification	UPB	Fair Value	UPB	Fair Value	UPB	Fair Value	Credit Loss	Non-credit Loss
RMBS-Prime	$—	$—	$—	$—	$7,788	$7,045	$(305)	$24
HEL Subprime (c)	—	—	42,027	30,703	2,807	2,805	(1,746)	1,376
Total Securities	$—	$—	$42,027	$30,703	$10,595	$9,850	$(2,051)	$1,400

	At December 31, 2011 (a)						Twelve months ended December 31, 2011
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b), (d)
Security Classification	UPB	Fair Value	UPB	Fair Value	UPB	Fair Value	Credit Loss	Non-credit Loss
RMBS-Prime	$—	$—	$—	$—	$24,960	$24,141	$(141)	$(175)
HEL Subprime (c)	28,543	16,779	40,734	25,470	3,478	3,328	(5,452)	4,977
Total Securities	$28,543	$16,779	$40,734	$25,470	$28,438	$27,469	$(5,593)	$4,802

(a)         Unpaid principal balances and fair values at December 31, 2012 and 2011 were for securities impaired in the four quarters in 2012 and 2011.

(b)        Represent OTTI recorded in the twelve months ended December 31, 2012 and 2011.  If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, an OTTI is considered to have occurred because the entire amortized cost basis of the security will not be recovered.  The credit-related OTTI is recognized in earnings. The non-credit portion of OTTI, which represents fair value losses of OTTI securities (excluding the amount of credit loss), is recognized in AOCI. Positive non-credit loss represents the net amount of non-credit loss reclassified from AOCI to increase the carrying value of securities previously deemed OTTI.

(c)         HEL Subprime securities are supported by home equity loans.

(d)         Securities deemed to be OTTI in the twelve months ended December 31, 2012 and 2011 had been previously determined to be OTTI, and the additional impairment, or re-impairment, was due to further deterioration in the credit performance metrics of the securities.

Based on cash flow testing, the Bank believes no additional OTTI exists for the remaining investments at December 31, 2012.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at December 31, 2012, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table provides roll-forward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Years ended December 31,
	2012	2011	2010
Beginning balance	$34,731	$29,138	$20,816
Additions for OTTI on securities not previously impaired	—	85	176
Additional credit losses for which an OTTI charge was previously recognized	2,051	5,508	8,146
Ending balance	$36,782	$34,731	$29,138

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for all 51 private-label MBS at December 31, 2012 and December 31, 2011, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at December 31, 2012
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-6.1	2.1	4.4-33.4	23.3	30.0-63.2	35.9
RMBS Alt-A	1.0-1.1	1.0	2.0-14.0	3.7	30.0-30.0	30.0
HEL Subprime (e)	1.5-8.6	4.6	2.0-10.1	3.7	30.0-100.0	71.0
Manufactured Housing Loans	3.6-5.9	4.9	2.0-3.8	2.5	75.1-81.0	78.5

	Key Base Assumptions - All PLMBS at December 31, 2011
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-4.3	1.6	5.2-42.0	21.4	30.0-85.4	37.4
RMBS Alt-A	1.0-1.0	1.0	2.0-11.5	4.2	30.0-30.0	30.0
HEL Subprime (e)	1.0-11.5	4.4	2.0-13.0	3.6	30.0-100.0	74.6
Manufactured Housing Loans	3.5-6.7	5.3	2.1-2.3	2.2	76.6-76.8	76.7

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

(d)        CMOs/REMICS private-label MBS.

(e)         Residential asset-backed MBS.

Significant Inputs

Seven PLMBS were determined to be OTTI in 2012.  One PLMBS was re-impaired in the fourth quarter of 2012, and the carrying value of the one OTTI security was written down to its fair value of $7.0 million on a non-recurring basis and categorized within Level 3 of the fair value hierarchy.  The carrying values of the remaining OTTI securities were less than their fair values at December 31, 2012, and it was not necessary for further write-downs.  The FHLBNY has used third party pricing as the fair values of all MBS, including the bonds deemed OTTI.  Third party prices were obtained from four pricing services; the prices were clustered, averaged, and then assessed qualitatively before adopting the final price.  For more information, see Note 17. Fair Values of Financial Instruments.

The table below provides the distribution of the prices, and the final price adopted for determining OTTI at December 31, 2012 (dollars in thousands except for price):

	Significant Inputs
	Securities deemed OTTI at December 31, 2012
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating

RMBS
Prime
Bond 1	$7,045	$7,045	$7,045	3	$ 90.47 - 96.85	$90.47	C
Total OTTI PLMBS	$7,045	$7,045	$7,045

Beginning with the first quarter of 2012, the FHLBNY began reporting vendor pricing data for securities determined to be OTTI.  Period end information at December 31, 2012 has been presented and one bond was OTTI in the fourth quarter of 2012.

Disaggregation of the Level 3 bonds is by collateral type supporting the credit structure of the PLMBS, and the FHLBNY deems that no further disaggregation is necessary for a qualitative understanding of the sensitivity of fair values.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note   6.                                                   Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value, and at December 31, 2012 and 2011, no AFS security was Other-then-temporarily impaired.  The following table provides major security types (in thousands):

	December 31, 2012
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (a)	$215	$—	$—	$—	$215
Equity funds (a)	5,172	—	540	—	5,712
Fixed income funds (a)	3,382	—	324	—	3,706
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	2,230,813	—	21,448	—	2,252,261
CMBS-Floating	46,686	—	194	—	46,880
Total Available-for-sale securities	$2,286,268	$—	$22,506	$—	$2,308,774

	December 31, 2011
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (a)	$125	$—	$—	$—	$125
Equity funds (a)	5,955	—	124	(560)	5,519
Fixed income funds (a)	3,241	—	282	—	3,523
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	3,067,213	—	18,263	(1,516)	3,083,960
CMBS-Floating	49,683	—	—	(174)	49,509
Total Available-for-sale securities	$3,126,217	$—	$18,669	$(2,250)	$3,142,636

(a)        The Bank has a grantor trust to fund current and future payments for its employee supplemental pension plan.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values are readily available and investments are redeemable at short notice.  Realized gains and losses from investments in the funds were not significant.

Unrealized Losses — MBS Classified as AFS Securities (in thousands):

There were no unrealized losses at December 31, 2012 and therefore none were reported.

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after five years through ten years	$46,686	$46,880	$49,683	$49,509
Due after ten years	2,230,813	2,252,261	3,067,213	3,083,960
Fixed income funds, equity funds and cash equivalents (b)	8,769	9,633	9,321	9,167

Total Available-for-sale securities	$2,286,268	$2,308,774	$3,126,217	$3,142,636

(a)         The carrying value of AFS securities equals fair value.

(b)         Determined to be redeemable at short notice.

(c)          Amortized cost is net of unamortized discounts and premiums of $8.0 million and $10.6 million at December 31, 2012 and December 31, 2011.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Mortgage pass-throughs-GSE/U.S. agency issued
Floating - LIBOR indexed	$2,230,813	$2,252,261	$3,067,213	$3,083,960
Floating CMBS - LIBOR indexed	46,686	46,880	49,683	49,509

Total Mortgage-backed securities (a)	$2,277,499	$2,299,141	$3,116,896	$3,133,469

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 7.                                                         Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2012			December 31, 2011
		Weighted (b)			Weighted (b)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$26,956,874	0.90%	37.29%	$20,417,821	1.44%	30.48%
Due after one year through two years	7,798,776	1.96	10.79	6,746,684	2.70	10.07
Due after two years through three years	7,234,380	2.38	10.00	6,642,878	2.38	9.92
Due after three years through four years	9,658,689	3.64	13.36	6,629,810	2.57	9.90
Due after four years through five years	10,255,616	3.35	14.19	10,999,042	3.99	16.42
Due after five years through six years	3,627,477	2.91	5.02	10,840,355	3.89	16.18
Thereafter	6,760,291	2.70	9.35	4,712,312	2.71	7.03

Total par value	72,292,103	2.15%	100.00%	66,988,902	2.68%	100.00%

Discount on AHP advances (a)	—			(15)
Hedge value basis adjustments	3,595,396			3,874,890
Fair value option valuation adjustments and accrued interest	502			—

Total	$75,888,001			$70,863,777

(a)        Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rate on AHP advances was 3.50% at December 31, 2012, and ranged from 1.25% to 3.50% at December 31, 2011.

(b)        The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

Advance Prepayment — The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk.  When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that would continue to be funded by higher-cost debt.  To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance.  Member initiated prepayments totaled $1.6 billion, $12.3 billion and $3.4 billion for the years ended December 31, 2012, 2011 and 2010.  Prepayment fees of $16.6 million, $109.2 million, and $13.1 million were recorded in Interest income from advances for the years ended December 31, 2012, 2011, and 2010.  For hedged advances that are prepaid, prepayment fees are recorded net of fair value basis adjustments of the prepaid advances.

Monitoring and Evaluating Credit Losses on Advances — Summarized below are the FHLBNY’s assessment methodologies for evaluating credit losses on advances.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of December 31, 2012 and 2011, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$400,309	22.09%	$329,659	23.55%
Fixed long-term single-family mortgages	1,412,061	77.90	1,069,956	76.43
Multi-family mortgages	156	0.01	246	0.02

Total par value	1,812,526	100.00%	1,399,861	100.00%

Unamortized premiums	35,760		16,811
Unamortized discounts	(2,580)		(3,592)
Basis adjustment (b)	4,092		2,166

Total mortgage loans held-for-portfolio	1,849,798		1,415,246
Allowance for credit losses	(6,982)		(6,786)
Total mortgage loans held-for-portfolio after allowance for credit losses	$1,842,816		$1,408,460

(a)         Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans.

(b)         Represents fair value basis of closed delivery commitments.

No loans were transferred to a “loan-for-sale” category.  From time to time, the Bank may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards.  In 2012 and 2011, PFIs repurchased $3.5 million and $7.3 million of loans.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $18.4 million and $13.6 million at December 31, 2012 and December 31, 2011.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $1.6 million for the year ended December 31, 2012 and $1.4 million for the years ended December 31, 2011 and 2010.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Loan Losses

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The Bank performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for losses inherent in the portfolio and to determine the likelihood of collection of the principal and interest.  Conventional mortgage loans that are past due 90 days or more, or classified under regulatory criteria (Sub-standard, Doubtful or Loss), and beginning in the third quarter of 2012, loans that are in bankruptcy regardless of their delinquency status, are evaluated separately on a loan level basis for impairment.  The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan.  The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features (except the “First Loss Account”) to provide credit assurance to the FHLBNY.  Conventional mortgage loans, except FHA- and VA-insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.  Management determines the liquidation value of the real-property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.  This methodology is applied on a loan level basis.  Only FHA- and VA-insured MPF loans are evaluated collectively.

When a loan is foreclosed and the Bank takes possession of real estate, the Bank will charge any excess carrying value over the net realizable value of the foreclosed loan to the allowance for credit losses.

FHA- and VA-insured mortgage loans have minimal inherent credit risk, and are therefore not considered for impairment.  Risk of such loans generally arises from servicers defaulting on their obligations.  If adversely classified, the FHLBNY will have reserves established only in the event of a default of a PFI, and reserves would be based on the estimated costs to recover any uninsured portion of the MPF loan.  Classes of the MPF loan portfolio would be subject to disaggregation to the extent that it is needed to understand the exposure to credit risk arising from these loans.  The FHLBNY has determined that no further disaggregation of portfolio segments is needed, other than the methodology discussed above.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Years ended December 31,
	2012	2011	2010
Allowance for credit losses:
Beginning balance	$6,786	$5,760	$4,498
Charge-offs	(1,662)	(2,595)	(223)
Recoveries	847	468	76
Provision (reversal) for credit losses on mortgage loans	1,011	3,153	1,409
Ending balance	$6,982	$6,786	$5,760

Ending balance, individually evaluated for impairment	$6,982	$6,786	$5,760

Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance (c)	$31,596	$27,054	$26,785
Not impaired, no related allowance	1,754,852	1,368,062	1,244,611
Total uninsured mortgage loans	$1,786,448	$1,395,116	$1,271,396

Collectively evaluated for impairment (b)
Impaired, with or without a related allowance	$413	$280	$577
Not impaired, no related allowance	71,741	25,194	5,094
Total insured mortgage loans	$72,154	$25,474	$5,671

(a)         The Bank assesses impairment on a loan level basis for conventional loans.  Increase in allowance for credit losses is primarily due to decline in liquidation values of real property securing impaired loans.

(b)         FHA- and VA loans are collectively evaluated for impairment.  Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

(c)          When a conventional loan is identified as impaired, and if the impaired loan is well collateralized, no allowance may be necessary.  All loans that are discharged from bankruptcy are considered for impairment if past due 90 days or more, and an allowance for credit loss is computed on an individual loan level.  Beginning in the third quarter of 2012, loans in bankruptcy status, regardless of their delinquency status, are considered for impairment.  The total amount of loans that had not been previously considered for impairment was $2.7 million at December 31, 2012, and an additional $0.5 million in credit losses were recorded.  Prior to the third quarter of 2012, loans in bankruptcy were deemed impaired if delinquent 90 days or more.

Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	December 31,
	2012	2011

Total Mortgage loans, net of provisions for credit losses (a)	$1,842,816	$1,408,460
Non-performing mortgage loans - Conventional (b)	$28,458	$26,696
Insured MPF loans past due 90 days or more and still accruing interest (b)	$410	$278

(a)         Includes loans classified as sub-standard, doubtful or loss under regulatory criteria, reported at carrying value.

(b)         Data in this table represents unpaid principal balance, and would not agree to data reported in table below at “recorded investment,” which includes interest receivable.  Loans in bankruptcy status and past due 90 days or more (nonaccrual status) are included.

The following table summarizes the recorded investment in impaired loans, the unpaid principal balance, related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a) , (b)	$8,118	$8,134	$—	$6,768	$—
With an allowance:
Conventional MPF Loans (a)	23,478	23,507	6,982	22,798	—
Total Conventional MPF Loans (a)	$31,596	$31,641	$6,982	$29,566	$—

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a) , (b)	$5,801	$5,790	$—	$4,605	$—
With an allowance:
Conventional MPF Loans (a)	21,253	21,287	6,786	21,572	—
Total Conventional MPF Loans (a)	$27,054	$27,077	$6,786	$26,177	$—

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

(c)          The Bank does not record interest received as Interest income if an uninsured loan is past due 90 days or more.  Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.  On insured loans, the Bank will record interest received as Interest income even if past due 90 days or more.

Federal Home Loan Bank of New York

Notes to Financial Statements

Loans discharged from bankruptcy are considered TDR, and considered for impairment if the loan is past due 90 days or more.  All loans currently in bankruptcy status, regardless of their delinquency status, are considered for impairment.  The allowance for credit losses in the previous page includes allowances recorded for all impaired loans.  Prior to the third quarter of 2012, loans in bankruptcy were considered impaired if past due 90 days or more.

Mortgage Loans — Interest on Non-performing Loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Years ended December 31,
	2012	2011	2010

Interest contractually due (a)	$1,471	$1,387	$1,254
Interest actually received	1,393	1,293	1,171

Shortfall	$78	$94	$83

(a)         The Bank does not recognize interest received as income from conventional loans past due 90 days or greater.  Cash received is considered as an advance from the PFI or the servicer and recorded as a liability until the loan is performing again.  This table reports Interest income that was not recognized in earnings.  It also reports the actual cash that was received against interest due, but not recognized.  Cash received is recorded as a liability, as the Bank considers cash received on impaired loans as subject to reversal if the loan goes into foreclosure.   See footnote (c) in table above that reports zero Interest income from impaired MPF loans.  Amounts that were not recognized over the reporting periods have remained materially unchanged due to relative stability in delinquencies.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investments, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	December 31,
	2012			2011
	Conventional	Insured	Other	Conventional	Insured	Other
Mortgage loans:	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Past due 30 - 59 days	$22,899	$884	$—	$21,757	$1,009	$—
Past due 60 - 89 days	6,027	407	—	5,920	172	—
Past due 90 - 179 days	4,202	184	—	5,479	33	—
Past due 180 days or more	24,221	229	—	21,196	247	—
Total past due	57,349	1,704	—	54,352	1,461	—
Total current loans	1,728,942	70,450	157	1,340,516	24,013	248
Total mortgage loans	$1,786,291	$72,154	$157	$1,394,868	$25,474	$248
Other delinquency statistics:
Loans in process of foreclosure, included above	$21,464	$187	$—	$18,499	$163	$—
Number of foreclosures outstanding at period end	140	6	—	124	7	—
Serious delinquency rate (a)	1.62%	0.57%	—%	1.94%	1.10%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$28,947	$413	$—	$27,028	$280	$—
Past due 90 days or more and still accruing interest	$—	$413	$—	$—	$280	$—
Loans on non-accrual status	$28,423	$—	$—	$26,675	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy	$8,818	$638	$—	$8,046	$640	$—
Modified loans under MPF® program	$681	$—	$—	$816	$—	$—
Real estate owned	$169			$589

(a)         Serious delinquency rate is recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

Troubled Debt Restructurings (“TDRs”) and MPF modification — As described more fully in Note 1. Significant Accounting Policies and Estimates, the MPF Program introduced a temporary modification plan that is available to PFIs.

Under this program, no loans were modified in 2012, and four loans were modified in 2011.  For the four loans that were modified, recorded investments prior to the modifications were materially the same as the recorded investments after modification.  In addition, beginning with the fourth quarter of 2012, the FHLBNY considers loans discharged from bankruptcy as TDR.

Forgiveness information that would be required under the disclosure standards for loans deemed TDR has been omitted as the MPF modification program limits loan terms that can be modified for up to 36 months, after which period the borrower is required to adhere to the original terms of the loan.

When a loan is modified under the MPF modification program, the loan would be assessed individually for credit impairment.  A loan discharged from bankruptcy is assessed individually for credit impairment if past due 90 days or more.

MPF Program temporary modification plan — MPF restructurings primarily involve modifying the borrower’s monthly payment for a period of up to 36 months, with a cap based on a ratio of the borrower’s housing expense to monthly income.  The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years.  This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged.  If the housing expense ratio is still not

Federal Home Loan Bank of New York

Notes to Financial Statements

met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments until the target housing expense ratio is met.

Due to the temporary nature of the allowed modifications (up to 36 months), modified loans that are past due 90 days or more are considered for impairment.  One of the four modified loans was in bankruptcy status at December 31, 2012, and deemed impaired.  The allowance for credit loss on the four loans were evaluated individually and an immaterial amount of credit loss recorded at December 31, 2012.

Loans discharged from bankruptcy — Beginning with the fourth quarter of 2012, the FHLBNY includes MPF loans discharged from bankruptcy as TDRs, and $8.8 million of such loans were outstanding at December 31, 2012.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  Of the $8.8 million of loans that were discharged from bankruptcy, $0.6 million were impaired because of their past-due delinquency status, and the allowance for credit losses associated with those loans were immaterial at December 31, 2012.  Prior to the fourth quarter of 2012, the FHLBNY’s policy did not consider loans discharged from bankruptcy as TDR.  Forgiveness information has been omitted because other than being released from bankruptcy, the borrowers were not allowed any other concessions.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	December 31,
	2012			2011
Recorded Investment Outstanding	Performing	Non-performing	Total TDR	Performing	Non-performing	Total TDR
Troubled debt restructurings (TDR) (a):
Loans discharged from bankruptcy	$8,189	$629	$8,818	$7,415	$631	$8,046
Modified loans under MPF® program	459	222	681	379	437	816
Total troubled debt restructurings	$8,648	$851	$9,499	$7,794	$1,068	$8,862
Related Allowance			$317			$736

(a) Insured loans were not included in the calculation for troubled debt restructuring.

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

Note 9.                                                         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	December 31,
	2012	2011
Interest-bearing deposits
Interest-bearing demand	$1,994,974	$2,066,598
Term	40,000	22,000
Total interest-bearing deposits	2,034,974	2,088,598
Non-interest-bearing demand	19,537	12,450
Total deposits	$2,054,511	$2,101,048

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	December 31,
	2012		2011
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits - adjustable rate	$2,034,974	0.03%	$2,088,598	0.05%
Non-interest-bearing deposits	19,537		12,450
Total deposits	$2,054,511		$2,101,048

The aggregate amount of term deposits due in one year or less was $40.0 million and $22.0 million at December 31, 2012 and 2011.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 10.                                                  Consolidated Obligations.

Consolidated obligations are the joint and several obligations of the FHLBanks, and consist of bonds and discount notes.  The FHLBanks issue consolidated obligations through the Office of Finance as their fiscal agent.  In connection with each debt issuance, a FHLBank specifies the amount of debt it wants issued on its behalf.  The Office of Finance tracks the amount of debt issued on behalf of each FHLBank.  Each FHLBank separately tracks and records as a liability for its specific portion of consolidated obligations for which it is the primary obligor.  Consolidated bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity.  Consolidated discount notes are issued primarily to raise short-term funds.  Discount notes sell at less than their face amount and are redeemed at par value when they mature.

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.7 trillion as of December 31, 2012 and 2011.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	December 31, 2012	December 31, 2011

Percentage of unpledged qualifying assets to consolidated obligations	109%	109%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011

Consolidated obligation bonds-amortized cost	$63,903,744	$66,448,705
Hedge basis adjustments	804,174	979,013
Hedge basis adjustments on terminated hedges	63,520	201
FVO (a)-valuation adjustments and accrued interest	12,883	12,603

Total Consolidated obligation-bonds	$64,784,321	$67,440,522

Discount notes-amortized cost	$29,776,704	$22,121,109
Hedge basis adjustments	—	(1,467)
FVO (a)-valuation adjustments and remaining accretion	3,243	3,683

Total Consolidated obligation-discount notes	$29,779,947	$22,123,325

(a) Accounted for under the Fair Value Option rules.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2012			December 31, 2011
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$42,284,800	0.71%	66.25%	$34,498,875	0.63%	52.00%
Over one year through two years	8,003,630	1.47	12.54	20,552,410	1.23	30.99
Over two years through three years	5,746,280	1.62	9.00	3,801,280	2.62	5.73
Over three years through four years	1,115,010	2.29	1.75	3,282,190	2.60	4.95
Over four years through five years	1,515,570	2.56	2.38	971,735	2.52	1.47
Over five years through six years	722,420	1.96	1.13	873,470	3.78	1.32
Thereafter	4,437,375	2.64	6.95	2,349,335	3.83	3.54

Total par value	63,825,085	1.11%	100.00%	66,329,295	1.21%	100.00%

Bond premiums (b)	102,225			145,869
Bond discounts (b)	(23,566)			(26,459)
Hedge basis adjustments	804,174			979,013
Hedge basis adjustments on terminated hedges	63,520			201
FVO (c) - valuation adjustments and accrued interest	12,883			12,603

Total Consolidated obligation-bonds	$64,784,321			$67,440,522

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)

Amortization of bond premiums and discounts resulted in net reduction of interest expense of $59.1 million, $54.5 million and $32.8 million for the years ended December 31, 2012, 2011 and 2010. Amortization of basis adjustments from terminated hedges was $4.1 million, $3.1 million and $7.2 million for the years ended December 31, 2012, 2011 and 2010.

(c)	Accounted for under the Fair Value Option rules.

Interest rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	December 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$48,184,085	75.49%	$47,108,685	71.02%
Fixed-rate, callable	2,685,000	4.21	1,935,610	2.92
Step Up, callable	1,221,000	1.91	950,000	1.43
Single-index floating rate	11,735,000	18.39	16,335,000	24.63

Total par value	63,825,085	100.00%	66,329,295	100.00%

Bond premiums	102,225		145,869
Bond discounts	(23,566)		(26,459)
Hedge basis adjustments	804,174		979,013
Hedge basis adjustments on terminated hedges	63,520		201
Fair value option valuation adjustments and accrued interest	12,883		12,603

Total Consolidated obligation-bonds	$64,784,321		$67,440,522

Discount Notes

Consolidated obligation-discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated obligation-discount notes were as follows (dollars in thousands):

	December 31, 2012	December 31, 2011

Par value	$29,785,543	$22,127,530

Amortized cost	29,776,704	22,121,109
Hedge basis adjustments	—	(1,467)
Fair value option valuation adjustments	3,243	3,683

Total discount notes	$29,779,947	$22,123,325

Weighted average interest rate	0.13%	0.07%

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 11.                                                  Affordable Housing Program.

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program.   Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to its members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  Annually, the FHLBanks must set aside, in aggregate, the greater of $100 million or 10 percent of regulatory income for the AHP.   The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability.   The FHLBNY relieves the AHP liability as members use the subsidies.   If the result of the aggregate 10 percent calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s pre-assessment income to the sum of total pre-assessment income for all 12 FHLBanks.   There was no shortfall in 2012, 2011 and 2010.

Each FHLBank accrues this expense monthly based on its income before assessments.   Pre-assessment income is net income before the AHP assessment and, until June 30, 2011, before REFCORP assessments.   With the satisfaction of the REFCORP obligation on June 30, 2011, the REFCORP assessments have ceased starting July 1, 2011.   If a FHLBank experienced a loss during a quarter, but still had income for the year, the FHLBank’s obligation to the AHP would be calculated based on the FHLBank’s year-to-date income.   If the FHLBank had income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation.   If the FHLBank experienced a loss for a full year, the FHLBank would have no obligation to the AHP for the year unless the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, if it were, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million.  The proration would be made on the basis of a FHLBank’s income in relation to the income of all FHLBanks for the previous year.  Each FHLBank’s required annual AHP contribution is limited to its annual net earnings.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2012	2011	2010

Beginning balance	$127,454	$138,365	$144,489
Additions from current period’s assessments	40,286	27,430	31,095
Net disbursements for grants and programs	(32,798)	(38,341)	(37,219)
Ending balance	$134,942	$127,454	$138,365

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

The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented.  The FHLBNY met the “adequately capitalized” classification, which is the highest rating, under the capital rule.  However, the Finance Agency has discretion to reclassify a FHLBank and to modify or add to the corrective action requirements for a particular capital classification.

The Capital Rules Are Summarized Below:

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized.  The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank.  Each FHLBank is required to notify the Director of the Finance Agency within 10 calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification.  The following describes each capital classification and its related corrective action requirements, if any.

•                  Adequately capitalized.  A FHLBank is adequately capitalized if it has sufficient permanent and total capital to meet or exceed its risk-based and minimum capital requirements.  FHLBanks that are adequately capitalized have no corrective action requirements.

•                  Undercapitalized.  A FHLBank is undercapitalized if it does not have sufficient permanent or total capital to meet one or more of its risk-based and minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as significantly undercapitalized or critically undercapitalized.  A FHLBank classified as undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director of the Finance Agency for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and not permit growth of its average total assets in any calendar quarter beyond the average total assets of the preceding quarter unless otherwise approved by the Director of the Finance Agency.

•                  Significantly undercapitalized. A FHLBank is significantly undercapitalized if either (1) the amount of permanent or total capital held by the FHLBank is less than 75 percent of any one of its risk-based or minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as critically undercapitalized or (2) an undercapitalized FHLBank fails to submit or adhere to a Finance Agency Director-approved capital restoration plan in conformance with regulatory requirements.  A FHLBank classified as significantly undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director of the Finance Agency for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and is prohibited from paying a bonus to or increasing the compensation of its executive officers without prior approval of the Director of the Finance Agency.

•                  Critically undercapitalized. A FHLBank is critically undercapitalized if either (1) the amount of total capital held by the FHLBank is less than two percent of the FHLBank’s total assets or (2) a significantly undercapitalized FHLBank fails to submit or adhere to a Finance Agency Director-approved capital restoration plan in conformance with regulatory requirements. The Director of the Finance Agency may place a FHLBank in conservatorship or receivership. A FHLBank will be placed in mandatory receivership if (1) the assets of a FHLBank are less than its obligations during a 60-day period or (2) the FHLBank is not, and during a 60-day period has not, been paying its debts on a regular basis. Until such time the Finance Agency is appointed as conservator or receiver for a critically undercapitalized FHLBank, the FHLBank is subject to all mandatory restrictions and obligations applicable to a significantly undercapitalized FHLBank.

Each required capital restoration plan must be submitted within 15 business days following notice from the Director of the Finance Agency unless an extension is granted and is subject to the Director of the Finance Agency review

Federal Home Loan Bank of New York

Notes to Financial Statements

and must set forth a plan to restore permanent and total capital levels to levels sufficient to fulfill its risk-based and minimum capital requirements.

The Director of the Finance Agency has discretion to add to or modify the corrective action requirements for each capital classification other than adequately capitalized if the Director of the Finance Agency determines that such action is necessary to ensure the safe and sound operation of the FHLBank and the FHLBank’s compliance with its risk-based and minimum capital requirements.  Further, the Capital Rule provides the Director of the Finance Agency discretion to reclassify a FHLBank’s capital classification if the Director of the Finance Agency determines that:

•                  The FHLBank is engaging in conduct that could result in the rapid depletion of permanent or total capital;

•                  The value of collateral pledged to the FHLBank has decreased significantly;

•                  The value of property subject to mortgages owned by the FHLBank has decreased significantly;

•                  The FHLBank is in an unsafe and unsound condition following notice to the FHLBank and an informal hearing before the Director of the Finance Agency; or

•                  The FHLBank is engaging in an unsafe and unsound practice because the FHLBank’s asset quality, management, earnings, or liquidity were found to be less than satisfactory during the most recent examination, and such deficiency has not been corrected.

If the FHLBNY became classified into a capital classification other than adequately capitalized, the Bank could be adversely impacted by the corrective action requirements for that capital classification.

Risk-based Capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	December 31, 2012		December 31, 2011
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a), (e)	$489,133	$5,714,352	$495,427	$5,291,666
Total capital-to-asset ratio	4.00%	5.55%	4.00%	5.42%
Total capital (b)	$4,119,552	$5,714,352	$3,906,494	$5,291,666
Leverage ratio	5.00%	8.32%	5.00%	8.13%
Leverage capital (c)	$5,149,440	$8,571,529	$4,883,117	$7,937,449

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	December 31, 2012	December 31, 2011

Redemption less than one year	$2,582	$34,264
Redemption from one year to less than three years	698	2,990
Redemption from three years to less than five years	5,210	4,567
Redemption from five years or greater	14,653	13,006

Total	$23,143	$54,827

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

Federal Home Loan Bank of New York

Notes to Financial Statements

is no longer required to support outstanding advances.  Class B1 membership stock held by former members is re-calculated and repurchased annually.

The following table provides withdrawals and terminations in membership:

	Years Ended December 31,
	2012	2011

Voluntary Termination/Notices Received and Pending	1	1

Involuntary Termination (a)	2	3

Non-member due to merger	1	1

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

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2012	2011	2010

Beginning balance	$54,827	$63,219	$126,294
Capital stock subject to mandatory redemption reclassified from equity	7,576	3,614	48,310
Redemption of mandatorily redeemable capital stock (a)	(39,260)	(12,006)	(111,385)

Ending balance	$23,143	$54,827	$63,219

Accrued interest payable (b)	$266	$584	$950

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates were 4.50%, 4.00% and 6.50% for 2012, 2011 and 2010 on mandatorily redeemable capital stock.

Restricted Retained Earnings

In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (“Capital Agreement”), as amended.  The Capital Agreement is intended to enhance the capital position of each FHLBank, by allocating that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.  Because each FHLBank had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied, the Capital Agreement provides that, with full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends.  Each FHLBank subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011.  On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation.  In accordance with the Capital Agreement, starting in the third quarter of 2011, the FHLBNY allocates 20% of its net income to a separate restricted retained earnings account.  At December 31, 2012, restricted retained earnings were $96.2 million.

Note 13.                                                  Total Comprehensive Income (in thousands).

		Non-credit	Reclassification			Accumulated
	Available-	OTTI on HTM	of Non-credit	Cash	Supplemental	Other		Total
	for-sale	Securities,	OTTI to	Flow	Retirement	Comprehensive	Net	Comprehensive
	Securities	Net of accretion	Net Income	Hedges	Plans	Income (Loss)	Income	Income

Balance, December 31, 2009	$(3,409)	$(113,562)	$2,992	$(22,683)	$(7,877)	$(144,539)

Net change	26,374	12,002	5,642	7,487	(3,650)	47,855	$275,525	$323,380

Balance, December 31, 2010	$22,965	$(101,560)	$8,634	$(15,196)	$(11,527)	$(96,684)

Net change	(6,546)	11,960	5,117	(96,789)	(7,485)	(93,743)	$244,486	$150,743

Balance, December 31, 2011	$16,419	$(89,600)	$13,751	$(111,985)	$(19,012)	$(190,427)

Net change	6,087	10,756	1,622	(25,129)	(2,289)	(8,953)	$360,734	$351,781

Balance, December 31, 2012	$22,506	$(78,844)	$15,373	$(137,114)	$(21,301)	$(199,380)

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 14.                 Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2012	2011	2010

Net income	$360,734	$244,486	$275,525

Net income available to stockholders	$360,734	$244,486	$275,525

Weighted average shares of capital	46,718	45,340	47,820
Less: Mandatorily redeemable capital stock	(376)	(585)	(826)
Average number of shares of capital used to calculate earnings per share	46,342	44,755	46,994

Basic earnings per share	$7.78	$5.46	$5.86

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the years ended (in thousands):

	Years ended December 31,
	2012	2011	2010

Defined Benefit Plan (a)	$1,688	$30,303	$10,680
Benefit Equalization Plan (defined benefit)	3,633	2,780	2,281
Defined Contribution Plan	1,523	1,414	1,531
Postretirement Health Benefit Plan	1,398	990	1,138

Total retirement plan expenses	$8,242	$35,487	$15,630

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

In July 2012, a transportation bill was enacted under the Surface Transportation Extension Act of 2012  — Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension plan provisions intended to ease the negative effect of historically low interest rates.  Previously, a plan sponsor could elect to calculate future pension obligations based on either the “yield curve” of corporate investment-grade bonds for the preceding month, or three “segment rates” that are drawn from the average yield curves over the most recent 24-month period.  The primary change under the relief bill is to smooth segment rate changes by calculating each rate based on the average of that segment rate over 25 years  — a much longer period than the two-year period previously used to determine segment rates.  The FHLBNY’s Defined Benefit Plan participates in the Pentegra Defined Benefit Plan pension, which has adopted the relief provisions, and adoption resulted in a significant reduction in plan expenses.  The FHLBNY paid in $0.7 million for the plan period July 1, 2012 to June 30, 2013, which was the minimum amount payable under the relief provided under MAP-21.  Payments to the plan under the pre-existing methodology (prior to the relief) were $2.6 million for the plan year ended June 30, 2012, and $10.1 million for the plan year ended June 30, 2011.  Pentegra operates the Defined Benefit Plan with a June 30, fiscal year-end date.

Pentegra DB Plan Net Pension Cost and Funded Status

The Pentegra DB Plan operates as a multiemployer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code.  As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra DB Plan.  Typically, multiemployer plans contain provisions for collective bargaining arrangements.  There are no collective bargaining agreements in place at any of the FHLBanks (including the FHLBNY) that participate in the plan.  Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  In addition, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers

Federal Home Loan Bank of New York

Notes to Financial Statements

could increase proportionately.  If an employee transfers employment to the FHLBNY, and the employee was a participant in the Pentegra Benefit Plan with another employer, the FHLBNY is responsible for the entire benefit.  At the time of transfer, the former employer will transfer assets to the FHLBNY’s plan, in the amount of the liability for the accrued benefit.

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

The following table presented multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2012	2011	2010 (d)

Net pension cost charged to compensation and benefit expense for the year ended December 31	$1,688	$30,303	$10,680
Contributions allocated to plan year ended June 30	$2,620	$14,196	$28,100 (a)
Pentegra DB Plan funded status as of July 1 (b)	108.22%	90.29%	87.98%
FHLBNY’s funded status as of July 1 (c)	115.88%	101.30%	100.00%

(a)         Represented more than 5% of contributions made by all employers in the 2010 Plan.

(b)         Based on actuarial valuation of the Pentegra DB Plan and include all participants’ allocated to plan years and known at the time of the preparation of the actuarial valuation.  The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year.  Funded status remains preliminary until the Form 5500 is filed no later than April 15 of 2013 and 2014 for the plan years ended June 30, 2011 and 2012.

(c)          Based on cash contributions made through December 31, 2012 and allocated to the DB Plan year(s).  The funded status may increase because the FHLBNY is permitted to make contribution through March 15 of the following year.

(d)        The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2010.

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

The accrued pension costs for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2012	2011

Accumulated benefit obligation	$29,230	$25,092
Effect of future salary increases	7,011	6,252
Projected benefit obligation	36,241	31,344
Unrecognized prior service cost	207	260
Unrecognized net (loss)	(16,376)	(14,406)

Accrued pension cost	$20,072	$17,198

Components of the projected benefit obligation for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2012	2011

Projected benefit obligation at the beginning of the year	$31,344	$24,695
Service	764	660
Interest	1,300	1,294
Benefits paid	(759)	(656)
Actuarial loss	3,592	5,351

Projected benefit obligation at the end of the year	$36,241	$31,344

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

Federal Home Loan Bank of New York

Notes to Financial Statements

Amounts recognized in AOCI for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2012	2011

Unrecognized (gain)/loss	$16,376	$14,406
Prior service cost	(207)	(260)

Accumulated other comprehensive loss	$16,169	$14,146

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2012	2011

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	759	656
Benefits paid	(759)	(656)
Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Service cost	$764	$660	$653
Interest cost	1,300	1,294	1,117
Amortization of unrecognized prior service cost	(53)	(53)	(67)
Amortization of unrecognized net loss	1,622	879	578

Net periodic benefit cost	$3,633	$2,780	$2,281

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2012	2011

Net loss (gain)	$3,592	$5,351
Prior service cost (benefit)	—	—
Amortization of net loss (gain)	(1,622)	(879)
Amortization of prior service cost (benefit)	53	53
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$2,023	$4,525

Total recognized in net periodic benefit cost and other comprehensive income	$5,656	$7,305

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2013

Expected amortization of net (gain)/loss	$1,794
Expected amortization of prior service cost/(credit)	$(53)
Expected amortization of transition obligation/(asset)	$—

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010

Discount rate (a)	3.80%	4.23%	5.35%
Salary increases	5.50%	5.50%	5.50%
Amortization period (years)	7	7	8
Benefits paid during the period	$(759)	$(656)	$(515)

(a)	The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Federal Home Loan Bank of New York

Notes to Financial Statements

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2013	$1,321
2014	1,382
2015	1,427
2016	1,493
2017	1,562
2018-2022	9,661

Total	$16,846

The net periodic benefit cost for 2013 is expected to be $4.0 million (2012 was $3.6 million).

Postretirement Health Benefit Plan

The FHLBNY has a postretirement health benefit plan for retirees called the Retiree Medical Benefit Plan.  The plan is unfunded.  Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate assumption of 3.80%.  At December 31, 2012, the effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $376.9 thousand and an increase in APBO of $3.7 million.  At December 31, 2011, the effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $270.7 thousand and an increase in APBO of $3.3 million.  At December 31, 2012, the effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $299.5 thousand and a decrease in APBO of $3.0 million.  At December 31, 2011, the effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $220.8 thousand and a decrease in APBO of $2.7 million.  Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011

Accumulated postretirement benefit obligation at the beginning of the year	$20,346	$16,728
Service cost	999	681
Interest cost	793	841
Actuarial loss	(1,419)	(431)
Benefits paid, net of participants’ contributions	(431)	(332)
Change in discount rate assumptions	1,291	2,859
Accumulated postretirement benefit obligation at the end of the year	21,579	20,346
Unrecognized net gain	—	—
Accrued postretirement benefit cost	$21,579	$20,346

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2012	2011

Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	431	332
Benefits paid, net of participants’ contributions and subsidy received	(431)	(332)
Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in AOCI for the Bank’s postretirement benefit obligation (in thousands):

	December 31,
	2012	2011

Prior service cost/(credit)	$(643)	$(1,374)
Net loss/(gain)	5,775	6,240
Accrued pension cost	$5,132	$4,866

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2013

Expected amortization of net (gain)/loss	$404
Expected amortization of prior service cost/(credit)	$(643)
Expected amortization of transition obligation/(asset)	$—

Federal Home Loan Bank of New York

Notes to Financial Statements

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2012	2011	2010

Service cost (benefits attributed to service during the period)	$999	$681	$621
Interest cost on accumulated postretirement health benefit obligation	793	841	909
Amortization of loss	337	199	339
Amortization of prior service cost/(credit)	(731)	(731)	(731)

Net periodic postretirement health benefit cost	$1,398	$990	$1,138

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2012	2011

Net loss (gain)	$(128)	$2,428
Prior service cost (benefit)	—	—
Amortization of net loss (gain)	(337)	(199)
Amortization of prior service cost (benefit)	731	731
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$266	$2,960

Total recognized in net periodic benefit cost and other comprehensive income	$1,664	$3,950

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Key assumptions (a) and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	Years ended December 31,
	2012	2011	2010

Weighted average discount rate	3.80%	4.23%	5.35%

Health care cost trend rates:
Assumed for next year
Pre 65	7.50%	8.00%	9.00%
Post 65	7.50%	8.50%	9.50%
Pre 65 Ultimate rate	5.00%	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2018	2017	2016
Post 65 Ultimate rate	5.50%	5.50%	6.00%
Post 65 Year that ultimate rate is reached	2018	2017	2016
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

(a)	The discount rates were based on the Citigroup Pension Liability Index adjusted for duration at December 31, in each of three years.

Future postretirement benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2013	$623
2014	678
2015	748
2016	804
2017	868
2018-2022	5,545

Total	$9,266

The Bank’s postretirement health benefit plan accrual for 2013 is expected to be $1.5 million (2012 was $1.4 million).

Note 16.   Derivatives and Hedging Activities.

General — The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its exposure to changes in interest rates.  The FHLBNY may also use callable swaps to potentially adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives.  The FHLBNY, consistent with the Finance Agency’s regulations, enters into derivatives to manage the market risk exposures inherent in otherwise unhedged assets and funding positions.  The FHLBNY is not a derivatives dealer and does not trade derivatives for short-term profit.  The FHLBNY uses derivatives in three ways:  by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the

Federal Home Loan Bank of New York

Notes to Financial Statements

derivative as an asset-liability management hedge (i.e., an “economic hedge”).  The FHLBNY may execute an interest rate swap to match the terms of an asset or liability that is elected under the FVO and the swap is also considered as an economic hedge to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability.  The FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities.  In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives: to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs where possible.

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

Types of Hedging Activities and Hedged Items

Consolidated Obligations — The FHLBNY manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation.  While consolidated obligations are the joint and several obligations of the FHLBanks, one or more FHLBanks may individually serve as counterparties to derivative agreements associated with specific debt issues.  For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could simultaneously enter into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations.  From time-to-time, this intermediation between the capital and swap markets has permitted the FHLBNY to raise funds at a lower cost than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets.  When such transactions qualify for hedge accounting, they are treated as fair value hedges under the accounting standards for derivatives and hedging.  The FHLBNY has also elected the FVO for certain consolidated obligation bonds and discount notes.  To mitigate the volatility resulting from changes in fair values of bonds and notes designated under the FVO, the Bank may execute interest rate swaps as economic hedges.

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

Mortgage Loans — The Bank’s investment portfolio includes fixed rate mortgage loans.  The FHLBNY manages the interest rate and prepayment risk associated with mortgages through debt issuance.  Firm commitments to purchase, or “delivery commitments” are considered derivatives.  Also see “Firm Commitment Strategies”.

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

If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings.  There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges in 2012, 2011 and 2010.

Forward Settlements — There were no forward settled securities at December 31, 2012 and 2011 that would settle outside the shortest period of time for the settlement of such securities.  When the FHLBNY purchases a security that forward settles within the shortest period of time for the settlement of such a security, the Bank records the purchase on trade date.  When a security forward settles outside the shortest period of time, a derivative is recorded in addition to the purchased security.

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

Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations.  The notional principal of interest rate swaps outstanding at December 31, 2012 and 2011, in which the FHLBNY was an intermediary, was $265.0 million and $275.0 million, with offsetting purchased positions from unrelated swap dealers.  Fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at December 31, 2012 and 2011.  Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.

Economic Hedges

In 2012 and 2011, economic hedges comprised primarily of:  (1) short- and medium-term interest rate swaps that hedged the basis risk (Prime rate, Fed fund rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY.  The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting.  (2) interest rate caps to hedge balance sheet risk, specifically interest rate risk from certain capped floating rate investment securities.  (3) interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges.  (4) interest rate swaps executed to offset the fair value changes of bonds and discount notes designated under the FVO.  These swaps in economic hedges were considered freestanding and changes in the fair values of the swaps were recorded through income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives.  When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk.  Substantially all derivative contracts are subject to master netting agreements or other right of offset arrangements.  At December 31, 2012 and 2011, the Bank’s credit exposure, representing derivatives in a fair value net gain position, was approximately $41.9 million and $25.1 million after the recognition of any cash collateral held by the FHLBNY.  The credit exposures at December 31, 2012 included $9.8 million of net interest receivable and $24.0 million in cash pledged in excess of fair value exposure.  The FHLBNY’s policy is to consider excess cash pledged as a component of derivative credit exposure.  The credit exposure at December 31, 2011 included $6.8 million in net interest receivable.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts.  Derivative counterparties’ exposure to the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective, which from the counterparties’ perspective is a gain.  At December 31, 2012 and 2011, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $426.8 million and $486.2 million after deducting $2.5 billion and $2.6 billion of cash collateral posted by the FHLBNY at those dates to the exposed counterparties.  The FHLBNY is also exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties.  If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties.  To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty.  Derivative counterparties holding the FHLBNY’s cash as pledged collateral were primarily rated Triple B or better at December 31, 2012, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$76,844,534	$925,635	$3,753,684
Interest rate swaps-cash flow hedges	1,106,000	1,647	126,426
Total derivatives in hedging instruments	77,950,534	927,282	3,880,110

Derivatives not designated as hedging instruments
Interest rate swaps	23,099,757	27,486	2,939
Interest rate caps or floors	1,900,000	4,221	12
Mortgage delivery commitments	25,217	9	41
Other (b)	530,000	7,534	7,192
Total derivatives not designated as hedging instruments	25,554,974	39,250	10,184

Total derivatives before netting and collateral adjustments	$103,505,508	966,532	3,890,294
Netting adjustments		(916,938)	(916,938)
Cash collateral and related accrued interest		(7,700)	(2,546,568)
Total collateral and netting adjustments		(924,638)	(3,463,506)

Total reported on the Statements of Condition		$41,894	$426,788

	December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$84,502,217	$1,124,954	$4,074,397
Interest rate swaps-cash flow hedges	903,000	—	97,588
Total derivatives in hedging instruments	85,405,217	1,124,954	4,171,985

Derivatives not designated as hedging instruments
Interest rate swaps	31,380,021	13,460	41,093
Interest rate caps or floors	1,900,000	14,935	20
Mortgage delivery commitments	31,242	270	—
Other (b)	550,000	9,285	8,784
Total derivatives not designated as hedging instruments	33,861,263	37,950	49,897

Total derivatives before netting and collateral adjustments	$119,266,480	1,162,904	4,221,882
Netting adjustments		(1,096,873)	(1,096,873)
Cash collateral and related accrued interest		(40,900)	(2,638,843)
Total collateral and netting adjustments		(1,137,773)	(3,735,716)
Total reported on the Statements of Condition		$25,131	$486,166

(a)	All derivative assets and liabilities with swap dealers and counterparties are collateralized by cash; derivative instruments are subject to legal right of offset under master netting agreements.
(b)	Other: Comprised of swaps intermediated for members. Notional amounts represent purchases from dealers and sales to members.

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

Components of net gains/(losses) on derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	December 31, 2012
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)
Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$177,116	$(185,847)	$(8,731)	$(1,209,689)
Consolidated obligations-bonds	(95,467)	110,024	14,557	330,862
Consolidated obligations-discount notes	67	(1,467)	(1,400)	1,237

Net gains (losses) related to fair value hedges	81,716	$(77,290)	4,426	$(877,590)
Cash flow hedges	(214)		(214)	$(26,699)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	2,878		2,878
Consolidated obligations-bonds	22,874		22,874
Consolidated obligations-discount notes	(6)		(6)
Member intermediation	(158)		(158)
Accrued interest-swaps (b)	(1,503)		(1,503)
Accrued interest-intermediation (b)	184		184
Caps or floors
Advances	(75)		(75)
Balance sheet hedges	(10,706)		(10,706)
Mortgage delivery commitments	2,065		2,065
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	17,208		17,208
Consolidated obligations-discount notes	2,241		2,241
Accrued interest-swaps (b)	8,066		8,066

Net gains (losses) related to derivatives not designated as hedging instruments	43,068		43,068

	$124,570		$47,280

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2011
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$(839,798)	$879,662	$39,864	$(1,616,983)
Consolidated obligations-bonds	354,431	(356,686)	(2,255)	478,647
Consolidated obligations-discount notes	(67)	1,467	1,400	1,088

Net gains (losses) related to fair value hedges	(485,434)	$524,443	39,009	$(1,137,248)
Cash flow hedges	(119)		(119)	$(12,443)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	358		358
Consolidated obligations-bonds	(21,706)		(21,706)
Consolidated obligations-discount notes	6		6
Member intermediation	(176)		(176)
Accrued interest-swaps (b)	7,208		7,208
Accrued interest-intermediation (b)	187		187
Caps or floors
Advances	(75)		(75)
Balance sheet hedges	(26,858)		(26,858)
Mortgage delivery commitments	3,060		3,060
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(6,573)		(6,573)
Consolidated obligations-discount notes	(1,850)		(1,850)
Accrued interest-swaps (b)	24,220		24,220

Net gains (losses) related to derivatives not designated as hedging instruments	(22,199)		(22,199)

	$(507,752)		$16,691

	December 31, 2010
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$(701,008)	$702,474	$1,466	$(1,999,711)
Consolidated obligations-bonds	61,202	(52,058)	9,144	627,004

Net gains (losses) related to fair value hedges	(639,806)	$650,416	10,610	$(1,372,707)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	(1,693)		(1,693)
Consolidated obligations-bonds	(32,316)		(32,316)
Consolidated obligations-discount notes	(4,332)		(4,332)
Member intermediation	307		307
Balance sheet hedges	173		173
Accrued interest-swaps (b)	51,468		51,468
Accrued interest-intermediation (b)	138		138
Caps or floors
Advances	(437)		(437)
Balance sheet hedges	(29,709)		(29,709)
Accrued interest-options (b)	(2,598)		(2,598)
Mortgage delivery commitments	(24)		(24)
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	2,127		2,127
Consolidated obligations-discount notes	1,282		1,282
Accrued interest-swaps (b)	29,986		29,986

Net gains (losses) related to derivatives not designated as hedging instruments	14,372		14,372

	$(625,434)		$24,982

(a)

See Change in Accounting Principles in Note 1. Significant Accounting Policies and Estimates.  Reported amortization expenses of fair value basis of hedged advance that were modified have been reclassified in 2011 and 2010 to conform to the classification adopted in 2012.  Previously, the amortization expenses were a charge to Interest income from advances.  The preferred reporting policy adopted in 2012 is to record the expense as a Net realized and unrealized gains (losses) on derivatives and hedging activities.

(b)

Represents interest expense and income generated from hedge qualifying interest-rate swaps that were recorded with interest income on the hedged advances, and interest expense on hedged Consolidated obligation bonds and  discount notes.  Also includes amortization as described in footnote (a) above.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	December 31, 2012
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(2,095)	Interest Expense	$4,156	$(214)
Consolidated obligations-discount notes (b)	(27,190)	Interest Expense	—	—
	$(29,285)		$4,156	$(214)

	December 31, 2011
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(2,292)	Interest Expense	$3,091	$(119)
Consolidated obligations-discount notes (b)	(97,588)	Interest Expense	—	—
	$(99,880)		$3,091	$(119)

	December 31, 2010
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c), (d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(249)	Interest Expense	$7,736	$—
	$(249)		$7,736	$—

(a)

Hedges of anticipated issuance of debt - The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months. There were no open contracts at December 31, 2012 and 2011. The amounts in AOCI from “closed” cash flow hedges representing net unrecognized losses were $12.3 million and $14.4 million at December 31, 2012 and December 31, 2011. At December 31, 2012, it is expected that over the next 12 months about $3.2 million of net losses recorded in AOCI will be recognized as a yield adjustment (expense) to consolidated bond interest expense.

(b)

Hedges of discount notes in rolling issuances — At December 31, 2012 and 2011, $1.1 billion and $903.0 million of notional amounts of the interest rate swaps were outstanding under this program, and $124.8 million and $97.6 million in unrealized fair values losses were recorded in AOCI at December 31, 2012 and 2011. The cash flow hedges mitigated exposure to the variability in future cash flows for a maximum period of 15 years.

(c)	Effective portion was recorded in AOCI. Ineffectiveness was immaterial and was recorded within Net income.
(d)	Represents unrecognized loss from cash flow hedges recorded in AOCI.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2012
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$7,553,188	$7,553,188	$7,553,188	$—	$—	$—
Federal funds sold	4,091,000	4,091,010	—	4,091,010	—	—
Available-for-sale-securities	2,308,774	2,308,774	9,633	2,299,141	—	—
Held-to-maturity securities	11,058,764	11,456,556	—	10,202,124	1,254,432	—
Advances	75,888,001	75,880,070	—	75,880,070	—	—
Mortgage loans held-for-portfolio, net	1,842,816	1,931,437	—	1,931,437	—	—
Accrued interest receivable	179,044	179,044	—	179,044	—	—
Derivative assets	41,894	41,894	—	966,532	—	(924,638)
Other financial assets	533	533	—	364	169	—

Liabilities
Deposits	2,054,511	2,054,523	—	2,054,523	—	—
Consolidated obligations
Bonds	64,784,321	64,942,869	—	64,942,869	—	—
Discount notes	29,779,947	29,781,720	—	29,781,720	—	—
Mandatorily redeemable capital stock	23,143	23,143	23,143	—	—	—
Accrued interest payable	127,664	127,664	—	127,664	—	—
Derivative liabilities	426,788	426,788	—	3,890,295	—	(3,463,507)
Other financial liabilities	85,079	85,079	85,079	—	—	—

	December 31, 2011
	Carrying	Estimated
Financial Instruments	Value	Fair Value
Assets
Cash and due from banks	$10,877,790	$10,877,790
Federal funds sold	970,000	971,233
Available-for-sale securities	3,142,636	3,142,636
Held-to-maturity securities	10,123,805	10,348,374
Advances	70,863,777	71,025,990
Mortgage loans held-for-portfolio, net	1,408,460	1,490,639
Accrued interest receivable	223,848	223,848
Derivative assets	25,131	25,131
Other financial assets	1,544	1,544

Liabilities
Deposits	2,101,048	2,101,056
Consolidated obligations
Bonds	67,440,522	67,697,074
Discount notes	22,123,325	22,126,093
Mandatorily redeemable capital stock	54,827	54,827
Accrued interest payable	146,247	146,247
Derivative liabilities	486,166	486,166
Other financial liabilities	79,749	79,749

(a)   Level 3 Instruments — The fair values of private-label MBS and housing finance agency bonds were estimated by management based on pricing services.  Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity so that the inputs may not be market based and observable.

Fair Value Hierarchy

The FHLBNY records available-for-sale securities, derivative assets, derivative liabilities, certain consolidated obligations and advances elected under the FVO, and certain other liabilities at fair value on a recurring basis.  On a non-recurring basis, certain held-to-maturity securities determined to be OTTI are also measured and recorded at their fair values.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The inputs are evaluated and an overall level for the fair value measurement is determined.  This overall level is an indication of market observability of the fair value measurement for the asset or liability.  An entity must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities measured on a recurring or non-recurring basis.

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

•                  Level 1 Inputs — Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date.

•                  Level 2 Inputs — Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly.  If the asset or liability has a specified (contractual) term, a Level 2

Federal Home Loan Bank of New York

Notes to Financial Statements

                        input must be observable for substantially the full term of the asset or liability.  Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and volatilities).

•                  Level 3 Inputs — Unobservable inputs for the asset or liability.

The FHLBNY reviews its fair value hierarchy classifications on a quarterly basis.  Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities.  These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur.  There were no such transfers in 2012 and 2011.

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

Interest-bearing Deposits, Federal Funds Sold, and Securities purchased under agreements to resell — The FHLBNY determines estimated fair values of certain short-term investments by calculating the present value of expected future cash flows from the investments, a methodology also referred to as the Income approach under the Fair value measurement standards.  The discount rates used in these calculations are the current coupons of investments with similar terms.  Inputs into the cash flow models employed by the Bank are the yields on the instruments and are market based and observable and are considered to be within Level 2 of the fair value hierarchy.

Investment Securities — The fair value of investment securities is estimated by the FHLBNY using information primarily from pricing services.  This methodology is also referred to as the Market approach under the Fair value measurement standards.  Carrying value of a security is the same as its amortized cost, unless the security is determined to be OTTI.  In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

Effective December 31, 2011, the FHLBNY refined its method for estimating the fair values for its investment securities, and provides an additional level of analysis through pre-defined cluster tolerances, and examination of outliers in a manner that has further strengthened the FHLBNY’s investment valuation process.   The methodology introduced the concept of clustering pricing, and to predefine cluster tolerances.  An outlier, under the methodology,

Federal Home Loan Bank of New York

Notes to Financial Statements

is any vendor price that is outside of a defined cluster tolerance.  The outlier is evaluated for reasonableness.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  To be included among the cluster, each price must fall within 10 points of the median price for residential PLMBS and within 3 points of the median price for GSE issued MBS.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If all prices fall within the cluster, the final price is simply the average of the cluster.  However, if a price falls outside the cluster, additional analysis is required.  If the price that falls outside the cluster tolerance is found to be a better estimate of the fair value, then the selected outlier price will be the final price instead of the average of prices that fit within the appropriate tolerance range.

The FHLBNY has also established that the pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing.  To validate vendor prices of PLMBS, the FHLBNY has also adopted a formal process to examine yields as an additional validation method.  The FHLBNY calculates an implied yield for each of its PLMBS using estimated fair values derived from cash flows on a bond-by-bond basis.  This yield is then compared to the implied yield for comparable securities according to price information from third-party MBS “market surveillance reports”.  Significant variances or inconsistencies are evaluated in conjunction with all of the other available pricing information.  The objective is to determine whether an adjustment to the fair value estimate is appropriate.  The FHLBNY’s pre-existing methodology also examined price changes that exceeded a pre-established tolerance and price changes relative to changes in the option-adjusted spread (“OAS”).

An independent team also reviews pricing by putting like securities into cohorts and tracking outliers and the review is performed for all mortgage-backed securities and state and local housing finance agency bonds.

The methodologies adopted at December 31, 2011, have enhanced the FHLBNY’s pre-existing price validation processes and provide a greater degree of reliance on the recorded fair values of the FHLBNY’s investments.

The FHLBNY believes such methodologies — valuation comparison, review of changes in valuation parameters, and credit analysis have been designed to identify the effects of the credit crisis, which has tended to reduce the availability of certain observable market pricing or has caused the widening of the bid/offer spread of certain securities.  As of December 31, 2012, four vendor prices were received for a very significant percentage of the FHLBNY’s MBS holdings.  The remaining MBS were priced utilizing three vendor prices or less.  Substantially all vendor prices fell within specified thresholds, and the relative proximity of the prices received supported the FHLBNY’s conclusion that the final computed prices were reasonable estimates of fair values.  Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the Bank’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.

The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At December 31, 2012 and 2011, certain held-to-maturity private-label MBS were deemed OTTI and were written down to their fair values, so that their carrying values recorded in the balance sheet equaled their fair values, which were classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.

Housing finance agency bonds - The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.  Because of the current lack of significant market activity, their fair values were categorized within Level 3 of the fair value hierarchy as inputs into vendor pricing models may not be market based and observable.

Consolidated Obligations — The FHLBNY estimates the fair values of consolidated obligations based on the present values of expected future cash flows due on the debt obligations.  Calculations are performed by using the FHLBNY’s industry standard option adjusted valuation models.  Inputs are based on the cost of raising comparable term debt.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The FHLBNY has elected the FVO designation for certain consolidated obligation debt and recorded their fair values in the Statements of Conditions.  The CO Curve and volatility assumptions (for debt with call options) were primary inputs, which are market based and observable.  Fair values were classified within Level 2 of the valuation hierarchy.

The fair values of consolidated obligation debt, as disclosed in the Estimated Fair Values- Summary Tables in this Note were computed using the CO curve and volatility assumptions (for debt with call options) and were classified within Level 2 of the valuation hierarchy.

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

The FHLBNY determines the fair values of its advances by calculating the present value of expected future cash flows from the advances, a methodology also referred to as the Income approach under the Fair value measurement standards.  The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms.  In accordance with the Finance Agency’s advances regulations, an advance with a maturity or repricing period greater than six months requires a prepayment fee sufficient to make a FHLBank financially indifferent to the borrower’s decision to prepay the advance.  Therefore, the fair value of an advance does not assume prepayment risk.

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

•                  Spread adjustment.  Adjustments represent the FHLBNY’s mark-up based on its pricing strategy.  The input is considered as unobservable, and is classified as a Level 3 input.  The spread adjustment is not a significant input to the overall fair value of an advance.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at December 31, 2012.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10 percent, with additional qualitative factors to be considered if the ratio exceeded the threshold.

The FHLBNY has elected the FVO designation for certain advances and recorded their fair values in the Statements of Conditions.  The CO Curve was the primary input, which is market based and observable.  Inputs to apply spreads, which are FHLBNY specific, were not material.  Fair values were classified within Level 2 of the valuation hierarchy.

The fair values of advances, as disclosed in the Estimated Fair Values- Summary Tables in this Note were also computed using the CO curve, volatility assumptions (for advances with call or put options) and were classified within Level 2 of the valuation hierarchy.

Mortgage Loans (MPF Loans)

A.  Principal and/or Most Advantageous Market and Market Participants

The FHLBNY may sell mortgage loans to another FHLBank or in the secondary mortgage market.  Because transactions between FHLBanks occur infrequently, the FHLBNY has identified the secondary mortgage market as the principal market for mortgage loans under the MPF programs.  Also, based on the nature of the supporting collateral to the MPF loans held by FHLBNY, the presentation of a single class for all products within the MPF product types is considered appropriate.  As described below, the FHLBNY believe that the market participants

Federal Home Loan Bank of New York

Notes to Financial Statements

within the secondary mortgage market for the MPF portfolio would differ primarily whether qualifying or non-qualifying loans are being sold.

Qualifying Loans — The FHLBNY believes that a market participant is an entity that would buy qualifying mortgage loans for the purpose of securitization and subsequent resale as a security.  Other government-sponsored enterprises (GSEs), specifically Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), conduct the majority of such activity in the United States, but there are other commercial banks and financial institutions that periodically conduct business in this market.  Therefore, the FHLBNY has identified market participants for qualifying loans to include (1) all GSEs, and (2) other commercial banks and financial institutions that are independent of the FHLBank System.

Non-qualifying Loans — For the FHLBNY, non-qualifying loans are primarily impaired loans.  The FHLBNY believes that it is unlikely the GSE market participants would willingly buy loans that did not meet their normal criteria or underwriting standards.  However, a market exists with commercial banks and financial institutions other than GSEs where such market participants buy non-qualifying loans in order to securitize them as they become current, resell them in the secondary market, or hold them in their portfolios.  Therefore, the FHLBNY has identified the market participants for non-qualifying loans to include other commercial banks and financial institutions that are independent of the FHLBank System.

B.  Fair Value at Initial Recognition — MPF Loans

The FHLBNY believes that the transaction price (entry price) may differ from the fair value (exit price) at initial recognition because it is determined using a different method than subsequent fair value measurements.  However, because mortgage loans are not measured at fair value in the balance sheet, day one gains and losses would not be applicable.  Additionally, all mortgage loans are performing at the time of origination.

The FHLBNY receives an entry price from the FHLBank of Chicago, the MPF Provider, at the time of acquisition. This entry price is based on the TBA rates, as well as exit prices received from market participants, such as Fannie Mae and Freddie Mac.  The price is adjusted for specific MPF program characteristics and may be further adjusted by a FHLBank to accommodate changing market conditions.  Because of the adjustments, in many cases, the entry price would not equal the exit price at the time of acquisition.

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  The fair values of impaired MPF are also based on TBA rates and are adjusted for a haircut value on the underlying collateral value.  The FHLBNY validates the impairment adjustment made to TBA rates by “back-testing” against incurred losses.

TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  Any inputs derived from observable market data also result in a Level 2 classification.  Any inputs based on unobservable assumptions would be classified as Level 3 inputs.  Since most of the FHLBNY mortgage loans are currently performing and no credit losses are expected, any Level 3 inputs are generally insignificant to the total measurement and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy. However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  Therefore, loans with expected credit losses may result in Level 2 or Level 3 classifications depending upon the significance of unobservable inputs used.

Accrued Interest Receivable and Other Assets — The estimated fair values approximate the recorded book value because of the relatively short period of time between their origination and expected realization.

Derivative Assets and Liabilities — The FHLBNY’s derivatives are traded in the over-the-counter market.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.

These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2012 and 2011.

The Bank’s valuation model utilizes a modified Black-Karasinski model that assumes that rates are distributed log normally.  The log-normal model precludes interest rates turning negative in the model computations.  Significant market based and observable inputs into the valuation model include volatilities and interest rates.  The Bank’s valuation model employs industry standard market-observable inputs (inputs that are actively quoted and can be validated to external sources).  Inputs by class of derivative were as follows:

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest-rate related:

•                  LIBOR Swap Curve.

•                  Volatility assumption.  Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•                  Prepayment assumption (if applicable).

•                  Federal funds curve (OIS curve).

Mortgage delivery commitments (considered a derivative):

•                  TBA security prices are adjusted for differences in coupon, average loan rate and seasoning.

OIS adoption — On December 31, 2012, the FHLBNY began incorporating overnight indexed swap (“OIS”) curves as fair value measurement inputs for the valuation of its derivatives, as the OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives.  The FHLBNY believes using relevant OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives.  The OIS curve (Federal funds curve) was an additional input incorporated into the valuation model.  The federal funds curve is observable over its entire term structure and is considered to be a Level 2 input.  The FHLBNY’s valuation model utilizes industry standard OIS methodology, and beginning with December 31, 2012, the model generates forecasted cash flows using the OIS calibrated 3-month LIBOR curve.  The model then discounts the cash flows by the OIS curve to generate fair values.  Previously, the FHLBNY used the 3-month London Interbank Offered Rate (“LIBOR”) curve as the relevant benchmark curve for its derivative and as the discount rate for these collateralized interest-rate related derivatives.  The impact of the adoption of OIS on the FHLBNY’s financial position, results of operations and cash flows was not material.

Credit risk — The FHLBNY is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties, which are generally highly rated institutions.  To mitigate this risk, the FHLBNY has entered into master netting agreements with its derivative counterparties.  To further limit the FHLBNY’s net unsecured credit exposure to those counterparties, the FHLBNY has entered into bilateral security agreements with all of its derivatives counterparties that provide for the delivery of collateral at specified levels.  The FHLBNY has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.  Additional information about credit risk associated with derivative transactions is provided in Note 16. Derivatives and Hedging Activities.

The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk.  The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly.  The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank and counterparty’s credit ratings.  As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2012 and 2011.

Control processes — The FHLBNY employs control processes to validate the fair value of its financial instruments, including those derived from valuation models.  These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible.  In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.  These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by specialists with relevant expertise who are independent from the trading desks or personnel who were involved in the design and selection of model inputs.  Additionally, groups that are independent from the trading desk, or personnel involved in the design and selection of model inputs participate in the review and validation of the fair values generated from the valuation model.  The FHLBNY maintains an ongoing review of its valuation models and has a formal model validation policy in addition to procedures for the approval and control of data inputs.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at December 31, 2012 and 2011, by level within the fair value hierarchy.  The FHLBNY measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands)

	December 31, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$2,299,141	$—	$2,299,141	$—	$—
Equity and bond funds	9,633	9,633	—	—	—
Advances (to the extent FVO is elected)	500,502	—	500,502	—	—
Derivative assets(a)
Interest-rate derivatives	41,885	—	966,523	—	(924,638)
Mortgage delivery commitments	9	—	9	—	—

Total recurring fair value measurement - assets	$2,851,170	$9,633	$3,766,175	$—	$(924,638)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(1,948,987)	$—	$(1,948,987)	$—	$—
Bonds (to the extent FVO is elected) (b)	(12,740,883)	—	(12,740,883)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(426,747)	—	(3,890,254)	—	3,463,507
Mortgage delivery commitments	(41)	—	(41)	—	—

Total recurring fair value measurement - liabilities	$(15,116,658)	$—	$(18,580,165)	$—	$3,463,507

	December 31, 2011
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$3,133,469	$—	$3,133,469	$—	$—
Equity and bond funds	9,167	9,167	—	—	—
Derivative assets(a)
Interest-rate derivatives	24,861	—	1,162,634	—	(1,137,773)
Mortgage delivery commitments	270	—	270	—	—

Total recurring fair value measurement - assets	$3,167,767	$9,167	$4,296,373	$—	$(1,137,773)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,920,855)	$—	$(4,920,855)	$—	$—
Bonds (to the extent FVO is elected) (b)	(12,542,603)	—	(12,542,603)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(486,166)	—	(4,221,882)	—	3,735,716

Total recurring fair value measurement - liabilities	$(17,949,624)	$—	$(21,685,340)	$—	$3,735,716

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Federal Home Loan Bank of New York

Notes to Financial Statements

Items Measured at Fair Value on a Nonrecurring Basis (in thousands)

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — Certain held-to-maturity investment securities were measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of other-than-temporary impairment.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that were determined to be credit impaired at December 31, 2012 and 2011, were recorded at their fair values in the Statements of Condition at those dates.  For more information, see Note 5. Held-to-Maturity Securities.

	December 31, 2012
	Fair Value (a)	Level 1	Level 2	Level 3 (b)

Held-to-maturity securities
RMBS-Prime	$7,045	$—	$—	$7,045
Total non-recurring assets at fair value	$7,045	$—	$—	$7,045

	December 31, 2011
	Fair Value (a)	Level 1	Level 2	Level 3 (b)
Held-to-maturity securities
RMBS-Prime	$14,609	$—	$—	$14,609
Home equity loans	5,669	—	—	5,669
Total non-recurring assets at fair value	$20,278	$—	$—	$20,278

(a)         Fair values were developed by pricing vendors and reviewed by the FHLBNY.  Our review methodology is summarized in this note under “Summary of Valuation Techniques and Primary Inputs.”

(b)         Level 3 Instruments — The fair values of private-label MBS determined OTTI at December 31, 2012 (and all private-label MBS) were based on pricing services.  In management’s view, valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity so that the inputs may not be market based and observable.

Fair Value Option Disclosures

The following table summarizes the activity related to financial instruments for which the Bank elected the fair value option (in thousands):

	Years ended December 31,
	2012	2012	2011	2010	2012	2011	2010
	Advances (a)	Bonds			Discount Notes

Balance, beginning of the period	$—	$(12,542,603)	$(14,281,463)	$(6,035,741)	$(4,920,855)	$(956,338)	$—
New transactions elected for fair value option	500,000	(18,793,000)	(26,395,000)	(25,471,000)	(2,145,618)	(4,917,172)	(1,851,991)
Maturities and terminations	—	18,595,000	28,141,000	17,235,000	5,117,046	953,202	898,788
Net gains (losses) on financial instruments held under fair value option	388	(133)	(10,376)	(2,556)	—	(118)	(787)
Change in accrued interest/unaccreted balance	114	(147)	3,236	(7,166)	440	(429)	(2,348)

Balance, end of the period	$500,502	$(12,740,883)	$(12,542,603)	$(14,281,463)	$(1,948,987)	$(4,920,855)	$(956,338)

(a)	A floating-rate advance was designated under the FVO in the fourth quarter of 2012. No Advances were designated under the FVO at December 31, 2011 or 2010.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2012
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances (a)	$114	$388	$502

(a)	A floating-rate advance was designated under the FVO in the fourth quarter of 2012. No Advances were designated under the FVO at December 31, 2011 or 2010.

	December 31, 2012
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(31,883)	$(133)	$(32,016)
Consolidated obligations-discount notes	(3,453)	—	(3,452)

	$(35,336)	$(133)	$(35,468)

	December 31, 2011
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(37,522)	$(10,376)	$(47,898)
Consolidated obligations-discount notes	(4,308)	(118)	(4,426)

	$(41,830)	$(10,494)	$(52,324)

	December 31, 2010
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(40,983)	$(2,556)	$(43,539)
Consolidated obligations-discount notes	(2,348)	(787)	(3,135)

	$(43,331)	$(3,343)	$(46,674)

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$500,000	$500,502	$502

Consolidated obligations-bonds (b)	$12,728,000	$12,740,883	$12,883
Consolidated obligations-discount notes (c)	1,945,744	1,948,987	3,243
	$14,673,744	$14,689,870	$16,126

	December 31, 2011
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligations-bonds (b)	$12,530,000	$12,542,603	$12,603
Consolidated obligations-discount notes (c)	4,917,172	4,920,855	3,683
	$17,447,172	$17,463,458	$16,286

	December 31, 2010
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligations-bonds (b)	$14,276,000	$14,281,463	$5,463
Consolidated obligations-discount notes (c)	953,203	956,338	3,135
	$15,229,203	$15,237,801	$8,598

(a)     Advance — In the fourth quarter of 2012, a floating-rate advance was elected under the FVO.

(b)

Fair values of fixed-rate bonds at December 31, 2012 were in unrealized loss positions primarily due to increase in debt elected under the FVO. The Bank has continued to elect the FVO for short-term callable bonds because management is not able to assert with confidence that the hedges will remain highly effective through the maturity of the bonds.

(c)

The FHLBNY elected fewer discount notes under the FVO designation in 2012 compared to 2011.  In 2012, the interest rate environment has been less volatile relative to 2011, and the Bank has successfully hedged discount notes under qualifying fair value hedges, and relying less on electing the FVO to economically hedge discount notes.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 18.                 Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate was $0.7 trillion at December 31, 2012 and 2011.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were approximately $6.6 billion and $2.8 billion as of December 31, 2012 and 2011, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of December 31, 2012 and 2011.

MPF Program — Under the MPF program, the Bank was unconditionally obligated to purchase $25.2 million and $31.2 million of mortgage loans at December 31, 2012 and December 31, 2011.  Commitments are generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $927.6 million and $884.1 million as of December 31, 2012 and 2011.

Future benefit payments — The Bank expects to contribute $1.0 million over the next 12 months towards the Defined Benefit Plan, a non-contributory pension plan.

Derivative contracts — The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $2.5 billion and $2.6 billion in cash with derivative counterparties as pledged collateral at December 31, 2012 and December 31, 2011, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 16. Derivatives and Hedging Activities.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $3.2 million for the year ended December 31, 2012 and $3.3 million for each of the years ended December 31, 2011 and 2010.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  In the fourth quarter of 2012, the FHLBNY executed a lease agreement for a shared offsite data backup site for a 36 month period at an annual cost of $0.6 million.

The following table summarizes contractual obligations and contingencies as of December 31, 2012 (in thousands):

	December 31, 2012
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$42,284,800	$13,749,910	$2,630,580	$5,159,795	$63,825,085
Mandatorily redeemable capital stock (a)	2,582	698	5,210	14,653	23,143
Premises (lease obligations) (b)	3,224	6,448	5,669	739	16,080

Total contractual obligations	42,290,606	13,757,056	2,641,459	5,175,187	63,864,308

Other commitments
Standby letters of credit	6,290,327	264,573	34,270	3,861	6,593,031
Consolidated obligations-bonds/discount notes traded not settled	1,111,100	—	—	—	1,111,100
Commitments to fund pension (c)	1,000	—	—	—	1,000
Open delivery commitments (MPF)	25,217	—	—	—	25,217

Total other commitments	7,427,644	264,573	34,270	3,861	7,730,348

Total obligations and commitments	$49,718,250	$14,021,629	$2,675,729	$5,179,048	$71,594,656

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
(c)

This is based on the minimum expected payment under the MAP 21 relief provisions.  The Bank’s expected contribution towards the funded Defined Benefit Plan is not available beyond one year. For projected benefits payable for the Bank’s unfunded Benefit Equalization Plan and the Bank’s Postretirement Benefit Plan, see Note 15.

Federal Home Loan Bank of New York

Notes to Financial Statements

The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses is required.

Impact of the bankruptcy of Lehman Brothers

From time to time, the Bank is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  At the present time, except as noted below, there are no pending claims against the Bank that, if established, are reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

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

As previously reported, the Bank received a Derivatives ADR Notice from LBSF dated July 23, 2010 claiming that the Bank was liable to LBSF under the master agreement. Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the Bank responded to LBSF on August 23, 2010, denying LBSF’s Demand. LBSF served a reply on September 7, 2010, effectively reiterating its position.  A mediation conducted pursuant to the Order commenced on December 8, 2010 and concluded without settlement on March 17, 2011. LBSF claims that the Bank is liable to it in the principal amount of approximately $198 million plus interest on such principal amount from the Early Termination Date to December 1, 2008 at an interest rate equal to the average of the cost of funds of the Bank and LBSF on the Early Termination Date, and after December 1, 2008 at a default interest rate of LIBOR plus 13.5%.  LBSF’s asserted claim as of December 6, 2010, including principal and interest, was approximately $268 million.  Pursuant to the Order, positions taken by the parties in the ADR process are confidential.

While the Bank believes that LBSF’s position is without merit, and therefore no payment to LBSF or LBHI is probable, the amount the Bank actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.

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

Debt Assumptions and Transfers

Debt assumptions — The Bank did not assume debt from another FHLBank in 2012 and 2011.

Debt transfers — There were no debt transfers to another FHLBank in 2012.  In 2011, the Bank transferred $150.0 million to another FHLBank at negotiated market rates that exceeded book cost by $17.3 million, which amount was charged to earnings in that period.  When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Transactions are at market rates.  The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at December 31, 2012 was $47.5 million from inception of the program through mid-2004.  At December 31, 2011, the comparable number was $62.9 million.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  Fees paid to the FHLBank of Chicago were $0.8 million, $0.6 million and $0.5 million in each of the years ended December 31, 2012, 2011 and 2010.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

Notional amounts of $265.0 million and $275.0 million of interest rate swaps outstanding at December 31, 2012 and 2011 represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members with an offsetting purchased contracts with unrelated derivatives dealers.  Net fair value exposures of these transactions at December 31, 2012 and 2011 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In 2012, the FHLBNY extended seven overnight loans for a total of $1.3 billion.  In 2011, the FHLBNY extended five overnight loans for a total of $1.4 billion to another FHLBank.  In 2010, The FHLBNY extended one overnight loan for a total of $27.0 million to other FHLBank.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In 2012, the FHLBNY borrowed one overnight loan for a total of $50.0 million from a FHLBank, and there was no borrowing from other FHLBanks in 2011 and 2010.  In 2012, such borrowings averaged $0.1 million, and interest expense for such borrowings was not significant.

The following tables summarize outstanding balances with related parties at December 31, 2012 and December 31, 2011, and transactions for each of the years ended December 31, 2012, 2011 and 2010 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2012		December 31, 2011
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$7,553,188	$—	$10,877,790
Federal funds sold	—	4,091,000	—	970,000
Available-for-sale securities	—	2,308,774	—	3,142,636
Held-to-maturity securities	—	11,058,764	—	10,123,805
Advances	75,888,001	—	70,863,777	—
Mortgage loans (a)	—	1,842,816	—	1,408,460
Accrued interest receivable	150,907	28,137	195,700	28,148
Premises, software, and equipment	—	11,576	—	13,487
Derivative assets (b)	—	41,894	—	25,131
Other assets (c)	150	13,593	193	13,213

Total assets	$76,039,058	$26,949,742	$71,059,670	$26,602,670

Liabilities and capital
Deposits	$2,054,511	$—	$2,101,048	$—
Consolidated obligations	—	94,564,268	—	89,563,847
Mandatorily redeemable capital stock	23,143	—	54,827	—
Accrued interest payable	25	127,639	8	146,239
Affordable Housing Program (d)	134,942	—	127,454	—
Derivative liabilities (b)	—	426,788	—	486,166
Other liabilities (e)	85,079	80,576	69,555	66,785

Total liabilities	2,297,700	95,199,271	2,352,892	90,263,037

Total capital	5,491,829	—	5,046,411	—

Total liabilities and capital	$7,789,529	$95,199,271	$7,399,303	$90,263,037

(a)	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.
(b)

Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were at market terms and in the ordinary course of the FHLBNY’s business  — At December 31, 2012, notional amounts outstanding were $3.5 billion; net fair value after posting $124.7 million cash collateral was a net derivative liability of $25.2 million. At December 31, 2011, notional amounts outstanding were $3.9 billion; net fair value after posting $49.5 million cash collateral was a net derivative liability of $38.0 million.  Citibank, N.A., became a member in the second quarter of 2011.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expense of $21.5 million and $12.6 million in 2012 and 2011.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)	Includes insignificant amounts of miscellaneous assets that are considered related party.
(d)	Represents funds not yet disbursed to eligible programs.
(e)	Related column includes member pass-through reserves at the Federal Reserve Bank.

Federal Home Loan Bank of New York

Notes to Financial Statements

Related Party:  Income and Expense transactions

	Years Ended December 31,
	2012		2011		2010
	Related	Unrelated	Related	Unrelated	Related	Unrelated
Interest income
Advances	$524,233	$—	$570,966	$—	$616,575	$—
Interest-bearing deposits (a)	—	3,649	—	2,834	—	5,461
Securities purchased under agreements to resell	—	86	—	—	—	—
Federal funds sold	—	15,218	—	6,746	—	9,061
Available-for-sale securities	—	23,626	—	30,248	—	31,465
Held-to-maturity securities	—	270,835	—	279,602	—	352,398
Mortgage loans held-for-portfolio (b)	—	65,892	—	62,942	—	65,422
Loans to other FHLBanks	5	—	4	—	—	—

Total interest income	$524,238	$379,306	$570,970	$382,372	$616,575	$463,807

Interest expense
Consolidated obligations	$—	$434,048	$—	$440,870	$—	$614,967
Deposits	757	—	1,243	—	3,502	—
Mandatorily redeemable capital stock	1,839	—	2,384	—	4,329	—
Cash collateral held and other borrowings	—	32	—	82	—	26

Total interest expense	$2,596	$434,080	$3,627	$440,952	$7,831	$614,993

Service fees and other	$8,163	$1,598	$5,677	$232	$4,918	$—

(a) Includes insignificant amounts of interest income from MPF service provider.

(b) Includes immaterial amounts of mortgage interest income from loans purchased from members of another FHLBank.

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

The top ten advance holders at December 31, 2012, 2011 and 2010 and associated interest income for the years then ended are summarized as follows (dollars in thousands):

	December 31, 2012
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Metropolitan Life Insurance Company	New York	NY	$13,512,000	18.69%	$290,223
Citibank, N.A.	New York	NY	12,070,000	16.70	31,422
New York Community Bank*	Westbury	NY	8,293,143	11.47	302,229
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	8.33	302,559
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,897,000	4.01	62,676
Investors Bank	Short Hills	NJ	2,700,500	3.74	57,780
First Niagara Bank, National Association	Buffalo	NY	2,438,500	3.37	10,851
The Prudential Insurance Co. of America	Newark	NJ	2,325,000	3.22	50,142
Valley National Bank	Wayne	NJ	2,075,500	2.87	83,143
New York Life Insurance Company	New York	NY	1,350,000	1.87	13,764
Total			$53,686,643	74.27%	$1,204,789

Pending merger — On August 27, 2012, Hudson City Bancorp, Inc. (“Hudson City Bancorp”), entered into an Agreement and Plan of Merger (“Merger Agreement”) with M&T Bank Corporation and Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation.   The Merger Agreement provides that FHLBNY member Hudson City Savings Bank, a wholly owned subsidiary of Hudson City Bancorp, will merge with and into FHLBNY member Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned subsidiary of M&T Bank Corporation, with M&T Bank continuing as the surviving bank.   The Merger Agreement is subject to, among other items, shareholder and regulatory approvals.   The parties currently anticipate that the closing of the merger transactions will take place in the second quarter of 2013.   At December 31, 2012, total advances borrowed by Hudson City Savings Bank were $6.0 billion, or 8.3% of total advances of the FHLBNY.   Interest income earned from Hudson City Bancorp in 2012 was $302.6 million.   The parties have indicated their intention to pay off these advances upon the closing of the merger transactions.

Federal Home Loan Bank of New York

Notes to Financial Statements

*  At December 31, 2012, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2011
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Metropolitan Life Insurance Company	New York	NY	$11,655,000	17.40%	$266,792
Hudson City Savings Bank, FSB*	Paramus	NJ	8,925,000	13.32	520,044
New York Community Bank*	Westbury	NY	8,755,154	13.07	304,289
MetLife Bank, N.A.	Convent Station	NJ	4,764,500	7.11	95,740
The Prudential Insurance Co. of America	Newark	NJ	2,424,000	3.62	57,154
Investors Bank	Short Hills	NJ	2,115,486	3.16	53,984
Valley National Bank	Wayne	NJ	2,103,500	3.14	90,261
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,043,000	3.05	71,909
First Niagara Bank, National Association	Buffalo	NY	1,667,072	2.49	16,626
New York Life Insurance Company	New York	NY	1,500,000	2.24	14,497
Total			$45,952,712	68.60%	$1,491,296

* At December 31, 2011, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2010
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Hudson City Savings Bank, FSB*	Paramus	NJ	$17,025,000	22.13%	$705,743
Metropolitan Life Insurance Company	New York	NY	12,555,000	16.32	294,526
New York Community Bank*	Westbury	NY	7,793,165	10.13	307,102
MetLife Bank, N.A.	Convent Station	NJ	3,789,500	4.93	61,036
Manufacturers and Traders Trust Company	Buffalo	NY	2,758,000	3.58	42,979
The Prudential Insurance Co. of America	Newark	NJ	2,500,000	3.25	77,544
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,391,000	3.11	107,917
Valley National Bank	Wayne	NJ	2,310,500	3.00	98,680
New York Life Insurance Company	New York	NY	1,500,000	1.95	14,678
First Niagara Bank, National Association	Buffalo	NY	1,473,493	1.92	24,911
Total			$54,095,658	70.32%	$1,735,116

* At December 31, 2010, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2013 and December 31, 2012 (shares in thousands):

		Number	Percent
	February 28, 2013	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	8,716	18.73%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,290	15.66
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,033	8.67
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,565	7.66

		23,604	50.72%

		Number	Percent
	December 31, 2012	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	9,166	19.02%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,347	15.24
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,337	9.00
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,565	7.39

		24,415	50.65%

* At February 28, 2013 and December 31, 2012, officer of member bank also served on the Board of Directors of the FHLBNY.

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

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a)         Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2012.  Based on this evaluation, they concluded that as of December 31, 2012, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

2012 and 2013 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that an FHLBank’s board of directors is to comprise thirteen directors, or such other number as the Director of the Federal Housing Finance Agency determines appropriate.  For each of 2012 and 2013, the FHFA Director designated seventeen directorships for us, ten of which are Member Directorships and seven of which are Independent Directorships.

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

Member Directors are, generally speaking, elected by our stockholders in, respectively, New York, New Jersey, and Puerto Rico and the U.S. Virgin Islands.  Our Board of Directors is ordinarily not permitted to nominate or elect Member Directors; however, the Board may appoint a director to fill a vacant Member Directorship in the event that no nominations are received from members in the course of the Member Director election process.  (The Board may also take action to fill a mid-term vacancy of a Member Directorship.) Each member institution that is required to hold stock as of the record date, which is December 31 of the year prior to the year in which the election is held, may nominate and/or vote for representatives from member institutions in its respective state to fill open Member Directorships.  The Finance Agency’s election regulation provides that none of our directors, officers, employees, attorneys or agents, other than in a personal capacity, may support the nomination or election of a particular individual for a Member Directorship.

Because of the process described above pertaining to how Member Directors are nominated and elected, we do not know what particular factors our member institutions may consider in nominating particular candidates for Member Directorships or in voting to elect Member Directors. However, if the Board takes action to fill a vacant Member Directorship, we can know what was considered in electing such Director. In general, such considerations may include satisfaction of the regulatory qualification requirements for the Directorship, the nature of the person’s experience in the financial industry and at a member institution, knowledge of the person by various members of the Board, and previous service on the Board, if any.

In contrast to the requirements pertaining to Member Directorships, per FHFA regulations, an Independent Directorship may be held, generally speaking, only by an individual who is a bona fide resident of our district, who is not a director, officer, or employee of a member institution or of any person that receives advances from us, and who is not an officer of any FHLBank.  At least two Independent Directors must be “public interest” directors.  Public interest directors, as defined by Finance Agency regulations, are Independent Directors who have at least four years of experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection.  Pursuant to Finance Agency regulations, each Independent Director must either satisfy the aforementioned requirements to be a public interest director, or have knowledge or experience in one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.

Any individual may submit an Independent Director application form and request to be considered by us for inclusion on the Independent Director nominee slate.  Our Board of Directors is then required by Finance Agency regulations to consult with our Affordable Housing Advisory Council (“Advisory Council”) in establishing the nominee slate.  (The Advisory Council is an advisory body consisting of fifteen persons residing in our district appointed by our Board, the members of which are drawn from community and not-for-profit organizations that are actively involved in providing or promoting low and moderate income housing or community lending.  The Advisory Council provides advice on ways in which we can better carry out our housing finance and community lending mission.)  After the nominee slate is approved by the Board, the slate is then presented to our membership for a district-wide vote.  The election regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director’s nominees for Independent Directorships. (As is the case with Member Directorships, the Board may also take action to fill a mid-term vacancy of an Independent Directorship.)

The Board does not solicit proxies, nor are member institutions permitted to solicit or use proxies in order to cast their votes in an election.

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2012 through the date of this annual report on Form 10-K.  Footnotes are used to specifically identify those directors who served on the Board in 2012 and who were also elected to serve by our members for a new term on the Board commencing on January 1, 2013.  Following the table is biographical information for each director.

No director has any family relationship with any of our other directors or executive officers of us.  In addition, no director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Director Name	Age as of 3/25/2013	Bank Director Since	Start of Current Term	Expiration of Current Term	Represents Bank Members in	Director Type
Michael M. Horn (Chair)	73	4/2007	1/1/10	12/31/13	Districtwide	Independent
José Ramon González (Vice Chair)	58	1/2004	1/1/10	12/31/13	PR & USVI	Member
John R. Buran	63	12/2010	1/1/12	12/31/15	NY	Member
Anne Evans Estabrook	68	1/2004	1/1/11	12/31/14	Districtwide	Independent
Joseph R. Ficalora	66	1/2005	1/1/11	12/31/14	NY	Member
Jay M. Ford (a)	63	6/2008	1/1/13	12/31/16	NJ	Member
James W. Fulmer	61	1/2007	1/1/10	12/31/13	NY	Member
Ronald E. Hermance, Jr.	65	1/2005	1/1/11	12/31/14	NJ	Member
Thomas L. Hoy	64	1/2012	1/1/12	12/31/15	NY	Member
Katherine J. Liseno	68	1/2004	1/1/10	12/31/13	NJ	Member
Kevin J. Lynch	66	1/2005	1/1/11	12/31/14	NJ	Member
Joseph J. Melone	81	4/2007	1/1/12	12/31/15	Districtwide	Independent
Richard S. Mroz	51	3/2002	1/1/11	12/31/14	Districtwide	Independent
Vincent F. Palagiano (b)	72	1/2012	1/1/13	12/31/16	NY	Member
C. Cathleen Raffaeli (c)	56	4/2007	1/1/13	12/31/16	Districtwide	Independent
Edwin C. Reed (c)	59	4/2007	1/1/13	12/31/16	Districtwide	Independent
DeForest B. Soaries, Jr.	61	1/2009	1/1/12	12/31/15	Districtwide	Independent

(a)    Mr. Ford served on the Board as a Member Director representing the interests of New Jersey members throughout 2012, and his term expired on December 31, 2012.  On December 6, 2012, Mr. Ford was elected by our New Jersey membership to serve as a Member Director representing the interests of New Jersey members for a new four year term commencing on January 1, 2013.

(b)   Mr. Palagiano served on the Board as a Member Director representing the interests of New York members throughout 2012, and his term expired on December 31, 2012.  On December 6, 2012, Mr. Palagiano was elected by our New York membership to serve as a Member Director representing the interests of New York members for a new four year term commencing on January 1, 2013.

(c)    Ms. Raffaeli and Rev. Reed both served on the Board as Independent Directors representing the interests of members throughout our membership district throughout 2012, and their terms expired on December 31, 2012.  On December 6, 2012, they were elected by our membership to serve as Independent Directors for new terms of four years each commencing on January 1, 2013.

Mr. Horn (Chair) has been a partner in the law firm of McCarter & English, LLP since 1990.  He has served as the Commissioner of Banking for the State of New Jersey and as the New Jersey State Treasurer.  He was also a member of the New Jersey State Assembly and served as a member of the Assembly Banking Committee.  In addition, Mr. Horn served on New Jersey’s Executive Commission on Ethical Standards as both its Vice Chair and Chairman, was appointed as a State Advisory Member of the Federal Financial Institutions Examination Council, and was a member of the Municipal Securities Rulemaking Board.  Mr. Horn is counsel to the New Jersey Bankers Association, was chairman of the Bank Regulatory Committee of the Banking Law Section of the New Jersey State Bar Association, and is a Fellow of the American Bar Foundation.  He served as a director of Ryan Beck & Co. through February 27, 2007.  Mr. Horn’s legal and regulatory experience, as indicated by his background, supports his qualifications to serve on our Board as an Independent Director.

Mr. González (Vice Chair) has been Senior Executive Vice President, Banking and Financial Services, of Oriental Financial Group, Inc. and Bank member Oriental Bank & Trust since August, 2010.  He was President and Chief Executive Officer of Santander BanCorp and Banco Santander Puerto Rico from October 2002 until August 2008, and served as a Director of both entities until August 2010. Mr. González joined the Santander Group in August 1996 as President and Chief Executive Officer of Santander Securities Corporation.  He later served as Executive Vice President and Chief Financial Officer of Santander BanCorp and Banco Santander Puerto Rico and in April 2002 was named President and Chief Operating Officer of both entities.  Mr. González is a past President of the Puerto Rico Bankers Association and a past president of the Securities Industry Association of Puerto Rico.  Mr. González was at Credit Suisse First Boston from 1983 to 1986 as Vice President of Investment Banking, and from 1989 to 1995 as President and Chief Executive Officer of the firm’s Puerto Rico subsidiary.  From 1986 to 1989, Mr. González was President and Chief Executive Officer of the Government Development Bank for Puerto Rico.  From 1980 to 1983, he was in the private practice of law in San Juan, Puerto Rico with the law firm of O’Neill & Borges.

Mr. Buran is Director, President and Chief Executive Officer of Bank members Flushing Savings Bank and Flushing Commercial Bank, and also of Flushing Financial Corporation, the holding company for those two institutions. He joined Flushing Savings Bank and Flushing Financial Corporation in 2001 as Chief Operating Officer and he became a Director of these entities in 2003.  In 2005, he was named President and Chief Executive Officer of Flushing Savings Bank and Flushing Commercial Bank.  He became a Director, as well as President & CEO, of Flushing Commercial Bank in 2007.  Mr. Buran’s career spans 35 years in the banking industry, beginning with Citibank in 1977.  There he held a variety of management positions, including Business Manager of their retail distribution in Westchester, Long Island and Manhattan, and Vice President in charge of their Investment Sales Division.  Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut.  He also spent time as a consultant and Assistant to the President of Carver Bank.  Mr. Buran has devoted his time to a variety of charitable and not-for-profit organizations.  He has been a board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, Family and Children’s Association, EAS, Long Island University, the Long Island Philharmonic and Channel 21.  He was the fundraising chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award.  His work in the community has been recognized by Family and Children’s Association, and the Gurwin Jewish Geriatric Center.  He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award.  Mr. Buran was honored with St. Joseph’s College’s Distinguished Service Award in 1998 and 2004.  Mr. Buran also serves on the Advisory Board and is former Board President of Neighborhood Housing Services of New York City.  He is a Board member of The Korean American Youth Foundation.  He is also past Chairman and a current board member of the New York Bankers Association as well as a Director of New York Bankers Service Corporation.  Mr. Buran also serves on the board of the Long Island Conservatory.  In 2011, he was appointed to the Community Depository Institutions Advisory Council of the Federal Reserve Bank of New York. Mr. Buran was appointed to the Nassau County Interim Finance Authority by New York State Governor Andrew Cuomo on August 8, 2012. He holds a B.S. in Management and an M.B.A., both from New York University.

Ms. Estabrook has been chief executive of Elberon Development Co. in Cranford, New Jersey since 1984.  It, together with its affiliated companies, owns, manages and develops approximately two million square feet of rental property.  Most of the property is industrial with the remainder serving commercial and retail tenants.  She previously served as a director on the board of New Brunswick Savings Bank.  Since 2005, Ms. Estabrook has served as a Director of New Jersey American Water Company, Inc.  Ms. Estabrook is the past chairman of the New Jersey Chamber of Commerce, served on its executive committee, and chaired its nominating committee.  She also served as a member of the Lay Board of Trustees of the Delbarton School in Morristown for 15 years, including five years as chair.  Until December 2012, Ms. Estabrook was a member and Secretary of the Board of Trustees of Catholic Charities, served on its Executive Committee and its Audit Committee, and chaired its Finance Committee and Building and Facilities Committees.  She is presently on the Board of Overseers of the Weill Cornell Medical School, is a Trustee of Barnabas Healthcare Corp., and is also on the Board of Trustees at Monmouth Medical Center, where she serves on its Executive and Community Action Committees, and Chairs the Children’s Hospital Committee.  Ms. Estabrook serves as a Trustee of the Liberty Hall Museum Board at Kean University in Union, NJ and serves on the Board of Trustees of the New Jersey Performing Arts Center (NJPAC).   In September 2011, she became a member of the board of managers of the Theatre Square Development Company, LLC. Ms. Estabrook’s experience in, among other areas, representing community interests in housing, and in project development, as indicated by her background described above, support her qualifications to serve on our Board as a public interest director and Independent Director.

Mr. Ficalora has been the President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. (“NYCB”) since its inception on July 20, 1993.  He has also been the President and Chief Executive Officer and a Director of NYCB primary subsidiaries, New York Community Bank (“New York Community”) and New York Commercial Bank (“New York Commercial”), both of which are our members, since January 1, 1994 and December 30, 2005, respectively.  On January 1, 2007, he was appointed Chairman of New York Community Bancorp, Inc., New York Community and New York Commercial (a position he previously held at New York Community Bancorp, Inc. from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001); he served as Chairman of these three entities until December 2010.  Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora has held increasingly responsible positions, crossing all lines of operations.  Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary. A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations.  In addition to previously serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association and Chairman of its Metropolitan Area Division.   Additionally, he is a member of the Board of Directors of the American Bankers Association.  He also serves on the Board of Directors of RSI Retirement Trust, Pentegra Services, Inc., and of Peter B. Cannell and Co., Inc., an investment advisory firm that became a subsidiary of New York Community in 2004.  Mr. Ficalora served as a member of the Board of Directors of the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington, D.C., and also served as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York.  Mr. Ficalora has also previously served as a director of Computhrift Corporation, Chairman and board member of the New York Savings Bank Life Insurance Fund, President and Director of the MSB Fund and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc. With respect to community activities, Mr. Ficalora has been a member of the Board of Directors of the Queens Chamber of Commerce since 1990 and a member of its Executive Committee since April 1992.  In addition, Mr. Ficalora is President of the Queens Borough Public Library and the Queens Library Foundation Board, and serves on the Boards of Directors of the New York Hall of Science, New York Hospital-Queens, Flushing Cemetery, and on the Advisory Council of the Queens Museum of Art.

Mr. Ford has been President and Chief Executive Officer of Bank member Crest Savings Bank, headquartered in Wildwood, New Jersey, since 1993, and has served as a director since August of 2010. He has worked in the financial services industry in southern New Jersey for over forty years.  Mr. Ford served as the 2003-04 chairman of the New Jersey League of Community Bankers (“New Jersey League”).  Mr. Ford served as Chairman of the Community Bank Council of the Federal Reserve Bank of Philadelphia in 1998-1999.  He also served on the board of directors of America’s Community Bankers (“ACB”) and on ACB’s Audit and Finance & Investment Committees.  Mr. Ford serves on the boards of the Cape Regional Medical Center Foundation and the Doo Wop

Preservation League and has previously served as a director and treasurer of Habitat for Humanity, Cape May County, as Divisional Chairman of the March of Dimes for Atlantic and Cape May Counties and as a Director of the Atlantic Cape Community College Foundation.  In December 2000, he was appointed by Governor Christine Todd Whitman to the New Jersey Department of Banking & Insurance Study Commission. Mr. Ford is a graduate of Marquette University with a degree in accounting and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of CPAs.

Mr. Fulmer has been a director of Bank member The Bank of Castile since 1988, the Chairman since 1992, Chief Executive Officer since 1996, and President since 2002.  Mr. Fulmer is also Vice Chairman of Tompkins Financial Corporation (“Tompkins Financial”), the parent company of The Bank of Castile, since 2007, and has served as President and a Director of Tompkins Financial since 2000.  Since 2001, he has served as Chairman of the Board of Tompkins Insurance Agencies, Inc., a subsidiary of Tompkins Financial.   He also served as Chairman of AM&M Financial Services, Inc. another subsidiary of Tompkins Financial, from 2006 until its merger with Tompkins Financial Advisors, also a subsidiary of Tompkins Financial, in January 2011. Mr. Fulmer currently serves as a Director of Tompkins Financial Advisors.  In addition, since 1999, Mr. Fulmer has served as a member of the board of directors of Bank member Mahopac National Bank, which is also a subsidiary of Tompkins Financial Corporation.  He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until its merger with Tompkins Financial Corporation in 1999.  Before joining The Bank of Castile, Mr. Fulmer held various executive positions with Fleet Bank of New York (formerly known as Security New York State Corporation and Norstar Bank) for approximately 12 years.  He is an active community leader, serving as a member of the Board of Directors of the Erie & Niagara Insurance Association, Buffalo, NY, Cherry Valley Insurance Company, Buffalo, NY, and United Memorial Medical Center in Batavia, New York. Mr. Fulmer is also a board member and treasurer of WXXI Public Broadcasting Council in Rochester, NY. He is a former director of the Monroe Title Corporation and the Catholic Health System of Western New York. He is also a former president of the Independent Bankers Association of New York State and a former member of the Board of Directors of the New York Bankers Association.

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

Mr. Hoy serves as Chairman of Bank member Glens Falls National Bank and Trust Company; he also served as CEO of the company through December 31, 2012. He is also Chairman of Arrow Financial Corporation, the holding company for Glens Falls National Bank and Trust Company and Bank member Saratoga National Bank and Trust Company; he served as President of the company through June 30, 2012 and CEO of the company through December 31, 2012.  Mr. Hoy joined Glens Falls National Bank in 1974 as a Management Trainee and became President of the Bank on January 1, 1995.  He became President of Arrow in 1996 and CEO in 1997. Mr. Hoy is a graduate of Cornell University and has been active in various banking organizations, including serving as past President of the Independent Bankers Association of New York, past Chairman of the New York Bankers Association, and past member of the American Bankers Association Board of Directors. Mr. Hoy served four years on active duty in the Navy as a Surface Warfare Officer on various destroyers, and retired after twenty years as a Commander in the U.S. Naval Reserve. He has been extremely active in his community, serving on numerous Boards and leading several community fundraising efforts.  He has been recognized for his community service with the J. Walter Juckett Award from the Adirondack Regional Chambers of Commerce, the Twin Rivers Council’s Good Scout Award and the C.R. Wood Theater’s Charles R. Wood Award.

Ms. Liseno has been President and Chief Executive Officer of Bank member Metuchen Savings Bank since 1979, having begun her career with the bank in 1962.  She currently serves on the New Jersey Bankers Association’s Government Relations Committee.  Ms. Liseno is also a trustee of the Jersey Bankers Political Action Committee (JEBPAC) of the New Jersey Bankers Association.  Ms. Liseno was a member of the Legislative and Regulatory Affairs Committee of the New Jersey League of Community Bankers (“New Jersey League”), the predecessor of the New Jersey Bankers Association; she also served on the New Jersey League’s Executive Committee and was the Chairman of the Board of Governors.  Ms. Liseno also served on the Board of Bankers Cooperative Group, Inc.  She is also past president of the Central Jersey Savings League.

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

Mr. Mroz, of Haddonfield, New Jersey, is a government and public affairs consultant and lawyer.  Mr. Mroz has been the sole proprietor of a government and public affairs consulting business since January 1, 2010.  From January 1, 2007 until December 2009, he served as President of Salmon Ventures, Ltd, a firm with which he maintains an affiliation.  Salmon Ventures is a non-legal government, regulatory and public affairs consulting firm.  Mr. Mroz represents clients in New Jersey and nationally in connection with legislative, regulatory and business development affairs.  Mr. Mroz, as a governmental affairs agent, is an advocate for clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters. In his law practice he concentrates on real estate, corporate and regulatory issues.  In this regard, Mr. Mroz became, as of March 1, 2011, Of Counsel to the law firm of Archer & Greiner.  From April 1, 2007 through the end of February 2011, he was Of Counsel to the law firm of Gruccio, Pepper, DeSanto & Ruth.  Prior to that, he was Of Counsel to the law firm of Stradley Ronon Stevens & Young, LLP for six years, until December 31, 2006.  Mr. Mroz has a distinguished record of community and public service.  He is the former Chief Counsel to New Jersey Governor Christine Todd Whitman, serving in that position in 1999 and 2000.  Prior to that, he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team.  He served as County Counsel for Camden County, New Jersey, from 1991 to 1994.  In 2012, Mr. Mroz was appointed by New Jersey Governor Chris Christie to serve as commissioner on the Delaware River & Bay Authority, the bi-state agency which owns and operates the Delaware Memorial Bridge, Cape May-Lewes Ferry and several airports in the New Jersey — Delaware region.  Mr. Mroz also is active in community affairs, serving on the board of directors for the New Jersey Alliance for Action; he also is a board member and past chairman of the Volunteers for America, Delaware Valley.  Mr. Mroz currently serves as counsel to the New Jersey Conference of Mayors, and was former counsel to the Delaware River Bay Authority and to the Atlantic City Hotel and Lodging Association.  The legal and regulatory experience of Mr. Mroz, as indicated by his background, support his qualifications to serve on our Board as an Independent Director.

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

Rev. Reed is the founder and CEO of GGT Development LLC, a company which started in May of 2009.  The strategic plan of the corporation focuses on the successful implementation of housing and community development projects, including affordable housing projects, schools, and multi-purpose facilities.  He has been involved in development projects totaling more than $125 million.  He formerly served as Chief Executive Officer of the Greater Allen Development Corporation from July 2007 through March 2009, and previously was the Chief Financial Officer of Greater Allen AME Cathedral, located in Jamaica, Queens, New York, from 1996 to July 2007.  From 1996 to 2009, Rev. Reed was responsible for building and securing financing for over $60 million of affordable, senior, and commercial development projects.  At GGT Development LLC, Rev. Reed continues a focus on broad based neighborhood revitalization affordable housing projects, mixed use commercial/residential projects, and other development opportunities.  In 1986, Rev. Reed served as the campaign manager for Rev. Floyd H. Flake.  From 1987 to 1996, Rev. Reed served as the Congressional Chief of Staff for Congressman Flake and was involved in the legislative process and debate during the formation of FIRREA.  Prior to becoming involved in public policy, Rev. Reed managed the $6 billion liquid asset portfolio for General Motors and was a financial analyst for Chevrolet, Oldsmobile, Pontiac, Cadillac, Buick and GM of Canada.  Rev. Reed gained his initial financial experience as a banker at First Tennessee Bank in Memphis, Tennessee.  Rev. Reed earned a Masters of Business Administration from Harvard Business School, a Bachelor of Business Administration from Memphis State University and a Masters of Divinity at Virginia Union University.  He currently serves on the following organizations in the following positions:  Vice Chair of Audit Committee, Board of Trustees, Hofstra University; Chairman, Jamaica Business Resource Center; Secretary/Treasurer, Outreach Project; Board Member, JP Morgan Chase Bank National Community Advisory Board; Board Member, New York Housing Conference; Board Member, Wheelchair Charities; and Board Member, African-American Real Estate Professionals of New York.  Rev. Reed’s experience in representing community interests in housing, as indicated by his background described above, support his qualifications to serve on our Board as a public interest director and Independent Director.

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

Executive Officers

The following sets forth the executive officers of the FHLBNY who served during 2012 and as of the date of this annual report.   We have determined that our executive officers are those officers who are members of our internal Management Committee.  All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/25/13	3/25/2013	Bank Since	Member Since

Alfred A. DelliBovi	President & Chief Executive Officer	67	11/30/92	03/31/04
Eric P. Amig	Senior Vice President & Director of Bank Relations	54	02/01/93	01/01/09
Edwin Artuz	Senior Vice President & Director of Human Resources	51	03/01/89	01/01/13
John F. Edelen	Senior Vice President & Chief Risk Officer	50	05/27/97	01/01/11
G. Robert Fusco *	Senior Vice President, CIO & Head of Enterprise Services	54	03/02/87	05/01/09
Adam Goldstein	Senior Vice President & Head of Sales & Business Development	39	07/14/97	03/20/08
Paul B. Héroux	Senior Vice President & Head of Member Services	54	02/27/84	03/31/04
Peter S. Leung	Senior Vice President & Head of Asset Liability Management	58	01/20/04	03/31/04
Patrick A. Morgan**	Senior Vice President & Chief Financial Officer	72	02/16/99	03/31/04
Kevin M. Neylan	Senior Vice President & Chief Financial Officer	55	04/30/01	03/31/04

*                 Left employment 1/8/93; rehired 5/10/93.

**          Retired on 3/30/12. Position listed as held in this table is position held as of 3/30/12.

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

Edwin Artuz has served as Director of Human Resources since August 1, 2000; he was named as a Senior Vice President on January 1, 2013.  Mr. Artuz’ role is to provide overall leadership, strategic direction, and oversight for all of the Bank’s human resources activities and operations. These activities and operations include the areas of employment, compensation, benefits, employee relations, employee and organizational training and development, performance management, employee communications, and external and internal Human Resources information systems services. Mr. Artuz also has the significant responsibility of providing support to the Compensation & Human Resources Committee of the Bank’s Board of Directors in connection with matters related to executive compensation and benefits.  From January 1996 through December 1996, Mr. Artuz served as Assistant Vice President, Administrative Services and from January 1997 through July 2000, Mr. Artuz served as Vice President, Administrative Services. In this capacity, Mr. Artuz managed the Human Resources function as well as each of the following: Purchasing; Telecommunications; Facilities; Mailroom Services; Security; Reception; Insurance; and Record Retention.  Mr. Artuz is currently the Chair of the Compensation Special Interest Group of the Human Resources Association of New York, an affiliate of the Society for Human Resource Management. Edwin holds a graduate degree from New York University in Human Resources Management and an undergraduate degree in History from the College of Staten Island. Prior to joining the Bank in 1989, Mr. Artuz held positions at Skadden, Arps, Slate, Meagher & Flom; Dillon, Read & Co.; and the Dime Savings Bank of New York.

John F. Edelen was named Chief Risk Officer in January 2011. In this role, Mr. Edelen directs the Bank’s enterprise-wide risk management and oversees the Financial Risk Management, Credit Risk Management, Operations Risk, Risk Analytics and Reporting, Validation and Risk Strategy, and Compliance Departments. He previously was the Director of ALM Risk Strategy and Development. Mr. Edelen joined the Bank in 1997 from Oppenheimer and Co. as a derivative products trader/analyst and held various positions of increasing responsibility within our capital markets and risk management functions. A veteran of Persian Gulf War II, Mr. Edelen served for 9 years in the U.S. Army as a Ranger and Paratrooper and commanded a unit in the 82nd Airborne Division. He holds an MBA from the Columbia Business School and Bachelor of Science degree from the United States Military Academy.

G. Robert Fusco was named Chief Information Officer and Head of Enterprise Services in 2009. Mr. Fusco is responsible for the Bank’s business continuity, information security, facilities, marketing, technology, telecommunications and records management services.  Mr. Fusco has been with us since April 1987. During his 25 years at the Bank, he has held various management positions in Information Technology, including IT Director starting in 2000, Chief Technology Officer starting in 2006, and CIO in 2008. Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook. He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking.  Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York.

Adam Goldstein was named Head of Sales and Business Development in January of 2012.  In this role, he leads the sales activities for all business lines including advances, Mortgage Partnership Finance®, and Letters of Credit.  In addition, he leads all business development efforts and campaigns.  Mr. Goldstein joined us in June 1997 and has held a number of key positions in our sales and marketing areas.  Mr. Goldstein previously served as the Head of Marketing and Sales from March 2008 through December 2011.  From May 2003 through February 2008, he served as Director of Sales and Marketing.  In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University, and in Finance from The New York Institute of Finance.

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

Patrick A. Morgan was named the Chief Financial Officer in March 2004.  Mr. Morgan joined us in 1999 after more than fifteen years in the financial services industry including working for one of the largest international banks in the U.S.  Prior to that, Mr. Morgan was a senior audit manager with one of the Big Four public accounting firms.  He is a CPA and a member of the New York State Society of CPAs and the American Institute of CPAs.  Mr. Morgan retired from the Bank on March 30, 2012.

Kevin M. Neylan was named Head of Strategy and Finance in January 2012, and became Chief Financial Officer on March 30, 2012 upon the retirement of Patrick Morgan. Mr. Neylan is also responsible for overseeing the Bank’s Strategic Planning, Human Resources and Legal functions.  He was previously Head of Strategy and Business Development from January 2009 through December 2011, Head of Strategy and Organizational Performance from January 2005 to December 2008, and Director, Strategy and Organizational Performance from January 2004 to December 2004.  Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining us in April 2001.  He was previously a partner in the financial service consulting group of one of the Big Four accounting firms.  He holds an M.S. in corporate strategy from the MIT Sloan School of Management and a B.S. in management from St. John’s University (NY).

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions.  For the period from January 1, 2012 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Jay M. Ford (Chair), Katherine J. Liseno (Vice Chair), John R. Buran, Joseph R. Ficalora, José R. González, Michael M. Horn, Thomas L. Hoy, Joseph J. Melone and Richard S. Mroz.

Audit Committee Financial Expert

Our Board of Directors has determined that for the period from January 1, 2012 through the date of the filing of this annual report on Form 10-K, José R González of the FHLBNY’s Audit Committee qualified as an “audit committee financial expert” under Item 407 (d) of Regulation S-K but was not considered “independent” as the term is defined by the rules of the New York Stock Exchange.

Code of Ethics

It is the duty of the Board of Directors to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the FHLBNY on a day-to-day basis and to assure that the long-term interests of the shareholders are being served.  To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that we are committed to business success through maintenance of the highest standards of responsibility and ethics.  In this regard, the Board has adopted a Code of Business Conduct and Ethics that applies to all employees as well as the Board.  The Code of Business Conduct and Ethics is posted on the Corporate Governance Section of the FHLBNY’s website at http://www.fhlbny.com.  We intend to disclose any changes in or waivers from its Code of Business Conduct and Ethics by filing a Form 8-K or by posting such information on our website.

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

Achieving the Bank’s Mission

We operate in a very competitive market for talent. Without the capability to attract, motivate and retain talented employees, the ability to fulfill our mission would be in jeopardy. All employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring a variety of skills. Our employees not only have the appropriate talent and experience to execute our mission, but they also possess skill sets that are difficult to find in the marketplace. In this regard, as of December 31, 2012, we employed 272 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $103.0 billion in assets.

Compensation & Human Resources Committee Oversight of Compensation

Compensation is a key element in attracting, motivating and retaining talent. In this regard, it is the role of the Compensation & Human Resources Committee (“C&HR Committee”) of the Board of Directors (“Board”) to:

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

The Board has delegated to the C&HR Committee the authority to approve fees and other retention terms for: i) any compensation and benefits consultant to be used to assist in the evaluation of the Chief Executive Officer’s compensation, and ii) any other advisors that it shall deem necessary to assist it in fulfilling its duties. The Charter of the C&HR Committee is available in the Corporate Governance section of our web site located at www.fhlbny.com.

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

Compensation decisions for all of the NEOs require action of the C&HR Committee of the Board of Directors. However, for purposes of complying with the four-week review period required prior to the taking of final action by the C&HR Committee, we submit to the regulator the proposed merit-related pay increases as well as the incentive award payments.  The aforementioned merit-related base pay increases were implemented and incentive award payments made after the expiration of the four-week period and following final approval by the C&HR Committee.

On October 28, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, “Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance.” The Advisory Bulletin contains a set of principles so that the Federal Home Loan Banks can understand the basis for whatever feedback the Finance Agency offers on compensation generally and incentive compensation in particular. The principles outlined in the Advisory Bulletin include the following:

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

On April 14, 2011, federal banking regulators, including the Finance Agency, jointly issued an interagency notice of proposed rulemaking to implement section 956 of the Dodd-Frank Act that, if adopted, would require, among other things, the reporting of incentive-based compensation arrangements by a “covered financial institution” (defined by the Dodd-Frank Act as a depository institution or a depository institution holding company that has $1.0 billion or more in assets), the Federal Home Loan Banks, and the Office of Finance. The proposed rules would prohibit incentive-based compensation arrangements at a covered institution that: (i) encourage a “covered person” to expose the institution to inappropriate risks by providing that person excessive compensation; or (ii) encourage inappropriate risk by the covered financial institution that could lead to a material financial loss. These prohibitions would also apply to the FHLBanks and the Office of Finance. The proposed rules, if adopted as proposed, would also require deferral of a portion of incentive-based compensation for executive officers of certain financial institutions, including the Federal Home Loan Banks and the Office of Finance.

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

•                  A philosophical determination to match officer positions one position level down versus commercial/regional banks. The rationale is that officer positions at commercial/regional banks may manage multiple business lines in multiple locations. In addition, we generally recruit senior-level positions from a ‘divisional’ level at large commercial/regional banks and not the higher ‘corporate’ level.

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

Additional factors that we take into account to remain competitive in our labor market include, but are not limited to:

•                  Geographical area — The New York metropolitan area is a highly-competitive market for talent in the financial disciplines;

•                  Cost of living — The New York metropolitan area has a high cost of living that may require compensation premiums for some positions, particularly at more junior levels; and

•                  Availability of/demand for talent — Recruiting critical positions with high market demand typically requires a recruiting premium to entice an individual to change firms.

The Total Compensation Program

In response to the challenging economic environment in which we operate, compensation and benefits consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits which are listed in Section IV C below. These components, along with certain benefits described in the next paragraph, comprised our total compensation program for 2012, and are discussed in detail in Section IV below.

This CD&A provides information related to the total compensation program provided to our NEOs for 2012 — that is, our Principal Executive Officer (“PEO”), Principal Financial Officers (“PFOs”) and the three most highly-compensated executive officers other than the PEO and PFOs. The information includes, among other things, the objectives of the total compensation program and the elements of compensation provided to our NEOs. These compensation programs are not exclusive to the NEOs; they also apply to employees as explained throughout the CD&A.

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

Compensation and Benefits Methodology

In June, 2006 the Committee engaged compensation specialists Aon Consulting, Inc., and its subsidiary, McLagan Partners, Inc. (“McLagan”), which focuses on executive compensation, to perform a broad and comprehensive review of all the compensation and benefits programs for all employees, including NEOs. To assist the C&HR Committee’s review of the process, the Committee engaged another compensation and benefits consultant, Pearl Meyers and Partners (“Pearl Meyers”), to serve as a ‘check and balance’ with regard to the process. (Aon had, prior to this engagement, been retained with regard to matters pertaining to retiree medical benefits reporting, and had also been involved with a review of actuarial assumptions and valuations used by the administrator of our Defined Benefit and Benefit Equalizations Plans. McLagan had also been previously engaged by the Bank for compensation consulting purposes. Aon continued providing the services listed above in 2012.)

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

A major undertaking for Aon during the review process was to identify peer groups for “benchmarking” purposes (that is, for purposes of comparing levels of benefits and compensation). Aon weighed a number of factors in order to arrive at the selection of a peer group. Among the factors considered were firms that were either business competitors or labor market competitors (focusing attention on firms either headquartered or having major offices in the same or similar geographic markets), and firms similar in size (assets, revenues and employee population). Through Aon’s experience working with other Federal Home Loan Banks and through direct interviews with the senior management, Aon identified the current and future skill sets needed to meet the business objectives and also noted that we tended to hire employees from and lose employees to certain institutions.

Aon recommended that “Wall Street” firms not be used as benchmark peers because of an inconsistency between their business operating models and compensation models with those of the Bank. The rationale was that these firms tend to base their compensation levels to a significant extent on activities that carry a high degree of risk and commensurate level of return. In contrast, as a Federally-regulated provider of liquidity to financial institutions, we operate using a low risk/return business model. Based on these considerations, Aon recommended that peer groups should be regional and commercial banks.

In addition, Aon proposed that officer positions be matched one position level down versus commercial/regional banks. Aon’s rationale was that officer positions at commercial/regional banks are one level more significant because they manage multiple business lines in multiple locations. In contrast, we only have two locations and one main business segment. Therefore, we generally recruit senior-level positions from a “divisional” level at commercial/regional banks as opposed to the higher “corporate” level of such organizations. The C&HR Committee and the Board agreed with these recommendations.

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

Pearl Meyers stated during the aforementioned August 3, 2007 meeting that our peer group has been correctly identified; that the level of compensation and all alternatives had been explored; and that the outcome was reasonable. Pearl Meyers was also of the view that the C&HR Committee appropriately exercised its fiduciary duties throughout the process.

While Aon interviewed members of management and conducted focus sessions with various employees at all levels to gather information during the course of the study, the C&HR Committee and the Board acted on Aon’s recommendations independent of management and employees.

In accordance with the Board-approved Compensation Policy, we evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits in determining market competitiveness every third year after the date we completed the final implementation of Board-approved total compensation program design changes — namely July 1, 2008. The most recent review of our total compensation program commenced in September 2011 and a preliminary report was submitted by Aon (“Aon Report”) to the C&HR Committee at its meeting on February 10, 2012 for its review.  The C&HR Committee agreed to continue to review and discuss the Aon Report during 2012 as they wanted to first consider the effects of implementing a deferred incentive compensation plan for its NEO’s in 2012.  The Bank’s deferred incentive plan was approved by the FHFA on May 3, 2012 and made effective retrospectively as of January 1, 2012.

In November 2012, the C&HR Committee requested that Aon provide updated market data for its report, update the Total Rewards Study on employee compensation and benefits and present recommendations to the C&HR Committee before the end of 2013.

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

All of the elements of the total compensation program are available to all employees, including NEOs, except with respect to: 1) the Incentive Plan; 2) Deferred Incentive Compensation Plan and 3) the Nonqualified plan.  Participation in the Incentive Plan are offered to all exempt (non-hourly) employees. Exempt employees constituted 89% of all employees as of year-end 2012.

Participation in the Deferred Incentive Compensation Plan is mandatory for members of the Bank’s Management Committee.

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

III. The elements of total compensation

The total compensation program consists of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the DB BEP) and (c) health and welfare programs and other benefits which are listed in Section IV C below.

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

2010 Compensation Benchmarking Analysis

In its continuing effort to annually benchmark approximately one-third of officers with respect to cash compensation, in 2010 management engaged McLagan to perform a benchmarking analysis of 29 officer positions. NEOs are counted as part of the one-third every year.

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

McLagan recommended increases to the salaries of four officer positions, none of which were NEO’s. McLagan also proposed certain amendments to the Board-approved Compensation Policy (“Policy”). The C&HR Committee approved the proposed salary increases but deferred acting on the proposed changes to the Policy because the C&HR Committee planned to review the total rewards philosophy in 2011 and will review the Policy for changes at the same time.

2011 Compensation Benchmarking Methodology

McLagan began reporting directly to the C&HR Committee in 2011. In September 2011, the benchmarking methodology was refined and approved by the C&HR Committee for use during the review of the Bank’s total compensation program. The preliminary result of the review of the Bank’s total compensation program was submitted to the C&HR Committee in February 2012.

2012 Compensation Benchmarking Analysis

A preliminary report (“Aon Report”) on the results of our total compensation program was submitted by Aon to the C&HR Committee at its meeting on February 10, 2012 for its review.  The C&HR Committee agreed to suspend the total compensation review while the Bank implemented the deferred incentive compensation plan for the Bank’s NEOs in 2012.  The deferred incentive plan was approved by the FHFA on May 3, 2012 and made effective retrospectively to January 1, 2012.

In November 2012, the C&HR Committee restarted the total compensation review by requesting that Aon provide updated market data for its report and present its results to the C&HR Committee.  The results will be presented to the C&HR Committee in April 2013. The C&HR Committee then plans to study the results and have Aon complete the review.  The C&HR Committee and the Board will review Aon’s analysis and make decisions about any changes to plans before the end of 2013.

To comply with the Finance Agency requirement that the Federal Home Loan Banks submit all compensation actions involving an NEO to the Finance Agency for review at least four weeks in advance of any planned board of directors’ decision with respect to those actions, we submitted the proposed merit increase percentages for 2012 performance for the NEOs in November.  In addition, to help support the proposed merit increases, the Finance Agency required that a compensation benchmarking analysis be submitted. The analysis was performed by McLagan. The results of the benchmarking analysis are discussed in section A. 1 below.

The following is an explanation of why we provide each element of compensation.

A. Cash Compensation

1. Base Pay

The goal of offering competitive base pay is to make the Bank successful in attracting, motivating and retaining the talent needed to execute the business strategies.

In addition to the benchmarking process provided for in the Compensation Policy as described above, a performance-based merit increase program exists for all employees, including NEO’s, that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the achievement of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2012, the C&HR Committee determined that merit-related officer base pay increases for 2013 would be 2.5% for officers rated ‘Meets Requirements’; 3.0% for officers rated ‘Exceeds Requirements’; and 4.0% for officers rated ‘Outstanding’ for their performance in 2012.

To comply with the Finance Agency requirement that the FHLBanks submit all compensation actions involving a NEO to the Finance Agency for review at least four weeks in advance of any planned board of directors’ decision with respect to those actions, we submitted the proposed merit increase percentages for 2012 performance for the NEOs in November.  In addition, to help support the proposed merit increases, the Finance Agency required that a compensation benchmarking analysis be submitted.  The analysis was performed by McLagan.

McLagan used three peer groups in establishing competitive market pay:

(1) Commercial Banks (former “bulge bracket” investment banks were specifically excluded). Data for the Metro New York area was used where available;

(2) Federal Home Loan Banks; and

(3) Publicly-available proxy data for banks with assets between $5B and $20B

When benchmarking executives using the Commercial Bank peer group, McLagan benchmarked the Bank’s NEOs at one level down from the Bank’s positions, i.e., our Chief Risk Officer (“CRO”) was benchmarked using Divisional Heads as the relevant comparison (e.g., Senior Function Manager of Credit Risk and Market Risk rather than the peer’s overall CRO). When using the Federal Home Loan Bank system or the $5-$20 billion peer group, McLagan benchmarked at the same level as the Bank’s position (e.g., CRO).

McLagan also used salary rank from the proxies from publicly-traded banks. Salary rank compares a firm’s top paid incumbents against the market’s top paid incumbents regardless of position.

Per the Bank’s compensation philosophy, McLagan used median data as the initial benchmark statistic for commercial banks and proxy benchmarks and the high quartile is used for the Federal Home Loan Bank system benchmarks. Higher/lower benchmark statistics were used to account for larger/smaller responsibilities. The value of retirement plans and other benefits, including the defined benefit plans were not represented in this analysis and will be addressed in the total compensation review as stated above.  (Please note that these benefits are incorporated in the benchmarking of total compensation which consists of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., Qualified Defined Benefit Plan; Qualified Defined Contribution Plan; and Nonqualified Defined Benefit Portion of the Benefit Equalization Plan; and (c) health and welfare programs and other benefits which are listed in Section IV C.)

The results of the compensation benchmarking analysis and the proposed merit increases for the NEOs were submitted to the Finance Agency in November 2012 and in December 2012; we received a “non-objection” letter to pay the merit increases, effective January 1, 2013.

A representative list of the peer group that was used in the compensation benchmarking analysis is set forth in the table below.

Market Data Participants — Commercial Banks and FHLBanks

ABN AMRO Securities (USA) LLC	DnB Bank	Lloyds Banking Group

AIB Capital Markets	DnB NOR Markets, Inc.	M&T Bank Corporation

Ally Financial Inc.	DVB Bank	Macquarie Bank

Amegy Bank	DZ Bank	Mizuho Corporate Bank, Ltd.

Australia & New Zealand Banking Group	Espirito Santo Investment	National Australia Bank

Banco Bilbao Vizcaya Argentaria	Fannie Mae	National Bank of Arizona

Banco Itau	Federal Home Loan Bank of Atlanta	Natixis

Banco Santander	Federal Home Loan Bank of Boston	Nevada State Bank

Bank Hapoalim	Federal Home Loan Bank of Chicago	Nord/LB

Bank of America	Federal Home Loan Bank of Cincinnati	Nordea Bank

Bank of Ireland Corporate Banking	Federal Home Loan Bank of Dallas	OCBC Bank

Bank of the West	Federal Home Loan Bank of Des Moines	One West Bank

Bank of Tokyo - Mitsubishi UFJ	Federal Home Loan Bank of Indianapolis	Pacific Capital Bank N.A.

Bayerische Landesbank	Federal Home Loan Bank of New York	PNC Bank

BBVA Compass	Federal Home Loan Bank of Pittsburgh	Rabobank Nederland

BMO Financial Group	Federal Home Loan Bank of San Francisco	RBS/Citizens Bank

BNP Paribas	Federal Home Loan Bank of Seattle	Regions Financial Corporation

BOK Financial Corporation	Federal Home Loan Bank of Topeka	Royal Bank of Canada

Branch Banking & Trust Co.	Fifth Third Bank	Sallie Mae

California Bank & Trust	First Financial Bancorp	Societe Generale

Capital One	First Niagara	Sovereign Bank

China Construction Bank	First Tennessee Bank/ First Horizon	Standard Bank

China International Capital Corporate	FNB Omaha	Standard Chartered Bank

China Merchants Bank	Freddie Mac	SunTrust Banks

CIBC World Markets	GE Capital	Susquehanna International Group

Citigroup	Helaba Landesbank Hessen-Thuringen	SVB Financial Group

City National Bank	HSBC	TD Securities

Comerica	ING	The Bank of Nova Scotia

Commerzbank	Itau Unibanco	The CIT Group

Crédit Agricole CIB	JP Morgan	The Norinchukin Bank, New York Branch

Credit Industriel et Commercial	KBC Bank	The Private Bank

Dexia	KeyCorp	UniCredit

United Bank for Africa Plc	Landesbank Baden-Wuerttemberg	Union Bank, N.A.

Wells Fargo Bank	Webster Bank	Wells Fargo Bank

Westpac Banking Corporation	Zions Bancorporation

Market Data Participants — Assets between $5B - $20B

BancFirst Corp.	First Midwest Bancorp Inc.	SVB Financial Group

BancorpSouth Inc.	FirstMerit Corp.	TCF Financial Corp.

Bank of Hawaii Corp.	Fulton Financial Corp.	Texas Capital Bancshares Inc.

BankUnited Inc.	Glacier Bancorp Inc.	Trustmark Corp.

BBCN Bancorp Inc.	Hancock Holding Co.	UMB Financial Corp.

Boston Private Financial	IBERIABANK Corp.	Umpqua Holdings Corp.

CapitalSource Inc.	International Bancshares Corp.	United Bankshares Inc.

Cathay General Bancorp	MB Financial Inc.	United Community Banks Inc.

Chemical Financial Corp.	National Penn Bancshares Inc.	Valley National Bancorp

Citizens Republic Bancorp Inc.	NBT Bancorp Inc.	Webster Financial Corp.

CVB Financial Corp.	Old National Bancorp	WesBanco Inc.

Doral Financial Corp.	PacWest Bancorp	Westamerica Bancorp.

F.N.B. Corp.	PrivateBancorp Inc.	Western Alliance Bancorp

First BanCorp.	Prosperity Bancshares Inc.	Wintrust Financial Corp.

First Commonwealth Financial	Provident Financial Services

First Financial Bancorp.	Signature Bank

First Interstate BancSystem	Susquehanna Bancshares Inc.

2. Incentive Plan

I. Overview of the 2012 Plan

The objective of the Bank’s 2012 Incentive Compensation Plan (“Plan”) is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2012 Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2012 Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance and to individual performance. All salaried exempt employees are eligible to participate in the 2012 Plan. Awards under the 2012 Plan, if any, will be calculated based upon performance during 2012 and will ordinarily be paid to participants on or before March 14, 2013, subject to regulatory approval and the deferral feature for Management Committee participants discussed below.  The 2012 Plan was developed in accordance with Advisory Bulletin 2009-AB-02 and other guidance received from the Finance Agency.

II.  Bankwide Goals — Weighting Based on Employee Rank

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

When employees are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement” or “Unsatisfactory”. Incentive Plan participants that were rated as “Exceeds Requirements” or “Outstanding” on their individual performance evaluations received an additional 3% or 6%, respectively, of their base salary added to their Incentive Plan award for the 2010 Plan year. In 2011, we removed the additional 3% and 6% award for employees’ superior annual performance ratings from the Incentive Plan and instead included it as a cash payout based on the annual performance evaluation rating. This cash payout for a superior performance rating will not result in an increase to base salaries.

Incentive Plan awards are only paid to participants who have attained at least a specified threshold rating within the “Meets Requirements” category on their individual performance evaluations and do not have any unresolved disciplinary matters in their record.

Award Calculation

Bankwide goals are established to address the Bank’s business operations and mission. Actual results of each goal are compared against the three benchmarks (threshold, target and maximum) that were established for the Incentive Plan year. The Incentive Plan Participant receives a payout based on the benchmark level that is met for each goal. For example, the incentive compensation opportunity rate is set such that the employee will earn 15% of salary if weighted result of all goals are at threshold, 30% if at target and 60% if at maximum.

The actual results for each goal may fall between two benchmark levels. When this happens, the payout figures are interpolated for results that fall between the two applicable ranges; either threshold and target, or target and maximum. For example, if the actual results fall between target and maximum, the Incentive Plan Participant will receive the payout for achieving target plus an additional amount for the excess over target. This calculation is performed for each Bank-wide goal. For each goal, there is no payout if the actual result does not reach the threshold, and the payout is capped at maximum. Individual performance goals apply the same methodology except that they are weighted at 10% for NEOs.

Measurements Used by the 2012 Plan

The Bankwide goals are designed to help management focus on what it needs to succeed, and the Bankwide goals are approved by the Board. The 2012 Bankwide goals are organized into three broad categories and are presented in the charts below. The charts contain:

•                a description of each of the goals and their respective weightings as a percentage of the Bankwide goals;

•                an explanation of each Bankwide goal measure and how each goal meets its stated purpose; and

•                actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

Actual results illustrate the benchmark levels that were achieved in 2012 for each of the Bankwide goals.

2012 Incentive Compensation Plan Measures and Results

Business Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
BUSINESS EFFECTIVENESS (1)		80% of Bankwide Goal
Return Component Dividend Capacity as forecasted in the 2012 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	40%	4.14%	4.87%	5.84%	5.67%

Risk Component - Risk level arising from expected changes in the balance sheet and the business environment as measured by a designated portion of retained earnings. The intent of this requirement is to measure the target level of market, credit and operations risk exposures within the balance sheet versus the actual level during the year. The measurement is favorable whenever it is below the calculation of measure.	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.	30%	$469.8mm	$403.4mm	$361.5mm	$359.1mm
Risk Component — Market value of Equity to Capital Stock Ratio (MVE/CS)	Supports protecting the par value of membership stock	10%	100%	105%	110%	114.1%

(1)         Business Effectiveness comprises both Return and Risk Goals. The Return and Risk Goals are linked and create a beneficial tension through the tradeoffs in managing one versus the other. These goals are weighted exactly the same; this motivates management to act in ways that are aligned with the Board’s wishes as we understand them, i.e., to have management achieve forecasted returns while managing risks to stay within prescribed risk parameters. Plan participants employed in the Risk Management Group have a higher weighting on the “Risk” component of the Business Effectiveness goal category than Plan participants that are not employed in the Risk Management Group. Risk Management Group participants have a 30% weight on the return and 50% weight on the risk. The change in the weightings of the Business Effectiveness goal is to help ensure that the Bank places more emphasis on risk metrics for the Risk Management Group.

The Risk Goals are intended to encourage management to balance those actions taken to enhance earnings (i.e., Dividend Capacity) with actions that are needed to appropriately manage risk levels in the business. Preserving the value of member paid-in capital and providing a predictable dividend are important ways that the Bank helps to provide value to stockholders.

Growth Effectiveness Goal

Bank wide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
GROWTH EFFECTIVENESS (2)		10% of Bankwide Goals
Number of New Member Institutions	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”	2.5%	6	9	18	9
Number of New/Previously Inactive Borrowers	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”	3.5%	13	18	36	44
Advance Volume- Average Balance of Advances	Aligns with philosophy of being an “advances bank”	1.5%	$48.8B	$59.1B	$72.7B	$72.3B
Market Share — Calculated by comparing members’ outstanding advances against a pool of alternative wholesale funding sources.	Helps the Bank gauge its competitive position against a variety of wholesale funding alternatives used by members. Strengthens the franchise as an “advances bank”.	2.5%	36.4%	43.11%	53.13%	43.50%

(2)         The Bank’s Growth Effectiveness goal is intended to “plant the seeds” for future growth. Our district has historically been subject to a high level of merger and acquisition activity, and we consistently have had the least, or second least, number of members of all the FHLBs. Increasing the number of new members and increasing the number of new and returning borrowing members is a method employed to help manage the risk of the Bank having fewer members and borrowers in the future.

Community Investment Effectiveness Goal

Bank wide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
COMMUNITY INVESTMENT EFFECTIVENESS (3)		10% of Bankwide Goal	1	3	5
Total Dollar Volume of Community Lending Program Commitments Issued	Supports the provision of liquidity to members for housing and community development activities	2.0%	$405mm	$450mm	$520mm	$1,083mm
Total Dollar Volume of Community Investment Related Transactions & Investment	Supports the provision of liquidity for housing and community development activities. Includes investments in Housing Finance Agency bonds.	1.0%	$260mm	$290mm	$335mm	$754mm
Number of New Members Participating in the Bank’s First-Time Home Buyer Program	Supports the provision of grant funding for first time home buyers	1.0%	3	5	8	3
Number of Members Participating in the Letter of Credit Program	Supports the provision of liquidity for housing and community development activities	1.5%	30	34	44	42
Dollar Amount of Letters of Credit Issued	Supports the provision of liquidity for housing and community development activities	1.5%	$19.0B	$20.0B	$21.0B	$46.B
Number of New Members Participating in the MPF Program	Supports the provision of a secondary market vehicle for member-originated mortgages	1.0%	4	7	11	12
Community Investment Related Outreach and Technical Assistance Activities	Supports the promotion, understanding and use of the Bank’s housing and community lending programs	2.0%	53	58	68	70

(3)         The Goal was implemented as a composite of several programs and activities as all of these components contribute to how the Bank achieves its mission-related housing and community development activities.

Overall the weighted average result for Bankwide goals was 85.7% above target. The weighted average result for the Risk Management Group was 87.5% above target. Payments are interpolated between the target and maximum amounts.

Clawback Provision

Beginning with the 2010 IC Plan, we added a clawback provision to the Incentive Plan that states:

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

2012 Deferred Incentive Compensation Plan

A deferred incentive compensation plan was implemented effective retrospectively January 1, 2012 for members of the Bank’s Management Committee after having been approved by the FHFA on May 3, 2012. Such deferred compensation plan provides that the ICP function as outlined above; however, payments made to Management Committee members under the ICP are deferred and will be made as described below.

Deferral Component for Management Committee Members

The 2012 Plan provides that 50% of the Total Communicated Award (as defined below), if any, under the 2012 Plan communicated to Management Committee participants (which includes the named executive officers) will ordinarily be paid by March 14, 2013.  The remaining 50% will be deferred (the “Deferred Incentive Award”), subject to certain additional conditions specified in the 2012 Plan, such that 33 1/3% of the Deferred Incentive Award will ordinarily be paid within the first two and a half weeks of March 2014, 2015 and 2016, respectively.  Each deferred payment may be increased or decreased by 25% based on the Bank’s performance on MVE as outlined in the table below.  An employee who terminates employment with the Bank other than for “good reason” or who is terminated by the Bank for “cause” (each as defined in the 2012 Plan) will forfeit any portion of the Deferred Incentive Award that has not yet been paid upon such termination. In addition, the Deferred Incentive Award will be paid in full in connection with a “change in control” (as defined in the 2012 Plan).

In the chart below, the following terms have the following definitions:

“Total Communicated Award” means the total amount of the incentive award (if any) under the Plan communicated to Management Committee Participants;

“Current Communicated Incentive Award” means 50 percent of the Total Communicated Award; and

“Deferred Incentive Award” means the remaining 50 percent of the Total Communicated Award.

Payment	Description	Payment Year
Current Communicated Incentive Award	50% of the Total Communicated Award	2013	*
Deferred Incentive Award installment	Up to 33 1/3% of the Deferred Incentive Award	2014	**
Deferred Incentive Award installment	Up to 33 1/3% of the Deferred Incentive Award	2015	**
Deferred Incentive Award installment	Up to 33 1/3% of the Deferred Incentive Award	2016	**

*Payment shall ordinarily be made on or before March 14, 2013.

**Payment shall ordinarily be made within the first two and a half weeks of March in the year indicated.

The Current Communicated Incentive Award at maximum shall not exceed 100 percent of the participant’s base salary.

The “Performance Scorecard” below shall be used for determining the payment of Deferred Incentive Awards:

Performance Measure	Threshold 75% of Deferred Incentive Award Installment	Target 100% of Deferred Incentive Award Installment	Maximum 125% of Deferred Incentive Award Installment
Market Value of Equity to Par Value of Capital Stock	95%	100%	105%

The actual results may fall between two benchmark levels. When this happens, the payout figures are interpolated for results that fall between the two applicable ranges; either threshold and target, or target and maximum.

B. Retirement Benefits

Introduction

The Qualified Defined Benefit Plan, Qualified Defined Contribution Plan, and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, were elements of the Bank’s total compensation program in 2012 intended to help encourage the accumulation of wealth by consistent and superior results from, qualified employees, including NEOs, over a long period of time.

These benefits (in addition to the Health and Welfare Programs and Other Benefits noted in Section IV C below) were part of our strategy to compete for and retain talent that might otherwise be lured away from the Bank by competing financial enterprises who offer their employees long-term incentives and equity-sharing opportunities — forms of compensation that we do not offer.

The Qualified Defined Benefit Plan was amended for eligible employees as of July 1, 2008 and, as a consequence, the terms of the DB BEP for certain employees also changed as of that date, since the DB BEP mirrors the structure of the Qualified Defined Benefit Plan.

In 2010, the Board approved the establishment of a Thrift Restoration Plan and a Profit Sharing Plan for certain members of former nonqualified plans.

Thrift Restoration Plan

Starting in 2010 and thereafter, the former participants of a terminated nonqualified Deferred Compensation program, who would have been otherwise eligible for a match in the amount of 6% of base pay in excess of IRS limitations ($250,000 for 2012), will continue to receive an additional annual cash payment in an amount equal to 6% of the base pay in excess of the IRS limitation.

Profit Sharing Plan

In 2010 and thereafter, the former participants of a terminated nonqualified Profit Sharing Plan, a provision of an amount equal to 8% of the prior year’s base pay and short-term incentive payment to the extent the requirements under the Bank’s Short Term Incentive Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan.

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

Participants, who as of July 1, 2008 had five years of DB Plan service and were age 50 years or older, are provided with a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code limit; short-term incentives for participants of the deferred incentive compensation plan is defined as the Total Communicated Award. These participants are identified herein as “Grandfathered”.

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

For purposes of the above table, please note the following definitions:

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

Normal Form of Payment — The DB Plan must state the form of the annuity to be paid to the retiring employee. For unmarried Grandfathered retirees, the Normal Form of Payment is a life annuity with a 12-year guaranteed payment (“Guaranteed 12-Year Payout”) which means that if the unmarried Grandfathered retiree dies prior to receiving 12 years of annuity payments, the retiree’s beneficiary will receive a lump sum equal to the remaining unpaid payments in the 12-year period. For married Grandfathered retirees, the Normal Form of Payment is a 50% joint and survivor annuity, which provides a continuation of half of the monthly annuity to the surviving beneficiary. The initial 50% Joint and Survivor Annuity monthly payment is actuarially equivalent to the 12-year guaranteed payment provided to single retirees under the formula. Effective July 1, 2008, the DB Plan provides single Non-Grandfathered retirees with a straight “Life Annuity” as the Normal Form of Payment, which means that, once a retiree dies, the annuity terminates. For married Non-Grandfathered retirees, the Normal Form of Payment will be a 50% Joint and Survivor Annuity that is actuarially equivalent to the straight Life Annuity.

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

Earnings under the DB Plan continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2012 was $250,000.

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

The primary objective of the DB BEP is to ensure that participants receive the full benefit to which they would have been entitled under the DB Plan in the absence of limits on maximum benefit levels imposed by the IRC.

The DB BEP utilizes the identical benefit formulas applicable to the DB Plan. In the event that the benefits payable from the DB Plan have been reduced or otherwise limited by government regulations, the employee’s “lost” benefits are payable under the terms of the DB BEP.

The DB BEP is an unfunded arrangement. However, we established a grantor trust to assist in financing the payment of benefits under these plans. The trust were approved by the Nonqualified Plan Committee in March of 2006 and established in June of 2007.

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

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2012 was $17,000 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. If an employee contributes at least 3% of base salary, the Bank provides a match of 3% of base salary. After completing three years of employment, the match is 4.5% of base salary and after five years of employment 6% of base salary. Contributions of less than 3% of base salary receive a match of 2% of the employee’s base salary or $34.61 per pay period (whichever is less).

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

Under the Plan as in effect from May 1, 1995 until December 31, 2007, retirees who retire before age 62 pay the full premium for the coverage they had as employees until they attain age 62. Thereafter, they contribute a percentage of the premium based on their total completed years of service (no adjustment is made for partial years of service) on a “Defined Benefit” basis, as defined below, as follows:

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

Perquisites

Perquisites represent expenditures totaling less than $10,000 for the year 2012 per NEO.

V. Explanation of how we determine the amount and, where applicable, the formula for each element of compensation

Please see Section IV directly above for an explanation of the mechanisms used to determine employee compensation.

VI. Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. The compensation and benefits program consists of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., Qualified Defined Benefit Plan; Qualified Defined Contribution Plan; and Nonqualified Defined Benefit Portion of the Benefit Equalization Plan); and (c) health and welfare programs and other benefits which are listed in Section IV C above.

Together, these components comprised the total compensation program for 2012, and they are discussed in detail in Section IV above.

Our overall objectives with regard to our compensation and benefits program are to motivate employees to achieve consistent and superior results over a long period of time, and to provide a program that allows us to compete for and retain talent that otherwise might be lured away. Section IV of the CD&A above describes how each element of the compensation objectives and the decisions regarding each such element fit within such objectives.

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

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2012.

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

The structure of our compensation programs provides evidence of the balanced approach to risk and reward in our culture. The rationale for the structure of the Incentive Plan and its goals is to motivate management to take a balanced approach to managing risks and returns in the course of managing the business, while at the same time ensuring that we fulfill our mission. Beginning in 2004, we implemented a goal structure related to the Incentive Plan that provided for a balanced focus on risk and return. The Business Effectiveness Goal component of the Incentive Plan is intended to incent management to balance actions to enhance earnings (i.e., Return goal) with actions to maintain appropriate risk levels in the business (i.e., Risk goal). The Business Effectiveness Goal is designed to require an estimation of the exposure to risks associated with our day to day operations.  The Return and Risk Goals are linked and create a beneficial tension through the tradeoffs in managing one versus the other.  These goals are weighted at 40% each, except the Risk Management group weighted at 30% and 50% respectively; this motivates management to act in ways that are aligned with the Board’s wishes to have us achieve forecasted returns while managing risks within the prescribed risk parameters. In addition, this set of goals will not motivate management to increase returns if it requires imprudently increasing risk.

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

The Finance Agency also has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the Finance Agency reviews all executive compensation plans relative to these principles and such other factors as the Finance Agency determines to be appropriate, including the 2012 Incentive Plan, prior to their becoming effective.

Thus, the general risk-averse culture, which is reflected in the compensation policy, leads us to believe that any risks arising from the compensation policies with respect to our employees are not reasonably likely to have a material adverse effect.

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2012 through the date of this annual report on Form 10-K: James W. Fulmer, José R. González, Katherine J. Liseno, Kevin J. Lynch, Richard Mroz, Vincent F. Palagiano, and C. Cathleen Raffaeli. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any

member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship existed in the past. Further, no member of the C&HR Committee listed above is or was formerly an officer or our employee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEO”) for the years ending December 31, 2012, December 31, 2011 and December 31, 2010 (in whole dollars):

Summary Compensation Table for Fiscal Years 2012, 2011 and 2010

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred	All Other
						Incentive	Compensation	Compensation
						Plan	(2),(3)	(4), (5),(6),(7),(8),(9),(10),(11),(12)
		Salary		Stock	Option	Compensation	(B),(C)	(D), (E) ,(F), (G), (H), (I), (J), (K), (L)
Name and Principal Position	Year	(13) (14) (15)	Bonus	Awards	Awards	(1) (A) (a)	(b),(c),(d),(e),(f)	(g), (h), (i), (j), (k), (l), (m), (n)	Total

Alfred A. DelliBovi	2012	$763,415	—	—	—	$541,013	$1,149,000	$124,514	$2,577,942
President &	2011	$709,263	—	—	—	$523,180	$1,444,000	$120,417	$2,796,860
Chief Executive Officer (PEO)	2010	$678,721	—	—	—	$526,090	$1,434,998	$69,177	$2,708,986

Peter S. Leung	2012	$483,393	—	—	—	$256,926	$664,000	$73,121	$1,477,440
Senior Vice President,	2011	$453,443	—	—	—	$250,858	$792,000	$80,512	$1,576,813	****
Head of Asset Liability Management	2010	$438,109	—	—	—	$248,119	$458,721	$36,545	$1,181,494

Paul B. Héroux	2012	$343,713	—	—	—	$182,685	$595,000	$102,706	$1,224,104
Senior Vice President,	2011	$322,417	—	—	—	$178,371	$822,000	$100,225	$1,423,013
Head of Member Services	2010	$311,514	—	—	—	$176,423	$428,561	$93,205	$1,009,703

Patrick A. Morgan **	2012	$95,037	—	—	—	—	$680,000	$14,302	$789,339
Senior Vice President,	2011	$341,885	—	—	—	$189,141	$375,000	$49,633	$955,659
Chief Financial Officer (PFO)	2010	$330,324	—	—	—	$187,076	$274,232	$35,078	$826,710

John F. Edelen *	2012	$346,466	—	—	—	$185,788	$356,000	$96,495	$984,749
Senior Vice President,	2011	$325,000	—	—	—	$179,800	$343,000	$81,014	$928,814
Chief Risk Officer

Kevin M. Neylan ***	2012	$364,129	—	—	—	$193,537	$378,000	$64,570	$1,000,236
Senior Vice President,	2011	—	—	—	—	—	—	—	—
Chief Financial Officer (PFO)	2010	$321,280	—	—	—	$181,954	$250,146	$44,062	$797,442

Footnotes for Summary Compensation Table for the Year Ending December 31, 2012

(1)              Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.  The Bank established a deferred compensation component for the Incentive Compensation Plan starting in 2012.  The amount represented here is the Total Communicated Award of Incentive Compensation.  [Refer to section A.2 (Cash Compensation; Incentive Plan - 2012 Deferred Incentive Compensation Plan) of the Compensation Discussion and Analysis for further details].

(2)              Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions:

A. DelliBovi — $199,000

P. Leung — $181,000

P. Héroux — $220,000

P. Morgan — $184,000

J. Edelen — $122,000

K. Neylan — $136,000

(3)  Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan:

A. DelliBovi — $950,000

P. Leung — $483,000

P. Héroux — $375,000

P. Morgan — $496,000

J. Edelen — $234,000

K. Neylan — $242,000

(4)  For all NEOs, includes these items for all employees: amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium, payment of medical insurance premium, payment of dental insurance premium, payment of vision insurance premium and payment of employee assistance program premium.

(5)  For A. DelliBovi, includes costs associated with personal usage of company leased automobile $2,710.

(6)  For K. Neylan, includes payment of this item for all eligible officers: officer physical examination.

(7) For A. DelliBovi and K. Neylan, includes payment of this item for all eligible employees: service award.

(8)  For A. DelliBovi and P. Héroux, includes payment of this item: payment of supplemental individual term life insurance premium.

(9)  For P. Héroux and K. Neylan, includes payment of this item for all employees: fitness center reimbursement.

(10)  For all NEO’s except J. Edelen, includes payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP.

(11)  For P. Héroux $40,063 and J. Edelen, $40,384 includes payment for the replacement plan for the Nonqualified Profit Sharing Plan.

(12)  Payment for an additional award due to the employee receiving a rating of “Exceed Requirements” or “Outstanding” on their performance review. These amounts are based upon a 3% or 6% payment as found in the Section A.2 of the CD&A as determined by the C&HRC for the President and by the President with respect to all other NEOs:

A. DelliBovi — $45,805

P. Leung — $14,502

P. Morgan — n/a

P. Héroux — $10,311

J. Edelen — $10,394

K. Neylan — $10,924

(13)  Figures represent salaries approved by our Board of Directors for the year 2012.

**P. Morgan retired from the CFO position on March 30, 2012. His board approved annual salary was $353,851; the salary actually paid was $95,037.

***K. Neylan was promoted to CFO in 2012 upon the retirement of P. Morgan. He was not an NEO for the year 2011.

****The amount of “All Other Compensation” for P. Leung for 2011 was incorrectly reported as $68,012.   The amount should have been reported as $80,512 to include the $12,500 reimbursement for financial counseling costs reported in footnote (K) for 2011.  As a result, the “Total” amount of compensation for Mr. Leung was also incorrectly reported as $1,564,313; that amount should have been $1,576,813.  These amounts have been corrected in this 2012 Form 10-K.  No other changes relating to this matter are necessary.

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

(G)  For A. DelliBovi and P. Héroux, includes payment of this item: payment of supplemental individual term life insurance premium.

(H)  For P. Héroux,, includes payment of this item for all employees: fitness center reimbursement.

(I)  For all NEO’s except J. Edelen, includes payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP.

(J)  For P. Héroux $39,035 and J. Edelen $28,273, includes payment for the replacement plan for the Nonqualified Profit Sharing Plan.

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

P. Heroux — $2,849

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

(i)                For A. DelliBovi, and P. Leung, includes payment of this item for all eligible officers: officer physical examination.

(j)                For A. DelliBovi and P. Héroux, includes payment of this item: payment of term life insurance premium.

(k)              For P. Heroux and for K. Neylan, includes payment of this item for all employees: fitness center reimbursement.

(l)                All participants received a payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP.

(m)            For P. Heroux $37,719, includes payment for the replacement plan for the Nonqualified Profit Sharing Plan.

(n)              For A. DelliBovi $9,013, P. Heroux $11,952, and K. Neylan $3,825, includes a payment for Reimbursement for Financial Counseling Costs Incurred in 2010 for Participants in Terminated Plans.

(For further information regarding footnotes l, m, & n directly above, please review the information included in the section entitled “Nonqualified Deferred Compensation” below)

(15)  Figures represent salaries approved by our Board of Directors for the year 2010.

The following table sets forth information regarding all incentive plan award opportunities made available to NEO for the fiscal year 2012 (in whole dollars):

Grants of Plan-Based Awards for Fiscal Year 2012

Grants of Plan-Based Awards for Fiscal Year 2012
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)
Alfred A. DelliBovi	3/22/2012	$167,951	$305,366	$580,196	—	—	—	—	—	—	—

Peter S. Leung	3/22/2012	$79,760	$145,018	$275,534	—	—	—	—	—	—	—

Paul B. Héroux	3/22/2012	$56,713	$103,114	$195,916	—	—	—	—	—	—	—

Patrick A. Morgan *	—	—	—	—	—	—	—	—	—	—	—

John F. Edelen	3/22/2012	$57,167	$103,940	$197,486	—	—	—	—	—	—	—

Kevin M. Neylan	3/22/2012	$60,081	$109,239	$207,554	—	—	—	—	—	—	—

(1)             On this date, the Board of Directors’ C&HR Committee approved the 2012 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)             Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)             Amounts represent potential awards under the 2012 Incentive Plan.

*P. Morgan retired from the CFO position on March 30, 2012.

Incentive Compensation Plan Opportunity Table for Fiscal Year 2012

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bankwide goal results (in whole dollars).

		Bankwide Component			Individual
		(90% of Opportunity)			Component
	2012	(1)			(10% of	Actual Result
	Annual Salary	Threshold	Target	Maximum	Opportunity)	(2)
								Total	Current
					Individual	Bankwide	Individual	Communicated	Communicated
					Performance	Component	Component	Award	Incentive Award
		Bank Performance			at Target	(3)	(4)	(5)	(6)
President		20%	40%	80%	40%

Alfred A. DelliBovi	$763,415	$137,415	$274,829	$549,659	$30,537	$510,476	$30,537	$541,013	$270,506
President & Chief Executive Officer

Other NEOs		15%	30%	60%	30%

Peter S. Leung	$483,393	$62,258	$130,516	$261,032	$14,502	$242,424	$14,502	$256,926	$128,463
Senior Vice President, Head of Asset Liability Management

Paul B. Héroux	$343,713	$46,401	$92,802	$185,605	$10,311	$172,374	$10,311	$182,685	$91,343
Senior Vice President, Head of Member Services

Patrick A. Morgan*	$353,851	—	—	—	—	—	—	—	—
Senior Vice President, Chief Financial Officer

John F. Edelen	$346,466	$46,773	$93,546	$187,092	$10,394	$175,394	$10,394	$185,788	$92,894
Senior Vice President, Chief Risk Officer

Kevin M. Neylan	$364,129	$49,157	$98,315	$196,630	$10,924	$182,613	$10,924	$193,537	$96,768
Senior Vice President, Chief Financial Officer

(1)             Each NEO’s Incentive Compensation is made up of two components: Bankwide goals (90%) and Individual Performance (10%)

(2)             Overall weighted average result for Bankwide goals was 85.7% above target, for the Risk Management Group it was 87.5% above target. Payments are interpolated between the target and maximum amounts.

(3)             The Bankwide component is calculated as follows:  Annual Salary multiplied by Bankwide component Percentage multiplied by Target percentage multiplied by (1plus the overall weighted average results [85.7% or 87.5% as mentioned in note 2 above]).

(4)             Individual component is calculated as follows: Annual Salary multiplied by Individual Component multiplied by Target percentage. (When participants received an Individual Component award, the award amount is at Target.)

(5)       There may be small differences in the calculated payout amounts due to rounding.

(6)       The Bank established a deferred compensation component for the Incentive Compensation Plan starting in 2012.  The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout received by the NEO in 2013 for performance in 2012.  [Refer to section A.2 (Cash Compensation; Incentive Plan - 2012 Deferred Incentive Compensation Plan) of the Compensation Discussion and Analysis for further details].

*P. Morgan retired from the CFO position on March 30, 2012.

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

The annual base salaries for the NEO are as follows (in whole dollars):

	2013	2012
	(1)	(2)

Alfred A. DelliBovi	$793,952	$763,415
Peter S. Leung	$497,895	$483,393
Paul B. Héroux	$354,024	$343,713
Patrick A. Morgan *	—	$353,851
John F. Edelen	$356,860	$346,466
Kevin M. Neylan	$375,053	$364,129

The 2013 increases in the base salaries of the NEOs from 2012 were based on their 2012 performance.

(1)         Figures represent salaries approved by our Board of Directors for the year 2013.

(2)         Figures represent salaries approved by our Board of Directors for the year 2012.

*Patrick Morgan retired from the CFO position on March 30, 2012.

A performance-based merit increase program exists for all employees, including NEO’s, that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2012, the C&HR Committee determined that merit-related officer base pay increases for 2013 would be 2.5% for officers rated ‘Meets Requirements’; 3.0% for officers rated ‘Exceeds Requirements’; and 4.0% for officers rated ‘Outstanding’ for their performance in 2012.

Short-Term Incentive Compensation Plan (“Incentive Plan”)

Refer to section IV.A.2 (Cash Compensation; Incentive Plan - 2012 Deferred Incentive Compensation Plan) of the Compensation Discussion and Analysis for further details.

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

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2012 was $17,000 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. If an employee contributes at least 3% of base salary, the Bank provides a match of 3% of base salary. After completing three years of employment, the match is 4.5% of base salary and after five years of employment 6% of base salary. Contributions of less than 3% of base salary receive a match of 2% of the employee’s base salary or $34.61 per pay period (whichever is less).

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

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the NEO, the number of years of service credited to each such person, and payments during the last fiscal year (if any) to each such person, under the Pentegra Defined Benefit Plan for Financial Institutions and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (amounts in whole dollars):

	Pension Benefits
		Number of	Present Value	Payment During
	Plan	Years Credited	of Accumulated	Last
Name	Name	Service [1]	Benefit [2]	Fiscal Year

Alfred A. DelliBovi	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	19.75	$1,834,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	19.75	$7,072,000	—

Peter S. Leung	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	15.50	$1,162,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (3)	15.50	$2,105,000	—

Paul B. Héroux	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	28.50	$1,626,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	28.50	$1,732,000	—

Patrick A. Morgan *	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	12.83	$1,126,000	$59,000
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	12.83	$1,468,000	$75,000

John F. Edelen	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	15.25	$727,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	15.25	$535,000	—

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	11.33	$729,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	11.33	$848,000	—

(1)         Number of years of credited service pertains to eligibility/participation in the qualified plan. Years of credited service for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2)         As of 12/31/12.

(3)         Mr. Leung’s 15.5 years of credited service includes 3.6 of credited service working for the Office of Thrift Supervision; 3.0 years of credited service working for the Federal Home Loan Bank of Dallas (including two months of severance) and 8.9 years of credited service working for the Federal Home Loan Bank of New York

*Patrick Morgan retired from the CFO position on March 30, 2012 and elected to begin receiving a distribution from the qualified defined benefit plan and nonqualified defined benefit plan in 2012.  The amounts listed under “Payment During Last Fiscal Year” is the total amount of distribution Mr. Morgan received in 2012.

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

Participants, who as of July 1, 2008 had five years of DB Plan service and were age 50 years or older, are provided with a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code limit; short-term incentives for participants of the deferred incentive compensation plan is defined as the Total Communicated Award. These participants are identified herein as “Grandfathered”.

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

For purposes of the above table, please note the following definitions:

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

Normal Form of Payment — The DB Plan must state the form of the annuity to be paid to the retiring employee. For unmarried Grandfathered retirees, the Normal Form of Payment is a life annuity with a 12-year guaranteed payment (“Guaranteed 12-Year Payout”) which means that if the unmarried Grandfathered retiree dies prior to receiving 12 years of annuity payments, the retiree’s beneficiary will receive a lump sum equal to the remaining unpaid payments in the 12-year period. For married Grandfathered retirees, the Normal Form of Payment is a 50% joint and survivor annuity, which provides a continuation of half of the monthly annuity to the surviving beneficiary. The initial 50% Joint and Survivor Annuity monthly payment is actuarially equivalent to the 12-year guaranteed payment provided to single retirees under the formula. Effective July 1, 2008, the DB Plan provides single Non-

Grandfathered retirees with a straight “Life Annuity” as the Normal Form of Payment, which means that, once a retiree dies, the annuity terminates. For married Non-Grandfathered retirees, the Normal Form of Payment will be a 50% Joint and Survivor Annuity that is actuarially equivalent to the straight Life Annuity.

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

Earnings under the DB Plan continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2012 was $250,000.

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

The primary objective of the DB BEP is to ensure that participants receive the full benefit to which they would have been entitled under the DB Plan in the absence of limits on maximum benefit levels imposed by the IRC.

The DB BEP utilizes the identical benefit formulas applicable to the DB Plan. In the event that the benefits payable from the DB Plan have been reduced or otherwise limited by government regulations, the employee’s “lost” benefits are payable under the terms of the DB BEP.

The DB BEP is an unfunded arrangement. However, we established a grantor trust to assist in financing the payment of benefits under these plans. The trust were approved by the Nonqualified Plan Committee in March of 2006 and established in June of 2007.

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

The following table describes estimated severance payout information for each NEO assuming that severance would have occurred on December 31, 2012: (amounts in whole dollars)

	Number of Weeks Used to	2012 Annual
	Calculate Severance Amount	Base Salary	Severance Amount

Alfred A. DelliBovi	36	$763,415	$528,518
Peter S. Leung	32	$483,393	$297,473
Paul B. Héroux	36	$343,713	$237,955
Patrick A. Morgan*	36	$353,851	$244,974
John F. Edelen	36	$346,466	$239,861
Kevin M. Neylan	36	$364,129	$252,089

*Patrick Morgan retired from the CFO position on March 30, 2012.

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

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2012 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael M. Horn	$100,000	$—	$—	$—	$—	$—	$100,000
José R. González	85,000	—	—	—	—	—	85,000
John R. Buran	75,000	—	—	—	—	—	75,000
Anne E. Estabrook	75,000	—	—	—	—	—	75,000
Joseph R. Ficalora	85,000	—	—	—	—	—	85,000
Jay M. Ford	85,000	—	—	—	—	—	85,000
James W. Fulmer	75,000	—	—	—	—	—	75,000
Ronald E. Hermance, Jr.	66,112	—	—	—	—	—	66,112
Thomas L. Hoy	75,000	—	—	—	—	—	75,000
Katherine J. Liseno	75,000	—	—	—	—	—	75,000
Kevin J. Lynch	85,000	—	—	—	—	—	85,000
Joseph J. Melone	75,000	—	—	—	—	—	75,000
Richard S. Mroz	85,000	—	—	—	—	—	85,000
Vincent F. Palagiano	75,000	—	—	—	—	—	75,000
C. Cathleen Raffaeli	85,000	—	—	—	—	—	85,000
Edwin C. Reed	75,000	—	—	—	—	—	75,000
DeForest B. Soaries, Jr.	75,000	—	—	—	—	—	75,000
Total Fees	$1,351,112	$—	$—	$—	$—	$—	$1,351,112

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

In initially determining reasonable compensation for our directors in the aftermath of HERA for the year 2009, we utilized the results of a study of FHLBank System director compensation prepared by McLagan.  The director compensation that was established by the Board under the 2010 Director Compensation Policy also reflected this analysis.  In 2010, McLagan performed another director compensation study for the FHLBanks, which helped formed the basis for our Board’s determination of 2011 director compensation.   In December 2011, the Board determined that the 2011 director compensation structure remained appropriate and did not require adjustment for 2012. In December 2012, the Board again determined that the director compensation structure continued to remain appropriate and did not require adjustment for 2013.

Below are tables summarizing the Director fees established by the Board and the annual compensation limits that were set by the Board for 2012.  Following these tables are additional tables summarizing the Director fees established by the Board and the annual compensation limits set by the Board for 2013.

Director Fees — 2012 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)*
Chairman	$11,111
Vice Chairman	$9,444
Committee Chair **	$9,444
All Other Directors	$8,333

Director Annual Compensation Limits — 2012 (in whole dollars)

Position	Annual Limit
Chairman	$100,000
Vice Chairman	$85,000
Committee Chair	$85,000
All Other Directors	$75,000

Director Fees — 2013 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)*
Chairman	$11,111
Vice Chairman	$9,444
Committee Chair **	$9,444
All Other Directors	$8,333

Director Annual Compensation Limits — 2013 (in whole dollars)

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

•                  Meetings of Federal Home Loan Bank System committees

•                  Federal Home Loan Bank System director orientation meetings

•                  Meetings of the Council of Federal Home Loan Banks and Council committees

•                  Attendance at other events on behalf of the Bank with prior approval of the Board of Directors

The following table, which is included here pursuant to FHFA regulations, includes information about reimbursed expenses for 2012 (whole dollars):

Directors’ Expenses
Reimbursed
Name	(Paid in Cash)

Michael M. Horn	$8,515
José R. González	16,452
John R. Buran	—
Anne E. Estabrook	5,493
Joseph R. Ficalora	6,630
Jay M. Ford	5,115
James W. Fulmer	9,544
Ronald E. Hermance, Jr.	—
Thomas L. Hoy	4,106
Katherine J. Liseno	3,015
Kevin J. Lynch	3,243
Joseph J. Melone	1,932
Richard S. Mroz	5,930
Vincent F. Palagiano	1,409
C. Cathleen Raffaeli	4,144
Edwin C. Reed	8,140
DeForest B. Soaries, Jr.	3,010
Total Directors’ Expenses Reimbursed	$86,678

Total expenses incurred by us for our Board expenses, including amounts reimbursed in cash to Directors, totaled $183.7 thousand, $168.6 thousand and $127.1 thousand in 2012, 2011 and 2010, respectively.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

FHLBNY stock can only be held by member financial institutions.  No person, including directors and executive officers of the FHLBNY, may own our capital stock.  As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.  The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 28, 2013 and December 31, 2012:

		Number	Percent
	February 28, 2013	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	8,716	18.73%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,290	15.66
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,033	8.67
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,565	7.66

		23,604	50.72%

		Number	Percent
	December 31, 2012	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	9,166	19.02%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,347	15.24
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,337	9.00
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,565	7.39

		24,415	50.65%

* At February 28, 2013 and December 31, 2012, an officer of this member bank also served on the Board of Directors of the FHLBNY.

The following table sets forth information with respect to capital stock outstanding to members whose officers or directors served as Directors of the FHLBNY as of December 31, 2012, the most practicable date for the information provided (shares in thousands):

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock

New York Community Bank	Joseph R. Ficalora	Westbury	NY	4,337	9.00%
Hudson City Savings Bank, FSB	Ronald E. Hermance, Jr.	Paramus	NJ	3,565	7.39
The Dime Savings Bank of Williamsburg	Vincent F. Palagiano	Brooklyn	NY	450	0.93
Oritani Bank	Kevin J. Lynch	Township of Washington	NJ	449	0.93
Flushing Savings Bank, FSB	John R. Buran	Lake Success	NY	423	0.88
Oriental Bank and Trust	Jose Ramon Gonzalez	San Juan	PR	384	0.80
New York Commerical Bank	Joseph R. Ficalora	Westbury	NY	103	0.21
Glens Falls National Bank & Trust Co	Thomas L. Hoy	Glens Falls	NY	40	0.08
Crest Saving Bank	Jay M. Ford	Wildwood	NJ	28	0.06
The Bank of Castile	James W. Fulmer	Castile	NY	26	0.05
Metuchen Savings Bank	Katherine J. Liseno	Metuchen	NJ	6	0.01

				9,811	20.34%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The FHLBNY is a cooperative and its customers own the entity’s capital stock.  Capital stock ownership is a prerequisite to the transaction by members of any business with the FHLBNY.  The majority of the members of the Board of Directors of the FHLBNY are Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members).  The remaining members of the Board are Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members).  The FHLBNY conducts its advances business almost exclusively with members.  Therefore, in the normal course of business, the FHLBNY may extend credit to members whose officers or directors may serve as directors of the FHLBNY.  In addition, the FHLBNY may also extend credit to members who own more than 5% of the FHLBNY’s stock.  All products and services extended by the FHLBNY to such members are provided at market terms and conditions that are no more favorable to them than the terms and conditions of comparable transactions with other members.    Under the provisions of Section 7(j) of the FHLBank Act (12 U.S.C. § 1427(j)), the Bank’s Board is required to administer the business of the Bank with its members without discrimination in favor of or against any member.  For more information about transactions with stockholders, see Note 19. Related Party Transactions, in the audited financial statements in this Form 10-K.

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

Director Independence

In General

During the period from January 1, 2012 through and including the date of this annual report on Form 10-K, the Bank had a total of 17 directors serving on its Board, 10 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 7 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members).  All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers.  Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank.  In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards.  First, Federal Housing Finance Agency (“Finance Agency”) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors.  Second, the Securities and Exchange Commission’s (“SEC”) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment.  Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer.  The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee.  From January 1, 2012 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, the Board has adopted the independence standards of the New York Stock Exchange (“NYSE”) to determine which of its directors are independent and which members of its Audit Committee are not independent.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2012 through and including the date of this annual report on Form 10-K (i.e., Anne Evans Estabrook, Michael M. Horn, Joseph J. Melone, Richard S. Mroz,
C. Cathleen Raffaeli, Edwin C. Reed and DeForest B. Soaries, Jr.) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Joseph R. Ficalora, Jay M. Ford, James W. Fulmer, José R. González, Ronald E. Hermance, Thomas L. Hoy, Katherine J. Liseno, Kevin J. Lynch and Vincent F. Palagiano) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee.  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2012 through and including the date of this annual report on Form 10-K (John R. Buran, Joseph R. Ficalora, Jay M. Ford, José R. González, Thomas L. Hoy, and Katherine J. Liseno) were independent under the NYSE standards for audit committee members.  The Board also determined that the Independent Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2012 through and including the date of this annual report on Form 10-K (Michael M. Horn, Joseph J. Melone and Richard S. Mroz) were independent under the NYSE independence standards for audit committee members.

Section 10A(m) of the 1934 Act

In addition to the independence rules and standards above, on July 30, 2008, the Housing and Economic Recovery Act of 2008 amended the Securities Exchange Act of 1934 to require the Federal Home Loan Banks to comply with the rules issued by the SEC under Section 10A(m) of the 1934 Act, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she is an “affiliated person” of the Bank as defined by the SEC rules (i.e., the person controls, is controlled by, or is under common control with, the Bank). All Audit Committee members serving in 2012 met and all current Audit Committee members meet the substantive independence rules under Section 10A(m) of the 1934 Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years ended December 31,
	2012 (a)	2011 (a)	2010 (a)

Audit Fees	$969	$937	$835
Audit-related Fees	61	49	66
Tax Fees	19	—	20
All Other Fees	84	260	4
Total	$1,133	$1,246	$925

(a) The amounts in the table do not include the assessment from the Office of Finance (“OF”) for the Bank’s share of the audit fees of approximately $54 thousand, $58 thousand and $56 thousand, for 2012, 2011 and 2010, incurred in connection with the audit of the combined financial statements published by the OF.

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

ALL OTHER FEES

These other fees are primarily related to review of various accounting matters in 2012, and consultation services for the review of payroll operations and tax compliance in 2011.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form	File No.	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	000-51397	12/1/2005

3.02	Bylaws of the Bank		8-K	000-51397	9/23/2009

4.01	Amended and Restated Capital Plan of the Bank		8-K	000-51397	8/5/2011

10.01	Bank 2011 Incentive Compensation Plan*(a)		10-Q/A	000-51397	10/13/2011

10.02	Bank 2012 Incentive Compensation Plan (a)		10-Q		5/11/2012

10.03	2011 Director Compensation Policy (a)		10-K	000-51397	3/25/2011

10.04	2012 Director Compensation Policy (a)		10-Q	000-51397	5/11/2012

10.05	2013 Director Compensation Policy (a)	X

10.06	Bank Severance Pay Plan (a)		10-K	000-51397	3/25/2011

10.07	Bank Amended and Restated Severance Pay Plan (a)	X

10.08	Qualified Defined Benefit Plan (a)	X

10.09	Qualified Defined Contribution Plan (a)	X

10.10	Bank Amended and Restated Benefit Equalization Plan (a)		10-Q	000-51397	5/12/2011

10.11	Thrift Restoration Plan (a)		10-Q	000-51397	8/12/2010

10.12	Bank Profit Sharing Plan (a)		10-Q	000-51397	8/12/2010

10.13	Bank Amended and Restated Profit Sharing Plan (a)	X

10.14	Compensatory Arrangements for Named Executive Officers (a)	X

10.15	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	000-51397	6/27/2006

10.16	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	000-51397	8/5/2011

12.01	Computation of Ratio of Earnings to Fixed Charges	X

18.01	PricewaterhouseCoopers Preferability Letter	X

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.01	Audit Committee Report	X

99.02	Audit Committee Charter	X

101.01

The following financial information from the Bank’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL interactive data files: (i) Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Statements of Income for the three years ended December 31, 2012, 2011 and 2010; (iii)  Statements of Comprehensive Income for the three years ended December 31, 2012, 2011 and 2010; (iv)  Statements of Capital for the three years ended December 31, 2012, 2011 and 2010; (v) Statements of Cash Flows for the three years ended December 31, 2012, 2011and 2010; and (vi) Notes to Financial Statements for the three years ended December 31, 2012, 2011 and 2010. Pursuant to Rule 406T of Regulation S-T, the

X

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

Date:  March 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Alfred A. DelliBovi	President and Chief Executive Officer	March 25, 2013
Alfred A. DelliBovi
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial Officer	March 25, 2013
Kevin M. Neylan
(Principal Financial Officer)

/s/ Backer Ali	Vice President and Controller	March 25, 2013
Backer Ali
(Principal Accounting Officer)

/s/ Michael M. Horn	Chairman of the Board of Directors	March 25, 2013
Michael M. Horn

/s/ José R. González	Vice Chairman of the Board of Directors	March 25, 2013
José R. González

/s/ John R. Buran	Director	March 25, 2013
John R. Buran

/s/ Anne Evans Estabrook	Director	March 25, 2013
Anne Evans Estabrook

/s/ Joseph R. Ficalora	Director	March 25, 2013
Joseph R. Ficalora

/s/ Jay M. Ford	Director	March 25, 2013
Jay M. Ford

/s/ James W. Fulmer	Director	March 25, 2013
James W. Fulmer

/s/ Ronald E. Hermance, Jr._	Director	March 25, 2013
Ronald E. Hermance, Jr.

/s/ Thomas L. Hoy	Director	March 25, 2013
Thomas L. Hoy

/s/ Katherine J. Liseno	Director	March 25, 2013
Katherine J. Liseno

/s/ Kevin J. Lynch	Director	March 25, 2013
Kevin J. Lynch

/s/ Joseph J. Melone	Director	March 25, 2013
Joseph J. Melone

/s/ Richard S. Mroz	Director	March 25, 2013
Richard S. Mroz

/s/ Vincent F. Palagiano	Director	March 25, 2013
Vincent F. Palagiano

/s/ C. Cathleen Raffaeli	Director	March 25, 2013
C. Cathleen Raffaeli

/s/ Edwin C. Reed	Director	March 25, 2013
Edwin C. Reed

/s/ DeForest B. Soaries, Jr.	Director	March 25, 2013
DeForest B. Soaries, Jr.