Form 10-Q
period 2013-03-31
Federal Home Loan Bank of New York
filed 2013-05-10
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2013 was 47,672,902.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (in thousands, except par value of capital stock)

As of March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks (Note 3)	$4,699,867	$7,553,188
Federal funds sold (Note 4)	10,119,000	4,091,000
Available-for-sale securities, net of unrealized gains of $21,715 at March 31, 2013 and $22,506 at December 31, 2012 (Note 6)	2,093,172	2,308,774
Held-to-maturity securities (Note 5)	11,173,926	11,058,764
Advances (Note 7) (Includes $500,534 at March 31, 2013 and $500,502 at December 31, 2012 at fair value under the fair value option)	71,723,154	75,888,001
Mortgage loans held-for-portfolio, net of allowance for credit losses of $6,709 at March 31, 2013 and $6,982 at December 31, 2012 (Note 8)	1,885,165	1,842,816
Accrued interest receivable	193,273	179,044
Premises, software, and equipment	12,663	11,576
Derivative assets (Note 16)	11,236	41,894
Other assets	11,849	13,743

Total assets	$101,923,305	$102,988,800

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$2,051,943	$1,994,974
Non-interest-bearing demand	19,591	19,537
Term	46,000	40,000

Total deposits	2,117,534	2,054,511

Consolidated obligations, net (Note 10)
Bonds (Includes $10,037,764 at March 31, 2013 and $12,740,883 at December 31, 2012 at fair value under the fair value option)	61,014,301	64,784,321
Discount notes (Includes $1,949,723 at March 31, 2013 and $1,948,987 at December 31, 2012 at fair value under the fair value option)	32,554,976	29,779,947

Total consolidated obligations	93,569,277	94,564,268

Mandatorily redeemable capital stock (Note 12)	26,172	23,143

Accrued interest payable	168,534	127,664
Affordable Housing Program (Note 11)	128,512	134,942
Derivative liabilities (Note 16)	390,935	426,788
Other liabilities	164,371	165,655

Total liabilities	96,565,335	97,496,971

Commitments and Contingencies (Notes 12, 16 and 18)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares: 46,266 at March 31, 2013 and 47,975 at December 31, 2012	4,626,559	4,797,457
Retained earnings
Unrestricted	800,818	797,567
Restricted (Note 12)	110,178	96,185
Total retained earnings	910,996	893,752
Total accumulated other comprehensive loss (Note 13)	(179,585)	(199,380)

Total capital	5,357,970	5,491,829

Total liabilities and capital	$101,923,305	$102,988,800

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (in thousands, except per share data)

For the three months ended March 31, 2013 and 2012

	March 31,
	2013	2012
Interest income
Advances (Note 7)	$109,993	$137,272
Interest-bearing deposits (Note 3)	811	657
Federal funds sold (Note 4)	4,265	2,360
Available-for-sale securities (Note 6)	4,753	6,686
Held-to-maturity securities (Note 5)	59,741	69,335
Mortgage loans held-for-portfolio (Note 8)	16,794	15,827
Loans to other FHLBanks (Note 19)	14	1

Total interest income	196,371	232,138

Interest expense
Consolidated obligations-bonds (Note 10)	75,843	99,766
Consolidated obligations-discount notes (Note 10)	17,087	10,195
Deposits (Note 9)	162	244
Mandatorily redeemable capital stock (Note 12)	253	761
Cash collateral held and other borrowings (Note 19)	2	17

Total interest expense	93,347	110,983

Net interest income before provision for credit losses	103,024	121,155

(Reversal)/Provision for credit losses on mortgage loans	(37)	861

Net interest income after provision for credit losses	103,061	120,294

Other income (loss)
Service fees and other	2,355	1,920
Instruments held at fair value - Unrealized gains (Note 17)	3,679	7,198

Total OTTI losses	—	(295)
Net amount of impairment losses reclassified from Accumulated other comprehensive loss	—	(263)
Net impairment losses recognized in earnings	—	(558)

Net realized and unrealized gains on derivatives and hedging activities (Note 16)	1,383	24,226
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Notes 5 and 6)	—	256
Losses from extinguishment of debt	(7,931)	(14,778)

Total other (loss) income	(514)	18,264

Other expenses
Operating	7,225	7,399
Compensation and benefits	14,106	14,230
Finance Agency and Office of Finance	3,451	3,617

Total other expenses	24,782	25,246

Income before assessments	77,765	113,312

Affordable Housing Program Assessments (Note 11)	7,802	11,407

Net income	$69,963	$101,905

Basic earnings per share (Note 14)	$1.50	$2.29

Cash dividends paid per share	$1.13	$1.26

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (in thousands)

For the three months ended March 31, 2013 and 2012

	Three months ended March 31,
	2013	2012

Net Income	$69,963	$101,905
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities
Unrealized (losses) gains	(791)	466
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	—	(132)
Reclassification of non-credit portion included in net income	—	395
Accretion of non-credit portion	2,594	2,459
Total net non-credit portion of other-than-temporary impairment gains on held-to-maturity securities	2,594	2,722
Net unrealized gains/losses relating to hedging activities
Unrealized gains	16,544	16,502
Reclassification of losses included in net income	1,067	1,002
Total net unrealized gains relating to hedging activities	17,611	17,504
Pension and postretirement benefits	381	—
Total other comprehensive income	19,795	20,692
Total comprehensive income	$89,758	$122,597

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital - Unaudited (in thousands, except per share data)

For the three months ended March 31, 2013 and 2012

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2011	44,906	$4,490,601	$722,198	$24,039	$746,237	$(190,427)	$5,046,411

Proceeds from issuance of capital stock	6,531	653,140	—	—	—	—	653,140
Repurchase/redemption of capital stock	(5,619)	(561,932)	—	—	—	—	(561,932)
Cash dividends ($1.26 per share) on capital stock	—	—	(57,393)	—	(57,393)	—	(57,393)
Comprehensive income	—	—	81,524	20,381	101,905	20,692	122,597

Balance, March 31, 2012	45,818	$4,581,809	$746,329	$44,420	$790,749	$(169,735)	$5,202,823

Balance, December 31, 2012	47,975	$4,797,457	$797,567	$96,185	$893,752	$(199,380)	$5,491,829

Proceeds from issuance of capital stock	7,191	719,067	—	—	—	—	719,067
Repurchase/redemption of capital stock	(8,859)	(885,903)	—	—	—	—	(885,903)
Shares reclassified to mandatorily redeemable capital stock	(41)	(4,062)	—	—	—	—	(4,062)
Cash dividends ($1.13 per share) on capital stock	—	—	(52,719)	—	(52,719)	—	(52,719)
Comprehensive income	—	—	55,970	13,993	69,963	19,795	89,758

Balance, March 31, 2013	46,266	$4,626,559	$800,818	$110,178	$910,996	$(179,585)	$5,357,970

(a)   Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the three months ended March 31, 2013 and 2012

	Three months ended March 31,
	2013	2012
Operating activities

Net Income	$69,963	$101,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	5,045	2,360
Concessions on consolidated obligations	963	1,174
Premises, software, and equipment	983	1,143
(Reversal)/Provision for credit losses on mortgage loans	(37)	861
Net realized gains from redemption of held-to-maturity securities	—	(256)
Credit impairment losses on held-to-maturity securities	—	558
Change in net fair value adjustments on derivatives and hedging activities	46,834	23,671
Change in fair value adjustments on financial instruments held at fair value	(3,679)	(7,198)
Losses from extinguishment of debt	7,931	14,778
Net change in:
Accrued interest receivable	(13,972)	6,722
Derivative assets due to accrued interest	(17,825)	(10,245)
Derivative liabilities due to accrued interest	10,928	(5,719)
Other assets	2,766	2,420
Affordable Housing Program liability	(6,430)	3,175
Accrued interest payable	41,032	38,580
Other liabilities	(3,908)	(1,895)
Total adjustments	70,631	70,129
Net cash provided by operating activities	140,594	172,034
Investing activities
Net change in:
Interest-bearing deposits	249,034	79,687
Federal funds sold	(6,028,000)	(6,605,000)
Deposits with other FHLBanks	(124)	(70)
Premises, software, and equipment	(2,070)	(703)
Held-to-maturity securities:
Purchased	(661,209)	(1,312,188)
Repayments	548,211	583,790
In-substance maturities	—	4,998
Available-for-sale securities:
Repayments	215,390	194,347
Proceeds from sales	204	171
Advances:
Principal collected	98,083,797	99,236,510
Made	(94,280,061)	(100,670,982)
Mortgage loans held-for-portfolio:
Principal collected	95,586	78,343
Purchased	(140,390)	(153,272)
Proceeds from sales of REO	—	237
Net cash used in investing activities	(1,919,632)	(8,564,132)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the three months ended March 31, 2013 and 2012

	Three months ended March 31,
	2013	2012
Financing activities
Net change in:
Deposits and other borrowings	$63,200	$1,367,425
Derivative contracts with financing element	(56,607)	(70,339)
Consolidated obligation bonds:
Proceeds from issuance	8,776,549	11,070,584
Payments for maturing and early retirement	(12,383,131)	(16,871,058)
Net payments on bonds transferred to other FHLBanks (a)	(28,943)	—
Consolidated obligation discount notes:
Proceeds from issuance	31,927,844	36,972,787
Payments for maturing	(29,152,607)	(34,581,969)
Capital stock:
Proceeds from issuance of capital stock	719,067	653,140
Payments for repurchase/redemption of capital stock	(885,903)	(561,932)
Redemption of mandatorily redeemable capital stock	(1,033)	(11,867)
Cash dividends paid (b)	(52,719)	(57,393)
Net cash used in financing activities	(1,074,283)	(2,090,622)
Net decrease in cash and due from banks	(2,853,321)	(10,482,720)
Cash and due from banks at beginning of the period	7,553,188	10,877,790
Cash and due from banks at end of the period	$4,699,867	$395,070

Supplemental disclosures:
Interest paid	$46,484	$83,085
Affordable Housing Program payments (c)	$14,232	$8,232
Transfers of mortgage loans to real estate owned	$580	$99
Portion of non-credit OTTI gains on held-to-maturity securities	$—	$(263)

(a)    For information about bonds transferred to other FHLBanks, see Note 19. Related Party Transactions.

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

For more information about the AHP see the Bank’s most recent Form 10-K filed on March 25, 2013.

Basis of Presentation

The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the reported periods. Although management believes these judgments, estimates and assumptions to be appropriate, actual results may differ. The information contained in these financial statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made.  These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2012 included in Form 10-K filed on March 25, 2013.

Note   1.                                                   Significant Accounting Policies and Estimates.

Change in Accounting Principle

During the period ended December 31, 2012, the FHLBNY changed its presentation of the amortization of fair value hedge basis adjustments of modified advances.  From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance.  If the FHLBNY determines the modification is minor, the subsequent advance is considered a modification of the original advance.  If the modified advance is also hedged under a qualifying fair value hedge, the fair value basis adjustment at the modification date will be amortized over the life of the modified advance on a level-yield basis even if the modified advance was designated after modification in a fair value hedge relationship.  Prior to the change, the FHLBNY had previously made an accounting policy election to present the amortization of the hedge basis adjustment as a component of Interest income from advances.  FHLBNY began presenting the amortization of fair value basis of the modified hedged advance in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  The change in presentation is preferable as the Interest income from advances would not be impacted by the amortization if the advance is continuously hedged, and the total Interest income and Net interest income would more closely reflect the economics of the FHLBNY’s interest margin.  The preferability of one acceptable method of accounting over another for hedge adjustments to an hedged item, which continues to be hedged when simultaneously dedesignated from one hedge relationship and redesignated into another hedge relationship, has not been addressed in any authoritative accounting literature.  The FHLBNY reclassified the appropriate line items in the Statements of Income for the first quarter of 2012, which reflects an increase in reported Interest income from Advances within Net interest income by $28.9 million and a corresponding decrease in Net realized and unrealized gains (losses) from derivatives and hedging actives in Other income.  The change in presentation had no impact on Net income for any periods in this report since the change impacted only the presentation of the amortization of the hedge basis adjustment.

The following table summarizes the reclassifications (in thousands):

	March 31, 2012
	Adjusted	As Previously Reported
Interest income
Advances	$137,272	$108,395
Total interest income	$232,138	$203,261
Net interest income before provision for credit losses	$121,155	$92,278
Net interest income after provision for credit losses	$120,294	$91,417

Other income (loss)
Net realized and unrealized gains on derivatives and hedging activities	$24,226	$53,103

Total other income	$18,264	$47,141

Significant Accounting Policies and Estimates

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the Bank’s securities portfolios, and estimating fair values of certain assets and liabilities.  There have been no significant changes to accounting policies from those identified in Note 1. Significant Accounting Policies and Estimates in Notes to the Financial Statements in the Bank’s most recent Form 10-K filed on March 25, 2013, which contains a summary of the Bank’s significant accounting policies and estimates.

Recently Adopted Significant Accounting Policies

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. — In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  The ASU requires new footnote disclosures of items reclassified from accumulated OCI to net income.  The requirements became effective in the first quarter of 2013.  For the FHLBNY, the expanded disclosures include reclassifications from AOCI for previously recorded non-credit losses due to OTTI, realized gains and losses due to cash flow hedges, gains and losses due to changes in assumptions of supplemental pension and postretirement benefit plans, and reclassifications of gains and losses on available-for-sale securities.  The application of this guidance resulted in expanded disclosures and had no impact on the FHLBNY’s financial condition, results of operations or cash flows.  See Note 13.  Total Comprehensive Income.

Disclosures about Offsetting Assets and Liabilities. — In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.  The standard requires enhanced disclosures about certain financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement.  In January 2013, the FASB clarified that the scope of this guidance is limited to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

The new disclosures requirements should enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those financial statements in accordance with IFRS.  On adoption, this guidance will require the FHLBNY to disclose both gross and net information about certain financial instruments and derivative instruments, which are either offset on the statement of condition or subject to an enforceable master netting arrangement or similar agreement.  This guidance became effective for interim and annual periods beginning January 1, 2013 and was applied retrospectively for all comparative periods presented.  The application of this guidance resulted in additional disclosures and had no impact on the FHLBNY’s financial condition, results of operations or cash flows.  See Note 16.  Derivatives and Hedging Activities.

Note   2.                                                         Recently Issued Accounting Standards and Interpretations.

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

Framework For Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  On April 9, 2012, the Federal Housing Finance Agency (“FHFA”), the FHLBank’s regulator, issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that establishes adverse classification, identification of Special Mention assets and off-balance sheet credit exposures.  The guidance is expected to be applied prospectively, and was effective at issuance.  However, the FHFA issued additional guidance that extends the effective date of the classification guidelines in the Advisory Bulletin to January 1, 2014.

The guidance also prescribes the timing of asset charge-offs if an asset is at 180 days or more past due, subject to certain conditions.  The FHFA has extended the effective date of the charge-off guidelines to January 1, 2015.

The FHLBNY is continuing to review the guidance, and its preliminary conclusion is that adoption of the Advisory Bulletin would change the FHLBNY’s existing charge-off policy, but would not impact the Bank’s credit classification practices or the credit loss measurement methodologies in any significant manner.  Under existing policies, the FHLBNY records a charge-off on MPF loans based upon the occurrence of a confirming event, which is typically the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure.  Adoption of the Advisory Bulletin may accelerate the timing of charge-offs, and the FHLBNY is reviewing the operational aspects of implementing the guidance.  The FHLBNY’s current practice is to record credit loss allowance on a loan level basis on all MPF loans delinquent 90 days or more (for loans in bankruptcy status, an allowance is recorded regardless of delinquency status), and to measure the allowance based on the shortfall of the value of collateral (less estimated selling costs) to the recorded investment in the impaired loan.  Therefore, the FHLBNY does not expect an acceleration of the charge-offs to have a material impact on the results of financial condition, results of operations and cash flows.

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

Pass-through Deposit Reserves

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $87.5 million and $85.1 million as of March 31, 2013 and December 31, 2012.  The Bank includes member reserve balances in Other liabilities in the Statements of Condition.

Cash Collateral Pledged to Derivative Counterparties

The FHLBNY executes derivatives with major swap dealers and financial institutions (“derivative counterparties” or “counterparties”), and enters into bilateral collateral agreements.  When derivative counterparties are exposed, the FHLBNY would typically post cash as pledged collateral to mitigate the counterparty’s credit exposure.  At March 31, 2013 and December 31, 2012, the FHLBNY had deposited $2.3 billion and $2.5 billion with counterparties and these amounts earned interest generally at the overnight Federal funds rate.  The cash posted was recorded as a deduction to Derivative liabilities, as provided under master netting agreements with derivative counterparties.

Note   4.                                                         Federal Funds Sold.

Federal funds sold were unsecured overnight advances to financial institution counterparties.  At March 31, 2013 and December 31, 2012, amounts outstanding were $10.1 billion and $4.1 billion.  The daily average Federal funds sold in the three months ended March 31, 2013 was $13.3 billion.  In the 12 months ended December 31, 2012, the daily average was $11.4 billion.

Note   5.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	March 31, 2013
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$413,384	$—	$413,384	$33,894	$—	$447,278
Freddie Mac	121,393	—	121,393	8,573	—	129,966
Total pools of mortgages	534,777	—	534,777	42,467	—	577,244

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,381,336	—	2,381,336	21,055	—	2,402,391
Freddie Mac	2,257,337	—	2,257,337	23,331	—	2,280,668
Ginnie Mae	58,096	—	58,096	808	—	58,904
Total CMOs/REMICs	4,696,769	—	4,696,769	45,194	—	4,741,963

Commercial Mortgage-Backed Securities
Fannie Mae	1,283,649	—	1,283,649	26,988	(308)	1,310,329
Freddie Mac	3,431,289	—	3,431,289	237,545	—	3,668,834
Ginnie Mae	1,606	—	1,606	5	—	1,611
Total commercial mortgage-backed securities	4,716,544	—	4,716,544	264,538	(308)	4,980,774

Non-GSE MBS (b)
CMOs/REMICs	94,883	(872)	94,011	3,198	(388)	96,821

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	127,603	—	127,603	3,863	(1,630)	129,836
Home equity loans (insured) (c)	197,081	(43,980)	153,101	54,034	(1,665)	205,470
Home equity loans (uninsured)	130,080	(16,024)	114,056	16,438	(9,160)	121,334
Total asset-backed securities	454,764	(60,004)	394,760	74,335	(12,455)	456,640

Total MBS	10,497,737	(60,876)	10,436,861	429,732	(13,151)	10,853,442

Other
State and local housing finance agency obligations	737,065	—	737,065	1,897	(55,181)	683,781

Total Held-to-maturity securities	$11,234,802	$(60,876)	$11,173,926	$431,629	$(68,332)	$11,537,223

	December 31, 2012
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$459,114	$—	$459,114	$37,312	$—	$496,426
Freddie Mac	133,347	—	133,347	9,462	—	142,809
Total pools of mortgages	592,461	—	592,461	46,774	—	639,235

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,602,017	—	2,602,017	24,940	—	2,626,957
Freddie Mac	2,484,560	—	2,484,560	27,058	(1)	2,511,617
Ginnie Mae	64,681	—	64,681	854	—	65,535
Total CMOs/REMICs	5,151,258	—	5,151,258	52,852	(1)	5,204,109

Commercial Mortgage-Backed Securities
Fannie Mae	930,982	—	930,982	30,272	(593)	960,661
Freddie Mac	3,128,561	—	3,128,561	266,562	—	3,395,123
Ginnie Mae	2,969	—	2,969	27	—	2,996
Total commercial mortgage-backed securities	4,062,512	—	4,062,512	296,861	(593)	4,358,780

Non-GSE MBS (b)
CMOs/REMICs	106,063	(1,006)	105,057	3,336	(537)	107,856

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	132,551	—	132,551	1,531	(1,810)	132,272
Home equity loans (insured) (c)	204,500	(45,676)	158,824	49,531	(944)	207,411
Home equity loans (uninsured)	135,290	(16,789)	118,501	15,354	(10,634)	123,221
Total asset-backed securities	472,341	(62,465)	409,876	66,416	(13,388)	462,904

Total MBS	10,384,635	(63,471)	10,321,164	466,239	(14,519)	10,772,884

Other
State and local housing finance agency obligations	737,600	—	737,600	2,097	(56,025)	683,672

Total Held-to-maturity securities	$11,122,235	$(63,471)	$11,058,764	$468,336	$(70,544)	$11,456,556

(a)         Unrecognized gross holding gains and losses represent the difference between fair value and carrying value of a held-to-maturity security.  At March 31, 2013 and December 31, 2012, the FHLBNY had pledged MBS with an amortized cost basis of $2.6 million and $2.8 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

(b)         These are private-label mortgage- and asset-backed securities.

(c)          Amortized cost - Manufactured housing bonds insured by AGM (formerly FSA) were $127.6 million and $132.6 million at March 31, 2013 and December 31, 2012.  Asset-backed securities (supported by home equity loans) insured by AGM were $68.9 million and $69.8 million at March 31, 2013 and December 31, 2012.  Asset-backed securities (supported by home equity loans) insured by Ambac and MBIA, together, were $128.2 million and $134.7 million at March 31, 2013 and December 31, 2012.  For the purpose of calculating OTTI, the FHLBNY has determined that it will rely on Ambac and MBIA for projected cash flow shortfalls only through June 30, 2013.

Unrealized Losses

The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position.  Unrealized losses represent the difference between fair value and amortized cost.  The baseline measure of unrealized loss is amortized cost, which is not adjusted for non-credit OTTI.  Total unrealized losses in this table will not equal unrecognized losses by Major security type disclosed in the previous table.  Unrealized losses are calculated after adjusting for credit OTTI.  In the previous table, unrecognized losses are adjusted for credit and non-credit OTTI.  The following tables summarize held-to-maturity securities with fair values below their amortized cost basis.  (in thousands):

	March 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$309,619	$(55,181)	$309,619	$(55,181)
MBS Investment Securities
MBS-GSE
Fannie Mae	101,377	(308)	—	—	101,377	(308)
Total MBS-GSE	101,377	(308)	—	—	101,377	(308)
MBS-Private-Label	60,491	(1,338)	289,969	(12,567)	350,460	(13,905)
Total MBS	161,868	(1,646)	289,969	(12,567)	451,837	(14,213)
Total	$161,868	$(1,646)	$599,588	$(67,748)	$761,456	$(69,394)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$309,295	$(56,025)	$309,295	$(56,025)
MBS Investment Securities
MBS-GSE
Fannie Mae	192,268	(593)	—	—	192,268	(593)
Freddie Mac	453	(1)	—	—	453	(1)
Total MBS-GSE	192,721	(594)	—	—	192,721	(594)
MBS-Private-Label	61,742	(595)	297,585	(19,207)	359,327	(19,802)
Total MBS	254,463	(1,189)	297,585	(19,207)	552,048	(20,396)
Total	$254,463	$(1,189)	$606,880	$(75,232)	$861,343	$(76,421)

Investments in housing finance agency obligations had gross unrealized losses totaling $55.2 million and $56.0 million at March 31, 2013 and December 31, 2012 for continuous periods of 12 months or longer at those dates.  Management has analyzed the fair values of the bonds, and has concluded that the gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has also reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of March 31, 2013 and December 31, 2012, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations.  As a result, the Bank expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the Bank may experience OTTI in future periods.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$15,040	$15,791	$15,040	$15,853
Due after five years through ten years	60,885	59,601	60,885	59,531
Due after ten years	661,140	608,389	661,675	608,288
State and local housing finance agency obligations	737,065	683,781	737,600	683,672

Mortgage-backed securities
Due in one year or less	261	263	—	—
Due after one year through five years	483,600	510,915	156,317	166,810
Due after five years through ten years	4,508,834	4,759,502	4,219,907	4,521,574
Due after ten years	5,505,042	5,582,762	6,008,411	6,084,500
Mortgage-backed securities	10,497,737	10,853,442	10,384,635	10,772,884

Total Held-to-maturity securities	$11,234,802	$11,537,223	$11,122,235	$11,456,556

(a)         Amortized cost is net of unamortized discounts and premiums of $33.8 million and $28.0 million at March 31, 2013 and December 31, 2012.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	March 31, 2013		December 31, 2012
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$292,249	$290,594	$453,907	$452,034
Floating	4,443,594	4,443,594	4,740,385	4,740,385
Total CMO	4,735,843	4,734,188	5,194,292	5,192,419
CMBS
Fixed	4,283,365	4,283,365	3,625,505	3,625,505
Floating	433,179	433,179	437,007	437,007
Total CMBS	4,716,544	4,716,544	4,062,512	4,062,512
Pass Thru (a)
Fixed	940,729	882,528	1,018,578	958,014
Floating	104,621	103,601	109,253	108,219
Total Pass Thru	1,045,350	986,129	1,127,831	1,066,233
Total MBS	10,497,737	10,436,861	10,384,635	10,321,164
State and local housing finance agency obligations
Fixed	76,360	76,360	76,375	76,375
Floating	660,705	660,705	661,225	661,225
Total HFA	737,065	737,065	737,600	737,600
Total Held-to-maturity securities	$11,234,802	$11,173,926	$11,122,235	$11,058,764

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

Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on 100 percent of PLMBS.  All PLMBS are classified as held-to-maturity.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 25, 2013.

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities, and the analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the Bank has determined that for bond insurer Assured Guaranty Municipal Corp. insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurers MBIA and Ambac, the reliance period is probable only until June 30, 2013.

There was no OTTI recorded in the first quarter of 2013.  The following tables present the key characteristics of securities determined to be OTTI at March 31, 2012 (in thousands):

	Three months ended March 31, 2012 (a)
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b)(d)
Security		Fair		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss

HEL Subprime (c)	$23,295	$11,332	$—	$—	$—	$—	$(558)	$263
Total OTTI Securities	$23,295	$11,332	$—	$—	$—	$—	$(558)	$263

(a)         No securities were determined to be OTTI in the first quarter of 2013.  Unpaid principal balances and fair values at March 31, 2012 were for securities impaired in the first quarter of 2012.

(b)        Represent OTTI recorded in the first quarter of 2012.  If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, an OTTI is considered to have occurred because the entire amortized cost basis of the security will not be recovered.  The credit-related OTTI is recognized in earnings.  The non-credit portion of OTTI, which represents fair value losses of OTTI securities (excluding the amount of credit losses), is recognized in AOCI. Positive non-credit losses represent the net amount of non-credit losses reclassified from AOCI to increase the carrying value of securities previously deemed OTTI.

(c)         HEL Subprime securities are supported by home equity loans.

(d)         Securities deemed to be OTTI in the first quarter of 2012 had been previously determined to be OTTI, and the additional impairment, or re-impairment, was due to further deterioration in the credit performance metrics of the securities.

Based on cash flow testing of 100 percent of PLMBS, the FHLBNY identified one private-label MBS with de minimis shortfall, but no OTTI was recorded at March 31, 2013, because the security’s fair value exceeded amortized cost, including the shortfall.

Management has also concluded that it will not be required to sell its held-to-maturity securities before recovery of the amortized cost basis of the securities.

The following table provides roll-forward information about the cumulative credit component of OTTI recognized as a charge to earnings for held-to-maturity securities (in thousands):

	Three months ended March 31,
	2013	2012
Beginning balance	$36,782	$34,731
Additional credit losses for which an OTTI charge was previously recognized	—	558
Ending balance	$36,782	$35,289

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for all 51 private-label MBS at March 31, 2013 and December 31, 2012, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at March 31, 2013
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-5.2	1.6	7.7-30.8	21.8	30.0-68.9	37.0
RMBS Alt-A	1.0-1.0	1.0	2.0-18.1	3.7	30.0-30.0	30.0
HEL Subprime (e)	1.0-8.6	4.3	2.0-10.0	4.2	30.0-100.0	68.5
Manufactured Housing Loans	3.3-5.6	4.6	2.0-3.2	2.5	74.7-80.1	77.8

	Key Base Assumptions - All PLMBS at December 31, 2012
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-6.1	2.1	4.4-33.4	23.3	30.0-63.2	35.9
RMBS Alt-A	1.0-1.1	1.0	2.0-14.0	3.7	30.0-30.0	30.0
HEL Subprime (e)	1.5-8.6	4.6	2.0-10.1	3.7	30.0-100.0	71.0
Manufactured Housing Loans	3.6-5.9	4.9	2.0-3.8	2.5	75.1-81.0	78.5

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

(d)        CMOs/REMICS private-label MBS.

(e)         Residential asset-backed MBS.

Significant Inputs

For determining the fair values of all MBS, the FHLBNY has obtained pricing from four pricing services; the prices were clustered, averaged, and then assessed qualitatively before adopting the final price.

Cash flow testing of PLMBS at March 31, 2013 identified one private-label MBS with de minimis shortfall, but no OTTI was recorded because its fair value exceeded amortized cost, including the shortfall.  Accordingly, it was not necessary to record the held-to-maturity bond at its fair value on a non-recurring basis.  The table below provides the distribution of the prices, and the final price adopted for securities with cash flow shortfalls at March 31, 2013 and December 31, 2012 (dollars in thousands except for price):

	Significant Inputs
	Securities deemed OTTI at March 31, 2013
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating
Subprime -Home equity loan
Bond 1	$1,813	$2,260	$—	3	$52.54 - 82.23	$56.00	D
Total OTTI PLMBS	$1,813	$2,260	$—

	Significant Inputs
	Securities deemed OTTI at December 31, 2012
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating

Prime -RMBS
Bond 1	$7,045	$7,045	$7,045	3	$90.47 - 96.85	$90.47	C
Total OTTI PLMBS	$7,045	$7,045	$7,045

Note 6.                                                               Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  No AFS security was Other-then-temporarily impaired.  There were no unrealized losses at March 31, 2013 or December 31, 2012.  The following table provides major security types (in thousands):

	March 31, 2013
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (a)	$153	$—	$—	$—	$153
Equity funds (a)	5,096	—	969	—	6,065
Fixed income funds (a)	3,349	—	312	—	3,661
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	2,018,930	—	20,229	—	2,039,159
CMBS-Floating	43,929	—	205	—	44,134
Total Available-for-sale securities	$2,071,457	$—	$21,715	$—	$2,093,172

	December 31, 2012
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (a)	$215	$—	$—	$—	$215
Equity funds (a)	5,172	—	540	—	5,712
Fixed income funds (a)	3,382	—	324	—	3,706
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	2,230,813	—	21,448	—	2,252,261
CMBS-Floating	46,686	—	194	—	46,880
Total Available-for-sale securities	$2,286,268	$—	$22,506	$—	$2,308,774

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

Impairment Analysis (OTTI) of AFS Securities

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after five years through ten years	$43,929	$44,134	$46,686	$46,880
Due after ten years	2,018,930	2,039,159	2,230,813	2,252,261
Fixed income funds, equity funds and cash equivalents (b)	8,598	9,879	8,769	9,633

Total Available-for-sale securities	$2,071,457	$2,093,172	$2,286,268	$2,308,774

(a)  The carrying value of AFS securities equals fair value.

(b)  Determined to be redeemable at short notice.

(c)  Amortized cost is net of unamortized discounts and premiums of $7.2 million and $8.0 million at March 31, 2013 and December 31, 2012.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$2,018,930	$2,039,159	$2,230,813	$2,252,261
CMBS floating - LIBOR	43,929	44,134	46,686	46,880

Total Mortgage-backed securities (a)	$2,062,859	$2,083,293	$2,277,499	$2,299,141

(a)   Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 7.                                                         Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2013			December 31, 2012
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$25,898,936	0.98%	37.82%	$26,956,874	0.90%	37.29%
Due after one year through two years	6,236,139	1.86	9.11	7,798,776	1.96	10.79
Due after two years through three years	7,355,847	2.45	10.73	7,234,380	2.38	10.00
Due after three years through four years	8,375,184	3.73	12.23	9,658,689	3.64	13.36
Due after four years through five years	8,699,360	3.05	12.70	10,255,616	3.35	14.19
Thereafter	11,922,901	2.81	17.41	10,387,768	2.77	14.37

Total par value	68,488,367	2.13%	100.00%	72,292,103	2.15%	100.00%

Hedge value basis adjustments	3,234,252			3,595,396
Fair value option valuation adjustments and accrued interest	535			502

Total	$71,723,154			$75,888,001

(a)        The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of March 31, 2013 and December 31, 2012, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY priority over the claims or rights of any other party.  The two exceptions are claims that would be entitled to priority under otherwise applicable law or perfected security interests.  All member obligations with the Bank were fully collateralized throughout their entire term.  The total of collateral pledged to the Bank includes excess collateral pledged above the Bank’s minimum collateral requirements.  However, a maximum lendable value is established to ensure that the Bank has sufficient eligible collateral securing credit extensions.  There have been no significant changes to collateral policies from those existing at December 31, 2012.  For more information about collateral ratios and location of collateral held, see Item 1. Business in the Bank’s most recent Form 10-K filed on March 25, 2012.

Note 8.                                                               Mortgage Loans Held-for-Portfolio.

Mortgage loans were Mortgage Partnership Finance® program loans, or (MPF®).  The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from its participating financial institutions (“PFIs”).  The members retain servicing rights and may credit enhance the portion of the loans participated to the FHLBNY.  No intermediary trust is involved.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$397,321	21.43%	$400,309	22.09%
Fixed long-term single-family mortgages	1,456,236	78.56	1,412,061	77.90
Multi-family mortgages	142	0.01	156	0.01

Total par value	1,853,699	100.00%	1,812,526	100.00%

Unamortized premiums	36,909		35,760
Unamortized discounts	(2,386)		(2,580)
Basis adjustment (b)	3,652		4,092

Total mortgage loans held-for-portfolio	1,891,874		1,849,798
Allowance for credit losses	(6,709)		(6,982)
Total mortgage loans held-for-portfolio after allowance for credit losses	$1,885,165		$1,842,816

(a)   Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans.

(b)   Represents fair value basis of closed delivery commitments.

No loans were transferred to a “loan-for-sale” category.  From time to time, the Bank may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards.  In the first quarter of 2013 and 2012, PFIs repurchased $2.9 million and $0.2 million of loans.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $18.0 million and $18.4 million at March 31, 2013 and December 31, 2012.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $0.4 million in the first quarter of 2013 and 2012.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Loan Losses

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The Bank performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for losses inherent in the portfolio and to determine the likelihood of collection of the principal and interest.  Conventional mortgage loans that are past due 90 days or more, or classified under regulatory criteria (Sub-standard, Doubtful or Loss), and, beginning in the third quarter of 2012, loans that are in bankruptcy regardless of their delinquency status, are evaluated separately on a loan level basis for impairment.  The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan.  The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features (except the “First Loss Account”) to provide credit assurance to the FHLBNY.  Conventional mortgage loans, except FHA- and VA-insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.  Management determines the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.  This methodology is applied on a loan level basis.  When a loan is foreclosed and the Bank takes possession of real estate, the Bank will charge any excess carrying value over the net realizable value of the foreclosed loan to the allowance for credit losses.

Only FHA- and VA-insured MPF loans are evaluated collectively.  FHA- and VA-insured mortgage loans have minimal inherent credit risk, and credit risk of such loans generally arises from servicers defaulting on their obligations.  If adversely classified, the FHLBNY will have reserves established only in the event of a default of a PFI, and reserves would be based on the estimated costs to recover any uninsured portion of the MPF loan.

Classes of the MPF loan portfolio would be subject to disaggregation to the extent that it is needed to understand the exposure to credit risk arising from these loans.  The FHLBNY has determined that no further disaggregation of portfolio segments is needed, other than the methodology discussed above.

Credit Enhancement Fees

The credit enhancement fee (“CE fees”) due to the PFI for taking on a credit enhancement obligation is accrued based on the master commitments outstanding, and for certain MPF products the CE fees are held back for 12 months and then paid monthly to the PFIs.  Under the MPF agreements with PFIs, the FHLBNY may recover credit losses from future CE fees.  The FHLBNY does not consider CE fees when computing the allowance for credit losses.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, and that there is no other available and reliable source of repayment.  Any incurred losses that would be recovered from the credit enhancements are also not reserved as part of the allowance for credit loan losses.  In such cases, the FHLBNY would withhold CE fee payments to PFIs.

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended March 31,
	2013	2012
Allowance for credit losses:
Beginning balance	$6,982	$6,786
Charge-offs	(425)	(488)
Recoveries	189	101
(Reversal)/Provision for credit losses on mortgage loans	(37)	861
Ending balance	$6,709	$7,260

Ending balance, individually evaluated for impairment	$6,709	$7,260

Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance (b)	$31,707	$29,221
Not impaired, no related allowance	1,782,383	1,435,306
Total uninsured mortgage loans	$1,814,090	$1,464,527

Collectively evaluated for impairment (c)
Impaired, with or without a related allowance	$440	$217
Not impaired, no related allowance	86,574	32,537
Total insured mortgage loans	$87,014	$32,754

(a) The Bank assesses impairment on a loan level basis for conventional loans.  Increase in allowance for credit losses is primarily due to decline in liquidation values of real property securing impaired loans.

(b) When a conventional loan is identified as impaired, and if the impaired loan is well collateralized, no allowance may be necessary.  All loans that are discharged from bankruptcy are considered for impairment if past due 90 days or more, and an allowance for credit loss is computed on an individual loan level.  Beginning in the third quarter of 2012, loans in bankruptcy status, regardless of their delinquency status, are considered for impairment.  Prior to the third quarter of 2012, loans in bankruptcy were deemed impaired if delinquent 90 days or more.

(c) FHA- and VA loans are collectively evaluated for impairment.  Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	March 31, 2013	December 31, 2012

Total Mortgage loans, net of provisions for credit losses (a)	$1,885,165	$1,842,816
Non-performing mortgage loans - Conventional (b)	$29,119	$28,458
Insured MPF loans past due 90 days or more and still accruing interest (b)	$436	$410

(a) Includes loans classified as sub-standard, doubtful or loss under regulatory criteria, reported at carrying value.

(b) Data in this table represents unpaid principal balance, and would not agree to data reported in table below at “recorded investment,” which includes interest receivable.  Loans in bankruptcy status and past due 90 days or more (nonaccrual status) are included.

The following table summarizes the recorded investment in impaired loans, the unpaid principal balance, and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	March 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a)(b)	$10,886	$10,888	$—	$11,225	$—
With an allowance:
Conventional MPF Loans (a)	20,821	20,843	6,709	21,043	—
Total Conventional MPF Loans (a)	$31,707	$31,731	$6,709	$32,268	$—

	December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a)(b)	$8,118	$8,134	$—	$6,768	$—
With an allowance:
Conventional MPF Loans (a)	23,478	23,507	6,982	22,798	—
Total Conventional MPF Loans (a)	$31,596	$31,641	$6,982	$29,566	$—

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

Loans discharged from bankruptcy are classified as a troubled debt restructuring (“TDR”), and are measured for impairment if the loan is past due 90 days or more.  Loans currently in bankruptcy status, regardless of their delinquency status, are considered impaired and measured for impairment.  The allowance for credit losses in the previous page includes allowances recorded for all impaired loans.  Prior to the third quarter of 2012, loans in bankruptcy were considered impaired if past due 90 days or more.

Mortgage Loans — Interest on Non-performing Loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended March 31,
	2013	2012

Interest contractually due (a)	$444	$411
Interest actually received	406	392
Shortfall	$38	$19

(a) The Bank does not accrue interest income on conventional loans past due 90 days or more.  If cash is received as settlement of interest on loans past due 90 days or more, it is considered as an advance from the PFI or the servicer and cash received is subject to reversal if the loan goes into foreclosure.  Cash received is recorded as a liability until the impaired loan is performing again.  The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investments, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	March 31, 2013			December 31, 2012
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$20,812	$1,519	$—	$22,899	$884	$—
Past due 60 - 89 days	6,269	378	—	6,027	407	—
Past due 90 - 179 days	4,258	69	—	4,202	184	—
Past due 180 days or more	24,832	371	—	24,221	229	—
Total past due	56,171	2,337	—	57,349	1,704	—
Total current loans	1,757,776	84,677	143	1,728,942	70,450	157
Total mortgage loans	$1,813,947	$87,014	$143	$1,786,291	$72,154	$157
Other delinquency statistics:
Loans in process of foreclosure, included above	$20,731	$185	$—	$21,464	$187	$—
Number of foreclosures outstanding at period end	137	6	—	140	6	—
Serious delinquency rate (a)	1.61%	0.51%	—%	1.62%	0.57%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$29,220	$440	$—	$28,947	$413	$—
Past due 90 days or more and still accruing interest	$—	$440	$—	$—	$413	$—
Loans on non-accrual status	$29,090	$—	$—	$28,423	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy	$9,479	$634	$—	$8,818	$638	$—
Modified loans under MPF® program	$675	$—	$—	$681	$—	$—
Real estate owned	$419			$169

(a)                                 Serious delinquency rate is recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

Troubled Debt Restructurings (“TDRs”) and MPF modification — As described more fully in Note 1. Significant Accounting Policies and Estimates in the most recent Form 10K filed on March 25, 2013, the MPF Program introduced a temporary modification plan that is available to PFIs.  MPF restructurings primarily involve modifying the borrower’s monthly payment for a period of up to 36 months, with a cap based on a ratio of the borrower’s housing expense to monthly income.  The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years.  This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged.  If the housing expense ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments until the target housing expense ratio is met.  No loans were modified in the first quarters of 2013 and 2012.  At March 31, 2013 and December 31, 2012, outstanding balances of MPF loans include four loans that had been modified in 2011.  Due to the temporary nature of the allowed modifications (up to 36 months), loans modified under the MPF plan that are past due 90 days or more or in bankruptcy are considered impaired.  One of the four modified loans was in bankruptcy status at March 31, 2013 and December 31, 2012.  The allowance for credit losses on the impaired loans were evaluated individually and an immaterial amount of credit losses were recorded at March 31, 2013, and December 31, 2012.

Beginning with the fourth quarter of 2012, the FHLBNY includes MPF loans discharged from bankruptcy as TDRs, and $9.5 million of such loans were outstanding at March 31, 2013 ($8.8 million at December 31, 2012).  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed individually for credit impairment if past due 90 days or more.  Of the $9.5 million of loans that were discharged from bankruptcy, $0.7 million were impaired because they were past due 90 days or more, and the recorded allowance for credit losses associated with those loans were not significant at March 31, 2013.  Prior to the fourth quarter of 2012, the FHLBNY’s policy did not consider loans discharged from bankruptcy as TDR.

Forgiveness information that would be required under the disclosure standards for loans deemed TDR has been omitted as the MPF modification program limits loan terms that can be modified for up to 36 months, after which period the borrower is required to adhere to the original terms of the loan.  Forgiveness information for loans that were discharged from bankruptcy has also been omitted because other than being released from bankruptcy, the borrowers were not allowed any other concessions.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	March 31, 2013			December 31, 2012
Recorded Investment Outstanding	Performing	Non- performing	Total TDR	Performing	Non- performing	Total TDR
Troubled debt restructurings (TDR) (a):
Loans discharged from bankruptcy	$8,803	$676	$9,479	$8,189	$629	$8,818
Modified loans under MPF® program	454	221	675	459	222	681
Total troubled debt restructurings	$9,257	$897	$10,154	$8,648	$851	$9,499
Related Allowance			$509			$317

(a)    Insured loans were not included in the calculation for troubled debt restructuring.

Note 9.                                                               Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	March 31, 2013	December 31, 2012
Interest-bearing deposits
Interest-bearing demand	$2,051,943	$1,994,974
Term	46,000	40,000
Total interest-bearing deposits	2,097,943	2,034,974
Non-interest-bearing demand	19,591	19,537
Total deposits	$2,117,534	$2,054,511

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits - adjustable rate	$2,097,943	0.04%	$2,034,974	0.03%
Non-interest-bearing deposits	19,591		19,537
Total deposits	$2,117,534		$2,054,511

The aggregate amount of term deposits due in one year or less was $46.0 million and $40.0 million at March 31, 2013 and December 31, 2012.

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.7 trillion as of March 31, 2013 and December 31, 2012.

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

	March 31, 2013	December 31, 2012

Percentage of unpledged qualifying assets to consolidated obligations	109%	109%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Consolidated obligation bonds-amortized cost	$60,262,520	$63,903,744
Hedge value basis adjustments	679,232	804,174
Hedge basis adjustments on terminated hedges	62,785	63,520
FVO (a)-valuation adjustments and accrued interest	9,764	12,883

Total Consolidated obligation-bonds	$61,014,301	$64,784,321

Discount notes-amortized cost	$32,550,997	$29,776,704
FVO (a)-valuation adjustments and remaining accretion	3,979	3,243

Total Consolidated obligation-discount notes	$32,554,976	$29,779,947

(a) Accounted for under the Fair Value Option rules.

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2013			December 31, 2012
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$38,286,850	0.73%	63.60%	$42,284,800	0.71%	66.25%
Over one year through two years	6,618,930	1.67	11.00	8,003,630	1.47	12.54
Over two years through three years	3,895,240	2.03	6.47	5,746,280	1.62	9.00
Over three years through four years	1,146,615	2.01	1.90	1,115,010	2.29	1.75
Over four years through five years	3,927,505	1.78	6.53	1,515,570	2.56	2.38
Thereafter	6,319,965	2.32	10.50	5,159,795	2.54	8.08

Total par value	60,195,105	1.18%	100.00%	63,825,085	1.11%	100.00%

Bond premiums (b)	89,989			102,225
Bond discounts (b)	(22,574)			(23,566)
Hedge value basis adjustments	679,232			804,174
Hedge basis adjustments on terminated hedges	62,785			63,520
FVO (c) - valuation adjustments and accrued interest	9,764			12,883

Total Consolidated obligation-bonds	$61,014,301			$64,784,321

(a)           Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)           Amortization of bond premiums and discounts resulted in net reduction of interest expense of $14.8 million and $14.0 million in the first quarters of 2013 and 2012.  Amortization of basis adjustments from terminated hedges was $1.1 million and $1.0 million in the first quarters of 2013 and 2012.

(c)            Accounted for under the Fair Value Option rules.

Interest rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$45,574,105	75.71%	$48,184,085	75.49%
Fixed-rate, callable	4,280,000	7.11	2,685,000	4.21
Step Up, callable	1,751,000	2.91	1,221,000	1.91
Single-index floating rate	8,590,000	14.27	11,735,000	18.39

Total par value	60,195,105	100.00%	63,825,085	100.00%

Bond premiums	89,989		102,225
Bond discounts	(22,574)		(23,566)
Hedge value basis adjustments	679,232		804,174
Hedge basis adjustments on terminated hedges	62,785		63,520
Fair value option valuation adjustments and accrued interest	9,764		12,883

Total Consolidated obligation-bonds	$61,014,301		$64,784,321

Discount Notes

Consolidated obligation-discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated obligation-discount notes were as follows (dollars in thousands):

	March 31, 2013	December 31, 2012

Par value	$32,559,872	$29,785,543

Amortized cost	$32,550,997	$29,776,704
Fair value option valuation adjustments	3,979	3,243

Total discount notes	$32,554,976	$29,779,947
Weighted average interest rate	0.11%	0.13%

Note 11.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability set aside for the AHP, see the Bank’s most recent Form 10-K filed on March 25, 2013.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2013	2012

Beginning balance	$134,942	$127,454
Additions from current period’s assessments	7,802	11,407
Net disbursements for grants and programs	(14,232)	(8,232)
Ending balance	$128,512	$130,629

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

The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented.  The FHLBNY met the “adequately capitalized” classification, which is the highest rating, under the capital rule.  However, the Finance Agency has discretion to reclassify a FHLBank and to modify or add to the corrective action requirements for a particular capital classification.  For more information about the capital rules under the Finance Agency regulations and a discussion of any corrective actions, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the audited financial statements included in our most recent Form 10-K filed on March 25, 2013.

Risk-based Capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	March 31, 2013		December 31, 2012
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a) (e)	$569,495	$5,563,728	$489,133	$5,714,352
Total capital-to-asset ratio	4.00%	5.46%	4.00%	5.55%
Total capital (b)	$4,076,932	$5,563,728	$4,119,552	$5,714,352
Leverage ratio	5.00%	8.19%	5.00%	8.32%
Leverage capital (c)	$5,096,165	$8,345,592	$5,149,440	$8,571,529

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	March 31, 2013	December 31, 2012

Redemption less than one year	$5,743	$2,582
Redemption from one year to less than three years	694	698
Redemption from three years to less than five years	5,746	5,210
Redemption from five years or greater	13,989	14,653

Total	$26,172	$23,143

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2013	2012

Beginning balance	$23,143	$54,827
Capital stock subject to mandatory redemption reclassified from equity	4,062	—
Redemption of mandatorily redeemable capital stock (a)	(1,033)	(11,867)
Ending balance	$26,172	$42,960
Accrued interest payable (b)	$253	$615

(a)           Redemption includes repayment of excess stock.

(b)           The annualized accrual rates were 4.50% for March 31, 2013 and 5.00% for March 31, 2012 on mandatorily redeemable capital stock.

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

The following table provides withdrawals and terminations in membership:

	Three months ended March 31,
	2013	2012

Voluntary Termination/Notices Received and Pending	1	1
Involuntary Termination (a)	1	1
Non-member due to merger	1	—

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

Restricted Retained Earnings

The 12 FHLBanks have a Joint Capital Enhancement Agreement (“Capital Agreement”), which is intended to enhance the capital position of each FHLBank, by allocating that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.  Because each FHLBank had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation, which was satisfied in the second quarter of 2011, the Capital Agreement provides that, with full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends.  The FHLBNY allocates 20% of its net income to a separate restricted retained earnings account, which has grown to $110.2 million at March 31, 2013, up from $96.2 million at December 31, 2012.

Note 13.                                                  Total Comprehensive Income (in thousands).

	Net unrealized		Net unrealized		Accumulated
	gains (losses)	Non-credit	gains (losses)	Pension and	Other
	on AFS	OTTI on HTM	relating to	postretirement	Comprehensive
	Securities	Securities	Hedging activities	benefits	Income (Loss)

Balance, December 31, 2011	$16,419	$(75,849)	$(111,985)	$(19,012)	$(190,427)
Other comprehensive income (loss) before reclassification
Net unrealized gains	466	—	16,502	—	16,968
Non-credit OTTI loss	—	(132)	—	—	(132)
Accretion of non-credit loss	—	2,459	—	—	2,459
Reclassifications from OCI to net income
Non-credit OTTI to credit OTTI (a)	—	395	—	—	395
Amortization- hedging activities (b)	—	—	1,002	—	1,002
Net current period other comprehensive income	466	2,722	17,504	—	20,692
Balance, March 31, 2012	$16,885	$(73,127)	$(94,481)	$(19,012)	$(169,735)

Balance, December 31, 2012	$22,506	$(63,471)	$(137,114)	$(21,301)	$(199,380)
Other comprehensive income (loss) before reclassification
Net unrealized (losses) gains	(791)	—	16,544	—	15,753
Accretion of non-credit loss	—	2,594	—	—	2,594
Reclassifications from OCI to net income
Amortization- hedging activities (b)	—	—	1,067	—	1,067
Amortization- pension and postretirement (c)	—	—	—	381	381
Net current period other comprehensive (loss) income	(791)	2,594	17,611	381	19,795
Balance, March 31, 2013	$21,715	$(60,877)	$(119,503)	$(20,920)	$(179,585)

(a)         Recorded in Other income (loss) as a component of OTTI losses.

(b)         Recorded in Interest expense on consolidated obligation bonds and discount notes.

(c)          Recorded in Compensation and benefits expenses.

Note 14.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2013	2012

Net income	$69,963	$101,905

Net income available to stockholders	$69,963	$101,905

Weighted average shares of capital	46,936	45,041
Less: Mandatorily redeemable capital stock	(225)	(495)
Average number of shares of capital used to calculate earnings per share	46,711	44,546

Basic earnings per share	$1.50	$2.29

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the first quarter of 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Defined Benefit Plan (a)	$189	$655
Benefit Equalization Plan (defined benefit)	989	908
Defined Contribution Plan	395	386
Postretirement Health Benefit Plan	384	374

Total retirement plan expenses	$1,957	$2,323

(a)            In July 2012, Congress enacted a bill under the Surface Transportation Extension Act of 2012  — Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension plan provisions intended to ease the negative effect of historically low interest rates.  Previously, a plan sponsor could elect to calculate future pension obligations based on either the “yield curve” of corporate investment-grade bonds for the preceding month, or three “segment rates” that are drawn from the average yield curves over the most recent 24-month period.  The primary change under the relief bill is to allow calculation of discount rates based over a 25 year period — a much longer period than the two-year period previously used to determine segment rates.  The FHLBNY’s Defined Benefit Plan participates in the Pentegra Defined Benefit Plan pension, which has adopted the relief provisions, and adoption resulted in a significant reduction in plan expenses.  The FHLBNY paid in $0.7 million for the plan period July 1, 2012 to June 30, 2013, which was the minimum amount payable under the relief provided under MAP-21.  Payments to the plan under the pre-existing methodology (prior to the relief) were $2.6 million for the plan year ended June 30, 2012.  Pentegra operates the Defined Benefit Plan with a fiscal year that ends on June 30, and expenses paid to Pentegra for the pension plan are prorated and recorded over the calendar year.

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Service cost	$216	$191
Interest cost	338	325
Amortization of unrecognized net loss	449	405
Amortization of unrecognized prior service cost	(14)	(13)

Net periodic benefit cost	$989	$908

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	March 31, 2013		December 31, 2012

Discount rate (a)	3.80%		3.80%
Salary increases	5.50%		5.50%
Amortization period (years)	7		7
Benefits paid during the period	$(1,321	)(b)	$(759)

(a)              The discount rates were based on the Citigroup Pension Liability Index at December 31, 2012 adjusted for duration.

(b)              Forecast for the period ended December 31, 2013.

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2013	2012

Service cost (benefits attributed to service during the period)	$237	$210
Interest cost on accumulated postretirement health benefit obligation	201	212
Amortization of loss	107	134
Amortization of prior service credit	(161)	(182)

Net periodic postretirement health benefit cost	$384	$374

Key assumptions (a) and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	March 31, 2013	December 31, 2012

Weighted average discount rate	3.80%	3.80%

Health care cost trend rates:
Assumed for next year
Pre 65	7.50%	7.50%
Post 65	7.50%	7.50%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2018	2018
Post 65 Ultimate rate	5.50%	5.50%
Post 65 Year that ultimate rate is reached	2018	2018
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

(a)         The discount rates were based on the Citigroup Pension Liability Index adjusted for duration at December 31, 2012.

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

Advances — The Bank offers a wide array of advances structures to meet members’ funding needs.  These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options.  The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities.  In general, whenever a member executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute an interest rate exchange agreement with terms that offset the terms and embedded options, if any, in the advance.  The combination of the advance and the interest rate exchange agreement effectively creates a variable rate asset.  This type of hedge is treated as a fair value hedge.  With a putable advance borrowed by a member, the FHLBNY would purchase from the member a put option.  The FHLBNY may hedge a putable advance by entering into a cancelable interest rate swap in which the FHLBNY pays to the swap counterparty fixed-rate cash flows and receives variable-rate cash flows.  This type of hedge is treated as a fair value hedge under the accounting standards for derivatives and hedging.  The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit to the member on new terms.  The FHLBNY also offers callable advances to members, which is a fixed-rate advance borrowed by a member.  With the advance, the FHLBNY sells to the member a call option that enables the member to terminate the advance at pre-determined exercise dates.  The FHLBNY hedges such advances by executing interest rate swaps with cancellable option features that would allow the FHLBNY to terminate the swaps also at pre-determined option exercise dates.

Mortgage Loans — The Bank’s investment portfolio includes fixed rate mortgage loans.  The FHLBNY manages the interest rate and prepayment risk associated with mortgages through debt issuance.  Firm commitments to purchase or “delivery commitments” are considered derivatives.  Also see “Firm Commitment Strategies” described below.

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

If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings.  There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges in the first quarter of 2013 and 2012.

Forward Settlements — There were no forward settled securities at March 31, 2013 and December 31, 2012 that would settle outside the shortest period of time for the settlement of such securities.  When the FHLBNY purchases a security that forward settles within the shortest period of time for the settlement of such a security, the Bank records the purchase on trade date.  When a security forward settles outside the shortest period of time, a derivative is recorded in addition to the purchased security.

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

Cash Flow Hedges of Rolling Issuance of Discount Notes — The FHLBNY hedges the rolling issuance of discount notes as a cash flow hedge.  In these hedges, the Bank enters into interest rate swap agreements with unrelated swap dealers and designates the swaps as hedges of the variable quarterly interest payments on the discount note borrowing program.  In this program, the Bank issues a series of discount notes with 91-day terms over periods, generally up to 15 years.  The FHLBNY will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures.  The interest rate swaps require a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment.  The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuance every 91 days.  The FHLBNY documents at hedge origination, and on an ongoing basis, that the forecasted issuances of discount notes are probable.  The FHLBNY performs a prospective hedge effectiveness analysis at inception of the hedges, and also performs an ongoing retrospective hedge effectiveness analysis at least every quarter to provide assurance that the hedges will remain highly effective.  The fair values of the interest rate swaps are recorded in AOCI and ineffectiveness, if any, is measured using the “hypothetical derivative method” and recorded in earnings.  The effective portion remains in AOCI.  The Bank monitors the credit standing of the derivative counterparty each quarter.

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

Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY: (1) enters into offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations.  The notional principal of interest rate swaps outstanding at March 31, 2013 and December 31, 2012, in which the FHLBNY was an intermediary, was $265.0 million, with offsetting purchased positions from unrelated swap dealers.  Fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at March 31, 2013 and December 31, 2012.  Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.

Economic Hedges

Economic hedges comprised primarily of:  (1) short- and medium-term interest rate swaps that hedged the basis risk (primarily the Federal funds rate, and the 1-month LIBOR index) of variable-rate bonds issued by the FHLBNY.  The FHLBNY believes the operational cost of designating the basis hedges in a qualifying hedge would outweigh the benefits of applying hedge accounting.  (2) interest rate caps to hedge balance sheet risk, specifically interest rate risk from certain capped floating rate investment securities.  (3) interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges.  (4) interest rate swaps executed to offset the fair value changes of bonds and discount notes designated under the FVO.  These swaps in economic hedges were considered freestanding and changes in the fair values of the swaps were recorded through income.

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

The FHLBNY uses collateral agreements to mitigate counterparty credit risk in derivatives.  When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk.  For the FHLBNY, all derivative contracts are subject to master netting agreements or other right of offset arrangements.  All collateral posted to counterparties or received from counterparties were cash, and the FHLBNY has elected to net cash collateral against its exposures and those of its counterparties in the Statements of Condition at March 31, 2013 and December 31, 2012, and the FHLBNY’s credit exposure, representing derivatives in a fair value net gain position, was approximately $11.2 million and $41.9 million after the recognition of any cash collateral held by the FHLBNY.  The credit exposures at March 31, 2013 included $7.7 million of net interest receivable ($9.8 million at December 31, 2012).  Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts, and their exposure due to a default by the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At March 31, 2013 and December 31, 2012, derivatives in a net unrealized loss position, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $390.9 million and $426.8 million after deducting $2.3 billion and $2.5 billion of cash collateral posted by the FHLBNY at those dates to the exposed counterparties.

The FHLBNY is also exposed to the risk of derivative counterparties defaulting on the terms of the derivative contracts and failing to return cash deposited with counterparties.  If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties.  To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty.  Derivative counterparties holding the FHLBNY’s cash as pledged collateral were primarily rated Triple B or better at March 31, 2013, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLBNY has master netting agreements with all its derivatives counterparties and has right of offset for all derivative contracts (in thousands).

	March 31, 2013
	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset
Gross recognized amount	$865,886	$3,537,668
Gross amounts of netting adjustments and cash collateral	(854,707)	(3,146,741)
Net amounts after offsetting adjustments	11,179	390,927
Derivative instruments without legal right of offset (a)	57	8
Total derivative assets and total derivative liabilities	11,236	390,935

Net unsecured amount (b)	$11,236	$390,935

	December 31, 2012
	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset
Gross recognized amount	$966,523	$3,890,253
Gross amounts of netting adjustments and cash collateral	(924,638)	(3,463,506)
Net amounts after offsetting adjustments	41,885	426,747
Derivative instruments without legal right of offset (a)	9	41
Total derivative assets and total derivative liabilities	41,894	426,788

Net unsecured amount (b)	$41,894	$426,788

(a)         Derivative instruments without legal right of offset were synthetic derivatives representing forward mortgage delivery commitments of 45 days or less.

(b)         Unsecured amounts represent Derivative assets and liabilities recorded in the Statements of condition at March 31, 2013 and December 31, 2012.  The amounts primarily represent aggregate credit support thresholds that were waived under credit support agreements between the FHLBNY and derivative counterparties.

The gross derivative exposures as represented by derivatives in fair value gain positions before netting and offsetting cash collateral were $865.9 million and $966.5 million due from counterparties at March 31, 2013 and December 31, 2012.  Fair values amounts that were netted as a result of master netting agreements were $849.2 million and $916.9 million at those dates.  Counterparties had pledged $5.5 million and $7.7 million to the FHLBNY at those dates, also under master netting agreements and various threshold and credit support agreements.  As a result of the FHLBNY’s ability to offset the exposures under these agreements, the net derivative exposure to the FHLBNY was reduced to $11.2 million at March 31, 2013 and $41.9 million at December 31, 2012.  See Table below for more information.

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$77,839,153	$833,503	$3,419,635
Interest rate swaps-cash flow hedges	1,106,000	2,784	110,748
Total derivatives in hedging instruments	78,945,153	836,287	3,530,383

Derivatives not designated as hedging instruments
Interest rate swaps	14,401,850	18,023	1,184
Interest rate caps or floors	1,900,000	5,189	12
Mortgage delivery commitments	26,249	57	8
Other (b)	530,000	6,387	6,089
Total derivatives not designated as hedging instruments	16,858,099	29,656	7,293

Total derivatives before netting and collateral adjustments	$95,803,252	865,943	3,537,676
Netting adjustments		(849,207)	(849,207)
Net before cash collateral		16,736	2,688,469
Cash collateral and related accrued interest		(5,500)	(2,297,534)
Net after cash collateral reported on the Statements of Condition		$11,236	$390,935

	December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$76,844,534	$925,635	$3,753,684
Interest rate swaps-cash flow hedges	1,106,000	1,647	126,426
Total derivatives in hedging instruments	77,950,534	927,282	3,880,110

Derivatives not designated as hedging instruments
Interest rate swaps	23,099,757	27,486	2,939
Interest rate caps or floors	1,900,000	4,221	12
Mortgage delivery commitments	25,217	9	41
Other (b)	530,000	7,534	7,192
Total derivatives not designated as hedging instruments	25,554,974	39,250	10,184

Total derivatives before netting and collateral adjustments	$103,505,508	966,532	3,890,294
Netting adjustments		(916,938)	(916,938)
Net before cash collateral		49,594	2,973,356
Cash collateral and related accrued interest		(7,700)	(2,546,568)
Net after cash collateral reported on the Statements of Condition		$41,894	$426,788

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

Components of net gains/ (losses) on derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended March 31, 2013
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$296,662	$(297,325)	$(663)	$(271,294)
Consolidated obligations-bonds	(124,573)	124,941	368	87,901

Net gains (losses) related to fair value hedges	172,089	(172,384)	(295)	$(183,393)
Cash flow hedges	(53)		(53)	$(7,351)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	629		629
Consolidated obligations-bonds	(3,122)		(3,122)
Member intermediation	(44)		(44)
Accrued interest-swaps (b)	2,903		2,903
Accrued interest-intermediation (b)	45		45
Caps or floors
Advances	(18)		(18)
Balance sheet hedges	968		968
Mortgage delivery commitments	(195)		(195)
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(5,287)		(5,287)
Consolidated obligations-discount notes	(859)		(859)
Accrued interest-swaps (b)	6,711		6,711

Net gains related to derivatives not designated as hedging instruments	1,731		1,731
Net gains (losses) on derivatives and hedging activities	$173,767	$(172,384)	$1,383

	Three months ended March 31, 2012
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$202,475	$(200,043)	$2,432	$(310,042)
Consolidated obligations-bonds	(101,726)	103,893	2,167	84,456
Consolidated obligations-discount notes	532	(1,495)	(963)	649

Net gains (losses) related to fair value hedges	101,281	(97,645)	3,636	$(224,937)
Cash flow hedges	(2)		(2)	$(5,986)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	400		400
Consolidated obligations-bonds	18,979		18,979
Consolidated obligations-discount notes	23		23
Member intermediation	(44)		(44)
Accrued interest-swaps (b)	(4,067)		(4,067)
Accrued interest-intermediation (b)	46		46
Caps or floors
Advances	(19)		(19)
Balance sheet hedges	(576)		(576)
Mortgage delivery commitments	235		235
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	6,957		6,957
Consolidated obligations-discount notes	540		540
Accrued interest-swaps (b)	(1,882)		(1,882)

Net gains related to derivatives not designated as hedging instruments	20,592		20,592
Net gains (losses) on derivatives and hedging activities	$121,871	$(97,645)	$24,226

(a)

See Change in Accounting Principles in Note 1. Significant Accounting Policies and Estimates. Reported amortization expenses of fair value basis of hedged advance that were modified have been reclassified in the first quarter of 2012 to conform to the classification adopted in the first quarter of 2013. Previous to the fourth quarter of 2012, the amortization expenses were charged to Interest income from advances. The preferred reporting policy adopted is to record the expense as Net realized and unrealized gains (losses) on derivatives and hedging activities.

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

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended March 31, 2013
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(271)	Interest Expense	$1,067	$(53)
Consolidated obligations-discount notes (b)	16,815	Interest Expense	—	—
	$16,544		$1,067	$(53)

	Three months ended March 31, 2012
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(475)	Interest Expense	$1,002	$(2)
Consolidated obligations-discount notes (b)	16,977	Interest Expense	—	—
	$16,502		$1,002	$(2)

(a)   Hedges of anticipated issuance of debt -  The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months.  There were no open contracts at March 31, 2013 and December 31, 2012.  The amounts in AOCI from “closed” cash flow hedges representing net unrecognized losses were $11.5 million and $12.3 million at March 31, 2013 and December 31, 2012.  At March 31, 2013, it is expected that over the next 12 months $3.1 million of net losses (included in losses in AOCI) will be recognized as a yield adjustment (expenses) to consolidated bond interest expense.

(b)   Hedges of discount notes in rolling issuances — At March 31, 2013 and December 31, 2012, $1.1 billion of notional amounts of the interest rate swaps were outstanding under this program, $108.0 million and $124.8 million in net unrealized fair values losses were recorded in AOCI at March 31, 2013 and December 31, 2012.  The cash flow hedges mitigated exposure to the variability in future cash flows for a maximum period of 15 years.

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	March 31, 2013
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$4,699,867	$4,699,867	$4,699,867	$—	$—	$—
Federal funds sold	10,119,000	10,118,979	—	10,118,979	—	—
Available-for-sale-securities	2,093,172	2,093,172	9,879	2,083,293	—	—
Held-to-maturity securities	11,173,926	11,537,223	—	10,299,981	1,237,242	—
Advances	71,723,154	71,807,433	—	71,807,433	—	—
Mortgage loans held-for-portfolio, net	1,885,165	1,956,640	—	1,956,640	—	—
Accrued interest receivable	193,273	193,273	—	193,273	—	—
Derivative assets	11,236	11,236	—	865,943	—	(854,707)
Other financial assets	667	667	—	248	419	—

Liabilities
Deposits	2,117,534	2,117,544	—	2,117,544	—	—
Consolidated obligations
Bonds	61,014,301	61,167,909	—	61,167,909	—	—
Discount notes	32,554,976	32,555,781	—	32,555,781	—	—
Mandatorily redeemable capital stock	26,172	26,172	26,172	—	—	—
Accrued interest payable	168,534	168,534	—	168,534	—	—
Derivative liabilities	390,935	390,935	—	3,537,676	—	(3,146,741)
Other financial liabilities	87,455	87,455	87,455	—	—	—

	December 31, 2012
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$7,553,188	$7,553,188	$7,553,188	$—	$—	$—
Federal funds sold	4,091,000	4,091,010	—	4,091,010	—	—
Available-for-sale-securities	2,308,774	2,308,774	9,633	2,299,141	—	—
Held-to-maturity securities	11,058,764	11,456,556	—	10,202,124	1,254,432	—
Advances	75,888,001	75,880,070	—	75,880,070	—	—
Mortgage loans held-for-portfolio, net	1,842,816	1,931,437	—	1,931,437	—	—
Accrued interest receivable	179,044	179,044	—	179,044	—	—
Derivative assets	41,894	41,894	—	966,532	—	(924,638)
Other financial assets	533	533	—	364	169	—

Liabilities
Deposits	2,054,511	2,054,523	—	2,054,523	—	—
Consolidated obligations
Bonds	64,784,321	64,942,869	—	64,942,869	—	—
Discount notes	29,779,947	29,781,720	—	29,781,720	—	—
Mandatorily redeemable capital stock	23,143	23,143	23,143	—	—	—
Accrued interest payable	127,664	127,664	—	127,664	—	—
Derivative liabilities	426,788	426,788	—	3,890,295	—	(3,463,507)
Other financial liabilities	85,079	85,079	85,079	—	—	—

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

The FHLBNY reviews its fair value hierarchy classifications on a quarterly basis.  Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities.  These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur.  There were no such transfers in any periods in this report.

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  In its analysis, the FHLBNY has also introduced the concept of clustering pricing, and to predefine cluster tolerances.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  To be included among the cluster, each price must fall within 10 points of the median price for residential PLMBS and within 3 points of the median price for GSE issued MBS.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the Bank’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  Certain held-to-maturity private-label MBS were deemed OTTI at December 31, 2012 (none at March 31, 2013) and were written down to their fair values, so that their carrying values recorded in the balance sheet equaled their fair values, which were classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at March 31, 2013.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10 percent, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

Mortgage Loans (MPF Loans)

A.  Principal and/or Most Advantageous Market and Market Participants

The FHLBNY may sell mortgage loans to another FHLBank or in the secondary mortgage market.  Because transactions between FHLBanks occur infrequently, the FHLBNY has identified the secondary mortgage market as the principal market for mortgage loans under the MPF programs.  Also, based on the nature of the supporting collateral to the MPF loans held by FHLBNY, the presentation of a single class for all products within the MPF product types is considered appropriate.  As described below, the FHLBNY believe that the market participants within the secondary mortgage market for the MPF portfolio would differ primarily whether qualifying or non-qualifying loans are being sold.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives are traded in the over-the-counter market.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at March 31, 2013 and December 31, 2012.

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

OIS adoption — Beginning with December 31, 2012 and at March 31, 2013, the FHLBNY has incorporated overnight indexed swap (“OIS”) curves as fair value measurement inputs for the valuation of its derivatives, as the OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives.  The FHLBNY believes using relevant OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives.  The OIS curve (Federal funds curve) was an additional input incorporated into the valuation model.  The input for the federal funds curve is obtained from industry standard pricing vendors and the input is available and observable over its entire term structure.  Management considers the federal funds curve to be a Level 2 input.  The FHLBNY’s valuation model utilizes industry standard OIS methodology.  The model generates forecasted cash flows using the OIS calibrated 3-month LIBOR curve.  The model then discounts the cash flows by the OIS curve to generate fair values.  Previously, the FHLBNY used the 3-month London Interbank Offered Rate (“LIBOR”) curve as the relevant benchmark curve for its derivatives and as the discounting rate for these collateralized interest-rate related derivatives.  The impact of the adoption of OIS on the FHLBNY’s financial position, results of operations and cash flows was not material.

Credit risk and credit valuation adjustments — The FHLBNY is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties, which are generally highly rated institutions.  To mitigate this risk, the FHLBNY has entered into master netting agreements with its derivative counterparties.  To further limit the FHLBNY’s net unsecured credit exposure to those counterparties, the FHLBNY has entered into bilateral security agreements with all of its derivatives counterparties that provide for the delivery of collateral at specified levels.

The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk.  The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly.  The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank and counterparty’s credit ratings.  As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2013 and December 31, 2012.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at March 31, 2013 and December 31, 2012, by level within the fair value hierarchy.  The FHLBNY measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands)

	March 31, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$2,083,293	$—	$2,083,293	$—	$—
Equity and bond funds	9,879	9,879	—	—	—
Advances (to the extent FVO is elected)	500,534	—	500,534	—	—
Derivative assets(a)
Interest-rate derivatives	11,179	—	865,886	—	(854,707)
Mortgage delivery commitments	57	—	57	—	—

Total recurring fair value measurement - assets	$2,604,942	$9,879	$3,449,770	$—	$(854,707)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(1,949,723)	$—	$(1,949,723)	$—	$—
Bonds (to the extent FVO is elected) (b)	(10,037,764)	—	(10,037,764)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(390,927)	—	(3,537,668)	—	3,146,741
Mortgage delivery commitments	(8)	—	(8)	—	—

Total recurring fair value measurement - liabilities	$(12,378,422)	$—	$(15,525,163)	$—	$3,146,741

	December 31, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$2,299,141	$—	$2,299,141	$—	$—
Equity and bond funds	9,633	9,633	—	—	—
Advances (to the extent FVO is elected)	500,502	—	500,502	—	—
Derivative assets(a)
Interest-rate derivatives	41,885	—	966,523	—	(924,638)
Mortgage delivery commitments	9	—	9	—	—

Total recurring fair value measurement - assets	$2,851,170	$9,633	$3,766,175	$—	$(924,638)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(1,948,987)	$—	$(1,948,987)	$—	$—
Bonds (to the extent FVO is elected) (b)	(12,740,883)	—	(12,740,883)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(426,747)	—	(3,890,254)	—	3,463,507
Mortgage delivery commitments	(41)	—	(41)	—	—

Total recurring fair value measurement - liabilities	$(15,116,658)	$—	$(18,580,165)	$—	$3,463,507

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Nonrecurring Basis (in thousands)

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — Certain held-to-maturity investment securities were measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of other-than-temporary impairment.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that were determined to be credit impaired at December 31, 2012 (none at March 31, 2013 as no OTTI was recorded), were recorded at their fair values in the Statement of Condition at that date.  For more information, see Note 5. Held-to-Maturity Securities.

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

Fair Value Option Disclosures

The following table summarizes the activity related to financial instruments for which the Bank elected the fair value option (in thousands):

	Advances		Bonds			Discount Notes
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012

Balance, beginning of the period	$500,502	$—	$(12,740,883)	$(12,542,603)	$(12,542,603)	$(1,948,987)	$(4,920,855)	$(4,920,855)
4New transactions elected for fair value option	—	500,000	(150,000)	(18,793,000)	(6,068,000)	—	(2,145,618)	(199,874)
Maturities and terminations	—	—	2,850,000	18,595,000	7,150,000	—	5,117,046	4,022,558
Net gains (losses) on financial instruments held under fair value option	41	388	3,280	(133)	6,319	358	—	879
Change in accrued interest/unaccreted balance	(9)	114	(161)	(147)	2,582	(1,094)	440	2,407

Balance, end of the period	$500,534	$500,502	$(10,037,764)	$(12,740,883)	$(11,451,702)	$(1,949,723)	$(1,948,987)	$(1,094,885)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended
	March 31, 2013
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances (a)	$682	$41	$723

(a)     No Advances were designated under the FVO at March 31, 2012.

	Three months ended March 31,
	2013			2012
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(6,775)	$3,280	$(3,495)	$(5,869)	$6,319	$450
Consolidated obligations-discount notes	(1,092)	358	(734)	(979)	879	(100)

	$(7,867)	$3,638	$(4,229)	$(6,848)	$7,198	$350

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	March 31, 2013			December 31, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances	$500,000	$500,534	$534	$500,000	$500,502	$502

Consolidated obligations-bonds (a)	$10,028,000	$10,037,764	$9,764	$12,728,000	$12,740,883	$12,883
Consolidated obligations-discount notes (a)	1,945,744	1,949,723	3,979	1,945,744	1,948,987	3,243
	$11,973,744	$11,987,487	$13,743	$14,673,744	$14,689,870	$16,126

(a)         We have elected not to increase the level of debt elected under the FVO.  Generally, maturing debt was not replaced by debt under the FVO election.  Fair values are declining as the debt is approaching their contractual maturities.

Note 18.                 Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate was $0.7 trillion at March 31, 2013 and December 31, 2012.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were $8.6 billion and $6.6 billion as of March 31, 2013 and December 31, 2012, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of March 31, 2013 and December 31, 2012.

MPF Program — Under the MPF program, the Bank was unconditionally obligated to purchase $26.2 million and $25.2 million of mortgage loans at March 31, 2013 and December 31, 2012.  Commitments are generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $1.2 billion and $0.9 billion as of March 31, 2013 and December 31, 2012.

Future benefit payments — The Bank expects to contribute $1.0 million over the next 12 months towards the Defined Benefit Plan, a non-contributory pension plan.

Derivative contracts — The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $2.3 billion and $2.5 billion in cash with derivative counterparties as pledged collateral at March 31, 2013 and December 31, 2012, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 16. Derivatives and Hedging Activities.

Lease contracts — Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses, and these expenses were not material.  There has been no material change with respect to lease obligations that was previously disclosed in the Bank’s most recent Form 10-K filed on March 25, 2013.

The following table summarizes contractual obligations and contingencies as of March 31, 2013 (in thousands):

	March 31, 2013
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$38,286,850	$10,514,170	$5,074,120	$6,319,965	$60,195,105
Mandatorily redeemable capital stock (a)	5,743	694	5,746	13,989	26,172

Total contractual obligations	38,292,593	10,514,864	5,079,866	6,333,954	60,221,277

Other commitments
Standby letters of credit	8,440,500	182,942	18,684	3,861	8,645,987
Consolidated obligations-bonds traded not settled	825,600	—	—	—	825,600
Commitments to fund pension (b)	1,000	—	—	—	1,000
Open delivery commitments (MPF)	26,249	—	—	—	26,249

Total other commitments	9,293,349	182,942	18,684	3,861	9,498,836

Total obligations and commitments	$47,585,942	$10,697,806	$5,098,550	$6,337,815	$69,720,113

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

(b)         This is based on the minimum expected payment under the MAP 21 relief provisions.  The Bank’s expected contribution towards the funded Defined Benefit Plan is not available beyond one year.  For projected benefits payable for the Bank’s unfunded Benefit Equalization Plan and the Bank’s Postretirement Benefit Plan, see Note 15. Employee Retirement Plans in the audited financial statements in the Bank’s most recent Form 10-K filed on March 25, 2013.

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

Debt Assumptions and Transfers

Debt assumptions — The Bank did not assume debt from another FHLBank in the first quarter of 2013 and 2012.

Debt transfers — In the first quarter of 2013, the Bank transferred $25.0 million to another FHLBank at negotiated market rates that exceeded amortized cost by $3.9 million, which was charged to earnings in that period.  There were no debt transfers to another FHLBank in the first quarter of 2012.  When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Transactions are at market rates.  The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at March 31, 2013 was $44.0 million from inception of the program from mid-2004.  At December 31, 2012, the comparable number was $47.5 million.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  Fees paid to the FHLBank of Chicago were $0.2 million for the first quarter of 2013 and 2012.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

Notional amounts of $265.0 million of interest rate swaps were outstanding at March 31, 2013 and December 31, 2012, and represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members with an offsetting purchased contracts with unrelated derivatives dealers.  Net fair value exposures of these transactions at March 31, 2013 and December 31, 2012 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the first quarter of 2013, the FHLBNY extended overnight loans for a total of $2.4 billion.  In the first quarter of 2012, the FHLBNY extended overnight loans for a total of $0.3 billion to another FHLBank.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the first quarter of 2013, there was no borrowing from other FHLBanks.  In the first quarter of 2012, the FHLBNY borrowed one overnight loan for a total of $50.0 million from a FHLBank.

The following tables summarize outstanding balances with related parties at March 31, 2013 and December 31, 2012, and transactions for the first quarter of 2013 and 2012 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2013		December 31, 2012
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$4,699,867	$—	$7,553,188
Federal funds sold	—	10,119,000	—	4,091,000
Available-for-sale securities	—	2,093,172	—	2,308,774
Held-to-maturity securities	—	11,173,926	—	11,058,764
Advances	71,723,154	—	75,888,001	—
Mortgage loans (a)	—	1,885,165	—	1,842,816
Accrued interest receivable	163,360	29,913	150,907	28,137
Premises, software, and equipment	—	12,663	—	11,576
Derivative assets (b)	—	11,236	—	41,894
Other assets (c)	274	11,575	150	13,593

Total assets	$71,886,788	$30,036,517	$76,039,058	$26,949,742

Liabilities and capital
Deposits	$2,117,534	$—	$2,054,511	$—
Consolidated obligations	—	93,569,277	—	94,564,268
Mandatorily redeemable capital stock	26,172	—	23,143	—
Accrued interest payable	27	168,507	25	127,639
Affordable Housing Program (d)	128,512	—	134,942	—
Derivative liabilities (b)	—	390,935	—	426,788
Other liabilities (e)	87,455	76,916	85,079	80,576

Total liabilities	2,359,700	94,205,635	2,297,700	95,199,271

Total capital	5,357,970	—	5,491,829	—

Total liabilities and capital	$7,717,670	$94,205,635	$7,789,529	$95,199,271

(a)         Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)         Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were at market terms and in the ordinary course of the FHLBNY’s business — At March 31, 2013, notional amounts outstanding were $4.0 billion, net fair value after posting $149.1 million cash collateral was a net derivative liability of $24.1 million.  At December 31, 2012, notional amounts outstanding were $3.5 billion; net fair value after posting $124.7 million cash collateral was a net derivative liability of $25.2 million.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expense of $9.4 million and $5.9 million in the first quarters of 2013 and 2012.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)          Includes insignificant amounts of miscellaneous assets that are considered related party.

(d)         Represents funds not yet disbursed to eligible programs.

(e)          Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party:  Income and Expense transactions

	Three months ended March 31,
	2013		2012
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$109,993	$—	$137,272	$—
Interest-bearing deposits (a)	—	811	—	657
Federal funds sold	—	4,265	—	2,360
Available-for-sale securities	—	4,753	—	6,686
Held-to-maturity securities	—	59,741	—	69,335
Mortgage loans held-for-portfolio (b)	—	16,794	—	15,827
Loans to other FHLBanks	14	—	1	—

Total interest income	$110,007	$86,364	$137,273	$94,865

Interest expense
Consolidated obligations	$—	$92,930	$—	$109,961
Deposits	162	—	244	—
Mandatorily redeemable capital stock	253	—	761	—
Cash collateral held and other borrowings	—	2	—	17

Total interest expense	$415	$92,932	$1,005	$109,978

Service fees and other	$2,352	$3	$1,797	$123

(a) Includes insignificant amounts of interest income from MPF service provider, and Citibank, N.A.

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

The top ten advance holders at March 31, 2013, December 31, 2012 and March 31, 2012 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2013
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income

Metropolitan Life Insurance Company	New York	NY	$13,370,000	19.52%	$69,689
Citibank, N.A.	New York	NY	10,650,000	15.55	10,094
New York Community Bank*	Westbury	NY	8,068,140	11.78	59,963
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	8.80	71,402
Investors Bank	Short Hills	NJ	2,687,000	3.92	14,522
First Niagara Bank, National Association	Buffalo	NY	2,400,000	3.50	2,742
The Prudential Insurance Co. of America	Newark	NJ	2,325,000	3.39	11,800
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,307,000	3.37	14,489
Valley National Bank	Wayne	NJ	2,074,500	3.03	20,039
Banco Popular de Puerto Rico	San Juan	PR	1,362,500	1.99	3,578
Total			$51,269,140	74.85%	$278,318

Pending merger — In the second quarter of 2012, Hudson City Bancorp, Inc. had entered into an Agreement and Plan of Merger (“Merger Agreement”) with M&T Bank Corporation and Wilmington Trust Corporation (“WTC”), a wholly owned subsidiary of M&T Bank Corporation.  The Merger Agreement provided that FHLBNY member Hudson City Savings Bank (“Hudson City”), a wholly owned subsidiary of Hudson City Bancorp, will merge with and into FHLBNY member Manufacturers and Traders Trust Company (“M&T”), a wholly owned subsidiary of M&T Bank Corporation, with M&T Bank continuing as the surviving bank.  The Merger Agreement was subject to, among other items, shareholder and regulatory approvals.

On April 12, 2013, Hudson City Bancorp, Inc. and M&T Bank Corporation announced that they expect additional time will be required to obtain a regulatory determination on the applications necessary to complete their proposed merger.  M&T and Hudson City intend to extend the date to January 31, 2014, after which either party may elect to terminate the merger agreement, but there can be no assurances that the merger will be completed by that date.  The consideration and exchange ratio as provided in the merger agreement will remain the same.  M&T and Hudson City intend to close the merger as soon as possible following the receipt of all necessary regulatory and shareholder approvals and satisfaction of all other conditions to closing.

The parties had indicated in 2012 their intention to pay off FHLBNY advances upon the closing of the merger transactions.  We do not expect the merger to have a significant adverse impact on our financial position, cash flows or earnings.  When advances are early terminated by Hudson City, we expect to receive prepayment fees that will make us economically whole.  However, prepayments may cause a decline in our book of business if the terminated advances are not replaced by new borrowings by other members.  A lower volume of advances, which is the primary focus of our business, could result in lower net interest income and impact earnings in future periods.

* At March 31, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

`	December 31, 2012
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Metropolitan Life Insurance Company	New York	NY	$13,512,000	18.69%	$290,223
Citibank, N.A.	New York	NY	12,070,000	16.70	31,422
New York Community Bank*	Westbury	NY	8,293,143	11.47	302,229
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	8.33	302,559
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,897,000	4.01	62,676
Investors Bank	Short Hills	NJ	2,700,500	3.74	57,780
First Niagara Bank, National Association	Buffalo	NY	2,438,500	3.37	10,851
The Prudential Insurance Co. of America	Newark	NJ	2,325,000	3.22	50,142
Valley National Bank	Wayne	NJ	2,075,500	2.87	83,143
New York Life Insurance Company	New York	NY	1,350,000	1.87	13,764
Total			$53,686,643	74.27%	$1,204,789

* At December 31, 2012, officer of member bank also served on the Board of Directors of the FHLBNY.

	March 31, 2012
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income

Metropolitan Life Insurance Company	New York	NY	$11,605,000	16.96%	$64,669
New York Community Bank*	Westbury	NY	8,968,152	13.11	75,882
Hudson City Savings Bank, FSB*	Paramus	NJ	8,025,000	11.73	77,811
First Niagara Bank, National Association	Buffalo	NY	4,492,917	6.57	4,605
MetLife Bank, N.A.	Convent Station	NJ	3,995,500	5.84	23,698
The Prudential Insurance Co. of America	Newark	NJ	2,424,000	3.54	13,151
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,355,000	3.44	15,247
Valley National Bank	Wayne	NJ	2,327,500	3.40	20,783
Investors Bank	Short Hills	NJ	2,228,679	3.26	14,344
New York Life Insurance Company	New York	NY	1,400,000	2.05	4,289
Total			$47,821,748	69.90%	$314,479

* At March 31, 2012, officer of member bank also served on the Board of Directors of the FHLBNY.

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of March 31, 2013 and December 31, 2012 (shares in thousands):

		Number	Percent
	March 31, 2013	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	8,528	18.33%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,283	15.65
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,235	9.10
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,565	7.66

		23,611	50.74%

		Number	Percent
	December 31, 2012	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	9,166	19.02%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,347	15.24
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,337	9.00
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,565	7.39

		24,415	50.65%

* At March 31, 2013 and December 31, 2012, officer of member bank also served on the Board of Directors of the FHLBNY.

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

These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in the Bank’s filings with the Securities and Exchange Commission. For more information about the forward-looking statements see the Bank’s most recent Form 10-K filed on March 25, 2013.

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1 - 1.15	Result of Operations	53-61
2.1	Assessments	62
3.1 - 3.3	Financial Condition	62-64
4.1 - 4.11	Advances	64-68
5.1 - 5.12	Investments	69-73
6.1 - 6.6	Mortgage Loans	74-75
7.1 - 7.10	Consolidated Obligations	77-80
7.11	FHLBNY Rating	80
8.1 - 8.3	Capital	81
9.1 - 9.7	Derivatives	82-85
10.1 - 10.4	Liquidity	86-88
10.5	Aggregate Contractual Obligations	88

Executive Overview

This overview of management’s discussion and analysis highlights and selected information may not contain all of the information that is important to readers of this Form 10-Q.  For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 25, 2013.

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

Financial performance of the Federal Home Loan Bank of New York

	Three months ended March 31,
(Dollars in millions, except per share data)	2013	2012	Change

Net interest income before provision for credit losses	$103	$121	$(18)
Provision for credit losses on mortgage loans	—	1	(1)

Net OTTI impairment losses	—	(1)	1
Other non-interest (loss) income	(1)	19	(20)
Total other (loss) income	(1)	18	(19)
Operating expenses	7	7	—
Compensation and benefits	14	14	—
Net income	$70	$102	$(32)
Earnings per share	$1.50	$2.29	$(0.79)
Dividend per share	$1.13	$1.26	$(0.13)

2013 First Quarter Highlights

Results of Operations

We reported 2013 first quarter Net income of $70.0 million, or $1.50 per share, compared with 2012 first quarter Net income of $101.9 million, or $2.29 per share.  The return on average equity, which is Net income divided by average Capital stock, Retained earnings and Accumulated other comprehensive income (loss) (“AOCI”), was 5.28% in the current year first quarter, compared with 8.17% in the same quarter in the prior year.

The following summarizes the primary changes.

•                  Net interest income in the current year quarter was $103.0 million, compared to $121.2 million in prior year quarter.  The decline, relative to 2012 first quarter, was in part due to tighter funding spreads in the current year quarter, and in part due to declining yields from advances and investments.  A significant amount of our fixed-rate debt is swapped to floating-rate sub-LIBOR spreads, and as LIBOR declines, as it has continued to decline through the first quarter of 2013, debt spread narrowed on a swapped out basis, causing funding costs to increase.  Advance yields were lower as higher yielding advances have been prepaid, and were not replaced or were replaced by floating-rate advances with lower coupons.  Higher yielding advances were also modified in 2012 and through the first quarter of 2013 and have driven down interest income.  Higher-yielding MBS have been paying down, and floating-rate MBS have yielded lower coupons in the declining interest rate environment.

•                  Other income (loss) was a loss of $0.5 million in the 2013 first quarter, in contrast to a gain of $18.3 million in the 2012 first quarter.  Two factors contributed to the decline.  The impact of fair value gains from derivatives and hedging activities was $1.4 million in the current year first quarter, compared to $24.2 million in the prior year first quarter.  Fair value gains from financial instruments elected under the FVO were $3.7 million in the current year first quarter, compared to net gains of $7.2 million in the prior year first quarter.  These adverse changes were partly offset by lower debt retirement expenses in the current year first quarter, relative to the prior year first quarter.

•                  Operating expenses were $7.2 million in the 2013 first quarter, slightly lower than $7.4 million in the 2012 first quarter.

•                  Compensation and benefits expenses were $14.1 million in the 2013 first quarter, almost unchanged from the 2012 first quarter.

•                  Assessments set aside from net income towards the Affordable Housing Program (“AHP”) were $7.8 million in the 2013 first quarter, compared to $11.4 million in the 2012 first quarter.  AHP assessments are a fixed percentage of income before such assessments and the decline is due to lower net income in the current year first quarter.

Cash dividends of $1.13 per share of capital stock (annualized $4.50) were paid to stockholders in the current year quarter, compared to $1.26 per share of capital stock (annualized $5.00) in the prior year same quarter.

Financial Condition

Total assets were $101.9 billion at March 31, 2013, compared to $103.0 billion at December 31, 2012.  Our mission is to support the liquidity needs of our members.  To meet this mission, our strategy is to keep our balance sheet generally in line with the rise and fall of amounts borrowed by members in the form of advances.  At March 31, 2013, Advances to members declined to $71.7 billion, compared to $75.9 billion at December 31, 2012.

Our liquidity position remained in compliance with all regulatory requirements and we do not foresee any changes to that position.  Net cash generated from operating activities was in excess of Net income.  We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund our operating liquidity needs.

Our capital remains strong.  At March 31, 2013, actual risk-based capital was $5.6 billion, compared to required risk-based capital of $0.6 billion.  To support $101.9 billion of total assets at March 31, 2013, the required minimum regulatory capital was $4.1 billion, or 4.0% of assets.  Our actual regulatory capital was $5.6 billion, exceeding required capital by $1.5 billion.  We are continuing to increase retained earnings.  Unrestricted Retained earnings have grown to $800.8 million as of March 31, 2013, up from $797.6 million at December 31, 2012.  In addition, Restricted retained earnings have grown to $110.2 million at March 31, 2013, up from $96.2 million at December 31, 2012.  AOCI losses, a component of shareholders’ equity, were $179.6 million at March 31, 2013, compared to losses of $199.4 million at December 31, 2012.  The losses are unrealized, and largely represent adverse changes in the fair values of interest rate swaps designated as cash flow hedges of several discount note issuance programs that create long-term fixed-rate funding.  Losses in AOCI also include amounts not recognized for unfunded employee benefit retirement plans.  For more information, see Note 13. Total Comprehensive Income.

In 2012, Advance balances had grown primarily because of one large member’s short-term borrowing.  Most of the borrowings by the large member will mature by the third quarter in 2013, and remaining advances borrowed by the large member will mature by the second quarter of 2014.  In the three months ended March 31, 2013, member demand for liquidity has been weak, and par amounts of advances have declined to $68.5 billion or $3.8 billion from the balances outstanding at December 31, 2012.

Aside from advances, our primary long-term investment portfolios, comprise primarily of GSE issued MBS, a small portfolio of private-label MBS, bonds issued by state and local government housing agencies, and the MPF portfolio of mortgage loans.  Such investments were classified as either held-to-maturity or as available-for-sale.  We had no securities designated for trading.

•                  Investments in the held-to-maturity portfolio at March 31, 2013 were $11.2 billion, and comprised of $9.9 billion of GSE and agency issued mortgage-backed securities, $488.8 million of private-label mortgage backed securities, and $737.1 million of bonds issued by housing finance agencies.  We have not acquired any private-label mortgage-backed security since 2006.

•                  Investments totaling $2.1 billion at March 31, 2013 in the available-for-sale portfolio were almost exclusively GSE issued securities.

•                  Market pricing of GSE-issued investment securities has continued to improve as liquidity has gradually returned to the market, and fair values generally generated unrealized gains.  Market pricing of our portfolio of private-label securities has remained stable at March 31, 2013, relative to December 31, 2012.

Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production.  Growth has been steady and moderate.  Outstanding balances of loans under this program increased by $42.1 million to $1.9 billion during the three months ended March 31, 2013.

We also invest in overnight and short-term federal funds with highly rated financial institutions, allowing us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.  During the current year quarter and throughout 2012, all investments in Federal funds sold were overnight.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — Outlook is for lower earnings in 2013 relative to 2012.  We expect long-term asset yields to remain low, and we also do not expect yields from short-term assets to rise, given the possibility of further accommodation from the Federal Reserve Board (“FRB”) to lower interest rates.  If the forward yield curve flattens any further in 2013, opportunities to invest in high-quality assets and earn a reasonable spread will be limited, constraining earnings.  Our primary earning assets, advances and investments in MBS may yield lower interest margins in a low interest rate environment.  The FRB has decided to increase policy accommodation by purchasing additional GSE issued mortgage-backed securities until the outlook for the labor market improves.  We believe this could result in MBS pricing that may not meet our risk-reward MBS acquisition criteria, which may impact future earnings.  The swap curve, an important indicator for us, has continued to decline, and this has the potential for further tightening of the FHLBank debt spreads and weaken our interest margins.

The FRB’s pledge to keep short-term interest rates low through late 2014 and the impact of a flatter yield curve, taken together have compressed short-term asset yields, substantially reducing the opportunity cost of holding cash.  Additionally, as existing high-yielding fixed-rate MBS and some intermediate-term advances continue to pay down, mature or be prepaid, it is unlikely they will be replaced by equivalent high-yielding assets due to the prevailing low interest rates.  This will tend to lower the overall yield on total assets.  Amid a continuing weak economy and a particularly weak housing market, we do not expect advance demand from existing members to grow.  Last year, a large money-center bank with significant borrowing potential became a member, and in the 2012 second quarter, the member’s intermediate-term borrowing benefited our advance business.  We are unable to predict if that member’s borrowing will increase, or if the borrowings will be renewed at maturity in 2013 and 2014.

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

Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability of alternative funding sources that are more attractive (e.g. consumer deposits), the interest rate environment and the outlook for the economy.  Members may choose to prepay advances, based on their expectations of interest rate changes and demand for liquidity.  Demand for advances may also be influenced by the dividend payout rate to members on their investment in our stock.  Members are required to invest in our capital stock in the form of membership stock.  Members are also required to purchase activity stock in order to borrow advances.  Advance volume is also influenced by merger activity where members are either acquired by non-members, or acquired by members of another FHLBank.  When our members are acquired by members of another FHLBank or by a non-member, the former member no longer qualifies for membership in the FHLBNY.  We cannot renew outstanding advances or provide new advances to non-members.  Subsequent to the merger, maturing advances may not be replaced, which has an immediate impact on short-term and overnight advance lending if the former member borrowed such advances.  We expect limited demand for large intermediate-term advances because many members have adequate liquidity, and other members may be reluctant to borrow intermediate and long-term advances because of the expectation of an extended period of very low interest rates.  Also, see Item 1A. Risk Factors in the most recent Form 10-K filed on March 25, 2013 for a discussion on concentration risk.

Pending merger of FHLBNY member banks.- Hudson City Savings Bank and Manufacturers and Traders Trust Company. For more information, see Note 20. Segment Information and Concentration.

Credit impairment of mortgage-backed securities — OTTI charges have been insignificant in 2012 and through the first quarter of 2013.  Certain private-label MBS held in our portfolio, which had been rated Triple A at December 31, 2011, were downgraded in the fourth quarter of 2012.  No OTTI was recorded in the first quarter of 2013.  Without continued recovery in the near term such that liquidity returns to the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.

Demand for FHLBank debt — Our primary source of funds is the sale of consolidated obligations in the capital markets, and our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect financial condition and results of operations.  The pricing of our longer-term debt remains at levels that are still higher than historical levels, relative to LIBOR.  To the extent we receive sub-optimal funding, our member institutions in turn may experience higher costs for advance borrowings.  To the extent the FHLBanks may not be able to issue long-term debt at economical spreads relative to the 3-month LIBOR, borrowing choices may also be limited for our members.

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

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2013	2012	2012	2012	2012

Investments (a)	$23,386	$17,459	$24,340	$21,976	$21,450
Advances	71,723	75,888	77,864	77,610	72,093
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	1,885	1,843	1,748	1,628	1,482
Total assets	101,923	102,989	107,130	102,394	95,704
Deposits and borrowings	2,118	2,054	1,806	1,723	3,499
Consolidated obligations, net
Bonds	61,014	64,784	65,136	72,964	61,530
Discount notes	32,555	29,780	33,718	21,331	24,514
Total consolidated obligations	93,569	94,564	98,854	94,295	86,044
Mandatorily redeemable capital stock	26	23	20	42	43
AHP liability	129	135	136	132	131
Capital
Capital stock	4,627	4,797	4,870	4,888	4,582
Retained earnings
Unrestricted	801	798	786	765	746
Restricted	110	96	79	62	45
Total retained earnings	911	894	865	827	791
Accumulated other comprehensive loss	(180)	(199)	(208)	(203)	(170)
Total capital	5,358	5,492	5,527	5,512	5,203
Equity to asset ratio (c)	5.26%	5.33%	5.16%	5.38%	5.44%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2013	2012	2012	2012	2012

Investments (a)	$26,653	$24,550	$26,733	$25,956	$23,813
Advances	72,850	73,148	77,309	70,532	69,836
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,864	1,802	1,690	1,566	1,434
Total assets	104,489	103,046	108,839	100,989	98,340
Interest-bearing deposits and other borrowings	1,851	1,960	1,745	2,197	3,090
Consolidated obligations, net
Bonds	64,101	65,135	68,472	66,079	62,678
Discount notes	29,869	26,978	29,474	24,016	23,938
Total consolidated obligations	93,970	92,113	97,946	90,095	86,616
Mandatorily redeemable capital stock	23	24	35	42	49
AHP liability	131	134	133	130	127
Capital
Capital stock	4,671	4,661	4,858	4,561	4,455
Retained earnings
Unrestricted	794	781	766	739	720
Restricted	101	85	68	49	31
Total retained earnings	895	866	834	788	751
Accumulated other comprehensive loss	(188)	(207)	(212)	(191)	(192)
Total capital	5,378	5,320	5,480	5,158	5,014

Note —

Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended
(except earnings and dividends per	March 31,	December 31,	September 30,	June 30,	March 31,
share, and headcount)	2013	2012	2012	2012	2012
Net income	$70	$85	$88	$86	$102
Net interest income (d)	103	108	117	121	121
Dividends paid in cash (e)	53	55	51	50	57
AHP expense	8	9	10	10	11
Return on average equity (f)(g)	5.28%	6.27%	6.42%	6.75%	8.17%
Return on average assets (g)	0.27%	0.32%	0.32%	0.34%	0.42%
Net OTTI impairment losses	—	—	—	(1)	(1)
Other non-interest (loss) income	(1)	12	3	(1)	19
Total other (loss) income	(1)	12	3	(2)	18
Operating expenses (h)	21	22	19	20	21
Finance Agency and Office of Finance expenses	3	4	3	3	4
Total other expenses	24	26	22	23	25
Operating expenses ratio (i)(g)	0.08%	0.08%	0.07%	0.08%	0.09%
Earnings per share	$1.50	$1.79	$1.81	$1.89	$2.29
Dividend per share	$1.13	$1.13	$1.12	$1.12	$1.26
Headcount (Full/part time)	272	272	276	282	275

(a)         Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, Federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         Allowances for credit losses were $6.7 million, $7.0 million, $6.9 million, $6.9 million, and $7.3 million at the periods ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012.

(c)          Equity to asset ratio is capital stock plus retained earnings and accumulated other comprehensive loss as a percentage of total assets.

(d)         Net interest income is net interest income before the provision for credit losses on mortgage loans.

(e)          Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.

(f)            Return on average equity is net income as a percentage of average capital stock plus average retained earnings and average accumulated other comprehensive loss.

(g)         Annualized.

(h)         Operating expenses include compensation and benefits.

(i)            Operating expenses as a percentage of total average assets.

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three months ended March 31, 2013 and 2012.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 in the audited financial statements included in our most recent Form 10-K filed on March 25, 2013.

Net Income

Interest income from advances is the principal source of revenue.  The primary expense is interest paid on consolidated obligations debt.  Other expenses are Compensation and benefits and Operating expense, and Assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchases, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 1.1:               Principal Components of Net Income

	Three months ended March 31,
	2013	2012

Total interest income	$196,371	$232,138
Total interest expense	93,347	110,983
Net interest income before provision for credit losses	103,024	121,155
(Reversal)/Provision for credit losses on mortgage loans	(37)	861
Net interest income after provision for credit losses	103,061	120,294
Total other (loss) income	(514)	18,264
Total other expenses	24,782	25,246
Income before assessments	77,765	113,312
Total assessments	7,802	11,407
Net income	$69,963	$101,905

Net Income — 2013 first quarter Net income was lower than the same quarter in the prior year primarily due to lower net interest income and lower fair value gains from derivatives and hedging activities.

Net interest income — Net interest income in current year quarter was $103.0 million, compared to $121.2 million in prior year quarter.  The decline, relative to 2012, was in part due to tighter funding spreads in the current year quarter, and in part due to declining yields from advances and investments.  A significant amount of fixed-rate debt is swapped to floating-rate at sub-LIBOR spreads, and as LIBOR declines, as it has continued to decline through the first quarter of 2013, the spread narrowed on a swapped out basis for our debt, causing an increase in funding cost.

Analysis of Allowance for Credit Losses

•                  Mortgage loans held-for-portfolio — We evaluate impaired conventional mortgage loans at least quarterly on an individual loan-by-loan basis and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans.   FHA/VA (Insured mortgage loans) guaranteed loans are evaluated collectively for impairment, and no allowance was deemed necessary.   Based on the analysis performed on impaired conventional loans, no provision was necessary in the current year quarter, compared to $0.9 million in the prior year same quarter.  Collateral values of loans deemed to be impaired have stabilized in the New York and New Jersey sectors, and the low loan loss reserves are reflective of the home price data for the Bank’s residential loan markets.

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

Derivative and hedging gains and losses — For the FHLBNY, hedging gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).

Generally, the largest source of gains or losses from hedging activities arise from derivatives designated as standalone derivatives, although for both categories (derivatives that are standalone; and derivatives and hedged items that qualify under hedge accounting rules), gains and losses are unrealized and sum to zero if held to maturity.  In the 2013 first quarter, the “portfolio” of standalone derivatives has declined and remaining standalone derivatives were close to their maturities so that fair values were not significant.  Notional amounts of standalone derivatives were $16.9 billion at March 31, 2013, lower than $25.6 billion at December 31, 2012, and $25.8 billion at March 31,

2012.  Hedges designated in qualifying hedges reported immaterial amounts of ineffectiveness in the 2013 first quarter.  In aggregate, $1.4 million of fair value net gains were recorded in the 2013 first quarter.  In the prior year first quarter, standalone derivatives were the primary drivers of fair value net gains of $24.2 million.

Instruments held at fair value — For the most part, maturing debt instruments elected under the FVO have not been replaced, and those still outstanding were approaching their maturities.  Generally, fair values decline when instruments are close to their maturities.  As a result, the income effect was lower in the 2013 first quarter.  A gain of $3.7 million was recorded primarily due to reversal of previously recorded unrealized fair value losses as the debt instruments approached their maturities.  A net gain of $7.2 million was recorded in the prior year first quarter.

Debt buy back costs — The Bank has continued to implement its debt buy back strategy to protect future income.  As advances are prepaid ahead of their maturity or call dates, we re-purchase debt to re-align the Bank’s asset-liability mix.  In the current year first quarter, $53.6 million of debt were re-purchased at a cost that exceeded book value by $7.9 million.  In the prior year first quarter, $126.8 million of debt were re-purchased and a charge of $14.8 million was recorded.

OTTI charges — No OTTI was recorded in the current year first quarter.  A charge of $0.6 million was recorded in the prior year first quarter.  We believe credit trends and market pricing are continuing to improve for our investments in private-label MBS (“PLMBS”).  Our cash flow analysis in the 2013 first quarter had identified de minimis impairment of one bond, but no OTTI was recorded, as the bond’s fair value was in excess of its amortized, including the shortfall.

Compensation and benefits, and Operating Expenses — Compensation and benefits expenses were $14.1 million in the current year quarter, benefiting from a pension relief measure under the MAP 21 bill enacted in mid-2012 by Congress.  For a discussion about MAP-21, see Note 15.  Employee Retirement Plans in the audited financial statements included in our most recent Form 10-K filed on March 25, 2013.

Affordable Housing Program — Funds set aside as a charge to income for the program were $7.8 million in the current year first quarter, compared to $11.4 million in the same quarter in the prior year.  Assessments are calculated as a percentage of Net income, and the decrease was due to a decrease in Net income.  For more information about AHP assessments, see Affordable Housing Program and Other Mission Related Programs in Item 1. Business in the Bank’s most recent Form 10-K filed on March 25, 2013.

Interest Income

Interest income from advances, investments in mortgage-backed securities and MPF loans are our principal sources of income.  Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year periods from the prior year periods.   The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.2:               Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2013	2012	Variance
Interest Income
Advances (a)	$109,993	$137,272	(19.87)%
Interest-bearing deposits (b)	811	657	23.44
Federal funds sold (c)	4,265	2,360	80.72
Available-for-sale securities	4,753	6,686	(28.91)
Held-to-maturity securities	59,741	69,335	(13.84)
Mortgage loans held-for-portfolio	16,794	15,827	6.11
Loans to other FHLBanks	14	1	NM (d)

Total interest income	$196,371	$232,138	(15.41)%

(a)         Reported Interest income from advances was adjusted for the expense associated with interest rate exchange agreements of swaps in qualifying hedging relationships.  See Table 1.3 below for more information.  Prepayment fees of $7.0 million were recorded in interest income in the first quarter of 2013, compared to $1.0 million in the same period in 2012.

(b)         Earned primarily from cash collateral deposited with swap counterparties.  Cash collateral typically earns the overnight Federal funds rate.

(c)          Increase in interest income in the first quarter of 2013 due to increase in volume and yields on overnight Federal funds sold, relative to the 2012 first quarter.  See Table 1.9 Spread and Yield Analysis.

(d)         NM — not meaningful.

Accounting Changes (See Significant Accounting Policies and Estimates in Note 1 in the most recent Form 10-K filed on March 25, 2013.)  Beginning with the fourth quarter of 2012, the FHLBNY has changed the method of presenting amortization of fair value hedge basis adjustments of modified advances.  Reported Interest Income from advances in the first quarter of 2012 was reclassified to conform to the classification adopted in the first quarter of 2013.  The reclassification increased Interest Income in the first quarter of 2012 by $28.9 million, with a corresponding decrease in Net realized and unrealized gains (losses) from derivatives and hedging activities in Other income for the same period.  As this was a reclassification change in accounting presentation, Net income was not impacted in any periods.

Interest income from advances — Interest income from advances was $110.0 million in the 2013 first quarter, lower by $27.3 million recorded in the same quarter in 2012.  Transaction volume as measured by average balances outstanding was $69.4 billion (par amounts) in the 2013 first quarter, higher by $3.6 billion than the average balance in the prior year first quarter.  However, yields were lower in the 2013 first quarter.  Aggregate yield, on an after-swap basis was 61 basis points in the current year quarter, down from 79 basis points in the same quarter in 2012, a decline of 18 basis points.  By way of comparison, aggregate debt cost quarter-over-quarter declined by 10 basis points.  Higher yielding advances have been prepaid, and not replaced or replaced by floating-rate advances or short-term advances.  As the portfolios of floating-rate advances or shorter-tenor advances have grown, their coupons have re-priced to lower yields in parallel with declining interest rates.

Interest income is net of the impact of cash flows associated with interest rate swaps that hedge fixed-rate advances.   We recorded $271.3 million of cash outflows as an expense in the first quarter of 2013, down from $310.0 million in the same period of 2012.  Changes in interest rate exchanges between the FHLBNY and swap counterparties represent the aggregate difference between prevailing LIBOR and the fixed-rate coupons of hedged advances. See Table 1.3 below for a summary of the impact of fair value hedges on Interest income from advances.

Interest income from mortgage-backed securities — Yields earned from our investments in MBS have been declining as vintage fixed-rate MBS, with higher coupons, have paid down; they have been replaced by lower yielding fixed-rate bonds.  Floating rate MBS generally indexed to a spread over LIBOR have yielded lower interest income in parallel with declining LIBOR.  Overall yield from fixed rate MBS was 367 basis points in the 2013 first quarter, down from 458 basis points in the 2012 first quarter.  Yields from floating rate MBS have declined by 7 basis points quarter-over-quarter.  The Federal Reserve’s quantitative easing programs have pushed yields down and prices up for new acquisitions, as the FRB is committed to purchasing large quantities of agency MBS at a time when supply is stable to lower.

Interest income from mortgage loans — Interest income from MPF loans have increased due to increased volume of loans, although yields were lower in the 2013 first quarter relative to the same quarter in 2012, in parallel with a declining interest rate environment.

Interest income from Federal funds sold — Interest income from Federal funds sold have increased due to increased volume of overnight investments and improved overnight yield.

Impact of hedging advances — Reported interest income is net of the impact of cash flows associated with interest rate swaps hedging fixed rate advances that were converted to floating rate generally indexed to short-term LIBOR. We execute interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and typically all of our putable advances, effectively converting a fixed-rate stream of cash flows from fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR.   The cash flow patterns from derivatives in the periods reported were in line with our interest rate risk management practices and achieved our goal of converting fixed-rate cash flows of hedged advances to LIBOR-indexed cash flows.   Derivative strategies are designed to protect future interest income.

Two primary factors have contributed to lower amounts of net interest expenses paid to swap counterparties in the interest rate exchange agreements that have synthetically converted fixed-rate advance interest income to floating rate.  In the low interest rate environment, the spread, which is the difference between the fixed-rate payments made to swap counterparties and the 3-month LIBOR received from swap counterparties, has narrowed, effectively driving down the net interest expense paid to swap counterparties.  In addition, when hedged advances were modified, swaps hedging fixed-rate advances were also modified to a lower rate, and the spread between the fixed-leg payment and the floating-leg receivable on swaps has also narrowed.

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.3:               Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended March 31,
	2013	2012
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$381,287	$447,314
Net interest adjustment from interest rate swaps	(271,294)	(310,042)
Total Advance interest income reported	$109,993	$137,272

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

Table 1.4:               Interest Expenses - Principal Categories

	Three months ended March 31,
			Percentage
	2013	2012	Variance
Interest Expense
Consolidated obligations-bonds (a)	$75,843	$99,766	23.98%
Consolidated obligations-discount notes (a)	17,087	10,195	(67.60)
Deposits (b)	162	244	33.61
Mandatorily redeemable capital stock (b)	253	761	66.75
Cash collateral held and other borrowings	2	17	88.24

Total interest expense	$93,347	$110,983	15.89%

(a)         Reported Interest expense from consolidated obligation bonds and discount notes were adjusted for the cash flows associated with interest rate swaps in qualifying hedging relationships.

(b)         The decline in interest expense on deposits was due to lower average balances in the three months ended March 31, 2013, relative to the same period in 2012.  Overnight rate paid was materially unchanged quarter-over-quarter.  Holders of mandatorily redeemable capital stock are paid dividends at the same rate as all stockholders.  The dividend payments are classified as interest payments in conformity with accounting rules.  Payments have declined due to decline in outstanding balances of such capital stock, and the dividend rate has also declined.

Interest expense on consolidated obligation debt — The funding mix changed somewhat in the 2013 first quarter, relative to the 2012 first quarter.  On average, discount notes made up 28.8% of the funding and bonds, 61.8% of the funding; in the same quarter in 2012, discount notes were 24.5% and bonds were 64.2%.  Interest expense is net of the impact of cash flows associated with interest rate swaps that hedged fixed-rate debt and certain discount notes.  See Table 1.5 below for a summary of the impact of fair value and cash flow hedges to Interest expense.

The low 3-month LIBOR has continued to compress margins for our debt and specifically for our short-term debt.   We make extensive use of derivatives to restructure fixed rates on consolidated bonds to sub-LIBOR floating rate.  The relationship between swap rates and bond and discount note yields is an important economic indicator.   The 3-month LIBOR, a key index in the intermediation between swap rates and debt yields, has been steadily declining during 2012, and the decline has continued through the 2013 first quarter.   The 3-month LIBOR was 29 basis points at March 31, 2013, compared to 47 basis points at March 31, 2012.  The low LIBOR swapped funding level has effectively driven up the cost of FHLBank consolidated obligation bonds.

Impact of hedging debt — Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt, and certain floating-rate debt that is not indexed to 3-month LIBOR rates, which is our preferred funding base.   The strategies are designed to protect future interest income.  We issue both fixed-rate callable and non-callable debt.   Typically, the callable debt is issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.   A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows.   These hedging strategies benefit us in two principal ways.   First, fixed-rate callable bond, in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond, enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.   Second, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps would convert the debt to an adjustable-rate instrument tied to an index, typically 3-month LIBOR, which is our preferred funding rate.   When debt is issued with coupons tied to an index other than the 3-month LIBOR (Prime, Federal funds rate, and 1-month LIBOR), we execute interest rate swaps that would convert the cash flows to the 3-month LIBOR, and the hedge would be designated as an economic hedge.

Certain discount notes were hedged in a cash flow hedging strategy that converted forecasted long-term variable-rate funding to fixed-rate funding by the use of long-term swaps.   For such discount notes, the recorded interest expense is equivalent to long-term fixed rate coupons.

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.5:               Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended March 31,
	2013	2012
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$163,744	$184,222
Discount notes-Interest expense before adjustment for swaps	9,736	4,858
Net interest adjustment for interest rate swaps	(80,550)	(79,119)
Total Consolidated bonds and discount notes-interest expense reported	$92,930	$109,961

In a fair value hedge of a debt, we pay floating-rate cash flows and in return receive fixed-rate cash flows from swap counterparties.  The impact of these exchanges to the cost of debt is the aggregate difference between prevailing LIBOR and the fixed-rate coupons of hedged fixed-rate debt.

Net Interest Income

The following table summarizes Net interest income (dollars in thousands):

Table 1.6:               Net Interest Income

	Three months ended March 31,
			Percentage
	2013	2012	Variance
Total interest income	$196,371	$232,138	(15.41)%
Total interest expense	93,347	110,983	15.89
Net interest income before provision for credit losses	$103,024	$121,155	(14.97)%

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

Table 1.7:               Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended March 31,
	2013	2012

Interest Income	$467,665	$542,180
Net interest adjustment from interest rate swaps	(271,294)	(310,042)
Reported interest income	196,371	232,138

Interest Expense	173,897	190,102
Net interest adjustment from interest rate swaps	(80,550)	(79,119)
Reported interest expense	93,347	110,983

Net interest income (Margin) (a)	$103,024	$121,155

Net interest adjustment - interest rate swaps	$(190,744)	$(230,923)

(a)         Interest income and expense are sensitive to changes in the relationship between our fixed-rate cash instruments and LIBOR, but our margin as a percentage is stable, and we are generally indifferent to changes in the cash flow patterns, as the interest rate swap agreements achieve our overall net interest spread objective.

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.8:               GAAP Versus Economic Basis (b) — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended March 31,
	2013			2012
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$103,024	0.40%	0.38%	$121,155	0.50%	0.46%
Interest income (expense)
Swaps not designated in a hedging relationship	9,614	0.04	0.04	(5,949)	(0.03)	(0.03)

Economic net interest income	$112,638	0.44%	0.42%	$115,206	0.47%	0.43%

(a)         For the most part, economic hedges were associated with basis swaps that hedged consolidated obligation debt in a strategy that converted floating-rate debt indexed to the Federal funds rate to 3-month LIBOR cash flows, which is the FHLBNY’s preferred funding base.  The basis swaps are structured to receive Federal funds rate plus a spread and in return pay to swap counterparties the 3-month LIBOR minus a spread.  In the 2013 first quarter, the 3-month LIBOR declined, the Federal funds rate remained stable, resulting in net positive in-flow of cash.  In the 2012 first quarter, the 3-month LIBOR was higher, and in that period the net cash flows were negative.  This largely explains the change in the direction of interest accruals on economic hedges quarter-over-quarter.

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

Spread and Yield Analysis

Table 1.9:               Spread and Yield Analysis

	Three months ended March 31,
	2013			2012
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$72,849,910	$109,993	0.61%	$69,835,911	$137,272	0.79%
Interest bearing deposits and others	2,306,701	811	0.14	2,590,973	657	0.10
Federal funds sold and other overnight funds	13,341,833	4,265	0.13	10,558,703	2,360	0.09
Investments	13,238,302	64,494	1.98	13,232,736	76,021	2.31
Mortgage and other loans	1,914,931	16,808	3.56	1,437,613	15,828	4.43

Total interest-earning assets	$103,651,677	$196,371	0.77%	$97,655,936	$232,138	0.96%

Funded By:
Consolidated obligations-bonds	$64,101,307	$75,843	0.48	$62,678,553	$99,766	0.64%
Consolidated obligations-discount notes	29,869,014	17,087	0.23	23,937,611	10,195	0.17
Interest-bearing deposits and other borrowings	1,853,629	164	0.04	3,100,972	261	0.03
Mandatorily redeemable capital stock	22,525	253	4.56	49,479	761	6.19

Total interest-bearing liabilities	95,846,475	93,347	0.39%	89,766,615	110,983	0.50%

Other non-interest-bearing funds	2,363,363	—		2,803,585	—
Capital	5,441,839	—		5,085,736	—

Total Funding	$103,651,677	$93,347		$97,655,936	$110,983

Net Interest Income/Spread		$103,024	0.38%		$121,155	0.46%

Net Interest Margin
(Net interest income/Earning Assets)			0.40%			0.50%

(a)

Reported yields with respect to advances and consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items.  When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond.  Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates.  Average balance sheet information is presented, as it is more representative of activity throughout the periods presented.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.  Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.  Yields and rates are annualized.

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

Table 1.10:        Rate and Volume Analysis

	For the three months ended
	March 31, 2013 vs. March 31, 2012
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$5,709	$(32,988)	$(27,279)
Interest bearing deposits and others	(78)	232	154
Federal funds sold and other overnight funds	724	1,181	1,905
Investments	32	(11,559)	(11,527)
Mortgage loans and other loans	4,593	(3,613)	980

Total interest income	10,980	(46,747)	(35,767)

Interest Expense
Consolidated obligations-bonds	2,217	(26,140)	(23,923)
Consolidated obligations-discount notes	2,890	4,002	6,892
Deposits and borrowings	(111)	14	(97)
Mandatorily redeemable capital stock	(340)	(168)	(508)

Total interest expense	4,656	(22,292)	(17,636)

Changes in Net Interest Income	$6,324	$(24,455)	$(18,131)

Analysis of Non-Interest Income (Loss) — The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:        Other Income (loss)

	Three months ended March 31,
	2013	2012

Other income (loss):
Service fees and other (a)	$2,355	$1,920
Instruments held at fair value - Unrealized gains (b)	3,679	7,198

Total OTTI losses	—	(295)
Net amount of impairment losses reclassified (from) to Accumulated other comprehensive loss	—	(263)
Net impairment losses recognized in earnings (c)	—	(558)

Net realized and unrealized gains on derivatives and hedging activities (d)	1,383	24,226
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	—	256
Losses from extinguishment of debt (e)	(7,931)	(14,778)
Total other (loss) income	$(514)	$18,264

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members.  The category Other includes fees earned on standby financial letters of credit.  The increase in the current year was primarily due to increase in volume of issuance of financial letters of credits.

(b)         Instruments held at fair value under the Fair Value Option — Fair value gains and losses are recorded in the balance sheet at their market observable pricing, which typically moves inversely with changes in yields.  At issuance of the instruments, or as the instruments approach maturity, their fair values will generally be close to par.  The income statement impact is the change in the recorded fair values over the measurement period, between the beginning of the quarter to the end of the quarter.  Fair value changes in the three month ended March 31, 2013, resulted in net gains of $3.7 million, primarily due to reversals of valuation losses on debt instruments that were approaching their maturities.  The FVO category has declined as maturing debt elected under the FVO were generally replaced by debt that was not elected under the FVO .  In the 2012 first quarter, net gains of $7.2 million were recorded primarily because market observed pricing had improved for the FHLBank bonds during the European credit crises.  For more information about FHLBank debt and advances elected under the FVO, see Note 17. Fair Values of Financial Instruments.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Credit-related OTTI identified a de minimis cash flow shortfall in the 2013 first quarter for one bond.  The fair value of the bond was in excess of its amortized cost, including the shortfall. No OTTI was recognized.  In a period when cash flow analysis identifies credit losses that exceed fair value, our policy is to cap the loss to a floor equal to its amortized cost.  In the 2012 first quarter, OTTI was $0.6 million.  One bond had been capped, and the amount was not significant.

(d)         Net realized and unrealized gains on derivatives and hedging activities — See Table 1.13 for detailed analysis.

(e)          Earnings Impact of Debt extinguishment and sales of investment securities — We retire debt principally to reduce future debt costs or when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.  From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis, may be asked by the issuer of a security, which we have classified as held-to-maturity (“HTM”) to redeem the investment security.

The following table summarizes debt extinguished and its impact on earnings (in thousands):

Table 1.12:        Debt Extinguishment and Sale of Investment Securities

	Three months ended March 31,
	2013		2012
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Redemption of Housing Finance Agency (a)	$—	$—	$4,742	$256
Extinguishment of CO Bonds	$28,527	$(4,023)	$126,794	$(14,778)
Transfer of CO Bonds to Other FHLBanks	$25,035	$(3,908)	$—	$—

(a)   From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis may be asked by the issuer of a security, which we have classified as held-to-maturity, to redeem the investment security.  There were insignificant gains from such redemptions in the first quarter of 2012 .

Earnings Impact of Derivatives and Hedging Activities

The following tables summarize the impact of hedging activities on earnings (in thousands):

Table 1.13:        Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended March 31, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(271,294)	$(163)	$87,901	$(7,351)	$—	$—	$(190,907)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	(663)	—	368	—	—	—	(295)
Losses on cash flow hedges	—	—	(53)	—	—	—	(53)
Net gains derivatives-FVO	—	—	449	116	—	—	565
Gains (losses)-economic hedges	250	(195)	142	—	968	1	1,166

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	(413)	(195)	906	116	968	1	1,383

Total earnings impact	$(271,707)	$(358)	$88,807	$(7,235)	$968	$1	$(189,524)

	Three months ended March 31, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(310,042)	$(43)	$84,456	$(5,337)	$—	$—	$(230,966)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	2,432	—	2,167	(963)	—	—	3,636
Losses on cash flow hedges	—	—	(2)	—	—	—	(2)
Net gains derivatives-FVO	—	—	5,503	112	—	—	5,615
Gains (losses)-economic hedges	(250)	235	15,489	77	(576)	2	14,977

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	2,182	235	23,157	(774)	(576)	2	24,226

Total earnings impact	$(307,860)	$192	$107,613	$(6,111)	$(576)	$2	$(206,740)

(a)          Net interest accruals on interest rate swaps that qualify under the hedge accounting rules are recorded within interest income or interest expense.  Amortization of basis adjustments (typically when a qualifying hedge is terminated) is also recorded as a component of interest income or expense. In the 2013 first quarter, net interest income included net expenses of $190.9 million, compared to $231.0 million in the 2012 first quarter.  We deploy hedging strategies to protect future net interest income that may reduce income in the short-term.

(b)          The impact of hedging activities that is recorded in Other income as a Net realized and unrealized gains (losses) on derivatives and hedging activities (“hedging activities”) is due to: (1) Fair value gains and losses generated from derivatives that are not eligible for hedge accounting, and (2) Fair value gains and losses generated as a result of hedge ineffectiveness from qualifying hedges.  In aggregate, hedging activities resulted in net gains of $1.4 million in the 2013 first quarter, compared to $24.2 million in the 2012 first quarter.

(1)          Quarter-over-quarter variations in the amounts recorded in hedging activities are generally due to changes in the fair values of derivatives that are designated in economic hedges.  When derivatives do not qualify for hedge accounting, they are considered to be standalone derivatives and changes in fair values are recorded through Other income without the benefit of the offsetting changes in the fair values of the hedged items.  Standalone derivatives are generally the largest source of volatility of hedging activities recorded in the Income statement.  Changes in the fair values of standalone derivatives contributed net gains of $1.7 million in the 2013 first quarter, compared to $20.6 million in the 2012 quarter.  In both periods, amounts also included interest accruals on standalone derivatives because by policy the FHLBNY records swap accruals together with changes in fair values as a component of hedging gains and losses.  The impact from standalone derivatives was lower in the 2013 first quarter due to a declining “portfolio” of standalone derivatives, and the remaining standalone derivatives were close to their maturities so that fair values were not significant.  Such swaps were primarily (a) hedging debt that are structured to pay 3-month LIBOR cash flows to swap dealers, and to receive federal funds indexed cash flows, and (b) hedging short- and intermediate-term fixed-rate debt elected under the FVO.  The rise and fall of the 3-month LIBOR, relative to the Federal funds rate, or relative to a fixed-rate, are factors that determine fair value gains and losses, as is the volume of derivatives. Notional amounts of standalone derivatives were $16.9 billion at March 31, 2013, compared to $25.6 billion at December 31, 2012, and $25.8 billion at March 31, 2012.

(2)          Hedges designated in qualifying hedges reported net fair value losses of $0.3 million in the 2013 first quarter, compared to net gains of $3.6 million in the 2012 first quarter.  These amounts represented hedge ineffectiveness, which is the difference between changes in the fair values of derivatives and the hedged advances and debt.

Impact of Cash flow hedging on earnings and AOCI

No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report.  Ineffectiveness from hedges designated as cash flow hedges was not significant in any reported periods.  The two primary cash flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we execute interest rate swaps on the anticipated issuance of debt to lock in a spread between the earning asset and the cost of funding.  The effective portion of changes in the fair values of the swaps is recorded in AOCI.  The ineffective portion is recorded through net income.  The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.  At March 31, 2013, we had no open contracts to hedge the anticipated issuances of debt.  Over the next 12 months, it is expected that $3.1 million of net losses recorded in AOCI will be recognized as an interest expense.

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

Derivative gains and losses reclassified from AOCI to current period income — The following table summarizes changes in derivative gains and losses and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:        Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended March 31,
	2013	2012
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(137,114)	$(111,985)
Net hedging transactions	16,544	16,502
Reclassified into earnings	1,067	1,002
End of period (a)	$(119,503)	$(94,481)

(a)    Losses primarily due to unrecognized losses from rollover cash flow hedge strategy.  At March 31, 2013, the fair values of interest rate swaps designated in the cash flow strategy to hedge long-term issuance of consolidated obligation discount notes in the rollover program were in an unrealized loss position of $108.0 million ($80.6 million loss at March 31, 2013, and $124.8 million at December 31, 2012), which was recorded in the balance sheet as a derivative liability, and an offset recorded in AOCI as an unrealized loss.  No ineffectiveness was identified in this program.  Losses also include the unamortized fair value basis of closed cash flow hedges that had hedged anticipatory issuances of debt, and unamortized losses were $11.5 million and $13.9 million at March 31, 2013 and December 31, 2012.  See Table 1.14 for changes in cash flow hedges in AOCI.

Fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  If long-term swap rates decline, we will expect increase in losses, and a decrease in losses if long-term swaps rates rise.  We expect the long-term hedge programs to remain in place to their contractual maturities, and fair value losses will sum to zero over those periods.

Operating Expenses, Compensation and Benefits, and Other Expenses

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.15:        Operating Expenses, and Compensation and Benefits

	Three months ended March 31,
	2013	Percentage of Total	2012	Percentage of Total
Temporary workers	$14	0.19%	$7	0.09%
Occupancy	1,138	15.75	1,042	14.08
Depreciation and leasehold amortization	983	13.61	1,143	15.45
Computer service agreements and contractual services	2,811	38.91	2,774	37.49
Professional and legal fees	506	7.00	702	9.49
Other (a)	1,773	24.54	1,731	23.40
Total operating expenses (b)	$7,225	100.00%	$7,399	100.00%

Employee compensation	$7,998	56.70%	$7,986	56.12%
Employee benefits	6,108	43.30	6,244	43.88
Total Compensation and Benefits (c)	$14,106	100.00%	$14,230	100.00%

Finance Agency and Office of Finance (d)	$3,451		$3,617

(a)	Other Expense — included audit fees, director fees and expenses, insurance and telecommunications.
(b)

Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.

(c)

Employee compensation costs were almost unchanged quarter-over-quarter.  Employees benefit program costs were slightly lower in the 2013 first quarter, primarily due to lower costs of the Defined benefit pension plan, benefiting from a pension relief measure under a bill enacted in mid-2012 by Congress.

(d)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The 12 FHLBanks and two other GSEs share the entire cost of the Finance Agency.

Assessments

Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”).  For more information, see “Affordable Housing Program and Other Mission Related Programs” and “Assessments” under ITEM 1 BUSINESS in the most recent Form 10-K filed on March 25, 2013.  We fulfill our AHP obligations primarily through direct grants to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low- and moderate-income households.  Ten percent of our annual pre-assessment regulatory net income is set aside for the AHP.  The amounts set aside are considered our liability towards our AHP obligations.  AHP grants and subsidies are provided to members out of this liability.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:               Affordable Housing Program Liabilities

	Three months ended March 31,
	2013	2012

Beginning balance	$134,942	$127,454
Additions from current period’s assessments	7,802	11,407
Net disbursements for grants and programs	(14,232)	(8,232)
Ending balance	$128,512	$130,629

Financial Condition (dollars in thousands):

Table 3.1:         Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	March 31, 2013	December 31, 2012	dollar amount	percentage
Assets
Cash and due from banks	$4,699,867	$7,553,188	$(2,853,321)	(37.78)%
Federal funds sold	10,119,000	4,091,000	6,028,000	NM (a)
Available-for-sale securities	2,093,172	2,308,774	(215,602)	(9.34)
Held-to-maturity securities	11,173,926	11,058,764	115,162	1.04
Advances	71,723,154	75,888,001	(4,164,847)	(5.49)
Mortgage loans held-for-portfolio	1,885,165	1,842,816	42,349	2.30
Derivative assets	11,236	41,894	(30,658)	(73.18)
Other assets	217,785	204,363	13,422	6.57
Total assets	$101,923,305	$102,988,800	$(1,065,495)	(1.03)%

Liabilities
Deposits
Interest-bearing demand	$2,051,943	$1,994,974	$56,969	2.86%
Non-interest-bearing demand	19,591	19,537	54	0.28
Term	46,000	40,000	6,000	15.00
Total deposits	2,117,534	2,054,511	63,023	3.07

Consolidated obligations
Bonds	61,014,301	64,784,321	(3,770,020)	(5.82)
Discount notes	32,554,976	29,779,947	2,775,029	9.32
Total consolidated obligations	93,569,277	94,564,268	(994,991)	(1.05)

Mandatorily redeemable capital stock	26,172	23,143	3,029	13.09

Derivative liabilities	390,935	426,788	(35,853)	(8.40)
Other liabilities	461,417	428,261	33,156	7.74
Total liabilities	96,565,335	97,496,971	(931,636)	(0.96)

Capital	5,357,970	5,491,829	(133,859)	(2.44)
Total liabilities and capital	$101,923,305	$102,988,800	$(1,065,495)	(1.03)%

(a)         Not meaningful

Balance sheet overview March 31, 2013 compared to December 31, 2012

Our mission is to support the liquidity needs of our members.  To meet this mission, our balance sheet strategy is to keep our balance sheet in line with the rise and fall of amounts borrowed by members in the form of advances.  Total assets were $101.9 billion at March 31, 2013, compared to $103.0 billion at December 31, 2012.  Advances declined to $71.7 billion at March 31, 2013, compared to $75.9 billion at December 31, 2012.  Aside from advances, our primary earning assets were investment portfolios, comprising primarily of GSE-issued mortgage-backed securities, mortgage loans in the MPF program, and overnight Federal funds sold.  We also hold small portfolios of private-label MBS, and bonds issued by state and local government housing agencies.

Advances — Compared to December 31, 2012, Advances declined by $4.2 billion at March 31, 2013, or 5.5%, to $71.7 billion as borrowing demand from members weakened.

Table 3.2:         Advance Trends

Investments — Long-term investments were primarily in GSE issued mortgage-backed securities (“MBS”), which were $12.0 billion or 90.7% of total investments at March 31, 2013, almost unchanged from $12.1 billion, or 90.6% at December 31, 2012.   Pricing of GSE issued MBS were substantially in net unrealized fair value gain positions at March 31, 2013 and December 31, 2012.  Fair values had improved in 2012 and that trend has continued through the first quarter in 2013, even as the U.S. and government-related organizations, including Fannie Mae and Freddie Mac were downgraded in 2011.  Future downgrades could alter the perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, and securities issued by the institutions could also be correspondingly affected by such a downgrade.   Instruments of this nature are key assets on our balance sheet, and credit downgrades may also adversely affect the market value of such instruments.  Acquisitions of MBS in the 2013 first quarter were restricted to purchase of GSE issued securities.

Investments in private-label MBS (“PLMBS”) were $488.8 million, or 3.7% of total investments, a little lower than $514.9 million, or 3.9% of total investments at December 31, 2012.  We have not acquired a PLMBS since 2006.  A significant percentage of PLMBS were in net unrealized fair value gain positions at March 31, 2013 and December 31, 2012.  Unrealized holding losses have also remained stable through March 31, 2013.  Cash flow testing for OTTI at March 31, 2013 identified a de minimis amount of shortfall on one security.  However, its fair value exceeded the shortfall, and no OTTI was recognized.  All PLMBS are held-to-maturity investments, and their fair values are not recorded on the balance sheet on a recurring basis.

For more information about fair values of AFS and HTM securities, see Note 17.  Fair Values of Financial Instruments.

Leverage — At March 31, 2013, balance sheet leverage was 19.0 times shareholders’ equity, a little higher than 18.8 at December 31, 2012.   Our balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time, we may maintain excess liquidity in highly liquid investments or cash balances at the FRB to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.   This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged.   Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.   Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

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

Liquidity and Short-term Debt — The following table summarizes our short-term debt (in thousands).   Also see Tables 10.1 — 10.4 for additional information.

Table 3.3:   Short—term Debt

	March 31, 2013	December 31, 2012

Consolidated obligations-discount notes (a)	$32,554,976	$29,779,947
Consolidated obligations-bonds with original maturities of one year or less (b)	$16,000,000	$15,600,000

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

Among other liquidity measures, we are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.   The first scenario assumes that we cannot access capital markets for 15 days and that during that period; members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing and “put” advances.  We were in compliance with regulations under both scenarios.

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

In 2012, Advance balances had grown primarily because of one large member’s short-term borrowing.  Most of the borrowings by the large member will mature by the third quarter in 2013, and remaining advances borrowed by the large member will mature by the second quarter of 2014.  In the three months ended March 31, 2013, member demand for liquidity has been weak, and par amounts of advances have declined to $68.5 billion or $3.8 billion from the balances outstanding at December 31, 2012.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:   Advances by Product Type

	March 31, 2013		December 31, 2012
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$14,540,800	21.23%	$14,960,800	20.69%
Fixed Rate Advances	45,385,583	66.27	47,067,640	65.11
Short-Term Advances	5,188,500	7.58	6,062,000	8.39
Mortgage Matched Advances	371,609	0.54	369,925	0.51
Overnight & Line of Credit (OLOC) Advances	1,286,160	1.88	2,332,740	3.23
All other categories	1,715,715	2.50	1,498,998	2.07

Total par value	68,488,367	100.00%	72,292,103	100.00%

Hedge value basis adjustments	3,234,252		3,595,396
Fair value option valuation adjustments and accrued interest	535		502

Total	$71,723,154		$75,888,001

Member demand for advance products

The majority of members are staying short with their borrowing preference primarily because of interest-rate uncertainties.   Other members appear to be taking advantage of prevailing low interest rates and borrowing advances with longer maturities.

Adjustable Rate Advances (“ARC Advances”) — ARC advances have remained relatively stable, with members renewing maturing advances.  One large member’s borrowing in 2012 will mature primarily in the third quarter of 2013, unless modified earlier.

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

Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances. Member demand for fixed-rate advances has continued to be weak in the three months ended March 31, 2013, a trend through most of 2012.  On aggregate, when maturing and prepaid fixed-rate advances have been replaced, members have borrowed short- and medium-term advances, as members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs.  Terms vary from two days to 30 years.  A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature that we have purchased from the member, driving down the coupon on the advance.  The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances have declined steadily to $15.4 billion at March 31, 2013, a continuing trend from 2012.  Putable advances stood at $16.2 billion at December 31, 2012, compared to $18.3 billion at December 31, 2011.

Short-term Advances — Borrowing activity was weak in the three months ended March 31, 2013, and borrowed amounts declined to $5.2 billion at March 31, 2013, compared to $6.1 billion at December 31, 2012.

Overnight advances — Demand for overnight borrowings have been weak as members are flush with liquidity, and is a continuing trend from 2012.  Member demand for the overnight Advances reflects the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

Merger Activity

Merger activity is an important factor and, if significant, would contribute to an uneven pattern in advance balances.  Merger activity may result in the loss of new business if a member is acquired by a non-member.  The FHLBank Act does not permit new advances to replace maturing advances to former members.  Advances held by members who are acquired by non-members may remain outstanding until their contractual maturities.  Merger activity may also result in a decline in the advance book if the acquired member decides to prepay existing advances partially or in full depending on the post-merger liquidity needs.  Hudson City, a large member, was expected to merge with M&T, another member, in mid-2013, and Hudson City was expected to prepay advances in mid-2013.  However, the proposed merger has been postponed.  For more information, see Business Outlook in the Executive summary section in this MD&A.

The following table summarizes merger activity, including the impact of voluntary terminations (dollars in thousands):

Table 4.2:         Merger Activity/Voluntary terminations

	March 31, 2013	December 31, 2012

Number of Non-Members (a)	2	2
Total number of Non-Members at period end	7	5
Total Advances outstanding to Non-Members at period end	$407,310	$427,334

(a) Members who became Non-Members because of mergers and voluntary/involuntary terminations within the periods then ended.

Prepayment of Advances

Prepayment initiated by members or former members is another important factor that impacts advances.  We charge a prepayment fee when the member or a former member prepays certain advances before the original maturity.

The following table summarizes prepayment activity (in thousands):

Table 4.3:   Prepayment Activity

	Three months ended March 31,
	2013	2012

Advances pre-paid at par	$969,089	$195,185
Prepayment fees (a)	$7,047	$973

(a) Amount represents fees received from members minus the fair value basis of hedged advances at the prepayment dates.  For hedged that are prepaid,  we generally terminate the hedging relationship upon prepayment and adjust the prepayment fees received for the fair value basis of the hedged prepaid advance.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.4:   Advances by Interest-Rate Payment Terms

	March 31, 2013		December 31, 2012
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$53,947,567	78.77%	$57,331,303	79.31%
Variable-rate (b)	14,532,800	21.22	14,952,800	20.68
Variable-rate capped (c)	8,000	0.01	8,000	0.01

Total par value	68,488,367	100.00%	72,292,103	100.00%

Hedge value basis adjustments	3,234,252		3,595,396
Fair value option valuation adjustments and accrued interest	535		502

Total	$71,723,154		$75,888,001

(a)   Fixed-rate borrowings remained popular with members.  The overall category declined at March 31, 2013 relative to December 31, 2012, as members appeared to be reluctant to lock-in fixed-rate long-term borrowings in view of the continued low interest rate environment for short-term borrowings.

(b)   Adjustable-rate LIBOR-based advances had increased primarily due to the borrowing by one large member in 2012.  Since then, member demand has remained weak despite the low prevailing rates.  The FHLBNY’s larger members are generally borrowers of variable-rate advances, and except for the one large member’s borrowing activity in 2012, other members have remained on the side-lines in a weak economy, and have sufficient liquidity in the form of customer deposits.

(c)    Typically, capped ARCs are in demand by members in a rising rate environment, as members would purchase cap options to limit their interest rate exposure.   With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes variable-rate advances by reference-index type (in thousands):

Table 4.5:   Variable-Rate Advances

	March 31, 2013	December 31, 2012

LIBOR indexed (a)	$14,540,800	$14,960,800

(a) LIBOR indexed advances are typically ARC advances.

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):

Table 4.6:         Advances by Maturity and Yield Type

	March 31, 2013		December 31, 2012
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$15,561,936	22.72%	$17,057,874	23.60%
Due after one year	38,385,631	56.05	40,273,429	55.71

Total Fixed-rate	53,947,567	78.77	57,331,303	79.31

Variable-rate
Due in one year or less	10,337,000	15.09	9,899,000	13.69
Due after one year	4,203,800	6.14	5,061,800	7.00

Total Variable-rate	14,540,800	21.23	14,960,800	20.69
Total par value	68,488,367	100.00%	72,292,103	100.00%

Hedge value basis adjustments	3,234,252		3,595,396
Fair value option valuation adjustments and accrued interest	535		502
Total	$71,723,154		$75,888,001

Impact of Derivatives and hedging activities to the balance sheet carrying values of Advances

The carrying values of Advances include hedging basis adjustments (“LIBOR benchmark hedging adjustments”) for those advances recorded under hedge accounting provisions, or at fair value for those advances elected under the FVO.   Fair value basis adjustments, as measured under the hedging rules, are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates.

When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction, and valuation basis adjustments decline or rise.  Such basis adjustments were $3.2 billion and $3.6 billion at March 31, 2013 and December 31, 2012.  The unrealized fair value basis gains were consistent with the higher contractual coupons of long- and medium-term fixed-rate hedged advances at the two balance sheet dates, compared to current advance pricing at the two measurement dates.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment.   In the current lower interest rate environment, fixed-rate advances will exhibit net unrealized fair value basis gains.   Decline in outstanding hedged advances resulted in a decline in fair value basis (volume effect).   The forward swap curve steepened slightly at March 31, 2013, relative to December 31, 2012, causing fair values of advances to increase (interest rate effect) and partly offset the volume effects.   Taken together, the fair value basis adjustment to the carrying value of hedged advances remained materially unchanged.

The following graph compares the swap curves at March 31, 2013 and December 31, 2012.

Table 4.7:   LIBOR Swap Curve - Graph

Hedge volume — We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedging accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.8:         Hedged Advances by Type

Par Amount	March 31, 2013	December 31, 2012
Qualifying Hedges
Fixed-rate bullets (a)	$28,394,791	$29,406,073
Fixed-rate putable (b)	14,791,312	15,605,412
Total Qualifying Hedges	$43,186,103	$45,011,485

Aggregate par amount of advances hedged (c)	$43,207,210	$45,190,497
Fair value basis (Qualifying hedging adjustments)	$3,234,252	$3,595,396

(a)     Generally non-callable fixed-rate medium and longer term advances are hedged to mitigate the risk in fixed-rate lending. The hedges effectively convert the fixed-rate exposure of the bonds to a variable-rate exposure, indexed to 3-month LIBOR. As the longer tenored advances are maturing and not renewed, or renewed by non-callable shorter term fixed-rate advances, the Bank has elected not to hedge such advances. As a result, the volume of hedged advances in this category has declined.

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

Advances elected under the FVO — In the fourth quarter of 2012, we elected the FVO designation of a floating-rate advance indexed to LIBOR.  By electing the FVO for an asset instrument, the objective was to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  We recorded changes in the full fair values of the advance through earnings, and the fair value basis adjustment was recorded on the balance sheet so that the advance’s carrying value was its fair value.  The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.9:         Advances under the Fair Value Option (FVO)

	Advances
Par Amount	March 31, 2013	December 31, 2012
Advances designated under FVO	$500,000	$500,000

Advances — Call Dates and Exercise Options

The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that we control.  Put dates are organized by date of first put (dollars in thousands):

Table 4.10:    Advances by Put Date/Call Date (a)

	March 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total

Due or putable in one year or less	$34,383,186	50.20%	$38,332,536	53.03%
Due or putable after one year through two years	6,450,639	9.42	7,836,276	10.84
Due or putable after two years through three years	9,021,097	13.17	7,944,130	10.99
Due or putable after three years through four years	9,170,496	13.39	9,061,189	12.53
Due or putable after four years through five years	5,244,310	7.66	4,659,154	6.44
Thereafter	4,218,639	6.16	4,458,818	6.17

Total par value	68,488,367	100.00%	72,292,103	100.00%

Hedge value basis adjustments	3,234,252		3,595,396
Fair value option valuation adjustments and accrued interest	535		502

Total	$71,723,154		$75,888,001

(a) Contrasting advances by contractual maturity dates (See Note 7.  Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances.   Advances borrowed by members included a significant amount of putable advances in which we purchased from members the option to terminate advances at agreed-upon dates.   Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates.   When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.   Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.   This is best illustrated by the fact that on a contractual maturity basis, 17.4% of advances would mature after five years, while on a put basis, the percentage declined to 6.2% at March 31, 2013.

The following table summarizes notional amounts of advances that were still putable (one or more pre-determined option exercise dates remaining) (in thousands):

Table 4.11:            Putable and Callable Advances

	March 31, 2013 (a)	December 31, 2012 (a)
Putable	$15,350,312	$16,175,412
No-longer putable	$2,123,500	$2,072,500

(a) Par value

Member borrowings have been weak for putable advances, which are typically medium- and long-term.   Maturing advances with put features have been replaced by non-callable advances.

Investments

We maintain investments for our liquidity purpose, to fund stock repurchases and redemptions, provide additional earnings, and to ensure the availability of funds to meet the credit needs of our members.   We also maintain longer-term investment portfolios, which are principally mortgage-backed securities issued by GSEs, a smaller portfolio of MBS issued by private enterprises, and securities issued by state or local housing finance agencies.

Investments —Policies and Practices

The Finance Agency issued a final rule, effective June 20, 2011, that incorporates the existing 300 percent of capital and other policy limitations on the FHLBanks’ purchase of mortgage-backed securities and their use of derivatives. In addition, the rule clarifies that a FHLBank is not required to divest securities solely to bring the level of its holdings into compliance with the 300 percent limit, provided that the original purchase of the securities complied with the limits. We were in compliance with these rules at all times.

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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and Federal funds sold) (dollars in thousands):

Table 5.1:               Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2013	2012	Variance	Variance

State and local housing finance agency obligations (a)	$737,065	$737,600	$(535)	(0.07)%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	2,083,293	2,299,141	(215,848)	(9.39)
Held-to-maturity securities, at carrying value	10,436,861	10,321,164	115,697	1.12
Total securities	13,257,219	13,357,905	(100,686)	(0.75)

Grantor trust (c)	9,879	9,633	246	2.55
Federal funds sold	10,119,000	4,091,000	6,028,000	NM

Total investments	$23,386,098	$17,458,538	$5,927,560	33.95%

(a)   No acquisitions were made in the 2013 first quarter.  Bonds are classified as HTM securities, at carrying value, which for an HTM security is amortized cost.

(b)   No acquisitions were made in the 2013 first quarter.  AFS securities were GSE issued floating-rate securities, and are recorded at fair value.

(c)    Grantor Trust is classified as available-for-sale securities, and recorded at fair value.  Trust funds represent investments in registered mutual funds and other fixed-income and equity funds maintained under the grantor trust.

Long-Term Investments

Investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies.   We own a grantor trust to fund current and potential future payments to retirees for supplemental pension plan obligations.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:         Investment Securities Issuer Concentration

	March 31, 2013			December 31, 2012
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,376,405	$5,458,034	100.34%	$5,428,870	$5,520,801	98.85%
Freddie Mac	6,546,570	6,816,019	122.18	6,556,194	6,859,275	119.38
Ginnie Mae	108,408	109,221	2.02	120,308	121,189	2.19
All Others - PLMBS	488,771	553,461	9.12	514,933	570,760	9.38
Non-MBS (b)	746,944	693,660	13.94	747,233	693,305	13.61

Total Investment Securities	$13,267,098	$13,630,395	247.60%	$13,367,538	$13,765,330	243.41%

Categorized as:

Available-for-Sale Securities	$2,093,172	$2,093,172		$2,308,774	$2,308,774

Held-to-Maturity Securities	$11,173,926	$11,537,223		$11,058,764	$11,456,556

(a)         Carrying value includes fair value for AFS securities.

(b)         Non-MBS consist of HFA and Grantor Trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.3:               External Rating of the Held-to-Maturity Portfolio

	March 31, 2013
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$3,551	$9,981,761	$270,482	$55,004	$126,063	$10,436,861
State and local housing finance agency obligations	65,000	576,540	50,195	45,330	—	737,065

Total Long-term securities	$68,551	$10,558,301	$320,677	$100,334	$126,063	$11,173,926

	December 31, 2012
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$6,687	$10,045,933	$78,709	$57,346	$132,489	$10,321,164
State and local housing finance agency obligations	65,000	627,270	—	45,330	—	737,600

Total Long-term securities	$71,687	$10,673,203	$78,709	$102,676	$132,489	$11,058,764

(a) Certain PLMBS and housing finance bonds are rated triple-A by S&P and Moody’s.

(b) GSE issued MBS have been classified in the table above as double-A, the credit rating assigned to the GSEs.  Fannie Mae, Freddie Mac and U.S. Agency issued MBS held by us are rated double-A (Based on S&P’s rating of AA+/Negative for the GSEs and Double-A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:               External Rating of the Available-for-Sale Portfolio

	March 31, 2013
	AA-rated (a)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,083,293	$—	$2,083,293
Other - Grantor trust	—	9,879	9,879

Total Available-for-sale securities	$2,083,293	$9,879	$2,093,172

	December 31, 2012
	AA-rated (a)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,299,141	$—	$2,299,141
Other - Grantor trust	—	9,633	9,633

Total Available-for-sale securities	$2,299,141	$9,633	$2,308,774

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:               Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2013		December 31, 2012
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$261	6.25%	$—	—%
Due after one year through five years	483,600	2.61	156,317	2.81
Due after five years through ten years	4,552,763	2.92	4,266,593	2.99
Due after ten years	7,523,972	1.39	8,239,224	1.46

Total mortgage-backed securities	$12,560,596	1.99%	$12,662,134	1.99%

OTTI - Adverse Case Scenario

There was no OTTI recognized at March 31, 2013.  We evaluate our OTTI private-label MBS under a base case (or best estimate) scenario, and also perform a cash flow analysis for each security deemed OTTI under assumptions that forecast increased credit default rates or loss severities, or both.   The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.   The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 5.6:     Base and Adverse Case Stress Scenarios (a)

	As of March 31, 2012
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
HEL Subprime	$23,295	$(558)	$23,295	$(580)

(a) Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.

(b) Represents credit OTTI recognized in the first quarter of 2012.

In instances where forecasted credit OTTI exceeded fair values, we have capped the recognition of credit OTTI in the base case and in the adverse case to the bond’s amortized cost.   Amounts capped in the determination of OTTI charges were not significant in any periods in this report.

Non-Agency Private label mortgage — and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.7:               Non-Agency Private Label Mortgage — and Asset-Backed Securities

	March 31, 2013			December 31, 2012
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$86,807	$3,280	$90,087	$97,668	$3,420	$101,088
Alt-A	3,981	2,490	6,471	4,133	2,582	6,715
Total private-label RMBS	90,788	5,770	96,558	101,801	6,002	107,803

Home Equity Loans Subprime	303,988	59,030	363,018	314,998	60,648	375,646

Manufactured Housing Loans Subprime	127,617	—	127,617	132,566	—	132,566
Total UPB of private-label MBS (b)	$522,393	$64,800	$587,193	$549,365	$66,650	$616,015

(a) Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

(b) Paydowns of PLMBS have reduced outstanding unpaid principal balances.  No acquisitions of PLMBS have been made since 2007.

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.8:               PLMBS by Year of Securitization and External Rating

	March 31, 2013
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$15,397	$—	$—	$—	$—	$15,397	$14,646	$—	$14,910	$—
2005	18,681	—	—	—	—	18,681	17,905	—	18,826	—
2004 and earlier	56,009	—	19,021	19,061	17,927	—	55,861	(116)	56,856	—
Total RMBS Prime	90,087	—	19,021	19,061	17,927	34,078	88,412	(116)	90,592	—
Alt-A
2004 and earlier	6,471	3,401	261	—	1,343	1,466	6,471	(272)	6,229	—
Total RMBS	96,558	3,401	19,282	19,061	19,270	35,544	94,883	(388)	96,821	—
HEL
Subprime
2004 and earlier	363,018	150	14,488	131,768	48,962	167,650	327,161	(11,887)	326,804	—
Manufactured Housing Loans
Subprime
2004 and earlier	127,617	—	—	127,617	—	—	127,603	(1,630)	129,836	—
Total PLMBS	$587,193	$3,551	$33,770	$278,446	$68,232	$203,194	$549,647	$(13,905)	$553,461	$—

	December 31, 2012
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single - A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$16,927	$—	$—	$—	$—	$16,927	$16,175	$(123)	$16,210	$(281)
2005	20,611	—	—	—	—	20,611	19,800	—	20,770	—
2004 and earlier	63,550	—	21,473	21,695	20,382	—	63,373	(174)	64,465	—
Total RMBS Prime	101,088	—	21,473	21,695	20,382	37,538	99,348	(297)	101,445	(281)
Alt-A
2004 and earlier	6,715	6,329	386	—	—	—	6,715	(363)	6,411	—
Total RMBS	107,803	6,329	21,859	21,695	20,382	37,538	106,063	(660)	107,856	(281)
HEL
Subprime
2004 and earlier	375,646	358	85,421	65,340	50,793	173,734	339,790	(17,332)	330,632	(370)
Manufactured Housing Loans
Subprime
2004 and earlier	132,566	—	132,566	—	—	—	132,551	(1,810)	132,272	—
Total PLMBS	$616,015	$6,687	$239,846	$87,035	$71,175	$211,272	$578,404	$(19,802)	$570,760	$(651)

(a)  Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Table 5.9:               Weighted-Average Market Price Percentage Analysis of MBS

	March 31, 2013			December 31, 2012
Private-label MBS	Original Weighted-Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	4.24%	4.11%	16.54%	4.11%	4.07%	15.60%
2005	2.36	5.87	6.36	2.34	5.61	5.14
2004 and earlier	1.70	5.59	2.74	1.67	5.27	2.62
Total RMBS Prime	2.27	5.40	5.85	2.22	5.14	5.31
Alt-A
2004 and earlier	12.97	36.53	9.53	12.71	36.21	8.97
Total RMBS	2.99	7.48	6.09	2.87	7.07	5.54
HEL
Subprime
2004 and earlier	58.11	32.13	19.35	58.22	31.92	16.96
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	28.93	3.26	100.00	28.55	3.34
Total Private-label MBS	58.15%	27.38%	13.67%	57.53%	26.85%	12.03%

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

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as certificates of deposit, unsecured overnight and term Federal funds sold to highly rated financial institutions, and secured overnight transactions, under securities purchased with agreement to resell.   These investments provide the liquidity necessary to meet members’ credit needs.   Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity.   We may also invest in certificates of deposit with maturities not exceeding 270 days, issued by major financial institutions, and would be designated as held-to-maturity and recorded at amortized cost.  There were no investments in certificates of deposit in 2012 or during the first quarter of 2013.

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

Overnight and short-term federal funds allow us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.   All investments in Federal funds sold were overnight.

We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, and sovereign support as well as related market signals.   As a result of these monitoring activities, we limit or suspend existing exposures, as appropriate.   In addition, we are required to manage our unsecured portfolio subject to regulatory limits, prescribed by the FHFA, our regulator.   The FHFA regulations include limits on the amount of unsecured credit that may be extended to a counterparty or a group of affiliated counterparties, based upon a percentage of eligible regulatory capital and the counterparty’s overall credit rating.   Under these regulations, the level of eligible regulatory capital is determined as the lesser of our regulatory capital or the eligible amount of regulatory capital of the counterparty determined in accordance with FHFA regulation.   The eligible amount of regulatory capital is then multiplied by a stated percentage.  The stated percentage that we may offer for term extensions, which are comprised of on- and off-balance sheet and derivative transactions, of unsecured credit ranges from 1% to 15% based on the counterparty’s credit rating.

FHFA regulation also permits us to extend additional unsecured credit, which could be comprised of overnight extensions and sales of Federal funds subject to continuing contract (we have no continuing arrangements).   Our

total unsecured overnight exposure to a counterparty may not exceed twice the regulatory limit for term exposures, resulting in a total exposure limit to a counterparty of 2% to 30% of the eligible amount of regulatory capital based on the counterparty’s credit rating.   We remain in compliance with the regulatory limits established for unsecured credit in all reported periods.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.   Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks, includes the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments.   Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations.   The FHLBNY did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 5.10:        Federal Funds Sold by Domicile of the Counterparty

	March 31, 2013		December 31, 2012		Three months ended March 31, 2013		Year ended December 31, 2012
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

Australia	AA-	AA2	AA-	AA2	$1,898,511	$1,700,000	$1,645,254	$1,548,000
Canada	A to AA-	AA3 to AA2	A to AA-	A1 to AA1	2,937,655	2,394,000	3,270,126	995,000
Finland	AA-	AA3	AA-	AA3	1,330,267	1,551,000	664,962	—
Germany	BBB+	A2	A+	A2	834,911	—	653,128	—
Netherlands	AA-	AA2	AA-	AA2	1,485,600	1,551,000	1,305,486	1,548,000
Norway	A+	A1	A+	A1	1,002,244	997,000	935,484	—
Sweden	AA-	AA3	AA-	AA3	1,552,256	1,551,000	1,330,456	—
UK	A	A3	A	A3	215,000	—	—	—

Subtotal					11,256,444	9,744,000	9,804,896	4,091,000

USA	A to AA-	A2 to AA1	A to AA-	A2 to AA1	2,085,389	375,000	1,559,522	—
Total					$13,341,833	$10,119,000	$11,364,418	$4,091,000

Table 5.11:        Federal Funds Sold Quarterly Balances

The following table summarizes average balances and outstanding balances of Federal funds sold in the first quarters of 2013 and 2012 (in millions):

	2013		2012
	First Quarter		First Quarter
	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

Federal Funds Sold	$13,342	$10,119	$10,559	$7,575

Table 5.12:        Cash Balances at the Federal Reserve Banks

In addition, we maintained liquidity at the Federal Reserve Banks (“FRB”). The following table summarizes average balances and outstanding balances at the FRB in the first quarters of 2013 and 2012 (in millions):

	2013		2012
	First Quarter		First Quarter
	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

Cash Balances with Federal Reserve Banks	$586	$4,694	$374	$389

Cash collateral pledged — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.   Cash posted in excess of required collateral is reported as a component of Derivative assets.  We generally execute derivatives with major financial institutions and enter into bilateral collateral agreements.   When our derivatives are in a net unrealized loss position, as a liability from our perspective, counterparties are exposed and we are required to post cash collateral to mitigate the counterparties’ credit exposure.   Collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed-upon thresholds.   Typically, such cash deposit pledges earn interest at the overnight Federal funds rate.   At March 31, 2013 and December 31, 2012, we had deposited $2.3 billion and $2.5 billion in interest-earning cash as pledged collateral to derivative counterparties.   For more information, see Tables 9.1 — 9.7.

Mortgage Loans Held-for-Portfolio

The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).   We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Growth has been steady and moderate.

The following table summarizes MPF loan by product types (par values, in thousands):

Table 6.1:                     MPF by Loss Layers

	March 31, 2013	December 31, 2012

Original MPF (a)	$450,208	$444,339
MPF 100 (b)	10,115	11,237
MPF 125 (c)	1,031,326	988,061
MPF 125 Plus (d)	278,256	299,431
Other	83,794	69,458
Total Par MPF Loans	$1,853,699	$1,812,526

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                     Mortgage Loans — Conventional and Insured Loans

	March 31, 2013	December 31, 2012

Federal Housing Administration and Veteran Administration insured loans	$83,652	$69,302
Conventional loans	1,769,905	1,743,068
Others	142	156

Total par value	$1,853,699	$1,812,526

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

Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  Below is our MPF loan concentration:

Table 6.3:                     Concentration of MPF Loans

	March 31, 2013		December 31, 2012
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	69.8%	59.8%	69.7%	59.4%

Table 6.4:                     Top Five Participating Financial Institutions — Concentration (par values, dollars in thousands)

	March 31, 2013
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Federal Savings and Loan Association	$303,754	16.39%
Manufacturers and Traders Trust Company	278,964	15.05
Investors Bank	169,267	9.13
Elmira Savings Bank	98,640	5.32
First Choice Bank	85,405	4.61
All Others	917,527	49.50

Total (a)	$1,853,557	100.00%

	December 31, 2012
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$300,153	16.56%
Astoria Federal Savings and Loan Association	289,318	15.96
Investors Bank	168,881	9.32
Elmira Savings Bank	88,845	4.90
First Choice Bank	85,344	4.71
All Others	879,829	48.55

Total (a)	$1,812,370	100.00%

(a) Totals do not include de minimis amounts of non-MPF loans.

Table 6.5:                     Roll-Forward First Loss Account (in thousands)

	Three months ended March 31,
	2013	2012

Beginning balance	$18,436	$13,622

Additions	911	1,136
Resets(a)	(1,226)	—
Charge-offs	(100)	(162)
Ending balance	$18,021	$14,596

(a) For the Original MPF, MPF 100, MPF 125 and MPF Plus products, the Credit Enhancement is periodically recalculated.  If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

Table 6.6:                     Second Losses and SMI Coverage (in thousands)

	March 31, 2013	December 31, 2012

Second Loss Position (a)	$61,512	$56,449

SMI Coverage - NY share only (b)	$17,593	$17,593

SMI Coverage - portfolio (b)	$17,958	$17,958

(a) Increase due to increase in overall outstanding of MPF.

(b) SMI coverage has reminded unchanged because no new master commitments have been added under the MPF Plus Program.

Troubled Debt Restructurings (“TDRs”) and MPF modification — The MPF program’s temporary loan payment modification plan for participating PFIs was initially available until December 31, 2011 and has been extended through December 31, 2013.   This modification plan is available to homeowners currently in default or imminent danger of default.   The modification plan states specific eligibility requirements that have to be met and procedures the PFIs have to follow to participate in the modification plan.   As of March 31, 2013, only 4 MPF loans had been modified under this plan.  No loans were modified in the first quarters of 2013 and 2012.

Beginning with the fourth quarter of 2012, we consider loans discharged from bankruptcy as TDR, and the amount outstanding was $9.5 million and $8.8 million at March 31, 2013 and December 31, 2012.  If the TDR loan discharged from bankruptcy was past due 90 days or more, the loan was assessed for impairment on an individual basis, and a credit allowance was recorded based on the recoverable collateral values, net of costs, compared to recorded investment in such a loan.  The aggregate amount of loans that was past due 90 days or more was $0.7 million and $0.6 million at March 31, 2013 and December 31, 2012.  Credit losses associated with these past-due loans were not material.

For more information about TDR loans, see Note 8. Mortgage Loans Held-for-portfolio in the audited financial statements included in our most recent Form 10-K filed on March 25, 2013.

Accrued interest receivable

Other assets

Accrued interest receivable was $193.3 million at March 31, 2013, compared to $179.0 million at December 31, 2012.  Accrued interest receivable was comprised primarily from advances and investments.   Other assets included prepayments and miscellaneous receivables, and were $11.8 million and $13.7 million at March 31, 2013 and December 31, 2012.

Deposit Liabilities and Other Borrowings

Deposit liabilities consisted of member deposits, and from time to time may also include deposits from governmental institutions.   Member deposits do not represent a significant source of liquidity.

Member deposits — We operate deposit programs for the benefit of our members.   Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market.   Members’ liquidity preferences are the primary determinant of the level of deposits.   Total deposits were $2.1 billion at March 31, 2013 and December 31, 2012.

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

Consolidated Obligation Liabilities — Bonds and Discount notes

Our primary source of funds continued to be the issuance of consolidated bonds and discount notes.   Consolidated obligation debt outstanding at March 31, 2013 has declined, relative to December 31, 2012, in parallel with lower balance sheet assets.

The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  For more information about these programs, see Item 1. Business in our most recent Form 10-K filed on March 25, 2013.

Highlights — Performance of FHLBank debt

The FHLBank debt remained in demand by investors at reasonable pricing, and has withstood the general concerns about the debt ceiling in the U.S., the rating agency downgrades and the generally fragile conditions in the bond markets.   In general, swap spreads to our consolidated bonds remained tight through the three months ended March 31, 2013, resulting in increased cost of funding in the current year first quarter.   Similar to bonds, funding costs of discount notes were also higher. The lower 3-month LIBOR has compressed margins for our debt and specifically for our short-term debt.   Typically, we execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little room for achieving a sub-LIBOR spread that would be ascribed to the high-quality FHLBank issued debt.

•                  FHLBank consolidated obligation bonds.   As we make extensive use of derivatives to restructure fixed rates on consolidated bonds to sub-LIBOR floating rate, the relationship between swaps rates and bond and discount note yields is an important economic indicator.   The 3-month LIBOR, a key index in the intermediation between swap rates and debt yields, has been steadily declining during 2012, and continuing into the first quarter of 2013.   The 3-month LIBOR was 29 basis points at March 31, 2013, compared to 47 basis points at March 31, 2012.  As a result, on a LIBOR swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds.   Longer-term bond pricing remained prohibitively expensive, as investors were reluctant to take the risk of locking in long-term investments without a step-up option, which would protect their investment yields when rates eventually rise.

•                  Consolidated obligation discount notes.  Over the course of 2012 and continuing into the first quarter of 2013, discount note spreads to LIBOR have exhibited a fairly consistent narrowing trend across the money market curve.   Treasury bill issuance and Repo rate patterns are a major factor in pricing and thus have had a strong impact on investor demand for FHLB discount notes.   Dealers use Repo as a financing vehicle, so they are less likely to underwrite securities, like discount notes, that would create a negative carrying cost to the dealer.   In addition, as FHLBank discount notes compete with Repo for investor dollars, the low yields from FHLBank issued discount notes make it harder to attract investor participation.

Consolidated obligation bonds

The following summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:               Consolidated Obligation Bonds by Type

	March 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$45,574,105	75.71%	$48,184,085	75.49%
Fixed-rate, callable	4,280,000	7.11	2,685,000	4.21
Step Up, callable	1,751,000	2.91	1,221,000	1.91
Single-index floating rate	8,590,000	14.27	11,735,000	18.39

Total par value	60,195,105	100.00%	63,825,085	100.00%

Bond premiums	89,989		102,225
Bond discounts	(22,574)		(23,566)
Hedge value basis adjustments	679,232		804,174
Hedge basis adjustments on terminated hedges	62,785		63,520
Fair value option valuation adjustments and accrued interest	9,764		12,883

Total Consolidated obligation-bonds	$61,014,301		$64,784,321

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

Fair value basis and valuation adjustments — The carrying values of our consolidated obligation bonds included $679.2 million and $804.2 million fair value hedging basis losses at March 31, 2013 and December 31, 2012.  In 2012, we partially terminated a hedge of a long-term bond, and the valuation basis adjustment of $63.5 million is being amortized over the contractual maturity of the debt.  Valuation adjustments for bonds elected under the FVO were also exhibiting fair value losses due to declining yields of equivalent maturity consolidated bonds offered in the bond markets.  Most of our existing hedged bonds were fixed-rate, and had been issued in prior years at the then prevailing higher interest rate environment.   In a lower interest rate environment at March 31, 2013 and December 31, 2012, these fixed-rate bonds exhibited unrealized fair value basis losses.   Fair value basis losses were not significant, relative to their par values, because the terms to maturity of the hedged bonds were, on average, short- and medium-term.   The period-over-period net fair value basis losses of hedged bonds have declined somewhat because the valuation adjustments, in a low interest rate environment, have been relatively less sensitive, and maturing and called short-term and medium-term hedged bonds have been replaced with equivalent term bonds.

Hedge volume — Tables 7.2 - 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:               Bonds Hedged under Qualifying Hedges (in thousands)

	Consolidated Obligation Bonds
Par Amount	March 31, 2013	December 31, 2012
Qualifying Hedges (a)
Fixed-rate bullet bonds (b)	$29,022,050	$28,587,050
Fixed-rate callable bonds (c)	5,631,000	3,246,000
	$34,653,050	$31,833,050

(a)       Qualified under hedge accounting rules.  The hedges effectively convert the fixed-rate exposure of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR.

(b)       At March 31, 2013, the volume of hedges qualifying for hedge accounting increased, in part due to the relative stability of interest rates that allowed the bank to hedge medium- and shorter term debt with the expectation that the hedges would remain highly effective through their terms to maturity.

(c)    Callable bonds designated as eligible for hedge accounting increased as we opted to reduce the election under the FVO for new issuances, and also reduce electing to apply economic hedges, on the basis that hedge accounting provides the least impact to earnings volatility.

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

Table 7.3:               Bonds under the Fair Value Option (FVO) (in thousands):

	Consolidated Obligation Bonds
Par Amount	March 31, 2013	December 31, 2012
Bonds designated under FVO	$10,028,000	$12,728,000

Bonds designated under the FVO were generally economically hedged by interest rate swaps.  We have elected not to increase the level of consolidated obligation bonds elected under the FVO in order to reduce potential fair value volatility caused by disproportionate changes between the consolidated obligation debt yield curve and the swap yield curve (basis risk).  The swap curve is the basis for valuing the swap in a hedging relationship, while the debt curve is the basis for valuing the debt.  The hedge is classified as an economic hedge.

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

Table 7.4:               Economically Hedged Bonds (in thousands)

	Consolidated Obligation Bonds
Par Amount	March 31, 2013	December 31, 2012
Bonds designated as economically hedged
Floating-rate bonds (a)	$2,250,000	$7,345,000
Fixed-rate bonds (b)	165,000	910,000
	$2,415,000	$8,255,000

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

(b)       Fixed-rate debt — These primarily represent debt that have fallen out of effectiveness.  We do not consider this to be significant and the fair values were also not significant.

Consolidated obligation bonds — maturity or next call date (a)

Swapped, callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:               Consolidated Obligation Bonds — Maturity or Next Call Date

	March 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$43,857,850	72.86%	$45,720,800	71.63%
Due or callable after one year through two years	6,778,930	11.26	8,358,630	13.10
Due or callable after two years through three years	3,835,240	6.37	4,441,280	6.96
Due or callable after three years through four years	991,615	1.65	1,010,010	1.58
Due or callable after four years through five years	1,442,505	2.40	1,315,570	2.06
Thereafter	3,288,965	5.46	2,978,795	4.67

Total par value	60,195,105	100.00%	63,825,085	100.00%

Bond premiums	89,989		102,225
Bond discounts	(22,574)		(23,566)
Hedge value basis adjustments	679,232		804,174
Hedge basis adjustments on terminated hedges	62,785		63,520
Fair value option valuation adjustments and accrued interest	9,764		12,883

Total bonds	$61,014,301		$64,784,321

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

The following table summarizes callable and non-callable bonds outstanding (in thousands):

Table 7.6:     Outstanding Callable and non-callable Bonds

	March 31, 2013 (a)	December 31, 2012 (a)
Callable	$6,031,000	$3,906,000
Non-Callable	$54,164,105	$59,919,085

(a)  Par Value.

Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (carrying values, in thousands):

Table 7.7:               Transferred and Retired Debt

	Three months ended March 31,
	2013	2012
Debt transferred to another FHLBank	$25,035	$—
Debt extinguished	$28,527	$126,794

Debt extinguished and transferred (“debt retired”) resulted in a charge of $7.9 million to earnings in 2013 first quarter, compared to $14.8 million in 2012 first quarter.  The FHLBNY typically retires debt to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from unscheduled prepayments of mortgage-backed securities.   When assets are prepaid ahead of their expected or contractual maturities, the FHLBNY also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns.   Bond retirement typically requires a payment of a premium resulting in a loss. The FHLBNY typically receives prepayment fees when assets are prepaid, making us economically whole.   When debt is retired by transferring to another FHLBank, the re-purchases are also at negotiated market rates.   Debt extinguished other than through a transfer (to another FHLBank) is re-purchased from investors through bond dealers.

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

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.8:               Discount Notes Outstanding

	March 31, 2013	December 31, 2012
Par value	$32,559,872	$29,785,543
Amortized cost	$32,550,997	$29,776,704
Fair value option valuation adjustments	3,979	3,243

Total discount notes	$32,554,976	$29,779,947

Weighted average interest rate	0.11%	0.13%

The following table summarizes par amounts of discount notes under the FVO (in thousands):

Table 7.9:               Discount Notes under the Fair Value Option (FVO)

Par Amount	March 31, 2013	December 31, 2012
Discount Notes designated under FVO (a)	$1,945,744	$1,945,744

(a)   In 2013 we have not elected the FVO on new issuances of discount notes.  We hedged discount notes that were elected under the FVO as economic hedges to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR.

The following table summarizes hedges of discount notes (in thousands):

Table 7.10:        Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2013	December 31, 2012
Discount notes hedged under qualifying hedge (a)	$1,106,000	$1,106,000

(a)   Discount note issuances have largely been concentrated at the short-end of their maturities, with a significant percentage issued to mature within 3 months; we have determined that it was not necessary to designate discount notes with short-term maturities in a qualifying fair value hedge.

FHLBNY Ratings

Table 7.11:        FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

				April 13, 2013	Aaa/P-1	Negative/Affirmed

2012	August 15, 2012	AA+/A-1+	Negative/Affirmed	August 15, 2012	Aaa/P-1	Negative/Affirmed

2011	August 8, 2011	AA+/A-1+	Negative/Affirmed	August 2, 2011	Aaa/P-1	Negative/Affirmed
	July 19, 2011	AAA/A-1+		July 13, 2011	Aaa/P-1	Negative Watch/Affirmed
	April 20, 2011	AAA/A-1+	Negative Watch/Affirmed
Negative/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Amounts outstanding at March 31, 2013 and December 31, 2012 were $168.5 million and $127.7 million.  Fluctuations in unpaid interest balance on bonds are due to the timing of accruals outstanding at the balance sheet dates, relative to the semi-annual coupon period.

Other liabilities — Other liabilities comprised of unfunded pension liabilities, pass through reserves held at the FRB on behalf of our members, commitments and miscellaneous payables.  Amount outstanding was $164.4 million and $165.7 million at March 31, 2013 and December 31, 2012.

Stockholders’ Capital, Retained Earnings, AOCI, and Dividend

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:               Stockholders’ Capital

	March 31, 2013	December 31, 2012
Capital Stock (a)	$4,626,559	$4,797,457
Unrestricted retained earnings (b)	800,818	797,567
Restricted retained earnings (c)	110,178	96,185
Accumulated Other Comprehensive Loss	(179,585)	(199,380)

Total Capital	$5,357,970	$5,491,829

(a)         Stockholders’ Capital — Capital stock has declined consistent with the decrease in advances borrowed by members.  Since members are generally required to purchase stock as a percentage of advances borrowed from us, a decrease in advances will typically result in decrease in capital stock.   In addition, under our present practice, we generally redeem any stock in excess of the amount necessary to support advance activity.   Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings.

(b)         Unrestricted retained earnings — Net Income in the first quarter of 2013 was $70.0 million.   One dividend paid totaled $52.7 million during the quarter, and $14.0 million was set aside towards Restricted retained earnings.  The remaining amount, $3.3 million was added to Unrestricted retained earnings, which grew to $800.8 million at March 31, 2013, up from $797.6 million at December 31, 2012.

(c)          Restricted retained earnings — Restricted retained earnings was established in the third quarter of 2011, and has grown to $110.2 million at March 31, 2013.   On February 28, 2011, the Federal Home Loan Bank of New York entered into a Joint Capital Enhancement Agreement (the “Agreement”) with the other 11 Federal Home Loan Banks (“FHLBanks”).   The Agreement provides that each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a separate restricted retained earnings account to be established at each FHLBank until the balance of the account equals at least 1% of its average balance of outstanding Consolidated Obligations for the previous quarter.   If the ultimate Restricted retained earnings target was to be calculated at March 31, 2013, it would have amounted to $910.8 million based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter as per provisions under the Capital Agreement.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:               Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	March 31, 2013	December 31, 2012

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(60,877)	$(63,471)
Net unrealized gains on available-for-sale securities (b)	21,715	22,506
Net unrealized losses on hedging activities (c)	(119,503)	(137,114)
Employee supplemental retirement plans (d)	(20,920)	(21,301)
Total Accumulated other comprehensive loss	$(179,585)	$(199,380)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at March 31, 2013, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.   No OTTI was recorded in the 2013 first quarter.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value gains of MBS securities and a grantor trust fund.   Fair values declined due to decline of AFS securities.

(c)          Cash flow hedge losses — Net loss represents unrealized valuation losses on interest rate swaps in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence for periods up to 15 years.   Fair values of the swaps were in unrealized loss position primarily due to the adverse change in fair values of $1.1 billion of long-term swaps designated as a hedge of discount notes at March 31, 2013 and December 31, 2012.   Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.   Ineffectiveness, if any, was recorded through earnings.   Discount note expense, which resets every 91 days, is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.

The AOCI also included $11.5 million due to realized losses from terminated swaps in cash flow hedge strategy associated with hedges of anticipated issuance of debt.  Amounts recorded in AOCL are being reclassified as an interest expense over the terms of the issued debt.  The expense is considered as a yield adjustment to the fixed coupons of the debt.

(d)         Employee supplemental plans — Represent minimum additional actuarially determined pension and post-retirement health benefit liabilities that were not recognized through earnings.  Amounts will be amortized as an expense through earnings over an actuarially determined period.

Dividend - By Finance Agency regulation, dividends may be paid out of current earnings or previously retained earnings.   We may be restricted from paying dividends if we do not comply with any of its minimum capital requirements or if payment would cause us to fail to meet any of its minimum capital requirements, including our Retained earnings target as established by the Board of Directors of the FHLBNY.   In addition, we may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or if we fail to satisfy certain liquidity requirements under applicable Finance Agency regulations.   None of these restrictions applied for any period presented.  Dividends are computed based on the weighted average stock outstanding during a quarter, and are declared and paid in the following quarter.  The following table summarizes dividends paid and payout ratios (on all Class B stocks held by members; excludes capital stock held by non-members):

Table 8.3:               Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2013	March 31, 2012
Cash dividends paid per share	$1.13	$1.26
Dividends paid (a) (c)	$52,985	$58,124
Pay-out ratio (b)	75.73%	57.04%

(a)   In thousands.

(b)   Dividend paid in the period divided by net income for that period.

(c)    The amounts paid represent total dividends, including dividend paid to non-member; for accounting purposes, such dividends paid to non-members are recorded as interest expense.

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

The following table summarizes the principal derivatives hedging strategies outstanding as of March 31, 2013 and December 31, 2012:

Table 9.1:               Derivative Hedging Strategies - Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$—	$25
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$13	$146
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$14,791	$15,605
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,196	$2,098
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$26,199	$27,308
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8

Table 9.2:               Derivative Hedging Strategies – Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$165	$285
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$—	$625
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$5,631	$3,246
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$29,022	$28,587
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,106	$1,106
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$2,250	$7,345
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$150	$—
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$9,878	$12,728
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$1,946	$1,946

Table 9.3:               Derivative Hedging Strategies – Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$530	$530

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:               Derivatives Financial Instruments by Product

	March 31, 2013		December 31, 2012
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$43,186,103	$(3,249,321)	$45,011,484	$(3,610,238)
Consolidated obligations-fair value hedges	34,653,050	678,450	31,833,050	803,389
Cash Flow-anticipated transactions	1,106,000	(107,964)	1,106,000	(124,779)
Derivatives not designated as hedging instruments (b)
Advances hedges	21,106	(184)	179,013	(788)
Consolidated obligations hedges	2,415,000	404	8,255,000	3,526
Mortgage delivery commitments	26,249	49	25,217	(32)
Balance sheet	1,892,000	5,189	1,892,000	4,221
Intermediary positions hedges	530,000	280	530,000	325
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	10,028,000	4,843	12,728,000	10,130
Interest rate swaps-consolidated obligations-discount notes	1,945,744	814	1,945,744	1,674

Total notional and fair value	$95,803,252	$(2,667,440)	$103,505,508	$(2,912,572)

Total derivatives, excluding accrued interest		$(2,667,440)		$(2,912,572)
Cash collateral pledged to counterparties		2,297,534		2,546,568
Cash collateral received from counterparties		(5,500)		(7,700)
Accrued interest		(4,293)		(11,190)

Net derivative balance		$(379,699)		$(384,894)

Net derivative asset balance		$11,236		$41,894
Net derivative liability balance		(390,935)		(426,788)

Net derivative balance		$(379,699)		$(384,894)

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

Derivatives Counterparty Credit Ratings

The following table summarizes our derivative counterparty credit rating and their notional and fair value exposure (in thousands, except number of counterparties):

Table 9.5:               Derivatives Counterparty Notional Balance by Credit Ratings

	March 31, 2013
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (a)(c)	Held (b)	Exposure

AA	4	$9,002,544	$—	$—	$—	$—
A	12	75,369,604	10,503	5,003	—	5,003
BBB	2	11,139,855	—	—	—	—
Members (a)(b)	2	265,000	6,184	6,184	6,184	—
Delivery Commitments	—	26,249	49	49	49	—

	20	$95,803,252	$16,736	$11,236	$6,233	$5,003

	December 31, 2012
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (a)(c)	Held (b)	Exposure

AA	4	$10,218,677	$—	$—	$—	$—
A	12	79,689,143	42,226	34,526	—	34,526
BBB	2	13,307,471	—	—	—	—
Members (a)(b)	2	265,000	7,368	7,368	7,368	—
Delivery Commitments	—	25,217	—	—	—	—

	20	$103,505,508	$49,594	$41,894	$7,368	$34,526

(a)         Net credit exposure of $11.2 million at March 31, 2013 comprised of: (1) Derivatives in unrealized fair value gains of $5.0 million, representing the estimated cost of replacing derivatives if counterparties defaulted.  (2) $6.2 million in potential exposures if members defaulted at March 31, 2013, before considering collateralization provisions that apply to all members.  See Note (b) below.  The FHLBNY acts as an intermediary when we are requested by a member to execute derivative contracts on its behalf. (3) Cash collateral posted by the Bank is typically netted against the counterparty exposure, unless it is in excess of the counterparty’s exposure.

(b)         Members are required to pledge collateral to secure our exposure to the derivatives sold to members.  As a result of the collateral agreements with our members, we believe that our maximum credit exposure due to the intermediated transactions was $0 at March 31, 2013 and December 31, 2012.

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

On the assumption we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $82.8 million at March 31, 2013.  Additional collateral postings upon an assumed downgrade were estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and the exposures as of March 31, 2013.  The aggregate fair value of our derivative instruments that were in a net liability position at March 31, 2013 was approximately $390.9 million.

Derivative Counterparty Country Concentration Risk

The following table summarizes derivative notional exposures by significant counterparty by country of incorporation.  The table also summarizes the FHLBNY’s exposure (i.e. when derivative contracts are in a gain position) (dollars in thousands):

Table 9.6:               FHLBNY Exposure Concentration (a)

		March 31, 2013
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparty	France	$6,219,631	6.49%	$5,003	44.53%
Members and Delivery Commitments		291,249	0.30	6,233	55.47

Total Credit Exposure		6,510,880	6.79	$11,236	100.00%

Counterparties (Liability position)
Counterparty	Germany	13,561,690	14.16
Counterparty	U.S.A.	11,687,685	12.20
Counterparty	U.S.A.	9,935,455	10.37

Counterparties below 10% aggregate by country
	U.S.A.	29,075,906	30.35
	United Kingdom	12,921,773	13.49
	Switzerland	11,833,863	12.35
	Canada	261,000	0.27
	France	15,000	0.02
		89,292,372	93.21

		$95,803,252	100.00%

		December 31, 2012
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total
Counterparty	Switzerland	$8,870,698	8.57%	$24,127	57.59%
Counterparty	France	8,814,631	8.52	4,201	10.03
Counterparty	U.S.A.	6,791,620	6.56	6,198	14.79
Members and Delivery Commitments		290,217	0.28	7,368	17.59

Total Credit Exposure		24,767,166	23.93	$41,894	100.00%

Counterparties (Liability position)
Counterparty	Germany	14,143,314	13.66
Counterparty	U.S.A.	12,529,188	12.10
Counterparty	U.S.A.	12,007,071	11.60

Counterparties below 10% aggregate by country
	U.S.A.	23,873,304	23.07
	United Kingdom	11,711,684	11.32
	Switzerland	4,097,781	3.96
	Canada	361,000	0.35
	France	15,000	0.01
		78,738,342	76.07

		$103,505,508	100.00%

(a)         Notional concentration –We measure concentration by fair value exposure and not by notional.  At March 31, 2013, concentration as measured by fair values in a gain position was with one counterparty.  Derivative contracts with remaining counterparties were in a liability position, and the FHLBNY’s exposure with such contracts would be measured by the FHLBNY’s inability to replace the contracts at a value that was equal to or greater than the cash posted to the defaulting counterparty.

(b)         Country of incorporation is based on domicile of the ultimate parent company.

(c)          Total notional for all counterparties.  Fair values are reported only when the FHLBNY has an exposure.  Fair values in a liability position represent our exposure to counterparties, and this information is not reported in the above tables.

Table 9.7:               Notional and Fair Value by Contractual Maturity (in thousands):

	March 31, 2013		December 31, 2012
	Notional	Fair Value	Notional	Fair Value
Maturity less than one year	$39,633,130	$22,251	$46,503,770	$66,329
Maturity from one year to less than three years	20,161,462	(262,208)	22,957,351	(247,655)
Maturity from three years to less than five years	18,781,527	(1,640,220)	19,184,088	(2,104,432)
Maturity from five years or greater	17,200,884	(787,312)	14,835,082	(626,782)
Delivery Commitments	26,249	49	25,217	(32)
	$95,803,252	$(2,667,440)	$103,505,508	$(2,912,572)

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

Quarterly average reserve requirements and actual reserves are summarized below (in millions).  We met these requirements at all times.

Table 10.1:        Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2013	$1,867	$57,676	$55,809
December 31, 2012	1,979	61,032	59,053

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:        Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2013	$7,033	$25,763	$18,730
December 31, 2012	6,077	23,434	17,357

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:        Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2013	$2,135	$25,559	$23,424
December 31, 2012	1,753	23,412	21,659

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

Cash flows

Cash and due from banks was $4.7 billion at March 31, 2013, compared to $7.6 billion at December 31, 2012.  Large cash balances were at the Federal Reserve Bank (“FRB”) at year-end, and throughout the year, to avoid potential credit issues that may arise if invested in unsecured overnight deposits at other financial institutions.  Generally, we maintain funds at the FRB for liquidity purposes for our members.

The following discussion highlights the major activities and transactions that affected our cash flows.  See Table 5.12 for a fuller understanding of cash held at the FRB.  Also see Statements of Cash Flows.

Cash flows from operating activities – Our operating assets and liabilities support our lending activities to members.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven borrowing, investment strategies and market conditions.  Management believes cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund our operating liquidity needs.

Net cash provided by operating activities was $140.6 million in the three months ended March 31, 2013, compared to $172.0 million in the three months ended March 31, 2012.  Net cash generated from operating activities was higher than Net income largely as a result of adjustments for noncash items such as the amounts set aside from Net income for the Affordable Housing Program, provisions for mortgage credit losses, depreciation and amortization, net changes in accrued interest receivable, and by derivative financing elements, which are associated with cash flows with off-market terms.

For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps had been executed, which at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts reclassified within the Statements of Cash Flows from Operating expenses to Financing activities were $56.6 million in the three months ended March 31, 2013 and $70.3 million in the three months ended March 31, 2012, and represented interest payments to certain swap counterparties for the off-market swaps.

Cash flows from investing activities – Our investing activities predominantly were the advances originated to be held for portfolio, the MBS investment portfolios, mortgage loans (MPF) held for portfolio, and other short-term interest-earning assets.  In three months ended March 31, 2013, investing activities were a net user of cash of $1.9 billion.  This resulted primarily from net increase in overnight investments in Federal funds sold, and investment securities purchased.  Cashflows from Advance were a net “provider”, as cash collected from maturing advances exceeded advances made in the period.  In the same period in 2012, investing activities were a net user of $8.6 billion in cash, primarily due to overnight investments in Federal funds sold, investment securities purchased and increase in advances made to members.

Short-term Borrowings and Short-term Debt – Our primary source of funds is the issuance of FHLBank debt.  Consolidated obligation discount notes are issued with maturities up to one year and provide us with short-term funds.  Discount notes are principally used in funding short-term advances, some long-term advances, as well as money market instruments.  We also issue short-term consolidated obligation bonds as part of our asset-liability management strategy.  We may also borrow from another FHLBank, generally for a period of one day.  Such borrowings have been insignificant historically.

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:        Short-term Debt

			Consolidated Obligations-Bonds With Original
	Consolidated Obligations-Discount Notes		Maturities of One Year or Less
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Outstanding at end of the period (a)	$32,554,976	$29,779,947	$16,000,000	$15,600,000
Weighted-average rate at end of the period	0.11%	0.13%	0.18%	0.19%
Average outstanding for the period (a)	$29,869,014	$26,112,900	$16,298,889 (b)	$15,337,500 (b)
Weighted-average rate for the period	0.12%	0.11%	0.19%	0.20%
Highest outstanding at any month-end (a)	$32,554,975	$33,717,806	$17,600,000	$17,675,000

(a)         Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b)         The amount represents the monthly average par value outstanding balance at the reported dates.

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

The FHLBNY’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks.  The FHLBNY has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations.  The valuation of this contingent liability is therefore not recorded on the balance sheet of the FHLBNY.  The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $0.7 trillion at March 31, 2013 and December 31, 2012.  The par value of the FHLBNY’s participation in consolidated obligations, for which we are the primary obligor, was $92.8 billion and $93.6 billion at March 31, 2013 and December 31, 2012.  At March 31, 2013 and December 31, 2012, the FHLBNY had committed to the issuance of $1.1 billion in consolidated obligation discount notes as part of cash flow hedging strategy, described as “Cash flow hedges of rolling issuances of discount notes” in Note 16.  Derivatives and Hedging Strategies.

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

For additional information on the FHLBNY’s joint and several liability and off-balance sheet arrangements, see Note 18. Commitments and Contingencies.

Contractual Obligations – In the ordinary course of operations, the Bank enters into certain contractual obligations. Such obligations primarily consist of consolidated obligations for which we are the primary obligor.  We have contractual obligations under our pension and retirement plans.  We have entered into derivative financial instruments, as part of the Bank’s interest rate risk management, and which have created contractual obligations.

The following table summarizes the Bank’s significant contractual obligations as of March 31, 2013 (in thousands):

Table 10.5:        Contractual Obligations

	March 31, 2013
	Contractual Obligations by Year
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
In thousands	One Year	to Three Years	to Five Years	Five Years	Total
Long-term debt obligations - principal	$38,286,850	$10,514,170	$5,074,120	$6,319,965	$60,195,105
Long-term debt obligations - interest payments (a)	280,352	189,295	93,157	146,812	709,616
Other liabilities (b)	105,887	4,235	4,727	49,522	164,371

Total	$38,673,089	$10,707,700	$5,172,004	$6,516,299	$61,069,092

(a)         Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on the FHLBNY’s outstanding long-term debt as of March 31, 2013 to the contractual payment obligations on long-term debt for each of the periods disclosed in the table.  At March 31, 2013, the FHLBNY’s overall weighted average contractual interest rate for long-term debt was 1.18%.

(b)         Includes accounts payable and accrued expenses, Pass-through reserves at the FRB on behalf of certain members of the FHLBNY recorded in Other liabilities on the Statement of Condition.  Also includes projected payment obligations for the Postretirement Health Benefit Plan and Benefit Equalization Plan.  For more information about these employee retirement plans, see Note 15.  Employee Retirement Plans.

There has been no material change with respect to lease obligations that was previously disclosed in the Bank’s most recent Form 10-K filed on March 25, 2013.

Legislative and Regulatory Developments

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies.

The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and to be subject to certain prudential standards. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a three-stage process in making its determinations consisting of:

•      A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding;

•      A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•      A third stage analyzing the subject nonbank financial company using information collected directly from it. The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the FHLBanks, the FHFA). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If an FHLBank is designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then its operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities.” The final rule provides that a company is “predominantly engaged in financial activities” and thus a “nonbank financial company” if:

•                  as determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company’s consolidated annual gross revenues in that fiscal year, or (ii) the company’s consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company’s consolidated total assets as of the end that fiscal year; or

•                  based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a “nonbank financial company,” or the Federal Reserve Board, with respect to the definition of a “significant nonbank financial company,” that (i) the consolidated annual gross financial revenues of the company represent 85 % or more of the company’s consolidated annual gross revenues, or (ii) the consolidated total financial assets of the company represent 85% or more of the company’s consolidated total assets.

Under the final rule, the FHLBanks would likely be a nonbank financial company.

The final rule also defines the terms “significant nonbank financial company” to mean (i) any nonbank financial company supervised by the Board; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year; and “significant bank holding company” as ‘‘any bank holding company or company that is, or is treated in the United States as, a bank holding company, that had $50 billion or more in total consolidated assets as of the end of the most recently completed calendar year.’’

If an FHLBank is designated for supervision by the Board (and therefore a significant nonbank financial company), the designated FHLBank would be subject to increased supervision and oversight as described above.

Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform.

The Oversight Council requested comments on certain proposed recommendations for structural reforms of MMFs. The comment deadline was February 15, 2013. The Oversight Council stated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for FHLBank System consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, these reforms could cause the FHLBanks’ funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact the FHLBanks’ results of operations.

Consumer Financial Protection Bureau (CFPB) Final Qualified Mortgage Rule.

In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable “safe harbor” from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender’s mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the FHFA announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a “QM” under those underwriting standards starting January 10, 2014. The underwrting standards require lenders to consider, among other factors, the borrower’s current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations and the borrower’s total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued the final Ability to Repay/final QM standards, the CFPB also issued a proposal that would allow small creditors

(generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due by February 25, 2013. The QM liability safe harbor could provide incentives to lenders, including the FHLBanks’ members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members’ mortgage loan lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Basel Committee on Banking Supervision - Liquidity Framework.

On January 6, 2013, the Basel Committee on Banking Supervision (the Basel Committee) announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (LCR). The amendments include the following: (1) revisions to the definition of high quality liquid assets (HQLA) and net cash outflows; (2) a timetable for phase-in of the standard; (3) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period; and (4) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendment, the LCR buffer would be set at 60% of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100% four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. In late February, it was reported that the U.S. banking regulators expect to customize the Basel III liquidity rules and expect to issue their final rules later in 2013.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, the March 2012, June 2012, September 2012, December 2012 and March 2013 rates were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the first quarter of 2012 and the first quarter of 2013):

	Base Case DOE	-200bps DOE	+200bps DOE
March 31, 2013	-0.05	N/A	2.55
December 31, 2012	-1.46	N/A	2.02
September 30, 2012	-0.96	N/A	2.43
June 30, 2012	-0.36	N/A	3.06
March 31, 2012	0.72	N/A	3.74

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

One Year Re-pricing Gap
March 31, 2013	$5.595 Billion
December 31, 2012	$6.259 Billion
September 30, 2012	$6.155 Billion
June 30, 2012	$5.762 Billion
March 31, 2012	$5.354 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2012 and the first quarter of 2013):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
March 31, 2013	N/A	16.17%
December 31, 2012	N/A	14.21%
September 30, 2012	N/A	17.94%
June 30, 2012	N/A	8.16%
March 31, 2012	N/A	8.87%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2012 and the first quarter of 2013):

	Down- shock Change in MVE	+200bps Change in MVE
March 31, 2013	N/A	-3.01%
December 31, 2012	N/A	-1.18%
September 30, 2012	N/A	-1.58%
June 30, 2012	N/A	-3.01%
March 31, 2012	N/A	-4.72%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of March 31, 2013 and December 31, 2012 (in millions):

	Interest Rate Sensitivity March 31, 2013
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years

Interest-earning assets:
Non-MBS Investments	$17,957	$172	$556	$359	$692
MBS Investments	7,362	194	554	611	3,876
Adjustable-rate loans and advances	14,541	—	—	—	—
Net unswapped	39,860	366	1,110	970	4,568

Fixed-rate loans and advances	12,797	2,792	11,810	15,887	10,661
Swaps hedging advances	39,520	(2,452)	(11,084)	(15,447)	(10,537)
Net fixed-rate loans and advances	52,317	340	726	440	124

Total interest-earning assets	$92,177	$706	$1,836	$1,410	$4,692

Interest-bearing liabilities:
Deposits	$2,087	$16	$—	$—	$—

Discount notes	32,405	150	—	—	—
Swapped discount notes	(1,106)	—	—	—	1,106
Net discount notes	31,299	150	—	—	1,106

Consolidated Obligation Bonds
FHLB bonds	30,487	8,166	10,770	5,058	5,842
Swaps hedging bonds	22,886	(7,803)	(8,612)	(3,070)	(3,401)
Net FHLB bonds	53,373	363	2,158	1,988	2,441

Total interest-bearing liabilities	$86,759	$529	$2,158	$1,988	$3,547
Post hedge gaps (a):
Periodic gap	$5,418	$177	$(322)	$(578)	$1,145
Cumulative gaps	$5,418	$5,595	$5,273	$4,695	$5,840

	Interest Rate Sensitivity December 31, 2012
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years

Interest-earning assets:
Non-MBS Investments	$15,280	$259	$529	$256	$449
MBS Investments	8,173	220	367	346	3,592
Adjustable-rate loans and advances	14,961	—	—	—	—
Net unswapped	38,414	479	896	602	4,041

Fixed-rate loans and advances	14,845	2,232	12,489	18,645	9,120
Swaps hedging advances	40,889	(1,746)	(11,802)	(18,421)	(8,919)
Net fixed-rate loans and advances	55,734	486	687	224	201

Total interest-earning assets	$94,148	$965	$1,583	$826	$4,242

Interest-bearing liabilities:
Deposits	$2,043	$—	$—	$—	$—

Discount notes	29,315	464	—	—	—
Swapped discount notes	(1,106)	—	—	—	1,106
Net discount notes	28,209	464	—	—	1,106

Consolidated Obligation Bonds
FHLB bonds	29,201	14,454	12,881	2,635	4,794
Swaps hedging bonds	28,481	(13,998)	(10,897)	(915)	(2,671)
Net FHLB bonds	57,682	456	1,984	1,720	2,123

Total interest-bearing liabilities	$87,934	$920	$1,984	$1,720	$3,229
Post hedge gaps (a):
Periodic gap	$6,214	$45	$(401)	$(894)	$1,013
Cumulative gaps	$6,214	$6,259	$5,858	$4,964	$5,977

(a) Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at March 31, 2013.  Based on this evaluation, they concluded that as of March 31, 2013, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Federal Home Loan Bank of New York is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  There has been no material change with respect to a continuing legal proceeding involving the FHLBNY that was previously disclosed in Part 1, Item 3 of the FHLBNY’s 2012 Annual Report on Form 10-K filed on March 25, 2013.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the “Part I — Item 1A - Risk Factors” section of the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

10.01	Bank Amended and Restated Severance Pay Plan (a)		10-K	3/25/2013
10.02	Qualified Defined Contribution Plan (a)		10-K	3/25/2013
10.03	Bank Amended and Restated Profit Sharing Plan (a)		10-K	3/25/2013
31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.01

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL interactive data files: (i) Statements of Condition (Unaudited) at March 31, 2013, and December 31, 2012; (ii) Statements of Income (Unaudited) for the Three Months ended March 31, 2013 and 2012; (iii) Statements of Comprehensive Income (Unaudited) for the Three Months ended March 31, 2013 and 2012 (iv) Statements of Capital (Unaudited) for the Three Months ended March 31, 2013 and 2012; (v) Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2013 and 2012; and (vi) Notes to Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101.01 is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and otherwise not subject to the liability of that section.

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

Date: May 10, 2013