Form 10-Q
period 2013-06-30
Federal Home Loan Bank of New York
filed 2013-08-09
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2013 was 53,954,813.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (in thousands, except par value of capital stock)

As of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
Assets
Cash and due from banks (Note 3)	$5,939,601	$7,553,188
Federal funds sold (Note 4)	11,413,000	4,091,000
Available-for-sale securities, net of unrealized gains of $19,464 at June 30, 2013 and $22,506 at December 31, 2012 (Note 6)	1,881,553	2,308,774
Held-to-maturity securities (Note 5)	10,980,193	11,058,764
Advances (Note 7) (Includes $11,702,541 at June 30, 2013 and $500,502 at December 31, 2012 at fair value under the fair value option)	84,701,883	75,888,001
Mortgage loans held-for-portfolio, net of allowance for credit losses of $6,414 at June 30, 2013 and $6,982 at December 31, 2012 (Note 8)	1,928,337	1,842,816
Accrued interest receivable	183,624	179,044
Premises, software, and equipment	12,410	11,576
Derivative assets (Note 16)	18,274	41,894
Other assets	13,796	13,743

Total assets	$117,072,671	$102,988,800

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,618,845	$1,994,974
Non-interest-bearing demand	23,694	19,537
Term	53,000	40,000

Total deposits	1,695,539	2,054,511

Consolidated obligations, net (Note 10)
Bonds (Includes $19,310,729 at June 30, 2013 and $12,740,883 at December 31, 2012 at fair value under the fair value option)	64,537,643	64,784,321
Discount notes (Includes $963,072 at June 30, 2013 and $1,948,987 at December 31, 2012 at fair value under the fair value option)	43,886,582	29,779,947

Total consolidated obligations	108,424,225	94,564,268

Mandatorily redeemable capital stock (Note 12)	25,437	23,143

Accrued interest payable	126,315	127,664
Affordable Housing Program (Note 11)	122,251	134,942
Derivative liabilities (Note 16)	407,455	426,788
Other liabilities	163,581	165,655

Total liabilities	110,964,803	97,496,971

Commitments and Contingencies (Notes 12, 16 and 18)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares: 52,789 at June 30, 2013 and 47,975 at December 31, 2012	5,278,930	4,797,457
Retained earnings
Unrestricted	822,368	797,567
Restricted (Note 12)	127,082	96,185
Total retained earnings	949,450	893,752
Total accumulated other comprehensive loss (Note 13)	(120,512)	(199,380)

Total capital	6,107,868	5,491,829

Total liabilities and capital	$117,072,671	$102,988,800

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (in thousands, except per share data)

For the three and six months ended June 30, 2013 and 2012

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income
Advances (Note 7)	$100,780	$134,385	$210,773	$271,657
Interest-bearing deposits (Note 3)	588	965	1,399	1,622
Federal funds sold (Note 4)	3,131	4,443	7,396	6,803
Available-for-sale securities (Note 6)	4,358	6,086	9,111	12,772
Held-to-maturity securities (Note 5)	58,433	69,600	118,174	138,935
Mortgage loans held-for-portfolio (Note 8)	17,012	16,338	33,806	32,165
Loans to other FHLBanks (Note 19)	4	1	18	2

Total interest income	184,306	231,818	380,677	463,956

Interest expense
Consolidated obligations-bonds (Note 10)	71,729	97,468	147,572	197,234
Consolidated obligations-discount notes (Note 10)	17,001	12,744	34,088	22,939
Deposits (Note 9)	149	178	311	422
Mandatorily redeemable capital stock (Note 12)	229	413	482	1,174
Cash collateral held and other borrowings (Note 19)	2	7	4	24

Total interest expense	89,110	110,810	182,457	221,793

Net interest income before provision for credit losses	95,196	121,008	198,220	242,163

Provision/(Reversal) for credit losses on mortgage loans	242	(202)	205	659

Net interest income after provision for credit losses	94,954	121,210	198,015	241,504

Other income (loss)
Service fees and other	2,584	2,135	4,939	4,055
Instruments held at fair value - Unrealized gains (Note 17)	7,243	2,106	10,922	9,304

Total OTTI losses	—	(75)	—	(370)
Net amount of impairment losses reclassified from Accumulated other comprehensive loss	—	(693)	—	(956)
Net impairment losses recognized in earnings	—	(768)	—	(1,326)

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 16)	12,876	(391)	14,259	23,835
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Notes 5 and 6)	—	—	—	256
Losses from extinguishment of debt	(982)	(4,852)	(8,913)	(19,630)

Total other income (loss)	21,721	(1,770)	21,207	16,494

Other expenses
Operating	6,797	7,064	14,022	14,463
Compensation and benefits	13,301	13,177	27,407	27,407
Finance Agency and Office of Finance	2,640	3,028	6,091	6,645

Total other expenses	22,738	23,269	47,520	48,515

Income before assessments	93,937	96,171	171,702	209,483

Affordable Housing Program Assessments (Note 11)	9,416	9,659	17,218	21,066

Net income	$84,521	$86,512	$154,484	$188,417

Basic earnings per share (Note 14)	$1.78	$1.89	$3.28	$4.18

Cash dividends paid per share	$0.99	$1.12	$2.12	$2.38

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (in thousands)

For the three and six months ended June 30, 2013 and 2012

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net Income	$84,521	$86,512	$154,484	$188,417
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities
Unrealized (losses) gains	(2,251)	4,679	(3,042)	5,145
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	—	—	—	(132)
Reclassification of non-credit portion included in net income	—	693	—	1,088
Accretion of non-credit portion	2,655	2,787	5,249	5,246
Total net non-credit portion of other-than-temporary impairment gains on held-to-maturity securities	2,655	3,480	5,249	6,202
Net unrealized gains/losses relating to hedging activities
Unrealized gains (losses)	57,494	(43,975)	74,038	(27,473)
Reclassification of losses included in net income	795	1,212	1,862	2,214
Total net unrealized gains (losses) relating to hedging activities	58,289	(42,763)	75,900	(25,259)
Pension and postretirement benefits	380	687	761	687
Total other comprehensive income (loss)	59,073	(33,917)	78,868	(13,225)
Total comprehensive income	$143,594	$52,595	$233,352	$175,192

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital - Unaudited (in thousands, except per share data)

For the six months ended June 30, 2013 and 2012

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2011	44,906	$4,490,601	$722,198	$24,039	$746,237	$(190,427)	$5,046,411

Proceeds from issuance of capital stock	23,712	2,371,201	—	—	—	—	2,371,201
Repurchase/redemption of capital stock	(19,736)	(1,973,558)	—	—	—	—	(1,973,558)
Shares reclassified to mandatorily redeemable capital stock	—	(45)	—	—	—	—	(45)
Cash dividends ($2.38 per share) on capital stock	—	—	(107,235)	—	(107,235)	—	(107,235)
Comprehensive income (loss)	—	—	150,734	37,683	188,417	(13,225)	175,192

Balance, June 30, 2012	48,882	$4,888,199	$765,697	$61,722	$827,419	$(203,652)	$5,511,966

Balance, December 31, 2012	47,975	$4,797,457	$797,567	$96,185	$893,752	$(199,380)	$5,491,829

Proceeds from issuance of capital stock	21,849	2,184,908	—	—	—	—	2,184,908
Repurchase/redemption of capital stock	(16,994)	(1,699,373)	—	—	—	—	(1,699,373)
Shares reclassified to mandatorily
redeemable capital stock	(41)	(4,062)	—	—	—	—	(4,062)
Cash dividends ($2.12 per share) on capital stock	—	—	(98,786)	—	(98,786)	—	(98,786)
Comprehensive income	—	—	123,587	30,897	154,484	78,868	233,352

Balance, June 30, 2013	52,789	$5,278,930	$822,368	$127,082	$949,450	$(120,512)	$6,107,868

(a)         Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the six months ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012
Operating activities

Net Income	$154,484	$188,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	46,874	8,556
Concessions on consolidated obligations	2,216	2,274
Premises, software, and equipment	1,904	2,226
Provision for credit losses on mortgage loans	205	659
Net realized gains from redemption of held-to-maturity securities	—	(256)
Credit impairment losses on held-to-maturity securities	—	1,326
Change in net fair value adjustments on derivatives and hedging activities	40,212	137,714
Change in fair value adjustments on financial instruments held at fair value	(10,922)	(9,304)
Losses from extinguishment of debt	8,913	19,630
Net change in:
Accrued interest receivable	(6,692)	4,179
Derivative assets due to accrued interest	8,615	8,414
Derivative liabilities due to accrued interest	2,296	(3,649)
Other assets	2,790	650
Affordable Housing Program liability	(12,691)	4,506
Accrued interest payable	(3,009)	(6,485)
Other liabilities	(6,747)	(1,484)
Total adjustments	73,964	168,956
Net cash provided by operating activities	228,448	357,373
Investing activities
Net change in:
Interest-bearing deposits	872,521	(95,302)
Federal funds sold	(7,322,000)	(6,469,000)
Deposits with other FHLBanks	(187)	(63)
Premises, software, and equipment	(2,739)	(1,394)
Held-to-maturity securities:
Purchased	(1,078,014)	(2,902,292)
Repayments	1,160,510	1,230,778
In-substance maturities	—	4,998
Available-for-sale securities:
Repayments	425,465	408,892
Proceeds from sales	425	342
Advances:
Principal collected	226,482,094	251,363,550
Made	(236,484,270)	(258,124,025)
Mortgage loans held-for-portfolio:
Principal collected	183,351	160,779
Purchased	(275,777)	(382,451)
Proceeds from sales of REO	653	761
Net cash used in investing activities	(16,037,968)	(14,804,427)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the six months ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012
Financing activities
Net change in:
Deposits and other borrowings	$(361,158)	$(398,916)
Derivative contracts with financing element	(113,379)	(140,038)
Consolidated obligation bonds:
Proceeds from issuance	30,103,464	33,826,349
Payments for maturing and early retirement	(29,899,476)	(28,292,074)
Net payments on bonds transferred to other FHLBanks (a)	(28,943)	—
Consolidated obligation discount notes:
Proceeds from issuance	81,022,928	75,662,731
Payments for maturing	(66,912,484)	(76,452,496)
Capital stock:
Proceeds from issuance of capital stock	2,184,908	2,371,201
Payments for repurchase/redemption of capital stock	(1,699,373)	(1,973,558)
Redemption of mandatorily redeemable capital stock	(1,768)	(12,837)
Cash dividends paid (b)	(98,786)	(107,235)
Net cash provided by financing activities	14,195,933	4,483,127
Net decrease in cash and due from banks	(1,613,587)	(9,963,927)
Cash and due from banks at beginning of the period	7,553,188	10,877,790
Cash and due from banks at end of the period	$5,939,601	$913,863

Supplemental disclosures:
Interest paid	$192,274	$247,821
Affordable Housing Program payments (c)	$29,909	$16,560
Transfers of mortgage loans to real estate owned	$2,460	$846
Portion of non-credit OTTI gains on held-to-maturity securities	$—	$(956)

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

For more information about the AHP, see the Bank’s most recent Form 10-K filed on March 25, 2013.

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

Change in Accounting Principle

During the period ended December 31, 2012, the FHLBNY changed its presentation of the amortization of fair value hedge basis adjustments of modified advances.  From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance.  If the FHLBNY determines the modification is minor, the subsequent advance is considered a modification of the original advance.  If the modified advance is also hedged under a qualifying fair value hedge, the fair value basis adjustment at the modification date will be amortized over the life of the modified advance on a level-yield basis even if the modified advance was designated after modification in a fair value hedge relationship.  Prior to the change, the FHLBNY had previously made an accounting policy election to present the amortization of the hedge basis adjustment as a component of Interest income from advances.  FHLBNY began presenting the amortization of fair value basis of the modified hedged advance in Other income (loss) as a Net realized and unrealized gains (losses) on derivatives and hedging activities.  The change in presentation is preferable as the Interest income from advances would not be impacted by the amortization if the advance is continuously hedged, and the total Interest income and Net interest income would more closely reflect the economics of the FHLBNY’s interest margin.  The preferability of one acceptable method of accounting over another for hedge adjustments to an hedged item, which continues to be hedged when simultaneously dedesignated from one hedge relationship and redesignated into another hedge relationship, has not been addressed in any authoritative accounting literature.  The FHLBNY reclassified the appropriate line items in the Statements of Income for the three and six months ended June 30, 2012, which reflects an increase in reported Interest income from Advances within Net interest income by $29.3 million and $58.2 million and corresponding decreases in Net realized and unrealized gains (losses) from derivatives and hedging activities in Other income (loss).  The change in presentation had no impact on Net income for any periods in this report since the change impacted only the presentation of the amortization of the hedge basis adjustment.

The following table summarizes the reclassifications (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2012	2012	2012
	Adjusted	As Previously Reported	Adjusted	As Previously Reported
Interest income
Advances	$134,385	$105,105	$271,657	$213,500
Total interest income	231,818	202,538	463,956	405,799
Net interest income before provision for credit losses	121,008	91,728	242,163	184,006
Net interest income after provision for credit losses	121,210	91,930	241,504	183,347

Other income (loss)
Net realized and unrealized (losses) gains on derivatives and hedging activities	(391)	28,889	23,835	81,992

Total other (loss) income	(1,770)	27,510	16,494	74,651

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

The new disclosures requirements should enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those financial statements in accordance with International Financial Reporting Standards (“IFRS”).  On adoption, this guidance will require the FHLBNY to disclose both gross and net information about certain financial instruments and derivative instruments, which are either offset on the statement of condition or subject to an enforceable master netting arrangement or similar agreement.  This guidance became effective for interim and annual periods beginning January 1, 2013 and was applied retrospectively for all comparative periods presented.  The application of this guidance resulted in additional disclosures and had no impact on the FHLBNY’s financial condition, results of operations or cash flows.  See Note 16.  Derivatives and Hedging Activities.

Note   2.                   Recently Issued Accounting Standards and Interpretations.

Joint and Several Liability Arrangements.  In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-04, Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors.  In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively for obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption.

The FHLBanks issue Consolidated Obligation debt for which each FHLBank, including the FHLBNY, is jointly and severally liable.  If an FHLBank were to default on its payment, the non-defaulting FHLBanks may be required to make a payment on behalf of the defaulting FHLBank.  The amount of the payment would be based on the allocation determined by the Federal Housing Finance Agency (“FHFA”) under its regulatory authority.  When a

Consolidated obligation debt is issued, a FHLBank records a liability for its direct obligation.  No FHLBank receives a fee for assuming its joint and several liability.  Historically, the FHLBanks have accounted for its joint and several liability using the accounting guidance for a related-party guarantee, and each FHLBank discloses its obligation of Consolidated obligations (other than Consolidated obligation Discount Notes with a maturity of one year or less) for which it is the primary obligor in a Form 8-K filing.  In each periodic filing with the Securities and Exchange Commission, the FHLBanks also disclose their joint and several obligations.  The FHLBanks record their liability for debt issuances for which it is the direct obligor, and no amounts are recorded for the joint and several obligations.

Upon adoption of ASU No. 2013-04 on January 1, 2014, the FHLBanks will continue to recognize the Consolidated obligations for which it is the direct obligor as a liability and recognize $0 as the amount it expects to pay on behalf of the other FHLBanks.  Adoption of ASU No. 2013-04 will have no impact on the FHLBNY’s financial condition, results of operations or cash flows.

See Note 10. Consolidated Obligations, and Note 18. Commitments and Contingencies for disclosures specific to the FHLBNY’s joint and several obligations.

Framework For Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  On April 9, 2012, the FHFA, the FHLBank’s regulator, issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that establishes adverse classification, identification of Special Mention assets and off-balance sheet credit exposures.  The guidance is expected to be applied prospectively, and was effective at issuance.  However, the FHFA issued additional guidance that extends the effective date of the classification guidelines in the Advisory Bulletin to January 1, 2014.

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

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $89.5 million and $85.1 million as of June 30, 2013 and December 31, 2012.  The FHLBNY includes member reserve balances in Other liabilities in the Statements of Condition.

Cash Collateral Pledged to Derivative Counterparties

The FHLBNY executes derivatives with major swap dealers and financial institutions (“derivative counterparties” or “counterparties”), and enters into bilateral collateral agreements.  Beginning June 10, 2013, certain of the FHLBNY’s derivatives are cleared and settled through one or several Derivative Clearing Organizations (“DCO”) as mandated under the Dodd-Frank Act.  The FHLBNY considers the DCO as a derivative counterparty.  When derivative counterparties are exposed, the FHLBNY would typically post cash as pledged collateral to mitigate the counterparty’s credit exposure.  See Credit Risk due to nonperformance by counterparties within Note 16. Derivatives and Hedging activities.

At June 30, 2013 and December 31, 2012, the FHLBNY had deposited $1.7 billion and $2.5 billion with counterparties and these amounts earned interest generally at the overnight Federal funds rate.  The cash posted was recorded as a deduction to Derivative liabilities, as provided under master netting agreements or under a legal netting opinion.

Note   4. Federal Funds Sold.

Federal funds sold are unsecured overnight advances to financial institution counterparties.  At June 30, 2013 and December 31, 2012, amounts outstanding were $11.4 billion and $4.1 billion.  The daily average Federal funds sold in the three and six months ended June 30, 2013 was $13.5 billion and $13.4 billion.  The daily average in the comparable periods in 2012 was $12.1 billion and $11.3 billion.  In the 12 months ended December 31, 2012, the daily average was $11.4 billion.

Note 5.                   Held-to-Maturity Securities.

Major Security Types (in thousands)

	June 30, 2013
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$370,352	$—	$370,352	$27,198	$—	$397,550
Freddie Mac	110,168	—	110,168	6,819	—	116,987
Total pools of mortgages	480,520	—	480,520	34,017	—	514,537

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,172,673	—	2,172,673	17,871	—	2,190,544
Freddie Mac	2,049,373	—	2,049,373	19,196	(10)	2,068,559
Ginnie Mae	52,431	—	52,431	680	—	53,111
Total CMOs/REMICs	4,274,477	—	4,274,477	37,747	(10)	4,312,214

Commercial Mortgage-Backed Securities
Fannie Mae	1,332,873	—	1,332,873	9,002	(25,663)	1,316,212
Freddie Mac	3,722,662	—	3,722,662	104,197	(49,581)	3,777,278
Total commercial mortgage-backed securities	5,055,535	—	5,055,535	113,199	(75,244)	5,093,490

Non-GSE MBS (b)
CMOs/REMICs	60,569	(767)	59,802	2,201	(639)	61,364

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	122,374	—	122,374	2,303	—	124,677
Home equity loans (insured) (c)	191,086	(42,177)	148,909	58,212	(1,143)	205,978
Home equity loans (uninsured)	125,218	(15,277)	109,941	14,316	(9,794)	114,463
Total asset-backed securities	438,678	(57,454)	381,224	74,831	(10,937)	445,118

Total MBS	10,309,779	(58,221)	10,251,558	261,995	(86,830)	10,426,723

Other
State and local housing finance agency obligations	728,635	—	728,635	1,214	(55,780)	674,069

Total Held-to-maturity securities	$11,038,414	$(58,221)	$10,980,193	$263,209	$(142,610)	$11,100,792

	December 31, 2012
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$459,114	$—	$459,114	$37,312	$—	$496,426
Freddie Mac	133,347	—	133,347	9,462	—	142,809
Total pools of mortgages	592,461	—	592,461	46,774	—	639,235

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,602,017	—	2,602,017	24,940	—	2,626,957
Freddie Mac	2,484,560	—	2,484,560	27,058	(1)	2,511,617
Ginnie Mae	64,681	—	64,681	854	—	65,535
Total CMOs/REMICs	5,151,258	—	5,151,258	52,852	(1)	5,204,109

Commercial Mortgage-Backed Securities
Fannie Mae	930,982	—	930,982	30,272	(593)	960,661
Freddie Mac	3,128,561	—	3,128,561	266,562	—	3,395,123
Ginnie Mae	2,969	—	2,969	27	—	2,996
Total commercial mortgage-backed securities	4,062,512	—	4,062,512	296,861	(593)	4,358,780

Non-GSE MBS (b)
CMOs/REMICs	106,063	(1,006)	105,057	3,336	(537)	107,856

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	132,551	—	132,551	1,531	(1,810)	132,272
Home equity loans (insured) (c)	204,500	(45,676)	158,824	49,531	(944)	207,411
Home equity loans (uninsured)	135,290	(16,789)	118,501	15,354	(10,634)	123,221
Total asset-backed securities	472,341	(62,465)	409,876	66,416	(13,388)	462,904

Total MBS	10,384,635	(63,471)	10,321,164	466,239	(14,519)	10,772,884

Other
State and local housing finance agency obligations	737,600	—	737,600	2,097	(56,025)	683,672

Total Held-to-maturity securities	$11,122,235	$(63,471)	$11,058,764	$468,336	$(70,544)	$11,456,556

(a)          Unrecognized gross holding gains and losses represent the difference between fair value and carrying value of a held-to-maturity security.  At June 30, 2013 and December 31, 2012, the FHLBNY had pledged MBS with an amortized cost basis of $2.3 million and $2.8 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

(b)          These are private-label mortgage- and asset-backed securities.

(c)           Amortized cost — Bonds collateralized by manufactured housing are insured by Assured Guaranty Municipal Corp. (“AGM”); they totaled $122.4 million and $132.6 million at June 30, 2013 and December 31, 2012.  Asset-backed securities (supported by home equity loans) insured by AGM were $67.7 million and $69.8 million at June 30, 2013 and December 31, 2012.  Asset-backed securities (supported by home equity loans) insured by Ambac and MBIA, together, were $123.4 million and $134.7 million at June 30, 2013 and December 31, 2012.  For the purpose of calculating OTTI, the FHLBNY has determined that it will rely on Ambac and MBIA for projected cash flow shortfalls only through September 30, 2013.

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

	June 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$288,530	$(55,780)	$288,530	$(55,780)
MBS Investment Securities
MBS-GSE
Fannie Mae	708,194	(25,663)	—	—	708,194	(25,663)
Freddie Mac	1,746,125	(49,591)	—	—	1,746,125	(49,591)
Total MBS-GSE	2,454,319	(75,254)	—	—	2,454,319	(75,254)
MBS-Private-Label	63,961	(740)	231,431	(13,519)	295,392	(14,259)
Total MBS	2,518,280	(75,994)	231,431	(13,519)	2,749,711	(89,513)
Total	$2,518,280	$(75,994)	$519,961	$(69,299)	$3,038,241	$(145,293)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$309,295	$(56,025)	$309,295	$(56,025)
MBS Investment Securities
MBS-GSE
Fannie Mae	192,268	(593)	—	—	192,268	(593)
Freddie Mac	453	(1)	—	—	453	(1)
Total MBS-GSE	192,721	(594)	—	—	192,721	(594)
MBS-Private-Label	61,742	(595)	297,585	(19,207)	359,327	(19,802)
Total MBS	254,463	(1,189)	297,585	(19,207)	552,048	(20,396)
Total	$254,463	$(1,189)	$606,880	$(75,232)	$861,343	$(76,421)

Investments in housing finance agency obligations had gross unrealized losses totaling $55.8 million and $56.0 million at June 30, 2013 and December 31, 2012 for continuous periods of 12 months or longer at those dates.  Management has analyzed the fair values of the bonds, and has concluded that the gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has also reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of June 30, 2013 and December 31, 2012, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations.  As a result, the Bank expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the Bank may experience OTTI in future periods.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$13,655	$14,145	$15,040	$15,853
Due after five years through ten years	95,815	92,143	60,885	59,531
Due after ten years	619,165	567,781	661,675	608,288
State and local housing finance agency obligations	728,635	674,069	737,600	683,672

Mortgage-backed securities
Due in one year or less	157	157	—	—
Due after one year through five years	609,346	628,721	156,317	166,810
Due after five years through ten years	4,662,899	4,690,863	4,219,907	4,521,574
Due after ten years	5,037,377	5,106,982	6,008,411	6,084,500
Mortgage-backed securities	10,309,779	10,426,723	10,384,635	10,772,884

Total Held-to-maturity securities	$11,038,414	$11,100,792	$11,122,235	$11,456,556

(a)         Amortized cost is net of unamortized discounts and premiums of $36.6 million and $28.0 million at June 30, 2013 and December 31, 2012.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	June 30, 2013		December 31, 2012
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$188,169	$186,713	$453,907	$452,034
Floating	4,121,546	4,121,547	4,740,385	4,740,385
Total CMO	4,309,715	4,308,260	5,194,292	5,192,419
CMBS
Fixed	4,641,115	4,641,115	3,625,505	3,625,505
Floating	414,420	414,420	437,007	437,007
Total CMBS	5,055,535	5,055,535	4,062,512	4,062,512
Pass Thru (a)
Fixed	845,508	789,750	1,018,578	958,014
Floating	99,021	98,013	109,253	108,219
Total Pass Thru	944,529	887,763	1,127,831	1,066,233
Total MBS	10,309,779	10,251,558	10,384,635	10,321,164
State and local housing finance agency obligations
Fixed	37,660	37,660	76,375	76,375
Floating	690,975	690,975	661,225	661,225
Total State and local housing finance agency obligations	728,635	728,635	737,600	737,600
Total Held-to-maturity securities	$11,038,414	$10,980,193	$11,122,235	$11,058,764

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

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities, and the analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the Bank has determined that for bond insurer Assured Guaranty Municipal Corp., insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurers MBIA and Ambac, the reliance period is probable only until September 30, 2013.

No bonds were deemed credit OTTI in the first and second quarters of 2013.  The table below presents the key characteristics of securities determined to be OTTI in the three and six months ended June 30, 2012 (in thousands):

							Three months ended		Six months ended
	Three months ended June 30, 2012 (a)						June 30, 2012		June 30, 2012
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b) (d)		OTTI (b) (d)
Security		Fair		Fair		Fair	Credit	Non-credit	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss

HEL Subprime (c)	$—	$—	$15,585	$9,205	$—	$—	$(768)	$693	$(1,326)	$956

(a)          Unpaid principal balances and fair values on securities deemed to be OTTI at June 30, 2012.

(b)         Represent OTTI recorded at the quarter end date(s).  If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, an OTTI is considered to have occurred because the entire amortized cost basis of the security will not be recovered.  The credit-related OTTI is recognized in earnings.  The non-credit portion of OTTI, which represents fair value losses of OTTI securities (excluding the amount of credit losses), is recognized in AOCI. Positive non-credit losses represent the net amount of non-credit losses reclassified from AOCI to increase the carrying value of securities previously deemed OTTI.

(c)          HEL Subprime securities are supported by home equity loans.

(d)          Securities deemed to be OTTI at the quarter end date(s) had been previously determined to be OTTI, and the additional impairment, or re-impairment, was due to further deterioration in the credit performance metrics of the securities.

Based on cash flow testing of 100 percent of PLMBS, the FHLBNY identified one private-label MBS with a shortfall at March 31, 2013 and two bonds at June 30, 2013, but no OTTI was recorded, because the fair values of the securities exceeded their amortized costs, including the shortfall.  Shortfalls were de minimis for all securities.

Management has also concluded that it will not be required to sell its held-to-maturity securities before recovery of the amortized cost basis of the securities.

The following table provides roll-forward information about the cumulative credit component of OTTI recognized as a charge to earnings for held-to-maturity securities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$36,782	$35,289	$36,782	$34,731
Additional credit losses for which an OTTI charge was previously recognized	—	768	—	1,326
Ending balance	$36,782	$36,057	$36,782	$36,057

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for all private-label MBS at June 30, 2013 and December 31, 2012, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at June 30, 2013
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-6.7	2.6	12.6-33.7	20.0	0.0-48.0	28.2
RMBS Alt-A (d)	1.0-1.7	1.2	2.0-22.4	4.5	30.0-30.0	30.0
HEL Subprime (e)	1.0-7.8	5.2	2.0-15.1	3.5	30.0-100.0	67.6
Manufactured Housing Loans	3.3-5.8	4.7	2.0-3.2	2.5	76.2-80.8	78.8

	Key Base Assumptions - All PLMBS at December 31, 2012
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-6.1	2.1	4.4-33.4	23.3	30.0-63.2	35.9
RMBS Alt-A (d)	1.0-1.1	1.0	2.0-14.0	3.7	30.0-30.0	30.0
HEL Subprime (e)	1.5-8.6	4.6	2.0-10.1	3.7	30.0-100.0	71.0
Manufactured Housing Loans	3.6-5.9	4.9	2.0-3.8	2.5	75.1-81.0	78.5

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

The tables below provide the distribution of the prices, and the final price adopted for securities with cash flow shortfalls at June 30, 2013 and December 31, 2012 (dollars in thousands except for price):

	Significant Inputs
	Securities deemed OTTI at June 30, 2013
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating
Subprime -Home equity loan
Bond 1	$3,103	$4,410	$—	3	$67.49 - 91.00	$69.08	D
Bond 2	1,813	2,658	—	3	60.78 - 87.79	65.87	D
Total OTTI PLMBS	$4,916	$7,068	$—

It was also not necessary to record those securities at their fair values on a non-recurring basis, since no credit OTTI was recorded.

	Significant Inputs
	Securities deemed OTTI at December 31, 2012
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating
Prime -RMBS
Bond 1	$7,045	$7,045	$7,045	3	$90.47 - 96.85	$90.47	C
Total OTTI PLMBS	$7,045	$7,045	$7,045

Note 6.                   Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  No AFS security was Other-then-temporarily impaired.  There were no unrealized losses for MBS at June 30, 2013 or December 31, 2012.  The following tables provide major security types (in thousands):

	June 30, 2013
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (a)	$197	$—	$—	$—	$197
Equity funds (a)	4,955	—	1,054	—	6,009
Fixed income funds (a)	3,380	—	134	(37)	3,477
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,810,255	—	17,687	—	1,827,942
CMBS-Floating	43,302	—	626	—	43,928
Total Available-for-sale securities	$1,862,089	$—	$19,501	$(37)	$1,881,553

	December 31, 2012
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (a)	$215	$—	$—	$—	$215
Equity funds (a)	5,172	—	540	—	5,712
Fixed income funds (a)	3,382	—	324	—	3,706
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	2,230,813	—	21,448	—	2,252,261
CMBS-Floating	46,686	—	194	—	46,880
Total Available-for-sale securities	$2,286,268	$—	$22,506	$—	$2,308,774

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair values (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after five years through ten years	$43,302	$43,928	$46,686	$46,880
Due after ten years	1,810,255	1,827,942	2,230,813	2,252,261
Fixed income funds, equity funds and cash equivalents (b)	8,532	9,683	8,769	9,633

Total Available-for-sale securities	$1,862,089	$1,881,553	$2,286,268	$2,308,774

(a)         The carrying value of AFS securities equals fair value.

(b)         Determined to be redeemable at short notice.

(c)          Amortized cost is net of unamortized discounts and premiums of $6.5 million and $8.0 million at June 30, 2013 and December 31, 2012.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$1,810,255	$1,827,942	$2,230,813	$2,252,261
CMBS floating - LIBOR	43,302	43,928	46,686	46,880

Total Mortgage-backed securities (a)	$1,853,557	$1,871,870	$2,277,499	$2,299,141

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 7.                   Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2013			December 31, 2012
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$39,934,962	0.70%	48.53%	$26,956,874	0.90%	37.29%
Due after one year through two years	5,527,933	1.81	6.72	7,798,776	1.96	10.79
Due after two years through three years	10,111,347	2.66	12.28	7,234,380	2.38	10.00
Due after three years through four years	6,669,609	3.49	8.10	9,658,689	3.64	13.36
Due after four years through five years	7,816,270	2.82	9.50	10,255,616	3.35	14.19
Thereafter	12,234,158	2.79	14.87	10,387,768	2.77	14.37

Total par value	82,294,279	1.75%	100.00%	72,292,103	2.15%	100.00%

Hedge value basis adjustments	2,405,063			3,595,396
Fair value option valuation adjustments and accrued interest	2,541			502

Total	$84,701,883			$75,888,001

(a)        The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps.  For floating-rate advances, the weighted average rate is the rate at the reporting dates.

Monitoring and Evaluating Credit Losses on Advances — Summarized below are the FHLBNY’s assessment methodologies for evaluating credit losses on advances.

The FHLBNY closely monitors the creditworthiness of the institutions to which it lends.  The FHLBNY also closely monitors the quality and value of the assets that are pledged as collateral by its members.  The FHLBNY’s members are required to pledge collateral to secure advances.  Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest.  The FHLBNY has the right to take such steps, as it deems necessary to protect its secured position on outstanding advances, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan; this provision would benefit the FHLBNY in a scenario when a member defaults).  The FHLBNY also has a statutory lien under the FHLBank Act on members’ capital stock, which serves as further collateral for members’ indebtedness to the FHLBNY.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of June 30, 2013 and December 31, 2012, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

Note 8.                   Mortgage Loans Held-for-Portfolio.

Mortgage loans were Mortgage Partnership Finance® program loans, or (“MPF”®).  The MPF program involves investment by the FHLBNY in mortgage loans that are purchased from its participating financial institutions (“PFIs”).  The members retain servicing rights and may credit enhance the portion of the loans participated to the FHLBNY.  No intermediary trust is involved.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$390,586	20.59%	$400,309	22.09%
Fixed long-term single-family mortgages	1,505,641	79.40	1,412,061	77.90
Multi-family mortgages	99	0.01	156	0.01

Total par value	1,896,326	100.00%	1,812,526	100.00%

Unamortized premiums	38,025		35,760
Unamortized discounts	(2,304)		(2,580)
Basis adjustment (b)	2,704		4,092

Total mortgage loans held-for-portfolio	1,934,751		1,849,798
Allowance for credit losses	(6,414)		(6,982)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$1,928,337		$1,842,816

(a) Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans.

(b) Represents fair value basis of closed delivery commitments.

No loans were transferred to a “loan-for-sale” category.  From time to time, the Bank may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards.  In the three and six months ended June 30, 2013, PFIs repurchased $2.5 million and $5.9 million of loans.  PFIs did not repurchase any loans in the three months ended June 30, 2012.  In the six months ended June 30, 2012, PFIs repurchased $0.2 million of loans.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or the First Loss Account (“FLA”), was estimated at $18.8 million and $18.4 million at June 30, 2013 and December 31, 2012.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $0.4 million and $0.9 million for the three and six months ended June 30, 2013, and $0.4 million and $0.8 million for the three and six months ended June 30, 2012.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Loan Losses

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The Bank performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for losses inherent in the portfolio and to determine the likelihood of collection of the principal and interest.  Conventional mortgage loans that are past due 90 days or more, or classified under regulatory criteria (Sub-standard, Doubtful or Loss), and, beginning in the third quarter of 2012, loans that are in bankruptcy regardless of their delinquency status, are evaluated separately on a loan level basis for impairment.  The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan.  The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features to provide credit assurance to the FHLBNY.  Conventional mortgage loans, except FHA- and VA-insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.  Management determines the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.  This methodology is applied on a loan level basis.  When a loan is foreclosed and the Bank takes possession of real estate, the Bank will charge any excess carrying value over the net realizable value of the foreclosed loan to the allowance for credit losses.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Allowance for credit losses:
Beginning balance	$6,709	$7,260	$6,982	$6,786
Charge-offs	(991)	(214)	(1,416)	(702)
Recoveries	454	34	643	135
Provision/(Reversal) for credit losses on mortgage loans	242	(202)	205	659
Ending balance	$6,414	$6,878	$6,414	$6,878

Ending balance, individually evaluated for impairment	$6,414	$6,878	$6,414	$6,878

			June 30, 2013	December 31, 2012
Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance (b)			$30,429	$31,596
Not impaired, no related allowance			1,812,964	1,754,852
Total uninsured mortgage loans			$1,843,393	$1,786,448

Collectively evaluated for impairment (c)
Impaired, with or without a related allowance			$546	$413
Not impaired, no related allowance			99,676	71,741
Total insured mortgage loans			$100,222	$72,154

(a) The Bank assesses impairment on a loan level basis for conventional loans.  Allowance for credit losses has been stable, in line with declining nonperforming loans, and consistent with the stability in housing prices/liquidation values of real property securing impaired loans.

(b) When a conventional loan is identified as impaired, and if the loan is well collateralized, no allowance may be necessary.  All loans that are discharged from bankruptcy are considered for impairment if past due 90 days or more, and an allowance for credit loss is computed on an individual loan level.  Beginning in the third quarter of 2012, loans in bankruptcy status, regardless of their delinquency status, are considered for impairment.  Prior to the third quarter of 2012, loans in bankruptcy were deemed impaired if delinquent 90 days or more.

(c) FHA- and VA loans are collectively evaluated for impairment.  Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	June 30, 2013	December 31, 2012

Total Mortgage loans, net of allowance for credit losses (a)	$1,928,337	$1,842,816
Non-performing mortgage loans - Conventional (b)	$27,182	$28,458
Insured MPF loans past due 90 days or more and still accruing interest (b)	$536	$410

(a) Includes loans classified as sub-standard, doubtful or loss under FHFA regulatory criteria, reported at carrying value.

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

The following table summarizes the recorded investment in impaired loans, the unpaid principal balance, and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	June 30, 2013			Three months ended June 30, 2013		Six months ended June 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a)(b)	$10,390	$10,377	$—	$10,142	$—	$10,683	$—
With an allowance:
Conventional MPF Loans (a)	20,039	20,050	6,414	20,321	—	20,682	—
Total Conventional MPF Loans (a)	$30,429	$30,427	$6,414	$30,463	$—	$31,365	$—

	December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a)(b)	$8,118	$8,134	$—	$6,768	$—
With an allowance:
Conventional MPF Loans (a)	23,478	23,507	6,982	22,798	—
Total Conventional MPF Loans (a)	$31,596	$31,641	$6,982	$29,566	$—

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

Mortgage Loans — Interest on Non-performing Loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Interest contractually due (a)	$415	$393	$823	$785
Interest actually received	381	367	757	751
Shortfall	$34	$26	$66	$34

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

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investments, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	June 30, 2013			December 31, 2012
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$17,899	$1,777	$—	$22,899	$884	$—
Past due 60 - 89 days	5,523	283	—	6,027	407	—
Past due 90 - 179 days	3,362	164	—	4,202	184	—
Past due 180 days or more	23,815	382	—	24,221	229	—
Total past due	50,599	2,606	—	57,349	1,704	—
Total current loans	1,792,695	97,616	99	1,728,942	70,450	157
Total mortgage loans	$1,843,294	$100,222	$99	$1,786,291	$72,154	$157
Other delinquency statistics:
Loans in process of foreclosure, included above	$17,446	$167	$—	$21,464	$187	$—
Number of foreclosures outstanding at period end	118	6	—	140	6	—
Serious delinquency rate (a)	1.50%	0.54%	—%	1.62%	0.57%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$27,613	$546	$—	$28,947	$413	$—
Past due 90 days or more and still accruing interest	$—	$546	$—	$—	$413	$—
Loans on non-accrual status	$27,177	$—	$—	$28,423	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy	$9,714	$523	$—	$8,818	$638	$—
Modified loans under MPF® program	$823	$—	$—	$681	$—	$—
Real estate owned	$1,312			$169

(a)         Serious delinquency rate is recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

Troubled Debt Restructurings (“TDRs”) and MPF modification — As described more fully in Note 1. Significant Accounting Policies and Estimates in the Bank’s most recent Form 10K filed on March 25, 2013, the MPF Program introduced a temporary modification plan that is available to PFIs.  MPF restructurings primarily involve modifying the borrower’s monthly payment for a period of up to 36 months, with a cap based on a ratio of the borrower’s housing expense to monthly income.  The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years.  This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged.  If the housing expense ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original loan rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments until the target housing expense ratio is met.  No loans were modified in any periods in this report.  At June 30, 2013 and December 31, 2012, outstanding balances of MPF loans include four loans that had been modified in 2011.  Due to the temporary nature of the modification provisions allowed under the MPF Plan (up to 36 months), loans modified are considered impaired only if they are past due 90 days or more or in bankruptcy.  One of the four modified loans was in bankruptcy status at June 30, 2013 and December 31, 2012.  Another loan was in foreclosure status at June 30, 2013.  The allowance for credit losses on those impaired loans were evaluated individually and immaterial amounts of credit losses were recorded at June 30, 2013, and December 31, 2012.

Beginning with the fourth quarter of 2012, the FHLBNY includes MPF loans discharged from bankruptcy as TDRs, and $9.7 million of such loans were outstanding at June 30, 2013 ($8.8 million at December 31, 2012).  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed individually for credit impairment only if past due 90 days or more.  Of the $9.7 million of loans that were discharged from bankruptcy, $1.1 million were impaired because they were past due 90 days or more, and the recorded allowance for credit losses associated with those loans were not significant at June 30, 2013 and December 31, 2012.  Prior to the fourth quarter of 2012, the FHLBNY’s policy did not consider loans discharged from bankruptcy as TDR.

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

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	June 30, 2013			December 31, 2012
Recorded Investment Outstanding	Performing	Non- performing	Total TDR	Performing	Non- performing	Total TDR
Troubled debt restructurings (TDR) (a):
Loans discharged from bankruptcy	$8,660	$1,054	$9,714	$8,189	$629	$8,818
Modified loans under MPF® program	603	220	823	459	222	681
Total troubled debt restructurings	$9,263	$1,274	$10,537	$8,648	$851	$9,499
Related Allowance			$1,555			$317

(a)         Insured loans were not included in the calculation for troubled debt restructuring.

Note 9.                   Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	June 30, 2013	December 31, 2012
Interest-bearing deposits
Interest-bearing demand	$1,618,845	$1,994,974
Term	53,000	40,000
Total interest-bearing deposits	1,671,845	2,034,974
Non-interest-bearing demand	23,694	19,537
Total deposits	$1,695,539	$2,054,511

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits - adjustable rate	$1,671,845	0.04%	$2,034,974	0.03%
Non-interest-bearing deposits	23,694		19,537
Total deposits	$1,695,539		$2,054,511

The aggregate amount of term deposits due in one year or less was $53.0 million and $40.0 million at June 30, 2013 and December 31, 2012.

Note 10.                 Consolidated Obligations.

Consolidated obligations (or consolidated bonds; or consolidated discount notes) are the joint and several obligations of the FHLBanks, and consist of bonds and discount notes.  The FHLBanks issue consolidated obligations through the Office of Finance as their fiscal agent.  In connection with each debt issuance, a FHLBank specifies the amount of debt it wants issued on its behalf.  The Office of Finance tracks the amount of debt issued on behalf of each FHLBank.  Each FHLBank separately tracks and records as a liability for its specific portion of consolidated obligations for which it is the primary obligor.  Consolidated bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity.  Consolidated discount notes are issued primarily to raise short-term funds.  Discount notes sell at less than their face amount and are redeemed at par value when they mature.

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.7 trillion as of June 30, 2013 and December 31, 2012.

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

	June 30, 2013	December 31, 2012

Percentage of unpledged qualifying assets to consolidated obligations	108%	109%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012

Consolidated obligation bonds-amortized cost	$64,061,318	$63,903,744
Hedge value basis adjustments	413,524	804,174
Hedge basis adjustments on terminated hedges	62,072	63,520
FVO (a)-valuation adjustments and accrued interest	729	12,883

Total Consolidated obligation-bonds	$64,537,643	$64,784,321

Discount notes-amortized cost	$43,885,512	$29,776,704
FVO (a)-valuation adjustments and remaining accretion	1,070	3,243

Total Consolidated obligation-discount notes	$43,886,582	$29,779,947

(a) Accounted for under the Fair Value Option rules.

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2013			December 31, 2012
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$41,472,850	0.57%	64.80%	$42,284,800	0.71%	66.25%
Over one year through two years	6,992,060	1.28	10.92	8,003,630	1.47	12.54
Over two years through three years	4,035,885	1.63	6.31	5,746,280	1.62	9.00
Over three years through four years	1,333,005	1.34	2.08	1,115,010	2.29	1.75
Over four years through five years	2,685,805	2.04	4.20	1,515,570	2.56	2.38
Thereafter	7,484,835	2.22	11.69	5,159,795	2.54	8.08

Total par value	64,004,440	0.99%	100.00%	63,825,085	1.11%	100.00%

Bond premiums (b)	80,059			102,225
Bond discounts (b)	(23,181)			(23,566)
Hedge value basis adjustments	413,524			804,174
Hedge basis adjustments on terminated hedges	62,072			63,520
FVO (c) - valuation adjustments and accrued interest	729			12,883

Total Consolidated obligation-bonds	$64,537,643			$64,784,321

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)

Amortization of bond premiums and discounts resulted in net reduction of interest expense of $14.4 million and $29.3 million for the three and six months ended June 30, 2013 and $15.1 million and $29.1 million for the same periods in 2012. Amortization of basis adjustments from terminated hedges was $0.8 million and $1.8 million for the three and six months ended June 30, 2013, and $1.2 million and $2.2 million for the same periods in 2012.

(c)	Accounted for under the Fair Value Option rules.

Interest rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$48,103,440	75.16%	$48,184,085	75.49%
Fixed-rate, callable	5,285,000	8.26	2,685,000	4.21
Step Up, callable	2,001,000	3.12	1,221,000	1.91
Step Down, callable	25,000	0.04	—	—
Single-index floating rate	8,590,000	13.42	11,735,000	18.39

Total par value	64,004,440	100.00%	63,825,085	100.00%

Bond premiums	80,059		102,225
Bond discounts	(23,181)		(23,566)
Hedge value basis adjustments	413,524		804,174
Hedge basis adjustments on terminated hedges	62,072		63,520
Fair value option valuation adjustments and accrued interest	729		12,883

Total Consolidated obligation-bonds	$64,537,643		$64,784,321

Discount Notes

Consolidated obligation-discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated obligation-discount notes were as follows (dollars in thousands):

	June 30, 2013	December 31, 2012

Par value	$43,893,114	$29,785,543

Amortized cost	$43,885,512	$29,776,704
Fair value option valuation adjustments	1,070	3,243

Total discount notes	$43,886,582	$29,779,947

Weighted average interest rate	0.08%	0.13%

Note 11.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability set aside for the AHP, see the Bank’s most recent Form 10-K filed on March 25, 2013.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Beginning balance	$128,512	$130,629	$134,942	$127,454
Additions from current period’s assessments	9,416	9,659	17,218	21,066
Net disbursements for grants and programs	(15,677)	(8,328)	(29,909)	(16,560)
Ending balance	$122,251	$131,960	$122,251	$131,960

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

The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented.  The FHLBNY met the “adequately capitalized” classification, which is the highest rating, under the capital rule.  However, the Finance Agency has discretion to reclassify a FHLBank and to modify or add to the corrective action requirements for a particular capital classification.  For more information about the capital rules under the Finance Agency regulations and a discussion of any corrective actions, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the audited financial statements included in the Bank’s most recent Form 10-K filed on March 25, 2013.

Risk-based Capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	June 30, 2013		December 31, 2012
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a) (e)	$673,398	$6,253,817	$489,133	$5,714,352
Total capital-to-asset ratio	4.00%	5.34%	4.00%	5.55%
Total capital (b)	$4,682,907	$6,253,817	$4,119,552	$5,714,352
Leverage ratio	5.00%	8.01%	5.00%	8.32%
Leverage capital (c)	$5,853,634	$9,380,726	$5,149,440	$8,571,529

(a)

Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

(b)	Required “Total capital” is 4.0% of total assets.
(c)	Actual “Leverage capital” is actual “Risk-based capital” times 1.5.
(d)	Required minimum.
(e)

Under regulatory guidelines issued by the Federal Housing Finance Agency (“FHFA”), the Bank’s regulator, concurrently with the rating action in 2011 by S&P lowered the rating of long-term securities issued by the U.S. government, federal agencies, and other entities, including Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, from AAA to AA+. With regard to this action, consistent with guidance provided by the banking regulators with respect to capital rules, the FHFA provided guidance to not change the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	June 30, 2013	December 31, 2012

Redemption less than one year	$5,660	$2,582
Redemption from one year to less than three years	236	698
Redemption from three years to less than five years	5,739	5,210
Redemption from five years or greater	13,802	14,653

Total	$25,437	$23,143

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Beginning balance	$26,172	$42,960	$23,143	$54,827
Capital stock subject to mandatory redemption reclassified from equity	—	45	4,062	45
Redemption of mandatorily redeemable capital stock (a)	(735)	(970)	(1,768)	(12,837)

Ending balance	$25,437	$42,035	$25,437	$42,035

Accrued interest payable (b)	$257	$475	$257	$475

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates were 4.00% for June 30, 2013 and 4.50% for June 30, 2012 on mandatorily redeemable capital stock.

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

The following table provides withdrawals and terminations in membership:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Voluntary Termination/Notices Received and Pending	—	1	1	1

Involuntary Termination (a)	—	1	1	2

Non-member due to merger	—	—	1	—

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

Restricted Retained Earnings

The FHLBNY allocates 20% of its net income to a separate restricted retained earnings account, which has grown to $127.1 million at June 30, 2013, up from $96.2 million at December 31, 2012.  The 12 FHLBanks have a Joint Capital Enhancement Agreement (“Capital Agreement”) that requires each FHLBank to contribute 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends.  For more information about the Capital Agreement, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings, in the Bank’s most recent Form 10-K filed on March 25, 2013.

Note 13.                                                  Total Comprehensive Income (in thousands).

The following table provides rollforward information for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Net unrealized		Net unrealized		Accumulated
	gains (losses)	Non-credit	gains (losses)	Pension and	Other
	on AFS	OTTI on HTM	relating to	postretirement	Comprehensive
	Securities	Securities	Hedging activities	benefits	Income (Loss)

Balance, March 31, 2012	$16,885	$(73,127)	$(94,481)	$(19,012)	$(169,735)
Other comprehensive income (loss) before reclassification
Net unrealized gains (losses)	4,679	—	(43,975)	—	(39,296)
Accretion of non-credit loss	—	2,787	—	—	2,787
Reclassifications from OCI to net income
Non-credit OTTI to credit OTTI (a)	—	693	—	—	693
Amortization- hedging activities (b)	—	—	1,212	—	1,212
Amortization- pension and postretirement (c)	—	—	—	687	687
Net current period other comprehensive income (loss)	4,679	3,480	(42,763)	687	(33,917)
Balance, June 30, 2012	$21,564	$(69,647)	$(137,244)	$(18,325)	$(203,652)

Balance, March 31, 2013	$21,715	$(60,877)	$(119,503)	$(20,920)	$(179,585)
Other comprehensive income (loss) before reclassification
Net unrealized (losses) gains	(2,251)	—	57,494	—	55,243
Accretion of non-credit loss	—	2,655	—	—	2,655
Reclassifications from OCI to net income
Amortization- hedging activities (b)	—	—	795	—	795
Amortization- pension and postretirement (c)	—	—	—	380	380
Net current period other comprehensive (loss) income	(2,251)	2,655	58,289	380	59,073
Balance, June 30, 2013	$19,464	$(58,222)	$(61,214)	$(20,540)	$(120,512)

	Net unrealized		Net unrealized		Accumulated
	gains (losses)	Non-credit	gains (losses)	Pension and	Other
	on AFS	OTTI on HTM	relating to	postretirement	Comprehensive
	Securities	Securities	Hedging activities	benefits	Income (Loss)

Balance, December 31, 2011	$16,419	$(75,849)	$(111,985)	$(19,012)	$(190,427)
Other comprehensive income (loss) before reclassification
Net unrealized gains (losses)	5,145	—	(27,473)	—	(22,328)
Non-credit OTTI loss	—	(132)	—	—	(132)
Accretion of non-credit loss	—	5,246	—	—	5,246
Reclassifications from OCI to net income
Non-credit OTTI to credit OTTI (a)	—	1,088	—	—	1,088
Amortization- hedging activities (b)	—	—	2,214	—	2,214
Amortization- pension and postretirement (c)	—	—	—	687	687
Net current period other comprehensive income (loss)	5,145	6,202	(25,259)	687	(13,225)
Balance, June 30, 2012	$21,564	$(69,647)	$(137,244)	$(18,325)	$(203,652)

Balance, December 31, 2012	$22,506	$(63,471)	$(137,114)	$(21,301)	$(199,380)
Other comprehensive income (loss) before reclassification
Net unrealized (losses) gains	(3,042)	—	74,038	—	70,996
Accretion of non-credit loss	—	5,249	—	—	5,249
Reclassifications from OCI to net income
Amortization- hedging activities (b)	—	—	1,862	—	1,862
Amortization- pension and postretirement (c)	—	—	—	761	761
Net current period other comprehensive (loss) income	(3,042)	5,249	75,900	761	78,868
Balance, June 30, 2013	$19,464	$(58,222)	$(61,214)	$(20,540)	$(120,512)

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

Note 14.                          Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$84,521	$86,512	$154,484	$188,417

Net income available to stockholders	$84,521	$86,512	$154,484	$188,417

Weighted average shares of capital	47,796	46,030	47,368	45,536
Less: Mandatorily redeemable capital stock	(258)	(424)	(242)	(460)
Average number of shares of capital used to calculate earnings per share	47,538	45,606	47,126	45,076

Basic earnings per share	$1.78	$1.89	$3.28	$4.18

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the three and six months ended June 30, 2013 and the same periods in 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Defined Benefit Plan (a)	$189	$655	$378	$1,310
Benefit Equalization Plan (defined benefit)	989	909	1,978	1,817
Defined Contribution Plan	394	379	789	765
Postretirement Health Benefit Plan	384	373	768	747

Total retirement plan expenses	$1,956	$2,316	$3,913	$4,639

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

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$216	$192	$432	$383
Interest cost	338	325	676	650
Amortization of unrecognized net loss	448	405	897	810
Amortization of unrecognized prior service cost	(13)	(13)	(27)	(26)

Net periodic benefit cost	$989	$909	$1,978	$1,817

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	June 30, 2013		December 31, 2012

Discount rate (a)	3.80%		3.80%
Salary increases	5.50%		5.50%
Amortization period (years)	7		7
Benefits paid during the period	$(1,321	)(b)	$(759)

(a)	The discount rates were based on the Citigroup Pension Liability Index at December 31, 2012 adjusted for duration.
(b)	Forecast for the period ended December 31, 2013.

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Service cost (benefits attributed to service during the period)	$236	$210	$473	$420
Interest cost on accumulated postretirement health benefit obligation	202	212	403	424
Amortization of loss	106	134	213	268
Amortization of prior service credit	(160)	(183)	(321)	(365)

Net periodic postretirement health benefit cost	$384	$373	$768	$747

Key assumptions (a) and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	June 30, 2013	December 31, 2012

Weighted average discount rate	3.80%	3.80%

Health care cost trend rates:
Assumed for next year
Pre 65	7.50%	7.50%
Post 65	7.50%	7.50%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2018	2018
Post 65 Ultimate rate	5.50%	5.50%
Post 65 Year that ultimate rate is reached	2018	2018
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

(a)	The discount rates were based on the Citigroup Pension Liability Index adjusted for duration at December 31, 2012.

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

When the FHLBNY issues variable-rate consolidated obligations bonds indexed to 1-month LIBOR, the U.S. Prime rate, or Federal funds rate, it will simultaneously execute interest-rate swaps (“basis swaps”) to hedge the basis risk of the variable rate debt to 3-month LIBOR, the FHLBNY’s preferred funding base.  The basis swaps are designated as economic hedges of the floating-rate bonds because the FHLBNY deems that the operational cost of designating the hedges under accounting standards for derivatives and hedge accounting would outweigh the accounting benefits.

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

If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings.  There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges in the three and six months ended June 30, 2013 and 2012.

Forward Settlements — There were no forward settled securities at June 30, 2013 and December 31, 2012 that would settle outside the shortest period of time for the settlement of such securities.  When the FHLBNY purchases a security that forward settles within the shortest period of time for the settlement of such a security, the Bank records the purchase on trade date.  When a security forward settles outside the shortest period of time, a derivative is recorded in addition to the purchased security.

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

Derivative agreements in which the FHLBNY is an intermediary may arise when the FHLBNY enters into : (1) offsetting derivatives with members and other counterparties to meet the needs of its members, and (2) derivative contracts to offset the economic effect of other derivative agreements that are no longer designated to either advances, investments, or consolidated obligations.  The notional principal of interest rate swaps outstanding at June 30, 2013 and December 31, 2012, in which the FHLBNY was an intermediary, was $255.0 million and $265.0 million, with offsetting purchased positions from unrelated swap dealers.  Fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at June 30, 2013 and December 31, 2012.  Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.

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

Credit Risk due to nonperformance by counterparties

The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, and serves as a basis for calculating periodic interest payments or cash flow.  Notional amount of a derivative does not measure the credit risk exposure, and the maximum credit exposure is substantially less than the notional amount.  The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans and purchased caps and floors (“derivatives”) in a gain position if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors.  The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives.  For the FHLBNY, OTC derivative contracts are primarily bilateral contracts between the FHLBNY and the swap counterparties that are executed and settled bilaterally with counterparties without the use of a derivative clearing house (“DCO”).  Beginning on June 10, 2013, certain of the FHLBNY’s OTC derivatives are executed bilaterally and cleared and settled through one or more DCO as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent that acts on behalf of the FHLBNY to clear and settle the contract through the DCO.  Once the contract is accepted for clearing by the clearing agent, acting as an intermediary between the FHLBNY and the DCO, the original contract between the FHLBNY and the executing counterparty is extinguished, and is replaced by an identical contract between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the clearing agent interacts with the DCO on behalf of the FHLBNY.

Bilateral OTC derivative contracts — The FHLBNY is subject to credit risk as a result of nonperformance by swap counterparties to the derivative agreements.  The FHLBNY enters into master netting arrangements and bilateral security agreements with all active derivative counterparties, which provide for delivery of collateral at specified levels to limit the net unsecured credit exposure to these counterparties.  The FHLBNY makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing counterparty nonperformance credit risk.  Bilateral agreements consider the credit risks and the agreement specifies thresholds to post or receive collateral with changes in credit ratings.  When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk.

OTC cleared contracts — Beginning on June 10, 2013, the FHLBNY became subject to mandatory clearing rules under the Commodity Futures Trading Commission’s (“CFTC”) clearing rules as provided under the Dodd-Frank Act.  The FHLBNY’s cleared derivatives are also initially executed bilaterally with a swap counterparty in the OTC market, and the clearing process requires the FHLBNY to novate the contracts to a DCO, which then becomes the counterparty to the FHLBNY.

The enforceability of offsetting rights incorporated in the agreements for the cleared derivative transactions has been analyzed by the FHLBNY to establish the extent to which supportive legal opinion, obtained from counsel of recognized standing, provides the requisite level of certainty regarding the enforceability of these agreements.  Further analysis was performed to reach a view that the exercise of rights by the non-defaulting party under these agreements would not be stayed, or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding involving the DCO or the FHLBNY’s clearing agents or both.  Based on the analysis of the rules and legal opinions obtained, the FHLBNY has made a determination that it has the right of setoff that is enforceable under applicable law that would allow it to: (1) net individual derivative contracts executed through a designated DCO, so that a net derivative receivable or payable will be recorded for the DCO; the exposure (less margin held) would be represented by a single amount receivable from the DCO, and that amount would represent the appropriate measure of credit risk.  This policy election for netting cleared derivatives is consistent with the policy election for netting bilaterally settled derivative transactions under master netting agreements; and (2) net all derivative contracts novated to the DCO with cash margins posted by the FHLBNY or received against the derivative contracts.  Typically, margins consist of initial margin (“IM”) paid to a DCO, and variation margin (“VM”), which fluctuates with the fair values of the open contracts, and VM could be paid or received.  The FHLBNY treats excess margins paid as Derivative Assets, and excess margins received as Derivative Liabilities, and the policy is also consistent with the treatment of excess cash collateral with respect to bilaterally settled derivative contracts that are not mandated for clearing.

Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation

The following table presents, as of June 30, 2013 and December 31, 2012, the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP (“Derivative instruments — Nettable”).  Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal opinion with respect to the enforceability of the netting; where such a legal opinion has not been either sought or obtained, the receivables are not netted, and are shown separately in the table below (“Derivative instruments - Not nettable”) (in thousands):

	June 30, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$755,806	$2,816,671	$966,523	$3,890,253
Cleared derivatives	870	1,258	—	—
Total gross recognized amount	756,676	2,817,929	966,523	3,890,253
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(746,769)	(2,410,122)	(924,638)	(3,463,506)
Cleared derivatives	8,337	(1,258)	—	—
Total gross amounts of netting adjustments and cash collateral	(738,432)	(2,411,380)	(924,638)	(3,463,506)
Net amounts after offsetting adjustments
Bilateral derivatives	9,037	406,549	41,885	426,747
Cleared derivatives	9,207	—	—	—
Total net amounts after offsetting adjustments	18,244	406,549	41,885	426,747
Derivative instruments -Not Nettable
Delivery Commitments (a)	30	906	9	41
Total derivative instruments -Not Nettable	30	906	9	41
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$18,274	$407,455	$41,894	$426,788
Non-cash collateral received or pledged not offset
Cannot be sold or repledged
Bilateral OTC	4,909	—	7,368	—
Delivery Commitments	30	—	9	—
Total cannot be sold or repledged	4,939	—	7,377	—
Net unsecured amount
Bilateral OTC	4,128	407,455	34,517	426,788
Cleared derivatives	9,207	—	—	—
Total Net unsecured amount (b)	$13,335	$407,455	$34,517	$426,788

(a)         Derivative instruments without legal right of offset were synthetic derivatives representing forward mortgage delivery commitments of 45 days or less.  It was operationally not practical to separate receivable from payables, and net presentation was adopted.  No collateral was netted against the receivable or payable.

(b)         Unsecured amounts represent Derivative assets and liabilities recorded in the Statements of Condition at June 30, 2013 and December 31, 2012.  The amounts primarily represent aggregate credit support thresholds that were waived under credit support agreements between the FHLBNY and derivative counterparties.

The gross derivative exposures as represented by derivatives in fair values in gain positions before netting and offsetting cash collateral were $756.7 million and $966.5 million due at June 30, 2013 and December 31, 2012.  Fair values amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal opinion supporting the enforceability of the netting for cleared OTC derivatives), totaled $738.4 million and $924.6 million at those dates.  These adjustments included $1.1 million and $7.7 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at June 30, 2013 and December 31, 2012.  The net exposures after offsetting adjustments were $18.2 million and $41.9 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts, and their exposure due to a default by the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At June 30, 2013 and December 31, 2012, derivatives in a net unrealized loss positions, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $407.5 million and $426.8 million after deducting $1.7 billion and $2.5 billion of cash collateral posted by the FHLBNY at those dates to the exposed counterparties.  With respect to cleared derivatives, the DCO is also exposed to the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and those amounts were not significant.

The FHLBNY is also exposed to the risk of derivative counterparties failing to return cash collateral deposited with counterparties due to counterparty bankruptcy or other similar scenarios.  If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties.  To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty.  Derivative counterparties, including DCOs, holding the FHLBNY’s cash as posted collateral, were analyzed from credit performance perspective, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$72,691,764	$721,974	$2,741,339
Interest rate swaps-cash flow hedges	1,106,000	11,320	62,400
Total derivatives in hedging instruments	73,797,764	733,294	2,803,739

Derivatives not designated as hedging instruments
Interest rate swaps	24,667,633	8,856	9,067
Interest rate caps or floors	1,900,000	9,159	11
Mortgage delivery commitments	32,065	30	906
Other (b)	510,000	5,367	5,111
Total derivatives not designated as hedging instruments	27,109,698	23,412	15,095

Total derivatives before netting and collateral adjustments	$100,907,462	756,706	2,818,834
Netting adjustments		(737,332)	(737,332)
Net before cash collateral		19,374	2,081,502
Cash collateral and related accrued interest		(1,100)	(1,674,047)
Net after cash collateral reported on the Statements of Condition		$18,274	$407,455

	December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$76,844,534	$925,635	$3,753,684
Interest rate swaps-cash flow hedges	1,106,000	1,647	126,426
Total derivatives in hedging instruments	77,950,534	927,282	3,880,110

Derivatives not designated as hedging instruments
Interest rate swaps	23,099,757	27,486	2,939
Interest rate caps or floors	1,900,000	4,221	12
Mortgage delivery commitments	25,217	9	41
Other (b)	530,000	7,534	7,192
Total derivatives not designated as hedging instruments	25,554,974	39,250	10,184

Total derivatives before netting and collateral adjustments	$103,505,508	966,532	3,890,294
Netting adjustments		(916,938)	(916,938)
Net before cash collateral		49,594	2,973,356
Cash collateral and related accrued interest		(7,700)	(2,546,568)
Net after cash collateral reported on the Statements of Condition		$41,894	$426,788

(a)         All derivative assets and liabilities with swap dealers and counterparties are collateralized by cash; derivative instruments are subject to legal right of offset under master netting agreements, or in the absence of an agreement  the FHLBNY has been able to receive legal opinion that is has the rights to offset.

(b)         Other:  Comprised of swaps intermediated for members.  Notional amounts represent purchases from dealers and sales to members.

Earnings Impact of Derivatives and Hedging Activities

The FHLBNY carries all derivative instruments on the Statements of Condition at fair value as Derivative Assets and Derivative Liabilities.  In the case of fair value hedges, if derivatives meet the hedging criteria under hedge accounting rules, including effectiveness measures, changes in fair value of the associated hedged financial instrument attributable to the risk being hedged (benchmark interest-rate risk, which is LIBOR for the FHLBNY) may also be recorded so that some or all of the unrealized fair value gains or losses recognized on the derivatives are offset by corresponding unrealized gains or losses on the associated hedged financial assets and liabilities.  The net differential between fair value changes of the derivatives and the hedged items represents hedge ineffectiveness.  Hedge ineffectiveness represents the amounts by which the changes in the fair value of the derivatives differ from the changes in the fair values of the hedged items or the variability in the cash flows of forecasted transactions.  The net ineffectiveness from hedges that qualify under hedge accounting rules are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.  If derivatives do not qualify for the hedging criteria under hedge accounting rules, but are executed as economic hedges of financial assets or liabilities under a FHLBNY-approved hedge strategy, only the fair value changes of the derivatives are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.

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

Components of net gains/ (losses) on derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended June 30,				Three months ended June 30,
	2013				2012
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$828,544	$(813,477)	$15,067	$(258,026)	$(206,231)	$204,735	$(1,496)	$(305,037)
Consolidated obligations-bonds	(265,298)	265,708	410	85,343	104,488	(105,597)	(1,109)	86,088
Consolidated obligations-discount notes	—	—	—	—	(439)	21	(418)	564

Net gains (losses) related to fair value hedges	563,246	(547,769)	15,477	$(172,683)	(102,182)	99,159	(3,023)	$(218,385)
Cash flow hedges	6		6	$(7,498)	(212)		(212)	$(6,457)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	55		55		467		467
Consolidated obligations-bonds	(2,906)		(2,906)		3,396		3,396
Consolidated obligations-discount notes	—		—		(29)		(29)
Member intermediation	(46)		(46)		(44)		(44)
Balance sheet hedges	(1)		(1)		—		—
Accrued interest-swaps (b)	843		843		(529)		(529)
Accrued interest-intermediation (b)	46		46		45		45
Caps or floors
Advances	(19)		(19)		(19)		(19)
Balance sheet hedges	3,970		3,970		(6,612)		(6,612)
Mortgage delivery commitments	(1,714)		(1,714)		1,091		1,091
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(7,383)		(7,383)		2,080		2,080
Consolidated obligations-discount notes	(647)		(647)		658		658
Accrued interest-swaps (b)	5,195		5,195		2,340		2,340

Net gains related to derivatives not designated as hedging instruments	(2,607)		(2,607)		2,844		2,844
Net gains (losses) on derivatives and hedging activities	$560,645	$(547,769)	$12,876		$(99,550)	$99,159	$(391)

	Six months ended June 30,				Six months ended June 30,
	2013				2012
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$1,125,206	$(1,110,802)	$14,404	$(529,320)	$(3,756)	$4,692	$936	$(615,079)
Consolidated obligations-bonds	(389,871)	390,649	778	173,244	2,762	(1,704)	1,058	170,544
Consolidated obligations-discount notes	—	—	—	—	93	(1,474)	(1,381)	1,213

Net gains (losses) related to fair value hedges	735,335	(720,153)	15,182	$(356,076)	(901)	1,514	613	$(443,322)
Cash flow hedges	(47)		(47)	$(14,849)	(214)		(214)	$(12,443)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	683		683		867		867
Consolidated obligations-bonds	(6,028)		(6,028)		22,375		22,375
Consolidated obligations-discount notes	—		—		(6)		(6)
Member intermediation	(90)		(90)		(88)		(88)
Balance sheet hedges	(1)		(1)		—		—
Accrued interest-swaps (b)	3,747		3,747		(4,596)		(4,596)
Accrued interest-intermediation (b)	91		91		91		91
Caps or floors
Advances	(37)		(37)		(37)		(37)
Balance sheet hedges	4,938		4,938		(7,188)		(7,188)
Mortgage delivery commitments	(1,909)		(1,909)		1,326		1,326
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(12,670)		(12,670)		9,037		9,037
Consolidated obligations-discount notes	(1,506)		(1,506)		1,198		1,198
Accrued interest-swaps (b)	11,906		11,906		457		457

Net gains related to derivatives not designated as hedging instruments	(876)		(876)		23,436		23,436
Net gains (losses) on derivatives and hedging activities	$734,412	$(720,153)	$14,259		$22,321	$1,514	$23,835

(a)         See Change in Accounting Principles in Note 1. Significant Accounting Policies and Estimates.  Reported amortization expenses of fair value basis of hedged advance that were modified have been reclassified in the three and six months ended June 30, 2012 to conform to the classification adopted commencing in the fourth quarter of 2012.  Prior to the fourth quarter of 2012, the amortization expenses were charged to Interest income from advances.  The preferred reporting policy is to record the expense as Net realized and unrealized gains (losses) on derivatives and hedging activities.  Interest expense and income were associated with hedges that qualified for hedge accounting and were recorded with interest income on the hedged advances, and interest expense on hedged Consolidated obligation debt.

(b)         Represented interest expense and income associated with swaps that did not qualify under hedge accounting rules and were included with derivatives gains and losses.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended June 30,
	2013				2012
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$610	Interest Expense	$795	$6	$(1,507)	Interest Expense	$1,212	$(212)
Consolidated obligations-discount notes (b)	56,884	Interest Expense	—	—	(42,468)	Interest Expense	—	—
	$57,494		$795	$6	$(43,975)		$1,212	$(212)

	Six months ended June 30,
	2013				2012
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$339	Interest Expense	$1,862	$(47)	$(1,982)	Interest Expense	$2,214	$(214)
Consolidated obligations-discount notes (b)	73,699	Interest Expense	—	—	(25,491)	Interest Expense	—	—
	$74,038		$1,862	$(47)	$(27,473)		$2,214	$(214)

(a)         Hedges of anticipated issuance of debt - The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months.  There were no open contracts at June 30, 2013 and December 31, 2012.  The amounts in AOCI from closed cash flow hedges representing net unrecognized losses were $10.1 million and $12.3 million at June 30, 2013 and December 31, 2012.  At June 30, 2013, it is expected that over the next 12 months, $3.1 million of net losses (included as losses in AOCI) will be recognized as a yield adjustment (expenses) to consolidated bond interest expense.

(b)         Hedges of discount notes in rolling issuances — At June 30, 2013 and December 31, 2012, $1.1 billion of notional amounts of the interest rate swaps were outstanding under this program.  Net unrealized fair values losses of $51.1 million and $124.8 million were recorded in AOCI at those dates.  The cash flow hedges mitigated exposure to the variability in future cash flows for a maximum period of 15 years.  Rising long-term swap rates at June 30, 2013, relative to December 31, 2012, caused fair value losses to decline, as the FHLBNY’s payments are fixed, in return for LIBOR-indexed floating rate cash receipts.

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2013
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$5,939,601	$5,939,601	$5,939,601	$—	$—	$—
Federal funds sold	11,413,000	11,412,989	—	11,412,989	—	—
Available-for-sale-securities	1,881,553	1,881,553	9,683	1,871,870	—	—
Held-to-maturity securities	10,980,193	11,100,792	—	9,920,241	1,180,551	—
Advances	84,701,883	84,602,446	—	84,602,446	—	—
Mortgage loans held-for-portfolio, net	1,928,337	1,931,508	—	1,931,508	—	—
Accrued interest receivable	183,624	183,624	—	183,624	—	—
Derivative assets	18,274	18,274	—	756,706	—	(738,432)
Other financial assets	1,365	1,365	—	53	1,312	—

Liabilities
Deposits	1,695,539	1,695,544	—	1,695,544	—	—
Consolidated obligations
Bonds	64,537,643	64,225,039	—	64,225,039	—	—
Discount notes	43,886,582	43,886,880	—	43,886,880	—	—
Mandatorily redeemable capital stock	25,437	25,437	25,437	—	—	—
Accrued interest payable	126,315	126,315	—	126,315	—	—
Derivative liabilities	407,455	407,455	—	2,818,835	—	(2,411,380)
Other financial liabilities	89,493	89,493	89,493	—	—	—

	December 31, 2012
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$7,553,188	$7,553,188	$7,553,188	$—	$—	$—
Federal funds sold	4,091,000	4,091,010	—	4,091,010	—	—
Available-for-sale-securities	2,308,774	2,308,774	9,633	2,299,141	—	—
Held-to-maturity securities	11,058,764	11,456,556	—	10,202,124	1,254,432	—
Advances	75,888,001	75,880,070	—	75,880,070	—	—
Mortgage loans held-for-portfolio, net	1,842,816	1,931,437	—	1,931,437	—	—
Accrued interest receivable	179,044	179,044	—	179,044	—	—
Derivative assets	41,894	41,894	—	966,532	—	(924,638)
Other financial assets	533	533	—	364	169	—

Liabilities
Deposits	2,054,511	2,054,523	—	2,054,523	—	—
Consolidated obligations
Bonds	64,784,321	64,942,869	—	64,942,869	—	—
Discount notes	29,779,947	29,781,720	—	29,781,720	—	—
Mandatorily redeemable capital stock	23,143	23,143	23,143	—	—	—
Accrued interest payable	127,664	127,664	—	127,664	—	—
Derivative liabilities	426,788	426,788	—	3,890,295	—	(3,463,507)
Other financial liabilities	85,079	85,079	85,079	—	—	—

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

Interest-bearing Deposits and Federal Funds Sold — The FHLBNY determines estimated fair values of short-term investments by calculating the present value of expected future cash flows from the investments, a methodology also referred to as the Income approach under the Fair value measurement standards.  The discount rates used in these calculations are the current coupons of investments with similar terms.  Inputs into the cash flow models employed by the Bank are the yields on the instruments and are market based and observable and are considered to be within Level 2 of the fair value hierarchy.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the Bank’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  Certain held-to-maturity private-label MBS were deemed OTTI at December 31, 2012 (none at June 30, 2013) and were written down to their fair values, so that their carrying values recorded in the balance sheet equaled their fair values, which were classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.

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

The FHLBNY creates an internal curve, which is interpolated from its advance rates.  Advance rates are calculated by applying a spread to an underlying “base curve” derived from the FHLBNY’s cost of funds, which is based on the CO Curve, inputs to which have been determined to be market observable and classified as Level 2.  The spreads applied to the base advance pricing curve typically represent the FHLBNY’s mark-ups over the FHLBNY’s cost of funds, and are not market observable inputs, but are based on the FHLBNY’s advance pricing strategy.  Such inputs have been classified as a Level 3.  For the FHLBNY, Level 3 inputs were considered not significant.

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at June 30, 2013 and at December 31, 2012.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10 percent, with additional qualitative factors to be considered if the ratio exceeded the threshold.

The FHLBNY has elected the FVO designation for certain advances and recorded their fair values in the Statements of Conditions for such advances.  The CO Curve was the primary input, which is market based and observable.  Inputs to apply spreads, which are FHLBNY specific, were not material.  Fair values were classified within Level 2 of the valuation hierarchy.

Accrued Interest Receivable and Other Assets — The estimated fair values approximate the recorded book value because of the relatively short period of time between their origination and expected realization.

Mortgage Loans (MPF Loans)

A.  Principal and/or Most Advantageous Market and Market Participants

The FHLBNY may sell mortgage loans to another FHLBank or in the secondary mortgage market.  Because transactions between FHLBanks occur infrequently, the FHLBNY has identified the secondary mortgage market as the principal market for mortgage loans under the MPF programs.  Also, based on the nature of the supporting collateral to the MPF loans held by FHLBNY, the presentation of a single class for all products within the MPF product types is considered appropriate.  As described below, the FHLBNY believes that the market participants within the secondary mortgage market for the MPF portfolio would differ primarily whether qualifying or non-qualifying loans are being sold.

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

The FHLBNY receives an entry price from the FHLBank of Chicago, the MPF Provider, at the time of acquisition. This entry price is based on the TBA rates, as well as exit prices received from market participants, such as Fannie Mae and Freddie Mac.  The price is adjusted for specific MPF program characteristics and may be further adjusted by the FHLBNY to accommodate changing market conditions.  Because of the adjustments, in many cases, the entry price would not equal the exit price at the time of acquisition.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives are traded in the over-the-counter market.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at June 30, 2013 and December 31, 2012.

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

OIS adoption — Beginning with December 31, 2012 and at June 30, 2013, the FHLBNY has incorporated overnight indexed swap (“OIS”) curves as fair value measurement inputs for the valuation of its derivatives, as the OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives.  The FHLBNY believes using relevant OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives.  The OIS curve (Federal funds curve) was an additional input incorporated into the valuation model.  The input for the federal funds curve is obtained from industry standard pricing vendors and the input is available and observable over its entire term structure.  Management considers the federal funds curve to be a Level 2 input.  The FHLBNY’s valuation model utilizes industry standard OIS methodology.  The model generates forecasted cash flows using the OIS calibrated 3-month LIBOR curve.  The model then discounts the cash flows by the OIS curve to generate fair values.  Previously, the FHLBNY used the 3-month London Interbank Offered Rate (“LIBOR”) curve as the relevant benchmark curve for its derivatives and as the discounting rate for these collateralized interest-rate related derivatives.  The impact of the adoption of OIS on the FHLBNY’s financial position, results of operations and cash flows was not material.

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

The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk.  The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly.  The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank and counterparty’s credit ratings.  As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at June 30, 2013 and December 31, 2012.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at June 30, 2013 and December 31, 2012, by level within the fair value hierarchy.  The FHLBNY measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands)

	June 30, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,871,870	$—	$1,871,870	$—	$—
Equity and bond funds	9,683	9,683	—	—	—
Advances (to the extent FVO is elected)	11,702,541	—	11,702,541	—	—
Derivative assets(a)
Interest-rate derivatives	18,244	—	756,676	—	(738,432)
Mortgage delivery commitments	30	—	30	—	—

Total recurring fair value measurement - assets	$13,602,368	$9,683	$14,331,117	$—	$(738,432)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(963,072)	$—	$(963,072)	$—	$—
Bonds (to the extent FVO is elected) (b)	(19,310,729)	—	(19,310,729)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(406,549)	—	(2,817,929)	—	2,411,380
Mortgage delivery commitments	(906)	—	(906)	—	—

Total recurring fair value measurement - liabilities	$(20,681,256)	$—	$(23,092,636)	$—	$2,411,380

	December 31, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$2,299,141	$—	$2,299,141	$—	$—
Equity and bond funds	9,633	9,633	—	—	—
Advances (to the extent FVO is elected)	500,502	—	500,502	—	—
Derivative assets(a)
Interest-rate derivatives	41,885	—	966,523	—	(924,638)
Mortgage delivery commitments	9	—	9	—	—

Total recurring fair value measurement - assets	$2,851,170	$9,633	$3,766,175	$—	$(924,638)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(1,948,987)	$—	$(1,948,987)	$—	$—
Bonds (to the extent FVO is elected) (b)	(12,740,883)	—	(12,740,883)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(426,747)	—	(3,890,254)	—	3,463,507
Mortgage delivery commitments	(41)	—	(41)	—	—

Total recurring fair value measurement - liabilities	$(15,116,658)	$—	$(18,580,165)	$—	$3,463,507

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Nonrecurring Basis (in thousands)

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — Certain held-to-maturity investment securities were measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of other-than-temporary impairment.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that were determined to be credit impaired at December 31, 2012 (none at June 30, 2013), were recorded at their fair values in the Statement of Condition at that date.  For more information, see Note 5. Held-to-Maturity Securities.

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

Fair Value Option Disclosures

The following tables summarize the activity related to financial instruments for which the Bank elected the fair value option (in thousands):

	Three months ended June 30,
	2013	2013	2012	2013	2012
	Advances (a)	Consolidated Bonds		Consolidated Discount Notes

Balance, beginning of the period	$500,534	$(10,037,764)	$(11,451,702)	$(1,949,723)	$(1,094,885)
New transactions elected for fair value option	11,200,000	(14,910,000)	(12,725,000)	(598,910)	(1,395,391)
Maturities and terminations	—	5,628,000	3,945,000	1,582,652	894,615
Net gains (losses) on financial instruments held under fair value option	(372)	7,213	1,949	402	157
Change in accrued interest/unaccreted balance	2,379	1,822	(3,559)	2,507	20

Balance, end of the period	$11,702,541	$(19,310,729)	$(20,233,312)	$(963,072)	$(1,595,484)

	Six months ended June 30,
	2013	2013	2012	2013	2012
	Advances (a)	Consolidated Bonds		Consolidated Discount Notes

Balance, beginning of the period	$500,502	$(12,740,883)	$(12,542,603)	$(1,948,987)	$(4,920,855)
New transactions elected for fair value option	11,200,000	(15,060,000)	(18,793,000)	(598,910)	(1,595,265)
Maturities and terminations	—	8,478,000	11,095,000	1,582,652	4,917,173
Net gains (losses) on financial instruments held under fair value option	(331)	10,494	8,268	759	1,036
Change in accrued interest/unaccreted balance	2,370	1,660	(977)	1,414	2,427

Balance, end of the period	$11,702,541	$(19,310,729)	$(20,233,312)	$(963,072)	$(1,595,484)

(a)         No Advances were designated under the FVO for three and six months ended June 30, 2012.

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances (a)	$3,061	$(372)	$2,689	$3,743	$(331)	$3,412

(a)       No Advances were designated under the FVO for three and six months ended June 30, 2012.

	Three months ended June 30,
	2013			2012
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(5,937)	$7,213	$1,276	$(8,737)	$1,949	$(6,788)
Consolidated obligations-discount notes	(845)	402	(443)	(363)	157	(206)

	$(6,782)	$7,615	$833	$(9,100)	$2,106	$(6,994)

	Six months ended June 30,
	2013			2012
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(12,712)	$10,494	$(2,218)	$(14,606)	$8,268	$(6,338)
Consolidated obligations-discount notes	(1,937)	759	(1,178)	(1,342)	1,036	(306)

	$(14,649)	$11,253	$(3,396)	$(15,948)	$9,304	$(6,644)

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	June 30, 2013			December 31, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances	$11,700,000	$11,702,541	$2,541	$500,000	$500,502	$502

Consolidated obligations-bonds (a)	$19,310,000	$19,310,729	$729	$12,728,000	$12,740,883	$12,883
Consolidated obligations-discount notes (a)	962,002	963,072	1,070	1,945,744	1,948,987	3,243
	$20,272,002	$20,273,801	$1,799	$14,673,744	$14,689,870	$16,126

(a)

The election of debt and advances under the FVO is determined by two primary factors. For a debt, if it is deemed that it cannot be effectively hedged under a qualifying hedge, the FHLBNY will typically elect the FVO. Advances will be considered for FVO if analysis indicates that changes in its fair values would be an offset to fair value volatility of debt elected under the FVO.

Note 18.                 Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate was $0.7 trillion at June 30, 2013 and December 31, 2012.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were $7.9 billion and $6.6 billion as of June 30, 2013 and December 31, 2012, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of June 30, 2013 and December 31, 2012.

MPF Program — Under the MPF program, the Bank was unconditionally obligated to purchase $32.1 million and $25.2 million of mortgage loans at June 30, 2013 and December 31, 2012.  Commitments are generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $1.3 billion and $0.9 billion as of June 30, 2013 and December 31, 2012.

Future benefit payments — The Bank expects to contribute an estimated $1.0 million over the next 12 months towards the Defined Benefit Plan, a non-contributory pension plan.

Derivative contracts — The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $1.7 billion and $2.5 billion in cash with derivative counterparties as pledged collateral at June 30, 2013 and December 31, 2012, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 16. Derivatives and Hedging Activities.

Lease contracts — Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses, and these expenses were not material.  There has been no material change with respect to lease obligations that was previously disclosed in the Bank’s most recent Form 10-K filed on March 25, 2013.

The following table summarizes contractual obligations and contingencies as of June 30, 2013 (in thousands):

	June 30, 2013
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$41,472,850	$11,027,945	$4,018,810	$7,484,835	$64,004,440
Mandatorily redeemable capital stock (a)	5,660	236	5,739	13,802	25,437

Total contractual obligations	41,478,510	11,028,181	4,024,549	7,498,637	64,029,877

Other commitments
Standby letters of credit	7,692,135	201,611	18,684	3,861	7,916,291
Consolidated obligations-bonds/discount notes traded not settled	4,348,000	—	—	—	4,348,000
Commitments to fund pension (b)	1,000	—	—	—	1,000
Open delivery commitments (MPF)	32,065	—	—	—	32,065

Total other commitments	12,073,200	201,611	18,684	3,861	12,297,356

Total obligations and commitments	$53,551,710	$11,229,792	$4,043,233	$7,502,498	$76,327,233

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

(b)

This is based on the minimum expected payment under the MAP-21 relief provisions. The Bank’s expected contribution towards the funded Defined Benefit Plan is not available beyond one year. For projected benefits payable for the Bank’s unfunded Benefit Equalization Plan and the Bank’s Postretirement Benefit Plan, see Note 15. Employee Retirement Plans in the audited financial statements in the Bank’s most recent Form 10-K filed on March 25, 2013.

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

Debt Assumptions and Transfers

Debt assumptions — The Bank did not assume debt from another FHLBank in the three and six months ended June 30, 2013 and 2012.

Debt transfers — In the first quarter of 2013, the Bank transferred $25.0 million to another FHLBank at negotiated market rates that exceeded amortized cost by $3.9 million, which was charged to earnings in that period.  No debt was transferred to another FHLbank in the second quarter of 2013, or in the three and six months ended June 30, 2012.  When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Transactions are at market rates.  The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at June 30, 2013 was $42.6 million from inception of the program from mid-2004.  At December 31, 2012, the comparable number was $47.5 million.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  Fees paid to the FHLBank of Chicago were $0.2 million and $0.5 million for the three and six months ended June 30, 2013, and $0.2 million and $0.3 million for the same periods in 2012.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

Notional amounts of $255.0 million and $265.0 million of interest rate swaps were outstanding at June 30, 2013 and December 31, 2012, and represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members with an offsetting purchased contracts with unrelated derivatives dealers.  Net fair value exposures of these transactions were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three and six months ended June 30, 2013, the FHLBNY extended overnight loans for a total of $1.8 billion and $4.1 billion.  In the same periods in 2012, the FHLBNY extended overnight loans for a total of $0.4 billion and $0.7 billion to other FHLBanks.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three months ended June 30, 2013 and 2012, there was no borrowing from other FHLBanks.  There was no borrowing from other FHLBanks for the six months ended June 30, 2013.  In the six months ended June 30, 2012, the FHLBNY borrowed one overnight loan for a total of $50.0 million from a FHLBank.

The following tables summarize outstanding balances with related parties at June 30, 2013 and December 31, 2012, and transactions for the three and six months ended June 30, 2013 and 2012 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	June 30, 2013		December 31, 2012
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$5,939,601	$—	$7,553,188
Federal funds sold	—	11,413,000	—	4,091,000
Available-for-sale securities	—	1,881,553	—	2,308,774
Held-to-maturity securities	—	10,980,193	—	11,058,764
Advances	84,701,883	—	75,888,001	—
Mortgage loans (a)	—	1,928,337	—	1,842,816
Accrued interest receivable	156,279	27,345	150,907	28,137
Premises, software, and equipment	—	12,410	—	11,576
Derivative assets (b)	—	18,274	—	41,894
Other assets (c)	337	13,459	150	13,593

Total assets	$84,858,499	$32,214,172	$76,039,058	$26,949,742

Liabilities and capital
Deposits	$1,695,539	$—	$2,054,511	$—
Consolidated obligations	—	108,424,225	—	94,564,268
Mandatorily redeemable capital stock	25,437	—	23,143	—
Accrued interest payable	30	126,285	25	127,639
Affordable Housing Program (d)	122,251	—	134,942	—
Derivative liabilities (b)	—	407,455	—	426,788
Other liabilities (e)	89,493	74,088	85,079	80,576

Total liabilities	1,932,750	109,032,053	2,297,700	95,199,271

Total capital	6,107,868	—	5,491,829	—

Total liabilities and capital	$8,040,618	$109,032,053	$7,789,529	$95,199,271

(a)	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.
(b)

Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were at market terms and in the ordinary course of the FHLBNY’s business — At June 30, 2013, notional amounts outstanding were $5.1 billion, net fair value after posting $113.5 million cash collateral was a net derivative liability of $22.3 million. At December 31, 2012, notional amounts outstanding were $3.5 billion; net fair value after posting $124.7 million cash collateral was a net derivative liability of $25.2 million. The swap interest rate exchanges with Citibank, N.A. resulted in interest expense of $9.4 million and $18.8 million in the three and six months ended June 30, 2013. Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)	Includes insignificant amounts of miscellaneous assets that are considered related party.
(d)	Represents funds not yet disbursed to eligible programs.
(e)	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party:  Income and Expense transactions

	Three months ended
	June 30, 2013		June 30, 2012
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$100,780	$—	$134,385	$—
Interest-bearing deposits (a)	—	588	—	965
Federal funds sold	—	3,131	—	4,443
Available-for-sale securities	—	4,358	—	6,086
Held-to-maturity securities	—	58,433	—	69,600
Mortgage loans held-for-portfolio (b)	—	17,012	—	16,338
Loans to other FHLBanks	4	—	1	—

Total interest income	$100,784	$83,522	$134,386	$97,432

Interest expense
Consolidated obligations	$—	$88,730	$—	$110,212
Deposits	149	—	178	—
Mandatorily redeemable capital stock	229	—	413	—
Cash collateral held and other borrowings	—	2	—	7

Total interest expense	$378	$88,732	$591	$110,219

Service fees and other	$2,336	$248	$2,020	$115

	Six months ended
	June 30, 2013		June 30, 2012
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$210,773	$—	$271,657	$—
Interest-bearing deposits (a)	—	1,399	—	1,622
Federal funds sold	—	7,396	—	6,803
Available-for-sale securities	—	9,111	—	12,772
Held-to-maturity securities	—	118,174	—	138,935
Mortgage loans held-for-portfolio (b)	—	33,806	—	32,165
Loans to other FHLBanks	18	—	2	—

Total interest income	$210,791	$169,886	$271,659	$192,297

Interest expense
Consolidated obligations	$—	$181,660	$—	$220,173
Deposits	311	—	422	—
Mandatorily redeemable capital stock	482	—	1,174	—
Cash collateral held and other borrowings	—	4	—	24

Total interest expense	$793	$181,664	$1,596	$220,197

Service fees and other	$4,688	$251	$3,817	$238

(a)

Includes insignificant amounts of interest income from MPF service provider (FHLBank of Chicago); includes insignificant amounts of interest exchanged with Citibank, N.A. (a member of the FHLBNY) due to posting of cash collateral with respect to derivative contracts in which Citibank acted as a swap dealer.

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

The top ten advance holders at June 30, 2013, December 31, 2012 and June 30, 2012 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2013
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three Months	Six Months

Citibank, N.A.	New York	NY	$20,200,000	24.55%	$10,631	$20,725
Metropolitan Life Insurance Company	New York	NY	12,770,000	15.52	58,841	128,530
New York Community Bank*	Westbury	NY	8,568,137	10.41	59,720	119,683
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	7.32	72,195	143,597
Investors Bank	Short Hills	NJ	3,298,000	4.01	14,794	29,316
First Niagara Bank, National Association	Buffalo	NY	3,200,000	3.89	3,308	6,050
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,394,000	2.91	12,858	27,347
The Prudential Insurance Co. of America	Newark	NJ	2,325,000	2.83	11,539	23,339
Valley National Bank	Wayne	NJ	2,074,500	2.52	20,258	40,297
Signature Bank	New York	NY	1,525,163	1.85	1,464	2,650
Total			$62,379,800	75.81%	$265,608	$541,534

* At June 30, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

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

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of June 30, 2013 and December 31, 2012 (shares in thousands):

		Number	Percent
	June 30, 2013	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	12,952	24.42
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,997	13.19
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,470	8.43
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,471	6.54

		27,890	52.58%

		Number	Percent
	December 31, 2012	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	9,166	19.02%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,347	15.24
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,337	9.00
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,565	7.39

		24,415	50.65%

* At June 30, 2013 and December 31, 2012, officer of member bank also served on the Board of Directors of the FHLBNY.

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

These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in the Bank’s filings with the Securities and Exchange Commission. For more information about the forward-looking statements, see the Bank’s most recent Form 10-K filed on March 25, 2013.

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1 - 1.15	Result of Operations	55 - 66
2.1	Assessments	66
3.1 - 3.3	Financial Condition	67 - 68
4.1 - 4.11	Advances	69 - 73
5.1 - 5.11	Investments	74 - 79
6.1 - 6.6	Mortgage Loans	79 - 81
7.1 - 7.10	Consolidated Obligations	82 - 85
7.11	FHLBNY Ratings	85
8.1 - 8.3	Capital	86
9.1 - 9.7	Derivatives	87 - 90
10.1 - 10.4	Liquidity	91 - 93
10.5	Aggregate Contractual Obligations	93

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

Financial performance of the Federal Home Loan Bank of New York

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions, except per share data)	2013	2012	Change	2013	2012	Change

Net interest income before provision for credit losses	$95	$121	$(26)	$198	$242	$(44)
Provision for credit losses on mortgage loans	—	—	—	—	1	(1)

Net OTTI impairment losses	—	(1)	1	—	(2)	2
Other non-interest income (loss)	22	(1)	23	21	18	3
Total other income (loss)	22	(2)	24	21	16	5
Operating expenses	7	7	—	14	14	—
Compensation and benefits	13	13	—	27	27	—
Net income	$85	$86	$(1)	$155	$188	$(33)
Earnings per share	$1.78	$1.89	$(0.11)	$3.28	$4.18	$(0.90)
Dividend per share	$0.99	$1.12	$(0.13)	$2.12	$2.38	$(0.26)

2013 Second Quarter Highlights

Results of Operations

We reported 2013 second quarter Net income of $84.5 million, or $1.78 per share, compared with 2012 second quarter Net income of $86.5 million, or $1.89 per share.  The return on average equity, which is Net income divided by average Capital stock, Retained earnings and AOCI, was 6.18% in the current year period, compared with 6.75% in the same period in the prior year.  Net income for the first six months of 2013 was $154.5 million, or $3.28 per share, compared with $188.4 million, or $4.18 per share, in the same period in 2012.  The return on average equity was 5.73% in the first six month of 2013, compared with 7.45% in the same period in 2012.

The following summarizes the primary components of Net Income quarter over quarter.

•                  Net interest income in the current year quarter was $95.2 million, compared to $121.0 million in the prior year quarter.  The decline was primarily due to lower yields from advances and investments.  Advance yields were lower as higher yielding advances have been prepaid, and were either not replaced or replaced by floating-rate advances that reset at intervals of 3-months or less at the prevailing short-term LIBOR that  has continued to decline in 2013.  Higher yielding advances, which are generally long-term fixed rate advances are typically swapped to the 3-month LIBOR, and as a result of the low LIBOR the effective “after swap yields” have also declined in parallel with lower LIBOR.  Higher-yielding investments in MBS have been paying down, and floating-rate MBS, primarily indexed to short-term LIBOR, have yielded lower coupons.

•                  Advance borrowing activity in the 2013 second quarter was almost entirely driven by one large member.  The positive contribution to Net interest income was not fully realized in the 2013 second quarter as significant amounts borrowed occurred during the last month of the quarter.

•                  Other income (loss) was a gain of $21.7 million in the 2013 second quarter, compared to a loss of $1.8 million in the 2012 period.  The quarter over quarter gain partly offset the decline in 2013 Net interest income.  Three factors contributed to the positive change.  First, fair value changes from derivatives and hedging activities was a gain $12.9 million in the current year period, compared to loss of $0.4 million in the prior year period.  Second, fair value changes from financial instruments elected under the FVO contributed to net gains of $7.2 million in the current year period, compared to net gains of $2.1 million in the prior year period.  Additionally, the current year period benefitted from lower debt retirement expenses of $1.0 million, relative to the prior year period expense of $4.9 million.

•                  Operating expenses were $6.8 million in the 2013 second quarter, slightly lower than $7.1 million in the prior year period.  Compensation and benefits expenses were $13.3 million in the 2013 second quarter, almost unchanged from the prior year period.

•                  Assessments set aside from Net income towards the Affordable Housing Program (“AHP”) were $9.4 million in the 2013 second quarter, compared to $9.7 million in the prior year period.  AHP assessments are a fixed percentage of income before such assessments.

Cash dividends of $2.12 per share of capital stock (annualized $4.25) were paid to stockholders in the first six month of 2013, compared to $2.38 per share of capital stock (annualized $4.75) in the prior year period.

Financial Condition

Total assets were $117.1 billion, up from $101.9 billion at March 31, 2013 and $103.0 billion at December 31, 2012.   Our mission is to support the liquidity needs of our members.   To meet this mission, our strategy is to keep our balance sheet generally in line with the rise and fall of amounts borrowed by members in the form of advances.  At June 30, 2013, total Advance to members was 72.3% of total assets, compared to 70.4% at March 31, 2013, and 73.7% at December 31, 2012.

One large member has continued to increase its borrowing.  In the 2013 second quarter, the member borrowed an additional $9.5 billion net of matured advances, and the aggregate amount borrowed by the member stood at $20.2 billion at June 30, 2013, compared to $10.7 billion at March 31, 2013 and $12.1 billion at December 31, 2012.  Of the amounts borrowed, $18.7 billion are floating rate LIBOR-indexed advances, and $1.5 billion are fixed-rate advances.  Contractual maturities of $19.2 billion are within one year, and $1.0 billion, within two years.

As a result of the borrowing activities of the large member, advance balances increased to $84.7 billion at June 30, 2013, up from $71.7 billion at March 31, 2013, and $75.9 billion at December 31, 2012.  See Note 20.  Segment Information and Concentration, for a discussion of a pending merger between two member institutions, which is expected to result in the prepayment of advances borrowed by Hudson City, a member and the potential merged institution.  The amount outstanding to Hudson City was $6.0 billion at June 30, 2013.  The timing of the prepayment is uncertain.  The merger is expected in the first quarter of 2014.

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

Liquidity in the form of overnight Federal funds sold has continued to be significant, allowing us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.   Federal funds sold averaged $13.5 billion and $13.4 billion in the three and six months ended June 30, 2013.  See Table 5.10 for more information.

Our capital remains strong.  At June 30, 2013, actual risk-based capital was $6.3 billion, compared to required risk-based capital of $0.7 billion.  To support $117.1 billion of total assets at June 30, 2013, the required minimum regulatory capital was $4.7 billion, or 4.0% of assets.  Our actual regulatory capital was $6.3 billion, exceeding required capital by $1.6 billion.  To strengthen our financial position, we are continuing to increase retained earnings.  Unrestricted Retained earnings have grown to $822.4 million as of June 30, 2013, up from $797.6 million at December 31, 2012.  Restricted retained earnings have grown to $127.1 million at June 30, 2013, up from $96.2 million at December 31, 2012.  Shareholder’s equity has also benefited from the decline in AOCI losses, which was a loss of $120.5 million at June 30, 2013, compared to a loss of $199.4 million at December 31, 2012.  The AOCI losses are unrealized, and largely represent adverse changes in the fair values of interest rate swaps designated as cash flow hedges of several discount note issuance programs that create long-term fixed-rate funding.  Losses in AOCI also include liabilities not recognized for unfunded employee benefit retirement plans, partly offset by net gains from fair values in unrealized gains associated with GSE issued mortgage-backed securities designated as available-for-sale.  For more information, see Note 13. Total Comprehensive Income.

Our primary long-term investment portfolios are comprised primarily of GSE issued mortgage-backed securities (“MBS”), a small portfolio of private-label MBS, bonds issued by state and local government housing agencies, and the MPF portfolio of mortgage loans.  Investment securities were classified as either held-to-maturity or as available-for-sale.  We had no securities designated for trading.  Mortgage loans under the MPF program were classified as held-for-portfolio.

•                  Investments in the held-to-maturity portfolio at June 30, 2013 totaled $11.0 billion, comprised of $9.8 billion of GSE and agency issued MBS, $441.0 million of private-label MBS, and $728.6 million of bonds issued by housing finance agencies.  We have not acquired any private-label mortgage-backed security since 2006.  At December 31, 2012, investments designated as held-to-maturity totaled $11.1 billion.

•                  Investments designated as available-for-sale securities totaling $1.9 billion at June 30, 2013 were almost exclusively GSE issued securities.  The balance was $2.3 billion at December 31, 2012.  No acquisitions were made in the two quarters in 2013 and the portfolio declined in line with contractual paydowns.

•                  Market pricing of GSE-issued investment securities has continued to improve as liquidity has gradually returned to the market and fair values generally generated unrealized gains in each of the two quarters ended June 30, 2013, and at December 31, 2012.  Fair values of private-label MBS has also improved and only a small percentage of the portfolio was exhibiting fair value losses.  Our view continues to be that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs to the pricing may not be market based and observable.

•                  Investments in housing finance agency obligations had gross unrealized losses totaling $55.8 million and $56.0 million at June 30, 2013 and December 31, 2012 that were in a continuous loss position for periods of 12 months or longer at those dates.  We have analyzed the fair values of the bonds, and have concluded that the gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost, and we expect to recover the entire amortized cost basis of these securities.

•                  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).   We provide this product to members as another alternative for them to sell their mortgage production.  Growth has been steady and moderate.  Outstanding balances of loans under this program increased by $85.5 million to $1.9 billion during the six months ended June 30, 2013.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — Outlook is for lower earnings in 2013 relative to 2012, as we believe interest margin will continue to be under pressure.  Balance sheet growth due to growth in advance balances late in the 2013 second quarter is likely to improve earnings forecast for 2013, but we still expect 2013 earnings to remain below net income for 2012.

We do not expect short-term rates, including LIBOR, to rise significantly, even as the Federal Reserve Board (“FRB”) has given signals that its accommodative interest rate policy is not likely to continue.  If the low LIBOR continues, it will create pressure on our interest income and interest margins.  Higher yielding advances, which are generally long-term fixed rate advances are typically swapped to the 3-month LIBOR, and as a result of the low LIBOR, the effective “after swap yields” have also declined.  A low LIBOR also tends to cause FHLBank issued debt to be issued at narrow spreads to LIBOR, effectively driving up the cost of funds for FHLBanks, including the FHLBNY.  In a swap of the FHLBank debt, the swap counterparty is paid a LIBOR minus a spread; in return, the swap dealer is paid the fixed rate associated with the debt.  When the 3-month LIBOR is very low, there is very little room for the sub-LIBOR spread to widen in line with the credit quality differential between LIBOR and FHLBank issued debt.

The FRB’s recent signal for a less accommodative policy has steepened longer-term yields at June 30, 2013, and has the potential to provide opportunities to invest in high-quality assets and earn a reasonable spread.  However, if the FRB continues its policy to purchase additional GSE issued mortgage-backed securities “until the outlook for the labor market improves”, that could result in MBS pricing that may not meet our risk-reward MBS acquisition criteria, and would impact future earnings, as investments in MBS, while being mission consistent, also supplement our earnings from advances.

Advances — One large member’s increased borrowings in 2013 have kept advance balances from declining as borrowing activity from the membership in general has remained weak.  We are unable to predict the timing and extent of the expected recovery in the U.S. economy, particularly the recovery in the housing market, or whether to expect continued stability in the financial markets.   Against that backdrop, we believe it is also difficult to predict member demand for advances, which is the primary focus of our operations and the principal factor that impacts our operating results.  We expect limited demand for large intermediate-term advances because many members have adequate liquidity, and other members may be reluctant to borrow intermediate and long-term advances because of the expectation of an extended period of very low interest rates.

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

Pending merger of FHLBNY member banks — Hudson City Savings Bank and Manufacturers and Traders Trust Company — For more information, see Note 20. Segment Information and Concentration.

Credit impairment of investment securities — No OTTI was recorded thus far in 2013, and when cash flow shortfalls were observed for a few bonds, market pricing of those bonds were greater than the carrying values of the bonds, making it unnecessary to record OTTI losses.  Without continued recovery in the near term such that liquidity continues to expand in the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.

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

Federal Reserve Board accommodation — Operation Twist expired at the end of 2012 and the FRB’s stated policy is to undertake additional quantitative easing by linking its accommodative monetary policy stance to economic targets such as the unemployment and inflation rates.  In the current round of quantitative easing, the Fed has increased the amount of securities on its balance sheet by undertaking outright purchases of Treasuries.

Rating Actions — In July 2013, as a result of affirming the U.S. Government’s Aaa debt rating with the outlook updated to stable from negative, Moody’s affirmed the Aaa long-term deposit ratings of all of the FHLBanks as well as the Aaa long-term bond rating of the FHLBank System and updated the outlook to stable from negative.  At the same time, Moody’s affirmed the Prime-1 short-term deposit ratings of all of the FHLBanks and the Prime-1 short-term bond rating of the FHLBank System.  Standard & Poor’s (“S&P”) has also updated its outlook on the U.S. and the FHLBanks debt to stable from negative, but continues to rate the US. Government and the FHLBanks debt as AA+.  Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.  See FHLBNY Ratings Table 7.11 for more details about ratings and recent rating actions by Moody’s and S&P.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2013	2013	2012	2012	2012

Investments (a)	$24,275	$23,386	$17,459	$24,340	$21,976
Advances	84,702	71,723	75,888	77,864	77,610
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	1,928	1,885	1,843	1,748	1,628
Total assets	117,073	101,923	102,989	107,130	102,394
Deposits and borrowings	1,696	2,118	2,054	1,806	1,723
Consolidated obligations, net
Bonds	64,538	61,014	64,784	65,136	72,964
Discount notes	43,887	32,555	29,780	33,718	21,331
Total consolidated obligations	108,425	93,569	94,564	98,854	94,295
Mandatorily redeemable capital stock	25	26	23	20	42
AHP liability	122	129	135	136	132
Capital
Capital stock	5,279	4,627	4,797	4,870	4,888
Retained earnings
Unrestricted	822	801	798	786	765
Restricted	127	110	96	79	62
Total retained earnings	949	911	894	865	827
Accumulated other comprehensive loss	(120)	(180)	(199)	(208)	(203)
Total capital	6,108	5,358	5,492	5,527	5,512
Equity to asset ratio (c)	5.22%	5.26%	5.33%	5.16%	5.38%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (See note below; dollars in millions)	2013	2013	2012	2012	2012	2013	2012

Investments (a)	$26,589	$26,653	$24,550	$26,733	$25,956	$26,621	$24,884
Advances	73,789	72,850	73,148	77,309	70,532	73,322	70,184
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,913	1,864	1,802	1,690	1,566	1,889	1,500
Total assets	105,222	104,489	103,046	108,839	100,989	104,857	99,664
Interest-bearing deposits and other borrowings	1,680	1,851	1,960	1,745	2,197	1,765	2,643
Consolidated obligations, net
Bonds	61,067	64,101	65,135	68,472	66,079	62,576	64,379
Discount notes	33,867	29,869	26,978	29,474	24,016	31,879	23,977
Total consolidated obligations	94,934	93,970	92,113	97,946	90,095	94,455	88,356
Mandatorily redeemable capital stock	26	23	24	35	42	24	46
AHP liability	125	131	134	133	130	128	129
Capital
Capital stock	4,754	4,671	4,661	4,858	4,561	4,713	4,507
Retained earnings
Unrestricted	794	794	781	766	739	794	730
Restricted	115	101	85	68	49	108	40
Total retained earnings	909	895	866	834	788	902	770
Accumulated other comprehensive loss	(175)	(188)	(207)	(212)	(191)	(181)	(191)
Total capital	5,488	5,378	5,320	5,480	5,158	5,434	5,086

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Six months ended
(except earnings and dividends per	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
share, and headcount)	2013	2013	2012	2012	2012	2013	2012
Net income	$85	$70	$85	$88	$86	$155	$188
Net interest income (d)	95	103	108	117	121	198	242
Dividends paid in cash (e)	46	53	55	51	50	99	107
AHP expense	9	8	9	10	10	17	21
Return on average equity (f)(g)	6.18%	5.28%	6.27%	6.42%	6.75%	5.73%	7.45%
Return on average assets (g)	0.32%	0.27%	0.32%	0.32%	0.34%	0.30%	0.38%
Net OTTI impairment losses	—	—	—	—	(1)	—	(2)
Other non-interest income (loss)	22	(1)	12	3	(1)	21	18
Total other income (loss)	22	(1)	12	3	(2)	21	16
Operating expenses (h)	20	21	22	19	20	41	41
Finance Agency and Office of Finance expenses	3	3	4	3	3	6	7
Total other expenses	23	24	26	22	23	47	48
Operating expenses ratio (i)(g)	0.08%	0.08%	0.08%	0.07%	0.08%	0.08%	0.08%
Earnings per share	$1.78	$1.50	$1.79	$1.81	$1.89	$3.28	$4.18
Dividend per share	$0.99	$1.13	$1.13	$1.12	$1.12	$2.12	$2.38
Headcount (Full/part time)	271	272	272	276	282	271	282

(a)

Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, Federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $6.4 million, $6.7 million, $7.0 million, $6.9 million, and $6.9 million at the periods ended June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and six months ended June 30, 2013 and 2012.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 in the audited financial statements included in our most recent Form 10-K filed on March 25, 2013.

Net Income

Interest income from advances is the principal source of revenue.  Other sources of revenue are interest income from investment securities, mortgage loans in the MPF portfolio, and short-term funds invested in Federal funds sold. The primary expense is interest paid on consolidated obligations debt.  Other expenses are Compensation and benefits, and Operating expense, and Assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchases, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 1.1:               Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Total interest income	$184,306	$231,818	$380,677	$463,956
Total interest expense	89,110	110,810	182,457	221,793
Net interest income before provision for credit losses	95,196	121,008	198,220	242,163
Provision/(Reversal) for credit losses on mortgage loans	242	(202)	205	659
Net interest income after provision for credit losses	94,954	121,210	198,015	241,504
Total other income (loss)	21,721	(1,770)	21,207	16,494
Total other expenses	22,738	23,269	47,520	48,515
Income before assessments	93,937	96,171	171,702	209,483
Total assessments	9,416	9,659	17,218	21,066
Net income	$84,521	$86,512	$154,484	$188,417

Net Income - Second quarter 2013 vs. Second quarter 2012

•                  2013 second quarter Net income was lower than the same quarter in the prior year primarily due to lower Net interest income.  Primary drivers were change in advance product mix, and the low LIBOR.  The mix of advances borrowed by members has changed and a greater percentage is comprised of variable-rate advances which reset at intervals of 3-months or less at the then prevailing LIBOR.  As that rate has declined, the yields from those advances have declined.  Higher yielding advances, which are generally long-term fixed rate advances are typically swapped to the 3-month LIBOR, and as a result of the low LIBOR, the effective “after swap yields” have also declined in parallel with lower LIBOR.  Net yield from advances, after the effects of interest rate swaps was 55 bps in the three months ended June 30, 2013, about 20 bps lower than in the same period in 2012.

•                  Other income (loss) was a gain of $21.7 million in the 2013 second quarter, compared to a loss of $1.8 million in the 2012 period.  Fair value changes from derivatives and hedging activities was a gain $12.9 million in the current year period, compared to a loss of $0.4 million in the prior year period.  Fair value changes from financial instruments elected under the FVO contributed to net gains of $7.2 million in the current year period, compared to net gains of $2.1 million in the prior year period.  The current year period benefitted from lower debt retirement expenses of $1.0 million, compared to the prior year period expense of $4.9 million, in line with lower debt retirement initiatives and lower member initiated advance prepayments.

•                  Operating expenses, Compensation and benefits, and shared expenses paid for the Finance Agency and the Office of Finance were substantially unchanged period-over-period.

Net Income- Six months ended June 30, 2013 vs. Six months ended June 30, 2012

•                  2013 Net income was lower than the same period in 2012 due to lower Net interest income.  Net yield from advances, after the effects of interest rate swaps was 58 bps in the six months ended June 30, 2013, about 20 bps lower than in the same period in 2012.

•                  Other income (loss) was a gain of $21.2 million in the 2013 period, compared to a gain of $16.5 million in the 2012 period.  Fair value changes from derivatives and hedging activities was a gain of $14.3 million in the current year period, compared to a gain of $23.8 million in the prior year period.  Debt retirement expenses were $8.9 million in the current year period, compared to $19.6 million in the prior year period.

•                  Operating expenses, Compensation and benefits, and shared expenses paid for the Finance Agency and the Office of Finance were substantially unchanged period-over-period.

Analysis of Allowance for Credit Losses

•                  Mortgage loans held-for-portfolio — Charge-offs and allowances and changes period-over-period have not been material.  We evaluate impaired conventional mortgage loans at least quarterly on an individual loan-by-loan basis and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans.   Collateral values of loans deemed to be impaired have stabilized in the New York and New Jersey sectors, and the low loan loss reserves are reflective of the stability in home prices in our residential loan markets.  FHA/VA (Insured mortgage loans) guaranteed loans are evaluated collectively for impairment, and no allowance was deemed necessary.

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

For discussions and analysis of principal components of Other Income and Other Expense and AHP Assessments for the 2013 periods vs. 2012 periods, see:

•                  Total Other income (loss) - See Table 1.11

•                  Total Other Expenses - See Table 1.15

•                  Assessments - See Table 2.1

Interest Income

Interest income from advances, investments in mortgage-backed securities and MPF loans are our principal sources of income.  Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year periods from the prior year periods.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.2:               Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change
Interest Income
Advances (a)	$100,780	$134,385	(25.01)%	$210,773	$271,657	(22.41)%
Interest-bearing deposits (b)	588	965	(39.07)	1,399	1,622	(13.75)
Federal funds sold (c)	3,131	4,443	(29.53)	7,396	6,803	8.72
Available-for-sale securities (d)	4,358	6,086	(28.39)	9,111	12,772	(28.66)
Held-to-maturity securities (d)	58,433	69,600	(16.04)	118,174	138,935	(14.94)
Mortgage loans held-for-portfolio (e)	17,012	16,338	4.13	33,806	32,165	5.10
Loans to other FHLBanks (e)	4	1	NM (d)	18	2	NM (d)

Total interest income	$184,306	$231,818	(20.50)%	$380,677	$463,956	(17.95)%

Accounting Changes (See Significant Accounting Policies and Estimates in Note 1 in the most recent Form 10-K filed on March 25, 2013.)  Beginning with the fourth quarter of 2012, the FHLBNY changed the method of presenting amortization of fair value hedge basis adjustments of modified advances.  Reported Interest Income from advances in the three and six months ended June 30, 2012 was reclassified to conform to the classification adopted commencing in the fourth quarter of 2012.  The reclassification increased Interest Income in the three and six months ended June 30, 2012 by $29.3 million and $58.2 million, with a corresponding decrease in Net realized and unrealized gains (losses) from derivatives and hedging activities in Other income for the same period.  As this was a reclassification change in accounting presentation, Net income was not impacted in any periods.

(a)

Interest income from advances — Interest income from advances was lower in the 2013 periods compared to the same periods in 2012 primarily due to lower yields in 2013. Net yields from advances, after the effects of interest rate swaps were 55 bps and 58 bps in the three and six months ended June 30, 2013, about 20 bps lower than in the same periods in 2012. Transaction volume as measured by average balances outstanding was $73.8 billion and $73.3 billion in the three and six months ended June 30, 2013, about $3.0 billion higher than in the same periods in 2012. Higher yielding advances have been prepaid, and not replaced or replaced by floating-rate advances or short-term advances. As the portfolios of floating-rate advances or shorter-tenored advances have grown, their coupons have re-priced to lower yields in parallel with declining short-term interest rates, specifically the 3-month and 1-month LIBOR.

Higher yielding advances, which are generally long-term fixed rate advances are typically swapped to the 3-month LIBOR, and as a result of the low LIBOR, the effective “after swap yields” have also declined in parallel with lower LIBOR. Changes in interest rate exchanges between the FHLBNY and swap counterparties represent the aggregate difference between prevailing LIBOR and the fixed-rate coupons of hedged advances. See Table 1.3 for a summary of the impact of fair value hedges on Interest income from advances.

(b)

Interest income from collateral posted to derivative counterparties — The overnight federal funds effective rate, which is the contractual coupon from cash collateral, has declined in line with the general decline in overnight and short-term rates.

(c)	Interest income from investments in overnight Federal funds - The overnight federal funds rate has declined in line with the general decline in overnight and short-term rates.

(d)

Interest income from investments — Overall yields from investments were 192 bps and 195 bps in the three and six months ended June 30, 2013, about 28-30 bps below yields earned in the same periods in 2012. Yields earned from investments in MBS have been declining as vintage fixed-rate MBS, with higher coupons, have paid down; they have been replaced by lower yielding fixed-rate bonds. Floating rate MBS generally indexed to a spread over LIBOR have yielded lower interest income in parallel with declining LIBOR. The Federal Reserve’s quantitative easing programs have pushed yields down and prices up for new acquisitions, as the FRB is committed to purchasing large quantities of agency MBS at a time when supply is stable to lower.

(e)

Interest income from mortgage loans — Interest income from MPF loans have increased due to increased volume of loans, although yields were lower in the three and six months ended June 30, 2013, relative to the same periods in 2012. Aggregate yields were 353 bps and 355 bps for the three and six months ended June 30, 2013, about 66 bps lower than the comparable periods in 2012. Average outstanding loans were $1.9 billion in the 2013 periods, about $362.3 million higher quarter over quarter, and about $420.0 million higher for the six month period ending June 30, 2013 versus 2012.

Impact of hedging advances

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.3:               Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$358,806	$439,422	$740,093	$886,736
Net interest adjustment from interest rate swaps (a)	(258,026)	(305,037)	(529,320)	(615,079)
Total Advance interest income reported	$100,780	$134,385	$210,773	$271,657

(a)

Two primary factors have contributed to lower amounts of net interest expenses paid to swap counterparties in the interest rate exchange agreements that achieved the desired interest rate risk strategy of synthetically converting fixed-rate advance interest income to floating rate. In the low interest rate environment, the spread, which is the difference between the fixed-rate payments made to swap counterparties and the 3-month LIBOR received from swap counterparties, has narrowed, effectively driving down the net interest expense paid to swap counterparties. In addition, when hedged advances were modified, swaps hedging fixed-rate advances were also modified to a lower rate, and the spread between the fixed-leg payment and the floating-leg receivable on swaps has also narrowed.

Interest Expense

Our primary source of funding is through the issuance of consolidated obligation bonds and discount notes in the global debt markets. Consolidated obligation bonds are medium- and long-term bonds, while discount notes are short-term instruments.   To fund our assets, our management considers our interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued.   Typically, we have used fixed-rate callable and non-callable bonds to fund mortgage-related assets and advances.   Discount notes are generally issued to fund advances and investments with shorter interest rate reset characteristics.

The principal categories of Interest expense are summarized below (dollars in thousands).   Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense.

Table 1.4:               Interest Expenses - Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change
Interest Expense
Consolidated obligations-bonds (a)	$71,729	$97,468	26.41%	$147,572	$197,234	25.18%
Consolidated obligations-discount notes (a)	17,001	12,744	(33.40)	34,088	22,939	(48.60)
Deposits (b)	149	178	16.29	311	422	26.30
Mandatorily redeemable capital stock (c)	229	413	44.55	482	1,174	58.94
Cash collateral held and other borrowings	2	7	71.43	4	24	83.33

Total interest expense	$89,110	$110,810	19.58%	$182,457	$221,793	17.74%

(a)    Interest expense on consolidated obligation debt — Reported interest expense on consolidated bonds and discount notes were adjusted for the cash flows associated with interest rate swaps in qualifying benchmark hedges.

The funding mix changed in the 2013 periods relative to the 2012 periods.  Discount notes were utilized with greater emphasis in 2013 to fund the balance sheet, compared to 2012.  On average, discount notes made up 32.5% and 30.7% as a funding vehicle in the three and six months ended June 30, 2013.  In the same periods in 2012, discount notes funded 23.9% and 24.2% of the balance sheet.

Consolidated bonds — As we make extensive use of interest rate swaps to restructure fixed rate payments on consolidated bonds to sub-LIBOR floating rate payments, the low 3-month LIBOR has continued to narrow FHLBank debt yields relative to LIBOR, and specifically for our short-term debt, effectively driving up the cost of FHLBank consolidated obligation debt.  The relationship between LIBOR and debt yield is an important economic indicator that has an impact on cost of funding.   When the 3-month LIBOR is very low, there is very little “room” for the sub-LIBOR spread to widen in line with the credit quality differential between LIBOR and FHLBank issued debt.

Interest expense from bonds were lower in the 2013 periods due to lower usage, as represented by lower outstanding balances, and declining yields in line with lower interest rate environment in 2013, relative to 2012.  In the three and six months ended June 30, 2013, cost of funds were 47 bps and 48 bps, about 12 bps below those prevailing in the same periods in 2012.  Average outstanding bonds in the three and six months ended June 30, 2013 were $61.1 billion and $62.6 billion, compared to $66.1 billion and $64.4 billion in the same periods in 2012.

Consolidated discount notes — Higher interest expenses from discount notes in the 2013 periods were due to relatively greater usage of discount notes to fund balance sheet assets in 2013.  Cost of discount notes was 20 bps and 22 bps in the three and six months ended June 30, 2013, almost unchanged from those prevailing in the same periods in 2012.

(b)    Interest expense on deposits - Decline in interest expense on deposits is due to lower average deposits in the periods in 2013, compared to the same periods in 2012, partly offset by 1 bps higher yield paid to depositors.

(c)     Interest expense on mandatorily redeemable capital stock - Holders of mandatorily redeemable capital stock are paid dividends at the same rate as all stockholders.  The dividend payments are classified as interest payments in conformity with accounting rules.  Payments have declined due to the decline in dividend rates in the 2013 periods, compared to the same periods in 2012.

Impact of hedging debt

Derivative strategies are used to manage the interest rate risk inherent in fixed-rate debt, and certain floating-rate debt that is not indexed to 3-month LIBOR rates, which is our preferred funding base.   The strategies are designed to protect future interest income.  We issue both fixed-rate callable and non-callable debt.   Typically, the callable debt is issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.   A substantial percentage of non-callable fixed-rate debt is also swapped to “plain vanilla” LIBOR-indexed cash flows.   These hedging strategies benefit us in two principal ways.   First, fixed-rate callable bond, in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond, enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.   Second, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps would convert the debt to an adjustable-rate instrument tied to an index, typically 3-month LIBOR, which is our preferred funding rate.   When debt is issued with coupons tied to an index other than the 3-month LIBOR (Prime, Federal funds rate, and 1-month LIBOR), we execute interest rate swaps that would convert the cash flows to the 3-month LIBOR.  We would generally designate the hedge as an economic hedge.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.5:               Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$157,071	$183,556	$320,816	$367,778
Discount notes-Interest expense before adjustment for swaps	9,504	6,851	19,239	11,709
Net interest adjustment for interest rate swaps	(77,845)	(80,195)	(158,395)	(159,314)
Total Consolidated bonds and discount notes-interest expense reported	$88,730	$110,212	$181,660	$220,173

In a fair value hedge of a debt, we pay floating-rate cash flows and in return receive fixed-rate cash flows from swap counterparties.  In the cash flow hedge of the long-term issuance of discount notes, we pay fixed-rate and receive 3-month LIBOR indexed cash flows.

Net Interest Income

The following table summarizes Net interest income (dollars in thousands):

Table 1.6:               Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change
Total interest income	$184,306	$231,818	(20.50)%	$380,677	$463,956	(17.95)%
Total interest expense	89,110	110,810	19.58	182,457	221,793	17.74
Net interest income before provision for credit losses	$95,196	$121,008	(21.33)%	$198,220	$242,163	(18.15)%

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

Impact of lower interest income from investing member capital — We earn interest income from investing our members’ capital to fund interest-earning assets.   Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).   Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.   The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members, and non-interest earning liabilities.  As capital is typically invested in short-term interest yielding assets, the prevailing short-term rate is another significant element in measuring the impact of earnings from members’ capital.

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

Table 1.7:               Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Interest Income	$442,332	$536,855	$909,997	$1,079,035
Net interest adjustment from interest rate swaps	(258,026)	(305,037)	(529,320)	(615,079)
Reported interest income	184,306	231,818	380,677	463,956

Interest Expense	166,955	191,005	340,852	381,107
Net interest adjustment from interest rate swaps	(77,845)	(80,195)	(158,395)	(159,314)
Reported interest expense	89,110	110,810	182,457	221,793

Net interest income (Margin) (a)	$95,196	$121,008	$198,220	$242,163

Net interest adjustment - interest rate swaps	$(180,181)	$(224,842)	$(370,925)	$(455,765)

(a)    Interest income and expense are sensitive to changes in the relationship between our fixed-rate cash instruments and LIBOR, but our margin as measured in percentage points or basis points is stable, and we are generally indifferent to changes in the cash flow patterns, as the interest rate swap agreements achieve our overall net interest spread objective.

The following tables contrast Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.8:               GAAP Versus Economic Basis (b) — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$95,196	0.37%	0.34%	$121,008	0.48%	0.44%
Interest income (expense)
Swaps not designated in a hedging relationship	6,038	0.02	0.02	1,811	0.01	0.01

Economic net interest income	$101,234	0.39%	0.36%	$122,819	0.49%	0.45%

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$198,220	0.38%	0.36%	$242,163	0.49%	0.45%
Interest income (expense)
Swaps not designated in a hedging relationship	15,653	0.03	0.03	(4,139)	(0.01)	(0.01)

Economic net interest income	$213,873	0.41%	0.39%	$238,024	0.48%	0.44%

(a)         For the most part, economic hedges outstanding at June 30, 2013 were associated with basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows, the FHLBNY’s preferred funding base.  In the 2013 periods, the 3-month LIBOR was higher than the 1-month LIBOR resulting in net payments to swap counterparties.  In the 2012 periods, certain basis swaps were hedging debt that had been indexed to a term Federal funds effective rate, which was higher than the 3-month LIBOR resulting in positive cash in-flows.  This largely explains the change in the direction of interest accruals on economic hedges for the six months ended June 30, 2013 compared to the same period in 2012.

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

Spread and Yield Analysis

Table 1.9:               Spread and Yield Analysis

	Three months ended June 30,
	2013			2012
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$73,789,157	$100,780	0.55%	$70,531,968	$134,385	0.77%
Interest bearing deposits and others	2,091,540	588	0.11	2,534,371	965	0.15
Federal funds sold and other overnight funds	13,459,484	3,131	0.09	12,071,253	4,443	0.15
Investments	13,089,204	62,791	1.92	13,862,405	75,686	2.20
Mortgage and other loans	1,931,741	17,016	3.53	1,569,400	16,339	4.19

Total interest-earning assets	$104,361,126	$184,306	0.71%	$100,569,397	$231,818	0.92%

Funded By:
Consolidated obligations-bonds	$61,067,279	$71,729	0.47	$66,079,527	$97,468	0.59
Consolidated obligations-discount notes	33,866,699	17,001	0.20	24,015,615	12,744	0.21
Interest-bearing deposits and other borrowings	1,680,752	151	0.04	2,214,700	185	0.03
Mandatorily redeemable capital stock	25,758	229	3.56	42,436	413	3.92

Total interest-bearing liabilities	96,640,488	89,110	0.37%	92,352,278	110,810	0.48%

Other non-interest-bearing funds	2,171,510	—		2,996,984	—
Capital	5,549,128	—		5,220,135	—

Total Funding	$104,361,126	$89,110		$100,569,397	$110,810

Net Interest Income/Spread		$95,196	0.34%		$121,008	0.44%

Net Interest Margin
(Net interest income/Earning Assets)			0.37%			0.48%

	Six months ended June 30,
	2013			2012
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$73,322,128	$210,773	0.58%	$70,183,940	$271,657	0.78%
Interest bearing deposits and others	2,198,526	1,399	0.13	2,562,672	1,622	0.13
Federal funds sold and other overnight funds	13,400,983	7,396	0.11	11,314,978	6,803	0.12
Investments	13,163,342	127,285	1.95	13,547,553	151,707	2.25
Mortgage and other loans	1,923,382	33,824	3.55	1,503,506	32,167	4.29

Total interest-earning assets	$104,008,361	$380,677	0.74%	$99,112,649	$463,956	0.94%

Funded By:
Consolidated obligations-bonds	$62,575,911	$147,572	0.48	$64,379,040	$197,234	0.61
Consolidated obligations-discount notes	31,878,900	34,088	0.22	23,976,613	22,939	0.19
Interest-bearing deposits and
other borrowings	1,766,713	315	0.04	2,657,836	446	0.03
Mandatorily redeemable capital stock	24,150	482	4.03	45,958	1,174	5.12

Total interest-bearing liabilities	96,245,674	182,457	0.38%	91,059,447	221,793	0.49%

Other non-interest-bearing funds	2,266,907	—		2,900,285	—
Capital	5,495,780	—		5,152,917	—

Total Funding	$104,008,361	$182,457		$99,112,649	$221,793

Net Interest Income/Spread		$198,220	0.36%		$242,163	0.45%

Net Interest Margin
(Net interest income/Earning Assets)			0.38%			0.49%

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

Table 1.10:        Rate and Volume Analysis

	For the three months ended
	June 30, 2013 vs. June 30, 2012
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$5,959	$(39,564)	$(33,605)
Interest bearing deposits and others	(151)	(226)	(377)
Federal funds sold and other overnight funds	467	(1,779)	(1,312)
Investments	(4,061)	(8,834)	(12,895)
Mortgage loans and other loans	3,425	(2,748)	677

Total interest income	5,639	(53,151)	(47,512)

Interest Expense
Consolidated obligations-bonds	(6,984)	(18,755)	(25,739)
Consolidated obligations-discount notes	4,978	(721)	4,257
Deposits and borrowings	(46)	12	(34)
Mandatorily redeemable capital stock	(150)	(34)	(184)

Total interest expense	(2,202)	(19,498)	(21,700)

Changes in Net Interest Income	$7,841	$(33,653)	$(25,812)

	For the six months ended
	June 30, 2013 vs. June 30, 2012
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$11,683	$(72,567)	$(60,884)
Interest bearing deposits and others	(231)	8	(223)
Federal funds sold and other overnight funds	1,184	(591)	593
Investments	(4,202)	(20,220)	(24,422)
Mortgage loans and other loans	8,006	(6,349)	1,657

Total interest income	16,440	(99,719)	(83,279)

Interest Expense
Consolidated obligations-bonds	(5,386)	(44,276)	(49,662)
Consolidated obligations-discount notes	8,216	2,933	11,149
Deposits and borrowings	(157)	26	(131)
Mandatorily redeemable capital stock	(474)	(218)	(692)

Total interest expense	2,199	(41,535)	(39,336)

Changes in Net Interest Income	$14,241	$(58,184)	$(43,943)

Analysis of Non-Interest Income (Loss) — The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:        Other Income (loss)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Other income (loss):
Service fees and other (a)	$2,584	$2,135	$4,939	$4,055
Instruments held at fair value - Unrealized gains (b)	7,243	2,106	10,922	9,304
Total OTTI losses	—	(75)	—	(370)
Net amount of impairment losses reclassified (from)
Accumulated other comprehensive loss	—	(693)	—	(956)
Net impairment losses recognized in earnings (c)	—	(768)	—	(1,326)

Net realized and unrealized gains (losses) on derivatives and hedging activities (d)	12,876	(391)	14,259	23,835
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	—	—	—	256
Losses from extinguishment of debt (e)	(982)	(4,852)	(8,913)	(19,630)
Total other income (loss)	$21,721	$(1,770)	$21,207	$16,494

(a)    Service fees and other — Service fees are derived primarily from providing correspondent banking services to members.  The category Other includes fees earned on standby financial letters of credit.   The increase in the current year was primarily due to increase in volume of issuance of financial letters of credits.

(b)    Instruments held at fair value under the Fair Value Option — Fair value gains and losses are recorded in the balance sheet at their market observable pricing, which typically moves inversely with changes in yields.  At issuance of the instruments, or as the instruments approach maturity, their fair values will generally be close to par.   The income statement impact is the change in the recorded fair values over the measurement period, between the beginning of the quarter to the end of the quarter.  For the most part, maturing debt instruments elected under the FVO had not been replaced through most of 2013, and those still outstanding were approaching their maturities.  Through most of the prior year, fair values of debt elected under the FVO were in fair value unrealized loss positions in parallel with declining rate environment.  Through most of 2013, as the debt approached their maturities or matured, the recorded fair value liabilities reversed, resulting in gains recorded in the three and six months ended June 30, 2013.  Additionally, the market observable consolidated debt yields steepened substantially at June 30, 2013 and debt that remained outstanding reported fair value gains.  For more information about FHLBank debt and advances elected under the FVO, see Note 17. Fair Values of Financial Instruments.

(c)     Net impairment losses recognized in earnings on held-to-maturity securities — Credit-related OTTI identified de minimis cash flow shortfalls in the three and six months ended June 30, 2013.  However, the fair values of the bonds were in excess of their amortized cost, including the shortfall, and it was not necessary to record a credit loss, and no OTTI was recognized.  In a period when cash flow analysis identifies credit losses that exceed fair value, our policy is to cap the loss to a floor equal to its amortized cost.   In the 2012 periods, OTTI was not significant.

(d)    Net realized and unrealized gains on derivatives and hedging activities — See Table 1.13 for detailed analysis.

(e)     Earnings Impact of Debt extinguishment and sales of investment securities — See Table 1.12 for discussions and analysis.

Debt buy back costs

We retire debt principally to reduce future debt costs or when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.   The Bank has continued to implement its debt buy back strategy to protect future income.  As advances were prepaid ahead of their maturity or call dates, we re-purchased debt to re-align the Bank’s asset-liability mix.

The following tables summarize debt extinguished and its impact on earnings (in thousands):

Table 1.12:        Debt Extinguishment and Sale of Investment Securities

	Three months ended June 30,
	2013		2012
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds	$11,956	$(982)	$81,143	$(4,852)

	Six months ended June 30,
	2013		2012
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Redemption of Housing Finance Agency (a)	$—	$—	$4,742	$256
Extinguishment of CO Bonds	$40,483	$(5,005)	$207,937	$(19,630)
Transfer of CO Bonds to Other FHLBanks	$25,035	$(3,908)	$—	$—

(a)   From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis may be asked by the issuer of a security, which we have classified as held-to-maturity, to redeem the investment security.   There were insignificant gains from such redemptions in the 2012 periods.

Earnings Impact of Derivatives and Hedging Activities

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

Standalone derivatives comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to the 1-month LIBOR.  Interest rate caps gained value in a rising rate environment, and partly offsetting fair value losses on swaps hedging debt elected under the FVO, and fair value losses on basis swaps in economic hedges of floating-rate debt.  In the prior year second quarter, fair values from standalone derivatives were also not significant in aggregate.  In a declining rate environment, changes in fair values of interest rate caps reported losses, which were offset by fair value gains on swaps in economic hedges of debt.  In the three and six months ended June 30, 2013, standalone derivatives reported losses of $2.6 million and $0.9 million.  In the three and six months ended June 30, 2012, standalone derivatives reported gains of $2.8 million and $23.4 million.  Fair value gains in the 2012 period were due to favorable valuation of standalone basis swaps, driven by favorable changes in the spread between the 3-month LIBOR and the Federal funds rate and the 1-month LIBOR between December 31, 2011 and March 31, 2012.

Fair values changes from qualifying benchmark hedges reported fair value gains of $15.5 million in the 2013 second quarter, primarily from hedges of long-term fixed-rate advances hedged to the 3-month LIBOR.  In the 2013 second quarter, long-term swap rates rose while short-term LIBOR remained unchanged or declined, causing the swap curve to steepen considerably.  This resulted in the widening of fair values of long-term advances, relative to the fair values of interest rate swaps hedging the advances in benchmark (LIBOR) hedges, although the hedges remained as effective hedges and in compliance with hedge accounting rules.  The aggregate fair value gain in the six months ended June 30, 2013 was $15.1 million, almost entirely driven by the second quarter results, as ineffectiveness in the 2013 first quarter from qualifying hedges was not significant.  In the prior year second quarter, qualifying benchmark hedges reported fair value losses of $3.2 million, and de minimis gains in the six month period.

For more information, also see Components of net gains and losses on derivatives and hedging activities as presented in the Statements of Income in Note 16.  Derivatives and Hedging Activities.

The following tables summarize the impact of hedging activities on earnings (in thousands):

Table 1.13:        Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended June 30, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(258,026)	$(160)	$85,343	$(7,498)	$—	$—	$(180,341)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	15,067	—	410	—	—	—	15,477
Gains on cash flow hedges	—	—	6	—	—	—	6
Net gains (losses) derivatives-FVO	—	—	(2,981)	146	—	—	(2,835)
Gains (losses)-economic hedges	(19)	(1,714)	(2,009)	—	3,970	—	228

Net realized and unrealized gains (losses) on derivatives and hedging activities	15,048	(1,714)	(4,574)	146	3,970	—	12,876

Total earnings impact	$(242,978)	$(1,874)	$80,769	$(7,352)	$3,970	$—	$(167,465)

	Three months ended June 30, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(305,037)	$(95)	$86,088	$(5,893)	$—	$—	$(224,937)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Losses on fair value hedges	(1,496)	—	(1,109)	(418)	—	—	(3,023)
Losses on cash flow hedges	—	—	(212)	—	—	—	(212)
Net gains derivatives-FVO	—	—	4,324	754	—	—	5,078
Gains (losses)-economic hedges	120	1,091	3,163	3	(6,612)	1	(2,234)

Net realized and unrealized gains (losses) on derivatives and hedging activities	(1,376)	1,091	6,166	339	(6,612)	1	(391)

Total earnings impact	$(306,413)	$996	$92,254	$(5,554)	$(6,612)	$1	$(225,328)

	Six months ended June 30, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(529,320)	$(323)	$173,244	$(14,849)	$—	$—	$(371,248)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	14,404	—	778	—	—	—	15,182
Losses on cash flow hedges	—	—	(47)	—	—	—	(47)
Net gains (losses) derivatives-FVO	—	—	(2,532)	262	—	—	(2,270)
Gains (losses)-economic hedges	230	(1,909)	(1,866)	—	4,938	1	1,394

Net realized and unrealized gains (losses) on derivatives and hedging activities	14,634	(1,909)	(3,667)	262	4,938	1	14,259

Total earnings impact	$(514,686)	$(2,232)	$169,577	$(14,587)	$4,938	$1	$(356,989)

	Six months ended June 30, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(615,079)	$(138)	$170,544	$(11,230)	$—	$—	$(455,903)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	936	—	1,058	(1,381)	—	—	613
Losses on cash flow hedges	—	—	(214)	—	—	—	(214)
Net gains derivatives-FVO	—	—	9,826	866	—	—	10,692
Gains (losses)-economic hedges	(129)	1,326	18,652	80	(7,188)	3	12,744

Net realized and unrealized gains (losses) on derivatives and hedging activities	807	1,326	29,322	(435)	(7,188)	3	23,835

Total earnings impact	$(614,272)	$1,188	$199,866	$(11,665)	$(7,188)	$3	$(432,068)

(a)        Net interest accruals on interest rate swaps that qualify under the hedge accounting rules are recorded within interest income or interest expense.  Amortization of basis adjustments (typically when a qualifying hedge is terminated) is also recorded as a component of interest income or expense. See Table 1.3 for recorded amounts of interest expense paid to swap counterparties in hedges of advances; also, see Table 1.5 for recorded amounts of interest income received from swap counterparties in hedges of debt.  We deploy hedging strategies to protect future net interest income that may reduce income in the short-term.

Impact of Cash flow hedging on earnings and AOCI

No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two month period thereafter in any periods in this report.   Ineffectiveness from hedges designated as cash flow hedges was not significant in any reported periods.   The two primary cash flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we execute interest rate swaps on the anticipated issuance of debt to lock in a spread between the earning asset and the cost of funding.  The effective portion of changes in the fair values of the swaps is recorded in AOCI.   The ineffective portion is recorded through net income.   The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.   The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.   At June 30, 2013, we had no open contracts to hedge the anticipated issuances of debt.   Over the next 12 months, it is expected that $3.1 million of net losses recorded in AOCI will be recognized as an interest expense.

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

Derivative gains and losses reclassified from AOCI to current period income — The following table summarizes changes in derivative gains and losses and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:   Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(119,503)	$(94,481)	$(137,114)	$(111,985)
Net hedging transactions	57,494	(43,975)	74,038	(27,473)
Reclassified into earnings	795	1,212	1,862	2,214
End of period (a)	$(61,214)	$(137,244)	$(61,214)	$(137,244)

(a)    Losses primarily due to unrecognized losses from rollover cash flow hedge strategy.   At June 30, 2013, the fair values of interest rate swaps designated in the cash flow strategy to hedge long-term issuance of consolidated obligation discount notes in the rollover program were in an unrealized loss position of $51.1 million ($123.1 million loss at June 30, 2012, and $124.8 million at December 31, 2012).  These amounts were recorded in the balance sheet as derivative liabilities at those dates, and an offset recorded in AOCI as unrealized losses.   No ineffectiveness was identified in this program.  Long-term swaps are in a pay-fixed, receive-floating rate cash flows, and rising long-term rates in the 2013 second quarter drove fair value losses to decline.  Fair value losses in AOCI also include the unamortized fair value basis of closed cash flow hedges that had hedged anticipatory issuances of debt; unamortized losses were $10.1 million and $12.3 million at June 30, 2013 and December 31, 2012.  See Table 1.14 for changes in cash flow hedges in AOCI.

Fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  If long-term swap rates decline, we will expect increase in losses in unrealized losses, and a decrease in losses if long-term swaps rates rise.  We expect the long-term hedge programs to remain in place to their contractual maturities, and fair value losses will sum to zero over those periods.

Operating Expenses, Compensation and Benefits, and Other Expenses

The following tables set forth the major categories of operating expenses (dollars in thousands):

Table 1.15:        Operating Expenses, and Compensation and Benefits

	Three months ended June 30,
	2013	Percentage of Total	2012	Percentage of Total
Temporary workers	$68	1.00%	$6	0.08%
Occupancy	800	11.77	1,081	15.30
Depreciation and leasehold amortization	922	13.56	1,083	15.33
Computer service agreements and contractual services	2,815	41.42	2,874	40.69
Professional and legal fees	535	7.87	267	3.78
Other (a)	1,657	24.38	1,753	24.82
Total operating expenses (b)	$6,797	100.00%	$7,064	100.00%

Employee compensation	$7,964	59.88%	$7,912	60.04%
Employee benefits	5,337	40.12	5,265	39.96
Total Compensation and Benefits (c)	$13,301	100.00%	$13,177	100.00%

Finance Agency and Office of Finance (d)	$2,640		$3,028

	Six months ended June 30,
	2013	Percentage of Total	2012	Percentage of Total

Temporary workers	$82	0.58%	$13	0.09%
Occupancy	1,938	13.82	2,123	14.68
Depreciation and leasehold amortization	1,905	13.59	2,226	15.39
Computer service agreements and contractual services	5,626	40.13	5,648	39.05
Professional and legal fees	1,041	7.42	969	6.70
Other (a)	3,430	24.46	3,484	24.09
Total Operating Expenses (b)	$14,022	100.00%	$14,463	100.00%

Salaries	$15,962	58.24%	$15,898	58.01%
Employee benefits	11,445	41.76	11,509	41.99
Total Compensation and Benefits (c)	$27,407	100.00%	$27,407	100.00%

Finance Agency and Office of Finance (d)	$6,091		$6,645

(a)	Other Expense — included audit fees, director fees and expenses, insurance and telecommunications.
(b)

Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.

(c)

Employee compensation costs were almost unchanged period-over-period. Employees benefit program costs have been relatively low in all periods in this report primarily due to lower costs of the Defined benefit pension plan, benefiting from a pension relief measure under a pension relief bill enacted by Congress in mid-2012.

(d)	We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The 12 FHLBanks and two other GSEs share the entire cost of the Finance Agency.

Assessments

Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”).  For more information, see “Affordable Housing Program and Other Mission Related Programs” and “Assessments” under ITEM 1 BUSINESS in the most recent Form 10-K filed on March 25, 2013.  We fulfill our AHP obligations primarily through direct grants to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low- and moderate-income households.   Ten percent of our annual pre-assessment regulatory net income is set aside for the AHP.   The amounts set aside are considered our liability towards our AHP obligations, and AHP grants and subsidies are provided to members out of this liability.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:               Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Beginning balance	$128,512	$130,629	$134,942	$127,454
Additions from current period’s assessments	9,416	9,659	17,218	21,066
Net disbursements for grants and programs	(15,677)	(8,328)	(29,909)	(16,560)
Ending balance	$122,251	$131,960	$122,251	$131,960

Financial Condition (dollars in thousands):

Table 3.1:         Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	June 30, 2013	December 31, 2012	dollar amount	percentage
Assets
Cash and due from banks	$5,939,601	$7,553,188	$(1,613,587)	(21.36)%
Federal funds sold	11,413,000	4,091,000	7,322,000	NM (a)
Available-for-sale securities	1,881,553	2,308,774	(427,221)	(18.50)
Held-to-maturity securities	10,980,193	11,058,764	(78,571)	(0.71)
Advances	84,701,883	75,888,001	8,813,882	11.61
Mortgage loans held-for-portfolio	1,928,337	1,842,816	85,521	4.64
Derivative assets	18,274	41,894	(23,620)	(56.38)
Other assets	209,830	204,363	5,467	2.68
Total assets	$117,072,671	$102,988,800	$14,083,871	13.68%

Liabilities
Deposits
Interest-bearing demand	$1,618,845	$1,994,974	$(376,129)	(18.85)%
Non-interest-bearing demand	23,694	19,537	4,157	21.28
Term	53,000	40,000	13,000	32.50
Total deposits	1,695,539	2,054,511	(358,972)	(17.47)

Consolidated obligations
Bonds	64,537,643	64,784,321	(246,678)	(0.38)
Discount notes	43,886,582	29,779,947	14,106,635	47.37
Total consolidated obligations	108,424,225	94,564,268	13,859,957	14.66

Mandatorily redeemable capital stock	25,437	23,143	2,294	9.91

Derivative liabilities	407,455	426,788	(19,333)	(4.53)
Other liabilities	412,147	428,261	(16,114)	(3.76)
Total liabilities	110,964,803	97,496,971	13,467,832	13.81
Capital	6,107,868	5,491,829	616,039	11.22
Total liabilities and capital	$117,072,671	$102,988,800	$14,083,871	13.68%

(a)         Not meaningful

Balance sheet overview June 30, 2013 compared to December 31, 2012

Total assets were $117.1 billion at June 30, 2013, up from $101.9 billion at March 31, 2013 and $103.0 billion at December 31, 2012.   As a result of the borrowing activities of a large member, advance balances increased to $84.7 billion at June 30, 2013, up from $71.7 billion at March 31, 2013, and $75.9 billion at December 31, 2012.  Our mission is to support the liquidity needs of our members.   To meet this mission, our strategy is to keep our balance sheet generally in line with the rise and fall of amounts borrowed by members in the form of advances.  At June 30, 2013, total advances to members were 72.3% of total assets, compared to 70.4% at March 31, 2013, and 73.7% at December 31, 2012.

Advances — Outstanding balances of Advances are presented below:

Table 3.2:         Advance Trends

Aside from advances, our primary earning assets were investment portfolios, comprising primarily of GSE-issued mortgage-backed securities, mortgage loans in the MPF program, and overnight Federal funds sold.   We also hold small portfolios of private-label MBS, and bonds issued by state and local government housing agencies.

Investments — At June 30, 2013, investment securities comprised of $1.9 billion in securities designated as available-for-sale and $11.0 billion in securities designated as held-to-maturity.  GSE issued mortgage-backed securities totaled $11.7 billion, or 90.8% of the carrying values of all investment securities.  Private-label issued mortgage-backed securities totaled $441.0 million, or 3.4% of total investment securities.  Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $728.6 million, or 5.7% of total investment securities.  The heavy concentration of GSE-issued securities and a declining balance of private-label MBS has been our investment profile for many years.

Investments in mortgage-loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).   Growth has been steady and moderate.  Outstanding balances of loans under this program increased by $85.5 million to $1.9 billion during the six months ended June 30, 2013.  Credit performance has been strong and delinquency low.  Historical loss experience has been very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Leverage — At June 30, 2013, balance sheet leverage was 19.2 times shareholders’ equity, a little higher than 18.8 times at December 31, 2012 due to higher liquidity at June 30, 2013 in the form of investment in overnight Federal funds sold.   Our balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time, we may maintain excess liquidity in highly liquid investments or cash balances at the FRB to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.   This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged.   Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.   Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Debt — Our primary source of funds continued to be through the issuance of consolidated obligation bonds and discount notes.   Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer.  The utilization of discount notes was higher in line with increase in short-term lending during the 2013 second quarter.

Our ability to access the capital markets, which has a direct impact on our cost of funds, is dependent to a degree on our credit ratings from the major ratings organizations.   Although the FHLBank debt performance has withstood the impact of the rating downgrade by S&P in 2011to AA+ from AAA, investor preference for the high quality of our debt has in fact grown stronger.  However, we cannot say with certainty the long-term impact of such actions on our liquidity position, which could be adversely affected by many causes both internal and external to our business.   For more information, see Business Outlook in the MD&A in this report.

Liquidity and Short-term Debt — The following table summarizes our short-term debt (in thousands).  Also see Tables 10.1 – 10.4 for additional information.

Table 3.3:   Short–term Debt

	June 30, 2013	December 31, 2012

Consolidated obligations-discount notes (a)	$43,886,582	$29,779,947
Consolidated obligations-bonds with original maturities of one year or less (b)	$22,600,000	$15,600,000

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

Advances

Our primary business is making collateralized loans to members, referred to as advances.   Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and term funding.   This demand is driven by economic factors such as availability of alternative funding sources that are more attractive, or by the interest rate environment and the outlook for the economy.   Members may choose to prepay advances (which may generate prepayment penalty fees) based on their expectations of interest rate changes and demand for liquidity.   Advance volume is also influenced by merger activity, where members are either acquired by non-members or acquired by members of another FHLBank.   When our members are acquired by members of another FHLBank or by non-members, these former members no longer qualify for membership and we may not offer renewals or additional advances to the former members, and subsequent to the merger, maturing advances will not be replaced.  This has an immediate impact on short-term and overnight lending if the former member borrowed short-term and overnight advances.

In 2013, Advance balances have grown primarily because of one large member’s short-term borrowing.  In the 2013 second quarter, the member increased its outstanding borrowed funds by $9.5 billion, and the aggregate amount borrowed by the member stood at $20.2 billion at June 30, 2013, compared to $10.7 billion at March 31, 2013 and $12.1 billion at December 31, 2012.  Of the amounts borrowed, $18.7 billion are floating rate, LIBOR-indexed advances, and $1.5 billion are fixed-rate advances.  Contractual maturities of $19.2 billion are within one year, and $1.0 billion within two years.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:               Advances by Product Type

	June 30, 2013		December 31, 2012
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$22,690,800	27.57%	$14,960,800	20.69%
Fixed Rate Advances	45,157,357	54.87	47,067,640	65.11
Short-Term Advances	9,487,525	11.53	6,062,000	8.39
Mortgage Matched Advances	362,087	0.44	369,925	0.51
Overnight & Line of Credit (OLOC) Advances	2,556,602	3.11	2,332,740	3.23
All other categories	2,039,908	2.48	1,498,998	2.07

Total par value	82,294,279	100.00%	72,292,103	100.00%

Hedge value basis adjustments	2,405,063		3,595,396
Fair value option valuation adjustments and accrued interest	2,541		502

Total	$84,701,883		$75,888,001

Member demand for advance products

Increase in amounts borrowed at June 30, 2013, relative to December 31, 2012 have been concentrated around short- and medium-term floating rate advances and shorter-term fixed rate advances.  Demand from the membership in general has remained weak, and balances were up because of one member’s borrowing activities in 2013.

Adjustable Rate Advances (“ARC Advances”) — ARC advances have grown due to one large member’s borrowing in 2013.  About $17.7 billion of ARC advances are expected to mature within one year, and $1.0 billion within two years.

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

Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Member demand for fixed-rate advances has continued to be weak in 2013, but stable as maturing Fixed-rate advances were replaced by new Fixed-rate advances.  We believe that members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs.  Terms vary from two days to 30 years.  A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature that we have purchased from the member, driving down the coupon on the advance.  The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance.   With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances of advances that are putable have declined steadily to $14.9 billion at June 30, 2013, compared to $16.2 billion at December 31, 2012.

Short-term Advances — Outstanding amounts grew to $9.5 billion at June 30, 2013, up from $6.1 billion at December 31, 2012.  One large member borrowed $1.5 billion in June 2013, all of which is expected to mature in the 2013 third quarter.

Overnight advances — Demand for overnight borrowings have fluctuated during the two quarters in 2013.  Member demand for the Overnight Advances reflects the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  Outstanding balances have grown to $2.6 billion at June 30, 2013, up from $1.3 billion at March 31, 2013 and $2.3 billion at December 31, 2012.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

Merger Activity

Merger activity is an important factor and, if significant, would contribute to an uneven pattern in advance balances.  Merger activity may result in the loss of new business if a member is acquired by a non-member.  The FHLBank Act does not permit new advances to replace maturing advances to former members.  Advances held by members who are acquired by non-members may remain outstanding until their contractual maturities.  Merger activity may also result in a decline in the advance book if the acquired member decides to prepay existing advances partially or in full depending on the post-merger liquidity needs.  Hudson City, a large member, was expected to merge with M&T, another member, in mid-2013, and Hudson City was expected to prepay advances in mid-2013.  However, the proposed merger has been postponed to 2014.  The amount outstanding to Hudson City was $6.0 billion at June 30, 2013.  The timing of the prepayment is uncertain.  For more information, see Business Outlook in the Executive summary section in this MD&A.

The following table summarizes merger activity, including the impact of voluntary terminations (dollars in thousands):

Table 4.2:         Merger Activity/Voluntary terminations

	June 30, 2013	December 31, 2012

Number of Non-Members (a)	2	2
Total number of Non-Members at period end	5	5
Total Advances outstanding to Non-Members at period end	$407,285	$427,334

(a) Members who became Non-Members because of mergers and voluntary/involuntary terminations within the periods then ended.

Prepayment of Advances

Prepayment initiated by members or former members is another important factor that impacts advances.  We charge a prepayment fee when the member or a former member prepays certain advances before the original maturity.

The following table summarizes prepayment activity (in thousands):

Table 4.3:         Prepayment Activity

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Advances pre-paid at par	$167,500	$597,913	$1,136,589	$793,099
Prepayment fees (a)	$1,546	$8,412	$8,593	$9,385

(a)         Amount represents fees received from members minus the fair value basis, if the prepaid advance was hedged.   For hedged advances that are prepaid, we generally terminate the hedging relationship upon prepayment and adjust the prepayment fees received for the fair value basis of the hedged prepaid advance.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.4:         Advances by Interest-Rate Payment Terms

	June 30, 2013		December 31, 2012
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$59,603,479	72.43%	$57,331,303	79.31%
Variable-rate (b)	22,682,800	27.56	14,952,800	20.68
Variable-rate capped (c)	8,000	0.01	8,000	0.01

Total par value	82,294,279	100.00%	72,292,103	100.00%

Hedge value basis adjustments	2,405,063		3,595,396
Fair value option valuation adjustments and accrued interest	2,541		502

Total	$84,701,883		$75,888,001

(a)   Fixed-rate borrowings remained popular with members.  Demand was uneven over the two quarters in 2013.  At June 30, 2013, balances increased after a decline at March 31, 2013.  Members may be seeing opportunities to lock-in fixed-rate long-term borrowings in view of the steepening of the yield curve in recent months in the 2013 second quarter.

(b)   Adjustable-rate LIBOR-based advances have increased due to the borrowing by one large member in the 2013 second quarter.   The FHLBNY’s larger members are generally borrowers of variable-rate advances, and except for the one large member’s borrowing activity other members have remained on the side-lines in a weak economy and have not increased their borrowings despite the low short-term rates, as it would appear that they have sufficient liquidity in the form of customer deposits.

(c)    Typically, capped ARCs are in demand by members in a rising rate environment, as members would purchase cap options to limit their interest rate exposure.   With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes variable-rate advances by reference-index type (in thousands):

Table 4.5:         Variable-Rate Advances

	June 30, 2013	December 31, 2012

LIBOR indexed (a)	$22,690,800	$14,960,800

(a) LIBOR indexed advances are typically ARC advances.

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):

Table 4.6:         Advances by Maturity and Yield Type

	June 30, 2013		December 31, 2012
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$21,597,962	26.24%	$17,057,874	23.60%
Due after one year	38,005,517	46.19	40,273,429	55.71
Total Fixed-rate	59,603,479	72.43	57,331,303	79.31

Variable-rate
Due in one year or less	18,337,000	22.28	9,899,000	13.69
Due after one year	4,353,800	5.29	5,061,800	7.00

Total Variable-rate	22,690,800	27.57	14,960,800	20.69
Total par value	82,294,279	100.00%	72,292,103	100.00%

Hedge value basis adjustments	2,405,063		3,595,396
Fair value option valuation adjustments and accrued interest	2,541		502
Total	$84,701,883		$75,888,001

Impact of Derivatives and hedging activities to the balance sheet carrying values of Advances

The carrying values of Advances include hedging basis adjustments (LIBOR benchmark hedging adjustments) for those advances recorded under hedge accounting provisions, or at fair value for those advances elected under the FVO.   Fair value basis adjustments, as measured under the hedging rules, are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates.

When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction, and valuation basis adjustments decline or rise.  Such basis adjustments were gains of $2.4 billion and $3.6 billion at June 30, 2013 and December 31, 2012.  The valuation gains were consistent with the higher contractual coupons of long- and medium-term fixed-rate hedged advances, relative to current advance pricing at the two measurement dates.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment.   In the current lower interest rate environment, fixed-rate advances will exhibit net unrealized fair value basis gains.   The forward swap curve steepened sharply at June 30, 2013, and some of previously recorded valuation gains declined relative to December 31, 2012.  Hedged advances declined by $3.1 billion at June 30, 2013 from December 31, 2012, and that too contributed to decline in valuation adjustments.

The following graph compares the swap curves at June 30, 2013 and December 31, 2012.

Table 4.7:         LIBOR Swap Curve – Graph

Hedge volume — We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedging accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.8:         Hedged Advances by Type

Par Amount	June 30, 2013	December 31, 2012
Qualifying Hedges
Fixed-rate bullets (a)	$27,500,902	$29,406,073
Fixed-rate putable (b)	14,452,812	15,605,412
Total Qualifying Hedges	$41,953,714	$45,011,485

Aggregate par amount of advances hedged (c)	$41,969,930	$45,190,497
Fair value basis (Qualifying hedging adjustments)	$2,405,063	$3,595,396

(a)   Generally, non-callable fixed-rate medium and longer term advances are hedged to mitigate the risk in fixed-rate lending.  As the longer tenored advances mature and were not renewed, or were replaced by shorter term fixed-rate advances, the Bank has elected not to hedge such advances.  As a result, the volume of hedged advances in this category has declined.

(b)   Members have generally not replaced maturing putable advances, and outstanding balances have declined.

(c)   Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship.  (See Tables 9.1 — 9.7).

Advances elected under the FVO — In the 2013 second quarter a member borrowed $11.2 billion in new LIBOR-indexed advances, which were designated to be accounted under the FVO.  By electing the FVO for an asset instrument, the objective is to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.  The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.9:         Advances under the Fair Value Option (FVO)

	Advances
Par Amount	June 30, 2013	December 31, 2012
Advances designated under FVO	$11,700,000	$500,000

Advances — Call Dates and Exercise Options

The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that we control.  Put dates are organized by date of first put (dollars in thousands):

Table 4.10:  Advances by Put Date/Call Date (a)

	June 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total

Due or putable in one year or less	$46,671,712	56.71%	$38,332,536	53.03%
Due or putable after one year through two years	5,783,433	7.03	7,836,276	10.84
Due or putable after two years through three years	11,929,597	14.50	7,944,130	10.99
Due or putable after three years through four years	8,190,421	9.95	9,061,189	12.53
Due or putable after four years through five years	5,749,720	6.99	4,659,154	6.44
Thereafter	3,969,396	4.82	4,458,818	6.17

Total par value	82,294,279	100.00%	72,292,103	100.00%

Hedge value basis adjustments	2,405,063		3,595,396
Fair value option valuation adjustments and accrued interest	2,541		502

Total	$84,701,883		$75,888,001

(a) Contrasting advances by contractual maturity dates (See Note 7.  Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances.   Advances borrowed by members included a significant amount of putable advances in which we purchased from members the option to terminate advances at agreed-upon dates.   Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates.   When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.   Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.   This is best illustrated by the fact that on a contractual maturity basis, 14.9% of advances would mature after five years, while on a put basis, the percentage declined to 4.8% at June 30, 2013.

The following table summarizes notional amounts of advances that were still putable (one or more pre-determined option exercise dates remaining) (in thousands):

Table 4.11:  Putable and Callable Advances

	June 30, 2013 (a)	December 31, 2012 (a)
Putable	$14,889,812	$16,175,412
No-longer putable	$2,166,500	$2,072,500

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

Pricing of GSE-issued MBS has been tight partly due to limited supply, and partly as a result of the Federal Reserve Bank’s active participation in the market for acquiring GSE-issued MBS.  As a result of the tight pricing, which did not meet our risk/reward expectations, acquisitions have been limited, and our portfolio has declined at June 30, 2013 compared to December 31, 2012.

Carrying values of mortgage-backed securities classified as available-for-sale are their fair values, and were $1.9 billion at June 30, 2013, compared to $2.3 billion at December 31, 2012.  All MBS in the AFS portfolio were floating-rate securities that are indexed to LIBOR, and are capped typically between 6.5% and 7.5%.  No securities were sold, and no securities were acquired for the AFS portfolio in the two quarters in 2013.

Carrying values of mortgage-backed securities classified as held-to-maturity were $10.3 billion at June 30, 2013, almost unchanged from December 31, 2012.  At June 30, 2013, held-to-maturity securities included $4.6 billion of floating-rate LIBOR indexed MBS, a significant percentage of which were capped between 6.5% and 7.5%.  At December 31, 2012, the comparable amounts of such floating-rate securities were $5.3 billion.  Acquisitions for the held-to-maturity portfolio of MBS have also been cautious, with acquisitions slightly less than contractual run-offs.  In the two quarters in 2013, $1.0 billion of GSE-issued fixed-rate MBS were purchased for the held-to-maturity portfolio.

To partly mitigate the potential interest rate exposure of the capped floating-rate MBS if LIBOR exceeds levels above the capped coupons, we have outstanding interest rate cap contracts of $1.9 billion, structured so that if LIBOR rates exceed the pre-determined cap strikes, we would receive cash payments for each period the cap strike is exceeded.

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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and Federal funds sold) (dollars in thousands):

Table 5.1:               Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2013	2012	Variance	Variance

State and local housing finance agency obligations (a)	$728,635	$737,600	$(8,965)	(1.22)%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	1,871,870	2,299,141	(427,271)	(18.58)
Held-to-maturity securities, at carrying value	10,251,558	10,321,164	(69,606)	(0.67)
Total securities	12,852,063	13,357,905	(505,842)	(3.79)

Grantor trust (c)	9,683	9,633	50	0.52
Federal funds sold	11,413,000	4,091,000	7,322,000	NM

Total investments	24,274,746	$17,458,538	$6,816,208	39.04%

(a)         A $55 million housing finance agency bond was acquired in the 2013 second quarter, and no acquisitions were made in the first quarter of 2013 or in the six months ended June 30, 2012.  Bonds are classified as HTM securities, and carried at amortized cost.

(b)         No acquisitions were made in the first six months of 2013 and 2012.  AFS securities were GSE issued floating-rate securities, and are carried at fair value.

(c)          Grantor Trust is classified as available-for-sale securities, and recorded at fair value.  Trust funds represent investments in registered mutual funds and other fixed-income and equity funds maintained under the grantor trust.  The grantor trust funds current and potential future payments to retirees for supplemental pension plan obligations.

Long-Term Investments

Investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:             Investment Securities Issuer Concentration

	June 30, 2013			December 31, 2012
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,046,378	$5,074,786	82.62%	$5,428,870	$5,520,801	98.85%
Freddie Mac	6,538,880	6,619,501	107.06	6,556,194	6,859,275	119.38
Ginnie Mae	97,144	97,824	1.59	120,308	121,189	2.19
All Others - PLMBS	441,026	506,482	7.22	514,933	570,760	9.38
Non-MBS (b)	738,318	683,752	12.09	747,233	693,305	13.61

Total Investment Securities	$12,861,746	$12,982,345	210.58%	$13,367,538	$13,765,330	243.41%

Categorized as:

Available-for-Sale Securities	$1,881,553	$1,881,553		$2,308,774	$2,308,774

Held-to-Maturity Securities	$10,980,193	$11,100,792		$11,058,764	$11,456,556

(a)         Carrying value includes fair value for AFS securities.

(b)         Non-MBS consist of HFA and Grantor Trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.3:             External Rating of the Held-to-Maturity Portfolio

	June 30, 2013
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$2,336	$9,838,366	$255,620	$35,802	$119,434	$10,251,558
State and local housing finance agency obligations	65,000	620,300	8,005	35,330	—	728,635

Total Long-term securities	$67,336	$10,458,666	$263,625	$71,132	$119,434	$10,980,193

	December 31, 2012
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$6,687	$10,045,933	$78,709	$57,346	$132,489	$10,321,164
State and local housing finance agency obligations	65,000	627,270	—	45,330	—	737,600

Total Long-term securities	$71,687	$10,673,203	$78,709	$102,676	$132,489	$11,058,764

(a) Certain PLMBS and housing finance bonds are rated triple-A by S&P and Moody’s.

(b) GSE issued MBS have been classified in the table above as double-A, the credit rating assigned to the GSEs.  Fannie Mae, Freddie Mac and U.S. Agency issued MBS are rated double-A (Based on S&P’s rating of AA+ for the GSEs and Double-A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:               External Rating of the Available-for-Sale Portfolio

	June 30, 2013
	AA-rated (a)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$1,871,870	$—	$1,871,870
Other - Grantor trust	—	9,683	9,683

Total Available-for-sale securities	$1,871,870	$9,683	$1,881,553

	December 31, 2012
	AA-rated (a)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,299,141	$—	$2,299,141
Other - Grantor trust	—	9,633	9,633

Total Available-for-sale securities	$2,299,141	$9,633	$2,308,774

(a) All MBS are GSE/U.S. Agency issued securities and the ratings are based on issuer credit ratings.   Fannie Mae, Freddie Mac and U.S. Agency issued MBS held are rated double-A (Based on S&P’s rating of AA+ for the GSEs and Double-A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:               Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2013		December 31, 2012
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$157	6.25%	$—	—%
Due after one year through five years	609,346	2.63	156,317	2.81
Due after five years through ten years	4,706,201	2.86	4,266,593	2.99
Due after ten years	6,847,632	1.34	8,239,224	1.46

Total mortgage-backed securities	$12,163,336	1.99%	$12,662,134	1.99%

OTTI - Adverse Case Scenario

We evaluate those private-label MBS that are determined to be credit OTTI under a base case (or best estimate) scenario, and also perform a cash flow analysis under assumptions that forecast increased credit default rates or loss severities, or both.   The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of

these securities.   The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 5.6:               Base and Adverse Case Stress Scenarios (a)

No OTTI was recognized in the two quarters in 2013.  For more information, see Note 5.  Held-to-Maturity Securities.  The results of the adverse case scenario for securities deemed OTTI at June 30, 2012 are presented below alongside our expected outcome for the credit impaired securities (the base case) (in thousands):

	As of June 30, 2012
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
HEL Subprime	$15,585	$768	$15,585	$1,803

(a) Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.

(b) Represents credit OTTI recognized in the second quarter of 2012.

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

Non-Agency Private label mortgage — and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.7:               Non-Agency Private Label Mortgage — and Asset-Backed Securities

	June 30, 2013			December 31, 2012
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$53,035	$2,951	$55,986	$97,668	$3,420	$101,088
Alt-A	3,849	2,336	6,185	4,133	2,582	6,715
Total private-label RMBS	56,884	5,287	62,171	101,801	6,002	107,803

Home Equity Loans
Subprime	294,795	57,365	352,160	314,998	60,648	375,646

Manufactured Housing Loans
Subprime	122,388	—	122,388	132,566	—	132,566
Total UPB of private-label MBS (b)	$474,067	$62,652	$536,719	$549,365	$66,650	$616,015

(a) Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

(b) Paydowns of PLMBS have reduced outstanding unpaid principal balances.  No acquisitions of PLMBS have been made since 2006.

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.8:               PLMBS by Year of Securitization and External Rating

	June 30, 2013
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$14,206	$—	$—	$—	$—	$14,206	$13,465	$(355)	$13,312	$—
2005	16,455	—	—	—	—	16,455	15,716	—	16,607	—
2004 and earlier	25,325	—	12,910	12,415	—	—	25,203	(128)	25,494	—
Total RMBS Prime	55,986	—	12,910	12,415	—	30,661	54,384	(483)	55,413	—
Alt-A
2004 and earlier	6,185	2,335	1,068	—	1,316	1,466	6,185	(262)	5,951	—
Total RMBS	62,171	2,335	13,978	12,415	1,316	32,127	60,569	(745)	61,364	—
HEL
Subprime
2004 and earlier	352,160	—	13,890	128,409	47,186	162,675	316,304	(13,514)	320,441	—
Manufactured
Housing Loans
Subprime
2004 and earlier	122,388	—	—	122,388	—	—	122,374	—	124,677	—
Total PLMBS	$536,719	$2,335	$27,868	$263,212	$48,502	$194,802	$499,247	$(14,259)	$506,482	$—

	December 31, 2012
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$16,927	$—	$—	$—	$—	$16,927	$16,175	$(123)	$16,210	$(281)
2005	20,611	—	—	—	—	20,611	19,800	—	20,770	—
2004 and earlier	63,550	—	21,473	21,695	20,382	—	63,373	(174)	64,465	—
Total RMBS Prime	101,088	—	21,473	21,695	20,382	37,538	99,348	(297)	101,445	(281)
Alt-A
2004 and earlier	6,715	6,329	386	—	—	—	6,715	(363)	6,411	—
Total RMBS	107,803	6,329	21,859	21,695	20,382	37,538	106,063	(660)	107,856	(281)
HEL
Subprime
2004 and earlier	375,646	358	85,421	65,340	50,793	173,734	339,790	(17,332)	330,632	(370)
Manufactured
Housing Loans
Subprime
2004 and earlier	132,566	—	132,566	—	—	—	132,551	(1,810)	132,272	—
Total PLMBS	$616,015	$6,687	$239,846	$87,035	$71,175	$211,272	$578,404	$(19,802)	$570,760	$(651)

(a) Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Table 5.9:               Weighted-Average Market Price Percentage Analysis of MBS

	June 30, 2013			December 31, 2012
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	4.27%	4.08%	17.22%	4.11%	4.07%	15.60%
2005	2.44	6.27	5.68	2.34	5.61	5.14
2004 and earlier	1.53	6.38	1.56	1.67	5.27	2.62
Total RMBS Prime	2.49	5.76	6.75	2.22	5.14	5.31
Alt-A
2004 and earlier	13.34	37.14	7.70	12.71	36.21	8.97
Total RMBS	3.57	8.88	6.84	2.87	7.07	5.54
HEL
Subprime
2004 and earlier	58.16	33.80	19.14	58.22	31.92	16.96
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	29.17	2.46	100.00	28.55	3.34
Total Private-label MBS	61.38%	29.86%	13.91%	57.53%	26.85%	12.03%

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

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as certificates of deposit, unsecured overnight and term Federal funds sold to highly rated financial institutions, and secured overnight transactions, under securities purchased with agreement to resell.   These investments provide the liquidity necessary to meet members’ credit needs.   Short-term investments also provide a flexible means of implementing the asset/liability management decisions to adjust liquidity.   We may also invest in certificates of deposit with maturities not exceeding 270 days, issued by major financial institutions, and would be designated as held-to-maturity and recorded at amortized cost.  There were no investments in certificates of deposit in 2012 or in the periods ended June 30, 2013.

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

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 5.10:        Federal Funds Sold by Domicile of the Counterparty

	June 30, 2013		December 31, 2012				Three months ended June 30,		Six months ended June 30,
	S&P	Moody’s	S&P	Moody’s	June 30,	December 31,	Average		Average
Foreign Counterparties	Rating	Rating	Rating	Rating	2013	2012	2013	2012	2013	2012

Australia	AA-	AA2	AA-	AA2	$1,582,000	$1,548,000	$2,552,692	$1,656,077	$2,227,409	$1,611,115
Canada	A- to AA-	AA3 to AA2	A to AA-	A1 to AA1	3,051,000	995,000	2,827,484	3,428,472	2,882,265	3,369,214
Finland	AA-	AA3	AA-	AA3	1,582,000	—	1,576,044	587,802	1,453,834	625,714
Germany	BBB+	A2	A+	A2	—	—	—	782,033	415,149	476,951
Netherlands	AA-	AA2	AA-	AA2	1,582,000	1,548,000	1,481,088	1,379,363	1,483,331	1,279,159
Norway	A+	A1	A+	A1	1,017,000	—	1,013,187	936,154	1,007,746	874,588
Sweden	AA-	AA3	AA-	AA3	—	—	1,494,725	1,010,000	1,523,331	1,090,742
UK	A	A3	A	A3	—	—	—	—	106,906	—

Subtotal					8,814,000	4,091,000	10,945,220	9,779,901	11,099,971	9,327,483

USA	A to AA-	A2 to AA1	A to AA-	A2 to AA1	2,599,000	—	2,514,264	2,291,352	2,301,011	1,987,495
Total					$11,413,000	$4,091,000	$13,459,484	$12,071,253	$13,400,982	$11,314,978

Table 5.11:        Cash Balances at the Federal Reserve Banks

In addition, we maintained liquidity at the Federal Reserve Banks (“FRB”).  The following table summarizes outstanding balances at the FRB at June 30, 2013 and December 31, 2012 and the average balances for the three and six months ended June 30, 2013 and 2012 (in millions):

			Three months ended June 30,		Six months ended June 30,
	June 30,	December 31,	Average		Average
	2013	2012	2013	2012	2013	2012

Cash Balances with Federal Reserve Banks	$5,932	$7,551	$604	$113	$595	$244

Cash collateral pledged — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.   Cash posted in excess of required collateral is reported as a component of Derivative assets.  We generally execute derivatives with major financial institutions and enter into bilateral collateral agreements.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained netting opinions that provide support for the right of offset of margins.   When our derivatives are in a net unrealized loss position, as a liability from our perspective, counterparties are exposed and we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure.   Bilateral collateral agreements include certain thresholds and pledge requirements that are generally triggered if exposures exceed the agreed-upon thresholds.   Typically, cash posted as collateral or margin earn interest at the overnight Federal funds rate.   At June 30, 2013 and December 31, 2012, we had deposited $1.7 billion and $2.5 billion in interest-earning cash as pledged collateral and margins to derivative counterparties.   For more information, see Tables 9.1 — 9.7.

Mortgage Loans Held-for-Portfolio

The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).   We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Growth has been steady and moderate.

The following table summarizes MPF loan by product types (par values, in thousands):

Table 6.1:                     MPF by Loss Layers

	June 30, 2013	December 31, 2012

Original MPF (a)	$452,672	$444,339
MPF 100 (b)	8,769	11,237
MPF 125 (c)	1,080,736	988,061
MPF 125 Plus (d)	257,335	299,431
Other	96,814	69,458
Total Par MPF Loans	$1,896,326	$1,812,526

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                     Mortgage Loans — Conventional and Insured Loans

	June 30, 2013	December 31, 2012

Federal Housing Administration and Veteran Administration insured loans	$96,715	$69,302
Conventional loans	1,799,512	1,743,068
Others	99	156

Total par value	$1,896,326	$1,812,526

Mortgage Loans - Credit Enhancement

In the credit enhancement waterfall, we are responsible for the first loss layer.   The second loss layer is that amount of credit obligation that the PFI has taken on, which will equate the loan to a double-A rating.   We assume all residual risk.

The amount of the credit enhancement is computed with the use of S&P’s model for determining the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk.   The credit enhancement becomes an obligation of the PFI.   For taking on the credit enhancement obligation, we pay to the PFI a credit enhancement fee.   For certain MPF products, the credit enhancement fee is accrued and paid each month.   For other MPF products, the credit enhancement fee is accrued and paid monthly after being deferred for 12 months. The portion of the credit enhancement that is an obligation of the PFI must be fully secured with pledged collateral.  A portion of the credit enhancement may also be covered by insurance, subject to limitations specified in the Acquired Member Assets regulation.   Each PFI/member or housing associate (at this time, we have no housing associates as a PFI) that participates in the MPF program must meet our established financial performance criteria.  In addition, we perform financial reviews of each approved PFI annually.   Housing Associates are entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) chartered under law and have succession, (iii) subject to inspection and supervision by a governmental agency, and (iv) lend their own funds as their principal activity in the mortgage field.

The FHLBNY computes the provision for credit losses without considering the credit enhancement features (except the “First Loss Account”) accompanying the MPF loans to provide credit assurance to the FHLBNY.   CE Fees are paid to PFIs on a pool level, and if the pool runs down, the amount of future CE fees would shrink in line.   For more information, see Note 8. Mortgage Loans Held-for-Portfolio.

Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  Below is our MPF loan concentration:

Table 6.3:                     Concentration of MPF Loans

	June 30, 2013		December 31, 2012
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	69.5%	59.3%	69.7%	59.4%

Table 6.4:                     Top Five Participating Financial Institutions — Concentration (par values, dollars in thousands)

	June 30, 2013
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Federal Savings and Loan Association	$303,252	16.02%
Manufacturers and Traders Trust Company	257,921	13.63
Investors Bank	174,740	9.23
Elmira Savings Bank	105,080	5.55
First Choice Bank	86,910	4.59
All Others	964,798	50.98

Total (a)	$1,892,701	100.00%

	December 31, 2012
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$300,153	16.56%
Astoria Federal Savings and Loan Association	289,318	15.96
Investors Bank	168,881	9.32
Elmira Savings Bank	88,845	4.90
First Choice Bank	85,344	4.71
All Others	879,829	48.55

Total (a)	$1,812,370	100.00%

(a) Totals do not include de minimis amounts of non-MPF loans.

Table 6.5:                     Roll-Forward First Loss Account (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Beginning balance	$18,021	$14,596	$18,436	$13,622
Additions	964	1,739	1,875	2,875
Resets(a)	—	—	(1,226)	—
Charge-offs	(191)	(80)	(291)	(242)
Ending balance	$18,794	$16,255	$18,794	$16,255

(a) For the Original MPF, MPF 100, MPF 125 and MPF 125 Plus products, the Credit Enhancement is periodically recalculated.  If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

Table 6.6:                     Second Losses and SMI Coverage (in thousands)

	June 30, 2013	December 31, 2012

Second Loss Position (a)	$65,513	$56,449

SMI Coverage - NY share only (b)	$17,593	$17,593

SMI Coverage - portfolio (b)	$17,958	$17,958

(a) Increase due to increase in overall outstanding of MPF.

(b) SMI coverage has remained unchanged because no new master commitments have been added under the MPF Plus Program.

Accrued interest receivable

Other assets

Accrued interest receivable was $183.6 million at June 30, 2013, compared to $179.0 million at December 31, 2012.  Accrued interest receivable was comprised primarily from advances and investments.   Changes in balances represent the timing of coupon receivables from advances and investments at the balance sheet dates.

Other assets included prepayments and miscellaneous receivables, and were $13.8 million and $13.7 million at June 30, 2013 and December 31, 2012.

Deposit Liabilities and Other Borrowings

Deposit liabilities consisted of member deposits, and from time to time may also include deposits from governmental institutions.   Member deposits do not represent a significant source of liquidity.

Member deposits — We operate deposit programs for the benefit of our members.   Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market.   Members’ liquidity preferences are the primary determinant of the level of deposits.   Total deposits have fluctuated during the two quarters in 2013.  At June 30, 2013, deposit balances were $1.7 billion, compared to $2.1 billion at March 31, 2013 and December 31, 2012.

Borrowings from other FHLBanks — We may borrow from other FHLBanks, generally for a period of one day and at market terms.   There were no significant borrowings in any periods in this report.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continued to be the issuance of consolidated bonds and discount notes.   Consolidated obligation debt outstanding at June 30, 2013 totaled $108.4 billion at June 30, 2013, an increase of 14.7%, or $13.9 billion from the amount outstanding at December 31, 2012.  The increase was in parallel with 13.7% increase in Total assets at June 30, 2013 compared to December 31, 2012.

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

Joint and Several Liability

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

Highlights — Performance of FHLBank debt

The FHLBank debt remained in demand by investors at reasonable pricing, and has withstood the general concerns about the debt ceiling in the U.S., the rating agency downgrades and the generally fragile conditions in the bond markets.   In general, swap spreads to our consolidated bonds remained tight in the periods ended June 30, 2013, resulting in increased cost of funding.  Similar to bonds, funding costs of discount notes were also higher.  The lower 3-month LIBOR has compressed margins for our debt and specifically for our short-term debt.   Typically, we execute interest rate swaps to convert fixed-rate debt to a sub-LIBOR spread, but when the LIBOR rate is low, there is very little room for achieving a sub-LIBOR spread that would be ascribed to the high quality FHLBank issued debt.

•                  FHLBank consolidated obligation bonds.   As we make extensive use of derivatives to restructure fixed rates on consolidated bonds to sub-LIBOR floating rate, the relationship between swaps rates and bond and discount note yields is an important economic indicator.   The 3-month LIBOR, a key index in the intermediation between swap rates and debt yields has declined to 28 basis points at June 30, 2013, compared to 47 basis points at June 30, 2012, and 29 basis points at March 31, 2013 and 31 basis points at December 31, 2012.  On a LIBOR swapped funding level, the low LIBOR rate has effectively driven up the cost of FHLBank consolidated obligation bonds.   Longer-term bond pricing remained prohibitively expensive, as investors were reluctant to take the risk of locking in long-term investments without a step-up option, which would protect their investment yields when rates eventually rise.

•                  Consolidated obligation discount notes.  In the 2013 second quarter, discount note yields to 3-month LIBOR improved relative to the 2013 first quarter.  Repo rates were lower and stable in the 2013 second quarter, compared to their highs in the early part of the 2013 first quarter.  Lower Repo rates were a positive factor for discount note yields.  In the first quarter of 2013, discount note spreads to LIBOR had exhibited a fairly consistent narrowing trend across the money market curve.   Treasury bill issuance and Repo rate patterns were major factor in pricing and had a strong impact on investor demand for FHLB discount notes.   Dealers use Repo as a financing vehicle, so they are less likely to underwrite securities, like discount notes, if that would create a negative carrying cost to the dealer.   In addition, as FHLBank discount notes compete with Repo for investor dollars, the low yields from FHLBank issued discount notes make it harder to attract investor participation.

Consolidated obligation bonds

The following summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:               Consolidated Obligation Bonds by Type

	June 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$48,103,440	75.16%	$48,184,085	75.49%
Fixed-rate, callable	5,285,000	8.26	2,685,000	4.21
Step Up, callable	2,001,000	3.12	1,221,000	1.91
Step Down, callable	25,000	0.04	—	—
Single-index floating rate	8,590,000	13.42	11,735,000	18.39

Total par value	64,004,440	100.00%	63,825,085	100.00%

Bond premiums	80,059		102,225
Bond discounts	(23,181)		(23,566)
Hedge value basis adjustments	413,524		804,174
Hedge basis adjustments on terminated hedges	62,072		63,520
Fair value option valuation adjustments and accrued interest	729		12,883

Total Consolidated obligation-bonds	$64,537,643		$64,784,321

Impact of hedging fixed-rates consolidated obligation bonds

The most significant element that impacts balance sheet reporting of debt is the recording of fair value basis and valuation adjustments.   We adjust the reported carrying value of hedged consolidated bonds for changes in their fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged in accordance with hedge accounting rules.   The discounting basis for computing changes in fair values basis for hedges of debt in a fair value hedge is LIBOR for the FHLBNY.   When a hedge is terminated before its stated maturity, we compute the fair values of the debt at the hedge termination date, and we amortize the basis on a level yield method to Interest expense.   Carrying values of bonds elected under the FVO include valuation adjustments to recognize changes in fair values.   The discounting basis for computing changes in fair values of bonds elected under the FVO is the observed FHLBank bond yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.

Fair value basis and valuation adjustments — The carrying values of our consolidated obligation bonds included $413.5 million and $804.2 million fair value hedging basis losses at June 30, 2013 and December 31, 2012.  Most of our existing hedged bonds are fixed-rate liabilities, and the debt had been issued in prior years at the then prevailing higher interest rate environment.   In a lower interest rate environment at June 30, 2013 and December 31, 2012, these fixed-rate bonds exhibited unrealized fair value basis losses.   Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were, on average, short- and medium-term.   The valuation basis declined at June 30, 2013, compared to December 31, 2012, as significant amounts of hedged bonds matured in June 2013 and were replaced by new issuances that were hedged, and the fair values of new issuances were materially the same as their par values.

In 2012, we partially terminated a hedge of a long-term bond, and the valuation basis adjustments, $62.1 million and $63.5 million at June 30, 2013 and December 31, 2012, are being amortized over the contractual maturity of the debt.  Consolidated bonds elected under the FVO were also exhibiting fair value losses due to declining yields of equivalent maturity consolidated bonds offered in the bond markets.  Valuation adjustments of $0.7 million and $12.9 million at June 30, 2013 and December 31, 2012 represented the premium over market values.

Hedge volume — Tables 7.2 - 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:               Bonds Hedged under Qualifying Hedges

	Consolidated Obligation Bonds
Par Amount	June 30, 2013	December 31, 2012
Qualifying Hedges (a)
Fixed-rate bullet bonds (b)	$25,687,050	$28,587,050
Fixed-rate callable bonds (c)	5,051,000	3,246,000
	$30,738,050	$31,833,050

(a)       Qualified under hedge accounting rules.  Fair value hedges-The hedges converted the fixed-rate exposures of the bonds to a variable-rate exposure, generally indexed to 3-month LIBOR.

(b)       At June 30, 2013, outstanding balances of non-callable hedged bonds declined as maturing hedged bonds were replaced by floating rate bonds and short-term bonds designated in economic hedges.  The operational cost of designating floating-rate bonds in a qualifying hedge outweighs the accounting benefits.  For short-term bonds, the highly effective condition of hedge accounting could not be met, and were also designated in economic hedges.

(c)        Outstanding callable bonds eligible for hedge accounting had increased in the first quarter of 2013, and that level has declined somewhat at June 30, 2013.  Changes in the amounts of callable bonds depend on the volume of issuance of such debt, which in turns depends on investor demand for callable debt.  Even when a callable bond is issued, we may opt not to designate the bond in a hedge qualifying relationship if the callable debt is short-term, or its lock-out period prior to its first call date is short, or both, as we may not be able to assert the hedge will remain highly effective.

Bonds elected under the FVO — If at inception of a hedge we do not believe that the hedge would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO if operationally practical.  We would record changes to the fair value of the debt through earnings, and to the extent the debt is economically hedged, record changes to the fair values of the derivatives through earnings.  The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments so that the debt’s balance sheet carrying values would be its fair value.

Table 7.3:               Bonds under the Fair Value Option (FVO)

(Economically hedged)

	Consolidated Obligation Bonds
Par Amount	June 30, 2013	December 31, 2012
Bonds designated under FVO	$19,310,000	$12,728,000

Bonds designated under the FVO were generally economically hedged by interest rate swaps.  In the 2013 second quarter, we have elected the FVO for short-term bonds issued to fund new advances in the quarter.  See Table 9.4 for more information.

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

Table 7.4:               Economically Hedged Bonds

(Excludes bonds elected under the FVO and hedged economically)

	Consolidated Obligation Bonds
Par Amount	June 30, 2013	December 31, 2012
Bonds designated as economically hedged
Floating-rate bonds (a)	$4,350,000	$7,345,000
Fixed-rate bonds (b)	100,000	910,000
	$4,450,000	$8,255,000

(a)       Floating-rate debt — Floating-rate bonds indexed to 1-month LIBOR were issued in the 2013 second quarter, and were swapped in economic hedges to 3-month LIBOR with the execution of basis swaps. Floating-rate debt issuance in the second quarter funded additional borrowings of floating-rate advances.

(b)       Fixed-rate debt — These primarily represent bond hedges that have fallen out of effectiveness.  We do not consider this to be significant and the fair values were also not significant.

Consolidated obligation bonds — maturity or next call date (a)

Swapped, callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:               Consolidated Obligation Bonds — Maturity or Next Call Date

	June 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$48,023,850	75.03%	$45,720,800	71.63%
Due or callable after one year through two years	6,127,060	9.57	8,358,630	13.10
Due or callable after two years through three years	3,750,885	5.86	4,441,280	6.96
Due or callable after three years through four years	1,098,005	1.72	1,010,010	1.58
Due or callable after four years through five years	1,205,805	1.88	1,315,570	2.06
Thereafter	3,798,835	5.94	2,978,795	4.67

Total par value	64,004,440	100.00%	63,825,085	100.00%

Bond premiums	80,059		102,225
Bond discounts	(23,181)		(23,566)
Hedge value basis adjustments	413,524		804,174
Hedge basis adjustments on terminated hedges	62,072		63,520
Fair value option valuation adjustments and accrued interest	729		12,883

Total bonds	$64,537,643		$64,784,321

(a)       Contrasting consolidated obligation bonds by contractual maturity dates with potential call dates illustrates the impact of hedging on the effective duration of the bond.   With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors.  Call options are exercisable either as a one-time option or as quarterly.   Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond.   Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable and non-callable bonds outstanding (in thousands):

Table 7.6:     Outstanding Callable and non-callable Bonds

	June 30, 2013 (a)	December 31, 2012 (a)
Callable	$7,311,000	$3,906,000
Non-Callable	$56,693,440	$59,919,085

(a)  Par Value.

Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (carrying values, in thousands):

Table 7.7:               Transferred and Retired Debt

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Debt transferred to another FHLBank	$—	$—	$25,035	$—
Debt extinguished	$11,956	$81,143	$40,483	$207,937

The FHLBNY typically retires debt to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from unscheduled prepayments of mortgage-backed securities.   When assets are prepaid ahead of their expected or contractual maturities, the FHLBNY also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns.   The FHLBNY typically receives prepayment fees when assets are prepaid, making us economically whole.   When debt is retired by transferring to another FHLBank, the re-purchases are also at negotiated market rates.   Debt extinguished other than through a transfer (to another FHLBank) is re-purchased from investors through bond dealers.  For charges incurred on debt retirement see Table 1.12.

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

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.8:               Discount Notes Outstanding

	June 30, 2013	December 31, 2012
Par value	$43,893,114	$29,785,543
Amortized cost	$43,885,512	$29,776,704
Fair value option valuation adjustments	1,070	3,243

Total discount notes	$43,886,582	$29,779,947

Weighted average interest rate	0.08%	0.13%

The following table summarizes par amounts of discount notes under the FVO (in thousands):

Table 7.9:               Discount Notes under the Fair Value Option (FVO)

Par Amount	June 30, 2013	December 31, 2012
Discount Notes designated under FVO (a)	$962,002	$1,945,744

(a)       In 2013 we elected the FVO on $600.0 million of new issuances of discount notes.  Generally, maturing discount notes that had been elected under the FVO were replaced by discount notes that were deemed to be not necessary for the FVO election.  For the debt elected under the FVO, the debt is typically economically hedged in a fair value hedge to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR.

The following table summarizes hedges of discount notes (in thousands):

Table 7.10:        Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2013	December 31, 2012
Discount notes hedged under qualifying hedge (a)	$1,106,000	$1,106,000

(a)       Discount note issuances have largely been concentrated at the short-end of their maturities, with a significant percentage issued to mature within 3 months; it was not necessary to designate discount notes with short-term maturities in a qualifying fair value hedge, and amounts hedged have not changed.  As a result, balances remained unchanged.

FHLBNY Ratings

Table 7.11:        FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2013	June 10, 2013	AA+/A-1+	Stable/Affirmed	July 18, 2013	Aaa/P-1	Stable/Affirmed
				April 13, 2013	Aaa/P-1	Negative/Affirmed

2012	August 15, 2012	AA+/A-1+	Negative/Affirmed	August 15, 2012	Aaa/P-1	Negative/Affirmed

2011	August 8, 2011	AA+/A-1+	Negative/Affirmed	August 2, 2011	Aaa/P-1	Negative/Affirmed
	July 19, 2011	AAA/A-1+	Negative Watch/Affirmed	July 13, 2011	Aaa/P-1	Negative Watch/Affirmed
	April 20, 2011	AAA/A-1+	Negative/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Amounts outstanding at June 30, 2013 and December 31, 2012 were $126.3 million and $127.7 million.  Fluctuations in unpaid interest balance on bonds are due to the timing of accruals outstanding at the balance sheet dates, relative to the semi-annual coupon period.

Other liabilities — Other liabilities comprised of unfunded pension liabilities, pass through reserves held at the FRB on behalf of our members, commitments and miscellaneous payables.  Amounts outstanding were $163.6 million and $165.7 million at June 30, 2013 and December 31, 2012.

Stockholders’ Capital, Retained Earnings, AOCI, and Dividend

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:               Stockholders’ Capital

	June 30, 2013	December 31, 2012
Capital Stock (a)	$5,278,930	$4,797,457
Unrestricted retained earnings (b)	822,368	797,567
Restricted retained earnings (c)	127,082	96,185
Accumulated Other Comprehensive Loss	(120,512)	(199,380)

Total Capital	$6,107,868	$5,491,829

(a)         Stockholders’ Capital — Capital stock has increased consistent with the increase in advances borrowed by members. Members are generally required to purchase stock as a percentage of advances borrowed.  An increase in advances will typically result in an increase in capital stock.   In addition, under our present practice, we generally redeem any stock in excess of the amount necessary to support advance activity.   Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings.

(b)         Unrestricted retained earnings — Net Income in the six months ended June 30, 2013 was $154.5 million.   We paid $98.8 million to members as dividend in the period, and $30.9 million was set aside towards Restricted retained earnings.  The remaining amount, $24.8 million was added to Unrestricted retained earnings, which grew to $822.4 million at June 30, 2013, up from $797.6 million at December 31, 2012.

(c)          Restricted retained earnings — Restricted retained earnings was established in the third quarter of 2011, and has grown to $127.1 million at June 30, 2013.   Each FHLBank allocates at least 20% of its net income to a separate restricted retained earnings account until the balance of the account equals at least 1% of its average balance of outstanding Consolidated Obligations for the previous quarter.   If the Restricted retained earnings target was to be calculated at June 30, 2013 for the FHLBNY, it would have amounted to $930.9 million based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily redeemable Capital stock and Restricted Retained Earnings in this report and in the most recent Form 10-K filed on March 25, 2013.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:               Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	June 30, 2013	December 31, 2012

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(58,222)	$(63,471)
Net unrealized gains on available-for-sale securities (b)	19,464	22,506
Net unrealized losses on hedging activities (c)	(61,214)	(137,114)
Employee supplemental retirement plans (d)	(20,540)	(21,301)
Total Accumulated other comprehensive loss	$(120,512)	$(199,380)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at June 30, 2013, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value gains of MBS securities and a grantor trust fund.   Fair values declined due to decline in outstanding balances of AFS securities.

(c)          Cash flow hedge losses — Net loss represents unrealized valuation losses on interest rate swaps in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence for periods up to 15 years.   Fair values of the swaps were in net unrealized loss positions primarily due to the prevailing low interest rates, relative to those prevailing when the hedges were executed.  The decline in valuation losses was due to steepening of longer-term rates at June 30, 2013, relative to December 31, 2012.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.   Discount note expense, which resets every 91 days, is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.  For more information, see Cash Flow Hedges in Note 16. Derivatives and Hedging Activities.

Cash flow fair value losses also included $10.1 million due to realized losses from terminated swaps in cash flow hedge strategy associated with hedges of anticipated issuance of debt.  Amounts recorded in AOCI are being reclassified as an interest expense over the terms of the issued debt.  The expense is considered as a yield adjustment to the fixed coupons of the debt.

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

Table 8.3:               Dividends Paid and Payout Ratios

	Six months ended
	June 30, 2013	June 30, 2012
Cash dividends paid per share	$2.12	$2.38
Dividends paid (a) (c)	$99,278	$108,519
Pay-out ratio (b)	64.26%	57.60%

(a)         In thousands.

(b)         Dividend paid in the period divided by net income for that period.

(c)          The amounts paid represent total dividends, including dividend paid to non-member; for accounting purposes, such dividends paid to non-members are recorded as interest expense.

Derivative Instruments and Hedging Activities

Interest rate swaps, swaptions, cap and floor agreements (collectively, derivatives) enable us to manage our exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments.   To a limited extent, we also use interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially lock in funding costs.  Derivative contracts hedging the risks associated with the changes in fair value are referred to as fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called cash flow hedges.

The following tables summarize the principal derivatives hedging strategies outstanding as of June 30, 2013 and December 31, 2012:

Table 9.1:               Derivative Hedging Strategies - Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$—	$25
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$8	$146
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$14,453	$15,605
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,267	$2,098
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$25,234	$27,308
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8

Table 9.2:               Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$100	$285
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$—	$625
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$5,051	$3,246
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$25,687	$28,587
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,106	$1,106
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$350	$7,345
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$4,000	$—
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$2,510	$—
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$16,800	$12,728
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$899	$1,946

Table 9.3:               Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$1,892	$1,892
Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$510	$530

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:               Derivatives Financial Instruments by Product

	June 30, 2013		December 31, 2012
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$41,953,714	$(2,404,907)	$45,011,484	$(3,610,238)
Consolidated obligations-fair value hedges	30,738,050	412,445	31,833,050	803,389
Cash Flow-anticipated transactions	1,106,000	(51,080)	1,106,000	(124,779)
Derivatives not designated as hedging instruments (b)
Advances hedges	16,216	(130)	179,013	(788)
Consolidated obligations hedges	4,450,000	(2,501)	8,255,000	3,526
Mortgage delivery commitments	32,065	(877)	25,217	(32)
Balance sheet	1,892,000	9,159	1,892,000	4,221
Intermediary positions hedges	510,000	235	530,000	325
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	19,310,000	(2,540)	12,728,000	10,130
Interest rate swaps-consolidated obligations-discount notes	899,417	168	1,945,744	1,674

Total notional and fair value	$100,907,462	$(2,040,028)	$103,505,508	$(2,912,572)

Total derivatives, excluding accrued interest		$(2,040,028)		$(2,912,572)
Cash collateral pledged to counterparties (d)		1,674,047		2,546,568
Cash collateral received from counterparties		(1,100)		(7,700)
Accrued interest		(22,100)		(11,190)

Net derivative balance		$(389,181)		$(384,894)

Net derivative asset balance (d)		$18,274		$41,894
Net derivative liability balance		(407,455)		(426,788)

Net derivative balance		$(389,181)		$(384,894)

(a)         Qualifying under hedge accounting rules.

(b)         Not qualifying under hedge accounting rules but used as an economic hedge (“standalone”).

(c)          Economic hedge of debt elected under the FVO.

(d)         At June 30, 2013, Net derivative asset balance included $9.2 million of excess cash collateral posted by the FHLBNY primarily in the form of Initial margin on Cleared OTC swaps. At December 31, 2012, Net derivative asset balance included $24.1 million of excess cash collateral posted by the FHLBNY.

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

Our credit exposures (derivatives in a net gain position) were to highly-rated counterparties, including a Derivative Clearing Organization (“DCO”).  Our exposures also included open derivative contracts executed on behalf of member institutions, and were collateralized under standard advance collateral agreements with our members.   For such transactions, acting as an intermediary, we offset the transaction by purchasing equivalent notional amounts of derivatives from unrelated derivative counterparties.  For more information, see Credit Risk due to nonperformance by counterparties, in Note 16.  Derivatives and Hedging Activities.

Risk mitigation — We attempt to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-grade credit ratings.   Annually, our management and Board of Directors review and approve all non-member derivative counterparties.   We monitor counterparties on an ongoing basis for significant business events, including ratings actions taken by Nationally Recognized Statistical Rating Organizations.   All approved derivatives counterparties must enter into a master ISDA agreement with our bank before we execute a trade through that counterparty.  In addition, for all bilateral OTC derivatives, we have executed the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds.  For Cleared-OTC derivatives, margin requirements are mandated under the Dodd-Frank Act.  We believe that these arrangements have sufficiently mitigated our exposures, and we do not anticipate any credit losses on derivative contracts.

Derivatives Counterparty Credit Ratings

The following tables summarize our derivative counterparty credit rating and their notional and fair value exposure (in thousands, except number of counterparties):

Table 9.5:               Derivatives Counterparty Notional Balance by Credit Ratings

	June 30, 2013
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (a)(c)	Held (b)	Exposure

AA	4	$8,664,879	$—	$—	$—	$—
A	14	81,704,079	14,465	13,365	—	13,365
BBB	2	10,251,439	—	—	—	—
Members (a)(b)	2	255,000	4,909	4,909	4,909	—
Delivery Commitments	—	32,065	—	—	—	—

	22	$100,907,462	$19,374	$18,274	$4,909	$13,365

	December 31, 2012
			Total Net	Credit Exposure	Other	Net
	Number of	Notional	Exposure at	Net of	Collateral	Credit
Credit Rating	Counterparties	Balance	Fair Value	Cash Collateral (a)(c)	Held (b)	Exposure

AA	4	$10,218,677	$—	$—	$—	$—
A	12	79,689,143	42,226	34,526	—	34,526
BBB	2	13,307,471	—	—	—	—
Members (a)(b)	2	265,000	7,368	7,368	7,368	—
Delivery Commitments	—	25,217	—	—	—	—

	20	$103,505,508	$49,594	$41,894	$7,368	$34,526

(a)         Net credit exposure of $18.3 million at June 30, 2013 comprised of: (1) Derivatives in unrealized fair value gains of $13.4 million, which included $9.4 million of excess cash margin, primarily in the form of Initial margin posted to a DCO.  The remaining exposure, $4.0 million, represented the estimated cost of replacing derivatives if counterparties defaulted.  (2) $4.9 million in potential exposures if members defaulted at June 30, 2013, before considering collateralization provisions that apply to all members.  See Note (b) below.  The FHLBNY acts as an intermediary when we are requested by a member to execute derivative contracts on its behalf. (3) Cash collateral posted by the Bank is typically netted against the counterparty exposure.

(b)         Members are required to pledge collateral to secure our exposure to the derivatives sold to members.  As a result of the collateral agreements with our members, we believe that our maximum credit exposure due to the intermediated transactions was $0 at June 30, 2013 and December 31, 2012.

(c)          As reported in the Statements of Condition.   The tables above do not report fair values of counterparties in a net liability position, as only derivatives in a fair value gain position represent the FHLBNY’s credit exposures.

For bilateral OTC derivatives, many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.   Other CSA agreements would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.   In the event of a split rating, the lower rating will apply.   In 2011, S&P downgraded the credit rating of the FHLBank long-term debt from AAA to AA+/Negative and lowered one notch the credit ratings of those FHLBanks rated AAA (including the Federal Home Loan Bank of New York) to AA+/Negative.   In June 2013, S&P revised its outlook from negative to stable.  Moody’s has affirmed the AAA status of the FHLBank’s long-term debt and the AAA credit rating of the FHLBNY.  On the assumption we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $107.2 million at June 30, 2013.   Additional collateral postings upon an assumed downgrade were estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and the exposures as of June 30, 2013.   The aggregate fair value of our derivative instruments that were in a net liability position at June 30, 2013 was approximately $407.5 million.

For Cleared OTC derivatives, the DCO determines margin requirements and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  The FHLBNY was not subject to additional margin calls by its clearing agents at June 30, 2013.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional exposures by significant counterparty by country of incorporation.  The tables also summarize the FHLBNY’s exposure (i.e. when derivative contracts are in a gain position) (dollars in thousands):

Table 9.6:               FHLBNY Exposure Concentration (a)

		June 30, 2013
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparty	U.S.A.	$8,784,410	8.71%	$9,207	50.38%
Counterparty	France	4,044,000	4.01	4,158	22.76
Members and Delivery Commitments		287,065	0.28	4,909	26.86

Total Credit Exposure		13,115,475	13.00	$18,274	100.00%

Counterparties (Liability position)
Counterparty	Germany	12,869,524	12.75
Counterparty	U.S.A.	12,698,922	12.59

Counterparties below 10% aggregate by country
	U.S.A.	39,277,630	38.92
	United Kingdom	11,880,918	11.77
	Switzerland	10,873,993	10.78
	Canada	176,000	0.17
	France	15,000	0.02
		87,791,987	87.00

		$100,907,462	100.00%

		December 31, 2012
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparty	Switzerland	$8,870,698	8.57%	$24,127	57.59%
Counterparty	France	8,814,631	8.52	4,201	10.03
Counterparty	U.S.A.	6,791,620	6.56	6,198	14.79
Members and Delivery Commitments		290,217	0.28	7,368	17.59

Total Credit Exposure		24,767,166	23.93	$41,894	100.00%

Counterparties (Liability position)
Counterparty	Germany	14,143,314	13.66
Counterparty	U.S.A.	12,529,188	12.10
Counterparty	U.S.A.	12,007,071	11.60

Counterparties below 10% aggregate by country
	U.S.A.	23,873,304	23.07
	United Kingdom	11,711,684	11.32
	Switzerland	4,097,781	3.96
	Canada	361,000	0.35
	France	15,000	0.01
		78,738,342	76.07

		$103,505,508	100.00%

(a)         Notional concentration —We measure concentration by fair value exposure and not by notional.  At June 30, 2013, concentration as measured by fair values in a gain position was with three counterparty, two in the U.S.A and one in France.   Derivative contracts with remaining counterparties were in a liability position, and the FHLBNY’s exposure with such contracts would be measured by the FHLBNY’s inability to replace the contracts at a value that was equal to or greater than the cash posted to the defaulting counterparty.

(b)         Country of incorporation is based on domicile of the ultimate parent company.

(c)          Total notional for all counterparties.   Fair values are reported only when the FHLBNY has an exposure.   Fair values in a liability position represent our exposure to counterparties, and this information is not reported in the above tables.

Table 9.7:               Notional and Fair Value by Contractual Maturity (in thousands)

	June 30, 2013		December 31, 2012
	Notional	Fair Value	Notional	Fair Value

Maturity less than one year	$43,362,668	$(2,306)	$46,503,770	$66,329
Maturity from one year to less than three years	24,976,131	(436,767)	22,957,351	(247,655)
Maturity from three years to less than five years	16,433,917	(1,076,082)	19,184,088	(2,104,432)
Maturity from five years or greater	16,102,681	(523,997)	14,835,082	(626,782)
Delivery Commitments	32,065	(876)	25,217	(32)
	$100,907,462	$(2,040,028)	$103,505,508	$(2,912,572)

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

Finance Agency Regulations – Liquidity

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

Quarterly average reserve requirements and actual reserves are summarized below (in millions).   We met these requirements at all times.

The following table summarizes excess deposit liquidity (in millions):

Table 10.1:        Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2013	$1,721	$57,949	$56,228
March 31, 2013	1,867	57,676	55,809
December 31, 2012	1,979	61,032	59,053

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

Table 10.2:        Operational Liquidity

The following table summarizes excess operational liquidity (in millions):

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2013	$4,851	$26,176	$21,325
March 31, 2013	7,033	25,763	18,730
December 31, 2012	6,077	23,434	17,357

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:        Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
June 30, 2013	$2,681	$26,051	$23,370
March 31, 2013	2,135	25,559	23,424
December 31, 2012	1,753	23,412	21,659

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

Cash flows

Cash and due from banks was $5.9 billion at June 30, 2013, compared to $7.6 billion at December 31, 2012.  The following discussion highlights the major activities and transactions that affected our cash flows.  See Table 5.11 for a fuller understanding of cash held at the FRB.  Also see Statements of Cash Flows.

Cash flows from operating activities — Our operating assets and liabilities support our lending activities to members.   Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven borrowing, investment strategies and market conditions.   Management believes cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund our operating liquidity needs.

Net cash provided by operating activities was $228.4 million in the six months ended June 30, 2013, compared to $357.4 million in the same period in 2012.  Net cash generated from operating activities was higher than Net income largely as a result of adjustments for noncash items primarily amounts set aside from Net income for the Affordable Housing Program, amortization of premiums on assets and discounts on liabilities, net changes in accrued interest receivable, and derivative financing elements, which are associated with derivative cash flows with off-market terms.

For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps had been executed, which at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.   We view these swaps to contain “financing elements”, as defined under hedge accounting rules.   The amounts reclassified within the Statements of Cash Flows from Operating expenses to Financing activities were $113.4 million in the six months ended June 30, 2013 and $140.0 million in the same period in 2012, and represented interest payments to certain swap counterparties for the off-market swaps.

Cash flows from investing activities — Our investing activities predominantly were the advances originated to be held for portfolio, the MBS investment portfolios, mortgage loans (MPF) held for portfolio, and other short-term interest-earning assets.   In the six months ended June 30, 2013, investing activities were a net user of cash of $16.0 billion, compared to $14.8 billion in the same period in the prior year.   In both periods, funds were primarily used to fund advance to members, to invest in overnight investments in Federal funds sold, and to acquire mortgage-related investments.

Short-term Borrowings and Short-term Debt — Our primary source of funds is the issuance of FHLBank debt.  Consolidated obligation discount notes are issued with maturities up to one year and provide us with short-term funds.   Discount notes are principally used in funding short-term advances, some long-term advances, as well as money market instruments.   We also issue short-term consolidated obligation bonds as part of our asset-liability management strategy.   We may also borrow from other FHLBanks, generally for a period of one day.  Such borrowings have been insignificant historically.

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:        Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Outstanding at end of the period (a)	$43,886,582	$29,779,947	$22,600,000	$15,600,000
Weighted-average rate at end of the period	0.08%	0.13%	0.13%	0.19%
Average outstanding for the period (a)	$31,878,900	$26,112,900	$16,876,243 (b)	$15,337,500 (b)
Weighted-average rate for the period	0.12%	0.11%	0.17%	0.20%
Highest outstanding at any month-end (a)	$43,886,582	$33,717,806	$22,600,000	$17,675,000

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

The FHLBNY’s joint and several contingent liability is a guarantee, but is excluded from initial recognition and measurement provisions because the joint and several obligations are mandated by the FHLBank Act or Finance Agency regulation and are not the result of arms-length transactions among the FHLBanks.  The FHLBNY has no control over the amount of the guarantee or the determination of how each FHLBank would perform under the joint and several obligations.  The valuation of this contingent liability is therefore not recorded on the balance sheet of the FHLBNY.  The par amount of the outstanding consolidated obligations of all 12 FHLBanks was $0.7 trillion at June 30, 2013 and December 31, 2012.  The par value of the FHLBNY’s participation in consolidated obligations, for which we are the primary obligor, was $107.9 billion and $93.6 billion at June 30, 2013 and December 31, 2012.  At June 30, 2013 and December 31, 2012, the FHLBNY had committed to the issuance of $1.1 billion in consolidated obligation discount notes as part of cash flow hedging strategy, described as “Cash flow hedges of rolling issuances of discount notes” in Note 16.  Derivatives and Hedging Strategies.

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

The following table summarizes the Bank’s significant contractual obligations as of June 30, 2013 (in thousands):

Table 10.5:        Contractual Obligations

	June 30, 2013
	Contractual Obligations by Year
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
In thousands	One Year	to Three Years	to Five Years	Five Years	Total

Long-term debt obligations - principal	$41,472,850	$11,027,945	$4,018,810	$7,484,835	$64,004,440
Long-term debt obligations - interest payments (a)	236,255	155,360	72,558	166,476	630,649
Other liabilities (b)	104,428	4,235	4,727	50,191	163,581

Total	$41,813,533	$11,187,540	$4,096,095	$7,701,502	$64,798,670

(a)         Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on the FHLBNY’s outstanding long-term debt as of June 30, 2013 to the contractual payment obligations on long-term debt for each of the periods disclosed in the table.  At June 30, 2013, the FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.99%.

(b)         Includes accounts payable and accrued expenses, Pass-through reserves at the FRB on behalf of certain members of the FHLBNY recorded in Other liabilities on the Statements of Condition.  Also includes projected payment obligations for the Postretirement Health Benefit Plan and Benefit Equalization Plan.  For more information about these employee retirement plans, see Note 15.  Employee Retirement Plans.

Legislative and Regulatory Developments

Finance Agency Developments

Interim Final Rule Regarding Executive Compensation.  On May 14, 2013, the Finance Agency published an interim final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The Executive Compensation interim final rule addresses the authority of the Finance Agency Director to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of the FHLBanks and the Office of Finance. The interim final rule also addresses the Finance Agency Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The interim final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The interim final rule became effective on June 13, 2013, with comments due by July 15, 2013.

Proposed Rule Regarding Golden Parachute and Indemnification Payments.  On May 14, 2013, the Finance Agency re-proposed a proposed rule setting forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party if adopted as proposed. The primary impact of this proposed rule would be to better conform existing Finance Agency regulations on golden parachutes with Federal Deposit Insurance Corporation (FDIC) golden parachute regulations and to further refine limitations on golden parachute payments to further limit any such payments made to an entity-affiliated party by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. Comments on the proposed rule were due by July 15, 2013.

Other Significant Development

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies.

The Financial Stability Oversight Council (Oversight Council) issued a final rule and interpretive guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and to be subject to certain enhanced prudential standards and additional requirements. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a three-stage process in making its determinations consisting of:

•      A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding;

•      A second stage involving a robust analysis by the Oversight Council of the potential threat that the nonbank financial companies identified in the first stage could pose to U.S. financial stability, based on additional quantitative and qualitative factors that are both industry and company specific; and

•      A third stage during which the Oversight Council will consider qualitative factors about the nonbank financial companies identified in the second state as meriting further review, including using information collected directly from that nonbank financial company.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the FHLBanks, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If an FHLBank is designated by the Oversight Council for supervision by the Federal Reserve Board and becomes subject to additional Federal Reserve prudential standards, then its operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

On April 5, 2013, the Federal Reserve System published a final rule that establishes (i) the requirements for determining when a company is “predominately engaged in financial activities;” and (ii) the definition of the term “significant nonbank financial company.” These terms are relevant to the Oversight Council’s authority to designate a nonbank financial company for supervision by the Federal Reserve Board; to be a nonbank financial company for these purposes, a company must be “predominantly engaged in financial activities.” The final rule provides that a company is “predominantly engaged in financial activities” and thus a “nonbank financial company” if:

•                  as determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company’s consolidated annual gross revenues in that fiscal year, or (ii) the company’s consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company’s consolidated total assets as of the end of that fiscal year; or

•                  based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a “nonbank financial company,” or the Federal Reserve Board, with respect to the definition of a “significant nonbank financial company,”  that (i) the consolidated annual gross financial revenues of the company represent 85 % or more of the company’s consolidated annual gross revenues, or (ii) the consolidated total financial assets of the company represent 85% or more of the company’s consolidated total assets.

The final rule also defines the term “significant nonbank financial company” to mean (i) any nonbank financial company supervised by the Federal Reserve Board; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year.

If an FHLBank is designated by the Oversight Council for supervision by the Federal Reserve Board (and therefore a significant nonbank financial company), the designated FHLBank would be subject to increased supervision and oversight as described above.

Money Market Mutual Fund (MMF) Reform.  The Oversight Council has issued certain proposed recommendations for structural reforms of MMFs, stating that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013 the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940.  The first alternative proposal would require non-government institutional MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios.  The second alternative proposal would require non-government MMFs to generally impose a liquidity fee if a fund’s liquidity levels fell below a specified threshold and would permit the funds to suspend redemptions temporarily.  The demand for FHLBank System consolidated obligations may be impacted by the structural reform ultimately adopted.

Basel Committee on Banking Supervision — Capital Framework.  On July 2, 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency adopted a final rule and the FDIC adopted an interim final rule establishing new minimum capital standards for financial institutions to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision.  The new capital framework includes, among other things:

•                              a new minimum ratio of common equity tier 1 capital to risk-weighted assets, a higher minimum ratio of tier 1 capital  to risk-weighted assets and a common equity tier 1 capital conservation buffer;

•                              revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•                              a minimum supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some FHLBank members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that impacted institutions divest or limit their investments in consolidated obligations. Conversely, the new requirements could incentivize FHLBank members to use term advances to create and maintain balance sheet liquidity.  Most FHLBank members must begin compliance with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.

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

Our primary tool to achieve the desired risk profile is the use of interest rate exchange agreements (also referred to as swaps or derivatives).  All the LIBOR-based advances are long-term advances that are swapped to 3- or 1-month LIBOR or possess adjustable rates which periodically reset to a LIBOR index.  Similarly, a majority of the long-term consolidated obligations are swapped to 3- or 1-month LIBOR.  These features create a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, June 2012, September 2012, December 2012, March 2013 and June 2013 rates were too low for a meaningful parallel down-shock measurement.

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

•                  KRD exposure is measured at nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) and is limited to between +/-12 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points.

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the second quarter of 2012 and the second quarter of 2013):

	Base Case DOE	-200bps DOE	+200bps DOE
June 30, 2013	0.81	N/A	2.25
March 31, 2013	-0.05	N/A	2.55
December 31, 2012	-1.46	N/A	2.02
September 30, 2012	-0.96	N/A	2.43
June 30, 2012	-0.36	N/A	3.06

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

We do not solely rely on the DOE measure as a mismatch measure between assets and liabilities.  We also perform the more traditional gap measure that subtracts re-pricing/maturing liabilities from re-pricing/maturing assets over time.  We observe the differences over various horizons, but have set a limit of 10 percent of assets on cumulative re-pricings at the one-year point.  This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets, well within the limit:

One Year Re-pricing Gap
June 30, 2013	$6.182 Billion
March 31, 2013	$5.595 Billion
December 31, 2012	$6.259 Billion
September 30, 2012	$6.155 Billion
June 30, 2012	$5.762 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2012 and the second quarter of 2013):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
June 30, 2013	N/A	14.61%
March 31, 2013	N/A	16.17%
December 31, 2012	N/A	14.21%
September 30, 2012	N/A	17.94%
June 30, 2012	N/A	8.16%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2012 and the second quarter of 2013):

	Down- shock Change in MVE	+200bps Change in MVE
June 30, 2013	N/A	-3.37%
March 31, 2013	N/A	-3.01%
December 31, 2012	N/A	-1.18%
September 30, 2012	N/A	-1.58%
June 30, 2012	N/A	-3.01%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of June 30, 2013 and December 31, 2012 (in millions):

	Interest Rate Sensitivity June 30, 2013
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$19,836	$124	$451	$348	$914
MBS Investments	6,676	147	495	765	4,118
Adjustable-rate loans and advances	22,691	—	—	—	—
Net unswapped	49,203	271	946	1,113	5,032

Fixed-rate loans and advances	16,675	4,954	14,016	12,865	11,093
Swaps hedging advances	40,101	(3,517)	(13,243)	(12,615)	(10,726)
Net fixed-rate loans and advances	56,776	1,437	773	250	367

Total interest-earning assets	$105,979	$1,708	$1,719	$1,363	$5,399

Interest-bearing liabilities:
Deposits	$1,650	$23	$—	$—	$—

Discount notes	42,193	1,694	—	—	—
Swapped discount notes	(507)	(599)	—	—	1,106
Net discount notes	41,686	1,095	—	—	1,106

Consolidated Obligation Bonds
FHLB bonds	25,962	15,984	11,282	4,002	6,892
Swaps hedging bonds	30,675	(15,570)	(9,002)	(2,080)	(4,023)
Net FHLB bonds	56,637	414	2,280	1,922	2,869

Total interest-bearing liabilities	$99,973	$1,532	$2,280	$1,922	$3,975
Post hedge gaps (a):
Periodic gap	$6,006	$176	$(561)	$(559)	$1,424
Cumulative gaps	$6,006	$6,182	$5,621	$5,062	$6,486

	Interest Rate Sensitivity December 31, 2012
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$15,280	$259	$529	$256	$449
MBS Investments	8,173	220	367	346	3,592
Adjustable-rate loans and advances	14,961	—	—	—	—
Net unswapped	38,414	479	896	602	4,041

Fixed-rate loans and advances	14,845	2,232	12,489	18,645	9,120
Swaps hedging advances	40,889	(1,746)	(11,802)	(18,421)	(8,919)
Net fixed-rate loans and advances	55,734	486	687	224	201

Total interest-earning assets	$94,148	$965	$1,583	$826	$4,242

Interest-bearing liabilities:
Deposits	$2,043	$—	$—	$—	$—

Discount notes	29,315	464	—	—	—
Swapped discount notes	(1,106)	—	—	—	1,106
Net discount notes	28,209	464	—	—	1,106

Consolidated Obligation Bonds
FHLB bonds	29,201	14,454	12,881	2,635	4,794
Swaps hedging bonds	28,481	(13,998)	(10,897)	(915)	(2,671)
Net FHLB bonds	57,682	456	1,984	1,720	2,123

Total interest-bearing liabilities	$87,934	$920	$1,984	$1,720	$3,229
Post hedge gaps (a):
Periodic gap	$6,214	$45	$(401)	$(894)	$1,013
Cumulative gaps	$6,214	$6,259	$5,858	$4,964	$5,977

(a) Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at June 30, 2013.  Based on this evaluation, they concluded that as of June 30, 2013, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Federal Home Loan Bank of New York is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  There has been no material change with respect to the matter involving the FHLBNY that was previously disclosed in Part 1, Item 3 of the FHLBNY’s 2012 Annual Report on Form 10-K filed on March 25, 2013.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the “Part I — Item 1A - Risk Factors” section of the FHLBNY’s Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

10.01	Federal Home Loan Bank of New York 2013 Incentive Compensation Plan (a)	X

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.01

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL interactive data files: (i) Statements of Condition (Unaudited) at June 30, 2013 and December 31, 2012; (ii) Statements of Income (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2013 and 2012 (iv) Statements of Capital (Unaudited) for the six months ended June 30, 2013 and 2012; (v) Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012; and (vi) Notes to Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101.01 is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise not subject to the liability of that section.

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

Date: August 9, 2013