Form 10-Q
period 2013-09-30
Federal Home Loan Bank of New York
filed 2013-11-08
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2013 was 55,489,697.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (in thousands, except par value of capital stock)

As of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
Assets
Cash and due from banks (Note 3)	$11,520,885	$7,553,188
Federal funds sold (Note 4)	4,878,000	4,091,000
Available-for-sale securities, net of unrealized gains of $13,963 at September 30, 2013 and $22,506 at December 31, 2012 (Note 6)	1,689,241	2,308,774
Held-to-maturity securities (Note 5)	12,002,497	11,058,764
Advances (Note 7) (Includes $17,707,659 at September 30, 2013 and $500,502 at December 31, 2012 at fair value under the fair value option)	89,121,435	75,888,001
Mortgage loans held-for-portfolio, net of allowance for credit losses of $6,326 at September 30, 2013 and $6,982 at December 31, 2012 (Note 8)	1,932,855	1,842,816
Accrued interest receivable	171,895	179,044
Premises, software, and equipment	12,031	11,576
Derivative assets (Note 16)	43,536	41,894
Other assets	13,764	13,743

Total assets	$121,386,139	$102,988,800

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,522,886	$1,994,974
Non-interest-bearing demand	13,047	19,537
Term	55,000	40,000

Total deposits	1,590,933	2,054,511

Consolidated obligations, net (Note 10)
Bonds (Includes $21,919,327 at September 30, 2013 and $12,740,883 at December 31, 2012 at fair value under the fair value option)	70,361,388	64,784,321
Discount notes (Includes $599,719 at September 30, 2013 and $1,948,987 at December 31, 2012 at fair value under the fair value option)	42,262,116	29,779,947

Total consolidated obligations	112,623,504	94,564,268

Mandatorily redeemable capital stock (Note 12)	23,618	23,143

Accrued interest payable	143,900	127,664
Affordable Housing Program (Note 11)	119,786	134,942
Derivative liabilities (Note 16)	388,320	426,788
Other liabilities	170,954	165,655

Total liabilities	115,061,015	97,496,971

Commitments and Contingencies (Notes 12, 16 and 18)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares: 54,827 at September 30, 2013 and 47,975 at December 31, 2012	5,482,651	4,797,457
Retained earnings
Unrestricted	823,875	797,567
Restricted (Note 12)	139,503	96,185
Total retained earnings	963,378	893,752
Total accumulated other comprehensive loss (Note 13)	(120,905)	(199,380)

Total capital	6,325,124	5,491,829

Total liabilities and capital	$121,386,139	$102,988,800

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (in thousands, except per share data)

For the three and nine months ended September 30, 2013 and 2012

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income
Advances (Note 7)	$113,623	$133,412	$324,396	$405,069
Interest-bearing deposits (Note 3)	313	971	1,712	2,593
Federal funds sold (Note 4)	2,335	4,272	9,731	11,075
Available-for-sale securities (Note 6)	3,887	5,731	12,998	18,503
Held-to-maturity securities (Note 5)	60,335	68,309	178,509	207,244
Mortgage loans held-for-portfolio (Note 8)	17,026	16,461	50,832	48,626
Loans to other FHLBanks (Note 19)	5	1	23	3

Total interest income	197,524	229,157	578,201	693,113

Interest expense
Consolidated obligations-bonds (Note 10)	73,557	94,110	221,129	291,344
Consolidated obligations-discount notes (Note 10)	17,620	16,999	51,708	39,938
Deposits (Note 9)	134	150	445	572
Mandatorily redeemable capital stock (Note 12)	250	398	732	1,572
Cash collateral held and other borrowings (Note 19)	—	4	4	28

Total interest expense	91,561	111,661	274,018	333,454

Net interest income before provision for credit losses	105,963	117,496	304,183	359,659

(Reversal)/Provision for credit losses on mortgage loans	(151)	234	54	893

Net interest income after provision for credit losses	106,114	117,262	304,129	358,766

Other income (loss)
Service fees and other	2,514	2,633	7,453	6,688
Instruments held at fair value - Unrealized (losses) gains (Note 17)	(5,468)	(9,399)	5,454	(95)

Total OTTI losses	—	(81)	—	(451)
Net amount of impairment losses reclassified from Accumulated other comprehensive loss	—	(534)	—	(1,490)
Net impairment losses recognized in earnings	—	(615)	—	(1,941)

Net realized and unrealized (losses) gains on derivatives and hedging activities (Note 16)	(12,092)	14,955	2,167	38,790
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Notes 5 and 6)	—	—	—	256
Losses from extinguishment of debt	—	(4,476)	(8,913)	(24,106)

Total other (loss) income	(15,046)	3,098	6,161	19,592

Other expenses
Operating	6,729	6,022	20,751	20,485
Compensation and benefits	13,172	12,726	40,579	40,133
Finance Agency and Office of Finance	2,911	3,301	9,002	9,946

Total other expenses	22,812	22,049	70,332	70,564

Income before assessments	68,256	98,311	239,958	307,794

Affordable Housing Program Assessments (Note 11)	6,920	9,870	24,138	30,936

Net income	$61,336	$88,441	$215,820	$276,858

Basic earnings per share (Note 14)	$1.15	$1.81	$4.43	$5.99

Cash dividends paid per share	$0.99	$1.12	$3.11	$3.50

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (in thousands)

For the three and nine months ended September 30, 2013 and 2012

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net Income	$61,336	$88,441	$215,820	$276,858
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities Unrealized (losses) gains	(5,501)	1,742	(8,543)	6,887
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	—	—	—	(132)
Reclassification of non-credit portion included in net income	—	534	—	1,622
Accretion of non-credit portion	2,511	2,908	7,760	8,154
Total net non-credit portion of other-than-temporary impairment gains on held-to-maturity securities	2,511	3,442	7,760	9,644
Net unrealized gains/losses relating to hedging activities
Unrealized gains (losses)	1,436	(10,698)	75,474	(38,171)
Reclassification of losses included in net income	780	1,058	2,642	3,272
Total net unrealized gains (losses) relating to hedging activities	2,216	(9,640)	78,116	(34,899)
Pension and postretirement benefits	381	344	1,142	1,031
Total other comprehensive (loss) income	(393)	(4,112)	78,475	(17,337)
Total comprehensive income	$60,943	$84,329	$294,295	$259,521

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital - Unaudited (in thousands, except per share data)

For the nine months ended September 30, 2013 and 2012

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2011	44,906	$4,490,601	$722,198	$24,039	$746,237	$(190,427)	$5,046,411

Proceeds from issuance of capital stock	29,406	2,940,626	—	—	—	—	2,940,626
Repurchase/redemption of capital stock	(25,609)	(2,560,909)	—	—	—	—	(2,560,909)
Shares reclassified to mandatorily redeemable capital stock	—	(45)	—	—	—	—	(45)
Cash dividends ($3.50 per share) on capital stock	—	—	(158,264)	—	(158,264)	—	(158,264)
Comprehensive income (loss)	—	—	221,486	55,372	276,858	(17,337)	259,521

Balance, September 30, 2012	48,703	$4,870,273	$785,420	$79,411	$864,831	$(207,764)	$5,527,340

Balance, December 31, 2012	47,975	$4,797,457	$797,567	$96,185	$893,752	$(199,380)	$5,491,829

Proceeds from issuance of capital stock	31,925	3,192,451	—	—	—	—	3,192,451
Repurchase/redemption of capital stock	(25,028)	(2,502,805)	—	—	—	—	(2,502,805)
Shares reclassified to mandatorily redeemable capital stock	(45)	(4,452)	—	—	—	—	(4,452)
Cash dividends ($3.11 per share) on capital stock	—	—	(146,194)	—	(146,194)	—	(146,194)
Comprehensive income	—	—	172,502	43,318	215,820	78,475	294,295

Balance, September 30, 2013	54,827	$5,482,651	$823,875	$139,503	$963,378	$(120,905)	$6,325,124

(a)   Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the nine months ended September 30, 2013 and 2012

	Nine months ended September 30,
	2013	2012
Operating activities

Net Income	$215,820	$276,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	55,500	(13,674)
Concessions on consolidated obligations	3,120	3,387
Premises, software, and equipment	2,778	3,276
Provision for credit losses on mortgage loans	54	893
Net realized gains from redemption of held-to-maturity securities	—	(256)
Credit impairment losses on held-to-maturity securities	—	1,941
Change in net fair value adjustments on derivatives and hedging activities	99,455	198,666
Change in fair value adjustments on financial instruments held at fair value	(5,454)	95
Losses from extinguishment of debt	8,913	24,106
Net change in:
Accrued interest receivable	2,386	(11,006)
Derivative assets due to accrued interest	16,256	2,033
Derivative liabilities due to accrued interest	(10,118)	5,981
Other assets	3,840	3,750
Affordable Housing Program liability	(15,156)	8,301
Accrued interest payable	15,897	25,109
Other liabilities	(3,251)	782
Total adjustments	174,220	253,384
Net cash provided by operating activities	390,040	530,242
Investing activities
Net change in:
Interest-bearing deposits	843,540	(143,319)
Securities purchased under agreements to resell	—	(200,000)
Federal funds sold	(787,000)	(8,976,000)
Deposits with other FHLBanks	(289)	(90)
Premises, software, and equipment	(3,234)	(2,166)
Held-to-maturity securities:
Purchased	(2,520,273)	(3,409,692)
Repayments	1,581,182	1,863,441
In-substance maturities	—	4,998
Available-for-sale securities:
Repayments	612,928	631,231
Proceeds from sales	600	563
Advances:
Principal collected	416,091,032	347,466,634
Made	(430,560,383)	(354,378,811)
Mortgage loans held-for-portfolio:
Principal collected	262,917	245,744
Purchased	(361,866)	(587,845)
Proceeds from sales of REO	1,139	993
Net cash used in investing activities	(14,839,707)	(17,484,319)

The accompanying notes are an integral part of these financial statements.

	Nine months ended September 30,
	2013	2012
Financing activities
Net change in:
Deposits and other borrowings	$(461,710)	$(315,930)
Derivative contracts with financing element	(176,368)	(201,268)
Consolidated obligation bonds:
Proceeds from issuance	49,700,218	40,830,519
Payments for maturing and early retirement	(43,641,524)	(43,115,814)
Net payments on bonds transferred to other FHLBanks (a)	(28,943)	—
Consolidated obligation discount notes:
Proceeds from issuance	128,770,058	120,033,136
Payments for maturing	(116,283,842)	(108,440,816)
Capital stock:
Proceeds from issuance of capital stock	3,192,451	2,940,626
Payments for repurchase/redemption of capital stock	(2,502,805)	(2,560,909)
Redemption of mandatorily redeemable capital stock	(3,977)	(34,378)
Cash dividends paid (b)	(146,194)	(158,264)
Net cash provided by financing activities	18,417,364	8,976,902
Net increase (decrease) in cash and due from banks	3,967,697	(7,977,175)
Cash and due from banks at beginning of the period	7,553,188	10,877,790
Cash and due from banks at end of the period	$11,520,885	$2,900,615

Supplemental disclosures:
Interest paid	$283,199	$324,489
Affordable Housing Program payments (c)	$39,294	$22,635
Transfers of mortgage loans to real estate owned	$2,317	$1,191
Portion of non-credit OTTI gains on held-to-maturity securities	$—	$(1,490)

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

Assessments

Affordable Housing Program (“AHP”) Assessments. — Each FHLBank, including the FHLBNY, provides subsidies in the form of direct grants and below-market interest rate advances to members, who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households.  Annually, the 12 FHLBanks must set aside the greater of $100 million or 10 percent of their regulatory defined net income for the Affordable Housing Program.  For more information about the AHP, see the FHLBNY’s most recent Form 10-K filed on March 25, 2013.

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

Change in Accounting Principle

During the period ended December 31, 2012, the FHLBNY changed its presentation of the amortization of fair value hedge basis adjustments of modified advances.  From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance.  If the FHLBNY determines the modification is minor, the subsequent advance is considered a modification of the original advance.  If the modified advance is also hedged under a qualifying fair value hedge, the fair value basis adjustment at the modification date will be amortized over the life of the modified advance on a level-yield basis even if the modified advance was designated after modification in a fair value hedge relationship.  Prior to the change, the FHLBNY had previously made an accounting policy election to present the amortization of the hedge basis adjustment as a component of Interest income from advances.  Beginning in the fourth quarter of 2012, the FHLBNY began presenting the amortization of fair value basis of the modified hedged advance in Other income (loss) as a Net realized and unrealized gains (losses) on derivatives and hedging activities.  The change in presentation is preferable as the Interest income from advances would not be impacted by the amortization if the advance is continuously hedged, and the total Interest income and Net interest income would more closely reflect the economics of the FHLBNY’s interest margin.  The preferability of one acceptable method of accounting over another for hedge adjustments to an hedged item, which continues to be hedged when simultaneously dedesignated from one hedge relationship and redesignated into another hedge relationship, has not been addressed in any authoritative accounting literature.  The FHLBNY reclassified the appropriate line items in the Statements of Income for the three and nine months ended September 30, 2012, which reflects an increase in reported Interest income from Advances within Net interest income by $30.1 million and $88.3 million and corresponding decreases in Net realized and unrealized gains (losses) from derivatives and hedging activities in Other income (loss).  The change in presentation had no impact on Net income for any periods in this report since the change impacted only the presentation of the amortization of the hedge basis adjustment.

The following table summarizes the reclassifications (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2012	2012	2012
	Adjusted	As Previously Reported	Adjusted	As Previously Reported
Interest income
Advances	$133,412	$103,274	$405,069	$316,774
Total interest income	229,157	199,019	693,113	604,818
Net interest income before provision for credit losses	117,496	87,358	359,659	271,364
Net interest income after provision for credit losses	117,262	87,124	358,766	270,471

Other income (loss)
Net realized and unrealized gains on derivatives and hedging activities	14,955	45,093	38,790	127,085

Total other income	3,098	33,236	19,592	107,887

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

Recently Adopted Significant Accounting Policies

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. — In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  The ASU requires new footnote disclosures of items reclassified from accumulated OCI to net income.  The requirements became effective in the first quarter of 2013.  For the FHLBNY, the expanded disclosures include reclassifications from AOCI for previously recorded non-credit losses due to OTTI, realized gains and losses due to cash flow hedges, gains and losses due to changes in assumptions of supplemental pension and postretirement benefit plans, and reclassifications of gains and losses on available-for-sale securities.  The application of this guidance resulted in expanded disclosures and had no impact on the FHLBNY’s financial condition, results of operations or cash flows.  See Note 13.  Total Comprehensive Income.

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

The FHLBanks issue Consolidated Obligation debt for which each FHLBank, including the FHLBNY, is jointly and severally liable.  If a FHLBank defaulted on its payment, the non-defaulting FHLBanks may be required to make a payment on behalf of the defaulting FHLBank.  The amount of the payment would be based on the allocation determined by the Federal Housing Finance Agency (“FHFA”) under its regulatory authority.  When a Consolidated obligation debt is issued, a FHLBank records a liability for its direct obligation.  No FHLBank receives a fee for assuming its joint and several liability.  Historically, the FHLBanks have accounted for its joint and several liability using the accounting guidance for a related-party guarantee, and each FHLBank discloses its obligation of Consolidated obligations (other than Consolidated obligation Discount Notes with a maturity of one year or less) for which it is the primary obligor in a Form 8-K filing.  In each periodic filing with the Securities and Exchange Commission, the FHLBanks also disclose their joint and several obligations.  The FHLBanks record their liability for debt issuances for which it is the direct obligor, and no amounts are recorded for the joint and several obligations.

Upon adoption of ASU No. 2013-04 on January 1, 2014, the FHLBanks will continue to recognize the Consolidated obligations for which it is the direct obligor as a liability, and will recognize $0 as the amount it expects to pay on behalf of the other FHLBanks, unless a default occurs and the FHFA mandates an allocation of a shortfall.  Adoption of ASU No. 2013-04 will have no impact on the FHLBNY’s financial condition, results of operations or cash flows.

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

The FHLBNY is continuing to review the guidance, and its preliminary conclusion is that adoption of the Advisory Bulletin would change the FHLBNY’s existing charge-off policy, but would not impact the Bank’s credit classification practices or the credit loss measurement methodologies in any significant manner.  Under existing policies, the FHLBNY records a charge-off on MPF loans based upon the occurrence of a confirming event, which is typically the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure.  Adoption of the Advisory Bulletin may accelerate the timing of charge-offs, and the FHLBNY is reviewing the operational aspects of implementing the guidance.  The FHLBNY’s current practice is to record credit loss allowance on a loan level basis on all MPF loans delinquent 90 days or more (for loans in bankruptcy status, an allowance is recorded regardless of delinquency status), and to measure the allowance based on the shortfall of the value of collateral (less estimated selling costs) to the recorded investment in the impaired loan.  Therefore, the FHLBNY does not expect an acceleration of the charge-offs to have a material impact on the financial condition, results of operations and cash flows.

Note   3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $93.0 million and $85.1 million as of September 30, 2013 and December 31, 2012.  The FHLBNY includes member reserve balances in Other liabilities in the Statements of Condition.

Cash Collateral Pledged to Derivative Counterparties

The FHLBNY executes derivatives with major swap dealers and financial institutions (“derivative counterparties” or “counterparties”), and enters into bilateral collateral agreements.  Beginning June 10, 2013, certain of the FHLBNY’s derivatives are cleared and settled through one or several Derivative Clearing Organizations (“DCO”) as mandated under the Dodd-Frank Act.  The FHLBNY considers the DCO as a derivative counterparty.  For both bilaterally executed derivatives and derivatives cleared through a DCO, when derivative counterparties are exposed, the FHLBNY would post cash as pledged collateral to mitigate the counterparty’s credit exposure.

At September 30, 2013 and December 31, 2012, the FHLBNY had deposited $1.7 billion and $2.5 billion with counterparties and these amounts earned interest generally at the overnight Federal funds rate.  The cash posted was recorded as a deduction to Derivative liabilities, as provided under master netting agreements or under a legal netting opinion.  Excess cash posted was classified as a Derivative asset.

See Credit Risk due to nonperformance by counterparties in Note 16. Derivatives and Hedging activities.

Note   4.                                                         Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Federal funds sold — Federal funds sold were unsecured overnight advances to financial institution counterparties.  At September 30, 2013 and December 31, 2012, amounts outstanding were $4.9 billion and $4.1 billion.  The daily average Federal funds sold in the three and nine months ended September 30, 2013 were $14.9 billion and $13.9 billion.  The daily averages in the comparable periods in 2012 were $12.2 billion and $11.6 billion.  In the 12 months ended December 31, 2012, the daily average was $11.4 billion.

Securities purchased under agreements to resell — As part of the FHLBNY’s banking activities, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.   These transactions involve the lending of cash, against which marketable securities are taken as collateral.   The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral.   The collateral is typically in the form of highly-rated marketable securities, and the FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut.   The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  Under these agreements, the FHLBNY would not have the right to repledge the securities received.   Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.  There were no balances outstanding at September 30, 2013 or December 31, 2012.   Transaction balances averaged $106.5 million and $35.8 million in the three and nine months ended September 30, 2012 and $42.1 million in the twelve months ended December 31, 2012.

The impact to Net interest income from securities purchased under agreements to resell was not significant in the three and nine months ended September 30, 2012 and was included in Interest income from Federal funds sold in the Statements of Income.

Note 5.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	September 30, 2013
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$333,158	$—	$333,158	$25,139	$—	$358,297
Freddie Mac	99,297	—	99,297	6,218	—	105,515
Total pools of mortgages	432,455	—	432,455	31,357	—	463,812

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,834,077	—	2,834,077	16,512	(425)	2,850,164
Freddie Mac	2,209,175	—	2,209,175	12,884	(1,072)	2,220,987
Ginnie Mae	47,621	—	47,621	575	—	48,196
Total CMOs/REMICs	5,090,873	—	5,090,873	29,971	(1,497)	5,119,347

Commercial Mortgage-Backed Securities
Fannie Mae	1,486,687	—	1,486,687	7,938	(27,690)	1,466,935
Freddie Mac	3,844,516	—	3,844,516	112,668	(45,956)	3,911,228
Total commercial mortgage-backed securities	5,331,203	—	5,331,203	120,606	(73,646)	5,378,163

Non-GSE MBS (b)
CMOs/REMICs	54,260	(678)	53,582	2,001	(723)	54,860

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	117,340	—	117,340	2,778	—	120,118
Home equity loans (insured) (c)	184,030	(40,400)	143,630	59,566	(875)	202,321
Home equity loans (uninsured)	120,136	(14,632)	105,504	14,936	(6,403)	114,037
Total asset-backed securities	421,506	(55,032)	366,474	77,280	(7,278)	436,476

Total MBS	11,330,297	(55,710)	11,274,587	261,215	(83,144)	11,452,658

Other
State and local housing finance agency obligations	727,910	—	727,910	1,059	(55,391)	673,578

Total Held-to-maturity securities	$12,058,207	$(55,710)	$12,002,497	$262,274	$(138,535)	$12,126,236

	December 31, 2012
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$459,114	$—	$459,114	$37,312	$—	$496,426
Freddie Mac	133,347	—	133,347	9,462	—	142,809
Total pools of mortgages	592,461	—	592,461	46,774	—	639,235

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,602,017	—	2,602,017	24,940	—	2,626,957
Freddie Mac	2,484,560	—	2,484,560	27,058	(1)	2,511,617
Ginnie Mae	64,681	—	64,681	854	—	65,535
Total CMOs/REMICs	5,151,258	—	5,151,258	52,852	(1)	5,204,109

Commercial Mortgage-Backed Securities
Fannie Mae	930,982	—	930,982	30,272	(593)	960,661
Freddie Mac	3,128,561	—	3,128,561	266,562	—	3,395,123
Ginnie Mae	2,969	—	2,969	27	—	2,996
Total commercial mortgage-backed securities	4,062,512	—	4,062,512	296,861	(593)	4,358,780

Non-GSE MBS (b)
CMOs/REMICs	106,063	(1,006)	105,057	3,336	(537)	107,856

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	132,551	—	132,551	1,531	(1,810)	132,272
Home equity loans (insured) (c)	204,500	(45,676)	158,824	49,531	(944)	207,411
Home equity loans (uninsured)	135,290	(16,789)	118,501	15,354	(10,634)	123,221
Total asset-backed securities	472,341	(62,465)	409,876	66,416	(13,388)	462,904

Total MBS	10,384,635	(63,471)	10,321,164	466,239	(14,519)	10,772,884

Other
State and local housing finance agency obligations	737,600	—	737,600	2,097	(56,025)	683,672

Total Held-to-maturity securities	$11,122,235	$(63,471)	$11,058,764	$468,336	$(70,544)	$11,456,556

(a)

Unrecognized gross holding gains and losses represent the difference between fair value and carrying value of a held-to-maturity security. At September 30, 2013 and December 31, 2012, the FHLBNY had pledged MBS with an amortized cost basis of $2.0 million and $2.8 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

(b)	The amounts represent private-label mortgage- and asset-backed securities.
(c)

Amortized cost — Bonds collateralized by manufactured housing are insured by Assured Guaranty Municipal Corp. (“AGM”); they totaled $117.3 million and $132.6 million at September 30, 2013 and December 31, 2012. Asset-backed securities (supported by home equity loans) insured by AGM were $66.5 million and $69.8 million at September 30, 2013 and December 31, 2012. Asset-backed securities (supported by home equity loans) insured by Ambac and MBIA, together, were $117.5 million and $134.7 million at September 30, 2013 and December 31, 2012. Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover any projected shortfalls. The reliance period for MBIA has been extended from 3 months to a 12 month horizon (to September 30, 2014) due to recent legal settlements and an improvement in the company’s liquidity since the second quarter of 2013. For bond insurer Ambac, the reliance period is probable until December 31, 2013.

Unrealized Losses

The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position.  Unrealized losses represent the difference between fair value and amortized cost.  The baseline measure of unrealized loss is amortized cost, which is not adjusted for non-credit OTTI.  Total unrealized losses in this table will not equal unrecognized losses by Major security type disclosed in the previous table.  Unrealized losses are calculated after adjusting for credit OTTI.  In the previous table, unrecognized losses are adjusted for credit and non-credit OTTI.  The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$54,999	$(1)	$288,409	$(55,390)	$343,408	$(55,391)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,219,452	(28,115)	—	—	1,219,452	(28,115)
Freddie Mac	1,961,980	(47,028)	—	—	1,961,980	(47,028)
Total MBS-GSE	3,181,432	(75,143)	—	—	3,181,432	(75,143)
MBS-Private-Label	59,190	(624)	227,693	(8,074)	286,883	(8,698)
Total MBS	3,240,622	(75,767)	227,693	(8,074)	3,468,315	(83,841)
Total	$3,295,621	$(75,768)	$516,102	$(63,464)	$3,811,723	$(139,232)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$309,295	$(56,025)	$309,295	$(56,025)
MBS Investment Securities
MBS-GSE
Fannie Mae	192,268	(593)	—	—	192,268	(593)
Freddie Mac	453	(1)	—	—	453	(1)
Total MBS-GSE	192,721	(594)	—	—	192,721	(594)
MBS-Private-Label	61,742	(595)	297,585	(19,207)	359,327	(19,802)
Total MBS	254,463	(1,189)	297,585	(19,207)	552,048	(20,396)
Total	$254,463	$(1,189)	$606,880	$(75,232)	$861,343	$(76,421)

Investments in housing finance agency obligations had gross unrealized losses totaling $55.4 million and $56.0 million for continuous periods of 12 months or longer at September 30, 2013 and December 31, 2012.  Management has analyzed the fair values of the bonds, and has concluded that the gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has also reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of September 30, 2013 and December 31, 2012, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations.  As a result, the Bank expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the Bank may experience OTTI in future periods.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$13,655	$14,096	$15,040	$15,853
Due after five years through ten years	95,815	92,271	60,885	59,531
Due after ten years	618,440	567,211	661,675	608,288
State and local housing finance agency obligations	727,910	673,578	737,600	683,672

Mortgage-backed securities
Due in one year or less	71	72	—	—
Due after one year through five years	1,051,850	1,075,297	156,317	166,810
Due after five years through ten years	4,474,503	4,506,193	4,219,907	4,521,574
Due after ten years	5,803,873	5,871,096	6,008,411	6,084,500
Mortgage-backed securities	11,330,297	11,452,658	10,384,635	10,772,884

Total Held-to-maturity securities	$12,058,207	$12,126,236	$11,122,235	$11,456,556

(a)         Amortized cost is net of unamortized discounts and premiums of $41.6 million and $28.0 million at September 30, 2013 and December 31, 2012.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	September 30, 2013		December 31, 2012
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,282,403	$1,281,142	$453,907	$452,034
Floating	3,840,509	3,840,509	4,740,385	4,740,385
Total CMO	5,122,912	5,121,651	5,194,292	5,192,419
CMBS
Fixed	4,762,596	4,762,596	3,625,505	3,625,505
Floating	568,607	568,607	437,007	437,007
Total CMBS	5,331,203	5,331,203	4,062,512	4,062,512
Pass Thru (a)
Fixed	783,112	729,660	1,018,578	958,014
Floating	93,070	92,073	109,253	108,219
Total Pass Thru	876,182	821,733	1,127,831	1,066,233
Total MBS	11,330,297	11,274,587	10,384,635	10,321,164
State and local housing finance agency obligations
Fixed	37,445	37,445	76,375	76,375
Floating	690,465	690,465	661,225	661,225
Total State and local housing finance agency obligations	727,910	727,910	737,600	737,600
Total Held-to-maturity securities	$12,058,207	$12,002,497	$11,122,235	$11,058,764

(a) Includes MBS supported by pools of mortgages.

Impairment Analysis (OTTI) of GSE-issued and Private Label Mortgage-backed Securities

The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities.  Based on analysis, GSE- and agency-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE- and agency-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.  Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by analyzing cash flows on 100 percent of PLMBS.  All PLMBS were designated as held-to-maturity.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 25, 2013.

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities, and the analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the Bank has determined that for bond insurer Assured Guaranty Municipal Corp., insurance guarantees can be relied upon to cover projected shortfalls.  The reliance period for MBIA has been extended from a 3 month to a 12 month horizon (to September 30, 2014) due to recent legal settlements and an improvement in the company’s liquidity since the second quarter of 2013.  For bond insurer Ambac, the reliance period is probable until December 31, 2013.

No credit OTTI was recorded in the three and nine months ended September 30, 2013.

The table below presents the key characteristics of securities determined to be OTTI in the three months ended September 30, 2012, and cumulative OTTI for the three and nine months ended September 30, 2012 (in thousands):

							Three months ended		Nine months ended
	Three months ended September 30, 2012 (a)						September 30, 2012		September 30, 2012
	Insurer MBIA		Insurer Ambac		Uninsured		OTTI (b)(d)		OTTI (b)(d)
Security		Fair		Fair		Fair	Credit	Non-credit	Credit	Non-credit
Classification	UPB	Value	UPB	Value	UPB	Value	Loss	Loss	Loss	Loss

RMBS-Prime	$—	$—	$—	$—	$7,987	$7,432	$(195)	$114	$(195)	$114
HEL Subprime (c)	—	—	42,948	30,193	2,943	2,931	(420)	420	(1,746)	1,376
Total Securities	$—	$—	$42,948	$30,193	$10,930	$10,363	$(615)	$534	$(1,941)	$1,490

(a)         Unpaid principal balances and fair values on securities deemed to be OTTI at September 30, 2012.

(b)        Represent OTTI recorded at the quarter end date.  If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, an OTTI is considered to have occurred because the entire amortized cost basis of the security will not be recovered.  The credit-related OTTI is recognized in earnings.  The non-credit portion of OTTI, which represents fair value losses of OTTI securities (excluding the amount of credit losses), is recognized in AOCI. Positive non-credit losses represent the net amount of non-credit losses reclassified from AOCI to increase the carrying value of securities previously deemed OTTI.

(c)         HEL Subprime securities are supported by home equity loans.

(d)         Securities deemed to be OTTI at the quarter end date(s) had been previously determined to be OTTI, and the additional impairment, or re-impairment, was due to further deterioration in the credit performance metrics of the securities.

The following table provides roll-forward information about the cumulative credit component of OTTI recognized as a charge to earnings (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$36,782	$36,057	$36,782	$34,731
Additional credit losses for which an OTTI charge was previously recognized	—	615	—	1,941
Ending balance	$36,782	$36,672	$36,782	$36,672

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for all private-label MBS at September 30, 2013 and December 31, 2012, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at September 30, 2013
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-3.7	1.1	9.8-32.9	17.4	30.0-54.5	46.1
RMBS Alt-A (d)	0.0-1.0	1.0	2.0-10.6	5.2	0.0-30.0	29.6
HEL Subprime (e)	1.0-8.7	4.2	2.0-14.9	4.7	21.0-100	66.5
Manufactured Housing Loans	3.1-5.5	4.5	2.1-3.23	2.6	77.3-81.6	79.9

	Key Base Assumptions - All PLMBS at December 31, 2012
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-6.1	2.1	4.4-33.4	23.3	30.0-63.2	35.9
RMBS Alt-A (d)	1.0-1.1	1.0	2.0-14.0	3.7	30.0-30.0	30.0
HEL Subprime (e)	1.5-8.6	4.6	2.0-10.1	3.7	30.0-100.0	71.0
Manufactured Housing Loans	3.6-5.9	4.9	2.0-3.8	2.5	75.1-81.0	78.5

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

(d)        CMOs/REMICS private-label MBS.

(e)         Residential asset-backed MBS.

Significant Inputs

For determining the fair values of all MBS, the FHLBNY has obtained pricing from four pricing services; the prices were clustered, averaged, and then assessed qualitatively before adopting the “final price”.

The tables below provide the distribution of the prices, and the final price adopted for securities with cash flow shortfalls at September 30, 2013 and December 31, 2012 (dollars in thousands except for price):

	Significant Inputs
	Securities deemed OTTI at September 30, 2013
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating
Subprime -Home equity loan
Bond 1	$3,103	$4,207	$—	3	$65.91-89.88	$65.91	D
Bond 2	1,779	2,632	—	3	65.34-86.82	65.80	D
Total OTTI PLMBS	$4,882	$6,839	$—

OTTI was not recognized as fair values of the two bonds exceeded their amortized cost basis.

	Significant Inputs
	Securities deemed OTTI at December 31, 2012
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating

Prime -RMBS
Bond 1	$7,045	$7,045	$7,045	3	$90.47 - 96.85	$90.47	C
Total OTTI PLMBS	$7,045	$7,045	$7,045

Note 6.                                                         Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  No AFS security was Other-than-temporarily impaired.  There were de minimis unrealized losses for MBS at September 30, 2013 and none at December 31, 2012.  The following tables provide major security types (in thousands):

	September 30, 2013
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (a)	$157	$—	$—	$—	$157
Equity funds (a)	4,960	—	1,465	—	6,425
Fixed income funds (a)	3,352	—	141	(36)	3,457
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,623,586	—	12,141	(142)	1,635,585
CMBS-Floating	43,223	—	394	—	43,617
Total Available-for-sale securities	$1,675,278	$—	$14,141	$(178)	$1,689,241

	December 31, 2012
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (a)	$215	$—	$—	$—	$215
Equity funds (a)	5,172	—	540	—	5,712
Fixed income funds (a)	3,382	—	324	—	3,706
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	2,230,813	—	21,448	—	2,252,261
CMBS-Floating	46,686	—	194	—	46,880
Total Available-for-sale securities	$2,286,268	$—	$22,506	$—	$2,308,774

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

Unrealized Losses

Tables reporting unrealized losses have been omitted as there were de minimis unrealized losses at September 30, 2013, and no unrealized losses at December 31, 2012.

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair values (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after five years through ten years	$43,223	$43,617	$46,686	$46,880
Due after ten years	1,623,586	1,635,585	2,230,813	2,252,261
Fixed income funds, equity funds and cash equivalents (b)	8,469	10,039	8,769	9,633

Total Available-for-sale securities	$1,675,278	$1,689,241	$2,286,268	$2,308,774

(a)         The carrying value of AFS securities equals fair value.

(b)         Determined to be redeemable at short notice.

(c)          Amortized cost is net of unamortized discounts and premiums of $5.7 million and $8.0 million at September 30, 2013 and December 31, 2012.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$1,623,586	$1,635,585	$2,230,813	$2,252,261
CMBS floating - LIBOR	43,223	43,617	46,686	46,880

Total Mortgage-backed securities (a)	$1,666,809	$1,679,202	$2,277,499	$2,299,141

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 7.                                                         Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2013			December 31, 2012
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$6	1.08%	—%	$—	—%	—%
Due in one year or less	36,930,607	0.68	42.57	26,956,874	0.90	37.29
Due after one year through two years	11,807,883	1.22	13.61	7,798,776	1.96	10.79
Due after two years through three years	11,976,271	2.81	13.80	7,234,380	2.38	10.00
Due after three years through four years	7,618,334	2.91	8.78	9,658,689	3.64	13.36
Due after four years through five years	6,746,635	2.83	7.78	10,255,616	3.35	14.19
Thereafter	11,681,718	2.79	13.46	10,387,768	2.77	14.37

Total par value	86,761,454	1.69%	100.00%	72,292,103	2.15%	100.00%

Hedge value basis adjustments	2,352,322			3,595,396
Fair value option valuation adjustments and accrued interest	7,659			502

Total	$89,121,435			$75,888,001

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of September 30, 2013 and December 31, 2012, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$379,281	19.93%	$400,309	22.09%
Fixed long-term single-family mortgages	1,523,731	80.07	1,412,061	77.90
Multi-family mortgages	92	—	156	0.01

Total par value	1,903,104	100.00%	1,812,526	100.00%

Unamortized premiums	37,358		35,760
Unamortized discounts	(3,102)		(2,580)
Basis adjustment (b)	1,821		4,092

Total mortgage loans held-for-portfolio	1,939,181		1,849,798
Allowance for credit losses	(6,326)		(6,982)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$1,932,855		$1,842,816

(a) Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans.

(b) Represents fair value basis of closed delivery commitments.

No loans were transferred to a “loan-for-sale” category.  From time to time, the Bank may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards.  Loans repurchased from PFIs in the three and nine months ended September 30, 2013 were $1.7 million and $7.7 million of loans; $1.4 million of such loans were repurchased in the nine months ended September 30, 2012.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or the First Loss Account (“FLA”), was estimated at $19.4 million and $18.4 million at September 30, 2013 and December 31, 2012.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $0.5 million and $1.3 million for the three and nine months ended September 30, 2013, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2012.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Loan Losses

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The Bank performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for losses inherent in the portfolio and to determine the likelihood of collection of the principal and interest.  Conventional mortgage loans that are past due 90 days or more, or classified under regulatory criteria (Sub-standard, Doubtful or Loss), and, beginning in the third quarter of 2012, loans that are in bankruptcy regardless of their delinquency status, are evaluated separately on a loan level basis for impairment.  The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan.  The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features, which provide additional credit assurance to the FHLBNY.  Conventional mortgage loans, except FHA- and VA-insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.  Management determines the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.  This methodology is applied on a loan level basis.  When a loan is foreclosed and the Bank takes possession of real estate, the Bank will charge any excess carrying value over the net realizable value of the foreclosed loan to the allowance for credit losses.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Allowance for credit losses:
Beginning balance	$6,414	$6,878	$6,982	$6,786
Charge-offs	(140)	(228)	(1,556)	(930)
Recoveries	203	36	846	171
Provision/(Reversal) for credit losses on mortgage loans	(151)	234	54	893
Ending balance	$6,326	$6,920	$6,326	$6,920

Ending balance, individually evaluated for impairment	$6,326	$6,920	$6,326	$6,920

			September 30, 2013	December 31, 2012
Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance (b)			$30,619	$31,596
Not impaired, no related allowance			1,804,690	1,754,852
Total uninsured mortgage loans			$1,835,309	$1,786,448

Collectively evaluated for impairment (c)
Impaired, with or without a related allowance			$595	$413
Not impaired, no related allowance			112,276	71,741
Total insured mortgage loans			$112,871	$72,154

(a) Allowance for credit losses has been stable, in line with declining nonperforming loans, which is consistent with the stability in housing prices/liquidation values of real property securing impaired loans.

(b) Loans considered impaired have remained almost unchanged as delinquency rates have stabilized.

(c) FHA- and VA loans are collectively evaluated for impairment.  Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	September 30, 2013	December 31, 2012

Total Mortgage loans, net of allowance for credit losses (a)	$1,932,855	$1,842,816
Non-performing mortgage loans - Conventional (b)	$27,749	$28,458
Insured MPF loans past due 90 days or more and still accruing interest (b)	$577	$410

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

The following table summarizes the recorded investment in impaired loans, the unpaid principal balance, and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	September 30, 2013			Three months ended September 30, 2013		Nine months ended September 30, 2013
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a)(b)	$9,770	$9,754	$—	$10,056	$—	$10,474	$—
With an allowance:
Conventional MPF Loans (a)	20,849	20,886	6,326	20,657	—	20,674	—
Total Conventional MPF Loans (a)	$30,619	$30,640	$6,326	$30,713	$—	$31,148	$—

	December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a)(b)	$8,118	$8,134	$—	$6,768	$—
With an allowance:
Conventional MPF Loans (a)	23,478	23,507	6,982	22,798	—
Total Conventional MPF Loans (a)	$31,596	$31,641	$6,982	$29,566	$—

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

Loans discharged from bankruptcy are classified as a troubled debt restructuring (“TDR”), and are measured for impairment if the loan is past due 90 days or more.  Loans currently in bankruptcy status, regardless of their delinquency status, are considered impaired and measured for impairment.  The allowance for credit losses in the table above includes allowances recorded for all impaired loans.  Prior to the third quarter of 2012, loans in bankruptcy were considered impaired if past due 90 days or more.

Mortgage Loans — Interest on Non-performing Loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Interest contractually due (a)	$425	$482	$1,222	$1,444
Interest actually received	387	379	1,115	1,169

Shortfall	$38	$103	$107	$275

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

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investments, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	September 30, 2013			December 31, 2012
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$17,156	$2,258	$—	$22,899	$884	$—
Past due 60 - 89 days	5,479	226	—	6,027	407	—
Past due 90 - 179 days	3,049	142	—	4,202	184	—
Past due 180 days or more	24,678	453	—	24,221	229	—
Total past due	50,362	3,079	—	57,349	1,704	—
Total current loans	1,784,855	109,792	92	1,728,942	70,450	157
Total mortgage loans	$1,835,217	$112,871	$92	$1,786,291	$72,154	$157
Other delinquency statistics:
Loans in process of foreclosure, included above	$16,611	$307	$—	$21,464	$187	$—
Number of foreclosures outstanding at period end	119	8	—	140	6	—
Serious delinquency rate (a)	1.51%	0.53%	—%	1.62%	0.57%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$27,792	$595	$—	$28,947	$413	$—
Past due 90 days or more and still accruing interest	$—	$595	$—	$—	$413	$—
Loans on non-accrual status	$27,727	$—	$—	$28,423	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy	$9,248	$520	$—	$8,818	$638	$—
Modified loans under MPF® program	$820	$—	$—	$681	$—	$—
Real estate owned	$1,112			$169

(a)         Serious delinquency rate is recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

Troubled Debt Restructurings (“TDRs”) and MPF modification — As described more fully in Note 1. Significant Accounting Policies and Estimates in the Bank’s most recent Form 10K filed on March 25, 2013, the MPF Program introduced a temporary modification plan that is available to PFIs.  MPF restructurings primarily involve modifying the borrower’s monthly payment for a period of up to 36 months, with a cap based on a ratio of the borrower’s housing expense to monthly income.  The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years.  This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged.  If the housing expense ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original loan rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments until the target housing expense ratio is met.  No loans were modified in any periods in this report.  At September 30, 2013 and December 31, 2012, outstanding balances of MPF loans include four loans that had been modified in 2011.  Due to the temporary nature of the modification provisions allowed under the MPF Plan (up to 36 months), loans modified are considered impaired only if they are past due 90 days or more or in bankruptcy.  One of the four modified loans was in bankruptcy status at September 30, 2013 and December 31, 2012.  Another loan was in foreclosure status at September 30, 2013.  The allowance for credit losses on those impaired loans were evaluated individually and insignificant amounts of credit losses were recorded at September 30, 2013, and December 31, 2012.

Beginning with the fourth quarter of 2012, the FHLBNY includes MPF loans discharged from bankruptcy as TDRs, and $9.2 million of such loans were outstanding at September 30, 2013, and $8.8 million at December 31, 2012.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed individually for credit impairment only if past due 90 days or more.  Of the $9.2 million of loans that were discharged from bankruptcy, $0.8 million were impaired because they were past due 90 days or more, and the recorded allowance for credit losses associated with those loans were not significant at September 30, 2013 and December 31, 2012.  Prior to the fourth quarter of 2012, the FHLBNY’s policy did not consider loans discharged from bankruptcy as TDR.

Forgiveness information that would be required under the disclosure standards for loans deemed TDR has been omitted as the MPF modification program limits loan terms that can be modified for up to 36 months, after which period the borrower is required to adhere to the original terms of the loan.  Other than being released from bankruptcy, the borrowers were not allowed any other concessions.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	September 30, 2013			December 31, 2012
Recorded Investment Outstanding	Performing	Non- performing	Total TDR	Performing	Non- performing	Total TDR
Troubled debt restructurings (TDR) (a):
Loans discharged from bankruptcy	$8,497	$751	$9,248	$8,189	$629	$8,818
Modified loans under MPF® program	601	219	820	459	222	681
Total troubled debt restructurings	$9,098	$970	$10,068	$8,648	$851	$9,499
Related Allowance			$612			$317

(a)         Insured loans were not included in the calculation for troubled debt restructuring.

Note 9.                                                         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	September 30, 2013	December 31, 2012
Interest-bearing deposits
Interest-bearing demand	$1,522,886	$1,994,974
Term	55,000	40,000
Total interest-bearing deposits	1,577,886	2,034,974
Non-interest-bearing demand	13,047	19,537
Total deposits	$1,590,933	$2,054,511

	September 30, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits - adjustable rate	$1,577,886	0.04%	$2,034,974	0.03%
Non-interest-bearing deposits	13,047		19,537
Total deposits	$1,590,933		$2,054,511

The aggregate amount of term deposits due in one year or less was $55.0 million and $40.0 million at September 30, 2013 and December 31, 2012.

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on Management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.7 trillion as of September 30, 2013 and December 31, 2012.

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

	September 30, 2013	December 31, 2012
Percentage of unpledged qualifying assets to consolidated obligations	108%	109%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012

Consolidated obligation bonds-amortized cost	$69,909,024	$63,903,744
Hedge value basis adjustments	366,963	804,174
Hedge basis adjustments on terminated hedges	76,074	63,520
FVO (a)-valuation adjustments and accrued interest	9,327	12,883

Total Consolidated obligation-bonds	$70,361,388	$64,784,321

Discount notes-amortized cost	$42,261,308	$29,776,704
FVO (a) - valuation adjustments and remaining accretion	808	3,243

Total Consolidated obligation-discount notes	$42,262,116	$29,779,947

(a) Accounted for under the Fair Value Option rules.

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2013			December 31, 2012
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$42,867,425	0.45%	61.36%	$42,284,800	0.71%	66.25%
Over one year through two years	11,215,195	1.06	16.05	8,003,630	1.47	12.54
Over two years through three years	3,235,835	1.38	4.63	5,746,280	1.62	9.00
Over three years through four years	1,401,505	1.14	2.01	1,115,010	2.29	1.75
Over four years through five years	3,064,355	2.01	4.39	1,515,570	2.56	2.38
Thereafter	8,073,135	2.27	11.56	5,159,795	2.54	8.08

Total par value	69,857,450	0.88%	100.00%	63,825,085	1.11%	100.00%

Bond premiums (b)	77,274			102,225
Bond discounts (b)	(25,700)			(23,566)
Hedge value basis adjustments	366,963			804,174
Hedge basis adjustments on terminated hedges	76,074			63,520
FVO (c) - valuation adjustments and accrued interest	9,327			12,883

Total Consolidated obligation-bonds	$70,361,388			$64,784,321

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of interest expense of $13.4 million and $42.7 million for the three and nine months ended September 30, 2013 and $15.2 million and $44.3 million for the same periods in 2012.  Amortization of basis adjustments from terminated hedges was $0.9 million and $2.7 million for the three and nine months ended September 30, 2013, and $1.1 million and $3.3 million for the same periods in 2012.

(c)          Accounted for under the Fair Value Option rules.

Interest rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$53,301,950	76.30%	$48,184,085	75.49%
Fixed-rate, callable	6,449,500	9.23	2,685,000	4.21
Step Up, callable	2,126,000	3.04	1,221,000	1.91
Step Down, callable	25,000	0.04	—	—
Single-index floating rate	7,955,000	11.39	11,735,000	18.39

Total par value	69,857,450	100.00%	63,825,085	100.00%

Bond premiums	77,274		102,225
Bond discounts	(25,700)		(23,566)
Hedge value basis adjustments	366,963		804,174
Hedge basis adjustments on terminated hedges	76,074		63,520
FVO - valuation adjustments and accrued interest	9,327		12,883

Total Consolidated obligation-bonds	$70,361,388		$64,784,321

Discount Notes

Consolidated obligation-discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated obligation-discount notes were as follows (dollars in thousands):

	September 30, 2013	December 31, 2012

Par value	$42,266,370	$29,785,543
Amortized cost	$42,261,308	$29,776,704
Fair value option valuation adjustments	808	3,243

Total discount notes	$42,262,116	$29,779,947

Weighted average interest rate	0.06%	0.13%

Note 11.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability set aside for the AHP, see the Bank’s most recent Form 10-K filed on March 25, 2013.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Beginning balance	$122,251	$131,960	$134,942	$127,454
Additions from current period’s assessments	6,920	9,870	24,138	30,936
Net disbursements for grants and programs	(9,385)	(6,075)	(39,294)	(22,635)
Ending balance	$119,786	$135,755	$119,786	$135,755

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

The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented.  The FHLBNY met the “adequately capitalized” classification, which is the highest rating, under the capital rule.  However, the Finance Agency has discretion to reclassify a FHLBank and to modify or add to the corrective action requirements for a particular capital classification.  For more information about the capital rules under the Finance Agency regulations and a discussion of corrective actions, if any, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the audited financial statements included in the Bank’s most recent Form 10-K filed on March 25, 2013.

Risk-based Capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	September 30, 2013		December 31, 2012
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a) (e)	$632,097	$6,469,647	$489,133	$5,714,352
Total capital-to-asset ratio	4.00%	5.33%	4.00%	5.55%
Total capital (b)	$4,855,446	$6,469,647	$4,119,552	$5,714,352
Leverage ratio	5.00%	7.99%	5.00%	8.32%
Leverage capital (c)	$6,069,307	$9,704,471	$5,149,440	$8,571,529

(a)         Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

(b)         Required “Total capital” is 4.0% of total assets.

(c)          Actual “Leverage capital” is actual Risk-based capital times 1.5.

(d)         Required minimum.

(e)          Under regulatory guidelines issued by the Finance Agency concurrently with the rating action in 2011 by S&P lowered the rating of long-term securities issued by the U.S. government, federal agencies, and other entities, including Fannie Mae, Freddie Mac, and the FHLBanks from AAA to AA+ with regard to this action, consistent with guidance provided by the banking regulators with respect to capital rules, the Finance Agency provided guidance to not change the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

Restricted Retained Earnings

The FHLBNY allocates 20% of its net income to a separate restricted retained earnings account, which has grown to $139.5 million at September 30, 2013, up from $96.2 million at December 31, 2012.  The 12 FHLBanks have a Joint Capital Enhancement Agreement (“Capital Agreement”) that requires each FHLBank to contribute 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends.  For more information about the Capital Agreement, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings, in the Bank’s most recent Form 10-K filed on March 25, 2013.

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	September 30, 2013	December 31, 2012

Redemption less than one year	$4,081	$2,582
Redemption from one year to less than three years	226	698
Redemption from three years to less than five years	16,528	5,210
Redemption from five years or greater	2,783	14,653

Total	$23,618	$23,143

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Beginning balance	$25,437	$42,035	$23,143	$54,827
Capital stock subject to mandatory redemption reclassified from equity	390	—	4,452	45
Redemption of mandatorily redeemable capital stock (a)	(2,209)	(21,541)	(3,977)	(34,378)

Ending balance	$23,618	$20,494	$23,618	$20,494

Accrued interest payable (b)	$250	$398	$250	$398

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rates were 4.00% for September 30, 2013 and 4.50% for September 30, 2012 on mandatorily redeemable capital stock.

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

The following table provides withdrawals and terminations in membership:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Voluntary Termination/Notices Received and Pending	1	1	2	1

Involuntary Termination (a)	—	—	1	2

Non-member due to merger	1	—	2	—

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

Note 13.                                                 Total Comprehensive Income

The following table provides rollforward information for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Net unrealized		Net unrealized		Accumulated
	gains (losses)	Non-credit	gains (losses)	Pension and	Other
	on AFS	OTTI on HTM	relating to	postretirement	Comprehensive
	Securities	Securities	Hedging activities	benefits	Income (Loss)

Balance, June 30, 2012	$21,564	$(69,647)	$(137,244)	$(18,325)	$(203,652)
Other comprehensive income (loss) before reclassification
Net unrealized gains (losses)	1,742	—	(10,698)	—	(8,956)
Accretion of non-credit loss	—	2,908	—	—	2,908
Reclassifications from OCI to net income
Non-credit OTTI to credit OTTI (a)	—	534	—	—	534
Amortization- hedging activities (b)	—	—	1,058	—	1,058
Amortization- pension and postretirement (c)	—	—	—	344	344
Net current period other comprehensive income (loss)	1,742	3,442	(9,640)	344	(4,112)
Balance, September 30, 2012	$23,306	$(66,205)	$(146,884)	$(17,981)	$(207,764)

Balance, June 30, 2013	$19,464	$(58,222)	$(61,214)	$(20,540)	$(120,512)
Other comprehensive income (loss) before reclassification
Net unrealized (losses) gains	(5,501)	—	1,436	—	(4,065)
Accretion of non-credit loss	—	2,511	—	—	2,511
Reclassifications from OCI to net income
Amortization- hedging activities (b)	—	—	780	—	780
Amortization- pension and postretirement (c)	—	—	—	381	381
Net current period other comprehensive (loss) income	(5,501)	2,511	2,216	381	(393)
Balance, September 30, 2013	$13,963	$(55,711)	$(58,998)	$(20,159)	$(120,905)

	Net unrealized		Net unrealized		Accumulated
	gains (losses)	Non-credit	gains (losses)	Pension and	Other
	on AFS	OTTI on HTM	relating to	postretirement	Comprehensive
	Securities	Securities	Hedging activities	benefits	Income (Loss)

Balance, December 31, 2011	$16,419	$(75,849)	$(111,985)	$(19,012)	$(190,427)
Other comprehensive income (loss) before reclassification
Net unrealized gains (losses)	6,887	—	(38,171)	—	(31,284)
Non-credit OTTI loss	—	(132)	—	—	(132)
Accretion of non-credit loss	—	8,154	—	—	8,154
Reclassifications from OCI to net income
Non-credit OTTI to credit OTTI (a)	—	1,622	—	—	1,622
Amortization- hedging activities (b)	—	—	3,272	—	3,272
Amortization- pension and postretirement (c)	—	—	—	1,031	1,031
Net current period other comprehensive income (loss)	6,887	9,644	(34,899)	1,031	(17,337)
Balance, September 30, 2012	$23,306	$(66,205)	$(146,884)	$(17,981)	$(207,764)

Balance, December 31, 2012	$22,506	$(63,471)	$(137,114)	$(21,301)	$(199,380)
Other comprehensive income (loss) before reclassification
Net unrealized (losses) gains	(8,543)	—	75,474	—	66,931
Accretion of non-credit loss	—	7,760	—	—	7,760
Reclassifications from OCI to net income
Amortization- hedging activities (b)	—	—	2,642	—	2,642
Amortization- pension and postretirement (c)	—	—	—	1,142	1,142
Net current period other comprehensive (loss) income	(8,543)	7,760	78,116	1,142	78,475
Balance, September 30, 2013	$13,963	$(55,711)	$(58,998)	$(20,159)	$(120,905)

(a)               Offsetting amounts recorded in Other income (loss) as a component of OTTI losses.

(b)               Offsetting amounts recorded in Interest expense on consolidated obligation bonds and discount notes.

(c)                Offsetting amounts recorded in Compensation and benefits expenses.

Note 14.                          Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$61,336	$88,441	$215,820	$276,858

Net income available to stockholders	$61,336	$88,441	$215,820	$276,858

Weighted average shares of capital	53,484	48,934	48,929	46,677
Less: Mandatorily redeemable capital stock	(248)	(352)	(243)	(423)
Average number of shares of capital used to calculate earnings per share	53,236	48,582	48,686	46,254

Basic earnings per share	$1.15	$1.81	$4.43	$5.99

Note 15.                          Employee Retirement Plans.

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the Bank maintains a Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The BEP is an unfunded plan.  The Bank also offers a Retiree Medical Benefit Plan, which is a postretirement health benefit plan.  There are no funded plan assets that have been designated to provide postretirement health benefits.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the three and nine months ended September 30, 2013 and the same periods in 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Defined Benefit Plan (a)	$189	$175	$567	$1,485
Benefit Equalization Plan (defined benefit)	989	908	2,967	2,725
Defined Contribution Plan	387	379	1,176	1,144
Postretirement Health Benefit Plan	383	372	1,151	1,119

Total retirement plan expenses	$1,948	$1,834	$5,861	$6,473

(a)         In July 2012, Congress enacted a bill under the Surface Transportation Extension Act of 2012 — Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension plan provisions intended to ease the negative effect of historically low interest rates. Previously, a plan sponsor could elect to calculate future pension obligations based on either the “yield curve” of corporate investment-grade bonds for the preceding month, or three “segment rates” that are drawn from the average yield curves over the most recent 24-month period. The primary change under the relief bill is to allow calculation of discount rates based over a 25 year period — a much longer period than the two-year period previously used to determine segment rates. The FHLBNY’s Defined Benefit Plan participates in the Pentegra Defined Benefit Plan pension, which has adopted the relief provisions noted above, and adoption resulted in a significant reduction in plan expenses.  The FHLBNY paid in $0.7 million for the plan period July 1, 2012 to June 30, 2013. The amount recorded represents the minimum amount payable under the relief provided by MAP-21.  For the plan year ended June 30, 2014, the pension expense was accrued at an annual rate of $0.7 million.  The Pentegra DB Plan operates with a fiscal year that ends on June 30, and pension plan expenses paid are prorated and recorded over the FHLBNY’s calendar year.

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$216	$191	$648	$574
Interest cost	338	325	1,014	975
Amortization of unrecognized net loss	448	406	1,345	1,216
Amortization of unrecognized prior service cost	(13)	(14)	(40)	(40)

Net periodic benefit cost	$989	$908	$2,967	$2,725

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	September 30, 2013		December 31, 2012

Discount rate (a)	3.80%		3.80%
Salary increases	5.50%		5.50%
Amortization period (years)	7		7
Benefits paid during the period	$(1,321	)(b)	$(759)

(a)                        The discount rates were based on the Citigroup Pension Liability Index at December 31, 2012 adjusted for duration.

(b)                        Amounts based on forecast for the period ended December 31, 2013.

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Service cost (benefits attributed to service during the period)	$236	$209	$709	$629
Interest cost on accumulated postretirement health benefit obligation	202	212	605	636
Amortization of loss	106	134	319	402
Amortization of prior service credit	(161)	(183)	(482)	(548)

Net periodic postretirement health benefit cost	$383	$372	$1,151	$1,119

Key assumptions (a) and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	September 30, 2013	December 31, 2012

Weighted average discount rate	3.80%	3.80%

Health care cost trend rates:
Assumed for next year
Pre 65	7.50%	7.50%
Post 65	7.50%	7.50%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2018	2018
Post 65 Ultimate rate	5.50%	5.50%
Post 65 Year that ultimate rate is reached	2018	2018
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

(a)                   The discount rates were based on the Citigroup Pension Liability Index adjusted for duration at December 31, 2012.

Note 16.                          Derivatives and Hedging Activities.

General — The FHLBNY may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its exposure to changes in interest rates.  The FHLBNY may also use callable swaps to potentially adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives.  The FHLBNY, consistent with the Finance Agency’s regulations, enters into derivatives to manage the market risk exposures inherent in otherwise unhedged assets and funding positions.  The FHLBNY is not a derivatives dealer and does not trade derivatives for short-term profit.  The FHLBNY uses derivatives in three ways:  by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”).  The FHLBNY may execute an interest rate swap to match the terms of an asset or liability that is elected under the FVO, and the swap is also considered as an economic hedge that is designed to mitigate the volatility of the FVO designated asset or liability due to change in the full fair value of the designated asset or liability.  The FHLBNY uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities.  In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBNY also uses derivatives - to manage embedded options in assets and liabilities; to hedge the market value of existing assets and liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs where possible.

When the FHLBNY designates a derivative as an economic hedge, the choice represents the most cost effective manner of hedging a risk, and is after considering the operational costs and benefits of executing a hedge that would qualify for hedge accounting.  When entering into such non-qualified hedges, the FHLBNY recognizes only the change in fair value of these derivatives in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.  As a result, an economic hedge introduces the potential for earnings variability.  Economic hedges are an acceptable hedging strategy under the FHLBNY’s risk management program, and the strategies comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives.

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

Advances — The Bank offers a wide array of advances structures to meet members’ funding needs.  These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options.  The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities.  In general, whenever a member executes a longer-term fixed rate advance, or a fixed or variable-rate advance with call or put or other embedded options, the Bank will simultaneously execute a derivative transaction with terms that offset the terms of the fixed rate advance, or terms of the advance with embedded options.  The combination of the fixed rate advance and the derivative transaction effectively creates a variable rate asset.  This type of hedge is treated as a fair value hedge.  With a putable advance borrowed by a member, the FHLBNY would purchase from the member a put option.  The FHLBNY may hedge a putable advance by entering into a cancelable interest rate swap in which the FHLBNY pays to the swap counterparty fixed-rate cash flows and receives variable-rate cash flows.  This type of hedge is also treated as a fair value hedge.  The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit to the member on new terms.  The FHLBNY also offers callable advances to members, which is a fixed-rate advance borrowed by a member.  With the advance, the FHLBNY sells to the member a call option that enables the member to terminate the advance at pre-determined exercise dates.  The FHLBNY hedges such advances by executing interest rate swaps with cancellable option features that would allow the FHLBNY to terminate the swaps also at pre-determined option exercise dates.  The FHLBNY offers variable rate advances with an option that caps the interest rate payable by the borrower.  The FHLBNY would typically offset the risk presented by the embedded cap by executing a matching cap.

In the 2013 third quarter, the FHLBNY introduced the Fixed-rate advance with a LIBOR cap.  The coupon of the fixed-rate advance would float inversely with the increase in the 3-month LIBOR rate, at a multiple of 1 (not levered).  The coupon has a floor of zero.  The FHLBNY hedges the advance with an interest rate swap with identical terms, converting fixed-rate cash flows to a LIBOR indexed cash flows through the term to maturity.  The FHLBNY has reviewed and analyzed the terms of the cap and floor and the inverse payout, and has concluded that the advance does not meet the bifurcation tests under hedge accounting standards, specifically ASC 815-15 and ASC 815-10-25.  Accordingly, it was not necessary to bifurcate and account for the options separately.

An embedded derivative shall be separated from the host contract and accounted for as a derivative instrument pursuant to Subtopic 815-10 if and only if all of the following criteria are met:

•                  The economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract.

•                  The hybrid instrument is not remeasured at fair value under otherwise applicable generally accepted accounting principles (GAAP) with changes in fair value reported in earnings as they occur.

•                  A separate instrument with the same terms as the embedded derivative would, pursuant to Section 815-10-15, be a derivative instrument subject to the requirements of this Subtopic. The initial net investment for the hybrid instrument shall not be considered to be the initial net investment for the embedded derivative.

Mortgage Loans — The Bank’s investment portfolio includes fixed rate mortgage loans.  The FHLBNY manages the interest rate and prepayment risk associated with mortgages through debt issuance.  Firm commitments to purchase or “delivery commitments” are considered derivatives.  Also see “Firm Commitment Strategies” described below.

Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the accounting standards for derivatives and hedging.  The FHLBNY accounts for them as freestanding derivatives, and records the fair values of mortgage loan delivery commitments on the balance sheet with an offset to Other income as a Net realized and unrealized gains (losses) on derivatives and hedging activities.  Fair values were not significant for all periods in this report.  The FHLBNY may also hedge a firm commitment for a forward starting advance with an interest-rate swap.  In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance.  The fair value adjustments associated with the firm commitment will be added to the basis of the advance at the time the commitment is terminated and the advance is issued.  If a hedged firm commitment no longer qualified as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings.  There were no material amounts of gains and losses recognized due to disqualification of firm commitment hedges in the three and nine months ended September 30, 2013 and 2012.

Forward Settlements — There were no forward settled securities at September 30, 2013 and December 31, 2012 that would settle outside the shortest period of time for the settlement of such securities.  When the FHLBNY purchases a security that forward settles within the shortest period of time for the settlement of such a security, the Bank records the purchase on trade date.  When a security forward settles outside the shortest period of time, a derivative is recorded in addition to the purchased security.

Cash Flow Hedges of Anticipated Consolidated Bond Issuance — The FHLBNY enters into interest-rate swaps on the anticipated issuance of debt to “lock in” the interest to be paid for the cost of funding.  The swap is terminated upon issuance of the debt instrument, and amounts recorded in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.

Cash Flow Hedges of Rolling Issuance of Discount Notes — The FHLBNY hedges the rolling issuance of discount notes as a cash flow hedge.  In these hedges, the Bank enters into derivative transactions with unrelated swap dealers and designates the swaps as hedges of the variable quarterly interest payments on the discount note borrowing program.  In this program, the Bank issues a series of discount notes with 91-day terms over periods, that are generally up to 15 years.  The FHLBNY will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures.  The interest rate swaps require a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment.  The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuance every 91 days.  The FHLBNY documents at hedge origination, and on an ongoing basis, that the forecasted issuances of discount notes are probable.  The FHLBNY performs a prospective hedge effectiveness analysis at inception of the hedges, and also performs an ongoing retrospective hedge effectiveness analysis at least every quarter to provide assurance that the hedges will remain highly effective.  The fair values of the interest rate swaps are recorded in AOCI and ineffectiveness, if any, is measured using the “hypothetical derivative method” and recorded in earnings.  The effective portion remains in AOCI.  The Bank monitors the credit standing of the derivative counterparty each quarter.

Intermediation — To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members access to the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and are separately marked-to-market through earnings.  The net impact of the accounting for these derivatives does not significantly affect the operating results of the FHLBNY.  The notional principal of interest rate swaps outstanding at September 30, 2013 and December 31, 2012, in which the FHLBNY was an intermediary, was $205.0 million and $265.0 million, with offsetting purchased positions from unrelated swap dealers.  Fair values of the swaps sold to members net of the fair values of swaps purchased from derivative counterparties were not material at September 30, 2013 and December 31, 2012.  Collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBNY as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBNY.

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

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors.  The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives.  For the FHLBNY, OTC derivative contracts are primarily bilateral contracts between the FHLBNY and the swap counterparties that are executed and settled bilaterally with counterparties without the use of a derivative clearing house (“DCO”).  Beginning on June 10, 2013, certain of the FHLBNY’s OTC derivatives are executed bilaterally with executing swap counterparties, and cleared and settled through one or more DCO as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent that acts on behalf of the FHLBNY to clear and settle the interest rate exchange contract through the DCO.  Once the contract is accepted for clearing by the clearing agent, which acts in the capacity of an intermediary between the FHLBNY and the DCO, the original contract between the FHLBNY and the executing counterparty is extinguished, and is replaced by an identical contract between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the clearing agent interacts with the DCO on behalf of the FHLBNY.

Bilateral OTC derivative contracts — For derivatives that are not eligible for clearing with a DCO, the FHLBNY is subject to credit risk as a result of nonperformance by swap counterparties to the derivative agreements.  The FHLBNY enters into master netting arrangements and bilateral security agreements with all active derivative counterparties, which provide for delivery of collateral at specified levels to limit the net unsecured credit exposure to these counterparties.  The FHLBNY makes judgments on each counterparty’s creditworthiness and estimates of collateral values in analyzing counterparty nonperformance credit risk.  Bilateral agreements consider the credit risks and the agreement specifies thresholds to post or receive collateral with changes in credit ratings.  When the FHLBNY has more than one derivative transaction outstanding with a counterparty, and a legally enforceable master netting agreement exists with the counterparty, the exposure (less collateral held) represents the appropriate measure of credit risk.  The FHLBNY conducts all its derivative transactions under ISDA master netting agreements.

OTC cleared contracts — Beginning on June 10, 2013, the FHLBNY became subject to mandatory clearing rules under the Commodity Futures Trading Commission’s (“CFTC”) clearing rules as provided under the Dodd-Frank Act.  The FHLBNY’s cleared derivatives are also initially executed bilaterally with a swap dealer, the executing swap counterparty, in the OTC market, and the clearing process requires the FHLBNY to novate the contracts to a DCO, which then becomes the counterparty to the FHLBNY.

The enforceability of offsetting rights incorporated in the agreements for the cleared derivative transactions has been analyzed by the FHLBNY to establish the extent to which supportive legal opinion, obtained from counsel of recognized standing, provides the requisite level of certainty regarding the enforceability of these agreements.  Further analysis was performed to reach a view that the exercise of rights by the non-defaulting party under these agreements would not be stayed, or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding involving the DCO or the FHLBNY’s clearing agents or both.  Based on the analysis of the rules, and legal analysis obtained, the FHLBNY has made a determination that it has the right of setoff that is enforceable under applicable law that would allow it to: (1) net individual derivative contracts executed through a specific clearing agent (also referred to as a Futures Clearing Merchant, or “FCM”) to a designated DCO, so that a net derivative receivable or payable will be recorded for the DCO; the exposure (less margin held) would be represented by a single amount receivable from the DCO, and that amount would represent the appropriate measure of credit risk.  This policy election for netting cleared derivatives is consistent with the policy election for netting bilaterally settled derivative transactions under master netting agreements; and (2) net all derivative contracts novated to the DCO with cash margins posted by the FHLBNY or received against the derivative contracts through a specified FCM or clearing agent.  Typically, margins consist of Initial Margin (“initial margin”) and Variation Margin (“variation margin”).  Variation margin fluctuates with the fair values of the open contracts. Initial margin fluctuates with the value of the open contracts and changes in market interest volatility, and amounts paid by the FHLBNY are in addition to the fair values of the open derivative contracts. The FHLBNY treats excess margins posted on cleared and uncleared trades as Derivative Assets.

Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation

The following table presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP (“Derivative instruments — Nettable”).  Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting.  Where such a legal analysis has not been either sought or obtained, the receivables were not netted, and were reported as Derivative instruments - Not Nettable (in thousands):

	September 30, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$664,733	$2,651,656	$966,523	$3,890,253
Cleared derivatives	8,553	68,007	—	—
Total gross recognized amount	673,286	2,719,663	966,523	3,890,253
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(655,777)	(2,263,336)	(924,638)	(3,463,506)
Cleared derivatives	25,863	(68,007)	—	—
Total gross amounts of netting adjustments and cash collateral	(629,914)	(2,331,343)	(924,638)	(3,463,506)
Net amounts after offsetting adjustments
Bilateral derivatives	8,956	388,320	41,885	426,747
Cleared derivatives	34,416	—	—	—
Total net amounts after offsetting adjustments	43,372	388,320	41,885	426,747
Derivative instruments -Not Nettable
Delivery Commitments (a)	164	—	9	41
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$43,536	$388,320	$41,894	$426,788
Non-cash collateral received or pledged not offset
Cannot be sold or repledged
Bilateral OTC	$3,905	$—	$7,368	$—
Delivery Commitments	164	—	9	—
Total cannot be sold or repledged	4,069	—	7,377	—
Net unsecured amount
Bilateral OTC	5,051	388,320	34,517	426,788
Cleared derivatives	34,416	—	—	—
Total Net unsecured amount (b)	$39,467	$388,320	$34,517	$426,788

(a)        Derivative instruments without legal right of offset were synthetic derivatives representing forward mortgage delivery commitments of 45 days or less.  It was operationally not practical to separate receivable from payables, and net presentation was adopted.  No collateral was netted against the receivable or payable.

(b)        Unsecured amounts represent Derivative assets and liabilities recorded in the Statements of Condition at September 30, 2013 and December 31, 2012.  The amounts primarily represent aggregate credit support thresholds that were waived under credit support agreements between the FHLBNY and derivative counterparties.

The gross derivative exposures as represented by derivatives in fair values in gain positions before netting and offsetting cash collateral were $673.3 million and $966.5 million due at September 30, 2013 and December 31, 2012.  Fair values amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), totaled $629.9 million and $924.6 million at those dates.  These adjustments included $1.6 million and $7.7 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at September 30, 2013 and December 31, 2012.  The net exposures after offsetting adjustments were $43.5 million and $41.9 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts, and their exposure due to a default by the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At September 30, 2013 and December 31, 2012, derivatives in a net unrealized loss positions, which represented the counterparties’ exposure to the potential non-performance risk of the FHLBNY, were $388.3 million and $426.8 million after deducting $1.7 billion and $2.5 billion of cash collateral posted by the FHLBNY at those dates to the exposed counterparties.  With respect to cleared derivatives, the DCO is also exposed to the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and those amounts were not significant.  The exposure of the DCO to FHLBNY is included with the exposure totals provided above.

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

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$74,711,711	$620,486	$2,648,132
Interest rate swaps-cash flow hedges	1,287,500	12,044	62,823
Total derivatives in hedging instruments	75,999,211	632,530	2,710,955

Derivatives not designated as hedging instruments
Interest rate swaps	28,524,270	11,120	4,631
Interest rate caps or floors	2,700,000	25,364	11
Mortgage delivery commitments	11,989	164	—
Other (b)	410,000	4,272	4,065
Total derivatives not designated as hedging instruments	31,646,259	40,920	8,707

Total derivatives before netting and collateral adjustments	$107,645,470	673,450	2,719,662
Netting adjustments		(628,314)	(628,314)
Net before cash collateral		45,136	2,091,348
Cash collateral and related accrued interest		(1,600)	(1,703,028)
Net after cash collateral reported on the Statements of Condition		$43,536	$388,320

	December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$76,844,534	$925,635	$3,753,684
Interest rate swaps-cash flow hedges	1,106,000	1,647	126,426
Total derivatives in hedging instruments	77,950,534	927,282	3,880,110

Derivatives not designated as hedging instruments
Interest rate swaps	23,099,757	27,486	2,939
Interest rate caps or floors	1,900,000	4,221	12
Mortgage delivery commitments	25,217	9	41
Other (b)	530,000	7,534	7,192
Total derivatives not designated as hedging instruments	25,554,974	39,250	10,184

Total derivatives before netting and collateral adjustments	$103,505,508	966,532	3,890,294
Netting adjustments		(916,938)	(916,938)
Net before cash collateral		49,594	2,973,356
Cash collateral and related accrued interest		(7,700)	(2,546,568)
Net after cash collateral reported on the Statements of Condition		$41,894	$426,788

(a)         All derivative assets and liabilities with swap dealers and counterparties are collateralized by cash; derivative instruments are subject to legal right of offset under master netting agreements, or in the absence of an agreement, the FHLBNY has been able to receive legal opinion that is has the rights to offset.

(b)         Other:  Comprised of swaps intermediated for members.  Notional amounts represent purchases from dealers and sales to members.

Earnings Impact of Derivatives and Hedging Activities

The FHLBNY carries all derivative instruments on the Statements of Condition at fair value as Derivative Assets and Derivative Liabilities.  In the case of fair value hedges, if derivatives meet the hedging criteria under hedge accounting rules, and meeting the effectiveness measures, changes in fair value of the associated hedged financial instrument attributable to the risk being hedged may also be recorded through earnings.  In the hedge, some or all of the unrealized fair value gains or losses recognized on the derivatives are offset by corresponding unrealized gains or losses on the associated hedged financial assets and liabilities.  The net differential between fair value changes of the derivatives and the hedged items represents hedge ineffectiveness.  Hedge ineffectiveness represents the amounts by which the changes in the fair value of the derivatives differ from the changes in the fair values of the hedged items or the variability in the cash flows of forecasted transactions.  The net ineffectiveness from hedges that qualify under hedge accounting rules are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.  If derivatives do not qualify for the hedging criteria under hedge accounting rules, but are executed as economic hedges of financial assets or liabilities under a

FHLBNY - approved hedge strategy, only the fair value changes of the derivatives are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.

When the FHLBNY elects to measure certain debt under the accounting designation for FVO, the Bank will typically execute a derivative as an economic hedge of the debt.  Fair value changes of the derivatives are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss).  Fair value changes of the debt designated under the FVO are recorded in as an unrealized (loss) or gain from Instruments held at fair value, also in Other income (loss).

Components of net gains/ (losses) on derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended September 30,				Three months ended September 30,
	2013				2012
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$36,195	$(51,692)	$(15,497)	$(255,141)	$(109,280)	$110,150	$870	$(297,789)
Consolidated obligations-bonds	(27,435)	27,233	(202)	71,329	(8,821)	8,963	142	78,561
Consolidated obligations-discount notes	—	—	—	—	(26)	6	(20)	24

Net gains (losses) related to fair value hedges (c)	8,760	(24,459)	(15,699)	$(183,812)	(118,127)	119,119	992	$(219,204)
Cash flow hedges	46		46	$(8,293)	—		—	$(6,913)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	125		125		55		55
Consolidated obligations-bonds	(465)		(465)		2,252		2,252
Member intermediation	(44)		(44)		(24)		(24)
Accrued interest-swaps (b)	412		412		535		535
Accrued interest-intermediation (b)	43		43		46		46
Caps or floors
Advances	(19)		(19)		(19)		(19)
Balance sheet hedges	(3,962)		(3,962)		(4,584)		(4,584)
Mortgage delivery commitments	258		258		101		101
Swaps economically hedging
instruments designated under FVO
Consolidated obligations-bonds	3,864		3,864		11,276		11,276
Consolidated obligations-discount notes	134		134		1,574		1,574
Accrued interest-swaps (b)	3,215		3,215		2,751		2,751

Net gains related to derivatives not designated as hedging instruments	3,561		3,561		13,963		13,963
Net gains (losses) on derivatives and hedging activities	$12,367	$(24,459)	$(12,092)		$(104,164)	$119,119	$14,955

	Nine months ended September 30,				Nine months ended September 30,
	2013				2012
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances (a)	$1,161,401	$(1,162,494)	$(1,093)	$(784,460)	$(113,036)	$114,841	$1,805	$(912,868)
Consolidated obligations-bonds	(417,307)	417,883	576	244,572	(6,060)	7,258	1,198	249,106
Consolidated obligations-discount notes	—	—	—	—	67	(1,467)	(1,400)	1,237

Net gains (losses) related to fair value hedges (c)	744,094	(744,611)	(517)	$(539,888)	(119,029)	120,632	1,603	$(662,525)
Cash flow hedges	(1)		(1)	$(23,142)	(214)		(214)	$(19,356)

Derivatives not designated as hedging instruments
Interest rate swaps
Advances	808		808		922		922
Consolidated obligations-bonds	(6,492)		(6,492)		24,627		24,627
Consolidated obligations-discount notes	—		—		(6)		(6)
Member intermediation	(134)		(134)		(112)		(112)
Accrued interest-swaps (b)	4,157		4,157		(4,061)		(4,061)
Accrued interest-intermediation (b)	134		134		138		138
Caps or floors
Advances	(56)		(56)		(56)		(56)
Balance sheet hedges	976		976		(11,772)		(11,772)
Mortgage delivery commitments	(1,651)		(1,651)		1,428		1,428
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(8,806)		(8,806)		20,313		20,313
Consolidated obligations-discount notes	(1,372)		(1,372)		2,772		2,772
Accrued interest-swaps (b)	15,121		15,121		3,208		3,208

Net gains related to derivatives not designated as hedging instruments	2,685		2,685		37,401		37,401
Net gains (losses) on derivatives and hedging activities	$746,778	$(744,611)	$2,167		$(81,842)	$120,632	$38,790

(a)

As discussed in Note 1. reported amortization expenses of fair value basis of hedged advance that were modified have been reclassified in the three and nine months ended September 30, 2012 to conform to the classification adopted commencing in the fourth quarter of 2012. Prior to the fourth quarter of 2012, the amortization were reclassified as charges to Interest income from advances. The preferred reporting policy is to not reclassify the amortization to Interest income, rather to record the amortization as a Net realized and unrealized gains (losses) on derivatives and hedging activities.

(b)	Represents interest expense and income associated with swaps that did not qualify under hedge accounting rules and were included with derivatives gains and losses.
(c)

Out-of-period adjustments — Fair value net hedging losses of $12.1 million in the 3rd quarter 2013 were after recording a cumulative out-of-period negative adjustment of $17.2 million to correct overstated hedging gains in prior periods in 2013 and 2012. Fair value hedging gain of $2.2 million in the nine months ended September 30, 2013 includes an out-of-period negative adjustment of $5.0 million from 2012. A flaw in the design of a swap transaction input template introduced in late 2011 mapped a specific non-standard transaction term incorrectly to the Bank’s valuation system, causing erroneous valuation of call and put options in an interest rate swap with options. Net gains related to fair value hedges were over stated as follows - $0.3 million for the 3rd quarter of 2012; $4.7 million for the 4th quarter of 2012; $4.1 million for the 1st quarter of 2013, and $8.1 million for the 2nd quarter of 2013.

Cash Flow Hedges

	Three months ended September 30,
	2013				2012
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$261	Interest Expense	$780	$46	$(113)	Interest Expense	$1,058	$—
Consolidated obligations-discount notes (b)	1,175	Interest Expense	—	—	(10,585)	Interest Expense	—	—
	$1,436		$780	$46	$(10,698)		$1,058	$—

	Nine months ended September 30,
	2013				2012
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$600	Interest Expense	$2,642	$(1)	$(2,095)	Interest Expense	$3,272	$(214)
Consolidated obligations-discount notes (b)	74,874	Interest Expense	—	—	(36,076)	Interest Expense	—	—
	$75,474		$2,642	$(1)	$(38,171)		$3,272	$(214)

(a) Hedges of anticipated issuance of debt - The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months.  At September 30, 2013 the Bank had open contracts of $31.5 millions of swaps to hedge the anticipated issuances of debt.  The fair values of the open contracts recorded in AOCI was an unrealized loss of $0.9 million at September 30, 2013.  There were no open contracts at December 31, 2012.  The amounts in AOCI from closed cash flow hedges representing net unrecognized losses were $9.1 million and $12.3 million at September 30, 2013 and December 31, 2012.  At September 30, 2013, it is expected that over the next 12 months, $2.9 million of the unrecognized losses in AOCI will be recognized as a yield adjustment (expenses) to consolidated bond interest expense.

(b) Hedges of discount notes in rolling issuances — At September 30, 2013 and December 31, 2012, $1.3 billion and $1.1 billion of notional amounts of the interest rate swaps were outstanding under this program.  Net unrealized fair values losses of $49.9 million and $124.8 million were recorded in AOCI at those dates.  The cash flow hedges mitigated exposure to the variability in future cash flows for a maximum period of 15 years.  Rising long-term swap rates at September 30, 2013, relative to December 31, 2012, caused fair value losses to decline.  The FHLBNY’s cash payments are fixed, and in return it receives LIBOR-indexed floating rate cash flows; in a rising rate environment, the amount of forecasted cash flows that it would potentially receive grow larger effectively reducing unrealized losses.

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

Note 17.                                                  Fair Values of Financial Instruments.

The fair value amounts recorded on the Statements of Condition or presented in the note disclosures have been determined by the FHLBNY using available market information and best judgment of appropriate valuation methods.  These values do not represent an estimate of the overall market value of the FHLBNY as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2013
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$11,520,885	$11,520,885	$11,520,885	$—	$—	$—
Federal funds sold	4,878,000	4,877,996	—	4,877,996	—	—
Available-for-sale-securities	1,689,241	1,689,241	10,039	1,679,202	—	—
Held-to-maturity securities	12,002,497	12,126,236	—	10,961,322	1,164,914	—
Advances	89,121,435	89,030,966	—	89,030,966	—	—
Mortgage loans held-for-portfolio, net	1,932,855	1,939,187	—	1,939,187	—	—
Accrued interest receivable	171,895	171,895	—	171,895	—	—
Derivative assets	43,536	43,536	—	673,450	—	(629,914)
Other financial assets	1,621	1,621	—	510	1,111	—

Liabilities
Deposits	1,590,933	1,590,950	—	1,590,950	—	—
Consolidated obligations
Bonds	70,361,388	70,062,162	—	70,062,162	—	—
Discount notes	42,262,116	42,264,081	—	42,264,081	—	—
Mandatorily redeemable capital stock	23,618	23,618	23,618	—	—	—
Accrued interest payable	143,900	143,900	—	143,900	—	—
Derivative liabilities	388,320	388,320	—	2,719,663	—	(2,331,343)
Other financial liabilities	93,046	93,046	93,046	—	—	—

	December 31, 2012
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$7,553,188	$7,553,188	$7,553,188	$—	$—	$—
Federal funds sold	4,091,000	4,091,010	—	4,091,010	—	—
Available-for-sale-securities	2,308,774	2,308,774	9,633	2,299,141	—	—
Held-to-maturity securities	11,058,764	11,456,556	—	10,202,124	1,254,432	—
Advances	75,888,001	75,880,070	—	75,880,070	—	—
Mortgage loans held-for-portfolio, net	1,842,816	1,931,437	—	1,931,437	—	—
Accrued interest receivable	179,044	179,044	—	179,044	—	—
Derivative assets	41,894	41,894	—	966,532	—	(924,638)
Other financial assets	533	533	—	364	169	—

Liabilities
Deposits	2,054,511	2,054,523	—	2,054,523	—	—
Consolidated obligations
Bonds	64,784,321	64,942,869	—	64,942,869	—	—
Discount notes	29,779,947	29,781,720	—	29,781,720	—	—
Mandatorily redeemable capital stock	23,143	23,143	23,143	—	—	—
Accrued interest payable	127,664	127,664	—	127,664	—	—
Derivative liabilities	426,788	426,788	—	3,890,295	—	(3,463,507)
Other financial liabilities	85,079	85,079	85,079	—	—	—

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

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors including, for example, the characteristics peculiar to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised by the FHLBNY in determining fair value is greatest for instruments categorized as Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the Bank’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  Certain held-to-maturity private-label MBS were deemed OTTI at December 31, 2012 (none at September 30, 2013, or at any time in 2013) and were written down to their fair values, so that their carrying values recorded in the balance sheet equaled their fair values, which were classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.

Housing finance agency bonds - The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.  Because of the current lack of significant market activity, their fair values were categorized within Level 3 of the fair value hierarchy as inputs into vendor pricing models may not be market based and observable.

Advances — The fair values of advances are computed using standard option valuation models.  The most significant inputs to the valuation model are (1) consolidated obligation debt curve (“CO Curve”), published by the Office of Finance and available to the public, and (2) LIBOR swap curves and volatilities.  The Bank considers both these inputs to be market based and observable as they can be directly corroborated by market participants.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at September 30, 2013 and at December 31, 2012.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10 percent, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

Qualifying Loans — The FHLBNY believes that a market participant is an entity that would buy qualifying mortgage loans for the purpose of securitization and subsequent resale as a security.  Other government-sponsored enterprises (“GSEs”), specifically Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), conduct the majority of such activity in the United States, but there are other commercial banks and financial institutions that periodically conduct business in this market.  Therefore, the FHLBNY has identified market participants for qualifying loans to include (1) all GSEs, and (2) other commercial banks and financial institutions that are independent of the FHLBank System.

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

B.  Fair Value at Initial Recognition — MPF Loans

The FHLBNY believes that the transaction price (entry price) may differ from the fair value (exit price) at initial recognition because it is determined using a different method than subsequent fair value measurements.  However, because mortgage loans are not measured at fair value in the balance sheet, day one gains and losses would not be applicable.  Additionally, all mortgage loans were performing at the time of origination.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives are traded in the over-the-counter market.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2013 and December 31, 2012.

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

OIS adoption — Beginning with December 31, 2012 and at September 30, 2013, the FHLBNY has incorporated overnight indexed swap (“OIS”) curves as fair value measurement inputs for the valuation of its derivatives, as the OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives.  The FHLBNY believes using relevant OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives.  The OIS curve (Federal funds curve) was an additional input incorporated into the valuation model.  The input for the federal funds curve is obtained from industry standard pricing vendors and the input is available and observable over its entire term structure.  Management considers the federal funds curve to be a Level 2 input.  The FHLBNY’s valuation model utilizes industry standard OIS methodology.  The model generates forecasted cash flows using the OIS calibrated 3-month LIBOR curve.  The model then discounts the cash flows by the OIS curve to generate fair values.  Previously, the FHLBNY used the 3-month London Interbank Offered Rate (“LIBOR”) curve as the relevant benchmark curve for its derivatives and as the discounting rate for these collateralized interest-rate related derivatives.  The impact of the adoption of OIS on the FHLBNY’s financial position, results of operations and cash flows was not material.

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

The valuation of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and would also take into account the FHLBNY’s own credit standing and non-performance risk.  The Bank has collateral agreements with all its derivative counterparties and enforces collateral exchanges at least weekly.  The computed fair values of the FHLBNY’s derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The Bank and each of its derivative counterparties have bilateral collateral thresholds that take into account both the Bank and counterparty’s credit ratings.  As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2013 and December 31, 2012.

Control processes — The FHLBNY employs control processes to validate the fair value of its financial instruments, including those derived from valuation models.  These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible.  In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.  These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by specialists with relevant expertise who are independent from the trading desks or personnel who were involved in the design and selection of model inputs.  Additionally, groups that are independent from the trading desk, or personnel involved in the design and selection of model inputs participate in the review and validation of the fair values generated from the valuation model.  The FHLBNY maintains an ongoing review of its valuation models and has a formal model validation policy in addition to procedures for the approval and control of data inputs.  As discussed in Note 16. Derivatives and Hedging Activities, the FHLBNY identified an error in the valuation of put and call options in certain cancellable swaps.  The FHLBNY has traced the error to a flaw in the design of a template that was created in 2012 to make swap data input to be more efficient, in preparation of the roll-out of cleared derivatives under the Dodd-Frank Act.  The FHLBNY has concluded that the valuation model is performing to industry standards and its valuation capabilities remain robust and dependable.  The FHLBNY assessed the materiality of the errors and has concluded that the errors were not material to its financial position, results of operations and cash flows.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at September 30, 2013 and December 31, 2012, by level within the fair value hierarchy.  The

FHLBNY measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,679,202	$—	$1,679,202	$—	$—
Equity and bond funds	10,039	10,039	—	—	—
Advances (to the extent FVO is elected)	17,707,659	—	17,707,659	—	—
Derivative assets(a)
Interest-rate derivatives	43,372	—	673,286	—	(629,914)
Mortgage delivery commitments	164	—	164	—	—

Total recurring fair value measurement - assets	$19,440,436	$10,039	$20,060,311	$—	$(629,914)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(599,719)	$—	$(599,719)	$—	$—
Bonds (to the extent FVO is elected) (b)	(21,919,327)	—	(21,919,327)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(388,320)	—	(2,719,663)	—	2,331,343

Total recurring fair value measurement - liabilities	$(22,907,366)	$—	$(25,238,709)	$—	$2,331,343

	December 31, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$2,299,141	$—	$2,299,141	$—	$—
Equity and bond funds	9,633	9,633	—	—	—
Advances (to the extent FVO is elected)	500,502	—	500,502	—	—
Derivative assets(a)
Interest-rate derivatives	41,885	—	966,523	—	(924,638)
Mortgage delivery commitments	9	—	9	—	—

Total recurring fair value measurement - assets	$2,851,170	$9,633	$3,766,175	$—	$(924,638)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(1,948,987)	$—	$(1,948,987)	$—	$—
Bonds (to the extent FVO is elected) (b)	(12,740,883)	—	(12,740,883)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(426,747)	—	(3,890,254)	—	3,463,507
Mortgage delivery commitments	(41)	—	(41)	—	—

Total recurring fair value measurement - liabilities	$(15,116,658)	$—	$(18,580,165)	$—	$3,463,507

(a)	Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)	Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Nonrecurring Basis (in thousands):

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — Certain held-to-maturity investment securities were measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of other-than-temporary impairment.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that were determined to be credit impaired at December 31, 2012 (none at September 30, 2013), were recorded at their fair values in the Statements of Condition at that date.  For more information, see Note 5. Held-to-Maturity Securities.

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

Fair Value Option Disclosures

The fair value option (“FVO”) provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.  It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the statement of condition.  Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income.  Interest income and interest expense on advances and consolidated obligations at fair value are recognized solely on the contractual amount of interest due or unpaid.  Any transaction fees or costs are immediately recognized into non-interest income or non-interest expense.

The FHLBNY has elected the FVO for certain advances and certain consolidated obligations that either do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.  Additionally, advances will be considered by the FHLBNY for FVO if analysis indicates that changes in the fair values of the advance would be an offset to fair value volatility of debt elected under the FVO.

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the three and nine months ended September 30, 2013 and 2012.

The following tables summarize the activity related to financial instruments for which the Bank elected the fair value option (in thousands):

	Three months ended September 30,
	2013	2013	2012	2013	2012
	Advances (a)	Consolidated Bonds		Consolidated Discount Notes

Balance, beginning of the period	$11,702,541	$(19,310,729)	$(20,233,312)	$(963,072)	$(1,595,484)
New transactions elected for fair value option	6,000,000	(6,850,000)	—	—	(300,507)
Maturities and terminations	—	4,250,000	6,000,000	363,092	199,874
Net gains (losses) on financial instruments held	2,142	(7,276)	(8,331)	(334)	(1,068)
under fair value option
Change in accrued interest/unaccreted balance	2,976	(1,322)	(1,566)	595	(937)

Balance, end of the period	$17,707,659	$(21,919,327)	$(14,243,209)	$(599,719)	$(1,698,122)

	Nine months ended September 30,
	2013	2013	2012	2013	2012
	Advances (a)	Consolidated Bonds		Consolidated Discount Notes

Balance, beginning of the period	$500,502	$(12,740,883)	$(12,542,603)	$(1,948,987)	$(4,920,855)
New transactions elected for fair value option	17,200,000	(21,910,000)	(18,793,000)	(598,910)	(1,895,772)
Maturities and terminations		12,728,000	17,095,000	1,945,744	5,117,046
Net gains (losses) on financial instruments held	1,811	3,217	(63)	426	(32)
under fair value option
Change in accrued interest/unaccreted balance	5,346	339	(2,543)	2,008	1,491

Balance, end of the period	$17,707,659	$(21,919,327)	$(14,243,209)	$(599,719)	$(1,698,122)

(a)         No Advances were designated under the FVO for three and nine months ended September 30, 2012.

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances (a)	$14,334	$2,142	$16,476	$18,077	$1,811	$19,888

(a)             No Advances were designated under the FVO for three and nine months ended September 30, 2012.

	Three months ended September 30,
	2013			2012
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(7,335)	$(7,276)	$(14,611)	$(9,818)	$(8,331)	$(18,149)
Consolidated obligations-discount notes	(314)	(334)	(648)	(1,061)	(1,068)	(2,129)

	$(7,649)	$(7,610)	$(15,259)	$(10,879)	$(9,399)	$(20,278)

	Nine months ended September 30,
	2013			2012
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(20,047)	$3,217	$(16,830)	$(24,424)	$(63)	$(24,487)
Consolidated obligations-discount notes	(2,251)	426	(1,825)	(2,404)	(32)	(2,436)

	$(22,298)	$3,643	$(18,655)	$(26,828)	$(95)	$(26,923)

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	September 30, 2013			December 31, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances	$17,700,000	$17,707,659	$7,659	$500,000	$500,502	$502

Consolidated obligations-bonds	$21,910,000	$21,919,327	$9,327	$12,728,000	$12,740,883	$12,883
Consolidated obligations-discount notes	598,910	599,719	809	1,945,744	1,948,987	3,243
	$22,508,910	$22,519,046	$10,136	$14,673,744	$14,689,870	$16,126

Note 18.                                                  Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate was $0.7 trillion at September 30, 2013 and December 31, 2012.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were $8.0 billion and $6.6 billion as of September 30, 2013 and December 31, 2012, with original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit were recorded in Other liabilities, and were not significant as of September 30, 2013 and December 31, 2012.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $12.0 million and $25.2 million of mortgage loans at September 30, 2013 and December 31, 2012.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements under “Master Commitments” with its members in the MPF program to purchase mortgage loans in aggregate of $1.2 billion and $0.9 billion as of September 30, 2013 and December 31, 2012.

Future benefit payments — Pension stabilization in a bill passed in 2012, known as Moving Ahead for Progress in the 21st Century Act (“MAP-21”) allows companies to set their pension plan contributions using a rate based on high-quality bond yields averaged over 25 years.  Before MAP-21, the rule was two years using current rates.  Allowing plan sponsors to use the higher of the two averages under MAP-21 resulted in a lower pension liability, and lower minimum required contributions for plan years 2012 and 2013.  MAP-21 it is not a permanent relief as lower contributions are likely to mean higher contributions in the future.  Over time, the pension funding stabilization will result in higher contributions starting in 2014 as projected rates under the MAP-21 relief continue to decrease.

The FHLBNY expects to contribute an estimated $2.7 million over the next 12 months towards its Defined Benefit Plan, a multiemployer pension plan.  Pentegra Retirement Services, which operates the multiemployer pension plan has advised the FHLBNY that it projects the minimum required contribution for the FHLBNY will increase to $7.8 million with the plan period beginning July 1, 2014.  The projection is based on a number of assumptions, principally that the FHLBNY’s plan provisions will remain substantially unchanged, there will be no significant increase in underlying real interest rates and MAP-21 interest rates will decline next year by approximately 60 basis points.  As with all projections, actual minimum required contributions in future periods might differ from those projected at this time.

Derivative contracts — The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $1.7 billion and $2.5 billion in cash with derivative counterparties as pledged collateral at September 30, 2013 and December 31, 2012, and these amounts were reported as a deduction to Derivative liabilities.

Issuance of discount notes - The FHLBNY had committed to the issuance of $1.3 billion and $1.1 billion in consolidated obligation discount notes at September 30, 2013 and December 31, 2012, as part of cash flow hedging strategy, described as “Cash flow hedges of rolling issuances of discount notes”.  Further information is provided in Note 16. Derivatives and Hedging Activities.

Lease contracts — Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses, and these expenses were not material.  There has been no material change with respect to lease obligations that was previously disclosed in the Bank’s most recent Form 10-K filed on March 25, 2013.

The following table summarizes contractual obligations and contingencies as of September 30, 2013 (in thousands):

	September 30, 2013
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$42,867,425	$14,451,030	$4,465,860	$8,073,135	$69,857,450
Long-term debt obligations-interest payments (a)	192,090	163,827	77,498	183,315	616,730
Mandatorily redeemable capital stock (a)	4,081	226	16,528	2,783	23,618
Other liabilities (b)	111,133	4,235	4,727	50,859	170,954

Total contractual obligations	43,174,729	14,619,318	4,564,613	8,310,092	70,668,752

Other commitments
Standby letters of credit	7,775,821	183,847	18,684	3,861	7,982,213
Consolidated obligations-bonds/discount notes
traded not settled	859,000	—	—	—	859,000
Open delivery commitments (MPF)	11,989	—	—	—	11,989

Total other commitments	8,646,810	183,847	18,684	3,861	8,853,202

Total obligations and commitments	$51,821,539	$14,803,165	$4,583,297	$8,313,953	$79,521,954

(a) Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on the FHLBNY’s outstanding long-term debt as of September 30, 2013 to the contractual payment obligations on long-term debt for each of the periods disclosed in the table.  At September 30, 2013, the FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.88%.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Mandatorily redeemable capital stock is categorized by the dates at which the corresponding member obligations mature. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock, under which stock may not be redeemed until the later of five years from the date the member becomes a nonmember or the related advance matures.

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

Debt Assumptions and Transfers

Debt assumptions — The Bank did not assume debt from another FHLBank in the three and nine months ended September 30, 2013 and 2012.

Debt transfers — In the first quarter of 2013, the Bank transferred $25.0 million to another FHLBank at negotiated market rates that exceeded amortized cost by $3.9 million, which was charged to earnings in that period.  No debt was transferred to another FHLbank in the second and the third quarter of 2013, or in the three and nine months ended September 30, 2012.  When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Transactions are at market rates.  The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at September 30, 2013 was $37.1 million from inception of the program from mid-2004.  At December 31, 2012, the comparable number was $47.5 million.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  Fees paid to the FHLBank of Chicago were $0.2 million and $0.7 million for the three and nine months ended September 30, 2013, and $0.2 million and $0.6 million for the same periods in 2012.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

Notional amounts of $205.0 million and $265.0 million of interest rate swaps were outstanding at September 30, 2013 and December 31, 2012, and represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members with an offsetting purchased contracts with unrelated derivatives dealers.  Net fair value exposures of these transactions were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three and nine months ended September 30, 2013, the FHLBNY extended overnight loans for a total of $2.8 billion and $6.9 billion.  In the same periods in 2012, the FHLBNY extended overnight loans for a total of $0.3 billion and $1.0 billion to other FHLBanks.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three months ended September 30, 2013 and 2012, there was no borrowing from other FHLBanks.  There was no borrowing from other FHLBanks for the nine months ended September 30, 2013.  In the nine months ended September 30, 2012, the FHLBNY borrowed one overnight loan for a total of $50.0 million from a FHLBank.

The following tables summarize outstanding balances with related parties at September 30, 2013 and December 31, 2012, and transactions for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2013		December 31, 2012
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$11,520,885	$—	$7,553,188
Federal funds sold	—	4,878,000	—	4,091,000
Available-for-sale securities	—	1,689,241	—	2,308,774
Held-to-maturity securities	—	12,002,497	—	11,058,764
Advances	89,121,435	—	75,888,001	—
Mortgage loans (a)	—	1,932,855	—	1,842,816
Accrued interest receivable	141,295	30,600	150,907	28,137
Premises, software, and equipment	—	12,031	—	11,576
Derivative assets (b)	—	43,536	—	41,894
Other assets (c)	438	13,326	150	13,593

Total assets	$89,263,168	$32,122,971	$76,039,058	$26,949,742

Liabilities and capital
Deposits	$1,590,933	$—	$2,054,511	$—
Consolidated obligations	—	112,623,504	—	94,564,268
Mandatorily redeemable capital stock	23,618	—	23,143	—
Accrued interest payable	31	143,869	25	127,639
Affordable Housing Program (d)	119,786	—	134,942	—
Derivative liabilities (b)	—	388,320	—	426,788
Other liabilities (e)	93,046	77,908	85,079	80,576

Total liabilities	1,827,414	113,233,601	2,297,700	95,199,271

Total capital	6,325,124	—	5,491,829	—

Total liabilities and capital	$8,152,538	$113,233,601	$7,789,529	$95,199,271

(a)	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.
(b)

Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were at market terms and in the ordinary course of the FHLBNY’s business — At September 30, 2013, notional amounts outstanding were $5.6 billion, net fair value after posting $93.0 million cash collateral was a net derivative liability of $26.6 million.  At December 31, 2012, notional amounts outstanding were $3.5 billion; net fair value after posting $124.7 million cash collateral was a net derivative liability of $25.2 million. The derivative transaction with Citibank, N.A. resulted in interest expense of $9.9 million and $28.8 million in the three and nine months ended September 30, 2013. Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)	Includes insignificant amounts of miscellaneous assets that are considered related party.
(d)	Represents funds not yet disbursed to eligible programs.
(e)	Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party:  Income and Expense transactions

	Three months ended
	September 30, 2013		September 30, 2012
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$113,623	$—	$133,412	$—
Interest-bearing deposits (a)	—	313	—	971
Federal funds sold	—	2,335	—	4,272
Available-for-sale securities	—	3,887	—	5,731
Held-to-maturity securities	—	60,335	—	68,309
Mortgage loans held-for-portfolio (b)	—	17,026	—	16,461
Loans to other FHLBanks	5	—	1	—

Total interest income	$113,628	$83,896	$133,413	$95,744

Interest expense
Consolidated obligations	$—	$91,177	$—	$111,109
Deposits	134	—	150	—
Mandatorily redeemable capital stock	250	—	398	—
Cash collateral held and other borrowings	—	—	—	4

Total interest expense	$384	$91,177	$548	$111,113

Service fees and other	$2,101	$413	$2,050	$583

	Nine months ended
	September 30, 2013		September 30, 2012
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$324,396	$—	$405,069	$—
Interest-bearing deposits (a)	—	1,712	—	2,593
Federal funds sold	—	9,731	—	11,075
Available-for-sale securities	—	12,998	—	18,503
Held-to-maturity securities	—	178,509	—	207,244
Mortgage loans held-for-portfolio (b)	—	50,832	—	48,626
Loans to other FHLBanks	23	—	3	—

Total interest income	$324,419	$253,782	$405,072	$288,041

Interest expense
Consolidated obligations	$—	$272,837	$—	$331,282
Deposits	445	—	572	—
Mandatorily redeemable capital stock	732	—	1,572	—
Cash collateral held and other borrowings	—	4	—	28

Total interest expense	$1,177	$272,841	$2,144	$331,310

Service fees and other	$6,789	$664	$5,867	$821

(a)

Includes insignificant amounts of interest income from MPF service provider (FHLBank of Chicago); includes insignificant amounts of derivative transaction with Citibank, N.A. (a member of the FHLBNY) due to posting of cash collateral with respect to derivative contracts in which Citibank acted as a swap dealer.

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

The top ten advance holders at September 30, 2013, December 31, 2012 and September 30, 2012 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2013
				Percentage of
			Par	Total Par Value	Interest Income
	City	State	Advances	of Advances	Three Months	Nine Months

Citibank, N.A.	New York	NY	$21,700,000	25.01%	$21,619	$42,344
Metropolitan Life Insurance Company	New York	NY	12,770,000	14.72	55,970	184,500
New York Community Bank*	Westbury	NY	10,193,134	11.75	61,535	181,218
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	6.94	72,988	216,585
First Niagara Bank, National Association	Buffalo	NY	3,600,000	4.15	3,858	9,908
Investors Bank	Short Hills	NJ	3,591,000	4.14	14,535	43,851
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,476,000	2.85	11,849	39,196
The Prudential Insurance Co. of America	Newark	NJ	2,325,000	2.68	11,653	34,992
Valley National Bank	Wayne	NJ	2,074,500	2.39	20,480	60,777
Signature Bank	New York	NY	1,820,313	2.10	2,153	4,803
Total			$66,574,947	76.73%	$276,640	$818,174

* At September 30, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

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

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of September 30, 2013 and December 31, 2012 (shares in thousands):

		Number	Percent
	September 30, 2013	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	13,627	24.75
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,997	12.71
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	5,201	9.45
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,471	6.30

		29,296	53.21%

		Number	Percent
	December 31, 2012	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock

Citibank, N.A.	399 Park Avenue, New York, NY 10043	9,166	19.02%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,347	15.24
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,337	9.00
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,565	7.39

		24,415	50.65%

* At September 30, 2013 and December 31, 2012, officer of member bank also served on the Board of Directors of the FHLBNY.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1 - 1.15	Result of Operations	56 - 68
2.1	Assessments	68
3.1 - 3.3	Financial Condition	69 - 70
4.1 - 4.11	Advances	71 - 75
5.1 - 5.11	Investments	76 - 81
6.1 - 6.6	Mortgage Loans	82 - 84
7.1 - 7.10	Consolidated Obligations	85 - 87
7.11	FHLBNY Ratings	88
8.1 - 8.3	Capital	88 - 89
9.1 - 9.7	Derivatives	90 - 93
10.1 - 10.4	Liquidity	94 - 96

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

Financial performance of the Federal Home Loan Bank of New York

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions, except per share data)	2013	2012	Change	2013	2012	Change

Net interest income before provision for credit losses	$106	$117	$(11)	$304	$360	$(56)
Provision for credit losses on mortgage loans	—	—	—	—	1	(1)

Net OTTI impairment losses	—	—	—	—	(2)	2
Other non-interest (loss) income	(15)	3	(18)	6	22	(16)
Total other (loss) income	(15)	3	(18)	6	20	(14)
Operating expenses	7	6	1	21	20	1
Compensation and benefits	13	13	—	40	40	—
Net income	$61	$88	$(27)	$216	$277	$(61)
Earnings per share	$1.15	$1.81	$(0.66)	$4.43	$5.99	$(1.56)
Dividend per share	$0.99	$1.12	$(0.13)	$3.11	$3.50	$(0.39)

2013 Third Quarter Highlights

Results of Operations

We reported 2013 third quarter Net income of $61.3 million, or $1.15 per share, compared with 2012 third quarter Net income of $88.4 million, or $1.81 per share.  The return on average equity, which is Net income divided by average Capital stock, Retained earnings and AOCI, was 3.95% in the current year period, compared with 6.42% in the same period in the prior year.  The third quarter results include a negative adjustment of $17.2 million to correct overstated net gains on derivatives and hedging activities in the third and fourth quarter of 2012 and the first and second quarter of 2013.  The correction had a negative impact of $15.5 million (net after AHP Assessments) on Net income for the three months ended September 30, 2013, and had no impact on Net interest income or net interest margin.  The FHLBNY has assessed the correction due to valuations error on certain derivatives in the periods discussed above, and has concluded the adjustments to be not material to its financial position, results of operations and cash flows.  For more information, see Components of net gains/(losses) on derivatives and hedging activities, in Note 16.  Derivatives and Hedging Activities.

Net income for the first nine months of 2013 was $215.8 million, or $4.43 per share, compared with $276.9 million, or $5.99 per share, in the same period in 2012.  The return on average equity was 5.12% in the first nine months of 2013, compared with 7.09% in the same period in 2012.  Net income as reported for the nine months ended September 30, 2013, included an out-of- period adjustment of $5.0 million to correct for overstated hedging gains in

2012.  The adjustment had a negative impact of $4.5 million (net after AHP Assessments) on Net income for the nine months ended September 30, 2013.

The following summarizes the primary changes to Net Income 2013 third quarter versus 2012 third quarter:

•                  Net interest income (before provision for credit losses) in the current year quarter was $106.0 million, compared to $117.5 million in the prior year quarter.  Lower yields from interest earning assets in the current year quarter had a negative impact of $18.7 million.  Average earning assets grew $8.8 billion in the current year quarter, making a favorable contribution of $7.2 million.  For more information, see Table 1.8 Spread and Yield Analysis, and Table 1.10 Rate and Volume Analysis.

•                  The decline was primarily due to lower yields from advances and lower volume and yields from investments.  Advance yields were lower as higher yielding advances have been prepaid, and were either not replaced or replaced by floating-rate advances that reset at intervals of 3-months or less at the prevailing short-term LIBOR that has continued to decline in 2013.  Higher yielding advances, which are generally long-term fixed rate advances are typically swapped to the 3-month LIBOR, and as a result of the low LIBOR, the effective “after swap yields” have also declined.

•                  Higher-yielding investments in MBS have been paying down.  Fixed-rate MBS acquired to replace pay downs were at lower coupons.  The U.S. Treasury has continued to purchase GSE-issued MBS, putting upward pressure on pricing and causing yields to fall.  Floating-rate MBS, primarily indexed to short-term LIBOR, have yielded lower coupons as the 3-month LIBOR continues to hover at very low levels.

•                  Funding costs have also declined as would be expected in a declining interest rate environment, but have not paralleled the lower yields from interest earning assets.  The low 3-month LIBOR has left little room for hedging fixed rate debt to a sub-LIBOR spread, and the effective “swapped out” cost of funds have not declined as would be expected to reflect the credit standing of FHLBank debt.  In instances, we have chosen to synthetically create relatively more expensive long-term fixed rate funds to hedge long term investments in securities and long-term mortgage loans.

•                  Other income (loss) was a net loss of $15.0 million in the 2013 third quarter versus a net gain of $3.1 million in the same period in 2012.  As discussed previously, the loss in the 2013 period was primarily due to a negative adjustment of $17.2 million made in the 2013 third quarter to correct for hedging gains that had been overstated in prior periods.

•                  Compensation and benefits expenses were $13.2 million in the 2013 third quarter, slightly up from $12.7 million from the prior year period.  Operating expenses were $6.7 million in the 2013 third quarter, slightly higher than $6.0 million in the prior year period due to higher expenses related to computer service agreements and contractual services.

•                  Assessments set aside from Net income towards the Affordable Housing Program (“AHP”) were $6.9 million in the 2013 third quarter, compared to $9.9 million in the prior year period.  AHP assessments are a fixed percentage of income before such assessments.

Three cash dividends totaling $3.11 per share of capital stock were paid to stockholders in the first nine months of 2013.  Three cash dividends totaling $3.50 per share of capital stock were paid in the prior year period.

Financial Condition

Total assets have been steadily growing in the second and third quarters of 2013, after a decline in the first quarter of 2013.  Total assets grew to $121.4 billion at September 30, 2013, up from $117.1 billion at June 30, 2013, $101.9 billion at March 31, 2013 and $103.0 billion at December 31, 2012.   Our mission is to support the liquidity needs of our members.  To meet this mission, our strategy is to keep our balance sheet generally in line with the rise and fall of amounts borrowed by members in the form of advances.  At September 30, 2013, total Advances to members as a percentage of total assets was 73.4%, relatively in the same range as 72.3% at June 30, 2013, 70.4% at March 31, 2013, and 73.7% at December 31, 2012.

One member’s outstanding borrowing stood at $21.7 billion at September 30, 2013; $8.5 billion is expected to mature within six months; $6.5 billion within one year, and $5.8 billion within two years.  We are unable to predict with certainty if the borrowings will be rolled-over at their maturities.  The aggregate amount borrowed by the member was $20.2 billion at June 30, 2013, up from $10.7 billion at March 31, 2013 and $12.1 billion at December 31, 2012.  Amounts outstanding are floating rate LIBOR-indexed advances.

Primarily due to the borrowing activities of the large member, advance balances increased to $89.1 billion at September 30, 2013, significantly up from $75.9 billion at December 31, 2012.  Also, see concentration information presented in Note 20.  Segment Information and Concentration, including a discussion of a pending merger between two member institutions, which is expected to result in the prepayment of advances borrowed by Hudson City, a member and the potential merged institution.  The amount outstanding to Hudson City was $6.0 billion at September 30, 2013.  The timing of the prepayment is uncertain.  The merger is expected in the first quarter of 2014.

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

Liquidity in the form of overnight Federal funds sold has continued to be significant, allowing us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.   Federal funds sold averaged

$14.9 billion and $13.9 billion in the three and nine months ended September 30, 2013.  See Table 5.10 for more information.

Our capital remains strong.  At September 30, 2013, actual risk-based capital was $6.5 billion, compared to required risk-based capital of $0.6 billion.  To support $121.4 billion of total assets at September 30, 2013, the required minimum regulatory capital was $4.9 billion, or 4.0% of assets.  Our actual regulatory capital was $6.5 billion, exceeding required capital by $1.6 billion.  To strengthen our financial position, we are continuing to increase retained earnings.  Unrestricted Retained earnings have grown to $823.9 million as of September 30, 2013, up from $797.6 million at December 31, 2012.  Restricted retained earnings have grown to $139.5 million at September 30, 2013, up from $96.2 million at December 31, 2012.  Shareholder’s equity has also benefited from the decline in losses in AOCI, which was a loss of $120.9 million at September 30, 2013, compared to a loss of $199.4 million at December 31, 2012.  The AOCI losses are unrealized, and largely represent adverse changes in the fair values of interest rate swaps designated as cash flow hedges of several discount note issuance programs that create long-term fixed-rate funding.  Losses in AOCI also include liabilities not recognized for unfunded employee benefit retirement plans.  AOCI losses were partly offset by unrealized fair value gains on GSE issued mortgage-backed securities designated as available-for-sale.  For more information, see Note 13. Total Comprehensive Income.

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

•                  Investments in the held-to-maturity portfolio at September 30, 2013 totaled $12.0 billion, comprised of $10.9 billion of GSE and agency issued MBS, $420.1 million of private-label MBS, and $727.9 million of bonds issued by housing finance agencies.  We have not acquired any private-label mortgage-backed security since 2006.  At December 31, 2012, investments designated as held-to-maturity totaled $11.1 billion and the composition of the portfolio was almost the same as of September 30, 2013.

•                  Investments designated as available-for-sale securities totaling $1.7 billion at September 30, 2013 were almost exclusively comprised of GSE issued securities.  The comparable balance was $2.3 billion at December 31, 2012.  No acquisitions were made in the three quarters in 2013, as market pricing did not meet our risk/reward preferences, and the portfolio declined in line with contractual paydowns.

•                  Market pricing of GSE-issued investment securities has continued to improve as liquidity has gradually returned to the market and fair values generally generated unrealized gains in each of the three quarters in 2013, and at December 31, 2012.  Fair values of private-label MBS has also improved, and only a small percentage of the portfolio was exhibiting fair value losses.  Our view continues to be that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs to the pricing may not be market based and observable.

•                  Investments in housing finance agency obligations had gross unrealized losses totaling $55.4 million and $56.0 million at September 30, 2013 and December 31, 2012.  The unrealized losses were in a continuous loss position for periods of 12 months or longer at those dates.  We have analyzed the fair values of the bonds, and have concluded that the gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost, and we expect to recover the entire amortized cost basis of these securities.

•                  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production.  Growth has been steady and moderate.  Outstanding balances of loans under this program increased by $98.9 million to $1.9 billion during the nine months ended September 30, 2013.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — Outlook is for lower earnings in 2013 relative to 2012, as we believe interest margin will continue to be under pressure.  Balance sheet growth due to growth in advance balances is likely to be positive for our earnings, but we still expect 2013 earnings to remain below net income for 2012.

We do not expect short-term rates, including LIBOR, to rise significantly, and if the low LIBOR continues, it will create pressure on our interest income and interest margins.  Higher yielding advances, which are generally long-term fixed rate advances are typically swapped to the 3-month LIBOR, and as a result of the low LIBOR, the effective “after swap yields” have also declined.  A low LIBOR also tends to cause FHLBank issued debt to be issued at narrow spreads to LIBOR, effectively driving up the cost of funds for FHLBanks, including the FHLBNY.  In a swap of the FHLBank debt, the swap counterparty is paid a LIBOR minus a spread; in return, the swap dealer is paid the fixed rate associated with the debt.  When the 3-month LIBOR is very low, there is very little room for the sub-LIBOR spread to widen in line with the credit quality differential between LIBOR and FHLBank issued debt.

The FRB’s recent signal for the continuation of an accommodative policy has caused short-term rates to decline further, and as discussed previously, it could negatively impact our funding costs.  In addition, if the FRB continues its policy to purchase additional GSE issued mortgage-backed securities “until the outlook for the labor market improves”, that could result in MBS pricing that may not meet our risk-reward MBS acquisition criteria, and would impact future earnings, as investments in MBS, while being mission consistent, also supplement our earnings from advances.

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

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2013	2013	2013	2012	2012

Investments (a)	$18,569	$24,275	$23,386	$17,459	$24,340
Advances	89,121	84,702	71,723	75,888	77,864
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	1,933	1,928	1,885	1,843	1,748
Total assets	121,386	117,073	101,923	102,989	107,130
Deposits and borrowings	1,591	1,696	2,118	2,054	1,806
Consolidated obligations, net
Bonds	70,361	64,538	61,014	64,784	65,136
Discount notes	42,262	43,887	32,555	29,780	33,718
Total consolidated obligations	112,623	108,425	93,569	94,564	98,854
Mandatorily redeemable capital stock	24	25	26	23	20
AHP liability	120	122	129	135	136
Capital
Capital stock	5,483	5,279	4,627	4,797	4,870
Retained earnings
Unrestricted	824	822	801	798	786
Restricted	139	127	110	96	79
Total retained earnings	963	949	911	894	865
Accumulated other comprehensive loss	(121)	(120)	(180)	(199)	(208)
Total capital	6,325	6,108	5,358	5,492	5,527
Equity to asset ratio (c)	5.21%	5.22%	5.26%	5.33%	5.16%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2013	2013	2013	2012	2012	2013	2012

Investments (a)	$28,146	$26,589	$26,653	$24,550	$26,733	$27,135	$25,505
Advances	85,552	73,789	72,850	73,148	77,309	77,443	72,576
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,938	1,913	1,864	1,802	1,690	1,905	1,564
Total assets	118,559	105,222	104,489	103,046	108,839	109,475	102,745
Interest-bearing deposits and other borrowings	1,534	1,680	1,851	1,960	1,745	1,687	2,342
Consolidated obligations, net
Bonds	66,275	61,067	64,101	65,135	68,472	63,823	65,754
Discount notes	42,058	33,867	29,869	26,978	29,474	35,309	25,822
Total consolidated obligations	108,333	94,934	93,970	92,113	97,946	99,132	91,576
Mandatorily redeemable capital stock	25	26	23	24	35	24	42
AHP liability	121	125	131	134	133	126	130
Capital
Capital stock	5,324	4,754	4,671	4,661	4,858	4,869	4,625
Retained earnings
Unrestricted	821	794	794	781	766	803	742
Restricted	133	115	101	85	68	117	49
Total retained earnings	954	909	895	866	834	920	791
Accumulated other comprehensive loss	(112)	(175)	(188)	(207)	(212)	(158)	(198)
Total capital	6,166	5,488	5,378	5,320	5,480	5,631	5,218

Note — Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Nine months ended
(except earnings and dividends per	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
share, and headcount)	2013	2013	2013	2012	2012	2013	2012
Net income	$61	$85	$70	$85	$88	$216	$277
Net interest income (d)	106	95	103	108	117	304	360
Dividends paid in cash (e)	47	46	53	55	51	146	158
AHP expense	7	9	8	9	10	24	31
Return on average equity (f)(g)	3.95%	6.18%	5.28%	6.27%	6.42%	5.12%	7.09%
Return on average assets (g)	0.21%	0.32%	0.27%	0.32%	0.32%	0.26%	0.36%
Net OTTI impairment losses	—	—	—	—	—	—	(2)
Other non-interest (loss) income	(15)	22	(1)	12	3	6	22
Total other (loss) income	(15)	22	(1)	12	3	6	20
Operating expenses (h)	20	20	21	22	19	61	60
Finance Agency and Office of Finance expenses	3	3	3	4	3	9	10
Total other expenses	23	23	24	26	22	70	70
Operating expenses ratio (i)(g)	0.07%	0.08%	0.08%	0.08%	0.07%	0.07%	0.08%
Earnings per share	$1.15	$1.78	$1.50	$1.79	$1.81	$4.43	$5.99
Dividend per share	$0.99	$0.99	$1.13	$1.13	$1.12	$3.11	$3.50
Headcount (Full/part time)	266	271	272	272	276	266	276

(a)

Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, Federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $6.3 million, $6.4 million, $6.7 million, $7.0 million, and $6.9 million at the periods ended September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended September 30, 2013 and 2012.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 in the audited financial statements included in our most recent Form 10-K filed on March 25, 2013.

Net Income

Interest income from advances is the principal source of revenue.  Other sources of revenue are interest income from investment securities, mortgage loans in the MPF portfolio, and short-term funds invested in Federal funds sold. The primary expense is interest paid on consolidated obligations debt.  Other expenses are Compensation and benefits, Operating expenses, and Assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchases, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 1.1:               Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Total interest income	$197,524	$229,157	$578,201	$693,113
Total interest expense	91,561	111,661	274,018	333,454
Net interest income before provision for credit losses	105,963	117,496	304,183	359,659
(Reversal)/Provision for credit losses on mortgage loans	(151)	234	54	893
Net interest income after provision for credit losses	106,114	117,262	304,129	358,766
Total other (loss) income	(15,046)	3,098	6,161	19,592
Total other expenses	22,812	22,049	70,332	70,564
Income before assessments	68,256	98,311	239,958	307,794
Total assessments	6,920	9,870	24,138	30,936
Net income	$61,336	$88,441	$215,820	$276,858

Net Income — Third quarter 2013 vs. Third quarter 2012

In the 2013 third quarter, a correcting adjustment of $17.2 million was made for overstatement of Net gains on derivatives and hedging activities gains in the third and fourth quarter of 2012 and the first and second quarter of 2013.  The correction had a negative impact of $15.5 million (after AHP Assessments) on Net income for the three months ended September 30, 2013.

•                  2013 third quarter Net income was also lower than the same quarter in the prior year primarily due to lower Net interest income.  Primary drivers were change in advance product mix, and the low LIBOR, which negatively impacted margins.  The mix of advances borrowed by members has changed and a greater percentage is comprised of variable-rate advances which reset at intervals of 3-months or less at the then prevailing LIBOR.  As that rate has declined, the yields from those advances have declined.  The low LIBOR has also driven down the effective after swap yields for longer term fixed-rate advances which are typically hedged to create synthetic LIBOR indexed interest income.

•                  Other income (loss) was a net loss of $15.0 million in the 2013 third quarter versus a net gain of $3.1 million for same period in 2012.

•                  The impact of fair value changes from derivatives and hedging activities was a loss of $12.1 million in the 2013 third quarter, after recording negative adjustments of $17.2 million to correct prior period derivative valuation errors, as discussed previously.  In the same quarter in 2012, derivatives and hedging activities reported a gain of $15.0 million, which included $0.3 million of overstated gains.

•                  Financial instruments elected under the FVO reported a net loss of $5.5 million in the current year period, compared to a net loss of $9.4 million in the prior year period.  Fair value losses were driven primarily by declining market observable yields of equivalent tenor FHLBank debt.   Fair values of balance sheet debt move inversely to market observed yields.

•                  No debt was retired in the current year period, as we did not experience significant advance prepayments in the period; debt retired in the prior year period resulted in a charge of $4.5 million.  Typically debt retirement follows asset prepayment, and debt retirement re-aligns asset/liability mix.

•                  No OTTI was recorded in the 2013 third quarter versus an insignificant charge recorded in the 2012 third quarter.

•                  Service fee income was substantially unchanged period-over-period.

•                  Operating expenses, Compensation and benefits, and shared expenses paid for the Finance Agency and the Office of Finance were substantially unchanged quarter-over-quarter.

Net Income — Nine months ended September 30, 2013 vs. Nine months ended September 30, 2012

Net income (after AHP Assessments) for the nine months ended September 30, 2013 was reduced by $4.5 million (after AHP Assessments) due to the out-of-period adjustment for overstated hedging gains reported in 2012.

•                  2013 Net income was also lower compared to the same period in 2012 due to lower Net interest income.  Net interest margin from advances declined period-over-period.

•                  Other income (loss) was a net gain of $6.2 million in the 2013 period, compared to a net gain of $19.6 million in the 2012 period.

•                  The impact of fair value changes from derivatives and hedging activities in the 2013 period was a gain of $2.2 million, net of the negative out-of-period adjustment of $5.0 million to correct overstated hedging gains in 2012.

•                  The impact of fair value changes from derivatives and hedging activities in the 2012 period was a gain of $38.8 million, driven primarily by favorable fair value changes of standalone derivatives in economic hedges of debt.  Interest rate basis swaps were structured to pay 3-month LIBOR cash flows to swap dealers, and to receive federal funds indexed cash flows, and the 1-month LIBOR cash flows.  The swaps were economic hedges of floating rate debt with coupons other than the 3-month LIBOR.  Due to the narrowing of the spreads between the 3-month LIBOR and the two other indices, the swaps gained value.  Economic hedges also included pay floating rate (primarily 3-month LIBOR) and receive fixed-rate interest rate swaps in economic hedges of short and intermediate-term consolidated obligation bonds and discount notes, elected under the FVO.  The forward swap curve declined at September 30, 2012 for the short tenors of the swaps, resulting in favorable fair value gains on swaps in economic hedges.

•                  Instruments elected under the FVO reported a net gain of $5.5 million in the current year period, versus a net loss of $0.1 million in the prior year period.

•                  Debt retirement expenses were $8.9 million in the current year period, compared to $24.1 million in the prior year period.

•                  Service fee income was substantially unchanged period-over-period.

•                  Operating expenses, Compensation and benefits, and shared expenses paid for the Finance Agency and the Office of Finance were substantially unchanged period-over-period.

Analysis of Allowance for Credit Losses

•                  Mortgage loans held-for-portfolio — Charge-offs and allowances and changes period-over-period have not been material.  We evaluated impaired conventional mortgage loans on an individual loan-by-loan basis and compared the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans.   Collateral values of loans deemed to be impaired have stabilized in the New York and New Jersey sectors, and the low loan loss reserves are reflective of the stability in home prices in our residential loan markets.  FHA/VA (Insured mortgage loans) guaranteed loans were evaluated collectively for impairment, and no allowance was deemed necessary.

•                  Advances — Our credit risk from advances in all periods in this report was concentrated in commercial banks, savings institutions and insurance companies.   All advances were fully collateralized during their entire term.   In addition, borrowing members pledged their stock in the FHLBNY as additional collateral for advances.  We have not experienced any losses on credit extended to any member since the FHLBNY’s inception.  Based on the collateral held as security and prior repayment history, no allowance for losses was currently deemed necessary.

For discussions and analysis of principal components of Other Income, Other Expense and AHP Assessments for the 2013 periods vs. 2012 periods, see:

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.2:               Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change
Interest Income
Advances (a)	$113,623	$133,412	(14.83)%	$324,396	$405,069	(19.92)%
Interest-bearing deposits (b)	313	971	(67.77)	1,712	2,593	(33.98)
Federal funds sold (c)	2,335	4,272	(45.34)	9,731	11,075	(12.14)
Available-for-sale securities (d)	3,887	5,731	(32.18)	12,998	18,503	(29.75)
Held-to-maturity securities (d)	60,335	68,309	(11.67)	178,509	207,244	(13.87)
Mortgage loans held-for-portfolio (e)	17,026	16,461	3.43	50,832	48,626	4.54
Loans to other FHLBanks (e)	5	1	NM	23	3	NM

Total interest income	$197,524	$229,157	(13.80)%	$578,201	$693,113	(16.58)%

Accounting Changes (See Significant Accounting Policies and Estimates in Note 1 in the most recent Form 10-K filed on March 25, 2013.)  Beginning with the fourth quarter of 2012, the FHLBNY changed the method of presenting amortization of fair value hedge basis adjustments of modified advances.  The presentation of Interest Income from advances in the three and nine months ended September 30, 2012 was reclassified to conform to the classification adopted commencing in the fourth quarter of 2012.  The change in presentation increased Interest Income in the three and nine months ended September 30, 2012 by $30.1 million and $88.3 million, with a corresponding decrease in Net realized and unrealized gains (losses) from derivatives and hedging activities in Other income for the same period.  As this was a reclassification change in accounting presentation, Net income was not impacted in any periods.

(a)

Interest income from advances — Despite higher average advance balances in the current year periods, Interest income from advances was lower in the 2013 periods compared to the same periods in 2012 primarily due to lower coupons in the 2013 periods. Net yields from advances were 53 bps and 56 bps in the three and nine months ended September 30, 2013, lower by 16 bps and 19 bps period-over-period compared to 2012. As the portfolios of floating-rate advances or shorter term advances have grown, their coupons have re-priced to lower yields in parallel with declining short-term interest rates, specifically the 3-month and 1-month LIBOR. The low LIBOR has also had an adverse impact on yields from fixed-rate medium and long-term advances, which are typically swapped to the 3-month LIBOR, and as a result of the low LIBOR, the effective “after swap yields” have also declined. See Table 1.3 for a summary of the impact of fair value hedges on Interest income from advances.

(b)

Represents interest income from collateral posted to derivative counterparties — The overnight federal funds effective rate, which is the contractual coupon from cash collateral, has declined in line with the general decline in overnight and short-term rates.

(c)	Interest income from investments in overnight Federal funds - The overnight federal funds rate has declined in line with the general decline in overnight and short-term rates.
(d)

Interest income from investments — Overall yields from investments, primarily GSE issued mortgage-backed securities were 193 bps and 194 bps in the three and nine months ended September 30, 2013, well below yields earned in the same periods in 2012 (see Table 1.9 Spread and Yield Analysis). Yields earned from investments in MBS have been declining as vintage fixed-rate MBS, with higher coupons, have paid down; they have been replaced by lower yielding fixed-rate bonds. Floating rate MBS generally indexed to a spread over LIBOR have yielded lower interest income in parallel with declining LIBOR. The Federal Reserve’s quantitative easing programs have pushed yields down and prices up for new acquisitions, as the FRB is committed to purchasing large quantities of agency MBS at a time when supply is stable to lower.

(e)

Interest income from mortgage loans — Interest income from MPF loans have increased due to increased volume of loans, although yields were lower in the three and nine months ended September 30, 2013, relative to the same periods in 2012.

Impact of hedging advances

We have executed interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and typically all of our putable advances, effectively converting a fixed-rate stream of cash flows from fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR.   The cash flow patterns achieved our interest rate risk management practices of synthetically converting much of our fixed-rate interest exposures to a LIBOR exposure.

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.3:               Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$368,764	$431,201	$1,108,856	$1,317,937
Net interest adjustment from interest rate swaps (a)	(255,141)	(297,789)	(784,460)	(912,868)
Total Advance interest income reported	$113,623	$133,412	$324,396	$405,069

(a)

Two primary factors have contributed to lower amounts of net interest paid to swap counterparties in the derivative hedging transactions. In the low interest rate environment, the spread between the fixed-rate payments made to swap counterparties and the 3-month LIBOR received from swap counterparties, has narrowed, effectively driving down the net payments to swap counterparties.

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

Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense.  Reported Interest Expense is net of the impact of hedge strategies, the primary strategy being Fair Value hedge strategy that creates LIBOR-indexed funding, and to a lesser extent the Cash Flow hedge strategy that creates long-term fixed-rate funding to lock in future net interest margin. The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.4:               Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change
Interest Expense
Consolidated obligations-bonds (a)	$73,557	$94,110	21.84%	$221,129	$291,344	24.10%
Consolidated obligations-discount notes (a)	17,620	16,999	(3.65)	51,708	39,938	(29.47)
Deposits	134	150	10.67	445	572	22.20
Mandatorily redeemable capital stock (b)	250	398	37.19	732	1,572	53.44
Cash collateral held and other borrowings	—	4	NM	4	28	85.71

Total interest expense	$91,561	$111,661	18.00%	$274,018	$333,454	17.82%

(a)         Cost of funds have declined in parallel with lower interest rates (specifically LIBOR) in the 2013 periods.  We make extensive use of interest rate swaps to restructure fixed rate payments on consolidated bonds to sub-LIBOR floating rate payments, and the low 3-month LIBOR has continued to narrow FHLBank debt yields relative to LIBOR, and specifically for our short-term debt.  This has effectively driving up the cost of debt.  When the 3-month LIBOR is very low, there is very little “room” for the sub-LIBOR spread to widen to reflect the credit quality differential between the double-A rated LIBOR and triple-A rated FHLBank debt.

Additionally, interest expense from bonds was also lower in the 2013 periods due to lower usage, as represented by lower average outstanding balances.  The funding mix changed in the 2013 periods relative to same periods in 2012.  To fund the balance sheet, discount notes were utilized with greater emphasis in the 2013 periods compared to 2012.  On average, bonds made up 61.2% and 64.4% in the three and nine months ended September 30, 2013, down from 69.9% and 71.8% in the same periods in 2012.

(b)         Interest expense on mandatorily redeemable capital stock - Holders of mandatorily redeemable capital stock are paid dividends at the same rate as all stockholders.  The dividend payments are classified as interest payments in conformity with accounting rules.  Payments have declined due to the decline in dividend rates in the 2013 periods, compared to the same periods in 2012.  Average balances have also declined as certain advances to non-members matured and stock was re-purchased by the FHLBNY.

Impact of hedging debt

Derivative strategies are primarily used to manage the interest rate risk inherent in fixed-rate debt, by converting the fixed-rate funding to floating-rate debt that is indexed to 3-month LIBOR, our preferred funding base.  The strategies are designed to protect future interest margins.

A substantial percentage of non-callable fixed-rate debt is swapped to plain vanilla 3-month LIBOR indexed cash flows.  We also issue fixed-rate callable debt that is typically issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.  These strategies are accomplished by utilizing Fair Value hedging and benefit us in two principal ways.   First, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps convert the debt to an adjustable-rate instrument tied to the 3-month LIBOR.  Second, fixed-rate callable bonds, in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond, enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.

We may also issue floating rate debt indexed to other than the 3-month LIBOR (Prime, Federal funds rate, and 1-month LIBOR).  Typically, we would then execute interest rate swaps that would convert the cash flows to the 3-month LIBOR.  We would generally designate the hedge as an economic hedge.

We also synthetically create long-term fixed rate funding to fund long-term investments.   Certain discount notes are hedged in a Cash Flow hedging strategy that have converted forecasted long-term variable-rate funding to fixed-rate funding by the use of long-term swaps.   For such discount notes, the recorded interest expense is equivalent to long-term fixed rate coupons.

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.5:               Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$144,887	$172,671	$465,701	$540,450
Discount notes-Interest expense before adjustment for swaps	9,326	10,110	28,566	21,819
Net interest adjustment for interest rate swaps (a)	(63,036)	(71,672)	(221,430)	(230,987)
Total Consolidated bonds and discount notes-interest expense reported	$91,177	$111,109	$272,837	$331,282

(a)         In aggregate, hedge strategies have reduced funding in each period.  Two primary factors contributed to the declining net interest adjustments from the hedging transactions.  Spreads between fixed payments received from swap dealers and 3-month LIBOR paid to the dealers have narrowed period-over-period, effectively driving up debt yields on a swapped out basis.  Also, as bond utilization in the funding mix has declined, the volume of hedging transactions have also declined and was another factor in the change period-over-period.

Net Interest Income

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

Table 1.6:               Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change
Total interest income	$197,524	$229,157	(13.80)%	$578,201	$693,113	(16.58)%
Total interest expense	91,561	111,661	18.00	274,018	333,454	17.82
Net interest income before provision for credit losses	$105,963	$117,496	(9.82)%	$304,183	$359,659	(15.42)%

Impact of lower interest income from investing member capital — In the very low interest rate environment, our earnings from interest free capital and non-interest bearing liabilities have not been significant contributors.  We earn interest income from investing our members’ capital to fund interest-earning assets.   Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members, and non-interest earning liabilities.  As capital is typically invested in short-term interest yielding assets, the prevailing short-term rate is another significant element in measuring the impact of earnings from members’ capital. In the 2013 periods, capital has increased in parallel with increase in Advances.  At the same time, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, and we have opted to maintain our liquidity at the FRB.  See Table 1.9 Spread and Yield Analysis for more information on Capital stock and yield information.

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

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.7:               Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Interest Income	$452,665	$526,946	$1,362,661	$1,605,981
Net interest adjustment from interest rate swaps	(255,141)	(297,789)	(784,460)	(912,868)
Reported interest income	197,524	229,157	578,201	693,113

Interest Expense	154,597	183,333	495,448	564,441
Net interest adjustment from interest rate swaps	(63,036)	(71,672)	(221,430)	(230,987)
Reported interest expense	91,561	111,661	274,018	333,454

Net interest income (Margin) (a)	$105,963	$117,496	$304,183	$359,659

Net interest adjustment - interest rate swaps	$(192,105)	$(226,117)	$(563,030)	$(681,881)

(a)         Interest income and expense are sensitive to changes in the relationship between our fixed-rate cash instruments and LIBOR, but our margin as measured in percentage points or basis points is stable, and we are generally indifferent to changes in the cash flow patterns, as the interest rate swap contracts achieve our overall net interest spread objective.

The following tables contrast Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollars in thousands):

Table 1.8:                                       GAAP Versus Economic Basis (b) — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$105,963	0.36%	0.34%	$117,496	0.43%	0.39%
Interest income (expense)
Swaps not designated in a hedging relationship	3,627	0.01	0.01	3,286	0.01	0.01

Economic net interest income	$109,590	0.37%	0.35%	$120,782	0.44%	0.40%

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$304,183	0.37%	0.35%	$359,659	0.47%	0.43%
Interest income (expense)
Swaps not designated in a hedging relationship	19,278	0.02	0.02	(853)	—	—

Economic net interest income	$323,461	0.39%	0.37%	$358,806	0.47%	0.43%

(a)         For the most part, economic hedges outstanding at September 30, 2013 were associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged debt elected under the FVO (generally in a pay 3-month LIBOR, receive fixed-rate interest rate swap transaction).  In the 2013 periods, we have elected greater amounts of debt elected under the FVO, and was a factor driving the increase in interest adjustments period-over-period.

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

Spread and Yield Analysis

Table 1.9:               Spread and Yield Analysis

	Three months ended September 30,
	2013			2012
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$85,551,600	$113,623	0.53%	$77,309,141	$133,412	0.69%
Interest bearing deposits and others	1,583,107	313	0.08	2,678,479	971	0.14
Federal funds sold and other overnight funds	14,904,141	2,335	0.06	12,305,761	4,272	0.14
Investments	13,181,762	64,222	1.93	14,401,894	74,040	2.05
Mortgage and other loans	1,980,015	17,031	3.41	1,693,128	16,462	3.87

Total interest-earning assets	$117,200,625	$197,524	0.67%	$108,388,403	$229,157	0.84%

Funded By:
Consolidated obligations-bonds	$66,274,754	$73,557	0.44	$68,472,246	$94,110	0.55
Consolidated obligations-discount notes	42,058,466	17,620	0.17	29,473,639	16,999	0.23
Interest-bearing deposits and other borrowings	1,534,196	134	0.03	1,746,402	154	0.03
Mandatorily redeemable capital stock	24,771	250	4.00	35,202	398	4.50

Total interest-bearing liabilities	109,892,187	91,561	0.33%	99,727,489	111,661	0.45%

Other non-interest-bearing funds	1,083,890	—		3,111,946	—
Capital	6,224,548	—		5,548,968	—

Total Funding	$117,200,625	$91,561		$108,388,403	$111,661

Net Interest Income/Spread		$105,963	0.34%		$117,496	0.39%

Net Interest Margin
(Net interest income/Earning Assets)			0.36%			0.43%

	Nine months ended September 30,
	2013			2012
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$77,443,416	$324,396	0.56%	$72,576,343	$405,069	0.75%
Interest bearing deposits and others	1,991,132	1,712	0.11	2,601,556	2,593	0.13
Federal funds sold and other overnight funds	13,907,542	9,731	0.09	11,647,650	11,075	0.13
Investments	13,169,549	191,507	1.94	13,834,421	225,747	2.18
Mortgage and other loans	1,942,467	50,855	3.50	1,567,175	48,629	4.14

Total interest-earning assets	$108,454,106	$578,201	0.71%	$102,227,145	$693,113	0.90%

Funded By:
Consolidated obligations-bonds	$63,822,409	$221,129	0.46	$65,753,401	$291,344	0.59
Consolidated obligations-discount notes	35,309,376	51,708	0.20	25,822,330	39,938	0.21
Interest-bearing deposits and other borrowings	1,688,355	449	0.04	2,351,807	600	0.03
Mandatorily redeemable capital stock	24,360	732	4.02	42,346	1,572	4.96

Total interest-bearing liabilities	100,844,500	274,018	0.36%	93,969,884	333,454	0.47%

Other non-interest-bearing funds	1,868,234	—		2,971,353	—
Capital	5,741,372	—		5,285,908	—

Total Funding	$108,454,106	$274,018		$102,227,145	$333,454

Net Interest Income/Spread		$304,183	0.35%		$359,659	0.43%

Net Interest Margin
(Net interest income/Earning Assets)			0.37%			0.47%

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

Table 1.10:        Rate and Volume Analysis

	For the three months ended
	September 30, 2013 vs. September 30, 2012
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$13,189	$(32,978)	$(19,789)
Interest bearing deposits and others	(312)	(346)	(658)
Federal funds sold and other overnight funds	764	(2,701)	(1,937)
Investments	(6,070)	(3,748)	(9,818)
Mortgage loans and other loans	2,597	(2,028)	569

Total interest income	10,168	(41,801)	(31,633)

Interest Expense
Consolidated obligations-bonds	(2,937)	(17,616)	(20,553)
Consolidated obligations-discount notes	6,048	(5,427)	621
Deposits and borrowings	(20)	—	(20)
Mandatorily redeemable capital stock	(108)	(40)	(148)

Total interest expense	2,983	(23,083)	(20,100)

Changes in Net Interest Income	$7,185	$(18,718)	$(11,533)

	For the nine months ended
	September 30, 2013 vs. September 30, 2012
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$25,730	$(106,403)	$(80,673)
Interest bearing deposits and others	(556)	(325)	(881)
Federal funds sold and other overnight funds	1,909	(3,253)	(1,344)
Investments	(10,488)	(23,752)	(34,240)
Mortgage loans and other loans	10,543	(8,317)	2,226

Total interest income	27,138	(142,050)	(114,912)

Interest Expense
Consolidated obligations-bonds	(8,334)	(61,881)	(70,215)
Consolidated obligations-discount notes	13,992	(2,222)	11,770
Deposits and borrowings	(177)	26	(151)
Mandatorily redeemable capital stock	(579)	(261)	(840)

Total interest expense	4,902	(64,338)	(59,436)

Changes in Net Interest Income	$22,236	$(77,712)	$(55,476)

Analysis of Non-Interest Income (Loss) — The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:        Other Income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Other income (loss):
Service fees and other (a)	$2,514	$2,633	$7,453	$6,688
Instruments held at fair value - Unrealized (losses) gains (b)	(5,468)	(9,399)	5,454	(95)
Total OTTI losses	—	(81)	—	(451)
Net amount of impairment losses reclassified (from)
Accumulated other comprehensive loss	—	(534)	—	(1,490)
Net impairment losses recognized in earnings (c)	—	(615)	—	(1,941)

Net realized and unrealized (losses) gains on derivatives and hedging activities (d)	(12,092)	14,955	2,167	38,790
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	—	—	—	256
Losses from extinguishment of debt (e)	—	(4,476)	(8,913)	(24,106)
Total other (loss) income	$(15,046)	$3,098	$6,161	$19,592

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, including fees earned on standby financial letters of credit.  Increase in issuance of financial letters of credit in the 2013 periods was offset by lower other fees.

(b)         Instruments held at fair value under the Fair Value Option — Fair value net losses of $5.5 million were recorded for the current year third quarter.  At September 30, 2013, observed market yields of FHLBank issued debt declined in parallel with rising debt pricing, causing fair values of debt elected under the FVO to decline by $7.6 million, since fair values of balance sheet debt are inversely sensitive to debt pricing.  The base fair values of advances are priced off the FHLBank issued debt, and decline in debt yields made a favorable contribution of $2.1 million on fair values of advances elected under the FVO.  In contrast, on a nine month basis, fair value changes in the 2013 period resulted in a recognition of net gains of $5.5 million, primarily due to reversal of unrealized fair value losses of FVO debt that had matured in the 2013 second quarter.  Fair values are recorded in the balance sheet at their market observable pricing, and the offsetting period-over-period changes are recorded in the Income statement in Other income.  At issuance of the instruments, or as the instruments approach maturity, fair values of financial instruments will generally be close to par.  See FVO disclosures in Note 17.  Fair Values of Financial Instruments.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — No credit OTTI was recorded in the 2013 periods.  De minimis losses were identified in the previous quarter.  However, the fair values of the bonds were in excess of their amortized cost, including the shortfall, and it was not necessary to record a credit loss.  In a period when cash flow analysis identifies credit losses that exceed fair value, our policy is to cap the loss to a floor equal to its amortized cost.   In the 2012 periods, recorded OTTI was not significant.

(d)         Net realized and unrealized (losses) gains on derivatives and hedging activities — See Table 1.13 for detailed analysis.

(e)          Earnings Impact of Debt extinguishment and sales of investment securities — See Table 1.12 for discussions and analysis.

Debt buy back costs

We retire debt principally to reduce future debt costs or when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.   The Bank has continued to implement its debt buy back strategy to protect future income.  As advances are prepaid ahead of their maturity or call dates, we re-purchase debt to re-align the Bank’s asset-liability mix.  In the absence of significant asset prepayments in the 2013 third quarter, it was not necessary to retire debt.

The following tables summarize debt extinguished and its impact on earnings (in thousands):

Table 1.12:        Debt Extinguishment and Sale of Investment Securities

	Three months ended September 30,
	2013		2012
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds	$—	$—	$60,694	$(4,476)

	Nine months ended September 30,
	2013		2012
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Redemption of Housing Finance Agency (a)	$—	$—	$4,742	$256
Extinguishment of CO Bonds	$40,483	$(5,005)	$268,631	$(24,106)
Transfer of CO Bonds to Other FHLBanks	$25,035	$(3,908)	$—	$—

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

In the third quarter, derivatives and hedging activities resulted in net losses of $12.1 million in the 2013 period, in contrast to net gains of $15.0 million in the same period in 2012.  In the nine month period, derivatives and hedging activities resulted in net gains of $2.2 million in the 2013 period, compared to $38.8 million in the same period in 2012.  Primary drivers are discussed below:

Standalone derivatives. - In the third quarter, fair value changes of derivatives designated in economic hedges (also referred to as standalone derivatives) resulted in the recognition of net gains of $3.6 million in the 2013 period, versus net gains of $14.0 in the prior year period.  In the 2013 period, the primary drivers were favorable market value changes of swaps hedging debt elected under the FVO that resulted in the recognition of $7.2 million in fair value gains, partly offset by unfavorable changes in the fair values of interest rate caps, which reported a net loss of $3.9 million.  In the declining rate environment at September 30, 2013 relative to June 30, 2013, cap values have declined.  In the prior year third quarter, swaps in economic hedges of debt contributed gains of $18.4 million, offset partly by $4.6 million in unfavorable changes in the valuation of interest rate caps.

In the nine month period, standalone derivatives reported a net gain of $2.7 million in the 2013 period , compared to a net gain of $37.4 million in the 2012 period.  Changes in the valuation of basis swaps in economic hedges of floating rate debt indexed to other than the 3-month LIBOR hedging were favorable as were changes in swaps hedging debt elected under the FVO, and together the valuation changes resulted in net gains of $47.0 million.  Gains were partly offset by a decline in the valuation of interest rate caps in a then declining interest rate environment at September 30, 2012, relative to December 31, 2011, and $11.8 million in fair value losses were recognized.

Benchmark qualifying hedges - In the 2013 third quarter, fair value changes from qualifying benchmark hedges reported a net loss of $15.7 million, primarily due to the recording in the quarter of a cumulative negative adjustment of $17.2 million.  The adjustment was to correct overstated hedging gains of $12.2 million in the first 6 months of 2013 and $5.0 million in 2012.  Absent the correction, hedging gains from fair value hedges would have resulted in a net gain of $1.5 million in the 2013 third quarter, an illustration of the highly-effective correlation of the swaps and the associated hedged items.  In the 2012 third quarter, the earnings impact from fair value hedges was a gain of $1.0 million.

For the nine months ended September 30, 2013, fair value changes from qualifying benchmark hedges reported a net loss of $0.5 million, which included an out-of-period adjustment of $5.0 million to correct overstated hedging gains from 2012.  In the same period in 2012, a net gain of $1.4 million was recorded.

For more information, also see Components of net gains and losses on derivatives and hedging activities as presented in the Statements of Income in Note 16.  Derivatives and Hedging Activities.

The following tables summarize the impact of hedging activities on earnings (in thousands):

Table 1.13:                               Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended September 30, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(255,141)	$(101)	$71,329	$(8,293)	$—	$—	$(192,206)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	(15,497)	—	(202)	—	—	—	(15,699)
Gains on cash flow hedges	—	—	46	—	—	—	46
Net gains on derivatives - FVO	—	—	6,903	310	—	—	7,213
Losses (gains) - economic hedges	(12)	258	65	—	(3,962)	(1)	(3,652)

Net realized and unrealized gains (losses) on derivatives and hedging activities	(15,509)	258	6,812	310	(3,962)	(1)	(12,092)

Total earnings impact	$(270,650)	$157	$78,141	$(7,983)	$(3,962)	$(1)	$(204,298)

	Three months ended September 30, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(297,789)	$(188)	$78,561	$(6,889)	$—	$—	$(226,305)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	870	—	142	(20)	—	—	992
Net gains on derivatives - FVO	—	—	13,680	1,921	—	—	15,601
Losses (gains) - economic hedges	(187)	101	3,010	—	(4,584)	22	(1,638)

Net realized and unrealized gains (losses) on derivatives and hedging activities	683	101	16,832	1,901	(4,584)	22	14,955

Total earnings impact	$(297,106)	$(87)	$95,393	$(4,988)	$(4,584)	$22	$(211,350)

	Nine months ended September 30, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(784,460)	$(424)	$244,572	$(23,142)	$—	$—	$(563,454)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Losses (gains) on fair value hedges	(1,093)	—	576	—	—	—	(517)
Losses on cash flow hedges	—	—	(1)	—	—	—	(1)
Net gains on derivatives - FVO	—	—	4,371	572	—	—	4,943
Gains (losses) - economic hedges	218	(1,651)	(1,801)	—	976	—	(2,259)

Net realized and unrealized gains (losses) on derivatives and hedging activities	(875)	(1,651)	3,145	572	976	—	2,167

Total earnings impact	$(785,335)	$(2,075)	$247,717	$(22,570)	$976	$—	$(561,287)

	Nine months ended September 30, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(912,868)	$(326)	$249,106	$(18,119)	$—	$—	$(682,207)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	1,805	—	1,198	(1,400)	—	—	1,603
Losses on cash flow hedges	—	—	(214)	—	—	—	(214)
Net gains on derivatives - FVO	—	—	23,506	2,787	—	—	26,293
Losses (gains) - economic hedges	(316)	1,428	21,662	80	(11,772)	26	11,108

Net realized and unrealized gains (losses) on derivatives and hedging activities	1,489	1,428	46,152	1,467	(11,772)	26	38,790

Total earnings impact	$(911,379)	$1,102	$295,258	$(16,652)	$(11,772)	$26	$(643,417)

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

Impact of Cash flow hedging on earnings and AOCI

The two primary cash flow hedging strategies in the 2013 periods were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we have executed interest rate swaps on the anticipated issuance of debt and to lock in a spread between the earning asset and the cost of funding.   The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.   At September 30, 2013 (None at December 31, 2102), we had $31.5 million in notionals amounts of open contracts to hedge the anticipated issuances of debt.

The swaps are valued at the end of each reporting period.  The effective portion of changes in the fair values of the swaps is recorded in AOCI, and ineffectiveness, if any, is recorded through earnings.   The swap is terminated upon issuance of the debt instrument, and amounts reported in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.   Over the next 12 months, it is expected that $2.9 million of net losses recorded in AOCI from previously terminated hedges will be recognized as an interest expense.

Hedges of discount note issuances — We have executed long-term pay-fixed, receive 3-month LIBOR-indexed interest rate swaps that are designated as cash flow hedges of a rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap.   The objective of the hedge is to offset the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR).  Discount notes are issued for a 91-day period at a fixed rate and rolled over for another 91-days at the then prevailing interest rate.  The sequential discount note issuance is in parallel with the cash flow payments of the swap every 91 days through the maturity of the swap, hedging the exposure of the variability in the discount note funding cost.  The program in effect creates synthetic fixed-rate funding over the life of the interest rate swap.   The maximum period of time that we hedged exposure to the variability in future cash flows in this program is up to 15 years.

Derivative gains and losses reclassified from AOCI to current period income — The following table summarizes changes in derivative gains and losses and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:        Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(61,214)	$(137,244)	$(137,114)	$(111,985)
Net hedging transactions	1,436	(10,698)	75,474	(38,171)
Reclassified into earnings	780	1,058	2,642	3,272
End of period (a)	$(58,998)	$(146,884)	$(58,998)	$(146,884)

(a)    Unrecognized losses from rollover cash flow hedge strategy were $49.9 million at September 30, 2013, versus losses of $124.8 million at December 31, 2012, and represented fair values of interest rate swaps designated in the cash flow strategy to hedge long-term issuance of consolidated obligation discount notes in the rollover program.  These amounts were recorded in the balance sheet as derivative liabilities at those dates, and an offset recorded in AOCI as unrealized losses.   No ineffectiveness was identified in this program.  Long-term swaps are in a pay-fixed, receive-floating rate cash flows, and fair values will move inversely to the rise and fall of long-term swap rates.  Declining losses reflect the rise in long-term swap rates at September 30, 2103, relative to beginning of period swap rates.  Fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  If long-term swap rates decline, unrealized losses are likely to increase; and losses will decrease if long-term swaps rates rise.  We expect the long-term hedge programs to remain in place to their contractual maturities, and fair value losses will sum to zero over those periods. Fair value losses in AOCI also include the unamortized fair value basis of closed cash flow hedges that had hedged anticipatory issuances of debt; unamortized losses were $9.1 million at September 30, 2013 and $12.3 million at December 31, 2012.  See Table 1.14 for changes in cash flow hedges in AOCI. No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two month period thereafter in any periods in this report.   Ineffectiveness from hedges designated as cash flow hedges was not significant in any reported periods.

Operating Expenses, Compensation and Benefits, and Other Expenses

The following tables set forth the major categories of operating expenses (dollars in thousands):

Table 1.15:        Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
	2013	Percentage of Total	2012	Percentage of Total
Temporary workers	$181	2.69%	$12	0.20%
Occupancy	1,044	15.51	1,126	18.70
Depreciation and leasehold amortization	873	12.97	1,050	17.44
Computer service agreements and contractual services	2,195	32.62	1,773	29.44
Professional and legal fees	680	10.11	704	11.69
Other (a)	1,756	26.10	1,357	22.53
Total Operating Expenses (b)	$6,729	100.00%	$6,022	100.00%

Employee compensation	$8,027	60.94%	$7,912	62.17%
Employee benefits	5,145	39.06	4,814	37.83
Total Compensation and Benefits (c)	$13,172	100.00%	$12,726	100.00%

Finance Agency and Office of Finance (d)	$2,911		$3,301

	Nine months ended September 30,
	2013	Percentage of Total	2012	Percentage of Total

Temporary workers	$263	1.27%	$25	0.12%
Occupancy	2,982	14.37	3,249	15.86
Depreciation and leasehold amortization	2,778	13.39	3,276	15.99
Computer service agreements and contractual services	7,821	37.69	7,421	36.23
Professional and legal fees	1,721	8.29	1,673	8.17
Other (a)	5,186	24.99	4,841	23.63
Total Operating Expenses (b)	$20,751	100.00%	$20,485	100.00%

Salaries	$23,989	59.12%	$23,810	59.33%
Employee benefits	16,590	40.88	16,323	40.67
Total Compensation and Benefits (c)	$40,579	100.00%	$40,133	100.00%

Finance Agency and Office of Finance (d)	$9,002		$9,946

(a)	Other Expense — included audit fees, director fees and expenses, insurance and telecommunications.
(b)

Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.

(c)

Employee compensation costs were almost unchanged period-over-period.  Employees benefit program costs have remained relatively unchanged period-over-period.  Pension expenses for the Pentegra Defined benefit pension plan have benefited from the relief measure under a pension relief bill (MAP-21) enacted by Congress in mid-2012.  See Note 15.  Employee Retirement Plans for an understanding of MAP-21, and Note 18.  Commitments and Contingencies, which provides more information on future pension benefit payments.

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

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Beginning balance	$122,251	$131,960	$134,942	$127,454
Additions from current period’s assessments	6,920	9,870	24,138	30,936
Net disbursements for grants and programs	(9,385)	(6,075)	(39,294)	(22,635)
Ending balance	$119,786	$135,755	$119,786	$135,755

Financial Condition (dollars in thousands):

Table 3.1:                                 Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2013	December 31, 2012	dollar amount	percentage
Assets
Cash and due from banks	$11,520,885	$7,553,188	$3,967,697	52.53%
Federal funds sold	4,878,000	4,091,000	787,000	19.24
Available-for-sale securities	1,689,241	2,308,774	(619,533)	(26.83)
Held-to-maturity securities	12,002,497	11,058,764	943,733	8.53
Advances	89,121,435	75,888,001	13,233,434	17.44
Mortgage loans held-for-portfolio	1,932,855	1,842,816	90,039	4.89
Derivative assets	43,536	41,894	1,642	3.92
Other assets	197,690	204,363	(6,673)	(3.27)

Total assets	$121,386,139	$102,988,800	$18,397,339	17.86%

Liabilities
Deposits
Interest-bearing demand	$1,522,886	$1,994,974	$(472,088)	(23.66)%
Non-interest-bearing demand	13,047	19,537	(6,490)	(33.22)
Term	55,000	40,000	15,000	37.50

Total deposits	1,590,933	2,054,511	(463,578)	(22.56)

Consolidated obligations
Bonds	70,361,388	64,784,321	5,577,067	8.61
Discount notes	42,262,116	29,779,947	12,482,169	41.91
Total consolidated obligations	112,623,504	94,564,268	18,059,236	19.10

Mandatorily redeemable capital stock	23,618	23,143	475	2.05

Derivative liabilities	388,320	426,788	(38,468)	(9.01)
Other liabilities	434,640	428,261	6,379	1.49

Total liabilities	115,061,015	97,496,971	17,564,044	18.01

Capital	6,325,124	5,491,829	833,295	15.17

Total liabilities and capital	$121,386,139	$102,988,800	$18,397,339	17.86%

Balance sheet overview September 30, 2013 compared to December 31, 2012

Total assets have grown over each successive quarter since the first quarter in 2013, in parallel with the growth in advances.  Total assets were $121.4 billion at September 30, 2013 up from $103.0 billion at December 31, 2012.   As a result of the borrowing activities of a large member, advance balances have also continued to increase.  Advance balances increased to $89.1 billion at September 30, 2013, up from $75.9 billion at December 31, 2012.  Our mission is to support the liquidity needs of our members.   To meet this mission, our strategy is to keep our balance sheet generally in line with the rise and fall of amounts borrowed by members in the form of advances.  Total advances represented 73.4% of total assets at September 30, 2013, almost unchanged from 73.7% at December 31, 2012.

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

Investments — At September 30, 2013, $1.7 billion in securities were designated as available-for-sale, and $12.0 billion in securities were designated as held-to-maturity.  GSE issued mortgage-backed securities totaled $12.5 billion, or 91.5 % of the carrying values of all investment securities.  Private-label issued mortgage-backed securities totaled $420.1 million, or 3.1% of total investment securities.  Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $727.9 million, or 5.3% of total investment securities.  The heavy concentration of GSE-issued securities and a declining balance of private-label MBS has been our investment profile for many years.

Investments in mortgage-loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).   Growth has been steady and moderate.  Purchases exceeded paydowns by $98.9 million over the nine months in 2013.  Outstanding balances of loans under this program stood at $1.9 billion at September 30, 2013, compared to $1.8 billion at December 31, 2012.  Credit performance has been strong and delinquency low.  Historical loss experience has been very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Leverage — Balance sheet leverage has been consistently steady over the quarters in 2013.  At September 30, 2013, balance sheet leverage was 19.2 times shareholders’ equity, a little higher than 18.8 times at December 31, 2012 due to higher liquidity at September 30, 2013 in the form of cash balances at the FRB.  Our balance sheet management strategy is to keep the balance sheet change in line with the changes in member demand for advances, although from time to time, we may maintain excess liquidity in highly liquid investments or cash balances at the FRB to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.   This is because changes in shareholders’ capital are in line with changes in advances, and the ratio of assets to capital generally remains unchanged.   Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.   Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Debt — Our primary source of funds continued to be through the issuance of consolidated obligation bonds and discount notes.   Discount notes are consolidated obligations with maturities up to one year, and consolidated bonds have maturities of one year or longer.  The utilization of discount notes was higher in line with the increase in short-term lending during 2013, with discount notes funding 34.8% of total assets at September 30, 2013, up from 28.9% at December 31, 2012.

Our ability to access the capital markets, which has a direct impact on our cost of funds, is dependent to a degree on our credit ratings from the major ratings organizations.   The FHLBank debt performance has withstood the impact of the rating downgrade by S&P in 2011 to AA+ from AAA and the recent controversy surrounding the debt ceiling.  However, we cannot say with certainty the long-term impact of such actions on our liquidity position, which could be adversely affected by many causes both internal and external to our business.   For more information, see Business Outlook in the MD&A in this report.

Liquidity and Short-term Debt — The following table summarizes our short-term debt (in thousands).  Also see Tables 10.1 — 10.4 for additional information.

Table 3.3:                                 Short—term Debt

	September 30, 2013	December 31, 2012

Consolidated obligations-discount notes (a)	$42,262,116	$29,779,947
Consolidated obligations-bonds with original maturities of one year or less (b)	$29,050,000	$15,600,000

(a) Outstanding at end of the period - carrying value

(b) Outstanding at end of the period - par value

Our liquid assets at September 30, 2013, included $11.5 billion in cash at the FRB, $4.9 billion in overnight Federal funds sold, and $1.7 billion in highly-rated GSE securities that were available-for-sale.   Our GSE status enables the FHLBanks to fund our consolidated obligation debt at tight margins to U.S. Treasury.   Our liquidity position remains strong and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

Among other liquidity measures, we are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.   The first scenario assumes that we cannot access capital markets for 15 days and that during that period; members do not renew their maturing, prepaid and called advances.   The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing and “put” advances.   We were in compliance with regulations under both scenarios.  The actual Contingency Liquidity under the 5-day scenario at September 30, 2013 was $29.0 billion, well in excess of the required $3.0 billion.

We also have other liquidity measures in place — Deposit Liquidity and Operational Liquidity, both of which indicated that our liquidity buffers were in excess of required reserves.  For more information about our liquidity measures, please see section “Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt”, specifically Tables 10.1 through 10.3, in this MD&A.

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

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:                                       Advances by Product Type

	September 30, 2013		December 31, 2012
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$25,666,800	29.58%	$14,960,800	20.69%
Fixed Rate Advances	45,547,294	52.50	47,067,640	65.11
Short-Term Advances	9,995,698	11.52	6,062,000	8.39
Mortgage Matched Advances	373,146	0.43	369,925	0.51
Overnight & Line of Credit (OLOC) Advances	2,437,574	2.81	2,332,740	3.23
All other categories	2,740,942	3.16	1,498,998	2.07

Total par value	86,761,454	100.00%	72,292,103	100.00%

Hedge value basis adjustments	2,352,322		3,595,396
Fair value option valuation adjustments and accrued interest	7,659		502

Total	$89,121,435		$75,888,001

Member demand for advance products

Increase in amounts borrowed in 2013 have been concentrated around short- and medium-term floating rate advances and shorter-term fixed rate advances, driven by one member’s borrowing activity.

Adjustable Rate Advances (“ARC Advances”) — One member’s outstanding borrowing was $21.7 billion at September 30, 2013, and of that amount $8.5 billion is expected to mature within six months; $6.5 billion within one year, and $5.8 billion within  two years.  We are unable to predict with certainty if the borrowings will be rolled-over at their maturities.

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

Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Member demand for fixed-rate advances has continued to be weak in 2013 as noted by the decline in outstanding balances at September 30, 2013, compared to December 31, 2012.  Generally, members have rolled over maturing Fixed-rate advances with new Fixed-rate advances.  We believe that members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances are flexible funding tools that can be used by members to meet short- to long-term liquidity needs.  Terms vary from two days to 30 years.  A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature that we have purchased from the member, driving down the coupon on the advance.  The price advantage of a putable advance increases with the numbers of puts sold and the length of the term of a putable advance.   With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances of advances that are putable have declined steadily in 2013 and stood at $14.7 billion at September 30, 2013, compared to $16.2 billion at December 31, 2012.

Fixed-Rate Advance with a LIBOR Cap - Combines a fixed-rate borrowing with an embedded interest-rate cap in which the rate remains fixed but may be reduced quarterly if 3-month LIBOR rises above the pre-selected cap.  The advance provides protection against rising interest rates (lowers borrower’s cost of funds as rates rise).  It is a flexible medium-long-term funding option best used to extend liabilities, potentially enhance spreads, and preserve margins.  This was introduced in the 2013 third quarter.  The balance outstanding at September 30, 2013 was $25.0 million and is included in the category Fixed-rate Advances.

Short-term Advances — Outstanding amounts have steadily grown over the quarters in 2013 to $10.0 billion at September 30, 2013, up from $6.1 billion at December 31, 2012.

Overnight advances — Demand for overnight borrowings have fluctuated during the three quarters in 2013.  Member demand for the Overnight Advances reflects the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  Outstanding balances have stood at around $2.4 billion to $2.6 billion over the last two quarters, up from $1.3 billion at March 31, 2013 and $2.3 billion at December 31, 2012.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

Merger Activity

Merger activity is an important factor and, if significant, would contribute to an uneven pattern in advance balances.  Merger activity may result in the loss of new business if a member is acquired by a non-member.  The FHLBank Act does not permit new advances to replace maturing advances to former members.  Advances held by members who are acquired by non-members may remain outstanding until their contractual maturities.  Merger activity may also result in a decline in the advance book if the acquired member decides to prepay existing advances partially or in full depending on the post-merger liquidity needs.  Hudson City, a large member, was expected to merge with M&T, another member, in mid-2013, and Hudson City was expected to prepay advances in mid-2013.  However, the proposed merger has been postponed to 2014.  The amount outstanding to Hudson City was $6.0 billion at September 30, 2013.  The timing of the prepayment is uncertain.  For more information, see Business Outlook in the Executive summary section in this MD&A.

The following table summarizes merger activity, including the impact of voluntary terminations (dollars in thousands):

Table 4.2:                                       Merger Activity/Voluntary terminations

	September 30, 2013	December 31, 2012

Number of Non-Members (a)	3	2
Total number of Non-Members at period end	5	5
Total Advances outstanding to Non-Members at period end	$372,259	$427,334

(a) Members who became Non-Members because of mergers and voluntary/involuntary terminations within the periods then ended.

Prepayment of Advances

Prepayment initiated by members or former members is another important factor that impacts advances.  We charge a prepayment fee when the member or a former member prepays certain advances before the original maturity.

The following table summarizes prepayment activity (in thousands):

Table 4.3:                                       Prepayment Activity

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Advances pre-paid at par	$46,552	$112,198	$1,183,141	$905,297
Prepayment fees (a)	$216	$1,207	$8,809	$10,592

(a)         Members’ borrowing needs and balance sheet re-alignment programs are the primary drivers of prepayment activity.  In the 2013 third quarter, prepayment activity was not significant.  Significant prepayment activity in the first quarter of 2013 was the primary driver of the fees recorded for the nine months ended September 30, 2013.  In the 2012 periods, prepayment activity was significant in the 2012 second quarter.  Prepayment fees are recorded in Interest income from Advances.  If the prepaid advance is hedged, Prepayment fee represents cash received from members minus the fair value basis of the advance.  For hedged advances that are prepaid, we generally terminate the hedging relationship upon prepayment and adjust the prepayment fees received for the fair value basis of the hedged prepaid advance.  If the prepaid advance is not hedged, cash received represents Prepayment fees.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.4:                                       Advances by Interest-Rate Payment Terms

	September 30, 2013		December 31, 2012
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$61,094,648	70.42%	$57,331,303	79.31%
Variable-rate (b)	25,658,800	29.57	14,952,800	20.68
Variable-rate capped (c)	8,000	0.01	8,000	0.01
Overdrawn demand deposit accounts	6	—	—	—

Total par value	86,761,454	100.00%	72,292,103	100.00%

Hedge value basis adjustments	2,352,322		3,595,396
Fair value option valuation adjustments and accrued interest	7,659		502

Total	$89,121,435		$75,888,001

(a)   Fixed-rate borrowings remained popular with members.  Demand was uneven over the three quarters in 2013.  Demand has grown at a steady pace in the second and third quarters of 2013, after a decline at March 31, 2013.  Members now may be seeing opportunities to lock-in fixed-rate long-term borrowings.

(b)   Adjustable-rate LIBOR-based advances have increased due to the borrowing by one large member during 2013.   The FHLBNY’s larger members are generally borrowers of variable-rate advances, and except for the one large member’s borrowing activity, other members have remained on the side-lines in a weak economy and have not increased their borrowings despite the low short-term rates, as it would appear that they have sufficient liquidity in the form of customer deposits.

(c)    Typically, capped ARCs are in demand by members in a rising rate environment, as members would purchase cap options to limit their interest rate exposure.   With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes variable-rate advances by reference-index type (in thousands):

Table 4.5:                                       Variable-Rate Advances

	September 30, 2013	December 31, 2012

LIBOR indexed (a)	$25,691,800	$14,960,800

(a) LIBOR indexed advances are typically ARC advances.

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):

Table 4.6:                                       Advances by Maturity and Yield Type

	September 30, 2013		December 31, 2012
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$21,217,607	24.46%	$17,057,874	23.60%
Due after one year	39,877,041	45.96	40,273,429	55.71
Total Fixed-rate	61,094,648	70.42	57,331,303	79.31

Variable-rate
Due in one year or less	15,713,006	18.11	9,899,000	13.69
Due after one year	9,953,800	11.47	5,061,800	7.00
Total Variable-rate	25,666,806	29.58	14,960,800	20.69
Total par value	86,761,454	100.00%	72,292,103	100.00%

Hedge value basis adjustments	2,352,322		3,595,396
Fair value option valuation adjustments and accrued interest	7,659		502
Total	$89,121,435		$75,888,001

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

When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction, and valuation basis adjustments decline or rise.  Basis adjustments were gains of $2.4 billion and $3.6 billion at September 30, 2013 and December 31, 2012.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment.   In the current lower interest rate environment, fixed-rate advances will exhibit net unrealized fair value basis gains.

Valuation basis adjustment at September 30, 2013 is lower than the balance at December 31, 2012 primarily due to two factors.  Compared to December 31, 2012, the forward swap curve has steepened at September 30, 2013, and certain previously recorded valuation gains declined relative to December 31, 2012.  Also, hedged advances declined by $2.1 billion at September 30, 2013 from December 31, 2012, and that too contributed to the decline in valuation basis adjustments.

The following graph compares the swap curves at September 30, 2013 and December 31, 2012.

Table 4.7:                                       LIBOR Swap Curve — Graph

Hedge volume — We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedging accounting provisions when they qualify under those standards, and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.8:                                       Hedged Advances by Type

Par Amount	September 30, 2013	December 31, 2012
Qualifying Hedges
Fixed-rate bullets (a)	$28,498,088	$29,406,073
Fixed-rate putable (b)	14,430,812	15,605,412
Fixed-rate callable	5,000	—
Fixed-rate with embedded cap	25,000	—
Total Qualifying Hedges	$42,958,900	$45,011,485

Aggregate par amount of advances hedged (c)	$42,982,261	$45,190,497
Fair value basis (Qualifying hedging adjustments)	$2,352,322	$3,595,396

(a)         Generally, non-callable fixed-rate medium and longer term advances are hedged to mitigate the risk in fixed-rate lending.  As the longer tenored advances matured, not renewed, or were replaced by shorter term fixed-rate advances, the Bank has elected not to hedge such advances.  As a result, the volume of hedged advances in this category has declined.

(b)         Members have generally not replaced maturing putable advances, and outstanding balances have declined.

(c)          Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship.  (See Tables 9.1 — 9.7).

Advances elected under the FVO — In the 2013 second and third quarter, one member borrowed significant amounts of LIBOR-indexed advances that were designated under the FVO.  By electing the FVO for an asset instrument, the objective was to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.  The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.9:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	September 30, 2013	December 31, 2012
Advances designated under FVO	$17,700,000	$500,000

Advances — Call Dates and Exercise Options

The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that we control.  Put dates are organized by date of first put (dollars in thousands):

Table 4.10:                                Advances by Put Date/Call Date (a)

	September 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total

Overdrawn demand deposit accounts	$6	—%	$—	—%
Due or putable in one year or less	43,844,357	50.53	38,332,536	53.03
Due or putable after one year through two years	11,964,383	13.79	7,836,276	10.84
Due or putable after two years through three years	13,456,021	15.51	7,944,130	10.99
Due or putable after three years through four years	7,953,146	9.17	9,061,189	12.53
Due or putable after four years through five years	5,586,885	6.44	4,659,154	6.44
Thereafter	3,956,656	4.56	4,458,818	6.17

Total par value	86,761,454	100.00%	72,292,103	100.00%

Hedge value basis adjustments	2,352,322		3,595,396
Fair value option valuation adjustments and accrued interest	7,659		502

Total	$89,121,435		$75,888,001

(a) Contrasting advances by contractual maturity dates (See Note 7.  Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances.   Advances borrowed by members included a significant amount of putable advances in which we purchased from members the option to terminate advances at agreed-upon dates.   Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates.   When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.   Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.   This is best illustrated by the fact that on a contractual maturity basis, 13.5% of advances would mature after five years, while on a put basis, the percentage declined to 4.6% at September 30, 2013.

The following table summarizes notional amounts of advances that were still putable (one or more pre-determined option exercise dates remaining) (in thousands):

Table 4.11:                                Putable and Callable Advances

	September 30, 2013 (a)	December 31, 2012 (a)
Putable	$14,721,812	$16,175,412
No-longer putable	$2,120,000	$2,072,500

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

Pricing of GSE-issued MBS has been tight partly due to limited supply, and partly as a result of the Federal Reserve Bank’s active participation in the market for acquiring GSE-issued MBS.  As a result of the tight pricing, which did not meet our risk/reward expectations, acquisitions have been limited.  Compared to December 31, 2012, the investment portfolio at September 30, 2013 has increased in aggregate by $0.3 billion, acquisitions only slightly outpacing contractual paydowns.

Carrying values of mortgage-backed securities classified as available-for-sale are recorded at their fair values, and stood at $1.7 billion at September 30, 2013, compared to $2.3 billion at December 31, 2012.  No securities were acquired for the AFS portfolio in the three quarters in 2013, and contractual paydowns drove balances lower.  Pricing of AFS securities were almost entirely in unrealized fair value gain positions.  All MBS in the AFS portfolio were floating-rate securities that are indexed to LIBOR, and are capped typically between 6.5% and 7.5%.  No securities were sold.

Carrying values of mortgage-backed securities classified as held-to-maturity (“HTM”) were $12.0 billion at September 30, 2013, up from $11.1 billion at December 31, 2012.  The HTM portfolio included $4.5 billion of floating-rate LIBOR indexed MBS, a significant percentage of which were capped between 6.5% and 7.5%.  At December 31, 2012, the comparable amounts of such floating-rate securities were $5.3 billion.  Acquisitions to the HTM portfolio of MBS have also been cautious, with $2.5 billion in acquisitions, versus $1.6 billion in contractual run-offs.

To partly mitigate the potential interest rate exposure of the capped floating-rate MBS investments (AFS and HTM) presented in a scenario where LIBOR exceeds the levels above the capped coupons, an additional $0.8 billion in forward starting interest rate caps were acquired in the 2013 third quarter, adding to the $1.9 billion outstanding at December 31, 2012.  The caps are structured such that if LIBOR rates exceed the pre-determined cap strikes, we would receive cash payments for each period the cap strike is exceeded, making us indifferent if market interest rate exceeds capped coupons of our floating rate MBS.

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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and Federal funds sold) (dollars in thousands):

Table 5.1:                                       Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2013	2012	Variance	Variance

State and local housing finance agency obligations (a)	$727,910	$737,600	$(9,690)	(1.31)%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	1,679,202	2,299,141	(619,939)	(26.96)
Held-to-maturity securities, at carrying value	11,274,587	10,321,164	953,423	9.24
Total securities	13,681,699	13,357,905	323,794	2.42

Grantor trust (c)	10,039	9,633	406	4.21
Federal funds sold	4,878,000	4,091,000	787,000	19.24

Total investments	$18,569,738	$17,458,538	$1,111,200	6.36%

(a)         Other than the acquisition of a $55 million housing finance agency bond in the 2013 second quarter, no acquisitions were made thus far in 2013.  Such bonds are classified as HTM securities, and carried at amortized cost.

(b)         AFS securities - No acquisitions were made in the first nine months of 2013 and 2012.  AFS securities were GSE issued floating-rate securities, and are carried at fair value.

(c)          Grantor Trust is classified as available-for-sale securities, which are reported at fair value.  Trust funds represent investments in registered mutual funds and other fixed-income and equity funds maintained under the grantor trust.  The grantor trust funds current and potential future payments to retirees for supplemental pension plan obligations.

Long-Term Investments

Investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and investment in securities issued by state and local housing agencies.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	September 30, 2013			December 31, 2012
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,702,513	$5,723,987	90.16%	$5,428,870	$5,520,801	98.85%
Freddie Mac	6,742,330	6,827,072	106.60	6,556,194	6,859,275	119.38
Ginnie Mae	88,890	89,465	1.40	120,308	121,189	2.19
All Others - PLMBS	420,056	491,336	6.64	514,933	570,760	9.38
Non-MBS (b)	737,949	683,617	11.67	747,233	693,305	13.61

Total Investment Securities	$13,691,738	$13,815,477	216.47%	$13,367,538	$13,765,330	243.41%

Categorized as:

Available-for-Sale Securities	$1,689,241	$1,689,241		$2,308,774	$2,308,774

Held-to-Maturity Securities	$12,002,497	$12,126,236		$11,058,764	$11,456,556

(a)         Carrying value includes fair value for AFS securities.

(b)         Non-MBS consist of HFA and Grantor Trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	September 30, 2013
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$2,186	$10,880,163	$242,435	$37,293	$112,510	$11,274,587
State and local housing finance agency obligations	65,000	619,575	8,005	35,330	—	727,910

Total Long-term securities	$67,186	$11,499,738	$250,440	$72,623	$112,510	$12,002,497

	December 31, 2012
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$6,687	$10,045,933	$78,709	$57,346	$132,489	$10,321,164
State and local housing finance agency obligations	65,000	627,270	—	45,330	—	737,600

Total Long-term securities	$71,687	$10,673,203	$78,709	$102,676	$132,489	$11,058,764

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

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	September 30, 2013
	AA-rated (a)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$1,679,202	$—	$1,679,202
Other - Grantor trust	—	10,039	10,039

Total Available-for-sale securities	$1,679,202	$10,039	$1,689,241

	December 31, 2012
	AA-rated (a)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$2,299,141	$—	$2,299,141
Other - Grantor trust	—	9,633	9,633

Total Available-for-sale securities	$2,299,141	$9,633	$2,308,774

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2013		December 31, 2012
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$71	6.25%	$—	—%
Due after one year through five years	1,051,850	2.24	156,317	2.81
Due after five years through ten years	4,517,726	2.89	4,266,593	2.99
Due after ten years	7,427,459	1.56	8,239,224	1.46

Total mortgage-backed securities	$12,997,106	2.08%	$12,662,134	1.99%

OTTI - Adverse Case Scenario

At September 30, 2013, we evaluated all private-label MBS under a base case (or best estimate) scenario, and also performed a cash flow analysis under assumptions that forecast increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.

Table 5.6:                                       Base and Adverse Case Stress Scenarios (a)

No OTTI was recognized in any periods in 2013.  For more information, see Note 5.  Held-to-Maturity Securities.  The results of the adverse case scenario at September 30, 2013 and 2012 are presented below alongside our expected outcome (the base case) (dollars in thousands):

		As of September 30, 2013
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	9	$49,936	$—	9	$49,936	$(49)
RMBS	Alt-A	6	5,852	—	6	5,852	—
HEL	Subprime	30	340,016	—	30	340,016	—
Manufactured housing	Subprime	2	117,354	—	2	117,354	—
Total Securities		47	$513,158	$—	47	$513,158	$(49)

	As of September 30, 2012
	Actual Results - Base Case Scenario		Adverse Case Scenario
	UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
RMBS Prime	$7,987	$195	$7,987	$256
HEL Subprime	45,891	420	45,891	3,184
Total Securities	$53,878	$615	$53,878	$3,440

(a) Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.

(b) At September 30, 2012, we performed an adverse case stress scenario for bonds that were OTTI.  The amount represents credit OTTI recognized in the third quarter of 2012.

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

Non-Agency Private label mortgage — and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.7:                                       Non-Agency Private Label Mortgage — and Asset-Backed Securities

	September 30, 2013			December 31, 2012
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$47,192	$2,744	$49,936	$97,668	$3,420	$101,088
Alt-A	3,667	2,185	5,852	4,133	2,582	6,715
Total private-label RMBS	50,859	4,929	55,788	101,801	6,002	107,803

Home Equity Loans
Subprime	285,119	54,897	340,016	314,998	60,648	375,646

Manufactured Housing Loans
Subprime	117,354	—	117,354	132,566	—	132,566
Total UPB of private-label MBS (b)	$453,332	$59,826	$513,158	$549,365	$66,650	$616,015

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

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.8:                                       PLMBS by Year of Securitization and External Rating

	September 30, 2013
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$13,050	$—	$—	$—	$—	$13,050	$12,321	$(477)	$12,007	$—
2005	14,610	—	—	—	—	14,610	13,911	—	14,723	—
2004 and earlier	22,276	—	11,352	8,181	2,743	—	22,176	(43)	22,448	—
Total RMBS Prime	49,936	—	11,352	8,181	2,743	27,660	48,408	(520)	49,178	—
Alt-A
2004 and earlier	5,852	2,185	982	—	1,221	1,464	5,852	(199)	5,682	—
Total RMBS	55,788	2,185	12,334	8,181	3,964	29,124	54,260	(719)	54,860	—
HEL
Subprime
2004 and earlier	340,016	—	13,323	124,096	45,553	157,044	304,166	(7,979)	316,358	—
Manufactured
Housing Loans
Subprime
2004 and earlier	117,354	—	—	117,354	—	—	117,340	—	120,118	—
Total PLMBS	$513,158	$2,185	$25,657	249,631	$49,517	$186,168	475,766	$(8,698)	$491,336	$—

	December 31, 2012
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS
Prime
2006	$16,927	$—	$—	$—	$—	$16,927	$16,175	$(123)	$16,210	$(281)
2005	20,611	—	—	—	—	20,611	19,800	—	20,770	—
2004 and earlier	63,550	—	21,473	21,695	20,382	—	63,373	(174)	64,465	—
Total RMBS Prime	101,088	—	21,473	21,695	20,382	37,538	99,348	(297)	101,445	(281)
Alt-A
2004 and earlier	6,715	6,329	386	—	—	—	6,715	(363)	6,411	—
Total RMBS	107,803	6,329	21,859	21,695	20,382	37,538	106,063	(660)	107,856	(281)
HEL
Subprime
2004 and earlier	375,646	358	85,421	65,340	50,793	173,734	339,790	(17,332)	330,632	(370)
Manufactured
Housing Loans
Subprime
2004 and earlier	132,566	—	132,566	—	—	—	132,551	(1,810)	132,272	—
Total PLMBS	$616,015	$6,687	$239,846	$87,035	$71,175	$211,272	$578,404	$(19,802)	$570,760	$(651)

(a) Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Table 5.9:                                       Weighted Average Market Price Percentage Analysis of MBS

	September 30, 2013			December 31, 2012
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	4.36%	4.10%	16.35%	4.11%	4.07%	15.60%
2005	2.45	6.58	4.97	2.34	5.61	5.14
2004 and earlier	1.54	6.65	1.97	1.67	5.27	2.62
Total RMBS Prime	2.55	5.96	6.61	2.22	5.14	5.31
Alt-A
2004 and earlier	13.65	37.80	9.21	12.71	36.21	8.97
Total RMBS	3.71	9.30	6.88	2.87	7.07	5.54
HEL
Subprime
2004 and earlier	58.11	33.89	19.33	58.22	31.92	16.96
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	29.39	2.86	100.00	28.55	3.34
Total Private-label MBS	61.77%	30.19%	14.21%	57.53%	26.85%	12.03%

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

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as certificates of deposit, unsecured overnight and term Federal funds sold to highly rated financial institutions, and secured overnight transactions, under securities purchased with agreement to resell.  These investments provide the liquidity necessary to meet members’ credit needs.  Short-term investments also provide a flexible means of implementing the asset/liability management decisions to adjust liquidity.  We may also invest in certificates of deposit with maturities not exceeding 270 days, issued by major financial institutions, and would be designated as held-to-maturity and recorded at amortized cost.  There were no investments in certificates of deposit in any periods in this report.

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

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 5.10:                                Federal Funds Sold by Domicile of the Counterparty

	September 30, 2013		December 31, 2012				Three months ended September 30,		Nine months ended September 30,
Foreign	S&P	Moody’s	S&P	Moody’s	September 30,	December 31,	Average		Average
Counterparties	Rating	Rating	Rating	Rating	2013	2012	2013	2012	2013	2012

Australia	AA-	AA2	AA-	AA2	$500,000	$1,548,000	$2,262,239	$2,032,500	$2,239,146	$1,752,602
Canada	A- to AA-	AA3 to AA2	A to AA-	A1 to AA1	1,140,000	995,000	3,251,054	3,080,119	3,006,545	3,272,145
Finland	AA-	AA3	AA-	AA3	—	—	1,727,663	685,522	1,546,114	645,796
Germany	A	A2	A+	A2	—	—	956,522	847,283	597,590	601,296
Netherlands	AA-	AA2	AA-	AA2	1,773,000	1,548,000	1,709,913	1,503,086	1,559,689	1,354,347
Norway	A+	A1	A+	A1	1,140,000	—	1,122,880	1,020,207	1,046,546	923,482
Sweden	A+	AA3	AA-	AA3	—	—	1,109,185	1,588,761	1,383,766	1,257,960
UK	A	A3	A	A3	—	—	—	—	70,879	—

Subtotal					4,553,000	4,091,000	12,139,456	10,757,478	11,450,275	9,807,628

USA	A to AA-	A2 to AA3	A to AA-	A2 to AA1	325,000	—	2,764,685	1,441,761	2,457,267	1,804,255
Total					$4,878,000	$4,091,000	$14,904,141	$12,199,239	$13,907,542	$11,611,883

Table 5.11:                                Cash Balances at the Federal Reserve Banks

In addition to overnight sales in the Federal funds market, we have maintained liquidity at the Federal Reserve Banks (“FRB”).  The following table summarizes outstanding balances at the FRB at September 30, 2013 and December 31, 2012 and the average balances for the three and nine months ended September 30, 2013 and 2012 (in millions):

			Three months ended September 30,		Nine months ended September 30,
	September 30,	December 31,	Average		Average
	2013	2012	2013	2012	2013	2012

Cash Balances with Federal Reserve Banks	$11,517	$7,551	$1,095	$194	$764	$227

Cash collateral pledged to derivative counterparties — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  Cash posted in excess of required collateral is reported as a component of Derivative assets.  We generally execute derivatives with major financial institutions and enter into bilateral collateral agreements for derivatives that have not yet been approved for clearing by the CFTC.  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analysis that provide support for the right of offset of margins.  When our derivatives are in a liability position, counterparties are in a fair value gain position and counterparties are exposed to the non-performance risk of the FHLBNY.  We are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under ISDA agreements that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  See “Credit Risk due to Nonperformance by counterparties” in Note 16.  Derivatives and Hedging Activities.  Typically, cash posted as collateral or margin earn interest at the overnight Federal funds rate.  At September 30, 2013 and December 31, 2012, we had deposited $1.7 billion and $2.5 billion in interest-earning cash as pledged collateral and margins to derivative counterparties.  For more information, see Tables 9.1 — 9.7.

Mortgage Loans Held-for-Portfolio

The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Growth has been steady and moderate.  Purchases exceeded paydowns by $98.9 million over the nine months in 2013, and outstanding balances of loans under this program stood at $1.9 billion at September 30, 2013, compared to $1.8 billion at December 31, 2012.  Credit performance has been strong and delinquency low.  Historical loss experience has been very low.

Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

The following table summarizes MPF loans by product types (par values, in thousands):

Table 6.1:                                             MPF by Loss Layers

	September 30, 2013	December 31, 2012

Original MPF (a)	$446,686	$444,339
MPF 100 (b)	8,019	11,237
MPF 125 (c)	1,100,622	988,061
MPF 125 Plus (d)	238,366	299,431
Other	109,410	69,458
Total Par MPF Loans	$1,903,103	$1,812,526

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                                             Mortgage Loans — Conventional and Insured Loans

	September 30, 2013	December 31, 2012

Federal Housing Administration and Veteran Administration insured loans	$109,318	$69,302
Conventional loans	1,793,694	1,743,068
Others	92	156

Total par value	$1,903,104	$1,812,526

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

Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.

Below is our MPF loan concentration:

Table 6.3:                                             Concentration of MPF Loans

	September 30, 2013		December 31, 2012
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	69.9%	60.3%	69.7%	59.4%

Table 6.4:                                             Top Five Participating Financial Institutions — Concentration (par values, dollars in thousands)

	September 30, 2013
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Federal Savings and Loan Association	$317,174	16.67%
Manufacturers and Traders Trust Company	238,945	12.56
Investors Bank	171,843	9.03
Elmira Savings Bank	112,168	5.89
Watertown Savings Bank (Watertown, NY)	83,691	4.40
All Others	979,191	51.45

Total (a)	$1,903,012	100.00%

	December 31, 2012
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$300,153	16.56%
Astoria Federal Savings and Loan Association	289,318	15.96
Investors Bank	168,881	9.32
Elmira Savings Bank	88,845	4.90
First Choice Bank	85,344	4.71
All Others	879,829	48.55

Total (a)	$1,812,370	100.00%

(a) Totals do not include de minimis amounts of non-MPF loans.

Table 6.5:                                             Roll-Forward First Loss Account (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Beginning balance	$18,794	$16,255	$18,436	$13,622

Additions	603	1,585	2,478	4,460
Resets(a)	—	(8)	(1,226)	(8)
Charge-offs	—	(138)	(291)	(380)
Ending balance	$19,397	$17,694	$19,397	$17,694

(a) For the Original MPF, MPF 100, MPF 125 and MPF 125 Plus products, the Credit Enhancement is periodically recalculated.  If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

Table 6.6:                                             Second Losses and SMI Coverage (in thousands)

	September 30, 2013	December 31, 2012

Second Loss Position (a)	$68,038	$56,449

SMI Coverage - NY share only (b)	$17,593	$17,593

SMI Coverage - portfolio (b)	$17,958	$17,958

(a) Increase due to increase in overall outstanding of MPF.

(b) SMI coverage has remained unchanged because no new master commitments have been added under the MPF Plus Program.

Accrued interest receivable

Other assets

Accrued interest receivable was $171.9 million at September 30, 2013, compared to $179.0 million at December 31, 2012.  Accrued interest receivable was comprised primarily from advances and investments.  Changes in balances represent the timing of coupon receivables from advances and investments at the balance sheet dates.

Other assets included prepayments and miscellaneous receivables, and were $13.8 million and $13.7 million at September 30, 2013 and December 31, 2012.

Deposit Liabilities and Other Borrowings

Deposit liabilities consisted of member deposits, and from time to time may also include deposits from governmental institutions.  Member deposits do not represent a significant source of liquidity.

Member deposits — Deposit programs are for the benefit of our members.  Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market.  Members’ liquidity preferences are the primary determinant of the level of deposits.  Total deposits were $1.6 billion at September 30, 2013, down from $2.1 billion at December 31, 2012.

Borrowings from other FHLBanks — We may borrow from other FHLBanks, generally for a period of one day and at market terms.  There were no significant borrowings in any periods in this report.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continued to be the issuance of consolidated bonds and discount notes.  Consolidated obligation debt outstanding at September 30, 2013 totaled $112.6 billion, an increase of 19.1%, or $18.1 billion from the amount outstanding at December 31, 2012.  The increase was in parallel with 17.9% increase in Total assets at September 30, 2013 compared to December 31, 2012.

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

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	September 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$53,301,950	76.30%	$48,184,085	75.49%
Fixed-rate, callable	6,449,500	9.23	2,685,000	4.21
Step Up, callable	2,126,000	3.04	1,221,000	1.91
Step Down, callable	25,000	0.04	—	—
Single-index floating rate	7,955,000	11.39	11,735,000	18.39

Total par value (a)	69,857,450	100.00%	63,825,085	100.00%

Bond premiums	77,274		102,225
Bond discounts	(25,700)		(23,566)
Hedge value basis adjustments (b)	366,963		804,174
Hedge basis adjustments on terminated hedges (c)	76,074		63,520
FVO - valuation adjustments and accrued interest (d)	9,327		12,883

Total Consolidated obligation-bonds	$70,361,388		$64,784,321

Product mix

(a)         Composition of the funding mix has remained substantially unchanged. We have issued callable bonds and 1-month LIBOR indexed floating rate bonds when spreads and funding needs justified the funding strategies. Callable bonds and 1-month LIBOR floaters were hedged to create floating rate 3-month LIBOR cash flows.

Fair value basis and valuation adjustments — The carrying values of our consolidated obligation bonds included hedge and valuation basis adjustments as reported above.

(b)         The reported carrying value of hedged consolidated bonds is adjusted for changes in their fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged in accordance with hedge accounting rules.  The discounting basis for computing changes in fair values basis for hedges of debt in a fair value hedge is LIBOR for the FHLBNY.  The basis under the methodology resulted in the recognition of $367.0 million in unrealized basis losses at September 30, 2013, compared to $804.2 million at December 31, 2012.  Most of our existing hedged bonds are fixed-rate liabilities, and the debt had been issued in prior years at the then prevailing higher interest rate environment.  In a lower interest rate environment at September 30, 2013 and December 31, 2012, these fixed-rate bonds exhibited unrealized fair value basis losses.

Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were, on average, short- and medium-term.  The valuation basis declined at September 30, 2013, compared to December 31, 2012, as significant amounts of hedged bonds matured in 2013 and were replaced by new issuances that were hedged, and the fair values of new issuances were materially the same as their par values.

(c)          When a hedge is terminated before its stated maturity, the fair values of the debt at the hedge termination date are computed, recorded as a basis adjustment, and amortized on a level yield method to Interest expense.  Unamortized basis adjustments were $76.1 million and $63.5 million at September 30, 2013 and December 31, 2012, and the amounts will be amortized through the contractual maturities of the bonds.

(d)         Carrying values of bonds elected under the FVO include valuation adjustments to recognize changes in fair values.  The discounting basis for computing changes in fair values of bonds elected under the FVO is the observed FHLBank bond yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options of callable bonds, and from the growth or decline in hedge volume.  Consolidated bonds elected under the FVO were also exhibiting fair value losses due to declining yields of equivalent maturity consolidated bonds offered in the bond markets.  Valuation adjustments of $9.3 million and $12.9 million at September 30, 2013 and December 31, 2012 represented the premium over market values.

Hedge volume — Tables 7.2 - 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:                                       Bonds Hedged under Qualifying Hedges

	Consolidated Obligation Bonds
Par Amount	September 30, 2013	December 31, 2012
Qualifying Hedges
Fixed-rate bullet bonds	$26,511,810	$28,587,050
Fixed-rate callable bonds	5,241,000	3,246,000
	$31,752,810	$31,833,050

Bonds elected under the FVO — If at inception of a hedge we do not believe that the hedge would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO if operationally practical.  We would record changes to the fair value of the debt through earnings, and to the extent the debt is economically hedged, record changes to the fair values of the derivatives through earnings.  The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments, so that the debt’s balance sheet carrying values would be its fair value.

Table 7.3:                                       Bonds under the Fair Value Option (FVO)

(Economically hedged)

	Consolidated Obligation Bonds
Par Amount	September 30, 2013	December 31, 2012

Bonds designated under FVO	$21,910,000	$12,728,000

Bonds designated under the FVO were generally economically hedged by interest rate swaps.  Increase in the election of short-term bonds under the FVO was largely in the 2013 second quarter in parallel with advances issued in the quarter and elected under the FVO.  See Table 9.4 for more information.

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

Table 7.4:                                       Economically Hedged Bonds

(Excludes bonds elected under the FVO and hedged economically)

	Consolidated Obligation Bonds
Par Amount	September 30, 2013	December 31, 2012
Bonds designated as economically hedged
Floating-rate bonds (a)	$6,000,000	$7,345,000
Fixed-rate bonds (b)	—	910,000
	$6,000,000	$8,255,000

(a)       Floating-rate debt — Floating-rate bonds indexed to 1-month LIBOR were swapped in economic hedges to 3-month LIBOR with the execution of basis swaps.

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

Consolidated obligation bonds — maturity or next call date (a)

Swapped, callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	September 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$48,707,925	69.72%	$45,720,800	71.63%
Due or callable after one year through two years	11,350,195	16.25	8,358,630	13.10
Due or callable after two years through three years	2,930,835	4.20	4,441,280	6.96
Due or callable after three years through four years	1,143,505	1.64	1,010,010	1.58
Due or callable after four years through five years	1,455,855	2.08	1,315,570	2.06
Thereafter	4,269,135	6.11	2,978,795	4.67

Total par value	69,857,450	100.00%	63,825,085	100.00%

Bond premiums	77,274		102,225
Bond discounts	(25,700)		(23,566)
Hedge value basis adjustments	366,963		804,174
Hedge basis adjustments on terminated hedges	76,074		63,520
FVO - valuation adjustments and accrued interest	9,327		12,883

Total bonds	$70,361,388		$64,784,321

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

The following table summarizes callable and non-callable bonds outstanding (in thousands):

Table 7.6:                                       Outstanding Callable and Non-Callable Bonds — Par Amounts

	September 30, 2013	December 31, 2012
Callable	$8,600,500	$3,906,000
Non-Callable	$61,256,950	$59,919,085

Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (carrying values, in thousands):

Table 7.7:                                       Transferred and Retired Debt

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Debt transferred to another FHLBank	$—	$—	$25,000	$—
Debt extinguished	$—	$60,635	$40,545	$269,125

The FHLBNY typically retires debt to reduce future debt costs when the associated asset is either prepaid or terminated early, and less frequently from unscheduled prepayments of mortgage-backed securities.  When assets are prepaid ahead of their expected or contractual maturities, the FHLBNY also attempts to extinguish debt (consolidated obligation bonds) in order to realign asset and liability cash flow patterns.  The FHLBNY typically receives prepayment fees when assets are prepaid, making us economically whole.  When debt is retired by transferring to another FHLBank, the re-purchases are also at negotiated market rates.  Debt extinguished other than through a transfer (to another FHLBank) is re-purchased from investors through bond dealers.  For losses charged to earnings, see Table 1.12.

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

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.8:                                       Discount Notes Outstanding

	September 30, 2013	December 31, 2012

Par value	$42,266,370	$29,785,543
Amortized cost	$42,261,308	$29,776,704
Fair value option valuation adjustments	808	3,243

Total discount notes (a)	$42,262,116	$29,779,947

Weighted average interest rate	0.06%	0.13%

(a)               In 2013, utilization of discount notes has increased as a funding vehicle primarily due to increase in shorter-term balance sheet assets.

The following table summarizes par amounts of discount notes under the FVO (in thousands):

Table 7.9:                                       Discount Notes under the Fair Value Option (FVO)

Par Amount	September 30, 2013	December 31, 2012

Discount Notes designated under FVO (a)	$598,910	$1,945,744

(a)       Generally, maturing discount notes that had been elected under the FVO were replaced by discount notes that were deemed to be not necessary for the FVO election.  For the debt elected under the FVO, the debt is typically economically hedged in a fair value hedge to convert the fixed-rate exposure of the discount notes to a variable-rate exposure, generally indexed to LIBOR.

The following table summarizes hedges of discount notes (in thousands):

Table 7.10:                                Cash flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2013	December 31, 2012
Discount notes hedged under qualifying hedge (a)	$1,256,000	$1,106,000

(a)   Represented anticipated issuances of discount notes under a cash flow rollover strategy.  For more information, see Cash Flow Hedges under Note 16.  Derivatives and Hedging Activities.

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

Accrued interest payable

Other liabilities

Accrued interest payable — Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Amounts outstanding at September 30, 2013 and December 31, 2012 were $143.9 million and $127.7 million.  Fluctuations in unpaid interest balance on bonds were due to the timing of accruals outstanding at the balance sheet dates, relative to the semi-annual coupon period.

Other liabilities — Other liabilities comprised of unfunded pension liabilities, pass through reserves held at the FRB on behalf of our members, commitments and miscellaneous payables.  Amounts outstanding at September 30, 2013 and December 31, 2012 were $171.0 million and $165.7 million.

Stockholders’ Capital, Retained Earnings, AOCI, and Dividend

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                                       Stockholders’ Capital

	September 30, 2013	December 31, 2012
Capital Stock (a)	$5,482,651	$4,797,457
Unrestricted retained earnings (b)	823,875	797,567
Restricted retained earnings (c)	139,503	96,185
Accumulated Other Comprehensive Loss	(120,905)	(199,380)

Total Capital	$6,325,124	$5,491,829

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

(b)         Unrestricted retained earnings — Net Income in the nine months ended September 30, 2013 was $215.8 million.  We paid $146.2 million to members as dividend in the period, and $43.3 million was set aside towards Restricted retained earnings.  The remaining amount, $26.3 million was added to Unrestricted retained earnings, which grew to $823.9 million at September 30, 2013, up from $797.6 million at December 31, 2012.

(c)          Restricted retained earnings — Restricted retained earnings was established in the third quarter of 2011, and has grown to $139.5 million at September 30, 2013.  The FHLBNY will allocate at least 20% of its net income to a restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  If the Restricted retained earnings target was to be calculated at September 30, 2013 for the FHLBNY, it would have amounted to $941.7 million based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in this report, and in the most recent Form 10-K filed on March 25, 2013.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	September 30, 2013	December 31, 2012

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(55,711)	$(63,471)
Net unrealized gains on available-for-sale securities (b)	13,963	22,506
Net unrealized losses on hedging activities (c)	(58,998)	(137,114)
Employee supplemental retirement plans (d)	(20,159)	(21,301)
Total Accumulated other comprehensive loss	$(120,905)	$(199,380)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at September 30, 2013, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value gains of MBS securities and a grantor trust fund.  Fair values declined due to decline in outstanding balances of AFS securities.

(c)          Cash flow hedge losses — Net loss represents unrealized valuation losses on interest rate swaps in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence for periods up to 15 years.  Fair values of the swaps were in net unrealized loss positions primarily due to the prevailing low interest rates, relative to those prevailing when the hedges were executed.  The decline in valuation losses was due to steepening of longer-term rates at September 30, 2013, relative to December 31, 2012.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.  Discount note expense, which resets every 91 days, is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.  For more information, see Cash Flow Hedges in Note 16. Derivatives and Hedging Activities.Cash flow fair value losses also included unamortized realized net losses of $8.2 million resulting from terminated swaps in a cash flow hedge strategy associated with hedges of anticipated issuance of debt.  Amounts recorded in AOCI are being reclassified as an interest expense over the terms of the issued debt.  The expense is considered as a yield adjustment to the fixed coupons of the debt.

(d)         Employee supplemental plans — Represent minimum additional actuarially determined pension and post-retirement health benefit liabilities that were not recognized through earnings.  Amounts will be amortized as an expense through earnings over an actuarially determined period.

Dividends - By Finance Agency regulation, dividends may be paid out of current earnings or previously retained earnings.  We may be restricted from paying dividends if we do not comply with any of its minimum capital requirements or if payment would cause us to fail to meet any of its minimum capital requirements, including our Retained earnings target as established by the Board of Directors of the FHLBNY.  In addition, we may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or if we fail to satisfy certain liquidity requirements under applicable Finance Agency regulations.  None of these restrictions applied for any period presented.  Dividends are computed based on the weighted average stock outstanding during a quarter, and are declared and paid in the following quarter.  The following table summarizes dividends paid and payout ratios (on all Class B stocks held by members; excludes capital stock held by non-members):

Table 8.3:                                       Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2013	September 30, 2012
Cash dividends paid per share	$3.11	$3.50
Dividends paid (a) (c)	$146,943	$160,023
Pay-out ratio (b)	68.09%	57.80%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of September 30, 2013 and December 31, 2012:

Table 9.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$—	$25
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$15	$146
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$25	$—
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$5	$—
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$14,431	$15,605
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,104	$2,098
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$26,394	$27,308
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8

Table 9.2:                                       Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond`	Economic Hedge of Fair Value Risk	$—	$285
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$—	$625
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$5,241	$3,246
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$15	$—
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$26,497	$28,587
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$31	$—
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,256	$1,106
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$—	$7,345
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$6,000	$—
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$2,510	$—
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$19,400	$12,728
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$599	$1,946

Table 9.3:                                       Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$1,892
Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$410	$530

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:                                       Derivatives Financial Instruments by Product

	September 30, 2013		December 31, 2012
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$42,958,901	$(2,367,609)	$45,011,484	$(3,610,238)
Consolidated obligations-fair value hedges	31,752,810	362,178	31,833,050	803,389
Cash Flow-anticipated transactions	1,287,500	(50,779)	1,106,000	(124,779)
Derivatives not designated as hedging instruments (b)
Advances hedges	23,360	(156)	179,013	(788)
Consolidated obligations hedges	6,000,000	136	8,255,000	3,526
Mortgage delivery commitments	11,989	164	25,217	(32)
Balance sheet	2,692,000	25,364	1,892,000	4,221
Intermediary positions hedges	410,000	191	530,000	325
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	21,910,000	1,324	12,728,000	10,130
Interest rate swaps-consolidated obligations-discount notes	598,910	302	1,945,744	1,674

Total notional and fair value	$107,645,470	$(2,028,885)	$103,505,508	$(2,912,572)

Total derivatives, excluding accrued interest		$(2,028,885)		$(2,912,572)
Cash collateral pledged to counterparties (d)		1,703,028		2,546,568
Cash collateral received from counterparties		(1,600)		(7,700)
Accrued interest		(17,327)		(11,190)

Net derivative balance		$(344,784)		$(384,894)

Net derivative asset balance (d)		$43,536		$41,894
Net derivative liability balance		(388,320)		(426,788)

Net derivative balance		$(344,784)		$(384,894)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but was utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of debt elected under the FVO.

(d)         Net derivative asset balance included $34.4 million and $24.1 million of excess cash collateral posted by the FHLBNY at September 30, 2013 and December 31, 2012.

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

Our credit exposures (derivatives in a net gain position) were to highly-rated counterparties, including a Derivative Clearing Organization (“DCO”).  Our exposures also included open derivative contracts executed on behalf of member institutions, and the exposures were collateralized under standard advance collateral agreements with our members.   For such transactions, acting as an intermediary, we offset the transaction by purchasing equivalent notional amounts of derivatives from unrelated derivative counterparties.  For more information, see Credit Risk due to nonperformance by counterparties, in Note 16.  Derivatives and Hedging Activities.

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

Derivatives Counterparty Credit Ratings

The following tables summarize our fair value exposure to counterparties, their ratings and notional amounts outstanding (in thousands, except number of counterparties):

Table 9.5:                                       Derivatives Counterparty Credit Ratings:

	September 30, 2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$1,000,000	$102	$—	$—	$102
Single-A	4,059,000	6,549	(1,600)	—	4,949
Liability positions with credit exposure
Cleared derivatives	20,481,680	(59,454)	93,870	—	34,416

Total derivative positions with non-member counterparties to which the Bank had credit exposure	25,540,680	(52,803)	92,270	—	39,467

Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	205,000	3,905	—	3,905	3,905

Delivery Commitments
Derivative position with delivery commitments	11,989	164	—	164	164

Total derivative position with members and delivery commitments	216,989	4,069	—	4,069	4,069

Derivative positions with credit exposure	25,757,669	$(48,734)	$92,270	$4,069	$43,536

Derivative positions without credit exposure	81,887,801

Total notional	$107,645,470

	December 31, 2012
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A	$15,606,251	$18,100	$(7,700)	$—	$10,400
Liability positions with credit exposure
Bilateral derivatives
Single-A	8,870,698	(874)	25,000	—	24,126

Total derivative positions with non-member counterparties to which the Bank had credit exposure	24,476,949	17,226	17,300	—	34,526

Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	265,000	7,368	—	7,368	7,368

Delivery Commitments
Derivative position with delivery commitments	25,217	—	—	—	—

Total derivative position with members and delivery commitments	290,217	7,368	—	7,368	7,368

Derivative positions with credit exposure	24,767,166	$24,594	$17,300	$7,368	$41,894

Derivative positions without credit exposure	78,738,342

Total notional	$103,505,508

For bilateral OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.   Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.   In the event of a split rating, the lower rating will apply.   In 2011, S&P downgraded the credit rating of the FHLBank long-term debt from AAA to AA+/Negative and lowered one notch the credit ratings of those FHLBanks rated AAA (including the Federal Home Loan Bank of New York) to AA+/Negative.   In June 2013, S&P revised its outlook from negative to stable.  Moody’s has affirmed the AAA status of the FHLBank’s long-term debt and the AAA credit rating of the FHLBNY.  On the assumption we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $108.5 million at September 30, 2013.   Additional collateral postings upon an assumed downgrade were estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and the exposures as of September 30, 2013.   The aggregate fair value of our derivative instruments that were in a net liability position at September 30, 2013 was approximately $388.3 million.

For Cleared OTC derivatives, the DCO determines margin requirements and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  The FHLBNY was not subject to additional margin calls by its clearing agents at September 30, 2013.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional exposures by significant counterparty by country of incorporation.  The tables also summarize the FHLBNY’s exposure (i.e. when derivative contracts are in a gain position) (dollars in thousands):

Table 9.6:                                       FHLBNY Exposure Concentration (a)

		September 30, 2013
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total
Counterparty	U.S.A.	$20,481,680	19.03%	$34,416	79.05%
Counterparty	France	4,059,000	3.77	4,949	11.37
Counterparty	Canada	1,000,000	0.93	102	0.23
Members and Delivery Commitments		216,989	0.20	4,069	9.35

Total Credit Exposure		25,757,669	23.93	$43,536	100.00%

Counterparties (Liability position)
Counterparty	Germany	13,936,400	12.95
Counterparty	U.S.A.	10,822,293	10.05

Counterparties below 10% aggregate by country
	U.S.A.	35,539,281	33.02
	United Kingdom	12,488,649	11.60
	Switzerland	8,910,178	8.28
	Canada	176,000	0.16
	France	15,000	0.01
		81,887,801	76.07

		$107,645,470	100.00%

		December 31, 2012
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total
Counterparty	Switzerland	$8,870,698	8.57%	$24,127	57.59%
Counterparty	France	8,814,631	8.52	4,201	10.03
Counterparty	U.S.A.	6,791,620	6.56	6,198	14.79
Members and Delivery Commitments		290,217	0.28	7,368	17.59

Total Credit Exposure		24,767,166	23.93	$41,894	100.00%

Counterparties (Liability position)
Counterparty	Germany	14,143,314	13.66
Counterparty	U.S.A.	12,529,188	12.10
Counterparty	U.S.A.	12,007,071	11.60

Counterparties below 10% aggregate by country
	U.S.A.	23,873,304	23.07
	United Kingdom	11,711,684	11.32
	Switzerland	4,097,781	3.96
	Canada	361,000	0.35
	France	15,000	0.01
		78,738,342	76.07

(a)         Notional concentration — We measure concentration by fair value exposure and not by notional.  We have reported fair values for derivative contracts in a gain position, which is our credit exposure due to potential non-performance by derivative counterparties.  Derivative contracts with remaining counterparties were in a liability position in which the swap counterparties were exposed to a default by the FHLBNY.  The FHLBNY’s exposure with such contracts would be measured by the FHLBNY’s inability to replace the contracts at a value that was equal to or greater than the cash posted to the defaulting counterparty.

(b)         Country of incorporation is based on domicile of the ultimate parent company.

(c)          Total notional for all counterparties.   Fair values are reported only when the FHLBNY has an exposure.   Fair values in a liability position represent our exposure to counterparties, and this information is not reported in the above tables.

Table 9.7:                                       Notional and Fair Value by Contractual Maturity (in thousands)

	September 30, 2013		December 31, 2012
	Notional	Fair Value	Notional	Fair Value

Maturity less than one year	$46,774,212	$(2,854)	$46,503,770	$66,329
Maturity from one year to less than three years	28,198,785	(604,575)	22,957,351	(247,655)
Maturity from three years to less than five years	16,243,476	(923,196)	19,184,088	(2,104,432)
Maturity from five years or greater	16,417,008	(498,424)	14,835,082	(626,782)
Delivery Commitments	11,989	164	25,217	(32)
	$107,645,470	$(2,028,885)	$103,505,508	$(2,912,572)

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

In addition, each FHLBank shall provide for contingency liquidity, which is defined as the sources of cash, a FHLBank may use to meet its operational requirements when its access to the capital markets is impeded.   We met our contingency liquidity requirements.   Liquidity in excess of requirements is summarized in the table titled Contingency Liquidity.   Violations of the liquidity requirements would result in non-compliance penalties under discretionary powers given to the Finance Agency under applicable regulations, which include other corrective actions.

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

Quarterly average reserve requirements and actual reserves are summarized below (in millions).   We met these requirements at all times.

The following table summarizes excess deposit liquidity (in millions):

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2013	$1,571	$71,539	$69,968
June 30, 2013	1,721	57,949	56,228
March 31, 2013	1,867	57,676	55,809
December 31, 2012	1,979	61,032	59,053

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

Table 10.2:                                Operational Liquidity

The following table summarizes excess operational liquidity (in millions):

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2013	$8,014	$29,198	$21,184
June 30, 2013	4,851	26,176	21,325
March 31, 2013	7,033	25,763	18,730
December 31, 2012	6,077	23,434	17,357

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2013	$3,004	$29,041	$26,037
June 30, 2013	2,681	26,051	23,370
March 31, 2013	2,135	25,559	23,424
December 31, 2012	1,753	23,412	21,659

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

Cash flows

Cash and due from banks was $11.5 billion at September 30, 2013, compared to $7.6 billion at December 31, 2012.  The following discussion highlights the major activities and transactions that affected our cash flows.  See Table 5.11 for a fuller understanding of cash held at the FRB.  Also see Statements of Cash Flows.

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

Net cash provided by operating activities was $390.0 million in the nine months ended September 30, 2013, compared to $530.2 million in the same period in 2012.  Net cash generated from operating activities was higher than Net income largely as a result of adjustments for noncash items, primarily amounts set aside from Net income for the Affordable Housing Program, amortization of premiums on assets and discounts on liabilities, net changes in accrued interest receivable, and derivative financing elements, which are associated with derivative cash flows with off-market terms.

For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.   We view these swaps to contain “financing elements”, as defined under hedge accounting rules.   The amounts reclassified within the Statements of Cash Flows from Operating expenses to Financing activities were $176.4 million in the nine months ended September 30, 2013 and $201.3 million in the same period in 2012, and represented interest payments to certain swap counterparties for the off-market swaps.

Cash flows from investing activities — Our investing activities predominantly were the advances originated to be held-for-portfolio, the MBS investment portfolios, mortgage loans (MPF) held-for-portfolio, and other short-term interest-earning assets.   In the nine months ended September 30, 2013, investing activities were a net user of cash of $14.8 billion, compared to $17.5 billion in the same period in the prior year.   In both periods, funds were primarily used to fund advance to members, to invest in overnight investments in Federal funds sold, and to acquire mortgage-related investments.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

Outstanding at end of the period (a)	$42,262,116	$29,779,947	$29,050,000	$15,600,000
Weighted-average rate at end of the period	0.06%	0.13%	0.12%	0.19%
Average outstanding for the period (a)	$35,309,376	$26,112,900	$19,516,667 (b)	$15,337,500 (b)
Weighted-average rate for the period	0.09%	0.11%	0.15%	0.20%
Highest outstanding at any month-end (a)	$43,886,582	$33,717,806	$29,050,000	$17,675,000

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

In addition, in the ordinary course of business, the FHLBNY engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the FHLBNY’s balance sheet or may be recorded on the FHLBNY’s balance sheet in amounts that are different from the full contract or notional amount of the transactions.  For example, the Bank routinely enters into commitments to purchase MPF loans from PFIs, and to issues standby letters of credit.  These commitments may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon.  See Note 18. Commitments and Contingencies for information about contractual obligations and commitments.

Legislative and Regulatory Developments

FHFA Developments

Final Rule on Stress Testing.  On September 26, 2013, the FHFA issued a final rule which requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse and severely adverse scenarios, on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year.  The rule provides that the FHFA will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test.  Each FHLBank must publicly disclose the results of its adverse economic conditions stress test.  The final rule became effective October 28, 2013.

Joint Proposed Rule on Credit Risk Retention for ABS. On September 20, 2013, the FHFA with other U.S. federal regulators jointly issued a proposed rule with a comment deadline of October 30, 2013, which proposes requiring ABS sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.  The proposed rule would exempt agency MBS from the risk-retention requirements so long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all interests in the issued security.  Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements.

If adopted as proposed, the rule could reduce the number of loans originated by our members that are eligible to be pledged to us as collateral to the extent that the risk retention requirements were uneconomic or otherwise had adverse impacts on our members.  A reduction in origination of assets that are eligible to be pledged to us as collateral could, in turn, adversely impact demand for advances.

Other Significant Developments

Basel Committee on Banking Supervision — Final Capital Framework.  In July 2013, the Federal Reserve and the Office of the Comptroller of the Currency (the OCC) adopted a final rule and the FDIC (together with the Federal Reserve and the OCC, the Financial Regulators) adopted an interim final rule, which was amended September 10, 2013, establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•            a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement and an additional capital conservation buffer;

•            revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•            a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Conversely, the new requirements could incent our members to use term advances to create and maintain balance sheet liquidity. Most of our members must begin to comply with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.

Basel Committee on Bank Supervision — Proposed Liquidity Coverage Ratio.  In October 2013, the Financial Regulators issued a proposed rule with a comment deadline of January 31, 2014 for a minimum liquidity coverage ratio (the LCR) applicable to all internationally active banking organizations; bank holding companies; systemically important, non-bank financial institutions designated for Federal Reserve supervision; certain savings and loan holding companies; depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure; and to such depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, consolidated obligations (“COs”) would be categorized as Level 2A HQLAs. This could adversely impact investor demand for COs because their treatment will be less favorable than the treatment of Level 1 HQLAs, potentially resulting in increased funding costs and, in turn, adversely impacting the results of our operations.

National Credit Union Administration (NCUA) Final Rule on Access to Emergency Liquidity.  On October 30, 2013, the NCUA published a final rule requiring, among other things, that federally insured credit unions of $250 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The final rule does not include FHLBank membership as an emergency liquidity source. Accordingly, the final rule may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances.

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

Our primary tool to achieve the desired risk profile is the use of derivative transactions (also referred to as swaps or derivatives).  All the LIBOR-based advances are long-term advances that are swapped to 3- or 1-month LIBOR or possess adjustable rates which periodically reset to a LIBOR index.  Similarly, a majority of the long-term consolidated obligations are swapped to 3- or 1-month LIBOR.  These features create a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, September 2012, December 2012, March 2013, June 2013 and September 2013 rates were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the third quarter of 2012 and the third quarter of 2013):

	Base Case DOE	-200bps DOE	+200bps DOE
September 30, 2013	1.11	N/A	1.70
June 30, 2013	0.81	N/A	2.25
March 31, 2013	-0.05	N/A	2.55
December 31, 2012	-1.46	N/A	2.02
September 30, 2012	-0.96	N/A	2.43

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

One Year Re-pricing Gap
September 30, 2013	$6.406 Billion
June 30, 2013	$6.182 Billion
March 31, 2013	$5.595 Billion
December 31, 2012	$6.259 Billion
September 30, 2012	$6.155 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2012 and the third quarter of 2013):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
September 30, 2013	N/A	15.45%
June 30, 2013	N/A	14.61%
March 31, 2013	N/A	16.17%
December 31, 2012	N/A	14.21%
September 30, 2012	N/A	17.94%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2012 and the third quarter of 2013):

	Down- shock Change in MVE	+200bps Change in MVE
September 30, 2013	N/A	-2.50%
June 30, 2013	N/A	-3.37%
March 31, 2013	N/A	-3.01%
December 31, 2012	N/A	-1.18%
September 30, 2012	N/A	-1.58%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of September 30, 2013 and December 31, 2012 (in millions):

	Interest Rate Sensitivity
	September 30, 2013
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$18,885	$148	$467	$354	$910
MBS Investments	6,339	210	732	1,182	4,572
Adjustable-rate loans and advances	25,667	—	—	—	—
Net unswapped	50,891	358	1,199	1,536	5,482

Fixed-rate loans and advances	16,957	4,319	16,451	12,813	10,554
Swaps hedging advances	40,531	(2,356)	(15,545)	(12,259)	(10,371)
Net fixed-rate loans and advances	57,488	1,963	906	554	183

Total interest-earning assets	$108,379	$2,321	$2,105	$2,090	$5,665

Interest-bearing liabilities:
Deposits	$1,563	$16	$—	$—	$—

Discount notes	40,095	2,166	—	—	—
Swapped discount notes	(657)	(599)	—	—	1,256
Net discount notes	39,438	1,567	—	—	1,256

Consolidated Obligation Bonds
FHLB bonds	25,268	18,537	14,390	4,364	7,430
Swaps hedging bonds	36,060	(18,155)	(11,864)	(2,095)	(3,946)
Net FHLB bonds	61,328	382	2,526	2,269	3,484

Total interest-bearing liabilities	$102,329	$1,965	$2,526	$2,269	$4,740
Post hedge gaps (a):
Periodic gap	$6,050	$356	$(421)	$(179)	$925
Cumulative gaps	$6,050	$6,406	$5,985	$5,806	$6,731

	Interest Rate Sensitivity
	December 31, 2012
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$15,280	$259	$529	$256	$449
MBS Investments	8,173	220	367	346	3,592
Adjustable-rate loans and advances	14,961	—	—	—	—
Net unswapped	38,414	479	896	602	4,041

Fixed-rate loans and advances	14,845	2,232	12,489	18,645	9,120
Swaps hedging advances	40,889	(1,746)	(11,802)	(18,421)	(8,919)
Net fixed-rate loans and advances	55,734	486	687	224	201

Total interest-earning assets	$94,148	$965	$1,583	$826	$4,242

Interest-bearing liabilities:
Deposits	$2,043	$—	$—	$—	$—

Discount notes	29,315	464	—	—	—
Swapped discount notes	(1,106)	—	—	—	1,106
Net discount notes	28,209	464	—	—	1,106

Consolidated Obligation Bonds
FHLB bonds	29,201	14,454	12,881	2,635	4,794
Swaps hedging bonds	28,481	(13,998)	(10,897)	(915)	(2,671)
Net FHLB bonds	57,682	456	1,984	1,720	2,123

Total interest-bearing liabilities	$87,934	$920	$1,984	$1,720	$3,229
Post hedge gaps (a):
Periodic gap	$6,214	$45	$(401)	$(894)	$1,013
Cumulative gaps	$6,214	$6,259	$5,858	$4,964	$5,977

(a) Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at September 30, 2013.  Based on this evaluation, they concluded that as of September 30, 2013, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

101.01

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL interactive data files: (i) Statements of Condition (Unaudited) at September 30, 2013 and December 31, 2012; (ii) Statements of Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012 (iv) Statements of Capital (Unaudited) for the nine months ended September 30, 2013 and 2012; (v) Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101.01 is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise not subject to the liability of that section.

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

Date: November 8, 2013