Form 10-K
period 2013-12-31
Federal Home Loan Bank of New York
filed 2014-03-24
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2013, the aggregate par value of the common stock held by members of the registrant was approximately $5,278,929,900.  At February 28, 2014, 54,604,913 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2013 Annual Report on Form 10-K

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

The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing. Our members must purchase FHLBNY stock according to regulatory requirements as a condition of membership.  For more information, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings to the financial statements.  The business of the cooperative is to provide liquidity for our members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend.  Since members are both stockholders and customers, our management operates the Bank such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend.

All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district.  With the passage of the Housing Recovery Act of 2008, community development financial institutions (“CDFIs”) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members of a FHLBank.  The expanded membership became effective on February 4, 2010.  One CDFI was eligible and was admitted to membership in 2013.

A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired one of our members.  Because we operate as a cooperative, we conduct business with related parties in the normal course of business and consider all members and non-member stockholders as related parties in addition to the other FHLBanks.  For more information, see Note 18. Related Party Transactions to the financial statements included in this Form 10-K, and also Item 13. Certain Relationships and Related Transactions, and Director Independence in this Form 10-K.

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

We obtain our funds from several sources.  A primary source is the issuance of FHLBank debt instruments, called consolidated obligations, to the public.  The issuance and servicing of consolidated obligations are performed by the Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the 12 FHLBanks.  These debt instruments represent the joint and several obligations of all the FHLBanks.  Because the FHLBanks’ consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody’s Investors Service (Moody’s) and AA+/A-1+ with a stable outlook by Standard & Poor’s Rating Services (Standard & Poor’s) and because of the FHLBanks’ GSE status, the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.  Additional sources of funding are member deposits, other borrowings, and the issuance of capital stock.  Deposits may be accepted from member financial institutions and federal instrumentalities.

We combine private capital and public sponsorship as a GSE to provide our member financial institutions with a reliable flow of credit and other services for housing and community development, and our cooperative ownership structure allows us to pass along the benefit of these low funding rates to our members.  By supplying additional liquidity to our members, we enhance the availability of residential mortgages and community investment credit. Members also benefit from our affordable housing and economic development programs, which provide grants and below-market-rate loans that support members’ involvement in creating affordable housing and revitalizing communities.

We do not have any wholly or partially owned subsidiaries, nor do we have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities.  We have a grantor trust related to employee benefits programs, more fully described in Note 14. Employee Retirement Plans to the financial statements.

Up until June 30, 2011, we were required to make payments to the Resolution Funding Corporation (“REFCORP”) based on a percentage of Net income.  In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (“Capital Agreement”).  The Capital Agreement is intended to enhance the capital position of each FHLBanks, by allocating that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.  Because each FHLBank had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied, the Capital Agreement provides that, with full satisfaction of the REFCORP obligation, each

FHLBanks will contribute 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends.

We are required to set aside a percentage of our income towards an Affordable Housing Program (“AHP”).

The FHLBNY is supervised by the Federal Housing Finance Agency (“FHFA”), which became the independent Federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae), effective July 30, 2008 with the passage of the Housing and Economic Recovery Act of 2008 (the Housing Act).  Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the former Federal Housing Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the FHFA, any court of competent jurisdiction, or operation of law.  The FHFA’s stated mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

Each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Safety and Soundness Act and the FHLBank Act; and the activities of each FHLBank and the manner in which they are operated is consistent with the public interest.  The Finance Agency also ensures that the FHLBNY carries out its housing and community development mission, remains adequately capitalized and able to raise funds in the capital markets.  However, while the Finance Agency establishes regulations governing the operations of the FHLBanks, the Bank functions as a separate entity with its own management, employees and board of directors.

Our website is www.fhlbny.com.  We have adopted, and posted on our website, a Code of Business Conduct and Ethics applicable to all employees and directors.

Market Area

Our market area is the same as the membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  Institutions that are members of the FHLBNY must have their charter or principal places of business within this market area but may also operate elsewhere.  We had 333 and 339 members at December 31, 2013 and 2012.

The most recent market analysis performed using December 31, 2013 data indicated that in our district, there were 46 potential bank and thrift prospects and 527 potential credit union prospects that qualify for membership.  Of these, we consider approximately 43 as appropriate candidates for membership. .  An institution is deemed eligible if its charter is located within the membership district, the institutions issue long-term mortgage loans, and they meet the minimum 10% requirement of total assets invested in residential mortgage loans as a percentage of mortgage related assets.

An appropriate candidate for membership is an institution that is likely to transact advance business with us within a reasonable period of time, so that the stock the potential member will likely be required to purchase under membership provisions will not dilute the dividend on the existing members’ stock.  Characteristics that identify attractive candidates include an asset base of $100 million or greater ($50 million for credit unions), an established practice of wholesale funding, a high loan-to-deposit ratio, strong asset growth, sufficient eligible collateral, and management that has experience with the FHLBanks during previous employment.

We actively market membership through a series of targeted, on-going sales and marketing initiatives.  We compete for business by offering competitively priced products, services and programs that provide financial flexibility to the membership.  The dominant reason institutions join the FHLBNY is access to a reliable source of liquidity.  Advances are an attractive source of liquidity because they permit members to pledge relatively non-liquid assets, such as 1-4 family, multifamily, home equity, and commercial real estate mortgages held in portfolio, to create liquidity.  Advances are attractively priced because of our access to capital markets as a GSE and our strategy of providing balanced value to members.

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies	Institution	Total

December 31, 2013	147	96	81	7	2	333

December 31, 2012	151	101	79	7	1	339

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

We offer our members several correspondent banking services as well as safekeeping services.  The fee income that is generated from these services is not significant.  We also issue standby letters of credit on behalf of members for a fee.  The total income derived from all services was about $9.1 million in 2013, $8.2 million and $5.7 million in 2012 and 2011.  On an infrequent basis, we may act as an intermediary to purchase derivative instruments for members.

We provide our members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  We accomplish this by purchasing eligible conforming fixed-rate mortgages originated or purchased by our members.  Purchases are at negotiated market rates.  For more information, see Acquired Member Assets Programs below and in Note 8.  Mortgage Loans Held-for-portfolio to the financial statements.  However, we do not expect the program to become a significant factor in our operations.  The interest revenues derived from this program were $68.3 million in 2013, $65.9 million and $62.9 million in 2012 and 2011.  The revenues were not a significant source of interest income.

We invest in short-term assets to bolster our liquidity, and invest in long-term mortgage-related securities, primarily mortgage-backed securities to enhance earnings.  The interest income derived from investments were $274.8 million, $313.4 million and $319.4 million in 2013, 2012 and 2011 and represented 34.9%, 34.7% and 33.5% of total interest income for those years.

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

Advances to members, including former members, constituted 70.7% and 73.7% of our total assets of $128.3 billion and $103.0 billion at December 31, 2013 and 2012.  In terms of revenues, interest income derived from advances was $444.6 million, $524.2 million and $571.0 million, representing 56.4%, 58.0% and 59.9% of total interest income in 2013, 2012 and 2011.  Most of our critical functions are directed at supporting the borrowing needs of our members, monitoring the members’ associated collateral positions, and providing member support operations.  For more information about advances, including our underwriting standards, see Note 7. Advances, and Tables 3.1 to 3.12 and the accompanying discussions in this MD&A.

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

Acquired Member Assets Programs

Utilizing a risk-sharing structure, the FHLBanks are permitted to acquire certain assets from or through their members.  These initiatives are referred to as Acquired Member Assets (“AMA”) programs.  At the FHLBNY, the Acquired Member Assets initiative is the Mortgage Partnership Finance (“MPF®”) Program, which provides members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  In the MPF Program, we purchase conforming fixed-rate mortgages originated or purchased by our members.  Members are then paid a fee for assuming a portion of the credit risk of the mortgages that we acquired.  Members assume credit risk by providing a credit enhancement to us or providing and paying for a supplemental mortgage insurance policy insuring us for some portion of the credit risk involved.  This provides a double-A equivalent level of creditworthiness on the mortgages.  The amount of this credit enhancement is fully collateralized by the member.  We assume the remainder of the credit risk along with the interest rate risk of holding the mortgages in the MPF loan portfolio.

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

For additional discussion on our mortgage loans and their related credit risk, see Note 8. Mortgage Loans Held-for-Portfolio to the financial statements.  Also see Tables 5.1 to 5.6 and accompanying discussions in this MD&A.

Correspondent Banking Services

We offer our members an array of correspondent banking services, including depository services, wire transfers, settlement services, and safekeeping services.  Depository services include processing of customer transactions in “Overnight Investment Accounts,” the interest-bearing demand deposit account each customer has with us.  All customer-related transactions (e.g. deposits, Federal Reserve Bank settlements, advances, securities transactions, and wires) are posted to these accounts each business day.  Wire transfers include processing of incoming and outgoing domestic wire transfers, including third-party transfers.  Settlement services include automated clearinghouse and other transactions received through our accounts at the Federal Reserve Bank as correspondent for members and passed through to our customers’ Overnight Investment Accounts with us.  Through a third party, we offer customers a range of securities custodial services, such as settlement of book entry (electronically held) and physical securities.  We encourage members to access these products through 1Linksm, an Internet-based delivery system we developed as a proprietary service.  Members access the 1Link system to obtain account activity information or process wire transfers, book transfers, security safekeeping and advance transactions.

Affordable Housing Program and Other Mission Related Programs

Federal Housing Finance Agency regulation Part 1292.5 (“Community Investment Cash Advance Programs”) states in general that each FHLBank shall establish an Affordable Housing Program in accordance with Part 1291, and a Community Investment Program.  As more fully discussed under the section “Assessments” in this Form 10-K, the 12 FHLBanks together, must annually set aside for the Affordable Housing Program the greater of $100 million or 10% of regulatory defined net income.  For more information, see Background and Note 11.  Affordable Housing Program to the financial statements.

The FHLBank may also offer a Rural Development Advance program, an Urban Development Advance program, and other Community Investment Cash Advance programs.

Affordable Housing Program (“AHP”).  We meet this requirement by allocating 10% of the previous year’s regulatory defined net income to our Affordable Housing Program each year.  The Affordable Housing Program helps our members meet their Community Reinvestment Act responsibilities.  The program gives members access to cash grants and subsidized, low-cost funding to create affordable rental and home ownership opportunities, including first-time homebuyer programs.  Within each year’s AHP allocation, we have established a set-aside program for first-time homebuyers called the First Home Clubsm.  The FHLBNY may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions. Household income qualifications for the First Home Club are the same as for the competitive AHP.  Qualifying households can receive matched funds at a 4:1 ratio, up to $7,500 to help with closing costs and/or down payment assistance.  Households are also required to attend counseling seminars that address personal budgeting and home ownership skills training.  For each household that completes the purchase of their first home, we provide up to $500 to the sponsoring member bank to defray the cost of counseling.

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

Investments

We maintain portfolios of investments to provide additional earnings and for liquidity purposes.  Investment income also bolsters our capacity to fund Affordable Housing Program projects, to cover operating expenditures, and up until June 30, 2011, to also satisfy the Resolution Funding Corporation (REFCORP) assessment.  To help ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term investments issued by highly-rated financial institutions.  The investments may include overnight Federal funds, term Federal funds, securities purchased under agreements to resell, interest-bearing deposits, and certificates of deposit.  We further enhance our interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale.  These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises.  Our long-term investments also include a smaller portfolio of privately issued mortgage-backed and residential asset-backed securities, which were primarily acquired prior to 2004.

For more information, see Note 4. Federal Funds Sold and Securities Purchased Under Agreements to Resell, Note 5. Held-To-Maturity Securities, and Note 6. Available-for-Sale Securities.  Also see Tables 4.1 through 4.13 and accompanying discussions in this MD&A.

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as consolidated obligations, in the U.S. and global capital markets.  Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks.  Consolidated obligations are not obligations of the United States, and the United States does not guarantee them.  The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  The Office of Finance (or the “OF”) has authority to issue joint and several debt on behalf of the FHLBanks.  At December 31, 2013 and 2012, the par amounts of consolidated obligations outstanding, bonds and discount notes for all 12 FHLBanks was $0.8 trillion and $0.7 trillion, compared to $118.8 billion and $93.6 billion issued and outstanding at those dates by the FHLBNY.

For more information, see Note 10.  Consolidated Obligations to the financial statements in this Form 10-K.  Also see Tables 6.1 to 6.11 and accompanying discussions in this MD&A.

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

The Global Debt Program — provides the FHLBanks with the ability to distribute debt into multiple primary markets across the globe.  FHLBank global bonds are known for their variety and flexibility; all can be customized to meet changing market demand with different structures, terms and currencies.  Global Debt Program bonds are available in maturities ranging from one year to 30 years, with the majority of global issues between one and five years.  The Global Issuance Program, which is also conducted through the Office of Finance has the objective of providing funding to FHLBanks at lower interest costs than consolidated bonds issued through the TAP program because issuances occur less frequently, are larger in size, and are placed by dealers to investors via a syndication process.

The most common Global Debt Program structures have been bullets, floaters and fixed-rate callable bonds with maturities of one to ten years.  Issue sizes are typically from $500 million to $5 billion, and individual bonds can be reopened to meet additional demand.  Bullets are the most common global bonds, particularly in sizes of $3 billion or larger.

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

Retained Earnings and Dividends

We have a Retained Earnings Monitoring and Measurement policy (the “Policy”) (previously referred to as the Retained Earnings and Dividends policy).  The purpose of the Policy is to: (1) establish a process to assess the adequacy of retained earnings in view of our assessment of the market, credit, operational, and other business risks inherent in our operations; (2) establish the priority of contributions to retained earnings relative to other distributions of income; (3) establish a target level of retained earnings, and (4) establish a timeline to achieve the target and to ensure maintenance of appropriate levels of retained earnings.  The objective of this Board approved policy is to preserve the value of our members’ investment with us.  The Policy also states that we want to provide returns on the investment in the Bank’s stock that are sufficient to attract and retain members, and that do not discourage member borrowing.

We may pay dividends from retained earnings and current income.  Per FHFA regulations, our Board of Directors may declare and pay dividends in either cash or capital stock; our practice has been to pay dividends in cash.  Our dividends and our dividend policy are subject to Finance Agency regulations and policies.

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

To achieve the objectives based on the risk profile of our balance sheet.  Management had determined that in 2013, the FHLBNY should maintain $747.8 million in unrestricted retained earnings to cover potential market, credit, operations and earnings risk, and the risk to retained earnings due to projected fair value and non-credit losses in Accumulated other comprehensive income (loss) (“AOCI”).  Actual unrestricted retained earnings were $841.4 million and losses in AOCI were $84.3 million at December 31, 2013.  For 2012, the comparable unrestricted retained earnings target was $532.5 million, and actual retained earnings was $797.6 million and losses in AOCI were $199.4 million at December 31, 2012.  At no time in 2013 or 2012, actual unrestricted retained earnings (net of AOCI losses) were lower than the target.  Management has established an unrestricted retained earnings target of $840 million to be achieved by December 31, 2014.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	December 31,
	2013	2012	2011

Retained earnings, beginning of year	$893,752	$746,237	$712,091
Net Income for the year	304,642	360,734	244,486
	1,198,394	1,106,971	956,577
Dividends paid in the year (a)	(199,868)	(213,219)	(210,340)

Retained earnings, end of year	$998,526	$893,752	$746,237

(a) Dividends are paid in arrears in the second month after quarter end. Dividends are not accrued at quarter end.

Competition

Demand for advances is affected by (among other things) the availability and cost to members of alternate sources of liquidity, including retail deposits and wholesale funding options such as brokered deposits, repurchase agreements and Federal Funds.  Historically, members have grown their assets at a faster pace than retail deposits and capital creating a funding gap.  We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps.  Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers, the U.S. Government and firms capitalizing on wholesale funding platforms (e.g.  “CDARS,” the Certificate of Deposit Account Registry Service).  Certain members may have access to alternative wholesale funding sources such as lines of credit, wholesale CD programs, brokered CDs, deposit thru listing service, and sales of securities under agreements to repurchase.  Of these wholesale funding sources, the brokered CD market is our number one threat as members continue to increase their usage.  An emerging competitor is Deposit Thru Listing Services, which are financial institutions that charge a subscription fee to help banks gather deposits.  We have seen a gradual uptick of these wholesale deposits and thus, have added them to our Market Share Analysis and will enhance our monitoring of the service.  CDARs borrowing activity has been flat, while Repo and Fed Funds have subsided compared to pre-crisis volume; we expect this trend to extend as Advances and brokered CDs continue to take market share.  Large members may also have access to the national and global credit markets. The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors.

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

There is considerable competition among high credit quality issuers in the markets for callable debt and derivatives.  The sale of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been an important source of competitively priced funding for the FHLBNY.  Therefore, the liquidity of markets for callable debt and derivatives is an important determinant of our relative cost of funds.  There can be no assurance that the current breadth and depth of these markets will be sustained.  As a result of the Dodd-Frank legislation, derivative clearing began in 2013.  Though the marginal increase in the cost of funds attributable to clearing has been slight, there can be no assurances costs will remain low and the advent of trading derivatives on a Swap Execution Facility (SEF) during 2014 could generate additional costs.

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

Another source of competition is the acquisition of a FHLBNY member bank by a member of another FHLBank.  Under Finance Agency regulations, if the charter residing within our district is dissolved, the acquired institution is considered as a non-member and cannot borrow additional funds from us.  In addition, the non-member may not renew advances when they mature.  Our former members, who attained non-member status by virtue of being acquired, had advances borrowed and outstanding of $382.2 million and $427.3 million at December 31, 2013 and 2012.  Capital stock held by a former members is a non-member stock, which under Generally Accepted Accounting Principles in the United States (“GAAP”) is a liability.  The outstanding balances of such stock were $24.0 million and $23.1 million at December 31, 2013 and 2012.

Oversight, Audits, and Examinations

We are supervised and regulated by the Federal Housing Finance Agency (“Finance Agency”), which was created on July 30, 2008, when the President signed the Housing and Economic Recovery Act of 2008 into law, which created a regulator with all of the authorities necessary to oversee vital components of our country’s housing GSEs-Fannie Mae, Freddie Mac, and the Federal Home Loan Banks.  In addition, this law combined the staffs of the Office of Federal Housing Enterprise Oversight (“OFHEO”), the Federal Housing Finance Board (“FHFB”), and the GSE mission office at the Department of Housing and Urban Development (“HUD”).  The establishment of the Finance Agency was intended to promote a stronger, safer U.S. housing finance system, affordable housing and community investment through safety and soundness oversight of Fannie Mae, Freddie Mac and the Federal Home Loan Banks.

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

Personnel

As of December 31, 2013, we had 258 full-time employees.  No part-time employees were employed as of December 31, 2013.  As of December 31, 2012, we had 269 full-time and 3 part-time employees.  The employees are not represented by a collective bargaining unit, and we consider our relationship with employees to be good.

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

Affordable Housing Program (“AHP”) Assessments. — Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program.  Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of regulatory net income.  Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for Affordable Housing Program, and prior to June 30, 2011, after the assessment for REFCORP.  The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency.  We accrue the AHP expense monthly.

We charge the amount set aside for the Affordable Housing Program to income and recognize the amounts set aside as a liability.  We relieve the AHP liability as members use subsidies.  In periods where our regulatory income before Affordable Housing Program and REFCORP (prior to the termination of the REFCORP obligation on June 30, 2011) is zero or less, the amount of AHP liability is equal to zero, barring application of the following.  If the result of the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 12 FHLBanks.  There was no shortfall in the years ended 2013, 2012 and 2011.

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

Negative information about us, the FHLBanks or housing GSEs, in general, could adversely impact our cost and availability of financing. Negative information impacting us or any other FHLBank, such as material losses or increased risk of losses, could also adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, could adversely impact us. The housing GSEs — Fannie Mae, Freddie Mac, and the FHLBanks — issue highly rated agency debt to fund their operations. From time to time, negative announcements by any of the housing GSEs concerning accounting problems, risk-management issues, and regulatory enforcement actions have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk. Similar announcements by the FHLBanks may contribute to this pressure on debt pricing.  One possible source of information that impacts us could come from plans for housing GSE reform.  Such plans, including those introduced by the U.S. Treasury and HUD proposed certain recommendations for the reform of the housing GSEs.  Although the focus of those recommendations is on Fannie Mae and Freddie Mac, the proposal includes certain recommendations for the FHLBanks.  The proposed reforms could affect the FHLBanks’ current business activities with their members, particularly large financial institutions.  These recommendations include reducing and altering the composition of FHLBanks investment portfolios, limiting the level of advances outstanding to individual members and restricting membership to allow each financial institution, inclusive of its affiliates, to be an active member in only a single FHLBank.  Other recommendations or other plans could result in market uncertainty regarding the status of U.S. federal government support of housing GSEs, in general, including the FHLBanks, and our cost of financing could be adversely impacted as a result.

Any such negative information or other factors could result in the FHLBanks having to pay a higher rate of interest on COs to make them attractive to investors. If we maintain our existing pricing on our advances products and other services notwithstanding increases in CO interest rates, the spreads we earn would fall and our results of operations would be adversely impacted.  If, in response to this decrease in spreads, we change the pricing of our advances, the advances may be less attractive to members and the amount of new advances and our outstanding advance balances may decrease.  In either case, the increased cost of issuing COs could adversely impact our financial condition and results of operations.

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

Business Risks

A loss or change of business activities with large members could adversely affect the FHLBNY’s results of operations and financial condition.  We have a high concentration of advances with three member institutions, and a loss or change of business activities with any of these institutions could adversely affect our results of operations and financial condition.  Concentration risk for the FHLBNY is defined as the exposure to loss arising from a disproportionately large number of financial transactions with a limited number of individual customers, with a particular focus on members that have outstanding advances that account for more than 10% of advances by par value to the total par value of all advances outstanding as of a given date. Withdrawal of one or more large members from our membership could result in a reduction of our total assets, capital, and net income.  If one or more of our large members were to prepay their advances or repay the advances as they came due and no other advances were made to replace them, it could also result in a reduction of our total assets, capital, and net income.  Although there were no material prepayments of advances in 2013 from members who accounted for 10% or more of advances, in prior years we have had large members make material prepayments.  For example, Hudson City Savings Bank, FSB (Hudson City), a member which accounted for 6.8% of advances at December 31, 2013, had prepaid $10.5 billion of advances in 2011.  Also, see Business Outlook in this MD&A for discussions with respect to a pending merger between Hudson City and M&T Bank.

At December 31, 2013, three members accounted for 50.8% of total advances - Citibank, N.A. (25.0%), Metropolitan Life Insurance Company (14.4%), and New York Community Bank (11.4%).

While our analysis of the impact of the merger of Hudson City is not expected to have a material adverse impact on our business and results of operations, these are the types of events that we consider to be factors resulting from high concentration of advances.  The timing and magnitude of the effect of a reduction in the amount of advances would depend on a number of factors, including:

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

At December 31, 2013, advances borrowed by insurance companies accounted for 18.5% (23.8% at December 31, 2012) of total advances (See Note 19. Segment Information and Concentration to the financial statements.).  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void FHLBNY’s claims on collateral in the event of an insurance company failure.  Even if ultimately unsuccessful, such a legal challenge could result in a delay in the liquidation of collateral and a loss of market value.

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

Changes in regulatory requirements related to derivative instruments may adversely affect our ability to enter into derivative instruments on acceptable terms.  The ongoing implementation of derivatives regulation under the Dodd-Frank Act could adversely impact the FHLBNY’s ability to execute derivatives to hedge interest rate risk, and would increase our compliance costs and negatively impact our results of operations.  Derivatives regulations under the Dodd-Frank Act have impacted and will continue to substantially impact the derivatives markets by, among other things: (i) requiring extensive regulatory and public reporting of derivatives transactions; (ii) requiring a wide range of over-the-counter derivatives to be cleared through recognized clearing facilities and traded on exchanges or exchange-like facilities; (iii) requiring the collection and segregation of collateral for most uncleared derivatives; and (iv) significantly broadening limits on the size of positions that may be maintained in specified derivatives.  These market structure reforms will make many derivatives products more costly to execute, may significantly reduce the liquidity of certain derivatives markets and could diminish customer demand for covered derivatives.  Those changes could negatively impact the FHLBNY’s ability to execute derivatives in a cost efficient manner, which could have an adverse impact on its results of operations.  Numerous aspects of the new derivatives regime require costly and extensive compliance systems to be put in place and maintained.

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

Market and Economic Risks

The FHLBNY’s funding depends on its ability to access the capital markets.  Our primary source of funds is the sale of consolidated obligations in the capital markets.  Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are, for the most part, beyond our control.  Accordingly, we may not be able to obtain funding on acceptable terms, if at all.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.  If additional reforms are legislated over money market funds, they may have an adverse impact on the FHLBank discount note pricing, given that the funds are significant sponsors of short-term FHLBank debt.  Ongoing changes to the regulatory environment that affect bank counterparties and debt underwriters could adversely affect our ability to access the debt markets or the cost of that funding.

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

Credit Risks

Changes in the credit ratings on FHLBank System consolidated obligations may adversely affect the cost of consolidated obligations, which could adversely affect FHLBNY’s financial condition and results of operations.  FHLBank System consolidated obligations have been assigned Aaa/P-1 and AA+/A-1+ ratings by Moody’s and S&P.  The outlook for the FHLBank debt by both S&P and Moody’s is stable.  Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect the cost of funds of one or more FHLBanks, including the FHLBNY, and the ability to issue consolidated obligations on acceptable terms.  A higher cost of funds or the impairment of the ability to issue consolidated obligations on acceptable terms could also adversely affect our financial condition and results of operations.  Rating agency downgrades of the debt of the United States could also cause a downgrade in the rating of the FHLBanks.

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

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.  The carrying values of our private-label MBS were $402.0 million at December 31, 2013.  Since 2006, we have made no acquisitions of private-label MBS.  Our investments in private-label MBS are primarily backed by prime, subprime mortgage loans, and many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSROs.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our portfolio of investments in these securities.

Credit losses in 2013 and 2012 were not significant, but if we were to experience high rates of delinquency and an increase in loss severity trends on the loans underlying the private-label MBS, and face challenging macroeconomic factors, such as continuing high unemployment levels and higher than expected troubled residential mortgage loans, we may have to recognize additional credit losses.

We have also invested in securities issued by Housing Finance Agencies (“HFA”), which are held-to-maturity, with a carrying value of $714.9 million as of December 31, 2013.  Generally, the cash flows on these securities are based on the performance of the underlying loans, although these securities generally do include additional credit enhancements.  At the time of purchase, the HFA securities were rated double-A (or its equivalent rating), some have since been downgraded.  Further, the fair values of some of our HFA securities have also fallen, and gross unrealized losses on these securities totaled $54.0 million at December 31, 2013.  Although we have determined that none of these securities is other-than-temporarily impaired, should the underlying loans underperform our projections, we could realize credit losses from these securities.

A rise in delinquency rates on our investments in MPF loans or related adverse trends could adversely impact our results of operation and financial condition.  As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments.  Important factors in determining this allowance are the collateral values supporting our investments in conventional mortgage loans.  The allowance of $5.7 million at December 31, 2013 may prove insufficient if macroeconomic factors worsen, housing prices fall and collateral values decline.  To the extent those risks are realized, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

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

Deteriorating market conditions increase the risk that the FHLBNY’s models may produce unreliable results.  We use market-based information as inputs to our financial models, which are used in making operational decisions and to derive estimates for use in our financial reporting processes. The downturn in the housing and mortgage markets created additional risk regarding the reliability of the models, particularly since the models are regularly adjusted in response to rapid changes in the actions of consumers and mortgagees to changes in economic conditions.  This may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

The departure of key personnel could adversely impact the Bank’s operations.  We rely on key personnel for many of our functions. Our success in retaining such personnel is important to our ability to conduct our operations and measure and maintain risk and financial controls. The ability to retain key personnel could be challenged as the U.S. employment market improves.  We maintain a succession planning program in which we attempt to identify and develop employees who can potentially replace key personnel in the event of their departure, whether due to resignation or normal retirement.

A natural disaster in the Bank’s region could adversely affect the Bank’s profitability and financial condition. A severe natural disaster could damage the Bank’s physical infrastructure and have an adverse effect on the FHLBNY’s business.  Furthermore, portions of the Bank’s region are subject to risks from hurricanes, tornadoes, floods or other natural disasters.  These natural disasters could damage or dislocate the facilities of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances, may adversely affect the viability of the Bank’s mortgage purchase programs or the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas of the Bank’s region.  As an example, in 2012, Hurricane Sandy struck sections of the New York and New Jersey coast line, and our market area was significantly impacted by the storm which resulted in widespread flooding, wind damage, and power outages.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

All of the stock of the FHLBNY is owned by our members.  Stock may also be held by former members as a result of having been acquired by a non-member institution.  We conduct our business in advances and mortgages exclusively with stockholder members and housing associates(1).  There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded.  It may be redeemed at par value upon request, subject to regulatory limits.  The par value of all FHLBNY stock is $100 per share.  These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended.  At December 31, 2013, we had 333 members, who held 55,714,002 shares of capital stock between them.  At December 31, 2013, former members held 239,940 shares.  At December 31, 2012, we had 339 members, who held 47,974,566 shares of capital stock between them.  Former members held 231,433 shares.  Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

Note 1: Housing associates are defined as entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity.  At December 31, 2013, we had 8 housing associates as members.  Advances made to Housing associates totaled $6.7 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Dividends from a calendar quarter’s earnings are paid(a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition.  (Dollars in thousands):

	2013				2012				2011
Month Paid	Amount		Dividend Rate	Month Paid	Amount		Dividend Rate	Month Paid	Amount		Dividend Rate

November	$53,923		4.00%	November	$55,352		4.50%	November	$47,198		4.00%
August	47,665		4.00	August	51,505		4.50	August	48,987		4.50
May	46,293		4.00	May	50,394		4.50	May	49,635		4.50
February	52,986		4.50	February	58,124		5.00	February	67,269		5.80

	$200,867	(b)			$215,375	(b)			$213,089	(b)

(a)         The table above reports dividend on a paid basis and includes payments to former members as well as members.  Dividends paid to former members were $1.0 million, $1.8 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011.

(b)         Includes dividends paid to non-members that are classified as interest expense for accounting purposes.

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

ITEM 6.            SELECTED FINANCIAL DATA.

Statements of Condition	Years ended December 31,
(dollars in millions)	2013	2012	2011	2010	2009

Investments (a)	$20,084	$17,459	$14,236	$16,739	$16,222
Advances	90,765	75,888	70,864	81,200	94,349
Mortgage loans held-for-portfolio, net of allowance for credit losses (c)	1,928	1,843	1,408	1,266	1,318
Total assets	128,333	102,989	97,662	100,212	114,461
Deposits and borrowings	1,929	2,054	2,101	2,454	2,631
Consolidated obligations, net
Bonds	73,275	64,784	67,441	71,743	74,008
Discount notes	45,871	29,780	22,123	19,391	30,828
Total consolidated obligations	119,146	94,564	89,564	91,134	104,836
Mandatorily redeemable capital stock	24	23	55	63	126
AHP liability	123	135	127	138	144
REFCORP liability	—	—	—	22	24
Capital
Capital stock	5,571	4,797	4,491	4,529	5,059
Retained earnings
Unrestricted	842	798	722	712	689
Restricted	157	96	24	—	—
Total retained earnings	999	894	746	712	689
Accumulated other comprehensive loss	(84)	(199)	(191)	(97)	(145)
Total capital	6,486	5,492	5,046	5,144	5,603
Equity to asset ratio (d)	5.05%	5.33%	5.17%	5.13%	4.90%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2013	2012	2011	2010	2009

Investments (a)	$27,710	$25,265	$20,486	$17,693	$15,987
Interest-bearing balance at FRB (b)	—	—	—	—	6,046
Advances	80,245	72,720	75,202	85,908	98,966
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,912	1,624	1,314	1,281	1,386
Total assets	112,780	102,821	100,911	108,100	125,461
Interest-bearing deposits and other borrowings	1,683	2,246	2,301	4,650	2,095
Consolidated obligations, net
Bonds	65,502	65,598	68,028	72,136	71,860
Discount notes	36,872	26,113	21,442	21,728	41,496
Total consolidated obligations	102,374	91,711	89,470	93,864	113,356
Mandatorily redeemable capital stock	24	38	58	83	137
AHP liability	124	131	132	142	135
REFCORP liability	—	—	5	9	21
Capital
Capital stock	5,054	4,634	4,476	4,699	5,244
Retained earnings
Unrestricted	808	752	707	672	558
Restricted	124	58	4	—	—
Total retained earnings	932	810	711	672	558
Accumulated other comprehensive loss	(149)	(200)	(129)	(116)	(106)
Total capital	5,837	5,244	5,058	5,255	5,696

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)
(except earnings and dividends per	December 31,
share, and headcount)	2013	2012	2011	2010	2009
Net income	$305	$361	$245	$276	$571
Net interest income (e)	421	467	509	457	701
Dividends paid in cash (f)	200	213	210	252	265
AHP expense	34	40	27	31	64
REFCORP expense	—	—	31	69	143
Return on average equity (g)	5.22%	6.88%	4.83%	5.24%	10.02%
Return on average assets	0.27%	0.35%	0.24%	0.25%	0.45%
Net OTTI impairment losses	—	(2)	(6)	(8)	(21)
Other non-interest income (loss)	13	33	(75)	23	185
Total other income (loss)	13	31	(81)	15	164
Operating expenses (h)	83	82	109	85	76
Finance Agency and Office of Finance expenses	13	14	13	10	8
Total other expenses	96	96	122	95	84
Operating expenses ratio (i)	0.07%	0.08%	0.11%	0.08%	0.06%
Earnings per share	$6.06	$7.78	$5.46	$5.86	$10.88
Dividends per share	$4.12	$4.63	$4.70	$5.24	$4.95
Headcount (Full/part time)	258	272	276	271	264

(a)         Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, Federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         FRB program commenced in October 2008.  On July 2, 2009, the Bank was no longer eligible to collect interest on excess balances.

(c)          Allowances for credit losses were $5.7 million, $7.0 million, $6.8 million, $5.8 million and $4.5 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

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

(h)         Operating expenses include Compensation and Benefits.

(i)            Operating expenses as a percentage of total average assets.

Supplementary financial data for each quarter for the years ended December 31, 2013 and 2012 are presented below (in thousands):

	2013 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$209,494	$197,524	$184,306	$196,371
Interest expense	92,217	91,561	89,110	93,347

Net interest income	117,277	105,963	95,196	103,024

(Reversal)/Provision for credit losses on mortgage loans	(80)	(151)	242	(37)
Other income (loss) (a)	7,183	(15,046)	21,721	(514)
Other expenses and assessments	35,718	29,732	32,154	32,584
	28,455	44,627	10,675	33,061
Net income	$88,822	$61,336	$84,521	$69,963

	2012 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$210,431	$229,157	$231,818	$232,138
Interest expense	103,222	111,661	110,810	110,983

Net interest income	107,209	117,496	121,008	121,155

Provision/(Reversal) for credit losses on mortgage loans	118	234	(202)	861
Other income (loss) (a)	11,743	3,098	(1,770)	18,264
Other expenses and assessments	34,958	31,919	32,928	36,653
	23,333	29,055	34,496	19,250
Net income	$83,876	$88,441	$86,512	$101,905

Interim period - Infrequently occurring items recognized.

(a)         2013 Third quarter —The third quarter results include an out-of-period negative adjustment of $17.2 million to correct overstated net gains on derivatives and hedging activities in the third and fourth quarter of 2012 and the first and second quarter of 2013. The correction had a negative impact of $15.5 million (net after AHP Assessments) on Net income for the three months ended September 30, 2013.  The adjustment did not impact Net interest income.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements.”  These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, and reform legislation.  The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in ITEM 1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements.  As a result, you are cautioned not to place undue reliance on such statements.  The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank. Forward-looking statements include, among others, the following:

•                                          the Bank’s projections regarding income, retained earnings, and dividend payouts;

•                                          the Bank’s expectations relating to future balance sheet growth;

•                                          the Bank’s targets under the Bank’s retained earnings plan; and

•                                          the Bank’s expectations regarding the size of its mortgage loan portfolio, particularly as compared to prior periods.

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

•                                          the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements;

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

•                                          changes in investor demand for COs and/or the terms of interest rate exchange agreements and similar agreements;

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1	Market Interest Rates	26
2.1 - 2.2	Financial Condition	33 - 34
3.1 - 3.12	Advances	35 - 41
4.1 - 4.13	Investments	42 - 49
5.1 - 5.6	Mortgage Loans	50 - 52
6.1 - 6.10	Consolidated Obligations	54 - 57
6.11	FHLBNY Rating	57
7.1 - 7.3	Capital	58 - 59
8.1 - 8.7	Derivatives	60 - 63
9.1 - 9.3	Liquidity	64 - 65
9.4	Short Term Debt	66
9.5 - 9.6	Leverage Limits, Unpledged Asset Requirements, and MBS Limits	67
10.1 - 10.15	Result of Operations	68 - 79
11.1	Assessments	79

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

Special Note: Change in Management. In a Current Report on Form 8-K filed on March 20, 2014, the Bank reported that Alfred A. DelliBovi, the current President & Chief Executive Officer of the FHLBNY, informed the Bank on March 20, 2014 of his decision to retire from the Bank after twenty-one years of service effective as of the close of Bank business on April 1, 2014.

In that Form 8-K, the Bank also announced that Executive Vice President José R. González would succeed Mr. DelliBovi as President and Chief Executive Officer of the Bank effective immediately upon Mr. DelliBovi’s retirement.  Biographical information regarding the background and business experience of Mr. González is described in Item 10 of this Annual Report on Form 10-K.

Financial performance of the Federal Home Loan Bank of New York

	December 31,			Net change in dollar amount
(Dollars in millions, except per share data)	2013	2012	2011	2013	2012

Net interest income before provision for credit losses	$421	$467	$509	$(46)	$(42)
Provision for credit losses on mortgage loans	—	1	3	(1)	(2)

Net OTTI impairment losses	—	(2)	(6)	2	4
Other non-interest income (loss)	13	33	(75)	(20)	108
Total other income (loss)	13	31	(81)	(18)	112
Operating expenses	27	27	29	—	(2)
Compensation and benefits	56	55	80	1	(25)
Net income	$305	$361	$245	$(56)	$116
Earnings per share	$6.06	$7.78	$5.46	$(1.72)	$2.32
Dividend per share	$4.12	$4.63	$4.70	$(0.51)	$(0.07)

2013 Highlights

Results of Operations

We reported 2013 Net income of $304.6 million, or $6.06 per share, compared to 2012 Net income of $360.7 million, or $7.78 per share, and 2011 Net income of $244.5 million, or $5.46 per share.  The return on average equity, which is Net income divided by average shareholders’ equity (Capital stock, Retained earnings and Accumulated other comprehensive income, or “AOCI”), was 5.22% in 2013, compared to 6.88% in 2012, and 4.83% in 2011.

Net Income — 2013 Net income was lower primarily driven by lower Net interest income primarily due to spread compression.  Other income was also lower compared to the prior year, which benefitted from higher fair value gains of $47.3 million on Derivatives and hedging activities, compared to $8.2 million in 2013.  Derivative and hedging gains were unrealized, and the year-over-year volatility was primarily due to changes in interest rates, and due to the reversal of previously recorded gains when hedges matured or approached maturity in 2013.  Derivative and hedging gains and losses sum to zero at maturity of the derivatives and hedged instruments.

•                  Net interest income — Net interest income is the principal source of our Net Income.  2013 Net interest income (before provisions for credit losses) was $421.5 million, and declined by 9.7%, or $45.4 million.  The level of short-term interest rates, as represented by the 3-month LIBOR and the overnight Federal funds rate has an impact on net interest income.  In a lower interest rate environment in 2013 for short-term interest rates, asset yields and debt costs have declined.  On an aggregate basis, asset yields declined by 18 basis points, while cost of funding declined by 11 basis points.

•                  Asset yields declined, as high yielding fixed rate advances continued to be prepaid or have matured.  Furthermore, high yielding fixed rate vintage MBS have also been paying down and were replaced in 2013 by fixed rate MBS with lower coupons in line with a declining yield curve environment.  In 2013, we acquired $2.9 billion GSE issued fixed-rate MBS and $0.5 billion of floating rate MBS.  As a result mortgage-backed securities were purchased when they met our risk reward parameters, and our investment portfolio grew by just $0.7 billion.  The pricing of GSE issued MBS has remained tight, primarily due to low origination volume, and the Federal Reserve Board’s (“FRB”) quantitative easing actions in 2013 that included monthly purchases of significant quantities of GSE-issued MBS.  The yields on our existing book of floating rate LIBOR indexed advances have been declining in parallel with lower LIBOR in 2013, and pricing was even tighter than for fixed-rate GSE issued MBS, and the floating rate portfolio was allowed to decline with contractual paydowns.  The average earning assets grew in 2013 driven by the growth in advances, but its favorable impact on Net interest income was not enough to offset the impact from the adverse change in net spreads between earnings assets and interest costing liabilities.

•                  Cost of funding was not as favorable in 2013 as in the prior year, in part due to tighter funding spreads relative to LIBOR, particularly at the short- and intermediate end of the yield curve, and in part due to market pricing and relatively higher yields paid to investors on new issuances of the FHLBank discount notes and bonds.  The decline of the 3-month LIBOR has continued to have a negative impact on debt swapped to sub-LIBOR levels, driving up the cost of debt swapped to LIBOR.  When the 3-month LIBOR declines to very low levels, there is very little room for the spread to remain at a level that is consistent with the credit rating ascribed to the FHLBank debt, resulting in higher LIBOR based funding costs.  In addition, FHLBank bonds issued in 2013 were at less favorable spreads as in prior years, as global capital markets have stabilized, after several years of uncertainty following the European credit turmoil, and in 2011, the U.S. sovereign ratings downgrade.

•                  Other Income (loss)

•                  Debt buy-back charges — In 2013, debt buy-back activity was modest, compared to 2012.  Consolidated bonds bought back aggregated $80.0 million, compared to $268.6 million in 2012.  Expense charged to earnings was $9.6 million in 2013, compared to $24.1 million in 2012.

•                  Derivative and hedging gains and losses — Derivatives and hedging activities resulted in gains of $8.2 million in 2013, down from $47.3 million in 2012.  In 2013, interest rate swaps in economic hedges of debt matured, and previously recorded fair value gains reversed.  In the period when a derivative matures, cumulative fair value gains and losses sum to zero.

•                  Instruments held at fair value — Consolidated obligation debt and Advances elected under the FVO reported net fair value gains of $4.6 million in 2013, compared to $0.3 million in 2012.  Recognition of net gains was primarily due to reversal of previously recorded cumulative fair value losses of certain FVO debt that matured in 2013.

•                  Credit impairment of investment securities — No OTTI was recorded in 2013, and when cash flow shortfalls were observed for a few bonds, market pricing of those bonds were greater than the amortized costs of the bonds, making it unnecessary to record OTTI losses.  In 2013, we identified improvements in cash flows on certain previously credit OTTI non-agency PLMBS, and $0.2 million was recorded as accretable yield to investment income.  In 2012, OTTI charges were $2.1 million.

•                  Operating expenses, Compensation and benefits, and allocated expenses paid to the Office of Finance and the Finance Agency — Operating expenses were $27.6 million and Compensation and benefit expenses were $55.7 million in 2013.  Expenses were almost unchanged from last year.  We are continuing to benefit from MAP 21, the pension relief measure under a bill enacted by Congress in 2012.  The relief will be phased out starting in 2014.  Our share of expenses of the Office of Finance and the Finance Agency was $12.9 million in 2013, a little lower than $13.7 million in 2012.

•                  Affordable Housing Program (“AHP”) assessments — AHP set aside from income totaled $34.0 million in 2013, compared to $40.3 million in 2012.

Quarterly cash dividends, in aggregate $4.12 per share of capital stock were paid to stockholders in 2013, compared to $4.63 in 2012, and $4.70 in 2011.

Financial Condition — December 31, 2013 compared to December 31, 2012

Meeting the liquidity needs of our members is a primary objective of how we manage the Bank.  To meet this objective, our strategy in 2013 and 2012 was to keep our balance sheet in line with the rise and fall of amounts borrowed by members.  Total assets were $128.3 billion at December 31, 2013, compared to $103.0 billion at December 31, 2012, an increase of 24.6%.

Par amounts of advances were $88.7 billion at December 31, 2013, up $16.4 billion, or 22.7%, from the balances at December 31, 2012.  The increase was primarily driven by short-term, variable rate borrowing by a large member.

The member’s outstanding advances were $22.2 billion at December 31, 2013, up from $12.1 billion at December 31, 2012.

Aside from advances, our primary earning assets were GSE-issued mortgage-backed securities, and mortgage loans in the MPF program.  We also held small portfolios of private-label MBS, and bonds issued by state and local government housing agencies.  GSE issued mortgage-backed securities totaled $13.0 billion, or 92.0% of the carrying values of all investment securities.  Private-label issued mortgage-backed securities totaled $402.0 million, or 2.9% of total investment securities.  Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $714.9 million, or 5.1% of total investment securities.

For liquidity purposes, we maintained investments in Federal funds sold, which averaged $14.2 billion in 2013.

Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Outstanding balances of loans under this program stood at $1.9 billion at December 31, 2013, compared to $1.8 billion at December 31, 2012.  Acquisition has not been strong as loan origination by our members has been weak.  Credit performance has remained strong and delinquency low.

Capital ratios and Leverage — Our capital remains strong.  At December 31, 2013, actual risk-based capital was $6.6 billion, compared to required risk-based capital of $0.7 billion.  To support $128.3 billion of total assets at December 31, 2013, the required minimum regulatory capital was $5.1 billion, or 4.0% of assets.  Our actual regulatory capital was $6.6 billion, or 5.1% of assets, exceeding required capital by $1.5 billion.

Balance sheet leverage was 19.8 times shareholders’ equity at December 31, 2013, compared to 18.8 times at December 31, 2012.  The increase was due to higher liquidity at December 31, 2013 in the form of cash balances at the Federal Reserve Banks.  Balance sheet leverage has generally remained consistently steady over the quarters in 2013.

Retained earnings — Unrestricted Retained earnings have grown to $841.4 million at December 31, 2013, up from $797.6 million at December 31, 2012 and $722.2 million at December 31, 2011.  Restricted retained earnings have grown to $157.1 million at December 31, 2013, up from $96.2 million at December 31, 2012.  AOCI losses, a component of shareholders’ equity, were $84.3 million at December 31, 2013, down from $199.4 million at December 31, 2012.  The losses in AOCI are unrealized, and largely represent adverse changes in the fair values of interest rate swaps designated as cash flow hedges of several discount note issuance programs that create long-term fixed-rate funding.  Fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  We expect the long-term hedge programs to remain in place to their contractual maturities, and fair value losses (or gains) will sum to zero over those periods.

Liquidity and Debt — At December 31, 2013, liquid assets included $15.3 billion in cash, primarily at the Federal Reserve Bank of New York, $6.0 billion in overnight Federal funds sold, and $1.6 billion in highly-rated GSE securities that were readily marketable and available-for-sale.  Net cash generated from operating activities was in excess of Net income in 2013, 2012 and 2011.  Our liquidity position remained in compliance with all regulatory requirements, and we do not foresee any changes to that position.  We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.  The primary source of our funds is the issuance of Consolidated obligation bonds and discount notes to the public.  Our GSE status enables the FHLBanks to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.  For more information about our liquidity measures, please see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — Outlook is for lower earnings in 2014 relative to 2013, as we believe short term interest rates will remain low and interest margin will continue to be under pressure.  Investment yields are likely to remain subdued, especially if the mortgage productions remain tight, putting price pressure on new issuances of mortgage-backed securities and MPF loans.  We do not anticipate the FRB’s intended phasing out of purchases of Agency MBS to improve yields in 2014, unless loan production increases.

We do not expect short-term rates, including LIBOR, to rise significantly, and if the low LIBOR continues, it will continue to create downward pressure on our interest income and interest margins.  Higher yielding advances, which are generally long-term fixed rate advances are typically swapped to the 3-month LIBOR.  A low LIBOR also tends to cause FHLBank debt to be issued at narrow spreads to LIBOR, effectively driving up the cost of funds for FHLBanks.  In a swap of the FHLBank debt, the swap counterparty is paid a LIBOR minus a spread; in return, the swap dealer is paid the fixed rate associated with the debt.  When the 3-month LIBOR is very low, there is very little room for the sub-LIBOR spread to widen in line with the credit quality differential between LIBOR and FHLBank issued debt.

Advances — The pace of balance sheet growth experienced in 2013 was driven by growth in advance due to borrowing activities of a few members.  We believe the growth is unlikely to continue unless general economic conditions and particularly the environment for the housing market improve in 2014.  We expect our advance business to decline slightly or, at best, to remain flat in 2014.

We expect limited demand for large intermediate-term advances because many members have adequate liquidity, and other members may be reluctant to borrow intermediate and long-term advances because of the expectation of an extended period of very low interest rates.

Generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability of alternative funding sources that are more attractive (e.g. consumer deposits), the interest rate environment and the outlook for the economy.  Members may choose to prepay advances, based on their expectations of interest rate changes and demand for liquidity.  Demand for advances may also be influenced by the dividend payout rate to members on their investment in our stock.  Members are required to invest in our capital stock in the form of membership stock.  Members are also required to purchase activity stock in order to borrow advances.  Also, see Item 1A. Risk Factors for a discussion on concentration risk.

Pending merger of FHLBNY member banks — Hudson City Bancorp, Inc., and M&T Bank Corporation and Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation.  For more information, see Note 19. Segment Information and Concentration to the financial statements.

Credit impairment of investment securities — No OTTI was recorded in 2013, and when cash flow shortfalls were observed for a few bonds, market pricing of those bonds was greater than the carrying values of the bonds, making it unnecessary to record OTTI losses.  Without continued recovery in the near term such that liquidity continues to expand in the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.

Demand for FHLBank debt — Our primary source of funds is the sale of consolidated obligations in the capital markets.  Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect financial condition and results of our operations.  The pricing of our longer-term debt remains at levels that are still higher than historical levels, relative to LIBOR.  To the extent we receive sub-optimal funding, our member institutions in turn may experience higher costs for advance borrowings.  To the extent the FHLBanks may not be able to issue long-term debt at economical spreads to the 3-month LIBOR, borrowing choices may also be less economical for our members, potentially affecting their demand for advances.

Rating Actions — In July 2013, as a result of affirming the U.S. Government’s Aaa debt rating with the outlook updated to stable from negative, Moody’s affirmed the Aaa long-term deposit ratings of all of the FHLBanks as well as the Aaa long-term bond rating of the FHLBank System and updated the outlook to stable from negative.  At the same time, Moody’s affirmed the Prime-1 short-term deposit ratings of all of the FHLBanks and the Prime-1 short-term bond rating of the FHLBank System.  Standard & Poor’s (“S&P”) has also updated its outlook on the U.S. and the FHLBanks debt to stable from negative, but continues to rate the US. Government and the FHLBanks debt as AA+.  Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.  See FHLBNY Ratings Table 6.11 for more details about ratings and recent rating actions by Moody’s and S&P.

Trends in the Financial Markets

Conditions in Financial Markets.  The primary external factors that affect net interest income are market interest rates and the general state of the economy.  The following table presents changes in key rates over the course of 2013 and 2012 (rates in percent):

Table 1.1:         Market Interest Rates

	December 31,
	2013	2012	2013	2012
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate (a)	0.25%	0.25%	0.25%	0.25%
Federal Funds Effective Rate (b)	0.11	0.14	0.07	0.09
3-Month LIBOR (a)	0.27	0.43	0.25	0.31
2-Year U.S.Treasury (a)	0.30	0.27	0.38	0.25
5-Year U.S.Treasury (a)	1.17	0.76	1.74	0.72
10-Year U.S.Treasury (a)	2.33	1.79	3.03	1.76
15-Year Residential Mortgage Note Rate (a)	3.34	3.15	3.73	2.86
30-Year Residential Mortgage Note Rate (a)	4.20	3.84	4.72	3.52

(a)        Source: Bloomberg L.L.P.

(b)        Source: Board of Governors Federal Reserve System.

Impact of general level of interest rates on the FHLBNY.  The level of interest rates during a reporting period impact our profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital.  As of December 31, 2013 and 2012, investments, excluding mortgage-backed securities, state and local housing agency obligations, and mortgage loans in the MPF program, had stated maturities of less than one year.  We also used derivatives to effectively change the repricing characteristics of a significant proportion of our advances and consolidated obligation debt to match shorter-term LIBOR rates that repriced at intervals of three-month or less.  Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate and the 3-month LIBOR rate, has an impact on profitability.

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

Recently Issued Accounting Standards and Interpretations and Significant Accounting Policies and Estimates.

Recently issued Accounting Standards and Interpretations

For a discussion of recently issued accounting standards and interpretations, see Note 2.  Recently Issued Accounting Standards and Interpretations to the financial statement.

Significant Accounting Policies and Estimates

We have identified certain accounting policies that we believe are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating fair values of certain assets and liabilities, evaluating the impairment of our securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, and accounting for derivatives and hedging activities.  We have discussed each of these significant accounting policies, the related estimates and its judgment with the Audit Committee of the Board of Directors.  For additional discussion regarding the application of these and other accounting policies, see Note 1. Significant Accounting Policies and Estimates to the financial statements.

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

Valuation of Financial Instruments — The following summarizes the valuation techniques for our significant assets and liabilities.  (For more information about fair values of other assets and liabilities, see Note 16. Fair Values of Financial Instruments to the financial statements):

•                  Fair values of derivative instruments — Derivative instruments are valued using internal valuation techniques as no quoted market prices exist for such instruments, and we employ industry standard option adjusted valuation models that generate fair values of interest rate derivatives.

•                  Fair values of hedged assets and liabilities — Fair values of hedged advances and consolidated obligation debt are valued using the Bank’s industry standard option adjusted models.  A significant percentage of fixed-rate advances and consolidated obligation debt are hedged to mitigate the risk of fair value changes that are attributable solely to changes in LIBOR, which is our designated benchmark interest rate.

•                  Fair values of instruments elected under the Fair Value Option — Certain debt and advances elected under the FVO are recorded at their fair values.  Fair values of such instruments are valued using the bank’s industry standard option adjusted models.

•                  Fair values of mortgage-backed securities — We request prices for all mortgage-backed securities from four specific third-party vendors.  Depending on the number of prices received from the four vendors for each security, we select a median or average price as defined by the methodology.  The methodologies also incorporated variance thresholds to assist in identifying median or average prices that may require our further review.  When prices fall outside of variance thresholds, we analyze for reasonableness and incorporate other relevant factors that would be considered by market participants to arrive at a fair value estimate.

•                  Fair values of housing finance agency bonds — Fair values of such instruments were computed using third-party vendor prices, which is reviewed by management.

•                  Fair values of mortgage loans in the MPF program — The FHLBNY calculates the fair value of the mortgage loan portfolio (held-for-portfolio) using internal valuation techniques.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), and adjusted primarily for seasonality.  The fair values of impaired MPF are also based on TBA rates and are adjusted for a haircut value on the underlying collateral value.

Other-than-temporary impairment (“OTTI”)

We evaluate our investments quarterly for impairment to determine if unrealized losses are temporary.  Our evaluation is based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security.  An OTTI has occurred if cash flow analysis determines that a credit loss exists.  To determine if a credit loss exists, management compares the present value of the cash flows expected to be collected to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, irrespective of whether management will be required to sell such a security.

For additional discussion regarding FHLBank impairment and pricing policies for mortgage-backed securities, see Note 1. Significant Accounting Policies and Estimates to the financial statements.  For more information about credit losses due to OTTI, see Note 5. Held-to-Maturity Securities to the financial statements.

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

Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis, we have concluded that bond insurer Assured Guaranty Municipal Corp., can be relied upon for cash flow support for the life of the insured bond.  For MBIA Insurance Corp (“MBIA”), the support period for bonds insured by MBIA could be relied upon through December 31, 2014.  For Ambac Assurance Corp (“AMBAC”), we can rely on the insurer to cover up to 25% of the shortfall, and only through December 31, 2014.

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

Advances — No provisions for credit losses were required.  We have policies and procedures in place to manage our credit risk effectively.  Outlined below are the underlying factors that we use for evaluating our exposure to credit loss.

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

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real estate related assets.  We have never experienced a credit loss on an advance.  Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2013, 2012 and 2011.  At those dates, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

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

For additional discussion regarding underwriting standards, including collateral held to support advances, see Tables 3.2 and 3.3 and accompanying discussions in this MD&A.

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

For additional discussion regarding underwriting standards, allowances for credit losses and credit quality metrics, see Note 8. Mortgage Loans Held-for-portfolio to the financial statements.  Also, see Tables 5.1 to 5.6 and accompanying discussions in this MD&A.

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

For more information, see Note 1. Significant Accounting Policies and Estimates and Note 15. Derivatives and Hedging Activities.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other actions by our regulator.  The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission is likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant Federal Housing Finance Agency (“FHFA”) Developments

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters.  On January 28, 2014, the FHFA published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae and Freddie Mac (together, the “Enterprises”) and the FHLBanks (together with the Enterprises, the “regulated entities”). In addition, the proposed rule would make certain amendments or additions, including provisions to:

•      Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopts an enterprise-wide risk management program and appoints a chief risk officer with certain enumerated responsibilities;

•      Require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•      Require each regulated entity’s board to establish committees specifically responsible for the following matters:(a) risk management; (b) audit; (c) compensation; and (d) corporate governance; and

•      Require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule also states that the FHFA has the authority to review a regulated entity’s indemnification policies, procedures and practices and may limit or prohibit indemnification payments in furtherance of the safe and sound operations of the regulated entity.

Comments on the proposed rule are due by May 15, 2014.

Final Rule on Executive Compensation.  On January 28, 2014, the FHFA issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the FHFA Director to approve, disapprove, modify, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the FHFA. The final rule became effective on February 27, 2014.

Final Rule on Golden Parachute Payments.  On January 28, 2014, the FHFA issued a final rule setting forth the standards that the FHFA will take into consideration when limiting or prohibiting golden parachute payments. The primary impact of this final rule is to better conform existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite FHFA examination rating. The final rule became effective on February 27, 2014.

Final Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members.  On December 23, 2013, the FHFA published an Advisory Bulletin that sets forth standards to guide the FHFA in its supervision of secured lending to insurance company members by the FHLBanks. The guidance asserts that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to insured depository institution members, arising from differences in each state’s statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The standards include consideration of, among other things:

•  an FHLBank’s control of pledged collateral and ensuring it has a first-priority perfected security interest;

•      the use of funding agreements between an FHLBank and an insurance company member to document advances and whether that FHLBank would be recognized as a secured creditor with a first-priority perfected security interest in the collateral;

•      the FHLBank’s documented framework, procedures, methodologies and standards to evaluate an insurance company member’s creditworthiness and financial condition, and the value of the pledged collateral; and

•  whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

Final Rule on Stress-Testing Requirements.  On September 26, 2013, the FHFA issued a final rule that requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse, and severely adverse scenarios, on its earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30th of the previous year. The rule provides that the FHFA will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its severely adverse economic conditions stress test. The final rule became effective October 28, 2013.

Joint Proposed Rule on Credit Risk Retention for Asset-backed Securities.  On September 20, 2013, the FHFA along with other U.S. federal regulators jointly issued a proposed rule, with a comment deadline of October 30, 2013, that proposes requiring asset-backed securities (“ABS”) sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original proposed rule, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features that, based on historical data, are associated with low risk even in periods of a decline in housing prices and of high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements. At this time, the impact of this rule, if adopted, on Bank operations is uncertain.

Other Significant Developments

Regulation of Systemically Important Nonbank Financial Companies.  In 2012, the Financial Stability Oversight Council (“Oversight Council”) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and subject that company to certain heightened prudential standards (commonly referred to as a “systemically important financial institution” or “SIFI”). The Oversight Council will analyze a nonbank financial company for possible SIFI designation under a three-stage process based on the size of the nonbank financial company, the potential threat that the nonbank financial company could pose to U.S. financial stability, and information collected directly from the company. A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities” and thus a “nonbank financial company.” Designation as a SIFI could adversely impact the Bank’s operations and business if additional Federal Reserve standards result in additional costs, liquidity or capital requirements, and/or restrictions on the Bank’s business activities.

Housing Finance and Housing GSE Reform.  Congress continues to consider reforms for U.S. housing finance and the Enterprises, including the resolution of Fannie Mae and Freddie Mac. Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the “Housing Finance Reform Act”) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the “PATH Act”). Both proposals would have direct implications for the FHLBanks if enacted.

While both proposals reflect the FHFA’s efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the “FMIC”) as an independent agency in the Federal government, replacing the FHFA as the primary Federal regulator of the FHLBanks. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBanks would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks would not be issued as consolidated obligations and would not be treated as joint and several obligations of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, Veteran’s Administration (VA), and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of the FHLBanks. Among other things, for merging FHLBanks, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state has at least one member director. In addition, the FHFA would be given the authority, consistent with the authority of other banking regulators, to regulate and examine certain vendors of an FHLBank or an Enterprise. Also, the PATH Act would remove the requirement that the FHFA adopt regulations establishing standards of community investment or service for FHLBanks’ members.

Congress is expected to consider these and other changes to the U.S. housing finance system in the coming months. Any of these proposals likely would have consequences for the FHLBank System and the Bank’s ability to provide readily accessible liquidity to Bank members. However, given the uncertainty of the Congressional process, it is impossible to determine at this time whether or when legislation will be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Money Market Mutual Fund (MMF) Reform.  In 2012, the Oversight Council proposed recommendations for structural reforms of MMFs. The Oversight Council has stated that these reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013, the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The demand for FHLBank consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, these reforms could cause the Bank’s funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact the Bank’s results of operations.

Consumer Financial Protection Bureau (“CFPB”) Final Rule on Qualified Mortgages.  In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable “safe harbor” from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender’s mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (“QM”). QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the FHFA announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower’s current income, current employment status, credit history, monthly mortgage payment, monthly payment for other loan obligations, and total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date it issued the final Ability to Repay/final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due by February 25, 2013.

The QM liability safe harbor could provide incentives to lenders, including the FHLBank’s members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members’ mortgage lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected. At this time, the Bank has not established a policy prohibiting the pledging of non-QM loans as collateral.

Basel Committee on Banking Supervision - Final Capital Framework.  In July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency (the “OCC”) adopted a final rule, and the FDIC (together with the Federal Reserve and the OCC, the Financial Regulators) adopted an interim final rule (which was amended September 10, 2013), establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The FHLBanks are not required to meet Basel III requirements, but many FHLBank members are subject to these new requirements. The new capital framework includes, among other things:

•      a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and an additional capital conservation buffer;

•      revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•      a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some of the Bank’s members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Conversely, the new requirements could create incentives for members to use term advances to create and maintain balance-sheet liquidity. Most of the Bank’s members must begin to comply with the final rule by January 1, 2015, although some larger members were required to begin to comply by January 1, 2014.

Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio.  In October 2013, the Financial Regulators issued a proposed rule with a comment deadline of January 31, 2014, for a minimum liquidity coverage ratio (the “LCR”) applicable to all internationally active banking organizations, bank holding companies, systemically important, non-bank financial institutions designated for Federal Reserve supervision that do not have substantial insurance activities, certain savings and loan holding companies, and depository institutions with $250 billion or more in total assets, or $10 billion or more in consolidated total on-balance sheet foreign exposure; and to such organization’s consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (“HQLAs”) to satisfy the LCR, and these HQLAs are further categorized into Levels 1, 2A or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank consolidated obligations would be Level 2A HQLAs. At this time, the impact of this rule (if adopted) on FHLBank consolidated obligations is uncertain.

National Credit Union Administration Proposed Rule on Access to Emergency Liquidity.  On October 30, 2013, the National Credit Union Administration published a final rule requiring, among other things, that federally-insured credit unions with assets of $250 million or more must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed economic circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The final rule does not include FHLBank membership as an emergency liquidity source. Accordingly, the final rule may adversely impact the Bank’s results of operations if it causes the Bank’s federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances.  The published rule is scheduled to be effective March 31, 2014.

Financial Condition (dollars in thousands):

Table 2.1:                                       Statements of Condition — Year-Over-Year Comparison

			Net change in	Net change in
(Dollars in thousands)	December 31, 2013	December 31, 2012	dollar amount	percentage
Assets
Cash and due from banks	$15,309,998	$7,553,188	$7,756,810	NM %
Federal funds sold	5,986,000	4,091,000	1,895,000	46.32
Available-for-sale securities	1,562,541	2,308,774	(746,233)	(32.32)
Held-to-maturity securities	12,535,928	11,058,764	1,477,164	13.36
Advances	90,765,017	75,888,001	14,877,016	19.60
Mortgage loans held-for-portfolio	1,927,623	1,842,816	84,807	4.60
Derivative assets	43,302	41,894	1,408	3.36
Other assets	202,496	204,363	(1,867)	(0.91)

Total assets	$128,332,905	$102,988,800	$25,344,105	24.61%

Liabilities
Deposits
Interest-bearing demand	$1,865,399	$1,994,974	$(129,575)	(6.50)%
Non-interest-bearing demand	25,941	19,537	6,404	32.78
Term	38,000	40,000	(2,000)	(5.00)

Total deposits	1,929,340	2,054,511	(125,171)	(6.09)

Consolidated obligations
Bonds	73,275,312	64,784,321	8,490,991	13.11
Discount notes	45,870,470	29,779,947	16,090,523	54.03
Total consolidated obligations	119,145,782	94,564,268	24,581,514	25.99

Mandatorily redeemable capital stock	23,994	23,143	851	3.68

Derivative liabilities	349,150	426,788	(77,638)	(18.19)
Other liabilities	398,985	428,261	(29,276)	(6.84)

Total liabilities	121,847,251	97,496,971	24,350,280	24.98

Capital	6,485,654	5,491,829	993,825	18.10

Total liabilities and capital	$128,332,905	$102,988,800	$25,344,105	24.61%

Balance Sheet overview 2013 compared to 2012

Total assets grew over each successive quarter in 2013 in parallel with the growth in advances.  Our mission is to support the liquidity needs of our members, and to meet this mission, our strategy in 2013 and 2012 was to keep our balance sheet generally in line with the rise and fall of amounts borrowed by members.  Total advances represented 70.7% of total assets at December 31, 2013, a little lower than 73.7% at December 31, 2012.

Aside from advances, our primary earning assets were GSE-issued mortgage-backed securities, and mortgage loans in the MPF program held-for-portfolio.  We also hold small portfolios of private-label MBS, and bonds issued by state and local government housing agencies.  For liquidity purposes, we maintain investments in Federal funds sold.

Other than temporary Impairment (OTTI) — Cash flow testing and evaluation of our investment securities did not identify any OTTI in 2013.  In 2012 and 2011, credit OTTI was $2.1 million and $5.6 million.

Capital ratios — Our capital remains strong.  At December 31, 2013, actual risk-based capital was $6.6 billion, compared to required risk-based capital of $0.7 billion.  To support $128.3 billion of total assets at December 31, 2013, the required minimum regulatory capital was $5.1 billion, or 4.0 percent of assets.  Our actual regulatory capital was $6.6 billion, exceeding required capital by $1.5 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2013, balance sheet leverage was 19.8 times shareholders’ equity, compared to 18.8 times at December 31, 2012; the increase was due to higher liquidity at December 31, 2013 in the form of cash balances at the Federal Reserve Bank of New York.  Balance sheet leverage has generally remained steady over the quarters in 2013.  Our balance sheet management strategy in 2013 and 2012 was to keep the changes in balance sheet size in line with the changes in member demand for advances, although from time to time we maintained excess liquidity in highly liquid investments, or cash balances at the FRB to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  This is because changes in shareholders’ capital parallel changes in advances, and the ratio of assets to capital generally remains unchanged.  Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Liquidity and Debt — At December 31, 2013, liquid assets included $15.3 billion in cash, primarily at the Federal Reserve Banks, $6.0 billion in overnight Federal funds sold, and $1.6 billion in highly-rated GSE securities that were readily marketable and available-for-sale.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

The primary source of our funds is the issuance of consolidated obligation bonds and discount notes to the public.  Our GSE status enables the FHLBanks to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.  Our ability to access the capital markets, which has a direct impact on our cost of funds, is dependent to a degree on our credit ratings from the major ratings organizations.  The FHLBank debt performance has withstood the impact of the rating downgrade by S&P in 2011 to AA+ from AAA and the recent controversy surrounding the debt ceiling.  However, we cannot say with certainty the long-term impact of such actions on our liquidity position, which could be adversely affected by many causes both internal and external to our business.  For more information, see Business Outlook in the MD&A in this report.

Among other liquidity measures, the FHFA requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days and that during that period; members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing and “put” advances.  We were in compliance with regulations under both scenarios.  The actual Contingency Liquidity under the 5-day scenario in the fourth quarter of 2013 was $29.4 billion, well in excess of the required $3.0 billion.  We also have other liquidity measures in place — Deposit Liquidity and Operational Liquidity, both of which indicated that our liquidity buffers were in excess of required reserves.  For more information about our liquidity measures, please see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

Advances — Increase in amounts borrowed in 2013 have been driven primarily by several members’ borrowing activity, concentrated around short- and medium-term floating rate advances; the membership in general have also been active with borrowings of shorter-term fixed rate advances.

Table 2.2:                                       Advance Trends

Long-term investment securities — Long-term investment securities are designated as held-to-maturity or available-for-sale.  At December 31, 2013, $1.6 billion securities were available-for-sale, and $12.5 billion securities were held-to-maturity.  GSE issued mortgage-backed securities totaled $13.0 billion, or 92.0% of the carrying values of all investment securities.  Private-label issued mortgage-backed securities totaled $402.0 million, or 2.9% of total investment securities. We have not acquired a privately issued MBS since 2006.  Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $714.9 million, or 5.1% of total investment securities.  The heavy concentration of GSE-issued securities and a declining balance of private-label MBS has been our investment profile for many years.

Mortgage-loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Growth has not been strong as member loan origination was weak.  Purchases exceeded paydowns by $96.1 million in 2013.  Outstanding balances of loans under this program stood at $1.9 billion at December 31, 2013, compared to $1.8 billion at December 31, 2012.  Credit performance has been strong and delinquency low.  Historical loss experience has been very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

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

Member demand for advance products

At December 31, 2013, par amounts of advances were $88.7 billion, up $16.4 billion from the balances at December 31, 2012.  The increase was primarily driven by intermediate term LIBOR-indexed borrowing by a large member, which increased its total advances to $22.2 billion at December 31, 2013, from $12.1 billion at December 31, 2012.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.1:                                       Advances by Product Type

	December 31, 2013		December 31, 2012
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$26,161,800	29.48%	$14,960,800	20.69%
Fixed Rate Advances	45,741,935	51.54	47,067,640	65.11
Short-Term Advances	9,926,676	11.19	6,062,000	8.39
Mortgage Matched Advances	466,602	0.53	369,925	0.51
Overnight & Line of Credit (OLOC) Advances	3,459,411	3.90	2,332,740	3.23
All other categories	2,981,176	3.36	1,498,998	2.07

Total par value	88,737,600	100.00%	72,292,103	100.00%

Hedge valuation basis adjustments	2,022,018		3,595,396
Fair value option valuation adjustments and accrued interest	5,399		502

Total	$90,765,017		$75,888,001

Adjustable Rate Advances (“ARC Advances”) — One member’s outstanding ARC Advances stood at $22.2 billion at December 31, 2013, and of that amount $11.4 billion is expected to mature within six months; $7.8 billion within one year, $2.0 billion within two years and $1.0 billion within three years.  We are unable to predict with certainty if the borrowings will be rolled over at their maturities.

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

Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances has continued to be weak in 2013 as noted by the decline in outstanding balances at December 31, 2013, compared to December 31, 2012.  Generally, members have rolled over maturing Fixed-rate advances with new Fixed-rate advances, and the decline is due to certain members rolling maturing Fixed-rate advances to the Short-term fixed-rate category, which has grown in demand in 2013.  We believe that members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances of advances that are putable have declined steadily in 2013 and stood at $14.5 billion at December 31, 2013, compared to $16.2 billion at December 31, 2012.

Fixed-Rate Advance with a LIBOR Cap — Combines a fixed-rate borrowing with an embedded interest-rate cap in which the rate remains fixed but may be reduced quarterly if 3-month LIBOR rises above the pre-selected cap.  The advance provides protection against rising interest rates (lowers borrower’s cost of funds as rates rise).  It is a flexible medium- and long-term funding option best used to extend liabilities, potentially enhance spreads, and preserve margins.  This was introduced in the 2013 third quarter.  The balance outstanding at December 31, 2013 was $50.0 million and is included in the category Fixed-rate Advances.

Short-term Advances — Short term advances are fixed-rate advances with original maturities of one year or less.  Outstanding amounts have steadily grown over the quarters in 2013 to $9.9 billion at December 31, 2013, up from $6.1 billion at December 31, 2012.

Overnight Advances — Demand for overnight borrowings have fluctuated during 2013.  Member demand for the Overnight Advances reflects the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  Borrowings at December 31, 2013 were $3.5 billion, up from around $2.4 billion to $2.6 billion over the last two quarters in 2013, and $2.3 billion at December 31, 2012.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

Collateral Security

Our members are required by the FHLBank Act to pledge collateral to secure their advances.  Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) Treasury and U.S. government agency securities; (3) mortgage-backed securities; and (4) certain other collateral that is real estate-related, provided that such collateral has a readily ascertainable value and that we can perfect a security interest in that collateral.  We also have a statutory lien priority with respect to certain member assets under the FHLBank Act as well as a claim on FHLBNY capital stock held by our members.  The Housing Act added secured loans for community development activities as collateral that we may accept from community financial institutions.  The Housing Act defined Community financial institutions as FDIC-insured depository institutions having average total assets of less than $1,095.0 million, the total asset cap as of December 31, 2013.  Annually, the Finance Agency will adjust the total assets “cap” to reflect any percentage increase in the preceding year’s Consumer Price Index.

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

We have also established collateral maintenance levels for borrower collateral that are intended to help ensure that the FHLBNY has sufficient collateral to cover credit extensions and reasonable expenses arising from potential collateral liquidation and other unknown factors.  Collateral maintenance levels are designated by collateral type and are periodically adjusted to reflect current market and business conditions.  Maintenance levels for individual borrowers may also be adjusted, based on the overall financial condition of the borrower or another third-party entity involved in the collateral relationship with the FHLBNY.  Borrowers are required to maintain an amount of eligible collateral with a liquidation value at least equal to the borrower’s current collateral maintenance level.

The following table summarizes pledged collateral at December 31, 2013 and 2012 (in thousands):

Table 3.2:                                       Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d)
December 31, 2013	$88,737,600	$8,607,549	$97,345,149	$214,333,471	$35,201,426	$249,534,897
December 31, 2012	$72,292,103	$6,476,174	$78,768,277	$198,755,675	$36,102,089	$234,857,764

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

The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession of the FHLBNY or that of its safekeeping agent (in thousands):

Table 3.3:                                       Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Collateral Pledged for AHP (a)	Total Collateral Received
December 31, 2013	$40,467,253	$209,158,012	$(90,368)	$249,534,897
December 31, 2012	$41,659,988	$193,312,848	$(115,072)	$234,857,764

(a)      Primarily pledged by non-members to cover potential recovery of AHP Subsidy in the event of non-compliance.  This amount is included in the total collateral pledged, and the FHLBNY allocates to its AHP exposure.  Listing Borrowers are required to provide detailed listing of all loans pledged as collateral to the FHLBNY.

Concentration

At December 31, 2013, three members accounted for 50.8% of total advances — Citibank, N.A. (25.0%), Metropolitan Life Insurance Company (14.4%), and New York Community Bank (11.4%).  In 2012, Advance concentration was also distributed across the same three borrowers, although Citibank was the second largest borrower.  For more information, see Note 19. Segment Information and Concentration.

At December 31, 2013, advances borrowed by insurance companies accounted for 18.5% (23.8% at December 31, 2012) of advances.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.

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

Merger Activity

Merger activity is an important factor and, if significant, would contribute to an uneven pattern in advance balances.  Merger activity may result in the loss of new business if a member is acquired by a non-member.  The FHLBank Act does not permit new advances to replace maturing advances to former members.  Advances held by members who are acquired by non-members may remain outstanding until their contractual maturities.  Merger activity may also result in a decline in the advance book if the acquired member decides to prepay existing advances partially or in full depending on the post-merger liquidity needs.  For more information about anticipated mergers, see Business Outlook in the Executive summary section in this MD&A.

The following table summarizes merger activity, including the impact of voluntary terminations (dollars in thousands):

Table 3.4:                                       Merger Activity/Voluntary Terminations

	December 31, 2013	December 31, 2012

Number of Non-Members (a)	4	2
Total number of Non-Members at period end	6	5
Total Advances outstanding to Non-Members at period end	$382,233	$427,334

(a) Members who became Non-Members because of mergers and voluntary/involuntary terminations within the periods then ended.

Prepayment of Advances

Prepayment initiated by members or former members is another important factor that impacts advances.  Members borrowing needs and balance sheet re-alignment programs are the primary drivers of prepayment activity.  We charge a prepayment fee when the member or a former member prepays certain advances before the original maturity.  The optionality embedded in certain financial instruments held by the FHLBNY can create interest-rate risk.  When a member prepays an advance, the FHLBNY could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that would continue to be funded by higher-cost debt.  To protect against this risk, the FHLBNY generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance.  For hedged advances that are prepaid, prepayment fees are recorded net of fair value basis adjustments of the prepaid advances.

The following table summarizes prepayment activity (in thousands):

Table 3.5:                                       Prepayment Activity

	Years ended December 31,
	2013	2012	2011

Advances pre-paid at par	$1,604,047	$1,562,724	$12,336,163
Prepayment fees (a)	$13,509	$16,615	$109,194

(a)         If a prepaid advance is hedged, the prepayment fee is net of the fair value of the advance and the associated swap.  If the prepaid advance is not hedged, the amount charged to the member is recorded as prepayment fee income.

Advance modifications

At members’ request we may modify advances if the modified terms are considered minor and qualify as a modification under applicable accounting provisions for loan modification.  See Significant Accounting Policies and Estimates in Note 1 to the financial statements for a more complete discussion of the accounting provisions that guide loan modifications.  Member initiated modification requests totaled $3.6 billion in 2013, compared to $3.7 billion in 2012.  All modifications were assessed contemporaneously at the time of modification, and were minor, as defined under accounting standards for modification, and were not considered to be a termination.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.6:                                       Advances by Interest-Rate Payment Terms

	December 31, 2013		December 31, 2012
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$62,575,800	70.52%	$57,331,303	79.31%
Variable-rate (b)	26,153,800	29.47	14,952,800	20.68
Variable-rate capped (c)	8,000	0.01	8,000	0.01

Total par value	88,737,600	100.00%	72,292,103	100.00%

Hedge valuation basis adjustments	2,022,018		3,595,396
Fair value option valuation adjustments and accrued interest	5,399		502

Total	$90,765,017		$75,888,001

(a)   Fixed-rate borrowings remained popular with members.  After a decline in the first quarter, this category has grown steadily over the last three quarters in 2013.  Increase is mainly in the Short-term fixed rate category.  Demand for long-term fixed rate advances is still weak, although we are seeing signs of a pick-up in activity, as members now may be seeing opportunities to lock-in fixed-rate long-term borrowings.

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

The following table summarizes variable-rate advances by reference-index type (in thousands):

Table 3.7:                                       Variable-Rate Advances

	December 31, 2013	December 31, 2012

LIBOR indexed (a)	$26,211,800	$14,960,800

(a) LIBOR indexed advances are typically ARC advances and one large member’s borrowing accounts for the increase.

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):

Table 3.8:                                       Advances by Maturity and Yield Type

	December 31, 2013		December 31, 2012
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$22,226,151	25.05%	$17,057,874	23.60%
Due after one year	40,349,649	45.47	40,273,429	55.71
Total Fixed-rate	62,575,800	70.52	57,331,303	79.31

Variable-rate
Due in one year or less	19,960,500	22.49	9,899,000	13.69
Due after one year	6,201,300	6.99	5,061,800	7.00
Total Variable-rate	26,161,800	29.48	14,960,800	20.69
Total par value	88,737,600	100.00%	72,292,103	100.00%

Hedge valuation basis adjustments (a)	2,022,018		3,595,396
Fair value option valuation adjustments and accrued interest (b)	5,399		502
Total	$90,765,017		$75,888,001

Fair value basis and valuation adjustments - Impact on the balance sheet carrying values of Advances

The carrying values of Advances include hedging basis adjustments (LIBOR benchmark hedging adjustments) for those advances recorded under hedge accounting provisions, or at fair value for those advances elected under the FVO.  Fair value basis adjustments are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates.

(a)         The reported carrying value of hedged advances is adjusted for changes in their fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedges of advances in a fair value hedge.  The application of this accounting methodology results in the recognition of fair value hedge basis adjustments.  The hedge valuation basis adjustments were $2.0 billion and $3.6 billion as net unrealized gains at December 31, 2013 and December 31, 2012.  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment, and recorded gains were consistent with the lower yield curves at the two balance sheet dates.  Unrealized gains from fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving our hedging objectives of mitigating fair value basis risk.

Hedging valuation basis adjustment at December 31, 2013 was lower than at December 31, 2012 due to several factors.  Higher yielding advances have matured or prepaid, and replaced by new fixed-rate advances with coupons that are close to a par market rate.  Higher yielding advances have also been modified to a lower coupon rate, resulting in decline in previously recorded fair value valuation gains.  Also, hedged advances declined by $1.7 billion at December 31, 2013, compared to December 31, 2012, and that too contributed to the decline in valuation basis adjustments.  Decline in valuation gains were partially offset by the effects of a declining forward swap curve at December 31, 2013, relative to 2012 that would typically result in valuation gains.

(b)         Carrying values of advances elected under the FVO include valuation adjustments to recognize changes in fair values, which for FVO instrument include accrued interest receivable.  The discounting basis for computing changes in fair values of advances elected under the FVO is the observed FHLBank Advance yield curve.  Changes in fair value basis reflect changes in the term structure and shape of the yield curve at the measurement dates, the growth or decline in volume of advances elected under the FVO, and the amount of accrued interest.  Year over year, the valuation adjustment has increased due to the increase in the volume of advances elected under the FVO to $19.2 billion at December 31, 2013, up from $0.5 billion at December 31, 2012.  As discussed elsewhere in the MD&A, the FHLBNY made a decision to carry certain intermediate-term advances at fair value.  The FVO election was made as the alternative to designate the advances in a highly effective fair value hedge could not be asserted with confidence.  The fair value basis of a FVO instrument included accrued interest receivable, and was a large component of the valuation basis at December 31, 2013.  Accrued interest receivable increased in line with the increase in volume of instruments outstanding.  Interest accrued receivable is also impacted by timing of the interest settlement.  All FVO advances were variable rate, LIBOR indexed advances and gains and losses were not significant as the advance would reprice frequently to market indices.

We have elected the FVO on an instrument-by-instrument basis.  For advances elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider advances to remain fully collateralized through the life of the advances.

For more information, see Fair Value Disclosures in Note 16.  Fair Values of Financial Instruments.

Hedge volume — We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedging accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 3.9:                                       Hedged Advances by Type

Par Amount	December 31, 2013	December 31, 2012
Qualifying Hedges
Fixed-rate bullets (a)	$29,231,978	$29,406,073
Fixed-rate putable (b)	14,170,412	15,605,412
Fixed-rate callable	30,000	—
Fixed-rate with embedded cap	50,000	—

Total Qualifying Hedges	$43,482,390	$45,011,485

Aggregate par amount of advances hedged (c)	$43,495,135	$45,190,497
Fair value basis (Qualifying hedging adjustments)	$2,022,018	$3,595,396

(a) Generally, non-callable fixed-rate medium and longer term advances are hedged to mitigate the risk in fixed-rate lending.  Aggregate par of fixed-rate advances was $62.6 billion, of which 46.7% were hedged at December 31, 2013, compared to $57.3 billion, of which 51.3% were hedged at December 31, 2012.  As the longer tenored advances matured and not renewed, or were replaced by shorter term fixed-rate advances, the Bank elected not to hedge such advances.  As a result, the percentage volume of hedged advances in this category has declined.

(b) Members have generally not replaced maturing putable advances, and outstanding balances have declined.

(c) Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship..

Advances elected under the FVO — In 2013, significant amounts of LIBOR-indexed advances were borrowed and our objective was to record the advances at fair values.  By electing the FVO for an asset instrument (the advance), the objective was to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.  The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 3.10:                                Advances under the Fair Value Option (FVO)

	Advances
Par Amount	December 31, 2013	December 31, 2012
Advances designated under FVO	$19,200,000	$500,000

Advances — Call Dates and Exercise Options

The table below offers a view of the advance portfolio with the possibility of the exercise of the put option that we control.  Put dates are organized by date of first put (dollars in thousands):

Table 3.11:                                Advances by Put Date/Call Date (a)(b)

	December 31, 2013		December 31, 2012
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Due or putable in one year or less	$48,905,001	55.11%	$38,332,536	53.03%
Due or putable after one year through two years	11,485,229	12.94	7,836,276	10.84
Due or putable after two years through three years	12,115,765	13.66	7,944,130	10.99
Due or putable after three years through four years	8,521,661	9.60	9,061,189	12.53
Due or putable after four years through five years	3,982,517	4.49	4,659,154	6.44
Thereafter	3,727,427	4.20	4,458,818	6.17

Total par value	88,737,600	100.00%	72,292,103	100.00%

Hedge valuation basis adjustments	2,022,018		3,595,396
Fair value option valuation adjustments and accrued interest	5,399		502

Total	$90,765,017		$75,888,001

(a)         Contrasting advances by contractual maturity dates (See Note 7. Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  Although no significant amounts of putable advances have been issued in 2013 and 2012, outstanding advances included a significant amount of putable advances in which we purchased from members the option to terminate advances at agreed-upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates.  When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.  This is best illustrated by the fact that on a contractual maturity basis, 13.0% of advances would mature after five years, while on a put basis, the percentage declined to 4.2% at December 31, 2012.

(b)         Callable advances aggregated $30.0 million at December 31, 2013.  With a callable advance, borrowers have purchased the option to terminate advances at par at predetermined dates.

The following table summarizes par amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (par amounts, in thousands):

Table 3.12:                                Putable and Callable Advances

	December 31, 2013	December 31, 2012
Putable/callable	$14,476,412	$16,175,412
No-longer putable	$2,111,000	$2,072,500

Member borrowings have been weak for putable advances, which are typically medium- and long-term.  Maturing advances with put features have been replaced by plain vanilla advances.

Investments

We maintain long-term investment portfolios, which are principally mortgage-backed securities issued by GSEs, a smaller portfolio of MBS issued by private enterprises, and securities issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity purpose, to fund stock repurchases and redemptions, provide additional earnings, and ensure the availability of funds to meet the credit needs of our members.

Investments — Policies and Practices

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

The Finance Agency issued a final rule, effective June 20, 2011, that incorporates the existing 300% of capital and other policy limitations on the FHLBanks’ purchase of mortgage-backed securities and their use of derivatives. In addition, the rule clarifies that a FHLBank is not required to divest securities solely to bring the level of its holdings into compliance with the 300% limit, provided that the original purchase of the securities complied with the limits.  Investments in mortgage-backed securities must carry, at the time of acquisition, the highest credit ratings from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s (“S&P”).  We also have investments in housing-related obligations of state and local governments and their housing finance agencies, which are required to carry ratings of AA or higher at time of acquisition.  Housing-related obligations help to liquefy mortgages that finance low- and moderate-income housing.  The long-term investment portfolio generally provides us with higher returns than those available in the short-term money markets.

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

We also limit the book value of our investments in mortgage-backed securities (“MBS” or mortgage-backed securities) to not exceed 300% of our regulatory capital on the day we purchase the securities.  At the time of purchase, all securities purchased must carry the highest rating assigned by Moody’s or S&P.

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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) (Carrying values; dollars in thousands):

Table 4.1:                                      Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2013	2012	Variance	Variance

State and local housing finance agency obligations (a)	$714,880	$737,600	$(22,720)	(3.08)%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	1,552,134	2,299,141	(747,007)	(32.49)
Held-to-maturity securities, at carrying value (b)	11,821,048	10,321,164	1,499,884	14.53
Total securities	14,088,062	13,357,905	730,157	5.47

Grantor trust (c)	10,407	9,633	774	8.03
Federal funds sold	5,986,000	4,091,000	1,895,000	46.32

Total investments	$20,084,469	$17,458,538	$2,625,931	15.04%

(a)         State and local housing finance agency bonds - We acquired a $55 million housing finance agency bond in 2013.  Paydowns exceeded the acquisition and the portfolio declined.  Such bonds are classified as HTM securities, and carried at amortized cost.

(b)         Mortgage-backed securities classified as Available-for-sale - No acquisitions were made in 2013 and 2012.  AFS securities outstanding were GSE issued floating-rate securities, and are carried at fair value.  Treasury bills totalling $4.0 billion were acquired and redeemed at their maturities during 2013.

Mortgage-backed securities classified as Held-to-maturity — GSE issued MBS acquired in 2013 totalled $3.4 billion, which exceeded paydowns by $1.5 billion.

(c)          Grantor Trust is classified as available-for-sale securities, which are reported at fair value.  Trust funds represent investments in registered mutual funds and other fixed-income and equity funds maintained under the grantor trust.  The grantor trust funds current and potential future payments to retirees for supplemental pension plan obligations.

Long-Term Investment Securities

Investments with original long-term contractual maturities were comprised of mortgage- and asset-backed securities, and securities issued by state and local housing agencies.

Pricing of GSE-issued MBS has been tight partly due to limited supply, and partly as a result of the Federal Reserve Bank’s active participation in the market for acquiring GSE-issued MBS.  As a result of the unfavorable pricing, acquisitions were limited to purchasing bonds only when they met our risk/reward expectations.  The long-term investment portfolios at December 31, 2013, comprising of MBS and housing finance agency bonds in the HTM and AFS portfolios, totaled $14.1 billion, up by $730.2 million, from $13.3 billion at December 31, 2012; acquisitions slightly outpacing contractual paydowns.

The Available-for-sale MBS portfolio comprising of GSE-issued floating-rate securities was allowed to decline to $1.6 billion at December 31, 2013 from $2.3 billion at December 31, 2012.  No acquisitions were made to replace contractual paydowns due to pricing that was outside our risk/reward criteria.  Fair values of AFS securities were almost entirely in unrealized fair value gain positions at December 31, 2013 and 2012.  The floating-rate securities are indexed to LIBOR, and are capped typically between 6.5% and 7.5%.  No MBS securities were sold.  For more information, see Note 6.  Available-for-Sale Securities.

The Held-to-maturity MBS portfolio grew to $11.8 billion at December 31, 2013, compared to $10.3 billion at December 31, 2012.  We acquired $3.4 billion of GSE issued CMBS and CMOs in 2013, including $492.0 million of floating-rate GSE bonds.  Paydowns were $1.9 billion.  The HTM portfolio included $4.6 billion of floating-rate MBS indexed to the LIBOR, a significant percentage of which were capped between 6.5% and 7.5%.

To partly mitigate the potential interest rate exposure of the capped floating-rate MBS investments (AFS and HTM) in a potential scenario where LIBOR exceeded the capped coupons of our investment securities, we purchased in 2013 an additional $0.8 billion of interest rate caps, to the $1.9 billion in caps that had been acquired in 2008.  The forward starting caps are effective starting in August 2018.  The 2008 caps became effective at the time of purchase in 2008.  The forward starting interest rate caps acquired in 2013 together with the vintage caps are structured such that if LIBOR rates exceed the pre-determined cap strikes, we would receive cash payments for each period the cap strike rate is exceeded, making us indifferent to adverse movements in LIBOR.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 4.2:                                       Investment Securities Issuer Concentration

	December 31, 2013			December 31, 2012
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$6,156,878	$6,149,220	94.93%	$5,428,870	$5,520,801	98.85%
Freddie Mac	6,731,314	6,781,294	103.79	6,556,194	6,859,275	119.38
Ginnie Mae	83,023	83,614	1.28	120,308	121,189	2.19
All Others - PLMBS	401,967	479,736	6.20	514,933	570,760	9.38
Non-MBS (b)	725,287	672,061	11.18	747,233	693,305	13.61

Total Investment Securities	$14,098,469	$14,165,925	217.38%	$13,367,538	$13,765,330	243.41%

Categorized as:

Available-for-Sale Securities	$1,562,541	$1,562,541		$2,308,774	$2,308,774

Held-to-Maturity Securities	$12,535,928	$12,603,384		$11,058,764	$11,456,556

(a)    Carrying value includes fair value for AFS securities.

(b)         Non-MBS consist of HFA and Grantor Trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 4.3:                                       External Rating of the Held-to-Maturity Portfolio

	December 31, 2013
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$2,110	$11,438,520	$234,017	$39,488	$106,913	$11,821,048
State and local housing finance agency obligations	65,000	613,270	7,780	28,830	—	714,880

Total Long-term securities	$67,110	$12,051,790	$241,797	$68,318	$106,913	$12,535,928

	December 31, 2012
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$6,687	$10,045,933	$78,709	$57,346	$132,489	$10,321,164
State and local housing finance agency obligations	65,000	627,270	—	45,330	—	737,600

Total Long-term securities	$71,687	$10,673,203	$78,709	$102,676	$132,489	$11,058,764

(a) Certain PLMBS and housing finance bonds are rated triple-A by S&P and Moody’s.

(b) GSE issued MBS have been classified as double-A, the credit rating assigned to the GSEs. Fannie Mae, Freddie Mac and U.S. Agency issued MBS are rated double-A (Based on S&P’s rating of AA+ for the GSEs and Double-A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4:                                       External Rating of the Available-for-Sale Portfolio

	December 31, 2013			December 31, 2012
	AA-rated (a)	Unrated	Total	AA-rated (a)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$1,552,134	$—	$1,552,134	$2,299,141	$—	$2,299,141
Other - Grantor trust	—	10,407	10,407	—	9,633	9,633

Total Available-for-sale securities	$1,552,134	$10,407	$1,562,541	$2,299,141	$9,633	$2,308,774

(a)         All MBS are GSE/U.S. Agency issued securities and the ratings are based on issuer credit ratings.  Fannie Mae, Freddie Mac and U.S. Agency issued MBS are rated double-A (Based on S&P’s rating of AA+/Stable for the GSEs and Double-A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

Fair Value Levels of investment securities, and Unrecognized and Unrealized holding losses

Fair Value Levels — Except for a small portfolio of non-Agency PLMBS and housing finance agency bonds, our portfolios of MBS were issued by GSEs and U.S. agency.  To compute fair values at December 31, 2013 and 2012, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within the specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair value.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

Based on the assumptions and techniques presented to us by pricing vendors, we have designated GSE issued MBS as Level 2 assets.

The valuation of our non-Agency PLMBS, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective, and may be considered to be Level 3 of the fair value hierarchy.  Consistent with the classification of held-to-maturity portfolio, private-label mortgage-backed securities were recorded in the balance sheet at their carrying values, which is the same as its amortized cost, unless the security is determined to be OTTI.  In the period the security is determined to be OTTI, its carrying value is generally adjusted down to its fair value.  At December 31, 2013, no securities were determined to have been written down to their fair values, and it was not necessary to report any fair values on a non-recurring basis.  At December 31, 2012, the carrying values of one held-to-maturity security determined to be OTTI was written down to $7.0 million, its fair value, and was classified on a non-recurring basis within the Level 3 valuation hierarchy.  Fair values of housing finance agency bonds were based on vendor prices, and were deemed to be Level 3, as pricing vendors may have used significant inputs that are subjective.

Unrecognized fair value holding gains and losses — Held-to-maturity portfolios — Unrecognized holding gains of GSE-issued securities were $152.4 million and $396.5 million at December 31, 2013 and 2012.  Unrecognized holding losses of GSE-issued securities were $109.5 million and $0.6 million at December 31, 2013 and 2012, and considered not significant compared to aggregate fair values of $11.5 billion.  Fair values of the private-label MBS (“PLMBS”) have also been stable, and unrecognized holding losses have steadily declined in 2013, and were $3.8 million, and not significant compared to aggregate fair values of $479.7 million.  At December 31, 2012, unrecognized losses of PLMBS were $13.9 million.  Fair values of held-to-maturity bonds issued by state and local housing finance agencies included unrecognized holding losses of $54.0 million and $56.0 million at December 31, 2013 and 2012.  The housing bonds are performing to their contractual terms, and unrecognized losses are temporary because the underlying collateral and credit enhancements were sufficient based on current expectations to a full recovery of amortized cost of the bonds.

Unrealized fair value holding losses — Available-for-sale portfolios — Fair values of available-for-sale GSE issued MBS were substantially in net unrealized fair value gain positions at December 31, 2013 and 2012.  Unrealized losses were de minimus at both balance sheet dates.

For a comparison of carrying values and fair values of investment securities, see Note 5. Held-to-Maturity Securities and Note 6. Available-for-Sale Securities.  For more information about the corroboration and other analytical procedures performed, see Note 16. Fair Values of Financial instruments.

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 4.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2013		December 31, 2012
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$19	6.25%	$—	—%
Due after one year through five years	1,665,395	2.21	156,317	2.81
Due after five years through ten years	4,162,452	2.83	4,266,593	2.99
Due after ten years	7,585,946	1.65	8,239,224	1.46

Total mortgage-backed securities	$13,413,812	2.08%	$12,662,134	1.99%

OTTI — Base Case and Adverse Case Scenario

We evaluated our PLMBS under a base case (or best estimate) scenario when we performed a cash flow analysis for each security under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.

No OTTI was recorded in any periods in 2013.  In 2012 and 2011, credit OTTI was $2.1 million and $5.6 million.  In 2013, we identified improvements in cash flows on certain previously OTTI non-agency PLMBS, and $0.2 million was recorded as accretable yield to investment income.

The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 4.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of December 31, 2013
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	9	$46,007	$—	9	$46,007	$(59)
RMBS	Alt-A	6	5,700	—	6	5,700	—
HEL	Subprime	30	328,488	—	30	328,488	(2,145)
Manufactured housing	Subprime	2	112,128	—	2	112,128	—
Total Securities		47	$492,323	$—	47	$492,323	$(2,204)

		As of December 31, 2012
		Actual Results - Base Case Scenario		Adverse Case Scenario
		UPB	OTTI Related to Credit Loss (b)	UPB	OTTI Related to Credit Loss
RMBS	Prime	$7,788	$110	$7,788	$327

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

FHLBank OTTI Governance Committee Common Platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for about 50% of our non-Agency PLMBS portfolio that were possible to be cash-flow tested within the Common Platform.  The results were reviewed and found reasonable by the FHLBNY.  For more information about the OTTI Committee and the Common Platform, see Other-Than-Temporary Impairment — Accounting and governance policies, and impairment analysis within Note 1. Significant Accounting Policies and Estimates.

Projected recovery of home prices was a critical assumption employed to calculate OTTI for cash flows developed under the Common Platform.  The table below presents projected home price recovery under a base case and an adverse case at December 31, 2013 and 2012.

Table 4.7:                                       Projected Home Price Recovery by Months

	December 31, 2013		December 31, 2012
	Base Case	Adverse Case	Base Case	Adverse Case
Months	Recovery Range%(a)	Recovery Range%(a)	Recovery Range%(a)	Recovery Range%(a)
1 - 6	0.0 - 3.0	0.0 - 2.0	0.0 - 2.8	0.0 - 1.9
7 - 12	1.0 - 4.0	0.7 - 2.7	0.0 - 3.0	0.0 - 2.0
13 - 18	2.0 - 4.0	1.3 - 2.7	1.0 - 3.0	0.7 - 2.0
19 - 30	2.0 - 5.0	1.3 - 3.4	2.0 - 4.0	1.3 - 2.7
31 - 42	2.0 - 6.0	1.3 - 4.0	2.8 - 5.0	1.9 - 3.4
43 - 54	2.0 - 6.0	1.3 - 4.0	2.8 - 6.0	1.9 - 4.0
55 - 66	2.3 - 5.6	1.5 - 3.8	2.8 - 6.0	1.9 - 4.0
Thereafter	2.3 - 5.6	1.5 - 3.8	2.8 - 5.6	1.9 - 3.8

(a) Annualized Rates

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 4.8:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	December 31, 2013			December 31, 2012
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$43,532	$2,475	$46,007	$97,668	$3,420	$101,088
Alt-A	3,590	2,110	5,700	4,133	2,582	6,715
Total private-label RMBS	47,122	4,585	51,707	101,801	6,002	107,803

Home Equity Loans
Subprime	275,246	53,242	328,488	314,998	60,648	375,646

Manufactured Housing Loans
Subprime	112,128	—	112,128	132,566	—	132,566
Total UPB of private-label MBS (b)	$434,496	$57,827	$492,323	$549,365	$66,650	$616,015

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

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 4.9:                                       PLMBS by Year of Securitization and External Rating

	December 31, 2013
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS Prime
2006	$12,379	$—	$—	$—	$—	$12,379	$11,669	$(128)	$11,621	$—
2005	13,285	—	—	—	—	13,285	12,630	(3)	13,220	—
2004 and earlier	20,343	—	10,269	7,599	2,475	—	20,261	(46)	20,354	—
Total RMBS Prime	46,007	—	10,269	7,599	2,475	25,664	44,560	(177)	45,195	—
Alt-A
2004 and earlier	5,700	2,110	911	19	1,214	1,446	5,700	(157)	5,622	—
Total RMBS	51,707	2,110	11,180	7,618	3,689	27,110	50,260	(334)	50,817	—
HEL Subprime
2004 and earlier	328,488	—	8,278	121,052	47,572	151,586	292,883	(3,659)	314,038	—
Manufactured
Housing Loans
Subprime
2004 and earlier	112,128	—	—	112,128	—	—	112,115	—	114,881	—
Total PLMBS	$492,323	$2,110	$19,458	240,798	$51,261	$178,696	455,258	$(3,993)	$479,736	$—

	December 31, 2012
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value	Credit and Non-Credit OTTI Losses (a)
RMBS Prime
2006	$16,927	$—	$—	$—	$—	$16,927	$16,175	$(123)	$16,210	$(281)
2005	20,611	—	—	—	—	20,611	19,800	—	20,770	—
2004 and earlier	63,550	—	21,473	21,695	20,382	—	63,373	(174)	64,465	—
Total RMBS Prime	101,088	—	21,473	21,695	20,382	37,538	99,348	(297)	101,445	(281)
Alt-A
2004 and earlier	6,715	6,329	386	—	—	—	6,715	(363)	6,411	—
Total RMBS	107,803	6,329	21,859	21,695	20,382	37,538	106,063	(660)	107,856	(281)
HEL Subprime
2004 and earlier	375,646	358	85,421	65,340	50,793	173,734	339,790	(17,332)	330,632	(370)
Manufactured
Housing Loans
Subprime
2004 and earlier	132,566	—	132,566	—	—	—	132,551	(1,810)	132,272	—
Total PLMBS	$616,015	$6,687	$239,846	$87,035	$71,175	$211,272	$578,404	$(19,802)	$570,760	$(651)

(a) Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Table 4.10:                                Weighted-Average Credit support Analysis of MBS

	December 31, 2013			December 31, 2012
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	4.41%	3.96%	18.54%	4.11%	4.07%	15.60%
2005	2.50	6.13	6.78	2.34	5.61	5.14
2004 and earlier	1.54	6.79	2.18	1.67	5.27	2.62
Total RMBS Prime	2.59	5.84	7.91	2.22	5.14	5.31
Alt-A
2004 and earlier	13.85	38.04	10.01	12.71	36.21	8.97
Total RMBS	3.83	9.39	8.14	2.87	7.07	5.54
HEL
Subprime
2004 and earlier	58.02	34.18	19.75	58.22	31.92	16.96
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	29.82	2.90	100.00	28.55	3.34
Total Private-label MBS	61.89%	30.58%	14.69%	57.53%	26.85%	12.03%

Weighted-average credit support analysis of unrealized loss percentage; a comparison of the weighted-average credit support to weighted-average collateral delinquency percentage is another indicator of the credit support available to absorb potential cash flow shortfalls.

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

Monitoring — We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, and sovereign support as well as related market signals, and actively limit or suspend existing exposures, as appropriate.   In addition, we are required to manage our unsecured portfolio subject to regulatory limits, prescribed by the FHFA, our regulator.  The FHFA regulations include limits on the amount of unsecured credit that may be extended to a counterparty or a group of affiliated counterparties, based upon a percentage of eligible regulatory capital and the counterparty’s overall credit rating.   Under these regulations, the level of eligible regulatory capital is determined as the lesser of our regulatory capital or the eligible amount of regulatory capital of the counterparty determined in accordance with FHFA regulation.   The eligible amount of regulatory capital is then multiplied by a stated percentage.  The stated percentage that we may offer for term extensions, which are comprised of on- and off-balance sheet and derivative transactions, of unsecured credit ranges from 1% to 15% based on the counterparty’s credit rating.

FHFA regulation also permits us to extend additional unsecured credit, which could be comprised of overnight extensions and sales of Federal funds subject to continuing contract.  Our total unsecured overnight exposure to a counterparty may not exceed twice the regulatory limit for term exposures, resulting in a total exposure limit to a counterparty of 2% to 30% of the eligible amount of regulatory capital based on the counterparty’s credit rating.   We remain in compliance with the regulatory limits established for unsecured credit in all reported periods.

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

Securities purchased with agreement to resell — As part of FHLBNY’s banking activities with counterparties, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which securities are taken as collateral.  There were no balances outstanding at December 31, 2013 and December 31, 2012.  The average amount of lending was $72.9 million and $42.1 million in 2013 and 2012.  The secured financing agreements with certain highly-rated counterparties involve the lending of cash, against which securities are taken as collateral.   The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral as well as the credit quality of the counterparty.   The collateral is typically in the form of a highly-rated marketable security, and the FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined threshold.   The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.   The FHLBNY does not have the right to re-pledge the securities received.   Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.

Certificates of deposits — Allowable investments in certificates of deposit cannot exceed maturities of 270 days.  They would typically be issued by major financial institutions.  Such investments would be designated as held-to-maturity and recorded at amortized cost.  There were no investments in such instruments in 2013 and 2012.

Federal funds sold and Cash at the Federal Reserve Banks — Federal funds sold at December 31, 2013 and 2012 represented overnight, unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality, which is determined by management based on the credit ratings of counterparty’s debt securities or deposits as reported by Nationally Recognized Statistical Rating Organizations.  Overnight and short-term federal funds allow us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 4.11:                                Federal Funds Sold by Domicile of the Counterparty

	December 31, 2013		December 31, 2012		Year ended December 31, 2013		Year ended December 31, 2012
Foreign	S&P	Moody’s	S&P	Moody’s	Daily Average	Balance at period	Daily Average	Balance at period
Counterparties	Rating	Rating	Rating	Rating	Balance	end	Balance	end

Australia	AA-	AA2	AA-	AA2	$2,341,014	$1,792,000	$1,645,254	$1,548,000
Canada	A to AA-	AA3 to AA2	A to AA-	A1 to AA1	3,230,003	1,152,000	3,270,126	995,000
Finland	AA-	AA3	AA-	AA3	1,612,348	1,792,000	664,962	—
Germany	A	A2	A+	A2	708,540	—	653,128	—
Netherlands	AA-	AA2	AA-	AA2	1,442,868	—	1,305,486	1,548,000
Norway	A+	A1	A+	A1	1,075,430	1,000,000	935,484	—
Sweden	AA-	AA3	AA-	AA3	1,387,419	—	1,330,456	—
UK	A-	A3	A	A3	53,014	—	—	—

Subtotal					11,850,636	5,736,000	9,804,896	4,091,000

USA	A to AA-	A2 to AA2	A to AA-	A2 to AA1	2,308,537	250,000	1,559,522	—

Total					$14,159,173	$5,986,000	$11,364,418	$4,091,000

Table 4.12:                                Federal Funds Sold Quarterly Balances

The following table summarizes average balances and outstanding balances of Federal funds sold in each of the quarters in 2013 and 2012 (in millions):

	Federal Funds Sold
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Daily		Daily		Daily		Daily
	Average	Balance at	Average	Balance at	Average	Balance at	Average	Balance at
Year	Balance	period end	Balance	period end	Balance	period end	Balance	period end

2013	$13,342	$10,119	$13,459	$11,413	$14,904	$4,878	$14,906	$5,986

2012	$10,559	$7,575	$12,071	$7,439	$12,199	$9,946	$10,627	$4,091

Table 4.13:                                Cash Balances at the Federal Reserve Banks

In addition, we maintained liquidity at the Federal Reserve Banks (“FRB”).  The following table summarizes average balances and outstanding balances at the FRB in each of the quarters in 2013 and 2012 (in millions):

	Cash Balances with Federal Reserve Banks
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Daily		Daily		Daily		Daily
	Average	Balance at	Average	Balance at	Average	Balance at	Average	Balance at
Year	Balance	period end	Balance	period end	Balance	period end	Balance	period end

2013	$586	$4,694	$604	$5,932	$1,095	$11,517	$782	$15,302

2012	$374	$389	$113	$910	$194	$2,895	$676	$7,551

Cash collateral pledged to derivative counterparties — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.   Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earn interest at the overnight Federal funds rate.  At December 31, 2013 and December 31, 2012, we had deposited $1.5 billion and $2.5 billion in interest-earning cash as pledged collateral and margins to derivative counterparties.   We generally execute derivatives with major financial institutions and enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analysis that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under ISDA agreements that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk due to Nonperformance by counterparties in Note 15. Derivatives and Hedging Activities.  Also see Tables 8.5 and 8.6 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).   We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Growth has been steady and moderate.

Mortgage Partnership Finance Program

We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through Participating Financial Institution members (“PFIs”) and purchase participations in pools of eligible mortgage loans are purchased from other FHLBanks (collectively, “MPF” or “MPF Loans”).  MPF Loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”), the Rural Housing Service of the Department of Agriculture (“RHS”) or the Department of Housing and Urban Development (“HUD”) fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans.  MPF Loans that are Government loans are collectively referred to as “MPF Government Loans.”  The FHLBank of Chicago (“MPF Provider”) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBanks.  In order for MPF Loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF Loans is shared with PFIs.

Under the MPF program, we purchase or fund eligible mortgage loans (MPF loans) from or through PFIs.  We may also acquire MPF loans through participations with other FHLBanks.  MPF loans are conforming, conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

MPF Provider — In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF program and is responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating, selling, and servicing MPF loans.  The MPF Provider is also responsible for establishing the base price of MPF loan products utilizing the agreed upon methodologies determined by the participating MPF FHLBanks.  In exchange for providing these services, the MPF Provider receives a fee from each of the FHLBanks participating in the MPF program.  The MPF Provider has engaged Wells Fargo Bank N.A. (Wells Fargo) as the master servicer for the MPF program.

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

Participating Financial Institutions (“PFI”) — Our members and eligible housing associates must apply to become a PFI.  Housing associates are defined as entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity.  We have eight housing associates that are PFIs, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.  In order to do MPF business with us, each member or eligible housing associate must meet certain eligibility standards and sign a PFI Agreement.  The PFI Agreement provides the terms and conditions for the sale or funding of MPF loans, including the servicing of MPF loans.  PFIs may either retain the servicing of MPF loans or sell the servicing to an approved third-party provider. If a PFI chooses to retain the servicing, it receives a servicing fee to manage the servicing activities.  If a PFI chooses to sell the servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the MPF loans and a servicing fee is paid to the third-party provider.  Throughout the servicing process, the master servicer monitors the PFI’s compliance with MPF program requirements and makes periodic reports to the MPF Provider.

PFI Eligibility — The FHLBNY reviews the general eligibility of the applicant, its servicing qualifications and ability to supply documents, data, and reports required to be delivered by PFIs under the MPF Program.  The applicant and the FHLBNY sign an MPF Program Participating Financial Institution Agreement (“PFI Agreement”) that provides the terms and conditions for the sale or funding of MPF Loans, including required credit enhancement, if any, and it establishes the terms and conditions for servicing MPF Loans.  All of the PFI’s obligations under the PFI Agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with the FHLBNY.  The MPF Bank has the right under the PFI Agreement to request additional collateral to secure the PFI’s obligations.  The MPF Guides, which are published online and may be accessed through a link on the MPF Program web site, contain the MPF Program origination, underwriting and servicing policies PFIs must follow in order to deliver mortgages under the MPF Program.  The MPF Guides include policies on anti-predatory lending, PFI eligibility loan documentation (such as insurance requirements and annual certification requirements) and custodian requirements.  PFI servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure are also stated.

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

MPF Loan Types — There are five MPF loan products under the MPF program that we participate in: Original MPF, MPF 100, MPF 125, MPF Plus, and MPF Government.  While still held in our Statements of Condition, we currently do not offer the MPF 100 or MPF Plus loan products.  The discussion below outlines characteristics of our MPF loans products.

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

The following table summarizes MPF loan by product types (par values, in thousands):

Table 5.1:                                       MPF by Loss Layers

	December 31,
	2013	2012	2011

Original MPF (a)	$444,470	$444,339	$382,504
MPF 100 (b)	7,197	11,237	16,399
MPF 125 (c)	1,105,644	988,061	582,153
MPF 125 Plus (d)	223,506	299,431	394,052
Other	116,561	69,458	24,753
Total par MPF loans	$1,897,378	$1,812,526	$1,399,861

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

(d)         MPF 125 Plus —The first layer of losses is applied to the First Loss Account (“FLA”) in an amount equal to a specified percentage of loans in the pool as of the sale date. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses). The member acquires an additional Credit Enhancement (“CE”) coverage through a supplemental mortgage insurance policy (“SMI”) to cover second layer losses that exceed the deductible (“FLA”) of the Supplemental Mortgage Insurance policy. Losses not covered by the First Loss Account or Supplemental Mortgage Insurance coverage will be paid by the member’s Credit Enhancement obligation up to “AA” rating equivalent. We would absorb losses that exceeded the Credit Enhancement obligation, though such losses are a remote possibility.

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.2:                                       MPF by Loss Layers

	December 31,
	2013	2012

Federal Housing Administration and Veteran Administration insured loans	$116,496	$69,302
Conventional loans	1,780,817	1,743,068
Others	65	156

Total par MPF loans	$1,897,378	$1,812,526

Mortgage Loans — Credit Enhancement Waterfall

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

Loan and PFI concentration - Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan concentration and PFI concentration:

Table 5.3:                                       Concentration of MPF Loans

	December 31,
	2013		2012		2011
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	70.1%	60.6%	69.7%	59.4%	71.6%	62.9%

Table 5.4:                                       Top Five Participating Financial Institutions — Concentration (par values, dollars in thousands)

	December 31, 2013
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Federal Savings and Loan Association	$313,686	16.53%
Manufacturers and Traders Trust Company	224,053	11.81
Investors Bank	167,428	8.82
Elmira Savings Bank	114,685	6.05
Watertown Savings Bank	86,402	4.55
All Others	991,059	52.24

Total (a)	$1,897,313	100.00%

	December 31, 2012
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Manufacturers and Traders Trust Company	$300,153	16.56%
Astoria Federal Savings and Loan Association	289,318	15.96
Investors Bank	168,881	9.32
Elmira Savings Bank	88,845	4.90
First Choice Bank	85,344	4.71
All Others	879,829	48.55

Total (a)	$1,812,370	100.00%

(a)         Totals do not include CMA loans.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.   The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.

Table 5.5:                                       Roll-Forward First Loss Account (in thousands)

	Years ended December 31,
	2013	2012	2011

Beginning balance	$18,436	$13,622	$11,961

Additions	2,823	5,685	2,784
Resets(a)	(1,225)	(7)	(715)
Charge-offs	(318)	(864)	(408)
Ending balance	$19,716	$18,436	$13,622

(a)         For the Original MPF, MPF 100, MPF 125 and MPF Plus products, the Credit Enhancement is periodically recalculated.  If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

The next layer of protection comes from the mortgage insurance that is required for loans with a loan-to-value ratio greater than 80% at origination.  Losses that exceed the liquidation value of the real property and any mortgage insurance up to an agreed upon amount, the FLA for each Master Commitment, will be absorbed by the FHLBNY.

Table 5.6:                                       Second Losses and SMI Coverage (in thousands)

	Years ended December 31,
	2013	2012	2011
Second Loss Position (a)	$70,095	$56,449	$35,862

SMI Coverage - NY share only (b)	$17,593	$17,593	$17,593

SMI Coverage - portfolio (b)	$17,958	$17,958	$17,958

(a) Increase due to increase in overall outstanding of MPF.

(b) SMI coverage has remained unchanged because no new master commitments have been added under the MPF Plus Program.

Prepayment Risks of Mortgage Loans — The prepayment options embedded in mortgage loans can result in extensions or reductions in the expected maturities of these investments, depending on changes in estimated prepayment speeds.  Finance Agency regulations limit this source of interest-rate risk by restricting the types of mortgage loans the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and changes in market value of equity.  The FHLBNY may manage against prepayment and duration risk by funding some mortgage loans with consolidated obligations that have call features.  The FHLBNY issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.  The FHLBNY analyzes the duration, convexity and earnings risk of the mortgage portfolio on a regular basis under various rate scenarios.  Net income could be reduced if the FHLBNY replaces the mortgages with lower yielding loans and if the Bank’s higher funding costs are not reduced concomitantly.

Accrued interest receivable

Other assets

Accrued interest receivable was $173.6 million at December 31, 2013, compared to $179.0 million at December 31, 2012.  Accrued interest receivable was comprised primarily from advances and investments.   Changes in balances represent the timing of coupon receivables from advances and investments at the balance sheet dates.

Other assets included prepayments and miscellaneous receivables, and were $17.1 million at December 31, 2013, compared to $13.7 million at December 31, 2012.

Deposit Liabilities and Other Borrowings

Deposit liabilities consisted of member deposits, and from time to time may also include deposits from governmental institutions.   Member deposits do not represent a significant source of liquidity.

Member deposits — Deposit programs are for the benefit of our members.  Deposits are primarily short-term in nature, with the majority maintained in demand accounts that reprice daily based upon rates prevailing in the overnight Federal funds market.  Members’ liquidity preferences are the primary determinant of the level of deposits.  Total deposits were $1.9 billion and $2.1 billion at December 31, 2013 and December 31, 2012.

Borrowings from other FHLBanks — We may borrow from other FHLBanks, generally for a period of one day and at market terms.   There were no significant borrowings in any periods in this report.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continued to be the issuance of consolidated bonds and discount notes.   Consolidated obligation debt outstanding at December 31, 2013 totaled $119.1 billion, an increase of 26.0%, or $24.6 billion from the amount outstanding at December 31, 2012.  The increase was in parallel with a 24.6% increase in Total assets at December 31, 2013 compared to December 31, 2012.

A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations.   Please see Table 6.11 for our credit ratings.

The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  For a discussion of issuance practices, see Debt Financing Consolidated Obligations in Item 1 Business in this Form 10K.

Joint and Several Liability

Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  For more information, see Note 17.  Commitments and Contingencies.

Our primary funding strategies — Consolidated obligation bonds.

Summarized below is our funding mix.

•                  Floating rate bonds — At December 31, 2013, floating rate bonds totaled $12.1 billion, of which $7.5 billion were indexed to the 1-month LIBOR and the remainder indexed to the 3-month LIBOR.  Outstanding floating-rate bonds at December 31, 2012 totaling $11.7 billion, of which $7.3 billion were indexed to the Federal funds rate, and the remainder to the 3-month LIBOR.  Such floating bonds were generally for terms 3 years or less.   When we issue floating-rate bonds that are not indexed to the 3-month LIBOR, we would generally execute interest rate swaps to exchange cash flows and create synthetic LIBOR funding at relatively attractive spreads.

•                  Non-callable bonds — Non-callable fixed-rate bonds were our primary funding vehicle.   At December 31, 2013, fixed-rate non-callable bonds totaled $51.5 billion, compared to $48.2 billion at December 31, 2012.  Issuances are predicated partly on pricing of such debt and investor demand, and partly on the need to achieve asset/liability management goals.

•                  Callable-bonds — At December 31, 2013, fixed-rate callable bonds totaled $7.3 billion, compared to $2.7 billion at December 31, 2012.  Investor demand for callable bonds has fluctuated in 2013, and when the pricing was favorable, we issued such debt.  The increase does not represent a trend, and utilization of structured bonds has been relatively small compared to the utilization of fixed-rate non-callable bonds for two primary reasons.  FHLBank longer-term fixed-rate callable bonds have not been an attractive investment asset for investors over the last several years, and have been under price pressure.   We have in previous years used callable debt to fund MBS, matching the duration of the bond to closely approximate the duration of the MBS, and as the MBS portfolio remained largely unchanged, the issuance of callable debt has also remained selective.  While not a primary driver for the decline in the issuance of callable bonds, a weak demand for longer term putable advances has also reduced the utilization of longer term callable debt as a funding vehicle.  With a callable bond, we purchase a call option from the investor and the option allows us to terminate the bond at predetermined call dates at par.   When we purchase the call option from investors, it typically improves the yield to the investor, who has traditionally been receptive to callable-bond yields.

•                  Step Up/Down callable bonds — Although balances were up year-over-year, such structures are not utilized extensively.

Consolidated obligation bonds — Funding Mix.

The following summarizes types of bonds issued and outstanding (dollars in thousands):

Table 6.1:                                       Consolidated Obligation Bonds by Type

	December 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$51,487,625	70.64%	$48,184,085	75.49%
Fixed-rate, callable	7,292,500	10.01	2,685,000	4.21
Step Up, callable	2,026,000	2.78	1,221,000	1.91
Step Down, callable	25,000	0.03	—	—
Single-index floating rate	12,055,000	16.54	11,735,000	18.39

Total par value	72,886,125	100.00%	63,825,085	100.00%

Bond premiums	68,737		102,225
Bond discounts	(24,931)		(23,566)
Hedge valuation basis adjustments (a)	261,480		804,174
Hedge basis adjustments on terminated hedges (b)	75,500		63,520
FVO (c) - valuation adjustments and accrued interest	8,401		12,883

Total Consolidated obligation-bonds	$73,275,312		$64,784,321

Fair value basis and valuation adjustments — Impact on the balance sheet carrying values of Consolidated Obligation bonds

The carrying values of bonds include hedging basis adjustments (LIBOR benchmark hedging adjustments) for those bonds recorded under hedge accounting provisions, or at fair value for those bonds elected under the FVO.   Fair value basis adjustments are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates.

(a)         The reported carrying value of hedged consolidated bonds is adjusted for changes in the bond’s fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedges of debt in a fair value hedge.  The application of the accounting methodology resulted in the recognition of $261.5 million in unrealized basis losses at December 31, 2013, compared to $804.2 million at December 31, 2012.  Most of our existing hedged bonds are fixed-rate liabilities, and the debt had been issued in prior years at the then prevailing higher interest rate environment.  In a lower interest rate environment at December 31, 2013 and December 31, 2012, these fixed-rate bonds exhibited unrealized fair value basis losses.

Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were, on average, short- and medium-term.  The valuation basis declined at December 31, 2013, compared to December 31, 2012, as significant amounts of hedged bonds matured in 2013 and were replaced by new issuances that were hedged, and the fair values of new issuances were materially the same as their par values.

(b)         When a hedge is terminated before its stated maturity, the fair values of the debt at the hedge termination date are computed, recorded as a basis adjustment, and amortized on a level yield method to Interest expense.   Unamortized basis adjustments were $75.5 million and $63.5 million at December 31, 2013 and December 31, 2012, and the amounts will be amortized through the contractual maturities of the bonds.

(c)          Carrying values of bonds elected under the FVO include valuation adjustments to recognize changes in fair values.   The discounting basis for computing changes in fair values of bonds elected under the FVO is the observed FHLBank bond yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options on callable bonds, from the growth or decline in volume, and accrued interest payable.  Consolidated bonds elected under the FVO were exhibiting fair value losses due to declining yields of equivalent maturity consolidated bonds offered in the bond markets. Valuation adjustments of $8.4 million and $12.9 million at December 31, 2013 and December 31, 2012 represented the premium over market values.

We have elected the FVO on an instrument-by-instrument basis.  For bonds elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.

Hedge volume — Tables 6.2 - 6.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 6.2:                                       Bonds Hedged under qualifying Fair Value hedges

	Consolidated Obligation Bonds
Par Amount	December 31, 2013	December 31, 2012
Qualifying Hedges
Fixed-rate bullet bonds	$23,269,810	$28,587,050
Fixed-rate callable bonds	5,076,000	3,246,000
	$28,345,810	$31,833,050

Bonds elected under the FVO — If at inception of a hedge we do not believe that the hedge would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO if operationally practical.  We would record fair value changes of the debt through earnings, and to the extent the debt is economically hedged, record changes of the fair values of the derivatives through earnings.  The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments, so that the debt’s balance sheet carrying values would be its fair value.

Table 6.3:                                       Bonds elected under the Fair Value Option (FVO)

(Economically hedged)

	Consolidated Obligation Bonds
Par Amount	December 31, 2013	December 31, 2012
Bonds designated under FVO	$22,860,000	$12,728,000

Bonds elected under the FVO were generally economically hedged by interest rate swaps.  Increase in the election of short-term bonds under the FVO was largely in parallel with increases in advances elected under the FVO.  By electing the FVO of both the liability (Consolidated bond) and the asset (Advances) we have reduced the potential earnings volatility of marking the asset to fair value under the FVO, and also marking the liability to fair value under the FVO.  We elected the FVO for the bonds as we were unable to assert with confidence that the short- and intermediate-term bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  We opted instead to elect to hedge such FVO bonds on an economic basis with an interest rate swap.

See Table 6.4 for more information.  For more information, also see Fair Value Option disclosures in Note 16.  Fair Values of Financial Statements.

Economically hedged bonds — We also issue variable rate debt with coupons that are not indexed to the 3-month LIBOR, our preferred funding base.  To mitigate the economic risk of a change in the basis between the 1-month LIBOR and the 3-month LIBOR, we would execute basis rate swaps that would synthetically create 3-month LIBOR debt.  The operational cost of electing the FVO or designating the instruments in a fair value hedge outweighed the accounting benefits of offsetting fair value gains and losses.  We opted instead to designate the basis swap as a standalone derivative, and recorded changes in their fair values through earnings.  In an economic hedge, the carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

Table 6.4:                                       Economically Hedged Bonds

(Excludes bonds elected under the FVO and hedged economically)

	Consolidated Obligation Bonds
Par Amount	December 31, 2013	December 31, 2012
Bonds designated as economically hedged
Floating-rate bonds (a)	$6,500,000	$7,345,000
Fixed-rate bonds (b)	—	910,000
	$6,500,000	$8,255,000

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

Consolidated obligation bonds — maturity or next call date (a)

Swapped, callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	December 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$54,896,925	75.32%	$45,720,800	71.63%
Due or callable after one year through two years	8,157,800	11.19	8,358,630	13.10
Due or callable after two years through three years	2,602,960	3.57	4,441,280	6.96
Due or callable after three years through four years	1,774,390	2.43	1,010,010	1.58
Due or callable after four years through five years	1,135,840	1.56	1,315,570	2.06
Thereafter	4,318,210	5.93	2,978,795	4.67

Total par value	72,886,125	100.00%	63,825,085	100.00%

Bond premiums	68,737		102,225
Bond discounts	(24,931)		(23,566)
Hedge valuation basis adjustments	261,480		804,174
Hedge basis adjustments on terminated hedges	75,500		63,520
FVO - valuation adjustments and accrued interest	8,401		12,883

Total bonds	$73,275,312		$64,784,321

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

The following table summarizes callable bonds outstanding (in thousands):

Table 6.6:                                       Outstanding Callable Bonds

	December 31, 2013	December 31, 2012
Callable (a)	$9,343,500	$3,906,000
Non-Callable (a)	$63,542,625	$59,919,085

(a)  Par Value.

Debt extinguishment — The following table summarizes debt transferred to or from another FHLBank and debt retired by the FHLBNY (carrying values, in thousands):

Table 6.7:                                       Debt Bought Back

	Years ended December 31,
	2013	2012	2011
Debt transferred to another FHLBank	$25,035	$—	$150,049
Debt extinguished	54,920	268,631	623,921

	$79,955	$268,631	$773,970

Debt retired resulted in a charge to earnings of $9.6 million in 2013, $24.1 million in 2012, and $86.5 million in 2011.

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

Discount Notes

Consolidated obligation discount notes provide us with short-term and overnight funds.   Discount notes have maturities of up to one year and are sold at a discount from their face amount and mature at par.

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.8:                                       Discount Notes Outstanding

	December 31, 2013	December 31, 2012

Par value	$45,876,381	$29,785,543

Amortized cost	$45,868,730	$29,776,704
Fair value option valuation adjustments (a)	1,740	3,243

Total discount notes	$45,870,470	$29,779,947

Weighted average interest rate	0.07%	0.13%

(a)         Carrying values of discount notes elected under the FVO include valuation adjustments to recognize changes in fair values.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observed FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and from the growth or decline in volume.  Consolidated notes elected under the FVO were exhibiting fair value losses due to declining yields of equivalent maturity discount notes offered in the bond markets.  Valuation adjustments at December 31, 2013 and December 31, 2012 represented the premium over market values.

For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.

The following table summarizes discount notes under the FVO (par amounts, in thousands):

Table 6.9:                                       Discount Notes under the Fair Value Option (FVO)

Par Amount	December 31, 2013	December 31, 2012
Discount Notes designated under FVO (a)	$4,258,896	$1,945,744

(a)         We elected the FVO of the discount note to partly offset the volatility of floating-rate advances elected under the FVO.

The following table summarizes Cash flow hedges of discount notes (par amounts, in thousands):

Table 6.10:                                Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2013	December 31, 2012
Discount notes hedged under qualifying hedge (a)	$1,256,000	$1,106,000

(a)         Par amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence for periods up to 15 years.   In this strategy, the discount note expense, which resets every 91 days, is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.  For more information, see Cash Flow Hedges in Note 15. Derivatives and Hedging Activities.

Recent Rating Actions

Table 6.11 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 28, 2014.

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

Accrued interest payable

Other liabilities

Accrued interest payable — Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Amounts outstanding were $112.0 million and $127.7 million at December 31, 2013 and 2012.  Fluctuations in unpaid interest balances on bonds are due to the timing of accruals outstanding at the balance sheet dates, relative to the semi-annual coupon period.

Other liabilities — Other liabilities comprised of unfunded pension liabilities, pass through reserves held at the Federal Reserve Banks on behalf of our members, commitments and miscellaneous payables.  Amounts outstanding were $160.9 million and $165.7 million at December 31, 2013 and 2012.

Stockholders’ Capital, Retained Earnings, and Dividend

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1:                                       Stockholders’ Capital

	December 31, 2013	December 31, 2012
Capital Stock (a)	$5,571,400	$4,797,457
Unrestricted retained earnings (b)	841,412	797,567
Restricted retained earnings (c)	157,114	96,185
Accumulated Other Comprehensive Loss	(84,272)	(199,380)

Total Capital	$6,485,654	$5,491,829

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

(b)        Unrestricted retained earnings — 2013 Net Income was $304.6 million.   We paid $199.9 million to members as dividend in the period, and $60.9 million was set aside towards Restricted retained earnings.  The remaining amount, $43.8 million was added to Unrestricted retained earnings, which grew to $841.4 million at December 31, 2013, up from $797.6 million at December 31, 2012.

(c)          Restricted retained earnings — Restricted retained earnings was established in the third quarter of 2011, and has grown to $157.1 million at December 31, 2013.  The FHLBNY will allocate at least 20% of its net income to a restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.   By way of reference, if the Restricted retained earnings target was to be calculated at December 31, 2013, it would have amounted to $1,078.6 million based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter, as compared to actual Restricted retained earnings of $157.1 million at December 31, 2013.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

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

The following table summarizes the components of AOCI (in thousands):

Table 7.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL”)

	December 31, 2013	December 31, 2012

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(53,291)	$(63,471)
Net unrealized gains on available-for-sale securities (b)	14,505	22,506
Net unrealized losses on hedging activities (c)	(30,983)	(137,114)
Employee supplemental retirement plans (d)	(14,503)	(21,301)
Total Accumulated other comprehensive loss	$(84,272)	$(199,380)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at December 31, 2013, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value gains of MBS securities and a grantor trust fund.   Fair values declined due to decline in outstanding balances of AFS securities.

(c)          Cash flow hedge losses — Represents unrealized valuation losses on interest rate swaps in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence for periods up to 15 years.  Fair values of the swaps were in net unrealized loss positions primarily due to the prevailing low interest rates, relative to those prevailing when the hedges were executed.  The decline in valuation losses was due to steepening of longer-term rates at December 31, 2013, relative to December 31, 2012.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.   Fair value losses also included unamortized realized net losses of $8.7 million resulting from terminated swaps that had been in cash flow hedge strategies with hedges of anticipated issuance of debt, and amounts recorded in AOCI are being reclassified as an interest expense over the terms of the issued debt.

(d)         Employee supplemental plans — Represent minimum additional actuarially determined pension and post-retirement health benefit liabilities that were not recognized through earnings.  Amounts will be amortized as an expense through earnings over an actuarially determined period.  Unrecognized losses in AOCI declined primarily due to favorable change in discount rate assumptions.  The Benefits Equalization Pension unrecognized losses declined by $4.7 million, and for the Postretirement Health benefit Plan, unrecognized losses declined by $2.1 million.

Dividends — By Finance Agency regulation, dividends may be paid out of current earnings or previously retained earnings.  We may be restricted from paying dividends if we do not comply with any of its minimum capital requirements or if payment would cause us to fail to meet any of its minimum capital requirements, including our Retained earnings target as established by the Board of Directors of the FHLBNY.   In addition, we may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or if we fail to satisfy certain liquidity requirements under applicable Finance Agency regulations.   None of these restrictions applied for any period presented.  Dividends are computed based on the weighted average stock outstanding during a quarter, and are declared and paid in the following quarter.  The following table summarizes dividends paid and payout ratios (on all Class B stocks held by members; excludes capital stock held by non-members):

Table 7.3:                                       Dividends Paid and Payout Ratios

	December 31, 2013	December 31, 2012
Cash dividends paid per share	$4.12	$4.63
Dividends paid (a) (c)	199,868	213,219
Pay-out ratio (b)	65.61%	59.11%

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

Agency regulations prohibit the speculative use of derivatives.

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

Interest income and interest expense from interest rate swaps used for hedging are reported together, with interest on the instrument being hedged if the swap qualifies for hedge accounting.   If the swap is designated as an economic hedge, interest accruals are recorded in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  We do not take speculative positions with derivatives or any other financial instruments, or trade derivatives for short-term profits.  For additional information about gains and losses from derivatives and hedging activities, see Note 15. Derivatives and Hedging Activities.

For additional information about the methodologies adopted for the fair value measurement of derivatives, see Note 16. Fair Values of Financial Instruments.

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2013 and December 31, 2012:

Table 8.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$—	$25
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$5	$146
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$50	$—
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$30	$—
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$14,170	$15,605
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,120	$2,098
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$27,112	$27,308
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$8	$8

Table 8.2:                                       Derivative Hedging Strategies - Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$—	$285
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$—	$625
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$5,076	$3,246
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$40	$—
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$23,230	$28,587
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,256	$1,106
Basis swap	To convert non-LIBOR index to LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$—	$7,345
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$6,500	$—
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$3,485	$—
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$19,375	$12,728
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$4,259	$1,946

Table 8.3:                                       Derivative Hedging Strategies - Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2013 Notional Amount (in millions)	December 31, 2012 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$1,892

Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$260	$530

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 8.4:                                       Derivatives Financial Instruments by Product

	December 31, 2013		December 31, 2012
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$43,482,390	$(2,033,574)	$45,011,484	$(3,610,238)
Consolidated obligations-fair value hedges	28,345,810	255,839	31,833,050	803,389
Cash Flow-anticipated transactions	1,256,000	(22,296)	1,106,000	(124,779)
Derivatives not designated as hedging instruments (b)
Advances hedges	12,745	(100)	179,013	(788)
Consolidated obligations hedges	6,500,000	498	8,255,000	3,526
Mortgage delivery commitments	7,563	(29)	25,217	(32)
Balance sheet	2,692,000	27,196	1,892,000	4,221
Intermediary positions hedges	260,000	157	530,000	325
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	22,860,000	(495)	12,728,000	10,130
Interest rate swaps-consolidated obligations-discount notes	4,258,896	148	1,945,744	1,674

Total notional and fair value	$109,675,404	$(1,772,656)	$103,505,508	$(2,912,572)

Total derivatives, excluding accrued interest		$(1,772,656)		$(2,912,572)
Cash collateral pledged to counterparties (d)		1,499,588		2,546,568
Cash collateral received from counterparties		(3,971)		(7,700)
Accrued interest		(28,809)		(11,190)

Net derivative balance		$(305,848)		$(384,894)

Net derivative asset balance (d)		$43,302		$41,894
Net derivative liability balance		(349,150)		(426,788)

Net derivative balance		$(305,848)		$(384,894)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of debt elected under the FVO.

(d)         Net derivative asset balance included $34.9 million and $24.1 million of excess cash collateral or margins posted by the FHLBNY at December 31, 2013 and December 31, 2012.  Excess margins are generally the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

The categories of “Fair value,” “Commitment,” and “Cash flow” hedges represented derivative transactions accounted for as hedges.  The category of “Economic” hedges represented derivative transactions under hedge strategies that did not qualify for hedge accounting treatment but were an approved risk management strategy.

Derivative Credit Risk Exposure and Concentration

In addition to market risk, we are subject to credit risk in derivative transactions because of the potential for non-performance by the counterparties, which could result in the FHLBNY having to acquire a replacement derivative from a different counterparty at a cost that may exceed its recorded fair values.   We are also subject to operational risks in the execution and servicing of derivative transactions.   The degree of counterparty credit risk may depend on, among other factors, the extent to which netting procedures and/or the provision of collateral are used to mitigate the risk.   See Table 8.5 for summarized information.  Summarized below are our risk measurement and mitigation processes:

Risk measurement — We estimate exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices of all outstanding derivative contracts in a gain position, net of collateral pledged by the counterparty.  All derivative contracts with non-members are also subject to master netting agreements or other right of offset arrangements.

Exposure — In determining credit risk, we consider accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty.  We attempt to mitigate exposure by requiring derivative counterparties to pledge cash collateral if the amount of exposure is above the collateral threshold agreements.

Our credit exposures (derivatives in a net gain position) were to highly-rated counterparties, including a Derivative Clearing Organization (“DCO”).  Our exposures also included open derivative contracts executed on behalf of member institutions, and the exposures were collateralized under standard advance collateral agreements with our members.   For such transactions, acting as an intermediary, we offset the transaction by purchasing equivalent notional amounts of derivatives from unrelated derivative counterparties.  For more information, see Credit Risk due to nonperformance by counterparties, in Note 15. Derivatives and Hedging Activities.

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

Derivatives Counterparty Credit Ratings

The following tables summarize our fair value exposure to counterparties, their ratings and notional amounts outstanding (in thousands):

Table 8.5:                                       Derivatives Counterparty Credit Ratings

	December 31, 2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties (a)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$1,000,000	$125	$—	$—	$125
Single-A	4,094,000	5,116	(500)	—	4,616
Liability positions with credit exposure Cleared derivatives	32,939,778	(32,695)	68,159	—	35,464

Total derivative positions with non-member counterparties to which the Bank had credit exposure	38,033,778	(27,454)	67,659	—	40,205

Member institutions

Derivative positions with member counterparties to which the Bank had credit exposure	130,000	3,097	—	3,097	3,097

Delivery Commitments
Derivative position with delivery commitments	7,563	—	—	—	—

Total derivative position with members and delivery commitments	137,563	3,097	—	3,097	3,097

Derivative positions with credit exposure	38,171,341	$(24,357)	$67,659	$3,097	$43,302

Derivative positions without credit exposure	71,504,063
Total notional	$109,675,404

	December 31, 2012
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Non-cash Collateral Pledged To (From) Counterparties (a)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A	$15,606,251	$18,100	$(7,700)	$—	$10,400
Liability positions with credit exposure
Bilateral derivatives
Single-A	8,870,698	(874)	25,000	—	24,126

Total derivative positions with non-member counterparties to which the Bank had credit exposure	24,476,949	17,226	17,300	—	34,526

Member institutions

Derivative positions with member counterparties to which the Bank had credit exposure	265,000	7,368	—	7,368	7,368

Delivery Commitments
Derivative position with delivery commitments	25,217	—	—	—	—

Total derivative position with members and delivery commitments	290,217	7,368	—	7,368	7,368

Derivative positions with credit exposure	24,767,166	$24,594	$17,300	$7,368	$41,894

Derivative positions without credit exposure	78,738,342
Total notional	$103,505,508

(a)   Members pledge non-cash collateral to fully collateralize their exposures.  Non-cash collateral is not deducted from net derivative assets on the balance sheet.

Uncleared derivatives — For bilateral executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.   Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.   In the event of a split rating, the lower rating will apply.   In 2011, S&P had downgraded the credit rating of the FHLBank long-term debt from AAA to AA+/Negative and lowered one notch the credit ratings of those FHLBanks rated AAA (including the Federal Home Loan Bank of New York) to AA+/Negative.   In June 2013, S&P revised its outlook from negative to stable.  Moody’s has affirmed the AAA status of the FHLBank’s long-term debt and the AAA credit rating of the FHLBNY.

On the assumption we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $78.1 million at December 31, 2013.   Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at December 31, 2013.   The aggregate fair value of our derivative instruments that were in a net liability position at December 31, 2013 was approximately $349.2 million.

Cleared derivatives — For cleared OTC derivatives, margin requirements are determined by the DCO, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  The FHLBNY was not subject to additional margin calls by its clearing agents at December 31, 2013.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional exposures by significant counterparty by country of incorporation.  The tables also summarize the FHLBNY’s exposure (i.e. when derivative contracts are in a gain position) (dollars in thousands):

Table 8.6:                                       FHLBNY Exposure Concentration (a)

		December 31, 2013
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total
Counterparties (Asset position)
Counterparty	U.S.A.	$32,939,778	30.03%	$35,464	81.90%
Counterparty	France	4,094,000	3.73	4,616	10.66
Counterparty	Cananda	1,000,000	0.91	125	0.29
Members and Delivery Commitments		137,563	0.13	3,097	7.15

Total Credit Exposure		38,171,341	34.80	$43,302	100.00%

Counterparties (Liability position)

Counterparty	Germany	12,346,400	11.26

Counterparties below 10% aggregate by country
	U.S.A.	38,904,137	35.47
	United Kingdom	11,624,591	10.60
	Switzerland	8,440,935	7.70
	Canada	173,000	0.16
	France	15,000	0.01
		71,504,063	65.20

		$109,675,404	100.00%

		December 31, 2012
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total
Counterparties (Asset position)
Counterparty	Switzerland	$8,870,698	8.57%	$24,127	57.59%
Counterparty	France	8,814,631	8.52	4,201	10.03
Counterparty	U.S.A.	6,791,620	6.56	6,198	14.79
Members and Delivery Commitments		290,217	0.28	7,368	17.59

Total Credit Exposure		24,767,166	23.93	$41,894	100.00%

Counterparties (Liability position)

Counterparty	Germany	14,143,314	13.66
Counterparty	U.S.A.	12,529,188	12.10
Counterparty	U.S.A.	12,007,071	11.60

Counterparties below 10% aggregate by country
	U.S.A.	23,873,304	23.07
	United Kingdom	11,711,684	11.32
	Switzerland	4,097,781	3.96
	Canada	361,000	0.35
	France	15,000	0.01
		78,738,342	76.07

		$103,505,508	100.00%

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

The following table summarizes derivative notional and fair values by contractual maturities (dollars in thousands):

Table 8.7:                                       Notional and Fair Value by Contractual Maturity (in thousands):

	December 31, 2013		December 31, 2012
	Notional	Fair Value	Notional	Fair Value

Maturity less than one year	$52,018,032	$(4,585)	$46,503,770	$66,329
Maturity from one year to less than three years	26,272,581	(664,252)	22,957,351	(247,655)
Maturity from three years to less than five years	15,286,583	(686,696)	19,184,088	(2,104,432)
Maturity from five years or greater	16,090,645	(417,094)	14,835,082	(626,782)
Delivery Commitments	7,563	(29)	25,217	(32)
	$109,675,404	$(1,772,656)	$103,505,508	$(2,912,572)

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

In addition, each FHLBank shall provide for contingency liquidity, which is defined as the sources of cash a FHLBank may use to meet its operational requirements when its access to the capital markets is impeded.   We met our contingency liquidity requirements.   Liquidity in excess of requirements is summarized in the table titled Contingency Liquidity.   Violations of the liquidity requirements would result in non-compliance penalties under discretionary powers given to the Finance Agency under applicable regulations, which include other corrective actions.

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

Table 9.1:                                       Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2013	$1,699	$74,445	$72,746
September 30, 2013	1,571	71,539	69,968
June 30, 2013	1,721	57,949	56,228
March 31, 2013	1,867	57,676	55,809
December 31, 2012	1,979	61,032	59,053
September 30, 2012	1,762	62,822	61,060
June 30, 2012	2,216	51,562	49,346
March 31, 2012	3,107	50,840	47,733

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2:                                       Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2013	$10,349	$29,367	$19,018
September 30, 2013	8,014	29,198	21,184
June 30, 2013	4,851	26,176	21,325
March 31, 2013	7,033	25,763	18,730
December 31, 2012	6,077	23,434	17,357
September 30, 2012	3,480	25,165	21,685
June 30, 2012	5,006	24,988	19,982
March 31, 2012	9,152	22,440	13,288

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

The following table summarizes excess contingency liquidity (in millions):

Table 9.3:                                       Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2013	$2,953	$29,410	$26,457
September 30, 2013	3,004	29,041	26,037
June 30, 2013	2,681	26,051	23,370
March 31, 2013	2,135	25,559	23,424
December 31, 2012	1,753	23,412	21,659
September 30, 2012	2,450	24,957	22,507
June 30, 2012	2,540	24,806	22,266
March 31, 2012	2,642	22,316	19,674

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

Cash flows

Cash and due from banks was $15.3 billion at December 31, 2013, compared to $7.6 billion at December 31, 2012.  The following discussion highlights the major activities and transactions that affected our cash flows.  See Table 4.13 for a fuller understanding of cash held at the FRB.  Also see Statements of Cash Flows in the financial statements.

Cash flows from operating activities — Operating assets and liabilities support our lending activities to members, and can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven borrowing, our investment strategies, and market conditions.   Management believes cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund our operating liquidity needs.

Net cash provided by operating activities was $525.6 million in 2013, compared to $679.0 million and $701.9 million in 2012 and 2011.  Net income was $304.6 million in 2013, and $360.7 million and $244.5 million in 2012 and 2011.  Net cash flows were higher than Net income largely as a result of adjustments for noncash items, amounts set aside from Net income for the Affordable Housing Program, amortization of premiums and discounts on assets and liabilities, net changes in accrued interest receivable, and derivative financing elements, which are associated with derivative cash flows with off-market terms.

Derivative financing element has been a significant favorable reporting adjustment to Operating cash flows in each of the last three years.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.   We view these swaps to contain “financing elements”, as defined under hedge accounting rules.   The amounts classified within the Statements of Cash Flows as Financing activities rather than Operating activities were $237.6 million in 2013, compared to $285.6 million and $374.6 million in 2012 and 2011.  They represented interest payments to certain swap counterparties for the off-market swaps, and these cash outflows are not considered outflows from Operating expenses, rather as a component of Financing activities.

Cash flows from investing activities — Our investing activities predominantly were the advances originated to be held-for-portfolio, changes to the MBS investment portfolios and mortgage loans (MPF) held-for-portfolio, and net changes in short-term interest-earning assets.   In 2013 and 2012, investing activities were a net user of cash of $18.1 billion and $8.9 billion in line with the growth of the advance portfolio.  In both periods, funds were also invested in overnight investments in Federal funds sold, and to acquire mortgage-related investments.  In contrast, investing activities in 2011 was a net contributor of $12.4 billion, representing cash inflows, primarily because of the decline in the advance portfolio, and a net reduction in Federal funds sold.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 9.4:                                       Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Outstanding at end of the period (a)	$45,870,470	$29,779,947	$32,650,000	$15,600,000
Weighted-average rate at end of the period	0.07%	0.13%	0.12%	0.19%
Average outstanding for the period (a)	$36,872,187	$26,112,900	$22,102,671 (b)	$15,337,500 (b)
Weighted-average rate for the period	0.08%	0.11%	0.13%	0.20%
Highest outstanding at any month-end (a)	$45,870,470	$33,717,806	$32,650,000	$17,675,000

(a)         Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b)         The amount represents the monthly average par value outstanding balance for the year ended December 31, 2013 and 2012.

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

In addition, in the ordinary course of business, the FHLBNY engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the FHLBNY’s balance sheet or may be recorded on the FHLBNY’s balance sheet in amounts that are different from the full contract or notional amount of the transactions.  For example, the Bank routinely enters into commitments to purchase MPF loans from PFIs, and to issues standby letters of credit.  These commitments may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon.  For more information about contractual obligations and commitments, see Note 17. Commitments and Contingencies.

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

Table 9.5:                                       Unpledged Assets

	December 31,
	2013	2012
Consolidated Obligations:
Bonds	$73,275,312	$64,784,321
Discount Notes	45,870,470	29,779,947

Total consolidated obligations	119,145,782	94,564,268

Unpledged assets
Cash	15,309,998	7,553,188
Less: Member pass-through reserves at the FRB	(76,284)	(85,079)
Secured Advances	90,765,017	75,888,001
Investments (a)	20,084,856	17,458,688
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,927,623	1,842,816
Accrued interest receivable on advances and investments	173,573	179,044
Less: Pledged Assets	(11,721)	(2,812)

Total unpledged assets	128,173,062	102,833,846
Excess unpledged assets	$9,027,280	$8,269,578

(a)         The Bank pledged $11.7 million and $2.8 million at December 31, 2013 and 2012 to the FDIC.  See Note 5. Held-to-Maturity Securities.

Purchases of MBS.  Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300% of capital.  We were in compliance with the regulation at all times.

Table 9.6:                                       FHFA MBS Limits

	December 31,
	2013		2012
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	203%	300%	222%	300%

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2013, 2012 and 2011.   For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 to the financial statements.

Net Income

Interest income from advances is the principal source of revenue.  Other sources of revenue are interest income from investment securities, mortgage loans in the MPF portfolio, and short-term funds invested in Federal funds sold.  The primary expense is interest paid on consolidated obligations debt.  Other expenses are Compensation and benefits, Operating expenses, and Assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 10.1:                                Principal Components of Net Income

	Years ended December 31,
	2013	2012	2011

Total interest income	$787,695	$903,544	$953,342
Total interest expense	366,235	436,676	444,579
Net interest income before provision for credit losses	421,460	466,868	508,763
(Reversal) Provision for credit losses on mortgage loans	(26)	1,011	3,153
Net interest income after provision for credit losses	421,486	465,857	505,610
Total other income (loss)	13,344	31,335	(80,680)
Total other expenses	96,230	96,172	122,307
Income before assessments	338,600	401,020	302,623
Total assessments	33,958	40,286	58,137
Net income	$304,642	$360,734	$244,486

2013 compared to 2012

Net Income — 2013 Net income was $304.6 million, and declined by $56.1 million, or 15.5%.  Net interest income was lower in 2013, driven primarily by weaker net interest margins.  Net interest spread is the average yield on earning assets minus the average interest paid for our funding.  Net interest income in 2013 declined by $45.4 million, due to lower asset yields and less favorable funding cost.  The narrowing of the funding spreads to LIBOR was a primary factor, specifically for fixed rate bonds that were swapped to LIBOR.  Other income was also lower in 2013.  The adverse impact from lower margins was partly offset by increase in average balance sheet assets in 2013, driven by advance growth.  Other income was lower in 2013 due to decline in fair value gains from Derivatives and hedging activities.  In 2013, net fair value gain was $8.2 million, significantly lower than $47.3 million in 2012, and was partly offset by lower debt buy-back expenses, which were $9.6 million in 2013, compared to $24.1 million in 2012.  Cash flow evaluation of expected credit OTTI identified no credit impairment in 2013, compared to OTTI losses of $2.1 million in 2012.  Other expenses, which included Operating expense, Compensation and benefits, and our share of expenses for the Office of Finance and the Finance Agency, were $96.2 million in 2013, almost unchanged from 2012.

Net interest income — Net interest income is the principal source of our Net Income.  2013 Net interest income (before provisions for credit losses) was $421.5 million, and declined by 9.7%, or $45.4 million, compared to 2012.

In a lower interest rate environment in 2013, asset yields and debt costs have declined.  Cost of funding was not as favorable in 2013 as in the prior year, in part due to tighter funding spreads relative to LIBOR, and in part due to market pricing of the FHLBank discount notes and bonds.  On an aggregate basis, asset yields declined by 18 basis points, while cost of funding declined by 11 basis points.

Net interest income declined despite an increase in balance sheet assets driven by a healthy growth in advances.  Average earning assets in 2013 was $111.8 billion, up from $102.2 billion in 2012.  The increase in earning assets, contributed $36.4 million in additional interest income year-over-year, but was not enough to offset the impact from the adverse change in net spreads between earnings assets and interest costing liabilities that caused interest income to decline by $81.8 million.  With the growth in advances, shareholders’ equity was higher and provided a source of interest-free funds.  See Table 10.10.  Rate and Volume Analysis for an understanding of the impact of volume and rate changes on Net interest earned.

Net interest income variance is discussed below:

•                  Advance yields declined to 55 basis points in 2013, compared to 72 basis points in 2012.  The comparative yield was 76 basis points in 2011.  The continued decline in the 3-month LIBOR has also contributed to lower earnings from advances.  The average 3-month LIBOR was 27 basis points in 2013, compared to 43 basis points in 2012 and 34 basis points in 2011, and has impacted yields in two principal ways.  First, almost all putable advances and long- and intermediate-term fixed-rate advances were swapped to receive LIBOR indexed cash flows, so that for such advances the yields have floated to lower levels with the decline in LIBOR.  Second, the Advance mix has changed in 2013 to include a greater volume of LIBOR-indexed adjustable rate advances (ARC advances).  Average ARC balances increased to $19.8 billion in 2013, up from $11.3 billion in 2012.  The weighted average coupon of ARC advances was 43 basis points in 2013, down from 55 basis points in 2012.  Additionally, the average short-term fixed-rate advances, which reprice at frequent intervals, grew to $7.8 billion, compared to $4.6 billion in 2012.  In a declining short-term interest rate environment, fixed rate coupons have repriced to lower rates, adversely impacting interest income.

•                  High yielding fixed rate MBS have continued to pay-down and acquisitions to replace pay downs were yielding significantly lower coupons, adversely impacting earnings.  The weighted average coupon of fixed-rate MBS was 325 basis points at December 31, 2013, down by 55 basis points from December 31, 2012.  The comparative yield was 462 basis points at December 31, 2011.  Yields from LIBOR-indexed variable-rate MBS have also declined in 2013, in parallel with the declining LIBOR, adversely impacting margins.  The weighted average coupon of LIBOR-indexed MBS was 72 basis points at December 31, 2013, down 7 basis points from December 31, 2012.  The comparative yield was 89 basis points at December 31, 2011.

•                  Acquisitions to the MBS portfolio were selective due to unfavorable pricing for GSE issued MBS.  As a result, MBS investment volume grew by only $0.7 million.  In 2013, we acquired $2.8 billion of GSE issued fixed-rate MBS and $0.5 billion of GSE issued floating-rate MBS.

•                  Interest income from overnight Federal funds sold was lower in 2013, even though the volume of overnight investments was higher.  Overnight Federal funds yielded 9 basis points in 2013, down from 13 basis points in 2012.

•                  Funding spreads were tighter, relative to LIBOR.  The continued decline of the 3-month LIBOR has had a negative impact on debt that is swapped to sub-LIBOR levels.  When the 3-month LIBOR declines to very low levels (as has been during 2013), there is very little room for the spread to remain at a level that is consistent with the higher credit rating ascribed to the FHLBank debt, relative to the Double A LIBOR rating.  Spreads to LIBOR narrowed in 2013 adversely impacting our funding advantage.  Weighted average yields paid on all bonds, swapped and unswapped, was 45 basis points in 2013, compared to 57 basis points and 60 basis points in 2012 and 2011.

•                  Discount note funding cost on an un-swapped basis, was 10 basis points in 2013, only a little lower than 12 basis points in 2012, and 11 basis points in 2011.  On an after swapped basis, discount note cost was 19 basis points in 2013, compared to 22 basis points in 2012, and 16 basis points in 2011.  To fund long-term investments and lock in margins, we have utilized Cash flow hedge strategies to synthetically convert the variability of cash flows of $1.3 billion discount notes ($1.1 billion at December 31, 2012) that reset every 91-days, to long-term fixed rate cash flows.  Alternative funding options were limited.  Short-term callable bond funding, an important funding alternative to discount notes, was not in demand at reasonable pricing through most of the earlier quarters in 2013.  Floating-rate bonds were also not in demand by investors at pricing that we considered to be favorable.

Debt buy-back charges — Expenses charged to earnings were $9.6 million in 2013, compared to $24.1 million in 2012.  Debt buy-back activity was modest in 2013.  Consolidated bonds bought back aggregated $80.0 million, compared to $268.6 million in 2012.  Typically, debt buy-back is executed to re-align balance sheet liabilities following member initiated advance prepayments.   When high-costing debt is bought back, a premium is generally paid because market yields are lower than the debt that is extinguished, resulting in a charge to income.  Also, see Table 6.7 Debt Bought Back.

Derivative and hedging gains and losses — For the FHLBNY, such gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Generally, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 8.1 - 8.3.

Derivatives and hedging activities resulted in a net gain of $8.2 million in 2013, down from $47.3 million in 2012.  Qualifying hedges reported fair value gains of $2.0 million gain in 2013, compared to $4.2 million in 2012.  Derivatives in economic hedges reported net gains of $6.2 million in 2013, compared to $43.1 million in 2012.  The gains in 2013 from derivatives designated in economic hedges included $22.7 million in interest income, partly offset by fair values losses of $16.5 million.  The gain in 2012 included $6.7 million in interest income and $36.4 million in fair value gains, which were due primarily to the reversal of prior cumulative losses when standalone approached maturity.  For more information, see Table 10.13 Earnings Impact from Derivatives and Hedging Activities and accompanying discussions.  Also see Components of Hedging Gains and Losses in Note 15. Derivatives and Hedging Activities.

Instruments held at fair value — Fair value changes of consolidated obligation debt and Advances elected under the FVO resulted in net fair value gains of $4.6 million in 2013, compared to $0.3 million in 2012.  For more information, see Table 10.11 and accompanying discussions.  Also, see Fair Value Option Disclosures in Note 16.  Fair Values of Financial Instruments.

Analysis of Allowance for Credit Losses

•                  Mortgage loans held-for-portfolio — Allowances and charge-offs in 2013 and 2012 were not significant.  We evaluated impaired conventional mortgage loans on an individual loan-by-loan basis, and compared the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans.  Collateral values of loans deemed to be impaired have stabilized in the New York and New Jersey sectors, and the low loan loss reserves were reflective of the stability in home prices in our residential loan markets.  FHA/VA (Insured mortgage loans) guaranteed loans were evaluated collectively for impairment, and no allowance was deemed necessary.

•                  Advances — Based on the collateral held as security and prior repayment history, no allowance for losses was currently deemed necessary.  Our credit risk from advances was concentrated in commercial banks, savings institutions and insurance companies.   All advances were fully collateralized during their entire term.  In addition, borrowing members pledged their stock in the FHLBNY as additional collateral for advances.  We have not experienced any losses on credit extended to any member since the FHLBNY’s inception.

Operating expenses, Compensation and benefits, and allocated expenses paid to the Office of Finance and the Finance Agency — Operating expenses, which included occupancy costs, computer service agreements, professional and legal fees, and depreciation and amortization, were $27.6 million in 2013, almost unchanged from 2012.  Compensation and benefit expenses were $55.7 million in 2013, almost unchanged from 2012.  We are continuing to benefit from MAP 21, the pension relief measure under a bill enacted by Congress in 2012, which reduced our defined benefit pension cost to $0.9 million in 2013 and $1.7 million in 2012, in contrast to $30.3 million in 2011, which amount included a voluntary contribution of $24.0 million to fund a pension shortfall.  The relief will be phased out starting in 2014 resulting in increased future contributions, and we expect to fund $7.8 million in the fiscal period July 1, 2014 to June 30, 2015.  Expense related to the share of expenses allocated to the FHLBNY for the Finance Agency and the Office of Finance was $12.9 million in 2013, compared to $13.7 million in 2012.

Affordable Housing Program (“AHP”) assessments — AHP set aside from income totaled $34.0 million in 2013, compared to $40.3 million in 2012.  Assessments are calculated as a percentage of Net income, and the decrease was due to a decrease in Net income.   For more information about AHP assessments, see Affordable Housing Program and Other Mission Related Programs in Item 1. Business, in this Form 10-K.

2012 compared to 2011

Net Income — 2012 Net income benefited from continued low cost of funding, lower Compensation and benefit expenses, and lower debt retirement costs.  Derivative and hedging gains made a strong impact in 2012, with fair value gains of $47.3 million, compared to $16.7 million in 2011.  OTTI charges were $2.1 million in 2012, compared to $5.6 million in 2011.  In 2012, REFCORP expense was not incurred, which was an 18% assessment that was charged to the 2011 Net Income for the first six months.  REFCORP assessment obligation was satisfied in June 2011.

Net interest income — 2012 Net interest income declined, in part due to tighter funding spreads and declining yields from investments in MBS, and in part due to lower prepayment fees.  Member initiated prepayment activity was lower, and fee income generated was $16.6 million, compared to $109.2 million in 2011.  Funding spreads to LIBOR were tighter due to further decline in the 3-month LIBOR, relative to 2011.  Also, with the easing of the European credit crises in 2012, the FHLBank debt returned to pre-crises pricing.  The impact of “flight to quality” had effectively driven down our cost of debt in 2011 and 2010, during the peak of the credit crises.  Compared to prior years, in 2012 higher-yielding MBS were paying down, and floating-rate MBS yielded lower coupons in parallel with the declining interest rate environment.

Operating expenses, Compensation and benefits, and allocated expenses paid to the Office of Finance and the Finance Agency — Operating expenses were $27.2 million, a little lower than $29.2 million in 2011.  Compensation and benefit expenses were $55.3 million in 2012, well below $79.8 million in 2011.  Pension expense for the Defined benefit plan benefitted from MAP 21 that reduced defined benefit pension cost to $1.7 million in 2012.  In contrast, the 2011 pension expense was $30.3 million, which included a contribution of $24.0 million to eliminate a funding shortfall.  Allocated expenses paid to the Office of Finance and the Finance Agency was $13.7 million, almost unchanged from 2011.

Affordable Housing Program (“AHP”) assessments — AHP set aside from income totaled $40.3 million in 2012, compared to $27.4 million in 2011.

Interest income — 2013, 2012 and 2011

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.2:                                Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2013	2012	2011	2013	2012
Interest Income
Advances (a)	$444,553	$524,233	$570,966	(15.20)%	(8.18)%
Interest-bearing deposits (b)	2,041	3,649	2,834	(44.07)	28.76
Securities purchased under agreements to resell	32	86	—	(62.79)	NM
Federal funds sold (c)	12,235	15,218	6,746	(19.60)	NM
Available-for-sale securities (d)	16,545	23,626	30,248	(29.97)	(21.89)
Held-to-maturity securities (d)	243,934	270,835	279,602	(9.93)	(3.14)
Mortgage loans held-for-portfolio (e)	68,329	65,892	62,942	3.70	4.69
Loans to other FHLBanks (e)	26	5	4	NM	25.00

Total interest income	$787,695	$903,544	$953,342	(12.82)%	(5.22)%

(a)                 Interest income from advances — Interest income from advances declined in 2013 due to declining yields, partly offset by higher transaction volume.  Net yields from advances were 55 bps in 2013, compared to 72 bps and 76 bps in 2012 and 2011.  The impact of lower rate on year-over-year changes in interest income was a negative $130.1 million.  This was partly offset by increase in interest income of $50.4 million due to higher advance balances in 2013 compared to 2012.  Interest income from hedged advances were also lower in parallel with lower LIBOR in 2013, the index that determines the after swap effective yield on hedged fixed rate advances.  Prepayment fees, which are included in Interest income from advances, declined in line with lower prepayment activity; fees were $13.5 million in 2013, compared to $16.6 million in 2012 and $109.2 million in 2011.  Fluctuations in yields from Advances are also discussed under the heading Net Income 2013 compared to 2012.

(b)                  Interest bearing deposits — Represents interest income from cash collateral and margins posted to derivative counterparties — The overnight federal funds effective rate, which is the contractual coupon from cash collateral, declined in 2013 in line with the general decline in overnight and short-term rates.

(c)                   Interest income from investments in overnight Federal funds - The overnight federal funds rate has declined in line with the decline in the overnight Federal funds rate.

(d)                  Interest income from investments — Overall yield from investments, primarily GSE issued mortgage-backed securities was 194 bps in 2013, well below 213 bps and 259 bps earned in 2012 and 2011- See Table 10.9 Spread and Yield Analysis. The impact of lower rate on year-over-year changes in interest income was a negative $25.5 million. Transaction balances also declined, and the impact of lower balances in 2013 was a negative $8.5 million — See Table 10.10 Rate and Volume Analysis. Yields earned from investments in MBS have been declining as vintage fixed-rate MBS with higher coupons have paid down, and replaced by lower yielding fixed-rate bonds. The Federal Reserve’s quantitative easing programs have pushed yields down and prices up for new acquisitions, as the FRB made significant purchases of agency MBS at a time when supply was low. Fluctuations in yields from Investments are also discussed under the heading Net Interest income.

(e)                   Interest income from mortgage loans — Interest income from MPF loans has increased due to increased volume of loans, although yields were lower in 2013, relative to prior years. Loans to other FHLBanks were generally overnight at negotiated market rates.

NM – Not meaningful.

Impact of hedging advances — 2013, 2012 and 2011

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 10.3:                                Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31,
	2013	2012	2011
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$1,487,916	$1,733,922	$2,187,949
Net interest adjustment from interest rate swaps (a)	(1,043,363)	(1,209,689)	(1,616,983)
Total Advance interest income reported	$444,553	$524,233	$570,966

(a)                 Lower amounts of net interest have been paid to swap counterparties in the derivative hedging transactions in each successive year.  In the low interest rate environment in 2013, the spread between the fixed-rate payments made to swap counterparties and the 3-month LIBOR received from swap counterparties, has narrowed and has driven down the net payments to swap counterparties.  In prior years, high coupon fixed rate advances had been hedged to the 3-month LIBOR, and for those hedges, the differential between the fixed rate paid to swap counterparties and low LIBOR received was wider.  As high coupon hedged fixed rate advances were prepaid or had matured, they were replaced by lower coupon fixed rate advances.  If the new advance was hedged, the differential was also narrower.

Interest expense — 2013, 2012 and 2011

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

Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense.  Reported Interest Expense is net of the impact of hedge strategies, the primary strategy being the Fair Value hedge strategy that creates LIBOR-indexed funding, and, to a lesser extent, the Cash Flow hedge strategy that creates long-term fixed-rate funding to lock in future net interest margin.  In a Fair value hedge strategy of a bond or discount note, we generally pay variable-rate LIBOR-indexed cash flows to swap counterparties.  In exchange, we receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank debt.  This exchange effectively converts fixed coupons to floating rate coupons indexed to the 3-month LIBOR.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.4:                                Interest Expenses - Principal Categories

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2013	2012	2011	2013	2012
Interest Expense
Consolidated obligations-bonds (a)	$295,887	$376,554	$406,166	21.42%	7.29%
Consolidated obligations-discount notes (a)	68,776	57,494	34,704	(19.62)	(65.67)
Deposits (b)	592	757	1,243	21.80	39.10
Mandatorily redeemable capital stock (b)	975	1,839	2,384	46.98	22.86
Cash collateral held and other borrowings	5	32	82	84.38	60.98

Total interest expense	$366,235	$436,676	$444,579	16.13%	1.78%

(a)

The funding mix has continued to change in 2013, with greater utilization of Discount notes in each successive year, and explains the lower amounts of Interest expenses on bonds and higher Interest expense on discount notes in 2013. In 2013, 35% of total interest-costing liabilities were comprised of discount notes, compared to 28% in 2012 and 23% in 2011. The 3-month LIBOR has been declining and the cost of swapped fixed rate bonds has declined in parallel. Fluctuations in interest costing yields on consolidated bonds and discount notes are also discussed under the heading Net Interest income in this MD&A.

(b)

Average deposit has declined in each successive year. Overnight rate paid in 2013 was almost unchanged from 2012. Holders of mandatorily redeemable capital stock are paid dividend at the same rate as all stockholders. The dividend payments are classified as interest payments in conformity with accounting rules. Dividend payments, classified as Interest expense, have declined due to lower amounts of mandatorily redeemable capital stock. Dividend rate has also declined.

Impact of hedging debt — 2013, 2012 and 2011

Derivative strategies are primarily used to manage the interest rate risk inherent in fixed-rate debt, by converting the fixed-rate funding to floating-rate debt that is indexed to 3-month LIBOR, our preferred funding base.  The strategies are designed to protect future interest margins.  A substantial percentage of non-callable fixed-rate debt is swapped to plain vanilla 3-month LIBOR indexed cash flows.  We also issue fixed-rate callable debt that is typically issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.  The cash flow objectives are accomplished by utilizing Fair value hedging strategy, benefitting us in two principal ways.  First, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps convert the debt to an adjustable-rate instrument tied to the 3-month LIBOR.  Second, fixed-rate callable bonds, in conjunction with interest rate swap containing a call feature that mirrors the option embedded in the callable bond, enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.

We may also issue floating rate debt indexed to other than the 3-month LIBOR (Prime, Federal funds rate and 1-month LIBOR).  Typically, we would then execute interest rate swaps that would convert the cash flows to the 3-month LIBOR, and designate the hedge as an economic hedge.

We have also created synthetic long-term fixed rate funding to fund long-term investments, utilizing a Cash Flow hedging strategy that converted forecasted long-term discount note variable-rate funding to fixed-rate funding by the use of long-term swaps.  For such discount notes, the recorded interest expense is equivalent to long-term fixed rate coupons.  Cash Flow hedging strategies are also discussed under the heading Impact of Cash flow hedging on earnings and AOCI in this MD&A.

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 10.5:                                Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Years ended December 31,
	2013	2012	2011
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$602,729	$707,416	$884,812
Discount notes-Interest expense before adjustment for swaps	36,824	32,032	23,350
Net interest adjustment for interest rate swaps (a)	(274,890)	(305,400)	(467,292)
Total Consolidated bonds and discount notes-interest expense reported	$364,663	$434,048	$440,870

(a)       A fair value hedge of debt is accomplished by the execution of an interest rate swap with a receive fixed-rate leg and a pay LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the debt results in a synthetic conversion of the fixed rate funding cost to LIBOR indexed variable expense.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have been positive, reducing the cost of funding to a LIBOR basis.  Declining net interest adjustments year-over-year were due to the narrowing of the spreads between fixed payments received from swap dealers and 3-month LIBOR paid to the dealers.

Net Interest Income — 2013, 2012 and 2011

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

The following table summarizes Net interest income (dollars in thousands):

Table 10.6:                                Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2013	2012	2011	2013	2012
Total interest income	$787,695	$903,544	$953,342	(12.82)%	(5.22)%
Total interest expense	366,235	436,676	444,579	16.13	1.78
Net interest income before provision for credit losses	$421,460	$466,868	$508,763	(9.73)%	(8.23)%

Total Interest Income and Total Interest Expense — See Table 10.2 and 10.4 together with accompany discussions.

Impact of lower interest income from investing member capital — In the very low interest rate environment, our earnings from interest free capital and non-interest bearing liabilities have not been significant contributors.  We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities

(“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members, and non-interest earning liabilities.  In 2013, capital has increased in parallel with the increase in Advances.  At the same time, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited.  For more information about factors that impact Interest income and Interest expense, see Tables 10.2 through 10.5 and discussions thereto.  Also, see Table 10.9 Spread and Yield Analysis, and Table 10.10 Rate and Volume Analysis.

Impact of qualifying hedges on Net interest income — We deploy hedging strategies to protect future net interest income that may reduce income in the short-term.  Net interest accruals of derivatives designated in a fair value or cash flow hedge that qualify under hedge accounting rules are recorded as adjustments to the interest income or interest expense associated with hedged assets or liabilities.  Also see Tables 10.3 and 10.5 and accompanying discussions.  The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 10.7:                                Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Years ended December 31,
	2013	2012	2011

Interest Income	$1,831,058	$2,113,233	$2,570,325
Net interest adjustment from interest rate swaps	(1,043,363)	(1,209,689)	(1,616,983)
Reported interest income	787,695	903,544	953,342

Interest Expense	641,125	742,076	911,871
Net interest adjustment from interest rate swaps	(274,890)	(305,400)	(467,292)
Reported interest expense	366,235	436,676	444,579

Net interest income (Margin)	$421,460	$466,868	$508,763

Net interest adjustment - interest rate swaps	$(768,473)	$(904,289)	$(1,149,691)

GAAP compared to Economic — 2013, 2012 and 2011

Although we believe these non-GAAP financial measures used by management may enhance investor and members’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 10.8:                                GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Years ended December 31,
	2013			2012			2011
	Amount	ROA	Net Spread	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$421,460	0.38%	0.35%	$466,868	0.46%	0.42%	$508,763	0.51%	0.47%
Interest income (expense)
Swaps not designated in a hedging relationship	22,556	0.02	0.02	6,563	0.01	0.01	31,428	0.03	0.03

Economic net interest income	$444,016	0.40%	0.37%	$473,431	0.47%	0.43%	$540,191	0.54%	0.50%

(a)  Net interest income or expense associated with interest rate swaps in economic hedges is recorded as part of derivative gains and losses.  For the FHLBNY, such cash flows are an integral part of the business model that converts fixed-rate exposures to LIBOR exposures.  For the most part, economic hedges outstanding at December 31, 2013 were associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged debt elected under the FVO (generally in a pay 3-month LIBOR, receive fixed-rate interest rate swap transaction).  In 2013, we have elected greater amounts of debt elected under the FVO, and the debt have been economically hedged by standalone interest rate swaps that generated interest income that was classified as a derivative gain.  This was the primary factor driving the increase in interest adjustments in 2013.

Spread and Yield Analysis — 2013, 2012 and 2011

Table 10.9:                                Spread and Yield Analysis

	Years ended December 31,
	2013			2012			2011
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$80,245,339	$444,553	0.55%	$72,720,037	$524,233	0.72%	$75,202,253	$570,966	0.76%
Interest bearing deposits and others	1,905,671	2,041	0.11	2,599,654	3,649	0.14	2,701,786	2,834	0.10
Federal funds sold and other overnight funds	14,232,118	12,267	0.09	11,406,495	15,304	0.13	8,499,097	6,746	0.08
Investments	13,425,320	260,479	1.94	13,833,918	294,461	2.13	11,980,570	309,850	2.59
Mortgage and other loans	1,944,978	68,355	3.51	1,627,752	65,897	4.05	1,321,726	62,946	4.76

Total interest-earning assets	$111,753,426	$787,695	0.70%	$102,187,856	$903,544	0.88%	$99,705,432	$953,342	0.95%

Funded By:
Consolidated obligations-bonds	$65,502,314	$295,887	0.45	$65,597,967	$376,554	0.57	$68,027,867	$406,166	0.60
Consolidated obligations-discount notes	36,872,187	68,776	0.19	26,112,900	57,494	0.22	21,442,303	34,704	0.16
Interest-bearing deposits and other borrowings	1,683,979	597	0.04	2,253,490	789	0.04	2,389,368	1,325	0.06
Mandatorily redeemable capital stock	24,303	975	4.01	37,618	1,839	4.89	58,492	2,384	4.08

Total interest-bearing liabilities	104,082,783	366,235	0.35%	94,001,975	436,676	0.46%	91,918,030	444,579	0.48%

Other non-interest-bearing funds	1,774,058			2,874,742			2,647,528
Capital	5,896,585	—		5,311,139	—		5,139,874	—

Total Funding	$111,753,426	$366,235		$102,187,856	$436,676		$99,705,432	$444,579

Net Interest Income/Spread		$421,460	0.35%		$466,868	0.42%		$508,763	0.47%

Net Interest Margin (Net interest income/Earning Assets)			0.38%			0.46%			0.51%

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

Rate and Volume Analysis — 2013 compared to 2012, and 2012 compared to 2011

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in volumes and rates.  The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense (in thousands):

Table 10.10:                         Rate and Volume Analysis

	For the years ended
	December 31, 2013 vs. December 31, 2012
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$50,370	$(130,050)	$(79,680)
Interest bearing deposits and others	(851)	(757)	(1,608)
Federal funds sold and other overnight funds	3,235	(6,272)	(3,037)
Investments	(8,505)	(25,477)	(33,982)
Mortgage loans and other loans	11,833	(9,375)	2,458

Total interest income	56,082	(171,931)	(115,849)

Interest Expense
Consolidated obligations-bonds	(548)	(80,119)	(80,667)
Consolidated obligations-discount notes	21,048	(9,766)	11,282
Deposits and borrowings	(202)	10	(192)
Mandatorily redeemable capital stock	(574)	(290)	(864)

Total interest expense	19,724	(90,165)	(70,441)

Changes in Net Interest Income	$36,358	$(81,766)	$(45,408)

	For the years ended
	December 31, 2012 vs. December 31, 2011
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(18,470)	$(28,263)	$(46,733)
Interest bearing deposits and others	(111)	926	815
Federal funds sold and other overnight funds	2,836	5,722	8,558
Investments	43,976	(59,365)	(15,389)
Mortgage loans and other loans	13,247	(10,296)	2,951

Total interest income	41,478	(91,276)	(49,798)

Interest Expense
Consolidated obligations-bonds	(14,239)	(15,373)	(29,612)
Consolidated obligations-discount notes	8,586	14,204	22,790
Deposits and borrowings	(71)	(465)	(536)
Mandatorily redeemable capital stock	(959)	414	(545)

Total interest expense	(6,683)	(1,220)	(7,903)

Changes in Net Interest Income	$48,161	$(90,056)	$(41,895)

Analysis of Non-Interest Income (Loss) — 2013, 2012 and 2011.

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 10.11:                         Other Income (loss)

	Years ended December 31,
	2013	2012	2011

Other income (loss):
Service fees and other (a)	$10,106	$9,701	$5,200
Instruments held at fair value - Unrealized gains (losses) (b)	4,570	255	(10,494)
Total OTTI losses	—	(651)	(791)
Net amount of impairment losses reclassified (from) Accumulated other comprehensive loss	—	(1,400)	(4,802)
Net impairment losses recognized in earnings (c)	—	(2,051)	(5,593)

Net realized and unrealized gains on derivatives and hedging activities (d)	8,233	47,280	16,691
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	—	256	17
Losses from extinguishment of debt (e)	(9,565)	(24,106)	(86,501)
Total other income (loss)	$13,344	$31,335	$(80,680)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, including fees earned on standby financial letters of credit.  Increase in issuance of financial letters of credit in 2013 generated increased revenues.

(b)         Instruments held at fair value under the Fair Value Option — In aggregate, changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net gains of $4.6 million in 2013, compared to $0.3 million in 2012.  Fair values of the FVO debt, primarily bonds reported net gains of $5.7 million on par balances of $27.1 billion, and were largely driven by maturing FVO debt, and previously recorded cumulative fair value losses reversed to zero.  New debt issued and elected under the FVO in 2013 were primarily short-term, and their fair value changes from execution dates to December 31, 2013 were not significant.  Advances issued in 2013 and elected under the FVO were LIBOR-indexed short-term instruments, and fair value changes resulted in a small loss of $1.2 million on par balances of $19.2 billion.  For more information, see FVO disclosures in Note 16. Fair Values of Financial Instruments.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — No credit OTTI was recorded in 2013.  Cash flow testing in a few instances identified de minimis shortfalls, however, the fair values of the bonds were in excess of their amortized cost, including the shortfall, and it was not necessary to record a credit loss.  In a period when cash flow analysis identifies credit losses that exceed fair value, our policy is to cap the loss to a floor equal to its amortized cost.  In 2012 and 2011, OTTI was $2.1 million and $5.6 million.

(d)         Net realized and unrealized gains on derivatives and hedging activities — See Table 10.13 and accompanying discussions for more information.

(e)          Earnings Impact of Debt extinguishment and sales of investment securities — See Table 10.12 for discussions and analysis.

Earnings Impact of Debt extinguishment and sales of investment securities — 2013, 2012 and 2011

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

The following table summarizes such activities (in thousands):

Table 10.12:                         Debt Extinguishment and Sale of Investment Securities

	Years ended December 31,
	2013		2012		2011
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Redemption of Housing Finance Agency (a)	$—	$—	$4,742	$256	$3,918	$17
Extinguishment of CO Bonds (b)	$54,920	$(5,657)	$268,631	$(24,106)	$623,921	$(69,169)
Transfer of CO Bonds to Other FHLBanks	$25,035	$(3,908)	$—	$—	$150,049	$(17,332)

(a)         From time to time, we may sell investment securities classified as available-for-sale, or on an isolated basis may be asked by the issuer of a security, which we have classified as held-to-maturity, to redeem the investment security.  There were no sales or redemptions in 2013.

(b)         Lower charges were due to lower volume of bond buy-back activity in 2013, compared to 2012 and 2011.

Earnings Impact of Derivatives and Hedging Activities — 2013, 2012 and 2011

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

Generally, the largest source of gains or losses from hedging activities arise from derivatives designated as standalone derivatives, although for both categories (derivatives that are standalone; and derivatives and hedged items that qualify under hedge accounting rules), gains and losses are unrealized and sum to zero if held to maturity. Standalone derivatives comprised of - swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to the 1-month LIBOR.

The following tables summarize the impact of hedging activities on earnings (in thousands):

Table 10.13:                         Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Years ended December 31, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(1,043,363)	$(537)	$306,841	$(31,951)	$—	$—	$(769,010)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	2,177	—	(40)	—	—	—	2,137
Losses on cash flow hedges	—	—	(90)	—	—	—	(90)
Net gains on derivatives - FVO	—	—	5,598	630	—	—	6,228
Gains (losses) - economic hedges	241	(1,729)	(1,361)	—	2,807	—	(42)

Net realized and unrealized gains (losses) on derivatives and hedging activities	2,418	(1,729)	4,107	630	2,807	—	8,233

Total earnings impact	$(1,040,945)	$(2,266)	$310,948	$(31,321)	$2,807	$—	$(760,777)

	Years ended December 31, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(1,209,689)	$(441)	$330,862	$(25,462)	$—	$—	$(904,730)

Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(8,731)	—	14,557	(1,400)	—	—	4,426
Losses on cash flow hedges	—	—	(214)	—	—	—	(214)
Net gains on derivatives - FVO	—	—	24,574	2,941	—	—	27,515
Gains (losses) - economic hedges	1,414	2,065	22,674	80	(10,706)	26	15,553

Net realized and unrealized (losses) gains on derivatives and hedging activities	(7,317)	2,065	61,591	1,621	(10,706)	26	47,280

Total earnings impact	$(1,217,006)	$1,624	$392,453	$(23,841)	$(10,706)	$26	$(857,450)

	Years ended December 31, 2011
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(1,616,983)	$(74)	$478,647	$(11,355)	$—	$—	$(1,149,765)

Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	39,864	—	(2,255)	1,400	—	—	39,009
Losses on cash flow hedges	—	—	(119)	—	—	—	(119)
Net gains on derivatives - FVO	—	—	15,142	655	—	—	15,797
(Losses) gains - economic hedges	(2,462)	3,060	(11,849)	102	(26,858)	11	(37,996)

Net realized and unrealized gains (losses) on derivatives and hedging activities	37,402	3,060	919	2,157	(26,858)	11	16,691

Total earnings impact	$(1,579,581)	$2,986	$479,566	$(9,198)	$(26,858)	$11	$(1,133,074)

Derivatives and hedging activities reported net gains of $8.2 million, $47.3 million, and $16.7 million in 2013, 2012, and 2011, and were primarily due to the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.  Net interest accruals on derivative instruments in economic hedges may also have a significant impact.  Primary drivers are discussed below:

Standalone derivatives — Fair value changes of derivatives designated in economic hedges (also referred to as standalone derivatives) resulted in the recognition of net gains of $6.2 million and $43.1 million in 2013 and 2012, and a loss of $22.2 million in 2011.

•                  Impact of interest rate caps — Caps have been designated in economic hedges of LIBOR-indexed floating rate mortgage-backed securities, which includes securities with yields that are capped above a predetermined LIBOR strike rate.  To mitigate a potential interest rate exposure if LIBOR rises above the strike rates and yields from the securities remain fixed, we purchased $1.9 billion (notional amounts) in interest rate caps in 2008, and another $0.8 billion (notional amounts) in 2013.  The caps are structured with strikes that mirror the strikes in the MBS, making us indifferent to changes in LIBOR.  Caps gained in value at December 31, 2013 in parallel with the steepening of the swap curve at that date, and a gain of $2.8 million was recorded.  In contrast, in a declining interest rate environment at December 31, 2012 and 2011, losses of $10.7 million and $26.9 million were recorded.

•                  Interest rate swaps designated as economic hedges of floating rate debt — From time to time, we have issued floating rate debt that is indexed to the 1-month LIBOR, or the Federal funds rate or Prime.  Concurrent with the issuance of such debt, we execute interest rate swaps (also referred to as “basis swaps”) that create synthetic 3-month LIBOR cost of funding, our preferred funding base.  Since the hedge accounting designation requirements for a Cash Flow hedge are operationally difficult to achieve, we have opted to designate the basis swaps as standalone.  Notional amounts of basis swaps at December 31, 2013 were $6.5 billion, almost all in the exchange of 1-month LIBOR for 3-month LIBOR.  At December 31, 2012 and 2011, notional amounts of basis swaps were $7.3 billion and $13.6 billion.

Fair values of basis swaps have fluctuated over the years causing gains and losses to also fluctuate.  A net unrealized loss of $6.1 million was recorded in 2013, in contrast to a net gain of $22.9 million in 2012, and a net loss of $21.7 million in 2011.  The rise and fall of the 3-month LIBOR forward rates relative to the forward federal funds rate or the 1-month LIBOR are determining factors of recorded gains and losses, as is the volume of derivatives designated as standalone.

•                  Interest rate swaps designated as economic hedges of short-term debt elected under the Fair value Option — We have elected the FVO for certain short-term fixed rate debt (FVO debt) when we believe that we cannot assert with a high degree of confidence that debt can be effectively hedged as a qualifying hedge.  In those circumstances, the interest rate swaps that hedges the FVO debt are designated as economic hedges.  At December 31, 2013, the notional amount of interest rate swaps hedging FVO debt was $27.1 billion, compared with $14.7 billion and $17.5 billion at December 31, 2012 and 2011.

In 2013, fair value changes of FVO debt resulted in a net loss of $12.2 million, a net gain of $19.4 million in 2012, and a net loss of $8.4 million in 2011.  The rise and fall of the 3-month LIBOR forward rates were the determining factors of recorded gains and losses.  Such swaps were intermediate term, generally with maturities of less than two years.  The short duration of the swaps caused year-over-year fluctuations in fair value gains and losses as the swaps approached their maturity, gains and losses were reversed so that at maturity the swap had a fair value of zero.

•                  Impact of recording Interest Accrual on Standalone derivatives — Interest accruals on swaps in economic hedges resulted in derivative gains of $22.7 million in 2013, $6.7 million in 2012, and $31.6 million in 2011.  Interest accruals are typically recorded as part of the Interest income or Interest expense when the derivative is in a recognized hedge accounting strategy, but when the derivative is designated as an economic hedge, interest accruals on the derivative are also recorded as a net realized and unrealized gains and losses on derivatives and hedging activities.  For information about the impact of interest accruals on Interest income and Interest expense associated with derivatives in hedge qualifying associations, see Table 10.13.

Benchmark qualifying hedges — The earnings impact from qualifying fair value hedging relationships was primarily due to the fair value changes of hedged instruments that were not fully offset by fair value changes of the hedging derivatives.  This difference is also referred to as hedge ineffectiveness.  Ineffectiveness recorded in earnings was primarily due to fair value hedges of consolidated obligation bonds, discount notes, and advances, and insignificant amounts of ineffectiveness from closed Cash flow hedges of anticipated issuances of debt.  Fair value hedge ineffectiveness was a net gain of $2.0 million in 2013, and was primarily driven by fair value hedges of longer-term fixed rate advances.  In 2013, an out of period loss of $5.0 million was recorded to correct overstated cumulative hedging gains in 2012.  The comparable ineffectiveness were $4.2 million and $39.0 million in 2012 and 2011.  Hedge ineffectiveness was primarily unrealized.  Cumulative fair value gains and losses will sum to zero at maturity of the instruments.

For more information, also see Components of net gains and losses on derivatives and hedging activities as presented in the Statements of Income in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow hedging on earnings and AOCI — 2013, 2012 and 2011

Fair value losses recorded in AOCI due to unrealized losses on Cash Flow hedging strategies were $31.0 million at December 31, 2013, and $137.1 million and $112.0 million at December 31, 2012 and 2011.

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

Derivative gains and losses reclassified from AOCI (a) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 10.14:                         Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Years ended December 31,
	2013	2012	2011
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(137,114)	$(111,985)	$(15,196)
Net hedging transactions	102,608	(29,285)	(99,880)
Reclassified into earnings	3,523	4,156	3,091
End of period (a)	$(30,983)	$(137,114)	$(111,985)

The two primary Cash Flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we have executed interest rate swaps on the anticipated issuance of debt and to lock in a spread between the earning asset and the cost of funding.  The swap is a pay fixed-rate, receive LIBOR indexed structure.  Open swap contracts are valued at the end of each reporting period, and the effective portion of changes in the fair values of the swaps is recorded in AOCI, and ineffectiveness, if any, is recorded through earnings.  The swap is terminated upon issuance of the debt instrument, and fair values recorded in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.  There were no open contracts to hedge the anticipated issuances of debt at December 31, 2013 and December 31, 2012.

Fair value losses in AOCI of $8.7 million at December 31, 2013 ($12.3 million at December 31, 2012) represented the unamortized fair value basis of closed Cash flow hedges that had hedged anticipatory issuances of debt.  Amounts reclassified to Interest expense were $3.5 million in 2013, and $4.2 million and $3.1 million in 2012 and 2011.  Over the next 12 months, it is expected that $2.9 million of net losses recorded in AOCI will be recognized as an interest expense.

Hedges of discount note issuances — Unrealized losses from rollover Cash flow hedge strategies were $22.3 million at December 31, 2013, compared to losses of $124.8 million at December 31, 2012.  Losses represented fair values of interest rate swaps designated in Cash flow strategies to hedge long-term issuances of consolidated obligation discount notes in the discount note rollover programs.  The net amounts were recorded in the balance sheet as derivative liabilities at those dates, and an offset recorded in AOCI as unrealized losses.

Long-term swaps, notional amounts of $1.3 billion at December 31, 2013, and $1.1 billion and $0.9 billion at December 31, 2012 and December 31, 2011, were in pay fixed-rate, receive floating rate interest rate exchange agreements.  Fair values will move inversely to the rise and fall of long-term swap rates, and fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  Declining losses reflect the rise in long-term swap rates at December 31, 2013, relative to December 31, 2012.  We expect the long-term hedge programs to remain in place to the contractual maturities of the interest rate swaps.  Cumulative fair value losses will sum to zero over those periods.

The Cash flow hedge programs have an impact on Interest expenses on discount notes.  The adjustments to convert discount note yields to long-term fixed rate yields were additional expenses of $32.0 million in 2013, $26.7 million in 2012, and $12.4 million in 2011.

Pay fixed- rate, receive 3-month LIBOR-indexed long term interest rate swaps are designated as Cash flow hedges of the rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap.  The program in effect creates synthetic fixed-rate funding, and offsets the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR).  Discount notes are issued for a 91-day period at a fixed rate and rolled over for another 91-days at the then prevailing interest rate.  For more information, see Note 15.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.15:                         Operating Expenses, and Compensation and Benefits

	Years ended December 31,
	2013	Percentage of Total	2012	Percentage of Total	2011	Percentage of Total
Temporary workers	$388	1.41%	$36	0.13%	$93	0.32%
Occupancy	4,023	14.57	4,156	15.26	4,395	15.05
Depreciation and leasehold amortization	3,625	13.13	4,294	15.77	5,334	18.26
Computer service agreements and contractual services	11,063	40.07	10,254	37.67	10,467	35.84
Professional and legal fees	1,938	7.02	1,080	3.97	2,404	8.23
Other	6,573	23.80	7,407	27.20	6,514	22.30
Total Operating Expenses (a)	$27,610	100.00%	$27,227	100.00%	$29,207	100.00%

Employee compensation	$32,213	57.85%	$31,811	57.55%	$30,235	37.89%
Employee benefits	23,471	42.15	23,462	42.45	49,560	62.11
Total Compensation and Benefits (b)	$55,684	100.00%	$55,273	100.00%	$79,795	100.00%

Finance Agency and Office of Finance (c)	$12,936		$13,672		$13,305

(a)    Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.  Professional and legal expenses in 2013 were higher primarily due to the implementation of various initiatives under the Dodd Frank Act.  Depreciation and amortization expenses declined in 2013 as certain capitalized expense had been fully written down, and the amount of new capitalized projects in 2013 was not significant.  Other expenses included audit fees, director fees and expenses, insurance and telecommunications, and recoveries of claims for Hurricane Sandy related damages.  Recoveries and damages were not significant.

(b)    Employee compensation and benefits were almost unchanged year-over-year.  Pension expense for the Pentegra Defined benefit pension plan has benefited from the relief measure under a pension relief bill (MAP-21) enacted by Congress in mid-2012.  See Note 14. Employee Retirement Plans for an understanding of MAP-21, and Note 17. Commitments and Contingencies, which provides more information on future pension benefit payments.

(c)     We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The 12 FHLBanks and two other GSEs share the entire cost of the Finance Agency.

Assessments

Each FHLBank is required to set aside a portion of earnings to fund its Affordable Housing Program (“AHP”).  The REFCORP obligation was satisfied in June 2011, and no further payments are necessary.  For more information, see Affordable Housing Program and Other Mission Related Programs and Assessments under ITEM 1 BUSINESS in this Form 10-K.  We fulfill our AHP obligations primarily through direct grants to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low- and moderate-income households.  Ten percent of our annual pre-assessment regulatory net income is set aside for the AHP.  The amounts set aside are considered our liability towards our AHP obligations.  AHP grants and subsidies are provided to members out of this liability.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 11.1:                                Affordable Housing Program Liabilities

	Years ended December 31,
	2013	2012	2011
Beginning balance	$134,942	$127,454	$138,365
Additions from current period’s assessments	33,958	40,286	27,430
Net disbursements for grants and programs	(45,840)	(32,798)	(38,341)
Ending balance	$123,060	$134,942	$127,454

Subsequent to June 30, 2011, AHP is 10% of net income after adding back interest expense on mandatorily redeemable stock.  Prior to June 30, 2011, AHP was 10% of net income after deducting REFCORP assessments, and adding back interest expense on mandatorily redeemable capital stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Management.  Market risk or interest rate risk (“IRR”) is the risk of loss to market value or future earnings that may result from changes in the interest rate environment.  Embedded in IRR is a tradeoff of risk versus reward. We could earn higher income by having higher IRR through greater mismatches between our assets and liabilities at the cost of potentially significant declines in market value and future income if the interest rate environment turned against our expectations.  We have opted to retain a modest level of IRR which allows us to preserve our capital value while generating steady and predictable income.  In keeping with that philosophy, our balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities.  More than 85% of our financial assets are either short-term or LIBOR-based, and a similar percentage of our liabilities are also either short-term or LIBOR-based.  These positions protect our capital from large changes in value arising from interest rate or volatility changes.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, the December 2012, March 2013, June 2013, September 2013, and December 2013 rates were too low for a meaningful parallel down-shock measurement.

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

•                  KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points.  KRD exposure have largely remained unchanged year-over-year.

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the fourth quarter of 2012 and the fourth quarter of 2013):

	Base Case DOE	-200bps DOE	+200bps DOE
December 31, 2013	0.60	N/A	1.46
September 30, 2013	1.11	N/A	1.70
June 30, 2013	0.81	N/A	2.25
March 31, 2013	-0.05	N/A	2.55
December 31, 2012	-1.46	N/A	2.02

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

One Year Re-pricing Gap
December 31, 2013	$5.747 Billion
September 30, 2013	$6.406 Billion
June 30, 2013	$6.182 Billion
March 31, 2013	$5.595 Billion
December 31, 2012	$6.259 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2012 and the fourth quarter of 2013):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
December 31, 2013	N/A	12.12%
September 30, 2013	N/A	15.45%
June 30, 2013	N/A	14.61%
March 31, 2013	N/A	16.17%
December 31, 2012	N/A	14.21%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2012 and the fourth quarter of 2013):

	Down- shock Change in MVE	+200bps Change in MVE
December 31, 2013	N/A	-2.16%
September 30, 2013	N/A	-2.50%
June 30, 2013	N/A	-3.37%
March 31, 2013	N/A	-3.01%
December 31, 2012	N/A	-1.18%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of December 31, 2013 and December 31, 2012 (in millions):

	Interest Rate Sensitivity
	December 31, 2013
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS Investments	$23,566	$130	$434	$344	$963
MBS Investments	6,329	232	913	1,712	4,264
Adjustable-rate loans and advances	26,162	—	—	—	—
Net unswapped	56,057	362	1,347	2,056	5,227

Fixed-rate loans and advances	18,323	3,945	17,980	11,896	10,433
Swaps hedging advances	39,983	(1,663)	(16,882)	(11,194)	(10,244)
Net fixed-rate loans and advances	58,306	2,282	1,098	702	189
Total interest-earning assets	$114,363	$2,644	$2,445	$2,758	$5,416
Interest-bearing liabilities:
Deposits	$1,892	$15	$—	$—	$—
Discount notes	44,286	1,584	—	—	—
Swapped discount notes	(1,256)	—	—	—	1,256
Net discount notes	43,030	1,584	—	—	1,256
Consolidated Obligation Bonds
FHLB bonds	30,066	19,571	11,372	4,671	7,329
Swaps hedging bonds	33,741	(18,639)	(9,191)	(2,130)	(3,781)
Net FHLB bonds	63,807	932	2,181	2,541	3,548
Total interest-bearing liabilities	$108,729	$2,531	$2,181	$2,541	$4,804
Post hedge gaps (a):
Periodic gap	$5,634	$113	$264	$217	$612
Cumulative gaps	$5,634	$5,747	$6,011	$6,228	$6,840

	Interest Rate Sensitivity
	December 31, 2012
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS Investments	$15,280	$259	$529	$256	$449
MBS Investments	8,173	220	367	346	3,592
Adjustable-rate loans and advances	14,961	—	—	—	—
Net unswapped	38,414	479	896	602	4,041

Fixed-rate loans and advances	14,845	2,232	12,489	18,645	9,120
Swaps hedging advances	40,889	(1,746)	(11,802)	(18,421)	(8,919)
Net fixed-rate loans and advances	55,734	486	687	224	201
Total interest-earning assets	$94,148	$965	$1,583	$826	$4,242
Interest-bearing liabilities:
Deposits	$2,043	$—	$—	$—	$—
Discount notes	29,315	464	—	—	—
Swapped discount notes	(1,106)	—	—	—	1,106
Net discount notes	28,209	464	—	—	1,106
Consolidated Obligation Bonds
FHLB bonds	29,201	14,454	12,881	2,635	4,794
Swaps hedging bonds	28,481	(13,998)	(10,897)	(915)	(2,671)
Net FHLB bonds	57,682	456	1,984	1,720	2,123
Total interest-bearing liabilities	$87,934	$920	$1,984	$1,720	$3,229
Post hedge gaps (a):
Periodic gap	$6,214	$45	$(401)	$(894)	$1,013
Cumulative gaps	$6,214	$6,259	$5,858	$4,964	$5,977

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).  Based on its assessment, management of the Bank determined that as of December 31, 2013, the Bank’s internal control over financial reporting was effective based on those criteria.

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

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of New York (the “FHLBank”) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the FHLBank’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 24, 2014

PricewaterhouseCoopers LLP,  PricewaterhouseCoopers Center, 300 Madison Avenue, New York, NY 10017
T: (646)471 3000, F: (813) 286 6000, www.pwc.com/us

Federal Home Loan Bank of New York

Statements of Condition (in thousands, except par value of capital stock)

As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks (Note 3)	$15,309,998	$7,553,188
Federal funds sold (Note 4)	5,986,000	4,091,000
Available-for-sale securities, net of unrealized gains of $14,505 at December 31, 2013 and $22,506 at December 31, 2012 (Note 6)	1,562,541	2,308,774
Held-to-maturity securities (Note 5)	12,535,928	11,058,764
Advances (Note 7) (Includes $19,205,399 at December 31, 2013 and $500,502 at December 31, 2012 at fair value under the fair value option)	90,765,017	75,888,001
Mortgage loans held-for-portfolio, net of allowance for credit losses of $5,697 at December 31, 2013 and $6,982 at December 31, 2012 (Note 8)	1,927,623	1,842,816
Accrued interest receivable	173,573	179,044
Premises, software, and equipment	11,808	11,576
Derivative assets (Note 15)	43,302	41,894
Other assets	17,115	13,743

Total assets	$128,332,905	$102,988,800

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,865,399	$1,994,974
Non-interest-bearing demand	25,941	19,537
Term	38,000	40,000

Total deposits	1,929,340	2,054,511

Consolidated obligations, net (Note 10)
Bonds (Includes $22,868,401 at December 31, 2013 and $12,740,883 at December 31, 2012 at fair value under the fair value option)	73,275,312	64,784,321
Discount notes (Includes $4,260,635 at December 31, 2013 and $1,948,987 at December 31, 2012 at fair value under the fair value option)	45,870,470	29,779,947

Total consolidated obligations	119,145,782	94,564,268

Mandatorily redeemable capital stock (Note 12)	23,994	23,143

Accrued interest payable	112,047	127,664
Affordable Housing Program (Note 11)	123,060	134,942
Derivative liabilities (Note 15)	349,150	426,788
Other liabilities	163,878	165,655

Total liabilities	121,847,251	97,496,971

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares: 55,714 at December 31, 2013 and 47,975 at December 31, 2012	5,571,400	4,797,457
Retained earnings
Unrestricted	841,412	797,567
Restricted (Note 12)	157,114	96,185
Total retained earnings	998,526	893,752
Total accumulated other comprehensive loss	(84,272)	(199,380)

Total capital	6,485,654	5,491,829

Total liabilities and capital	$128,332,905	$102,988,800

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income (in thousands, except per share data)

Years Ended December 31, 2013, 2012 and 2011

	Years ended December 31,
	2013	2012	2011
Interest income
Advances, net (Note 7)	$444,553	$524,233	$570,966
Interest-bearing deposits (Note 4)	2,041	3,649	2,834
Securities purchased under agreements to resell (Note 4)	32	86	—
Federal funds sold (Note 4)	12,235	15,218	6,746
Available-for-sale securities (Note 6)	16,545	23,626	30,248
Held-to-maturity securities (Note 5)	243,934	270,835	279,602
Mortgage loans held-for-portfolio (Note 8)	68,329	65,892	62,942
Loans to other FHLBanks (Note 18)	26	5	4

Total interest income	787,695	903,544	953,342

Interest expense
Consolidated obligations-bonds (Note 10)	295,887	376,554	406,166
Consolidated obligations-discount notes (Note 10)	68,776	57,494	34,704
Deposits (Note 9)	592	757	1,243
Mandatorily redeemable capital stock (Note 12)	975	1,839	2,384
Cash collateral held and other borrowings (Note 18)	5	32	82

Total interest expense	366,235	436,676	444,579

Net interest income before provision for credit losses	421,460	466,868	508,763

(Reversal) Provision for credit losses on mortgage loans	(26)	1,011	3,153

Net interest income after provision for credit losses	421,486	465,857	505,610

Other income (loss)
Service fees and other	10,106	9,701	5,200
Instruments held at fair value - Unrealized gains (losses) (Note 16)	4,570	255	(10,494)

Total OTTI losses	—	(651)	(791)
Net amount of impairment losses reclassified from Accumulated other comprehensive loss	—	(1,400)	(4,802)
Net impairment losses recognized in earnings	—	(2,051)	(5,593)

Net realized and unrealized gains on derivatives and hedging activities (Note 15)	8,233	47,280	16,691
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Notes 5 and 6)	—	256	17
Losses from extinguishment of debt	(9,565)	(24,106)	(86,501)

Total other income (loss)	13,344	31,335	(80,680)

Other expenses
Operating	27,610	27,227	29,207
Compensation and benefits	55,684	55,273	79,795
Finance Agency and Office of Finance	12,936	13,672	13,305

Total other expenses	96,230	96,172	122,307

Income before assessments	338,600	401,020	302,623

Affordable Housing Program Assessments (Note 11)	33,958	40,286	27,430
REFCORP (Note 11)	—	—	30,707

Total assessments	33,958	40,286	58,137

Net income	$304,642	$360,734	$244,486

Basic earnings per share (Note 13)	$6.06	$7.78	$5.46

Cash dividends paid per share	$4.12	$4.63	$4.70

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income – (in thousands)

Years Ended December 31, 2013, 2012 and 2011

	Years ended December 31,
	2013	2012	2011

Net Income	$304,642	$360,734	$244,486
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities
Unrealized (losses) gains	(8,001)	6,087	(6,546)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	—	(222)	(315)
Reclassification of non-credit portion included in net income	—	1,622	5,117
Accretion of non-credit portion of OTTI	10,180	10,978	12,275
Total net non-credit portion of other-than-temporary impairment gains on held-to-maturity securities	10,180	12,378	17,077
Net unrealized gains/losses relating to hedging activities
Unrealized gains (losses)	102,608	(29,285)	(99,880)
Reclassification of losses included in net income	3,523	4,156	3,091
Total net unrealized gains (losses) relating to hedging activities	106,131	(25,129)	(96,789)
Pension and postretirement benefits	6,798	(2,289)	(7,485)
Total other comprehensive income (loss)	115,108	(8,953)	(93,743)
Total comprehensive income	$419,750	$351,781	$150,743

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — (in thousands, except per share data)

Years Ended December 31, 2013, 2012 and 2011

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2010	45,290	$4,528,962	$712,091	$—	$712,091	$(96,684)	$5,144,369

Proceeds from issuance of capital stock	23,956	2,395,681	—	—	—	—	2,395,681
Repurchase/redemption of capital stock	(24,304)	(2,430,428)	—	—	—	—	(2,430,428)
Shares reclassified to mandatorily redeemable capital stock	(36)	(3,614)	—	—	—	—	(3,614)
Cash dividends ($4.70 per share) on capital stock	—	—	(210,340)	—	(210,340)	—	(210,340)
Comprehensive income (loss)	—	—	220,447	24,039	244,486	(93,743)	150,743

Balance, December 31, 2011	44,906	$4,490,601	$722,198	$24,039	$746,237	$(190,427)	$5,046,411

Proceeds from issuance of capital stock	35,500	3,549,980	—	—	—	—	3,549,980
Repurchase/redemption of capital stock	(32,355)	(3,235,548)	—	—	—	—	(3,235,548)
Shares reclassified to mandatorily redeemable capital stock	(76)	(7,576)	—	—	—	—	(7,576)
Cash dividends ($4.63 per share) on capital stock	—	—	(213,219)	—	(213,219)	—	(213,219)
Comprehensive income (loss)	—	—	288,588	72,146	360,734	(8,953)	351,781

Balance, December 31, 2012	47,975	$4,797,457	$797,567	$96,185	$893,752	$(199,380)	$5,491,829

Proceeds from issuance of capital stock	41,444	4,144,406	—	—	—	—	4,144,406
Repurchase/redemption of capital stock	(33,654)	(3,365,340)	—	—	—	—	(3,365,340)
Shares reclassified to mandatorily redeemable capital stock	(51)	(5,123)	—	—	—	—	(5,123)
Cash dividends ($4.12 per share) on capital stock	—	—	(199,868)	—	(199,868)	—	(199,868)
Comprehensive income	—	—	243,713	60,929	304,642	115,108	419,750

Balance, December 31, 2013	55,714	$5,571,400	$841,412	$157,114	$998,526	$(84,272)	$6,485,654

(a)  Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (in thousands)

Years Ended December 31, 2013, 2012 and 2011

	Years ended December 31,
	2013	2012	2011
Operating activities

Net Income	$304,642	$360,734	$244,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	80,557	(20,254)	(167,727)
Concessions on consolidated obligations	3,982	4,316	8,051
Premises, software, and equipment	3,625	4,294	5,334
(Reversal) Provision for credit losses on mortgage loans	(26)	1,011	3,153
Net realized gains from redemption of held-to-maturity securities	—	(256)	(17)
Credit impairment losses on held-to-maturity securities	—	2,051	5,593
Change in net fair value adjustments on derivatives and hedging activities	127,871	272,834	533,791
Change in fair value adjustments on financial instruments held at fair value	(4,570)	(255)	10,494
Losses from extinguishment of debt	9,565	24,106	86,501
Net change in:
Accrued interest receivable	(56)	47,979	63,487
Derivative assets due to accrued interest	28,385	31,596	26,012
Derivative liabilities due to accrued interest	(10,766)	(50,639)	(45,739)
Other assets	2,380	1,919	2,725
Affordable Housing Program liability	(11,882)	7,488	(10,911)
Accrued interest payable	(14,606)	(18,436)	(54,254)
REFCORP liability	—	—	(21,617)
Other liabilities	6,478	10,502	12,492
Total adjustments	220,937	318,256	457,368
Net cash provided by operating activities	525,579	678,990	701,854
Investing activities
Net change in:
Interest-bearing deposits	1,046,980	92,275	100,560
Federal funds sold	(1,895,000)	(3,121,000)	4,018,000
Deposits with other FHLBanks	(238)	43	(80)
Premises, software, and equipment	(3,857)	(2,383)	(3,889)
Held-to-maturity securities:
Purchased	(3,413,004)	(3,409,692)	(4,691,522)
Repayments	1,941,396	2,482,153	2,342,986
In-substance maturities	—	4,998	3,935
Available-for-sale securities:
Purchased	(3,999,820)	—	(1,094,954)
Repayments	4,740,820	842,038	1,938,319
Proceeds from sales	798	735	656
Advances:
Principal collected	594,201,398	429,633,248	270,176,636
Made	(610,646,895)	(434,936,449)	(260,225,999)
Mortgage loans held-for-portfolio:
Principal collected	314,293	334,288	248,205
Purchased	(410,378)	(772,900)	(394,653)
Proceeds from sales of REO	1,152	1,924	1,692
Net cash (used in) provided by investing activities	(18,122,355)	(8,850,722)	12,419,892

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (in thousands)

Years Ended December 31, 2013, 2012 and 2011

	Years ended December 31,
	2013	2012	2011
Financing activities
Net change in:
Deposits and other borrowings	$(137,695)	$(64,214)	$(301,761)
Derivative contracts with financing element	(237,630)	(285,614)	(374,625)
Consolidated obligation bonds:
Proceeds from issuance	64,345,511	45,603,515	54,659,796
Payments for maturing and early retirement	(55,255,463)	(48,121,389)	(59,197,084)
Net payments on bonds transferred to other FHLBanks (a)	(28,943)	—	(167,381)
Consolidated obligation discount notes:
Proceeds from issuance	177,848,024	148,596,815	148,526,627
Payments for maturing	(161,755,144)	(140,943,936)	(145,793,308)
Capital stock:
Proceeds from issuance of capital stock	4,144,406	3,549,980	2,395,681
Payments for repurchase/redemption of capital stock	(3,365,340)	(3,235,548)	(2,430,428)
Redemption of mandatorily redeemable capital stock	(4,272)	(39,260)	(12,006)
Cash dividends paid (b)	(199,868)	(213,219)	(210,340)
Net cash provided by (used in) financing activities	25,353,586	4,847,130	(2,904,829)
Net increase (decrease) in cash and due from banks	7,756,810	(3,324,602)	10,216,917
Cash and due from banks at beginning of the period	7,553,188	10,877,790	660,873
Cash and due from banks at end of the period	$15,309,998	$7,553,188	$10,877,790

Supplemental disclosures:
Interest paid	$412,669	$530,256	$566,651
Affordable Housing Program payments (c)	$45,840	$32,798	$38,341
REFCORP payments	$—	$—	$52,324
Transfers of mortgage loans to real estate owned	$3,816	$1,378	$1,450
Portion of non-credit OTTI gains on held-to-maturity securities	$—	$(1,400)	$(4,802)

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

Tax Status.  The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for real property taxes.

Assessments.  Resolution Funding Corporation (“REFCORP”) Assessments — Up until June 30, 2011, the FHLBanks, including the FHLBNY, were required to make payments to REFCORP based on a percentage of Net Income.  Each FHLBank was required to make payments to REFCORP until the total amount of payment actually made by all 12 FHLBanks was equivalent to a $300 million annual annuity, whose final maturity date was April 15, 2030.  The Federal Housing Finance Agency has determined that the 12 FHLBanks have satisfied their obligation to REFCORP at June 30, 2011, and no further payments will be necessary.

Affordable Housing Program (“AHP”) Assessments — Each FHLBank, including the FHLBNY, provides subsidies in the form of direct grants and below-market interest rate advances to members, who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households.  Annually, the 12 FHLBanks must set aside the greater of $100 million or 10% of their regulatory defined net income for the Affordable Housing Program.

Note   1.                                                   Significant Accounting Policies and Estimates.

Basis of Presentation

The accompanying financial statements of the Federal Home Loan Bank of New York have been prepared in accordance with GAAP and with the instructions provided by the SEC.

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

Financial Instruments with Legal Right of Offset

The FHLBNY has derivative instruments, and from time to time, securities purchased under agreements to resell.  The derivatives and securities are subject to enforceable master netting arrangements.  The FHLBNY has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements.  The FHLBNY did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged.  Likewise, there may be a delay for excess collateral to be returned.  For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or as a derivative asset based on the terms of the individual master agreement between the FHLBNY and its derivative counterparty.  Additional information regarding these agreements is provided in Note 15. Derivatives and Hedging Activities.  For securities purchased under agreements to resell, the FHLBNY did not have any unsecured amounts based on the fair value of the related collateral held at the end of periods presented.  Additional information about the FHLBNY’s investments in securities purchased under agreements to resell is disclosed in Note 4. Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Fair Value Measurements and Disclosures

Accounting Standards Codification Topic 820, Fair Value Measurements, discusses how entities should measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal or most advantageous market for the asset or liability between market participants at the measurement date.  This definition is based on an exit price rather than transaction or entry price.

Valuation Techniques — Three valuation techniques are prescribed under the fair value measurement standards — Market approach, Income approach and Cost approach.  Valuation techniques for which sufficient data is available and that are appropriate under the circumstances should be used.

Federal Home Loan Bank of New York

Notes to Financial Statements

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

At December 31, 2013 and 2012, fair values were measured and recorded on a recurring basis for derivatives, available-for-sale securities (“AFS securities”), and certain financial instruments elected under the Fair Value Option (“FVO”).  On a non-recurring basis, if held-to-maturity securities were deemed to be credit impaired or other-than-temporarily impaired, such instruments would also be measured and recorded at their fair values.  For more information about the fair value hierarchy, and the hierarchy levels of the FHLBNY’s financial instruments, see Note 16. Fair Values of Financial Instruments.

Fair values of derivative positions — The FHLBNY is an end-user of over-the-counter (“OTC”) derivatives to hedge assets, liabilities, and certain firm commitments to mitigate fair value risks.  Valuations of derivative assets and liabilities reflect the value of the instrument including the value associated with counterparty risk.  Derivative values also take into account the FHLBNY’s own credit standing.  The computed fair values of the FHLBNY’s OTC derivatives take into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.  The agreements include collateral thresholds that reflect the net credit differential between the FHLBNY and its derivative counterparties.  On a contract-by-contract basis, the collateral and netting arrangements sufficiently mitigated the impact of the credit differential between the FHLBNY and its derivative counterparties to an immaterial level such that an adjustment for nonperformance risk was not deemed necessary.  At December 31, 2012, the FHLBNY adopted the overnight indexed swap curve (“OIS”) methodology for valuing its derivatives by incorporating OIS as an additional input to its valuation model.  Adoption did not result in a material effect on the FHLBNY’s financial condition, results of operations or cash flows.  For more information about the OIS methodology and adoption, see Note 16. Fair Values of Financial Statements.

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

Fair values of Other assets and liabilities — For more information about methodologies used by the Bank to validate vendor pricing, and Levels associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2013 and 2012, see Note 16.  Fair Values of Financial Instruments.

Classification of Investment Securities

The FHLBNY classifies investment securities as held-to-maturity and available-for-sale at the date of the acquisition of securities.  Investments were primarily GSE issued mortgage-backed securities.  Purchases and sales of securities are recorded on a trade date basis.  We estimate prepayments for purposes of amortizing premiums and accreting discounts associated with certain investment securities in accordance with accounting guidance for investments in debt and equity securities, which requires premiums and discounts to be recognized in income at a constant effective yield over the life of the instrument.  Because actual prepayments often deviate from the estimates, we periodically recalculate the effective yield to reflect actual prepayments to date.  Adjustments of the effective yields for mortgage-backed securities are recorded on a retrospective basis, as if the new estimated life of the security had been known at its original acquisition date.

Held-to-Maturity Securities — The FHLBNY classifies investments for which it has both the ability and intent to hold to maturity as held-to-maturity investments.  Such investments are recorded at amortized cost basis, which includes adjustments made to the cost of an investment for accretion and amortization of discounts and premiums, collection of cash and, if hedged, the fair value hedge accounting adjustments.  If a held-to-maturity security is determined to be credit impaired or other-than-temporarily impaired (“OTTI”), the amortized cost basis of the security is adjusted for credit losses.  Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) and recognized in AOCI; the adjusted amortized cost basis is the carrying value of the OTTI security as reported in the Statements of

Federal Home Loan Bank of New York

Notes to Financial Statements

Condition.  Carrying value for a held-to-maturity security that is not OTTI is its amortized cost basis.  Interest income on such securities is included in Interest income.

In accordance with accounting guidance for investments in debt and equity securities, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities:  (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) such that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the FHLBNY has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition.

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

Other-Than-Temporary Impairment (“OTTI”) — Accounting and governance policies, and impairment analysis

The Financial Accounting Standards Board (“FASB”) guidance on the recognition and presentation of OTTI is primarily intended to provide greater clarity to investors about the credit and non-credit component of an OTTI event and to more effectively communicate when an OTTI event has occurred.  The guidance is incorporated in the Bank’s investment policies, and is summarized below.

The FHLBNY evaluates its investments for impairment quarterly, and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security.  A security is considered impaired if its fair value is less than its amortized cost basis.

To assess whether the amortized cost basis of the FHLBNY’s private-label MBS will be recovered in future periods, the Bank performs OTTI analysis by cash flow testing 100% of its private-label MBS.  The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac, a government agency, or a state and local housing agency by considering the creditworthiness and performance of the debt securities and the strength of the guarantees underlying the securities.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Consistent with guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash flow analyses for about 50% of its private-label MBS (“PLMBS”) that had appropriate loan-level performance data that the two FHLBanks could analyze for OTTI.  The FHLBNY has developed key modeling assumptions to forecast cash flows for 100% of its private-label MBS in order to identify credit OTTI each quarter.  The FHLBNY uses the OTTI results from the FHLBanks of San Francisco and Chicago to benchmark the FHLBNY’s own OTTI conclusions.

Cash Flow Analysis Derived from the FHLBNY’s Own Assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions were determined primarily using historical performance data for 100% of the Bank’s non-Agency private-label MBS in 2013, 2012 and 2011.  These assumptions and performance measures were benchmarked by comparing to performance parameters from “market consensus”, and for about 50% of the PLMBS portfolio to the assumptions and parameters provided by the OTTI Committee.  In the third quarter of 2013, the FHLBNY adopted the Common Platform as the primary source for OTTI assumption parameters for about 50% of its PLMBS portfolio.  The decision was reached after several years of comparative analysis between the FHLBNY’s own methodology and the methodology adopted by the Common Platform.  Adoption resulted in operating efficiencies.  The results of the Common Platform were also benchmarked to the FHLBNY’s own assumptions, and accepted by management of the FHLBNY as its own assumptions.

The FHLBNY’s internal process calculates the historical average of each bond’s prepayments, defaults, and loss severities, and considered other factors such as delinquencies and foreclosures.  Management’s assumptions are primarily based on historical performance statistics extracted from reports from trustees, loan servicers and other sources.  In arriving at historical performance assumptions, which is the FHLBNY’s expected case assumptions, the FHLBNY also considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss, credit enhancements, if any; and other collateral-related characteristics such as FICO® credit scores, and delinquency rates.  The relative importance of this information varies based on the facts and circumstances surrounding each security as well as the economic environment at the time of assessment.

Under the FHLBNY’s internal processes, each bond’s performance parameters, primarily prepayments, defaults and loss severities, and bond insurance financial guarantee predictors, as calculated by the Bank’s internal approach are then input into the specialized bond cash flow model that allocates the projected collateral level losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.  In a securitization in which the credit enhancements for the senior securities are derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.

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

Securities Purchased under Agreements to Resell.  As part of FHLBNY’s banking activities with counterparties, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which securities are taken as collateral.  The FHLBNY does not have the right to re-pledge the securities received.  Securities purchased under agreements to resell generally do not constitute a sale of the underlying securities. The FHLBNY treats securities purchased under agreements to resell as collateralized financings because the counterparty retains control of the securities.  Interest from such securities is included in Interest income. The FHLBNY did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

Advances

Accounting for Advances.  The FHLBNY reports advances at amortized cost, net of unearned commitment fees, discounts and premiums, (discounts are generally associated with advances for the Affordable Housing Program).  If the advance is hedged in a benchmark hedge, its carrying value will include hedging valuation adjustments, which will typically be changes in the LIBOR index.  If an advance is accounted under the Fair Value Option, the carrying value of the advances elected will be its fair value.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Advance Modifications.  From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance.  The FHLBNY evaluates whether the modified advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with provisions under creditor’s accounting for a modification or exchange of debt instruments.  The evaluation includes analysis of (i) whether the effective yield on the new advance is at least equal to the effective yield for a comparable advance to a similar member that is not refinancing or restructuring, and (ii) whether the modification of the original advance is more than minor.  If the FHLBNY determines that the modification is more than minor, the transaction is treated as an advance termination and the subsequent funding of a new advance, with gains or losses recognized in earnings for the period.  If the advance is in a hedging relationship, and the modification is more than minor, the FHLBNY will consider the hedge relationship as terminated, and previously recorded hedge basis adjustments are amortized over the life of the hedged advance through interest income as a yield adjustment.  If the modification of the hedged item and the derivative instrument is considered minor, and if the hedge relationship is de-designated and contemporaneously re-designated, the FHLBNY would not require amortization of previously recorded hedge basis adjustments, although the assumption of no ineffectiveness is removed if the hedge was previously designated as a short-cut hedge.

If a prepayment fee is received on an advance that is determined to be a modification of the original advance, the fee would be deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method.  This amortization would be recorded as a component of interest income from advances.

Prepayment Fees on Advances.  The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity.  For advances that are hedged under a qualifying fair value hedge, the FHLBNY terminates the hedging relationship upon prepayment, and records the associated fair value gains and losses, adjusted for the prepayment fees, in Interest income from advances.  For prepaid advances that are not hedged or that are hedged but do not meet the hedge accounting requirements (economic hedges), the Bank records prepayment fees as Interest income from advances, net of premiums and discounts, if any.

Mortgage Loans Held-for-Portfolio

Credit Enhancement Obligations and Loss Layers.  The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers.  Collectability of the loans is first supported by liens on the real estate securing the loan.  For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower.  Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $19.7 million and $18.4 million at December 31, 2013 and 2012.  The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements.  If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI.  The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY, or for the MPF 100 product that the PFI originates as an agent for the FHLBNY.  For assuming the second loss credit risk, PFIs receive monthly credit enhancement fees from the FHLBNY.

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

Mortgage loans in foreclosure are written down and recorded at their fair values on a non-recurring basis (see Note 16. Fair Values of Financial Instruments).  The FHLBNY records credit enhancement fees as a reduction to

Federal Home Loan Bank of New York

Notes to Financial Statements

mortgage loan interest income, and records other non-origination fees, such as delivery commitment extension fees and pair-off fees, as derivative income over the life of the commitment.  All such fees were insignificant for all periods reported.

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

Allowance for Credit Losses on Mortgage Loans.  The Bank reviews its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest.  An allowance for credit losses is a valuation allowance that is separately established for each identified loan (individually evaluated) in order to provide for probable losses inherent in loans that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due 90 days or more.  Beginning with the third quarter of 2012, the FHLBNY deemed loans that were in bankruptcy status as impaired, regardless of their delinquency status.  Beginning with the fourth quarter of 2012, loans discharged from bankruptcy were considered TDR and an impairment analysis was performed if a loan was delinquent 90 days or more. The expanded impairment classification resulted in additional credit loss allowance of $0.2 million at December 31, 2013.

The aggregate allowance for credit losses on mortgage loans was $5.7 million and $7.0 million at December 31, 2013 and 2012.

Impairment Methodology and Portfolio Segmentation and Disaggregation — When a mortgage loan is classified as impaired, it is then analyzed for credit losses.  Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Each such loan is measured for impairment based on the fair value of the underlying property less estimated selling costs.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment.  To the extent that the net fair value of the property (collateral) is less than the recorded investment in the loan, a loan loss allowance is recorded.  FHA and VA are insured loans, and are excluded from the loan-by-loan analysis.  FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations.  FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and would be based on aging, collateral value and estimated costs to recover any uninsured portion of the MPF loan.

Aside from separating conventional mortgage loans from FHA and VA insured loans, the FHLBNY has determined that no further disaggregation or portfolio segmentation is needed as the credit risk is measured at the individual loan level.

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

Mandatorily redeemable capital stock at December 31, 2013 and 2012 represented stocks held by former members who were no longer members by virtue of being acquired by members of another FHLBank.

Accounting Considerations under the Capital Plan — There are three triggering events that could cause the FHLBNY to repurchase capital stock.

•                  a member requests redemption of excess membership stock;

•                  a member delivers notice of its intent to withdraw from membership; or

•                  a member attains non-member status (through merger into or acquisition by a non-member, charter termination, or involuntary termination from membership).

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 11. Affordable Housing Program).  The FHLBNY charges the required funding for AHP to earnings and establishes a liability.  The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  The FHLBNY also issues AHP advances at interest rates below the customary interest rates for non-subsidized advances.  When the FHLBNY makes an AHP advance, the present value of the variation in the cash flow caused by the difference between the AHP advance interest rate and the FHLBNY’s related cost of funds for comparable maturity funding is charged against the AHP liability.  The amounts are then recorded as a discount on the AHP advance, and were not material for all years reported.  As an alternative, the FHLBNY has the authority to make the AHP subsidy available to members as a grant.  The AHP assessment is based on a fixed percentage of income before adjustment for dividends associated with mandatorily redeemable capital stock, and until June 30, 2011, before REFCORP assessments (REFCORP assessments ceased effective June 30, 2011).  Dividend payments are reported as interest expense in accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.  If the FHLBNY incurs a loss for the entire year, no AHP assessment or assessment credit is due or accrued, as explained more fully in Note 11. Affordable Housing Program.

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

To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness will be assessed and ineffectiveness measured.  The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation with hedge ineffectiveness measured and recorded in current earnings.  If a hedge relationship is found to be ineffective, it no longer qualifies as an accounting hedge and hedge accounting would not be applied.  Any gains or losses attributable to the derivatives, as well as subsequent changes in fair value, are recognized in Other Income (loss) as a Net realized and unrealized gains (losses) on derivatives and hedging activities with no offset on the hedged item.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The FHLBNY had no foreign currency assets, liabilities or hedges in 2013, 2012 or 2011.

Fair value hedging.  Changes in the fair value of a derivative that is designated and qualifies as a Fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period’s earnings in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.

Cash flow hedging.  Changes in the fair value of a derivative that is designated and qualifies as a Cash flow hedge, to the extent that the hedge is effective, are reported in AOCI, a component of equity, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings).

Measurement of hedge ineffectiveness — For each financial statement reporting period, the FHLBNY measures the changes in the fair values of all derivatives, and changes in fair value of the hedged items attributable to the risk being hedged and report changes through current earnings.  For hedged items eligible for the short-cut method, the FHLBNY treats the change in fair value of the derivative as equal to the change in the fair value of the hedged item attributable to the change in the benchmark interest rate.

Short-cut method — Highly effective hedging relationships that use interest rate swaps as the hedging instrument to hedge a recognized asset or liability and that meet certain specific criteria under the accounting standards for derivatives and hedging qualify for an assumption of no ineffectiveness (also referred to as the “short-cut” method).  The short-cut method allows us to assume that the change in fair value of the hedged item attributable to the benchmark interest rates (LIBOR for us) equals the change in fair value of the derivative during the life of the hedge.

Effectiveness testing — The FHLBNY has designed effectiveness testing criteria based on management’s knowledge of the hedged item and hedging instruments that are employed to create the hedging relationship.  The FHLBNY uses statistical analyses to evaluate effectiveness results, which must fall within established tolerances.  Effectiveness testing is performed at hedge inception and on at least a quarterly basis for both prospective considerations and retrospective evaluations.

Effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item relating to the risk being hedged.  Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an ongoing basis.  The FHLBNY assesses hedge effectiveness in the following manner:

•                  Inception prospective assessment.  Upon designation of the hedging relationship and on an ongoing basis, the FHLBNY hedge documentation demonstrates that it expects the hedging relationship to be highly effective.  This is a forward-looking consideration.  A prospective assessment is performed at the designation of the hedging relationship.  The assessment uses sensitivity analysis employing an option-adjusted valuation model to generate changes in market value of the hedged item and the swap.  These projected market values are run under instantaneous parallel rate shocks, and the hedge is expected to be highly effective if the change in fair value of the swap divided by the change in the fair value of the hedged item is within the 80% - 125% dollar value offset boundaries.

•                  Retrospective assessment.  At least quarterly, the FHLBNY’s hedge documentation determine whether the hedging relationship was highly effective in offsetting changes in fair value or cash flows through the date of the periodic assessment.  This is an evaluation of the past experience.  The retrospective test utilizes multiple regression and statistical validation parameters to determine that the hedging relationship was highly effective (i.e., it has remained within the 80% - 125% dollar value offset boundaries).

•                  Ongoing prospective assessment.  For purposes of assessing effectiveness on an ongoing basis, the FHLBNY’s documentation utilizes the regression results from the retrospective assessment as a means of demonstrating that the hedge relationships is expected to be highly effective in future periods.

Ineffectiveness on Fair value and Cash flow hedging.  For both Fair value and Cash flow hedges that qualify for hedge accounting treatment, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) are recorded in current period’s earnings in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  The differentials between accruals of interest income and expense on derivatives designated as Fair value or Cash flow hedges that qualify for hedge accounting treatment are recognized as adjustments to the interest income or expense of the hedged advances and consolidated obligations.

Ineffectiveness on Economic hedging.  Changes in the fair value of a derivative not qualifying for hedge accounting are recorded in current period earnings with no fair value adjustment to the asset or liability that are being hedged on an economic basis.  For a derivative that does not qualify for hedge accounting, the net interest associated with the derivative is recorded together with changes in its fair value in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  Net interest and changes in fair values of derivatives designated as economic hedges (also referred to as standalone hedges), or when executed as intermediated derivatives for members, are also recorded in the manner described above.

Federal Home Loan Bank of New York

Notes to Financial Statements

Trade date conventions.  The FHLBNY records derivatives on trade date, but records the associated hedged consolidated obligations and advances on settlement date.  Hedge accounting commences on trade date, at which time subsequent changes to the derivative’s fair value are recorded along with the offsetting changes in the fair value of the hedged item attributable to the risk being hedged.  On settlement date, the basis adjustments to the hedged item’s carrying amount are combined with the principal amounts and the basis becomes part of the total carrying amount of the hedged item.

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

The FHLBNY considers hedges of committed advances and consolidated obligation bonds eligible for the “short cut” provisions (assumption of no-ineffectiveness), as long as settlement of the committed asset or liability occurs within the market settlement conventions for that type of instrument.  A short-cut hedge is a highly effective hedging relationship that uses an interest rate swap as the hedging instrument to hedge a recognized asset or liability and that meets the criteria under the accounting standards for derivatives and hedging to qualify for an assumption of no ineffectiveness.  To meet the short-cut provisions that assume no ineffectiveness, hedge accounting standards also require the fair value of the swap to approximate zero on the date the FHLBNY designates the hedge.

Embedded Derivatives.  The FHLBNY routinely issues debt to investors and makes advances to members.  In certain such instruments, the FHLBNY may embed a derivative.  Typically, such derivatives are call and put options to early terminate the instruments at par at pre-determined dates.  The FHLBNY may also embed interest rate caps and floors, or step-up or step-down interest rates features within the instruments.  The FHLBNY also routinely structures interest rate swaps to hedge the FHLBank debt and advances, and the FHLBNY may also embed derivative instruments, such as those identified in the previous discussion, in the swaps.  When such instruments are conceived, designed and structured, our control procedures require the identification and evaluation of embedded derivatives, as defined under accounting standards for derivatives and hedging activities.  This evaluation will consider whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.  If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract as prescribed for hybrid financial instruments under accounting standards for derivatives and hedge accounting, and carried at fair value.  However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, the changes in fair value would be reported in current earnings (such as an investment security classified as “trading”; or, if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument).  The FHLBNY had no financial instruments with embedded derivatives that required bifurcation at December 31, 2013 and 2012.

Discontinuation of Hedge Accounting.  When hedge accounting is discontinued because the FHLBNY determines that the derivative no longer qualifies as an effective Fair value hedge of an existing hedged item, the FHLBNY continues to carry the derivative on the balance sheet at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item (for callable as well as non-callable previously hedged debt and advances)  using the level-yield methodology.  When the hedged item is a firm commitment, and hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBNY would continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

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

The Bank treats modifications of hedged items (e.g. reduction in par amounts, change in maturity date, and change in strike rates) that are other than minor as a termination of a hedge relationship.  Previously recorded hedge basis adjustments of the hedged item are amortized over the life of the hedged item.

Hedges of Similar Assets.  The FHLBNY has insignificant amounts of similar advances that were hedged in aggregate as a portfolio.  For such hedges, the FHLBNY performs a similar asset test for homogeneity to ensure the hedged advances share the risk exposure for which they are designated as being hedged.  Other than a very limited number of portfolio hedges, our other hedged items and derivatives are hedged as separately identifiable instruments.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cash Collateral Associated with Derivative Contracts.  The Bank reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting, or when an agreement is not available, as with OTC cleared derivatives, enforceability is based on a legal analysis or legal opinion.

Reported Derivative assets and liabilities include interest receivable and payable on derivative contracts and the fair values of the derivative contracts.  The Bank records cash collateral received and paid in the Statements of Condition as Derivative assets and liabilities in the following manner — Cash collateral pledged by the Bank is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets.  Cash posted by the FHLBNY in excess of margin requirements is recorded as a receivable in Derivative assets.  No securities were either pledged or received as collateral for derivatives executed with swap counterparties at December 31, 2013 and 2012.

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

Consolidated Obligations

Accounting for Consolidated obligation debt.  The FHLBNY reports consolidated obligation bonds and discount notes at amortized cost, net of discounts and premiums.  If the consolidated obligation debt is hedged in a benchmark hedge, its carrying value will include hedging valuation adjustments, which will typically be changes in the LIBOR index.  The carrying value of consolidated obligation debt elected under the FVO will be its fair value.  The FHLBNY records interest paid on consolidated obligation bond in interest expense.  The FHLBNY expenses the discounts on consolidated obligation discount notes, using the level-yield method, over the term of the related notes and amortizes the discounts and premiums on callable and non-callable consolidated bonds, also using the contractual level-yield method, over the term to maturity of the consolidated obligation bonds.

Concessions on Consolidated Obligations.  Concessions are paid to dealers in connection with the issuance of certain consolidated obligation bonds.  The Office of Finance prorates the amount of the concession to the FHLBNY based upon the percentage of the debt issued that is assumed by the FHLBNY.  Concessions paid on consolidated obligation bonds elected under the FVO are expensed as incurred.  Concessions paid on consolidated obligation bonds not designated under the FVO, are deferred and amortized, using the contractual level-yield method, over the term to maturity of the consolidated obligation bond.  The FHLBNY charges to expense as incurred the concessions applicable to the sale of consolidated obligation discount notes because of their short maturities; amounts are recorded in consolidated obligations interest expense.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Losses on debt extinguishment — In the Statements of Cash flows for the years ended December 31, 2013 and 2012, net losses of $9.6 million and $24.1 million from debt retirement were included as part of financing activities.

Recently Adopted Significant Accounting Policies

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the FASB amended existing guidance to include the Fed Funds Effective Swap Rate (also referred to as Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to U.S. Treasuries and London Interbank Offered Rates (LIBOR), provides a more comprehensive spectrum of interest rate resets to use as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments also removed the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The guidance did not have a material effect on the FHLBNY’s hedging strategies.

Presentation of Comprehensive Income. On February 5, 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  The guidance improves the transparency of reporting reclassifications out of Accumulated other comprehensive income (AOCI).  This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements.  The guidance also requires the FHLBNY to provide information about the amounts reclassified out of AOCI by component.  In addition, the FHLBNY is required to present significant amounts reclassified out of AOCI, either on the face of the financial statement where net income is presented or in the footnotes.  These amounts would be presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the FHLBNY is required to cross-reference to other required disclosures that provide additional detail about these other amounts.  This guidance became effective for the FHLBNY for interim and annual periods beginning on January 1, 2013 and was applied prospectively.  The adoption of this guidance resulted in additional financial statement disclosures, but did not affect the FHLBNY’s financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities.  In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210).  Disclosures about Offsetting Assets and Liabilities.  The standard requires enhanced disclosures about certain financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement.  In January 2013, the FASB clarified that the scope of this guidance is limited to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

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

Joint and Several Liability Arrangements.  In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors.  In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively for obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption.  The FHLBNY is in the process of determining the effect of this ASU on its financial condition, results of operations or cash flows, but does not expect adoption will have a material effect.

Foreclosed and repossessed Assets.  On January 17, 2014, the FASB issued ASU No. 2014-04, Receivables—Troubled Debt restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The ASU clarifies Foreclosed and Repossessed Assets, and provides guidance when consumer mortgage loans collateralized by real estate should be reclassified to Real Estate Owned (“REO”).  Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  This guidance is effective for interim and annual periods beginning on or after December 31, 2014 and may be adopted under either the modified retrospective transition method or the prospective transition method.  The FHLBNY is in the process of determining its effect on its financial condition, results of operations or cash flows, but does not expect adoption will have a material effect.

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Pass-through Deposit Reserves

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $76.3 million and $85.1 million as of December 31, 2013 and December 31, 2012.  The Bank includes member reserve balances in Other liabilities in the Statements of Condition.

Note   4.                                                         Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreements to Resell.

Federal funds sold — Federal funds sold are unsecured advances to third parties.

Interest-bearing deposits — Cash Collateral Pledged to Derivative Counterparties — The FHLBNY executes derivatives with major swap dealers and financial institutions (“derivative counterparties” or “counterparties”), and enters into bilateral collateral agreements.  Beginning June 10, 2013, certain of the FHLBNY’s derivatives are cleared and settled through one or several Derivative Clearing Organizations (“DCO”) as mandated under the Dodd-Frank Act.  The FHLBNY considers the DCO as a derivative counterparty.  For both bilaterally executed derivatives and derivatives cleared through a DCO, when derivative counterparties are exposed, the FHLBNY would post cash as pledged collateral to mitigate the counterparty’s credit exposure.

At December 31, 2013 and December 31, 2012, the FHLBNY had deposited $1.5 billion and $2.5 billion with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.

See Credit Risk due to nonperformance by counterparties in Note 15. Derivatives and Hedging activities.

Securities purchased under agreements to resell — As part of the FHLBNY’s banking activities, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.   These transactions involve the lending of cash, against which marketable securities are taken as collateral.   The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral.   The collateral is typically in the form of highly-rated marketable securities, and the FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut.   The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  Under these agreements, the FHLBNY would not have the right to re-pledge the securities received.   Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.  There were no balances

Federal Home Loan Bank of New York

Notes to Financial Statements

outstanding at December 31, 2013 or December 31, 2012.   Transaction balances averaged $72.9 million and $42.1 million for the years ended December 31, 2013 and December 31, 2012.

The impact to Net interest income from securities purchased under agreements to resell was not significant for the years ended December 31, 2013, 2012 and 2011.

Note   5.                   Held-to-Maturity Securities.

Major Security Types (in thousands)

	December 31, 2013
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$307,818	$—	$307,818	$23,973	$—	$331,791
Freddie Mac	90,889	—	90,889	5,883	—	96,772
Total pools of mortgages	398,707	—	398,707	29,856	—	428,563

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	3,218,994	—	3,218,994	9,270	(13,919)	3,214,345
Freddie Mac	2,151,418	—	2,151,418	11,664	(5,065)	2,158,017
Ginnie Mae	43,565	—	43,565	591	—	44,156
Total CMOs/REMICs	5,413,977	—	5,413,977	21,525	(18,984)	5,416,518

Commercial Mortgage-Backed Securities
Fannie Mae	1,663,465	—	1,663,465	6,798	(33,780)	1,636,483
Freddie Mac	3,942,932	—	3,942,932	94,191	(56,693)	3,980,430
Total commercial mortgage-backed securities	5,606,397	—	5,606,397	100,989	(90,473)	5,616,913

Non-GSE MBS (b)
CMOs/REMICs	50,260	(608)	49,652	1,653	(488)	50,817

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	112,115	—	112,115	2,766	—	114,881
Home equity loans (insured) (c)	177,641	(38,664)	138,977	62,492	(196)	201,273
Home equity loans (uninsured)	115,242	(14,019)	101,223	14,704	(3,162)	112,765
Total asset-backed securities	404,998	(52,683)	352,315	79,962	(3,358)	428,919

Total MBS	11,874,339	(53,291)	11,821,048	233,985	(113,303)	11,941,730

Other
State and local housing finance agency obligations	714,880	—	714,880	758	(53,984)	661,654

Total Held-to-maturity securities	$12,589,219	$(53,291)	$12,535,928	$234,743	$(167,287)	$12,603,384

	December 31, 2012
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$459,114	$—	$459,114	$37,312	$—	$496,426
Freddie Mac	133,347	—	133,347	9,462	—	142,809
Total pools of mortgages	592,461	—	592,461	46,774	—	639,235

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,602,017	—	2,602,017	24,940	—	2,626,957
Freddie Mac	2,484,560	—	2,484,560	27,058	(1)	2,511,617
Ginnie Mae	64,681	—	64,681	854	—	65,535
Total CMOs/REMICs	5,151,258	—	5,151,258	52,852	(1)	5,204,109

Commercial Mortgage-Backed Securities
Fannie Mae	930,982	—	930,982	30,272	(593)	960,661
Freddie Mac	3,128,561	—	3,128,561	266,562	—	3,395,123
Ginnie Mae	2,969	—	2,969	27	—	2,996
Total commercial mortgage-backed securities	4,062,512	—	4,062,512	296,861	(593)	4,358,780

Non-GSE MBS (b)
CMOs/REMICs	106,063	(1,006)	105,057	3,336	(537)	107,856

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	132,551	—	132,551	1,531	(1,810)	132,272
Home equity loans (insured) (c)	204,500	(45,676)	158,824	49,531	(944)	207,411
Home equity loans (uninsured)	135,290	(16,789)	118,501	15,354	(10,634)	123,221
Total asset-backed securities	472,341	(62,465)	409,876	66,416	(13,388)	462,904

Total MBS	10,384,635	(63,471)	10,321,164	466,239	(14,519)	10,772,884

Other
State and local housing finance agency obligations	737,600	—	737,600	2,097	(56,025)	683,672

Total Held-to-maturity securities	$11,122,235	$(63,471)	$11,058,764	$468,336	$(70,544)	$11,456,556

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)	The amounts represent non-Agency private-label mortgage- and asset-backed securities.
(c)

Amortized cost — Represents unamortized cost less credit OTTI, net of credit OTTI reversed due to improvements in cash flows.  Certain non-agency Private label MBS are insured by Ambac Assurance Corp (“Ambac”), MBIA Insurance Corp (“MBIA”) and AGM.  For more information, see Monoline insurer analysis and discussions thereto in this Note.

Federal Home Loan Bank of New York

Notes to Financial Statements

Securities Pledged

At December 31, 2013 and 2012, the FHLBNY had pledged MBS with an amortized cost basis of $11.7 million and $2.8 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

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

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$281,191	$(53,984)	$281,191	$(53,984)
MBS Investment Securities
MBS-GSE
Fannie Mae	2,492,985	(47,699)	—	—	2,492,985	(47,699)
Freddie Mac	2,085,947	(61,758)	—	—	2,085,947	(61,758)
Total MBS-GSE	4,578,932	(109,457)	—	—	4,578,932	(109,457)
MBS-Private-Label	3,923	(3)	222,988	(3,990)	226,911	(3,993)
Total MBS	4,582,855	(109,460)	222,988	(3,990)	4,805,843	(113,450)
Total	$4,582,855	$(109,460)	$504,179	$(57,974)	$5,087,034	$(167,434)

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$309,295	$(56,025)	$309,295	$(56,025)
MBS Investment Securities
MBS-GSE
Fannie Mae	192,268	(593)	—	—	192,268	(593)
Freddie Mac	453	(1)	—	—	453	(1)
Total MBS-GSE	192,721	(594)	—	—	192,721	(594)
MBS-Private-Label	61,742	(595)	297,585	(19,207)	359,327	(19,802)
Total MBS	254,463	(1,189)	297,585	(19,207)	552,048	(20,396)
Total	$254,463	$(1,189)	$606,880	$(75,232)	$861,343	$(76,421)

At December 31, 2013, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $54.0 million.  These gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of December 31, 2013, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the Bank from losses based on current expectations.  As a result, the Bank expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the Bank may experience OTTI in future periods.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$52,155	$50,490	$15,040	$15,853
Due after five years through ten years	48,915	47,690	60,885	59,531
Due after ten years	613,810	563,474	661,675	608,288
State and local housing finance agency obligations	714,880	661,654	737,600	683,672
Mortgage-backed securities
Due in one year or less	19	19	—	—
Due after one year through five years	1,665,395	1,692,238	156,317	166,810
Due after five years through ten years	4,119,354	4,110,550	4,219,907	4,521,574
Due after ten years	6,089,571	6,138,923	6,008,411	6,084,500
Mortgage-backed securities	11,874,339	11,941,730	10,384,635	10,772,884
Total Held-to-maturity securities	$12,589,219	$12,603,384	$11,122,235	$11,456,556

(a)         Amortized cost is net of unamortized (discounts) and premiums of $42.5 million and $28.0 million at December 31, 2013 and December 31, 2012.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	December 31, 2013		December 31, 2012
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,797,590	$1,796,510	$453,907	$452,034
Floating	3,646,140	3,646,140	4,740,385	4,740,385
Total CMO	5,443,730	5,442,650	5,194,292	5,192,419
CMBS
Fixed	4,753,307	4,753,307	3,625,505	3,625,505
Floating	853,090	853,090	437,007	437,007
Total CMBS	5,606,397	5,606,397	4,062,512	4,062,512
Pass Thru (a)
Fixed	735,333	684,110	1,018,578	958,014
Floating	88,879	87,891	109,253	108,219
Total Pass Thru	824,212	772,001	1,127,831	1,066,233
Total MBS	11,874,339	11,821,048	10,384,635	10,321,164
State and local housing finance agency obligations
Fixed	35,535	35,535	76,375	76,375
Floating	679,345	679,345	661,225	661,225
Total State and local housing finance agency obligations	714,880	714,880	737,600	737,600
Total Held-to-maturity securities	$12,589,219	$12,535,928	$11,122,235	$11,058,764

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

Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on 100% of securities.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates.

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities, and the analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make

Federal Home Loan Bank of New York

Notes to Financial Statements

timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the Bank has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, the reliance period is through December 31, 2014 (1-year).  At December 31, 2012, the reliance period for MBIA was through March 31, 2013 (3-months).  The improvement in the reliance period reflects the positive recent legal settlements and an improvement in the company’s liquidity.  For bond insurer Ambac, the reliance period is probable for 25% of shortfalls through December 31, 2014.  At December 31, 2012, the reliance period was through March 31, 2013 (3-months).  The improvement in the reliance period on Ambac at December 31, 2013 reflects management’s analysis that Ambac is now considered to be in a position to honor limited claims and also has the liquidity to make such payments.

No credit OTTI was recorded in 2013.  The following tables present the UPB, Fair values, and the Bond insurer at December 31, 2012 for securities that were determined to be OTTI in 2012 (in thousands):

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

(a)         Unpaid principal balances and fair values on securities deemed to be OTTI at December 31, 2012.

(b)        Positive non-credit losses represent the net amount of non-credit losses reclassified from AOCI to increase the carrying value of securities previously deemed OTTI.  When cash flow analysis identifies re-impairment on a held-to-maturity bond because the projected cash flow is less than the bond’s amortized cost, a credit OTTI is charged to earnings with a corresponding reduction in its amortized cost.  If the bond’s fair value is in excess of its carrying value, an unrecognized gain exists and the re-impairment may trigger a partial recovery of previously recorded non-credit OTTI loss in AOCI with a corresponding increase in the carrying value of the bond.

(c)         HEL Subprime securities are supported by home equity loans.

The following table provides roll-forward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Years ended December 31,
	2013	2012	2011
Beginning balance	$36,782	$34,731	$29,138
Additions for OTTI on securities not previously impaired	—	—	85
Additional credit losses for which an OTTI charge was previously recognized	—	2,051	5,508
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(239)	—	—
Ending balance	$36,543	$36,782	$34,731

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for private-label MBS at December 31, 2013 and December 31, 2012, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at December 31, 2013
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.2-3.9	1.1	8.5-31.5	16.7	30.0-55.4	44.8
RMBS Alt-A (d)	0.0-8.7	1.8	2.0-9.9	5.6	0.0-30.0	29.9
HEL Subprime (e)	1.0-9.1	4.2	2.0-16.2	5.1	20.6-100.0	64.5
Manufactured Housing Loans	2.8-5.7	4.6	2.2-3.5	2.7	76.3-82.1	79.8

	Key Base Assumptions - All PLMBS at December 31, 2012
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	1.0-6.1	2.1	4.4-33.4	23.3	30.0-63.2	35.9
RMBS Alt-A (d)	1.0-1.1	1.0	2.0-14.0	3.7	30.0-30.0	30.0
HEL Subprime (e)	1.5-8.6	4.6	2.0-10.1	3.7	30.0-100.0	71.0
Manufactured Housing Loans	3.6-5.9	4.9	2.0-3.8	2.5	75.1-81.0	78.5

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

(d)        CMOs/REMICS Non-Agency private-label MBS.

(e)         Residential asset-backed Non-Agency private-label MBS.

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

The carrying value of an AFS security equals its fair value, and at December 31, 2013 and 2012, no AFS security was Other-then-temporarily impaired.  The following table provides major security types (in thousands):

	December 31, 2013
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (a)	$228	$—	$—	$—	$228
Equity funds (a)	4,578	—	1,766	—	6,344
Fixed income funds (a)	3,757	—	111	(33)	3,835
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,496,375	—	12,326	(59)	1,508,642
CMBS-Floating	43,098	—	394	—	43,492
Total Available-for-sale securities	$1,548,036	$—	$14,597	$(92)	$1,562,541

	December 31, 2012
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	in AOCI	Gains	Losses	Value

Cash equivalents (a)	$215	$—	$—	$—	$215
Equity funds (a)	5,172	—	540	—	5,712
Fixed income funds (a)	3,382	—	324	—	3,706
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	2,230,813	—	21,448	—	2,252,261
CMBS-Floating	46,686	—	194	—	46,880
Total Available-for-sale securities	$2,286,268	$—	$22,506	$—	$2,308,774

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

Unrealized Losses — MBS Classified as AFS Securities (in thousands):

The following table summarizes unrealized losses at December 31, 2013 (in thousands).  There were no unrealized losses at December 31, 2012:

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS Investment Securities
MBS-GSE
Fannie Mae-CMOs	$54,638	$(35)	$—	$—	$54,638	$(35)
Freddie Mac-CMOs	51,075	(24)	—	—	51,075	(24)
Total	$105,713	$(59)	$—	$—	$105,713	$(59)

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2013		December 31, 2012
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after five years through ten years	$43,098	$43,492	$46,686	$46,880
Due after ten years	1,496,375	1,508,642	2,230,813	2,252,261
Fixed income funds, equity funds and cash equivalents (b)	8,563	10,407	8,769	9,633

Total Available-for-sale securities	$1,548,036	$1,562,541	$2,286,268	$2,308,774

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the Grantor Trust are determined to be redeemable at short notice.

(c)          Amortized cost is net of unamortized (discounts) and premiums of ($5.2) million and ($8.0) million at December 31, 2013 and December 31, 2012.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$1,496,375	$1,508,642	$2,230,813	$2,252,261
CMBS floating - LIBOR	43,098	43,492	46,686	46,880

Total Mortgage-backed securities (a)	$1,539,473	$1,552,134	$2,277,499	$2,299,141

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 7.                                                         Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2013			December 31, 2012
		Weighted (a)(b)			Weighted (a)(b)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$42,186,651	0.67%	47.54%	$26,956,874	0.90%	37.29%
Due after one year through two years	10,190,479	1.64	11.48	7,798,776	1.96	10.79
Due after two years through three years	11,578,265	2.94	13.05	7,234,380	2.38	10.00
Due after three years through four years	7,990,999	2.79	9.00	9,658,689	3.64	13.36
Due after four years through five years	5,302,717	2.54	5.98	10,255,616	3.35	14.19
Thereafter	11,488,489	2.82	12.95	10,387,768	2.77	14.37

Total par value	88,737,600	1.66%	100.00%	72,292,103	2.15%	100.00%

Hedge valuation basis adjustments (c)	2,022,018			3,595,396
Fair value option valuation adjustments and accrued interest (d)	5,399			502

Total	$90,765,017			$75,888,001

(a)         Discounts on AHP advances were amortized to interest income using the level-yield method and were not significant for all periods reported. Interest rate on AHP advances was 3.50% at December 31, 2012. There were no AHP advances during 2013.

(b)         The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

(c)          Hedge valuation basis adjustments represent changes in the fair values of fixed-rate advances due to changes in the benchmark rate under a qualifying Fair value hedge.

(d)         Valuation adjustments representing changes in the full fair values of advances elected under the FVO.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of December 31, 2013 and 2012, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

Note 8.                                                         Mortgage Loans Held-for-Portfolio.

Mortgage Partnership Finance® program loans, or (MPF®), constitute the majority of the mortgage loans held-for-portfolio.  The FHLBNY participates in the MPF program by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (“PFI”).  Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insured loans purchased were not a significant total of the outstanding mortgage loans held-for-portfolio at December 31, 2013 and 2012.  The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities, and may credit-enhance the portion of the loans participated to the FHLBNY.  No intermediary trust is involved.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$369,280	19.46%	$400,309	22.09%
Fixed long-term single-family mortgages	1,528,033	80.54	1,412,061	77.90
Multi-family mortgages	65	—	156	0.01

Total par value	1,897,378	100.00%	1,812,526	100.00%

Unamortized premiums	37,086		35,760
Unamortized discounts	(2,966)		(2,580)
Basis adjustment (b)	1,822		4,092

Total mortgage loans held-for-portfolio	1,933,320		1,849,798
Allowance for credit losses	(5,697)		(6,982)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$1,927,623		$1,842,816

(a)         Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans.

(b)         Balances represents unamortized fair value basis of closed delivery commitments.  A basis is recorded at the settlement of loan and represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan.  The basis is amortized as a yield adjustment to Interest income.

No loans were transferred to a “loan-for-sale” category.  From time to time, the Bank may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards.  In 2013 and 2012, PFIs repurchased $9.2 million and $3.5 million of loans.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $19.7 million and $18.4 million at December 31, 2013 and December 31, 2012.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit

Federal Home Loan Bank of New York

Notes to Financial Statements

Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $1.8 million, $1.6 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011.  These fees were reported as a reduction to mortgage loan interest income.

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

Only FHA- and VA-insured MPF loans are evaluated collectively.  FHA- and VA-insured mortgage loans have minimal inherent credit risk, and are therefore not considered for impairment on a loan-level.  Risk of such loans generally arises from servicers defaulting on their obligations.  If adversely classified, the FHLBNY will have reserves established only in the event of a default of a PFI, and reserves would be based on the estimated costs to recover any uninsured portion of the MPF loan.  Classes of the MPF loan portfolio would be subject to disaggregation to the extent that it is needed to understand the exposure to credit risk arising from these loans.  The FHLBNY has determined that no further disaggregation of portfolio segments is needed, other than the methodology discussed above.

Credit Enhancement Fees

The credit enhancement fee (“CE fees”) due to the PFI for taking on a credit enhancement obligation is accrued based on the master commitments outstanding, and for certain MPF products the CE fees are held back for 12 months and then paid monthly to the PFIs.  Under the MPF agreements with PFIs, the FHLBNY may recover credit losses from future CE fees.  The FHLBNY does not consider CE fees when computing the allowance for credit losses.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, and that there is no other available and reliable source of repayment.  Any incurred losses that would be recovered from the credit enhancements are also not reserved as part of the allowance for credit loan losses.  In such cases, the FHLBNY would withhold CE fee payments to the PFI associated with the loan that is in a loss position.  The amount withheld would be commensurate with the credit loss and the loss layer for which the PFI has assumed the credit enhancement responsibility.

Federal Home Loan Bank of New York

Notes to Financial Statements

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Years ended December 31,
	2013	2012	2011
Allowance for credit losses:
Beginning balance	$6,982	$6,786	$5,760
Charge-offs	(2,155)	(1,662)	(2,595)
Recoveries	896	847	468
(Reversal) Provision for credit losses on mortgage loans	(26)	1,011	3,153
Ending balance	$5,697	$6,982	$6,786
Ending balance, individually evaluated for impairment	$5,697	$6,982	$6,786

Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance (b)	$28,321	$31,596	$27,054
Not impaired, no related allowance	1,793,895	1,754,852	1,368,062
Total uninsured mortgage loans	$1,822,216	$1,786,448	$1,395,116

Collectively evaluated for impairment (c)
Impaired, with or without a related allowance	$1,277	$413	$280
Not impaired, no related allowance	118,956	71,741	25,194
Total insured mortgage loans	$120,233	$72,154	$25,474

(a)         Allowances for credit losses have generally remained flat or lower, in line with declining nonperforming loans, which is consistent with the stability in housing prices/liquidation values of real property securing impaired loans in the New York and New Jersey states.

(b)         Loans considered impaired have remained relatively flat over the last three years as delinquency rates have stabilized.

(c)          FHA- and VA loans are collectively evaluated for impairment.  Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	December 31,
	2013	2012
Total Mortgage loans, net of allowance for credit losses (a)	$1,927,623	$1,842,816
Non-performing mortgage loans - Conventional (b)	$26,243	$28,458
Insured MPF loans past due 90 days or more and still accruing interest (b)	$1,218	$410

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

The following table summarizes the recorded investment in impaired loans, the unpaid principal balance and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a)(b)	$9,309	$9,282	$—	$10,180	$—
With an allowance:
Conventional MPF Loans (a)	19,012	19,046	5,697	20,468	—
Total Conventional MPF Loans (a)	$28,321	$28,328	$5,697	$30,648	$—

	December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a)(b)	$8,118	$8,134	$—	$6,768	$—
With an allowance:
Conventional MPF Loans (a)	23,478	23,507	6,982	22,798	—
Total Conventional MPF Loans (a)	$31,596	$31,641	$6,982	$29,566	$—

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Mortgage Loans — Interest on Non-performing Loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Years ended December 31,
	2013	2012	2011

Interest contractually due (a)	$1,471	$1,471	$1,387
Interest actually received	1,370	1,393	1,293

Shortfall	$101	$78	$94

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

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investments, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	December 31,
	2013			2012
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$20,612	$1,947	$—	$22,899	$884	$—
Past due 60 - 89 days	4,956	189	—	6,027	407	—
Past due 90 - 179 days	4,231	911	—	4,202	184	—
Past due 180 days or more	22,001	366	—	24,221	229	—
Total past due	51,800	3,413	—	57,349	1,704	—
Total current loans	1,770,350	116,820	66	1,728,942	70,450	157
Total mortgage loans	$1,822,150	$120,233	$66	$1,786,291	$72,154	$157
Other delinquency statistics:
Loans in process of foreclosure, included above	$15,989	$236	$—	$21,464	$187	$—
Number of foreclosures outstanding at period end	113	8	—	140	6	—
Serious delinquency rate (a)	1.45%	1.06%	—%	1.62%	0.57%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$26,358	$1,277	$—	$28,947	$413	$—
Past due 90 days or more and still accruing interest	$—	$1,277	$—	$—	$413	$—
Loans on non-accrual status	$26,232	$—	$—	$28,423	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy	$9,661	$—	$—	$8,818	$638	$—
Modified loans under MPF® program	$1,117	$444	$—	$681	$—	$—
Real estate owned	$1,772			$169

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

Troubled Debt Restructurings (“TDRs”) and MPF modification standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  In April 2011, Financial Accounting Standards Board, (“FASB”) issued new guidance that clarified how to determine when a borrower is experiencing financial difficulty, when a concession is granted by a creditor, and when a delay is considered insignificant.  Adoption of the new TDR accounting guidance had no material impact on the numbers of loans restructured and modified or the amounts in allowance for credit losses.

Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2013.  This modification plan was made available to homeowners currently in default or imminent danger of default.  As of December 31, 2013, six MPF loans were modified under the plan.

The MPF loan troubled debt restructurings primarily involved modifying the borrower’s monthly payment for a period of up to 36 months to no more than a housing expense ratio of 38% of their monthly income.  The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio not to exceed 38%.  This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged.  If the 38% ratio is still not met, the MPF program reduces for up to 36 months the interest rate in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, until the target 38% housing expense ratio is met.  A MPF loan involved in the troubled debt restructuring program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  The credit loss on a TDR would be based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower, and the net cash flows discounted by its original yield.  When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a non-performing TDR loan and will continue to be evaluated individually for credit losses until the MPF loan is performing to its original terms.

Federal Home Loan Bank of New York

Notes to Financial Statements

Beginning with the fourth quarter of 2012, the FHLBNY expanded the TDR disclosures to include loans that had been discharged from bankruptcy.  As of December 31, 2013, mortgage loans included $9.7 million of MPF that had been previously discharged from bankruptcy.  The FHLBNY determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  The FHLBNY does not consider loans discharged from bankruptcy as impaired, unless the loan is past due 90 days or more.  At December 31, 2013, $0.9 million of such loans were considered for impairment because of their past-due delinquency status.  The allowance for credit losses associated with those loans was immaterial.

Outstanding balances of MPF loans included two loans that were modified in 2013, and four loans that were modified in 2011.  Loans modified under this program are considered impaired.  One of the six modified loans was in bankruptcy status at December 31, 2013 and December 31, 2012.  Another loan was in foreclosure status at December 31, 2013.  The allowance for credit losses on those impaired loans were evaluated individually and insignificant amounts of credit losses were recorded at December 31, 2013 and December 31, 2012.

Forgiveness information — The MPF modification program limits loan terms that can be modified for up to 36 months, after which period the borrower is required to adhere to the original terms of the loan.  Forgiveness information that would be required under the disclosure standards for loans deemed TDR has been omitted as the MPF modification program limits loan terms that can be modified for up to 36 months, after which period the borrower is required to adhere to the original terms of the loan.  Concessions were not significant.

Loans discharged from bankruptcy — Beginning with the fourth quarter of 2012, the FHLBNY includes MPF loans discharged from bankruptcy as TDRs; $9.7 million and $8.8 million of such loans were outstanding at December 31, 2013 and 2012.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more.  Of the $9.7 million of loans that were discharged from bankruptcy and outstanding at December 31, 2013, $0.9 million were impaired because of their past-due delinquency status, and the allowance for credit losses associated with those loans were not significant at period end.  Prior to the fourth quarter of 2012, the FHLBNY’s policy did not consider loans discharged from bankruptcy as TDR.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	December 31,
	2013			2012
Recorded Investment Outstanding	Performing	Non- performing	Total TDR	Performing	Non- performing	Total TDR
Troubled debt restructurings (TDR) (a):
Loans discharged from bankruptcy	$8,758	$903	$9,661	$8,189	$629	$8,818
Modified loans under MPF® program	451	666	1,117	459	222	681
Total troubled debt restructurings	$9,209	$1,569	$10,778	$8,648	$851	$9,499
Related Allowance			$624			$317

(a) Insured loans were not included in the calculation for troubled debt restructuring.

Note 9.                                                               Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	December 31,
	2013	2012
Interest-bearing deposits
Interest-bearing demand	$1,865,399	$1,994,974
Term	38,000	40,000
Total interest-bearing deposits	1,903,399	2,034,974
Non-interest-bearing demand	25,941	19,537
Total deposits	$1,929,340	$2,054,511

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	December 31, 2013		December 31, 2012
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits (a)	$1,903,399	0.04%	$2,034,974	0.03%
Non-interest-bearing deposits	25,941		19,537
Total deposits	$1,929,340		$2,054,511

(a)   Primarily adjustable rate

The aggregate amount of term deposits due in one year or less was $38.0 million and $40.0 million at December 31, 2013 and 2012.

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.8 trillion and $0.7 trillion as of December 31, 2013 and 2012.  Finance Agency regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding.  Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations, participations, mortgages, or other securities of or issued by the United States or an agency of the United States; and securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located.

The FHLBNY met the qualifying unpledged asset requirements as follows:

	December 31, 2013	December 31, 2012

Percentage of unpledged qualifying assets to consolidated obligations	108%	109%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012

Consolidated obligation bonds-amortized cost	$72,929,931	$63,903,744
Hedge valuation basis adjustments (a)	261,480	804,174
Hedge basis adjustments on terminated hedges (b)	75,500	63,520
FVO (c) - valuation adjustments and accrued interest	8,401	12,883

Total Consolidated obligation-bonds	$73,275,312	$64,784,321

Discount notes-amortized cost	$45,868,730	$29,776,704
FVO (c) - valuation adjustments and remaining accretion	1,740	3,243

Total Consolidated obligation-discount notes	$45,870,470	$29,779,947

(a)         Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds due to changes in the benchmark rate under a qualifying Fair value hedge.

(b)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a hedging relationship.  The valuation basis at the time of hedge termination is being amortized as a yield adjustment through Interest expense.

(c)          Valuation adjustments represent changes in the full fair values of bonds and discount notes elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2013			December 31, 2012
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$47,718,425	0.35%	65.47%	$42,284,800	0.71%	66.25%
Over one year through two years	9,307,800	1.05	12.77	8,003,630	1.47	12.54
Over two years through three years	3,097,960	1.22	4.25	5,746,280	1.62	9.00
Over three years through four years	2,182,390	2.15	2.99	1,115,010	2.29	1.75
Over four years through five years	2,672,340	1.41	3.67	1,515,570	2.56	2.38
Thereafter	7,907,210	2.34	10.85	5,159,795	2.54	8.08

Total par value	72,886,125	0.79%	100.00%	63,825,085	1.11%	100.00%

Bond premiums (b)	68,737			102,225
Bond discounts (b)	(24,931)			(23,566)
Hedge valuation basis adjustments (c)	261,480			804,174
Hedge basis adjustments on terminated hedges (d)	75,500			63,520
FVO (e) - valuation adjustments and accrued interest	8,401			12,883

Total Consolidated obligation-bonds	$73,275,312			$64,784,321

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of interest expense of $55.3 million, $59.1 million and $54.5 million in 2013, 2012 and 2011.  Amortization of basis adjustments from terminated hedges were interest expenses of $3.7 million, $4.1 million and $3.1 million in 2013, 2012 and 2011.

(c)          Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds in a benchmark hedge under a qualifying Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a hedging relationship.  The valuation basis at the time of hedge termination is being amortized as a yield adjustment through Interest expense.

(e)          Valuation adjustments represent changes in the full fair values of bonds elected under the FVO.

Interest rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	December 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$51,487,625	70.64%	$48,184,085	75.49%
Fixed-rate, callable	7,292,500	10.01	2,685,000	4.21
Step Up, callable	2,026,000	2.78	1,221,000	1.91
Step Down, callable	25,000	0.03	—	—
Single-index floating rate	12,055,000	16.54	11,735,000	18.39

Total par value	72,886,125	100.00%	63,825,085	100.00%

Bond premiums	68,737		102,225
Bond discounts	(24,931)		(23,566)
Hedge valuation basis adjustments (a)	261,480		804,174
Hedge basis adjustments on terminated hedges (b)	75,500		63,520
FVO (c) - valuation adjustments and accrued interest	8,401		12,883

Total Consolidated obligation-bonds	$73,275,312		$64,784,321

(a)   Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds in a benchmark hedge under a qualifying Fair value hedge.

(b)   Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a hedging relationship.  The valuation basis at the time of hedge termination is being amortized as a yield adjustment through Interest expense.

(c)    Valuation adjustments represent changes in the full fair values of bonds elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements

Discount Notes

Consolidated obligation — discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated obligation — discount notes were as follows (dollars in thousands):

	December 31, 2013	December 31, 2012

Par value	$45,876,381	$29,785,543

Amortized cost	$45,868,730	$29,776,704
Fair value option valuation adjustments (a)	1,740	3,243

Total discount notes	$45,870,470	$29,779,947

Weighted average interest rate	0.07%	0.13%

(a) Valuation adjustments represent changes in the full fair values of discount notes elected under the FVO.

Note 11.                                                  Affordable Housing Program.

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program.  Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to its members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  Annually, the FHLBanks must set aside, in aggregate, the greater of $100 million or 10% of regulatory income for the AHP.  The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability.  The FHLBNY relieves the AHP liability as members use the subsidies.  If the result of the aggregate 10% calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s pre-assessment income to the sum of total pre-assessment income for all 12 FHLBanks.  There was no shortfall in 2013, 2012 and 2011.

Each FHLBank accrues this expense monthly based on its income before assessments.  Pre-assessment income is net income before the AHP assessment and, until June 30, 2011, before REFCORP assessments.  With the satisfaction of the REFCORP obligation on June 30, 2011, the REFCORP assessments have ceased starting July 1, 2011.  If a FHLBank experienced a loss during a quarter, but still had income for the year, the FHLBank’s obligation to the AHP would be calculated based on the FHLBank’s year-to-date income.  If the FHLBank had income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation.  If the FHLBank experienced a loss for a full year, the FHLBank would have no obligation to the AHP for the year unless the aggregate 10% calculation described above was less than $100 million for all 12 FHLBanks, if it were, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million.  The proration would be made on the basis of a FHLBank’s income in relation to the income of all FHLBanks for the previous year.  Each FHLBank’s required annual AHP contribution is limited to its annual net earnings.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2013	2012	2011
Beginning balance	$134,942	$127,454	$138,365
Additions from current period’s assessments	33,958	40,286	27,430
Net disbursements for grants and programs	(45,840)	(32,798)	(38,341)
Ending balance	$123,060	$134,942	$127,454

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

•                  Significantly undercapitalized. A FHLBank is significantly undercapitalized if either (1) the amount of permanent or total capital held by the FHLBank is less than 75% of any one of its risk-based or minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as critically undercapitalized or (2) an undercapitalized FHLBank fails to submit or adhere to a Finance Agency Director-approved capital restoration plan in conformance with regulatory requirements.  A FHLBank classified as significantly undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director of the Finance Agency for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and is prohibited from paying a bonus to or increasing the compensation of its executive officers without prior approval of the Director of the Finance Agency.

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Each required capital restoration plan must be submitted within 15 business days following notice from the Director of the Finance Agency unless an extension is granted and is subject to the Director of the Finance Agency review and must set forth a plan to restore permanent and total capital levels to levels sufficient to fulfill its risk-based and minimum capital requirements.

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

Risk-based Capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	December 31, 2013		December 31, 2012
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a) (e)	$655,458	$6,593,921	$489,133	$5,714,352
Total capital-to-asset ratio	4.00%	5.14%	4.00%	5.55%
Total capital (b)	$5,133,316	$6,593,921	$4,119,552	$5,714,352
Leverage ratio	5.00%	7.71%	5.00%	8.32%
Leverage capital (c)	$6,416,645	$9,890,881	$5,149,440	$8,571,529

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	December 31, 2013	December 31, 2012

Redemption less than one year	$4,081	$2,582
Redemption from one year to less than three years	5,174	698
Redemption from three years to less than five years	12,028	5,210
Redemption from five years or greater	2,711	14,653

Total	$23,994	$23,143

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

The following table provides withdrawals and terminations in membership:

	Years ended December 31,
	2013	2012

Voluntary Termination/Notices Received and Pending	2	1

Involuntary Termination (a)	1	2

Non-member due to merger	3	1

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

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2013	2012	2011

Beginning balance	$23,143	$54,827	$63,219
Capital stock subject to mandatory redemption reclassified from equity	5,123	7,576	3,614
Redemption of mandatorily redeemable capital stock (a)	(4,272)	(39,260)	(12,006)

Ending balance	$23,994	$23,143	$54,827

Accrued interest payable (b)	$243	$266	$584

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rates were 4.00%, 4.50% and 4.00% for 2013, 2012 and 2011 on mandatorily redeemable capital stock.

Restricted Retained Earnings

In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (“Capital Agreement”), as amended.  The Capital Agreement is intended to enhance the capital position of each FHLBank, by allocating that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.  Because each FHLBank had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied, the Capital Agreement provides that, with full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends.  Each FHLBank subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011.  On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation.  In accordance with the Capital Agreement, starting in the third quarter of 2011, the FHLBNY allocates 20% of its net income to a separate restricted retained earnings account.  At December 31, 2013 and 2012, restricted retained earnings were $157.1 million and $96.2 million.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 13.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2013	2012	2011

Net income	$304,642	$360,734	$244,486

Net income available to stockholders	$304,642	$360,734	$244,486

Weighted average shares of capital	50,532	46,718	45,340
Less: Mandatorily redeemable capital stock	(243)	(376)	(585)
Average number of shares of capital used to calculate earnings per share	50,289	46,342	44,755

Basic earnings per share	$6.06	$7.78	$5.46

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the years ended (in thousands):

	Years ended December 31,
	2013	2012	2011
Defined Benefit Plan (a)	$863	$1,688	$30,303
Benefit Equalization Plan (defined benefit)	3,956	3,633	2,780
Defined Contribution Plan	1,560	1,523	1,414
Postretirement Health Benefit Plan	1,519	1,398	990

Total retirement plan expenses	$7,898	$8,242	$35,487

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

In July 2012, a transportation bill was enacted under the Surface Transportation Extension Act of 2012  — Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension plan provisions intended to ease the negative effect of historically low interest rates.  Previously, a plan sponsor could elect to calculate future pension obligations based on either the “yield curve” of corporate investment-grade bonds for the preceding month, or three “segment rates” that are drawn from the average yield curves over the most recent 24-month period.  The primary change under the relief bill is to smooth segment rate changes by calculating each rate based on the average of that segment rate over 25 years, a much longer period than the 24-month period previously used to determine segment rates.  The FHLBNY’s Defined Benefit Plan participates in the Pentegra Defined Benefit Plan pension, which has adopted the relief provisions, and adoption resulted in a significant reduction in plan funding expenses.  The FHLBNY paid in $0.7 million for the plan period July 1, 2012 to June 30, 2013, which was the minimum amount payable under the relief provided under MAP-21.  Payments to the plan under the pre-existing methodology (prior to the relief) were $2.6 million for the plan year ended June 30, 2012, and $10.1 million for the plan year ended June 30, 2011 (a voluntary payment of $24.0 million was also made in early 2011 to fund a shortfall).  Pentegra operates the Defined Benefit Plan with a June 30, fiscal year-end date, and funds paid are pro-rated over the calendar year as a pension expense.

Pentegra DB Plan Net Pension Cost and Funded Status

The Pentegra DB Plan operates as a multiemployer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.  As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra DB Plan.  Typically, multiemployer plans contain provisions for collective bargaining arrangements.  There are no collective bargaining agreements in place at any of the FHLBanks (including the FHLBNY) that participate in the plan.  Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  In addition, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.  If an employee transfers employment to the FHLBNY, and the employee was a participant in the Pentegra Benefit Plan with another employer, the FHLBNY is responsible for the entire benefit.  At the time of transfer, the former employer will transfer assets to the FHLBNY’s plan, in the amount of the liability for the accrued benefit.

The Pentegra DB Plan operates on a fiscal year from July 1 through June 30, and files one Form 5500 on behalf of all employers who participate in the plan.  The Employer Identification Number is 13-5645888 and the three-digit plan number is 333.

Federal Home Loan Bank of New York

Notes to Financial Statements

The Pentegra DB Plan’s annual valuation process includes calculating the plan’s funded status, and separately calculating the funded status of each participating employer.  The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date).  As permitted by ERISA, the Pentegra DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date.  As a result, the market value of assets at the valuation date (July 1) may increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The following table presented multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2013	2012	2011 (c)

Net pension cost charged to compensation and benefit expense for the year ended December 31	$863	$1,688	$30,303
Contributions allocated to plan year ended June 30	$756	$2,620	$14,196
Pentegra DB Plan funded status as of July 1 (a)	101.31%	108.22%	90.29%
FHLBNY’s funded status as of July 1 (b)	105.12%	115.88%	101.30%

(a)         Funded status is based on actuarial valuation of the Pentegra DB Plan, and includes all participants’ allocated to plan years and known at the time of the preparation of the actuarial valuation.  The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year.  The Bank contributed $1.0 million in December 2013 for the Plan year ending June 30, 2014. Funded status remains preliminary until the Form 5500 is filed no later than April 15 of 2014 and 2015 for the plan years ended June 30, 2013 and 2014.

(b)         Based on cash contributions made through December 31, 2013 and allocated to the DB Plan year(s).  The funded status may increase because the FHLBNY is permitted to make contribution through March 15 of the following year.

(c)         The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2012.

Benefit Equalization Plan (BEP)

The BEP restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The method for determining the accrual expense and liabilities of the plan is the Projected Unit Credit Accrual Method.  Under this method, the liability of the plan is composed mainly of two components, Projected Benefit Obligation (PBO) and Service Cost accruals.  The total liability is determined by projecting each person’s expected plan benefits.  These projected benefits are then discounted to the measurement date.  Finally, the liability is allocated to service already worked (PBO) and service to be worked (Service Cost).  There were no plan assets (this is an unfunded plan) that have been designated for the BEP plan.

The accrued pension costs for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2013	2012

Accumulated benefit obligation	$28,376	$29,230
Effect of future salary increases	6,311	7,011
Projected benefit obligation	34,687	36,241
Unrecognized prior service credit/(cost)	154	207
Unrecognized net (loss)/gain	(11,610)	(16,376)

Accrued pension cost	$23,231	$20,072

Components of the projected benefit obligation for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2013	2012

Projected benefit obligation at the beginning of the year	$36,241	$31,344
Service	864	764
Interest	1,352	1,300
Benefits paid	(798)	(759)
Actuarial (gain)/loss	(2,972)	3,592

Projected benefit obligation at the end of the year	$34,687	$36,241

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

Amounts recognized in AOCI for the Bank’s BEP plan were as follows (in thousands):

	December 31,
	2013	2012

Net loss/(gain)	$11,610	$16,376
Prior service (credit)/cost	(154)	(207)

Accumulated other comprehensive loss	$11,456	$16,169

Federal Home Loan Bank of New York

Notes to Financial Statements

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2013	2012

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	798	759
Benefits paid	(798)	(759)

Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Service cost	$864	$764	$660
Interest cost	1,352	1,300	1,294
Amortization of unrecognized net loss/(gain)	1,793	1,622	879
Amortization of unrecognized past service liability	(53)	(53)	(53)

Net periodic benefit cost	$3,956	$3,633	$2,780

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2013	2012

Net (gain)/loss	$(2,972)	$3,592
Prior service cost	—	—
Amortization of net (loss)/gain	(1,793)	(1,622)
Amortization of prior service cost	53	53
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$(4,712)	$2,023

Total recognized in net periodic benefit cost and other comprehensive income	$(756)	$5,656

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2014

Expected amortization of net loss/(gain)	$1,227
Expected amortization of past service liability	$(53)
Expected amortization of transition obligation/(asset)	$—

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011

Discount rate (a)	4.73%	3.80%	4.23%
Salary increases	5.50%	5.50%	5.50%
Amortization period (years)	7	7	7
Benefits paid during the period	$(798)	$(759)	$(656)

(a)   The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2014	$1,452
2015	1,500
2016	1,572
2017	1,645
2018	1,736
2019-2023	10,968

Total	$18,873

The net periodic benefit cost for 2014 is expected to be $3.5 million ($4.0 million in 2013).

Federal Home Loan Bank of New York

Notes to Financial Statements

Postretirement Health Benefit Plan

The FHLBNY offers the Retiree Medical Benefit Plan, a postretirement health benefit plan for retirees.  The plan is unfunded.  Employees over the age of 55 are eligible provided they have completed ten years of service after age 45.

Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate assumption of 4.73%.  At December 31, 2013, the effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $370.6 thousand ($376.9 thousand at December 31, 2012) and an increase in APBO of $3.3 million ($3.7 million at December 31, 2012).  At December 31, 2013, the effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $293.8 thousand ($299.5 thousand at December 31, 2012) and a decrease in APBO of $2.7 million ($3.0 million at December 31, 2012).

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012 (a)

Accumulated postretirement benefit obligation at the beginning of the year	$21,579	$20,346
Service cost	945	999
Interest cost	803	793
Actuarial (gain)/loss	(2,314)	(128)
Plan participant contributions	110	120
Actual benefits paid	(741)	(596)
Retiree drug subsidy reimbursement	46	45
Accumulated postretirement benefit obligation at the end of the year	20,428	21,579
Unrecognized net gain	—	—
Accrued postretirement benefit cost	$20,428	$21,579

(a)   The 2012 comparatives have been expanded to conform to the classification adopted in 2013.

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2013	2012 (a)

Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	631	476
Plan participant contributions	110	120
Actual benefits paid	(741)	(596)
Fair value of plan assets at the end of the year	$—	$—

(a)   The 2012 comparatives have been expanded to conform to the classification adopted in 2013.

Amounts recognized in AOCI for the Bank’s postretirement benefit obligation (in thousands):

	December 31,
	2013	2012

Prior service cost/(credit)	$—	$(643)
Net loss/(gain)	3,047	5,775
Accrued pension cost	$3,047	$5,132

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2014

Expected amortization of net loss/(gain)	$113
Expected amortization of prior service cost/(credit)	$—
Expected amortization of transition obligation/(asset)	$—

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2013	2012	2011

Service cost (benefits attributed to service during the period)	$945	$999	$681
Interest cost on accumulated postretirement health benefit obligation	803	793	841
Amortization of loss/(gain)	414	337	199
Amortization of prior service (credit)/cost	(643)	(731)	(731)

Net periodic postretirement health benefit cost	$1,519	$1,398	$990

Federal Home Loan Bank of New York

Notes to Financial Statements

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2013	2012

Net (gain)/loss	$(2,314)	$(128)
Prior service cost/(credit)	—	—
Amortization of net (loss)/gain	(414)	(337)
Amortization of prior service credit/(cost)	643	731
Amortization of net obligation	—	—

Total recognized in other comprehensive income	$(2,085)	$266

Total recognized in net periodic benefit cost and other comprehensive income	$(566)	$1,664

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Key assumptions (a) and other information to determine current year’s obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	Years ended December 31,
	2013	2012	2011
Weighted average discount rate	4.73%	3.80%	4.23%
Health care cost trend rates:
Assumed for next year
Pre 65	8.00%	7.50%	8.00%
Post 65	7.50%	7.50%	8.50%
Pre 65 Ultimate rate	5.00%	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2022	2018	2017
Post 65 Ultimate rate	5.00%	5.50%	5.50%
Post 65 Year that ultimate rate is reached	2022	2018	2017
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

(a)   The discount rates were based on the Citigroup Pension Liability Index adjusted for duration at December 31, in each of three years.

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2014	$664
2015	731
2016	785
2017	853
2018	935
2019-2023	5,974
Total	$9,942

The Bank’s postretirement health benefit plan accrual for 2014 is expected to be $2.0 million ($1.5 million in 2013).

Note 15.   Derivatives and Hedging Activities.

General — The FHLBNY accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging (formerly SFAS 133).  As a general rule, hedge accounting is permitted where the FHLBNY is exposed to a particular risk, such as interest-rate risk that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings.

Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges.  For more information, see Derivatives in Note 1. Significant Accounting Polices and Estimates.

The FHLBNY, consistent with the Finance Agency’s regulations, may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its interest rate exposure inherent in otherwise unhedged assets and funding positions.  The FHLBNY is not a derivatives dealer and does not trade derivatives for short-term profit.

The FHLBNY uses derivatives in three ways - by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”).

When the FHLBNY designates a derivative as an economic hedge, the choice represents the most cost effective manner of hedging a risk, and is after considering the operational costs and benefits of executing a hedge that would qualify for hedge accounting.  When entering into such hedges that do not qualify for hedge accounting, changes in fair value of the derivatives is recorded in earnings with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.  As a result, an economic hedge introduces the potential for earnings variability.  Economic hedges are an acceptable hedging strategy under the FHLBNY’s risk management program, and the strategies comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives.

Federal Home Loan Bank of New York

Notes to Financial Statements

Principal hedging activities are summarized below:

Consolidated Obligations

The FHLBNY may manage the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation.

Fair value hedges — In a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and each of those FHLBanks could simultaneously enter into a matching derivative in which the counterparty pays to the FHLBank fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligations.

When such transactions qualify for hedge accounting, they are treated as Fair value hedges under the accounting standards for derivatives and hedging.  By electing to use fair value hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings.  The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings.

Cash flow hedges — The FHLBNY also hedges variable cash flows resulting from rollover (re-issuance) of 3-month consolidated obligation discount notes.  Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps.  The FHLBNY also hedges the variability of cash flows of anticipated issuance of fixed-rate debt to changes in the benchmark rate.  When such transactions qualify for hedge accounting, they are treated as a Cash flow hedge.  The related interest-rate swap is also recorded on the balance sheet in AOCI at fair value, with any changes in fair value reflected in earnings.  For Cash flow hedges, the changes in value of the hedging derivative are reflected in AOCI to the extent the hedge is effective.  Hedge ineffectiveness, if any, is reflected in current earnings.  Fair values in AOCI are reclassified into interest expense at the same time as when the interest expense from the discount note or the anticipated debt impacts interest income.  Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.  The two Cash flow strategies are described below:

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

Cash Flow Hedges of Rolling Issuance of Discount Notes — The Bank executes long-term pay-fixed, receive-variable interest rate swaps as hedges of the variable quarterly interest payments on the discount note borrowing program.  In this program, the Bank issues a series of discount notes with 91-day terms over periods, up to 15 years.  The FHLBNY will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures.  The interest rate swaps require a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment.  The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuance every 91 days.  The fair values of the interest rate swaps are recorded in AOCI and ineffectiveness, if any, is recorded in earnings.  Amounts recorded in AOCI are reclassified to earnings in the same periods in which interest expenses are affected by the variability of the cash flows of the discount notes.

Economic hedges of debt — When the FHLBNY issues variable-rate consolidated obligations bonds indexed to 1-month LIBOR, the U.S. Prime rate, or Federal funds rate, it will simultaneously execute interest-rate swaps (“basis swaps”) to hedge the basis risk of the variable rate debt to 3-month LIBOR, the FHLBNY’s preferred funding base.  The basis swaps are designated as economic hedges of the floating-rate bonds because the FHLBNY deems that the operational cost of designating the hedges under accounting standards for derivatives and hedge accounting would outweigh the accounting benefits.  In this hedge, only the interest rate swap is carried at fair value.

Consolidated obligation debt elected under the Fair Value Option — An alternative to hedge accounting that would permit the debt to be carried at fair value is to elect debt under the FVO.  Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt is reported in earnings.  In 2013 and 2012, the FHLBNY has elected the FVO for certain debt.  For more information, see Fair Value Option Disclosures in Note 16. Fair Values of Financial Instruments.  Typically, the FHLBNY would also execute interest rate swaps to convert the fixed cash flows of the FVO debt to variable cash flows, so that changes in fair value of the swap is also reflected in earnings, creating a natural offset to the debt’s fair value change.  The interest rate swap would be designated as an economic hedge of the debt.

Advances

The Bank offers a wide array of advances structures to meet members’ funding needs.  These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options.  The Bank may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank’s funding liabilities.

Fair value hedges — In general, whenever a member executes a longer-term fixed rate advance, or a fixed or variable-rate advance with call or put or other embedded options, the Bank will simultaneously execute a derivative transaction with terms that offset the terms of the fixed rate advance, or terms of the advance with embedded options.  The combination of the fixed rate advance and the derivative transaction effectively creates a variable rate asset.  With a putable advance borrowed by a member, the FHLBNY would purchase from the member a put option.

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

Advances elected under the Fair Value Option — The FHLBNY has elected to carry certain variable-rate advances under the FVO.  Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the advance is reported in earnings.  The FHLBNY believes that changes in fair values of FVO designated advances provides a natural offset to the debt elected under the FVO.

Economic hedges of variable rate capped advances — The FHLBNY offers variable rate advances with an option that caps the interest rate payable by the borrower.  The FHLBNY would typically offset the risk presented by the embedded cap by executing a matching cap.

Mortgage Loans

The Bank’s investment portfolio includes fixed rate mortgage loans.  The FHLBNY manages the interest rate and prepayment risk associated with mortgages through debt issuance, without the use of derivatives.  Firm commitments to purchase or deliver mortgage loans are accounted for as a derivative.  See “Firm Commitment Strategies” described below.

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

Intermediation — To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding was $130.0 million and $265.0 million at December 31, 2013 and December 31, 2012.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

Other Economic Hedges

The derivatives in economic hedges were considered freestanding and changes in the fair values of the swaps were recorded through income.  In general, economic hedges comprised primarily of:

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

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors.  The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives.  The majority of OTC derivative contracts were primarily bilateral contracts between the FHLBNY and the swap counterparties that were executed and settled bilaterally with counterparties without the use of a derivative clearing house (“DCO”).  Beginning on June 10, 2013, certain of the FHLBNY’s OTC derivatives are executed bilaterally with executing swap counterparties, then cleared and settled through one or more DCO as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant, or “FCM”, that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements

Credit risk on bilateral OTC derivative contracts — For derivatives that are not eligible for clearing with a DCO, the FHLBNY is subject to credit risk as a result of nonperformance by swap counterparties to the derivative agreements.  The FHLBNY enters into master netting arrangements and bilateral security agreements with all active derivative counterparties, which provide for delivery of collateral at specified levels to limit the net unsecured credit exposure to these counterparties.  The FHLBNY makes judgments on each counterparty’s creditworthiness, and estimates of the collateral values in analyzing counterparty nonperformance credit risk.  Bilateral agreements consider the credit risks and the agreement specifies thresholds to post or receive collateral with changes in credit ratings.  When the FHLBNY has more than one derivative transaction outstanding with the counterparty, and a legally enforceable master netting agreement exists with the counterparty, the net exposure (less collateral held) represents the appropriate measure of credit risk.  The FHLBNY conducts all its derivative transactions under ISDA master netting agreements.

Credit risk on OTC Cleared derivative transactions — The FHLBNY’s derivative transactions that are eligible for clearing are subject to mandatory clearing rules under the Commodity Futures Trading Commission’s (“CFTC”) as provided under the Dodd-Frank Act.  If a derivative transaction is listed as eligible for clearing, the FHLBNY must abide by the CFTC rules to clear the transaction through a DCO.  The FHLBNY’s cleared derivatives are also initially executed bilaterally with a swap dealer (the executing swap counterparty), in the OTC market.  The clearing process requires all parties to the derivative transaction to novate the contracts to a DCO, which then becomes the counterparty to all parties, including the FHLBNY, to the transaction.

The enforceability of offsetting rights incorporated in the agreements for the cleared derivative transactions has been analyzed by the FHLBNY to establish the extent to which supportive legal opinion, obtained from counsel of recognized standing, provides the requisite level of certainty regarding the enforceability of these agreements.  Further analysis was performed to reach a view that the exercise of rights by the non-defaulting party under these agreements would not be stayed, or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding involving the DCO or the FHLBNY’s clearing agents or both.  Based on the analysis of the rules, and legal analysis obtained, the FHLBNY has made a determination that it has the right of setoff that is enforceable under applicable law that would allow it to net individual derivative contracts executed through a specific clearing agent, the FCM, to a designated DCO, so that a net derivative receivable or payable will be recorded for the DCO; that exposure (less margin held) would be represented by a single amount receivable from the DCO, and that amount be the appropriate measure of credit risk.  This policy election for netting cleared derivatives is consistent with the policy election for netting bilaterally settled derivative transactions under master netting agreements.

Typically, margin consists of Initial margin and Variation margin.  Variation margin fluctuates with the fair values of the open contracts.  Initial margin fluctuates with the volatility of the FHLBNY’s portfolio of cleared derivatives, and volatility is measured by the speed and severity of market price changes of the portfolio.  Initial margin is posted in cash by the FHLBNY in addition to Variation margin.

Federal Home Loan Bank of New York

Notes to Financial Statements

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

	December 31, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$609,910	$2,378,650	$966,523	$3,890,253
Cleared derivatives	24,482	57,177	—	—
Total gross recognized amount	634,392	2,435,827	966,523	3,890,253
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(602,074)	(2,029,532)	(924,638)	(3,463,506)
Cleared derivatives	10,981	(57,177)	—	—
Total gross amounts of netting adjustments and cash collateral	(591,093)	(2,086,709)	(924,638)	(3,463,506)
Net amounts after offsetting adjustments
Bilateral derivatives	7,836	349,118	41,885	426,747
Cleared derivatives	35,463	—	—	—
Total net amounts after offsetting adjustments	43,299	349,118	41,885	426,747
Derivative instruments -Not Nettable
Delivery commitments (a)	3	32	9	41
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$43,302	$349,150	$41,894	$426,788
Non-cash collateral received or pledged not offset
Cannot be sold or repledged
Bilateral derivatives	$3,097	$—	$7,368	$—
Delivery commitments (a)	3	—	9	—
Total cannot be sold or repledged	3,100	—	7,377	—
Net unsecured amount
Bilateral derivatives	4,739	349,150	34,517	426,788
Cleared derivatives	35,463	—	—	—
Total Net unsecured amount (b)	$40,202	$349,150	$34,517	$426,788

(a)        Derivative instruments without legal right of offset were synthetic derivatives representing forward mortgage delivery commitments of 45 days or less.  It was operationally not practical to separate receivable from payables, and net presentation was adopted.  No cash collateral was involved with respective to the mortgage delivery commitments, which are accounted as a derivative.

(b)        Unsecured amounts represent Derivative assets and liabilities recorded in the Statements of Condition at December 31, 2013 and December 31, 2012.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.

Non-Cash collateral received or pledged not offset — Amounts represent exposure arising from derivative positions with member counterparties where we acted as an intermediary, and a small amount of delivery commitments (see footnote (a).  Amounts are collateralized by pledged non-cash collateral, primarily 1-4 family housing collateral.

The gross derivative exposures as represented by derivatives in fair values in gain positions before netting and offsetting cash collateral were $634.4 million and $966.5 million due at December 31, 2013 and December 31, 2012.  Fair values amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), totaled $591.1 million and $924.6 million at those dates.  These adjustments included $4.0 million and $7.7 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at December 31, 2013 and December 31, 2012.  The net exposures after offsetting adjustments were $43.3 million and $41.9 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts, and their exposure due to a default by the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At December 31, 2013 and December 31, 2012, derivatives in a net unrealized loss positions, which represented the counterparties’ exposure, including the exposure of DCOs in cleared trades, to the potential non-performance risk of the FHLBNY, were $349.2 million and $426.8 million after deducting $1.5 billion and $2.5 billion of cash collateral posted by the FHLBNY at those dates to the exposed counterparties.  With respect to cleared derivatives, the DCO is also exposed to the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and those amounts were not significant.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$71,828,200	$567,215	$2,380,327
Interest rate swaps-cash flow hedges	1,256,000	23,097	45,393
Total derivatives in hedging instruments	73,084,200	590,312	2,425,720

Derivatives not designated as hedging instruments
Interest rate swaps	33,623,641	13,437	6,819
Interest rate caps or floors	2,700,000	27,196	12
Mortgage delivery commitments	7,563	3	32
Other (b)	260,000	3,446	3,276
Total derivatives not designated as hedging instruments	36,591,204	44,082	10,139

Total derivatives before netting and collateral adjustments	$109,675,404	634,394	2,435,859
Netting adjustments		(587,121)	(587,121)
Net before cash collateral		47,273	1,848,738
Cash collateral and related accrued interest		(3,971)	(1,499,588)
Net after cash collateral reported on the Statements of Condition		$43,302	$349,150

	December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$76,844,534	$925,635	$3,753,684
Interest rate swaps-cash flow hedges	1,106,000	1,647	126,426
Total derivatives in hedging instruments	77,950,534	927,282	3,880,110

Derivatives not designated as hedging instruments
Interest rate swaps	23,099,757	27,486	2,939
Interest rate caps or floors	1,900,000	4,221	12
Mortgage delivery commitments	25,217	9	41
Other (b)	530,000	7,534	7,192
Total derivatives not designated as hedging instruments	25,554,974	39,250	10,184

Total derivatives before netting and collateral adjustments	$103,505,508	966,532	3,890,294
Netting adjustments		(916,938)	(916,938)
Net before cash collateral		49,594	2,973,356
Cash collateral and related accrued interest		(7,700)	(2,546,568)
Net after cash collateral reported on the Statements of Condition		$41,894	$426,788

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

The FHLBNY has elected to measure certain debt under the accounting designation for FVO, and has executed interest rate swaps as economic hedges of the debt.  While changes in fair values of the interest rate swap and the debt elected under the FVO are recorded in earnings in Other income (loss), the changes in the fair value changes of the swaps are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  Fair values changes of debt and advances elected under the FVO are recorded as an Unrealized (loss) or gain from Instruments held at fair value.

Federal Home Loan Bank of New York

Notes to Financial Statements

Components of net gains/(losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	December 31, 2013
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$1,470,258	$(1,468,081)	$2,177	$(1,043,363)
Consolidated obligations-bonds	(523,406)	523,366	(40)	306,841

Net gains (losses) related to fair value hedges (a)	946,852	(944,715)	2,137	$(736,522)
Cash flow hedges	(90)		(90)	$(31,951)

Derivatives not designated as hedging instruments
Interest rate swaps (b)	(1,045)		(1,045)
Caps or floors
Advances	(75)		(75)
Balance sheet hedges	2,807		2,807
Mortgage delivery commitments	(1,729)		(1,729)
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(10,625)		(10,625)
Consolidated obligations-discount notes	(1,526)		(1,526)
Accrued interest-swaps (b)	18,379		18,379

Net gains related to derivatives not designated as hedging instruments	6,186		6,186
Net gains (losses) on derivatives and hedging activities	$952,948	$(944,715)	$8,233

	December 31, 2012
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$177,116	$(185,847)	$(8,731)	$(1,209,689)
Consolidated obligations-bonds	(95,467)	110,024	14,557	330,862
Consolidated obligations-discount notes	67	(1,467)	(1,400)	1,237

Net gains (losses) related to fair value hedges (a)	81,716	(77,290)	4,426	$(877,590)
Cash flow hedges	(214)		(214)	$(26,699)

Derivatives not designated as hedging instruments

Interest rate swaps (b)	24,269		24,269
Caps or floors
Advances	(75)		(75)
Balance sheet hedges	(10,706)		(10,706)
Mortgage delivery commitments	2,065		2,065
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	17,208		17,208
Consolidated obligations-discount notes	2,241		2,241
Accrued interest-swaps (b)	8,066		8,066

Net gains related to derivatives not designated as hedging instruments	43,068		43,068
Net gains (losses) on derivatives and hedging activities	$124,570	$(77,290)	$47,280

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2011
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(839,798)	$879,662	$39,864	$(1,616,983)
Consolidated obligations-bonds	354,431	(356,686)	(2,255)	478,647
Consolidated obligations-discount notes	(67)	1,467	1,400	1,088

Net (losses) gains related to fair value hedges (a)	(485,434)	524,443	39,009	$(1,137,248)
Cash flow hedges	(119)		(119)	$(12,443)

Derivatives not designated as hedging instruments

Interest rate swaps (b)	(14,123)		(14,123)
Caps or floors
Advances	(75)		(75)
Balance sheet hedges	(26,858)		(26,858)
Mortgage delivery commitments	3,060		3,060
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(6,573)		(6,573)
Consolidated obligations-discount notes	(1,850)		(1,850)
Accrued interest-swaps (b)	24,220		24,220

Net losses related to derivatives not designated as hedging instruments	(22,199)		(22,199)
Net (losses) gains on derivatives and hedging activities	$(507,752)	$524,443	$16,691

(a)  Out-of-period adjustment in 2013 — Fair value net hedging gain of $8.2 million in 2013 included cumulative out-of-period negative adjustment of $5.0 million to correct overstated hedging gains in 2012.  In the third quarter of 2013, the FHLBNY identified a flaw in the design of a swap transaction input template introduced in late 2011 that mapped a specific non-standard transaction term incorrectly to the Bank’s valuation system, causing erroneous valuation of call and put options in an interest rate swap with options.

(b)  Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.  Comparative balances at December 31, 2012 and 2011 have been reclassified to conform to the presentation adopted at December 31, 2013.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	December 31, 2013
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$125	Interest Expense	$3,523	$(90)
Consolidated obligations-discount notes (b)	102,483	Interest Expense	—	—
	$102,608		$3,523	$(90)

	December 31, 2012
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(2,095)	Interest Expense	$4,156	$(214)
Consolidated obligations-discount notes (b)	(27,190)	Interest Expense	—	—
	$(29,285)		$4,156	$(214)

	December 31, 2011
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(2,292)	Interest Expense	$3,091	$(119)
Consolidated obligations-discount notes (b)	(97,588)	Interest Expense	—	—
	$(99,880)		$3,091	$(119)

(a) Hedges of anticipated issuance of debt - The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months.  There were no open contracts at December 31, 2013 and December 31, 2012.  The amount in AOCI from closed cash flow hedges was a net unrecognized loss of $8.7 million and $12.3 million at December 31, 2013 and December 31, 2012.  At December 31, 2013, it is expected that over the next 12 months, $2.9 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

(b) Hedges of discount notes in rolling issuances — At December 31, 2013 and December 31, 2012, $1.3 billion and $1.1 billion of notional

Federal Home Loan Bank of New York

Notes to Financial Statements

amounts of the interest rate swaps were outstanding under this program.  Net unrealized fair values losses of $22.3 million and $124.8 million were recorded in AOCI at those dates.  The cash flow hedges mitigated exposure to the variability in future cash flows for a maximum period of 15 years.  Long-term swap rates at December 31, 2013 had steepened significantly, and previously recorded cumulative fair value losses were partially recovered.  The FHLBNY’s cash payments are fixed, and in return it receives LIBOR-indexed floating rate cash flows; in a rising rate environment, the amount of forecasted cash flows that it would potentially receive grows larger effectively reducing unrealized losses.

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2013
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$15,309,998	$15,309,998	$15,309,998	$—	$—	$—
Federal funds sold	5,986,000	5,985,987	—	5,985,987	—	—
Available-for-sale-securities	1,562,541	1,562,541	10,407	1,552,134	—	—
Held-to-maturity securities	12,535,928	12,603,384	—	11,461,994	1,141,390	—
Advances	90,765,017	90,644,501	—	90,644,501	—	—
Mortgage loans held-for-portfolio, net	1,927,623	1,911,001	—	1,911,001	—	—
Accrued interest receivable	173,573	173,573	—	173,573	—	—
Derivative assets	43,302	43,302	—	634,394	—	(591,092)
Other financial assets	2,328	2,328	—	556	1,772	—

Liabilities
Deposits	1,929,340	1,929,349	—	1,929,349	—	—
Consolidated obligations
Bonds	73,275,312	72,928,182	—	72,928,182	—	—
Discount notes	45,870,470	45,872,010	—	45,872,010	—	—
Mandatorily redeemable capital stock	23,994	23,994	23,994	—	—	—
Accrued interest payable	112,047	112,047	—	112,047	—	—
Derivative liabilities	349,150	349,150	—	2,435,859	—	(2,086,709)
Other financial liabilities	76,284	76,284	76,284	—	—	—

	December 31, 2012
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$7,553,188	$7,553,188	$7,553,188	$—	$—	$—
Federal funds sold	4,091,000	4,091,010	—	4,091,010	—	—
Available-for-sale-securities	2,308,774	2,308,774	9,633	2,299,141	—	—
Held-to-maturity securities	11,058,764	11,456,556	—	10,202,124	1,254,432	—
Advances	75,888,001	75,880,070	—	75,880,070	—	—
Mortgage loans held-for-portfolio, net	1,842,816	1,931,437	—	1,931,437	—	—
Accrued interest receivable	179,044	179,044	—	179,044	—	—
Derivative assets	41,894	41,894	—	966,532	—	(924,638)
Other financial assets	533	533	—	364	169	—

Liabilities
Deposits	2,054,511	2,054,523	—	2,054,523	—	—
Consolidated obligations
Bonds	64,784,321	64,942,869	—	64,942,869	—	—
Discount notes	29,779,947	29,781,720	—	29,781,720	—	—
Mandatorily redeemable capital stock	23,143	23,143	23,143	—	—	—
Accrued interest payable	127,664	127,664	—	127,664	—	—
Derivative liabilities	426,788	426,788	—	3,890,295	—	(3,463,507)
Other financial liabilities	85,079	85,079	85,079	—	—	—

(a)   Level 3 Instruments — The fair values of non-Agency private-label MBS and housing finance agency bonds were estimated by management based on pricing services.  Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity so that the inputs may not be market based and observable.

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair Value Hierarchy

The FHLBNY records available-for-sale securities, derivative assets, derivative liabilities, and consolidated obligations and advances elected under the FVO at fair value on a recurring basis.  On a non-recurring basis, held-to-maturity securities determined to be OTTI are also measured and recorded at their fair values in the period OTTI is recognized.

The accounting standards under Fair Value Measurement defines fair value, establishes a consistent framework for measuring fair value and requires disclosures about fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Among other things, the standard requires the FHLBNY to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard specifies a hierarchy of inputs based on whether the inputs are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the FHLBNY’s market assumptions.

These two types of inputs have created the following fair value hierarchy, and an entity must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities measured on a recurring or non-recurring basis:

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

The inputs are evaluated an on an overall level for the fair value measurement is determined.  This overall level is an indication of market observability of the fair value measurement for the asset or liability.  Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities.  These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur.  There were no such transfers in any periods in this report.

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

Interest-bearing Deposits and Federal Funds Sold — The FHLBNY determines estimated fair values of short-term investments by calculating the present value of expected future cash flows of the investments, a methodology also referred to as the Income approach under the Fair value measurement standards.  The discount rates used in these calculations are the current coupons of investments with similar terms.  Inputs into the cash flow models employed by the Bank are the yields on the instruments, which are market based and observable and are considered to be within Level 2 of the fair value hierarchy.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the Bank’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  No held-to-maturity securities were recorded at fair values on a nonrecurring basis at December 31, 2013 or any time in 2013, as no MBS were determined to be OTTI.  At December 31, 2012, one bond, a non-Agency PLMBS was determined to be OTTI and was written down to its fair value.

Housing finance agency bonds — The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.  Because of the current lack of significant market activity, their fair values were categorized within Level 3 of the fair value hierarchy as inputs into vendor pricing models may not be market based and observable.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The FHLBNY creates an internal curve, which is interpolated from its advance rates.  Advance rates are calculated by applying a spread to an underlying “base curve” derived from the FHLBNY’s cost of funds, which is based on the CO Curve, inputs to which have been determined to be market observable and classified as Level 2.  The spreads applied to the base advance pricing curve typically represent the FHLBNY’s mark-ups over the FHLBNY’s cost of funds, and are not market observable inputs, but are based on the FHLBNY’s advance pricing strategy.  Such inputs have been classified as a Level 3 input.  For the FHLBNY, Level 3 inputs were considered not significant.

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at December 31, 2013 and at December 31, 2012.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

The FHLBNY has elected the FVO designation for certain advances and recorded their fair values in the Statements of Condition for such advances.  The CO Curve was the primary input, which is market based and observable.  Inputs to apply spreads, which are FHLBNY specific, were not material.  Fair values were classified within Level 2 of the valuation hierarchy.

Accrued Interest Receivable and Other Assets — The estimated fair values approximate the recorded book value because of the relatively short period of time between their origination and expected realization.

Mortgage Loans (MPF Loans)

A.  Principal and/or Most Advantageous Market and Market Participants — MPF Loans

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

The FHLBNY has elected the FVO designation for certain consolidated obligation debt and recorded their fair values in the Statements of Condition.  The CO Curve and volatility assumptions (for debt with call options) were primary inputs, which are market based and observable.  Fair values were classified within Level 2 of the valuation hierarchy.

Derivative Assets and Liabilities — The majority of the FHLBNY’s derivatives is executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2013 and December 31, 2012.

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

OIS adoption — Beginning December 31, 2012, the FHLBNY has incorporated overnight indexed swap (“OIS”) curves as fair value measurement inputs for the valuation of its derivatives, as the OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives.  The FHLBNY believes using relevant OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives.  The OIS curve (Federal funds curve) was an additional input incorporated into the valuation model.  The input for the federal funds curve is obtained from industry standard pricing vendors and the input is available and observable over its entire term structure.

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Credit risk and credit valuation adjustments — The FHLBNY is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties or a DCO.

To mitigate this risk, the FHLBNY has entered into master netting agreements and credit support agreements with its derivative counterparties for its bilaterally executed derivative contracts that provide for the delivery of collateral at specified levels at least weekly.  The computed fair values of the derivatives took into consideration the effects of legally enforceable master netting agreements that allow the FHLBNY to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis.

For derivative transactions executed as a cleared derivative, the transactions are fully collateralized in cash and exchanged daily with the DCO.  The FHLBNY has also established the enforceability of offsetting rights incorporated in the agreements for the cleared derivative transactions.

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2013 and December 31, 2012.

Control processes — The FHLBNY employs control processes to validate the fair value of its financial instruments, including those derived from valuation models.  These control processes are designed to ensure that the values used for financial reporting are based on observable inputs wherever possible.  In the event that observable inputs are not available, the control processes are designed to ensure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.  These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by specialists with relevant expertise who are independent from the trading desks or personnel who were involved in the design and selection of model inputs.  Additionally, groups that are independent from the trading desk, or personnel involved in the design and selection of model inputs participate in the review and validation of the fair values generated from the valuation model.  The FHLBNY maintains an ongoing review of its valuation models and has a formal model validation policy in addition to procedures for the approval and control of data inputs.  The FHLBNY has concluded that valuation models are performing to industry standards and its valuation capabilities remain robust and dependable.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at December 31, 2013 and 2012, by level within the fair value hierarchy.  The FHLBNY measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands)

	December 31, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,552,134	$—	$1,552,134	$—	$—
Equity and bond funds	10,407	10,407	—	—	—
Advances (to the extent FVO is elected)	19,205,399	—	19,205,399	—	—
Derivative assets(a)
Interest-rate derivatives	43,299	—	634,391	—	(591,092)
Mortgage delivery commitments	3	—	3	—	—

Total recurring fair value measurement - assets	$20,811,242	$10,407	$21,391,927	$—	$(591,092)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,260,635)	$—	$(4,260,635)	$—	$—
Bonds (to the extent FVO is elected) (b)	(22,868,401)	—	(22,868,401)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(349,118)	—	(2,435,827)	—	2,086,709
Mortgage delivery commitments	(32)	—	(32)	—	—

Total recurring fair value measurement - liabilities	$(27,478,186)	$—	$(29,564,895)	$—	$2,086,709

	December 31, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$2,299,141	$—	$2,299,141	$—	$—
Equity and bond funds	9,633	9,633	—	—	—
Advances (to the extent FVO is elected)	500,502	—	500,502	—	—
Derivative assets(a)
Interest-rate derivatives	41,885	—	966,523	—	(924,638)
Mortgage delivery commitments	9	—	9	—	—

Total recurring fair value measurement - assets	$2,851,170	$9,633	$3,766,175	$—	$(924,638)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(1,948,987)	$—	$(1,948,987)	$—	$—
Bonds (to the extent FVO is elected) (b)	(12,740,883)	—	(12,740,883)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(426,747)	—	(3,890,254)	—	3,463,507
Mortgage delivery commitments	(41)	—	(41)	—	—

Total recurring fair value measurement - liabilities	$(15,116,658)	$—	$(18,580,165)	$—	$3,463,507

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

(b)         Level 3 Instruments — The fair values of one private-label MBS determined OTTI at December 31, 2012 was written down to its fair value.  This security and all private-label MBS were priced based on pricing services.  In management’s view, valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity for non-Agency PLMBS, so that the inputs may not be market based and observable.

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

The FHLBNY has elected the FVO for certain advances and certain consolidated obligations that either do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.  Additionally, beginning in 2012, advances have been considered by the FHLBNY for FVO if analysis indicates that changes in the fair values of the advance would be an offset to fair value volatility of debt elected under the FVO.

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary for the years ended December 31, 2013, 2012 and 2011.  Advances elected under the FVO were short-term in nature, with tenors that were generally less than 24 months. As with all advances, the loans were fully collateralized through their terms to maturity.   Consolidated obligation debt elected under the FVO are highly-rated instruments and changes in fair values were generally related to changes in interest rates, and changes in investor preference, including investor asset allocation strategies.  The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the past 24 months or less, and no adverse changes have been observed in their credit characteristics.

The following table summarizes the activity related to financial instruments for which the Bank elected the fair value option (in thousands):

	Year ended December 31, 2013
	Advances (a)	Consolidated Bonds	Consolidated Discount Notes

Balance, beginning of the period	$500,502	$(12,740,883)	$(1,948,987)
New transactions elected for fair value option	20,700,000	(29,460,000)	(4,258,896)
Maturities and terminations	(2,000,000)	19,328,000	1,945,744
Net (losses) gains on financial instruments held under fair value option	(1,170)	5,492	248
Change in accrued interest/unaccreted balance	6,067	(1,010)	1,256

Balance, end of the period	$19,205,399	$(22,868,401)	$(4,260,635)

	Year ended December 31, 2012
	Advances (a)	Consolidated Bonds	Consolidated Discount Notes

Balance, beginning of the period	$—	$(12,542,603)	$(4,920,855)
New transactions elected for fair value option	500,000	(18,793,000)	(2,145,618)
Maturities and terminations	—	18,595,000	5,117,046
Net gains (losses) on financial instruments held under fair value option	388	(133)	—
Change in accrued interest/unaccreted balance	114	(147)	440

Balance, end of the period	$500,502	$(12,740,883)	$(1,948,987)

	Year ended December 31, 2011
	Consolidated Bonds	Consolidated Discount Notes

Balance, beginning of the period	$(14,281,463)	$(956,338)
New transactions elected for fair value option	(26,395,000)	(4,917,172)
Maturities and terminations	28,141,000	953,202
Net losses on financial instruments held under fair value option	(10,376)	(118)
Change in accrued interest/unaccreted balance	3,236	(429)

Balance, end of the period	$(12,542,603)	$(4,920,855)

(a)	No Advances were designated under the FVO at December 31, 2011.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2013
	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances (a)	$34,712	$(1,170)	$33,542

	December 31, 2012
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances (a)	$114	$388	$502

(a)	No Advances were designated under the FVO at December 31, 2011.

	December 31, 2013
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(27,866)	$5,492	$(22,374)
Consolidated obligations-discount notes	(3,006)	248	(2,758)

	$(30,872)	$5,740	$(25,132)

	December 31, 2012
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(31,883)	$(133)	$(32,016)
Consolidated obligations-discount notes	(3,453)	—	(3,453)

	$(35,336)	$(133)	$(35,469)

	December 31, 2011
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(37,522)	$(10,376)	$(47,898)
Consolidated obligations-discount notes	(4,308)	(118)	(4,426)

	$(41,830)	$(10,494)	$(52,324)

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2013
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$19,200,000	$19,205,399	$5,399

Consolidated obligations-bonds (b)	$22,860,000	$22,868,401	$8,401
Consolidated obligations-discount notes (c)	4,258,896	4,260,635	1,739
	$27,118,896	$27,129,036	$10,140

	December 31, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$500,000	$500,502	$502

Consolidated obligations-bonds (b)	$12,728,000	$12,740,883	$12,883
Consolidated obligations-discount notes (c)	1,945,744	1,948,987	3,243
	$14,673,744	$14,689,870	$16,126

	December 31, 2011
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Consolidated obligations-bonds (b)	$12,530,000	$12,542,603	$12,603
Consolidated obligations-discount notes (c)	4,917,172	4,920,855	3,683
	$17,447,172	$17,463,458	$16,286

(a)

Advance — Beginning in the fourth quarter of 2012, the FHLBNY has elected the FVO for certain short- and intermediate term floating-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

(b)

Fair values of fixed-rate bonds were in unrealized loss positions primarily due to decline in the observed market yields for similar instruments at the measurement dates.  The Bank has continued to elect the FVO for short-term callable bonds because management was not able to assert with confidence that the debt would qualify for hedge accounting, as such short-term debt, specifically with call options may not remain highly effective hedges through the maturity of the bonds.

(c)	Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would remain highly effective through their terms to maturities.

Note 17.                 Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were $0.8 trillion and $0.7 trillion at December 31, 2013 and 2012.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were approximately $8.5 billion and $6.6 billion as of December 31, 2013 and 2012, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of December 31, 2013 and 2012.

MPF Program — Under the MPF program, the Bank was unconditionally obligated to purchase $7.6 million and $25.2 million of mortgage loans at December 31, 2013 and December 31, 2012.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements with its members in the MPF program to purchase mortgage loans in aggregate of $1.2 billion and $0.9 billion as of December 31, 2013 and 2012.

Federal Home Loan Bank of New York

Notes to Financial Statements

Future benefit payments — Pension stabilization in a bill passed in 2012, known as Moving Ahead for Progress in the 21st Century Act (“MAP-21”) allows companies to set their pension plan contributions using a rate based on high-quality bond yields averaged over 25 years.  Before MAP-21, the rule was two years using current rates.  Allowing plan sponsors to use the higher of the two averages under MAP-21 resulted in a lower pension liability, and lower minimum required contributions for plan years 2013 and 2012.  MAP-21 is not a permanent relief as lower contributions are likely to mean higher contributions in the future.  Over time, the pension funding stabilization will result in higher contributions starting in 2014 as projected rates under the MAP-21 relief continue to decrease.

Pentegra Retirement Services, which operates the Defined Benefit Plan, a multiemployer pension plan has advised the FHLBNY that it projects the minimum required contribution for the FHLBNY will be $7.8 million for the plan year beginning July 1, 2014 and ending June 30, 2015.   The projection is based on a number of assumptions, principally that the FHLBNY’s plan provisions will remain substantially unchanged, there will be no significant increase in underlying real interest rates and MAP-21 interest rates will decline next year by approximately 60 basis points.   As with all projections, actual minimum required contributions in future periods might differ from those projected at this time.

Derivative contracts — The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $1.5 billion and $2.5 billion in cash with derivative counterparties as pledged collateral at December 31, 2013 and December 31, 2012, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15. Derivatives and Hedging Activities.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $3.0 million, $3.2 million, and $3.3 million for each of the years ended December 31, 2013, 2012, and 2011.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at an annual cost of $0.9 million. Components of the agreement are generally renewable after 24 months.

The following table summarizes contractual obligations and contingencies as of December 31, 2013 (in thousands):

	December 31, 2013
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$47,718,425	$12,405,760	$4,854,730	$7,907,210	$72,886,125
Long-term debt obligations-interest payments (a)	169,000	135,436	84,570	184,647	573,653
Mandatorily redeemable capital stock (a)	4,081	5,174	12,028	2,711	23,994
Premises (lease obligations) (b)	3,197	6,394	3,135	—	12,726
Other liabilities (c)	107,801	5,551	5,169	45,357	163,878

Total contractual obligations	48,002,504	12,558,315	4,959,632	8,139,925	73,660,376
Other commitments
Standby letters of credit	8,448,689	61,618	18,684	3,861	8,532,852
Consolidated obligations-bonds/discount notes traded not settled	1,260,300	—	—	—	1,260,300
Commitments to fund pension (d)	7,827	15,654	—	—	23,481
Open delivery commitments (MPF)	7,563	—	—	—	7,563
Total other commitments	9,724,379	77,272	18,684	3,861	9,824,196
Total obligations and commitments	$57,726,883	$12,635,587	$4,978,316	$8,143,786	$83,484,572

(a)         Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on the outstanding long-term debt at December 31, 2013 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.   At December 31, 2013, the FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.79%.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

(b)         Immaterial amount of commitments for equipment leases are not included.

(c)          Includes accounts payable and accrued expenses, Pass-through reserves at the FRB on behalf of certain members of the FHLBNY recorded in Other liabilities.  Also includes projected payment obligations for the Postretirement Health Benefit Plan and Benefit Equalization Plan.  For more information about these employee retirement plans, see Note 14.  Employee Retirement Plans.

(d)         Qualified Pension Liability — The DB Plan is on a fiscal year ending June 30, and the liability represents expected cash payments to fund the DB Plan for the 3-fiscal years beginning July 1, 2014.

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

Debt Assumptions and Transfers

Debt assumptions — The Bank did not assume debt from another FHLBank in 2013 and 2012.

Debt transfers — In 2013, the bank transferred $25.0 million to another FHLBank at negotiated market rates that exceeded book cost by $3.9 million, which amount was charged to earnings in that period.  There were no debt transfers to another FHLBank in 2012.  When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Transactions are at market rates.  The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans at December 31, 2013 was $34.7 million from inception of the program through mid-2004.  At December 31, 2012, the comparable number was $47.5 million.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  Fees paid to the FHLBank of Chicago were $1.0 million, $0.8 million and $0.6 million in each of the years ended December 31, 2013, 2012 and 2011.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Federal Home Loan Bank of New York

Notes to Financial Statements

Intermediation

Notional amounts of $130.0 million and $265.0 million of interest rate swaps outstanding at December 31, 2013 and 2012 represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at December 31, 2013 and 2012 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In 2013, the FHLBNY extended overnight loans for a total of $8.8 billion to another FHLBank.  In 2012 and 2011, the FHLBNY extended overnight loans for a total of $1.3 billion and $1.4 billion.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the year ended 2013, there was no borrowing from other FHLBanks.  In the year ended 2012, FHLBNY borrowed one overnight loan for a total of $50.0 million from an FHLBank.  There was no borrowing from other FHLBanks in 2011.

The following tables summarize outstanding balances with related parties at December 31, 2013 and December 31, 2012, and transactions for each of the years ended December 31, 2013, 2012 and 2011 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2013		December 31, 2012
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$15,309,998	$—	$7,553,188
Federal funds sold	—	5,986,000	—	4,091,000
Available-for-sale securities	—	1,562,541	—	2,308,774
Held-to-maturity securities	—	12,535,928	—	11,058,764
Advances	90,765,017	—	75,888,001	—
Mortgage loans (a)	—	1,927,623	—	1,842,816
Accrued interest receivable	142,600	30,973	150,907	28,137
Premises, software, and equipment	—	11,808	—	11,576
Derivative assets (b)	—	43,302	—	41,894
Other assets (c)	387	16,728	150	13,593

Total assets	$90,908,004	$37,424,901	$76,039,058	$26,949,742

Liabilities and capital
Deposits	$1,929,340	$—	$2,054,511	$—
Consolidated obligations	—	119,145,782	—	94,564,268
Mandatorily redeemable capital stock	23,994	—	23,143	—
Accrued interest payable	29	112,018	25	127,639
Affordable Housing Program (d)	123,060	—	134,942	—
Derivative liabilities (b)	—	349,150	—	426,788
Other liabilities (e)	76,284	87,594	85,079	80,576

Total liabilities	2,152,707	119,694,544	2,297,700	95,199,271

Total capital	6,485,654	—	5,491,829	—

Total liabilities and capital	$8,638,361	$119,694,544	$7,789,529	$95,199,271

(a)	Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.
(b)

Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were at market terms and in the ordinary course of the FHLBNY’s business  — At December 31, 2013, notional amounts outstanding were $4.4 billion; the net fair value after posting $82.5 million cash collateral was a net derivative liability of $22.9 million.  At December 31, 2012, notional amounts outstanding were $3.5 billion; the net fair value after posting $124.7 million cash collateral was a net derivative liability of $25.2 million.  Citibank, N.A., became a member in the second quarter of 2011.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expense of $39.1 million, $21.5 million and $12.6 million in 2013, 2012 and 2011.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)	Includes insignificant amounts of miscellaneous assets that are considered related party.
(d)	Represents funds not yet disbursed to eligible programs.
(e)	Related column includes member pass-through reserves at the Federal Reserve Bank.

Federal Home Loan Bank of New York

Notes to Financial Statements

Related Party:  Income and Expense transactions

	Years ended December 31,
	2013		2012		2011
	Related	Unrelated	Related	Unrelated	Related	Unrelated
Interest income
Advances	$444,553	$—	$524,233	$—	$570,966	$—
Interest-bearing deposits (a)	—	2,041	—	3,649	—	2,834
Securities purchased under agreements to resell	—	32	—	86	—	—
Federal funds sold	—	12,235	—	15,218	—	6,746
Available-for-sale securities	—	16,545	—	23,626	—	30,248
Held-to-maturity securities	—	243,934	—	270,835	—	279,602
Mortgage loans held-for-portfolio (b)	—	68,329	—	65,892	—	62,942
Loans to other FHLBanks	26	—	5	—	4	—

Total interest income	$444,579	$343,116	$524,238	$379,306	$570,970	$382,372

Interest expense
Consolidated obligations	$—	$364,663	$—	$434,048	$—	$440,870
Deposits	592	—	757	—	1,243	—
Mandatorily redeemable capital stock	975	—	1,839	—	2,384	—
Cash collateral held and other borrowings	—	5	—	32	—	82

Total interest expense	$1,567	$364,668	$2,596	$434,080	$3,627	$440,952

Service fees and other	$9,289	$817	$8,163	$1,598	$5,677	$232

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

The top ten advance holders at December 31, 2013, 2012 and 2011 and associated interest income for the years then ended are summarized as follows (dollars in thousands):

	December 31, 2013
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Citibank, N.A.	New York	NY	$22,200,000	25.02%	$65,361
Metropolitan Life Insurance Company	New York	NY	12,770,000	14.39	243,181
New York Community Bank*	Westbury	NY	10,143,131	11.43	243,865
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	6.79	289,573
First Niagara Bank, National Association	Buffalo	NY	4,304,000	4.85	14,079
Investors Bank	Short Hills	NJ	3,117,495	3.51	59,551
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,454,000	2.77	50,654
Signature Bank	New York	NY	2,305,313	2.60	7,390
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.51	46,591
Valley National Bank	Wayne	NJ	2,049,500	2.31	81,243
Total			$67,593,439	76.18%	$1,101,488

* At December 31, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

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

Pending merger of FHLBNY member banks — Hudson City Savings Bank and Manufacturers and Traders Trust Company — On August 27, 2012, Hudson City Bancorp, Inc. announced that they had entered into an Agreement and Plan of Merger (“Merger Agreement”) with M&T Bank Corporation and Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation.  The Merger Agreement provided that, among other items, FHLBNY member Hudson City Savings Bank (“Hudson City”), a wholly owned subsidiary of Hudson City Bancorp, Inc., will merge with FHLBNY member Manufacturers and Traders Trust Company (“M&T Bank”), a wholly owned subsidiary of M&T Bank Corporation, with M&T Bank continuing as the surviving bank.  The Merger Agreement was subject to, among other items, shareholder and regulatory approvals.  At the time the deal was announced, the parties also indicated their intention to pay off FHLBNY advances upon the closing of the merger transaction.

In April 2013, the parties to the merger anticipated needing additional time and extended the projected merger completion date from August 27, 2013 to January 31, 2014.  In December 2013, the parties to the merger announced a new deadline date of December 31, 2014 for completing the merger.

We do not expect the merger to have a significant adverse impact on our financial position, cash flows or earnings.  Assuming the advances are early terminated by Hudson City upon completion of the merger, an action they indicated in a public statement made in 2012, we expect to receive prepayment fees that will make us economically whole.  However, prepayments may cause a decline in our book of business if the terminated advances are not replaced by new borrowings by other members.  A lower volume of advances could result in lower net interest income and impact earnings in future periods.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2014 and December 31, 2013 (shares in thousands):

		Number	Percent
	February 28, 2014	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	12,952	23.72%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,952	12.73
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	5,329	9.76
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,471	6.36

		28,704	52.57%

		Number	Percent
	December 31, 2013	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	13,852	24.76%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,997	12.50
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	5,179	9.26
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,471	6.20

		29,499	52.72%

* At February 28, 2014 and December 31, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

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

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a)         Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, Alfred A. DelliBovi, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2013.  Based on this evaluation, they concluded that as of December 31, 2013, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

2013 and 2014 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that an FHLBank’s board of directors is to comprise thirteen directors, or such other number as the Director of the Federal Housing Finance Agency determines appropriate.  For 2013, the FHFA Director designated seventeen directorships for us, ten of which were Member Directorships and seven of which were Independent Directorships.  For 2014, the FHFA Director designated nineteen directorships for us, eleven of which were Member Directorships and eight of which were Independent Directorships.

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

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2013 through the date of this annual report on Form 10-K.  Footnotes are used to specifically identify (a) those directors who served on the Board in full or in part in 2013 and who were also elected to serve by our members for a new term on the Board commencing on January 1, 2014; (b) those Directors who did not serve on the Board in 2013 but who were elected by our members to serve for a new term on the Board commencing on January 1, 2014; (c) those Directors who resigned from the Board before the end of their term; (d) those Directors who were elected by the Board to fill vacancies resulting from the resignation of other Directors; (e) a Director whose term expired at the end of 2013 and who was unable due to term limits to run for another term; and (f) a change in the Vice Chair of the Board.

Following the table is biographical information for each director.

No director has any family relationship with any of our other directors or executive officers of us. In addition, no director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Director Name	Age as of 3/21/2014	Bank Director Since	Start of Current Term	Expiration of Current Term	Represents Bank Members in	Director Type
Michael M. Horn (Chair) (a)	74	4/2007	1/1/14	12/31/17	Districtwide	Independent
Joseph R. Ficalora (Vice Chair from 10/1/13) (b)	67	1/2005	1/1/11	12/31/14	NY	Member
José Ramon González (Vice Chair through 9/30/13) (c)	59	1/2004	1/1/10	12/31/13	PR & USVI	Member
John R. Buran	64	12/2010	1/1/12	12/31/15	NY	Member
Kevin Cummings (d)	59	1/2014	1/17/14	12/31/14	NJ	Member
Anne Evans Estabrook	69	1/2004	1/1/11	12/31/14	Districtwide	Independent
Jay M. Ford	64	6/2008	1/1/13	12/31/16	NJ	Member
James W. Fulmer (e)	62	1/2007	1/1/14	12/31/17	NY	Member
Ronald E. Hermance, Jr. (f)	66	1/2005	1/1/11	12/31/14	NJ	Member
Thomas L. Hoy	65	1/2012	1/1/12	12/31/15	NY	Member
Gerald H. Lipkin (g)	73	1/2014	1/1/14	12/31/17	NJ	Member
Katherine J. Liseno (h)	69	1/2004	1/1/10	12/31/13	NJ	Member
Kevin J. Lynch	67	1/2005	1/1/11	12/31/14	NJ	Member
Joseph J. Melone	82	4/2007	1/1/12	12/31/15	Districtwide	Independent
Richard S. Mroz	52	3/2002	1/1/11	12/31/14	Districtwide	Independent
Vincent F. Palagiano	73	1/2012	1/1/13	12/31/16	NY	Member
C. Cathleen Raffaeli	57	4/2007	1/1/13	12/31/16	Districtwide	Independent
Monte N. Redman (g)	63	1/2014	1/1/14	12/31/16	NY	Member
Edwin C. Reed	60	4/2007	1/1/13	12/31/16	Districtwide	Independent
DeForest B. Soaries, Jr.	62	1/2009	1/1/12	12/31/15	Districtwide	Independent
Larry E. Thompson (g)	63	1/2014	1/1/14	12/31/17	Districtwide	Independent
Carlos J. Vázquez (i)	55	11/2013	1/1/14	12/31/17	PR & USVI	Member

(a)         Mr. Horn served on the Board as an Independent Director representing the interests of members throughout our membership district throughout 2013, and his term expired on December 31, 2013. On November 6, 2013, he was elected by our membership to serve as Independent Director for a new four year term commencing on January 1, 2014.

(b)         As a result of the resignation from the Board of Mr. González, the Board elected Mr. Ficalora to serve as the Board’s Vice Chair effective as of October 1, 2013 through and until December 31, 2014, the end of the term of the Vice Chairmanship,

(c)          Mr. González’ term as a Member Director representing the interests of Puerto Rico and U.S. Virgin Islands members was scheduled to expire on December 31, 2013.  He resigned from the Board, and from his Vice Chair position, effective September 30, 2013.

(d)         Mr. Cummings was elected by the Board, effective January 17, 2014, to fill the vacancy resulting from the resignation of Mr. Hermance.  In this capacity, he will serve as a Member Director representing the interests of New Jersey members through and including December 31, 2014, the end of Mr. Hermance’s designated term.

(e)          Mr. Fulmer served on the Board as a Member Director representing the interests of New York members throughout 2013, and his term expired on December 31, 2013. On November 6, 2013, Mr. Fulmer was elected by our New York membership to serve as a Member Director representing the interests of New York members for a new four year term commencing on January 1, 2014.

(f)            Mr. Hermance’s term as a Member Director representing the interests of New Jersey members was scheduled to expire on December 31, 2014.  He resigned from the Board effective January 10, 2014.

(g)         The terms of New Jersey Member Director Lipkin, New York Member Director Redman, and Independent Director Thompson , who were elected on November 6, 2013, by, respectively, the Bank’s New Jersey, New York, and districtwide members, all commenced on January 1, 2014.  Mr. Lipkin and Mr. Thompson will each serve for a term of four years; Mr. Redman will serve for a term of three years.

(h)         Ms. Liseno’s term as a Member Director representing the interests of New Jersey members ended on December 31, 2013.  Due to statutory term limits, she was unable to run for another term.

(i)            Mr. Vázquez was elected by the Board to fill the vacancy resulting from the resignation of Director González.  In this capacity, he served as a Member Director representing the interests of Puerto Rico and U.S. Virgin Islands members from November 21, 2013 through and including December 31, 2013, the end of Mr. González’ designated term.  Separately, Mr. Vázquez was elected by our Puerto Rico and U.S. Virgin Islands membership on November 6, 2013 to serve as a Member Director representing the interests of Puerto Rico and U.S. Virgin Islands members for a new four year term commencing on January 1, 2014.

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

Mr. Ficalora (Vice Chair from October 1, 2013 to present) has been the President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. (“NYCB”) since its inception on July 20, 1993.  He has also been the President and Chief Executive Officer and a Director of NYCB primary subsidiaries, New York Community Bank (“New York Community”) and New York Commercial Bank (“New York Commercial”), both of which are our members, since January 1, 1994 and December 30, 2005, respectively.  On January 1, 2007, he was appointed Chairman of New York Community Bancorp, Inc., New York Community and New York Commercial (a position he previously held at New York Community Bancorp, Inc. from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001); he served as Chairman of these three entities until December 2010.  Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora has held increasingly responsible positions, crossing all lines of operations.  Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary.  A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations.  In addition to previously serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association and Chairman of its Metropolitan Area Division.  Additionally, he is a member of the Government Relations Administrative Committee of the American Bankers Association as well as a former member of their Board of Directors.  He also serves on the Board of Directors of RSI Retirement Trust, Pentegra Services, Inc., and of Peter B. Cannell and Co., Inc., an investment advisory firm that became a subsidiary of New York Community in 2004.  In addition, Mr. Ficalora is on the PSI Board of Pentegra Retirement Services, Inc.  Mr. Ficalora served as a member of the Board of Directors of the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington, D.C., and also served as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York.  Mr. Ficalora has also previously served as a director of Computhrift Corporation, Chairman and board member of the New York Savings Bank Life Insurance Fund, President and Director of the MSB Fund and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc.  With respect to community activities, Mr. Ficalora has been a member of the Board of Directors of the Queens Chamber of Commerce since 1990 and a member of its Executive Committee since April 1992.  In addition, Mr. Ficalora is President of the Queens Library Foundation and is currently the Chairman of the Administrative Committee of the Queens Borough Public Library, having served as its President.  He serves on the Boards of Directors of the New York Hall of Science, New York Hospital-Queens, Flushing Cemetery, the Board of Trustees of the Museum of the Moving Image and on the Advisory Council of the Queens Museum of Art.

Mr. González was Vice Chair of the Board through and until September 30, 2013.  More information regarding Mr. González can be found in the officer biography Section in this Item 10.

Mr. Buran is Director, President and Chief Executive Officer of Flushing Financial Corporation the holding company for Bank member Flushing Bank.  He joined the company and the bank in 2001 as Chief Operating Officer and he became a Director of these entities in 2003.  In 2005, he was named President and Chief Executive Officer of Flushing Savings Bank (now Flushing Bank) and Flushing Financial Corporation.  Mr. Buran’s career spans more than 35 years in the banking industry, beginning with Citibank in 1977.  There, he held a variety of management positions including Business Manager of their retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of their Investment Sales Division.  Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut.  He also spent time as a consultant and Assistant to the President of Carver Bank.  Mr. Buran has devoted his time to a variety of charitable and not-for-profit organizations.  He has been a Board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts,  EAS, Long Island University, the Long Island Philharmonic and Channel 21.  He was the fundraising Chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award.  His work in the community has been recognized by Family and Children’s Association, and the Gurwin Jewish Geriatric Center.  He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award.  Mr. Buran was honored with St. Joseph’s College’s Distinguished Service Award in 1998 and 2004.  Mr. Buran also serves on the Advisory Board and is a former Board President of Neighborhood Housing Services of New York City.  He is a Board member of The Korean American Youth Foundation.  He is past Chairman and current Board member of the New York Bankers Association.  Mr. Buran also serves on the Board of the Long Island Conservatory.  In 2011, he was appointed to the Community Depository Institutions Advisory Council of The Federal Reserve Bank of New York.  Mr. Buran was appointed to the Nassau County Interim Finance Authority by Governor Andrew Cuomo in 2012.  He holds a B.S. in Management and an M.B.A., both from New York University.

Mr. Cummings was appointed President and Chief Executive Officer of Bank member Investors Bank and holding company Investors Bancorp effective January 1, 2008 and was also appointed to serve on the Board of Directors of Investors Bank at that time. He previously served as Executive Vice President and Chief Operating Officer of Investors Bank since July 2003. Prior to joining Investors Bank, Mr. Cummings had a 26-year career with the independent accounting firm of KPMG LLP, where he had been partner for 14 years. Immediately prior to joining Investors Bank, he was an audit partner in KPMG’s Financial Services practice in their New York City office and lead partner on a major commercial banking client. Mr. Cummings also worked in the New Jersey community bank practice for over 20 years. Mr. Cummings has a Bachelor’s degree in Economics from Middlebury College and a Master’s degree in Business Administration from Rutgers University. Mr. Cummings has served as a Commissioner on the Summit Board of Recreation. He is a member of the Audit and Finance Committee at St. Peter’s Prep, a Jesuit high school in Jersey City, former Chairman of the Board and current Trustee of the Summit Speech School, a Trustee of The Scholarship Fund for Inner-City Children, a Trustee of the Liberty Science Center, and the former

Chairman of the Board and member of the Executive Committee of the New Jersey Bankers Association. He is also a board member of both the Independent College Fund of New Jersey and the All Stars Project of New Jersey. Most recently, he agreed to serve as a member of the Development Leadership Council of Morris Habitat for Humanity. Mr. Cummings is a certified public accountant.  His election by the Board in January of 2014 to fill the remainder of Director Hermance’s term as a New Jersey Member Director was based on, among other factors, the nature of his experience in the financial industry and knowledge of Mr. Cummings by various members of the Board.

Ms. Estabrook has been chief executive of Elberon Development Co. in Cranford, New Jersey since 1984.  It, together with its affiliated companies, owns and manages approximately two million square feet of rental property.  Most of the property is industrial with the remainder serving commercial and retail tenants.  Elberon Development Co. also engages in redevelopment projects.  She previously served as a director on the board of New Brunswick Savings Bank.  Since 2005, Ms. Estabrook has also served as a Director of New Jersey American Water Company, Inc. Ms. Estabrook is a past chairman of the New Jersey Chamber of Commerce, served on its executive committee, and chaired its nominating committee.  She is the only woman to serve in that capacity in the Chamber’s 90 years of existence.  She also served as a member of the Lay Board of Trustees of the Delbarton School in Morristown for 15 years including five years as chair.  Until December 2012, Ms. Estabrook was a member and Secretary of the Board of Trustees of Catholic Charities, served on its Executive Committee and its Audit Committee, and chaired its Finance Committee and Building and Facilities Committees.  She is presently on the Board of Overseers of the Weill Cornell Medical School, is a Trustee of Barnabas Healthcare Corp. and is also on the Board of Trustees at Monmouth Medical Center, where she serves on its Executive Committee and Chairs its Children’s Hospital Committee.  Ms. Estabrook serves on the Board of Trustees of the New Jersey Performing Arts Center (NJPAC).  In September 2011, she became a member of the board of managers of the Theatre Square Development Company LLC in Newark, N.J., a proposed housing and retail project which will include retail space and affordable housing units.  She was recently named as a Director of Y Houses, Inc., an affiliate of the Gateway Family YMCA.  Ms. Estabrook’s experience in, among other areas, representing community interests in housing, and in project development, as indicated by her background described above, support her qualifications to serve on our Board as a public interest director and Independent Director.

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

Mr. Fulmer has been a director of FHLBNY member The Bank of Castile since 1988, the chairman since 1992, chief executive officer since 1996, and president since 2002.  Mr. Fulmer is also vice chairman of Tompkins Financial Corporation (“Tompkins Financial”), the parent company of The Bank of Castile, since 2007, and has served as a director of Tompkins Financial since 2000.  Since 2001, he has served as chairman of the board of Tompkins Insurance Agencies, Inc., a subsidiary of Tompkins Financial.  He also served as chairman of AM&M Financial Services, Inc. a subsidiary of Tompkins Financial, from 2006 until its merger with Tompkins Financial Advisors, also a subsidiary of Tompkins Financial, in January 2011.  Mr. Fulmer currently serves as a director of Tompkins Financial Advisors.  In addition, since 1999, Mr. Fulmer has served as a member of the board of directors of bank member, Mahopac National Bank, a subsidiary of Tompkins Financial.  Since 2012, he has served as a member of the board of directors for VIST Bank, a subsidiary of Tompkins Financial.  He is an active community leader, serving as a member of the board of directors of the Erie & Niagara Insurance Association, Buffalo, NY, Cherry Valley Insurance Company, Buffalo, NY, and United Memorial Medical Center in Batavia, NY.  Mr. Fulmer is also a member of the board of directors and treasurer of WXXI Public Broadcasting Council in Rochester, NY.  He is a member of the Federal Reserve Bank of New York Community Depository Advisory Council.  He is a former member of the board of directors of Monroe Title Corporation and the Catholic Health System of Western New York. He is also former president of the Independent Bankers Association of New York State and former member of the board of directors of the New York Bankers Association.

Mr. Hermance, Chairman and Chief Executive Officer of Bank member Hudson City Savings Bank, Paramus, New Jersey, has over 20 years of service with that institution.  He joined Hudson City as Senior Executive Vice President and Chief Operating Officer and was also named to the Board of Directors.  In 1997, he was promoted to President, and he served in that position through December 14, 2010.  On January 1, 2002, he also became Chief Executive Officer.  On January 1, 2005, Mr. Hermance assumed the title of Chairman in addition to his other titles.  Mr. Hermance is also currently Chairman and Chief Executive Officer of Hudson City Bancorp, the parent company, which trades on the NASDAQ.  Mr. Hermance serves as a member of the Board of Trustees of St. John Fisher College.  Mr. Hermance resigned from the Board in January of 2014.

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

Mr. Lipkin is the Chairman, President and Chief Executive Officer of Bank member Valley National Bank as well as holding company Valley National Bancorp.  He joined Valley in 1975 as a Senior Vice President and was elected a Director in 1986.  He was promoted to Executive Vice President in 1987 and elected Chairman and Chief Executive Officer in 1989.  The title of President was added in 1996.  In 2013, he was elected as a Class A director to the Federal Reserve Bank of New York.  Mr. Lipkin’s career in the banking industry spans 50 years.  He began his career in banking with the Comptroller of the Currency in New York/New Jersey in 1963 and was appointed Deputy Regional Administrator in 1970.  Beyond his business accomplishments, Mr. Lipkin’s philanthropic contributions are widely acknowledged.  He helped raise funds for basic cancer research at the Lautenberg Center for Tumor Immunology in Jerusalem for over 15 years and was honored for his contributions in 1988 with the prestigious “Torch of Learning Award.”  Mr. Lipkin served as a Board Trustee at Beth Israel Hospital in Passaic for over 25 years.  He has been honored to receive the Corporate Achievement Award from B’nai Brith International, the Community Service Award from NJ Citizens Action, the Emily Bissell Honor Award from the American Lung Association, the Corporate Recognition Award from the Metro Chapter of the American Red Cross, the Corporate Award from the Sunrise House Foundation and the Community Achievement Award from the Urban League of Bergen County.  Mr. Lipkin received the Corporate Excellence Award from The University of Medicine & Dentistry for his contributions to Musical Moments for MS.  He has been honored by the American Heart Association and has served as a member of the Foundation Board at William Paterson University which earned him the “Legacy Award” in 1994.  Mr. Lipkin has been a staunch supporter of Rutgers through the years as well.  He is past Chairman of the Rutgers Business School Board of Advisors, a member of the Dean’s Advisory Council, and a member of the University’s Board of Overseers.  Rutgers recognized Mr. Lipkin’s contributions with the distinguished Alumni Award from the Newark College of Arts and Sciences in 2001 and in 2006 he was elected to the Rutgers University Hall of Distinguished Alumni.  Mr. Lipkin earned a B.A. in Economics from Rutgers University and an M.B.A. in Banking & Finance from New York University.  He is a graduate of the Stonier Graduate School of Banking as well.

Ms. Liseno was President and Chief Executive Officer of Bank member Metuchen Savings Bank since 1979, having begun her career with the bank in 1962.  She served on the New Jersey Bankers Association’s Government Relations Committee.  Ms. Liseno was also a trustee of the Jersey Bankers Political Action Committee (JEBPAC) of the New Jersey Bankers Association.  Ms. Liseno was a member of the Legislative and Regulatory Affairs Committee of the New Jersey League of Community Bankers (“New Jersey League”), the predecessor of the New Jersey Bankers Association; she also served on the New Jersey League’s Executive Committee and was the Chairman of the Board of Governors.  Ms. Liseno also served on the Board of Bankers Cooperative Group, Inc.  She was also past president of the Central Jersey Savings League.  Ms. Liseno’s term as a Member Director expired on December 31, 2013.

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

Mr. Melone has been chairman emeritus of The Equitable Companies, Incorporated since April 1998.  Prior to that, he was President and Chief Executive Officer of The Equitable Companies from 1996 until his retirement in April 1998 and, from 1990 until his retirement in April 1998, he was Chairman and Chief Executive Officer of its principal insurance subsidiary, The Equitable Life Assurance Society of the United States (“Equitable Life”).  Prior to joining Equitable Life in 1990, Mr. Melone was president of The Prudential Insurance Company of America.  He is a former Huebner Foundation fellow, and previously served as an associate professor of insurance at The Wharton School of the University of Pennsylvania and as a research director at The American College.  Mr. Melone is a Chartered Life Underwriter, Chartered Financial Consultant and Chartered Property and Casualty Underwriter.  He currently serves on the boards of Newark Museum, Newark, New Jersey and St. Barnabas Medical Center, Livingston, New Jersey.  Until August of 2007, Mr. Melone served on the board of directors of BISYS; until December of 2007, he served on the board of directors of Foster Wheeler; and, until May of 2010, he served as chairman of the board of Horace-Mann Educators, Inc.  Mr. Melone has held other leadership positions in a number of insurance industry associations, as well as numerous civic organizations.  He received his bachelor’s, master’s and doctoral degrees from the University of Pennsylvania.  Mr. Melone’s financial and other management experience, as indicated by his background described above, support his qualifications to serve on our Board as an Independent Director.

Mr. Mroz, of Haddonfield, New Jersey, is a government and public affairs consultant and lawyer.  On October 1, 2013, Mr. Mroz became Managing Director of Archer Public Affairs LLC, a governmental and external relations firm which is an affiliate of the law firm of Archer & Greiner.  Prior to this, he was, since January 1, 2010, the sole proprietor of a government and public affairs consulting business. Previously, from January 1, 2007 until December 2009, he served as President of Salmon Ventures, Ltd, a non-legal government, regulatory and public affairs consulting firm.  Mr. Mroz represents clients in New Jersey and nationally in connection with legislative, regulatory and business development affairs.  Mr. Mroz, as a governmental affairs agent, is an advocate for clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters.  In his law practice he concentrates on real estate, corporate and regulatory issues.  In this regard, Mr. Mroz became, as of March 1, 2011, Of Counsel to the law firm of Archer & Greiner.  From April 1, 2007 through the end of February 2011, he was Of Counsel to the law firm of Gruccio, Pepper, DeSanto & Ruth.  Mr. Mroz has a distinguished record of community and public service.  He is the former Chief Counsel to New Jersey Governor Christine Todd Whitman, serving in that position in 1999 and 2000.  Prior to that, he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team.  He served as County Counsel for Camden County, New Jersey, from 1991 to 1994.  In 2012, Mr. Mroz was appointed by New Jersey Governor Chris Christie to serve as commissioner on the Delaware River & Bay Authority, the bi-state agency which owns and operates the Delaware Memorial Bridge, Cape May-Lewes Ferry and several airports in the New Jersey — Delaware region.  Mr. Mroz also is active in community affairs, serving on the board of directors for the New Jersey Alliance for Action; he also is a board member and past chairman of the Volunteers for America, Delaware Valley.  Mr. Mroz currently serves as counsel to the New Jersey Conference of Mayors, and was former counsel to the Delaware River Bay Authority and to the Atlantic City Hotel and Lodging Association.  Mr. Mroz’s legal and regulatory experience, as indicated by his background described above, support his qualifications to serve on our Board as an Independent Director.

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

Mr. Redman has been President and Chief Executive Officer and a Director of FHLBNY member Astoria Federal Savings and Loan Association and the holding company for the Bank, Astoria Financial Corporation, since July 2011.  Mr. Redman joined Astoria Federal Savings in 1977 and during his tenure served in various accounting, investment and treasury positions.  He was appointed Senior Vice President and Chief Financial Officer in 1989, Executive Vice President in 1997 and President and Chief Operating Officer in 2007.  A Magna Cum Laude graduate of New York Institute of Technology with a degree in accounting, Mr. Redman provides leadership to several professional banking organizations.  In addition to previously serving as the President of the Nassau/Suffolk Chapter of the Financial Managers Society, he is a former instructor and chapter officer of the Institute of Financial Education and a prior member of both the Accounting and Tax Committee of the Community Bankers Association of New York State and the American Bankers Association’s Government Relations Council and its Administrative Committee.  Mr. Redman is currently a Director of the New York State Bankers Association.  He is also a Director and former Chairman of the Board of the national Tourette Syndrome Association which under his leadership has helped influence legislation, furthered education and supported cutting-edge research.  His work in the community has been recognized by such organizations as St. Francis College, the Variety Child Learning Center, the Queens Botanical Garden and the SCQ Family of Services.

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

Dr. Soaries has been the Senior Pastor of the First Baptist Church of Lincoln Gardens in Somerset, New Jersey since November 1990.  A pioneer of faith-based community development, Dr. Soaries has led First Baptist in the construction of a new $20 million church complex and the formation of many not-for-profit entities to serve the community surrounding the church.  Highlights of Dr. Soaries’ ministry include recruiting 379 families to become foster parents to 770 children; helping 236 children find adoptive parents; constructing 145 new homes for low and moderate income residents to own; redeveloping 150,000 square feet of commercial real estate; operating a “green jobs” training program; serving hundreds of youth in an after school center and homework club; forming a youth entrepreneurship program; organizing a community development credit union; implementing a strategy to help 1,000 families become debt-free; and creating a program designed to help homeowners recover homes lost through foreclosure.  He is the author of dfree™ Breaking Free from Financial Slavery.  Founded in 2005, his dfree™ campaign is the linchpin of a successful strategy to lead people, families, and organizations out of debt to attain financial independence.  Dr. Soaries and his dfree ™ strategy were the focus of the third installment of CNN’s Black in America documentary “Almighty Debt.”  From January 12, 1999 to January 15, 2002, Dr. Soaries served as New Jersey’s 30th Secretary of State.  In 2004 he also served as the first chairman of the United States Election Assistance Commission, having been appointed by the President and confirmed by the United States Senate.  Since February of 2011, he has served on the board of Independence Realty Trust.  Dr. Soaries’ project development experience, as indicated by his background described above, support his qualifications to serve on our Board as an Independent Director.

Mr. Thompson has been Managing Director and General Counsel of The Depository Trust and Clearing Corporation (DTCC) since 2005.  In this capacity, he is responsible for all legal and regulatory activities of DTCC and its subsidiaries and regularly interfaces with government and regulatory agencies on issues impacting the company.  Mr. Thompson serves as a member of the DTCC Executive Leadership Team as well as the DTCC Management Risk Committee, where he helps oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation.  Mr. Thompson also served as Chair of a DTCC Board subcommittee that is charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012.  Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of the DTC Internal Risk Management Committee.  Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in 1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004.  Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson.  Mr. Thompson began his legal career at Davis Polk & Wardwell.  Mr. Thompson currently sits on the Board of Directors of New York Portfolio Clearing (NYPC), a joint venture derivatives clearinghouse owned equally by NYSE Euronext and DTCC, and served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group.  His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals.  He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem.  Mr. Thompson has also testified before the U.S. Congress on issues related to the Dodd-Frank Act and financial reform.  Mr. Thompson’s legal and regulatory and risk management experience, as indicated by his background, supports his qualifications to serve on our Board as an Independent Director.

Mr. Vázquez has served since April 2004 as Senior Executive Vice President of Bank member Banco Popular de Puerto Rico, and has also served since September, 2010 as President of Banco Popular North America (also known as Popular Community Bank).  Further, he has served as a Director of both these institutions since October, 2010.  He has also served since March, 2013 as Chief Financial Officer and since February, 2010 (and formerly between March, 1997 and April, 2004) as Executive Vice President of Popular Inc., the holding company of these entities.  Mr. Vázquez joined Popular, Inc. as Executive Vice President in March 1997 to spearhead the establishment of Popular’s Risk Management Group.  From 2004 through 2010 he headed Banco Popular de Puerto Rico’s Consumer Lending Group, responsible for all retail credit products, including personal loans, credit cards, overdraft lines-of-credit, residential mortgage origination and servicing as well as the auto, marine and equipment financing business.  Before joining Popular, Inc., Mr. Vázquez spent fifteen years with JP Morgan & Co. Inc. in New York and London where he held various management positions.  During the two years prior to joining Popular, Inc., he was Senior Banker and Region Manager for JP Morgan’s business in Colombia, Venezuela, Central America and the Caribbean.  Mr. Vázquez is a member of the National Board of Directors of Operation Hope, as well as a member of the Advisory Council of the Dean of the School of Engineering of the Rensselaer Polytechnic Institute.  Mr. Vázquez also served as a member of the board of directors of the Puerto Rico Community Foundation, the largest community foundation in the Caribbean.  He holds a Bachelor of Science in Civil Engineering, with an economics minor, from the Rensselaer Polytechnic Institute, Troy, New York.  He also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts.  His election by the Board in November of 2013 to fill the remainder of Director González’s term as a Puerto Rico and U.S. Virgin Islands Member Director was based on, among other factors, the nature of his experience in the financial industry.  As Mr. Vázquez was also elected in November of 2013 by the Puerto Rico and U.S. Virgin Islands membership to serve as a Member Director for a new four year term commencing on January 1, 2014, due to such election process, as noted above in this Item 10, we do not know what particular factors our member institutions may have considered in nominating and voting for him.

Executive Officers

The following sets forth the executive officers of the FHLBNY who served during 2013 and as of the date of this annual report. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/21/14	3/21/2014	Bank Since	Member Since

Alfred A. DelliBovi	President & Chief Executive Officer	68	11/30/92	03/31/04
José R. González	Executive Vice President	59	10/15/13	10/15/13
Eric P. Amig	Senior Vice President & Director of Bank Relations	55	02/01/93	01/01/09
Edwin Artuz	Senior Vice President & Director of Human Resources	52	03/01/89	01/01/13
John F. Edelen	Senior Vice President & Chief Risk Officer	51	05/27/97	01/01/11
G. Robert Fusco *	Senior Vice President, CIO & Head of Enterprise Services	55	03/02/87	05/01/09
Adam Goldstein	Senior Vice President & Head of Sales & Business Development	40	07/14/97	03/20/08
Paul B. Héroux	Senior Vice President & Head of Member Services	55	02/27/84	03/31/04
Peter S. Leung	Senior Vice President & Head of Asset Liability Management	59	01/20/04	03/31/04
Kevin M. Neylan	Senior Vice President & Chief Financial Officer	56	04/30/01	03/31/04

* Left employment 1/8/93; rehired 5/10/93.

Alfred A. DelliBovi was elected President of the Federal Home Loan Bank of New York in November 1992.  As announced in a Current Report on Form 8-K filed on March 20, 2014, Mr. DelliBovi informed the Bank on March 20, 2014 of his decision to retire from the Bank effective as of the close of Bank business on April 1, 2014.  As also announced in that Form 8-K, the Bank’s Board on March 20, 2014 elected Mr. José R. González (see biography below) to succeed Mr. DelliBovi as President and Chief Executive Officer effective immediately upon Mr. DelliBovi’s retirement.  As President, Mr. DelliBovi serves as the Chief Executive Officer and directs our overall operations to facilitate the extension of credit products and services to our member-lenders.  Since 2005, Mr. DelliBovi has been a member of the Board of Directors of the Pentegra Defined Contribution Plan for Financial Institutions; he previously served on this board from 1994 through 2000.  Since October 2009, he has served on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions; he previously served on this board from 2001 through 2003.  In addition, Mr. DelliBovi was appointed by the U.S. Department of the Treasury in September 2006 to serve as a member of the Directorate of the Resolution Funding Corporation, and he was appointed Chairman in September 2007; he served on this board until October 2009.  From November 2009 through November 2010, Mr. DelliBovi served as Chair of the Board of the Financing Corporation (“FICO”).  Mr. DelliBovi previously served on the FICO Board as Chair from November 2002 through November 2003, and also served as Vice Chair of the FICO Board from November 1996 to November 1997.  Since July 2010, Mr. DelliBovi, along with the eleven other FHLBank Presidents and five independent directors, has served as a Director of the Office of Finance of the Federal Home Loan Banks.  In December 2011, Mr. DelliBovi was named to the Bipartisan Policy Center’s Housing Commission.  This 17 member national commission is in the process of developing a package of realistic and actionable policy recommendations to address the nation’s troubled housing sector.  Prior to joining the Bank, Mr. DelliBovi served as Deputy Secretary of the U.S. Department of Housing and Urban Development from 1989 until 1992.  In May 1992, President Bush appointed Mr. DelliBovi as Co-Chairman of the Presidential Task Force on Recovery in Los Angeles.  Mr. DelliBovi served as a senior official at the U.S. Department of Transportation in the Reagan Administration, was elected to four terms in the New York State Assembly, and earned a Master of Public Administration degree from Bernard M. Baruch College, City University of New York.

José R. González served as a Member of the Board of Directors until September 30, 2013 (Vice Chair through and until September 30, 2013).  He became the Executive Vice President of the Bank on October 15, 2013.  As announced in a Current Report on Form 8-K filed on March 20, 2014, the Board elected Mr. González to succeed Mr. DelliBovi as President and Chief Executive Officer of the Bank effective immediately upon Mr. DelliBovi’s retirement.  Before joining the Bank, he was Senior Executive Vice President, Banking and Financial Services, of OFG Bancorp and Bank member Oriental Bank, and had held that position since August, 2010.  He was President and Chief Executive Officer of Santander BanCorp and Banco Santander Puerto Rico from October 2002 until August 2008, and served as a Director of both entities until August 2010.  Mr. González joined the Santander Group in August 1996 as President and Chief Executive Officer of Santander Securities Corporation.  He later served as Executive Vice President and Chief Financial Officer of Santander BanCorp and Banco Santander Puerto Rico and in April 2002 was named President and Chief Operating Officer of both entities.  Mr. González is a past President of the Puerto Rico Bankers Association and a past president of the Securities Industry Association of Puerto Rico.  Mr. González was at Credit Suisse First Boston from 1983 to 1986 as Vice President of Investment Banking, and from 1989 to 1995 as President and Chief Executive Officer of the firm’s Puerto Rico subsidiary.  From 1986 to 1989, Mr. González was President and Chief Executive Officer of the Government Development Bank for Puerto Rico.  From 1980 to 1983, he was in the private practice of law in San Juan, Puerto Rico with the law firm of O’Neill & Borges. Mr. González received his undergraduate degree in economics from Yale University and M.B.A. and J.D. degrees from Harvard University.

Eric P. Amig joined us as Director of Bank Relations in February 1993.  In January of 2009 he was named Head of Bank Relations.  From 1985 through January 1993, he worked in the U.S. Department of Housing and Urban Development; during this time he served as Special Assistant to the Deputy Secretary from 1990 to 1993.  Mr. Amig has also served as a legislative aide to the President Pro Tempore of the Pennsylvania State Senate and was the Executive Director of the Federal/State Relations Committee of the Pennsylvania House of Representatives.

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

G. Robert Fusco was named Chief Information Officer (“CIO”) and Head of Enterprise Services in 2009.  Mr. Fusco is responsible for the Bank’s business continuity, facilities, information technology & security, marketing, records management and telecommunications services.  Mr. Fusco has been with the Bank since April 1987.  During his 26 year tenure, he has held various management positions in Information Technology, including IT Director starting in 2000, Chief Technology Officer starting in 2006, and CIO in 2008.  Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook.  He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking.  Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York.

Adam Goldstein was named Head of Sales and Business Development in January of 2012.  In this role, he leads the sales and marketing activities for all business lines including advances, Mortgage Partnership Finance®, and Letters of Credit.  Mr. Goldstein joined us in June 1997 and has held a number of key positions in our sales and marketing areas.  Mr. Goldstein previously served as the Head of Marketing and Sales from March 2008 through December 2011.  From May 2003 through February 2008, he served as VP, Director of Sales and Marketing.  In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University, and in Finance from The New York Institute of Finance.

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

Peter S. Leung joined us as Chief Risk Officer in January 2004, and served in that position until December 2010.  He was named Head of Asset Liability Management in January 2011.  Mr. Leung has more than twenty-six years experience in the Federal Home Loan Bank System.  Prior to joining us, Mr. Leung was the Chief Risk Officer of the Federal Home Loan Bank of Dallas for three years, and the Associate Director and then Deputy Director of the Office of Supervision of the Federal Housing Finance Board for a total of 11 years.  He also served as an examiner with the Federal Home Loan Bank of Seattle and with the Office of Thrift Supervision for a total of four years in the 1980’s.  Mr. Leung is a CPA and has an undergraduate degree from SUNY at Buffalo and an M.B.A. from City University, Seattle, Washington.

Kevin M. Neylan was named Head of Strategy and Finance in January 2012, and became Chief Financial Officer on March 30, 2012. Mr. Neylan is also responsible for overseeing the Bank’s Strategic Planning, Human Resources and Legal functions.  He was previously Head of Strategy and Business Development from January 2009 through December 2011, Head of Strategy and Organizational Performance from January 2005 to December 2008, and Director, Strategy and Organizational Performance from January 2004 to December 2004.  Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining us in April 2001.  He was previously a partner in the financial service consulting group of one of the Big Four accounting firms.  He holds an M.S. in corporate strategy from the MIT Sloan School of Management and a B.S. in management from St. John’s University (NY).

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions.  For the period from January 1, 2013 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Jay M. Ford (Chair), Katherine J. Liseno (Vice Chair in 2013), Thomas L. Hoy (Vice Chair in 2014), John R. Buran, Kevin Cummings, Joseph R. Ficalora, José R. González, Michael M. Horn, Joseph J. Melone, Richard S. Mroz, Monte N. Redman, and Larry E. Thompson.

Audit Committee Financial Expert

Our Board of Directors has determined that Kevin Cummings of the FHLBNY’s Audit Committee qualifies as an “audit committee financial expert” under Item 407 (d) of Regulation S-K but was not considered “independent” as the term is defined by the rules of the New York Stock Exchange.

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

Achieving the Bank’s Mission

We operate in a very competitive market for talent. Without the capability to attract, motivate and retain talented employees, the ability to fulfill our mission would be in jeopardy. All employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring a variety of skills. Our employees not only have the appropriate talent and experience to execute our mission, but they also possess skill sets that are difficult to find in the marketplace. In this regard, as of December 31, 2013, we employed 258 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $128.3 billion in assets.

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

How We Stay Competitive in the Labor Market

The C&HR Committee-recommended and Board-approved Compensation Policy acknowledges and takes into account our business environment and factors to remain competitive in the labor market. The major components of the Compensation Policy, which is currently in effect, include the following:

•                  An overall greater emphasis on base salary and benefits (versus annual and long-term incentives) than would be typical of commercial banks.

•                  The use of commercial banks (see the peer group list in Section I below) as the primary peer group for benchmarking at the 50th percentile of total compensation (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation): and (b) health and welfare programs and other benefits); discounted for purposes of establishing competitive pay levels by 15% to account for the incremental value provided by our benefit programs.

•                  A philosophical determination to match officer positions one position level down versus commercial banks. The rationale is that officer positions at commercial banks may manage multiple business lines in multiple locations. In addition, we generally recruit senior-level positions from a ‘divisional’ level at large commercial banks and not the higher ‘corporate’ level.

•                  The targeting of cash compensation pay at the 75th percentile of the FHLBanks where commercial bank data is not available. The 15% discount to account for the incremental value provided by our benefit programs will not be applied to benchmark results from the other FHLBanks, as the other FHLBanks offer similar benefits.

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

The Total Compensation Program

In response to the challenging economic environment in which we operate, compensation and benefits consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits which are listed in Section IV C below. These components, along with certain benefits described in the next paragraph, comprised our total compensation program for 2013, and are discussed in detail in Section IV below.

This CD&A provides information related to the total compensation program provided to our NEOs for 2013 — that is, our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the total compensation program and the elements of compensation provided to our NEOs. These compensation programs are not exclusive to the NEOs; they also apply to employees as explained throughout the CD&A.

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

Compensation and Benefits Methodology

In June, 2006, the Committee engaged compensation specialists Aon Consulting, Inc., and its subsidiary, McLagan Partners, Inc. (collectively referred to as “Aon”), which focuses on executive compensation, to perform a broad and comprehensive review of all the compensation and benefits programs for all employees, including NEOs. To assist the C&HR Committee’s review of the process, the Committee engaged another compensation and benefits consultant, Pearl Meyers and Partners (“Pearl Meyers”), to serve as a ‘check and balance’ with regard to the process. (Aon had, prior to this engagement, been retained with regard to matters pertaining to retiree medical benefits reporting, and had also been involved with a review of actuarial assumptions and valuations used by the administrator of our Defined Benefit and Benefit Equalizations Plans. Aon had also been previously engaged by the Bank for compensation consulting purposes.)

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

Aon recommended that “Wall Street” firms not be used as benchmark peers because of an inconsistency between their business operating models and compensation models with those of the Bank. The rationale was that these firms tend to base their compensation levels to a significant extent on activities that carry a high degree of risk and commensurate level of return. In contrast, as a Federally-regulated provider of liquidity to financial institutions, we operate using a low risk/return business model. Based on these considerations, Aon recommended that peer groups should be commercial banks.

In addition, Aon proposed that officer positions be matched one position level down versus commercial banks. Aon’s rationale was that officer positions at commercial banks are one level more significant because they manage multiple business lines in multiple locations. In contrast, we only have two locations and one main business segment. Therefore, we generally recruit senior-level positions from a “divisional” level at commercial banks as opposed to the higher “corporate” level of such organizations. The C&HR Committee and the Board agreed with these recommendations.

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

In November 2012, the C&HR Committee requested that Aon provide updated market data for its report, update the Total Rewards Study on employee compensation and benefits and present recommendations to the C&HR

Committee before the end of 2013.  The result of the Total Rewards Study was submitted to the C&HR Committee and the Board in September, 2013.  When compared to the Bank’s peer group, the Bank’s employee health and welfare benefits were deemed “Significantly Above Market”.  As a result, the Board approved an initial set of changes to the Bank’s healthcare plans effective January 1, 2014 for all employees. Changes included increasing employee — paid premiums, co-insurance payments and deductibles to help align with the market benchmarks.

In February 2014, upon further recommendation by Aon, the Board approved additional changes to the Bank’s benefits plans that will be implemented beginning on July 1, 2014. The objective of these changes is to bring the Bank’s employee compensation and benefits programs more into alignment with market comparables over time.

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

All of the elements of the total compensation program are available to all employees, including NEOs, except with respect to: 1) the Incentive Plan; 2) Deferred Incentive Compensation Plan and 3) the Nonqualified plan.  Participation in the Incentive Plan is offered to all exempt (non-hourly) employees. Exempt employees constitute 89% of all employees as of year-end 2013.

All exempt employees are eligible to receive annual incentive awards through participation in the Incentive Plan. These awards are based on a combination of performance results and individual performance results. The better the Bank and/or the employee perform, the higher the employee’s potential award is likely to be, up to a predetermined limit. In addition, the better the employee’s performance, the greater the employee’s annual salary increase is likely to be, up to a predetermined limit. Participation in the Deferred Incentive Compensation Plan is mandatory for members of the Bank’s Management Committee which include NEOs.

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

We do not structure any of our compensation plans in a way that inappropriately encourages risk taking. As described in Section IV A 2 below, the rationale for having the equally-weighted Bank wide goals of Return and Risk within the Incentive Plan is to motivate management to take a balanced approach to managing risks and returns in the course of managing the business, while at the same time ensuring that we fulfill our mission.

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

III. The elements of total compensation

Please refer to the “Introduction” section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program.

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

Please refer to the introduction section under the heading “How We Stay Competitive in the Labor Market” for an explanation of the Bank’s Board approved Compensation Policy.  It should be noted that, due to the fact that we conduct detailed benchmarking for only one-third of the officer positions on an annual basis with respect to cash compensation, the effectiveness of the benchmarking program can be demonstrated only once every three years. However, NEOs are benchmarked every year and the effectiveness of the benchmarking program could be demonstrated annually.

2011 Compensation Benchmarking Methodology

Aon began reporting directly to the C&HR Committee in 2011. In September 2011, the benchmarking methodology was refined and approved by the C&HR Committee for use during the review of the Bank’s total compensation program.

2012 & 2013 Compensation Benchmarking Analysis

Aon was engaged by the C&HR Committee in 2012 and 2013 to benchmark NEO salaries for the purpose of supporting merit increases for performance for both years as required by the Finance Agency. The results of the benchmarking indicated that NEO salaries were in alignment with the market, and NEOs were awarded merit increases as a result in accordance with the market.  Please refer to the introduction section under the heading “Finance Agency Oversight of Executive Compensation” for an explanation of how the Finance Agency provides oversight of executive compensation.

The following is an explanation of why we provide each element of compensation:

A. Cash Compensation

1. Base Pay

The goal of offering competitive base pay is to make the Bank successful in attracting, motivating and retaining the talent needed to execute the business strategies.

In addition to the benchmarking process provided for in the Compensation Policy as described above, a performance-based merit increase program exists for all employees, including NEO’s, that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the achievement of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2013, the C&HR Committee determined that merit-related officer base pay increases for 2014 would be 2.5% for officers rated ‘Meets Requirements’; 3.25% for officers rated ‘Exceeds Requirements’; and 4.25% for officers rated ‘Outstanding’ for their performance in 2013.

To comply with the Finance Agency requirement that the FHLBanks submit all compensation actions involving a NEO to the Finance Agency for review at least four weeks in advance of any planned board of directors’ decision with respect to those actions, we submitted the proposed merit increase percentages for 2013 performance for the NEOs in November.  In addition, to help support the proposed merit increases, the Finance Agency required that a compensation benchmarking analysis be submitted.  The analysis was performed by McLagan.

McLagan used three peer groups in establishing competitive market pay:

(1) Commercial Banks (former “bulge bracket” investment banks were specifically excluded). Data for the Metro New York area was used where available;

(2) Federal Home Loan Banks; and

(3) Publicly-available proxy data for banks with assets between $5 billion and $20 billion.

When benchmarking executives using the Commercial Bank peer group, McLagan benchmarked the Bank’s NEOs at one level down from the Bank’s positions, i.e., our Chief Risk Officer was benchmarked using Divisional Heads as the relevant comparison (e.g., Senior Function Manager of Credit Risk and Market Risk rather than the peer’s overall CRO). When using the Federal Home Loan Bank system or the $5-$20 billion peer group, McLagan benchmarked at the same level as the Bank’s position (e.g., CRO).

McLagan also used salary rank from the proxies from publicly-traded banks. Salary rank compares a firm’s top paid incumbents against the market’s top paid incumbents regardless of position.

Per the Bank’s compensation philosophy, McLagan used median data as the initial benchmark statistic for commercial banks and proxy benchmarks and the high quartile is used for the Federal Home Loan Bank system benchmarks. Higher/lower benchmark statistics were used to account for larger/smaller responsibilities. The value of retirement plans and other benefits, including the defined benefit pension plans were not represented in this analysis and will be addressed in the total compensation review as stated above.

Please refer to the introduction section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program.

The results of the compensation benchmarking analysis and the proposed merit increases for the NEOs were submitted to the Finance Agency in November 2013 and in December 2013 we received a “non-objection” letter to pay the merit increases, effective January 1, 2014.

A representative list of the peer group that was used in the compensation benchmarking analysis is set forth in the table below:

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

Market Data Participants — Assets between $5 Billion - $20 Billion

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

2. Incentive Plan

I. Overview of the 2013 Plan

The objective of the Bank’s 2013 Incentive Compensation Plan (“Plan”) is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2013 Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2013 Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance and to individual performance. All salaried exempt employees are eligible to participate in the 2013 Plan. Awards under the 2013 Plan, if any, will be calculated based upon performance during 2013 and will ordinarily be paid to participants on or before March 14, 2014, subject to regulatory approval and the deferral feature for Management Committee participants discussed below.  The 2013 Plan was developed in accordance with Advisory Bulletin 2009-AB-02 and other guidance received from the Finance Agency.

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

Measurements Used by the 2013 Plan

The Bankwide goals are designed to help management focus on what it needs to succeed, and the Bankwide goals are approved by the Board. The 2013 Bankwide goals are organized into three broad categories and are presented in the charts below. The charts contain:

•                  a description of each of the goals and their respective weightings as a percentage of the Bankwide goals;

•                  an explanation of each Bankwide goal measure and how each goal meets its stated purpose; and

•                  actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

Actual results illustrate the benchmark levels that were achieved in 2013 for each of the Bankwide goals.

2013 Incentive Compensation Plan Measures and Results

Business Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
BUSINESS EFFECTIVENESS (1)		80% of Bankwide Goal

Return Component Dividend Capacity as forecasted in the 2013 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	40%	3.61%	4.25%	5.10%	4.73%

Risk Component - Risk level arising from expected changes in the balance sheet and the business environment as measured by a designated portion of retained earnings. The intent of this requirement is to measure the target level of market, credit and operations risk exposures within the balance sheet versus the actual level during the year. The measurement is favorable whenever it is below the calculation of measure.	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.	26%	$444.6mm	$395.2mm	$354.0mm	$372.7 mm

Risk Component — Market value of Equity to Capital Stock Ratio (MVE/CS) value of membership stock.	Supports protecting the par value of membership stock.	4%	100%	105%	110%	119.7%

Governance and Management of Risk Framework Goal (“GAMR”)	This measure is new for 2013.This measure seeks to incentivize the Bank-wide initiative to enhance the existing risk management governance framework in accordance with relevant leading practices.	10%	100% Risk Management Framework Tasks	100% Risk Management Framework + 50% Risk Governance Processes Tasks	100% Both Risk Management Framework & Risk Governance Processes Tasks	100% Risk Management Framework + 75% Risk Governance Processes Tasks

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

Specific tasks have been identified to support the GAMR. They are classified into two categories:
a. Tasks focused on Risk Management Framework (“RMF”)
b. Tasks focused on Risk Governance processes (“RGP”)

Growth Effectiveness Goal

Bank wide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
GROWTH EFFECTIVENESS (2)		10% of Bankwide Goals
Number of New Member Institutions	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	1.5%	6	9	18	6
Number of New/Previously Inactive Borrowers	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.5%	17	22	44	56
Advance Volume - Average Balance Advances	Aligns with philosophy of being an “advances bank”.	3.0%	$49B	$68B	$73B	$77.4B
Market Share — Calculated by comparing members’ outstanding advances against a pool of alternative wholesale funding sources.	Helps the Bank gauge its competitive position against a variety of wholesale funding alternatives used by members. Strengthens the franchise as an “advances bank”.	2.0%	36.97%	43.50%	50.02%	46.73%

(2)         The Bank’s Growth Effectiveness goal is intended to “plant the seeds” for future growth. Our district has historically been subject to a high level of merger and acquisition activity, and we have one of the least number of total members in the system. Increasing the number of new members and increasing the number of new and returning borrowing members is a method employed to help manage the risk of the Bank having fewer members and borrowers in the future.

Community Investment Effectiveness Goal

Bank wide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
COMMUNITY INVESTMENT EFFECTIVENESS (3)		10% of Bankwide Goal
Total Dollar Volume of Community Lending Program Commitments Issued	Supports the provision of liquidity to members for housing and community development activities.	2.0%	$842mm	$960mm	$1,075mm	$2,077mm
Total Dollar Volume of Community Investment Related Transactions & Investment	Supports the provision of liquidity for housing and community development activities. Includes. investments in Housing Finance Agency bonds.	2.0%	$655mm	$730mm	$840mm	$1,867mm
Number of New Members Participating in the Bank’s First-Time Home Buyer Program	Supports the provision of grant funding for first time home buyers.	1.0%	2	3	5	2
Number of Members Participating in the Letter of Credit Program	Supports the provision of liquidity for housing and community development activities.	1.0%	32	37	47	46
Dollar Amount of Letters of Credit Issued	Supports the provision of liquidity for housing and community development activities.	1.0%	$44.0B	$46.0B	$50.0B	$74.0B
Number of New Members Participating in the MPF Program	Supports the provision of a secondary market vehicle for member-originated mortgages.	1.0%	5	9	13	11
Community Investment Related Outreach and Technical Assistance Activities	Supports the promotion, understanding and use of the Bank’s housing and community lending programs.	2.0%	60	65	75	98

(3)         The Goal was implemented as a composite of several programs and activities as all of these components contribute to how the Bank achieves its mission-related housing and community development activities.

Overall the weighted average result for Bankwide goals 59.9% above target. The weighted average result for the Risk Management Group was 60.0% above target. Payments are interpolated between the target and maximum amounts.

Clawback Provision

Beginning with the 2010 Incentive Compensation Plan, we added a clawback provision to the Incentive Plan that states:

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

2012 and 2013 Deferred Incentive Compensation Plan

A Deferred Incentive Compensation Plan (“DICP”) was implemented on January 1, 2012, and established again in 2013, for members of the Bank’s Management Committee. Such deferred compensation plan provides that the payments made to Management Committee members under the Incentive Compensation Plan are deferred and will be made as described below:

Deferral Component for Management Committee Members

The DICP provides that 50% of the Total Communicated Award (as defined below), if any, under the Plan year communicated to Management Committee participants (which includes the named executive officers) will ordinarily be paid by the middle of March following the Plan year.

The remaining 50% will be deferred (the “Deferred Incentive Award”), subject to certain additional conditions specified in the Plan, such that 33 1/3% of the Deferred Incentive Award will ordinarily be paid by the middle of March of the following three years.

Each deferred payment may be increased or decreased by 25% based on the Bank’s performance on the Market Value of Equity performance measure as outlined in the table below.

An employee who terminates employment with the Bank other than for “good reason” or who is terminated by the Bank for “cause” (each as defined in the DICP) will forfeit any portion of the Deferred Incentive Award that has not yet been paid upon such termination. In addition, the Deferred Incentive Award will be paid in full in connection with a “change in control” (as defined in the DICP).

In the chart below, the following terms have the following definitions:

“Total Communicated Award” means the total amount of the incentive award (if any) under the Plan communicated to Management Committee Participants;

“Current Communicated Incentive Award” means 50 percent of the Total Communicated Award; and

“Deferred Incentive Award” means the remaining 50 percent of the Total Communicated Award.

Payment	Description	Payment Year
Current Communicated Incentive Award	50% of the Total Communicated Award	Base year*
Deferred Incentive Award installment	Up to 33 1/3% of the Deferred Incentive Award	Year 1**
Deferred Incentive Award installment	Up to 33 1/3% of the Deferred Incentive Award	Year 2**
Deferred Incentive Award installment	Up to 33 1/3% of the Deferred Incentive Award	Year 3**

* Payment shall ordinarily be made within the first two and a half weeks of March.

** Payment shall ordinarily be made within the first two and a half weeks of March in the year indicated.

The Current Communicated Incentive Award at maximum shall not exceed 100 percent of the participant’s base salary.

The “Performance Scorecard” below shall be used for determining the payment of Deferred Incentive Awards for each of the future installment payments*:

Performance Measure	Threshold 75% of Deferred Incentive Award	Target 100% of Deferred Incentive Award	Maximum 125% of Deferred Incentive Award
Market Value of Equity to Par Value of Capital Stock	95%	100%	105%

The actual results may fall between two benchmark levels. When this happens, the payout figures are interpolated for results that fall between the two applicable ranges; either threshold and target, or target and maximum.

B. Retirement Benefits

Introduction

The Qualified Defined Benefit Plan, Qualified Defined Contribution Plan, and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, were elements of the Bank’s total compensation program in 2013 intended to help encourage the accumulation of wealth by consistent and superior results from, qualified employees, including NEOs, over a long period of time.

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

Final Average Pay Period —The period of time that an employee’s salary is used in the calculation of that employee’s benefit. For Grandfathered Employees, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of termination. For Non-Grandfathered Employees, any accrued benefits prior to July 1, 2008, the accrued Benefit Multiplier mirrors the Grandfathered Employees at 2.5%. For benefits accrued after July 1, 2008, a Benefits Multiplier of 2% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary.

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

Earnings under the DB Plan continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual IRC limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2013 was $260,000.

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

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2013 was $17,500 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. If an employee contributes at least 3% of base salary, the Bank provides a match of 3% of base salary. After completing three years of employment, the match is 4.5% of base salary and after five years of employment, the match is 6% of base salary.

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

Provisions for
	Grandfathered	Provisions for Non-Grandfathered
	Retirees	Retirees
Plan Type	Defined Benefit	Defined Dollar Plan

Medical Plan Formula	1) Same coverage offered to active employees prior to age 65	1) Retiree, (and covered individual), is eligible for $45/month x years of service after age 45, and has attained the age of 62. There is a 3% Cost of Living Adjustment each year

	2) Supplement Medicare coverage for retirees age 65 and over	2) Retiree, (and covered individual), is eligible for $25/month x years of service after age 45 and after age 65. There is a 3% Cost of Living Adjustment each year

Employer
Cost Share Examples:	0% for Pre-62	$0 for Pre-62 Pre-65/Post-65
10 years of service after age 45	50% for Post-62	$5,400/$3,000/Annually
15 years of service after age 45	62.5% for Post-62	$8,100/$4,500/Annually
20 years of service after age 45	75% for Post-62	$10,800/$6,000/Annually

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

Fitness Reimbursement

Fitness reimbursement, up to $350 per year, is available subject to the satisfaction of certain criteria.

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

Perquisites

Perquisites represent expenditures totaling less than $10,000 for the year 2013 per NEO.

V. Explanation of how we determine the amount and, where applicable, the formula for each element of compensation

Please see Section IV directly above for an explanation of the mechanisms used to determine employee compensation.

VI. Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. Please refer to the introduction section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2013, and they are discussed in detail in Section IV above.

Our overall objectives with regard to our compensation and benefits program are to motivate employees to achieve consistent and superior results over a long period of time, and to provide a program that allows us to compete for and retain talent that otherwise might be lured away. Section IV of the CD&A above describes how each element of the compensation objectives and the decisions regarding each element fit within such objectives.

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

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2013.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

C. Cathleen Raffaeli, Chair

DeForest B. Soaries, Jr., Vice Chair

James W. Fulmer

Kevin J. Lynch

Vincent F. Palagiano

Monte N. Redman

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

The structure of our compensation programs provides evidence of the balanced approach to risk and reward in our culture. The rationale for the structure of the Incentive Plan and its goals is to motivate management to take a balanced approach to managing risks and returns in the course of managing the business, while at the same time ensuring that we fulfill our mission. Beginning in 2004, we implemented a goal structure related to the Incentive Plan that provided for a balanced focus on risk and return. The Business Effectiveness Goal component of the Incentive Plan is intended to incent management to balance actions to enhance earnings (i.e., Return goal) with actions to maintain appropriate risk levels in the business (i.e., Risk goal). The Business Effectiveness Goal is designed to require an estimation of the exposure to risks associated with our day to day operations.  The Return and Risk Goals are linked and create a beneficial tension through the tradeoffs in managing one versus the other.  These goals are weighted at 40% each, except the Risk Management group is weighted at 30% and 50%, respectively; this motivates management to act in ways that are aligned with the Board’s wishes to have us achieve forecasted returns while managing risks within the prescribed risk parameters. In addition, this set of goals will not motivate management to increase returns if it requires imprudently increasing risk.

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

The Finance Agency also has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the Market value of Equity to Capital Stock Ratio value of membership stock. Also, the Finance Agency reviews all executive compensation plans relative to these principles and such other factors as the Finance Agency determines to be appropriate, including the 2013 Incentive Plan, prior to their becoming effective.

Thus, the general risk-averse culture, which is reflected in the compensation policy, leads us to believe that any risks arising from the compensation policies with respect to our employees are not reasonably likely to have a material adverse effect.

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2013 through the date of this annual report on Form 10-K: James W. Fulmer, José R. González, Katherine J. Liseno, Kevin J. Lynch, Richard Mroz, Vincent F. Palagiano, and C. Cathleen Raffaeli. During this period, no interlocking relationships existed between any member of the Bank’s  Board of Directors or the C&HR Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship existed in the past.  Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee, or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years ending December 31, 2013, December 31, 2012 and December 31, 2011 (in whole dollars):

Summary Compensation Table for Fiscal Years 2013, 2012 and 2011

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred	All Other
						Incentive	Compensation	Compensation
						Plan	(b,c)	(d,e,f,g,h,i,j,k)
		Salary		Stock	Option	Compensation	(2,3)	(4,5,6,7,8,9,10,11,12)
Name and Principal Position	Year	(1) (13) (M)	Bonus	Awards	Awards	(a) (1) (A)	(B,C)	(D, E, F, G, H, I, J, K, L)	Total
Alfred A. DelliBovi	2013	$793,952	—	—	—	$511,268	$8,000	$131,257	$1,444,477
President &	2012	$763,415	—	—	—	$541,013	$1,149,000	$124,514	$2,577,942
Chief Executive Officer (PEO)	2011	$709,263	—	—	—	$523,180	$1,444,000	$120,417	$2,796,860

Peter S. Leung	2013	$497,895	—	—	—	$240,569	$—	$81,380	$819,844
Senior Vice President,	2012	$483,393	—	—	—	$256,926	$664,000	$73,121	$1,477,440
Head of Asset Liability Management	2011	$453,443	—	—	—	$250,858	$792,000	$80,512	$1,576,813	****

Paul B. Héroux	2013	$354,024	—	—	—	$171,055	$—	$115,315	$640,394
Senior Vice President,	2012	$343,713	—	—	—	$182,685	$595,000	$102,706	$1,224,104
Head of Member Services	2011	$322,417	—	—	—	$178,371	$822,000	$100,225	$1,423,013

John F. Edelen	2013	$356,860	—	—	—	$172,640	$—	$108,153	$637,653
Senior Vice President,	2012	$346,466	—	—	—	$185,788	$356,000	$96,495	$984,749
Chief Risk Officer	2011	$325,000	—	—	—	$179,800	$343,000	$81,014	$928,814

Kevin M. Neylan***	2013	$375,053	—	—	—	$181,215	$—	$67,302	$623,570
Senior Vice President,	2012	$364,129	—	—	—	$193,537	$378,000	$64,570	$1,000,236
Chief Financial Officer (PFO)	2011	$—	—	—	—	$—	$—	$—	$—

Note that there may be references in some of the footnotes below for prior years to persons who do not appear in the Summary Compensation Table above.  In such cases, please see the Form 10-K filed for the applicable year.

Footnotes for Summary Compensation Table for the Year Ending December 31, 2013

(a)         Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.  The Bank implemented a deferral feature on payouts of the Incentive Compensation Plan awards beginning with the 2012 Plan.  For 2013, the reported amount here is the sum of: (i) the 2013 Total Communicated Award and (ii) the adjustment to the first Deferred Incentive Award installment from the 2012 Plan based on the results of the Performance Scorecard.  [Section A.2 (2012 and 2013 Deferred Incentive Compensation Plan) of the Compensation Discussion and Analysis provides further details].  For each NEO the amounts awarded are:

A. DelliBovi — (i) $488,726 and (ii) $22,542.

P. Leung — (i) $229,864 and (ii) $10,705.

P. Héroux — (i)$163,443 and (ii)$7,612.

J. Edelen —(i) $164,899 and (ii) $7,741.

K. Neylan — (i) $173,151 and (ii) $8,064.

(b)         During 2013, the total pension value for P. Leung, P. Héroux, J. Edelen, and K. Neylan decreased by $58,000, $289,000, $16,000 and $6,000, respectively.  In accordance with SEC rules, these negative amounts are not included in this table.  This footnote and footnote (c) provide details on the change in value for the qualified and non-qualified pension for each NEO. Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions based on actuarial assumptions:

A. DelliBovi   — ($9,000)

P. Leung — ($36,000)

P. Héroux — ($148,000)

J. Edelen — ($72,000)

K. Neylan — ($16,000)

(c)          Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan based on actuarial assumptions:

A. DelliBovi — $17,000

P. Leung — ($22,000)

P. Héroux — ($141,000)

J. Edelen — $56,000

K. Neylan — $10,000

(d)         For all NEOs, includes these items for all employees: amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium and payment of employee assistance program premium.  Cost of health insurance premiums, dental insurance premiums, and vision insurance premiums are shared between the Bank and employees.

(e)          For A. DelliBovi, includes costs associated with personal usage of company leased automobile $2,656.

(f)            For A. DelliBovi, P. Héroux, and J. Edelen, includes payment of this item for all eligible officers: officer physical examination.

(g)         For A. DelliBovi and P. Héroux, includes payment of this item: payment of term life insurance premium.

(h)         For P. Héroux and for K. Neylan, includes payment of this item for all employees: fitness center reimbursement.

(i)           For all NEO’s except J. Edelen, includes payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP.

(j)            For P. Héroux $42,112 and J. Edelen, $42,580, includes payment for the replacement plan for the Nonqualified Profit Sharing Plan.

(k)    Payment for an additional award due to the employee receiving a rating of “Exceed Requirements” or “Outstanding” on their performance review. These amounts are based upon a 3% or 6% payment as found in the Section A.2 of the CD&A as determined by the C&HRC for the President and by the President with respect to all other NEOs:

A. DelliBovi — $47,637

P. Leung — $14,937

P. Héroux — $10,621

J. Edelen — $10,706

K. Neylan — $11,252

(l)  Figures represent salaries approved by our Board of Directors for the year 2013.

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

P. Morgan —$496,000

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

Note that there may be references in some of the footnotes below for prior years to persons who do not appear in the Summary Compensation Table above.  In such cases, please see the Form 10-K filed for the applicable year.

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

(L)  Payment for an additional award due to the employee receiving a rating of “Exceed Requirements” or “Outstanding” on their performance review. These amounts are based upon a 3% or 6% payment as found in the Section A.2 of the CD&A as determined by the C&HRC for the President and by the President with respect to all other NEOs:

A. DelliBovi — $42,556

P. Leung — $13,603

P. Morgan — $10,257

P. Héroux — $9,673

J. Edelen — $9,750

* J. Edelen is a new NEO in 2011

(M)  Figures represent salaries approved by our Board of Directors for the year 2011.

The following table sets forth information regarding all incentive plan award opportunities made available to NEO for the fiscal year 2013 (in whole dollars):

Grants of Plan-Based Awards for Fiscal Year 2013

Grants of Plan-Based Awards for Fiscal Year 2013
								All Other Stock	All Other Option	Exercise or	Grant Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)

Alfred A. DelliBovi	3/20/2013	$174,669	$317,581	$603,404	—	—	—	—	—	—	—

Peter S. Loung	3/20/2013	$82,153	$149,369	$283,800	—	—	—	—	—	—	—

Paul B. Héroux	3/20/2013	$58,414	$106,207	$201,794	—	—	—	—	—	—	—

John F. Edelen	3/20/2013	$58,882	$107,058	$203,410	—	—	—	—	—	—	—

Kevin M. Neylan	3/20/2013	$61,884	$112,516	$213,780	—	—	—	—	—	—	—

(1)         On this date, the Board of Directors’ C&HR Committee approved the 2013 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)         Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)         Amounts represent potential awards under the 2013 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Fiscal Year 2013

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bankwide goal results (in whole dollars).

			Bankwide Component		Individual
			(90% of Opportunity)		Component
	2013		(1)		(10% of	Actual Result
	Annual salary	Threshold	Target	Maximum	Opportunity)	(2)
								Total	Current
					Individual	Bankwide	Individual	Communicated	Communicated
					Performance	Component	Component	Award	Incentive Award
		Bank Performance			at Target	(3)	(4)	(5)	(6)
		20%	40%	80%
President

Alfred A. DelliBovi	$793,952	$142,911	$285,823	$571,645	$31,758	$456,968	$31,758	$488,726	$244,363
President & Chief Executive Officer

Other NEOs		15%	30%	60%

Peter S. Leung	$497,895	$67,216	$134,432	$268,863	$14,937	$214,927	$14,937	$229,864	$114,932
Senior Vice President, Head of Asset Liability Management

Paul B. Héroux	$354,024	$47,793	$95,586	$191,173	$10,621	$152,822	$10,621	$163,443	$81,721
Senior Vice President, Head of Member Services

John F. Edelen	$356,860	$48,176	$96,352	$192,704	$10,706	$154,193	$10,706	$164,899	$82,449
Senior Vice President, Chief Risk Officer

Kevin M. Neylan	$375,053	$50,632	$101,264	$202,529	$11,252	$161,899	$11,252	$173,151	$86,576
Senior Vice President, Chief Financial Officer

1                 Each NEO’s Incentive Compensation is made up of two components: Bankwide goals (90%) and Individual Performance (10%).

2                 Overall weighted average result for Bankwide goals was 59.9% above target, for the Risk Management Group it was 60.0% above target. Payments are interpolated between the target and maximum amounts.

3                 The Bankwide component is calculated as follows:  Annual Salary multiplied by Bankwide component Percentage multiplied by Target percentage multiplied by (1 plus the overall weighted average results [59.9% or 60.0% as mentioned in note 2 above]).

4                 Individual component is calculated as follows: Annual Salary multiplied by Individual Component multiplied by Target percentage. (When participants received an Individual Component award, the award amount is at Target.)

5                 There may be small differences in the calculated payout amounts due to rounding.

6                 The Bank established a deferred compensation component for the Incentive Compensation Plan starting in 2012.  The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout received by the NEO in 2014 for performance in 2013. [Refer to Section A.2 (2012 and 2013 Deferred Incentive Compensation Plan) of the Compensation Discussion and Analysis for further details].

Employment Arrangements

We are an “at will” employer and do not provide written employment agreements to any of its employees. However, employees, including NEO, receive: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable”

or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short and long term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay.

An additional benefit offered to all officers, age 40 or greater, or who are at Vice President rank or above, is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (in whole dollars):

	2014	2013
	(1)	(2)
Alfred A. DelliBovi	$827,695	$793,952
José R. González *	$687,500	—
Peter S. Leung	$514,077	$497,895
Paul B. Héroux	$365,530	$354,024
John F. Edelen	$368,458	$356,860
Kevin M. Neylan	$405,995	$375,053

(1)         Figures represent salaries approved by our Board of Directors for the year 2014.

(2)         Figures represent salaries approved by our Board of Directors for the year 2013.

* As reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2014, Mr. José R. González will become President and Chief Executive Officer of the Bank effective immediately upon the retirement of current President and Chief Executive Officer Alfred A. DelliBovi at the close of Bank business on April 1, 2014.  The reported figure of $687,500 represents (a) $650,000, which reflects Mr. González’ Board-approved salary as Executive Vice President from January 1, 2014 through the close of business on April 1, 2014, and (b) $700,000, which reflects Mr. Gonzalez’ Board-approved salary as President and Chief Executive Officer for the remainder of 2014.

The 2014 increases in the base salaries of the NEOs from 2013 were based on their 2013 performance.

A performance-based merit increase program exists for all employees, including NEOs that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2013, the C&HR Committee determined that merit-related officer base pay increases for 2014 would be 2.5% for officers rated ‘Meets Requirements’; 3.25% for officers rated ‘Exceeds Requirements’; and 4.25% for officers rated ‘Outstanding’ for their performance in 2013.

Short-Term Incentive Compensation Plan (“Incentive Plan”)

Refer to section IV.A.2 (Cash Compensation; Incentive Plan — 2012 and 2013 Deferred Incentive Compensation Plan) of the Compensation Discussion and Analysis for further details.

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

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2013 was $17,500 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. If an employee contributes at least 3% of base salary, the Bank provides a match of 3% of base salary. After completing three years of employment, the match is 4.5% of base salary and after five years of employment 6% of base salary. Contributions of less than 3% of base salary receive a match of 2% of the employee’s base salary or $34.61 per pay period (whichever is less).

Additional Information

Additional information about compensation and benefits are provided in the discussions immediately following the below pension and compensation tables.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
AND OPTION EXERCISES AND STOCK VESTED

The tables disclosing (i) outstanding option and stock awards and (ii) exercises of stock options and vesting of restricted stock for NEOs are omitted because all employees are prohibited by law from holding capital stock issued by a Federal Home Loan Bank. As such, these tables are not applicable.

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the NEO, the number of years of service credited to each such person, and payments during the last fiscal year (if any) to each such person, under the Pentegra Defined Benefit Plan for Financial Institutions and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (amounts in whole dollars):

	Pension Benefits
Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payment During Last Fiscal Year

Alfred A. DelliBovi	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	20.75	$1,825,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	20.75	$7,089,000	—

Peter S. Leung	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	16.50	$1,126,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (3)	16.50	$2,083,000	—

Paul B. Héroux	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	29.50	$1,478,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	29.50	$1,591,000	—

John F. Edelen	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	16.25	$655,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	16.25	$591,000	—

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	12.33	$713,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	12.33	$858,000	—

(1) Number of years of credited service pertains to eligibility/participation in the qualified plan. Years of credited service for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2) As of 12/31/13.

(3)Mr. Leung’s 16.5 years of credited service includes 3.6 of credited service working for the Office of Thrift Supervision; 3.0 years of credited service working for the Federal Home Loan Bank of Dallas (including two months of severance) and 9.9 years of credited service working for the Federal Home Loan Bank of New York.

The following discussions provide more information with respect to the compensation and pension benefits tables in the preceding pages.

Qualified Defined Benefit Plan

Refer to section IV.B.1 (Cash Compensation: Retirement Benefits — Qualified Defined Benefit Plan) of the Compensation Discussion and Analysis for further details.

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

The following table describes estimated severance payout information for each NEO assuming that severance would have occurred on December 31, 2013: (amounts in whole dollars)

	Number of Weeks Used to Calculate Severance Amount	2013 Annual Base Salary	Severance Amount

Alfred A. DelliBovi	36	$793,952	$549,659
Peter S. Leung	36	$497,895	$344,697
Paul B. Héroux	36	$354,024	$245,094
John F. Edelen	36	$356,860	$247,057
Kevin M. Neylan	36	$375,053	$259,652

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

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2013 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael M. Horn	$100,000	$—	$—	$—	$—	$—	$100,000
José R. González	75,552	—	—	—	—	—	75,552
John R. Buran	78,330	—	—	—	—	—	78,330
Anne E. Estabrook	75,000	—	—	—	—	—	75,000
Joseph R. Ficalora	85,000	—	—	—	—	—	85,000
Jay M. Ford	85,000	—	—	—	—	—	85,000
James W. Fulmer	85,000	—	—	—	—	—	85,000
Ronald E. Hermance, Jr.	75,000	—	—	—	—	—	75,000
Thomas L. Hoy	75,000	—	—	—	—	—	75,000
Katherine J. Liseno	75,000	—	—	—	—	—	75,000
Kevin J. Lynch	85,000	—	—	—	—	—	85,000
Joseph J. Melone	75,000	—	—	—	—	—	75,000
Richard S. Mroz	85,000	—	—	—	—	—	85,000
Vincent F. Palagiano	75,000	—	—	—	—	—	75,000
C. Cathleen Raffaeli	85,000	—	—	—	—	—	85,000
Edwin C. Reed	75,000	—	—	—	—	—	75,000
DeForest B. Soaries, Jr.	75,000	—	—	—	—	—	75,000
Carlos J. Vázquez	16,666	—	—	—	—	—	16,666
Total Fees	$1,380,548	$—	$—	$—	$—	$—	$1,380,548

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

In November 2013, the Board again reviewed the matter of director compensation, and took into consideration recommendations contained in a director compensation survey performed earlier in 2013 by McLagan.  The Board determined that a modest adjustment to Director compensation limits in 2014 in the amount of $5000 was merited due to the FHLBNY’s performance over the past few years, and the fact that there had not been an adjustment to Director compensation since the beginning of  2011.  The Board noted that the increases were within the low to middle end of the ranges suggested by McLagan’s study, and that the comparators used in the study appeared to be appropriate.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2013. Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2014.

Director Fees — 2013 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)*
Chairman	$11,111
Vice Chairman	$9,444
Committee Chair **	$9,444
All Other Directors	$8,333

Director Annual Compensation Limits — 2013 (in whole dollars)

Position	Annual Limit
Chairman	$100,000
Vice Chairman	$85,000
Committee Chair	$85,000
All Other Directors	$75,000

Director Fees — 2014 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)***
Chairman	$11,667
Vice Chairman	$10,000
Committee Chair **	$10,000
All Other Directors	$8,889

Director Annual Compensation Limits — 2014 (in whole dollars)

Position	Annual Limit
Chairman	$105,000
Vice Chairman	$90,000
Committee Chair	$90,000
All Other Directors	$80,000

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

*** The numbers in this column represent payments for each of eight meetings attended.  If a ninth meeting is attended, payments for the ninth meeting shall be as follows: Chairman, $11,664; Vice Chairman, $10,000; Committee Chair, $10,000; and all other Directors, $8,888.

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

•                  Meetings of Federal Home Loan Bank System committees

•                  Federal Home Loan Bank System director orientation meetings

•                  Meetings of the Council of Federal Home Loan Banks and Council committees

•                  Attendance at other events on behalf of the Bank with prior approval of the Board of Directors

The following table includes information about reimbursed expenses for 2013 (in whole dollars):

Directors’ Expenses
Reimbursed
Name	(Paid in Cash)

Michael M. Horn	$5,384
José R. González	15,750
John R. Buran	—
Anne E. Estabrook	4,525
Joseph R. Ficalora	3,849
Jay M. Ford	1,606
James W. Fulmer	9,069
Ronald E. Hermance, Jr.	—
Thomas L. Hoy	4,037
Katherine J. Liseno	2,337
Kevin J. Lynch	1,808
Joseph J. Melone	260
Richard S. Mroz	4,962
Vincent F. Palagiano	374
C. Cathleen Raffaeli	2,515
Edwin C. Reed	4,124
DeForest B. Soaries, Jr.	1,189
Carlos J. Vázquez	—
Total Directors’ Expenses Reimbursed	$61,789

Total expenses incurred by us for our Board expenses, including amounts reimbursed in cash to Directors, totaled $160.8 thousand, $183.7 thousand, and $168.6 thousand in 2013, 2012 and 2011, respectively.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

FHLBNY stock can only be held by member financial institutions.  No person, including directors and executive officers of the FHLBNY, may own our capital stock.  As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.  The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 28, 2014 and December 31, 2013:

		Number	Percent
	February 28, 2014	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	12,952	23.72%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,952	12.73
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	5,329	9.76
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,471	6.36
		28,704	52.57%

		Number	Percent
	December 31, 2013	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	13,852	24.76%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,997	12.50
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	5,179	9.26
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,471	6.20
		29,499	52.72%

* At February 28, 2014 and December 31, 2013, an officer of this member bank also served on the Board of Directors of the FHLBNY.

The following table sets forth information with respect to capital stock outstanding to members whose officers or directors served as Directors of the FHLBNY as of December 31, 2013, the most practicable date for the information provided (shares in thousands):

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock

New York Community Bank	Joseph R. Ficalora	Westbury	NY	5,179	9.26%
Hudson City Savings Bank	Ronald E. Hermance, Jr.	Paramus	NJ	3,471	6.20
Banco Popular de Puerto Rico	Carlos J. Vázquez	San Juan	PR	613	1.10
The Dime Savings Bank of Williamsburgh	Vincent F. Palagiano	Brooklyn	NY	481	0.86
Flushing Savings Bank	John R. Buran	Lake Success	NY	460	0.82
Oritani Bank	Kevin J. Lynch	Washington Township	NJ	460	0.82
The Bank of Castile	James W. Fulmer	Batavia	NY	53	0.09
Glens Falls National Bank & Trust Company	Thomas L. Hoy	Glens Falls	NY	45	0.08
Crest Savings Bank	Jay M. Ford	Wildwood	NJ	28	0.05
Metuchen Savings Bank	Katherine J. Liseno	Metuchen	NJ	8	0.01
				10,798	19.29%

All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have a cooperative structure and our customers own the entity’s capital stock.  Capital stock ownership is a prerequisite to the transaction by members of any business with us.  The majority of the members of our Board of Directors are Member Directors (i.e., directors elected by our members who are officers or directors of our members).  The remaining members of the Board are Independent Directors (i.e., directors elected by our members who are not officers or directors of our members).  We conduct our advances and mortgage loan business almost exclusively with members. Grants under the AHP and AHP advances are also made in partnership or in connection with our members. Therefore, in the normal course of business, we may extend credit to members whose officers or directors may serve as our directors.  In addition, we may also extend credit and offer services and AHP benefits to members who own more than 5% of our stock.  All products, services and AHP benefits extended by us to such members are provided at market terms and conditions that are no more favorable to them than the terms and conditions of comparable transactions with other members.    Under the provisions of Section 7(j) of the FHLBank Act (12 U.S.C. § 1427(j)), our Board is required to administer our business with our members without discrimination in favor of or against any member.  For more information about transactions with stockholders, see Note 18. Related Party Transactions, in the audited financial statements in this Form 10-K.

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

Director Independence

In General

During the period from January 1, 2013 through and including the date of this annual report on Form 10-K, the Bank had a total of 22 directors serving on its Board, 14 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 8 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members).  All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers.  Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank.  In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards.  First, Federal Housing Finance Agency (“Finance Agency”) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors.  Second, the Securities and Exchange Commission’s (“SEC”) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment.  Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer.  The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee.  From January 1, 2013 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, the Board has adopted the independence standards of the New York Stock Exchange (“NYSE”) to determine which of its directors are independent and which members of its Audit Committee are not independent.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2013 through and including the date of this annual report on Form 10-K (i.e., Anne Evans Estabrook, Michael M. Horn, Joseph J. Melone, Richard S. Mroz, C. Cathleen Raffaeli, Edwin C. Reed, DeForest B. Soaries, Jr., and Larry E. Thompson) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, James W. Fulmer, José R. González, Ronald E. Hermance, Thomas L. Hoy, Gerald H. Lipkin, Katherine J. Liseno, Kevin J. Lynch, Vincent F. Palagiano, Monte N. Redman, and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee.  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2013 through and including the date of this annual report on Form 10-K (John R. Buran, Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, José R. González, Thomas L. Hoy, Katherine J. Liseno, and Monte N. Redman) were independent under the NYSE standards for audit committee members.  The Board also determined that the Independent Directors who served at any time as members of the Bank’s Audit Committee during the period from January 1, 2013 through and including the date of this annual report on Form 10-K (Michael M. Horn, Joseph J. Melone, Richard S. Mroz, and Larry E. Thompson) were independent under the NYSE independence standards for audit committee members.

Section 10A(m) of the 1934 Act

In addition to the independence rules and standards above, on July 30, 2008, the Housing and Economic Recovery Act of 2008 amended the Securities Exchange Act of 1934 to require the Federal Home Loan Banks to comply with the rules issued by the SEC under Section 10A(m) of the 1934 Act, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she is an “affiliated person” of the Bank as defined by the SEC rules (i.e., the person controls, is controlled by, or is under common control with, the Bank). All Audit Committee members serving in 2013 met and all current Audit Committee members meet the substantive independence rules under Section 10A(m) of the 1934 Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years ended December 31,
	2013 (a)	2012 (a)	2011 (a)

Audit Fees	$879	$969	$937
Audit-related Fees	138	61	49
Tax Fees	3	19	—
All Other Fees	23	84	260
Total	$1,043	$1,133	$1,246

(a) The amounts in the table do not include the assessment from the Office of Finance (“OF”) for the Bank’s share of the audit fees of approximately $63 thousand, $54 thousand and $58 thousand, for 2013, 2012 and 2011, incurred in connection with the audit of the combined financial statements published by the OF.

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

ALL OTHER FEES

These other fees are primarily related to review of various accounting matters in 2013 and 2012, and consultation services for the review of payroll operations and tax compliance in 2011.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Bylaws of the Bank		8-K	9/23/2009
4.01	Amended and Restated Capital Plan of the Bank		8-K	8/5/2011
10.01	Bank 2012 Incentive Compensation Plan(a)		10-Q	5/11/2012
10.02	Bank 2013 Incentive Compensation Plan(a)		10-Q	8/9/2013
10.03	2012 Director Compensation Policy (a)		10-Q	5/11/2012
10.04	2013 Director Compensation Policy (a)		10-K	3/25/2013
10.05	2014 Director Compensation Policy(a)	X
10.06	Bank Amended and Restated Severance Pay Plan (a)		10-K	3/25/2013
10.07	Qualified Defined Benefit Plan (a)		10-K	3/25/2013
10.08	Qualified Defined Contribution Plan (a)		10-K	3/25/2013
10.09	Bank Amended and Restated Benefit Equalization Plan (a)		10-Q	5/12/2011
10.10	Thrift Restoration Plan (a)		10-Q	8/12/2010
10.11	Bank Amended and Restated Bank Profit Sharing Plan (a)		10-K	3/25/2013
10.12	Compensatory Arrangements for Named Executive Officers (a)	X
10.13	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	6/27/2006
10.14	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	8/5/2011

12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.01

The following financial information from the Bank’s Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL interactive data files: (i) Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Statements of Income for the three years ended December 31, 2013, 2012 and 2011; (iii) Statements of Comprehensive Income for the three years ended December 31, 2013, 2012 and 2011; (iv) Statements of Capital for the three years ended December 31, 2013, 2012 and 2011; (v) Statements of Cash Flows for the three years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Financial Statements for the three years

X

ended December 31, 2013, 2012 and 2011. Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101.01 are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise not subject to the liability of that section.

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

Date:  March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Alfred A. DelliBovi	President and Chief Executive Officer	March 21, 2014
Alfred A. DelliBovi
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial Officer	March 21, 2014
Kevin M. Neylan
(Principal Financial Officer)

/s/ Backer Ali	Vice President and Controller	March 21, 2014
Backer Ali
(Principal Accounting Officer)

/s/ Michael M. Horn	Chairman of the Board of Directors	March 21, 2014
Michael M. Horn

/s/ Joseph R. Ficalora	Vice Chairman of the Board of Directors	March 21, 2014
Joseph R. Ficalora

/s/ John R. Buran	Director	March 21, 2014
John R. Buran

/s/ Kevin Cummings	Director	March 21, 2014
Kevin Cummings

/s/ Anne Evans Estabrook	Director	March 21, 2014
Anne Evans Estabrook

/s/ Jay M. Ford	Director	March 21, 2014
Jay M. Ford

/s/ James W. Fulmer	Director	March 21, 2014
James W. Fulmer

/s/ Thomas L. Hoy	Director	March 21, 2014
Thomas L. Hoy

/s/ Gerald H. Lipkin	Director	March 21, 2014
Gerald H. Lipkin

/s/ Kevin J. Lynch	Director	March 21, 2014
Kevin J. Lynch

/s/ Joseph J. Melone	Director	March 21, 2014
Joseph J. Melone

/s/ Richard S. Mroz	Director	March 21, 2014
Richard S. Mroz

/s/ Vincent F. Palagiano	Director	March 21, 2014
Vincent F. Palagiano

/s/ C. Cathleen Raffaeli	Director	March 21, 2014
C. Cathleen Raffaeli

/s/ Monte N. Redman	Director	March 21, 2014
Monte N. Redman

/s/ Edwin C. Reed	Director	March 21, 2014
Edwin C. Reed

/s/ DeForest B. Soaries, Jr.	Director	March 21, 2014
DeForest B. Soaries, Jr.

/s/ Larry E. Thompson	Director	March 21, 2014
Larry E. Thompson

/s/ Carlos J. Vázquez	Director	March 21, 2014
Carlos J. Vázquez