Form 10-Q
period 2014-03-31
Federal Home Loan Bank of New York
filed 2014-05-09
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2014 was 54,729,755.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (in thousands, except par value of capital stock)

As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Cash and due from banks (Note 3)	$5,534,616	$15,309,998
Securities purchased under agreements to resell (Note 4)	500,000	—
Federal funds sold (Note 4)	9,872,000	5,986,000
Available-for-sale securities, net of unrealized gains of $15,022 at March 31, 2014 and $14,505 at December 31, 2013 (Note 6)	1,469,424	1,562,541
Held-to-maturity securities (Note 5)	12,254,080	12,535,928
Advances (Note 7) (Includes $19,207,125 at March 31, 2014 and $19,205,399 at December 31, 2013 at fair value under the fair value option)	87,677,059	90,765,017
Mortgage loans held-for-portfolio, net of allowance for credit losses of $5,945 at March 31, 2014 and $5,697 at December 31, 2013 (Note 8)	1,931,356	1,927,623
Accrued interest receivable	169,182	173,573
Premises, software, and equipment	11,478	11,808
Derivative assets (Note 15)	49,858	43,302
Other assets	14,196	17,115

Total assets	$119,483,249	$128,332,905

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,663,013	$1,865,399
Non-interest-bearing demand	30,936	25,941
Term	36,000	38,000

Total deposits	1,729,949	1,929,340

Consolidated obligations, net (Note 10)
Bonds (Includes $19,969,321 at March 31, 2014 and $22,868,401 at December 31, 2013 at fair value under the fair value option)	74,993,371	73,275,312
Discount notes (Includes $6,961,243 at March 31, 2014 and $4,260,635 at December 31, 2013 at fair value under the fair value option)	35,649,830	45,870,470

Total consolidated obligations	110,643,201	119,145,782

Mandatorily redeemable capital stock (Note 12)	23,915	23,994

Accrued interest payable	127,666	112,047
Affordable Housing Program (Note 11)	124,266	123,060
Derivative liabilities (Note 15)	345,716	349,150
Other liabilities	135,935	163,878

Total liabilities	113,130,648	121,847,251

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares:
54,386 at March 31, 2014 and 55,714 at December 31, 2013	5,438,616	5,571,400
Retained earnings
Unrestricted	836,384	841,412
Restricted (Note 12)	172,186	157,114
Total retained earnings	1,008,570	998,526
Total accumulated other comprehensive loss	(94,585)	(84,272)

Total capital	6,352,601	6,485,654

Total liabilities and capital	$119,483,249	$128,332,905

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (in thousands, except per share data)

For the three months ended March 31, 2014 and 2013

	Three months ended
	March 31,
	2014	2013
Interest income
Advances, net (Note 7)	$113,851	$109,993
Interest-bearing deposits (Note 4)	231	811
Securities purchased under agreements to resell (Note 4)	63	—
Federal funds sold (Note 4)	1,996	4,265
Available-for-sale securities (Note 6)	3,002	4,753
Held-to-maturity securities (Note 5)	66,623	59,741
Mortgage loans held-for-portfolio (Note 8)	17,463	16,794
Loans to other FHLBanks (Note 18)	2	14

Total interest income	203,231	196,371

Interest expense
Consolidated obligations-bonds (Note 10)	77,322	75,843
Consolidated obligations-discount notes (Note 10)	17,363	17,087
Deposits (Note 9)	143	162
Mandatorily redeemable capital stock (Note 12)	282	253
Cash collateral held and other borrowings (Note 18)	1	2

Total interest expense	95,111	93,347

Net interest income before provision for credit losses	108,120	103,024

Provision/(Reversal) for credit losses on mortgage loans	335	(37)

Net interest income after provision for credit losses	107,785	103,061

Other income (loss)
Service fees and other	2,732	2,355
Instruments held at fair value - Unrealized gains (Note 16)	805	3,679
Net realized and unrealized (losses) gains on derivatives and hedging activities (Note 15)	(2,122)	1,383
Losses from extinguishment of debt	(438)	(7,931)

Total other income (loss)	977	(514)

Other expenses
Operating	7,221	7,225
Compensation and benefits	14,158	14,106
Finance Agency and Office of Finance	3,619	3,451

Total other expenses	24,998	24,782

Income before assessments	83,764	77,765

Affordable Housing Program Assessments (Note 11)	8,405	7,802

Net income	$75,359	$69,963

Basic earnings per share (Note 13)	$1.37	$1.50

Cash dividends paid per share	$1.20	$1.13

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (in thousands)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013

Net Income	$75,359	$69,963
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities
Unrealized gains (losses)	517	(791)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Accretion of non-credit portion of OTTI	2,275	2,594
Net unrealized gains/losses relating to hedging activities
Unrealized (losses) gains	(20,308)	16,544
Reclassification of losses included in net income	736	1,067
Total net unrealized (losses) gains relating to hedging activities	(19,572)	17,611
Pension and postretirement benefits	6,467	381
Total other comprehensive (loss) income	(10,313)	19,795
Total comprehensive income	$65,046	$89,758

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital - Unaudited (in thousands, except per share data)

For the three months ended March 31, 2014 and 2013

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2012	47,975	$4,797,457	$797,567	$96,185	$893,752	$(199,380)	$5,491,829

Proceeds from issuance of capital stock	7,191	719,067	—	—	—	—	719,067
Repurchase/redemption of capital stock	(8,859)	(885,903)	—	—	—	—	(885,903)
Shares reclassified to mandatorily redeemable capital stock	(41)	(4,062)	—	—	—	—	(4,062)
Cash dividends ($1.13 per share) on capital stock	—	—	(52,719)	—	(52,719)	—	(52,719)
Comprehensive income	—	—	55,970	13,993	69,963	19,795	89,758

Balance, March 31, 2013	46,266	$4,626,559	$800,818	$110,178	$910,996	$(179,585)	$5,357,970

Balance, December 31, 2013	55,714	$5,571,400	$841,412	$157,114	$998,526	$(84,272)	$6,485,654

Proceeds from issuance of capital stock	8,396	839,623	—	—	—	—	839,623
Repurchase/redemption of capital stock	(9,724)	(972,407)	—	—	—	—	(972,407)
Cash dividends ($1.20 per share) on capital stock	—	—	(65,315)	—	(65,315)	—	(65,315)
Comprehensive income (loss)	—	—	60,287	15,072	75,359	(10,313)	65,046

Balance, March 31, 2014	54,386	$5,438,616	$836,384	$172,186	$1,008,570	$(94,585)	$6,352,601

(a)  Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013
Operating activities

Net Income	$75,359	$69,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(21,249)	5,045
Concessions on consolidated obligations	904	963
Premises, software, and equipment	871	983
Provision/(Reversal) for credit losses on mortgage loans	335	(37)
Change in net fair value adjustments on derivatives and hedging activities	86,448	46,834
Change in fair value adjustments on financial instruments held at fair value	(805)	(3,679)
Losses from extinguishment of debt	438	7,931
Net change in:
Accrued interest receivable	4,735	(13,972)
Derivative assets due to accrued interest	2,396	(17,825)
Derivative liabilities due to accrued interest	(2,249)	10,928
Other assets	2,980	2,766
Affordable Housing Program liability	1,206	(6,430)
Accrued interest payable	15,598	41,032
Other liabilities	(23,387)	(3,908)
Total adjustments	68,221	70,631
Net cash provided by operating activities	143,580	140,594

Investing activities
Net change in:
Interest-bearing deposits	134,130	249,034
Securities purchased under agreements to resell	(500,000)	—
Federal funds sold	(3,886,000)	(6,028,000)
Deposits with other FHLBanks	(87)	(124)
Premises, software, and equipment	(541)	(2,070)
Held-to-maturity securities:
Purchased	—	(661,209)
Repayments	283,056	548,211
Available-for-sale securities:
Repayments	93,891	215,390
Proceeds from sales	231	204
Advances:
Principal collected	189,233,975	98,083,797
Made	(186,257,397)	(94,280,061)
Mortgage loans held-for-portfolio:
Principal collected	43,550	95,586
Purchased	(48,916)	(140,390)
Proceeds from sales of REO	976	—
Net cash used in investing activities	(903,132)	(1,919,632)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (in thousands)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013
Financing activities
Net change in:
Deposits and other borrowings	$(199,480)	$63,200
Derivative contracts with financing element	(59,425)	(56,607)
Consolidated obligation bonds:
Proceeds from issuance	16,217,966	8,776,549
Payments for maturing and early retirement	(14,554,994)	(12,383,131)
Net payments on bonds transferred to other FHLBanks (a)	—	(28,943)
Consolidated obligation discount notes:
Proceeds from issuance	42,332,176	31,927,844
Payments for maturing	(52,553,895)	(29,152,607)
Capital stock:
Proceeds from issuance of capital stock	839,623	719,067
Payments for repurchase/redemption of capital stock	(972,407)	(885,903)
Redemption of mandatorily redeemable capital stock	(79)	(1,033)
Cash dividends paid (b)	(65,315)	(52,719)
Net cash used in financing activities	(9,015,830)	(1,074,283)
Net decrease in cash and due from banks	(9,775,382)	(2,853,321)
Cash and due from banks at beginning of the period	15,309,998	7,553,188
Cash and due from banks at end of the period	$5,534,616	$4,699,867

Supplemental disclosures:
Interest paid	$83,582	$46,484
Affordable Housing Program payments (c)	$7,199	$14,232
Transfers of mortgage loans to real estate owned	$449	$580

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

Basis of Presentation

The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. and with instructions provided by the Securities and Exchange Commission.  The preparation requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the reported periods.  Although management believes these judgments, estimates and assumptions to be appropriate, actual results may differ.  The information contained in these financial statements is unaudited.  In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made.  These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2013 included in Form 10-K filed on March 24, 2014.

Significant Accounting Policies and Estimates

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the Bank’s securities portfolios, and estimating fair values of certain assets and liabilities.  There have been no significant changes to accounting policies from those identified in Note 1. Significant Accounting Policies and Estimates in Notes to the Financial Statements in the Bank’s most recent Form 10-K filed on March 24, 2014, which contains a summary of the Bank’s significant accounting policies and estimates.

Recently Adopted Significant Accounting Policies

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  On April 9, 2012, the Federal Housing Finance Agency (“FHFA”), the FHLBank’s regulator, issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that establishes adverse classification, identification of Special Mention assets and off-balance sheet credit exposures.  The guidance is expected to be applied prospectively, and was effective at issuance.  The FHFA issued additional guidance that extended the effective date of classification aspects of this Advisory Bulletin to January 1, 2014.  Adoption in the first quarter of 2014 had no impact on of the results of operations, financial condition and cash flows.

The Advisory Bulletin also prescribes the timing of asset charge-offs if an asset is at 180 days or more past due, subject to certain conditions.  That guidance is not effective until January 1, 2015 and is further discussed in Note 2.  Recently issued Accounting Standards and Interpretations.

Joint and Several Liability Arrangements.  In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors.  In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  This guidance became effective for interim and annual periods beginning on January 1, 2014 and is to be applied retrospectively for obligations with joint and several liabilities existing at January 1, 2014.  The guidance had no effect on the FHLBNY’s financial condition, results of operations or cash flows.

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

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  On April 9, 2012, the Federal Housing Finance Agency (“FHFA”), the FHLBank’s regulator, issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that provided two part guidance.  The first guidance, which addresses the classification of assets was adopted on January 1, 2014 as required.  The second guidance prescribes the timing of asset charge-offs if an asset is at 180 days or more past due, subject to certain conditions.  The guidance is not effective until January 1, 2015.

Under existing policies, the FHLBNY records a charge-off on MPF loans based upon the occurrence of a confirming event, which is typically the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure.  Adoption of the Advisory Bulletin may accelerate the timing of charge-offs.  The FHLBNY is reviewing the operational aspects of implementing the guidance.  The FHLBNY’s current practice is to record credit loss allowance on a loan level basis on all MPF loans delinquent 90 days or greater (for loans in bankruptcy status, an allowance is recorded regardless of delinquency status), and to measure the allowance based on the shortfall of the value of collateral (less estimated selling costs) to the recorded investment in the impaired loan.  Therefore, the FHLBNY does not expect an acceleration of the charge-offs to have a material impact on its financial condition, results of operations and cash flows.

Note   3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Pass-through Deposit Reserves

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $71.5 million and $76.3 million as of March 31, 2014 and December 31, 2013.  The Bank includes member reserve balances in Other liabilities in the Statements of Condition.

Note   4.                                                   Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreements to Resell.

Federal funds sold — Federal funds sold are unsecured advances to third parties.

Interest-bearing deposits — Cash Collateral Pledged to Derivative Counterparties — The FHLBNY executes derivatives with major swap dealers and financial institutions (“derivative counterparties” or “counterparties”), and enters into bilateral collateral agreements.  Beginning June 10, 2013, certain of the FHLBNY’s derivatives are cleared and settled through one or several Derivative Clearing Organizations (“DCO”) as mandated under the Dodd-Frank Act.  The FHLBNY considers the DCO as a derivative counterparty.  For both bilaterally executed derivatives and derivatives cleared through a DCO, when a derivative counterparty is exposed, the FHLBNY would post cash as pledged collateral to mitigate the counterparty’s credit exposure.

At March 31, 2014 and December 31, 2013, the FHLBNY had deposited $1.4 billion and $1.5 billion with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  See Credit Risk due to nonperformance by counterparties in Note 15. Derivatives and Hedging activities.

Securities purchased under agreements to resell — As part of the FHLBNY’s banking activities, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which marketable securities are taken as collateral.  The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral.  The collateral is typically in the form of highly-rated marketable securities, and the FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  Under these agreements, the FHLBNY would not have the right to re-pledge the securities received.  Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.  Outstanding balances were $500.0 million at March 31, 2014, and no balance was outstanding at December 31, 2013.  Transaction balances averaged $687.8 million in the three months ended March 31, 2014 and $72.9 million in the twelve months ended December 31, 2013.  There was no transaction for the three months ended March 31, 2013.

Interest income from securities purchased under agreements to resell was $0.1 million for the three months ended March 31, 2014.

Note   5.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	March 31, 2014
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$288,492	$—	$288,492	$23,572	$—	$312,064
Freddie Mac	84,915	—	84,915	5,867	—	90,782
Total pools of mortgages	373,407	—	373,407	29,439	—	402,846

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	3,109,957	—	3,109,957	14,240	(2,975)	3,121,222
Freddie Mac	2,060,714	—	2,060,714	12,219	(1,153)	2,071,780
Ginnie Mae	40,375	—	40,375	530	—	40,905
Total CMOs/REMICs	5,211,046	—	5,211,046	26,989	(4,128)	5,233,907

Commercial Mortgage-Backed Securities
Fannie Mae	1,630,157	—	1,630,157	8,946	(22,065)	1,617,038
Freddie Mac	3,941,318	—	3,941,318	118,074	(33,356)	4,026,036
Total commercial mortgage-backed securities	5,571,475	—	5,571,475	127,020	(55,421)	5,643,074

Non-GSE MBS (b)
CMOs/REMICs	43,298	(545)	42,753	1,754	(643)	43,864

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	107,365	—	107,365	3,103	—	110,468
Home equity loans (insured) (c)	173,168	(37,025)	136,143	62,963	(165)	198,941
Home equity loans (uninsured)	110,976	(13,445)	97,531	14,300	(3,078)	108,753
Total asset-backed securities	391,509	(50,470)	341,039	80,366	(3,243)	418,162

Total MBS	11,590,735	(51,015)	11,539,720	265,568	(63,435)	11,741,853

Other
State and local housing finance agency obligations	714,360	—	714,360	721	(52,643)	662,438

Total Held-to-maturity securities	$12,305,095	$(51,015)	$12,254,080	$266,289	$(116,078)	$12,404,291

	December 31, 2013
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$307,818	$—	$307,818	$23,973	$—	$331,791
Freddie Mac	90,889	—	90,889	5,883	—	96,772
Total pools of mortgages	398,707	—	398,707	29,856	—	428,563

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	3,218,994	—	3,218,994	9,270	(13,919)	3,214,345
Freddie Mac	2,151,418	—	2,151,418	11,664	(5,065)	2,158,017
Ginnie Mae	43,565	—	43,565	591	—	44,156
Total CMOs/REMICs	5,413,977	—	5,413,977	21,525	(18,984)	5,416,518

Commercial Mortgage-Backed Securities
Fannie Mae	1,663,465	—	1,663,465	6,798	(33,780)	1,636,483
Freddie Mac	3,942,932	—	3,942,932	94,191	(56,693)	3,980,430
Total commercial mortgage-backed securities	5,606,397	—	5,606,397	100,989	(90,473)	5,616,913

Non-GSE MBS (b)
CMOs/REMICs	50,260	(608)	49,652	1,653	(488)	50,817

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	112,115	—	112,115	2,766	—	114,881
Home equity loans (insured) (c)	177,641	(38,664)	138,977	62,492	(196)	201,273
Home equity loans (uninsured)	115,242	(14,019)	101,223	14,704	(3,162)	112,765
Total asset-backed securities	404,998	(52,683)	352,315	79,962	(3,358)	428,919

Total MBS	11,874,339	(53,291)	11,821,048	233,985	(113,303)	11,941,730

Other
State and local housing finance agency obligations	714,880	—	714,880	758	(53,984)	661,654

Total Held-to-maturity securities	$12,589,219	$(53,291)	$12,535,928	$234,743	$(167,287)	$12,603,384

(a)                                  Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.

(b)                                  The amounts represent non-Agency private-label mortgage- and asset-backed securities.

(c)                                   Amortized cost — Represents unamortized cost less credit OTTI, net of credit OTTI reversed due to improvements in cash flows.  Certain non-agency Private label MBS are insured by Ambac Assurance Corp (“Ambac”), MBIA Insurance Corp (“MBIA”) and AGM.  For more information, see Monoline insurer analysis and discussions in the most recent Form 10-K filed on March 24, 2014.

Securities Pledged

At March 31, 2014 and December 31, 2013, the FHLBNY had pledged MBS with an amortized cost basis of $11.4 million and $11.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

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

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	March 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$282,027	$(52,643)	$282,027	$(52,643)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,439,250	(24,877)	88,899	(163)	1,528,149	(25,040)
Freddie Mac	1,718,515	(34,509)	—	—	1,718,515	(34,509)
Total MBS-GSE	3,157,765	(59,386)	88,899	(163)	3,246,664	(59,549)
MBS-Private-Label	—	—	81,634	(3,962)	81,634	(3,962)
Total MBS	3,157,765	(59,386)	170,533	(4,125)	3,328,298	(63,511)
Total	$3,157,765	$(59,386)	$452,560	$(56,768)	$3,610,325	$(116,154)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$281,191	$(53,984)	$281,191	$(53,984)
MBS Investment Securities
MBS-GSE
Fannie Mae	2,492,985	(47,699)	—	—	2,492,985	(47,699)
Freddie Mac	2,085,947	(61,758)	—	—	2,085,947	(61,758)
Total MBS-GSE	4,578,932	(109,457)	—	—	4,578,932	(109,457)
MBS-Private-Label	3,923	(3)	222,988	(3,990)	226,911	(3,993)
Total MBS	4,582,855	(109,460)	222,988	(3,990)	4,805,843	(113,450)
Total	$4,582,855	$(109,460)	$504,179	$(57,974)	$5,087,034	$(167,434)

At March 31, 2014 and December 31, 2013, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $52.6 million and $54.0 million.  These gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of March 31, 2014, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the Bank from losses based on current expectations.  As a result, the Bank expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the Bank may experience OTTI in future periods.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$52,155	$50,617	$52,155	$50,490
Due after five years through ten years	48,915	47,803	48,915	47,690
Due after ten years	613,290	564,018	613,810	563,474
State and local housing finance agency obligations	714,360	662,438	714,880	661,654

Mortgage-backed securities
Due in one year or less	—	—	19	19
Due after one year through five years	2,032,235	2,060,460	1,665,395	1,692,238
Due after five years through ten years	3,699,378	3,749,661	4,119,354	4,110,550
Due after ten years	5,859,122	5,931,732	6,089,571	6,138,923
Mortgage-backed securities	11,590,735	11,741,853	11,874,339	11,941,730

Total Held-to-maturity securities	$12,305,095	$12,404,291	$12,589,219	$12,603,384

(a)         Amortized cost is after adjusting for a net premium of $40.8  million and $42.5 million at March 31, 2014 and December 31, 2013.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	March 31, 2014		December 31, 2013
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,749,393	$1,748,500	$1,797,590	$1,796,510
Floating	3,489,575	3,489,575	3,646,140	3,646,140
Total CMO	5,238,968	5,238,075	5,443,730	5,442,650
CMBS
Fixed	4,746,165	4,746,165	4,753,307	4,753,307
Floating	825,310	825,310	853,090	853,090
Total CMBS	5,571,475	5,571,475	5,606,397	5,606,397
Pass Thru (a)
Fixed	694,399	645,229	735,333	684,110
Floating	85,893	84,941	88,879	87,891
Total Pass Thru	780,292	730,170	824,212	772,001
Total MBS	11,590,735	11,539,720	11,874,339	11,821,048
State and local housing finance agency obligations
Fixed	35,520	35,520	35,535	35,535
Floating	678,840	678,840	679,345	679,345
Total State and local housing finance agency obligations	714,360	714,360	714,880	714,880
Total Held-to-maturity securities	$12,305,095	$12,254,080	$12,589,219	$12,535,928

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

Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on 100% of non-agency PLMBS securities.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 24, 2014.  No credit related OTTI was identified in the first quarter of 2014 or in any periods in 2013.

The following table provides roll-forward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended March 31,
	2014	2013
Beginning balance	$36,543	$36,782
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(236)	—
Ending balance	$36,307	$36,782

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for private-label MBS at March 31, 2014 and December 31, 2013.  No OTTI was recorded at March 31, 2014 and December 31, 2013.

	Key Base Assumptions - All PLMBS at March 31, 2014
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-4.7	1.3	9.5-25.0	18.2	44.5-55.4	49.3
RMBS Alt-A (d)	1.0-8.8	1.8	2.0-9.4	5.1	30.0-30.0	30.0
HEL Subprime (e)	1.0-10.7	5.6	2.0-13.6	6.1	19.1-100.0	63.7
Manufactured Housing Loans	2.8-5.9	4.7	2.6-3.5	2.9	77.2-82.5	80.4

	Key Base Assumptions - All PLMBS at December 31, 2013
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.2-3.9	1.1	8.5-31.5	16.7	30.0-55.4	44.8
RMBS Alt-A (d)	0.0-8.7	1.8	2.0-9.9	5.6	0.0-30.0	29.9
HEL Subprime (e)	1.0-9.1	4.2	2.0-16.2	5.1	20.6-100.0	64.5
Manufactured Housing Loans	2.8-5.7	4.6	2.2-3.5	2.7	76.3-82.1	79.8

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

The carrying value of an AFS security equals its fair value, and at March 31, 2014 and December 31, 2013, no AFS security was Other-than-temporarily impaired.  The following table provides major security types (in thousands):

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$139	$—	$—	$139
Equity funds (a)	4,514	1,819	—	6,333
Fixed income funds (a)	3,730	137	(18)	3,849
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,403,010	12,648	—	1,415,658
CMBS-Floating	43,009	436	—	43,445
Total Available-for-sale securities	$1,454,402	$15,040	$(18)	$1,469,424

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$228	$—	$—	$228
Equity funds (a)	4,578	1,766	—	6,344
Fixed income funds (a)	3,757	111	(33)	3,835
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,496,375	12,326	(59)	1,508,642
CMBS-Floating	43,098	394	—	43,492
Total Available-for-sale securities	$1,548,036	$14,597	$(92)	$1,562,541

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

Unrealized Losses — MBS Classified as AFS Securities (in thousands):

At March 31, 2014, there were no MBS designated as AFS that were in an unrealized loss position.  The following table summarizes unrealized losses at December 31, 2013 (in thousands):

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2014		December 31, 2013

	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after five years through ten years	$43,009	$43,445	$43,098	$43,492
Due after ten years	1,403,010	1,415,658	1,496,375	1,508,642
Fixed income funds, equity funds and cash equivalents (b)	8,383	10,321	8,563	10,407

Total Available-for-sale securities	$1,454,402	$1,469,424	$1,548,036	$1,562,541

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the Grantor Trust are determined to be redeemable at short notice.

(c)          Amortized cost is net of unamortized (discounts) and premiums of ($4.8) million and ($5.2) million at March 31, 2014 and December 31, 2013.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$1,403,010	$1,415,658	$1,496,375	$1,508,642
CMBS floating - LIBOR	43,009	43,445	43,098	43,492

Total Mortgage-backed securities (a)	$1,446,019	$1,459,103	$1,539,473	$1,552,134

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 7.                                                               Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2014			December 31, 2013
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$38,674,906	0.64%	45.10%	$42,186,651	0.67%	47.54%
Due after one year through two years	11,013,683	1.78	12.84	10,190,479	1.64	11.48
Due after two years through three years	10,834,423	2.90	12.63	11,578,265	2.94	13.05
Due after three years through four years	8,204,946	2.73	9.57	7,990,999	2.79	9.00
Due after four years through five years	5,340,326	2.41	6.23	5,302,717	2.54	5.98
Thereafter	11,692,738	2.82	13.63	11,488,489	2.82	12.95

Total par value	85,761,022	1.68%	100.00%	88,737,600	1.66%	100.00%

Hedge valuation basis adjustments (b)	1,908,912			2,022,018
Fair value option valuation adjustments and accrued interest (c)	7,125			5,399

Total	$87,677,059			$90,765,017

(a)         The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

(b)         Hedge valuation basis adjustments represent changes in the fair values of fixed-rate advances due to changes in the benchmark rate under a qualifying Fair value hedge.

(c)          Valuation adjustments representing changes in the full fair values of advances elected under the FVO.

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19. Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 18.5% of total advances at March 31, 2014 and December 31, 2013.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.

As with all members, insurance companies are also required to purchase our capital stock as a prerequisite to membership.  We take a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, we require an insurance company to be highly-rated, and we perform credit analysis of insurance borrowers quarterly.  To date we have accepted only life insurance companies to our membership.  We also require our member insurance companies to pledge in our custody, highly-rated marketable securities to collateralize their borrowings.  Appropriate haircut values are applied to the securities, and the haircuts are reviewed quarterly to adjust for price volatility.

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of March 31, 2014 and December 31, 2013, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$357,816	18.82%	$369,280	19.46%
Fixed long-term single-family mortgages	1,543,309	81.18	1,528,033	80.54
Multi-family mortgages	65	—	65	—

Total par value	1,901,190	100.00%	1,897,378	100.00%

Unamortized premiums	37,133		37,086
Unamortized discounts	(2,862)		(2,966)
Basis adjustment (b)	1,840		1,822

Total mortgage loans held-for-portfolio	1,937,301		1,933,320
Allowance for credit losses	(5,945)		(5,697)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$1,931,356		$1,927,623

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $20.0 million and $19.7 million at March 31, 2014 and December 31, 2013.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $0.4 million for the three months ended March 31, 2014 and 2013.  These fees were reported as a reduction to mortgage loan interest income.

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

Credit Enhancement Fees

The credit enhancement fee (“CE fees”) due to the PFI for taking on a credit enhancement obligation is accrued based on the master commitments outstanding, and for certain MPF products the CE fees are held back for 12 months and then paid monthly to the PFIs.  Under the MPF agreements with PFIs, the FHLBNY may recover credit losses from future CE fees.  The FHLBNY does not consider CE fees when computing the allowance for credit losses.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, and that there is no other available and reliable source of repayment.  If a loss is incurred, the FHLBNY would withhold CE fee payments to the PFI associated with the loan that is in a loss position.  The amount withheld would be commensurate with the credit loss and the loss layer for which the PFI has assumed the credit enhancement responsibility.  The FHLBNY’s loss experience has been insignificant and amounts of CE fees withheld have been insignificant.

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.

The following provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended March 31,
	2014	2013
Allowance for credit losses:
Beginning balance	$5,697	$6,982
Charge-offs	(132)	(425)
Recoveries	45	189
Provision/(Reversal) for credit losses on mortgage loans	335	(37)
Ending balance	$5,945	$6,709

Ending balance, individually evaluated for impairment	$5,945	$6,709

	March 31, 2014	December 31, 2013
Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance (b)	$29,077	$28,321
Not impaired, no related allowance	1,786,592	1,793,895
Total uninsured mortgage loans	$1,815,669	$1,822,216

Collectively evaluated for impairment (c)
Impaired, with or without a related allowance	$1,356	$1,277
Not impaired, no related allowance	129,449	118,956
Total insured mortgage loans	$130,805	$120,233

(a)         Allowances for credit losses have generally remained flat or lower, in line with declining nonperforming loans, which is consistent with the stability in housing prices/liquidation values of real property securing impaired loans in the New York and New Jersey states.

(b)         Loans considered impaired have remained relatively flat over the periods in this report, as delinquency rates have been stable.

(c)          FHA- and VA loans are collectively evaluated for impairment.  Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	March 31, 2014	December 31, 2013
Total Mortgage loans, net of allowance for credit losses (a)	$1,931,356	$1,927,623
Non-performing mortgage loans - Conventional (b)	$26,599	$26,243
Insured MPF loans past due 90 days or more and still accruing interest (b)	$1,288	$1,218

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

The following table summarizes the recorded investment in impaired loans, the unpaid principal balance and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	March 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a)(b)	$8,755	$8,730	$—	$9,426	$—
With an allowance:
Conventional MPF Loans (a)	20,322	20,314	5,945	20,046	—
Total Conventional MPF Loans (a)	$29,077	$29,044	$5,945	$29,472	$—

	December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
Impaired Loans	Investment	Balance	Allowance	Investment	Recognized (c)
With no related allowance:
Conventional MPF Loans (a)(b)	$9,309	$9,282	$—	$10,180	$—
With an allowance:
Conventional MPF Loans (a)	19,012	19,046	5,697	20,468	—
Total Conventional MPF Loans (a)	$28,321	$28,328	$5,697	$30,648	$—

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

Mortgage Loans — Interest on Non-performing Loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended March 31,
	2014	2013

Interest contractually due (a)	$409	$444
Interest actually received	373	406

Shortfall	$36	$38

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

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investments, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	March 31, 2014			December 31, 2013
	Conventional	Insured	Other	Conventional		Insured		Other
Mortgage loans:	MPF Loans	Loans	Loans	MPF Loans		Loans		Loans
Past due 30 - 59 days	$20,137	$2,018	$—	$20,612		$1,947		$—
Past due 60 - 89 days	4,557	376	—	4,956		189		—
Past due 90 - 179 days	2,845	671	—	4,231		911		—
Past due 180 days or more	23,747	685	—	22,001		366		—
Total past due	51,286	3,750	—	51,800		3,413		—
Total current loans	1,764,318	127,055	65	1,770,350		116,820		66
Total mortgage loans	$1,815,604	$130,805	$65	$1,822,150		$120,233		$66
Other delinquency statistics:
Loans in process of foreclosure, included above	$16,564	$475	$—	$15,989		$236		$—
Number of foreclosures outstanding at period end	116	9	—	113		8		—
Serious delinquency rate (a)	1.47%	1.04%	—%	1.45%		1.06%		—%
Serious delinquent loans total used in calculation of serious delinquency rate	$26,716	$1,356	$—	$26,358		$1,277		$—
Past due 90 days or more and still accruing interest	$—	$1,356	$—	$—		$1,277		$—
Loans on non-accrual status	$26,592	$—	$—	$26,232		$—		$—
Troubled debt restructurings:
Loans discharged from bankruptcy	$9,607	$418	$—	$9,511	(c)	$444	(b)	$—
Modified loans under MPF® program	$813	$—	$—	$817	(c)	$—		$—
Real estate owned	$1,536			$1,772

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Previously we had reported the data under the category “Modified loans under the MPF program.

(c)          Loans discharged from Chapter 7 bankruptcies are considered as TDR.

Troubled Debt Restructurings (“TDRs”) and MPF modification standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2013.  This modification plan was made available to homeowners currently in default or imminent danger of default.  As of March 31, 2014, four MPF loans had been modified under the plan.

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

Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balance was $0.4 million at March 31, 2014 and December 31, 2013.

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

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $9.6 million and $9.5 million of such loans were outstanding at March 31, 2014 and December 31, 2013.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more.  Included in loans outstanding at March 31, 2014, $9.6 million of loans had been discharged from bankruptcy, and $0.7 million were impaired due to their past due delinquency status.  The allowance for credit losses associated with those loans was $0.2 million.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	March 31, 2014			December 31, 2013
Recorded Investment Outstanding	Performing	Non- performing	Total TDR	Performing	Non- performing	Total TDR
Troubled debt restructurings (TDR) (a):
Loans discharged from bankruptcy	$8,866	$741	$9,607	$8,706	$805	$9,511	(b)
Modified loans under MPF® program	449	364	813	451	366	817	(b)
Total troubled debt restructurings	$9,315	$1,105	$10,420	$9,157	$1,171	$10,328
Related Allowance			$540			$592

(a) Insured loans were not included in the calculation for troubled debt restructuring.

(b) Loans discharged from Chapter 7 bankruptcy are considered as TDR.

Note 9.                                                               Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  The following table summarizes deposits (in thousands):

	March 31, 2014	December 31, 2013
Interest-bearing deposits
Interest-bearing demand	$1,663,013	$1,865,399
Term	36,000	38,000
Total interest-bearing deposits	1,699,013	1,903,399
Non-interest-bearing demand	30,936	25,941
Total deposits	$1,729,949	$1,929,340

Term deposits were for periods of one year or less.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits (a)	$1,699,013	0.04%	$1,903,399	0.04%
Non-interest-bearing deposits	30,936		25,941
Total deposits	$1,729,949		$1,929,340

(a)         Primarily adjustable rate

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, was approximately $0.8 trillion as of March 31, 2014 and December 31, 2013.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	March 31, 2014	December 31, 2013

Percentage of unpledged qualifying assets to consolidated obligations	108%	108%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013

Consolidated obligation bonds-amortized cost	$74,584,698	$72,929,931
Hedge valuation basis adjustments (a)	324,348	261,480
Hedge basis adjustments on terminated hedges (b)	75,004	75,500
FVO (c) - valuation adjustments and accrued interest	9,321	8,401

Total Consolidated obligation-bonds	$74,993,371	$73,275,312

Discount notes-amortized cost	$35,646,140	$45,868,730
FVO (c) - valuation adjustments and remaining accretion	3,690	1,740

Total Consolidated obligation-discount notes	$35,649,830	$45,870,470

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

(c)    Valuation adjustments represent changes in the full fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2014			December 31, 2013
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$45,947,985	0.36%	61.63%	$47,718,425	0.35%	65.47%
Over one year through two years	9,530,995	0.95	12.79	9,307,800	1.05	12.77
Over two years through three years	5,671,300	1.08	7.61	3,097,960	1.22	4.25
Over three years through four years	4,065,355	1.74	5.45	2,182,390	2.15	2.99
Over four years through five years	1,820,870	1.55	2.44	2,672,340	1.41	3.67
Thereafter	7,513,310	2.38	10.08	7,907,210	2.34	10.85

Total par value	74,549,815	0.80%	100.00%	72,886,125	0.79%	100.00%

Bond premiums (b)	59,407			68,737
Bond discounts (b)	(24,524)			(24,931)
Hedge valuation basis adjustments (c)	324,348			261,480
Hedge basis adjustments on terminated hedges (d)	75,004			75,500
FVO (e) - valuation adjustments and accrued interest	9,321			8,401

Total Consolidated obligation-bonds	$74,993,371			$73,275,312

(a)   Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)   Amortization of bond premiums and discounts resulted in net reduction of interest expense of $10.0 million and $14.8 million in the three months ended March 31, 2014 and 2013.  Amortization of basis adjustments from terminated hedges were interest expenses of $0.8 million and $1.1 million in the three months ended March 31, 2014 and 2013.

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

(e)    Valuation adjustments represent changes in the full fair values of bonds elected under the FVO.

Interest rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$49,341,315	66.19%	$51,487,625	70.64%
Fixed-rate, callable	9,502,500	12.75	7,292,500	10.01
Step Up, callable	2,201,000	2.95	2,026,000	2.78
Step Down, callable	25,000	0.03	25,000	0.03
Single-index floating rate	13,480,000	18.08	12,055,000	16.54

Total par value	74,549,815	100.00%	72,886,125	100.00%

Bond premiums	59,407		68,737
Bond discounts	(24,524)		(24,931)
Hedge valuation basis adjustments (a)	324,348		261,480
Hedge basis adjustments on terminated hedges (b)	75,004		75,500
FVO (c) - valuation adjustments and accrued interest	9,321		8,401

Total Consolidated obligation-bonds	$74,993,371		$73,275,312

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

Discount Notes

Consolidated obligation — Discount notes are consolidated obligations with original maturities of up to one year.  Notes are issued at less than their face amount and redeemed at par when they mature.  The FHLBNY’s outstanding consolidated obligation — discount notes were as follows (dollars in thousands):

	March 31, 2014	December 31, 2013

Par value	$35,654,235	$45,876,381

Amortized cost	$35,646,140	$45,868,730
Fair value option valuation adjustments (a)	3,690	1,740

Total discount notes	$35,649,830	$45,870,470

Weighted average interest rate	0.08%	0.07%

(a)   Valuation adjustments represent changes in the full fair values of discount notes elected under the FVO.

Note 11.  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability set aside, see the Bank’s most recent Form 10-K filed on March 24, 2014.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2014	2013

Beginning balance	$123,060	$134,942
Additions from current period’s assessments	8,405	7,802
Net disbursements for grants and programs	(7,199)	(14,232)
Ending balance	$124,266	$128,512

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

The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented.  The FHLBNY met the “adequately capitalized” classification, which is the highest rating, under the capital rule.  However, the Finance Agency has discretion to reclassify a FHLBank and to modify or add to the corrective action requirements for a particular capital classification.  If the FHLBNY became classified into a capital classification other than adequately capitalized, the Bank could be adversely impacted by the corrective action requirements for that capital classification. For more information about the capital rules under the Finance Agency regulations and a discussion of any corrective actions, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the audited financial statements included in our most recent Form 10-K filed on March 24, 2014.

Risk-based Capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	March 31, 2014		December 31, 2013
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a) (e)	$593,979	$6,471,100	$655,458	$6,593,921
Total capital-to-asset ratio	4.00%	5.42%	4.00%	5.14%
Total capital (b)	$4,779,330	$6,471,100	$5,133,316	$6,593,921
Leverage ratio	5.00%	8.12%	5.00%	7.71%
Leverage capital (c)	$5,974,162	$9,706,651	$6,416,645	$9,890,881

(a)   Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

(b)   Required “Total capital” is 4.0% of total assets.

(c)    Actual “Leverage capital” is actual “Risk-based capital” times 1.5.

(d)   Required minimum.

(e)    Under regulatory guidelines issued by the Finance Agency and consistent with guidance provided by the banking regulators to maintain the risk weights at AAA for Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	March 31, 2014	December 31, 2013

Redemption less than one year	$4,081	$4,081
Redemption from one year to less than three years	5,172	5,174
Redemption from three years to less than five years	12,026	12,028
Redemption from five years or greater	2,636	2,711

Total	$23,915	$23,994

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2014	2013

Beginning balance	$23,994	$23,143
Capital stock subject to mandatory redemption reclassified from equity	—	4,062
Redemption of mandatorily redeemable capital stock (a)	(79)	(1,033)

Ending balance	$23,915	$26,172

Accrued interest payable (b)	$236	$253

(a)   Redemption includes repayment of excess stock.

(b)   The annualized accrual rates were 4.75% for March 31, 2014 and 4.50% for March 31, 2013 on mandatorily redeemable capital stock.

Restricted Retained Earnings

Under the 12 FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), beginning with the third quarter of 2011, each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  At March 31, 2014 and December 31, 2013, $172.2 million and $157.1 million were recorded in Capital in the FHLBNY’s Statements of Condition as restricted retained earnings.

Note 13.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2014	2013

Net income	$75,359	$69,963

Net income available to stockholders	$75,359	$69,963

Weighted average shares of capital	55,182	46,936
Less: Mandatorily redeemable capital stock	(240)	(225)
Average number of shares of capital used to calculate earnings per share	54,942	46,711

Basic earnings per share	$1.37	$1.50

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

The Bank also offers a Retiree Medical Benefit Plan, which is a postretirement health benefit plan.  There are no funded plan assets that have been designated to provide postretirement health benefits.  On March 26, 2014, the Bank notified its employees of Board-approved amendments to its postretirement health benefit plan effective January 1, 2015.  There were no changes in the first quarter of 2014 to the Pentegra DB Plan or the BEP.

Accumulated pension benefit obligations before and after the amendments are summarized in the table immediately following the table below.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Defined Benefit Plan	$242	$189
Benefit Equalization Plan (defined benefit)	872	989
Defined Contribution Plan	401	395
Postretirement Health Benefit Plan	519	384

Total retirement plan expenses	$2,034	$1,957

Postretirement Health Benefit Plan — Negative Plan Amendments

The Bank’s postretirement health benefit plan was amended in the first quarter of 2014.  For active employees, Retiree Medical Benefits Plan will be eliminated for employees who are not age 55 and have 10 years of employment service at the Bank as of January 1, 2015.  For those employees who qualify to remain in the plan, the current Defined Dollar Plan subsidy will be reduced by 50% for all service earned after December 31, 2014, and the annual “Cost of Living Adjustment” will be eliminated.  The negative plan amendments (as defined in Accounting Standards Codification ASC 715-60-55) resulted in a reduction of $8.8 million in plan obligations.  Prior to the plan amendments, the net periodic benefit cost was estimated to be $2.0 million for 2014; after the amendments, the net periodic benefit cost is estimated to be $0.5 million for the first quarter of 2014. No expenses are projected for the remainder of 2014, as amortization of gains due to plan amendments exceed service, interest and other costs.

The table below summarizes the impact of the amendments:

Postretirement Health Benefit Plan — Plan Amendments (in thousands):

				Amounts Remaining in
				AOCI
	Net Periodic	Other	Postretirement		Prior
	Postretirement	Comprehensive	Benefit	Net	Service
	Benefit Cost	Income	Liability	Gain/Loss	Cost
Beginning of the period - January 1, 2014			$(20,428)	$3,047	$—
Plan amendment		$(8,821)	8,821	—	(8,821)
Recognition of components of net periodic
postretirement benefit cost:
Service cost	$218		(218)
Interest cost	248		(248)
Amortization of loss	53	(53)		(53)
Total net periodic postretirement benefit cost	$519
Net loss		2,737	(2,737)	2,737
Total other comprehensive income		$(6,137)
Benefit payments			185
Net change			5,803	2,684	(8,821)
End of the period - March 31, 2014			$(14,625)	$5,731	$(8,821)

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2014	2013

Service cost (benefits attributed to service during the period)	$218	$237
Interest cost on accumulated postretirement health benefit obligation	248	201
Amortization of loss/(gain)	53	107
Amortization of prior service (credit)/cost	—	(161)

Net periodic postretirement health benefit cost	$519	$384

Key assumptions and other information to determine obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	March 31, 2014	December 31, 2013

Weighted average discount rate - December 31, 2013	4.73% (a)	4.73%
Weighted average discount rate - March 31, 2014	4.06% (b)

Health care cost trend rates:
Assumed for next year
Pre 65	8.00%	8.00%
Post 65	7.50%	7.50%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2022	2022
Post 65 Ultimate rate	5.00%	5.00%
Post 65 Year that ultimate rate is reached	2022	2022
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

(a, b)                    The discount rate at December 31, 2013 was employed to calculate the pension obligations at March 31, 2014, the date of the amendments.

The discount rate at March 31, 2014 was employed to calculate the amended plan obligations. Discount rates were based on Citigroup pension index at the two dates.

Other than the plan amendments and the adoption of an updated discount rate at March 31, 2014, no significant changes were made to the assumptions at December 31, 2013.

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Service cost	$177	$216
Interest cost	401	338
Amortization of unrecognized net loss/(gain)	307	449
Amortization of unrecognized past service liability	(13)	(14)

Net periodic benefit cost	$872	$989

For more information, see the most recent Form 10-K filed on March 24, 2014.

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

Consolidated obligation debt elected under the Fair Value Option — An alternative to hedge accounting that would permit the debt to be carried at fair value is to elect debt under the FVO.  Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt is reported in earnings.  The FHLBNY has elected to carry certain fixed-rate consolidated bonds and discount notes under the FVO. For more information, see Fair Value Option Disclosures in Note 16. Fair Values of Financial Instruments.  Typically, the FHLBNY would also execute interest rate swaps to convert the fixed cash flows of the FVO debt to variable cash flows, so that changes in fair value of the swap is also reflected in earnings, creating a natural offset to the debt’s fair value change.  The interest rate swap would be designated as an economic hedge of the debt.

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

Member Intermediation — To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding was $130.0 million at March 31, 2014 and December 31, 2013.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

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

	March 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$602,338	$2,223,083	$609,910	$2,378,650
Cleared derivatives	25,001	56,931	24,482	57,177
Total gross recognized amount	627,339	2,280,014	634,392	2,435,827
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(593,379)	(1,877,387)	(602,074)	(2,029,532)
Cleared derivatives	15,898	(56,931)	10,981	(57,177)
Total gross amounts of netting adjustments and cash collateral	(577,481)	(1,934,318)	(591,093)	(2,086,709)
Net amounts after offsetting adjustments
Bilateral derivatives	8,959	345,696	7,836	349,118
Cleared derivatives	40,899	—	35,463	—
Total net amounts after offsetting adjustments	49,858	345,696	43,299	349,118
Derivative instruments -Not Nettable
Delivery commitments (a)	—	20	3	32
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$49,858	$345,716	$43,302	$349,150
Non-cash collateral received or pledged not offset
Cannot be sold or repledged
Bilateral derivatives	$2,662	$—	$3,097	$—
Delivery commitments (a)	—	—	3	—
Total cannot be sold or repledged	2,662	—	3,100	—
Net unsecured amount
Bilateral derivatives	6,297	345,716	4,739	349,150
Cleared derivatives	40,899	—	35,463	—
Total Net unsecured amount (b)	$47,196	$345,716	$40,202	$349,150

(a)   Derivative instruments without legal right of offset were synthetic derivatives representing forward mortgage delivery commitments of 45 days or less.  It was operationally not practical to separate receivable from payables, and net presentation was adopted.  No cash collateral was involved with the mortgage delivery commitments, which are accounted as derivatives.

(b)   Unsecured amounts represent Derivative assets and liabilities recorded in the Statements of Condition at March 31, 2014 and December 31, 2013.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.

Non-Cash collateral received or pledged not offset — Amounts represent exposure arising from derivative positions with member counterparties where we acted as an intermediary, and a small amount of delivery commitments (see footnote a).  Amounts are collateralized by pledged non-cash collateral, primarily 1-4 family housing collateral.

The gross derivative exposures as represented by derivatives in fair values in gain positions before netting and offsetting cash collateral were $627.3 million and $634.4 million due at March 31, 2014 and December 31, 2013.  Fair values amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), totaled $577.5 million and $591.1 million at those dates.  These adjustments included $9.0 million and $4.0 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at March 31, 2014 and December 31, 2013.  The net exposures after offsetting adjustments were $49.9 million and $43.3 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts, and their exposure due to a default by the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At March 31, 2014 and December 31, 2013, derivatives in a net unrealized loss positions, which represented the counterparties’ exposure, including the exposure of DCOs in cleared trades, to the potential non-performance risk of the FHLBNY, were $345.7 million and $349.2 after deducting $1.4 billion and $1.5 billion of cash collateral posted by the FHLBNY at those dates to the exposed counterparties.  With respect to cleared derivatives, the DCO is also exposed to the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and those amounts were not significant.

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

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$75,701,234	$579,739	$2,217,848
Interest rate swaps-cash flow hedges	1,256,000	11,836	54,440
Total derivatives in hedging instruments	76,957,234	591,575	2,272,288

Derivatives not designated as hedging instruments
Interest rate swaps	31,969,753	13,854	4,917
Interest rate caps or floors	2,692,000	18,957	—
Mortgage delivery commitments	9,139	—	20
Other (b)	260,000	2,953	2,810
Total derivatives not designated as hedging instruments	34,930,892	35,764	7,747

Total derivatives before netting and collateral adjustments	$111,888,126	627,339	2,280,035
Netting adjustments		(568,861)	(568,861)
Net before cash collateral		58,478	1,711,174
Cash collateral and related accrued interest		(8,620)	(1,365,458)
Net after cash collateral reported on the Statements of Condition		$49,858	$345,716

	December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$71,828,200	$567,215	$2,380,327
Interest rate swaps-cash flow hedges	1,256,000	23,097	45,393
Total derivatives in hedging instruments	73,084,200	590,312	2,425,720

Derivatives not designated as hedging instruments
Interest rate swaps	33,623,641	13,437	6,819
Interest rate caps or floors	2,700,000	27,196	12
Mortgage delivery commitments	7,563	3	32
Other (b)	260,000	3,446	3,276
Total derivatives not designated as hedging instruments	36,591,204	44,082	10,139

Total derivatives before netting and collateral adjustments	$109,675,404	634,394	2,435,859
Netting adjustments		(587,121)	(587,121)
Net before cash collateral		47,273	1,848,738
Cash collateral and related accrued interest		(3,971)	(1,499,588)
Net after cash collateral reported on the Statements of Condition		$43,302	$349,150

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

The FHLBNY has elected to measure certain debt under the accounting designation for FVO, and has executed interest rate swaps as economic hedges of the debt.  While changes in fair values of the interest rate swap and the debt elected under the FVO are recorded in earnings in Other income (loss), the changes in the fair value changes of the swaps are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  Fair value changes of debt and advances elected under the FVO are recorded as an Unrealized (loss) or gain from Instruments held at fair value.

Components of net gains/ (losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended March 31, 2014
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$111,825	$(111,192)	$633	$(252,423)
Consolidated obligations-bonds	64,254	(62,940)	1,314	58,608

Net gains (losses) related to fair value hedges (a)	176,079	(174,132)	1,947	$(193,815)
Cash flow hedges	—		—	$(8,648)

Derivatives not designated as hedging instruments
Interest rate swaps (b)	(380)		(380)
Caps or floors
Advances	(7)		(7)
Balance sheet hedges	(8,239)		(8,239)
Mortgage delivery commitments	110		110
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	636		636
Consolidated obligations-discount notes	156		156
Accrued interest-swaps (b)	3,655		3,655

Net losses related to derivatives not designated as hedging instruments	(4,069)		(4,069)

Net gains (losses) on derivatives and hedging activities	$172,010	$(174,132)	$(2,122)

	Three months ended March 31, 2013
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$296,662	$(297,325)	$(663)	$(271,294)
Consolidated obligations-bonds	(124,573)	124,941	368	87,901

Net gains (losses) related to fair value hedges (a)	172,089	(172,384)	(295)	$(183,393)
Cash flow hedges	(53)		(53)	$(7,351)

Derivatives not designated as hedging instruments
Interest rate swaps (b)	411		411
Caps or floors
Advances	(18)		(18)
Balance sheet hedges	968		968
Mortgage delivery commitments	(195)		(195)
Swaps economically hedging instruments designated under FVO
Consolidated obligations-bonds	(5,287)		(5,287)
Consolidated obligations-discount notes	(859)		(859)
Accrued interest-swaps (b)	6,711		6,711

Net gains related to derivatives not designated as hedging instruments	1,731		1,731

Net gains (losses) on derivatives and hedging activities	$173,767	$(172,384)	$1,383

(a)    Earnings impact of qualifying fair value hedges in the first quarter of 2013 included overstated fair value gains of $4.1 million corrected in the third quarter of 2013.  For more information, see Note 15.  Derivatives and Hedging Activities in the Bank’s most recent Form 10K filed on March 24, 2014.

(b)    Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended March 31, 2014
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$—	Interest Expense	$736	$—

Consolidated obligations-discount notes (b)	(20,308)	Interest Expense	—	—
	$(20,308)		$736	$—

	Three months ended March 31, 2013
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(271)	Interest Expense	$1,067	$(53)

Consolidated obligations-discount notes (b)	16,815	Interest Expense	—	—
	$16,544		$1,067	$(53)

(a)         Hedges of anticipated issuance of debt - The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months.  There were no open contracts at March 31, 2014 and December 31, 2013.  The amount in AOCI from closed cash flow hedges was a net unrecognized loss of $8.0 million and $8.7 million at March 31, 2014 and December 31, 2013.  At March 31, 2014, it is expected that over the next 12 months, $2.6 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

(b)         Hedges of discount notes in rolling issuances — At March 31, 2014 and December 31, 2013, $1.3 billion of notional amounts of the interest rate swaps were outstanding under this program.  Net unrealized fair values losses of $42.6 million and $22.3 million were recorded in AOCI at those dates.  The cash flow hedges mitigated exposure to the variability in future cash flows for a maximum period of 15 years.  Long-term swap rates at March 31, 2014 had steepened significantly, and previously recorded cumulative fair value losses were partially recovered.  The FHLBNY’s cash payments are fixed, and in return it receives LIBOR-indexed floating rate cash flows; in a rising rate environment, the amount of forecasted cash flows that it would potentially receive grows larger effectively reducing unrealized losses.

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	March 31, 2014
						Netting
		Estimated Fair Value				Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$5,534,616	$5,534,616	$5,534,616	$—	$—	$—
Securities purchased under agreements to resell	500,000	500,000	—	500,000	—	—
Federal funds sold	9,872,000	9,871,992	—	9,871,992	—	—
Available-for-sale-securities	1,469,424	1,469,424	10,321	1,459,103	—	—
Held-to-maturity securities	12,254,080	12,404,291	—	11,279,827	1,124,464	—
Advances	87,677,059	87,716,185	—	87,716,185	—	—
Mortgage loans held-for-portfolio, net	1,931,356	1,927,179	—	1,927,179	—	—
Accrued interest receivable	169,182	169,182	—	169,182	—	—
Derivative assets	49,858	49,858	—	627,339	—	(577,481)
Other financial assets	1,667	1,667	—	131	1,536	—

Liabilities
Deposits	1,729,949	1,729,959	—	1,729,959	—	—
Consolidated obligations
Bonds	74,993,371	74,804,681	—	74,804,681	—	—
Discount notes	35,649,830	35,650,981	—	35,650,981	—	—
Mandatorily redeemable capital stock	23,915	23,915	23,915	—	—	—
Accrued interest payable	127,666	127,666	—	127,666	—	—
Derivative liabilities	345,716	345,716	—	2,280,035	—	(1,934,319)
Other financial liabilities	71,545	71,545	71,545	—	—	—

	December 31, 2013
						Netting
		Estimated Fair Value				Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$15,309,998	$15,309,998	$15,309,998	$—	$—	$—
Federal funds sold	5,986,000	5,985,987	—	5,985,987	—	—
Available-for-sale-securities	1,562,541	1,562,541	10,407	1,552,134	—	—
Held-to-maturity securities	12,535,928	12,603,384	—	11,461,994	1,141,390	—
Advances	90,765,017	90,644,501	—	90,644,501	—	—
Mortgage loans held-for-portfolio, net	1,927,623	1,911,001	—	1,911,001	—	—
Accrued interest receivable	173,573	173,573	—	173,573	—	—
Derivative assets	43,302	43,302	—	634,394	—	(591,092)
Other financial assets	2,328	2,328	—	556	1,772	—

Liabilities
Deposits	1,929,340	1,929,349	—	1,929,349	—	—
Consolidated obligations
Bonds	73,275,312	72,928,182	—	72,928,182	—	—
Discount notes	45,870,470	45,872,010	—	45,872,010	—	—
Mandatorily redeemable capital stock	23,994	23,994	23,994	—	—	—
Accrued interest payable	112,047	112,047	—	112,047	—	—
Derivative liabilities	349,150	349,150	—	2,435,859	—	(2,086,709)
Other financial liabilities	76,284	76,284	76,284	—	—	—

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

The inputs are evaluated on an overall level for the fair value measurement to be determined.  This overall level is an indication of market observability of the fair value measurement for the asset or liability.  Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities.  These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur.  There were no such transfers in any periods in this report.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the Bank’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  No held-to-maturity securities were recorded at fair values on a nonrecurring basis at March 31, 2014 or at December 31, 2013 or any time in 2013, as no MBS were determined to be OTTI.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at March 31, 2014 and December 31, 2013.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At March 31, 2014 and December 31, 2013, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be unobservable Level 3 input.  The FHLBNY validates the impairment adjustment made to TBA rates by “back-testing” against incurred losses.  The FHLBNY mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At March 31, 2014 and December 31, 2013, fair values of impaired laons were classified within Level 2 of the valuation hierarchy.

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

Derivative Assets and Liabilities — The majority of the FHLBNY’s derivatives is executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at March 31, 2014 and December 31, 2013.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2014 and December 31, 2013.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at March 31, 2014 and December 31, 2013, by level within the fair value hierarchy.  The FHLBNY measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands)

	March 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,459,103	$—	$1,459,103	$—	$—
Equity and bond funds	10,321	10,321	—	—	—
Advances (to the extent FVO is elected)	19,207,125	—	19,207,125	—	—
Derivative assets(a)
Interest-rate derivatives	49,858	—	627,339	—	(577,481)

Total recurring fair value measurement - assets	$20,726,407	$10,321	$21,293,567	$—	$(577,481)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(6,961,243)	$—	$(6,961,243)	$—	$—
Bonds (to the extent FVO is elected) (b)	(19,969,321)	—	(19,969,321)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(345,696)	—	(2,280,015)	—	1,934,319
Mortgage delivery commitments	(20)	—	(20)	—	—

Total recurring fair value measurement - liabilities	$(27,276,280)	$—	$(29,210,599)	$—	$1,934,319

	December 31, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,552,134	$—	$1,552,134	$—	$—
Equity and bond funds	10,407	10,407	—	—	—
Advances (to the extent FVO is elected)	19,205,399	—	19,205,399	—	—
Derivative assets(a)
Interest-rate derivatives	43,299	—	634,391	—	(591,092)
Mortgage delivery commitments	3	—	3	—	—

Total recurring fair value measurement - assets	$20,811,242	$10,407	$21,391,927	$—	$(591,092)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,260,635)	$—	$(4,260,635)	$—	$—
Bonds (to the extent FVO is elected) (b)	(22,868,401)	—	(22,868,401)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(349,118)	—	(2,435,827)	—	2,086,709
Mortgage delivery commitments	(32)	—	(32)	—	—

Total recurring fair value measurement - liabilities	$(27,478,186)	$—	$(29,564,895)	$—	$2,086,709

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the three months ended March 31, 2014 and 2013.  Advances elected under the FVO were short-term in nature, with tenors that were generally less than 24 months. As with all advances, the loans were fully collateralized through their terms to maturity.  Consolidated obligation debt elected under the FVO are highly-rated instruments and changes in fair values were generally related to changes in interest rates, and changes in investor preference, including investor asset allocation strategies.  The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the past 24 months or less, and no adverse changes have been observed in their credit characteristics.

The following table summarizes the activity related to financial instruments for which the Bank elected the fair value option (in thousands):

	March 31, 2014
	Advances	Consolidated Bonds	Consolidated Discount Notes
Balance, beginning of the period	$19,205,399	$(22,868,401)	$(4,260,635)
New transactions elected for fair value option	5,450,000	(5,400,000)	(2,698,657)
Maturities and terminations	(5,450,000)	8,300,000	—
Net gains (losses) on financial instruments held under fair value option	1,887	(940)	(142)
Change in accrued interest/unaccreted balance	(161)	20	(1,809)

Balance, end of the period	$19,207,125	$(19,969,321)	$(6,961,243)

	December 31, 2013
	Advances	Consolidated Bonds	Consolidated Discount Notes
Balance, beginning of the period	$500,502	$(12,740,883)	$(1,948,987)
New transactions elected for fair value option	20,700,000	(29,460,000)	(4,258,896)
Maturities and terminations	(2,000,000)	19,328,000	1,945,744
Net (losses) gains on financial instruments held under fair value option	(1,170)	5,492	248
Change in accrued interest/unaccreted balance	6,067	(1,010)	1,256

Balance, end of the period	$19,205,399	$(22,868,401)	$(4,260,635)

	March 31, 2013
	Advances	Consolidated Bonds	Consolidated Discount Notes
Balance, beginning of the period	$500,502	$(12,740,883)	$(1,948,987)
New transactions elected for fair value option	—	(150,000)	—
Maturities and terminations	—	2,850,000	—
Net gains on financial instruments held under fair value option	41	3,280	358
Change in accrued interest/unaccreted balance	(9)	(161)	(1,094)

Balance, end of the period	$500,534	$(10,037,764)	$(1,949,723)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended
	March 31, 2014
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$17,869	$1,887	$19,756

	Three months ended
	March 31, 2013
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Advances	$682	$41	$723

	Three months ended
	March 31, 2014
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligations-bonds	$(8,621)	$(940)	$(9,561)
Consolidated obligations-discount notes	(1,812)	(142)	(1,954)
	$(10,433)	$(1,082)	$(11,515)

	Three months ended
	March 31, 2013
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligations-bonds	$(6,775)	$3,280	$(3,495)
Consolidated obligations-discount notes	(1,092)	358	(734)
	$(7,867)	$3,638	$(4,229)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	March 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$19,200,000	$19,207,125	$7,125

Consolidated obligations-bonds (b)	$19,960,000	$19,969,321	$9,321
Consolidated obligations-discount notes (c)	6,957,553	6,961,243	3,690
	$26,917,553	$26,930,564	$13,011

	December 31, 2013
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$19,200,000	$19,205,399	$5,399

Consolidated obligations-bonds (b)	$22,860,000	$22,868,401	$8,401
Consolidated obligations-discount notes (c)	4,258,896	4,260,635	1,739
	$27,118,896	$27,129,036	$10,140

(a)         Advance — The FHLBNY has elected the FVO for certain short- and intermediate term floating-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

(b)         The Bank has elected the FVO for short-term callable bonds because management was not able to assert with confidence that the debt would qualify for hedge accounting, as such short-term debt, specifically with call options may not remain highly effective hedges through the maturity of the bonds.

(c)          Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would remain highly effective hedges through their terms to maturities.

Note 17.                                                  Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate was $0.8 trillion at March 31, 2014 and December 31, 2013.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were approximately $9.1 billion and $8.5 billion as of March 31, 2014 and December 31, 2013, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were not significant as of March 31, 2014 and December 31, 2013.

MPF Program — Under the MPF program, the Bank was unconditionally obligated to purchase $9.1 million and $7.6 million of mortgage loans at March 31, 2014 and December 31, 2013.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements with its members in the MPF program to purchase mortgage loans in aggregate of $1.3 billion and $1.2 billion as of March 31, 2014 and December 31, 2013.

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

Discount note issuance program — The Bank has cash flow hedge strategies that require the sequential issuances of 3-month term discount notes every 91 days.  The discount note issuance program at March 31, 2014 totaled $1.3 billion, with earliest issuance program ending in 2020 and the furthest ending in 2028.  For more information, see Cash Flow Hedges in Note 15.  Derivatives and Hedging Activities.

Derivative contracts — The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $1.4 billion and $1.5 billion in cash with derivative counterparties as pledged collateral at March 31, 2014 and December 31, 2013, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15. Derivatives and Hedging Activities.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $0.8 million for the three months ended March 31, 2014 and 2013.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at an annual cost of less than $1.0 million.  Components of the agreement are generally renewable between 1-3 years.

The following table summarizes contractual obligations and contingencies as of March 31, 2014 (in thousands):

	March 31, 2014
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$45,947,985	$15,202,295	$5,886,225	$7,513,310	$74,549,815
Long-term debt obligations-interest payments (a)	163,129	152,152	99,101	178,688	593,070
Mandatorily redeemable capital stock (a)	4,081	5,172	12,026	2,636	23,915
Premises (lease obligations) (b)	3,197	6,394	2,336	—	11,927
Other liabilities (c)	85,542	5,334	5,169	39,890	135,935

Total contractual obligations	46,203,934	15,371,347	6,004,857	7,734,524	75,314,662

Other commitments
Standby letters of credit	9,042,992	40,803	14,585	—	9,098,380
Consolidated obligations-bonds/discount notes traded not settled	801,250	—	—	—	801,250
Commitments to fund pension (d)	7,827	15,654	—	—	23,481
Open delivery commitments (MPF)	9,139	—	—	—	9,139

Total other commitments	9,861,208	56,457	14,585	—	9,932,250

Total obligations and commitments	$56,065,142	$15,427,804	$6,019,442	$7,734,524	$85,246,912

(a)   Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on the outstanding long-term debt at March 31, 2014 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.  At March 31, 2014, the FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.80%.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

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

Debt Assumptions and Transfers

Debt assumptions — The Bank did not assume debt from another FHLBank in the three months ended March 31, 2014 and 2013.

Debt transfers — In the three months ended March 31, 2014, the bank did not transfer any debt to another FHLBank.  In the same period in 2013, the bank transferred $25.0 million to another FHLBank at negotiated market rates that exceeded book cost by $3.9 million, which was a charge to earnings in that period.  When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. Transactions were at market rates.  The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans from inception of the program through mid-2004 was $33.2 million.  Fees paid to the FHLBank of Chicago were $0.2 million for the three months ended March 31, 2014 and 2013.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

Notional amounts of $130.0 million of interest rate swaps outstanding at March 31, 2014 and December 31, 2013 represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at March 31, 2014 and December 31, 2013 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three months ended March 31, 2014, the FHLBNY extended overnight loans for a total of $1.3 billion.  In the three months ended March 31, 2013, the FHLBNY extended overnight loans for a total of $2.4 billion.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three months ended 2014 and 2013, there was no borrowing from other FHLBanks.

The following tables summarize outstanding balances with related parties at March 31, 2014 and December 31, 2013, and transactions for the three months ended March 31, 2014 and 2013 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2014		December 31, 2013
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$5,534,616	$—	$15,309,998
Securities purchased under agreements to resell	—	500,000	—	—
Federal funds sold	—	9,872,000	—	5,986,000
Available-for-sale securities	—	1,469,424	—	1,562,541
Held-to-maturity securities	—	12,254,080	—	12,535,928
Advances	87,677,059	—	90,765,017	—
Mortgage loans (a)	—	1,931,356	—	1,927,623
Accrued interest receivable	138,114	31,068	142,600	30,973
Premises, software, and equipment	—	11,478	—	11,808
Derivative assets (b)	—	49,858	—	43,302
Other assets (c)	475	13,721	387	16,728

Total assets	$87,815,648	$31,667,601	$90,908,004	$37,424,901

Liabilities and capital
Deposits	$1,729,949	$—	$1,929,340	$—
Consolidated obligations	—	110,643,201	—	119,145,782
Mandatorily redeemable capital stock	23,915	—	23,994	—
Accrued interest payable	25	127,641	29	112,018
Affordable Housing Program (d)	124,266	—	123,060	—
Derivative liabilities (b)	—	345,716	—	349,150
Other liabilities (e)	71,545	64,390	76,284	87,594

Total liabilities	1,949,700	111,180,948	2,152,707	119,694,544

Total capital	6,352,601	—	6,485,654	—

Total liabilities and capital	$8,302,301	$111,180,948	$8,638,361	$119,694,544

(a)           Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)           Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were at market terms and in the ordinary course of the FHLBNY’s business  — At March 31, 2014, notional amounts outstanding were $5.9 billion; the net fair value after posting $79.8  million cash collateral was a net derivative liability of $25.1 million.  At December 31, 2013, notional amounts outstanding were $4.4 billion; the net fair value after posting $82.5 million cash collateral was a net derivative liability of $22.9 million.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expense of $10.1 million and $9.4 million in the three months ended March 31, 2014 and 2013.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)            Includes insignificant amounts of miscellaneous assets that are considered related party.

(d)           Represents funds not yet disbursed to eligible programs.

(e)            Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party:  Income and Expense transactions

	Three months ended
	March 31, 2014		March 31, 2013
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$113,851	$—	$109,993	$—
Interest-bearing deposits (a)	—	231	—	811
Securities purchased under agreements to resell	—	63	—	—
Federal funds sold	—	1,996	—	4,265
Available-for-sale securities	—	3,002	—	4,753
Held-to-maturity securities	—	66,623	—	59,741
Mortgage loans held-for-portfolio (b)	—	17,463	—	16,794
Loans to other FHLBanks	2	—	14	—

Total interest income	$113,853	$89,378	$110,007	$86,364

Interest expense
Consolidated obligations	$—	$94,685	$—	$92,930
Deposits	143	—	162	—
Mandatorily redeemable capital stock	282	—	253	—
Cash collateral held and other borrowings	—	1	—	2

Total interest expense	$425	$94,686	$415	$92,932

Service fees and other	$2,361	$371	$2,352	$3

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

The top ten advance holders at March 31, 2014, December 31, 2013 and March 31, 2013 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2014
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income

Citibank, N.A.	New York	NY	$22,200,000	25.89%	$22,744
Metropolitan Life Insurance Company	New York	NY	12,570,000	14.66	58,550
New York Community Bank*	Westbury	NY	9,828,128	11.46	61,296
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	7.03	71,447
First Niagara Bank, National Association	Buffalo	NY	3,600,000	4.20	4,705
Investors Bank*	Short Hills	NJ	3,123,407	3.64	14,585
Astoria Federal Savings and Loan Assn.*	Lake Success	NY	2,410,000	2.81	10,653
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.59	10,747
Valley National Bank*	Wayne	NJ	2,149,500	2.51	20,045
Signature Bank	New York	NY	1,790,313	2.09	3,198
Total			$65,921,348	76.88%	$277,970

* At March 31, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2013
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income

Citibank, N.A.	New York	NY	$22,200,000	25.02%	$65,361
Metropolitan Life Insurance Company	New York	NY	12,770,000	14.39	243,181
New York Community Bank*	Westbury	NY	10,143,131	11.43	243,865
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	6.79	289,573
First Niagara Bank, National Association	Buffalo	NY	4,304,000	4.85	14,079
Investors Bank	Short Hills	NJ	3,117,495	3.51	59,551
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,454,000	2.77	50,654
Signature Bank	New York	NY	2,305,313	2.60	7,390
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.51	46,591
Valley National Bank	Wayne	NJ	2,049,500	2.31	81,243
Total			$67,593,439	76.18%	$1,101,488

* At December 31, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

	March 31, 2013
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income

Metropolitan Life Insurance Company	New York	NY	$13,370,000	19.52%	$69,689
Citibank, N.A.	New York	NY	10,650,000	15.55	10,094
New York Community Bank*	Westbury	NY	8,068,140	11.78	59,963
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	8.80	71,402
Investors Bank	Short Hills	NJ	2,687,000	3.92	14,522
First Niagara Bank, National Association	Buffalo	NY	2,400,000	3.50	2,742
The Prudential Insurance Co. of America	Newark	NJ	2,325,000	3.39	11,800
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,307,000	3.37	14,489
Valley National Bank	Wayne	NJ	2,074,500	3.03	20,039
Banco Popular de Puerto Rico	San Juan	PR	1,362,500	1.99	3,578
Total			$51,269,140	74.85%	$278,318

* At March 31, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

Pending merger of FHLBNY member banks — Hudson City Savings Bank and Manufacturers and Traders Trust Company — On August 27, 2012, Hudson City Bancorp, Inc (“Hudson City”) announced that it had entered into an Agreement and Plan of Merger (“Merger Agreement”) with M&T Bank Corporation and Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation.  The Manufacturers and Traders Trust Company (“M&T Bank”) would continue as the surviving bank.  The Merger Agreement was subject to, among other items, shareholder and regulatory approvals.  At the time the deal was announced, the parties also indicated their intention to pay off FHLBNY advances upon the closing of the merger transaction.

In April 2013, the parties to the merger anticipated needing additional time and extended the projected merger completion date from August 27, 2013 to January 31, 2014.  In December 2013, the parties to the merger announced a new deadline date of December 31, 2014 for completing the merger.  Hudson City and M&T Bank are members of the FHLBNY.

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

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of March 31, 2014 and December 31, 2013 (shares in thousands):

		Number	Percent
	March 31, 2014	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	13,852	25.36%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,907	12.64
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	5,037	9.22
Hudson City Savings Bank, FSB**	West 80 Century Road, Paramus, NJ 07652	3,471	6.35

		29,267	53.57%

		Number	Percent
	December 31, 2013	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	13,852	24.76%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,997	12.50
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	5,179	9.26
Hudson City Savings Bank, FSB*	West 80 Century Road, Paramus, NJ 07652	3,471	6.20

		29,499	52.72%

* At March 31, 2014 and December 31, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

** Officer of member bank served on the Board of Directors of the FHLBNY for part of the first quarter of 2014.

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

These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in the Bank’s filings with the Securities and Exchange Commission. For more information about the forward-looking statements, see the Bank’s most recent Form 10-K filed on March 24, 2014.

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1 - 1.15	Result of Operations	55 - 65
2.1	Assessments	65
3.1 - 3.2	Financial Condition	66 - 67
4.1 - 4.7	Advances	68 - 71
5.1 - 5.12	Investments	72 - 78
6.1 - 6.6	Mortgage Loans	79 - 80
7.1 - 7.9	Consolidated Obligations	81 - 84
7.10	FHLBNY Ratings	84
8.1 - 8.3	Capital	84 - 85
9.1 - 9.7	Derivatives	86 - 90
10.1 - 10.4	Liquidity	90 - 92

Executive Overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q.  For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 24, 2014.

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

Financial performance of the Federal Home Loan Bank of New York

	Three months ended March 31,
(Dollars in millions, except per share data)	2014	2013	Change

Net interest income before provision for credit losses	$108	$103	$5
Other non-interest income (loss)	1	(1)	2
Operating expenses	7	7	—
Compensation and benefits	14	14	—
Net income	$75	$70	$5
Earnings per share	$1.37	$1.50	$(0.13)
Dividend per share	$1.20	$1.13	$0.07

2014 First Quarter Highlights

Results of Operations

We reported 2014 first quarter Net income of $75.4 million, or $1.37 per share, compared to 2013 first quarter Net income of $70.0 million, or $1.50 per share.  The return on average equity, which is Net income divided by average shareholders’ equity (Capital stock, Retained earnings and Accumulated other comprehensive income, or “AOCI”), was 4.79% in the 2014 period, compared to 5.28% in the same period in 2013.

Net Income — 2014 first quarter Net income improved over the same period in 2013 due to an increase in Net interest income.  Advance balances were higher in the current year quarter, and contributed to the increase in Net interest income.  Spreads compressed in the current year quarter and was primarily driven by higher funding costs and lower revenues from investments in mortgage-backed securities.  Other income (loss) was not significant in the 2014 or the 2013 first quarters.  Other income (loss) comprised of corresponding banking fees, gains from instruments held under the Fair Value Option, gains and losses from derivatives and hedging activities, and expenses due to debt extinguishment.  Operating expenses, Compensation and benefits, and shared expenses paid to the Finance Agency and the Office of Finance were almost unchanged in the 2014 first quarter compared to the 2013 period.

•                  Net interest income — Net interest income, the principal source of our Net Income was $108.1 million in the 2014 first quarter, and improved by 4.9%, or $5.1 million from the same period in 2013.  Earning assets, specifically advances, were higher in the 2014 period, contributing $10.9 million to the improvement in Net interest income. The lower levels of short-term interest rates in the current year period, as represented by the 3-month LIBOR and the overnight Federal funds rate, had an adverse impact on funding spreads and asset yields, specifically floating-rate assets and overnight investments, and compressed yields, reducing Net interest income by $5.8 million.

•                  Other Income (loss) — In aggregate, Other income (loss) was a gain of $1.0 million in the 2014 period in contrast to a loss of $0.5 million the prior year period. Service fees, primarily correspondent banking fees, were $2.7 million, a little higher relative to the 2013 period.  Fair value gains from instruments held under the FVO were $0.8 million, compared to a gain of $3.7 million in the 2013 period. Derivatives and hedging activities reported a net loss of $2.1 million in the 2014 period, in contrast to a gain of $1.4 million in the prior year period. Expenses related to debt extinguishment were $0.4 million, compared to $7.9 million in the prior year period.

•                  Operating expenses, Compensation and benefits, and allocated expenses paid to the Office of Finance and the Finance Agency — Operating expenses were $7.2 million and Compensation and benefit expenses were $14.2 million in the 2014 period, almost unchanged from the prior year period. We are continuing to benefit from MAP-21, the pension relief measure under a bill enacted by Congress in 2012.  The relief will be phased out starting in mid-2014.  Our share of expenses of the Finance Agency and the Office of Finance was $3.6 million the 2014 period, almost unchanged from the 2013 period.

•                 Affordable Housing Program (“AHP”) assessments — AHP set aside from Net income was $8.4 million in the 2014 period, compared to $7.8 million in the prior year period.

Cash dividends of $1.20 per share of capital stock (annualized $4.75) were paid to stockholders in the current year quarter, compared to $1.13 per share of capital stock (annualized $4.50) in the prior year period.

Financial Condition — March 31, 2014 compared to December 31, 2013

Total assets were $119.5 billion at March 31, 2014, compared to $128.3 billion at December 31, 2013, a decrease of $8.8 billion, or 6.9%.  The decline was driven largely due to lower cash balances at the Federal Reserve Bank of New York and lower advance balances.

•                  Par amounts of advances were $85.8 billion at March 31, 2014, down $3.0 billion, or 3.4%, compared to the balance at December 31, 2013.

•                  At March 31, 2014, $1.5 billion of GSE issued mortgage-backed securities were available-for-sale, representing 100% of securities in the portfolio.  In the held-to-maturity portfolio, GSE issued mortgage-backed securities were $11.2 billion, representing 96.7% of the MBS securities in the portfolio.  Private-label issued mortgage-backed securities (MBS) totaled $383.8 million, or 3.3% of remaining MBS securities in the HTM portfolio.  Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $714.4 million, and were classified as HTM.  The heavy concentration of GSE-issued securities and a declining balance of private-label MBS has been our investment profile for many years.

•                  Cash flow testing and evaluation of our investment securities did not identify any OTTI in the 2014 first quarter or in any periods in 2013.

•                  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Growth has not been strong as member loan origination has continued to be weak.  Par amounts of loans under this program stood at $1.9 billion at March 31, 2014, slightly up from December 31, 2013.  Credit performance has been strong and delinquency was low.

•                  At March 31, 2014, we maintained overnight liquidity in the form of $5.5 billion in cash at the Federal Reserve Bank of New York, overnight investments of $9.9 billion in Federal funds sold, and $0.5 billion in Securities purchased under agreement to resell.  In aggregate, the amount was $15.9 billion at March 31, 2014, compared to $21.3 billion at December 31, 2013.

Capital ratios and Leverage — Our capital remains strong.  At March 31, 2014, actual risk-based capital was $6.5 billion, compared to required risk-based capital of $0.6 billion.  To support $119.5 billion of total assets at March 31, 2014, the required minimum regulatory capital was $4.8 billion, or 4.0 percent of assets.  Our actual regulatory capital was $6.5 billion, exceeding required capital by $1.7 billion.  Balance sheet leverage was 18.8 times shareholders’ equity at March 31, 2014, compared to 19.8 times at December 31, 2013.

Retained earnings — Unrestricted Retained earnings were $836.4 million, compared to $841.4 million at December 31, 2013.  Restricted retained earnings have grown to $172.2 million at March 31, 2014, up from $157.1 million at December 31, 2013.  AOCI losses, a component of shareholders’ equity, were $94.6 million at March 31, 2014, compared to $84.3 million at December 31, 2013.  The losses in AOCI are unrealized, and largely represented adverse changes in the fair values of interest rate swaps designated as cash flow hedges, and non-credit OTTI.

Liquidity and Debt — Net cash generated from operating activities was in excess of Net income in the 2014 first quarter and the 2013 period.  Our liquidity position remained in compliance with all regulatory requirements, and we do not foresee any changes to that position.  We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.  The primary source of our funds is the issuance of Consolidated obligation bonds and discount notes to the public.  Our GSE status enables the FHLBanks to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.

Business Outlook

There have been no significant changes to our business outlook from those reported in the MD&A included in the Bank’s most recent Form 10-K filed on March 24, 2014, which is summarized below.  The following forward-looking statements summarizes are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

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

Advances — The pace of balance sheet growth experienced in 2013 was driven by borrowing activities of a few members.  We believe the growth in advances is unlikely to continue unless general economic conditions and particularly the environment for the housing market improve in 2014.  We expect our advance business to decline slightly or, at best, to remain flat in 2014.  Also, see Item 1A. Risk Factors in the most recent Form 10-K filed on March 24, 2014 for a discussion on concentration risk.

Pending merger of FHLBNY member banks — Hudson City Bancorp, Inc., and M&T Bank Corporation and Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation.  For more information, see Note 19. Segment Information and Concentration.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2014	2013	2013	2013	2013

Investments (a)	$24,096	$20,084	$18,569	$24,275	$23,386
Advances	87,677	90,765	89,121	84,702	71,723
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	1,931	1,928	1,933	1,928	1,885
Total assets	119,483	128,333	121,386	117,073	101,923
Deposits and borrowings	1,730	1,929	1,591	1,696	2,118
Consolidated obligations, net
Bonds	74,993	73,275	70,361	64,538	61,014
Discount notes	35,650	45,871	42,262	43,887	32,555
Total consolidated obligations	110,643	119,146	112,623	108,425	93,569
Mandatorily redeemable capital stock	24	24	24	25	26
AHP liability	124	123	120	122	129
Capital
Capital stock	5,439	5,571	5,483	5,279	4,627
Retained earnings
Unrestricted	837	842	824	822	801
Restricted	172	157	139	127	110
Total retained earnings	1,009	999	963	949	911
Accumulated other comprehensive loss	(95)	(84)	(121)	(120)	(180)
Total capital	6,353	6,486	6,325	6,108	5,358
Equity to asset ratio (c)(j)	5.32%	5.05%	5.21%	5.22%	5.26%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2014	2013	2013	2013	2013

Investments (a)	$29,750	$29,415	$28,146	$26,589	$26,653
Advances	89,117	88,560	85,552	73,789	72,850
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,931	1,932	1,938	1,913	1,864
Total assets	123,240	122,586	118,559	105,222	104,489
Interest-bearing deposits and other borrowings	1,514	1,671	1,534	1,680	1,851
Consolidated obligations, net
Bonds	74,260	70,487	66,275	61,067	64,101
Discount notes	38,732	41,510	42,058	33,867	29,869
Total consolidated obligations	112,992	111,997	108,333	94,934	93,970
Mandatorily redeemable capital stock	24	24	25	26	23
AHP liability	121	120	121	125	131
Capital
Capital stock	5,494	5,455	5,324	4,754	4,671
Retained earnings
Unrestricted	830	823	821	794	794
Restricted	162	145	133	115	101
Total retained earnings	992	968	954	909	895
Accumulated other comprehensive loss	(101)	(122)	(112)	(175)	(188)
Total capital	6,385	6,301	6,166	5,488	5,378

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended
(except earnings and dividends per	March 31,	December 31,	September 30,	June 30,	March 31,
share, and headcount)	2014	2013	2013	2013	2013
Net income	$75	$89	$61	$85	$70
Net interest income (d)	108	117	106	95	103
Dividends paid in cash (e)	65	54	47	46	53
AHP expense	8	10	7	9	8
Return on average equity (f)(g)(j)	4.79%	5.59%	3.95%	6.18%	5.28%
Return on average assets (g)(j)	0.25%	0.29%	0.21%	0.32%	0.27%
Other non-interest income (loss)	1	7	(15)	22	(1)
Operating expenses (h)	21	22	20	20	21
Finance Agency and Office of Finance expenses	4	4	3	3	3
Total other expenses	25	26	23	23	24
Operating expenses ratio (g)(i)(j)	0.07%	0.07%	0.07%	0.08%	0.08%
Earnings per share	$1.37	$1.63	$1.15	$1.78	$1.50
Dividends per share	$1.20	$1.01	$0.99	$0.99	$1.13
Headcount (Full/part time)	263	258	266	271	272

(a)            Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, Federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)            Allowances for credit losses were $5.9 million, $5.7 million, $6.3 million, $6.4 million, and $6.7 million at the periods ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013.

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

(j)               All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three months ended March 31, 2014 and 2013.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 in the audited financial statements included in our most recent Form 10-K filed on March 24, 2014.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:               Principal Components of Net Income

	Three months ended March 31,
	2014	2013

Total interest income	$203,231	$196,371
Total interest expense	95,111	93,347
Net interest income before provision for credit losses	108,120	103,024
Provision/(Reversal) for credit losses on mortgage loans	335	(37)
Net interest income after provision for credit losses	107,785	103,061
Total other income (loss)	977	(514)
Total other expenses	24,998	24,782
Income before assessments	83,764	77,765
Total assessments	8,405	7,802
Net income	$75,359	$69,963

2014 first quarter compared to 2013 first quarter

Net Income — 2014 first quarter Net income of $75.4 million, increased by $5.4 million, or 7.7%, compared to the 2013 period due to increase in Net interest income.  Advance balances were higher in the current year quarter, and contributed to the increase in Net interest income.  Spreads compressed in the current year quarter, and was primarily driven by higher funding costs and lower revenues from investments in mortgage-backed securities.  Other income (loss) was not significant in the 2014 or the 2013 first quarters.  Other income (loss) comprised of corresponding banking fees, gains from instruments held under the Fair Value Option, gains and losses from derivatives and hedging activities, and expenses due to debt extinguishment.  Cash flow evaluation of expected credit OTTI identified no credit impairment in either period, another reflection of the strong credit quality of our investment portfolios.

Operating expenses, Compensation and benefits, and shared expenses paid to the Finance Agency and the Office of Finance were almost unchanged in the 2014 first quarter compared to the 2013 period.

Net interest income — Net interest income is the principal source of Net Income.  2014 first quarter Net interest income (before provisions for credit losses) was $108.1 million, higher by 4.9%, or $5.1 million, compared to the same period in 2013.  Average earning assets grew to $122.2 billion in the 2014 first quarter, up from $103.7 billion in the 2013 period.  The increase was driven primarily by higher advance balances, and higher overnight investments in federal funds.  Higher interest-yielding assets in the 2014 first quarter contributed $10.9 million towards higher revenues.  Yield compression in the 2014 period reduced Net interest income by $5.8 million.  The narrowing of the funding spreads to LIBOR was a primary factor, specifically for fixed rate consolidated obligation bonds that were swapped to LIBOR.

Key performance metrics are summarized below:

•                  Net interest spread, which is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities, was 34 basis points in the 2014 period, down from 38 basis points in the 2013 period.

•                 Aggregate yield on interest earning assets was 67 basis points in the 2014 period, down 10 basis points from the 2013 period.  For more information, see Table 1.9 and accompanying discussions.  Aggregate yield paid on interest bearing liabilities, specifically consolidated obligation debt was 33 basis points in the 2014 period, down by 6 basis points from the 2013 period.

•                  Net interest margin, which is Net interest income divided by average earning assets and a measure of margin efficiency, was 36 basis points in the 2014 period, down from 40 basis points in the 2013 period.

Other income (loss) 2014 first quarter compared to 2013 first quarter — Primary line items are summarized below:

•                  Service fees and other — Service fees, primarily correspondent banking fee income, was $2.7 million in the 2014 period, compared to $2.4 million in the 2013 period.

•                  Instruments held at fair value — Fair value changes of consolidated obligation debt and Advances elected under the FVO resulted in net fair value gains of $0.8 million in the 2014 period, compared to $3.7 million in the 2013 period.  For more information, see Table 1.11 and accompanying discussions.  Also, refer to Fair Value Option Disclosures in Note 16.  Fair Values of Financial Instruments.

•                  Derivative and hedging gains and losses — Derivatives and hedging activities resulted in a net fair value loss of $2.1 million in the 2014 period, compared to a gain of $1.4 million in the 2013 period.  For more information, see Table 1.13 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions.  Also see Components of Hedging Gains and Losses in Note 15. Derivatives and Hedging Activities.

•                  Debt buy-back charges — Expenses charged to earnings were $0.4 million in the 2014 period, compared to $7.9 million in the 2013 period.  For more information, see Table 1.12 Debt Extinguishment and Sale of Investment Securities.

Analysis of Allowance for Credit Losses

•                  Mortgage loans held-for-portfolio — Allowances and charge-offs in the 2014 and 2013 periods were not significant.  We evaluated impaired conventional mortgage loans on an individual loan-by-loan basis, and compared the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans.  Collateral values of loans deemed to be impaired have stabilized in the New York and New Jersey sectors, and the low loan loss reserves were reflective of the stability in home prices in our residential loan markets.  FHA/VA (Insured mortgage loans) guaranteed loans were evaluated collectively for impairment, and no allowance was deemed necessary.

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

Operating expenses, Compensation and benefits, and allocated expenses paid to the Office of Finance and the Finance Agency — 2014 first quarter compared to first quarter 2013

Operating expenses -  Operating expenses, which included occupancy costs, computer service agreements, professional and legal fees, and depreciation and amortization, were $7.2 million in the 2014 period, almost unchanged from the 2013 period.  For more information, see Table 1.15 in this MD&A.

Compensation and benefit expenses — Expenses were $14.2 million in the 2014 period, almost unchanged from the 2013 period.  We are continuing to benefit from MAP-21, the pension relief measure under a bill enacted by Congress in 2012, which reduced our defined benefit pension cost.  The relief will be phased out starting July 2014 and we expect to fund $7.8 million in the pension plan fiscal period July 1, 2014 to June 30, 2015.  For more information, see Table 1.15 in this MD&A.

Finance Agency and Office of Finance expenses - Expenses related to the share of expenses allocated to the FHLBNY for the Finance Agency and the Office of Finance were $3.6 million in the 2014 period, almost unchanged from the 2013 period.

Affordable Housing Program (“AHP”) assessments 2014 first quarter compared to 2013 first quarter

AHP set aside from income totaled $8.4 million in the 2014 period, compared to $7.8 million in the 2013 period.  Assessments are calculated as a percentage of Net income, and the increase was in parallel with the increase in Net income.   For more information about AHP assessments, see Affordable Housing Program and Other Mission Related Programs in Item 1. Business, in the most recent Form 10-K filed on March 24, 2014, and Table 2.1 in this MD&A.

Interest income — 2014 first quarter compared to 2013 first quarter

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.2:               Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2014	2013	Change
Interest Income
Advances (a)	$113,851	$109,993	3.51%
Interest-bearing deposits (b)	231	811	(71.52)
Securities purchased under agreements to resell	63	—	NM
Federal funds sold (c)	1,996	4,265	(53.20)
Available-for-sale securities (d)	3,002	4,753	(36.84)
Held-to-maturity securities (d)	66,623	59,741	11.52
Mortgage loans held-for-portfolio (e)	17,463	16,794	3.98
Loans to other FHLBanks	2	14	(85.71)

Total interest income	$203,231	$196,371	3.49%

(a)         Interest income from advances — Transaction volume, as measured by average outstanding advances grew to $89.1 billion in the 2014 first quarter, up from $72.8 billion in the 2013 period and contributed to $22.3 million in increase in interest income.  This was partly offset by a decline of $18.5 million due to decline in yields quarter-over-quarter.  Advance yields declined to 52 basis points in the 2014 period, compared to 61 basis points in the 2013 period.  The continued decline in the 3-month LIBOR has also contributed to lower earnings from advances.  The average 3-month LIBOR was 24 basis points in 2014 period, compared to 30 basis points in the 2013 period, and has impacted yields in two principal ways.  First, almost all putable advances and long- and intermediate-term fixed-rate advances were swapped to receive LIBOR indexed cash flows, so that for such advances the yields have floated to lower levels with the decline in LIBOR.  Second, the Advance mix has changed in the 2014 period to include a greater volume of LIBOR-indexed adjustable rate advances (ARC advances).  ARC balances increased to $25.8 billion at March 31, 2014, compared to $14.5 billion at March 31, 2013.  The weighted average coupon of ARC advances was 44 basis points in 2014 first quarter, compared to 41 basis points in the same period in 2013.  Additionally, short-term fixed-rate advances, which reprice at frequent intervals, grew to $8.9 billion at March 31, 2014, compared to $5.2 billion at March 31, 2013.  In a declining short-term interest rate environment, fixed rate coupons have repriced to lower rates, adversely impacting interest income.  Prepayment fees, which are included in Interest income from advances, declined in line with lower prepayment activity; fees were $0.4 million in the 2014 period compared to $7.0 million in the 2013 period.

(b)         Interest income from interest bearing deposits — Represents interest income from cash collateral and margins posted to derivative counterparties.  The overnight federal funds effective rate, which is the contractual coupon from cash collateral, declined in the 2014 period in line with the general decline in overnight and short-term rates.

(c)          Interest income from investments in overnight Federal funds - Interest income was lower in the 2014 period.  Impact of increased revenues due to higher transaction volume in the 2014 period was offset by 8 basis points decline in yields in the 2014 period.

(d)         Interest income from investments — High yielding fixed rate MBS have continued to pay-down and acquisitions in 2013 to replace pay downs were yielding significantly lower coupons, adversely impacting earnings.  The weighted average coupon of fixed-rate MBS was 317 basis points in the 2014 period, down from 366 basis points in the 2013 period.  Yields from LIBOR-indexed variable-rate MBS have also declined in 2014 period, in parallel with the declining LIBOR, adversely impacting interest income.  The weighted average coupon of LIBOR-indexed MBS was 76 basis points in the 2014 period, compared to 85 basis points in the 2013 period.

(e)          Interest income from mortgage loans — Interest income from MPF loans has increased due to improved pricing, and a slightly higher volume.

Impact of hedging advances — 2014 first quarter compared to 2013 first quarter

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.3:               Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended March 31,
	2014	2013
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$366,274	$381,287
Net interest adjustment from interest rate swaps (a)	(252,423)	(271,294)
Total Advance interest income reported	$113,851	$109,993

(a)         Lower amounts of net interest have been paid to swap counterparties in the derivative hedging transactions.  In the low interest rate environment, the spread between the fixed-rate payments made to swap counterparties and the 3-month LIBOR received from swap counterparties, has narrowed and has driven down the net payments to swap counterparties.  In the prior year period, high coupon fixed rate advances had been hedged to the 3-month LIBOR, and for those hedges, the differential between the fixed rate paid to swap counterparties and low LIBOR received was wider.  As high coupon hedged fixed rate advances were prepaid in earlier years, or had matured, they were replaced by lower coupon fixed rate advances.  If the new fixed rate advance was hedged, the differential between the fixed coupon and LIBOR was also narrower.

Interest expense — 2014 first quarter compared to 2013 first quarter

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

Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense.  Reported Interest Expense is net of the impact of derivatives and hedging strategies.  More information is provided under discussions “Impact of hedging debt”.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.4:               Interest Expenses - Principal Categories

	Three months ended March 31,
			Percentage
	2014	2013	Change
Interest Expense
Consolidated obligations-bonds (a)	$77,322	$75,843	(1.95)%
Consolidated obligations-discount notes (a)	17,363	17,087	(1.62)
Deposits (b)	143	162	11.73
Mandatorily redeemable capital stock (b)	282	253	(11.46)
Cash collateral held and other borrowings	1	2	50.00

Total interest expense	$95,111	$93,347	(1.89)%

(a)         During the periods in 2014 and 2013, the utilization of consolidated obligation bonds to fund earning assets has remained almost unchanged at 61% as measured by average balances.  The funding mix between utilization of consolidated obligation bonds and discounts notes has not changed in the first quarter of 2014, compared to the same period in 2013.  Overall funding spreads were tighter relative to LIBOR, causing debt cost to increase, and compressing margin.  The continued decline of the 3-month LIBOR has had a negative impact on debt that is swapped to sub-LIBOR levels.  When the 3-month LIBOR declines to very low levels, there is very little room for the spread to remain at a level that is consistent with the higher credit rating ascribed to the FHLBank debt, relative to the double-A LIBOR rating.  Spreads to LIBOR narrowed in 2013 adversely impacting our funding advantage.  Weighted average yields paid on all bonds, swapped and un-swapped, was 42 basis points in the 2014 period, compared to 48 basis points in the 2013 period.  Discount note funding cost on an un-swapped basis, was 9 basis points in the 2014 period, compared to 13 basis points in the 2013 period.  On a swapped basis, discount note funding cost was 18 basis points in the 2014 period, compared to 23 basis points in the 2013 period.  Cash flow hedge strategies have been executed to synthetically convert the variability of cash flows of $1.3 billion 3-month discount notes that reset every 91days to long-term fixed rate cash flows, in order to fund long-term investments in MBS at a locked-in margin.

(b)   Average deposit has declined in the current year period relative to prior year while yields paid have remained substantially unchanged.  Holders of mandatorily redeemable capital stock are paid dividend at the same rate as all stockholders. The dividend payments are classified as interest payments in conformity with accounting rules.

Impact of hedging debt — 2014 first quarter compared to 2013 first quarter

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.5:               Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended March 31,
	2014	2013
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$135,930	$163,744
Discount notes-Interest expense before adjustment for swaps	8,715	9,736
Net interest adjustment for interest rate swaps (a)	(49,960)	(80,550)
Total Consolidated bonds and discount notes-interest expense reported	$94,685	$92,930

(a)         A fair value hedge of debt is accomplished by the execution of an interest rate swap with a receive fixed-rate leg and a pay LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the debt results in a synthetic conversion of the fixed rate funding cost to LIBOR indexed variable expense.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have been positive, reducing the cost of funding to a LIBOR basis.  Declining net interest adjustments period-over-period were due to the narrowing of the spreads between fixed payments received from swap dealers and 3-month LIBOR paid to the dealers.

Net Interest Income — 2014 first quarter compared to 2013 first quarter

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

The following table summarizes Net interest income (dollars in thousands):

Table 1.6:               Net Interest Income

	Three months ended March 31,
			Percentage
	2014	2013	Change
Total interest income	$203,231	$196,371	3.49%
Total interest expense	95,111	93,347	(1.89)
Net interest income before provision for credit losses	$108,120	$103,024	4.95%

Total Interest Income and Total Interest Expense — See Table 1.2 and 1.4 together with accompany discussions.

Impact of lower interest income from investing member capital — In the very low interest rate environment, our earnings from interest free capital and non-interest bearing liabilities have not been significant contributors.  We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members, and non-interest earning liabilities.  In the 2014 first quarter, average capital was $6.4 billion and has increased, relative to the 2013 period in parallel with the increase in Advances.  However, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited.  For more information about factors that impact Interest income and Interest expense, see Tables 1.2 through 1.5 and discussions thereto.  Also, see Table 1.9 Spread and Yield Analysis, and Table 1.10 Rate and Volume Analysis.

Impact of qualifying hedges on Net interest income — We deploy hedging strategies to protect future net interest income that may reduce income in the short-term.  Net interest accruals of derivatives designated in a fair value or cash flow hedge that qualify under hedge accounting rules are recorded as adjustments to the interest income or interest expense associated with hedged assets or liabilities.  Also see Tables 1.3 and 1.5 and accompanying discussions.

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.7:               Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended March 31,
	2014	2013

Interest Income	$455,654	$467,665
Net interest adjustment from interest rate swaps	(252,423)	(271,294)
Reported interest income	203,231	196,371

Interest Expense	145,071	173,897
Net interest adjustment from interest rate swaps	(49,960)	(80,550)
Reported interest expense	95,111	93,347

Net interest income (Margin)	$108,120	$103,024

Net interest adjustment - interest rate swaps	$(202,463)	$(190,744)

GAAP compared to Economic — 2014 first quarter compared to 2013 first quarter

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.8:               GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended March 31,
	2014			2013
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$108,120	0.36%	0.34%	$103,024	0.40%	0.38%
Interest income (expense)
Swaps not designated in a hedging relationship	3,670	0.01	0.01	9,614	0.04	0.04

Economic net interest income	$111,790	0.37%	0.35%	$112,638	0.44%	0.42%

(a)         Net interest income or expense associated with interest rate swaps in economic hedges is recorded as part of derivative gains and losses.  For the FHLBNY, such cash flows are an integral part of the business model that converts fixed-rate exposures to LIBOR exposures.  For the most part, economic hedges outstanding at March 31, 2014 and December 31, 2013 were associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged debt elected under the FVO (generally in a pay 3-month LIBOR, receive fixed-rate interest rate swap transaction).  In the 2014 first quarter, interest income derived from basis swaps in economic hedges of debt declined in a lower rate environment and was the primary factor driving the decrease in interest adjustments period-over-period.

Spread and Yield Analysis — 2014 first quarter compared to 2013 first quarter

Table 1.9:               Spread and Yield Analysis

	Three months ended March 31,
	2014			2013
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$89,116,809	$113,851	0.52%	$72,849,910	$109,993	0.61%
Interest bearing deposits and others	1,443,104	231	0.06	2,306,701	811	0.14
Federal funds sold and other overnight funds	15,769,456	2,059	0.05	13,341,833	4,265	0.13
Investments	13,951,021	69,625	2.02	13,238,302	64,494	1.98
Mortgage and other loans	1,945,823	17,465	3.64	1,914,931	16,808	3.56

Total interest-earning assets	$122,226,213	$203,231	0.67%	$103,651,677	$196,371	0.77%

Funded By:
Consolidated obligations-bonds	$74,260,357	$77,322	0.42	$64,101,307	$75,843	0.48
Consolidated obligations-discount notes	38,731,848	17,363	0.18	29,869,014	17,087	0.23
Interest-bearing deposits and other borrowings	1,513,667	144	0.04	1,853,629	164	0.04
Mandatorily redeemable capital stock	23,958	282	4.77	22,525	253	4.56

Total interest-bearing liabilities	114,529,830	95,111	0.33%	95,846,475	93,347	0.39%

Other non-interest-bearing funds	1,258,092	—		2,363,363	—
Capital	6,438,291	—		5,441,839	—

Total Funding	$122,226,213	$95,111		$103,651,677	$93,347

Net Interest Income/Spread		$108,120	0.34%		$103,024	0.38%

Net Interest Margin
(Net interest income/Earning Assets)			0.36%			0.40%

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

Rate and Volume Analysis — 2014 first quarter compared to 2013 first quarter

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in volumes and rates.  The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense (in thousands):

Table 1.10:        Rate and Volume Analysis

	For the three months ended
	March 31, 2014 vs. March 31, 2013
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$22,323	$(18,465)	$3,858
Interest bearing deposits and others	(236)	(344)	(580)
Federal funds sold and other overnight funds	668	(2,874)	(2,206)
Investments	3,531	1,600	5,131
Mortgage loans and other loans	275	382	657

Total interest income	26,561	(19,701)	6,860

Interest Expense
Consolidated obligations-bonds	11,199	(9,720)	1,479
Consolidated obligations-discount notes	4,435	(4,159)	276
Deposits and borrowings	(31)	11	(20)
Mandatorily redeemable capital stock	17	12	29

Total interest expense	15,620	(13,856)	1,764

Changes in Net Interest Income	$10,941	$(5,845)	$5,096

Analysis of Non-Interest Income (Loss) — 2014 first quarter compared to 2013 first quarter.

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:        Other Income (loss)

	Three months ended March 31,
	2014	2013

Other income (loss):
Service fees and other (a)	$2,732	$2,355
Instruments held at fair value - Unrealized gains (b)	805	3,679
Net realized and unrealized (losses) gains on derivatives and hedging activities (c)	(2,122)	1,383
Losses from extinguishment of debt (d)	(438)	(7,931)
Total other income (loss)	$977	$(514)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, including fees earned on standby financial letters of credit.  Increase in issuance of financial letters of credit in the 2014 first quarter generated increased revenues.

(b)         Instruments held at fair value under the Fair Value Option — In aggregate, changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net gains of $0.8 million in the 2014 first quarter, compared to $3.7 million in the 2013 period.  The components of the results were: Fair values of debt, primarily bonds reported net losses of $1.1 million on $26.9 billion of debt elected under the FVO at March 31, 2014.  Generally, the bonds were shorter-term and fair values were not significant.  Additionally, market pricing of the Consolidated bonds had not changed significantly at March 31, 2014, compared to December 31, 2013.  In the 2013 first quarter, a gain of $3.6 million was recorded, largely driven by maturing debt that reversed previously recorded cumulative fair value losses.  Advances elected under the FVO reported net gains of $1.9 million on $19.2 billion notional of advances at March 31, 2014.  In the 2013 first quarter, fair values gains on advances elected under the FVO were not significant.  All advances elected under the FVO were LIBOR-indexed short-term instruments.  For more information, see FVO disclosures in Note 16. Fair Values of Financial Instruments.

(c)         Net realized and unrealized gains on derivatives and hedging activities — See Table 1.13 and accompanying discussions for more information.

(d)         Earnings Impact of Debt extinguishment and sales of investment securities — See Table 1.12 for discussions and analysis.

Earnings Impact of Debt extinguishment and sales of investment securities — 2014 first quarter compared to 2013 first quarter

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

The following table summarizes such activities (in thousands):

Table 1.12:        Debt Extinguishment and Sale of Investment Securities

	Three months ended March 31,
	2014		2013
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)

Extinguishment of CO Bonds	$56,811	$(438)	$28,527	$(4,023)
Transfer of CO Bonds to Other FHLBanks	$—	$—	$25,035	$(3,908)

Earnings Impact of Derivatives and Hedging Activities — 2014 first quarter compared to 2013 first quarter

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

For the FHLBNY, such gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Generally, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 9.1 - 9.3.

Generally, the largest source of gains or losses from hedging activities arise from derivatives designated as standalone derivatives, although for both categories (derivatives that are standalone; and derivatives and hedged items that qualify under hedge accounting rules), gains and losses are unrealized and sum to zero if held to maturity. Standalone derivatives comprised of (a) swaps in economic hedges of debt elected under the FVO (b) interest rate caps in economic hedges of capped floating-rate MBS, and (c) basis swaps hedging floating-rate debt indexed to the 1-month LIBOR.

The following tables summarize the impact of hedging activities on earnings (in thousands):

Table 1.13:        Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended March 31, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(252,423)	$(82)	$58,608	$(8,648)	$—	$—	$(202,545)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	633	—	1,314	—	—	—	1,947
Net gains on derivatives-FVO	—	—	3,908	539	—	—	4,447
(Losses) gains-economic hedges	(9)	110	(378)	—	(8,239)	—	(8,516)

Net realized and unrealized gains (losses) on derivatives and hedging activities	624	110	4,844	539	(8,239)	—	(2,122)

Total earnings impact	$(251,799)	$28	$63,452	$(8,109)	$(8,239)	$—	$(204,667)

	Three months ended March 31, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(271,294)	$(163)	$87,901	$(7,351)	$—	$—	$(190,907)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(663)	—	368	—	—	—	(295)
(Losses) on cash flow hedges	—	—	(53)	—	—	—	(53)
Net gains on derivatives-FVO	—	—	449	116	—	—	565
Gains (losses)-economic hedges	250	(195)	142	—	968	1	1,166

Net realized and unrealized (losses) gains on derivatives and hedging activities	(413)	(195)	906	116	968	1	1,383

Total earnings impact	$(271,707)	$(358)	$88,807	$(7,235)	$968	$1	$(189,524)

Derivatives and hedging activities reported net losses of $2.1 million in the 2014 first quarter, compared to a gain of $1.4 million in the prior year period, and were primarily due to the cumulative effects of changes in market interest rates, interest rate spreads, interest rate volatility, and other market factors during the period.  Net interest accruals on derivative instruments in economic hedges may also have a significant impact.  Primary drivers are discussed below:

Standalone derivatives — Fair value changes of derivatives designated in economic hedges (also referred to as standalone derivatives) resulted in the recognition of net losses of $4.1 million in the 2014 period and net gains of $1.7 million in the 2013 period.  Primary factors are described below:

•                  Impact of interest rate caps — Caps have been designated in economic hedges of variable rate mortgage-backed securities that are indexed to LIBOR.  The variable coupons are capped at predetermined strike rates.  We face potential risks in a rising interest rate environment due to the capped variable rate MBS, including cash flow exposure should LIBOR rate rises above the strike rates of the capped MBS. To reduce the potential risks to within the FHLBNY’s risk tolerances, we have designated $2.7 billion (notional amounts) of interest rate caps to accomplish our risk reduction strategies.  The caps are structured with strikes that mirror the strikes in the MBS, making us indifferent to changes in LIBOR.  Caps lost value at March 31, 2014, relative to December 31, 2013 in parallel with the down-shift of the relevant forward LIBOR curve, and a loss of $8.2 million was recorded.  In the 2013 first quarter, a gain of $1.0 million was recorded.

•                  Interest rate swaps designated as economic hedges of floating rate debt — From time to time, we have issued floating rate debt that is indexed to the 1-month LIBOR, or the Federal funds rate or Prime.  Concurrent with the issuance of such debt, we execute interest rate swaps (also referred to as “basis swaps”) that create synthetic 3-month LIBOR cost of funding, our preferred funding base.  Since the hedge accounting designation requirements for a Cash Flow hedge are operationally difficult to achieve, we have opted to designate the basis swaps as standalone.  Notional amounts of basis swaps at March 31, 2014 were $5.0 billion, almost all in the exchange of 1-month LIBOR for 3-month LIBOR.  At March 31, 2013 notional amounts of basis swaps were $2.3 billion.

Fair values of basis swaps have fluctuated over the years causing gains and losses to also fluctuate.  A net unrealized loss of $0.4 million was recorded in the 2014 period, compared to a loss of $3.1 million in the 2013 period.  The rise and fall of the 3-month LIBOR forward rates relative to the forward federal funds rate or the 1-month LIBOR are determining factors of recorded gains and losses, as is the volume of derivatives designated as standalone.

•                  Interest rate swaps designated as economic hedges of short-term debt elected under the Fair value Option — We elected the FVO for certain short-term fixed rate bonds and discount notes, together referred to as FVO debt, when we believed that we could not assert with a high degree of confidence that debt could be effectively hedged as a qualifying hedge.  In those circumstances, the interest rate swaps that hedges the FVO debt are designated as economic hedges.  At March 31, 2014, the notional amount of interest rate swaps hedging FVO debt was $26.9 billion, compared with $12.0 billion at March 31, 2013.

In the 2014 first quarter, fair value changes of interest rate swaps hedging FVO debt resulted in a net gain of $0.8 million, compared to a net loss of $6.1 million in the 2013 period. The rise and fall of the forward LIBOR curve were the determining factors of recorded gains and losses.  Such swaps were intermediate term, generally with maturities of less than two years.  The short duration of the swaps caused period-over-period fluctuations in fair value gains and losses.  As the swaps approached their maturity, gains and losses were reversed so that at maturity the swap had a fair value of zero.

•                  Impact of recording Interest Accrual on Standalone derivatives — Interest accruals on swaps in economic hedges, primarily of debt elected under the FVO, generated positive cash flows, and $3.7 million was recorded as a gain component of Earnings Impact of derivatives and hedging activities in the 2014 period, compared to a gain of $6.7 million in the 2013 period.  Interest accruals are typically recorded as part of the Interest income or Interest expense when the derivative is in a recognized hedge accounting strategy, but when the derivative is designated as an economic hedge, interest accruals on the derivative are recorded as a net realized and unrealized gains and losses on derivatives and hedging activities.  For information about the impact of interest accruals on Interest income and Interest expense associated with derivatives in hedge qualifying associations, see Table 1.13.

Benchmark qualifying hedges — The earnings impact from qualifying fair value hedging relationships was primarily due to the fair value changes of hedged instruments that were not fully offset by fair value changes of the hedging derivatives.  This difference is also referred to as hedge ineffectiveness.  Ineffectiveness recorded in earnings was primarily due to fair value hedges of consolidated obligation bonds, discount notes, and advances, and insignificant amounts of ineffectiveness from closed Cash flow hedges of anticipated issuances of debt.  Fair value hedge ineffectiveness was a net gain of $2.0 million in the 2014 period, compared to a net loss of $0.3 million in the 2013 period.  Hedge ineffectiveness was primarily unrealized.  Cumulative fair value gains and losses will sum to zero at maturity of the instruments.

For more information, also see Components of net gains and losses on derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow hedging on earnings and AOCI

The two primary Cash Flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we have executed interest rate swaps on the anticipated issuance of debt and to lock in a spread between the earning asset and the cost of funding.  The swap is a pay fixed-rate, receive LIBOR indexed structure.  Open swap contracts are valued at the end of each reporting period, and the effective portion of changes in the fair values of the swaps is recorded in AOCI, and ineffectiveness, if any, is recorded through earnings.  The swap is terminated upon issuance of the debt instrument, and fair values recorded in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.  There were no open contracts to hedge the anticipated issuances of debt at March 31, 2014 and December 31, 2013.

Fair value losses in AOCI of $8.0 million at March 31, 2014 and $8.7 million at December 31, 2013 represented the unamortized fair value basis of closed Cash flow hedges that had hedged anticipatory issuances of debt.  Amounts reclassified to Interest expense were $0.7 million in the 2014 first quarter and $1.1 million in the 2013 period.  Over the next 12 months, it is expected that $2.6 million of net losses recorded in AOCI will be recognized as an interest expense.

Hedges of discount note issuances — Unrealized losses from rollover Cash flow hedge strategies were $42.6 million at March 31, 2014, compared to losses of $22.3 million at December 31, 2013.  Losses represented fair values of interest rate swaps designated in Cash flow strategies to hedge long-term issuances of consolidated obligation discount notes in the discount note rollover programs.  The net amounts were recorded in the balance sheet as derivative liabilities at those dates, and an offset recorded in AOCI as unrealized losses.

Long-term swaps, notional amounts of $1.3 billion at March 31, 2014 and December 31, 2013 were in pay fixed-rate, receive floating rate interest rate exchange agreements.  Fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  Increase in fair value losses reflects the decline in long-term swap rates at March 31, 2014 relative to December 31, 2013.  We expect the long-term hedge programs to remain in place to the contractual maturities of the interest rate swaps.  Cumulative fair value losses will sum to zero over those periods.

The long term interest rate swaps are designated as Cash flow hedges of the rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap.  The program in effect creates synthetic fixed-rate funding, and offsets the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR).  Discount notes are issued for a 91-day period at a fixed rate and rolled over for another 91-days at the then prevailing interest rate.  For more information, see Note 15.  Derivatives and Hedging Activities.

The Cash flow hedge programs have an impact on Interest expenses on discount notes, as the hedges increased the discount note interest expense for the swapped debt to a long-term fixed rate.  In the 2014 first quarter, additional expenses of $8.7 million were incurred.  In the 2013 period, the additional expense was $7.4 million. The amounts represented the cash accrual expenses on the interest rate swaps hedging the discount notes.

The cash flow strategies are to create predictable interest margins over the long-term.

Derivative gains and losses reclassified from AOCI (a) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:        Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended March 31,
	2014	2013
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(30,983)	$(137,114)
Net hedging transactions	(20,308)	16,544
Reclassified into earnings	736	1,067
End of period (a)	$(50,555)	$(119,503)

(a)         No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report.  Ineffectiveness from hedges designated as cash flow hedges was not significant in any periods reported in this Form 10-Q.

Operating Expenses, Compensation and Benefits, and Other Expenses

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.15:        Operating Expenses, and Compensation and Benefits

	Three months ended March 31,
	2014	Percentage of Total	2013	Percentage of Total
Occupancy	$1,081	14.97%	$1,138	15.75%
Depreciation and leasehold amortization	871	12.06	983	13.61
All others (a)	5,269	72.97	5,104	70.64
Total Operating Expenses (b)	$7,221	100.00%	$7,225	100.00%

Employee compensation	$8,091	57.15%	$7,998	56.70%
Employee benefits	6,067	42.85	6,108	43.30
Total Compensation and Benefits (c)	$14,158	100.00%	$14,106	100.00%

Finance Agency and Office of Finance (d)	$3,619		$3,451

(a)         All others — included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, and insurance and telecommunications.

(b)         Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.

(c)          Employee compensation and benefits were almost unchanged period-over-period. Pension expense for the Pentegra Defined benefit pension plan has benefited from the relief measure under a pension relief bill (MAP-21) enacted by Congress in mid-2012.  For more information, see Note 14. Employee Retirement Plans for an understanding of MAP-21, and Note 17. Commitments and Contingencies.

(d)         We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The 12 FHLBanks and two other GSEs share the entire cost of the Finance Agency.

Assessments

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under ITEM 1 BUSINESS in the most recent Form 10-K.  The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:               Affordable Housing Program Liabilities

	Three months ended March 31,
	2014	2013

Beginning balance	$123,060	$134,942
Additions from current period’s assessments	8,405	7,802
Net disbursements for grants and programs	(7,199)	(14,232)
Ending balance	$124,266	$128,512

Financial Condition

Table 3.1:               Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	March 31, 2014	December 31, 2013	dollar amount	percentage
Assets
Cash and due from banks	$5,534,616	$15,309,998	$(9,775,382)	(63.85)%
Securities purchased under agreements to resell	500,000	—	500,000	NM
Federal funds sold	9,872,000	5,986,000	3,886,000	64.92
Available-for-sale securities	1,469,424	1,562,541	(93,117)	(5.96)
Held-to-maturity securities	12,254,080	12,535,928	(281,848)	(2.25)
Advances	87,677,059	90,765,017	(3,087,958)	(3.40)
Mortgage loans held-for-portfolio	1,931,356	1,927,623	3,733	0.19
Derivative assets	49,858	43,302	6,556	15.14
Other assets	194,856	202,496	(7,640)	(3.77)

Total assets	$119,483,249	$128,332,905	$(8,849,656)	(6.90)%

Liabilities
Deposits
Interest-bearing demand	$1,663,013	$1,865,399	$(202,386)	(10.85)%
Non-interest-bearing demand	30,936	25,941	4,995	19.26
Term	36,000	38,000	(2,000)	(5.26)

Total deposits	1,729,949	1,929,340	(199,391)	(10.33)

Consolidated obligations
Bonds	74,993,371	73,275,312	1,718,059	2.34
Discount notes	35,649,830	45,870,470	(10,220,640)	(22.28)
Total consolidated obligations	110,643,201	119,145,782	(8,502,581)	(7.14)

Mandatorily redeemable capital stock	23,915	23,994	(79)	(0.33)

Derivative liabilities	345,716	349,150	(3,434)	(0.98)
Other liabilities	387,867	398,985	(11,118)	(2.79)

Total liabilities	113,130,648	121,847,251	(8,716,603)	(7.15)

Capital	6,352,601	6,485,654	(133,053)	(2.05)

Total liabilities and capital	$119,483,249	$128,332,905	$(8,849,656)	(6.90)%

Balance Sheet overview March 31, 2014 compared to December 31, 2013

Total assets at March 31, 2014 declined by $8.8 billion, or 6.9% from December 31, 2013.  The decline was driven largely due to lower cash balances at the Federal Reserve Bank of New York and lower advances balances.

Aside from advances, our primary earning assets were GSE-issued mortgage-backed securities, and mortgage loans in the MPF program.  We also hold small portfolios of private-label MBS, and bonds issued by state and local government housing agencies.  For liquidity purposes, we maintained investments in Federal funds sold and cash at the Federal Reserve Bank of New York.

Capital ratios — Our capital remains strong.  At March 31, 2014, actual risk-based capital was $6.5 billion, compared to required risk-based capital of $0.6 billion.  To support $119.5 billion of total assets at March 31, 2014, the required minimum regulatory capital was $4.8 billion, or 4.0% of assets.  Our actual regulatory capital was $6.5 billion, exceeding required capital by $1.7 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At March 31, 2014, balance sheet leverage was 18.8 times shareholders’ equity, compared to 19.8 times at December 31, 2013; the decrease was primarily due to lower cash balances at March 31, 2014.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  This is because changes in shareholders’ capital parallel changes in advances, and the ratio of assets to capital generally remains unchanged.  Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Liquidity and Debt — At March 31, 2014, liquid assets included $5.5 billion in cash, primarily at the Federal Reserve Bank of New York, $9.9 billion in overnight Federal funds sold, and $1.5 billion in highly-rated GSE securities that were readily marketable and available-for-sale.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

The primary source of our funds is the issuance of consolidated obligation bonds and discount notes to the public.  Our GSE status enables the FHLBanks to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.  Our ability to access the capital markets, which has a direct impact on our cost of funds, is dependent to a degree on our credit ratings from the major ratings organizations.  The FHLBank debt performance has withstood the impact of the rating downgrade in the recent past and the controversy surrounding the debt ceiling.  However, we cannot say with certainty the long-term impact of such actions on our liquidity position, which could be adversely affected by many causes both internal and external to our business.

Among other liquidity measures, the FHFA requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days, and during that period members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing and “put” advances.  We were in compliance with regulations under both scenarios.  The actual Contingency Liquidity under the 5-day scenario in the first quarter of 2014 was $30.3 billion, well in excess of the required $3.4 billion.  We also have other liquidity measures in place — Deposit Liquidity and Operational Liquidity, both of which indicated that our liquidity buffers were in excess of required reserves.  For more information about our liquidity measures, please see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

Advances — Decline in amounts borrowed at March 31, 2014, relative to December 31, 2013 have been driven primarily by lower liquidity needs of the membership in the form of overnight borrowings, and lower needs for short-term funding.

Table 3.2:               Advance Trends

Long-term investment securities — Long-term investment securities are designated as available-for-sale or held-to-maturity.  At March 31, 2014, GSE issued mortgage-backed securities totaling $1.5 billion were available-for-sale and represented 100% of the MBS securities classified as AFS.  In the held-to-maturity portfolio (HTM), GSE issued mortgage-backed securities were $11.2 billion, representing 96.7% of the MBS securities in the HTM portfolio.  Private-label issued mortgage-backed securities (MBS) totaled $383.8 million, or 3.3% of remaining MBS securities in the HTM portfolio.  We have not acquired a privately issued MBS since 2006.  Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $714.4 million, and were classified as HTM.  The heavy concentration of GSE-issued securities and a declining balance of private-label MBS has been our investment profile for many years.

Other than temporary Impairment (OTTI) — Cash flow testing and evaluation of our investment securities did not identify any OTTI in the 2014 first quarter or in any periods in 2013.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Growth has not been strong as member loan origination has continued to be weak.  Purchases exceeded paydowns by $5.4 million in 2014 period.  Par amounts of loans under this program stood at $1.9 billion at March 31, 2014, slightly up from December 31, 2013.  Credit performance has been strong and delinquency low.  Historical loss experience has been very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

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

Member demand for advance products

Advances outstanding at March 31, 2014 and December 31, 2013, included unrealized net fair value gains of $1.9 billion, of which $7.1 million represented unrealized gains on advances elected under the fair value option, and the remaining unrealized gains on advances hedged in accordance with the accounting for derivative instruments and hedging activities.

At March 31, 2014, par amounts of advances were $85.8 billion, down $3.0 billion, or 3.4%, from the balances at December 31, 2013.

Advances — Product Types.

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:               Advances by Product Type

	March 31, 2014		December 31, 2013
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$25,803,800	30.09%	$26,161,800	29.48%
Fixed Rate Advances	45,062,422	52.54	45,741,935	51.54
Short-Term Advances	8,925,654	10.41	9,926,676	11.19
Mortgage Matched Advances	484,276	0.57	466,602	0.53
Overnight & Line of Credit (OLOC) Advances	2,293,588	2.67	3,459,411	3.90
All other categories	3,191,282	3.72	2,981,176	3.36

Total par value	85,761,022	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments	1,908,912		2,022,018
Fair value option valuation adjustments and accrued interest	7,125		5,399

Total	$87,677,059		$90,765,017

Adjustable Rate Advances (“ARC Advances”) — One member’s outstanding ARC Advances stood at $22.2 billion at March 31, 2014, unchanged from December 31, 2013.  Of that amount $15.0 billion is expected to mature by December 31, 2014.  We are unable to predict with certainty if the borrowings will be rolled over at their maturities.

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

Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances was generally weak in the first quarter of 2014, a continuing trend from 2013.  We believe that members remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because of the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances of advances that are putable or callable have remained almost unchanged in the first quarter of 2014 and stood at $14.4 billion, compared to $14.5 billion at December 31, 2013.

Short-term Advances — In the first quarter of 2014, demand has declined in contrast to steady growth in 2013.  Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Demand for overnight borrowings has been weak in the first quarter of 2014, and balances have declined.  Member demand for the Overnight Advances reflects the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.2:               Advances by Interest-Rate Payment Terms

	March 31, 2014		December 31, 2013
		Percentage		Percentage
`	Amount	of Total	Amount	of Total

Fixed-rate (a)	$59,957,222	69.91%	$62,575,800	70.52%
Variable-rate (b)	25,803,800	30.09	26,153,800	29.47
Variable-rate capped (c)	—	—	8,000	0.01

Total par value	85,761,022	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments	1,908,912		2,022,018
Fair value option valuation adjustments and accrued interest	7,125		5,399

Total	$87,677,059		$90,765,017

(a)         Fixed-rate borrowings remained popular with members.  This category has declined in the first quarter of 2014 after steady growth in 2013.  Decrease is primarily in the Short-term fixed rate category.  Demand for new long-term fixed rate advances remains weak.

(b)         Adjustable-rate LIBOR-based advances remained almost unchanged.  One member’s borrowings of $22.2 billion largely made up the outstanding balances.  The FHLBNY’s larger members are generally borrowers of variable-rate advances, and except for the one large member’s borrowing activity, other members have remained on the side-lines in a weak economy and have not increased their borrowings despite the low short-term rates, as it would appear that they have sufficient liquidity in the form of customer deposits.

(c)          Typically, capped ARCs are in demand by members in a rising rate environment, as members would purchase cap options to limit their interest rate exposure.  With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes maturity and yield characteristics of par amounts of advances (dollars in thousands):

Table 4.3:               Advances by Maturity and Yield Type

	March 31, 2014		December 31, 2013
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$18,275,007	21.31%	$22,226,151	25.05%
Due after one year	41,682,215	48.60	40,349,649	45.47

Total Fixed-rate	59,957,222	69.91	62,575,800	70.52

Variable-rate
Due in one year or less	20,399,900	23.79	19,960,500	22.49
Due after one year	5,403,900	6.30	6,201,300	6.99

Total Variable-rate	25,803,800	30.09	26,161,800	29.48
Total par value	85,761,022	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments (a)	1,908,912		2,022,018
Fair value option valuation adjustments and accrued interest (b)	7,125		5,399
Total	$87,677,059		$90,765,017

Fair value basis and valuation adjustments - The carrying values of Advances include hedging basis adjustments (LIBOR benchmark hedging adjustments) for those advances recorded under hedge accounting provisions, or at fair value for those advances elected under the FVO.  Fair value basis adjustments are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates.

(a)         The reported carrying value of hedged advances is adjusted for changes in their fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedges of advances in a fair value hedge.  The application of this accounting methodology results in the recognition of fair value hedge basis adjustments.  The hedge valuation basis adjustments were $1.9 billion and $2.0 billion as net unrealized gains at March 31, 2014 and December 31, 2013.  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment, and recorded gains were consistent with the lower yield curves at the two balance sheet dates.  Unrealized gains from fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving our hedging objectives of mitigating fair value basis risk.

Hedging valuation basis adjustment at March 31, 2014 was a little lower than at December 31, 2013 due to several factors.  Higher yielding advances have matured or prepaid, and replaced by new fixed-rate advances with coupons that are close to a par market rate.  Higher yielding advances have also been modified to a lower coupon rate, resulting in decline in previously recorded fair value valuation gains.  Decline in valuation gains were partly offset by the effects of a declining forward swap curve at March 31, 2014, relative to December 31, 2013.  Declining market yields typically result in increase in valuation gains.

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

The valuation adjustment has increased due to the decline in the observed yield causing an increase in the price of the instrument.  Volume of advances elected under the FVO was $19.2 billion at March 31, 2014, unchanged from December 31, 2013.  As discussed elsewhere in the MD&A, the FHLBNY carries certain intermediate-term advances at fair value by electing the FVO, as an alternative to electing to qualify under hedge accounting rules.  The fair value basis of a FVO instrument included accrued interest receivable, which was a large component of the valuation basis at March 31, 2014 and December 31, 2013.  Interest accrued receivable is also impacted by timing of the interest settlement.  All FVO advances were variable rate, LIBOR indexed advances and gains and losses were not significant as the advance would reprice frequently to market indices.

We have elected the FVO on an instrument-by-instrument basis for such advances.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider our advances to remain fully collateralized through to maturity.

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

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.4:               Hedged Advances by Type

Par Amount	March 31, 2014	December 31, 2013
Qualifying Hedges
Fixed-rate bullets (a)	$29,768,847	$29,231,978
Fixed-rate putable (b)	14,119,412	14,170,412
Fixed-rate callable	35,000	30,000
Fixed-rate with embedded cap	85,000	50,000

Total Qualifying Hedges	$44,008,259	$43,482,390

Aggregate par amount of advances hedged (c)	$44,010,459	$43,495,135
Fair value basis (Qualifying hedging adjustments)	$1,908,912	$2,022,018

(a)         Generally, non-callable fixed-rate medium and longer term advances are hedged to mitigate the risk in fixed-rate lending.

(b)         Putable advances, which are generally hedged in a fair value qualifying hedge, have remained unchanged, or have declined as members have generally not replaced maturing putable advances.

(c)          Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship.

Advances elected under the FVO — In 2013, significant amounts of LIBOR-indexed advances were borrowed and we elected to account for them under the FVO.  By electing the FVO for an asset instrument (the advance), the objective was to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.  The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.5:               Advances under the Fair Value Option (FVO)

	Advances
Par Amount	March 31, 2014	December 31, 2013
Advances designated under FVO	$19,200,000	$19,200,000

Advances — Call Dates and Exercise Options

Putable and callable advances are structured with one or more put or call dates.  The table offers a view of the advance portfolio, including the structured advances, with the possibility of the exercise at the first put and call date.    (dollars in thousands):

Table 4.6:               Advances by Put Date/Call Date (a)(b)

	March 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total

Due or putable in one year or less	$45,386,756	52.92%	$48,905,001	55.11%
Due or putable after one year through two years	12,761,933	14.88	11,485,229	12.94
Due or putable after two years through three years	12,163,735	14.19	12,115,765	13.66
Due or putable after three years through four years	7,326,796	8.54	8,521,661	9.60
Due or putable after four years through five years	4,190,126	4.89	3,982,517	4.49
Thereafter	3,931,676	4.58	3,727,427	4.20

Total par value	85,761,022	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments	1,908,912		2,022,018
Fair value option valuation adjustments and accrued interest	7,125		5,399

Total	$87,677,059		$90,765,017

(a)         Contrasting advances by contractual maturity dates (See Note 7. Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  Although no significant amounts of new putable advances have been issued in 2014 and 2013, outstanding advances included a significant amount of putable advances in which we purchased from members the option to terminate advances at agreed-upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates.  When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.  This is best illustrated by the fact that on a contractual maturity basis, 13.6% of advances would mature after five years, while on a put basis, the percentage declined to 4.6% at March 31, 2014.

(b)         Callable advances aggregated $35.0 million at March 31, 2014.  With a callable advance, borrowers have purchased the option to terminate advances at par at predetermined dates.

The following table summarizes par amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (par amounts, in thousands):

Table 4.7:               Putable and Callable Advances

	March 31, 2014	December 31, 2013
Putable/callable	$14,434,412	$14,506,412
No-longer putable/callable	$2,091,000	$2,111,000

December 31, 2013 balance was expanded to include callable advances to conform to the presentation adopted at March 31, 2014.

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

The Finance Agency issued a final rule, effective June 20, 2011, that incorporated the pre-existing 300% of capital and other policy limitations on the FHLBanks’ purchase of mortgage-backed securities.  The Finance Agency prohibits us from investing in certain types of securities.  We were in compliance with the Finance Agency rules at all times.  For more information about our policies and practices, see the most recent Form 10-K filed on March 24, 2014.

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) (Carrying values; dollars in thousands):

Table 5.1:                           Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2014	2013	Variance	Variance

State and local housing finance agency obligations (a)	$714,360	$714,880	$(520)	(0.07)%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	1,459,103	1,552,134	(93,031)	(5.99)
Held-to-maturity securities, at carrying value (b)	11,539,720	11,821,048	(281,328)	(2.38)
Total securities	13,713,183	14,088,062	(374,879)	(2.66)

Grantor trust (c)	10,321	10,407	(86)	(0.83)
Securities purchased under agreements to resell	500,000	—	500,000	NM
Federal funds sold	9,872,000	5,986,000	3,886,000	64.92

Total investments	$24,095,504	$20,084,469	$4,011,035	19.97%

(a)         State and local housing finance agency bonds — No acquisitions were made in the 2014 period.  Bonds are classified as HTM securities, and carried at amortized cost.

(b)         Mortgage-backed securities classified as Available-for-sale — No acquisitions were made in the 2014 period.  AFS securities outstanding were GSE issued floating-rate Mortgage-backed securities, and were carried at fair value.

Mortgage-backed securities classified as Held-to-maturity — No acquisitions were made in the 2014 period.  HTM securities are primarily (96.7%) GSE issued MBS.

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

Pricing of GSE-issued MBS has been tight partly due to limited supply, and partly as a result of the Federal Reserve Bank’s continued participation in the market for acquiring GSE-issued MBS.  As a result of the unfavorable pricing, no acquisitions were made in the 2014 period.  The long-term investment portfolios at March 31, 2014, comprising of MBS and housing finance agency bonds in the HTM and AFS portfolios, totaled $13.7 billion, a little lower than $14.1 billion at December 31, 2013.

The Available-for-sale MBS portfolio, comprising of GSE-issued floating-rate securities, was carried at fair value of $1.5 billion and $1.6 billion at March 31, 2014 and December 31, 2013.  No acquisitions were made due to pricing that was outside our risk/reward criteria.  Fair values of AFS securities were in unrealized fair value gain positions at March 31, 2014 and December 31, 2013.  Floating-rate securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  No MBS securities were sold.  For more information, see Note 6.  Available-for-Sale Securities.

The Held-to-maturity MBS portfolio, comprising of 96.7% of GSE issued fixed and floating-rate MBS aggregated $11.5 billion and $11.8 billion at March 31, 2014 and December 31, 2013.  No acquisitions were made due to pricing that was outside our risk/reward criteria.  Floating-rate securities are indexed to LIBOR, and certain securities are capped typically between 6.5% and 7.5%.

We face potential risks in a rising interest rate environment due to the capped variable rate MBS, including cash flow exposure should LIBOR rate rises above the strike rates of the capped MBS.  To reduce the potential risks to within the FHLBNY’s risk tolerances, we have designated $2.7 billion (notional amounts) of interest rate caps to accomplish our risk reduction strategies.  The interest rate caps are structured such that if LIBOR rates exceed the pre-determined cap strikes, we would receive cash payments for each period the cap strike rate is exceeded, making us indifferent to adverse movements in LIBOR.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                           Investment Securities Issuer Concentration

	March 31, 2014			December 31, 2013
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,937,942	$5,959,660	93.47%	$6,156,878	$6,149,220	94.93%
Freddie Mac	6,598,651	6,700,302	103.88	6,731,314	6,781,294	103.79
Ginnie Mae	78,438	78,968	1.23	83,023	83,614	1.28
All Others - PLMBS	383,792	462,026	6.04	401,967	479,736	6.20
Non-MBS (b)	724,681	672,759	11.41	725,287	672,061	11.18

Total Investment Securities	$13,723,504	$13,873,715	216.03%	$14,098,469	$14,165,925	217.38%

Categorized as:

Available-for-Sale Securities	$1,469,424	$1,469,424		$1,562,541	$1,562,541

Held-to-Maturity Securities	$12,254,080	$12,404,291		$12,535,928	$12,603,384

(a)         Carrying value includes fair value for AFS securities.

(b)         Non-MBS consist of housing finance agency bonds and a Grantor Trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.3:                           External Rating of the Held-to-Maturity Portfolio

	March 31, 2014
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$2,022	$11,173,908	$222,278	$37,008	$104,504	$11,539,720
State and local housing finance agency obligations	65,000	612,750	7,780	28,830	—	714,360

Total Long-term securities	$67,022	$11,786,658	$230,058	$65,838	$104,504	$12,254,080

	December 31, 2013
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$2,110	$11,438,520	$234,017	$39,488	$106,913	$11,821,048
State and local housing finance agency obligations	65,000	613,270	7,780	28,830	—	714,880

Total Long-term securities	$67,110	$12,051,790	$241,797	$68,318	$106,913	$12,535,928

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

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                           External Rating of the Available-for-Sale Portfolio

	March 31, 2014			December 31, 2013
	AA-rated (a)	Unrated	Total	AA-rated (a)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$1,459,103	$—	$1,459,103	$1,552,134	$—	$1,552,134
Other - Grantor trust	—	10,321	10,321	—	10,407	10,407

Total Available-for-sale securities	$1,459,103	$10,321	$1,469,424	$1,552,134	$10,407	$1,562,541

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

Fair Value Levels of investment securities, and Unrecognized and Unrealized holding losses

Except for a small portfolio of non-Agency PLMBS and housing finance agency bonds, our portfolios of MBS were issued by GSEs and U.S. agency.  To compute fair values at March 31, 2014 and December 31, 2013, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within the specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair value.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                           Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2014		December 31, 2013
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$—	—%	$19	6.25%
Due after one year through five years	2,032,235	2.20	1,665,395	2.21
Due after five years through ten years	3,742,387	2.90	4,162,452	2.83
Due after ten years	7,262,133	1.64	7,585,946	1.65

Total mortgage-backed securities	$13,036,755	2.09%	$13,413,812	2.08%

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

No OTTI was recorded in the 2014 period or in the 2013 period.  In the 2014 period, we identified improvements in cash flows on certain previously OTTI non-agency PLMBS, and $0.2 million was recorded as accretable yield to investment income.

The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 5.6:                           Base and Adverse Case Stress Scenarios (a)

		As of March 31, 2014
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$39,198	$—	8	$39,198	$(85)
RMBS	Alt-A	5	5,480	—	5	5,480	—
HEL	Subprime	30	319,509	—	30	319,509	(3,491)
Manufactured housing	Subprime	2	107,377	—	2	107,377	—
Total Securities		45	$471,564	$—	45	$471,564	$(3,576)

			As of December 31, 2013
			Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	9	$46,007	$—	9	$46,007	$(59)
RMBS	Alt-A	6	5,700	—	6	5,700	—
HEL	Subprime	30	328,488	—	30	328,488	(2,145)
Manufactured housing	Subprime	2	112,128	—	2	112,128	—
Total Securities		47	$492,323	$—	47	$492,323	$(2,204)

(a)         Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.

FHLBank OTTI Governance Committee Common Platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for about 50% of our non-Agency PLMBS portfolio that were possible to be cash-flow tested within the Common Platform.  The results were reviewed and found reasonable by the FHLBNY.  For more information about the OTTI Committee and the Common Platform, see Other-Than-Temporary Impairment — Accounting and governance policies, and impairment analysis within Note 1. Significant Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 24, 2014.

Projected recovery of home prices was a critical assumption employed to calculate OTTI for cash flows developed under the Common Platform.  Recovery rates were unchanged at March 31, 2014 from December 31, 2013.  The table below presents projected home price recovery under a base case and an adverse case.

Table 5.7:                           Projected Home Price Recovery by Months

	March 31, 2014		December 31, 2013
	Base Case	Adverse Case	Base Case	Adverse Case
Months	Recovery Range % (a)	Recovery Range % (a)	Recovery Range % (a)	Recovery Range % (a)
1- 6	0.0 - 3.0	0.0 - 2.0	0.0 - 3.0	0.0 - 2.0
7- 12	1.0 - 4.0	0.7 - 2.7	1.0 - 4.0	0.7 - 2.7
13- 18	2.0 - 4.0	1.3 - 2.7	2.0 - 4.0	1.3 - 2.7
19- 30	2.0 - 5.0	1.3 - 3.4	2.0 - 5.0	1.3 - 3.4
31- 42	2.0 - 6.0	1.3 - 4.0	2.0 - 6.0	1.3 - 4.0
43- 54	2.0 - 6.0	1.3 - 4.0	2.0 - 6.0	1.3 - 4.0
55- 66	2.3 - 5.6	1.5 - 3.8	2.3 - 5.6	1.5 - 3.8
Thereafter	2.3 - 5.6	1.5 - 3.8	2.3 - 5.6	1.5 - 3.8

(a) Annualized Rates.

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.8:               Non-Agency Private Label Mortgage- and Asset-Backed Securities

	March 31, 2014			December 31, 2013
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$36,798	$2,400	$39,198	$43,532	$2,475	$46,007
Alt-A	3,458	2,022	5,480	3,590	2,110	5,700
Total private-label RMBS	40,256	4,422	44,678	47,122	4,585	51,707

Home Equity Loans
Subprime	268,226	51,282	319,508	275,246	53,242	328,488

Manufactured Housing Loans
Subprime	107,377	—	107,377	112,128	—	112,128
Total UPB of private-label MBS (b)	$415,859	$55,704	$471,563	$434,496	$57,827	$492,323

(a)         Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

(b)         Paydowns and prepayments of PLMBS have reduced outstanding unpaid principal balances.  No acquisitions of PLMBS have been made since 2006.

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.9:               PLMBS by Year of Securitization and External Rating

	March 31, 2014
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$11,456	$—	$—	$—	$—	$11,456	$10,747	$(200)	$10,664
2005	12,412	—	—	—	—	12,412	11,803	—	12,455
2004 and earlier	15,330	—	9,222	3,708	—	2,400	15,268	(82)	15,382
Total RMBS Prime	39,198	—	9,222	3,708	—	26,268	37,818	(282)	38,501
Alt-A
2004 and earlier	5,480	2,022	911	—	1,184	1,363	5,480	(152)	5,363
Total RMBS	44,678	2,022	10,133	3,708	1,184	27,631	43,298	(434)	43,864
HEL Subprime
2004 and earlier	319,508	—	7,868	117,617	47,162	146,861	284,144	(3,528)	307,694
Manufactured Housing Loans Subprime
2004 and earlier	107,377	—	—	107,377	—	—	107,365	—	110,468
Total PLMBS	$471,563	$2,022	$18,001	$228,702	$48,346	$174,492	$434,807	$(3,962)	$462,026

	December 31, 2013
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$12,379	$—	$—	$—	$—	$12,379	$11,669	$(128)	$11,621
2005	13,285	—	—	—	—	13,285	12,630	(3)	13,220
2004 and earlier	20,343	—	10,269	7,599	2,475	—	20,261	(46)	20,354
Total RMBS Prime	46,007	—	10,269	7,599	2,475	25,664	44,560	(177)	45,195
Alt-A
2004 and earlier	5,700	2,110	911	19	1,214	1,446	5,700	(157)	5,622
Total RMBS	51,707	2,110	11,180	7,618	3,689	27,110	50,260	(334)	50,817
HEL Subprime
2004 and earlier	328,488	—	8,278	121,052	47,572	151,586	292,883	(3,659)	314,038
Manufactured Housing Loans Subprime
2004 and earlier	112,128	—	—	112,128	—	—	112,115	—	114,881
Total PLMBS	$492,323	$2,110	$19,458	$240,798	$51,261	$178,696	$455,258	$(3,993)	$479,736

(a) Credit-related OTTI was offset by reclassification of non-credit OTTI to Net income.

Table 5.10:                    Weighted-Average Credit support Analysis of MBS

	March 31, 2014			December 31, 2013
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	4.50%	4.11%	16.34%	4.41%	3.96%	18.54%
2005	2.49	6.22	7.41	2.50	6.13	6.78
2004 and earlier	1.64	6.84	5.65	1.54	6.79	2.18
Total RMBS Prime	2.75	5.85	9.33	2.59	5.84	7.91
Alt-A
2004 and earlier	13.92	38.35	15.19	13.85	38.04	10.01
Total RMBS	4.12	9.83	10.05	3.83	9.39	8.14
HEL
Subprime
2004 and earlier	58.10	34.26	19.61	58.02	34.18	19.75
Manufactured Housing Loans Subprime
2004 and earlier	100.00	30.49	2.96	100.00	29.82	2.90
Total Private-label MBS	62.53%	31.09%	14.92%	61.89%	30.58%	14.69%

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

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.  Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks, includes the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments.  Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that the counterparty may be unable to meet its contractual repayment obligations as a result of political or economic conditions in the country of its incorporation.  The FHLBNY did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

Securities purchased with agreement to resell — As part of FHLBNY’s banking activities with counterparties, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which securities are taken as collateral.  Outstanding balance was $500.0 million at March 31, 2014 and $0 at December 31, 2013.  The average amount of lending in the 2014 period was $687.8 million and $72.9 million during 2013.  The secured financing agreements with certain highly-rated counterparties involve the lending of cash, against which securities are taken as collateral.  The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral as well as the credit quality of the counterparty.  The collateral is typically in the form of a highly-rated marketable security, and the FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined threshold.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  The FHLBNY does not have the right to re-pledge the securities received.  Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.

Certificates of deposits — Allowable investments in certificates of deposit cannot exceed maturities of 270 days.  They would typically be issued by major financial institutions.  From time to time, we may invest in such securities, and investments would be designated as held-to-maturity and recorded at amortized cost.  There were no investments in such instruments in the 2014 period or during 2013.

Federal funds sold and Cash at the Federal Reserve Banks — Federal funds sold at March 31, 2014 and December 31, 2013 represented overnight, unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality, which is determined by management based on the credit ratings of counterparty’s debt securities or deposits as reported by Nationally Recognized Statistical Rating Organizations.  Overnight and short-term federal funds allow us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 5.11:        Federal Funds Sold by Domicile of the Counterparty

							Three months ended March 31,
	March 31, 2014		December 31, 2013		Balances at		Daily average
Foreign	S&P	Moody’s	S&P	Moody’s	March 31,	December 31,
Counterparties	Rating	Rating	Rating	Rating	2014	2013	2014	2013

Australia	AA-	AA2	AA-	AA2	$1,803,000	$1,792,000	$2,403,200	$1,898,511
Canada	A to AA-	AA3 to AA2	A to AA-	AA3 to AA2	2,263,000	1,152,000	4,216,610	2,937,655
Finland	AA-	AA3	AA-	AA3	1,803,000	1,792,000	1,833,200	1,330,267
Germany	A	A2	A	A2	—	—	1,020,278	834,911
Netherlands	AA-	AA2	AA-	AA2	1,803,000	—	1,232,378	1,485,600
Norway	A+	A1	A+	A1	—	1,000,000	1,163,689	1,002,244
Sweden	AA-	AA3	AA-	AA3	—	—	1,417,667	1,552,256
UK	A-	BAA1	A-	A3	—	—	—	215,000

Subtotal					7,672,000	5,736,000	13,287,022	11,256,444

USA	A to AA-	A1 to AA3	A to AA-	A2 to AA2	2,200,000	250,000	1,794,656	2,085,389
Total					$9,872,000	$5,986,000	$15,081,678	$13,341,833

Table 5.12:        Cash Balances at the Federal Reserve Bank of New York

In addition, we maintained liquidity at the Federal Reserve Bank of New York (“FRB”). The following table summarizes outstanding balances at the FRB at March 31, 2014 and December 31, 2013 and the average balances for the three months ended March 31, 2014 and 2013 (in millions):

			Three months ended March 31,
	March 31,	December 31,	Average
	2014	2013	2014	2013

Cash Balances with Federal Reserve Bank	$5,527	$15,302	$757	$586

The decrease in cash balances at the FRB at March 31, 2014 compared to December 31, 2013, was determined based on projected estimated member liquidity requirements at the two periods.

Cash collateral pledged to derivative counterparties — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.   Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earn interest at the overnight Federal funds rate.   At March 31, 2014 and December 31, 2013, we had deposited $1.4 billion and $1.5 billion in interest-earning cash as pledged collateral or as margins to derivative counterparties.   We generally execute derivatives with major financial institutions and enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analysis that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under ISDA agreements that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk due to Nonperformance by counterparties in Note 15. Derivatives and Hedging Activities.  Also see Tables 9.5 and 9.6 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

The portfolio of mortgage loans was primarily comprised of investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Growth has been weak primarily because of weak origination.

Mortgage Partnership Finance Program

We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through Participating Financial Institution members (“PFIs”) and purchase participations in pools of eligible mortgage loans are purchased from other FHLBanks (collectively, “MPF” or “MPF Loans”).  MPF Loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”), the Rural Housing Service of the Department of Agriculture (“RHS”) or the Department of Housing and Urban Development (“HUD”) fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans, also referred to as “MPF Government Loans.”  The FHLBank of Chicago (“MPF Provider”) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBanks.  In order for MPF Loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF Loans is shared with PFIs.

Under the MPF program, we purchase or fund eligible MPF loans from or through PFIs.  We may also acquire MPF loans through participations with other FHLBanks.  MPF loans are conforming, conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.  For more information about the MPF program, see Mortgage Loans Held-for-Portfolio in the MD&A in the Bank’s most recent Form 10K filed on March 24, 2014.

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

The following table summarizes MPF loan by product types (par values, in thousands):

Table 6.1:               MPF by Loss Layers

	March 31, 2014	December 31, 2013

Original MPF (a)	$442,880	$444,470
MPF 100 (b)	6,651	7,197
MPF 125 (c)	1,111,213	1,105,644
MPF 125 Plus (d)	213,647	223,506
Other	126,799	116,561
Total par MPF loans	$1,901,190	$1,897,378

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

(c)          MPF 125 — The first layer of losses is applied to the First Loss Account. We are responsible for the first layer of losses. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member. The member then provides a credit enhancement up to “AA” rating equivalent less the amount placed in the FLA. We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (if the pool should liquidate prior to repayment of losses). We would absorb any credit losses beyond the first two layers.

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:               MPF by Loss Layers

	March 31, 2014	December 31, 2013

Federal Housing Administration and Veteran Administration insured loans	$126,734	$116,496
Conventional loans	1,774,391	1,780,817
Others	65	65

Total par MPF loans	$1,901,190	$1,897,378

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan concentration and PFI concentration:

Table 6.3:               Concentration of MPF Loans

	March 31, 2014		December 31, 2013
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	70.3%	60.7%	70.1%	60.6%

Table 6.4:               Top Five Participating Financial Institutions — Concentration (par values, dollars in thousands)

	March 31, 2014
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Federal Savings and Loan Association	$312,970	16.46%
Manufacturers and Traders Trust Company	214,187	11.27
Investors Bank	164,743	8.66
Elmira Savings Bank	119,690	6.30
First Choice Bank	91,206	4.80
All Others	998,329	52.51

Total (a)	$1,901,125	100.00%

	Daily average
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Federal Savings and Loan Association	$313,686	16.53%
Manufacturers and Traders Trust Company	224,053	11.81
Investors Bank	167,428	8.82
Elmira Savings Bank	114,685	6.05
Watertown Savings Bank	86,402	4.55
All Others	991,059	52.24

Total	$1,897,313	100.00%

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.

Table 6.5:               Roll-Forward First Loss Account (in thousands)

	Three months ended March 31,
	2014	2013

Beginning balance	$19,716	$18,436

Additions	314	911
Resets(a)	—	(1,226)
Charge-offs	(39)	(100)
Ending balance	$19,991	$18,021

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

Table 6.6:               Second Losses and SMI Coverage (in thousands)

	March 31, 2014	December 31, 2013

Second Loss Position (a)	$72,078	$70,095

SMI Coverage - NY share only (b)	$13,476	$17,593

SMI Coverage - portfolio (b)	$13,763	$17,958

(a)   Increase due to increase in overall outstanding of MPF.

(b)         SMI coverage has declined at March 31, 2014 as the contracts were re-evaluated.  Additionally, no new master commitments have been added under the MPF Plus Program.

Accrued interest receivable

Other assets

Accrued interest receivable was $169.2 million and $173.6 million at March 31, 2014 and December 31, 2013, and represented interest receivable primarily from advances and investments.   Changes in balances represent the timing of coupon receivables from advances and investments at the balance sheet dates.

Other assets included prepayments and miscellaneous receivables, and were $14.2 million and $17.1 million at March 31, 2014 and December 31, 2013.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continued to be the issuance of consolidated bonds and discount notes.   Consolidated obligation debt outstanding at March 31, 2014 was $110.6 billion, a decrease of $8.5 billion, or 7.1% from the debt outstanding at December 31, 2013.  The decrease was in parallel with a 6.9% decrease in Total assets at March 31, 2014 compared to December 31, 2013.

A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations.   Please see Table 7.10 for our credit ratings.

The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  For a discussion of issuance practices, see Debt Financing Consolidated Obligations in Item 1. Business in the most recent Form 10K filed on March 24, 2014.

Joint and Several Liability

Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  For more information, see Note 17.  Commitments and Contingencies.

Consolidated obligation bonds — Funding Mix.

The following summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:               Consolidated Obligation Bonds by Type

	March 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$49,341,315	66.19%	$51,487,625	70.64%
Fixed-rate, callable	9,502,500	12.75	7,292,500	10.01
Step Up, callable	2,201,000	2.95	2,026,000	2.78
Step Down, callable	25,000	0.03	25,000	0.03
Single-index floating rate	13,480,000	18.08	12,055,000	16.54

Total par value	74,549,815	100.00%	72,886,125	100.00%

Bond premiums	59,407		68,737
Bond discounts	(24,524)		(24,931)
Hedge valuation basis adjustments (a)	324,348		261,480
Hedge basis adjustments on terminated hedges (b)	75,004		75,500
FVO (c) - valuation adjustments and accrued interest	9,321		8,401

Total Consolidated obligation-bonds	$74,993,371		$73,275,312

Fair value basis and valuation adjustments - The carrying values of bonds include hedging basis adjustments (LIBOR benchmark hedging adjustments) for those bonds recorded under hedge accounting provisions, or at fair value for those bonds elected under the FVO.   Fair value basis adjustments are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates.

(a)         The reported carrying value of hedged consolidated bonds is adjusted for changes in the bond’s fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedges of debt in a fair value hedge.  The application of the accounting methodology resulted in the recognition of $324.3 million in unrealized basis losses at March 31, 2014, compared to losses of $261.5 million at December 31, 2013.  Most of our existing hedged bonds were fixed-rate liabilities, which had been issued in prior years at the then prevailing higher interest rate environment.  In a lower interest rate environment at March 31, 2014 and December 31, 2013, these fixed-rate bonds exhibited unrealized fair value basis losses.

Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were, on average, short- and medium-term.  The valuation basis has increased at March 31, 2014, compared to December 31, 2013, due to an increase in the amounts of bonds hedged, and the decline in market observed yields relative to the coupons of the hedged fixed-rated debt.

(b)         When certain hedges were terminated before their stated maturities, the fair values of the debt at the hedge termination date were recorded as basis adjustments, and amortized on a level yield method to Interest expense.   Unamortized basis adjustments were $75.0 million and $75.5 million at March 31, 2014 and December 31, 2013, and the amounts will be amortized through the contractual maturities of the bonds.

(c)          Carrying values of bonds elected under the FVO include valuation adjustments to recognize changes in fair values.   The discounting basis for computing changes in fair values of bonds elected under the FVO is the observed FHLBank bond yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options on callable bonds, from the growth or decline in volume, and accrued interest payable.  Consolidated bonds elected under the FVO were exhibiting fair value losses due to declining yields of equivalent maturity consolidated bonds offered in the bond markets.  Valuation adjustments of $9.3 million and $8.4 million at March 31, 2014 and December 31, 2013 represented the premium over market values.

We have elected the FVO on an instrument-by-instrument basis.  For bonds elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.

Hedge volume — Tables 7.2 — 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:               Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	March 31, 2014	December 31, 2013
Qualifying Hedges
Fixed-rate bullet bonds	$22,746,975	$23,269,810
Fixed-rate callable bonds	8,946,000	5,076,000
	$31,692,975	$28,345,810

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

Table 7.3:               Bonds Elected under the Fair Value Option (FVO)

(Economically hedged)

	Consolidated Obligation Bonds
Par Amount	March 31, 2014	December 31, 2013
Bonds designated under FVO	$19,960,000	$22,860,000

Bonds elected under the FVO were generally economically hedged by interest rate swaps.  Election of short-term bonds under the FVO has largely been in parallel with the election of advances under the FVO.  By electing the FVO of both the liability (Consolidated bond) and the asset (Advances), we have reduced the potential earnings volatility of marking the asset to fair value, without marking the liability to fair value.  We elected to account for the bonds under the FVO as we were unable to assert with confidence that the short- and intermediate-term bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  We opted instead to elect to hedge such FVO bonds on an economic basis with an interest rate swap.  See Table 7.4 for more information.  For more information, also see Fair Value Option disclosures in Note 16.  Fair Values of Financial Statements.

Economically hedged bonds — We also issue variable rate debt with coupons that are not indexed to the 3-month LIBOR, our preferred funding base.  To mitigate the economic risk of a change in the basis between the 1-month LIBOR and the 3-month LIBOR, we have executed basis rate swaps that have synthetically created 3-month LIBOR debt.  The operational cost of electing the FVO or designating the instruments in a fair value hedge outweighed the accounting benefits of offsetting fair value gains and losses.  We opted instead to designate the basis swap as a standalone derivative, and recorded changes in their fair values through earnings.  In an economic hedge, the carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

Table 7.4:               Economically Hedged Bonds

(Excludes consolidated obligation bonds elected under the FVO and hedged economically)

	Consolidated Obligation Bonds
Par Amount	March 31, 2014	December 31, 2013
Bonds designated as economically hedged
Floating-rate bonds (a)	$5,000,000	$6,500,000
Fixed-rate bonds (b)	50,000	—
	$5,050,000	$6,500,000

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

Consolidated obligation bonds — maturity or next call date (a)

Swapped, callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:               Consolidated Obligation Bonds — Maturity or Next Call Date

	March 31, 2014		December 31, 2013
Year of Maturity or Next Call Date	Amount	Percentage of Total	Amount	Percentage of Total
Due or callable in one year or less	$55,366,485	74.27%	$54,896,925	75.32%
Due or callable after one year through two years	9,355,995	12.55	8,157,800	11.19
Due or callable after two years through three years	2,566,300	3.44	2,602,960	3.57
Due or callable after three years through four years	1,952,355	2.62	1,774,390	2.43
Due or callable after four years through five years	1,339,370	1.80	1,135,840	1.56
Thereafter	3,969,310	5.32	4,318,210	5.93

Total par value	74,549,815	100.00%	72,886,125	100.00%

Bond premiums	59,407		68,737
Bond discounts	(24,524)		(24,931)
Hedge valuation basis adjustments	324,348		261,480
Hedge basis adjustments on terminated hedges	75,004		75,500
FVO - valuation adjustments and accrued interest	9,321		8,401

Total bonds	$74,993,371		$73,275,312

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:               Outstanding Callable Bonds

	March 31, 2014	December 31, 2013
Callable	$11,728,500	$9,343,500
Non-Callable	$62,821,315	$63,542,625

Discount Notes

For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:               Discount Notes Outstanding

	March 31, 2014	December 31, 2013

Par value	$35,654,235	$45,876,381

Amortized cost	$35,646,140	$45,868,730
Fair value option valuation adjustments (a)	3,690	1,740

Total discount notes	$35,649,830	$45,870,470

Weighted average interest rate	0.08%	0.07%

(a)         Carrying values of discount notes elected under the FVO include valuation adjustments to recognize changes in fair values.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observed FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and from the growth or decline in volume.  Consolidated notes elected under the FVO were exhibiting fair value losses due to declining yields of equivalent maturity discount notes offered in the bond markets.  Valuation adjustments at March 31, 2014 and December 31, 2013 represented the premium over market values.

The following table summarizes discount notes under the FVO (par amounts, in thousands):

Table 7.8:               Discount Notes under the Fair Value Option (FVO)

Par Amount	March 31, 2014	December 31, 2013

Discount Notes designated under FVO (a)	$6,957,553	$4,258,896

(a)         We elected the FVO of the discount note to partly offset the volatility of floating-rate advances elected under the FVO.

The following table summarizes Cash flow hedges of discount notes (par amounts, in thousands):

Table 7.9:               Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2014	December 31, 2013
Discount notes hedged under qualifying hedge (a)	$1,256,000	$1,256,000

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

Recent Rating Actions

Table 7.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at April 30, 2014.

Table 7.10:        FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook
2013	June 10, 2013	AA+/A-1+	Stable/Affirmed	July 18, 2013	Aaa/P-1	Stable/Affirmed
				April 13, 2013	Aaa/P-1	Negative/Affirmed

2012	August 15, 2012	AA+/A-1+	Negative/Affirmed	August 15, 2012	Aaa/P-1	Negative/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $127.7 million and $112.0 million at March 31, 2014 and December 31, 2013.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of accruals outstanding at the balance sheet dates, relative to the semi-annual coupon period.

Other liabilities — Amounts outstanding were $135.9 million and $163.9 million at March 31, 2014 and December 31, 2013.  Other liabilities comprised of unfunded pension liabilities, pass through reserves held on behalf of members at the Federal Reserve Bank of New York, commitments and miscellaneous payables.  Other liabilities declined primarily due to decline in pass-through reserves, lower miscellaneous payables, and decline in the liability obligation for the postretirement health benefit plan.

Stockholders’ Capital, Retained Earnings, AOCI, and Dividend

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:               Stockholders’ Capital

	March 31, 2014	December 31, 2013
Capital Stock (a)	$5,438,616	$5,571,400
Unrestricted retained earnings (b)	836,384	841,412
Restricted retained earnings (c)	172,186	157,114
Accumulated Other Comprehensive Loss	(94,585)	(84,272)

Total Capital	$6,352,601	$6,485,654

(a)         Stockholders’ Capital — Capital stock has decreased consistent with the decrease in advances borrowed by members. Members are generally required to purchase stock as a percentage of advances borrowed.  A decrease in advances will typically result in a decrease in capital stock.  Under our present practice, we generally redeem any stock in excess of the amount necessary to support advance activity.  Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings.

(b)         Unrestricted retained earnings — Net Income in the first quarter of 2014 was 75.4 million.  We paid $65.3 million to members as dividend in the period, and $15.1 million was set aside towards Restricted retained earnings.  As a result, Unrestricted retained earnings declined by $5.0 million to $836.4 million at March 31, 2014, compared with $841.4 million at December 31, 2013.

(c)          Restricted retained earnings — Restricted retained earnings have grown to $172.2 million at March 31, 2014 since the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to a restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  By way of reference, if the Restricted retained earnings target was to be calculated at March 31, 2014, it would have amounted to $1.1 billion based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10K filed on March 24, 2014.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:               Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	March 31, 2014	December 31, 2013

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(51,016)	$(53,291)
Net unrealized gains on available-for-sale securities (b)	15,022	14,505
Net unrealized losses on hedging activities (c)	(50,555)	(30,983)
Employee supplemental retirement plans (d)	(8,036)	(14,503)
Total Accumulated other comprehensive loss	$(94,585)	$(84,272)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at March 31, 2014 due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the securities previously deemed to be OTTI.  No securities were deemed to be OTTI or re-impaired in the first quarter of 2014.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value gains of MBS securities and a grantor trust fund.  The overall pricing of the MBS portfolio has improved at March 31, 2014 compared to December 31, 2013.

(c)          Cash flow hedge losses — Represents unrealized valuation losses on interest rate swaps in cash flow “rollover” strategies that hedged the variability of 91-day discount notes issued in sequence for periods up to 15 years.  Fair values of the swaps were in net unrealized loss positions primarily due to the prevailing low interest rates, relative to those prevailing when the hedges were initially executed.  Valuation losses have increased due to decline in the relevant segments of the yield curve at March 31, 2014 relative to December 31, 2013.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.  Fair value losses also included unamortized realized net losses of $8.0 million resulting from terminated swaps that had been in cash flow hedge strategies of anticipated issuance of debt, and amounts recorded in AOCI are being reclassified as an interest expense over the terms of the issued debt.

(d)         Employee supplemental plans — Represent minimum additional actuarially determined pension and post-retirement health benefit liabilities that were not recognized through earnings.  Amounts will be amortized as an expense through earnings over an actuarially determined period.  Unrecognized losses declined at March 31, 2014 primarily due to amendments to the postretirement health benefit plan.  For more information, see Note 14.  Employee Retirement Plans.

Dividends — By Finance Agency regulation, dividends may be paid out of current earnings or if certain conditions are met, may be paid out of previously retained earnings.  We may be restricted from paying dividends if we do not comply with any of its minimum capital requirements or if payment would cause us to fail to meet any of its minimum capital requirements, including our Retained earnings target as established by the Board of Directors of the FHLBNY.  In addition, we may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or if we fail to satisfy certain liquidity requirements under applicable Finance Agency regulations.  None of these restrictions applied for any period presented.  Dividends are computed based on the weighted average stock outstanding during a quarter, and are declared and paid in the following quarter.  The following table summarizes dividends paid and payout ratios (on all Class B stocks held by members; excludes capital stock held by non-members):

Table 8.3:               Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2014	March 31, 2013
Cash dividends paid per share	$1.20	$1.13
Dividends paid (a) (c)	65,605	52,985
Pay-out ratio (b)	87.06%	75.73%

(a)         In thousands.

(b)         Dividend paid during the period divided by net income for the period.

(c)          Includes dividend paid to non-member; for accounting purposes, such dividends are recorded as interest expense.

Dividends are computed based on the weighted average stock outstanding during a quarter, and are declared and paid in the following quarter.

Derivative Instruments and Hedging Activities

Interest rate swaps, swaptions, cap and floor agreements (collectively, derivatives) enable us to manage our exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments.  To a limited extent, we also use interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially lock in funding costs. Finance Agency regulations prohibit the speculative use of derivatives.

For additional information about the methodologies adopted for the fair value measurement of derivatives, see Note 16.  Fair Values of Financial Instruments.

The following tables summarize the principal derivatives hedging strategies outstanding as of March 31, 2014 and December 31, 2013:

Table 9.1:               Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$2	$5
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$85	$50
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$35	$30
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$14,119	$14,170
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,111	$2,120
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$27,658	$27,112
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$—	$8

Table 9.2:               Derivative Hedging Strategies - Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$50	$—
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$8,946	$5,076
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$90	$40
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$22,657	$23,230
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,256	$1,256
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$5,000	$6,500
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$1,585	$3,485
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$1,000	$—
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$17,375	$19,375
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$6,958	$4,259

Table 9.3:               Derivative Hedging Strategies - Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$260	$260

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:               Derivatives Financial Instruments by Product

	March 31, 2014		December 31, 2013
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$44,008,259	$(1,919,837)	$43,482,390	$(2,033,574)
Consolidated obligations-fair value hedges	31,692,975	319,138	28,345,810	255,839
Cash Flow-anticipated transactions	1,256,000	(42,604)	1,256,000	(22,296)
Derivatives not designated as hedging instruments (b)
Advances hedges	2,200	(76)	12,745	(100)
Consolidated obligations hedges	5,050,000	125	6,500,000	498
Mortgage delivery commitments	9,139	(20)	7,563	(29)
Balance sheet	2,692,000	18,957	2,692,000	27,196
Intermediary positions hedges	260,000	132	260,000	157
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	19,960,000	141	22,860,000	(495)
Interest rate swaps-consolidated obligations-discount notes	6,957,553	304	4,258,896	148

Total notional and fair value	$111,888,126	$(1,623,740)	$109,675,404	$(1,772,656)

Total derivatives, excluding accrued interest		$(1,623,740)		$(1,772,656)
Cash collateral pledged to counterparties (d)		1,365,458		1,499,588
Cash collateral received from counterparties		(8,620)		(3,971)
Accrued interest		(28,956)		(28,809)

Net derivative balance		$(295,858)		$(305,848)

Net derivative asset balance (d)		$49,858		$43,302
Net derivative liability balance		(345,716)		(349,150)

Net derivative balance		$(295,858)		$(305,848)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of debt elected under the FVO.

(d)         Net derivative asset balance included $41.2 million and $34.9 million of excess cash collateral or margins posted by the FHLBNY at March 31, 2014 and December 31, 2013.  Excess margins are generally the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

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

Derivatives Counterparty Credit Ratings

The following tables summarize our fair value exposure to counterparties, their ratings and notional amounts outstanding (in thousands):

Table 9.5:               Derivatives Counterparty Credit Ratings

	March 31, 2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (b)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (a)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$1,000,000	$44	$—	$44	$—	$44
Single-A	9,566,693	12,517	(6,330)	6,187	—	6,187
Cleared derivatives	4,234,709	2,054	(2,054)	—	—	—
Excess margins posted on cleared derivatives			40,965	40,965	—	40,965

Total derivative positions with non-member counterparties to which the Bank had credit exposure	14,801,402	14,615	32,581	47,196	—	47,196
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	130,000	2,662	—	2,662	(2,662)	—

Total derivative position with members	130,000	2,662	—	2,662	(2,662)	—

Derivative positions with credit exposure	14,931,402	$17,277	$32,581	$49,858	$(2,662)	$47,196

Derivative positions without fair value credit exposure	96,956,724

Total notional	$111,888,126

	December 31, 2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (b)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (a)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$1,000,000	$125	$—	$125	$—	$125
Single-A	4,094,000	5,116	(500)	4,616	—	4,616
Cleared derivatives	4,509,709	4,013	(3,471)	542	—	542
Excess margins posted on cleared derivatives			34,922	34,922	—	34,922

Total derivative positions with non-member counterparties to which the Bank had credit exposure	9,603,709	9,254	30,951	40,205	—	40,205
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	130,000	3,097	—	3,097	(3,097)	—

Total derivative position with members	130,000	3,097	—	3,097	(3,097)	—

Derivative positions with credit exposure	9,733,709	$12,351	$30,951	$43,302	$(3,097)	$40,205

Derivative positions without fair value credit exposure	99,941,695

Total notional	$109,675,404

(a)         Members pledge non-cash collateral to fully collateralize their exposures.  Non-cash collateral is not deducted from net derivative assets on the balance sheet.

(b)         Excess margins posted to the counterparties and the Derivative Clearing Organization on derivatives were classified as derivative assets and an exposure for the FHLBNY.

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

Cleared derivatives — For cleared OTC derivatives, margin requirements are determined by the DCO, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  The FHLBNY was not subject to additional margin calls by its clearing agents at March 31, 2014 or December 31, 2013.

Collateral and margin posted - The FHLBNY had posted cash collateral of $1.4 billion and $1.5 billion to swap dealers and a DCO to cover the potential nonperformance risk of the FHLBNY with respect to derivatives in a fair value liability positions at March 31, 2014 and December 31, 2013.  The fair values of our derivative instruments that were in a net liability position at March 31, 2014 and December 31, 2013 was approximately $345.7 million and $349.2 million after posting cash collateral at those dates.  On the assumption we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $58.8 million at March 31, 2014 and $78.1 million at December 31, 2013.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional amounts and fair values by significant counterparty by country of incorporation for derivatives in a favorable gain position, which represents the FHLBNY’s credit exposure.  The fair values were after deducting cash collateral received, and were aggregated by country of domicile of the counterparties.

For derivatives in a liability position, only notional amounts are presented below.  If a counterparty’s notional amount exceeds 10% of the total notional of all counterparties, its country of domicile is reported, otherwise counterparties are aggregated by country of domicile.  (dollars in thousands):

Table 9.6:               FHLBNY Exposure Concentration (a)

		March 31, 2014
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparties	U.S.A.	$48,049,877	42.95%	$47,152	94.57%
Counterparties	France	3,679,000	3.29	—	—
Counterparties	Cananda	1,000,000	0.89	44	0.09
Members and Delivery Commitments		139,139	0.12	2,662	5.34

Total Credit Exposure (Fair values, net) - Balance sheet assets		52,868,016	47.25	$49,858	100.00%

Counterparties (Liability position)

Counterparties below 10% aggregate by country
	U.S.A.	31,443,462	28.10
	United Kingdom	10,803,879	9.67
	Germany	9,186,400	8.21
	Switzerland	7,398,369	6.61
	Canada	173,000	0.15
	France	15,000	0.01
		59,020,110	52.75

		$111,888,126	100.00%

		December 31, 2013
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total

Counterparties	U.S.A.	$32,939,778	30.03%	$35,464	81.90%
Counterparties	France	4,094,000	3.73	4,616	10.66
Counterparties	Cananda	1,000,000	0.91	125	0.29
Members and Delivery Commitments		137,563	0.13	3,097	7.15

Total Credit Exposure (Fair values, net) - Balance sheet assets		38,171,341	34.80	$43,302	100.00%

Counterparties (Liability position)

Counterparty in excess of 10% (one counterparty)	Germany	12,346,400	11.26

Counterparties below 10% aggregate by country
	U.S.A.	38,904,137	35.47
	United Kingdom	11,624,591	10.60
	Switzerland	8,440,935	7.70
	Canada	173,000	0.16
	France	15,000	0.01
		71,504,063	65.20

		$109,675,404	100.00%

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

(c)          Total notional for all counterparties.  Fair values are reported only when the FHLBNY has an exposure.  Fair values in a liability position represent our exposure to counterparties.  For such derivatives, we have reported notionals and country of domicile.  Fair values were not reported since they would not represent our exposure.

The following table summarizes derivative notional and fair values by contractual maturities (dollars in thousands):

Table 9.7:               Notional and Fair Value by Contractual Maturity (in thousands):

	March 31, 2014		December 31, 2013
	Notional	Fair Value	Notional	Fair Value

Maturity less than one year	$51,914,458	$(6,895)	$52,018,032	$(4,585)
Maturity from one year to less than three years	26,941,626	(644,289)	26,272,581	(664,252)
Maturity from three years to less than five years	16,517,465	(586,884)	15,286,583	(686,696)
Maturity from five years or greater	16,505,438	(385,652)	16,090,645	(417,094)
Delivery Commitments	9,139	(20)	7,563	(29)
	$111,888,126	$(1,623,740)	$109,675,404	$(1,772,656)

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

Table 10.1:        Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2014	$1,551	$75,381	$73,830
December 31, 2013	1,699	74,445	72,746

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:        Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2014	$12,185	$30,575	$18,390
December 31, 2013	10,349	29,367	19,018

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:        Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2014	$3,367	$30,347	$26,980
December 31, 2013	2,953	29,410	26,457

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

Cash flows

Cash and due from banks was $5.5 billion at March 31, 2014, compared to $15.3 billion at December 31, 2013.  The following discussion highlights the major activities and transactions that affected our cash flows.  See Table 5.12 for a fuller understanding of cash held at the FRB.  Also see Statements of Cash Flows in the financial statements.

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

Net cash provided by operating activities was $143.6 million in first quarter of 2014, compared to $140.6 million in same period in 2013.  Net income was $75.4 million in the 2014 period, and $70.0 million in the 2013 period.  Net cash flows were higher than Net income largely as a result of adjustments for noncash items, amounts set aside from Net income for the Affordable Housing Program, amortization of premiums and discounts on assets and liabilities, net changes in accrued interest receivable, and derivative financing elements, which are associated with derivative cash flows with off-market terms.

Derivative financing element has been a significant favorable reporting adjustment to Operating cash flows in each period in this report.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts classified within the Statements of Cash Flows as Financing activities rather than Operating activities were $59.4 million in the 2014 period, compared to $56.6 million in the 2013 period.  They represented interest payments to certain swap counterparties for the off-market swaps, and these cash outflows are not considered outflows from Operating expenses, rather as a component of Financing activities.

Cash flows from investing activities —Investing activities were a net user of cash of $903.1 million and $1.9 billion.  In both periods, funds collected from maturing advances exceed investments in advances.  Increase in Federal funds sold were a net user of funds in both periods.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:        Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

Outstanding at end of the period (a)	$35,649,830	$45,870,470	$30,625,500	$32,650,000
Weighted-average rate at end of the period	0.08%	0.07%	0.13%	0.12%
Average outstanding for the period (a)	$38,731,848	$36,872,187	$33,120,514 (b)	$22,102,671 (b)
Weighted-average rate for the period	0.08%	0.08%	0.13%	0.13%
Highest outstanding at any month-end (a)	$45,870,470	$45,870,470	$33,847,000	$32,650,000

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

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended (Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

FHFA Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the FHFA published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac and the FHLBanks (each, a “regulated entity”). In addition, the proposed rule would make certain amendments or additions to the corporate governance rules currently applicable to the FHLBanks, including provisions to:

•                  Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopts an enterprise wide risk management program and appoints a chief risk officer with certain enumerated responsibilities;

•                  Require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•                  Require each regulated entity’s board to establish committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

•                  Require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule states that the FHFA has the authority to review a regulated entity’s indemnification policies, procedures and practices and may limit or prohibit indemnification payments in support of the safe and sound operations of the regulated entity.

Comments on the proposed rule are due by May 15, 2014.

FHFA Final Rule on Executive Compensation. On January 28, 2014, the FHFA issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance.  The final rule addresses the authority of the Director of the FHFA to review the compensation arrangements of executive officers of the FHLBanks and to prohibit an FHLBank or the Office of Finance from providing compensation to any executive officer that the Director of the FHFA determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule became effective on February 27, 2014.

FHFA Final Rule on Golden Parachute Payments. On January 28, 2014, the FHFA issued a final rule setting forth the standards that the Director of the FHFA will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite FHFA examination rating. The final rule became effective on February 27, 2014.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, the March 2013, June 2013, September 2013, December 2013 and March 2014 rates were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the first quarter of 2013 and the first quarter of 2014):

	Base Case DOE	-200bps DOE	+200bps DOE
March 31, 2014	-0.10	N/A	1.27
December 31, 2013	0.60	N/A	1.46
September 30, 2013	1.11	N/A	1.70
June 30, 2013	0.81	N/A	2.25
March 31, 2013	-0.05	N/A	2.55

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

One Year Re-pricing Gap
March 31, 2014	$5.804 Billion
December 31, 2013	$5.747 Billion
September 30, 2013	$6.406 Billion
June 30, 2013	$6.182 Billion
March 31, 2013	$5.595 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2013 and the first quarter of 2014):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
March 31, 2014	N/A	10.09%
December 31, 2013	N/A	12.12%
September 30, 2013	N/A	15.45%
June 30, 2013	N/A	14.61%
March 31, 2013	N/A	16.17%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2013 and the first quarter of 2014):

	Down- shock Change in MVE	+200bps Change in MVE
March 31, 2014	N/A	-1.16%
December 31, 2013	N/A	-2.16%
September 30, 2013	N/A	-2.50%
June 30, 2013	N/A	-3.37%
March 31, 2013	N/A	-3.01%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of March 31, 2014 and December 31, 2013 (in thousands):

	Interest Rate Sensitivity
	March 31, 2014
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$18,069	$126	$460	$351	$910
MBS Investments	6,119	220	921	1,923	3,891
Adjustable-rate loans and advances	25,804	—	—	—	—
Net unswapped	49,992	346	1,381	2,274	4,801

Fixed-rate loans and advances	14,411	3,913	18,769	12,235	10,630
Swaps hedging advances	41,666	(2,159)	(17,543)	(11,521)	(10,443)
Net fixed-rate loans and advances	56,077	1,754	1,226	714	187

Total interest-earning assets	$106,069	$2,100	$2,607	$2,988	$4,988

Interest-bearing liabilities:
Deposits	$1,695	$13	$—	$—	$—

Discount notes	34,444	1,205	—	—	—
Swapped discount notes	(1,256)	—	—	—	1,256
Net discount notes	33,188	1,205	—	—	1,256

Consolidated Obligation Bonds
FHLB bonds	33,567	17,153	11,307	5,689	6,947
Swaps hedging bonds	31,518	(15,974)	(8,949)	(2,819)	(3,776)
Net FHLB bonds	65,085	1,179	2,358	2,870	3,171

Total interest-bearing liabilities	$99,968	$2,397	$2,358	$2,870	$4,427
Post hedge gaps (a):
Periodic gap	$6,101	$(297)	$249	$118	$561
Cumulative gaps	$6,101	$5,804	$6,053	$6,171	$6,732

	Interest Rate Sensitivity
	December 31, 2013
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$23,566	$130	$434	$344	$963
MBS Investments	6,329	232	913	1,712	4,264
Adjustable-rate loans and advances	26,162	—	—	—	—
Net unswapped	56,057	362	1,347	2,056	5,227

Fixed-rate loans and advances	18,323	3,945	17,980	11,896	10,433
Swaps hedging advances	39,983	(1,663)	(16,882)	(11,194)	(10,244)
Net fixed-rate loans and advances	58,306	2,282	1,098	702	189

Total interest-earning assets	$114,363	$2,644	$2,445	$2,758	$5,416

Interest-bearing liabilities:
Deposits	$1,892	$15	$—	$—	$—

Discount notes	44,286	1,584	—	—	—
Swapped discount notes	(1,256)	—	—	—	1,256
Net discount notes	43,030	1,584	—	—	1,256

Consolidated Obligation Bonds
FHLB bonds	30,066	19,571	11,372	4,671	7,329
Swaps hedging bonds	33,741	(18,639)	(9,191)	(2,130)	(3,781)
Net FHLB bonds	63,807	932	2,181	2,541	3,548

Total interest-bearing liabilities	$108,729	$2,531	$2,181	$2,541	$4,804
Post hedge gaps (a):
Periodic gap	$5,634	$113	$264	$217	$612
Cumulative gaps	$5,634	$5,747	$6,011	$6,228	$6,840

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of March 31, 2014.  Based on this evaluation, they concluded that as of March 31, 2014, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

ITEM II.  OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Federal Home Loan Bank of New York is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  There has been no material change with respect to the matter involving the FHLBNY that was previously disclosed in Part 1, Item 3 of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the “Part I — Item 1A - Risk Factors” section of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

101.01

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL interactive data files: (i) Statements of Condition (Unaudited) at March 31, 2014, and December 31, 2013; (ii) Statements of Income (Unaudited) for the Three Months ended March 31, 2014 and 2013; (iii) Statements of Comprehensive Income (Unaudited) for the Three Months ended March 31, 2014 and 2013 (iv) Statements of Capital (Unaudited) for the Three Months ended March 31, 2014 and 2013; (v) Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2014 and 2013; and (vi) Notes to Financial Statements.

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

Date: May 9, 2014