Form 10-Q
period 2014-06-30
Federal Home Loan Bank of New York
filed 2014-08-08
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2014 was 58,727,760.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
Assets
Cash and due from banks (Note 3)	$7,164,721	$15,309,998
Securities purchased under agreements to resell (Note 4)	800,000	—
Federal funds sold (Note 4)	6,713,000	5,986,000
Available-for-sale securities, net of unrealized gains of $14,992 at June 30, 2014 and $14,505 at December 31, 2013 (Note 6)	1,382,374	1,562,541
Held-to-maturity securities (Note 5)	12,622,488	12,535,928
Advances (Note 7) (Includes $18,658,320 at June 30, 2014 and $19,205,399 at December 31, 2013 at fair value under the fair value option)	96,847,928	90,765,017
Mortgage loans held-for-portfolio, net of allowance for credit losses of $5,388 at June 30, 2014 and $5,697 at December 31, 2013 (Note 8)	1,958,406	1,927,623
Accrued interest receivable	168,482	173,573
Premises, software, and equipment	11,124	11,808
Derivative assets (Note 15)	47,030	43,302
Other assets	116,258	17,115

Total assets	$127,831,811	$128,332,905

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,643,451	$1,865,399
Non-interest-bearing demand	9,641	25,941
Term	37,000	38,000

Total deposits	1,690,092	1,929,340

Consolidated obligations, net (Note 10)
Bonds (Includes $18,087,720 at June 30, 2014 and $22,868,401 at December 31, 2013 at fair value under the fair value option)	75,394,871	73,275,312
Discount notes (Includes $4,649,267 at June 30, 2014 and $4,260,635 at December 31, 2013 at fair value under the fair value option)	43,225,476	45,870,470

Total consolidated obligations	118,620,347	119,145,782

Mandatorily redeemable capital stock (Note 12)	23,378	23,994

Accrued interest payable	116,864	112,047
Affordable Housing Program (Note 11)	120,243	123,060
Derivative liabilities (Note 15)	344,603	349,150
Other liabilities	173,635	163,878

Total liabilities	121,089,162	121,847,251

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares:
58,218 at June 30, 2014 and 55,714 at December 31, 2013	5,821,824	5,571,400
Retained earnings
Unrestricted	845,081	841,412
Restricted (Note 12)	187,569	157,114
Total retained earnings	1,032,650	998,526
Total accumulated other comprehensive loss	(111,825)	(84,272)

Total capital	6,742,649	6,485,654

Total liabilities and capital	$127,831,811	$128,332,905

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In thousands, Except Per Share Data)

For the Three and Six Months Ended June 30, 2014 and 2013

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income
Advances, net (Note 7)	$113,366	$100,780	$227,217	$210,773
Interest-bearing deposits (Note 4)	279	588	510	1,399
Securities purchased under agreements to resell (Note 4)	85	—	148	—
Federal funds sold (Note 4)	2,396	3,131	4,392	7,396
Available-for-sale securities (Note 6)	2,710	4,358	5,712	9,111
Held-to-maturity securities (Note 5)	64,885	58,433	131,508	118,174
Mortgage loans held-for-portfolio (Note 8)	17,554	17,012	35,017	33,806
Loans to other FHLBanks (Note 18)	1	4	3	18

Total interest income	201,276	184,306	404,507	380,677

Interest expense
Consolidated obligations-bonds (Note 10)	78,086	71,729	155,408	147,572
Consolidated obligations-discount notes (Note 10)	16,658	17,001	34,021	34,088
Deposits (Note 9)	144	149	287	311
Mandatorily redeemable capital stock (Note 12)	223	229	505	482
Cash collateral held and other borrowings (Note 18)	10	2	11	4

Total interest expense	95,121	89,110	190,232	182,457

Net interest income before provision for credit losses	106,155	95,196	214,275	198,220

(Reversal)/Provision for credit losses on mortgage loans	(308)	242	27	205

Net interest income after provision for credit losses	106,463	94,954	214,248	198,015

Other income (loss)
Service fees and other	1,855	2,584	4,587	4,939
Instruments held at fair value - Unrealized gains (Note 16)	1,684	7,243	2,489	10,922
Net realized and unrealized (losses) gains on derivatives and hedging activities (Note 15)	(1,674)	12,876	(3,796)	14,259
Losses from extinguishment of debt	—	(982)	(438)	(8,913)

Total other income (loss)	1,865	21,721	2,842	21,207

Other expenses
Operating	6,836	6,797	14,057	14,022
Compensation and benefits	12,787	13,301	26,945	27,407
Finance Agency and Office of Finance	3,219	2,640	6,838	6,091

Total other expenses	22,842	22,738	47,840	47,520

Income before assessments	85,486	93,937	169,250	171,702

Affordable Housing Program Assessments (Note 11)	8,571	9,416	16,976	17,218

Net income	$76,915	$84,521	$152,274	$154,484

Basic earnings per share (Note 13)	$1.40	$1.78	$2.77	$3.28

Cash dividends paid per share	$0.96	$0.99	$2.16	$2.12

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Six Months Ended June 30, 2014 and 2013

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net Income	$76,915	$84,521	$152,274	$154,484
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities Unrealized (losses) gains	(30)	(2,251)	487	(3,042)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Accretion of non-credit portion of OTTI	2,389	2,655	4,664	5,249
Net unrealized gains/losses relating to hedging activities
Unrealized (losses) gains	(20,405)	57,494	(40,713)	74,038
Reclassification of losses included in net income	734	795	1,470	1,862
Total net unrealized (losses) gains relating to hedging activities	(19,671)	58,289	(39,243)	75,900
Pension and postretirement benefits	72	380	6,539	761
Total other comprehensive (loss) income	(17,240)	59,073	(27,553)	78,868
Total comprehensive income	$59,675	$143,594	$124,721	$233,352

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital - Unaudited (In thousands, Except Per Share Data)

For the Six Months Ended June 30, 2014 and 2013

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2012	47,975	$4,797,457	$797,567	$96,185	$893,752	$(199,380)	$5,491,829

Proceeds from issuance of capital stock	21,849	2,184,908	—	—	—	—	2,184,908
Repurchase/redemption of capital stock	(16,994)	(1,699,373)	—	—	—	—	(1,699,373)
Shares reclassified to mandatorily redeemable capital stock	(41)	(4,062)	—	—	—	—	(4,062)
Cash dividends ($2.12 per share) on capital stock	—	—	(98,786)	—	(98,786)	—	(98,786)
Comprehensive income	—	—	123,587	30,897	154,484	78,868	233,352

Balance, June 30, 2013	52,789	$5,278,930	$822,368	$127,082	$949,450	$(120,512)	$6,107,868

Balance, December 31, 2013	55,714	$5,571,400	$841,412	$157,114	$998,526	$(84,272)	$6,485,654

Proceeds from issuance of capital stock	20,444	2,044,449	—	—	—	—	2,044,449
Repurchase/redemption of capital stock	(17,940)	(1,794,025)	—	—	—	—	(1,794,025)
Cash dividends ($2.16 per share) on capital stock	—	—	(118,150)	—	(118,150)	—	(118,150)
Comprehensive income (loss)	—	—	121,819	30,455	152,274	(27,553)	124,721

Balance, June 30, 2014	58,218	$5,821,824	$845,081	$187,569	$1,032,650	$(111,825)	$6,742,649

(a)    Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013
Operating activities

Net Income	$152,274	$154,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(47,936)	46,874
Concessions on consolidated obligations	2,201	2,216
Premises, software, and equipment	1,748	1,904
Provision for credit losses on mortgage loans	27	205
Change in net fair value adjustments on derivatives and hedging activities	172,268	40,212
Change in fair value adjustments on financial instruments held at fair value	(2,489)	(10,922)
Losses from extinguishment of debt	438	8,913
Net change in:
Accrued interest receivable	5,108	(6,692)
Derivative assets due to accrued interest	(2,697)	8,615
Derivative liabilities due to accrued interest	(5,606)	2,296
Other assets	1,404	2,790
Affordable Housing Program liability	(2,817)	(12,691)
Accrued interest payable	3,505	(3,009)
Other liabilities	(22,364)	(6,747)
Total adjustments	102,790	73,964
Net cash provided by operating activities	255,064	228,448
Investing activities
Net change in:
Interest-bearing deposits	152,923	872,521
Securities purchased under agreements to resell	(900,000)	—
Federal funds sold	(727,000)	(7,322,000)
Deposits with other FHLBanks	(102)	(187)
Premises, software, and equipment	(1,064)	(2,739)
Held-to-maturity securities:
Purchased	(611,755)	(1,078,014)
Repayments	564,360	1,160,510
Available-for-sale securities:
Repayments	181,111	425,465
Proceeds from sales	486	425
Advances:
Principal collected	337,288,782	226,482,094
Made	(343,494,212)	(236,484,270)
Mortgage loans held-for-portfolio:
Principal collected	84,418	183,351
Purchased	(118,123)	(275,777)
Proceeds from sales of REO	1,663	653
Net cash used in investing activities	(7,578,513)	(16,037,968)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013
Financing activities
Net change in:
Deposits and other borrowings	$(196,642)	$(361,158)
Derivative contracts with financing element	(118,487)	(113,379)
Consolidated obligation bonds:
Proceeds from issuance	31,798,949	30,103,464
Payments for maturing and early retirement	(29,793,260)	(29,899,476)
Net payments on bonds transferred to other FHLBanks (a)	—	(28,943)
Consolidated obligation discount notes:
Proceeds from issuance	94,231,942	81,022,928
Payments for maturing	(96,875,988)	(66,912,484)
Capital stock:
Proceeds from issuance of capital stock	2,044,449	2,184,908
Payments for repurchase/redemption of capital stock	(1,794,025)	(1,699,373)
Redemption of mandatorily redeemable capital stock	(616)	(1,768)
Cash dividends paid (b)	(118,150)	(98,786)
Net cash (used in) provided by financing activities	(821,828)	14,195,933
Net decrease in cash and due from banks	(8,145,277)	(1,613,587)
Cash and due from banks at beginning of the period	15,309,998	7,553,188
Cash and due from banks at end of the period	$7,164,721	$5,939,601

Supplemental disclosures:
Interest paid	$194,020	$192,274
Affordable Housing Program payments (c)	$19,793	$29,909
Transfers of mortgage loans to real estate owned	$1,309	$2,460

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

Basis of Presentation

The preparation of financial statements is in accordance with generally accepted accounting principles in the U.S. and with instructions provided by the Securities and Exchange Commission.  The preparation requires management to make a number of judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense during the reported periods.  Although management believes these judgments, estimates and assumptions to be appropriate, actual results may differ.  The information contained in these financial statements is unaudited.  In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made.  These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2013 included in Form 10-K filed on March 24, 2014.

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

Recently Adopted Significant Accounting Policies

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  On April 9, 2012, the Federal Housing Finance Agency (“FHFA”), the FHLBank’s regulator, issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that establishes adverse classification, identification of Special Mention assets and off-balance sheet credit exposures.  The guidance is expected to be applied prospectively.  The FHFA issued additional guidance that extended the effective date of classification aspects of this Advisory Bulletin to January 1, 2014.  Adoption in the first quarter of 2014 had no impact on the results of operations, financial condition and cash flows.

The Advisory Bulletin also prescribes the timing of asset charge-offs if an asset is at 180 days or more past due, subject to certain conditions.  That guidance is not effective until January 1, 2015 and is further discussed in Note 2.  Recently issued Accounting Standards and Interpretations.

Joint and Several Liability Arrangements.  In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2013-04, Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors.  In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  This guidance became effective for interim and annual periods beginning on January 1, 2014 and is to be applied retrospectively for obligations with joint and several liabilities existing at January 1, 2014.  The guidance had no effect on the FHLBNY’s financial condition, results of operations or cash flows.

Note   2.         Recently Issued Accounting Standards and Interpretations.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  On June 12, 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”.  The FASB’s objective in issuing the amendments in this ASU is to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions.  Stakeholders expressed concern that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity.  Under current U.S. GAAP, repurchase agreements that mature at the same time as the transferred financial asset (a repurchase-to-maturity transaction) generally are not considered to maintain the transferor’s effective control.

The ASU require two accounting changes.  First, the amendments change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.

In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings.  This guidance becomes effective for the FHLBNY for the first interim or annual period beginning after December 15, 2014, and early adoption is prohibited.  The changes in accounting for transactions outstanding on the effective date are required to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  The FHLBNY is in the process of evaluating this guidance, but does not expect adoption will have a material effect on its financial condition, results of operations and cash flows.

Revenue recognition.  On May 28, 2014, the FASB issued ASU No. 2014-09, Topic 606: “Revenue from Contracts with Customers”.  The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and improve comparability of revenue recognition practices across entities and industries, provide a more useful information to users of financial statements through improved disclosure requirements.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  The FHLBNY is in the process of evaluating this guidance, but does not expect adoption will have a material effect on its financial condition, results of operations and cash flows.

Foreclosed and Repossessed Assets.  On January 17, 2014, the FASB issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The ASU clarifies Foreclosed and Repossessed Assets, and provides guidance when consumer mortgage loans collateralized by real estate should be reclassified to Real Estate Owned (“REO”).  Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  This guidance is effective for interim and annual periods beginning on or after December 31, 2014, and may be adopted under either the modified retrospective transition method or the prospective transition method.  The FHLBNY is in the process of evaluating this guidance, but does not expect adoption will have a material effect on its financial condition, results of operations and cash flows.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  On April 9, 2012, the Federal Housing Finance Agency (“FHFA”), the FHLBank’s regulator, issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that provided two part guidance.

The first guidance, which addresses the classification of assets, was adopted on January 1, 2014 as required.

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

Pass-through Deposit Reserves

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $70.1 million and $76.3 million as of June 30, 2014 and December 31, 2013.  The Bank includes member reserve balances in Other liabilities in the Statements of Condition.

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

At June 30, 2014 and December 31, 2013, the FHLBNY had deposited $1.3 billion and $1.5 billion with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  See Credit Risk due to nonperformance by counterparties in Note 15.  Derivatives and Hedging Activities.

Securities purchased under agreements to resell — As part of the FHLBNY’s banking activities, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which marketable securities are taken as collateral.  The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral.  The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable.  The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  Under these agreements, the FHLBNY would not have the right to re-pledge the securities received.  Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.  Outstanding balances were $800.0 million at June 30, 2014, and no balance was outstanding at December 31, 2013.  Transaction balances averaged $695.6 million and $691.7 million in the three and six months ended June 30, 2014 and $72.9 million in the twelve months ended December 31, 2013.  There were no transactions for the three and six months ended June 30, 2013.

Interest income from securities purchased under agreements to resell was $85 thousand and $148 thousand for the three and six months ended June 30, 2014.

Note   5.         Held-to-Maturity Securities.

Major Security Types (in thousands)

	June 30, 2014
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$269,985	$—	$269,985	$25,531	$—	$295,516
Freddie Mac	79,296	—	79,296	6,066	—	85,362
Total pools of mortgages	349,281	—	349,281	31,597	—	380,878

Collateralized Mortgage Obligations/Real
Estate Mortgage Investment Conduits
Fannie Mae	3,051,019	—	3,051,019	24,434	(611)	3,074,842
Freddie Mac	2,036,199	—	2,036,199	14,688	(117)	2,050,770
Ginnie Mae	36,923	—	36,923	484	—	37,407
Total CMOs/REMICs	5,124,141	—	5,124,141	39,606	(728)	5,163,019

Commercial Mortgage-Backed Securities
Fannie Mae	1,703,708	—	1,703,708	13,938	(7,917)	1,709,729
Freddie Mac	4,286,062	—	4,286,062	163,901	(10,152)	4,439,811
Total commercial mortgage-backed securities	5,989,770	—	5,989,770	177,839	(18,069)	6,149,540

Non-GSE MBS (b)
CMOs/REMICs	39,769	(479)	39,290	1,893	(640)	40,543

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	102,306	—	102,306	3,060	—	105,366
Home equity loans (insured) (c)	167,794	(35,404)	132,390	62,279	(160)	194,509
Home equity loans (uninsured)	106,044	(12,744)	93,300	13,978	(2,958)	104,320
Total asset-backed securities	376,144	(48,148)	327,996	79,317	(3,118)	404,195

Total MBS	11,879,105	(48,627)	11,830,478	330,252	(22,555)	12,138,175

Other
State and local housing finance agency obligations	792,010	—	792,010	707	(52,214)	740,503

Total Held-to-maturity securities	$12,671,115	$(48,627)	$12,622,488	$330,959	$(74,769)	$12,878,678

	December 31, 2013
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$307,818	$—	$307,818	$23,973	$—	$331,791
Freddie Mac	90,889	—	90,889	5,883	—	96,772
Total pools of mortgages	398,707	—	398,707	29,856	—	428,563

Collateralized Mortgage Obligations/Real
Estate Mortgage Investment Conduits
Fannie Mae	3,218,994	—	3,218,994	9,270	(13,919)	3,214,345
Freddie Mac	2,151,418	—	2,151,418	11,664	(5,065)	2,158,017
Ginnie Mae	43,565	—	43,565	591	—	44,156
Total CMOs/REMICs	5,413,977	—	5,413,977	21,525	(18,984)	5,416,518

Commercial Mortgage-Backed Securities
Fannie Mae	1,663,465	—	1,663,465	6,798	(33,780)	1,636,483
Freddie Mac	3,942,932	—	3,942,932	94,191	(56,693)	3,980,430
Total commercial mortgage-backed securities	5,606,397	—	5,606,397	100,989	(90,473)	5,616,913

Non-GSE MBS (b)
CMOs/REMICs	50,260	(608)	49,652	1,653	(488)	50,817

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	112,115	—	112,115	2,766	—	114,881
Home equity loans (insured) (c)	177,641	(38,664)	138,977	62,492	(196)	201,273
Home equity loans (uninsured)	115,242	(14,019)	101,223	14,704	(3,162)	112,765
Total asset-backed securities	404,998	(52,683)	352,315	79,962	(3,358)	428,919

Total MBS	11,874,339	(53,291)	11,821,048	233,985	(113,303)	11,941,730

Other
State and local housing finance agency obligations	714,880	—	714,880	758	(53,984)	661,654

Total Held-to-maturity securities	$12,589,219	$(53,291)	$12,535,928	$234,743	$(167,287)	$12,603,384

(a)             Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.

(b)             The amounts represent non-agency private-label mortgage- and asset-backed securities.

(c)              Amortized cost — Represents unamortized cost less credit OTTI, net of credit OTTI reversed due to improvements in cash flows.  Certain non-agency Private label MBS are insured by Ambac Assurance Corp (“Ambac”), MBIA Insurance Corp (“MBIA”) and Assured Guarantee Municipal Corp. (“AGM”).  For more information, see Monoline insurer analysis and discussions in the most recent Form 10-K filed on March 24, 2014.

Securities Pledged

At June 30, 2014 and December 31, 2013, the FHLBNY had pledged MBS with an amortized cost basis of $11.0 million and $11.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

Unrealized Losses

The fair values and gross unrealized holding losses are aggregated by major security types and by the length of time individual securities have been in a continuous unrealized loss position.  Unrealized losses represent the difference between fair value and amortized cost.  The baseline measure of unrealized loss is amortized cost, which is not adjusted for non-credit OTTI.  Total unrealized losses in this table will not equal unrecognized losses by Major Security types disclosed in the previous table.  Unrealized losses are calculated after adjusting for credit OTTI.  In the previous table, unrecognized losses are adjusted for credit and non-credit OTTI.

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$276,621	$(52,214)	$276,621	$(52,214)
MBS Investment Securities
MBS-GSE
Fannie Mae	292,042	(655)	640,244	(7,873)	932,286	(8,528)
Freddie Mac	231,590	(117)	560,361	(10,152)	791,951	(10,269)
Total MBS-GSE	523,632	(772)	1,200,605	(18,025)	1,724,237	(18,797)
MBS-Private-Label	—	—	78,500	(3,622)	78,500	(3,622)
Total MBS	523,632	(772)	1,279,105	(21,647)	1,802,737	(22,419)
Total	$523,632	$(772)	$1,555,726	$(73,861)	$2,079,358	$(74,633)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$281,191	$(53,984)	$281,191	$(53,984)
MBS Investment Securities
MBS-GSE
Fannie Mae	2,492,985	(47,699)	—	—	2,492,985	(47,699)
Freddie Mac	2,085,947	(61,758)	—	—	2,085,947	(61,758)
Total MBS-GSE	4,578,932	(109,457)	—	—	4,578,932	(109,457)
MBS-Private-Label	3,923	(3)	222,988	(3,990)	226,911	(3,993)
Total MBS	4,582,855	(109,460)	222,988	(3,990)	4,805,843	(113,450)
Total	$4,582,855	$(109,460)	$504,179	$(57,974)	$5,087,034	$(167,434)

At June 30, 2014 and December 31, 2013, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $52.2 million and $54.0 million.  These gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of June 30, 2014, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the Bank from losses based on current expectations.  As a result, the Bank expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the Bank may experience OTTI in future periods.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	June 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$46,860	$45,612	$52,155	$50,490
Due after five years through ten years	48,515	47,916	48,915	47,690
Due after ten years	696,635	646,975	613,810	563,474
State and local housing finance agency obligations	792,010	740,503	714,880	661,654

Mortgage-backed securities
Due in one year or less	—	—	19	19
Due after one year through five years	2,093,506	2,133,825	1,665,395	1,692,238
Due after five years through ten years	4,040,843	4,166,844	4,119,354	4,110,550
Due after ten years	5,744,756	5,837,506	6,089,571	6,138,923
Mortgage-backed securities	11,879,105	12,138,175	11,874,339	11,941,730

Total Held-to-maturity securities	$12,671,115	$12,878,678	$12,589,219	$12,603,384

(a)         Amortized cost is after adjusting for a net premium of $41.1 million and $42.5 million at June 30, 2014 and December 31, 2013.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	June 30, 2014		December 31, 2013
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,695,035	$1,694,295	$1,797,590	$1,796,510
Floating	3,454,386	3,454,386	3,646,140	3,646,140
Total CMO	5,149,421	5,148,681	5,443,730	5,442,650
CMBS
Fixed	4,904,757	4,904,757	4,753,307	4,753,307
Floating	1,085,013	1,085,013	853,090	853,090
Total CMBS	5,989,770	5,989,770	5,606,397	5,606,397
Pass Thru (a)
Fixed	657,086	610,122	735,333	684,110
Floating	82,828	81,905	88,879	87,891
Total Pass Thru	739,914	692,027	824,212	772,001
Total MBS	11,879,105	11,830,478	11,874,339	11,821,048
State and local housing finance agency obligations
Fixed	33,585	33,585	35,535	35,535
Floating	758,425	758,425	679,345	679,345
Total State and local housing finance agency obligations	792,010	792,010	714,880	714,880
Total Held-to-maturity securities	$12,671,115	$12,622,488	$12,589,219	$12,535,928

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

Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on 100% of non-agency PLMBS securities.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 24, 2014.  No credit related OTTI was identified in the first and second quarters of 2014 or in any periods in 2013.

The following table provides roll-forward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$36,307	$36,782	$36,543	$36,782
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(57)	—	(293)	—
Ending balance	$36,250	$36,782	$36,250	$36,782

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for private-label MBS at June 30, 2014 and December 31, 2013. No OTTI was recorded at June 30, 2014 and December 31, 2013.

	Key Base Assumptions - All PLMBS at June 30, 2014
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-5.1	1.6	10.6-28.3	20.8	33.9-72.4	53.2
RMBS Alt-A (d)	1.0-7.9	1.7	2.0-11.0	6.4	30.0-30.0	30.0
HEL Subprime (e)	1.0-8.6	4.0	2.0-12.6	5.3	20.7-100.0	65.9
Manufactured Housing Loans	3.0-4.8	4.1	2.9-3.6	3.2	76.8-83.7	81.0

	Key Base Assumptions - All PLMBS at December 31, 2013
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.2-3.9	1.1	8.5-31.5	16.7	30.0-55.4	44.8
RMBS Alt-A (d)	0.0-8.7	1.8	2.0-9.9	5.6	0.0-30.0	29.9
HEL Subprime (e)	1.0-9.1	4.2	2.0-16.2	5.1	20.6-100.0	64.5
Manufactured Housing Loans	2.8-5.7	4.6	2.2-3.5	2.7	76.3-82.1	79.8

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

The carrying value of an AFS security equals its fair value, and at June 30, 2014 and December 31, 2013, no AFS security was Other-than-temporarily impaired.  The following table provides major security types (in thousands):

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$349	$—	$—	$349
Equity funds (a)	4,305	1,979	—	6,284
Fixed income funds (a)	3,578	176	—	3,754
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,316,404	12,368	—	1,328,772
CMBS-Floating	42,746	469	—	43,215
Total Available-for-sale securities	$1,367,382	$14,992	$—	$1,382,374

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$228	$—	$—	$228
Equity funds (a)	4,578	1,766	—	6,344
Fixed income funds (a)	3,757	111	(33)	3,835
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,496,375	12,326	(59)	1,508,642
CMBS-Floating	43,098	394	—	43,492
Total Available-for-sale securities	$1,548,036	$14,597	$(92)	$1,562,541

(a)         The Bank has a grantor trust to fund current and future payments for its employee supplemental pension plan.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values are readily available and investments are redeemable at short notice.  Realized gains and losses from investments in the funds were $0.2 million in the six months ended June 30, 2014.

Unrealized Losses — MBS Classified as AFS Securities (in thousands):

At June 30, 2014, there were no MBS designated as AFS that were in an unrealized loss position.  The following table summarizes unrealized losses at December 31, 2013 (in thousands):

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after five years through ten years	$42,746	$43,215	$43,098	$43,492
Due after ten years	1,316,404	1,328,772	1,496,375	1,508,642
Fixed income funds, equity funds and cash equivalents (b)	8,232	10,387	8,563	10,407

Total Available-for-sale securities	$1,367,382	$1,382,374	$1,548,036	$1,562,541

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the Grantor Trust are determined to be redeemable at short notice.

(c)          Amortized cost is net of unamortized (discounts) and premiums of ($4.4) million and ($5.2) million at June 30, 2014 and December 31, 2013.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$1,316,404	$1,328,772	$1,496,375	$1,508,642
CMBS floating - LIBOR	42,746	43,215	43,098	43,492

Total Mortgage-backed securities (a)	$1,359,150	$1,371,987	$1,539,473	$1,552,134

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 7.           Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2014			December 31, 2013
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$42,997,320	0.58%	45.29%	$42,186,651	0.67%	47.54%
Due after one year through two years	13,545,712	2.12	14.27	10,190,479	1.64	11.48
Due after two years through three years	12,000,152	2.23	12.64	11,578,265	2.94	13.05
Due after three years through four years	10,180,846	2.25	10.72	7,990,999	2.79	9.00
Due after four years through five years	4,693,156	2.13	4.94	5,302,717	2.54	5.98
Thereafter	11,525,844	2.84	12.14	11,488,489	2.82	12.95

Total par value	94,943,030	1.54%	100.00%	88,737,600	1.66%	100.00%

Hedge valuation basis adjustments (b)	1,896,579			2,022,018
Fair value option valuation adjustments and accrued interest (c)	8,319			5,399

Total	$96,847,928			$90,765,017

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19.  Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 17.0% and 18.5% of total advances at June 30, 2014 and December 31, 2013.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.

As with all members, insurance companies are also required to purchase the FHLBNY capital stock as a prerequisite to membership.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs credit analysis of insurance borrowers quarterly.  The FHLBNY also requires member insurance companies to pledge, as collateral for the FHLBNY’s custody, highly-rated readily marketable securities that meet the FHLBNY’s credit quality standards.  Appropriate haircut values are applied to the securities, and the haircuts are reviewed quarterly to adjust for price volatility.

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of June 30, 2014 and December 31, 2013, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

Note 8.           Mortgage Loans Held-for-Portfolio.

Mortgage Partnership Finance® program loans, or (MPF®), are the mortgage loans held-for-portfolio.  The FHLBNY participates in the MPF program by purchasing and originating conventional mortgage loans from its participating members, hereafter referred to as Participating Financial Institutions (“PFI”).  The FHLBNY manages the liquidity, interest rate and prepayment option risk of the MPF loans, while the PFIs retain servicing activities, and may credit-enhance the portion of the loans participated to the FHLBNY.  No intermediary trust is involved.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$349,672	18.15%	$369,280	19.46%
Fixed long-term single-family mortgages	1,577,126	81.85	1,528,033	80.54
Multi-family mortgages	64	—	65	—

Total par value	1,926,862	100.00%	1,897,378	100.00%

Unamortized premiums	37,673		37,086
Unamortized discounts	(2,755)		(2,966)
Basis adjustment (b)	2,014		1,822

Total mortgage loans held-for-portfolio	1,963,794		1,933,320
Allowance for credit losses	(5,388)		(5,697)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$1,958,406		$1,927,623

(a)         Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans.

(b)         Balances represent unamortized fair value basis of closed delivery commitments.  A basis is recorded at the settlement of loan and represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan.  The basis is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $20.0 million and $19.7 million at June 30, 2014 and December 31, 2013.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $0.4 million and $0.9 million for the three and six months ended June 30, 2014 and 2013.  These fees were reported as a reduction to mortgage loan interest income.

In terms of the credit enhancement waterfall, the MPF program structures potential credit losses on conventional MPF loans into layers on each loan pool as follows:

1.              The first layer of protection against loss is the liquidation value of the real property securing the loan.

2.              The next layer of protection comes from the primary mortgage insurance (“PMI”) that is required for loans with a loan-to-value ratio greater than 80% at origination.

3.              Losses that exceed the liquidation value of the real property and any PMI will be absorbed by the FHLBNY, limited to the amount of the FLA available under the Master Commitment.  For certain MPF products, the FHLBNY could recover previously absorbed losses by withholding future Credit Enhancement fees (“CE Fees”) otherwise payable to the PFI, and applying the amounts to recover losses previously absorbed.  In effect, the FHLBNY may recover losses allocated to the FLA from CE Fees.  The amount of CE Fees depends on the MPF product and the outstanding balances of loans funded in the Master Commitment.  CE Fees payable (and potentially available for loss recovery) will decline as the outstanding loan balances in the Master Commitment declines.

4.              The second layer or portion of credit losses is incurred by the PFI and/or the Supplemental Mortgage Insurance (“SMI”) provider as follows: The PFI absorbs losses in excess of any FLA up to the amount of the PFI’s credit obligation amount and/or to the SMI provider for MPF 125 Plus products if the PFI has selected SMI coverage.

5.              The third layer of losses is absorbed by the FHLBNY.

Allowance Methodology for Loan Losses

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The Bank performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for losses inherent in the portfolio and to determine the likelihood of collection of the principal and interest.  Conventional mortgage loans that are past due 90 days or more, or classified under regulatory criteria (Sub-standard, Doubtful or Loss), and loans that are in bankruptcy regardless of their delinquency status, are evaluated separately on a loan level basis for impairment.  The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan.  The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features (except the “First Loss Account”) to provide credit assurance to the FHLBNY.  Conventional mortgage loans, except Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”) insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.  Management determines the liquidation value of the real-property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.  This methodology is applied on a loan level basis.  When a loan is foreclosed and the Bank takes possession of real estate, the Bank will charge any excess carrying value over the net realizable value of the foreclosed loan to the allowance for credit losses.

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

The following provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Allowance for credit losses:
Beginning balance	$5,945	$6,709	$5,697	$6,982
Charge-offs	(305)	(991)	(437)	(1,416)
Recoveries	56	454	101	643
(Reversal)/Provision for credit losses on mortgage loans	(308)	242	27	205
Ending balance	$5,388	$6,414	$5,388	$6,414

Ending balance, individually evaluated for impairment	$5,388	$6,414	$5,388	$6,414

	June 30, 2014	December 31, 2013
Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance (b)	$27,926	$28,321
Not impaired, no related allowance	1,806,424	1,793,895
Total uninsured mortgage loans	$1,834,350	$1,822,216

Collectively evaluated for impairment (c)
Impaired, with or without a related allowance	$1,380	$1,277
Not impaired, no related allowance	137,265	118,956
Total insured mortgage loans	$138,645	$120,233

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

Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	June 30, 2014	December 31, 2013
Total Mortgage loans, net of allowance for credit losses (a)	$1,958,406	$1,927,623
Non-performing mortgage loans - Conventional (b)	$25,345	$26,243
Insured MPF loans past due 90 days or more and still accruing interest (b)	$1,309	$1,218

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

The following table summarizes the recorded investment in impaired loans, the unpaid principal balance and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	June 30, 2014			Three months ended June 30, 2014	Six months ended June 30, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment
With no related allowance:
Conventional MPF Loans (a)(b)	$9,546	$9,512	$—	$9,579	$9,502
With an allowance:
Conventional MPF Loans (a)	18,380	18,404	5,388	18,549	19,298
Total Conventional MPF Loans (a)	$27,926	$27,916	$5,388	$28,128	$28,800

	December 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment
With no related allowance:
Conventional MPF Loans (a)(b)	$9,309	$9,282	$—	$10,180
With an allowance:
Conventional MPF Loans (a)	19,012	19,046	5,697	20,468
Total Conventional MPF Loans (a)	$28,321	$28,328	$5,697	$30,648

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

Mortgage Loans — Interest on Non-performing Loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Interest contractually due (a)	$392	$415	$778	$823
Interest actually received	365	381	726	757

Shortfall	$27	$34	$52	$66

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

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investments, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	June 30, 2014			December 31, 2013
	Conventional	Insured	Other	Conventional		Insured		Other
Mortgage loans:	MPF Loans	Loans	Loans	MPF Loans		Loans		Loans
Past due 30 - 59 days	$16,457	$3,096	$—	$20,612		$1,947		$—
Past due 60 - 89 days	4,337	258	—	4,956		189		—
Past due 90 - 179 days	2,649	565	—	4,231		911		—
Past due 180 days or more	22,699	815	—	22,001		366		—
Total past due	46,142	4,734	—	51,800		3,413		—
Total current loans	1,788,143	133,911	65	1,770,350		116,820		66
Total mortgage loans	$1,834,285	$138,645	$65	$1,822,150		$120,233		$66
Other delinquency statistics:
Loans in process of foreclosure, included above	$15,022	$492	$—	$15,989		$236		$—
Number of foreclosures outstanding at period end	105	8	—	113		8		—
Serious delinquency rate (a)	1.39%	1.00%	—%	1.45%		1.06%		—%
Serious delinquent loans total used in calculation of serious delinquency rate	$25,471	$1,380	$—	$26,358		$1,277		$—
Past due 90 days or more and still accruing interest	$—	$1,380	$—	$—		$1,277		$—
Loans on non-accrual status	$25,348	$—	$—	$26,232		$—		$—
Troubled debt restructurings:
Loans discharged from bankruptcy	$10,085	$429	$—	$9,511	(c)	$444	(b)	$—
Modified loans under MPF® program	$810	$—	$—	$817	(c)	$—		$—
Real estate owned	$1,474			$1,772

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Previously we had reported the data under the category “Modified loans under the MPF program”.

(c)          Loans discharged from Chapter 7 bankruptcies are considered as TDR.

Troubled Debt Restructurings (“TDRs”) and MPF modification standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2013.  This modification plan was made available to homeowners currently in default or imminent danger of default.  As of June 30, 2014, four MPF loans had been modified under the plan.

The MPF loan troubled debt restructurings primarily involved modifying the borrower’s monthly payment for a period of up to 36 months to no more than a housing expense ratio of 38% of their monthly income.  The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio not to exceed 38%.  This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged.  If the 38% ratio is still not met, the MPF program reduces for up to 36 months the interest rate in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, until the target 38% housing expense ratio is met.  A MPF loan involved in the troubled debt restructuring program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a non-performing TDR loan and will continue to be evaluated individually for credit losses until the MPF loan is performing to its original terms.  The credit loss would be based on the liquidation value of the real-property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balance was $0.4 million at June 30, 2014 and December 31, 2013.

Forgiveness information —  Forgiveness information that would be required under the disclosure standards for loans deemed TDR has been omitted as the MPF modification program limits loan terms that can be modified for up to 36 months, after which period the borrower is required to adhere to the original terms of the loan.  Concessions were not significant.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $10.1 million and $9.5 million of such loans were outstanding at June 30, 2014 and December 31, 2013.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more.  Included in loans outstanding at June 30, 2014, $10.1 million of loans had been discharged from bankruptcy, and of that amount, $0.7 million were impaired due to their past due delinquency status.  The allowance for credit losses associated with those loans was $0.1 million.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	June 30, 2014			December 31, 2013
Recorded Investment Outstanding	Performing	Non- performing	Total TDR	Performing	Non- performing	Total TDR
Troubled debt restructurings (TDR) (a):
Loans discharged from bankruptcy	$9,377	$708	$10,085	$8,706	$805	$9,511	(b)
Modified loans under MPF® program	448	362	810	451	366	817	(b)
Total troubled debt restructurings	$9,825	$1,070	$10,895	$9,157	$1,171	$10,328
Related Allowance			$500			$592

(a) Insured loans were not included in the calculation for troubled debt restructuring.

(b) Loans discharged from Chapter 7 bankruptcy are considered as TDR.

Note 9.           Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. The following table summarizes deposits (in thousands):

	June 30, 2014	December 31, 2013
Interest-bearing deposits
Interest-bearing demand	$1,643,451	$1,865,399
Term (a)	37,000	38,000
Total interest-bearing deposits	1,680,451	1,903,399
Non-interest-bearing demand	9,641	25,941
Total deposits	$1,690,092	$1,929,340

(a)         Term deposits were for periods of one year or less.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits (a)	$1,680,451	0.04%	$1,903,399	0.04%
Non-interest-bearing deposits	9,641		25,941
Total deposits	$1,690,092		$1,929,340

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, was approximately $0.8 trillion as of June 30, 2014 and December 31, 2013.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	June 30, 2014	December 31, 2013

Percentage of unpledged qualifying assets to consolidated obligations	108%	108%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013

Consolidated obligation bonds-amortized cost	$74,921,351	$72,929,931
Hedge valuation basis adjustments (a)	391,456	261,480
Hedge basis adjustments on terminated hedges (b)	74,345	75,500
FVO (c) - valuation adjustments and accrued interest	7,719	8,401

Total Consolidated obligation-bonds	$75,394,871	$73,275,312

Discount notes-amortized cost	$43,223,965	$45,868,730
FVO (c) - valuation adjustments and remaining accretion	1,511	1,740

Total Consolidated obligation-discount notes	$43,225,476	$45,870,470

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

(c)    Valuation adjustments represent changes in the full fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2014			December 31, 2013
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$41,947,375	0.32%	56.00%	$47,718,425	0.35%	65.47%
Over one year through two years	12,066,065	0.70	16.11	9,307,800	1.05	12.77
Over two years through three years	7,037,490	0.97	9.40	3,097,960	1.22	4.25
Over three years through four years	3,600,455	1.87	4.81	2,182,390	2.15	2.99
Over four years through five years	2,858,470	1.47	3.82	2,672,340	1.41	3.67
Thereafter	7,385,410	2.45	9.86	7,907,210	2.34	10.85

Total par value	74,895,265	0.77%	100.00%	72,886,125	0.79%	100.00%

Bond premiums (b)	50,738			68,737
Bond discounts (b)	(24,652)			(24,931)
Hedge valuation basis adjustments (c)	391,456			261,480
Hedge basis adjustments on terminated hedges (d)	74,345			75,500
FVO (e) - valuation adjustments and accrued interest	7,719			8,401

Total Consolidated obligation-bonds	$75,394,871			$73,275,312

(a)        Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of interest expense of $7.9 million and $17.9 million in the three and six months ended June 30, 2014 and $14.4 million and $29.3 million for the same periods in 2013.

(c)          Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds in a benchmark hedge under a qualifying fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a hedging relationship.  The valuation basis at the time of hedge termination is being amortized as a yield adjustment through Interest expense, and net interest expense of $0.1 million the $0.2 million were recorded in the three and six months ended June 30, 2014 and 2013.

(e)          Valuation adjustments represent changes in the full fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$50,099,765	66.89%	$51,487,625	70.64%
Fixed-rate, callable	9,209,500	12.30	7,292,500	10.01
Step Up, callable	2,981,000	3.98	2,026,000	2.78
Step Down, callable	25,000	0.03	25,000	0.03
Single-index floating rate	12,580,000	16.80	12,055,000	16.54

Total par value	74,895,265	100.00%	72,886,125	100.00%

Bond premiums	50,738		68,737
Bond discounts	(24,652)		(24,931)
Hedge valuation basis adjustments (a)	391,456		261,480
Hedge basis adjustments on terminated hedges (b)	74,345		75,500
FVO (c) - valuation adjustments and accrued interest	7,719		8,401

Total Consolidated obligation-bonds	$75,394,871		$73,275,312

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

Discount Notes

Consolidated obligation — Discount notes are consolidated obligations with original maturities of up to one year. Notes are issued at less than their face amount and redeemed at par when they mature. The FHLBNY’s outstanding consolidated obligation — discount notes were as follows (dollars in thousands):

	June 30, 2014	December 31, 2013

Par value	$43,229,881	$45,876,381
Amortized cost	$43,223,965	$45,868,730
Fair value option valuation adjustments (a)	1,511	1,740
Total discount notes	$43,225,476	$45,870,470

Weighted average interest rate	0.07%	0.07%

(a)         Valuation adjustments represent changes in the full fair values of discount notes elected under the FVO.

Note 11.         Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability set aside, see the Bank’s most recent Form 10-K filed on March 24, 2014.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Beginning balance	$124,266	$128,512	$123,060	$134,942
Additions from current period’s assessments	8,571	9,416	16,976	17,218
Net disbursements for grants and programs	(12,594)	(15,677)	(19,793)	(29,909)
Ending balance	$120,243	$122,251	$120,243	$122,251

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

The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock.  Membership stock is issued to meet membership stock purchase requirements.  The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets.

Activity based stock is issued on a percentage of outstanding balances of advances, MPF loans and certain commitments.

Membership and Activity-based Class B capital stock have the same voting rights and dividend rates.  Members can redeem Class B stock by giving five years notice.  The Bank’s capital plan does not provide for the issuance of Class A capital stock.

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

Risk-based Capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	June 30, 2014		December 31, 2013
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a) (e)	$606,072	$6,877,853	$655,458	$6,593,921
Total capital-to-asset ratio	4.00%	5.38%	4.00%	5.14%
Total capital (b)	$5,109,272	$6,877,853	$5,133,316	$6,593,921
Leverage ratio	5.00%	8.07%	5.00%	7.71%
Leverage capital (c)	$6,386,591	$10,316,779	$6,416,645	$9,890,881

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	June 30, 2014	December 31, 2013

Redemption less than one year	$3,630	$4,081
Redemption from one year to less than three years	5,618	5,174
Redemption from three years to less than five years	11,574	12,028
Redemption from five years or greater	2,556	2,711

Total	$23,378	$23,994

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Beginning balance	$23,915	$26,172	$23,994	$23,143
Capital stock subject to mandatory redemption reclassified from equity	—	—	—	4,062
Redemption of mandatorily redeemable capital stock (a)	(537)	(735)	(616)	(1,768)
Ending balance	$23,378	$25,437	$23,378	$25,437
Accrued interest payable (b)	$229	$257	$229	$257

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rates were 3.90% for June 30, 2014 and 4.00% for June 30, 2013 on mandatorily redeemable capital stock.

Restricted Retained Earnings

Under the 12 FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), beginning with the third quarter of 2011, each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  At June 30, 2014 and December 31, 2013, $187.6 million and $157.1 million were recorded in Capital in the FHLBNY’s Statements of Condition as restricted retained earnings.

Note 13.         Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income	$76,915	$84,521	$152,274	$154,484

Net income available to stockholders	$76,915	$84,521	$152,274	$154,484

Weighted average shares of capital	55,157	47,796	55,169	47,368
Less: Mandatorily redeemable capital stock	(236)	(258)	(238)	(242)
Average number of shares of capital used to calculate earnings per share	54,921	47,538	54,931	47,126

Basic earnings per share	$1.40	$1.78	$2.77	$3.28

Note 14.         Employee Retirement Plans.

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the Bank maintains a nonqualified Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The BEP is an unfunded plan. In the first quarter of 2014, the Board of Directors of the FHLBNY voted to make changes to the Pentegra DB Plan and the BEP plan effective July 1, 2014 for new employees.  Changes to the plans will reduce obligations and expenses for new employees when the employees become eligible for the benefits under the plans.

The Bank has a Retiree Medical Benefit Plan for retired employees and for eligible employees.  The plan is an unfunded plan.  The Board of Directors of the FHLBNY voted to amend the plan in the first quarter of 2014, and employees were notified in late March 2014.  As a result, the Retiree Medical Benefits Plan will no longer be offered to active employees who will not have completed 10 years of employment service at the Bank and attained age 55 as of January 1, 2015, the effective date of the amendment.  For those employees who qualify to remain in the plan, the current Defined Dollar Plan subsidy will be reduced by 50% for all service earned after December 31, 2014, and the annual “Cost of Living Adjustment” will be eliminated.  The impact of the amendments to the postretirement health befit plan is summarized in subsequent paragraphs.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Defined Benefit Plan	$243	$189	$485	$378
Benefit Equalization Plan (defined benefit)	872	989	1,744	1,978
Defined Contribution Plan	392	394	793	789
Postretirement Health Benefit Plan	(6)	384	513	768

Total retirement plan expenses	$1,501	$1,956	$3,535	$3,913

Postretirement Health Benefit Plan — Negative Plan Amendments

The Bank’s postretirement health benefit plan was amended in the first quarter of 2014.  The negative plan amendments (as defined in Accounting Standards Codification ASC 715-60-55) resulted in a reduction of $8.8 million in plan obligations.  Prior to the plan amendments, the net periodic benefit cost was estimated to be $2.0 million for 2014; after the amendments, the net periodic benefit cost is estimated to be $0.5 million for 2014. No expenses were recorded in the second quarter of 2014, as amortization of gains due to plan amendments exceed service, interest and other costs.

The table below summarizes the impact of the amendments:

Postretirement Health Benefit Plan — Plan Amendments (in thousands):

				Amounts Remaining in
				AOCI
	Net Periodic	Other	Postretirement		Prior
	Postretirement	Comprehensive	Benefit	Net	Service
	Benefit Cost	Income	Liability	Gain/Loss	Cost
Beginning of the period - December 31, 2013			$(20,428)	$3,047	$—
Plan amendment		$(8,821)	8,821	—	(8,821)

Recognition of components of net periodic postretirement benefit cost:
Service cost	$218		(218)
Interest cost	248		(248)
Amortization of loss	53	(53)		(53)
Total net periodic postretirement benefit cost	519
Net loss		2,737	(2,737)	2,737
Total other comprehensive income		(6,137)
Benefit payments			185
Net change			5,803	2,684	(8,821)
End of the period - March 31, 2014			(14,625)	5,731	(8,821)

Recognition of components of net periodic postretirement benefit cost:
Service cost	70		(70)
Interest cost	145		(145)
Amortization of loss	239	(239)		(239)
Amortization of prior service credit	(460)	460			460
Total net periodic postretirement benefit cost	$513
Total other comprehensive income		$(5,916)
Benefit payments			166
Net change			(49)	(239)	460
End of the period - June 30, 2014			$(14,674)	$5,492	$(8,361)

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Service cost (benefits attributed to service during the period)	$70	$236	$288	$473
Interest cost on accumulated postretirement health benefit obligation	145	202	393	403
Amortization of loss/(gain)	239	106	292	213
Amortization of prior service (credit)/cost	(460)	(160)	(460)	(321)

Net periodic postretirement health benefit cost	$(6)	$384	$513	$768

Key assumptions and other information to determine obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	June 30, 2014	December 31, 2013

Weighted average discount rate - December 31, 2013	4.73% (a)	4.73%
Weighted average discount rate - June 30, 2014	4.06% (b)

Health care cost trend rates:
Assumed for next year
Pre 65	8.00%	8.00%
Post 65	7.50%	7.50%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2022	2022
Post 65 Ultimate rate	5.00%	5.00%
Post 65 Year that ultimate rate is reached	2022	2022
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

(a),(b)     The discount rate at December 31, 2013 was employed to calculate the pension obligations at March 31, 2014, the date of the amendments.

The discount rate at June 30, 2014 was employed to calculate the amended plan obligations. Discount rates were based on Citigroup pension index at the two dates.

Other than the plan amendments and the adoption of an updated discount rate at June 30, 2014, no significant changes were made to the assumptions at December 31, 2013.

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$177	$216	$354	$432
Interest cost	401	338	802	676
Amortization of unrecognized net loss/(gain)	307	448	614	897
Amortization of unrecognized past service liability	(13)	(13)	(26)	(27)

Net periodic benefit cost	$872	$989	$1,744	$1,978

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

Member Intermediation — To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding was $130.0 million at June 30, 2014 and December 31, 2013.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

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

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors.  The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives.  The majority of OTC derivative contracts were primarily bilateral contracts between the FHLBNY and the swap counterparties that were executed and settled bilaterally with counterparties, rather than settling the transaction with a derivative clearing house (“DCO”).  Beginning on June 10, 2013, certain of the FHLBNY’s OTC derivatives are executed bilaterally with executing swap counterparties, then cleared and settled through one or more DCO as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant, or “FCM”, that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

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

	June 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$389,951	$2,014,160	$609,910	$2,378,650
Cleared derivatives	207,946	175,255	24,482	57,177
Total gross recognized amount	597,897	2,189,415	634,392	2,435,827
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(377,509)	(1,669,557)	(602,074)	(2,029,532)
Cleared derivatives	(173,416)	(175,255)	10,981	(57,177)
Total gross amounts of netting adjustments and cash collateral	(550,925)	(1,844,812)	(591,093)	(2,086,709)
Net amounts after offsetting adjustments
Bilateral derivatives	12,442	344,603	7,836	349,118
Cleared derivatives	34,530	—	35,463	—
Total net amounts after offsetting adjustments	46,972	344,603	43,299	349,118
Derivative instruments -Not Nettable
Delivery commitments (a)	58	—	3	32
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$47,030	$344,603	$43,302	$349,150
Non-cash collateral received or pledged not offset
Cannot be sold or repledged
Bilateral derivatives	$2,173	$—	$3,097	$—
Delivery commitments (a)	58	—	3	—
Total cannot be sold or repledged	2,231	—	3,100	—
Net unsecured amount
Bilateral derivatives	10,269	344,603	4,739	349,150
Cleared derivatives	34,530	—	35,463	—
Total Net unsecured amount (b)	$44,799	$344,603	$40,202	$349,150

(a)         Derivative instruments without legal right of offset were synthetic derivatives representing forward mortgage delivery commitments of 45 days or less.  Amounts were not material, and it was operationally not practical to separate receivable from payables, and net presentation was adopted.  No cash collateral was involved with the mortgage delivery commitments, which are accounted as derivatives.

(b)         Unsecured amounts represent Derivative assets and liabilities recorded in the Statements of Condition at June 30, 2014 and December 31, 2013.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.

Non-Cash collateral received or pledged not offset — Amounts represent exposure arising from derivative positions with member counterparties where we acted as an intermediary, and a small amount of delivery commitments (see footnote a).  Amounts are collateralized by pledged non-cash collateral, primarily 1-4 family housing collateral.

The gross derivative exposures as represented by derivatives in fair values in gain positions before netting and offsetting cash collateral were $597.9 million and $634.4 million due at June 30, 2014 and December 31, 2013.  Fair values amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), totaled $550.9 million and $591.1 million at those dates.  These adjustments included $52.8 million and $4.0 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at June 30, 2014 and December 31, 2013.  The net exposures after offsetting adjustments were $47.0 million and $43.3 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts, and their exposure due to a default by the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At June 30, 2014 and December 31, 2013, derivatives in a net unrealized loss positions, which represented the counterparties’ exposure, including the exposure of DCOs in cleared trades, to the potential non-performance risk of the FHLBNY, were $344.6 million and $349.2 million after deducting $1.3 billion and $1.5 billion of cash collateral posted by the FHLBNY at those dates to the exposed counterparties.  With respect to cleared derivatives, the DCO is also exposed to the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and those amounts were not significant.

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

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$77,980,916	$565,621	$2,113,478
Interest rate swaps-cash flow hedges	1,256,000	6,569	69,665
Total derivatives in hedging instruments	79,236,916	572,190	2,183,143

Derivatives not designated as hedging instruments
Interest rate swaps	27,086,426	9,981	3,991
Interest rate caps or floors	2,692,000	13,311	—
Mortgage delivery commitments	12,313	58	—
Other (b)	260,000	2,415	2,281
Total derivatives not designated as hedging instruments	30,050,739	25,765	6,272

Total derivatives before netting and collateral adjustments	$109,287,655	597,955	2,189,415
Netting adjustments		(498,147)	(498,147)
Net before cash collateral		99,808	1,691,268
Cash collateral and related accrued interest		(52,778)	(1,346,665)
Net after cash collateral reported on the Statements of Condition		$47,030	$344,603

	December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$71,828,200	$567,215	$2,380,327
Interest rate swaps-cash flow hedges	1,256,000	23,097	45,393
Total derivatives in hedging instruments	73,084,200	590,312	2,425,720

Derivatives not designated as hedging instruments
Interest rate swaps	33,623,641	13,437	6,819
Interest rate caps or floors	2,700,000	27,196	12
Mortgage delivery commitments	7,563	3	32
Other (b)	260,000	3,446	3,276
Total derivatives not designated as hedging instruments	36,591,204	44,082	10,139

Total derivatives before netting and collateral adjustments	$109,675,404	634,394	2,435,859
Netting adjustments		(587,121)	(587,121)
Net before cash collateral		47,273	1,848,738
Cash collateral and related accrued interest		(3,971)	(1,499,588)
Net after cash collateral reported on the Statements of Condition		$43,302	$349,150

(a)         All derivative assets and liabilities with swap dealers and counterparties are collateralized by cash; derivative instruments are subject to legal right of offset under master netting agreements.

(b)         Other comprised of swaps intermediated for member, and notional amounts represent purchases from dealers and sales to members.

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

Components of net gains/ (losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended June 30,
	2014				2013
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(582)	$795	$213	$(250,192)	$828,544	$(813,477)	$15,067	$(258,026)
Consolidated obligations-bonds	67,897	(67,100)	797	64,301	(265,298)	265,708	410	85,343

Net gains (losses) related to fair value hedges (a)	67,315	(66,305)	1,010	$(185,891)	563,246	(547,769)	15,477	$(172,683)
Cash flow hedges	51		51	$(8,771)	6		6	$(7,498)

Derivatives not designated as hedging instruments
Interest rate swaps (b)	443		443		(2,009)		(2,009)
Caps or floors
Advances	—		—		(19)		(19)
Balance sheet hedges	(5,647)		(5,647)		3,970		3,970
Mortgage delivery commitments	326		326		(1,714)		(1,714)
Swaps economically hedging
instruments designated under FVO
Consolidated obligations-bonds	(359)		(359)		(7,383)		(7,383)
Consolidated obligations-discount notes	(279)		(279)		(647)		(647)
Accrued interest-swaps (b)	2,781		2,781		5,195		5,195

Net losses related to derivatives not designated as hedging instruments	(2,735)		(2,735)		(2,607)		(2,607)

Net gains (losses) on derivatives and hedging activities	$64,631	$(66,305)	$(1,674)		$560,645	$(547,769)	$12,876

	Six months ended June 30,
	2014				2013
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income (a)

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$111,243	$(110,397)	$846	$(502,615)	$1,125,206	$(1,110,802)	$14,404	$(529,320)
Consolidated obligations-bonds	132,151	(130,040)	2,111	122,909	(389,871)	390,649	778	173,244

Net gains (losses) related to fair value hedges (a)	243,394	(240,437)	2,957	$(379,706)	735,335	(720,153)	15,182	$(356,076)
Cash flow hedges	51		51	$(17,419)	(47)		(47)	$(14,849)

Derivatives not designated as hedging instruments
Interest rate swaps (b)	63		63		(1,598)		(1,598)
Caps or floors
Advances	(7)		(7)		(37)		(37)
Balance sheet hedges	(13,886)		(13,886)		4,938		4,938
Mortgage delivery commitments	436		436		(1,909)		(1,909)
Swaps economically hedging
instruments designated under FVO
Consolidated obligations-bonds	277		277		(12,670)		(12,670)
Consolidated obligations-discount notes	(123)		(123)		(1,506)		(1,506)
Accrued interest-swaps (b)	6,436		6,436		11,906		11,906

Net losses related to derivatives not designated as hedging instruments	(6,804)		(6,804)		(876)		(876)

Net gains (losses) on derivatives and hedging activities	$236,641	$(240,437)	$(3,796)		$734,412	$(720,153)	$14,259

(a)              Earnings impact of qualifying fair value hedges in the second quarter of 2013 included overstated fair value gains of $8.1 million corrected in the third quarter of 2013 as an out-of-period adjustment.  For more information, see Note 15.  Derivatives and Hedging Activities in the Bank’s most recent Form 10K filed on March 24, 2014.

(b)              Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended June 30,
	2014				2013
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$87	Interest Expense	$734	$51	$610	Interest Expense	$795	$6
Consolidated obligations-discount notes (b)	(20,492)	Interest Expense	—	—	56,884	Interest Expense	—	—
	$(20,405)		$734	$51	$57,494		$795	$6

	Six months ended June 30,
	2014				2013
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$87	Interest Expense	$1,470	$51	$339	Interest Expense	$1,862	$(47)
Consolidated obligations-discount notes (b)	(40,800)	Interest Expense	—	—	73,699	Interest Expense	—	—
	$(40,713)		$1,470	$51	$74,038		$1,862	$(47)

(a)              Hedges of anticipated issuance of debt — The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months.  There were no open contracts at June 30, 2014 and December 31, 2013.  The amount in AOCI from closed cash flow hedges was a net unrecognized loss of $7.1 million and $8.7 million at June 30, 2014 and December 31, 2013.  At June 30, 2014, it is expected that over the next 12 months, $2.4 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

(b)              Hedges of discount notes in rolling issuances — At June 30, 2014 and December 31, 2013, $1.3 billion of notional amounts of the interest rate swaps were outstanding under this program.  Net unrealized fair values losses of $63.1 million and $22.3 million were recorded in AOCI at those dates.  The cash flow hedges mitigated exposure to the variability in future cash flows for a maximum period of 15 years.  Long-term swap rates at June 30, 2014 had steepened significantly, and previously recorded cumulative fair value losses were partially recovered.  The FHLBNY’s cash payments are fixed, and in return it receives LIBOR-indexed floating rate cash flows; in a rising rate environment, the amount of forecasted cash flows that it would potentially receive grows larger, effectively reducing unrealized losses.

(c)              Effective portion was recorded in AOCI.  Ineffectiveness was immaterial and was recorded in Other income.  There were no material amounts that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

(d)              Represents unrecognized loss from cash flow hedges recorded in AOCI.

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2014
		Estimated Fair Value				Netting Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$7,164,721	$7,164,721	$7,164,721	$—	$—	$—
Securities purchased under agreements to resell	800,000	800,000	—	800,000	—	—
Federal funds sold	6,713,000	6,712,991	—	6,712,991	—	—
Available-for-sale-securities	1,382,374	1,382,374	10,387	1,371,987	—	—
Held-to-maturity securities	12,622,488	12,878,678	—	11,693,437	1,185,241	—
Advances	96,847,928	96,929,160	—	96,929,160	—	—
Mortgage loans held-for-portfolio, net	1,958,406	1,990,303	—	1,990,303	—	—
Accrued interest receivable	168,482	168,482	—	168,482	—	—
Derivative assets	47,030	47,030	—	597,955	—	(550,925)
Other financial assets	101,474	101,474	—	100,000	1,474	—

Liabilities
Deposits	1,690,092	1,690,100	—	1,690,100	—	—
Consolidated obligations
Bonds	75,394,871	75,316,444	—	75,316,444	—	—
Discount notes	43,225,476	43,225,782	—	43,225,782	—	—
Mandatorily redeemable capital stock	23,378	23,378	23,378	—	—	—
Accrued interest payable	116,864	116,864	—	116,864	—	—
Derivative liabilities	344,603	344,603	—	2,189,415	—	(1,844,812)
Other financial liabilities	70,083	70,083	70,083	—	—	—

	December 31, 2013
		Estimated Fair Value				Netting Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$15,309,998	$15,309,998	$15,309,998	$—	$—	$—
Federal funds sold	5,986,000	5,985,987	—	5,985,987	—	—
Available-for-sale-securities	1,562,541	1,562,541	10,407	1,552,134	—	—
Held-to-maturity securities	12,535,928	12,603,384	—	11,461,994	1,141,390	—
Advances	90,765,017	90,644,501	—	90,644,501	—	—
Mortgage loans held-for-portfolio, net	1,927,623	1,911,001	—	1,911,001	—	—
Accrued interest receivable	173,573	173,573	—	173,573	—	—
Derivative assets	43,302	43,302	—	634,394	—	(591,092)
Other financial assets	2,328	2,328	—	556	1,772	—

Liabilities
Deposits	1,929,340	1,929,349	—	1,929,349	—	—
Consolidated obligations
Bonds	73,275,312	72,928,182	—	72,928,182	—	—
Discount notes	45,870,470	45,872,010	—	45,872,010	—	—
Mandatorily redeemable capital stock	23,994	23,994	23,994	—	—	—
Accrued interest payable	112,047	112,047	—	112,047	—	—
Derivative liabilities	349,150	349,150	—	2,435,859	—	(2,086,709)
Other financial liabilities	76,284	76,284	76,284	—	—	—

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

Interest-bearing Deposits, Federal Funds Sold and Securities purchased under agreements to resell - The FHLBNY determines estimated fair values of short-term investments by calculating the present value of expected future cash flows of the investments, a methodology also referred to as the Income approach under the Fair value measurement standards.  The discount rates used in these calculations are the current coupons of investments with similar terms.  Inputs into the cash flow models employed by the Bank are the yields on the instruments, which are market based and observable and are considered to be within Level 2 of the fair value hierarchy.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the Bank’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  No held-to-maturity securities were recorded at fair values on a nonrecurring basis at June 30, 2014 or at December 31, 2013 or any time in 2013, as no MBS were determined to be OTTI.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at June 30, 2014 and December 31, 2013.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At June 30, 2014 and December 31, 2013, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be unobservable Level 3 input.  The FHLBNY validates the impairment adjustment made to TBA rates by “back-testing” against incurred losses.  The FHLBNY mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At June 30, 2014 and December 31, 2013, fair values of impaired loans were classified within Level 2 of the valuation hierarchy.

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

Derivative Assets and Liabilities — The majority of the FHLBNY’s derivatives is executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at June 30, 2014 and December 31, 2013.

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

OIS adoption — The FHLBNY has incorporated overnight indexed swap (“OIS”) curves as fair value measurement inputs for the valuation of its derivatives, as the OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives.  The FHLBNY believes using relevant OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives.  The OIS curve (Federal funds curve) was an additional input incorporated into the valuation model.  The input for the federal funds curve is obtained from industry standard pricing vendors and the input is available and observable over its entire term structure.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at June 30, 2014 and December 31, 2013.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at June 30, 2014 and December 31, 2013, by level within the fair value hierarchy.  The FHLBNY measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands)

	June 30, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,371,987	$—	$1,371,987	$—	$—
Equity and bond funds	10,387	10,387	—	—	—
Advances (to the extent FVO is elected)	18,658,320	—	18,658,320	—	—
Derivative assets(a)
Interest-rate derivatives	46,972	—	597,897	—	(550,925)
Mortgage delivery commitments	58	—	58	—	—

Total recurring fair value measurement - assets	$20,087,724	$10,387	$20,628,262	$—	$(550,925)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,649,267)	$—	$(4,649,267)	$—	$—
Bonds (to the extent FVO is elected) (b)	(18,087,720)	—	(18,087,720)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(344,603)	—	(2,189,415)	—	1,844,812

Total recurring fair value measurement - liabilities	$(23,081,590)	$—	$(24,926,402)	$—	$1,844,812

	December 31, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,552,134	$—	$1,552,134	$—	$—
Equity and bond funds	10,407	10,407	—	—	—
Advances (to the extent FVO is elected)	19,205,399	—	19,205,399	—	—
Derivative assets(a)
Interest-rate derivatives	43,299	—	634,391	—	(591,092)
Mortgage delivery commitments	3	—	3	—	—

Total recurring fair value measurement - assets	$20,811,242	$10,407	$21,391,927	$—	$(591,092)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,260,635)	$—	$(4,260,635)	$—	$—
Bonds (to the extent FVO is elected) (b)	(22,868,401)	—	(22,868,401)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(349,118)	—	(2,435,827)	—	2,086,709
Mortgage delivery commitments	(32)	—	(32)	—	—

Total recurring fair value measurement - liabilities	$(27,478,186)	$—	$(29,564,895)	$—	$2,086,709

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

The FHLBNY has elected the FVO for certain advances and certain consolidated obligations that either do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.  Advances have also been elected under the FVO when analysis indicated that changes in the fair values of the advance would be an offset to fair value volatility of debt elected under the FVO.

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the three and six months ended June 30, 2014 and 2013.  Advances elected under the FVO were short-term in nature, with tenors that were generally less than 24 months. As with all advances, the loans were fully collateralized through their terms to maturity.  Consolidated obligation bonds and discount notes elected under the FVO are high credit quality, highly-rated instruments, and changes in fair values were generally related to changes in interest rates and investor preference, including investor asset allocation strategies.  The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the past 24 months or less, and no adverse changes have been observed in their credit characteristics.

The following tables summarize the activities related to financial instruments for which the Bank elected the fair value option (in thousands):

	Three months ended June 30,
	2014	2013	2014	2013	2014	2013
	Advances		Consolidated Bonds		Consolidated Discount Notes

Balance, beginning of the period	$19,207,125	$500,534	$(19,969,321)	$(10,037,764)	$(6,961,243)	$(1,949,723)
New transactions elected for fair value option	4,450,000	11,200,000	(5,205,000)	(14,910,000)	(1,949,099)	(598,910)
Maturities and terminations	(5,000,000)	—	7,085,000	5,628,000	4,258,896	1,582,652
Net gains (losses) on financial instruments held under fair value option	729	(372)	310	7,213	645	402
Change in accrued interest/unaccreted balance	466	2,379	1,291	1,822	1,534	2,507

Balance, end of the period	$18,658,320	$11,702,541	$(18,087,720)	$(19,310,729)	$(4,649,267)	$(963,072)

	Six months ended June 30,
	2014	2013	2014	2013	2014	2013
	Advances		Consolidated Bonds		Consolidated Discount Notes

Balance, beginning of the period	$19,205,399	$500,502	$(22,868,401)	$(12,740,883)	$(4,260,635)	$(1,948,987)
New transactions elected for fair value option	9,900,000	11,200,000	(10,605,000)	(15,060,000)	(4,647,756)	(598,910)
Maturities and terminations	(10,450,000)	—	15,385,000	8,478,000	4,258,896	1,582,652
Net gains (losses) on financial instruments held under fair value option	2,616	(331)	(631)	10,494	504	759
Change in accrued interest/unaccreted balance	305	2,370	1,312	1,660	(276)	1,414

Balance, end of the period	$18,658,320	$11,702,541	$(18,087,720)	$(19,310,729)	$(4,649,267)	$(963,072)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended June 30,
	2014			2013
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$16,755	$729	$17,484	$3,061	$(372)	$2,689

	Six months ended June 30,
	2014			2013
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$34,624	$2,616	$37,240	$3,743	$(331)	$3,412

	Three months ended June 30,
	2014			2013
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(7,151)	$310	$(6,841)	$(5,937)	$7,213	$1,276
Consolidated obligations-discount notes	(1,687)	645	(1,042)	(845)	402	(443)

	$(8,838)	$955	$(7,883)	$(6,782)	$7,615	$833

	Six months ended June 30,
	2014			2013
	Interest Expense	Net (Losses) Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(15,772)	$(631)	$(16,403)	$(12,712)	$10,494	$(2,218)
Consolidated obligations-discount notes	(3,499)	504	(2,995)	(1,937)	759	(1,178)

	$(19,271)	$(127)	$(19,398)	$(14,649)	$11,253	$(3,396)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	June 30, 2014			December 31, 2013
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$18,650,000	$18,658,320	$8,320	$19,200,000	$19,205,399	$5,399

Consolidated obligations-bonds (b)	$18,080,000	$18,087,720	$7,720	$22,860,000	$22,868,401	$8,401
Consolidated obligations-discount notes (c)	4,647,756	4,649,267	1,511	4,258,896	4,260,635	1,739
	$22,727,756	$22,736,987	$9,231	$27,118,896	$27,129,036	$10,140

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

Note 17.                                                  Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate was $0.8 trillion at June 30, 2014 and December 31, 2013.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were approximately $8.0 billion and $8.5 billion as of June 30, 2014 and December 31, 2013, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities were less than $1.0 million as of June 30, 2014 and December 31, 2013.

MPF Program — Under the MPF program, the Bank was unconditionally obligated to purchase $12.3 million and $7.6 million of mortgage loans at June 30, 2014 and December 31, 2013.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements with its members in the MPF program to purchase mortgage loans in aggregate of $1.3 billion and $1.2 billion as of June 30, 2014 and December 31, 2013.

Future benefit payments — Pension stabilization in a bill passed in 2012, known as Moving Ahead for Progress in the 21st Century Act (“MAP-21”) allows companies to set their pension plan contributions using a rate based on high-quality bond yields averaged over 25 years.   Before MAP-21, the Pension Protection Act required the use of average bond rates over a current two year period.  Allowing plan sponsors to use the higher of the two averages under MAP-21 resulted in a lower pension liability, and lower minimum required contributions for plan years 2013 and 2012.  MAP-21 is not a permanent relief as lower contributions are likely to mean higher contributions in the future.  Over time, the pension funding stabilization will result in higher contributions starting in 2014 as projected rates under the MAP-21 relief continue to decrease.

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

Discount note issuance program — The Bank has cash flow hedge strategies that require the sequential issuances of 3-month term discount notes every 91 days.  The discount note issuance program at June 30, 2014 totaled $1.3 billion, with earliest issuance program ending in 2020 and the furthest ending in 2028.  For more information, see Cash Flow Hedges in Note 15.  Derivatives and Hedging Activities.

Derivative contracts — The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $1.3 billion and $1.5 billion in cash with derivative counterparties as pledged collateral at June 30, 2014 and December 31, 2013, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15.  Derivatives and Hedging Activities.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2014 and $0.6 million and $1.4 million for the same periods in 2013.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at an annual cost of less than $1.0 million.  Components of the agreement are generally renewable between 1-3 years.

The following table summarizes contractual obligations and contingencies as of June 30, 2014 (in thousands):

	June 30, 2014
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$41,947,375	$19,103,555	$6,458,925	$7,385,410	$74,895,265
Long-term debt obligations-interest payments (a)	134,047	153,008	109,435	181,225	577,715
Mandatorily redeemable capital stock (a)	3,630	5,618	11,574	2,556	23,378
Premises (lease obligations) (b)	3,197	6,394	1,536	—	11,127
Other liabilities (c)	122,911	5,334	5,169	40,221	173,635

Total contractual obligations	42,211,160	19,273,909	6,586,639	7,609,412	75,681,120

Other commitments
Standby letters of credit	7,968,912	24,544	14,775	—	8,008,231
Consolidated obligations-bonds/discount notes
traded not settled	932,511	—	—	—	932,511
Commitments to fund pension (d)	7,827	15,654	—	—	23,481
Open delivery commitments (MPF)	12,313	—	—	—	12,313

Total other commitments	8,921,563	40,198	14,775	—	8,976,536

Total obligations and commitments	$51,132,723	$19,314,107	$6,601,414	$7,609,412	$84,657,656

(a)   Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on the outstanding long-term debt at June 30, 2014 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.  At June 30, 2014, the FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.77%.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

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

Debt Assumptions and Transfers

Debt assumptions — The Bank did not assume debt from another FHLBank in the three and six months ended June 30, 2014 and 2013.

Debt transfers — No debt was transferred to another FHLBank in the three and six months ended June 30, 2014 or in the second quarter of 2013.  In the first quarter of 2013, the bank transferred $25.0 million to another FHLBank at negotiated market rates that exceeded book cost by $3.9 million, which was a charge to earnings in that period.  When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Transactions are at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago. The FHLBank of Chicago, the MPF provider’s cumulative share of interest in the FHLBNY’s MPF loans from inception of the program through mid-2004 was $31.5 million.  At December 31, 2013, the comparable number was $34.7 million.  Fees paid to the FHLBank of Chicago were $0.2 million and $0.5 million for the three and six months ending June 30, 2014 and 2013.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

Notional amounts of $130.0 million of interest rate swaps outstanding at June 30, 2014 and December 31, 2013 represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at June 30, 2014 and December 31, 2013 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three and six months ended June 30, 2014, the FHLBNY extended overnight loans for a total of $0.8 billion and $2.1 billion.   In the same periods in 2013, the FHLBNY extended overnight loans for a total of $1.8 billion and $4.1 billion to other FHLBanks.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was less than $0.1 million in all periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three and six months ended June 30, 2014 and for the same periods for 2013, there were no borrowings from other FHLBanks.

The following tables summarize outstanding balances with related parties at June 30, 2014 and December 31, 2013, and transactions for the three and six months ended June 30, 2014 and 2013 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	June 30, 2014		December 31, 2013
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$7,164,721	$—	$15,309,998
Securities purchased under agreements to resell	—	800,000	—	—
Federal funds sold	—	6,713,000	—	5,986,000
Available-for-sale securities	—	1,382,374	—	1,562,541
Held-to-maturity securities	—	12,622,488	—	12,535,928
Advances	96,847,928	—	90,765,017	—
Mortgage loans (a)	—	1,958,406	—	1,927,623
Accrued interest receivable	137,720	30,762	142,600	30,973
Premises, software, and equipment	—	11,124	—	11,808
Derivative assets (b)	—	47,030	—	43,302
Other assets (c)	489	115,769	387	16,728

Total assets	$96,986,137	$30,845,674	$90,908,004	$37,424,901

Liabilities and capital
Deposits	$1,690,092	$—	$1,929,340	$—
Consolidated obligations	—	118,620,347	—	119,145,782
Mandatorily redeemable capital stock	23,378	—	23,994	—
Accrued interest payable	21	116,843	29	112,018
Affordable Housing Program (d)	120,243	—	123,060	—
Derivative liabilities (b)	—	344,603	—	349,150
Other liabilities (e)	70,083	103,552	76,284	87,594

Total liabilities	1,903,817	119,185,345	2,152,707	119,694,544

Total capital	6,742,649	—	6,485,654	—

Total liabilities and capital	$8,646,466	$119,185,345	$8,638,361	$119,694,544

(a)           Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)           Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were at market terms and in the ordinary course of the FHLBNY’s business — At June 30, 2014, notional amounts outstanding were $5.4 billion; the net fair value after posting $72.5 million cash collateral was a net derivative liability of $23.9 million.  At December 31, 2013, notional amounts outstanding were $4.4 billion; the net fair value after posting $82.5 million cash collateral was a net derivative liability of $22.9 million.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expense of $7.1 million and $17.2 million in the three and six months ended June 30, 2014 and $9.4 million and $18.8 million for the same periods for 2013.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)            Includes insignificant amounts of miscellaneous assets that are considered related party.

(d)           Represents funds not yet allocated or disbursed to AHP programs.

(e)            Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party:  Income and Expense transactions

	Three months ended
	June 30, 2014		June 30, 2013
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$113,366	$—	$100,780	$—
Interest-bearing deposits (a)	—	279	—	588
Securities purchased under agreements to resell	—	85	—	—
Federal funds sold	—	2,396	—	3,131
Available-for-sale securities	—	2,710	—	4,358
Held-to-maturity securities	—	64,885	—	58,433
Mortgage loans held-for-portfolio (b)	—	17,554	—	17,012
Loans to other FHLBanks	1	—	4	—

Total interest income	$113,367	$87,909	$100,784	$83,522

Interest expense
Consolidated obligations	$—	$94,744	$—	$88,730
Deposits	144	—	149	—
Mandatorily redeemable capital stock	223	—	229	—
Cash collateral held and other borrowings	—	10	—	2

Total interest expense	$367	$94,754	$378	$88,732

Service fees and other Income and Expenses	$2,523	$(668)	$2,336	$248

	Six months ended
	June 30, 2014		June 30, 2013
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$227,217	$—	$210,773	$—
Interest-bearing deposits (a)	—	510	—	1,399
Securities purchased under agreements to resell	—	148	—	—
Federal funds sold	—	4,392	—	7,396
Available-for-sale securities	—	5,712	—	9,111
Held-to-maturity securities	—	131,508	—	118,174
Mortgage loans held-for-portfolio (b)	—	35,017	—	33,806
Loans to other FHLBanks	3	—	18	—

Total interest income	$227,220	$177,287	$210,791	$169,886

Interest expense
Consolidated obligations	$—	$189,429	$—	$181,660
Deposits	287	—	311	—
Mandatorily redeemable capital stock	505	—	482	—
Cash collateral held and other borrowings	—	11	—	4

Total interest expense	$792	$189,440	$793	$181,664

Service fees and other Income and Expenses	$4,884	$(297)	$4,688	$251

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

The top ten advance holders at June 30, 2014, December 31, 2013 and June 30, 2013 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2014
				Percentage of	Three Months		Six Months
			Par	Total Par Value		Percentage of		Percentage of
	City	State	Advances	of Advances	Interest Income	Interest Income	Interest Income	Interest Income

Citibank, N.A.	New York	NY	$27,200,000	28.65%	$25,429	9.28%	$48,173	8.72%
Metropolitan Life Insurance Company	New York	NY	12,570,000	13.24	53,636	19.58	112,186	20.30
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	10,383,925	10.94	61,520	22.45	122,816	22.21
New York Commercial Bank*	Westbury	NY	342,412	0.36	788	0.29	1,584	0.29
Subtotal New York Community Bancorp, Inc.			10,726,337	11.30	62,308	22.74	124,400	22.50
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.35	72,316	26.40	143,763	26.00
First Niagara Bank, National Association	Buffalo	NY	4,389,100	4.62	4,446	1.62	9,151	1.66
Astoria Bank*	Lake Success	NY	2,442,000	2.57	10,462	3.82	21,115	3.82
Investors Bank*	Short Hills	NJ	2,278,318	2.40	14,325	5.23	28,910	5.23
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.34	7,606	2.78	18,353	3.32
Valley National Bank*	Wayne	NJ	2,049,500	2.16	20,226	7.38	40,271	7.29
Signature Bank	New York	NY	1,646,313	1.73	3,217	1.17	6,415	1.16
Total			$71,551,568	75.36%	$273,971	100.00%	$552,737	100.00%

* At June 30, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2013
				Percentage of	Twelve Months
			Par	Total Par Value		Percentage of
	City	State	Advances	of Advances	Interest Income	Interest Income

Citibank, N.A.	New York	NY	$22,200,000	25.02%	$65,361	5.92%
Metropolitan Life Insurance Company	New York	NY	12,770,000	14.39	243,181	22.01
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	10,143,131	11.43	243,865	22.07
New York Commercial Bank*	Westbury	NY	363,512	0.40	3,431	0.31
Subtotal New York Community Bancorp, Inc.			10,506,643	11.83	247,296	22.38
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	6.79	289,573	26.21
First Niagara Bank, National Association	Buffalo	NY	4,304,000	4.85	14,079	1.27
Investors Bank	Short Hills	NJ	3,117,495	3.51	59,551	5.39
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,454,000	2.77	50,654	4.58
Signature Bank	New York	NY	2,305,313	2.60	7,390	0.67
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.51	46,591	4.22
Valley National Bank	Wayne	NJ	2,049,500	2.31	81,243	7.35
Total			$67,956,951	76.58%	$1,104,919	100.00%

* At December 31, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

	June 30, 2013
				Percentage of	Three Months		Six Months
			Par	Total Par Value		Percentage of		Percentage of
	City	State	Advances	of Advances	Interest Income	Interest Income	Interest Income	Interest Income

Citibank, N.A.	New York	NY	$20,200,000	24.55%	$10,631	3.99%	$20,725	3.81%
Metropolitan Life Insurance Company	New York	NY	12,770,000	15.52	58,841	22.07	128,530	23.65
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	8,568,137	10.41	59,720	22.40	119,683	22.01
New York Commercial Bank*	Westbury	NY	167,412	0.20	1,046	0.39	2,130	0.39
Subtotal New York Community Bancorp, Inc.			8,735,549	10.61	60,766	22.79	121,813	22.40
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	7.32	72,195	27.06	143,597	26.42
Investors Bank	Short Hills	NJ	3,298,000	4.01	14,794	5.55	29,316	5.39
First Niagara Bank, National Association	Buffalo	NY	3,200,000	3.89	3,308	1.24	6,050	1.11
Astoria Federal Savings and Loan Assn.	Lake Success	NY	2,394,000	2.91	12,858	4.82	27,347	5.03
The Prudential Insurance Co. of America	Newark	NJ	2,325,000	2.83	11,539	4.33	23,339	4.29
Valley National Bank	Wayne	NJ	2,074,500	2.52	20,258	7.60	40,297	7.41
Signature Bank	New York	NY	1,525,163	1.85	1,464	0.55	2,650	0.49
Total			$62,547,212	76.01%	$266,654	100.00%	$543,664	100.00%

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

On July 2, 2014, the FHLBNY informed its membership of certain amendments to the FHLBNY’s Capital Plan (“Plan”).  The amendments to the Plan became effective on August 1, 2014, and reduced the capital stock purchase requirement for membership of the FHLBNY from 20 basis points to 15 basis points of members’ Mortgage-related Assets, subject to a $1,000 minimum.  On August 1, 2014, the FHLBNY repurchased $374 million of excess Membership stock as a result of the reduction in the Membership stock requirement.  The Bank remains in compliance with all capital requirements.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1 - 1.15	Result of Operations	56 - 71
2.1	Assessments	71
3.1 - 3.2	Financial Condition	72 - 73
4.1 - 4.7	Advances	74 - 78
5.1 - 5.12	Investments	79 - 85
6.1 - 6.6	Mortgage Loans	86 - 88
7.1 - 7.9	Consolidated Obligations	89 - 92
7.10	FHLBNY Ratings	92
8.1 - 8.3	Capital	92 - 93
9.1 - 9.7	Derivatives	94 - 98
10.1 - 10.4	Liquidity	98 - 100

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

Financial performance of the Federal Home Loan Bank of New York

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions, except per share data)	2014	2013	Change	2014	2013	Change

Net interest income before provision for credit losses	$106	$95	$11	$214	$198	$16
Other non-interest income	2	22	(20)	3	21	(18)
Operating expenses	7	7	—	14	14	—
Compensation and benefits	13	13	—	27	27	—
Net income	$77	$85	$(8)	$152	$155	$(3)
Earnings per share	$1.40	$1.78	$(0.38)	$2.77	$3.28	$(0.51)
Dividend per share	$0.96	$0.99	$(0.03)	$2.16	$2.12	$0.04

2014 Second Quarter Highlights

Results of Operations

We reported 2014 second quarter Net income of $76.9 million, or $1.40 per share, compared to 2013 second quarter Net income of $84.5 million, or $1.78 per share.  The return on average equity, which is Net income divided by average shareholders’ equity (Capital stock, Retained earnings and Accumulated other comprehensive income, or “AOCI”), was 4.83% in the 2014 period, compared to 6.18% in the same period in 2013.

Net Income - The 2014 second quarter Net income was $76.9 million, and decreased by $7.6 million, or 9.0%, compared to the 2013 period.  Net interest income, which is the principal source of Net Income was $106.2 million, higher by 11.5%, or $11.0 million, compared to the same period in 2013.  The increase in Net interest income was driven by higher average earning assets, which grew to $120.8 billion in the 2014 second quarter, up from $104.4 billion in the 2013 period.  Operating expenses were flat, and Compensation and benefits were almost unchanged or a little lower in the current year period.  The favorable changes were offset by a decline in Other income (Loss), which reported a gain of $1.9 million in the 2014 second quarter, compared to a gain of $21.7 million in the 2013 period. The primary drivers of the change in Other income (Loss) were lower gains on instruments held at fair value in the current year period, and a net unrealized loss on derivatives and hedging activities.

Interest Income - Interest income from advances grew by $12.6 million quarter-over-quarter driven by higher balances in the second quarter of 2014.   Aggregate yield was 51 basis points in the 2014 second quarter, compared to 55 basis points in the same quarter in 2013.  Mix of advances has changed quarter-over-quarter towards a higher concentration of short-term advances and adjustable rate advances (“ARCs”).  Short-term fixed-rate advances, which reprice at frequent intervals, grew to $11.5 billion at June 30, 2014, compared to $9.5 billion at June 30, 2013, and in a declining interest rate environment, fixed rate coupons have repriced to lower rates.  ARC balances increased to $30.1 billion at June 30, 2014, compared to $22.7 billion at June 30, 2013.  The weighted average coupon of ARC advances was about 44 basis points in the 2014 periods a little higher than 41 basis points in the same period in 2013.  The favorable change was driven by new ARCs issued at wider spreads to LIBOR relative to maturing ARCs, and offset the unfavorable change due to declining LIBOR.

Interest income from investments grew quarter-over-quarter in 2014 due to higher fixed-rate MBS balances at June 30, 2014, compared to June 30, 2013. Yields on fixed-rate MBS have been declining as higher yielding fixed rate MBS have continued to pay-down.  Acquisitions that have kept pace with paydowns are yielding significantly lower coupons.  The weighted average coupon of fixed-rate MBS was 306 basis points in the 2014 second quarter, compared to 334 basis points in the same period in 2013.  Pricing of GSE-issued MBS has been tight, and yields were low, partly due to limited supply, and partly as a result of the Federal Reserve Bank’s continued participation in the market for acquiring GSE-issued MBS.  Interest income from floating-rate MBS was lower due to lower balances and declining yields in parallel with a lower interest rate environment in the 2014 period compared to the same period in 2013

Interest expense — Consolidated obligation bond funding costs as measured by spreads to LIBOR have been very tight in the 2014 period compared to the consolidated obligation bonds that had been issued at advantageous spreads to LIBOR and were still outstanding during the 2013 period.  As the debt matured, they were replaced by debt that was priced at very tight spreads, driving up the cost of funding in the current year period.  The continued decline of the 3-month LIBOR also has had a negative impact on debt that is swapped to sub-LIBOR levels.

Other Income (loss) — In aggregate, Other income (loss) was a gain of $1.9 million in the 2014 second quarter, compared to a gain of $21.7 million in the prior year period.

•                  Instruments held at fair value — Fair value changes of consolidated obligation debt and Advances elected under the FVO resulted in net fair value gains of $1.7 million in the 2014 period, compared to $7.2 million in the 2013 period.

•                  Derivative and hedging gains and losses — Derivatives and hedging activities resulted in a net fair value loss of $1.7 million in the 2014 period, compared to a gain of $12.9 million in the 2013 period.

Operating expenses, Compensation and benefits, and allocated expenses paid to the Office of Finance and the Finance Agency — In aggregate, expenses were $22.8 million in the 2014 second quarter, compared to $22.7 million in the 2013 period.

•                  Operating expenses — Operating expenses, which included occupancy costs, computer service agreements, professional and legal fees, and depreciation and amortization, were $6.8 million in the 2014 period, almost unchanged from the 2013 period.

•                  Compensation and benefit expenses — Expenses were $12.8 million in the 2014 period, compared to $13.3 million in the 2013 period.

•                  Finance Agency and Office of Finance expenses — Expenses related to the share of expenses allocated to the FHLBNY for the Finance Agency and the Office of Finance were $3.2 million in the 2014 period, up from $2.6 million in the 2013 period.

Affordable Housing Program (“AHP”) assessments — AHP set aside from Net income was $8.6 million in the 2014 second quarter, compared to $9.4 million in the prior year period.

Dividends paid — Cash dividends of $0.96 per share of capital stock (annualized $3.90) were paid to stockholders in the current year quarter, compared to $0.99 per share of capital stock (annualized $4.00) in the prior year period.

Financial Condition — June 30, 2014 compared to December 31, 2013

Total assets at June 30, 2014 declined by $0.5 billion, or 0.4% from December 31, 2013.  The decline was driven largely due to lower cash balances at the Federal Reserve Bank of New York, which declined by $8.1 billion.  Advances balances increased by $6.1 billion, or 6.7%.

Aside from advances, our primary earning assets were GSE-issued mortgage-backed securities, and mortgage loans in the MPF program.  We also hold small portfolios of private-label MBS, and bonds issued by state and local government housing agencies.  For liquidity purposes, we maintained investments in Federal funds sold, overnight collateralized investments, and cash at the Federal Reserve Bank of New York.

•                  Advances — Par amounts of advances were $94.9 billion at June 30, 2014, up $6.2 billion, or 7.0%, compared to the balance at December 31, 2013. Increase in amounts borrowed at June 30, 2014, relative to December 31, 2013 have been driven primarily by growth in demand for short-term Advances and variable-rate LIBOR indexed Advances.  The larger members continued to be the primary drivers of demand for Advances.

•                  Long-term investment securities — Long-term investment securities are designated as available-for-sale or held-to-maturity.  At June 30, 2014, GSE issued mortgage-backed securities totaling $1.4 billion were available-for-sale and represented 100% of the MBS securities classified as AFS.  In the held-to-maturity portfolio (HTM), GSE issued mortgage-backed securities were $11.5 billion, representing 96.9% of the MBS securities in the HTM portfolio.  Private-label issued mortgage-backed securities (MBS) totaled $0.3 billion, or 3.1% of remaining MBS securities in the HTM portfolio.

•                  Other than temporary impairment (OTTI) — Cash flow testing and evaluation of our investment securities did not identify any OTTI in the two quarters in 2014 or in any periods in 2013.

•                  Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Growth has not been strong as member loan origination has continued to be weak.   Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Historical loss experience has been very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Capital ratios and Leverage — Our capital remains strong.  At June 30, 2014, actual risk-based capital was $6.9 billion, compared to required risk-based capital of $0.6 billion.  To support $127.8 billion of total assets at June 30, 2014, the required minimum regulatory capital was $5.1 billion, or 4.0% of assets.  Our actual regulatory capital was $6.9 billion, exceeding required capital by $1.8 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  At June 30, 2014, balance sheet leverage was 19.0 times shareholders’ equity, compared to 19.8 times at December 31, 2013; the decrease was primarily due to lower cash balances at the Federal Reserve Bank of New York.

Liquidity and Debt — At June 30, 2014, liquid assets included $7.2 billion in cash, primarily at the Federal Reserve Bank of New York, $7.5 billion in overnight Federal funds sold and overnight collateralized loans, and $1.4 billion in high credit quality GSE securities that were readily marketable and available-for-sale.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

Retained Earnings — Unrestricted Retained earnings were $845.1 million at June 30, 2014, compared to $841.4 million at December 31, 2013.  Restricted retained earnings have grown to $187.6 million at June 30, 2014, up from $157.1 million at December 31, 2013.  AOCI losses, a component of shareholders’ equity, were $111.8 million at June 30, 2014, compared to $84.3 million at December 31, 2013.  The losses in AOCI are unrealized, and comprised primarily the fair values of interest rate swaps (designated as cash flow hedges) and non-credit losses due to OTTI.

Liquidity and Debt — Net cash generated from operating activities was in excess of Net income in the 2014 second quarter and the 2013 period.  Our liquidity position remained in compliance with all regulatory requirements, and we do not foresee any changes to that position.  We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.  The primary source of our funds is the issuance of Consolidated obligation bonds and discount notes to the public.  Our GSE status enables the FHLBanks to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.

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

Earnings — Outlook is for lower earnings in 2014 relative to 2013, as we believe short term interest rates will remain low and interest margin will continue to be under pressure.  Investment yields are likely to remain subdued, especially if the mortgage productions remain tight, putting price pressure on new issuances of mortgage-backed securities and MPF loans.  We do not anticipate the FRB’s phasing out of purchases of Agency MBS to improve yields in 2014, unless loan production increases.

We do not expect short-term rates, including LIBOR, to rise significantly, and if the low LIBOR continues, it will continue to create downward pressure on our interest income and interest margins.

Advances — The pace of balance sheet growth experienced in the prior year was driven by borrowing activities of a few members although the membership on whole has been increasing borrowings.   We may experience prepayments due to a pending merger between two member banks.   Also, significant amounts of advances are maturing in the remainder of the year and members’ retail deposits remain elevated making forecasting more difficult.   Given the uncertainties, we expect our advance business to remain more-or-less flat for the remainder of 2014.   For more information, see Note 19. Segment Information and Concentration in this Form 10-Q and also, see Item 1A. Risk Factors in the most recent Form 10-K filed on March 24, 2014 for a discussion on concentration risk.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2014	2014	2013	2013	2013

Investments (a)	$21,518	$24,096	$20,084	$18,569	$24,275
Advances	96,848	87,677	90,765	89,121	84,702
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	1,958	1,931	1,928	1,933	1,928
Total assets	127,832	119,483	128,333	121,386	117,073
Deposits and borrowings	1,690	1,730	1,929	1,591	1,696
Consolidated obligations, net
Bonds	75,395	74,993	73,275	70,361	64,538
Discount notes	43,225	35,650	45,871	42,262	43,887
Total consolidated obligations	118,620	110,643	119,146	112,623	108,425
Mandatorily redeemable capital stock	23	24	24	24	25
AHP liability	120	124	123	120	122
Capital
Capital stock	5,822	5,439	5,571	5,483	5,279
Retained earnings
Unrestricted	845	837	842	824	822
Restricted	188	172	157	139	127
Total retained earnings	1,033	1,009	999	963	949
Accumulated other comprehensive loss	(112)	(95)	(84)	(121)	(120)
Total capital	6,743	6,353	6,486	6,325	6,108
Equity to asset ratio (c)(j)	5.27%	5.32%	5.05%	5.21%	5.22%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (See note below; dollars in millions)	2014	2014	2013	2013	2013	2014	2013

Investments (a)	$28,035	$29,750	$29,415	$28,146	$26,589	$28,888	$26,621
Advances	89,544	89,117	88,560	85,552	73,789	89,332	73,322
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,944	1,931	1,932	1,938	1,913	1,937	1,889
Total assets	121,284	123,240	122,586	118,559	105,222	122,257	104,857
Interest-bearing deposits and other borrowings	1,762	1,514	1,671	1,534	1,680	1,639	1,765
Consolidated obligations, net
Bonds	75,659	74,260	70,487	66,275	61,067	74,964	62,576
Discount notes	35,228	38,732	41,510	42,058	33,867	36,970	31,879
Total consolidated obligations	110,887	112,992	111,997	108,333	94,934	111,934	94,455
Mandatorily redeemable capital stock	24	24	24	25	26	24	24
AHP liability	120	121	120	121	125	120	128
Capital
Capital stock	5,492	5,494	5,455	5,324	4,754	5,493	4,713
Retained earnings
Unrestricted	830	830	823	821	794	830	794
Restricted	177	162	145	133	115	170	108
Total retained earnings	1,007	992	968	954	909	1,000	902
Accumulated other comprehensive loss	(106)	(101)	(122)	(112)	(175)	(104)	(181)
Total capital	6,393	6,385	6,301	6,166	5,488	6,389	5,434

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Six months ended
(except earnings and dividends per	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
share, and headcount)	2014	2014	2013	2013	2013	2014	2013
Net income	$77	$75	$89	$61	$85	$152	$155
Net interest income (d)	106	108	117	106	95	214	198
Dividends paid in cash (e)	53	65	54	47	46	118	99
AHP expense	9	8	10	7	9	17	17
Return on average equity (f)(g)(j)	4.83%	4.79%	5.59%	3.95%	6.18%	4.81%	5.73%
Return on average assets (g)(j)	0.25%	0.25%	0.29%	0.21%	0.32%	0.25%	0.30%
Other non-interest income (loss)	2	1	7	(15)	22	3	21
Operating expenses (h)	20	21	22	20	20	41	41
Finance Agency and Office of Finance expenses	3	4	4	3	3	7	6
Total other expenses	23	25	26	23	23	48	47
Operating expenses ratio (g)(i)(j)	0.06%	0.07%	0.07%	0.07%	0.08%	0.07%	0.08%
Earnings per share	$1.40	$1.37	$1.63	$1.15	$1.78	$2.77	$3.28
Dividends per share	$0.96	$1.20	$1.01	$0.99	$0.99	$2.16	$2.12
Headcount (Full/part time)	269	263	258	266	271	269	271

(a)            Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, Federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)            Allowances for credit losses were $5.4 million, $5.9 million, $5.7 million, $6.3 million and $6.4 million at the periods ended June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and six months ended June 30, 2014 and 2013.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 in the audited financial statements included in our most recent Form 10-K filed on March 24, 2014.

Net Income

Interest income from advances is the principal source of revenue.  Other sources of revenue are interest income from investment securities, mortgage loans in the MPF portfolio, and short-term funds invested in Federal funds sold and securities purchased under agreements to resell.  The primary expense is interest paid on consolidated obligations debt.  Other expenses are Compensation and benefits, Operating expenses, and Assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 1.1:                                       Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Total interest income	$201,276	$184,306	$404,507	$380,677
Total interest expense	95,121	89,110	190,232	182,457
Net interest income before provision for credit losses	106,155	95,196	214,275	198,220
(Reversal)/Provision for credit losses on mortgage loans	(308)	242	27	205
Net interest income after provision for credit losses	106,463	94,954	214,248	198,015
Total other income (loss)	1,865	21,721	2,842	21,207
Total other expenses	22,842	22,738	47,840	47,520
Income before assessments	85,486	93,937	169,250	171,702
Total assessments	8,571	9,416	16,976	17,218
Net income	$76,915	$84,521	$152,274	$154,484

2014 second quarter compared to 2013 second quarter

Net Income - The 2014 second quarter Net income was $76.9 million, and decreased by $7.6 million, or 9.0%, compared to the 2013 period.  Net interest income, which is the principal source of Net Income was $106.2 million, higher by 11.5%, or $11.0 million, compared to the same period in 2013.  The increase in Net interest income was driven by higher average earning assets, which grew to $120.8 billion in the 2014 second quarter, up from $104.4 billion in the 2013 period.  Operating expenses were flat, and Compensation and benefits were almost unchanged or a little lower in the current year period.  The favorable changes were offset by a decline in Other income (Loss), which reported a gain of $1.9 million in the 2014 second quarter, compared to a gain of $21.7 million in the 2013 period. The primary drivers of the change in Other income (Loss) were lower gains on instruments held at fair value in the current year period, and a net unrealized loss on derivatives and hedging activities.

Net interest income — The growth of Net interest income in the 2014 second quarter compared to the same period in 2013 has largely been driven by the increase in volume of advances and higher investment balances.  Net interest spread was lower in the current year quarter.  Net interest spread, which is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities, was 33 basis points in the 2014 period, down slightly from 34 basis points in the 2013 period.  Net interest margin, which is Net interest income divided by average earning assets and a measure of margin efficiency, was 35 basis points in the 2014 period, down slightly from 37 basis points in the 2013 period.

Aggregate yield on interest earning assets was 67 basis points in the 2014 period, down 4 basis points from the 2013 period.  The mix of advances has changed quarter-over-quarter towards a higher concentration of adjustable rate advances and short-term advances that re-priced to lower yields in the declining rate environment.  Floating-rate MBS have also re-priced to lower yields.

Aggregate yield paid on interest bearing liabilities, specifically consolidated obligation debt was 34 basis points in the 2014 period, down by 3 basis points from the 2013 period.  The low LIBOR (the average 3-month LIBOR was 23 basis points in the 2014 second quarter and 28 basis points in the same period in 2013) continued to negatively impact the potential to reduce funding costs on debt that is synthetically swapped to the 3-month LIBOR by the use of interest rate swaps.  The debt funding mix has changed somewhat, with less reliance on discount notes to fund the balance sheet in the 2014 second quarter compared to the same period in 2013, and the shift to bonds has also driven up aggregate funding costs.  In the 2014 second quarter, the average par of discount notes was $35.2 billion, or 31.9% of aggregate average total par amounts of consolidated obligations bonds and discounts notes, compared to $33.9 billion, or 36.0% in the same period in 2013.

Other income (loss) 2014 second quarter compared to 2013 second quarter — Primary line items are summarized below:

•                  Instruments held at fair value — Fair value changes of consolidated obligation debt and Advances elected under the FVO resulted in net fair value gains of $1.7 million in the 2014 period, compared to $7.2 million in the 2013 period.  For more information, see Table 1.11 and accompanying discussions.  Also, refer to Fair Value Option Disclosures in Note 16.  Fair Values of Financial Instruments.

•                  Derivative and hedging gains and losses — Derivatives and hedging activities resulted in a net fair value loss of $1.7 million in the 2014 period, compared to a gain of $12.9 million in the 2013 period.  For more information, see Table 1.13 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions.  Also see Components of net gains/(losses) on Derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

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

Other Expenses — 2014 second quarter compared to 2013 second quarter

•                  Operating expenses — Operating expenses, which included occupancy costs, computer service agreements, professional and legal fees, and depreciation and amortization, were $6.8 million in the 2014 period, almost unchanged from the 2013 period.  For more information, see Table 1.15 in this MD&A.

•                  Compensation and benefit expenses — Expenses were $12.8 million in the 2014 period, compared to $13.3 million in the 2013 period.  We are continuing to benefit from MAP-21, the pension relief measure under a bill enacted by Congress in 2012, which reduced our defined benefit pension cost.  The relief will be phased out starting July 2014 and we expect to fund $7.8 million in the pension plan fiscal period July 1, 2014 to June 30, 2015.  For more information, see Table 1.15 in this MD&A.

•                  Finance Agency and Office of Finance expenses — Expenses related to the share of expenses allocated to the FHLBNY by the Finance Agency and the Office of Finance were $3.2 million in the 2014 period, up from $2.6 million in the 2013 period.

Affordable Housing Program (“AHP”) assessments — 2014 second quarter compared to 2013 second quarter

AHP set aside from income totaled $8.6 million in the 2014 period, compared to $9.4 million in the 2013 period.  Assessments are calculated as a percentage of Net income, and the decrease was in parallel with the decrease in Net income.  For more information about AHP assessments, see Affordable Housing Program and Other Mission Related Programs in Item 1. Business in the most recent Form 10-K filed on March 24, 2014, and Table 2.1 in this MD&A.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Net Income — Net income for the six months ended June 30, 2014 was $152.3 million, and decreased by $2.2 million, or 1.4%, compared to the 2013 period.

The primary drivers were decline in realized and unrealized gains from derivatives and hedging activities, and lower gains on instruments held at fair value under the FVO.  Period-over-period, Net interest income was higher driven by higher advance balances in the current year period.  Operating expenses were flat, and Compensation and benefits were a little lower in the current year period.  Cash flow evaluation of expected credit OTTI identified no credit impairment in the six months ended June 30, 2014 and 2013.

Net interest income — Net interest income (before provisions for credit losses) for the six months ended June 30, 2014 was $214.3 million, and increased by $16.1 million, or 8.1%, compared to the 2013 period.  The increase was driven primarily by higher advance balances, and average earning assets grew to $121.5 billion in the six months ended June 30, 2014, up from $104.0 billion in the 2013 period.

Key metrics are summarized below:

•                  Net interest spread, which is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities, was 33 basis points in the 2014 period, down from 36 basis points in the 2013 period. Net interest margin, which is Net interest income divided by average earning assets was 36 basis points in the 2014 period, down 2 basis points from the 2013 period.

•                 Aggregate yield on interest earning assets was 67 basis points in the 2014 period, down 7 basis points from the 2013 period.  Aggregate yield paid on interest bearing liabilities, specifically consolidated obligation debt was 34 basis points in the 2014 period, down by 4 basis points from the 2013 period.

Other income (loss) six months ended June 30, 2014 compared to six months ended June 30, 2013 — Primary line items are summarized below:

•                  Instruments held at fair value — Fair value changes of consolidated obligation debt and Advances elected under the FVO resulted in net fair value gains of $2.5 million in the 2014 period, compared to $10.9 million in the 2013 period.

•                  Derivative and hedging gains and losses — Derivatives and hedging activities resulted in a net fair value loss of $3.8 million in the 2014 period, compared to a gain of $14.3 million in the 2013 period.

•                  Debt buy-back charges — Expenses charged to earnings were $0.4 million in the 2014 period, compared to $8.9 million in the 2013 period.

Analysis of Allowance for Credit Losses

•                  Mortgage loans held-for-portfolio — Allowances and charge-offs in the six months ended June 30, 2014 and the same period in 2013 were not significant.

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

The principal categories of Interest Income in the 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013 are summarized below (dollars in thousands):

Table 1.2:                                       Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change
Interest Income
Advances (a)	$113,366	$100,780	12.49%	$227,217	$210,773	7.80%
Interest-bearing deposits (b)	279	588	(52.55)	510	1,399	(63.55)
Securities purchased under agreements to resell	85	—	NM	148	—	NM
Federal funds sold (c)	2,396	3,131	(23.47)	4,392	7,396	(40.62)
Available-for-sale securities (d)	2,710	4,358	(37.82)	5,712	9,111	(37.31)
Held-to-maturity securities (d)	64,885	58,433	11.04	131,508	118,174	11.28
Mortgage loans held-for-portfolio (e)	17,554	17,012	3.19	35,017	33,806	3.58
Loans to other FHLBanks	1	4	(75.00)	3	18	(83.33)

Total interest income	$201,276	$184,306	9.21%	$404,507	$380,677	6.26%

(a)         Interest income from advances — Interest income grew by $12.6 million in the 2014 second quarter and by $16.4 million in the six months ended June 30, 2014, compared to the same periods in 2013.  Transaction volumes, as measured by average outstanding advances, grew to $89.5 billion and $89.3 billion in the three and six months ended June 30, 2014, up from $73.8 billion and $73.3 billion in the same period in 2013, and was the primary driver.  The favorable volume growth contributed to higher interest income, partly offset by lower yields.  Net yield (after the impact of qualifying hedges) was 51 basis points in the 2014 second quarter, compared to 55 basis points in the 2013 period.  In the six months ended June 30, 2014, net yield was 51 basis points, compared to 58 basis points in the 2013 period.

The continued decline of the 3-month LIBOR (the average 3-month LIBOR was 23 basis points in the six months ended June 30, 2014, compared to 28 basis points in the 2013 period) has impacted yields in two principal ways. First, almost all putable advances and long- and intermediate-term fixed-rate advances are swapped to receive LIBOR indexed cash flows, so that for such advances the yields have floated to lower levels with the decline in LIBOR.  Second, the Advance mix has changed in the 2014 period to include a greater volume of short-term advances and LIBOR-indexed adjustable rate advances (ARC advances).  Short-term fixed-rate advances, which re-price at frequent intervals, grew to $11.5 billion at June 30, 2014, compared to $9.5 billion at June 30, 2013.  In a declining interest rate environment, fixed rate coupons have re-priced to lower rates, also adversely impacting interest income.  ARC balances increased to $30.1 billion at June 30, 2014, compared to $22.7 billion at June 30, 2013.  The weighted average coupon of ARC advances was about 44 basis points in the 2014 periods a little higher than 41 basis points in the same period in 2013.  The favorable change was driven by new ARCs issued at wider spreads to LIBOR relative to maturing ARCs, and offset the unfavorable change due to declining LIBOR.

(b)         Interest income from interest bearing deposits — Represents interest income from cash collateral and margins posted to derivative counterparties.  Interest income was lower in the 2014 periods.  The overnight federal funds effective rate, which is the contractual coupon on cash collateral, declined in the 2014 periods in line with the general decline in overnight rates.  Average balances also declined in the 2014 periods.

(c)          Interest income from investments in overnight Federal funds — Interest income was lower in the 2014 periods, despite higher average balances invested in Federal funds sold.  The favorable volume impact was offset by a decline in yields in the 2014 period.

(d)         Interest income from investments in HTM and AFS — Interest income from investments grew due to higher balances at June 30, 2014, compared to June 30, 2013.  Investment income from mortgage-backed securities was the primary driver.  Par balances of MBS were $13.2 billion at June 30, 2014, compared to $12.2 billion at June 30, 2013 and $13.4 billion at December 31, 2013.

Yields still remain low.  Higher yielding fixed rate MBS have continued to pay-down.  Acquisitions of new fixed-rate MBS yielded lower coupons than vintage MBS that were paying down.  Pricing of GSE-issued MBS has been tight and yields low, partly due to limited supply, and partly as a result of the Federal Reserve Bank’s continued participation in the market for acquiring GSE-issued MBS.  The weighted average coupon of fixed-rate MBS was 306 basis points in the 2014 second quarter and 312 basis points in the six months period ended June 30, 2014.  The comparable coupons in the 2013 periods were 334 basis points and 350 basis points.

The declining LIBOR has also impacted yields from the floating-rate MBS portfolio, which accounts for about 45% of the MBS on a par basis at June 30, 2014 and December 31, 2013.  The weighted average coupon of LIBOR-indexed MBS was 73 basis points in the 2014 second quarter and 75 basis points in the six months period ended June 30, 2014, compared to 84 basis points in the three and six months ended June 30, 2013.

(e)          Interest income from mortgage loans — Interest income from MPF grew due to improved pricing and a slightly higher volume.  Par balances of MPF loans at June 30, 2014 were $1.9 billion, up by $30.5 million compared to June 30, 2013.

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

Interest income earned from advances and the impact of interest rate derivatives for the 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013, are summarized below (in thousands):

Table 1.3:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Advance Interest Income
Advance interest income before adjustment
for interest rate swaps	$363,558	$358,806	$729,832	$740,093
Net interest adjustment from interest rate swaps (a)	(250,192)	(258,026)	(502,615)	(529,320)
Total Advance interest income reported	$113,366	$100,780	$227,217	$210,773

(a)         A fair value hedge of a fixed-rate advance is accomplished by the execution of an interest rate swap with a pay fixed-rate leg and a receive LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of cash flows from the swap and the advance results in a synthetic conversion of the fixed-rate advance to a LIBOR indexed variable interest income.  Lower amounts of net interest have been paid to swap counterparties in the derivative hedging transactions.  As vintage high-coupon advances were prepaid or matured, they were replaced by lower coupon advances in the declining interest rate environment. Additionally, the advances that were issued were medium or shorter-term and the spread between the fixed-rate coupon and the 3-month LIBOR narrowed.  If the new fixed-rate advance was hedged, the differential between the fixed coupon and LIBOR was also narrower.  The narrowing of that differential has driven down the net payments to swap counterparties.  In the prior year periods, relatively higher fixed rate advances had been hedged to the 3-month LIBOR, and for those hedges the differential between the fixed rate paid to swap counterparties and the 3-month LIBOR received was wider.

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

The principal categories of Interest expense, 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013, are summarized below (dollars in thousands):

Table 1.4:                                       Interest Expenses - Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change
Interest Expense
Consolidated obligations-bonds (a)	$78,086	$71,729	(8.86)%	$155,408	$147,572	(5.31)%
Consolidated obligations-discount notes (a)	16,658	17,001	2.02	34,021	34,088	0.20
Deposits (b)	144	149	3.36	287	311	7.72
Mandatorily redeemable capital stock (b)	223	229	2.62	505	482	(4.77)
Cash collateral held and other borrowings	10	2	NM	11	4	NM

Total interest expense	$95,121	$89,110	(6.75)%	$190,232	$182,457	(4.26)%

(a)         Interest expense on consolidated obligation bonds and discount notes in aggregate increased by $6.0 million in the 2014 second quarter and by $7.8 million in the six months ended June 30, 2014, compared to the same periods in 2013.  As the average balance sheet assets grew in the 2014 periods, debt funding grew in parallel, and interest expense on consolidated obligation debt increased due to increase in volume as measured by average outstanding funding balances.  Consolidated obligation bond funding costs as measured by spreads to LIBOR have been very tight in the 2014 periods compared to the bonds that had been issued in prior years at advantageous spreads to LIBOR and were still outstanding in the 2013 periods.  As the debt matured, they were replaced by debt that was priced at very tight spreads, driving up the cost of funding.

The continued decline of the 3-month LIBOR (the average 3-month LIBOR was 23 basis points in the six months ended June 30, 2014, compared to 28 basis points in the 2013 period) has had a negative impact on debt that is swapped to sub-LIBOR levels.  When the 3-month LIBOR declines to very low levels, there is very little room for the spread to remain at a level that is consistent with the higher credit rating ascribed to the FHLBank debt.  If the debt was in a qualifying hedge relationship, interest expense on debt was reported after netting net interest accruals on the swap associated with the debt.  In a fair value hedge relationship, the accruals in the 2014 and 2013 periods were favorable adjustments to cost of the debt as the swaps reduced the effective debt expense to a sub-LIBOR level, which was lower than the fixed-rate coupons of the debt.

Consolidated obligation bond and discount note yields have declined in parallel with the lower interest rate environment in the 2014 periods.  Weighted average yields paid on all bonds, swapped and un-swapped, was 41 - 42 basis points in the 2014 second quarter and six months ended June 30, 2014, compared to 47 - 48 basis points in the same periods in 2013.

The funding mix between utilization of consolidated obligation bonds and discount notes changed somewhat in the second quarter of 2014.  In the second quarter, the utilization of consolidated obligation discount notes to fund earning assets was lower, 31.9% compared to 36.0% in the 2013 period as measured by average par balances, and the change in mix was another factor contributing to the increase in interest expense on bonds.

As a result of lower usage of discount notes and the general decline in interest rates, interest expenses on discount notes has declined.  For certain discount notes, cash flow hedge strategies have been executed to synthetically convert the variability of cash flows of $1.3 billion of discount notes to long-term fixed rate cash flows, in order to fund long-term investments in MBS at a predictable margin.  The yield on discount notes on an un-swapped basis was 9 basis points in the six months period ended June 30, 2014, compared to 12 basis points in the 2013 period.  On a swapped basis, discount note funding cost was 19 basis points in the 2014 period, compared to 22 basis points in the 2013 period.  In a cash flow hedge relationship, the accruals are typically unfavorable adjustments to the cost of the discount notes, increasing the reported discount note expense to a long-term fixed-rate.

(b)         Average deposit remained flat in the 2014 periods compared to the 2013 periods.  Yields have also remained substantially unchanged.  Holders of mandatorily redeemable capital stock are paid dividend at the same rate as all stockholders.  The dividend payments are classified as interest payments in conformity with accounting rules.

Impact of hedging debt

Derivative strategies are primarily used to manage the interest rate risk inherent in fixed-rate debt, by converting the fixed-rate funding to floating-rate debt that is indexed to 3-month LIBOR, our preferred funding base.  The strategies are designed to protect future interest margins.  A substantial percentage of non-callable fixed-rate debt is swapped to plain vanilla 3-month LIBOR indexed cash flows.  We also issue fixed-rate callable debt that is typically issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.  The cash flow objectives are accomplished by utilizing fair value hedging strategies, benefitting us in two principal ways.  First, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps convert the debt to an adjustable-rate instrument tied to the 3-month LIBOR.  Second, fixed-rate callable bonds, in conjunction with interest rate swaps containing a call feature that mirrors the option embedded in the callable bond, enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.

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

Interest income paid on consolidated obligation bonds and discounts notes and the impact of interest rate derivatives for the 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013, are summarized below  (in thousands):

Table 1.5:                                       Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$142,388	$157,071	$278,318	$320,816
Discount notes-Interest expense before adjustment for swaps	7,886	9,504	16,601	19,239
Amortization of basis adjustments	81	85	235	205
Net interest adjustment for interest rate swaps (a)	(55,611)	(77,930)	(105,725)	(158,600)
Total Consolidated bonds and discount notes-interest expense reported	$94,744	$88,730	$189,429	$181,660

(a)         A fair value hedge of debt is accomplished by the execution of an interest rate swap with a receive fixed-rate leg and a pay LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the debt results in a synthetic conversion of the fixed rate funding cost to LIBOR indexed variable expense.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have been positive, reducing the cost of funding to a LIBOR basis.  Lower amounts of net interest have been received by the FHLBNY in the derivative hedging transactions.  As vintage high-coupon consolidated obligation bonds  were extinguished or matured, they were replaced by lower coupon debt in the declining interest rate environment.  Additionally, the bonds  that were issued were medium or shorter-term and the spread between the fixed-rate coupon and the 3-month LIBOR narrowed.  If the new fixed-rate debt was hedged, the differential between the fixed coupon and LIBOR was also narrower.  The narrowing of that differential has driven down the net cash flows received from swap counterparties.  In the prior year periods, relatively higher fixed rate debt had been hedged to the 3-month LIBOR, and for those hedges the differential between the fixed rate received from the swap counterparties and the 3-month LIBOR received was wider.

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

Net interest income for the 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013, are summarized below (dollars in thousands):

Table 1.6:                                       Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change
Total interest income (a)	$201,276	$184,306	9.21%	$404,507	$380,677	6.26%
Total interest expense (a)	95,121	89,110	(6.75)	190,232	182,457	(4.26)
Net interest income before provision for credit losses	$106,155	$95,196	11.51%	$214,275	$198,220	8.10%

(a)         Total Interest Income and Total Interest Expense — See Table 1.2 and 1.4 together with accompany discussions.

Impact of lower interest income from investing member capital — In the very low interest rate environment, our earnings from interest free capital and non-interest bearing liabilities have not been significant contributors.  We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members, and non-interest earning liabilities.  In the 2014 second quarter and the six months ended June 30, 2014, average capital was $6.4 billion and increased by $0.9 billion compared to the same periods in 2013, primarily due to the increase in Advance balances.  Opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the low prevailing overnight rates at financial institutions.  Also, see Table 5.12 Cash balances at the Federal Reserve Bank of New York.

Impact of qualifying hedges on Net interest income — We deploy hedging strategies to protect future net interest income, but may reduce income in the short-term.  Net interest accruals of derivatives designated in a fair value or cash flow hedge that qualify under hedge accounting rules are recorded as adjustments to the interest income or interest expense associated with hedged assets or liabilities.  Also see Tables 1.3 and 1.5 and accompanying discussions.

The impact of net interest adjustments from hedge qualifying interest-rate swaps for the 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013 are summarized below (in thousands):

Table 1.7:                                       Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Interest Income	$451,468	$442,332	$907,122	$909,997
Net interest adjustment from interest rate swaps	(250,192)	(258,026)	(502,615)	(529,320)
Reported interest income	201,276	184,306	404,507	380,677

Interest Expense	150,651	166,955	295,722	340,852
Net interest adjustment from interest rate swaps and basis amortization	(55,530)	(77,845)	(105,490)	(158,395)
Reported interest expense	95,121	89,110	190,232	182,457

Net interest income (Margin)	$106,155	$95,196	$214,275	$198,220

Net interest adjustment - interest rate swaps	$(194,662)	$(180,181)	$(397,125)	$(370,925)

GAAP compared to Economic

Although we believe these non-GAAP financial measures used by management may enhance investor and members’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis for the 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013 (dollars in thousands):

Table 1.8:                                       GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended June 30,			Three months ended June 30,
	2014			2013
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$106,155	0.35%	0.33%	$95,196	0.37%	0.34%
Interest income (expense) Swaps not designated in a hedging relationship	3,108	0.01	0.01	6,038	0.02	0.02

Economic net interest income	$109,263	0.36%	0.34%	$101,234	0.39%	0.36%

	Six months ended June 30,			Six months ended June 30,
	2014			2013
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$214,275	0.36%	0.33%	$198,220	0.38%	0.36%
Interest income (expense) Swaps not designated in a hedging relationship	6,778	0.01	0.01	15,653	0.03	0.03

Economic net interest income	$221,053	0.37%	0.34%	$213,873	0.41%	0.39%

(a)         Interest income or expense associated with interest rate swaps in economic hedges is recorded as a component of derivative gains and losses.  From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that converts fixed-rate exposures to LIBOR exposures.  The table above provides useful information to track the impact on our economic net interest margin.  For the most part, economic hedges outstanding at June 30, 2014 and December 31, 2013 were associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged debt elected under the FVO (generally in a pay 3-month LIBOR, receive fixed-rate interest rate swap transaction).  The net interest income from swaps in economic hedges of fixed-rate FVO debt declined in a lower rate environment in the 2014 periods, and was the primary factor driving the decrease in interest adjustments period-over-period.

Spread and Yield Analysis

Table 1.9:                                       Spread and Yield Analysis

	Three months ended June 30,
	2014			2013
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$89,544,323	$113,366	0.51%	$73,789,157	$100,780	0.55%
Interest bearing deposits and others	1,341,723	279	0.08	2,091,540	588	0.11
Federal funds sold and other overnight funds	14,128,286	2,481	0.07	13,459,484	3,131	0.09
Investments	13,850,353	67,595	1.96	13,089,204	62,791	1.92
Mortgage and other loans	1,952,503	17,555	3.61	1,931,741	17,016	3.53

Total interest-earning assets	$120,817,188	$201,276	0.67%	$104,361,126	$184,306	0.71%

Funded By:
Consolidated obligations-bonds	$75,658,768	$78,086	0.41%	$61,067,279	$71,729	0.47%
Consolidated obligations-discount notes	35,227,758	16,658	0.19	33,866,699	17,001	0.20
Interest-bearing deposits and other borrowings	1,759,896	154	0.04	1,680,752	151	0.04
Mandatorily redeemable capital stock	23,573	223	3.80	25,758	229	3.56

Total interest-bearing liabilities	112,669,995	95,121	0.34%	96,640,488	89,110	0.37%

Other non-interest-bearing funds	1,736,534	—		2,171,510	—
Capital	6,410,659	—		5,549,128	—

Total Funding	$120,817,188	$95,121		$104,361,126	$89,110

Net Interest Income/Spread		$106,155	0.33%		$95,196	0.34%

Net Interest Margin
(Net interest income/Earning Assets)			0.35%			0.37%

	Six months ended June 30,
	2014			2013
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$89,331,747	$227,217	0.51%	$73,322,128	$210,773	0.58%
Interest bearing deposits and others	1,392,134	510	0.07	2,198,526	1,399	0.13
Federal funds sold and other overnight funds	14,944,337	4,540	0.06	13,400,983	7,396	0.11
Investments	13,900,394	137,220	1.99	13,163,342	127,285	1.95
Mortgage and other loans	1,949,181	35,020	3.62	1,923,382	33,824	3.55

Total interest-earning assets	$121,517,793	$404,507	0.67%	$104,008,361	$380,677	0.74%

Funded By:
Consolidated obligations-bonds	$74,963,425	$155,408	0.42%	$62,575,911	$147,572	0.48%
Consolidated obligations-discount notes	36,970,123	34,021	0.19	31,878,900	34,088	0.22
Interest-bearing deposits and other borrowings	1,637,462	298	0.04	1,766,713	315	0.04
Mandatorily redeemable capital stock	23,765	505	4.29	24,150	482	4.03

Total interest-bearing liabilities	113,594,775	190,232	0.34%	96,245,674	182,457	0.38%

Other non-interest-bearing funds	1,498,634	—		2,266,907	—
Capital	6,424,384	—		5,495,780	—

Total Funding	$121,517,793	$190,232		$104,008,361	$182,457

Net Interest Income/Spread		$214,275	0.33%		$198,220	0.36%

Net Interest Margin
(Net interest income/Earning Assets)			0.36%			0.38%

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

Rate and Volume Analysis

The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense for the 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013 (in thousands):

Table 1.10:                                Rate and Volume Analysis

	For the three months ended
	June 30, 2014 vs. June 30, 2013
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$20,348	$(7,762)	$12,586
Interest bearing deposits and others	(180)	(129)	(309)
Federal funds sold and other overnight funds	149	(799)	(650)
Investments	3,701	1,103	4,804
Mortgage loans and other loans	183	356	539

Total interest income	24,201	(7,231)	16,970

Interest Expense
Consolidated obligations-bonds	15,760	(9,403)	6,357
Consolidated obligations-discount notes	668	(1,011)	(343)
Deposits and borrowings	6	(3)	3
Mandatorily redeemable capital stock	(21)	15	(6)

Total interest expense	16,413	(10,402)	6,011

Changes in Net Interest Income	$7,788	$3,171	$10,959

	For the six months ended
	June 30, 2014 vs. June 30, 2013
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$42,552	$(26,108)	$16,444
Interest bearing deposits and others	(413)	(476)	(889)
Federal funds sold and other overnight funds	773	(3,629)	(2,856)
Investments	7,236	2,699	9,935
Mortgage loans and other loans	457	739	1,196

Total interest income	50,605	(26,775)	23,830

Interest Expense
Consolidated obligations-bonds	27,019	(19,183)	7,836
Consolidated obligations-discount notes	5,040	(5,107)	(67)
Deposits and borrowings	(24)	7	(17)
Mandatorily redeemable capital stock	(8)	31	23

Total interest expense	32,027	(24,252)	7,775

Changes in Net Interest Income	$18,578	$(2,523)	$16,055

Analysis of Non-Interest Income (Loss)

The principal components of non-interest income (loss), for the 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013, are summarized below (in thousands):

Table 1.11:                                Other Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Other income (loss):
Service fees and other (a)	$1,855	$2,584	$4,587	$4,939
Instruments held at fair value - Unrealized gains (b)	1,684	7,243	2,489	10,922
Net realized and unrealized (losses) gains on derivatives and hedging activities (c)	(1,674)	12,876	(3,796)	14,259
Losses from extinguishment of debt (d)	—	(982)	(438)	(8,913)
Total other income (loss)	$1,865	$21,721	$2,842	$21,207

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, including fees earned on standby financial letters of credit.  Increase in issuance of financial letters of credit in the 2014 second quarter generated increased revenues, and was offset by decline in revenues from disposal of OREO.

(b)         Instruments held at fair value under the Fair Value Option — In aggregate, changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net gains of $1.7 million and $2.5 million in the three and six months ended June 30, 2014, compared to $7.2 million and $10.9 million in the same periods in 2013.

FVO advances — In the 2014 second quarter, fair value changes resulted in a gain of $0.7 million, compared to a net loss of $0.4 million in the 2013 period.  In the six months ended June 30, the cumulative fair value changes was a gain of $2.6 million in the 2014 period, compared to loss of $0.3 million in the 2013 period.  Notional amounts of Advances elected under the FVO were $18.7 billion at June 30, 2014, compared to $19.2 billion at December 31, 2013, and 11.7 billion at June 30, 2013.  Typically, changes in the fair values of FVO Advances have not been significant as the adjustable rate advances re-price to market rates quarterly.  Any inter-period fluctuations are generally due to quarterly rate re-pricing that are not in parallel with the quarterly reporting periods.

FVO Bonds — In the 2014 second quarter, fair value changes of FVO bonds resulted in a gain of $0.3 million, compared to a net gain of $7.2 million in the same period in 2013.  In the six months ended June 30, the cumulative fair value changes was a loss of $0.6 million in the 2014 period, compared to a gain of $10.5 million in the 2013 period.  Larger gains recorded in the six month period in 2013 were due to FVO bonds maturing in the first quarter of 2013 and the reversal of previously recorded unrealized losses.  Changes in market pricing of the Consolidated bonds between the measurement dates were also a factor.  Notional amounts of bonds elected under the FVO were $18.1 billion at June 30, 2014, compared to $22.9 billion at December 31, 2013, and 19.3 billion at June 30, 2013.  FVO bonds were fixed-rate with original maturities of less than two years.  Inter-period fluctuations in changes in fair value are likely to occur when bonds mature in a period and previously recorded unrealized gains and losses reverse to zero.

FVO Discount notes — In the 2014 second quarter, fair value changes of FVO discount notes resulted in a net gain of $0.6 million, compared to a net gain of $0.4 million in the same period in 2013.  In the six months ended June 30, the cumulative fair value changes was a net gain of $0.5 million in the 2014 period, compared to a net gain of $0.8 million in the 2013 period.  Inter-period fluctuations in changes in fair value are also likely to occur when discount notes mature in a period and previously recorded unrealized gains and losses reverse to zero.  Notional amounts of discount notes elected under the FVO were $4.7 billion at June 30, 2014, compared to $4.3 billion at December 31, 2013, and $1.0 billion at June 30, 2013.

For more information, see FVO disclosures in Note 16. Fair Values of Financial Instruments.

(c)          Net realized and unrealized gains on derivatives and hedging activities — See Table 1.13 and accompanying discussions for more information.

(d)         Earnings Impact of Debt extinguishment. — See Table 1.12 for discussions and analysis.

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

The following tables summarize such activities for the 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013 (in thousands):

Table 1.12:                                Debt Extinguishment and Sale of Investment Securities

	Three months ended June 30,
	2014		2013
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds	$—	$—	$11,956	$(982)
Transfer of CO Bonds to Other FHLBanks	$—	$—	$—	$—

	Six months ended June 30,
	2014		2013
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)

Extinguishment of CO Bonds	$56,811	$(438)	$40,483	$(5,005)
Transfer of CO Bonds to Other FHLBanks	$—	$—	$25,035	$(3,908)

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

For the FHLBNY, such gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Generally, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For both categories, derivatives that are standalone, and derivatives and hedged items that qualify under hedge accounting rules, gains and losses are unrealized and sum to zero if held to maturity.

For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 9.1 - 9.3.

The impact of hedging activities on earnings for the 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013 are summarized below (in thousands):

Table 1.13:                                Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended June 30, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(250,192)	$(75)	$64,301	$(8,771)	$—	$—	$(194,737)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	213	—	797	—	—	—	1,010
Gains on cash flow hedges		—	51	—	—	—	51
Net gains on swaps in economic hedges of FVO instruments	—	—	2,081	62	—	—	2,143
Net (losses) gains on swaps and caps in other economic hedges	(1)	326	427	—	(5,647)	17	(4,878)

Net realized and unrealized gains (losses) on derivatives and hedging activities	212	326	3,356	62	(5,647)	17	(1,674)

Total earnings impact	$(249,980)	$251	$67,657	$(8,709)	$(5,647)	$17	$(196,411)

	Three months ended June 30, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(258,026)	$(160)	$85,343	$(7,498)	$—	$—	$(180,341)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	15,067	—	410	—	—	—	15,477
Gains on cash flow hedges	—	—	6	—	—	—	6
Net (losses) gains on swaps in economic hedges of FVO instruments	—	—	(2,981)	146	—	—	(2,835)
Net (losses) gains on swaps and caps in other economic hedges	(19)	(1,714)	(2,009)	—	3,970	—	228

Net realized and unrealized gains (losses) on derivatives and hedging activities	15,048	(1,714)	(4,574)	146	3,970	—	12,876

Total earnings impact	$(242,978)	$(1,874)	$80,769	$(7,352)	$3,970	$—	$(167,465)

	Six months ended June 30, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(502,615)	$(157)	$122,909	$(17,419)	$—	$—	$(397,282)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	846	—	2,111	—	—	—	2,957
Gains on cash flow hedges	—	—	51	—	—	—	51
Net gains on swaps in economic hedges of FVO instruments	—	—	5,989	601	—	—	6,590
Net (losses) gains on swaps and caps in other economic hedges	(10)	436	49	—	(13,886)	17	(13,394)

Net realized and unrealized gains (losses) on derivatives and hedging activities	836	436	8,200	601	(13,886)	17	(3,796)

Total earnings impact	$(501,779)	$279	$131,109	$(16,818)	$(13,886)	$17	$(401,078)

	Six months ended June 30, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income	$(529,320)	$(323)	$173,244	$(14,849)	$—	$—	$(371,248)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	14,404	—	778	—	—	—	15,182
(Losses) on cash flow hedges	—	—	(47)	—	—	—	(47)
Net (losses) gains on swaps in economic hedges of FVO instruments	—	—	(2,532)	262	—	—	(2,270)
Net gains (losses) on swaps and caps in other economic hedges	230	(1,909)	(1,866)	—	4,938	1	1,394

Net realized and unrealized gains (losses) on derivatives and hedging activities	14,634	(1,909)	(3,667)	262	4,938	1	14,259

Total earnings impact	$(514,686)	$(2,232)	$169,577	$(14,587)	$4,938	$1	$(356,989)

Derivatives and hedging activities reported a net loss of $1.7 million in the 2014 second quarter, compared to a net gain of $12.9 million in the 2013 period.  In the six month period ended June 30, the impact was a net loss of $3.8 million in the 2014 period, compared to a net gain of $14.3 million in the same period in 2013.  The rise and fall of the forward LIBOR curve, which determines forward cash flows, and changes in the OIS curve, which is the discounting basis, are the determining factors of recorded fair value gains and losses.  Other market factors include interest rate spreads and interest rate volatility.  The volume of derivatives and their duration to maturity are factors that are also key drivers of changes in fair values.  Net interest accruals on derivative instruments in economic hedges may also have a significant impact on reported impact of derivatives gains and losses.  Primary drivers are discussed below:

Interest rate swaps and caps designated as standalone derivatives — Fair value changes of derivatives designated in economic hedges (“standalone derivatives”) resulted in the recognition of net losses of $2.7 million and $2.6 million in the second quarter of 2014 and 2013.  In the six month period ended June 30, the impact was a net loss of $6.8 million in the 2014 period, compared to a net loss of $0.9 million in the same period in 2013.

•                  Interest rate swaps designated as economic hedges of short-term debt elected under the Fair Value Option — At June 30, 2014 and 2013, the notional of interest rate swaps hedging debt elected under the FVO debt were $22.7 billion and $20.3 billion, and $27.1 billion at December 31, 2013, and were designated as economic hedges.

In the 2014 second quarter, fair value changes of interest rate swaps hedging FVO debt resulted in a net gain of $2.1 million, compared to a net loss of $2.8 million in the 2013 period.  In the six month period ended June 30, the impact was a net gain of $6.6 million in the 2014 period, compared to a net loss of $2.3 million in the same period in 2013.  Such swaps were intermediate term, generally with maturities of less than two years, and as the swaps approached their maturity, gains and losses reversed so that at maturity the swap had a fair value of zero.

The relative short duration of the swaps causes inter-period fluctuations between fair value gains and losses.

•                  Impact of interest rate caps — Interest rate caps have been designated in economic hedges of variable rate mortgage-backed securities, which are indexed to LIBOR and capped at predetermined strike rates.  We face potential risks in a rising interest rate environment due to the capped variable rate MBS, including cash flow exposure should LIBOR rate rises above the strike rates of the capped MBS.  To reduce the potential risks to within the FHLBNY’s risk tolerances, we have designated $2.7 billion (notional amounts) of interest rate caps to accomplish our risk reduction strategies.  The caps are structured with strikes that mirror the strikes in the MBS, making us indifferent to changes in LIBOR.  The FHLBNY’s purchased caps will report fair value gains when the forward LIBOR rates rise, and will report fair value losses when forward LIBOR rates decline.  Caps lost value at June 30, 2014, relative to December 31, 2013, in parallel with the down-shift of the relevant forward LIBOR curve between the two dates, and a loss of $5.6 million was recorded in the second quarter of 2014, in contrast to a gain of $4.0 million in the same period in 2013.  In the six month period ended June 30, the impact was a loss of $13.9 million in the 2014 period, compared to a gain of $4.9 million in the same period in 2013.

•                  Interest rate swaps designated as economic hedges of floating rate debt — From time to time, we have issued floating rate debt that is indexed to the 1-month LIBOR, or the Federal funds rate or Prime.  Concurrent with the issuance of such debt, we have executed an interest rate swap (“basis swap”) that exchanges the 1-month LIBOR cash flows (or the Federal funds rate or Prime) in return for the receipt of 3-month LIBOR indexed cash flows.  The basis swaps create synthetic 3-month LIBOR cost of funding, our preferred funding base.  Since the hedge accounting designation requirements for a basis swap are operationally difficult to achieve, we have opted to designate the basis swaps as standalone.  The notional of basis swaps at June 30, 2014 and 2013 were $4.0 billion and $4.4 billion, and $6.5 billion at December 31, 2013.

Reported fair value gains and losses on standalone interest rate swaps comprise of fair value changes and interest accruals.  In the 2014 second quarter, fair value changes of interest rate swaps hedging floating rate debt resulted in a net gain of $0.1 million, compared to a net loss of $2.9 million in the 2013 period.  In the six month period ended June 30, 2014, the impact of fair value changes was a net loss of $0.3 million, compared to a net loss of $6.0 million in the same period in 2013.  In the 2014 periods, fair value changes have not been significant due to the very short remaining duration to maturity of the swaps, between 6 and 9 months.  The rise and fall of the 3-month LIBOR forward rates relative to the 1-month LIBOR, or other non-LIBOR rates, are determining factors of recorded gains and losses. The spread between the 1-month LIBOR and the 3-month LIBOR have also been generally stable in 2014.  In the 2013 periods, changes in fair values of basis swaps were unfavorable as previously recorded unrealized fair value gains at December 31, 2012 reversed in the 2013 periods, driven by swaps approaching maturity.

•                  Impact of recording Interest Accrual on Standalone derivatives — Interest accruals on swaps in economic hedges, primarily to hedge the debt elected under the FVO and floating-rate debt, generated positive cash flows of $3.1 million and $6.1 million recorded as gain components of Earnings Impact of derivatives and hedging activities in the second quarters of 2014 and 2013.  In the six months ended June 30, 2014 and 2013, interest accruals were gains of $6.8 million and $15.7 million.  Interest accruals are typically recorded as part of the Interest income or Interest expense when the derivative is in a recognized hedge accounting strategy, but when the derivative is designated as an economic hedge, interest accruals on the derivative are recorded as a net realized and unrealized gains and losses on derivatives and hedging activities.  For information about the impact of interest accruals on Interest income and Interest expense associated with derivatives in hedge qualifying associations, see Table 1.13.

Benchmark qualifying hedges — The earnings impact from qualifying fair value hedging relationships are  primarily due to the fair value changes of hedged instruments that are not fully offset by fair value changes of the hedging derivatives.  This difference is also referred to as hedge ineffectiveness.  Ineffectiveness recorded in earnings was primarily due to fair value hedges of consolidated obligation bonds, discount notes, and advances, and insignificant amounts of ineffectiveness from closed cash flow hedges of anticipated issuances of debt.  Hedge ineffectiveness was primarily unrealized, and cumulative fair value gains and losses will sum to zero at maturity of the instruments.

Fair value hedge ineffectiveness (on qualifying hedges) was a net gain of $1.0 million in the second quarter of 2014, compared to a net gain of $15.5 million in the 2013 period.  In the six month period ended June 30, 2014, the impact was a net gain of $3.0 million, compared to a net gain of $15.2 million in the 2013 period.  Earnings impact of qualifying hedges included overstated fair value gains of $4.1 million in the first quarter of 2013 and $8.1 million in the second quarter of 2013.  A correction was recorded as an out-of-period adjustment in the third quarter of 2013.

Cash flow hedge ineffectiveness was de minimis in any periods in this report.

For more information, also see Components of net gains and losses on derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow hedging on earnings and AOCI

The two primary Cash Flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we have executed interest rate swaps on the anticipated issuance of debt and to lock in a spread between the earning asset and the cost of funding.   The swap is a pay fixed-rate, receive LIBOR indexed structure.  Open swap contracts are valued at the end of each reporting period, and the effective portion of changes in the fair values of the swaps is recorded in AOCI, and ineffectiveness, if any, is recorded through earnings.   The swap is terminated upon issuance of the debt instrument, and fair values recorded in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.   There were no open contracts to hedge the anticipated issuances of debt at June 30, 2014 and December 31, 2013.

Fair value losses in AOCI of $7.1 million at June 30, 2014 and $8.7 million at December 31, 2013 represented the unamortized fair value basis of closed Cash flow hedges that had hedged anticipatory issuances of debt.  Amounts reclassified to Interest expense were $0.7 million in the 2014 second quarter and $0.8 million in the 2013 period.  In the six months ended June 30, 2014, amounts reclassified were $1.5 million and $1.9 million in the same period in 2013.  Over the next 12 months, it is expected that $2.4 million of net losses recorded in AOCI will be recognized as an interest expense.

Hedges of discount note issuances — Net unrealized losses from rollover Cash flow hedge strategies were $63.1 million at June 30, 2014, compared to losses of $22.3 million at December 31, 2013.  Losses represented fair values of interest rate swaps designated in Cash flow strategies to hedge long-term issuances of consolidated obligation discount notes in the discount note rollover programs.  No hedge ineffectiveness were identified, and the entire amount of fair values from cash flow hedge strategies were recorded in AOCI as unrealized losses with an offset recorded in the balance sheet as derivative liabilities at June 30, 2014 and December 31, 2013.

Long-term swaps, notional amounts of $1.3 billion at June 30, 2014 and December 31, 2013 were in pay fixed-rate, receive floating rate interest rate exchange agreements.  Fluctuation in long-term swap rates will determine future changes in gains and losses in AOCI.  Increase in fair value losses reflects the decline in long-term swap rates at June 30, 2014 relative to December 31, 2013.  We expect the long-term hedge programs to remain in place to the contractual maturities of the interest rate swaps, and cumulative fair value losses will sum to zero.  For more information, see Note 15.  Derivatives and Hedging Activities.

The long term interest rate swaps are designated as Cash flow hedges of rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap.  Discount notes are issued for a 91-day period at a fixed rate and rolled over for another 91-days at the then prevailing interest rate.  The program creates synthetic fixed-rate funding and creating predictable margins, but driving up discount note expense in the current periods.  In the 2014 second quarter and the six months ended June 30, 2014, the net interest expense paid on interest rate swaps were $8.8 million and $17.4 million.  In the same periods in 2013, the net interest paid was $7.5 million and $14.8 million.

Derivative gains and losses reclassified from AOCI (a) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:                                Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(50,555)	$(119,503)	$(30,983)	$(137,114)
Net hedging transactions	(20,405)	57,494	(40,713)	74,038
Reclassified into earnings	734	795	1,470	1,862
End of period (a)	$(70,226)	$(61,214)	$(70,226)	$(61,214)

(a)         No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report.  Ineffectiveness from hedges designated as cash flow hedges was less than $0.1 million in the periods in this Form 10-Q.

Operating Expenses, Compensation and Benefits, and Other Expenses

The major categories of operating expenses for the 2014 second quarter and six months ended June 30, 2014 compared to the same periods in 2013 are summarized below (dollars in thousands):

Table 1.15:                                Operating Expenses, and Compensation and Benefits

	Three months ended June 30,
	2014	Percentage of Total	2013	Percentage of Total
Operating Expenses (a)
Occupancy	$1,030	15.07%	$800	11.77%
Depreciation and leasehold amortization	877	12.83	922	13.56
All others (b)	4,929	72.10	5,075	74.67
Total Operating Expenses	$6,836	100.00%	$6,797	100.00%

Employee compensation	$8,077	63.17%	$7,964	59.88%
Employee benefits	4,710	36.83	5,337	40.12
Total Compensation and Benefits (c)	$12,787	100.00%	$13,301	100.00%

Finance Agency and Office of Finance (d)	$3,219		$2,640

	Six months ended June 30,
	2014	Percentage of Total	2013	Percentage of Total
Operating Expenses (a)
Occupancy	$2,111	15.01%	$1,938	13.82%
Depreciation and leasehold amortization	1,748	12.44	1,905	13.59
All others (b)	10,198	72.55	10,179	72.59
Total Operating Expenses	$14,057	100.00%	$14,022	100.00%

Employee compensation	$16,168	60.00%	$15,962	58.24%
Employee benefits	10,777	40.00	11,445	41.76
Total Compensation and Benefits (c)	$26,945	100.00%	$27,407	100.00%

Finance Agency and Office of Finance (d)	$6,838		$6,091

(a)         Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members. Occupancy expenses in the prior year periods benefitted from insurance reimbursements from the effects of Hurricane Sandy.

(b)         All others — included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, and insurance and telecommunications.

(c)          Employee compensation and benefits were almost unchanged period-over-period.  Pension expense for the Pentegra Defined benefit pension plan has benefited from the relief measure under a pension relief bill (MAP-21) enacted by Congress in mid-2012.  Employee benefits are lower due to plan amendments to the Retiree Medical Benefits Plan.  For more information, see Note 14. Employee Retirement Plans for an understanding of MAP-21 and the plan amendment.

(d)         We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The 12 FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance.

Assessments

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under ITEM 1 BUSINESS in the most recent Form 10-K.  The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Beginning balance	$124,266	$128,512	$123,060	$134,942
Additions from current period’s assessments	8,571	9,416	16,976	17,218
Net disbursements for grants and programs	(12,594)	(15,677)	(19,793)	(29,909)
Ending balance	$120,243	$122,251	$120,243	$122,251

Financial Condition

Table 3.1:                                       Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	June 30, 2014	December 31, 2013	dollar amount	percentage
Assets
Cash and due from banks	$7,164,721	$15,309,998	$(8,145,277)	(53.20)%
Securities purchased under agreements to resell	800,000	—	800,000	NM
Federal funds sold	6,713,000	5,986,000	727,000	12.15
Available-for-sale securities	1,382,374	1,562,541	(180,167)	(11.53)
Held-to-maturity securities	12,622,488	12,535,928	86,560	0.69
Advances	96,847,928	90,765,017	6,082,911	6.70
Mortgage loans held-for-portfolio	1,958,406	1,927,623	30,783	1.60
Derivative assets	47,030	43,302	3,728	8.61
Other assets	295,864	202,496	93,368	46.11

Total assets	$127,831,811	$128,332,905	$(501,094)	(0.39)%

Liabilities
Deposits
Interest-bearing demand	$1,643,451	$1,865,399	$(221,948)	(11.90)%
Non-interest-bearing demand	9,641	25,941	(16,300)	(62.83)
Term	37,000	38,000	(1,000)	(2.63)

Total deposits	1,690,092	1,929,340	(239,248)	(12.40)

Consolidated obligations
Bonds	75,394,871	73,275,312	2,119,559	2.89
Discount notes	43,225,476	45,870,470	(2,644,994)	(5.77)
Total consolidated obligations	118,620,347	119,145,782	(525,435)	(0.44)

Mandatorily redeemable capital stock	23,378	23,994	(616)	(2.57)

Derivative liabilities	344,603	349,150	(4,547)	(1.30)
Other liabilities	410,742	398,985	11,757	2.95

Total liabilities	121,089,162	121,847,251	(758,089)	(0.62)

Capital	6,742,649	6,485,654	256,995	3.96

Total liabilities and capital	$127,831,811	$128,332,905	$(501,094)	(0.39)%

Balance Sheet overview June 30, 2014 compared to December 31, 2013

Total assets at June 30, 2014 declined by $0.5 billion, or 0.4% from December 31, 2013.  The decline was largely due to lower cash balances at the Federal Reserve Bank of New York.  Advances balances increased by $6.1 billion, or 6.7%.

Aside from advances, our primary earning assets were GSE-issued mortgage-backed securities, and mortgage loans in the MPF program.  We also hold small portfolios of private-label MBS, and bonds issued by state and local government housing agencies.  For liquidity purposes, we maintained investments in Federal funds sold, collateralized overnight investments, and cash at the Federal Reserve Bank of New York (“FRBNY”).

Capital ratios — Our capital remains strong.  At June 30, 2014, actual risk-based capital was $6.9 billion, compared to required risk-based capital of $0.6 billion.  To support $127.8 billion of total assets at June 30, 2014, the required minimum regulatory capital was $5.1 billion, or 4.0% of assets.  Our actual regulatory capital was $6.9 billion, exceeding required capital by $1.8 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At June 30, 2014, balance sheet leverage was 19.0 times shareholders’ equity, compared to 19.8 times at December 31, 2013; the decrease was primarily due to lower cash balances at the FRBNY.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  This is because changes in shareholders’ capital parallel changes in advances, and the ratio of assets to capital generally remains unchanged.  Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Liquidity and Debt — At June 30, 2014, liquid assets included $7.2 billion in cash, primarily at the FRBNY, $7.5 billion in overnight Federal funds sold and overnight collateralized loans, and $1.4 billion of high credit quality GSE issued available-for-sale securities that were highly-rated and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

Among other liquidity measures, the Finance Agency requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days, and during that period members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing and “put” advances.  We were in compliance with regulations under both scenarios.  The actual Contingency Liquidity under the 5-day scenario in the second quarter of 2014 was $27.2 billion, well in excess of the required $2.9 billion.  We also have other liquidity measures in place  Deposit Liquidity and Operational Liquidity, both of which indicated that our liquidity buffers were in excess of required reserves.   For more information about our liquidity measures, please see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

Advances — Increase in amounts borrowed at June 30, 2014, relative to December 31, 2013 have been driven primarily by growth in demand for short-term fixed-rate advances and variable-rate LIBOR indexed advances.  The larger members continued to be the primary drivers of demand for advances.

Table 3.2:                                       Advance Trends

Long-term investment securities — Long-term investment securities are designated as available-for-sale or held-to-maturity.   At June 30, 2014, GSE issued mortgage-backed securities totaling $1.4 billion were available-for-sale and represented 100% of the MBS securities classified as AFS.  In the held-to-maturity portfolio (HTM), GSE issued mortgage-backed securities were $11.5 billion, representing 96.9% of the MBS securities in the HTM portfolio.  Private-label issued mortgage-backed securities (MBS) totaled $0.3 billion, or 3.1% of remaining MBS securities in the HTM portfolio.  We have not acquired a privately issued MBS since 2006.  Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $0.8 billion, and were classified as HTM.  The heavy concentration of GSE-issued securities and a declining balance of private-label MBS is our investment profile.

Other than temporary Impairment (OTTI) — Cash flow testing and evaluation of our investment securities did not identify any OTTI in the two quarters in 2014 or in any periods in 2013.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Growth has not been strong as member loan origination has continued to be weak.  Pay downs in the six months ended June 30, 2014 have slowed down to $84.4 million, compared to $183.4 million in the same period in 2013.  Acquisitions totaled $118.1 million in the six months ended June 30, 2014, compared to $275.8 million in the same period in 2013.  Par amounts of loans under this program stood at $1.9 billion at June 30, 2014, slightly up from December 31, 2013.  Loans were primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Historical loss experience has been very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

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

Member demand for advance products

Advances outstanding at June 30, 2014 and December 31, 2013, included unrealized net fair value basis adjustments gains of $1.9 billion and $2.0 billion, computed in accordance with the hedge accounting rules for fair value hedges.  For advances elected under the fair value option, unrealized valuation gains were $8.3 million and $5.4 million at June 30, 2014 and December 31, 2013.

At June 30, 2014, par amounts of advances were $94.9 billion, up $6.2 billion, or 7.0%, from the balances at December 31, 2013.

Advances — Product Types.

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:                                       Advances by Product Type

	June 30, 2014		December 31, 2013
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$30,063,800	31.67%	$26,161,800	29.48%
Fixed Rate Advances	46,665,399	49.15	45,741,935	51.54
Short-Term Advances	11,491,778	12.10	9,926,676	11.19
Mortgage Matched Advances	500,287	0.53	466,602	0.53
Overnight & Line of Credit (OLOC) Advances	2,851,130	3.00	3,459,411	3.90
All other categories	3,370,636	3.55	2,981,176	3.36

Total par value	94,943,030	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments	1,896,579		2,022,018
Fair value option valuation adjustments and accrued interest	8,319		5,399

Total	$96,847,928		$90,765,017

Adjustable Rate Advances (“ARC Advances”) — One member’s outstanding ARC Advances stood at $26.7 billion at June 30, 2014, up by $4.5 billion from December 31, 2013.  Of that amount $9.5 billion is expected to mature by December 31, 2014.  We are unable to predict with certainty if the borrowings will be rolled over at their maturities.

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

Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances improved in the second quarter of 2014 after a weak start in the first quarter of 2014.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances of advances that are putable or callable have remained almost unchanged in the second quarter of 2014 and stood at $14.3 billion, compared to $14.5 billion at December 31, 2013.

Short-term Advances — Member demand for short-term fixed-rate advances improved in the second quarter of 2014 after a weak start in the first quarter of 2014.  Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Member demand for overnight Advances has improved somewhat in the second quarter of 2014 after a weak start in the first quarter of 2014.  Fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms of advances (dollars in thousands):

Table 4.2:                                       Advances by Interest-Rate Payment Terms

	June 30, 2014		December 31, 2013
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$64,879,230	68.33%	$62,575,800	70.52%
Variable-rate (b)	30,063,800	31.67	26,153,800	29.47
Variable-rate capped (c)	—	—	8,000	0.01
Total par value	94,943,030	100.00%	88,737,600	100.00%
Hedge valuation basis adjustments	1,896,579		2,022,018
Fair value option valuation adjustments and accrued interest	8,319		5,399

Total	$96,847,928		$90,765,017

(a)         Fixed-rate borrowings remained popular with members.  Demand has improved in the second quarter of 2014 after a weak start in the first quarter of 2014.  Demand for new long-term fixed rate advances remains weak.

(b)         Adjustable-rate LIBOR-based advances have increased primarily due to one member’s borrowings during the six months ended June 30, 2014.  The FHLBNY’s larger members are generally borrowers of variable-rate advances, and except for the one large member’s borrowing activity, other members have remained on the side-lines in a weak economy and have not increased their borrowings despite the low short-term rates, as it would appear that they have sufficient liquidity in the form of customer deposits.

(c)          Typically, capped ARCs were not in demand in a declining interest rate environment, as members would purchase cap options to limit their interest rate exposure in a rising interest rate environment.  With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.3:                                       Advances by Maturity and Yield Type

	June 30, 2014		December 31, 2013
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$23,397,420	24.64%	$22,226,151	25.05%
Due after one year	41,481,810	43.69	40,349,649	45.47
Total Fixed-rate	64,879,230	68.33	62,575,800	70.52

Variable-rate
Due in one year or less	19,599,900	20.65	19,960,500	22.49
Due after one year	10,463,900	11.02	6,201,300	6.99
Total Variable-rate	30,063,800	31.67	26,161,800	29.48
Total par value	94,943,030	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments (a)	1,896,579		2,022,018
Fair value option valuation adjustments and accrued interest (b)	8,319		5,399
Total	$96,847,928		$90,765,017

Fair value basis and valuation adjustments — The carrying values of advances include valuation basis adjustments, which are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates.

(a)         Hedging valuation adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances in a fair value hedge.  The application of this accounting methodology results in the recognition of fair value hedge valuation basis adjustments.  The hedge valuation basis adjustments were $1.9 billion and $2.0 billion as net unrealized gains at June 30, 2014 and December 31, 2013.  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment, and recorded gains were consistent with the lower yield curves at the two balance sheet dates.  Unrealized gains from fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving our hedging objectives of mitigating fair value basis risk.

Hedging valuation basis adjustment at June 30, 2014 was a little lower than at December 31, 2013, and was primarily due to the issuance of new hedged advances in the six months ended June 30, 2014 at narrower spreads between fixed-rate coupons and the 3-month LIBOR, and the fair value changes attributable to changes in LIBOR also narrowed, remaining closer to a par market rate.  The volume of advances that were hedged at June 30, 2014 was only slightly higher than at December 31, 2013.  The growth in advances has been concentrated along ARC advances and short-term fixed-rate advances that are not generally hedged and therefore no basis adjustments were recorded.

(b)         FVO fair values- Carrying values of advances elected under the FVO include valuation adjustments to recognize changes in fair values, which for FVO instrument include accrued interest receivable.   The discounting basis for computing fair values of FVO advances is the observed FHLBank Advance yield curve.  Fair value basis reflect changes in the term structure and shape of the Advance yield curve at the measurement dates, the growth or decline in volume of FVO advances, and the amount of accrued interest.

The valuation adjustment has increased due to the decline in the observed yield causing an increase in the price of the instrument.  Volume of advances elected under the FVO was $18.7 billion at June 30, 2014 compared to $19.2 billion at December 31, 2013.  As discussed elsewhere in the MD&A, the FHLBNY carries certain intermediate-term advances at fair value by electing the FVO, as an alternative to electing to qualify under hedge accounting rules.  The fair value basis of a FVO instrument included accrued interest receivable, which was a large component of the valuation basis at June 30, 2014 and December 31, 2013.  Interest accrued receivable is also impacted by timing of the interest settlement.  All FVO advances were variable rate, LIBOR indexed advances and fluctuations in their valuation were not significant as the advances re-price frequently to market indices, remaining near to par.

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

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.4:                                       Hedged Advances by Type

Par Amount	June 30, 2014	December 31, 2013
Qualifying Hedges
Fixed-rate bullets (a)	$29,654,194	$29,231,978
Fixed-rate putable (b)	14,017,412	14,170,412
Fixed-rate callable	40,000	30,000
Fixed-rate with embedded cap	100,000	50,000

Total Qualifying Hedges	$43,811,606	$43,482,390

Aggregate par amount of advances hedged (c)	$43,814,275	$43,495,135
Fair value basis (Qualifying hedging adjustments)	$1,896,579	$2,022,018

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

Advances elected under the FVO — Significant amounts of LIBOR-indexed advances have been borrowed over the last two years, and we elected to account for them under the FVO.  By electing the FVO for an asset instrument (the advance), the objective was to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.  The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.5:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	June 30, 2014	December 31, 2013
Advances designated under FVO	$18,650,000	$19,200,000

Advances — Call Dates and Exercise Options

Putable and callable advances are structured with one or more put or call dates.  The table offers a view of the advance portfolio, including the structured advances, with the possibility of the exercise at the first put and call date.  (dollars in thousands):

Table 4.6:                                       Advances by Put Date/Call Date (a)(b)

	June 30, 2014		December 31, 2013
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Due or putable in one year or less	$49,631,170	52.27%	$48,905,001	55.11%
Due or putable after one year through two years	15,372,962	16.19	11,485,229	12.94
Due or putable after two years through three years	13,623,964	14.35	12,115,765	13.66
Due or putable after three years through four years	8,410,696	8.86	8,521,661	9.60
Due or putable after four years through five years	4,139,456	4.36	3,982,517	4.49
Thereafter	3,764,782	3.97	3,727,427	4.20

Total par value	94,943,030	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments	1,896,579		2,022,018
Fair value option valuation adjustments and accrued interest	8,319		5,399

Total	$96,847,928		$90,765,017

(a)         Contrasting advances by contractual maturity dates (See Note 7. Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  Although no significant amounts of new putable advances have been issued in 2014 and 2013, outstanding advances included significant amounts of putable advances in which we purchased from members the option to terminate advances at agreed-upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par at agreed upon dates.   When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.  This is best illustrated by the fact that on a contractual maturity basis, 12.1% of advances would mature after five years, while on a put basis, the percentage declined to 4.0% at June 30, 2014.

(b)         Callable advances aggregated $40.0 million at June 30, 2014, compared to $30.0 million at December 31, 2013.  With a callable advance, borrowers have purchased the option to terminate advances at par at predetermined dates.

The following table summarizes par amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (par amounts, in thousands):

Table 4.7:                                       Putable and Callable Advances

	June 30, 2014	December 31, 2013 (a)
Putable/callable	$14,309,412	$14,506,412
No-longer putable/callable	$2,006,000	$2,111,000

(a) December 31, 2013 balances were expanded to include callable advances to conform to the presentation adopted at June 30, 2014.

Member demand has been weak for putable advances, which are typically medium- and long-term.  Maturing advances with put features have been replaced by plain vanilla advances.

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

We are subject to credit risk on our investments, generally transacted with GSEs and large financial institutions that are considered to be of investment quality.  The Finance Agency defines investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

Investments — Policies and Practices

Regulatory Restrictions on Investments.  On November 8, 2013, the Finance Agency (the FHLBanks regulators) issued a final rule implementing Section 939A of the Dodd-Frank Act (“Act”).  The Act required Federal agencies, including the Finance Agency, to review their regulations and to remove provisions that require the use of ratings issued by Nationally Recognized Statistical Rating Organizations (“NRSRO”).  The final rule issued by the Finance Agency requires each FHLBank to make its own determination of credit quality with respect to its investments, but does not prevent the FHLBanks from using NRSRO ratings or other third party analysis in their credit determinations.  The final rule became effective on May 7, 2014, and the amendments (as discussed above) were incorporated in the Finance Agency’s pre-existing regulations governing investments, which are summarized below:

To minimize credit risk on investments, we are prohibited by Finance Agency regulations from investing in any of the following security types:

•                  instruments, such as common stock that represent an ownership interest in an entity, other than stock in small business investment companies or certain investments targeted at low-income persons or communities;

•                  instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks (e.g., federal funds);

•                  debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities and instruments that became less than investment quality after their purchase by the FHLBank;

•                  whole mortgages or other whole loans, or interests in mortgages or loans, other than:

•                  whole mortgages or loans acquired under an FHLBank’s Acquired Member Asset program;

•                  certain investments targeted to low-income persons or communities;

•                  certain marketable direct obligations of state, local, or tribal government units or agencies that are investment quality;

•                  mortgage-backed securities (which include agency and private-label pools of commercial and residential mortgage loans), or asset-backed securities collateralized by manufactured housing loans or home equity loans that meet the definition of the term “securities” under the Securities Act of 1933; and

•                  certain foreign housing loans authorized under section 12(b) of the FHLBank Act;

•                  residual interest and interest accrual classes of securities;

•                  interest-only and principal-only securities;

•                  mortgage-backed securities or eligible asset-backed securities that on the trade date are at rates equal to their contractual cap, with average lives that vary more than six years under an assumed instantaneous rate change of 300 basis points, unless the instrument qualifies as an Acquired Member Asset; and

•                  foreign currency or commodity positions.

The Finance Agency’s rule limits acquisition of mortgage backed securities so that on the day of the purchase of a security, the book value of all investment in MBS does not exceed 300% of regulatory capital.

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

We were in compliance with the Finance Agency rules.  For more information about our policies and practices, see the most recent Form 10-K filed on March 24, 2014.

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) (Carrying values; dollars in thousands):

Table 5.1:                                       Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2014	2013	Variance	Variance

State and local housing finance agency obligations (a)	$792,010	$714,880	$77,130	10.79%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	1,371,987	1,552,134	(180,147)	(11.61)
Held-to-maturity securities, at carrying value (b)	11,830,478	11,821,048	9,430	0.08
Total securities	13,994,475	14,088,062	(93,587)	(0.66)

Grantor trust (c)	10,387	10,407	(20)	(0.19)
Securities purchased under agreements to resell	800,000	—	800,000	NM
Federal funds sold	6,713,000	5,986,000	727,000	12.15

Total investments	$21,517,862	$20,084,469	$1,433,393	7.14%

(a)         State and local housing finance agency bonds — Bonds are classified as HTM securities, and carried at amortized cost.  $88.0 million par amounts of bonds were acquired in the second quarter of 2014.

(b)         Mortgage-backed securities classified as Available-for-sale — No acquisitions were made in the 2014 periods.  AFS securities outstanding were GSE issued floating-rate Mortgage-backed securities, and were carried at fair value.

Mortgage-backed securities classified as Held-to-maturity — $558.8 million of GSE issued MBS were acquired in the 2014 periods and designated as HTM.  HTM mortgage-backed securities are primarily (96.9%) GSE issued MBS.

(c)         Grantor Trust is classified as available-for-sale and is reported at fair value.  Trust funds represent investments in registered mutual funds and other fixed-income and equity funds maintained under the grantor trust.  The grantor trust funds current and potential future payments to retirees for supplemental pension plan obligations.

Long-Term Investment Securities

Investments with original long-term contractual maturities were comprised of mortgage- backed securities, and securities issued by state and local housing agencies.

Pricing of GSE-issued MBS has been tight partly due to limited supply, and partly as a result of the Federal Reserve Bank’s continued participation in the market for acquiring GSE-issued MBS.  As a result of the unfavorable pricing, acquisitions were only made when pricing justified our risk/reward criteria.  The long-term investment portfolios at June 30, 2014, comprising of MBS and housing finance agency bonds in the HTM and AFS portfolios, totaled $14.0 billion, a little lower than $14.1 billion at December 31, 2013.

The Available-for-sale MBS portfolio, comprising of GSE-issued floating-rate securities, is carried at fair value and was $1.4 billion and $1.6 billion at June 30, 2014 and December 31, 2013.  No acquisitions were made due to pricing that was outside our risk/reward criteria.  Fair values of AFS securities were in unrealized fair value gain positions at June 30, 2014 and December 31, 2013.  Floating-rate securities were indexed to LIBOR, and certain securities were capped, typically between 6.5% and 7.5%.  No MBS securities were sold.  For more information, see Note 6.  Available-for-Sale Securities.

The Held-to-maturity MBS portfolio, comprising of 96.9% of GSE issued fixed and floating-rate MBS aggregated $11.8 billion at June 30, 2014, almost unchanged from the balance at December 31, 2013.  Acquisitions made during 2014 totaled $558.8 million, just in line with paydowns.  HTM floating-rate securities were indexed to LIBOR, and certain securities were capped, typically between 6.5% and 7.5%.

We face potential risks in a rising interest rate environment due to the capped variable rate MBS, including cash flow exposure should the LIBOR rates rise above the strike rates of the capped MBS.  To reduce the potential risks to be within the FHLBNY’s risk tolerances, we have designated $2.7 billion of notional amounts of interest rate caps to accomplish our risk reduction strategies.  The caps are structured such that if LIBOR rates exceed the pre-determined cap strikes, we would receive cash payments for each period the cap strike rate is exceeded, making us indifferent to adverse movements in LIBOR.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	June 30, 2014			December 31, 2013
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,879,440	$5,934,815	87.20%	$6,156,878	$6,149,220	94.93%
Freddie Mac	6,882,414	7,056,800	102.07	6,731,314	6,781,294	103.79
Ginnie Mae	73,325	73,809	1.09	83,023	83,614	1.28
All Others - PLMBS	367,286	444,738	5.45	401,967	479,736	6.20
Non-MBS (b)	802,397	750,890	11.90	725,287	672,061	11.18

Total Investment Securities	$14,004,862	$14,261,052	207.71%	$14,098,469	$14,165,925	217.38%

Categorized as:

Available-for-Sale Securities	$1,382,374	$1,382,374		$1,562,541	$1,562,541

Held-to-Maturity Securities	$12,622,488	$12,878,678		$12,535,928	$12,603,384

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consist of housing finance agency bonds and a Grantor Trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.3:             External Rating of the Held-to-Maturity Portfolio

	June 30, 2014
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,863	$11,478,995	$214,955	$35,137	$99,528	$11,830,478
State and local housing finance agency obligations	61,225	694,300	36,485	—	—	792,010

Total Long-term securities	$63,088	$12,173,295	$251,440	$35,137	$99,528	$12,622,488

	December 31, 2013
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$2,110	$11,438,520	$234,017	$39,488	$106,913	$11,821,048
State and local housing finance agency obligations	65,000	613,270	7,780	28,830	—	714,880

Total Long-term securities	$67,110	$12,051,790	$241,797	$68,318	$106,913	$12,535,928

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

External credit rating information has been provided as it is used as another data point to supplement our credit quality indicators, and is a useful indicator when analyzing the degree of credit risk to which we are exposed.  Significant changes in credit ratings classifications of our investment securities portfolio could indicate increased credit risk for us that could be accompanied by a reduction in the fair values of our investment securities portfolio.

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	June 30, 2014			December 31, 2013
	AA-rated (a)	Unrated	Total	AA-rated (a)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$1,371,987	$—	$1,371,987	$1,552,134	$—	$1,552,134
Other - Grantor trust	—	10,387	10,387	—	10,407	10,407

Total Available-for-sale securities	$1,371,987	$10,387	$1,382,374	$1,552,134	$10,407	$1,562,541

(a)         All MBS are GSE/U.S. Agency issued securities and the ratings are based on issuer credit ratings.  Fannie Mae, Freddie Mac and U.S. Agency issued MBS are rated double-A (Based on S&P’s rating of AA+/Stable for the GSEs and Double-A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

External credit rating information has been provided as it is used as another data point to supplement our credit quality indicators, and is a useful indicator when analyzing the degree of credit risk to which we are exposed.  Significant changes in credit ratings classifications of our investment securities portfolio could indicate increased credit risk for us that could be accompanied by a reduction in the fair values of our investment securities portfolio.

Fair Value Levels of investment securities, and Unrecognized and Unrealized holding losses

Except for a small portfolio of non-Agency PLMBS and housing finance agency bonds, our portfolios of MBS were issued by GSEs and U.S. agency.  To compute fair values at June 30, 2014 and December 31, 2013, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within the specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair value.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2014		December 31, 2013
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$—	—%	$19	6.25%
Due after one year through five years	2,093,506	2.15	1,665,395	2.21
Due after five years through ten years	4,083,589	2.77	4,162,452	2.83
Due after ten years	7,061,160	1.62	7,585,946	1.65

Total mortgage-backed securities	$13,238,255	2.06%	$13,413,812	2.08%

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

No OTTI was recorded in the 2014 periods or in 2013.  In the six months ended June 30, 2014, we identified improvements in cash flows on certain previously OTTI non-agency PLMBS, and $0.3 million was recorded as accretable yield to investment income, with an offset to the amortized cost of the securities.

The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 5.6:             Base and Adverse Case Stress Scenarios (a)

		As of June 30, 2014
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$35,845	$—	8	$35,845	$(70)
RMBS	Alt-A	5	5,277	—	5	5,277	—
HEL	Subprime	30	309,143	—	30	309,143	(3,825)
Manufactured housing	Subprime	2	102,317	—	2	102,317	—
Total Securities		45	$452,582	$—	45	$452,582	$(3,895)

		As of December 31, 2013
			Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	9	$46,007	$—	9	$46,007	$(59)
RMBS	Alt-A	6	5,700	—	6	5,700	—
HEL	Subprime	30	328,488	—	30	328,488	(2,145)
Manufactured housing	Subprime	2	112,128	—	2	112,128	—
Total Securities		47	$492,323	$—	47	$492,323	$(2,204)

(a)         Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.

FHLBank OTTI Governance Committee Common Platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for about 50% of our non-Agency PLMBS portfolio that were possible to be cash-flow tested within the Common Platform.  The results were reviewed and found reasonable by the FHLBNY.  For more information about the OTTI Committee and the Common Platform, see Other-Than-Temporary Impairment — Accounting and governance policies, and impairment analysis in Note 1. Significant Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 24, 2014.

Up until the 2014 first quarter, the OTTI Committee employed home price recovery projections for the base and the adverse case.  Those projections were key inputs used under the Common Platform to generate cash flows for 50% of our non-Agency PLMBS.  The model used a short-term component plus static recovery paths over the long term on the assumption that the housing markets were homogenous, and price behaviors can be standardized across geographic housing markets.

In the second quarter of 2014, the OTTI Committee deemed that the previous methodology was inadequate as it had assumed the housing market was homogeneous, not recognizing that certain markets were already transitioning to a housing recovery at a different pace than other markets, and that the cash flow models should recognize the behavior that housing markets would behave more heterogeneously in the transition period and in the long-term.  Beginning with the 2014 second quarter, home price projections beyond the short-term is based on the forecasted length of time and the annual appreciation rate during the transition period plus a forecast of the long-term annual appreciation rate for each Core Based Statistical Area (“CBSA”).  The cash flow models have been updated with the forecasts in transition period and for the long-term that will more tightly align the forecast to incorporate the appreciation rates based on loan-level CBSA data.

The short-term forecasts for changes in the housing market price over the 12-months range from a decrease of 4.0% to an increase of 9.0%.  For the vast majority of housing markets, the projected short-term housing price changes range from a decrease of 2.0% to an increase of 4.0%.

Below are the recovery rates employed previously at March 31, 2014 and December 31, 2013.  The table below presents projected home price recovery under a base case and an adverse case.

Table 5.7:                                       Projected Home Price Recovery by Months

			Base Case	Adverse Case
Months			Recovery Range % (a)	Recovery Range % (a)
1	-	6	0.0 - 3.0	0.0 - 2.0
7	-	12	1.0 - 4.0	0.7 - 2.7
13	-	18	2.0 - 4.0	1.3 - 2.7
19	-	30	2.0 - 5.0	1.3 - 3.4
31	-	42	2.0 - 6.0	1.3 - 4.0
43	-	54	2.0 - 6.0	1.3 - 4.0
55	-	66	2.3 - 5.6	1.5 - 3.8
Thereafter			2.3 - 5.6	1.5 - 3.8

(a) Annualized Rates.

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.8:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	June 30, 2014			December 31, 2013
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$33,569	$2,276	$35,845	$43,532	$2,475	$46,007
Alt-A	3,414	1,863	5,277	3,590	2,110	5,700
Total private-label RMBS	36,983	4,139	41,122	47,122	4,585	51,707

Home Equity Loans
Subprime	260,014	49,129	309,143	275,246	53,242	328,488

Manufactured Housing Loans
Subprime	102,317	—	102,317	112,128	—	112,128
Total UPB of private-label MBS (b)	$399,314	$53,268	$452,582	$434,496	$57,827	$492,323

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

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.9:                                       PLMBS by Year of Securitization and External Rating

	June 30, 2014
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$10,784	$—	$—	$—	$—	$10,784	$10,080	$(188)	$10,038
2005	10,895	—	—	—	—	10,895	10,305	—	10,998
2004 and earlier	14,166	—	8,383	3,507	—	2,276	14,108	(76)	14,276
Total RMBS Prime	35,845	—	8,383	3,507	—	23,955	34,493	(264)	35,312
Alt-A
2004 and earlier	5,277	1,863	—	911	1,158	1,345	5,276	(132)	5,231
Total RMBS	41,122	1,863	8,383	4,418	1,158	25,300	39,769	(396)	40,543
HEL Subprime
2004 and earlier	309,143	—	7,438	114,312	44,757	142,636	273,838	(3,226)	298,829
Manufactured
Housing Loans
Subprime
2004 and earlier	102,317	—	—	102,317	—	—	102,306	—	105,366
Total PLMBS	$452,582	$1,863	$15,821	$221,047	$45,915	$167,936	$415,913	$(3,622)	$444,738

	December 31, 2013
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$12,379	$—	$—	$—	$—	$12,379	$11,669	$(128)	$11,621
2005	13,285	—	—	—	—	13,285	12,630	(3)	13,220
2004 and earlier	20,343	—	10,269	7,599	2,475	—	20,261	(46)	20,354
Total RMBS Prime	46,007	—	10,269	7,599	2,475	25,664	44,560	(177)	45,195
Alt-A
2004 and earlier	5,700	2,110	911	19	1,214	1,446	5,700	(157)	5,622
Total RMBS	51,707	2,110	11,180	7,618	3,689	27,110	50,260	(334)	50,817
HEL Subprime
2004 and earlier	328,488	—	8,278	121,052	47,572	151,586	292,883	(3,659)	314,038
Manufactured
Housing Loans
Subprime
2004 and earlier	112,128	—	—	112,128	—	—	112,115	—	114,881
Total PLMBS	$492,323	$2,110	$19,458	$240,798	$51,261	$178,696	$455,258	$(3,993)	$479,736

Table 5.10:                                Weighted-Average Credit support Analysis of MBS

	June 30, 2014			December 31, 2013
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	4.54%	4.22%	20.73%	4.41%	3.96%	18.54%
2005	2.56	6.50	7.74	2.50	6.13	6.78
2004 and earlier	1.65	6.88	5.45	1.54	6.79	2.18
Total RMBS Prime	2.80	5.97	10.74	2.59	5.84	7.91
Alt-A
2004 and earlier	14.20	39.36	14.18	13.85	38.04	10.01
Total RMBS	4.26	10.25	11.19	3.83	9.39	8.14
HEL
Subprime
2004 and earlier	58.19	34.64	19.69	58.02	34.18	19.75
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	30.87	3.13	100.00	29.82	2.90
Total Private-label MBS	62.74%	31.57%	15.17%	61.89%	30.58%	14.69%

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

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as certificates of deposit, secured overnight transactions collateralized by securities, and unsecured overnight and term Federal funds sold to highly-rated financial institutions who also satisfy other credit quality factors.  These investments provide the liquidity necessary to meet members’ credit needs.   Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity.

Monitoring — We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, and sovereign support as well as related market signals, and actively limit or suspend existing exposures, as appropriate.   In addition, we are required to manage our unsecured portfolio subject to regulatory limits, prescribed by the Finance agency, our regulator.  The Finance agency regulations include limits on the amount of unsecured credit that may be extended to a counterparty or a group of affiliated counterparties, based upon a percentage of eligible regulatory capital and the counterparty’s overall credit rating.  Under these regulations, the level of eligible regulatory capital is determined as the lesser of our regulatory capital or the eligible amount of regulatory capital of the counterparty determined in accordance with Finance agency regulations.  The eligible amount of regulatory capital is then multiplied by a stated percentage.  The stated percentage that we may offer for term extensions, which are comprised of on- and off-balance sheet and derivative transactions, of unsecured credit ranges from 1% to 15% based on the counterparty’s credit rating.

The Finance agency regulations also permit us to extend additional unsecured credit, which could be comprised of overnight extensions and sales of Federal funds subject to continuing contract.  Our total unsecured overnight exposure to a counterparty may not exceed twice the regulatory limit for term exposures, resulting in a total exposure limit to a counterparty of 2% to 30% of the eligible amount of regulatory capital based on the counterparty’s credit rating.   We remain in compliance with the regulatory limits established for unsecured credit in all reported periods.

We are prohibited by Finance agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.  Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks, includes the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments.  Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that the counterparty may be unable to meet its contractual repayment obligations as a result of political or economic conditions in the country of its incorporation.  The FHLBNY did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

Securities purchased with agreement to resell — As part of FHLBNY’s banking activities with counterparties, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against securities that are taken as collateral.  Outstanding balance was $800.0 million at June 30, 2014 and $0 at December 31, 2013.  The average amount of lending was $691.7 million in the six months ended June 30, 2014, and $72.9 million in the twelve months ended December 31, 2013.  The secured financing agreements with certain highly-rated counterparties who also met the FHLBNY’s credit quality standards, involve the lending of cash, against which securities are taken as collateral.  The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral as well as the credit quality of the counterparty.  The collateral is typically in the form of high quality, highly-rated marketable security.  The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined threshold.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  The FHLBNY does not have the right to re-pledge the securities received.  Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities, and are treated as collateralized financing transactions.

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

Federal funds sold and Cash at the Federal Reserve Banks — Federal funds sold at June 30, 2014 and December 31, 2013 represented overnight, unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by the FHLBNY, including credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 5.11:                                Federal Funds Sold by Domicile of the Counterparty

							Three months ended June 30,		Six months ended June 30,
	June 30, 2014		December 31, 2013		Balances at		Daily average		Daily average
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	June 30, 2014	December 31, 2013	2014	2013	2014	2013

Australia	AA-	AA2	AA-	AA2	$1,000,000	$1,792,000	$1,878,945	$2,552,692	$2,139,624	$2,227,409
Canada	A to AA-	AA3 to AA1	A to AA-	AA3 to AA2	2,366,000	1,152,000	4,086,153	2,827,484	4,151,022	2,882,265
Finland	AA-	AA3	AA-	AA3	500,000	1,792,000	1,806,857	1,576,044	1,819,956	1,453,834
Germany	A	BAA1	A	A2	—	—	350,549	—	683,564	415,149
Netherlands	AA-	AA2	AA-	AA2	1,848,000	—	818,429	1,481,088	1,024,260	1,483,331
Norway	A+	A1	A+	A1	—	1,000,000	1,158,077	1,013,187	1,160,867	1,007,746
Sweden	AA-	AA3	AA-	AA3	—	—	1,564,286	1,494,725	1,491,381	1,523,331
UK	A-	BAA1	A-	A3	—	—	—	—	—	106,906

Subtotal					5,714,000	5,736,000	11,663,296	10,945,220	12,470,674	11,099,971

USA	A to AA-	A1 to AA2	A to AA-	A2 to AA2	999,000	250,000	1,769,385	2,514,264	1,781,950	2,301,011
Total					$6,713,000	$5,986,000	$13,432,681	$13,459,484	$14,252,624	$13,400,982

Table 5.12:                                Cash Balances at the Federal Reserve Bank of New York

In addition, we maintained liquidity at the FRBNY. The following table summarizes outstanding balances at June 30, 2014 and December 31, 2013 and the average balances for the three and six months ended June 30, 2014 and 2013 (in millions):

			Three months ended June 30,		Six months ended June 30,
	Balances at		Daily average		Daily Average
	June 30, 2014	December 31, 2013	2014	2013	2014	2013

Cash Balances with Federal Reserve Bank	$7,159	$15,302	$174	$604	$464	$595

Lower amounts of cash balances at the FRBNY at June 30, 2014 compared to December 31, 2013, were determined based on projected estimated member liquidity requirements.

Cash collateral pledged to derivative counterparties — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.   Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earn interest at the overnight Federal funds rate.  At June 30, 2014 and December 31, 2013, we had deposited $1.3 billion and $1.5 billion in interest-earning cash as pledged collateral or as margins to derivative counterparties.  We generally execute derivatives with major financial institutions and enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analysis that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under ISDA agreements that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk Due to Nonperformance by Counterparties in Note 15. Derivatives and Hedging Activities.  Also see Tables 9.5 and 9.6 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Growth has been weak primarily because of weak origination.  MPF loans are fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

Mortgage Partnership Finance Program

We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institution (“PFI”).  We may also acquire MPF loans through participations with other FHLBanks.  MPF Loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”) or the Rural Housing Service of the Department of Agriculture (“RHS”), fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans, also referred to as “MPF Government Loans.”  The FHLBank of Chicago (“MPF Provider”) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBanks.  In order for MPF Loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF Loans is shared with PFIs.

For more information about the MPF program, see Mortgage Loans Held-for-Portfolio in the MD&A in the Bank’s most recent Form 10K filed on March 24, 2014.

MPF Loan Types — There are five MPF loan products under the MPF program that we participate in: Original MPF, MPF 100, MPF 125, MPF 125 Plus, and MPF Government.  While still held in our Statements of Condition, we currently do not offer the MPF 100 or MPF 125 Plus loan products.  Original MPF, MPF 125, MPF 125 Plus, and MPF Government are closed loan products in which we purchase loans acquired or closed by the PFI.

The following table summarizes MPF loan by product types (par value, in thousands):

Table 6.1:                                       MPF by Product Types

	June 30, 2014	December 31, 2013

Original MPF (a)	$440,871	$444,470
MPF 100 (b)	6,300	7,197
MPF 125 (c)	1,141,364	1,105,644
MPF 125 Plus (d)	203,936	223,506
Other	134,391	116,561
Total par MPF loans	$1,926,862	$1,897,378

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

The category Other includes FHA and VA insured loans.

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                                       MPF by Conventional and Insured Loans

	June 30, 2014	December 31, 2013

Federal Housing Administration and Veteran Administration insured loans	$134,327	$116,496
Conventional loans	1,792,471	1,780,817
Others	64	65

Total par MPF loans	$1,926,862	$1,897,378

Mortgage Loans — Loss sharing and the credit enhancement waterfall

In the credit enhancement waterfall, we are responsible for the first loss layer.  The second loss layer is that amount of credit obligation that the PFI has taken on that will equate the loan to a double-A rating.   We assume all residual risk.  Also, see Note 8.  Mortgage Loans Held-for-Portfolio.

First loss layer — The amount of the first layer or the First Loss Account (“FLA”) serves as an information or memorandum account, and as an indicator of the amount of losses that the FHLBNY is responsible for in the first layer.  A table below provides changes in the FLA for the periods in this report.   Losses that exceed the liquidation value of the real property, and the value of any primary mortgage insurance (“PMI”) for loans with a loan-to-value ratio greater than 80% at origination, will be absorbed by the FHLBNY up to the FLA for each Master Commitment.

Table 6.3:                                       Roll-Forward First Loss Account (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Beginning balance	$19,991	$18,021	$19,716	$18,436

Additions	474	964	788	1,875
Resets(a)	—	—	—	(1,226)
Charge-offs	(427)	(191)	(466)	(291)
Ending balance	$20,038	$18,794	$20,038	$18,794

(a)         For the Original MPF, MPF 100, MPF 125 and MPF 125 Plus products, the Credit Enhancement is periodically recalculated.  If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

Second loss layer — The PFI is required to cover the next layer of losses up to an agreed-upon credit enhancement obligation amount, which may consist of a direct liability of the PFI to pay credit losses up to a specified amount, or through a contractual obligation of a PFI to provide supplemental mortgage insurance, or a combination of both.

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

PMI is required for loans with a loan-to-value ratio greater than 80% at origination.  In addition, for MPF 125 Plus products, Supplemental Mortgage Insurance (“SMI”) may be required from the PFI.  Typically, the FHLBNY will pay the PFI a higher credit enhancement fee in return for the PFI taking on the additional obligation.

Table 6.4:                                       Second Losses and SMI Coverage (in thousands)

	June 30, 2014	December 31, 2013
Second Loss Position (a)	$74,840	$70,095
SMI Coverage - NY share only (b)	$13,476	$17,593
SMI Coverage - portfolio (b)	$13,763	$17,958

(a)         Increase due to increase in overall outstanding of MPF.

(b)         SMI coverage has declined since December 31, 2013 as the contracts were re-evaluated in the first quarter of 2014.  Additionally, no new master commitments have been added under the MPF 125 Plus Program.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan and PFI concentration:

Table 6.5:                                       Concentration of MPF Loans

	June 30, 2014		December 31, 2013
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	70.5%	60.8%	70.1%	60.6%

Table 6.6:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	June 30, 2014
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$310,056	16.09%
Manufacturers and Traders Trust Company	204,470	10.61
Investors Bank	167,262	8.68
Elmira Savings Bank	122,603	6.36
First Choice Bank	101,806	5.29
All Others	1,020,601	52.97

Total	$1,926,798	100.00%

	December 31, 2013
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Federal Savings and Loan Association	$313,686	16.53%
Manufacturers and Traders Trust Company	224,053	11.81
Investors Bank	167,428	8.82
Elmira Savings Bank	114,685	6.05
Watertown Savings Bank	86,402	4.55
All Others	991,059	52.24

Total	$1,897,313	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $168.5 million and $173.6 million at June 30, 2014 and December 31, 2013, and represented interest receivable primarily from advances and investments.  Changes in balances represent the timing of coupon receivables from advances and investments at the balance sheet dates.

Other assets included prepayments and miscellaneous receivables, and were $116.3 million and $17.1 million at June 30, 2014 and December 31, 2013.  Other assets at June 30, 2014 included a receivable of $100.0 million settled on the following day.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continued to be the issuance of consolidated obligation bonds and discount notes.

The carrying value of consolidated obligation bonds outstanding was $75.4 billion (par,  $74.9 billion) at June 30, 2014, compared to $73.3 billion (par, $72.9 billion) at December 31, 2013, and included unrealized net fair value hedge basis losses of $465.8 million and $337.0 million, computed in accordance with the hedge accounting rules for fair value hedges.  For bonds elected under the FVO, unrealized valuation losses were $7.7 million and $8.4 million at June 30, 2014 and December 31, 2013.

The carrying value of consolidated obligation discount notes outstanding was $43.2 billion (par, $43.2 billion) at June 30, 2014, compared to $45.9 billion (par, $45.9 billion) at December 31, 2013, and included unrealized valuation losses of $1.5 million and $1.7 million on discount notes elected under the FVO.

The overall decrease in debt was in parallel with a $0.5 billion decline in total assets at June 30, 2014 from December 31, 2013.

A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations.   Please see Table 7.10 for our credit ratings.

The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  For a discussion of issuance practices, see Debt Financing — Consolidated Obligations in Item 1. Business in the most recent Form 10K filed on March 24, 2014.

Joint and Several Liability

Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  For more information, see Note 17.  Commitments and Contingencies.

Consolidated obligation bonds — Funding Mix.

The following summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	June 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$50,099,765	66.89%	$51,487,625	70.64%
Fixed-rate, callable	9,209,500	12.30	7,292,500	10.01
Step Up, callable	2,981,000	3.98	2,026,000	2.78
Step Down, callable	25,000	0.03	25,000	0.03
Single-index floating rate	12,580,000	16.80	12,055,000	16.54

Total par value	74,895,265	100.00%	72,886,125	100.00%

Bond premiums	50,738		68,737
Bond discounts	(24,652)		(24,931)

Hedge valuation basis adjustments (a)	391,456		261,480
Hedge basis adjustments on terminated hedges (b)	74,345		75,500
FVO (c) - valuation adjustments and accrued interest	7,719		8,401

Total Consolidated obligation-bonds	$75,394,871		$73,275,312

Fair value basis and valuation adjustments - The carrying values of bonds include hedging basis adjustments (LIBOR benchmark hedging adjustments) for those bonds recorded under hedge accounting provisions, or at fair value for those bonds elected under the FVO.   Fair value basis adjustments are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates.

(a)         Hedge valuation basis - The reported carrying value of hedged consolidated bonds is adjusted for changes in the bond’s fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedges of debt in a fair value hedge.  The application of the accounting methodology resulted in the recognition of $391.5 million in unrealized basis losses at June 30, 2014, compared to losses of $261.5 million at December 31, 2013.  Most of our existing hedged bonds were fixed-rate liabilities, which had been issued in prior years at the then prevailing higher interest rate environment.   In a lower interest rate environment at June 30, 2014 and December 31, 2013, these fixed-rate bonds reported unrealized fair value basis losses.

Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were, on average, short- and medium-term.  The valuation basis has increased at June 30, 2014, compared to December 31, 2013, due to the increase in the amounts of bonds that were in a hedging relationship, and further decline in market observed yields relative to the coupons of the hedged fixed-rated debt.

(b)         Valuation basis of terminated hedges - When certain hedges were terminated before their stated maturities, the hedge valuation basis of the debt at the hedge termination date was no longer adjusted for changes in the benchmark rate, and is being amortized on a level yield method as a reduction of Interest expense.   Unamortized basis adjustments were $74.3 million and $75.5 million at June 30, 2014 and December 31, 2013, and the amounts will be amortized through the contractual maturities of the bonds.

(c)          FVO fair values - Carrying values of bonds elected under the FVO include valuation adjustments to recognize changes in fair values.   The discounting basis for computing changes in fair values of bonds elected under the FVO is the observed FHLBank bond yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, the value and implied volatility of call options on callable bonds, from the growth or decline in volume, and accrued interest payable.  Consolidated bonds elected under the FVO were exhibiting fair value losses due to declining yields of equivalent maturity consolidated bonds offered in the bond markets.  Valuation adjustments of $7.7 million and $8.4 million at June 30, 2014 and December 31, 2013 represented the premium over market values.

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

Hedge volume — Tables 7.2 — 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	June 30, 2014	December 31, 2013
Qualifying Hedges
Fixed-rate bullet bonds	$24,203,310	$23,269,810
Fixed-rate callable bonds	9,966,000	5,076,000
	$34,169,310	$28,345,810

Bonds elected under the FVO — If at inception of a hedge we do not believe that a hedge would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO if operationally practical.  We would record fair value changes of the debt through earnings, and to the extent the debt is economically hedged, record changes of the fair values of the derivatives through earnings.  The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments, so that the debt’s balance sheet carrying values would be its fair value.

Table 7.3:                                       Bonds Elected under the Fair Value Option (FVO)

(Economically hedged)

	Consolidated Obligation Bonds
Par Amount	June 30, 2014	December 31, 2013
Bonds designated under FVO	$18,080,000	$22,860,000

Bonds elected under the FVO were generally economically hedged by interest rate swaps.  Election of short-term bonds under the FVO has largely been in parallel with the election of advances under the FVO.  By electing the FVO of both the liability (Consolidated bond) and the asset (Advances), we have reduced the potential earnings volatility if the advance asset was marked to fair value and the debt liability was not also marked to fair value.  We elected to account for the bonds under the FVO as we were unable to assert with confidence that the short- and intermediate-term bonds, or with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  We opted instead to elect to hedge such FVO bonds on an economic basis with an interest rate swap.  See Table 7.4 for more information.  For more information, also see Fair Value Option disclosures in Note 16.  Fair Values of Financial Instruments.

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

Table 7.4:                                       Economically Hedged Bonds

(Excludes consolidated obligation bonds elected under the FVO and hedged economically)

	Consolidated Obligation Bonds
Par Amount	June 30, 2014	December 31, 2013
Bonds designated as economically hedged
Floating-rate bonds (a)	$4,000,000	$6,500,000
Fixed-rate bonds (b)	356,000	—
	$4,356,000	$6,500,000

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	June 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$52,862,875	70.58%	$54,896,925	75.32%
Due or callable after one year through two years	11,551,065	15.42	8,157,800	11.19
Due or callable after two years through three years	3,177,490	4.24	2,602,960	3.57
Due or callable after three years through four years	1,824,455	2.44	1,774,390	2.43
Due or callable after four years through five years	1,579,970	2.11	1,135,840	1.56
Thereafter	3,899,410	5.21	4,318,210	5.93

Total par value	74,895,265	100.00%	72,886,125	100.00%

Bond premiums	50,738		68,737
Bond discounts	(24,652)		(24,931)
Hedge valuation basis adjustments	391,456		261,480
Hedge basis adjustments on terminated hedges	74,345		75,500
FVO - valuation adjustments and accrued interest	7,719		8,401

Total bonds	$75,394,871		$73,275,312

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable Bonds

	June 30, 2014	December 31, 2013
Callable	$12,215,500	$9,343,500
Non-Callable	$62,679,765	$63,542,625

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	June 30, 2014	December 31, 2013

Par value	$43,229,881	$45,876,381
Amortized cost	$43,223,965	$45,868,730
Fair value option valuation adjustments (a)	1,511	1,740
Total discount notes	$43,225,476	$45,870,470

Weighted average interest rate	0.07%	0.07%

(a)         Carrying values of discount notes elected under the FVO include valuation adjustments to recognize changes in fair values.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observed FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and from the growth or decline in volume.  Consolidated notes elected under the FVO were exhibiting fair value losses due to declining yields of equivalent maturity discount notes offered in the bond markets.  Valuation adjustments at June 30, 2014 and December 31, 2013 represented the premium over market values.

The following table summarizes discount notes under the FVO (par amounts, in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

Par Amount	June 30, 2014	December 31, 2013
Discount Notes designated under FVO (a)	$4,647,756	$4,258,896

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.

For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (par amounts, in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2014	December 31, 2013
Discount notes hedged under qualifying hedge (a)	$1,256,000	$1,256,000

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

Recent Rating Actions

Table 7.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at July 31, 2014.

Table 7.10:           FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2014				July 2, 2014	Aaa/P-1	Stable/Affirmed

2013	June 10, 2013	AA+/A-1+	Stable/Affirmed	July 18, 2013	Aaa/P-1	Stable/Affirmed
				April 13, 2013	Aaa/P-1	Negative/Affirmed

2012	August 15, 2012	AA+/A-1+	Negative/Affirmed	August 15, 2012	Aaa/P-1	Negative/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $116.9 million and $112.0 million at June 30, 2014 and December 31, 2013.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities — Amounts outstanding were $173.6 million and $163.9 million at June 30, 2014 and December 31, 2013.  Other liabilities comprised of unfunded pension liabilities, pass through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.  Other liabilities increased primarily due to increase in miscellaneous payables, partly offset by decline in pass-through reserves, and decline in the liability obligation for the postretirement health benefit plan.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:             Stockholders’ Capital

	June 30, 2014	December 31, 2013
Capital Stock (a)	$5,821,824	$5,571,400
Unrestricted retained earnings (b)	845,081	841,412
Restricted retained earnings (c)	187,569	157,114
Accumulated Other Comprehensive Loss	(111,825)	(84,272)

Total Capital	$6,742,649	$6,485,654

(a)         Stockholders’ Capital — Capital stock has increased with the increase in advances borrowed by members. Members are required to purchase stock as a percentage of advances borrowed.  An increase in advances will typically result in a increase in capital stock.  Under our present practice, we generally redeem any stock in excess of the amount necessary to support advance activity.  Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings.

(b)         Unrestricted retained earnings — Net Income in the six months ended June 30, 2014 was $152.3 million; $30.5 million was set aside towards Restricted retained earnings. From the remaining amounts, we paid $118.2 million to members as dividends in the period.   As a result, Unrestricted retained earnings increased by $3.7 million to $845.1 million at June 30, 2014.

(c)          Restricted retained earnings — Restricted retained earnings have grown to $187.6 million at June 30, 2014 since the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to a restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  By way of reference, if the Restricted retained earnings target was to be calculated at June 30, 2014, the target amount would be $1.1 billion based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10K filed on March 24, 2014.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:             Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	June 30, 2014	December 31, 2013

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(48,627)	$(53,291)
Net unrealized gains on available-for-sale securities (b)	14,992	14,505
Net unrealized losses on hedging activities (c)	(70,226)	(30,983)
Employee supplemental retirement plans (d)	(7,964)	(14,503)
Total Accumulated other comprehensive loss	$(111,825)	$(84,272)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at June 30, 2014 due to non-credit accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the securities previously deemed to be OTTI.  No securities were deemed to be OTTI or re-impaired in the six months ended June 30, 2014.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value gains of MBS securities and a grantor trust fund.  The overall pricing of the MBS portfolio has improved at June 30, 2014 compared to December 31, 2013.

(c)          Cash flow hedge losses — Represents unrealized valuation losses on interest rate swaps in cash flow “rollover” strategies that hedged the variability of 91-day discount notes that will be issued in sequence for periods up to 15 years.   Fair values of the swaps were in net unrealized loss positions primarily due to the prevailing low interest rates, relative to those prevailing when the hedges were initially executed.  Valuation losses have increased due to decline in the relevant segments of the yield curve at June 30, 2014 relative to December 31, 2013.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.

Hedges of anticipatory issuance of debt - Fair value losses also included unamortized realized net losses of $7.1 million resulting from terminated swaps that had been in cash flow hedge strategies of anticipated issuance of debt, and amounts recorded in AOCI are being reclassified as an interest expense over the terms of the issued debt.

(d)         Employee supplemental plans — Represent minimum additional actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.  Amounts will be amortized as an expense through earnings over an actuarially determined period.  Unrecognized losses declined at June 30, 2014 primarily due to amendments to the postretirement health benefit plan.  For more information, see Note 14.  Employee Retirement Plans.

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

The following table summarizes dividends paid and payout ratios (on all Class B stocks):

Table 8.3:             Dividends Paid and Payout Ratios

	Six months ended
	June 30, 2014	June 30, 2013
Cash dividends paid per share	$2.16	$2.12
Dividends paid (a) (c)	118,670	99,278
Pay-out ratio (b)	77.93%	64.26%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of June 30, 2014 and December 31, 2013:

Table 9.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$3	$5
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$100	$50
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$40	$30
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$14,018	$14,170
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$1,998	$2,120
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$27,656	$27,112
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$—	$8

Table 9.2:                                       Derivative Hedging Strategies - Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$356	$—
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$9,966	$5,076
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$80	$40
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$24,123	$23,230
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,256	$1,256
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$4,000	$6,500
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$1,375	$3,485
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$16,705	$19,375
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$4,648	$4,259

Table 9.3:                                       Derivative Hedging Strategies - Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions-interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$260	$260

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:                                       Derivatives Financial Instruments by Product

	June 30, 2014		December 31, 2013
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$43,811,606	$(1,907,107)	$43,482,390	$(2,033,574)
Consolidated obligations-fair value hedges	34,169,310	385,988	28,345,810	255,839
Cash Flow-anticipated transactions	1,256,000	(63,097)	1,256,000	(22,296)
Derivatives not designated as hedging instruments (b)
Advances hedges	2,670	(58)	12,745	(100)
Consolidated obligations hedges	4,356,000	20	6,500,000	498
Mortgage delivery commitments	12,313	58	7,563	(29)
Balance sheet	2,692,000	13,311	2,692,000	27,196
Intermediary positions hedges	260,000	123	260,000	157
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	18,080,000	(218)	22,860,000	(495)
Interest rate swaps-consolidated obligations-discount notes	4,647,756	25	4,258,896	148

Total notional and fair value	$109,287,655	$(1,570,955)	$109,675,404	$(1,772,656)

Total derivatives, excluding accrued interest		$(1,570,955)		$(1,772,656)
Cash collateral pledged to counterparties (d)		1,346,665		1,499,588
Cash collateral received from counterparties		(52,778)		(3,971)
Accrued interest		(20,505)		(28,809)

Net derivative balance		$(297,573)		$(305,848)

Net derivative asset balance (d)		$47,030		$43,302
Net derivative liability balance		(344,603)		(349,150)

Net derivative balance		$(297,573)		$(305,848)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of debt elected under the FVO.

(d)         Net derivative asset balance included $33.6 million and $34.9 million of excess cash collateral or margins posted by the FHLBNY at June 30, 2014 and December 31, 2013.  Excess margins are typically the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

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

Our credit exposures (derivatives in a net gain position) were to highly-rated counterparties and Derivative Clearing Organizations (“DCO”) that met our credit quality standards.  Our exposures also included open derivative contracts executed on behalf of member institutions, and the exposures were collateralized under standard advance collateral agreements with our members.  For such transactions, acting as an intermediary, we offset the transaction by purchasing equivalent notional amounts of derivatives from unrelated derivative counterparties.  For more information, see Credit Risk due to nonperformance by counterparties, in Note 15. Derivatives and Hedging Activities.

Risk mitigation — We attempt to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-quality credit ratings that met our credit quality standards.  Annually, our management and Board of Directors review and approve all non-member derivative counterparties.  We monitor counterparties on an ongoing basis for significant business events, including ratings actions taken by Nationally Recognized Statistical Rating Organizations.  All approved derivatives counterparties must enter into a master ISDA agreement with our bank before we execute a trade through that counterparty.  In addition, for all bilateral OTC derivatives, we have executed the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds.  For Cleared-OTC derivatives, margin requirements are mandated under the Dodd-Frank Act.  We believe that these arrangements have sufficiently mitigated our exposures, and we do not anticipate any credit losses on derivative contracts.

Derivatives Counterparty Credit Ratings

The following tables summarize our fair value exposure to counterparties, their ratings and notional amounts outstanding (in thousands):

Table 9.5:                                       Derivatives Counterparty Credit Ratings

	June 30, 2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (b)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (a)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$1,000,000	$4	$—	$4	$—	$4
Single-A	9,544,694	31,304	(21,038)	10,266	—	10,266
Cleared derivatives	49,134,705	32,691	(31,278)	1,413	—	1,413
Excess margins posted on cleared derivatives			33,116	33,116	—	33,116

Total derivative positions with non-member counterparties to which the Bank had credit exposure	59,679,399	63,999	(19,200)	44,799	—	44,799
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	130,000	2,173	—	2,173	(2,173)	—

Delivery Commitments
Derivative position with delivery commitments	12,313	58	—	58	(58)	—

Total derivative position with members	142,313	2,231	—	2,231	(2,231)	—

Derivative positions with credit exposure	59,821,712	$66,230	$(19,200)	$47,030	$(2,231)	$44,799
Derivative positions without fair value credit exposure	49,465,943
Total notional	$109,287,655

	December 31, 2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (b)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (a)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$1,000,000	$125	$—	$125	$—	$125
Single-A	4,094,000	5,116	(500)	4,616	—	4,616
Cleared derivatives	4,509,709	4,013	(3,471)	542	—	542
Excess margins posted on cleared derivatives			34,922	34,922	—	34,922

Total derivative positions with non-member counterparties to which the Bank had credit exposure	9,603,709	9,254	30,951	40,205	—	40,205
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	130,000	3,097	—	3,097	(3,097)	—

Total derivative position with members	130,000	3,097	—	3,097	(3,097)	—

Derivative positions with credit exposure	9,733,709	$12,351	$30,951	$43,302	$(3,097)	$40,205

Derivative positions without fair value credit exposure	99,941,695
Total notional	$109,675,404

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

Cleared derivatives — For cleared OTC derivatives, margin requirements are determined by the DCO, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  The FHLBNY was not subject to additional margin calls by its clearing agents at June 30, 2014 or December 31, 2013.

Collateral and margin posted - The FHLBNY had posted cash collateral of $1.3 billion and $1.5 billion to swap dealers and a DCO to cover the potential nonperformance risk of the FHLBNY with respect to derivatives in a fair value liability positions at June 30, 2014 and December 31, 2013.  The fair values of our derivative instruments that were in a net liability position at June 30, 2014 and December 31, 2013 was approximately $344.6 million and $349.2 million after posting cash collateral at those dates.  On the assumption we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $49.9 million at June 30, 2014 and $78.1 million at December 31, 2013.   Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

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

For derivatives in a liability position, only notional amounts are presented below.  If a counterparty’s notional amount exceeds 10% of the total notional of all counterparties, its country of domicile is reported, otherwise counterparties are aggregated by country of domicile.  (dollars in thousands):

Table 9.6:                                       FHLBNY Exposure Concentration (a)

		June 30, 2014
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total
Counterparties	U.S.A.	$55,082,399	50.40%	$44,795	95.25%
Counterparties	France	3,597,000	3.29	—	—
Counterparties	Canada	1,000,000	0.92	4	0.01
Members and Delivery Commitments		142,313	0.13	2,231	4.74

Total Credit Exposure (Fair values, net) - Balance sheet assets		59,821,712	54.74	$47,030	100.00%

Counterparties (Liability position)
Counterparties below 10% aggregate by country
	U.S.A.	28,255,718	25.85
	United Kingdom	10,574,662	9.68
	Germany	7,714,400	7.06
	Switzerland	2,733,163	2.50
	Canada	173,000	0.16
	France	15,000	0.01
		49,465,943	45.26

		$109,287,655	100.00%

		December 31, 2013
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total
Counterparties	U.S.A.	$32,939,778	30.03%	$35,464	81.90%
Counterparties	France	4,094,000	3.73	4,616	10.66
Counterparties	Canada	1,000,000	0.91	125	0.29
Members and Delivery Commitments		137,563	0.13	3,097	7.15

Total Credit Exposure (Fair values, net) - Balance sheet assets		38,171,341	34.80	$43,302	100.00%

Counterparties (Liability position)
Counterparty in excess of 10% (one counterparty)	Germany	12,346,400	11.26

Counterparties below 10% aggregate by country
	U.S.A.	38,904,137	35.47
	United Kingdom	11,624,591	10.60
	Switzerland	8,440,935	7.70
	Canada	173,000	0.16
	France	15,000	0.01
		71,504,063	65.20

		$109,675,404	100.00%

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

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 9.7:                                       Notional and Fair Value by Contractual Maturity (in thousands):

	June 30, 2014		December 31, 2013
	Notional	Fair Value	Notional	Fair Value

Maturity less than one year	$45,645,865	$(13,808)	$52,018,032	$(4,585)
Maturity from one year to less than three years	31,156,724	(676,208)	26,272,581	(664,252)
Maturity from three years to less than five years	16,250,818	(472,167)	15,286,583	(686,696)
Maturity from five years or greater	16,221,935	(408,830)	16,090,645	(417,094)
Delivery Commitments	12,313	58	7,563	(29)
	$109,287,655	$(1,570,955)	$109,675,404	$(1,772,656)

(a)               Derivative fair values were in a net liability position at the two dates.

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

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2014	$1,777	$76,001	$74,224
March 31, 2014	1,551	75,381	73,830
December 31, 2013	1,699	74,445	72,746

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2014	$8,939	$27,457	$18,518
March 31, 2014	12,185	30,575	18,390
December 31, 2013	10,349	29,367	19,018

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
June 30, 2014	$2,937	$27,214	$24,277
March 31, 2014	3,367	30,347	26,980
December 31, 2013	2,953	29,410	26,457

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

Finance Agency regulations also state that the FHLBanks must maintain, free from any lien or pledge, the following types of assets in an amount at least equal to the amount of consolidated obligations outstanding: Cash; Obligations of, or fully guaranteed by, the United States; Secured advances; Mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States; and investments described in section 16(a) of the FHLBank Act, including securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

Cash flows

Cash and due from banks was $7.2 billion at June 30, 2014, compared to $15.3 billion at December 31, 2013.  The following discussion highlights the major activities and transactions that affected our cash flows.  See Table 5.12 for a fuller understanding of cash held at the FRBNY.  Also see Statements of Cash Flows in the financial statements.

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

Net cash provided by operating activities was $255.1 million in six months ended June 30, 2014, compared to $228.4 million in same period in 2013.  Net income was $152.3 million in the 2014 period, and $154.5 million in the 2013 period.  Net cash flows were higher than Net income largely as a result of adjustments for noncash items, fair value adjustments on derivatives and hedging activities, amortization of premiums and discounts on assets and liabilities, net changes in accrued interest receivable, and derivative financing elements.

Derivative financing elements have been a significant favorable reporting adjustment to Operating cash flows in each period in this report.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts classified within the Statements of Cash Flows as Financing activities rather than Operating activities were $118.5 million in the 2014 period, compared to $113.4 million in the 2013 period.  They represented interest payments to certain swap counterparties for the off-market swaps, and these cash outflows are not considered outflows from Operating expenses, rather as a component of Financing activities.

Cash flows from investing activities — Investing activities were a net user of cash of $7.6 billion and $16.0 billion in the 2014 and 2013 periods.  In both periods, growth in advances borrowed by members exceeded funds collected from maturing advances by $6.2 billion and $10.0 billion in the 2014 and 2013 periods.  In the 2014 period, investment in overnight Federal funds sold and securities purchased under agreements to resell totaled $1.6 billion compared to $7.3 billion in the 2013 period.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Outstanding at end of the period (a)	$43,225,476	$45,870,470	$28,998,250	$32,650,000
Weighted-average rate at end of the period	0.07%	0.07%	0.13%	0.12%
Average outstanding for the period (a)	$36,970,123	$36,872,187	$31,715,830 (b)	$22,102,671 (b)
Weighted-average rate for the period	0.07%	0.08%	0.13%	0.13%
Highest outstanding at any month-end (a)	$43,225,476	$45,870,470	$33,847,000	$32,650,000

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

Money Market Mutual Fund Reform. On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, among other things, will:

•                  require institutional prime money market funds to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•                  allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•                  include enhanced diversification, disclosure and stress-testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLB consolidated obligations as liquid assets. FHLB consolidated discount notes continue to be included in the definition of “daily liquid assets”, and the definition of “weekly liquid assets” continues to include FHLB consolidated discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations on demand for FHLB consolidated obligations is unknown.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, the June 2013, September 2013, December 2013, March 2014 and June 2014 rates were too low for a meaningful parallel down-shock measurement.

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

•                 KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points.  KRD exposure has largely remained unchanged year-over-year.

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the second quarter of 2013 and the second quarter of 2014):

	Base Case DOE	-200bps DOE	+200bps DOE
June 30, 2014	-0.50	N/A	1.26
March 31, 2014	-0.10	N/A	1.27
December 31, 2013	0.60	N/A	1.46
September 30, 2013	1.11	N/A	1.70
June 30, 2013	0.81	N/A	2.25

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

One Year Re-pricing Gap
June 30, 2014	$6.052 Billion
March 31, 2014	$5.804 Billion
December 31, 2013	$5.747 Billion
September 30, 2013	$6.406 Billion
June 30, 2013	$6.182 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2013 and the second quarter of 2014):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
June 30, 2014	N/A	6.08%
March 31, 2014	N/A	10.09%
December 31, 2013	N/A	12.12%
September 30, 2013	N/A	15.45%
June 30, 2013	N/A	14.61%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2013 and the second quarter of 2014):

	Down- shock Change in MVE	+200bps Change in MVE
June 30, 2014	N/A	-0.84%
March 31, 2014	N/A	-1.16%
December 31, 2013	N/A	-2.16%
September 30, 2013	N/A	-2.50%
June 30, 2013	N/A	-3.37%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of June 30, 2014 and December 31, 2013 (in thousands):

	Interest Rate Sensitivity
	June 30, 2014
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$16,803	$125	$433	$337	$1,036
MBS Investments	6,292	258	978	1,966	3,781
Adjustable-rate loans and advances	30,064	—	—	—	—
Net unswapped	53,159	383	1,411	2,303	4,817

Fixed-rate loans and advances	18,038	5,408	19,206	11,769	10,458
Swaps hedging advances	42,165	(3,007)	(17,854)	(11,019)	(10,285)
Net fixed-rate loans and advances	60,203	2,401	1,352	750	173

Total interest-earning assets	$113,362	$2,784	$2,763	$3,053	$4,990

Interest-bearing liabilities:
Deposits	$1,720	$13	$—	$—	$—

Discount notes	42,530	695	—	—	—
Swapped discount notes	(1,106)	(150)	—	—	1,256
Net discount notes	41,424	545	—	—	1,256

Consolidated Obligation Bonds
FHLB bonds	29,017	18,752	14,126	6,298	6,805
Swaps hedging bonds	36,676	(18,053)	(11,858)	(3,079)	(3,686)
Net FHLB bonds	65,693	699	2,268	3,219	3,119

Total interest-bearing liabilities	$108,837	$1,257	$2,268	$3,219	$4,375
Post hedge gaps (a):
Periodic gap	$4,525	$1,527	$495	$(166)	$615
Cumulative gaps	$4,525	$6,052	$6,547	$6,381	$6,996

	Interest Rate Sensitivity
	December 31, 2013
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$23,566	$130	$434	$344	$963
MBS Investments	6,329	232	913	1,712	4,264
Adjustable-rate loans and advances	26,162	—	—	—	—
Net unswapped	56,057	362	1,347	2,056	5,227

Fixed-rate loans and advances	18,323	3,945	17,980	11,896	10,433
Swaps hedging advances	39,983	(1,663)	(16,882)	(11,194)	(10,244)
Net fixed-rate loans and advances	58,306	2,282	1,098	702	189

Total interest-earning assets	$114,363	$2,644	$2,445	$2,758	$5,416

Interest-bearing liabilities:
Deposits	$1,892	$15	$—	$—	$—

Discount notes	44,286	1,584	—	—	—
Swapped discount notes	(1,256)	—	—	—	1,256
Net discount notes	43,030	1,584	—	—	1,256

Consolidated Obligation Bonds
FHLB bonds	30,066	19,571	11,372	4,671	7,329
Swaps hedging bonds	33,741	(18,639)	(9,191)	(2,130)	(3,781)
Net FHLB bonds	63,807	932	2,181	2,541	3,548

Total interest-bearing liabilities	$108,729	$2,531	$2,181	$2,541	$4,804
Post hedge gaps (a):
Periodic gap	$5,634	$113	$264	$217	$612
Cumulative gaps	$5,634	$5,747	$6,011	$6,228	$6,840

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of June 30, 2014.  Based on this evaluation, they concluded that as of June 30, 2014, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

10.01	Federal Home Loan Bank of New York 2014 Incentive Compensation Plan (a)	X

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.01

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Statements of Condition (Unaudited) at June 30, 2014, and December 31, 2013; (ii) Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013 (iv) Statements of Capital (Unaudited) for the Six Months Ended June 30, 2014 and 2013; (v) Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and 2013; and (vi) Notes to Financial Statements.

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

Date: August 8, 2014