Form 10-Q
period 2014-09-30
Federal Home Loan Bank of New York
filed 2014-11-07
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2014 was 56,165,672.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
Assets
Cash and due from banks (Note 3)	$3,662,513	$15,309,998
Federal funds sold (Note 4)	5,769,000	5,986,000
Available-for-sale securities, net of unrealized gains of $16,071 at September 30, 2014 and $14,505 at December 31, 2013 (Note 6)	1,305,937	1,562,541
Held-to-maturity securities (Note 5)	12,803,968	12,535,928
Advances (Note 7) (Includes $20,214,853 at September 30, 2014 and $19,205,399 at December 31, 2013 at fair value under the fair value option)	99,549,842	90,765,017
Mortgage loans held-for-portfolio, net of allowance for credit losses of $5,119 at September 30, 2014 and $5,697 at December 31, 2013 (Note 8)	2,037,455	1,927,623
Accrued interest receivable	169,558	173,573
Premises, software, and equipment	11,061	11,808
Derivative assets (Note 15)	43,680	43,302
Other assets	14,870	17,115

Total assets	$125,367,884	$128,332,905

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$2,072,072	$1,865,399
Non-interest-bearing demand	8,608	25,941
Term	31,000	38,000

Total deposits	2,111,680	1,929,340

Consolidated obligations, net (Note 10)
Bonds (Includes $21,099,223 at September 30, 2014 and $22,868,401 at December 31, 2013 at fair value under the fair value option)	79,919,721	73,275,312
Discount notes (Includes $6,901,321 at September 30, 2014 and $4,260,635 at December 31, 2013 at fair value under the fair value option)	36,067,199	45,870,470

Total consolidated obligations	115,986,920	119,145,782

Mandatorily redeemable capital stock (Note 12)	19,330	23,994

Accrued interest payable	125,780	112,047
Affordable Housing Program (Note 11)	113,755	123,060
Derivative liabilities (Note 15)	303,394	349,150
Other liabilities	144,861	163,878

Total liabilities	118,805,720	121,847,251

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares:
55,980 at September 30, 2014 and 55,714 at December 31, 2013	5,597,994	5,571,400
Retained earnings
Unrestricted	858,117	841,412
Restricted (Note 12)	204,691	157,114
Total retained earnings	1,062,808	998,526
Total accumulated other comprehensive loss	(98,638)	(84,272)

Total capital	6,562,164	6,485,654

Total liabilities and capital	$125,367,884	$128,332,905

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2014 and 2013

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income
Advances, net (Note 7)	$127,019	$113,623	$354,236	$324,396
Interest-bearing deposits (Note 4)	249	313	759	1,712
Securities purchased under agreements to resell (Note 4)	163	—	311	—
Federal funds sold (Note 4)	2,885	2,335	7,277	9,731
Available-for-sale securities (Note 6)	2,567	3,887	8,279	12,998
Held-to-maturity securities (Note 5)	66,876	60,335	198,384	178,509
Mortgage loans held-for-portfolio (Note 8)	18,120	17,026	53,137	50,832
Loans to other FHLBanks (Note 18)	1	5	4	23

Total interest income	217,880	197,524	622,387	578,201

Interest expense
Consolidated obligations-bonds (Note 10)	81,410	73,557	236,818	221,129
Consolidated obligations-discount notes (Note 10)	19,280	17,620	53,301	51,708
Deposits (Note 9)	138	134	425	445
Mandatorily redeemable capital stock (Note 12)	223	250	728	732
Cash collateral held and other borrowings (Note 18)	17	—	28	4

Total interest expense	101,068	91,561	291,300	274,018

Net interest income before provision for credit losses	116,812	105,963	331,087	304,183

(Reversal)/Provision for credit losses on mortgage loans	(50)	(151)	(23)	54

Net interest income after provision for credit losses	116,862	106,114	331,110	304,129

Other income (loss)
Service fees and other	2,010	2,514	6,597	7,453
Instruments held at fair value - Unrealized gains (losses) (Note 16)	1,368	(5,468)	3,857	5,454
Net realized and unrealized (losses) gains on derivatives and hedging activities (Note 15)	(565)	(12,092)	(4,361)	2,167
Losses from extinguishment of debt	—	—	(438)	(8,913)

Total other income (loss)	2,813	(15,046)	5,655	6,161

Other expenses
Operating	6,323	6,729	20,380	20,751
Compensation and benefits	14,770	13,172	41,715	40,579
Finance Agency and Office of Finance	3,432	2,911	10,270	9,002

Total other expenses	24,525	22,812	72,365	70,332

Income before assessments	95,150	68,256	264,400	239,958

Affordable Housing Program Assessments (Note 11)	9,537	6,920	26,513	24,138

Net income	$85,613	$61,336	$237,887	$215,820

Basic earnings per share (Note 13)	$1.53	$1.15	$4.30	$4.43

Cash dividends paid per share	$1.01	$0.99	$3.17	$3.11

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2014 and 2013

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net Income	$85,613	$61,336	$237,887	$215,820
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities
Unrealized gains (losses)	1,079	(5,501)	1,566	(8,543)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Accretion of non-credit portion of OTTI	2,298	2,511	6,962	7,760
Net unrealized gains/losses relating to hedging activities
Unrealized gains (losses)	8,999	1,436	(31,714)	75,474
Reclassification of losses included in net income	739	780	2,209	2,642
Total net unrealized gains (losses) relating to hedging activities	9,738	2,216	(29,505)	78,116
Pension and postretirement benefits	72	381	6,611	1,142
Total other comprehensive income (loss)	13,187	(393)	(14,366)	78,475
Total comprehensive income	$98,800	$60,943	$223,521	$294,295

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital - Unaudited (In thousands, Except Per Share Data)

For the Nine Months Ended September 30, 2014 and 2013

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2012	47,975	$4,797,457	$797,567	$96,185	$893,752	$(199,380)	$5,491,829

Proceeds from issuance of capital stock	31,925	3,192,451	—	—	—	—	3,192,451
Repurchase/redemption of capital stock	(25,028)	(2,502,805)	—	—	—	—	(2,502,805)
Shares reclassified to mandatorily redeemable capital stock	(45)	(4,452)	—	—	—	—	(4,452)
Cash dividends ($3.11 per share) on capital stock	—	—	(146,194)	—	(146,194)	—	(146,194)
Comprehensive income	—	—	172,502	43,318	215,820	78,475	294,295

Balance, September 30, 2013	54,827	$5,482,651	$823,875	$139,503	$963,378	$(120,905)	$6,325,124

Balance, December 31, 2013	55,714	$5,571,400	$841,412	$157,114	$998,526	$(84,272)	$6,485,654

Proceeds from issuance of capital stock	30,634	3,063,367	—	—	—	—	3,063,367
Repurchase/redemption of capital stock	(30,368)	(3,036,773)	—	—	—	—	(3,036,773)
Cash dividends ($3.17 per share) on capital stock	—	—	(173,605)	—	(173,605)	—	(173,605)
Comprehensive income (loss)	—	—	190,310	47,577	237,887	(14,366)	223,521

Balance, September 30, 2014	55,980	$5,597,994	$858,117	$204,691	$1,062,808	$(98,638)	$6,562,164

(a)       Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013
Operating activities

Net Income	$237,887	$215,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(19,642)	55,500
Concessions on consolidated obligations	3,913	3,120
Premises, software, and equipment	2,588	2,778
(Reversal)/Provision for credit losses on mortgage loans	(23)	54
Change in net fair value adjustments on derivatives and hedging activities	228,445	99,455
Change in fair value adjustments on financial instruments held at fair value	(3,857)	(5,454)
Losses from extinguishment of debt	438	8,913
Net change in:
Accrued interest receivable	2,003	2,386
Derivative assets due to accrued interest	5,911	16,256
Derivative liabilities due to accrued interest	(5,454)	(10,118)
Other assets	3,789	3,840
Affordable Housing Program liability	(9,304)	(15,156)
Accrued interest payable	11,822	15,897
Other liabilities	(13,946)	(3,251)
Total adjustments	206,683	174,220
Net cash provided by operating activities	444,570	390,040
Investing activities
Net change in:
Interest-bearing deposits	361,600	843,540
Federal funds sold	217,000	(787,000)
Deposits with other FHLBanks	(174)	(289)
Premises, software, and equipment	(1,841)	(3,234)
Held-to-maturity securities:
Purchased	(1,126,208)	(2,520,273)
Repayments	861,037	1,581,182
Available-for-sale securities:
Purchased	(4,068)	—
Repayments	262,666	612,928
Proceeds from sales	875	600
Advances:
Principal collected	510,360,774	416,091,032
Made	(519,640,893)	(430,560,383)
Mortgage loans held-for-portfolio:
Principal collected	135,108	262,917
Purchased	(250,244)	(361,866)
Proceeds from sales of REO	2,074	1,139
Net cash used in investing activities	(8,822,294)	(14,839,707)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013
Financing activities
Net change in:
Deposits and other borrowings	$274,064	$(461,710)
Derivative contracts with financing element	(178,320)	(176,368)
Consolidated obligation bonds:
Proceeds from issuance	51,924,707	49,700,218
Payments for maturing and early retirement	(45,334,320)	(43,641,524)
Net payments on bonds transferred to other FHLBanks (a)	—	(28,943)
Consolidated obligation discount notes:
Proceeds from issuance	142,136,721	128,770,058
Payments for maturing	(151,940,938)	(116,283,842)
Capital stock:
Proceeds from issuance of capital stock	3,063,367	3,192,451
Payments for repurchase/redemption of capital stock	(3,036,773)	(2,502,805)
Redemption of mandatorily redeemable capital stock	(4,664)	(3,977)
Cash dividends paid (b)	(173,605)	(146,194)
Net cash (used in) provided by financing activities	(3,269,761)	18,417,364
Net (decrease)/increase in cash and due from banks	(11,647,485)	3,967,697
Cash and due from banks at beginning of the period	15,309,998	7,553,188
Cash and due from banks at end of the period	$3,662,513	$11,520,885

Supplemental disclosures:
Interest paid	$281,132	$283,199
Affordable Housing Program payments (c)	$35,818	$39,294
Transfers of mortgage loans to real estate owned	$2,635	$2,317

(a)	For information about bonds transferred (to)/from FHLBanks and other related party transactions, see Note 18. Related Party Transactions.
(b)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are reported as interest expense.
(c)	AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

Recently Adopted Significant Accounting Policies

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  On April 9, 2012, the Federal Housing Finance Agency (“FHFA”), the FHLBank’s regulator, issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that establishes adverse classification, identification of Special Mention assets and off-balance sheet credit exposures.  The guidance is expected to be applied prospectively.  The FHFA issued additional guidance that extended the effective date of classification aspects of this Advisory Bulletin to January 1, 2014.  Adoption in the first quarter of 2014 had no impact on the results of operations, financial condition or cash flows.

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

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  On June 12, 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The FASB’s objective in issuing the amendments in this ASU is to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions.  Stakeholders expressed concern that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity.  Under current U.S. GAAP, repurchase agreements that mature at the same time as the transferred financial asset (a repurchase-to-maturity transaction) generally are not considered to maintain the transferor’s effective control.

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

Revenue recognition.  On May 28, 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers.  The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and improve comparability of revenue recognition practices across entities and industries, provide a more useful information to users of financial statements through improved disclosure requirements.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  The FHLBNY is in the process of evaluating this guidance, but does not expect adoption will have a material effect on its financial condition, results of operations and cash flows.

Foreclosed and Repossessed Assets.

On January 17, 2014, the FASB issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The ASU clarifies Foreclosed and Repossessed Assets, and provides guidance when consumer mortgage loans collateralized by real estate should be reclassified to Real Estate Owned (“REO”).  Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

On August 8, 2014, the FASB issued ASU No. 2014-14, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.

ASU 2014-04 and ASU 2014-14 will be effective for interim and annual periods beginning after December 15, 2014, and is not expected to have a material effect on the FHLBNY.

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

Pass-through Deposit Reserves

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $71.1 million and $76.3 million as of September 30, 2014 and December 31, 2013.  The Bank includes member reserve balances in Other liabilities in the Statements of Condition.

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

At September 30, 2014 and December 31, 2013, the FHLBNY had deposited $1.1 billion and $1.5 billion with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  See Credit Risk due to nonperformance by counterparties in Note 15.  Derivatives and Hedging Activities.

Securities purchased under agreements to resell — As part of the FHLBNY’s banking activities, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which marketable securities are taken as collateral.  The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral.  The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable.  The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  Under these agreements, the FHLBNY would not have the right to re-pledge the securities received.  Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.  There were no outstanding balances at September 30, 2014 and December 31, 2013.  Transaction balances averaged $1.3 billion and $885.3 million in the three and nine months ended September 30, 2014 and $72.9 million in the twelve months ended December 31, 2013.  There were no transactions for the three and nine months ended September 30, 2013.

Interest income from securities purchased under agreements to resell were $163 thousand and $311 thousand for the three and nine months ended September 30, 2014.

Note   5.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	September 30, 2014
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value

Pools of Mortgages
Fannie Mae	$252,476	$—	$252,476	$23,055	$—	$275,531
Freddie Mac	74,081	—	74,081	5,741	—	79,822
Total pools of mortgages	326,557	—	326,557	28,796	—	355,353

Collateralized Mortgage Obligations/Real
Estate Mortgage Investment Conduits
Fannie Mae	2,932,206	—	2,932,206	24,636	(880)	2,955,962
Freddie Mac	1,959,435	—	1,959,435	17,262	—	1,976,697
Ginnie Mae	34,275	—	34,275	485	—	34,760
Total CMOs/REMICs	4,925,916	—	4,925,916	42,383	(880)	4,967,419

Commercial Mortgage-Backed Securities
Fannie Mae	1,941,615	—	1,941,615	11,776	(9,915)	1,943,476
Freddie Mac	4,464,235	—	4,464,235	131,507	(16,521)	4,579,221
Total commercial mortgage-backed securities	6,405,850	—	6,405,850	143,283	(26,436)	6,522,697

Non-GSE MBS (b)
CMOs/REMICs	37,230	(413)	36,817	1,786	(763)	37,840

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	97,952	—	97,952	2,772	—	100,724
Home equity loans (insured) (c)	162,631	(33,903)	128,728	61,715	(159)	190,284
Home equity loans (uninsured)	102,410	(12,012)	90,398	13,423	(2,707)	101,114
Total asset-backed securities	362,993	(45,915)	317,078	77,910	(2,866)	392,122

Total MBS	12,058,546	(46,328)	12,012,218	294,158	(30,945)	12,275,431

Other
State and local housing finance agency obligations	791,750	—	791,750	578	(51,090)	741,238

Total Held-to-maturity securities	$12,850,296	$(46,328)	$12,803,968	$294,736	$(82,035)	$13,016,669

	December 31, 2013
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$307,818	$—	$307,818	$23,973	$—	$331,791
Freddie Mac	90,889	—	90,889	5,883	—	96,772
Total pools of mortgages	398,707	—	398,707	29,856	—	428,563

Collateralized Mortgage Obligations/Real
Estate Mortgage Investment Conduits
Fannie Mae	3,218,994	—	3,218,994	9,270	(13,919)	3,214,345
Freddie Mac	2,151,418	—	2,151,418	11,664	(5,065)	2,158,017
Ginnie Mae	43,565	—	43,565	591	—	44,156
Total CMOs/REMICs	5,413,977	—	5,413,977	21,525	(18,984)	5,416,518

Commercial Mortgage-Backed Securities
Fannie Mae	1,663,465	—	1,663,465	6,798	(33,780)	1,636,483
Freddie Mac	3,942,932	—	3,942,932	94,191	(56,693)	3,980,430
Total commercial mortgage-backed securities	5,606,397	—	5,606,397	100,989	(90,473)	5,616,913

Non-GSE MBS (b)
CMOs/REMICs	50,260	(608)	49,652	1,653	(488)	50,817

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	112,115	—	112,115	2,766	—	114,881
Home equity loans (insured) (c)	177,641	(38,664)	138,977	62,492	(196)	201,273
Home equity loans (uninsured)	115,242	(14,019)	101,223	14,704	(3,162)	112,765
Total asset-backed securities	404,998	(52,683)	352,315	79,962	(3,358)	428,919

Total MBS	11,874,339	(53,291)	11,821,048	233,985	(113,303)	11,941,730

Other
State and local housing finance agency obligations	714,880	—	714,880	758	(53,984)	661,654

Total Held-to-maturity securities	$12,589,219	$(53,291)	$12,535,928	$234,743	$(167,287)	$12,603,384

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

Securities Pledged

At September 30, 2014 and December 31, 2013, the FHLBNY had pledged MBS with an amortized cost basis of $10.6 million and $11.7 million to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.

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

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$277,500	$(51,090)	$277,500	$(51,090)
MBS Investment Securities
MBS-GSE
Fannie Mae	536,858	(2,642)	372,420	(8,153)	909,278	(10,795)
Freddie Mac	822,002	(2,083)	555,966	(14,438)	1,377,968	(16,521)
Total MBS-GSE	1,358,860	(4,725)	928,386	(22,591)	2,287,246	(27,316)
MBS-Private-Label	—	—	65,406	(3,307)	65,406	(3,307)
Total MBS	1,358,860	(4,725)	993,792	(25,898)	2,352,652	(30,623)
Total	$1,358,860	$(4,725)	$1,271,292	$(76,988)	$2,630,152	$(81,713)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$281,191	$(53,984)	$281,191	$(53,984)
MBS Investment Securities
MBS-GSE
Fannie Mae	2,492,985	(47,699)	—	—	2,492,985	(47,699)
Freddie Mac	2,085,947	(61,758)	—	—	2,085,947	(61,758)
Total MBS-GSE	4,578,932	(109,457)	—	—	4,578,932	(109,457)
MBS-Private-Label	3,923	(3)	222,988	(3,990)	226,911	(3,993)
Total MBS	4,582,855	(109,460)	222,988	(3,990)	4,805,843	(113,450)
Total	$4,582,855	$(109,460)	$504,179	$(57,974)	$5,087,034	$(167,434)

At September 30, 2014 and December 31, 2013, the Bank’s investments in housing finance agency bonds had gross unrealized losses totaling $51.1 million and $54.0 million.  These gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of September 30, 2014, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the Bank from losses based on current expectations.  As a result, the Bank expects to recover the entire amortized cost basis of these securities.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$46,860	$45,684	$52,155	$50,490
Due after five years through ten years	48,515	47,903	48,915	47,690
Due after ten years	696,375	647,651	613,810	563,474
State and local housing finance agency obligations	791,750	741,238	714,880	661,654

Mortgage-backed securities
Due in one year or less	—	—	19	19
Due after one year through five years	2,411,902	2,439,690	1,665,395	1,692,238
Due after five years through ten years	4,126,704	4,221,404	4,119,354	4,110,550
Due after ten years	5,519,940	5,614,337	6,089,571	6,138,923
Mortgage-backed securities	12,058,546	12,275,431	11,874,339	11,941,730

Total Held-to-maturity securities	$12,850,296	$13,016,669	$12,589,219	$12,603,384

(a)         Amortized cost is after adjusting for a net premium of $40.4 million and $42.5 million at September 30, 2014 and December 31, 2013.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	September 30, 2014		December 31, 2013
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,643,698	$1,643,038	$1,797,590	$1,796,510
Floating	3,305,888	3,305,888	3,646,140	3,646,140
Total CMO	4,949,586	4,948,926	5,443,730	5,442,650
CMBS
Fixed	5,036,873	5,036,873	4,753,307	4,753,307
Floating	1,368,977	1,368,977	853,090	853,090
Total CMBS	6,405,850	6,405,850	5,606,397	5,606,397
Pass Thru (a)
Fixed	622,289	577,514	735,333	684,110
Floating	80,821	79,928	88,879	87,891
Total Pass Thru	703,110	657,442	824,212	772,001
Total MBS	12,058,546	12,012,218	11,874,339	11,821,048
State and local housing finance agency obligations
Fixed	33,570	33,570	35,535	35,535
Floating	758,180	758,180	679,345	679,345
Total State and local housing finance agency obligations	791,750	791,750	714,880	714,880
Total Held-to-maturity securities	$12,850,296	$12,803,968	$12,589,219	$12,535,928

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

Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on 100% of non-agency PLMBS securities.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 24, 2014.  No credit related OTTI was identified in the first, second and third quarters of 2014 or in any periods in 2013.

The following table provides roll-forward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$36,250	$36,782	$36,543	$36,782
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(582)	—	(875)	—
Ending balance	$35,668	$36,782	$35,668	$36,782

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for private-label MBS at September 30, 2014 and December 31, 2013.

	Key Base Assumptions - All PLMBS at September 30, 2014
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-4.9	1.5	12.2-28.0	21.4	34.9-74.8	55.1
RMBS Alt-A (d)	1.0-8.3	1.8	2.0-9.1	5.7	30.0-30.0	30.0
HEL Subprime (e)	1.0-9.2	4.2	2.0-22.7	4.9	21.5-100.0	63.6
Manufactured Housing Loans	2.9-4.5	3.9	2.6-3.7	3.0	75.6-82.6	80.0

	Key Base Assumptions - All PLMBS at December 31, 2013
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.2-3.9	1.1	8.5-31.5	16.7	30.0-55.4	44.8
RMBS Alt-A (d)	0.0-8.7	1.8	2.0-9.9	5.6	0.0-30.0	29.9
HEL Subprime (e)	1.0-9.1	4.2	2.0-16.2	5.1	20.6-100.0	64.5
Manufactured Housing Loans	2.8-5.7	4.6	2.2-3.5	2.7	76.3-82.1	79.8

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

The carrying value of an AFS security equals its fair value, and at September 30, 2014 and December 31, 2013, no AFS security was Other-than-temporarily impaired.  The following table provides major security types (in thousands):

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$312	$—	$—	$312
Equity funds (a)	6,644	1,776	—	8,420
Fixed income funds (a)	4,994	148	(12)	5,130
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,235,265	13,721	—	1,248,986
CMBS-Floating	42,651	438	—	43,089
Total Available-for-sale securities	$1,289,866	$16,083	$(12)	$1,305,937

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$228	$—	$—	$228
Equity funds (a)	4,578	1,766	—	6,344
Fixed income funds (a)	3,757	111	(33)	3,835
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,496,375	12,326	(59)	1,508,642
CMBS-Floating	43,098	394	—	43,492
Total Available-for-sale securities	$1,548,036	$14,597	$(92)	$1,562,541

(a)         The Bank has a grantor trust to finance current and future payments for its employee supplemental pension plan.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values are readily available and investments are redeemable at short notice.  Realized gains and losses from investments in the funds were $86.6 thousand in the nine months ended September 30, 2014.

Unrealized Losses — MBS Classified as AFS Securities (in thousands):

At September 30, 2014, there were no MBS designated as AFS that were in an unrealized loss position.  The following table summarizes unrealized losses at December 31, 2013 (in thousands):

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after five years through ten years	$42,651	$43,089	$43,098	$43,492
Due after ten years	1,235,265	1,248,986	1,496,375	1,508,642
Fixed income/bond funds, equity funds and cash equivalents (b)	11,950	13,862	8,563	10,407

Total Available-for-sale securities	$1,289,866	$1,305,937	$1,548,036	$1,562,541

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trust are determined to be redeemable at short notice.

(c)          Amortized cost is net of unamortized (discounts) and premiums of ($4.1) million and ($5.2) million at September 30, 2014 and December 31, 2013.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$1,235,265	$1,248,986	$1,496,375	$1,508,642
CMBS floating - LIBOR	42,651	43,089	43,098	43,492

Total Mortgage-backed securities (a)	$1,277,916	$1,292,075	$1,539,473	$1,552,134

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 7.                                                               Advances.

The Bank offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2014			December 31, 2013
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$655	1.05%	—%	$—	—%	—%
Due in one year or less	42,994,318	0.62	43.86	42,186,651	0.67	47.54
Due after one year through two years	16,993,841	2.11	17.34	10,190,479	1.64	11.48
Due after two years through three years	13,925,764	1.84	14.21	11,578,265	2.94	13.05
Due after three years through four years	9,504,145	2.12	9.70	7,990,999	2.79	9.00
Due after four years through five years	3,350,772	1.84	3.42	5,302,717	2.54	5.98
Thereafter	11,248,224	2.86	11.47	11,488,489	2.82	12.95

Total par value	98,017,719	1.49%	100.00%	88,737,600	1.66%	100.00%

Hedge valuation basis adjustments (b)	1,517,271			2,022,018
Fair value option valuation adjustments and accrued interest (c)	14,852			5,399

Total	$99,549,842			$90,765,017

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19.  Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 17.2% and 18.5% of total advances at September 30, 2014 and December 31, 2013.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of September 30, 2014 and December 31, 2013, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$337,592	16.85%	$369,280	19.46%
Fixed long-term single-family mortgages	1,666,453	83.15	1,528,033	80.54
Multi-family mortgages	64	—	65	—

Total par value	2,004,109	100.00%	1,897,378	100.00%

Unamortized premiums	39,087		37,086
Unamortized discounts	(2,647)		(2,966)
Basis adjustment (b)	2,025		1,822

Total mortgage loans held-for-portfolio	2,042,574		1,933,320
Allowance for credit losses	(5,119)		(5,697)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,037,455		$1,927,623

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $21.0 million and $19.7 million at September 30, 2014 and December 31, 2013.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fee accrued was $0.4 million and $1.3 million for the three and nine months ended September 30, 2014 and $0.5 million and $1.3 million for the three and nine months ended September 30, 2013.  These fees were reported as a reduction to mortgage loan interest income.

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

Credit Enhancement Fees

The credit enhancement fee (“CE fees”) due to the PFI for taking on a credit enhancement obligation is accrued based on the master commitments outstanding, and for certain MPF products the CE fees are held back for 12 months and then paid monthly to the PFIs.  Under the MPF agreements with PFIs, the FHLBNY may recover credit losses from future CE fees.  The FHLBNY does not consider CE fees when computing the allowance for credit losses.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment.  If a loss is incurred, the FHLBNY would withhold CE fee payments to the PFI associated with the loan that is in a loss position.  The amount withheld would be commensurate with the credit loss and the loss layer for which the PFI has assumed the credit enhancement responsibility.  The FHLBNY’s loss experience has been insignificant and amounts of CE fees withheld have been insignificant.

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.

The following provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Allowance for credit losses:
Beginning balance	$5,388	$6,414	$5,697	$6,982
Charge-offs	(1,056)	(140)	(1,493)	(1,556)
Recoveries	837	203	938	846
(Reversal)/Provision for credit losses on mortgage loans	(50)	(151)	(23)	54
Ending balance	$5,119	$6,326	$5,119	$6,326

Ending balance, individually evaluated for impairment	$5,119	$6,326	$5,119	$6,326

			September 30, 2014	December 31, 2013
Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance (b)			$27,535	$28,321
Not impaired, no related allowance			1,871,773	1,793,895
Total uninsured mortgage loans			$1,899,308	$1,822,216

Collectively evaluated for impairment (c)
Impaired, with or without a related allowance			$1,288	$1,277
Not impaired, no related allowance			151,528	118,956
Total insured mortgage loans			$152,816	$120,233

(a)         Allowances for credit losses have generally remained flat or lower, in line with declining nonperforming loans, which is consistent with the stability in housing prices/liquidation values of real property securing impaired loans in the states of New York and New Jersey.

(b)         Loans considered impaired have remained relatively flat over the periods in this report, as delinquency rates have been stable.

(c)          FHA- and VA loans are collectively evaluated for impairment.  Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	September 30, 2014	December 31, 2013
Total Mortgage loans, net of allowance for credit losses (a)	$2,037,455	$1,927,623
Non-performing mortgage loans - Conventional (b)	$24,536	$26,243
Insured MPF loans past due 90 days or more and still accruing interest (b)	$1,220	$1,218

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

The following table summarizes the recorded investment in impaired loans, the unpaid principal balance and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	September 30, 2014			Three months ended September 30, 2014	Nine months ended September 30, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment
With no related allowance:
Conventional MPF Loans (a)(b)	$9,671	$9,650	$—	$9,805	$9,603
With an allowance:
Conventional MPF Loans (a)	17,864	17,861	5,119	17,927	18,841
Total Conventional MPF Loans (a)	$27,535	$27,511	$5,119	$27,732	$28,444

	December 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment
With no related allowance:
Conventional MPF Loans (a)(b)	$9,309	$9,282	$—	$10,180
With an allowance:
Conventional MPF Loans (a)	19,012	19,046	5,697	20,468
Total Conventional MPF Loans (a)	$28,321	$28,328	$5,697	$30,648

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

Mortgage Loans — Interest on Non-performing Loans

The FHLBNY’s interest contractually due and actually received for non-performing loans were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Interest contractually due (a)	$381	$425	$1,056	$1,222
Interest actually received	354	387	994	1,115
Shortfall	$27	$38	$62	$107

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

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investments, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	September 30, 2014			December 31, 2013
	Conventional	Insured	Other	Conventional	Insured		Other
Mortgage loans:	MPF Loans	Loans	Loans	MPF Loans	Loans		Loans
Past due 30 - 59 days	$19,467	$3,230	$—	$20,612	$1,947		$—
Past due 60 - 89 days	5,235	1,072	—	4,956	189		—
Past due 90 - 179 days	3,381	662	—	4,231	911		—
Past due 180 days or more	21,169	626	—	22,001	366		—
Total past due	49,252	5,590	—	51,800	3,413		—
Total current loans	1,849,992	147,226	64	1,770,350	116,820		66
Total mortgage loans	$1,899,244	$152,816	$64	$1,822,150	$120,233		$66
Other delinquency statistics:
Loans in process of foreclosure, included above	$14,415	$347	$—	$15,989	$236		$—
Number of foreclosures outstanding at period end	106	6	—	113	8		—
Serious delinquency rate (a)	1.30%	0.84%	—%	1.45%	1.06%		—%
Serious delinquent loans total used in calculation of serious delinquency rate	$24,672	$1,288	$—	$26,358	$1,277		$—
Past due 90 days or more and still accruing interest	$—	$1,288	$—	$—	$1,277		$—
Loans on non-accrual status	$24,550	$—	$—	$26,232	$—		$—
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$12,609	$444	$—	$9,511	$444	(b)	$—
Modified loans under MPF® program	$807	$—	$—	$817	$—		$—
Real estate owned	$2,161			$1,772

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Previously we had reported the data under the category “Modified loans under the MPF program”.

(c)          Loans discharged from Chapter 7 bankruptcies are considered as TDR.  In the 2013 periods, loans discharged from Chapter 13 were also included.  Balances at December 31, 2013 have been modified for the change in classification and had no impact on the financial statements other than the disclosure.

Troubled Debt Restructurings (“TDRs”) and MPF modification standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2013.  This modification plan was made available to homeowners currently in default or imminent danger of default.  As of September 30, 2014, four MPF loans had been modified under the plan.

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

Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balance was $0.5 million at September 30, 2014 and $0.4 million at December 31, 2013.

Forgiveness information —  Forgiveness information that would be required under the disclosure standards for loans deemed TDR has been omitted as the MPF modification program limits loan terms that can be modified for up to 36 months, after which period the borrower is required to adhere to the original terms of the loan.  Concessions were not significant.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $12.6 million and $9.5 million of such loans were outstanding at September 30, 2014 and December 31, 2013.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more.  Included in loans outstanding at September 30, 2014, $12.6 million of loans had been discharged from bankruptcy, and of that amount, $2.9 million were impaired due to their past due delinquency status.  The allowance for credit losses associated with those loans was $0.8 million.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	September 30, 2014			December 31, 2013
Recorded Investment Outstanding	Performing	Non- performing	Total TDR	Performing	Non- performing	Total TDR
Troubled debt restructurings (TDR) (a):
Loans discharged from bankruptcy	$9,745	$2,864	$12,609	$8,706	$805	$9,511	(b)
Modified loans under MPF® program	446	361	807	451	366	817	(b)
Total troubled debt restructurings	$10,191	$3,225	$13,416	$9,157	$1,171	$10,328
Related Allowance			$1,329			$592

(a) Insured loans were not included in the calculation for troubled debt restructuring.

(b) Loans discharged from Chapter 7 bankruptcy are considered as TDR.

Note 9.           Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  The following table summarizes deposits (in thousands):

	September 30, 2014	December 31, 2013
Interest-bearing deposits
Interest-bearing demand	$2,072,072	$1,865,399
Term (a)	31,000	38,000
Total interest-bearing deposits	2,103,072	1,903,399
Non-interest-bearing demand	8,608	25,941
Total deposits	$2,111,680	$1,929,340

(a)         Term deposits were for periods of one year or less.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits (a)	$2,103,072	0.03%	$1,903,399	0.04%
Non-interest-bearing deposits	8,608		25,941
Total deposits	$2,111,680		$1,929,340

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, was approximately $0.8 trillion as of September 30, 2014 and December 31, 2013.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	September 30, 2014	December 31, 2013
Percentage of unpledged qualifying assets to consolidated obligations	108%	108%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013

Consolidated obligation bonds-amortized cost	$79,503,264	$72,929,931
Hedge valuation basis adjustments (a)	311,972	261,480
Hedge basis adjustments on terminated hedges (b)	95,342	75,500
FVO (c) - valuation adjustments and accrued interest	9,143	8,401

Total Consolidated obligation-bonds	$79,919,721	$73,275,312

Discount notes-amortized cost	$36,064,053	$45,868,730
FVO (c) - valuation adjustments and remaining accretion	3,146	1,740

Total Consolidated obligation-discount notes	$36,067,199	$45,870,470

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

(c)    Valuation adjustments represent changes in the full fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2014			December 31, 2013
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$44,551,075	0.37%	56.05%	$47,718,425	0.35%	65.47%
Over one year through two years	13,561,540	0.61	17.06	9,307,800	1.05	12.77
Over two years through three years	8,009,090	0.97	10.08	3,097,960	1.22	4.25
Over three years through four years	3,773,115	1.87	4.75	2,182,390	2.15	2.99
Over four years through five years	2,678,820	1.49	3.37	2,672,340	1.41	3.67
Thereafter	6,908,060	2.50	8.69	7,907,210	2.34	10.85

Total par value	79,481,700	0.77%	100.00%	72,886,125	0.79%	100.00%

Bond premiums (b)	51,106			68,737
Bond discounts (b)	(29,542)			(24,931)
Hedge valuation basis adjustments (c)	311,972			261,480
Hedge basis adjustments on terminated hedges (d)	95,342			75,500
FVO (e) - valuation adjustments and accrued interest	9,143			8,401

Total Consolidated obligation-bonds	$79,919,721			$73,275,312

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of interest expense of $4.2 million and $22.1 million in the three and nine months ended September 30, 2014 and $13.4 million and $42.7 million for the same periods in 2013.

(c)          Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds in a benchmark hedge under a qualifying fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a hedging relationship.  The valuation basis at the time of hedge termination is being amortized as a yield adjustment through Interest expense.  Amortization recorded as interest expense was $0.9 million in the third quarter of 2014 compared to $0.7 million in the 2013 period.  For the nine months ended September 30, amortization recorded as interest expense was $2.4 million in the 2014 period, compared to $2.3 million in the 2013 period.

(e)          Valuation adjustments represent changes in the full fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$55,297,200	69.57%	$51,487,625	70.64%
Fixed-rate, callable	9,744,500	12.26	7,292,500	10.01
Step Up, callable	2,635,000	3.32	2,026,000	2.78
Step Down, callable	25,000	0.03	25,000	0.03
Single-index floating rate	11,780,000	14.82	12,055,000	16.54

Total par value	79,481,700	100.00%	72,886,125	100.00%

Bond premiums	51,106		68,737
Bond discounts	(29,542)		(24,931)
Hedge valuation basis adjustments (a)	311,972		261,480
Hedge basis adjustments on terminated hedges (b)	95,342		75,500
FVO (c) - valuation adjustments and accrued interest	9,143		8,401

Total Consolidated obligation-bonds	$79,919,721		$73,275,312

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

Discount Notes

Consolidated obligation - Discount notes are consolidated obligations with original maturities of up to one year.  Notes are issued at less than their face amount and redeemed at par when they mature.  The FHLBNY’s outstanding consolidated obligation - discount notes were as follows (dollars in thousands):

	September 30, 2014	December 31, 2013

Par value	$36,074,482	$45,876,381
Amortized cost	$36,064,053	$45,868,730
Fair value option valuation adjustments (a)	3,146	1,740
Total discount notes	$36,067,199	$45,870,470
Weighted average interest rate	0.08%	0.07%

(a)         Valuation adjustments represent changes in the full fair values of discount notes elected under the FVO.

Note 11. Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability set aside, see the Bank’s most recent Form 10-K filed on March 24, 2014.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Beginning balance	$120,243	$122,251	$123,060	$134,942
Additions from current period’s assessments	9,537	6,920	26,513	24,138
Net disbursements for grants and programs	(16,025)	(9,385)	(35,818)	(39,294)
Ending balance	$113,755	$119,786	$113,755	$119,786

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

The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets.  On July 2, 2014, the FHLBNY informed its membership of certain amendments to the FHLBNY’s Capital Plan (“Plan”).  The amendments to the Plan became effective on August 1, 2014, and reduced the capital stock purchase requirement for membership of the FHLBNY from 20 basis points to 15 basis points of members’ mortgage-related assets, subject to a $1,000 minimum.  On August 1, 2014, the FHLBNY repurchased $374.0 million of excess Membership stock as a result of the reduction in the Membership stock requirement.  The Bank remains in compliance with all capital requirements.

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

Risk-based Capital — The following table summarizes the Bank’s risk-based capital ratios (dollars in thousands):

	September 30, 2014		December 31, 2013
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a) (e)	$611,570	$6,680,132	$655,458	$6,593,921
Total capital-to-asset ratio	4.00%	5.33%	4.00%	5.14%
Total capital (b)	$5,014,715	$6,680,132	$5,133,316	$6,593,921
Leverage ratio	5.00%	7.99%	5.00%	7.71%
Leverage capital (c)	$6,268,394	$10,020,198	$6,416,645	$9,890,881

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	September 30, 2014	December 31, 2013

Redemption less than one year	$97	$4,081
Redemption from one year to less than three years	5,166	5,174
Redemption from three years to less than five years	11,573	12,028
Redemption from five years or greater	2,494	2,711

Total	$19,330	$23,994

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Beginning balance	$23,378	$25,437	$23,994	$23,143
Capital stock subject to mandatory redemption reclassified from equity	—	390	—	4,452
Redemption of mandatorily redeemable capital stock (a)	(4,048)	(2,209)	(4,664)	(3,977)
Ending balance	$19,330	$23,618	$19,330	$23,618
Accrued interest payable (b)	$214	$250	$214	$250

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rates were 4.05% for September 30, 2014 and 4.00% for September 30, 2013 on mandatorily redeemable capital stock.

Restricted Retained Earnings

Under the 12 FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), beginning with the third quarter of 2011, each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $204.7 million and $157.1 million as restricted retained earnings in the FHLBNY’s Capital at September 30, 2014 and December 31, 2013.

Note 13.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income	$85,613	$61,336	$237,887	$215,820

Net income available to stockholders	$85,613	$61,336	$237,887	$215,820

Weighted average shares of capital	56,118	53,484	55,489	48,929
Less: Mandatorily redeemable capital stock	(209)	(248)	(228)	(243)
Average number of shares of capital used to calculate earnings per share	55,909	53,236	55,261	48,686

Basic earnings per share	$1.53	$1.15	$4.30	$4.43

Note 14.                                                  Employee Retirement Plans.

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the Bank maintains a nonqualified Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The BEP is an unfunded plan. In the first quarter of 2014, the Board of Directors of the FHLBNY voted to make changes to the Pentegra DB Plan and the BEP plan effective July 1, 2014 for new employees hired on after the effective date; changes to the plans will reduce obligations and expenses for the new employees when the employees become eligible for the pension benefits, and changes had no significant impact on the financial obligations as of September 30, 2014 or expenses for the periods in this report.

The Bank has a Retiree Medical Benefit Plan for retired employees and for eligible employees.  The plan is an unfunded plan.  The Board of Directors of the FHLBNY voted to amend the plan in the first quarter of 2014, and employees were notified in late March 2014.  As a result, the Retiree Medical Benefits Plan will no longer be offered to active employees who will not have completed 10 years of employment service at the Bank and attained age 55 as of January 1, 2015, the effective date of the amendment.  For those employees who qualify to remain in the plan, the current Defined Dollar Plan subsidy will be reduced by 50% for all service earned after December 31,

2014, and the annual “Cost of Living Adjustment” will be eliminated.  The impact of the amendments to the postretirement health benefit plan is summarized in subsequent paragraphs.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Defined Benefit Plan	$1,950	$189	$2,435	$567
Benefit Equalization Plan (defined benefit)	872	989	2,616	2,967
Defined Contribution Plan	435	387	1,228	1,176
Postretirement Health Benefit Plan	(7)	383	506	1,151

Total retirement plan expenses	$3,250	$1,948	$6,785	$5,861

Postretirement Health Benefit Plan — Negative Plan Amendments

The Bank’s postretirement health benefit plan was amended in the first quarter of 2014.  The negative plan amendments (as defined in Accounting Standards Codification ASC 715-60-55) resulted in a reduction of $8.8 million in plan obligations.  Prior to the plan amendments, the net periodic benefit cost was estimated to be $2.0 million for 2014; after the amendments, the net periodic benefit cost is estimated to be $0.5 million for 2014.  No expenses were recorded in the second and third quarters of 2014, as amortization of gains due to plan amendments exceed service, interest and other costs.

The table below summarizes the impact of the amendments (in thousands):

Postretirement Health Benefit Plan — Plan Amendments

				Amounts Remaining in
				AOCI
	Net Periodic	Other	Postretirement		Prior
	Postretirement	Comprehensive	Benefit	Net	Service
	Benefit Cost	Income	Liability	Gain/Loss	Cost
Beginning of the period - December 31, 2013			$(20,428)	$3,047	$—
Plan amendment		$(8,821)	8,821	—	(8,821)

Recognition of components of net periodic
postretirement benefit cost:
Service cost	$218		(218)
Interest cost	248		(248)
Amortization of loss	53	(53)		(53)
Total net periodic postretirement benefit cost	519
Net loss		2,737	(2,737)	2,737
Total other comprehensive income		(6,137)
Benefit payments			185
Net change			5,803	2,684	(8,821)
End of the period - March 31, 2014			(14,625)	5,731	(8,821)

Recognition of components of net periodic postretirement benefit cost:
Service cost	70		(70)
Interest cost	145		(145)
Amortization of loss	239	(239)		(239)
Amortization of prior service credit	(460)	460			460
Total net periodic postretirement benefit cost	513
Total other comprehensive income		(5,916)
Benefit payments			166
Net change			(49)	(239)	460
End of the period - June 30, 2014			(14,674)	5,492	(8,361)

Recognition of components of net periodic postretirement benefit cost:
Service cost	70		(70)
Interest cost	144		(144)
Amortization of loss	238	(238)		(238)
Amortization of prior service credit	(459)	459			459
Total net periodic postretirement benefit cost	$506
Total other comprehensive income		$(5,695)
Benefit payments			166
Net change			(48)	(238)	459
End of the period - September 30, 2014			$(14,722)	$5,254	$(7,902)

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Service cost (benefits attributed to service during the period)	$70	$236	$358	$709
Interest cost on accumulated postretirement health benefit obligation	144	202	537	605
Amortization of loss/(gain)	238	106	530	319
Amortization of prior service (credit)/cost	(459)	(161)	(919)	(482)

Net periodic postretirement health benefit cost	$(7)	$383	$506	$1,151

Key assumptions and other information to determine obligation for the FHLBNY’s postretirement health benefit plan were as follows:

	September 30, 2014	December 31, 2013

Weighted average discount rate - December 31, 2013	4.73% (a)	4.73%
Weighted average discount rate - September 30, 2014	4.06% (b)

Health care cost trend rates:
Assumed for next year
Pre 65	8.00%	8.00%
Post 65	7.50%	7.50%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2022	2022
Post 65 Ultimate rate	5.00%	5.00%
Post 65 Year that ultimate rate is reached	2022	2022
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

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

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$177	$216	$531	$648
Interest cost	401	338	1,203	1,014
Amortization of unrecognized net loss/(gain)	307	448	921	1,345
Amortization of unrecognized past service liability	(13)	(13)	(39)	(40)

Net periodic benefit cost	$872	$989	$2,616	$2,967

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

Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges.  For more information, see Derivatives in Note 1. Significant Accounting Polices and Estimates in the Bank’s most recent Form 10-K filed on March 24, 2014.

The FHLBNY, consistent with the Finance Agency’s regulations, may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its interest rate exposure inherent in otherwise unhedged assets and funding positions.  The FHLBNY is not a derivatives dealer and does not trade derivatives for short-term profit.

The FHLBNY uses derivatives in three ways — by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”).

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

When such transactions qualify for hedge accounting, they are treated as a Cash flow hedge.  The interest-rate swap is recorded on the balance sheet and in AOCI at fair value.  Changes in fair values of the hedging derivatives are reflected in AOCI to the extent the hedges are effective.  Hedge ineffectiveness, if any, is recorded in current earnings.  Fair values in AOCI are reclassified into interest expense at the same time as when the interest expense from the discount note or the anticipated debt impacts interest income.  Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.  The two Cash flow strategies are described below:

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

Advances elected under the Fair Value Option — The FHLBNY has elected to carry certain variable-rate advances under the FVO.  Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the advance is reported in earnings, and provides a natural offset to the debt elected under the FVO.

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

Member Intermediation — To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding was $130.0 million at September 30, 2014 and December 31, 2013.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

Other Economic Hedges

The derivatives in economic hedges were considered freestanding and changes in the fair values of the swaps were recorded through income.  In general, economic hedges comprised of:

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

Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation

The following table presents the gross and net derivative receivables by contract type and amount for those derivative contracts for which netting is permissible under U.S. GAAP (“Derivative instruments — Nettable”).  Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting.  Where such a legal analysis has not been either sought or obtained, the receivables were not netted, and were reported as Derivative instruments - Not Nettable (in thousands):

	September 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$383,219	$1,756,255	$609,910	$2,378,650
Cleared derivatives	215,512	139,249	24,481	57,177
Total gross recognized amount	598,731	1,895,504	634,391	2,435,827
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(370,437)	(1,452,886)	(602,074)	(2,029,532)
Cleared derivatives	(184,634)	(139,249)	10,982	(57,177)
Total gross amounts of netting adjustments and cash collateral	(555,071)	(1,592,135)	(591,092)	(2,086,709)
Net amounts after offsetting adjustments
Bilateral derivatives	12,782	303,369	7,836	349,118
Cleared derivatives	30,878	—	35,463	—
Total net amounts after offsetting adjustments	43,660	303,369	43,299	349,118
Derivative instruments -Not Nettable
Delivery commitments (a)	20	25	3	32
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$43,680	$303,394	$43,302	$349,150
Non-cash collateral received or pledged not offset
Cannot be sold or repledged
Bilateral derivatives	$1,628	$—	$3,097	$—
Delivery commitments (a)	20	—	3	—
Total cannot be sold or repledged	1,648	—	3,100	—
Net unsecured amount
Bilateral derivatives	11,154	303,394	4,739	349,150
Cleared derivatives	30,878	—	35,463	—
Total Net unsecured amount (b)	$42,032	$303,394	$40,202	$349,150

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

(b)         Unsecured amounts represent Derivative assets and liabilities recorded in the Statements of Condition at September 30, 2014 and December 31, 2013.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.

Non-Cash collateral received or pledged not offset — Amounts represent exposure arising from derivative positions with member counterparties where we acted as an intermediary, and a small amount of delivery commitments (see footnote a).  Amounts are collateralized by pledged non-cash collateral, primarily 1-4 family housing collateral.

The gross derivative exposures as represented by derivatives in fair value gain positions before netting and offsetting cash collateral were $598.7 million and $634.4 million due at September 30, 2014 and December 31, 2013.  Fair values amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), totaled $555.1 million and $591.1 million at those dates.  These netting adjustments included $100.9 million and $4.0 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at September 30, 2014 and December 31, 2013.  The net exposures after offsetting adjustments were $43.7 million and $43.3 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts, and their exposure due to a default by the FHLBNY is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At September 30, 2014 and December 31, 2013, derivatives in a net unrealized loss positions, which represented the counterparties’ exposure, including the exposure of DCOs in cleared trades, to the potential non-performance risk of the FHLBNY, were $303.4 million and $349.2 million after deducting $1.1 billion and $1.5 billion of cash collateral posted by the FHLBNY at those dates to the exposed counterparties.  With respect to cleared derivatives, the DCO is also exposed to the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and those amounts were not significant.

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

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$79,499,982	$571,283	$1,825,185
Interest rate swaps-cash flow hedges	1,256,000	7,346	61,444
Total derivatives in hedging instruments	80,755,982	578,629	1,886,629

Derivatives not designated as hedging instruments
Interest rate swaps	31,655,573	9,212	7,073
Interest rate caps or floors	2,692,000	8,980	—
Mortgage delivery commitments	23,101	20	25
Other (b)	260,000	1,910	1,802
Total derivatives not designated as hedging instruments	34,630,674	20,122	8,900

Total derivatives before netting and collateral adjustments	$115,386,656	598,751	1,895,529
Netting adjustments		(454,147)	(454,147)
Net before cash collateral		144,604	1,441,382
Cash collateral and related accrued interest		(100,924)	(1,137,988)
Net after cash collateral reported on the Statements of Condition		$43,680	$303,394

	December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$71,828,200	$567,215	$2,380,327
Interest rate swaps-cash flow hedges	1,256,000	23,097	45,393
Total derivatives in hedging instruments	73,084,200	590,312	2,425,720

Derivatives not designated as hedging instruments
Interest rate swaps	33,623,641	13,437	6,819
Interest rate caps or floors	2,700,000	27,196	12
Mortgage delivery commitments	7,563	3	32
Other (b)	260,000	3,446	3,276
Total derivatives not designated as hedging instruments	36,591,204	44,082	10,139

Total derivatives before netting and collateral adjustments	$109,675,404	634,394	2,435,859
Netting adjustments		(587,121)	(587,121)
Net before cash collateral		47,273	1,848,738
Cash collateral and related accrued interest		(3,971)	(1,499,588)
Net after cash collateral reported on the Statements of Condition		$43,302	$349,150

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

Components of net gains/(losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended September 30,
	2014				2013
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact (a)	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact (a)	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$368,496	$(367,962)	$534	$(250,167)	$36,195	$(51,692)	$(15,497)	$(255,141)
Consolidated obligations-bonds	(55,977)	57,667	1,690	64,026	(27,435)	27,233	(202)	71,329
Net gains (losses) related to fair value hedges	312,519	(310,295)	2,224	$(186,141)	8,760	(24,459)	(15,699)	$(183,812)
Cash flow hedges	—		—	$(8,867)	46		46	$(8,293)

Derivatives not designated as hedging instruments
Interest rate swaps (b)	(101)		(101)		71		71
Caps or floors	(4,330)		(4,330)		(3,981)		(3,981)
Mortgage delivery commitments	50		50		258		258
Swaps economically hedging instruments designated under FVO	(1,927)		(1,927)		3,998		3,998
Accrued interest-swaps (b)	3,519		3,519		3,215		3,215
Net (losses) gains related to derivatives not designated as hedging instruments	(2,789)		(2,789)		3,561		3,561
Net gains (losses) on derivatives and hedging activities	$309,730	$(310,295)	$(565)		$12,367	$(24,459)	$(12,092)

	Nine months ended September 30,
	2014				2013
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact (a)	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact (a)	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$479,739	$(478,359)	$1,380	$(752,782)	$1,161,401	$(1,162,494)	$(1,093)	$(784,460)
Consolidated obligations-bonds	76,174	(72,373)	3,801	186,935	(417,307)	417,883	576	244,572
Net gains (losses) related to fair value hedges	555,913	(550,732)	5,181	$(565,847)	744,094	(744,611)	(517)	$(539,888)
Cash flow hedges	51		51	$(26,286)	(1)		(1)	$(23,142)

Derivatives not designated as hedging instruments
Interest rate swaps (b)	(38)		(38)		(1,527)		(1,527)
Caps or floors	(18,223)		(18,223)		920		920
Mortgage delivery commitments	486		486		(1,651)		(1,651)
Swaps economically hedging instruments designated under FVO	(1,773)		(1,773)		(10,178)		(10,178)
Accrued interest-swaps (b)	9,955		9,955		15,121		15,121
Net (losses) gains related to derivatives not designated as hedging instruments	(9,593)		(9,593)		2,685		2,685
Net gains (losses) on derivatives and hedging activities	$546,371	$(550,732)	$(4,361)		$746,778	$(744,611)	$2,167

(a)             Earnings impact of qualifying fair value hedges in the third quarter of 2013 included overstated fair value gains of $17.2 million corrected in the third quarter of 2013 as an out-of-period adjustment.  For more information, see Note 15.  Derivatives and Hedging Activities in the Bank’s most recent Form 10K filed on March 24, 2014.

(b)             Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended September 30,
	2014				2013
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$—	Interest Expense	$739	$—	$261	Interest Expense	$780	$46
Consolidated obligations-discount notes (b)	8,999	Interest Expense	—	—	1,175	Interest Expense	—	—
	$8,999		$739	$—	$1,436		$780	$46

	Nine months ended September 30,
	2014				2013
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$87	Interest Expense	$2,209	$51	$600	Interest Expense	$2,642	$(1)
Consolidated obligations-discount notes (b)	(31,801)	Interest Expense	—	—	74,874	Interest Expense	—	—
	$(31,714)		$2,209	$51	$75,474		$2,642	$(1)

(a)             Hedges of anticipated issuance of debt — The maximum period of time that the Bank typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months.  There were no open contracts at September 30, 2014 and December 31, 2013.  The amount in AOCI from closed cash flow hedges was a net unrecognized loss of $6.4 million and $8.7 million at September 30, 2014 and December 31, 2013.  At September 30, 2014, it is expected that over the next 12 months, $2.1 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

(b)             Hedges of discount notes in rolling issuances — At September 30, 2014 and December 31, 2013, $1.3 billion of notional amounts of the interest rate swaps were outstanding under this program.  Net unrealized fair values losses of $54.1 million and $22.3 million were recorded in AOCI at those dates.  The cash flow hedges mitigated exposure to the variability in future cash flows for a maximum period of 15 years.  Long-term swap rates at September 30, 2014 had flattened relative to December 31, 2013, and cumulative fair value losses increased.  The FHLBNY’s payments on the swap contracts are fixed, and in return the FHLBNY receives LIBOR-indexed floating rate cash flows; in a declining rate environment, the amount of forecasted cash flows that it would potentially receive grows smaller, effectively increasing unrealized fair value losses.

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2014
		Estimated Fair Value				Netting Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$3,662,513	$3,662,513	$3,662,513	$—	$—	$—
Federal funds sold	5,769,000	5,768,994	—	5,768,994	—	—
Available-for-sale-securities	1,305,937	1,305,937	13,862	1,292,075	—	—
Held-to-maturity securities	12,803,968	13,016,669	—	11,845,469	1,171,200	—
Advances	99,549,842	99,663,491	—	99,663,491	—	—
Mortgage loans held-for-portfolio, net	2,037,455	2,059,198	—	2,059,198	—	—
Accrued interest receivable	169,558	169,558	—	169,558	—	—
Derivative assets	43,680	43,680	—	598,751	—	(555,071)
Other financial assets	2,161	2,161	—	—	2,161	—

Liabilities
Deposits	2,111,680	2,111,689	—	2,111,689	—	—
Consolidated obligations
Bonds	79,919,721	79,829,243	—	79,829,243	—	—
Discount notes	36,067,199	36,068,315	—	36,068,315	—	—
Mandatorily redeemable capital stock	19,330	19,330	19,330	—	—	—
Accrued interest payable	125,780	125,780	—	125,780	—	—
Derivative liabilities	303,394	303,394	—	1,895,529	—	(1,592,135)
Other financial liabilities	71,055	71,055	71,055	—	—	—

	December 31, 2013
	Carrying	Estimated Fair Value				Netting Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$15,309,998	$15,309,998	$15,309,998	$—	$—	$—
Federal funds sold	5,986,000	5,985,987	—	5,985,987	—	—
Available-for-sale-securities	1,562,541	1,562,541	10,407	1,552,134	—	—
Held-to-maturity securities	12,535,928	12,603,384	—	11,461,994	1,141,390	—
Advances	90,765,017	90,644,501	—	90,644,501	—	—
Mortgage loans held-for-portfolio, net	1,927,623	1,911,001	—	1,911,001	—	—
Accrued interest receivable	173,573	173,573	—	173,573	—	—
Derivative assets	43,302	43,302	—	634,394	—	(591,092)
Other financial assets	2,328	2,328	—	556	1,772	—

Liabilities
Deposits	1,929,340	1,929,349	—	1,929,349	—	—
Consolidated obligations
Bonds	73,275,312	72,928,182	—	72,928,182	—	—
Discount notes	45,870,470	45,872,010	—	45,872,010	—	—
Mandatorily redeemable capital stock	23,994	23,994	23,994	—	—	—
Accrued interest payable	112,047	112,047	—	112,047	—	—
Derivative liabilities	349,150	349,150	—	2,435,859	—	(2,086,709)
Other financial liabilities	76,284	76,284	76,284	—	—	—

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

Interest-bearing Deposits, Federal Funds Sold and Securities purchased under agreements to resell — The FHLBNY determines estimated fair values of short-term investments by calculating the present value of expected future cash flows of the investments, a methodology also referred to as the Income approach under the Fair value measurement standards.  The discount rates used in these calculations are the current coupons of investments with similar terms.  Inputs into the cash flow models employed by the Bank are the yields on the instruments, which are market based and observable and are considered to be within Level 2 of the fair value hierarchy.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the Bank’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the FHLBNY’s private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  No held-to-maturity securities were recorded at fair values on a nonrecurring basis at September 30, 2014 or at December 31, 2013 or any time in 2013, as no MBS were determined to be OTTI.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at September 30, 2014 and December 31, 2013.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

Qualifying Loans (Unimpaired mortgage loans) — The FHLBNY believes that a market participant is an entity that would buy qualifying mortgage loans for the purpose of securitization and subsequent resale as a security.  Other government-sponsored enterprises (“GSEs”), specifically Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), conduct the majority of such activity in the United States, but there are other commercial banks and financial institutions that periodically conduct business in this market.  Therefore, the FHLBNY has identified market participants for qualifying loans to include (1) all GSEs, and (2) other commercial banks and financial institutions that are independent of the FHLBank System.

Non-qualifying Loans (Impaired mortgage loans) — For the FHLBNY, non-qualifying loans are primarily impaired loans.  The FHLBNY believes that it is unlikely the GSE market participants would willingly buy loans that did not meet their normal criteria or underwriting standards.  However, a market exists with commercial banks and financial institutions other than GSEs where such market participants buy non-qualifying loans in order to securitize them as they become current, resell them in the secondary market, or hold them in their portfolios.  Therefore, the FHLBNY has identified the market participants for non-qualifying loans to include other commercial banks and financial institutions that are independent of the FHLBank System.

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

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At September 30, 2014 and December 31, 2013, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be unobservable Level 3 input.  The FHLBNY validates the impairment adjustment made to TBA rates by “back-testing” against incurred losses.  The FHLBNY mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At September 30, 2014 and December 31, 2013, fair values of impaired loans were classified within Level 2 of the valuation hierarchy.

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

Derivative Assets and Liabilities — The majority of the FHLBNY’s derivatives are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2014 and December 31, 2013.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2014 and December 31, 2013.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at September 30, 2014 and December 31, 2013, by level within the fair value hierarchy.  The FHLBNY measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands)

	September 30, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,292,075	$—	$1,292,075	$—	$—
Equity and bond funds	13,862	13,862	—	—	—
Advances (to the extent FVO is elected)	20,214,853	—	20,214,853	—	—
Derivative assets(a)
Interest-rate derivatives	43,660	—	598,731	—	(555,071)
Mortgage delivery commitments	20	—	20	—	—

Total recurring fair value measurement - assets	$21,564,470	$13,862	$22,105,679	$—	$(555,071)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(6,901,321)	$—	$(6,901,321)	$—	$—
Bonds (to the extent FVO is elected) (b)	(21,099,223)	—	(21,099,223)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(303,369)	—	(1,895,504)	—	1,592,135
Mortgage delivery commitments	(25)	—	(25)	—	—

Total recurring fair value measurement - liabilities	$(28,303,938)	$—	$(29,896,073)	$—	$1,592,135

	December 31, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,552,134	$—	$1,552,134	$—	$—
Equity and bond funds	10,407	10,407	—	—	—
Advances (to the extent FVO is elected)	19,205,399	—	19,205,399	—	—
Derivative assets(a)
Interest-rate derivatives	43,299	—	634,391	—	(591,092)
Mortgage delivery commitments	3	—	3	—	—

Total recurring fair value measurement - assets	$20,811,242	$10,407	$21,391,927	$—	$(591,092)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,260,635)	$—	$(4,260,635)	$—	$—
Bonds (to the extent FVO is elected) (b)	(22,868,401)	—	(22,868,401)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(349,118)	—	(2,435,827)	—	2,086,709
Mortgage delivery commitments	(32)	—	(32)	—	—

Total recurring fair value measurement - liabilities	$(27,478,186)	$—	$(29,564,895)	$—	$2,086,709

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Fair Value Option Disclosures

The fair value option (“FVO”) provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.  It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the statements of condition.  Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income.  Interest income and interest expense on advances and consolidated obligations at fair value are recognized solely on the contractual amount of interest due or unpaid.  Any transaction fees or costs are immediately recognized into non-interest income or non-interest expense.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the three and nine months ended September 30, 2014 and 2013.  Advances elected under the FVO were short-term in nature, with tenors that were generally less than 24 months.  As with all advances, the loans were fully collateralized through their terms to maturity.  Consolidated obligation bonds and discount notes elected under the FVO are high credit quality, highly-rated instruments, and changes in fair values were generally related to changes in interest rates and investor preference, including investor asset allocation strategies.  The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the past 24 months or less, and no adverse changes have been observed in their credit characteristics.

The following tables summarize the activities related to financial instruments for which the Bank elected the fair value option (in thousands):

	Three months ended September 30,
	2014	2013	2014	2013	2014	2013
	Advances		Consolidated Bonds		Consolidated Discount Notes

Balance, beginning of the period	$18,658,320	$11,702,541	$(18,087,720)	$(19,310,729)	$(4,649,267)	$(963,072)
New transactions elected for fair value option	5,050,000	6,000,000	(10,235,080)	(6,850,000)	(4,949,076)	—
Maturities and terminations	(3,500,000)	—	7,225,000	4,250,000	2,698,657	363,092
Net gains (losses) on financial instruments held
under fair value option	4,768	2,142	(2,022)	(7,276)	(1,378)	(334)
Change in accrued interest/unaccreted balance	1,765	2,976	599	(1,322)	(257)	595

Balance, end of the period	$20,214,853	$17,707,659	$(21,099,223)	$(21,919,327)	$(6,901,321)	$(599,719)

	Nine months ended September 30,
	2014	2013	2014	2013	2014	2013
	Advances		Consolidated Bonds		Consolidated Discount Notes

Balance, beginning of the period	$19,205,399	$500,502	$(22,868,401)	$(12,740,883)	$(4,260,635)	$(1,948,987)
New transactions elected for fair value option	14,950,000	17,200,000	(20,840,080)	(21,910,000)	(9,596,832)	(598,910)
Maturities and terminations	(13,950,000)	—	22,610,000	12,728,000	6,957,553	1,945,744
Net gains (losses) on financial instruments held
under fair value option	7,384	1,811	(2,652)	3,217	(875)	426
Change in accrued interest/unaccreted balance	2,070	5,346	1,910	339	(532)	2,008

Balance, end of the period	$20,214,853	$17,707,659	$(21,099,223)	$(21,919,327)	$(6,901,321)	$(599,719)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30,
	2014			2013
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$9,350	$4,768	$14,118	$14,334	$2,142	$16,476

	Nine months ended September 30,
	2014			2013
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$43,974	$7,384	$51,358	$18,077	$1,811	$19,888

	Three months ended September 30,
	2014			2013
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(8,704)	$(2,022)	$(10,726)	$(7,335)	$(7,276)	$(14,611)
Consolidated obligations-discount notes	(1,680)	(1,378)	(3,058)	(314)	(334)	(648)

	$(10,384)	$(3,400)	$(13,784)	$(7,649)	$(7,610)	$(15,259)

	Nine months ended September 30,
	2014			2013
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(24,476)	$(2,652)	$(27,128)	$(20,047)	$3,217	$(16,830)
Consolidated obligations-discount notes	(5,179)	(875)	(6,054)	(2,251)	426	(1,825)

	$(29,655)	$(3,527)	$(33,182)	$(22,298)	$3,643	$(18,655)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	September 30, 2014			December 31, 2013
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$20,200,000	$20,214,853	$14,853	$19,200,000	$19,205,399	$5,399

Consolidated obligations-bonds (b)	$21,090,080	$21,099,223	$9,143	$22,860,000	$22,868,401	$8,401
Consolidated obligations-discount notes (c)	6,898,175	6,901,321	3,146	4,258,896	4,260,635	1,739
	$27,988,255	$28,000,544	$12,289	$27,118,896	$27,129,036	$10,140

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

Note 17.  Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the Bank would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate was $0.8 trillion at September 30, 2014 and December 31, 2013.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were approximately $9.0 billion and $8.5 billion as of September 30, 2014 and December 31, 2013, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities were less than $1.0 million as of September 30, 2014 and December 31, 2013.

MPF Program — Under the MPF program, the Bank was unconditionally obligated to purchase $23.1 million and $7.6 million of mortgage loans at September 30, 2014 and December 31, 2013.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair value under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements with its members in the MPF program to purchase mortgage loans in aggregate of $1.3 billion and $1.2 billion as of September 30, 2014 and December 31, 2013.

Discount note issuance program — The Bank has cash flow hedge strategies with sequential issuances of 3-month term discount notes every 91 days.  The discount note issuance program at September 30, 2014 totaled $1.3 billion, with earliest issuance program ending in 2020 and the furthest ending in 2028.  For more information, see Cash Flow Hedges in Note 15.  Derivatives and Hedging Activities.

Derivative contracts — The FHLBNY executes derivatives with major financial institutions and enters into bilateral collateral agreements.  When counterparties are exposed, the Bank would typically pledge cash collateral to mitigate the counterparty’s credit exposure.  To mitigate the counterparties’ exposures, the FHLBNY deposited $1.1 billion and $1.5 billion in cash with derivative counterparties as pledged collateral at September 30, 2014 and December 31, 2013, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15.  Derivatives and Hedging Activities.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2014 and $0.8 million and $2.2 million for the same periods in 2013.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at an annual cost of less than $1.0 million.  Components of the agreement are generally renewable between 1-3 years.

The following table summarizes contractual obligations and contingencies as of September 30, 2014 (in thousands):

	September 30, 2014
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$44,551,075	$21,570,630	$6,451,935	$6,908,060	$79,481,700
Long-term debt obligations-interest payments (a)	165,442	160,428	110,450	172,958	609,278
Mandatorily redeemable capital stock (a)	97	5,166	11,573	2,494	19,330
Premises (lease obligations) (b)	3,197	6,199	932	—	10,328
Other liabilities (c)	93,857	5,334	5,169	40,501	144,861

Total contractual obligations	44,813,668	21,747,757	6,580,059	7,124,013	80,265,497

Other commitments
Standby letters of credit	8,959,342	44,400	7,007	—	9,010,749
Consolidated obligations-bonds/discount notes traded not settled	422,325	—	—	—	422,325
Open delivery commitments (MPF)	23,101	—	—	—	23,101

Total other commitments	9,404,768	44,400	7,007	—	9,456,175

Total obligations and commitments	$54,218,436	$21,792,157	$6,587,066	$7,124,013	$89,721,672

(a)    Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on the outstanding long-term debt at September 30, 2014 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.  At September 30, 2014, the FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.77%.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

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

Debt Assumptions and Transfers

Debt assumptions — The Bank did not assume debt from another FHLBank in the three and nine months ended September 30, 2014 and 2013.

Debt transfers — No debt was transferred to another FHLBank in the three and nine months ended September 30, 2014 or in the third quarter of 2013.  In the first quarter of 2013, the bank transferred $25.0 million to another FHLBank at negotiated market rates that exceeded book cost by $3.9 million, which was a charge to earnings in that period.  When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred/sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate out certain portions of its purchases of mortgage loans from its members.  Transactions are at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  The FHLBank of Chicago, the MPF provider, acquired participating interests in the FHLBNY’s MPF loans from inception of the program through mid-2004 was $531.7 million.  As of September 30, 2014 the remaining participated balances owned by the FHLB of Chicago was $29.7 million.  At December 31, 2013, the comparable number was $34.7 million.  Fees paid to the FHLBank of Chicago were $0.3 million and $0.8 million for the three and nine months ending September 30, 2014.  For the three and nine months ended September 30, 2013, fees paid to the FHLBank of Chicago were $0.2 million and $0.7 million.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

Intermediation

Notional amounts of $130.0 million of interest rate swaps outstanding at September 30, 2014 and December 31, 2013 represented derivative contracts in which the FHLBNY acted as an intermediary to sell derivatives to members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at September 30, 2014 and December 31, 2013 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three and nine months ended September 30, 2014, the FHLBNY extended overnight loans for a total of $0.5 billion and $2.6 billion.  In the same periods in 2013, the FHLBNY extended overnight loans for a total of $2.8 billion and $6.9 billion to other FHLBanks.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was less than $0.1 million in all periods in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three and nine months ended September 30, 2014 and for the same periods for 2013, there were no borrowings from other FHLBanks.

The following tables summarize outstanding balances with related parties at September 30, 2014 and December 31, 2013, and transactions for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2014		December 31, 2013
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$3,662,513	$—	$15,309,998
Federal funds sold	—	5,769,000	—	5,986,000
Available-for-sale securities	—	1,305,937	—	1,562,541
Held-to-maturity securities	—	12,803,968	—	12,535,928
Advances	99,549,842	—	90,765,017	—
Mortgage loans (a)	—	2,037,455	—	1,927,623
Accrued interest receivable	137,940	31,618	142,600	30,973
Premises, software, and equipment	—	11,061	—	11,808
Derivative assets (b)	—	43,680	—	43,302
Other assets (c)	561	14,309	387	16,728

Total assets	$99,688,343	$25,679,541	$90,908,004	$37,424,901

Liabilities and capital
Deposits	$2,111,680	$—	$1,929,340	$—
Consolidated obligations	—	115,986,920	—	119,145,782
Mandatorily redeemable capital stock	19,330	—	23,994	—
Accrued interest payable	19	125,761	29	112,018
Affordable Housing Program (d)	113,755	—	123,060	—
Derivative liabilities (b)	—	303,394	—	349,150
Other liabilities (e)	71,055	73,806	76,284	87,594

Total liabilities	2,315,839	116,489,881	2,152,707	119,694,544

Total capital	6,562,164	—	6,485,654	—

Total liabilities and capital	$8,878,003	$116,489,881	$8,638,361	$119,694,544

(a)           Includes insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)           Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business — At September 30, 2014, notional amounts outstanding were $5.3 billion; the net fair value after posting $64.5 million cash collateral was a net derivative liability of $24.9 million.  At December 31, 2013, notional amounts outstanding were $4.4 billion; the net fair value after posting $82.5 million cash collateral was a net derivative liability of $22.9 million.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expense of $7.2 million and $24.4 million in the three and nine months ended September 30, 2014 and $9.9 million and $28.8 million for the same periods for 2013.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)            Includes insignificant amounts of miscellaneous assets that are considered related party.

(d)           Represents funds not yet allocated or disbursed to AHP programs.

(e)            Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party:  Income and Expense transactions

	Three months ended
	September 30, 2014		September 30, 2013
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$127,019	$—	$113,623	$—
Interest-bearing deposits (a)	—	249	—	313
Securities purchased under agreements to resell	—	163	—	—
Federal funds sold	—	2,885	—	2,335
Available-for-sale securities	—	2,567	—	3,887
Held-to-maturity securities	—	66,876	—	60,335
Mortgage loans held-for-portfolio (b)	—	18,120	—	17,026
Loans to other FHLBanks	1	—	5	—

Total interest income	$127,020	$90,860	$113,628	$83,896

Interest expense
Consolidated obligations	$—	$100,690	$—	$91,177
Deposits	138	—	134	—
Mandatorily redeemable capital stock	223	—	250	—
Cash collateral held and other borrowings	—	17	—	—

Total interest expense	$361	$100,707	$384	$91,177

Service fees and other Income and Expenses	$2,359	$(349)	$2,101	$413

	Nine months ended
	September 30, 2014		September 30, 2013
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$354,236	$—	$324,396	$—
Interest-bearing deposits (a)	—	759	—	1,712
Securities purchased under agreements to resell	—	311	—	—
Federal funds sold	—	7,277	—	9,731
Available-for-sale securities	—	8,279	—	12,998
Held-to-maturity securities	—	198,384	—	178,509
Mortgage loans held-for-portfolio (b)	—	53,137	—	50,832
Loans to other FHLBanks	4	—	23	—

Total interest income	$354,240	$268,147	$324,419	$253,782

Interest expense
Consolidated obligations	$—	$290,119	$—	$272,837
Deposits	425	—	445	—
Mandatorily redeemable capital stock	728	—	732	—
Cash collateral held and other borrowings	—	28	—	4

Total interest expense	$1,153	$290,147	$1,177	$272,841

Service fees and other Income and Expenses	$7,243	$(646)	$6,789	$664

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

The top ten advance holders at September 30, 2014, December 31, 2013 and September 30, 2013 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2014
				Percentage of	Three Months		Nine Months
			Par	Total Par Value		Percentage of		Percentage of
	City	State	Advances	of Advances	Interest Income	Interest Income	Interest Income	Interest Income

Citibank, N.A.	New York	NY	$31,500,000	32.14%	$32,343	11.64%	$80,516	9.72%
Metropolitan Life Insurance Company	New York	NY	12,570,000	12.82	49,996	18.00	162,182	19.59
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	9,433,122	9.62	62,044	22.33	184,860	22.32
New York Commercial Bank*	Westbury	NY	518,412	0.53	844	0.30	2,428	0.29
Subtotal New York Community Bancorp, Inc.			9,951,534	10.15	62,888	22.63	187,288	22.61
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.15	73,111	26.32	216,874	26.19
First Niagara Bank, National Association	Buffalo	NY	4,448,200	4.54	4,921	1.77	14,072	1.70
Investors Bank*	Short Hills	NJ	2,386,230	2.43	14,398	5.18	43,308	5.23
Astoria Bank*	Lake Success	NY	2,225,000	2.27	10,510	3.78	31,625	3.82
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.27	7,692	2.77	26,045	3.15
Valley National Bank*	Wayne	NJ	2,049,500	2.09	20,407	7.34	60,678	7.33
New York Life Insurance Company	New York	NY	1,600,000	1.63	1,579	0.57	5,493	0.66
Total			$74,980,464	76.49%	$277,845	100.00%	$828,081	100.00%

* At September 30, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2013
				Percentage of	Twelve Months
			Par	Total Par Value		Percentage of
	City	State	Advances	of Advances	Interest Income	Interest Income

Citibank, N.A.	New York	NY	$22,200,000	25.02%	$65,361	5.92%
Metropolitan Life Insurance Company	New York	NY	12,770,000	14.39	243,181	22.01
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	10,143,131	11.43	243,865	22.07
New York Commercial Bank*	Westbury	NY	363,512	0.40	3,431	0.31
Subtotal New York Community Bancorp, Inc.			10,506,643	11.83	247,296	22.38
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	6.79	289,573	26.21
First Niagara Bank, National Association	Buffalo	NY	4,304,000	4.85	14,079	1.27
Investors Bank	Short Hills	NJ	3,117,495	3.51	59,551	5.39
Astoria Bank	Lake Success	NY	2,454,000	2.77	50,654	4.58
Signature Bank	New York	NY	2,305,313	2.60	7,390	0.67
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.51	46,591	4.22
Valley National Bank	Wayne	NJ	2,049,500	2.31	81,243	7.35
Total			$67,956,951	76.58%	$1,104,919	100.00%

* At December 31, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

	September 30, 2013
				Percentage of	Three Months		Nine Months
			Par	Total Par Value		Percentage of		Percentage of
	City	State	Advances	of Advances	Interest Income	Interest Income	Interest Income	Interest Income

Citibank, N.A.	New York	NY	$21,700,000	25.01%	$21,619	7.80%	$42,344	5.16%
Metropolitan Life Insurance Company	New York	NY	12,770,000	14.72	55,970	20.19	184,500	22.48
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	10,193,134	11.75	61,535	22.19	181,218	22.07
New York Commercial Bank*	Westbury	NY	117,412	0.14	640	0.23	2,770	0.34
Subtotal New York Community Bancorp, Inc.			10,310,546	11.89	62,175	22.42	183,988	22.41
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	6.94	72,988	26.32	216,585	26.38
First Niagara Bank, National Association	Buffalo	NY	3,600,000	4.15	3,858	1.39	9,908	1.21
Investors Bank	Short Hills	NJ	3,591,000	4.14	14,535	5.24	43,851	5.34
Astoria Bank	Lake Success	NY	2,476,000	2.85	11,849	4.27	39,196	4.77
The Prudential Insurance Co. of America	Newark	NJ	2,325,000	2.68	11,653	4.20	34,992	4.26
Valley National Bank	Wayne	NJ	2,074,500	2.39	20,480	7.39	60,777	7.40
Signature Bank	New York	NY	1,820,313	2.10	2,153	0.78	4,803	0.59
Total			$66,692,359	76.87%	$277,280	100.00%	$820,944	100.00%

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
1.1 - 1.15	Result of Operations	58 - 72
2.1	Assessments	73
3.1 - 3.2	Financial Condition	73 - 74
4.1 - 4.7	Advances	75 - 79
5.1 - 5.12	Investments	80 - 86
6.1 - 6.6	Mortgage Loans	87 - 89
7.1 - 7.9	Consolidated Obligations	90 - 93
7.10	FHLBNY Ratings	93
8.1 - 8.3	Capital	93 - 94
9.1 - 9.7	Derivatives	95 - 99
10.1 - 10.4	Liquidity	99 - 101

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

Financial performance of the Federal Home Loan Bank of New York

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions, except per share data)	2014	2013	Change	2014	2013	Change

Net interest income before provision for credit losses	$117	$106	$11	$331	$304	$27
Other non-interest income	3	(15)	18	6	6	—
Operating expenses	6	7	(1)	20	21	(1)
Compensation and benefits	15	13	2	42	40	2
Net income	$86	$61	$25	$238	$216	$22
Earnings per share	$1.53	$1.15	$0.38	$4.30	$4.43	$(0.13)
Dividend per share	$1.01	$0.99	$0.02	$3.17	$3.11	$0.06

2014 Third Quarter Highlights

Results of Operations

We reported 2014 third quarter Net income of $85.6 million, or $1.53 per share, compared to 2013 third quarter Net income of $61.3 million, or $1.15 per share.  The return on average equity, which is Net income divided by average shareholders’ equity (Capital stock, Retained earnings and Accumulated other comprehensive income), was 5.21% in the 2014 period, compared to 3.95% in the same period in 2013.

Net Income — The 2014 third quarter Net income of $85.6 million was higher by $24.3 million, or 39.6%, compared to the 2013 period.  Net interest income, which is the principal source of Net Income, was $116.8 million, higher by 10.2%, or $10.8 million, compared to the same period in 2013.  The increase in Net interest income was driven by higher average earning assets, which grew to $131.3 billion in the 2014 third quarter, up from $117.2 billion in the 2013 period.

Other income (Loss) reported a net gain of $2.8 million in the 2014 third quarter, in contrast to a net loss of $15.0 million in the 2013 period.  The primary drivers of the favorable change in Other income (Loss) in the current year period were higher valuation gains on instruments held at fair value, and a lower net loss on derivatives and hedging activities.

Operating expenses were $6.3 million, a little lower compared to the prior year period.  Compensation and benefits expense was $14.8 million, a little higher than in the same period in 2013.  Our share of the allocated costs of the Finance Agency and the Office of Finance were $3.4 million, a little higher compared to the prior year period.

Net interest income — Net interest income in the 2014 third quarter grew relative to the same period in 2013 primarily due to the increase in volume of advances and investments.  Net interest spread was 33 basis points in the

2014 third quarter, one basis point lower compared to the 2013 period.  Net interest spread is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities.  Net interest margin, which is Net interest income divided by average earning assets and a measure of margin efficiency, was 35 basis points in the 2014 period, one basis points lower compared to the 2013 period.

Aggregate yield on interest earning assets was 66 basis points in the 2014 period, one basis points lower than in the 2013 period.  The mix of advances has changed in the 2014 period with a higher concentration of adjustable rate advances and short-term advances that re-priced to lower yields in the declining rate environment.  Investments in floating-rate MBS have also re-priced to lower yields.

Aggregate yield paid on interest bearing liabilities, specifically consolidated obligation debt was 33 basis points in the 2014 period, unchanged from the 2013 period.  Spreads to LIBOR have been very tight in the 2014 period, and as the FHLBNY’s practice is to attempt to hedge a significant percentage of its fixed-rate debt to LIBOR, the narrowing of the spread has been a key driver in the cost of funding.  The 3-month LIBOR has continued to decline, with the average 3-month LIBOR of 23 basis points in the 2014 period, compared to 26 basis points in the 2013 period, and when the 3-month LIBOR declines to very low levels, there is very little room for the spread to widen to levels that would be consistent with the higher credit rating ascribed to the FHLBank’s debt, relative to LIBOR.    The debt funding mix has changed somewhat, with less reliance on discount notes to fund the balance sheet in the 2014 third quarter compared to the same period in 2013.  In the 2014 third quarter, discount notes funded 32.6% of total assets, compared to 35.9% in the same period in 2013, and the shift to bonds has also driven up aggregate funding costs.

Affordable Housing Program (“AHP”) assessments — AHP set aside from Net income was $9.5 million in the 2014 third quarter, compared to $6.9 million in the prior year period.

Dividends paid — Cash dividend of $1.01 per share of capital stock (annualized $4.05) was paid to stockholders in the current year quarter, compared to $0.99 per share of capital stock (annualized $4.00) in the prior year period.

Financial Condition — September 30, 2014 compared to December 31, 2013

Total assets at September 30, 2014 declined by $3.0 billion, or 2.3% from December 31, 2013.  The decline was driven largely due to lower cash balances at the Federal Reserve Bank of New York, and that balance declined by $11.6 billion.  In the 2014 third quarter, management reduced cash balances at the FRBNY and overnight investments.  Management was able to more tightly manage the liquidity positions in the quarter as market conditions for raising marginal funds was favorable.  The Bank met its liquidity requirements at all times.  The impact of lower cash balances was to reduce the Bank’s balance sheet leverage.  Advances balances increased at September 30, 2014 by $8.8 billion, or 9.7%, compared to December 31, 2013.

Aside from advances, our primary earning assets were GSE-issued mortgage-backed securities, and mortgage loans in the MPF program.  We also hold a small, declining portfolio of private-label MBS, and bonds issued by state and local government housing agencies.  For liquidity purposes, we invest in Federal funds sold and securities purchased under agreements to resell, and hold cash balances at the Federal Reserve Bank of New York.

Advances — Par amounts of advances were $98.0 billion at September 30, 2014, up $9.3 billion, or 10.5%, compared to the balance at December 31, 2013.  Member borrowings have been active in 2014; the increase in amounts borrowed have been driven primarily by growth in demand for adjustable rate LIBOR indexed Advances, by a large member.  See advance concentration in Note 19.  Segment Information and Concentration.

Long-term investment securities — Long-term investment securities are designated as available-for-sale or held-to-maturity.  Mortgage-backed securities totaling $1.3 billion, at fair values were available-for-sale, and all securities were GSE or agency issued.  Mortgage-backed securities at a carrying value totaling $12.0 billion were held-to-maturity.  GSE issued securities were 97.1%; private-label MBS totaled $0.3 billion or 2.9% of remaining MBS securities in the HTM portfolio.  We have not acquired a privately issued MBS since 2006.  We have invested in housing finance agency bonds, primarily those in New York and New Jersey, which totaled $0.8 billion, and were classified as HTM.

The heavy concentration of GSE-issued securities and a declining balance of private-label MBS is our investment profile.

Other than temporary Impairment (OTTI) — Cash flow testing and evaluation of our investment securities did not identify any OTTI thus far in 2014 or 2013.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Growth has not been strong in the first half of 2014 as member loan origination was weak.  In the third quarter of 2014, loan acquisition was up modestly, and $130.2 million was booked, while pay downs were $52.0 million.  Par amounts of loans under this program stood at $2.0 billion at September 30, 2014, up by $106.7 million from December 31, 2013.  Loans were primarily fixed-rate, single-family mortgages.  Credit performance has been strong and delinquency low, and historical loss experience has been very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Capital ratios — Our capital remains strong.  At September 30, 2014, actual risk-based capital was $6.7 billion, compared to required risk-based capital of $0.6 billion.  To support $125.4 billion of total assets at September 30, 2014, the required minimum regulatory capital was $5.0 billion, or 4.0% of assets.  Actual regulatory capital was

$6.7 billion, exceeding required capital by $1.7 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Retained Earnings — Unrestricted Retained earnings totaled $858.1 million at September 30, 2014, compared to $841.4 million at December 31, 2013.  Restricted retained earnings have grown to $204.7 million at September 30, 2014, up from $157.1 million at December 31, 2013.  AOCI losses, a component of shareholders’ equity, totaled  $98.6 million at September 30, 2014, compared to $84.3 million at December 31, 2013.  Losses in AOCI are unrealized, and comprised primarily the fair values of interest rate swaps, designated as cash flow hedges, and non-credit losses due to OTTI.

Liquidity and Debt — Net cash generated from operating activities was in excess of Net income in all periods in this report.  Our liquidity position remained in compliance with all regulatory requirements.  We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.  The primary source of our funds is the issuance of Consolidated obligation bonds and discount notes to the public.  Our GSE status enables the FHLBanks to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — Outlook had been for lower earnings in 2014 relative to 2013.  We have revised our earnings outlook for 2014 and forecast 2014 earnings to be modestly ahead of 2013.  The more favorable forecast is primarily due to increase in advance balances.  We continue to believe that our earnings will remain under pressure due to the prevailing low short term interest rates that will constrain interest margins.  Investment yields of GSE issued MBS are likely to remain subdued, especially if mortgage productions remain tight, putting price pressure on new issuances of mortgage-backed securities and MPF loans.  We also do not anticipate the FRB’s phasing out of purchases of Agency MBS will improve yields, unless mortgage loan production increases.

We do not expect short-term rates, including LIBOR, to rise significantly, and if the low LIBOR continues, it will continue to create downward pressure on our interest income and interest margins.

Advances — The pace of balance sheet growth experienced in the prior year was driven by borrowing activities of a few members although the membership on whole has also been increasing borrowings.   We may experience prepayments due to a pending merger between two member banks.   Also, significant amounts of advances are maturing in the remainder of the year and members’ retail deposits remain elevated making forecasting more difficult.   One large member’s borrowing has been the primary driver in 2014 for the significant growth in advances.  Member’s liquidity borrowing will determine the continued level of borrowings and if maturing advances in the fourth quarter of 2014 will be replaced.  For more information, see Note 19. Segment Information and Concentration in this Form 10-Q; also see Item 1A. Risk Factors in the most recent Form 10-K filed on March 24, 2014 for a discussion on concentration risk.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2014	2014	2014	2013	2013

Investments (a)	$19,879	$21,518	$24,096	$20,084	$18,569
Advances	99,550	96,848	87,677	90,765	89,121
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,037	1,958	1,931	1,928	1,933
Total assets	125,368	127,832	119,483	128,333	121,386
Deposits and borrowings	2,112	1,690	1,730	1,929	1,591
Consolidated obligations, net
Bonds	79,920	75,395	74,993	73,275	70,361
Discount notes	36,067	43,225	35,650	45,871	42,262
Total consolidated obligations	115,987	118,620	110,643	119,146	112,623
Mandatorily redeemable capital stock	19	23	24	24	24
AHP liability	114	120	124	123	120
Capital
Capital stock	5,598	5,822	5,439	5,571	5,483
Retained earnings
Unrestricted	858	845	837	842	824
Restricted	205	188	172	157	139
Total retained earnings	1,063	1,033	1,009	999	963
Accumulated other comprehensive loss	(99)	(112)	(95)	(84)	(121)
Total capital	6,562	6,743	6,353	6,486	6,325
Equity to asset ratio (c)(j)	5.23%	5.27%	5.32%	5.05%	5.21%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2014	2014	2014	2013	2013	2014	2013

Investments (a)	$31,208	$28,035	$29,750	$29,415	$28,146	$29,670	$27,135
Advances	97,005	89,544	89,117	88,560	85,552	91,918	77,443
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,994	1,944	1,931	1,932	1,938	1,956	1,905
Total assets	131,910	121,284	123,240	122,586	118,559	125,510	109,475
Interest-bearing deposits and other borrowings	1,678	1,762	1,514	1,671	1,534	1,652	1,687
Consolidated obligations, net
Bonds	78,815	75,659	74,260	70,487	66,275	76,261	63,823
Discount notes	42,789	35,228	38,732	41,510	42,058	38,931	35,309
Total consolidated obligations	121,604	110,887	112,992	111,997	108,333	115,192	99,132
Mandatorily redeemable capital stock	21	24	24	24	25	23	24
AHP liability	115	120	121	120	121	119	126
Capital
Capital stock	5,591	5,492	5,494	5,455	5,324	5,526	4,869
Retained earnings
Unrestricted	843	830	830	823	821	834	803
Restricted	193	177	162	145	133	178	117
Total retained earnings	1,036	1,007	992	968	954	1,012	920
Accumulated other comprehensive loss	(110)	(106)	(101)	(122)	(112)	(106)	(158)
Total capital	6,517	6,393	6,385	6,301	6,166	6,432	5,631

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Nine months ended
(except earnings and dividends per	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
share, and headcount)	2014	2014	2014	2013	2013	2014	2013
Net income	$86	$77	$75	$89	$61	$238	$216
Net interest income (d)	117	106	108	117	106	331	304
Dividends paid in cash (e)	56	53	65	54	47	174	146
AHP expense	10	9	8	10	7	27	24
Return on average equity (f)(g)(j)	5.21%	4.83%	4.79%	5.59%	3.95%	4.94%	5.12%
Return on average assets (g)(j)	0.26%	0.25%	0.25%	0.29%	0.21%	0.25%	0.26%
Other non-interest income (loss)	3	2	1	7	(15)	6	6
Operating expenses (h)	21	20	21	22	20	62	61
Finance Agency and Office of Finance expenses	3	3	4	4	3	10	9
Total other expenses	24	23	25	26	23	72	70
Operating expenses ratio (g)(i)(j)	0.06%	0.06%	0.07%	0.07%	0.07%	0.07%	0.07%
Earnings per share	$1.53	$1.40	$1.37	$1.63	$1.15	$4.30	$4.43
Dividends per share	$1.01	$0.96	$1.20	$1.01	$0.99	$3.17	$3.11
Headcount (Full/part time)	262	269	263	258	266	262	266

(a)                Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, Federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)                Allowances for credit losses were $5.1 million, $5.4 million, $5.9 million, $5.7 million, and $6.3 million at the periods ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended September 30, 2014 and 2013.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 in the audited financial statements included in our most recent Form 10-K filed on March 24, 2014.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:                                       Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Total interest income	$217,880	$197,524	$622,387	$578,201
Total interest expense	101,068	91,561	291,300	274,018
Net interest income before provision for credit losses	116,812	105,963	331,087	304,183
(Reversal)/Provision for credit losses on mortgage loans	(50)	(151)	(23)	54
Net interest income after provision for credit losses	116,862	106,114	331,110	304,129
Total other income (loss)	2,813	(15,046)	5,655	6,161
Total other expenses	24,525	22,812	72,365	70,332
Income before assessments	95,150	68,256	264,400	239,958
Total assessments	9,537	6,920	26,513	24,138
Net income	$85,613	$61,336	$237,887	$215,820

2014 third quarter compared to 2013 third quarter

Net Income — The 2014 third quarter Net income was $85.6 million, and increased by $24.3 million, or 39.6%, compared to the 2013 period.  Net interest income, which is the principal source of Net Income, was $116.8 million, higher by 10.2%, or $10.8 million, compared to the same period in 2013.  The increase in Net interest income was driven by higher average earning assets, which grew to $131.3 billion in the 2014 third quarter, up from $117.2 billion in the 2013 period.

Cash flow evaluation of expected credit OTTI identified no credit impairment in the three months ended September 30, 2014 and 2013.

Operating expenses were a little lower, while Compensation and benefits, and our share of the allocated costs of the Finance Agency and the Office of Finance were a little higher in the current year period; the increase in aggregate was only $1.7 million.   Other income (Loss) reported a net gain of $2.8 million in the 2014 third quarter, in contrast to a net loss of $15.0 million in the 2013 period.  The favorable change in the current year period was attributed to two factors.  First, valuation gains of $1.4 million on instruments held under the FVO, compared to a loss of $5.5 million in the 2013 period; second, lower losses on derivatives and hedging activities, which reported a net loss $0.6 million in the 2014 period, compared to a net loss of $12.1 million in the 2013 period.

Net interest income — Net interest income in the 2014 third quarter grew relative to the same period in 2013 primarily due to the increase in volume of advances and investments, as represented by average outstanding balances.  Net interest spread was 33 basis points in the 2014 third quarter, only one basis point lower compared to the 2013 period.  Net interest spread is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities.  Net interest margin, which is Net interest income divided by average earning assets and a measure of margin efficiency, was 35 basis points in the 2014 period, down slightly from 36 basis points in the 2013 period.  These key parameters have been stable period-over-period, indicative of a robust asset-liability management strategy that has withstood the uncertainties in the capital markets.

Interest earning assets yielded 66 basis points in the 2014 period, one basis points lower than in the 2013 period.  The mix of advances has changed quarter-over-quarter towards a higher concentration of adjustable rate advances and short-term advances that re-priced to lower yields in the declining rate environment.  Floating-rate MBS have also re-priced to lower yields.

Interest bearing liabilities, specifically consolidated obligation debt, were carried at 33 basis points in the 2014 period, unchanged from the 2013 period.  The low LIBOR (the average 3-month LIBOR was 23 basis points in the 2014 third quarter and 26 basis points in the same period in 2013) has continued to negatively impact the potential to reduce funding costs on debt that is synthetically swapped to the 3-month LIBOR by the use of interest rate swaps.  In addition, the debt funding mix has changed somewhat, with less reliance on discount notes to fund the balance sheet in the 2014 third quarter compared to the same period in 2013; in the 2014 third quarter, on average, discount notes funded 32.6% of total assets, compared to 35.9% in the same period in 2013, and the shift to bonds has also driven up aggregate funding costs.

Other income (loss) 2014 third quarter compared to 2013 third quarter — Primary line items are summarized below:

•                  Instruments held at fair value — Fair value changes of consolidated obligation debt and Advances elected under the FVO resulted in net fair value gains of $1.4 million in the 2014 period, compared to a net loss of $5.5 million in the 2013 period.  For more information, see Table 1.11 and accompanying discussions.  Also, refer to Fair Value Option Disclosures in Note 16.  Fair Values of Financial Instruments.

•                  Derivative and hedging gains and losses — Derivatives and hedging activities resulted in a net fair value loss of $0.6 million in the 2014 period, compared to a net loss of $12.1 million in the 2013 period.  For more information, see Table 1.13 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions.  Also see Components of net gains/ (losses) on Derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Analysis of Allowance for Credit Losses — 2014 third quarter compared to 2013 third quarter

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

Other Expenses — 2014 third quarter compared to 2013 third quarter

•                  Operating expenses — Operating expenses, which included occupancy costs, computer service agreements, professional and legal fees, and depreciation and amortization, were $6.3 million in the 2014 period, slightly lower from the 2013 period.  For more information, see Table 1.15 in this MD&A.

•                  Compensation and benefit expenses — Expenses were $14.8 million in the 2014 period, compared to $13.2 million in the 2013 period.  The increase was primarily due to higher pension and medical insurance expenses.  For more information, see Table 1.15 in this MD&A.

•                  Finance Agency and Office of Finance expenses — Expenses related to the share of expenses allocated to the FHLBNY by the Finance Agency and the Office of Finance were $3.4 million in the 2014 period, up from $2.9 million in the 2013 period.

Affordable Housing Program (“AHP”) assessments — 2014 third quarter compared to 2013 third quarter

AHP set aside from income totaled $9.5 million in the 2014 period, compared to $6.9 million in the 2013 period.  Assessments are calculated as a percentage of Net income, and the decrease was in parallel with the decrease in Net income.  For more information about AHP assessments, see Affordable Housing Program and Other Mission Related Programs in Item 1. Business in the most recent Form 10-K filed on March 24, 2014, and Table 2.1 in this MD&A.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Net Income — Net income for the nine months ended September 30, 2014 was $237.9 million, an increase of $22.1 million, or 10.2% over the same period in 2013.  The primary driver was Net interest income, which grew by $26.9 million on a pre-assessment basis.  Operating expenses were flat.  Compensation and benefits were a little higher, as were expenses allocated to the FHLBNY for the Finance Agency and the Office of Finance.  Cash flow evaluation of expected credit OTTI identified no credit impairment in either period.

Net interest income — Net interest income for the nine months ended September 30, 2014 was $331.1 million, and increased by $26.9 million, or 8.8%, compared to the 2013 period.  The increase was driven primarily by higher advance balances, as average earning assets grew to $124.8 billion in the nine months ended September 30, 2014, up from $108.5 billion in the 2013 period.

Key metrics are summarized below:

•                  Net interest spread was 34 basis points in the 2014 period, down one basis point from the 2013 period.  Net interest margin was 35 basis points in the 2014 period, down 2 basis points from the 2013 period.

•                 Aggregate yield on interest earning assets was 67 basis points in the 2014 period, down 4 basis points from the 2013 period.  Aggregate yield paid on interest bearing liabilities, specifically consolidated obligation debt was 33 basis points in the 2014 period, an improvement of 3 basis points from the 2013 period.

Other income (loss) nine months ended September 30, 2014 compared to nine months ended September 30, 2013 — Primary line items are summarized below:

•                  Instruments held at fair value — Fair value changes of consolidated obligation debt and Advances elected under the FVO resulted in net fair value gains of $3.9 million in the 2014 period, compared to a gain of $5.5 million in the 2013 period.

•                  Derivative and hedging gains and losses — Derivatives and hedging activities resulted in a net fair value loss of $4.4 million in the 2014 period, compared to a gain of $2.2 million in the 2013 period.

•                  Debt buy-back charges — Expenses charged to earnings were $0.4 million in the 2014 period, compared to $8.9 million in the 2013 period.

Analysis of Allowance for Credit Losses — Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

•                  Mortgage loans held-for-portfolio — Allowances and charge-offs in the nine months ended September 30, 2014 and the same period in 2013 were not significant.

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

The principal categories of Interest Income in the 2014 third quarter and nine months ended September 30, 2014 compared to the same periods in 2013 are summarized below (dollars in thousands):

Table 1.2:                                       Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change
Interest Income
Advances (a)	$127,019	$113,623	11.79%	$354,236	$324,396	9.20%
Interest-bearing deposits (b)	249	313	(20.45)	759	1,712	(55.67)
Securities purchased under agreements to resell	163	—	NM	311	—	NM
Federal funds sold (c)	2,885	2,335	23.55	7,277	9,731	(25.22)
Available-for-sale securities (d)	2,567	3,887	(33.96)	8,279	12,998	(36.31)
Held-to-maturity securities (d)	66,876	60,335	10.84	198,384	178,509	11.13
Mortgage loans held-for-portfolio (e)	18,120	17,026	6.43	53,137	50,832	4.53
Loans to other FHLBanks	1	5	(80.00)	4	23	(82.61)

Total interest income	$217,880	$197,524	10.31%	$622,387	$578,201	7.64%

(a)         Interest income from advances — Interest income grew by $13.4 million in the 2014 third quarter and by $29.8 million in the nine months ended September 30, 2014, compared to the same periods in 2013.  Transaction volumes, as measured by average outstanding advances, grew to $97.0 billion and $91.9 billion in the three and nine months ended September 30, 2014, up from $85.6 billion and $77.4 billion in the same periods in 2013; volume growth contributed $15.0 million and $57.2 million to higher interest income in the three and nine months ended September 30, 2014, compared to the same periods in 2013.

Net yield (after the interest accruals on interest rate swaps in qualifying hedges) was 52 basis points in the 2014 third quarter, one basis point lower from the 2013 period.  In the nine months ended September 30, 2014, net yield was 52 basis points, compared to 56 basis points in the 2013 period.

The continued decline of the 3-month LIBOR (the average 3-month LIBOR was 23 basis points in the nine months ended September 30, 2014, compared to 28 basis points in the 2013 period) has impacted yields in two principal ways.  First, almost all putable advances and long- and intermediate-term fixed-rate advances are swapped to receive LIBOR indexed cash flows, so that for such advances the yields have floated to lower levels with the decline in LIBOR.  Second, the Advance mix has changed in the 2014 periods.  Short-term fixed-rate advances, which re-price at frequent intervals, grew to $10.1 billion (average outstanding balances) in the nine months ended September 30, 2014, compared to $7.2 billion in the same period in 2013.  In a declining interest rate environment, fixed rate coupons have re-priced to lower rates, also adversely impacting interest income.  Average ARC balances have grown to $28.0 billion in the nine months ended September 30, 2014, compared to $17.9 billion in the same period in 2013.  ARC advances are indexed generally to the 3-month LIBOR.

(b)         Interest income from interest bearing deposits — Represents interest income from cash collateral and margins posted to derivative counterparties.  Interest income was lower in the 2014 periods.  The overnight federal funds effective rate, which is the contractual coupon on cash collateral, declined in the 2014 periods in line with the general decline in overnight rates.  Average balances of cash collateral and margin also declined in the 2014 periods.

(c)          Interest income from investments in overnight Federal funds — Interest income was higher in the three months ended September 30, 2014 due to higher average balances and higher yields.  In the nine months ended September 30, 2014, interest income was lower due to lower yields, specifically lower yields in the 2014 first quarter.

(d)         Interest income from investments — Interest income from investments grew in the 2014 periods primarily due to higher invested balances of fixed-rate MBS in the HTM category.  Average invested balances were $7.3 billion in the three and nine months ended September 30, 2014, up from $5.6 billion and $6.1 billion in the same periods in 2013.

However, yields on the fixed-rate MBS still remain low due to a number of factors.  Higher yielding fixed rate MBS have continued to pay-down.  Acquisitions of new fixed-rate MBS yielded lower coupons than vintage MBS that were paying down.  Pricing of GSE-issued MBS has been tight and yields low, partly due to limited supply, and partly as a result of the Federal Reserve Bank’s continued participation in the market for acquiring GSE-issued MBS.  The weighted average coupon of fixed-rate MBS was 313 basis points in the 2014 third quarter and 308 basis points in the nine months ended September 30, 2014, and have remained at those low-levels for a number of years.

Interest income from floating-rate MBS has declined in parallel with declining LIBOR, and lower invested balances.  Average invested balances were $6.1 billion in the three and nine months ended September 30, 2014, down from $6.3 billion and $6.8 billion in the same periods in 2013.  The weighted average coupon of LIBOR-indexed MBS was 72 basis points in the 2014 periods, compared to 82 basis points and 84 basis points in the three and nine months ended September 30, 2013.

(e)          Interest income from mortgage loans — Interest income from MPF grew due to improved pricing and a slightly higher volume.  Invested balances were almost $2.0 billion in the 2014 third quarter, slightly higher than the balances in the 2013 period.

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

Interest income earned from advances and the impact of interest rate derivatives for the 2014 third quarter and nine months ended September 30, 2014 compared to the same periods in 2013, are summarized below (in thousands):

Table 1.3:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$377,186	$368,764	$1,107,018	$1,108,856
Net interest adjustment from interest rate swaps (a)	(250,167)	(255,141)	(752,782)	(784,460)
Total Advance interest income reported	$127,019	$113,623	$354,236	$324,396

(a)         A fair value hedge of a fixed-rate advance is accomplished by the execution of an interest rate swap with a pay fixed-rate leg and a receive LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of cash flows from the swap and the advance results in a synthetic conversion of the fixed-rate advance to a LIBOR indexed variable interest income.  Lower amounts of net interest have been paid to swap counterparties in the derivative hedging transactions, as vintage high-coupon pay fixed rate interest rate swaps were terminated or have matured.  Additionally, as more medium and shorter-term advances have been issued and hedged, the interest rate swaps were also medium or shorter-term and the spread between the fixed-rate coupon and the 3-month LIBOR are narrower, driving down the net payments to swap counterparties.  In the prior year periods, relatively higher fixed rate advances had been hedged to the 3-month LIBOR, and for those hedges the differential between the fixed rate paid to swap counterparties and the 3-month LIBOR received was wider.

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

The principal categories of Interest expense, 2014 third quarter and nine months ended September 30, 2014 compared to the same periods in 2013, are summarized below (dollars in thousands):

Table 1.4:                                       Interest Expenses - Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change
Interest Expense
Consolidated obligations-bonds (a)	$81,410	$73,557	(10.68)%	$236,818	$221,129	(7.09)%
Consolidated obligations-discount notes (a)	19,280	17,620	(9.42)	53,301	51,708	(3.08)
Deposits (b)	138	134	(2.99)	425	445	4.49
Mandatorily redeemable capital stock (b)	223	250	10.80	728	732	0.55
Cash collateral held and other borrowings	17	—	NM	28	4	NM

Total interest expense	$101,068	$91,561	(10.38)%	$291,300	$274,018	(6.31)%

(a)         Interest expense on consolidated obligation bonds and discount notes — As balance sheet assets grew in the 2014 periods, debt funding grew in parallel, and interest expense on consolidated obligation debt increased.  Spreads to LIBOR have been very tight in the 2014 periods, and as the FHLBNY’s practice is to attempt to hedge a significant percentage of fixed-rate debt to LIBOR, that spread is a key driver in the cost of funding.

Interest expense is reported net of the interest on the hedging swaps for debt in a qualifying fair value hedge. The swap cash flows in the 2014 and 2013 periods were favorable, and reduced the fixed-rate debt expense to a sub-LIBOR level for hedged debt.

The continued decline of the 3-month LIBOR (the average 3-month LIBOR was 23 basis points in the three and nine months ended September 30, 2014, compared to 26 and 28 basis points in the 2013 periods) has had a negative impact on debt that is swapped to sub-LIBOR levels.  When the 3-month LIBOR declines to very low levels, there is very little room for the spread to remain at a level that is consistent with the higher credit rating ascribed to the FHLBank’s debt.

The funding mix between utilization of consolidated obligation bonds and discount notes has changed somewhat in the third quarter of 2014.  Consolidated obligation discount notes funded 32.6% of average assets in the third quarter of 2014, compared to 35.9% in the 2013 period, and the change in mix was another factor contributing to the increase in interest expense on bonds.

For certain discount notes, cash flow hedge strategies have been executed to synthetically convert the variability of cash flows of $1.3 billion of discount notes to long-term fixed rate cash flows, which will be utilized to fund long-term investments in MBS at a predictable margin.  In a cash flow hedge relationship, the accruals are typically unfavorable to the cost of the discount notes, increasing the discount note expense to a long-term fixed-rate.  The yield paid on discount notes on an un-swapped basis was 9 basis points in the nine months period ended September 30, 2014, compared to 18 basis points on a swapped basis

(b)         Interest expense on deposits and mandatorily redeemable capital stock — Interest expenses have remained flat in the 2014 periods compared to the 2013 periods.  Deposit yields have also remained substantially unchanged.  Holders of mandatorily redeemable capital stock are paid dividends at the same rate as all stockholders.  The dividend payments are classified as interest payments in conformity with accounting rules.

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

Interest income paid on consolidated obligation bonds and discounts notes and the impact of interest rate derivatives for the 2014 third quarter and nine months ended September 30, 2014 compared to the same periods in 2013, are summarized below (in thousands):

Table 1.5:                                       Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$145,435	$144,887	$423,753	$465,701
Discount notes-Interest expense before adjustment for swaps	10,414	9,326	27,015	28,566
Amortization of basis adjustments	(82)	224	153	430
Net interest adjustment for interest rate swaps (a)	(55,077)	(63,260)	(160,802)	(221,860)
Total bonds and discount notes-Interest expense	$100,690	$91,177	$290,119	$272,837

(a)         A fair value hedge of debt is accomplished by the execution of an interest rate swap with a receive fixed-rate leg and a pay LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the debt results in a synthetic conversion of the fixed rate funding cost to LIBOR indexed variable expense.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have been positive, reducing the cost of funding to a LIBOR basis.  Lower amounts of net interest have been received by the FHLBNY in the derivative hedging transactions, as vintage high-coupon receive fixed-rate interest rate swaps were terminated or have matured.  Additionally, as more medium and shorter-term consolidated bonds have been issued and hedged, the interest rate swaps were also medium or shorter-term and the spread between the fixed-rate coupon and the 3-month LIBOR are narrower, driving down the net cash flows received from swap counterparties.  In the prior year periods, relatively higher fixed rate debt had been hedged to the 3-month LIBOR, and for those hedges the differential between the fixed rate paid to swap counterparties and the 3-month LIBOR received was wider.

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

Net interest income for the 2014 third quarter and nine months ended September 30, 2014 compared to the same periods in 2013, are summarized below (dollars in thousands):

Table 1.6:                                       Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change
Total interest income (a)	$217,880	$197,524	10.31%	$622,387	$578,201	7.64%
Total interest expense (a)	101,068	91,561	(10.38)	291,300	274,018	(6.31)
Net interest income before provision for credit losses	$116,812	$105,963	10.24%	$331,087	$304,183	8.84%

(a)         Total Interest Income and Total Interest Expense — See Table 1.2 and 1.4 together with accompany discussions.

Impact of lower interest income from investing member capital — In the very low interest rate environment, our earnings from interest free capital and non-interest bearing liabilities have not been significant contributors.  We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members, and non-interest earning liabilities.  In the 2014 third quarter, average capital stock was $6.5 billion and increased by $0.3 billion compared to the same period in 2013.  In the nine months ended September 30, average capital stock was $6.4 billion in the 2014 period, compared to $5.7 billion in the 2013 period.  Increases in capital stock were driven by increases in Advance balances.  Opportunities for investing capital stock in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the low prevailing overnight rates at financial institutions.  Also, see Table 5.12 Cash balances at the Federal Reserve Bank of New York.

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

The impact of net interest adjustments from hedge qualifying interest-rate swaps for the 2014 third quarter and nine months ended September 30, 2014 compared to the same periods in 2013 are summarized below (in thousands):

Table 1.7:                                       Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Interest Income	$468,047	$452,665	$1,375,169	$1,362,661
Net interest adjustment from interest rate swaps	(250,167)	(255,141)	(752,782)	(784,460)
Reported interest income	217,880	197,524	622,387	578,201

Interest Expense	156,227	154,597	451,949	495,448
Net interest adjustment from interest rate swaps and basis amortization	(55,159)	(63,036)	(160,649)	(221,430)
Reported interest expense	101,068	91,561	291,300	274,018

Net interest income (Margin)	$116,812	$105,963	$331,087	$304,183

Net interest adjustment - interest rate swaps	$(195,008)	$(192,105)	$(592,133)	$(563,030)

GAAP compared to Economic

Although we believe these non-GAAP financial measures used by management may enhance investor and members’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis for the 2014 third quarter and nine months ended September 30, 2014 compared to the same periods in 2013 (dollars in thousands):

Table 1.8:                                       GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended September 30,			Three months ended September 30,
	2014			2013
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$116,812	0.35%	0.33%	$105,963	0.36%	0.34%
Interest income (expense)
Swaps not designated in a hedging relationship	3,957	0.01	0.01	3,627	0.01	0.01

Economic net interest income	$120,769	0.36%	0.34%	$109,590	0.37%	0.35%

	Nine months ended September 30,			Nine months ended September 30,
	2014			2013
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$331,087	0.35%	0.34%	$304,183	0.37%	0.35%
Interest income (expense)
Swaps not designated in a hedging relationship	10,735	0.01	0.01	19,278	0.02	0.02

Economic net interest income	$341,822	0.36%	0.35%	$323,461	0.39%	0.37%

(a)         Interest income or expense associated with interest rate swaps in economic hedges is recorded as a component of derivative gains and losses.  From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that converts fixed-rate exposures to LIBOR exposures.  Table 1.8 above provides useful information to track the impact on our economic net interest margin.  For the most part, economic hedges outstanding at September 30, 2014 and December 31, 2013 were associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged debt elected under the FVO (generally in a pay 3-month LIBOR, receive fixed-rate interest rate swap transaction).  The net interest income from swaps in economic hedges declined in a lower rate environment in the nine months ended September 30, 2014, and was the primary factor driving the decrease in interest adjustments period-over-period.

Spread and Yield Analysis

Table 1.9:                                       Spread and Yield Analysis

	Three months ended September 30,
	2014			2013
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$97,004,958	$127,019	0.52%	$85,551,600	$113,623	0.53%
Interest bearing deposits and others	1,208,951	249	0.08	1,583,107	313	0.08
Federal funds sold and other overnight funds	17,037,978	3,048	0.07	14,904,141	2,335	0.06
Investments	14,070,238	69,443	1.96	13,181,762	64,222	1.93
Mortgage and other loans	2,000,425	18,121	3.59	1,980,015	17,031	3.41

Total interest-earning assets	$131,322,550	$217,880	0.66%	$117,200,625	$197,524	0.67%

Funded By:
Consolidated obligations-bonds	$78,814,500	$81,410	0.41	$66,274,754	$73,557	0.44%
Consolidated obligations-discount notes	42,789,134	19,280	0.18	42,058,466	17,620	0.17
Interest-bearing deposits and other borrowings	1,663,716	155	0.04	1,534,196	134	0.03
Mandatorily redeemable capital stock	20,950	223	4.22	24,771	250	4.00

Total interest-bearing liabilities	123,288,300	101,068	0.33%	109,892,187	91,561	0.33%

Other non-interest-bearing funds	1,546,090	—		1,083,890	—
Capital	6,488,160	—		6,224,548	—

Total Funding	$131,322,550	$101,068		$117,200,625	$91,561

Net Interest Income/Spread		$116,812	0.33%		$105,963	0.34%

Net Interest Margin (Net interest income/Earning Assets)			0.35%			0.36%

	Nine months ended September 30,
	2014			2013
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$91,917,591	$354,236	0.52%	$77,443,416	$324,396	0.56%
Interest bearing deposits and others	1,330,402	759	0.08	1,991,132	1,712	0.11
Federal funds sold and other overnight funds	15,649,886	7,588	0.06	13,907,542	9,731	0.09
Investments	13,957,668	206,663	1.98	13,169,549	191,507	1.94
Mortgage and other loans	1,966,450	53,141	3.61	1,942,467	50,855	3.50

Total interest-earning assets	$124,821,997	$622,387	0.67%	$108,454,106	$578,201	0.71%

Funded By:
Consolidated obligations-bonds	$76,261,224	$236,818	0.42	$63,822,409	$221,129	0.46%
Consolidated obligations-discount notes	38,931,108	53,301	0.18	35,309,376	51,708	0.20
Interest-bearing deposits and other borrowings	1,646,309	453	0.04	1,688,355	449	0.04
Mandatorily redeemable capital stock	22,816	728	4.27	24,360	732	4.02

Total interest-bearing liabilities	116,861,457	291,300	0.33%	100,844,500	274,018	0.36%

Other non-interest-bearing funds	1,514,627	—		1,868,234	—
Capital	6,445,913	—		5,741,372	—

Total Funding	$124,821,997	$291,300		$108,454,106	$274,018

Net Interest Income/Spread		$331,087	0.34%		$304,183	0.35%

Net Interest Margin (Net interest income/Earning Assets)			0.35%			0.37%

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

Rate and Volume Analysis

The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense for the 2014 third quarter and nine months ended September 30, 2014 compared to the same periods in 2013 (in thousands):

Table 1.10:                                Rate and Volume Analysis

	For the three months ended
	September 30, 2014 vs. September 30, 2013
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$15,017	$(1,621)	$13,396
Interest bearing deposits and others	(76)	12	(64)
Federal funds sold and other overnight funds	359	354	713
Investments	4,376	845	5,221
Mortgage loans and other loans	178	912	1,090

Total interest income	19,854	502	20,356

Interest Expense
Consolidated obligations-bonds	13,212	(5,359)	7,853
Consolidated obligations-discount notes	310	1,350	1,660
Deposits and borrowings	12	9	21
Mandatorily redeemable capital stock	(40)	13	(27)

Total interest expense	13,494	(3,987)	9,507

Changes in Net Interest Income	$6,360	$4,489	$10,849

	For the nine months ended
	September 30, 2014 vs. September 30, 2013
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$57,234	$(27,394)	$29,840
Interest bearing deposits and others	(473)	(480)	(953)
Federal funds sold and other overnight funds	1,110	(3,253)	(2,143)
Investments	11,621	3,535	15,156
Mortgage loans and other loans	634	1,652	2,286

Total interest income	70,126	(25,940)	44,186

Interest Expense
Consolidated obligations-bonds	40,180	(24,491)	15,689
Consolidated obligations-discount notes	5,093	(3,500)	1,593
Deposits and borrowings	(11)	15	4
Mandatorily redeemable capital stock	(48)	44	(4)

Total interest expense	45,214	(27,932)	17,282

Changes in Net Interest Income	$24,912	$1,992	$26,904

Analysis of Non-Interest Income (Loss)

The principal components of non-interest income (loss), for the 2014 third quarter and nine months ended September 30, 2014 compared to the same periods in 2013, are summarized below (in thousands):

Table 1.11:                                Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Other income (loss):
Service fees and other (a)	$2,010	$2,514	$6,597	$7,453
Instruments held at fair value - Unrealized gains (losses) (b)	1,368	(5,468)	3,857	5,454
Net realized and unrealized (losses) gains
on derivatives and hedging activities (c)	(565)	(12,092)	(4,361)	2,167
Losses from extinguishment of debt (d)	—	—	(438)	(8,913)
Total other income (loss)	$2,813	$(15,046)	$5,655	$6,161

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, including fees earned on standby financial letters of credit.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net gains of $1.4 million in the third quarter of 2014, in contrast to net losses of $5.5 million in the 2013 period.  In the nine months ended September 30, net gains of $3.9 million were recorded in the 2014 period, compared to $5.5 million in the 2013 period.

FVO advances — In the 2014 third quarter, fair value changes resulted in a gain of $4.8 million, compared to a gain of $2.1 million in the 2013 period.  In the nine months ended September 30, the cumulative fair value changes was a gain of $7.4 million in the 2014 period, compared to a gain of $1.8 million in the 2013 period.  Notional amounts of Advances elected under the FVO were $20.2 billion at September 30, 2014, $17.7 billion at September 30, 2013 and $19.2 billion at December 31, 2013.   Typically, changes in the fair values of FVO Advances have not been significant as the adjustable rate advances re-price quarterly to market rates.  Any inter-period fluctuations are generally due to the timing of the settlement of interest receivable, a component of the full fair value.

FVO Bonds — In the 2014 third quarter, fair value changes of bonds elected under the FVO reported a net loss of $2.0 million, compared to a net loss of $7.3 million in the same period in 2013.  In the nine months ended September 30, the cumulative fair value changes was a loss of $2.7 million in the 2014 period, compared to a gain of $3.2 million in the 2013 period.  FVO bonds were fixed-rate with original maturities of less than two years.  Inter-period fluctuations in changes in fair value are likely to occur when bonds mature in a period and previously recorded unrealized gains and losses reverse to zero.  Changes in the CO pricing curve between the measurement dates could be a factor; in the 2-3 year curve points that were relevant to the outstanding FVO bonds, market pricing was a little higher at September 30, 2013, compared to December 31, 2013.  Volume is another factor; notional amounts of bonds elected under the FVO were $21.1 billion at September 30, 2014, $21.9 billion at September 30, 2013 and $22.9 billion at December 31, 2013.

FVO Discount notes — In the 2014 third quarter, fair value changes of FVO discount notes resulted in a net loss of $1.4 million, compared to a net loss of $0.3 million in the same period in 2013.  In the nine months ended September 30, fair value changes resulted in a net loss of $0.9 million in the 2014 period, compared to a net gain of $0.4 million in the 2013 period.  Inter-period fluctuations in fair value are also likely to occur when discount notes mature in a period and previously recorded unrealized gains and losses reverse to zero.  Notional amounts of discount notes elected under the FVO were $6.9 billion at September 30, 2014, $0.6 billion at September 30, 2013 and $4.3 billion at December 31, 2013.

For more information, see FVO disclosures in Note 16. Fair Values of Financial Instruments.

(c)          Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 1.13 and accompanying discussions for more information.

(d)   Earnings Impact of Debt extinguishment. — See Table 1.12 for discussions and analysis

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

No debt was extinguished in the third quarter of 2014 and 2013. The following tables summarize such activities for the nine months ended September 30, 2014 and 2013 (in thousands):

Table 1.12:                                Debt Extinguishment and Sale of Investment Securities

	Nine months ended September 30,
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

The impact of hedging activities on earnings for the 2014 third quarter and nine months ended September 30, 2014 compared to the same periods in 2013 are summarized below (in thousands):

Table 1.13:                               Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended September 30, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(250,167)	$(102)	$64,026	$(8,867)	$—	$—	$(195,110)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	534	—	1,690	—	—	—	2,224
Net gains on swaps in economic hedges of FVO instruments	—	—	697	895	—	—	1,592
Net (losses) gains on swaps and caps in other economic hedges	(1)	50	(100)	—	(4,330)	—	(4,381)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	533	50	2,287	895	(4,330)	—	(565)

Total earnings impact	$(249,634)	$(52)	$66,313	$(7,972)	$(4,330)	$—	$(195,675)

	Three months ended September 30, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(255,141)	$(101)	$71,329	$(8,293)	$—	$—	$(192,206)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) on fair value hedges	(15,497)	—	(202)	—	—	—	(15,699)
Gains on cash flow hedges	—	—	46	—	—	—	46
Net gains on swaps in economic hedges of FVO instruments	—	—	6,903	310	—	—	7,213
Net (losses) gains on swaps and caps in other economic hedges	(12)	258	65	—	(3,962)	(1)	(3,652)

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(15,509)	258	6,812	310	(3,962)	(1)	(12,092)

Total earnings impact	$(270,650)	$157	$78,141	$(7,983)	$(3,962)	$(1)	$(204,298)

	Nine months ended September 30, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(752,782)	$(259)	$186,935	$(26,286)	$—	$—	$(592,392)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	1,380	—	3,801	—	—	—	5,181
Gains on cash flow hedges	—	—	51	—	—	—	51
Net gains on swaps in economic hedges of FVO instruments	—	—	6,686	1,496	—	—	8,182
Net (losses) gains on swaps and caps in other economic hedges	(11)	486	(51)	—	(18,216)	17	(17,775)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	1,369	486	10,487	1,496	(18,216)	17	(4,361)

Total earnings impact	$(751,413)	$227	$197,422	$(24,790)	$(18,216)	$17	$(596,753)

	Nine months ended September 30, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(784,460)	$(424)	$244,572	$(23,142)	$—	$—	$(563,454)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(1,093)	—	576	—	—	—	(517)
(Losses) on cash flow hedges	—	—	(1)	—	—	—	(1)
Net gains on swaps in economic hedges of FVO instruments	—	—	4,371	572	—	—	4,943
Net gains (losses) on swaps and caps in other economic hedges	218	(1,651)	(1,801)	—	976	—	(2,259)

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(875)	(1,651)	3,145	572	976	—	2,167

Total earnings impact	$(785,335)	$(2,075)	$247,717	$(22,570)	$976	$—	$(561,287)

Derivatives and Hedging Activities: Impact on Earnings — Third quarter 2014 versus third quarter 2013, and Nine months ended September 30, 2014 versus 2013

(a)         Interest accruals recorded in Net interest income — Interest income and interest expense from interest rate swaps that are hedging instruments are recorded together with interest on the instrument being hedged if the swap qualifies for hedge accounting.  We have executed interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and typically all of our putable advances, and certain fixed-rate consolidated obligation bonds to variable-rate LIBOR exposure.  Interest accruals represent the net interest rate exchanges in the swap contracts that synthetically convert much of our fixed-rate interest exposures to a LIBOR exposure. Additional information is provided in this MD&A in Table 1.7. Net Interest Adjustments from Hedge Qualifying Interest-rate Swaps.

Amortization/accretion — When hedge accounting is discontinued, the hedging valuation basis of the hedged item are amortized/accreted to Net interest income as a yield adjustment.

(b)         Net realized and unrealized gains (losses) on derivatives and hedging activities — Derivatives and hedging activities reported a net loss of $0.6 million in the 2014 third quarter, compared to a net loss of $12.1 million in the 2013 period.  In the nine month period ended September 30, the impact was a net loss of $4.4 million in the 2014 period, compared to a net gain of $2.2 million in the same period in 2013.

Derivative fair values are driven largely by the rise and fall of the forward swap curve, which determines forward cash flows, and by changes in the OIS curve, which is the discounting basis.  Hedged advances and debt fair values are also driven largely by the rise and fall of the LIBOR curve, which is the discounting basis of hedged advances and bonds in a fair value hedge. Other market factors include interest rate spreads and interest rate volatility.  The volume of derivatives and their duration to maturity are factors that are also key drivers of changes in fair values.

Earning’s impact of benchmark qualifying fair value hedging relationships is primarily due to the fair value changes of hedged instruments that are not fully offset by fair value changes of the hedging derivatives.  The basis between the swap curve and the OIS curve could also cause ineffectiveness as would economic parameters of the derivative that are not mirrored in the hedged item.

For derivatives that are not designated in a hedging relationship (i.e. in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded as net unrealized gains or losses, without the offset of a hedged item. Net interest accruals on such “standalone” derivative instruments in economic hedges may also have a significant impact on reported impact of derivatives gains and losses.

Primary drivers are discussed below:

•                  Gains on fair value hedges — Fair value hedge ineffectiveness (on qualifying hedges) was a net gain of $2.2 million in the third quarter of 2014, compared to a net loss of $15.7 million in the 2013 period.  In the nine month period ended September 30, 2014, the impact was a net gain of $5.2 million, compared to a net loss of $0.5 million in the 2013 period.  Net hedging losses of $12.1 million in the 3rd quarter 2013 were due to the recording of a cumulative out-of-period negative adjustment of $17.2 million to correct overstated hedging gains in prior periods in 2013 and 2012.  Net hedging loss in the nine months ended September 30, 2013 includes an out-of-period negative adjustment of $5.0 million from 2012.  Absent the out-of-period adjustments, ineffectiveness was not significant.

Cash flow hedge ineffectiveness was less than $0.1 million in any periods in this report.

•                  Interest rate swaps (standalone) designated as economic hedges of short-term debt elected under the FVO — Notional amounts of interest rate swaps hedging debt elected under the FVO debt were $28.0 billion at September 30, 2014 and $27.1 billion at December 31, 2013.  The interest rate swaps were designated as economic hedges.

Recorded net gains included changes in fair values and interest accruals on the swaps.  In the 2014 third quarter, net gains of $1.6 million were recorded, compared to net gains of $7.2 million in the 2013 period.  Gains included favorable interest accruals of $3.5 million in the 2014 period and $3.2 million in the 2013 period.  In the nine month period ended September 30, net gains of $8.2 million were recorded in the 2014 period, compared to net gains of $4.9 million in the 2013 period, including favorable interest accruals of $10.0 million in the 2014 period and $15.1 million in the 2013 period.  The favorable accruals were due to receive fixed-rates that were greater than the pay variable-rate cash flows.  Fair values fluctuated inter-period due to the relative short duration of the swaps, which were intermediate term, generally with maturities of less than two years, and as the swaps approached their maturity, gains and losses reversed so that at maturity, their values were zero.

•                  Impact of interest rate caps — Interest rate caps have been designated in economic hedges of variable rate mortgage-backed securities that are indexed to LIBOR and capped at predetermined strike rates.  We face potential risks in a rising interest rate environment due to the capped variable rate MBS, including cash flow funding exposure should LIBOR rate rises above the strike rates of the capped MBS.  To reduce the potential risks to within the FHLBNY’s risk tolerances, we have designated $2.7 billion in notional amounts of interest rate caps to accomplish our risk reduction strategies.  The caps are structured with strikes that mirror the strikes in the MBS, making us indifferent to changes in LIBOR.  Typically, the purchased caps will report fair value gains when the forward LIBOR rates rise, and will report fair value losses when forward LIBOR rates decline.  Changes in interest rate volatility will also impact fair values of caps.  Caps lost value at September 30, 2014, relative to June 30, 2014, and a loss of $4.3 million was recorded in the third quarter of 2014, compared to $4.0 million in the same period in 2013.  In the nine month period ended September 30, the impact was a loss of $18.2 million in the 2014 period, compared to a gain of $1.0 million in the same period in 2013.

•                  Interest rate swaps designated as economic hedges of floating rate debt — From time to time, we have issued floating rate debt that is indexed to the 1-month LIBOR, or the Federal funds rate or Prime.  Concurrent with the issuance of such debt, we have executed an interest rate swap (“basis swap”) that exchanges the 1-month LIBOR cash flows (or the Federal funds rate or Prime) in return for the receipt of 3-month LIBOR indexed cash flows.  The basis swaps create synthetic 3-month LIBOR cost of funding, our preferred funding base.  Since the hedge accounting designation requirements for a basis swap are operationally difficult to achieve, we have opted to designate the basis swaps as standalone.  The notional of basis swaps at September 30, 2014 and 2013 were $3.5 billion and $6.0 billion, and $6.5 billion at December 31, 2013, primarily swapping 1-month LIBOR for 3-month LIBOR.

In the 2014 third quarter, fair value changes of interest rate swaps hedging floating rate debt resulted in a net loss of $0.6 million, compared to a net loss of $0.5 million in the 2013 period.  In the nine month period ended September 30, 2014, the impact of fair value changes was a net loss of $0.9 million, compared to a net loss of $6.5 million in the same period in 2013.  In the 2014 periods, fair value changes have not been significant due to the very short remaining duration to maturity of the swaps, between 6 and 9 months.  The rise and fall of the 3-month LIBOR forward rates relative to the 1-month LIBOR, or other non-LIBOR rates, are determining factors of recorded gains and losses. The spread between the 1-month LIBOR and the 3-month LIBOR have also been generally stable in 2014 and fluctuations in fair values have not been significant.  In the 2013 periods, changes in fair values of basis swaps were unfavorable as previously recorded unrealized fair value gains at December 31, 2012 reversed in the 2013 periods, driven by swaps approaching maturity.

For more information, also see Components of net gains and losses on derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow hedging on earnings and AOCI

The two primary Cash Flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we have executed interest rate swaps on the anticipated issuance of debt and to lock in a spread between the earning asset and the cost of funding.   The swap is a pay fixed-rate, receive LIBOR indexed structure.  Open swap contracts are valued at the end of each reporting period, and the effective portion of changes in the fair values of the swaps is recorded in AOCI, and ineffectiveness, if any, is recorded through earnings.   The swap is terminated upon issuance of the debt instrument, and fair values recorded in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.   The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.  There were no open contracts to hedge the anticipated issuances of debt at September 30, 2014 and December 31, 2013.

Fair value losses in AOCI of $6.4 million at September 30, 2014 and $8.7 million at December 31, 2013 represented the unamortized fair value basis of closed Cash flow hedges that had hedged anticipatory issuances of debt.  Amounts reclassified to Interest expense were $0.7 million in the 2014 third quarter and $0.8 million in the 2013 period.  In the nine months ended September 30, 2014, amounts reclassified were $2.2 million and $2.6 million in the same period in 2013.  Over the next 12 months, it is expected that $2.1 million of net losses recorded in AOCI will be recognized as an interest expense.

Hedges of discount note issuances — Net unrealized fair value losses from rollover Cash flow hedge strategies were $54.1 million at September 30, 2014, compared to losses of $63.1 million at June 30, 2014 and $22.3 million at December 31, 2013.  Losses represented fair values of interest rate swaps designated in Cash flow strategies to hedge long-term issuances of consolidated obligation discount notes in the discount note rollover programs.  No hedge ineffectiveness were identified, and the entire amount of fair values from cash flow hedge strategies were recorded in AOCI as an unrealized loss with an offset recorded in the balance sheet as a derivative liability.

Long-term swaps with notional amounts of $1.3 billion at September 30, 2014 and December 31, 2013 were in pay fixed-rate, receive floating rate interest rate exchange agreements.  Fluctuation in long-term swap rates will determine future changes in gains and losses in AOCI.  Increase in fair value losses reflects the decline in long-term swap rates at September 30, 2014 relative to December 31, 2013.  We expect the long-term hedge programs to remain in place to the contractual maturities of the interest rate swaps, and cumulative fair value losses will sum to zero.  For more information, see Note 15.  Derivatives and Hedging Activities.

The long term interest rate swaps are designated as Cash flow hedges of the rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap.  Discount notes are issued for a 91-day period at a fixed rate and rolled over for another 91-days at the then prevailing interest rate.  The program creates synthetic fixed-rate funding and predictable margins, but drives up discount note expense in the current periods.  In the 2014 third quarter, net interest expense paid on interest rate swaps was $8.9 million, compared to $8.3 million in the same period in 2013.  In the nine months ended September 30, net interest paid was $26.3 million in the 2014 period, compared to $23.1 million in the 2013 period.

Derivative gains and losses reclassified from AOCI (a) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:                                Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(70,226)	$(61,214)	$(30,983)	$(137,114)
Net hedging transactions	8,999	1,436	(31,714)	75,474
Reclassified into earnings	739	780	2,209	2,642
End of period (a)	$(60,488)	$(58,998)	$(60,488)	$(58,998)

(a)         No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges, as no forecasted transactions were determined that they would not occur by the end of the originally specified time period or within a two-month period thereafter. Ineffectiveness from hedges designated as cash flow hedges was less than $0.1 million in the periods in this Form 10-Q.

Operating Expenses, Compensation and Benefits, and Other Expenses

The major categories of operating expenses for the 2014 third quarter and nine months ended September 30, 2014 compared to the same periods in 2013 are summarized below (dollars in thousands):

Table 1.15:                                Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
	2014	Percentage of Total	2013	Percentage of Total
Operating Expenses (a)
Occupancy	$1,094	17.30%	$1,044	15.51%
Depreciation and leasehold amortization	840	13.28	873	12.97
All others (b)	4,389	69.42	4,812	71.52
Total Operating Expenses	$6,323	100.00%	$6,729	100.00%

Employee compensation	$8,215	55.62%	$8,027	60.94%
Employee benefits (e)	6,555	44.38	5,145	39.06
Total Compensation and Benefits (c)	$14,770	100.00%	$13,172	100.00%

Finance Agency and Office of Finance (d)	$3,432		$2,911

	Nine months ended September 30,
	2014	Percentage of Total	2013	Percentage of Total
Operating Expenses (a)
Occupancy	$3,205	15.73%	$2,982	14.37%
Depreciation and leasehold amortization	2,588	12.70	2,778	13.39
All others (b)	14,587	71.57	14,991	72.24
Total Operating Expenses	$20,380	100.00%	$20,751	100.00%

Employee compensation	$24,383	58.45%	$23,989	59.12%
Employee benefits (e)	17,332	41.55	16,590	40.88
Total Compensation and Benefits (c)	$41,715	100.00%	$40,579	100.00%

Finance Agency and Office of Finance (d)	$10,270		$9,002

(a)         Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members. Expenses have remained substantially flat in all periods in this report.

(b)         All others — included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, and insurance and telecommunications.

(c)          Employee compensation and benefits were higher in the 2014 periods because of higher pension expense and medical insurance, partly offset by lower expenses on the post-retirement health benefit plan.

(d)         We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The 12 FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance.

(e)          The Moving Ahead for Progress Act for the 21st Century (“MAP-21”), introduced into law in 2012, effectively reduced the minimum required pension contributions for plan sponsors.  The effect of MAP-21 on pension contributions was expected to begin phasing out in 2014.  On August 8, 2014, President Obama signed into law the Highway and Transportation Funding Act of 2014 (“HATFA”), which extends the pension relief provisions in MAP-21.  The FHLBNY’s pension contributions for the plan years beginning July 1, and ending June 30 were $0.7 million and $1.0 million in 2013 and 2014.  The FHLBNY’s pension expense for the plan year beginning July 1, 2014 and ending June 30, 2015 was estimated to be $7.8 million, of which $3.9 million is expected to be expensed for the period July 1, 2014 to December 31, 2014; this amount was based on assumptions and calculations made prior to the passage of HATFA.  The FHLBNY is continuing to evaluate the impact of HATFA on our Defined Benefit pension plan obligations and pension contributions.  For more information about the FHLBNY’s Defined benefit plan, see Note 14.  Employee Retirement Plans in this Form 10 Q and in the Bank’s most recent Form 10 K filed on March 24, 2014.

Assessments

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under ITEM 1 BUSINESS in the most recent Form 10-K.  The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Beginning balance	$120,243	$122,251	$123,060	$134,942
Additions from current period’s assessments	9,537	6,920	26,513	24,138
Net disbursements for grants and programs	(16,025)	(9,385)	(35,818)	(39,294)
Ending balance	$113,755	$119,786	$113,755	$119,786

Financial Condition

Table 3.1:                                       Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2014	December 31, 2013	dollar amount	percentage
Assets
Cash and due from banks	$3,662,513	$15,309,998	$(11,647,485)	(76.08)%
Federal funds sold	5,769,000	5,986,000	(217,000)	(3.63)
Available-for-sale securities	1,305,937	1,562,541	(256,604)	(16.42)
Held-to-maturity securities	12,803,968	12,535,928	268,040	2.14
Advances	99,549,842	90,765,017	8,784,825	9.68
Mortgage loans held-for-portfolio	2,037,455	1,927,623	109,832	5.70
Derivative assets	43,680	43,302	378	0.87
Other assets	195,489	202,496	(7,007)	(3.46)

Total assets	$125,367,884	$128,332,905	$(2,965,021)	(2.31)%

Liabilities
Deposits
Interest-bearing demand	$2,072,072	$1,865,399	$206,673	11.08%
Non-interest-bearing demand	8,608	25,941	(17,333)	(66.82)
Term	31,000	38,000	(7,000)	(18.42)

Total deposits	2,111,680	1,929,340	182,340	9.45

Consolidated obligations
Bonds	79,919,721	73,275,312	6,644,409	9.07
Discount notes	36,067,199	45,870,470	(9,803,271)	(21.37)
Total consolidated obligations	115,986,920	119,145,782	(3,158,862)	(2.65)

Mandatorily redeemable capital stock	19,330	23,994	(4,664)	(19.44)

Derivative liabilities	303,394	349,150	(45,756)	(13.10)
Other liabilities	384,396	398,985	(14,589)	(3.66)

Total liabilities	118,805,720	121,847,251	(3,041,531)	(2.50)

Capital	6,562,164	6,485,654	76,510	1.18

Total liabilities and capital	$125,367,884	$128,332,905	$(2,965,021)	(2.31)%

Balance Sheet overview September 30, 2014 compared to December 31, 2013

Total assets at September 30, 2014 declined by $3.0 billion or 2.3% from December 31, 2013.  Cash balances at the Federal Reserve Bank of New York declined by $11.6 billion.  In the 2014 third quarter, management reduced cash balances at the FRBNY and overnight investments.  Management was able to more tightly manage the liquidity positions in the quarter as market conditions for raising marginal funds was favorable.  We met our liquidity requirements at all times.  The impact of lower cash balances was to reduce our balance sheet leverage.   Advances to members increased by $8.8 billion in this period.

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

Capital ratios — Our capital remains strong.  At September 30, 2014, actual risk-based capital was $6.7 billion, compared to required risk-based capital of $0.6 billion.  To support $125.4 billion of total assets at September 30, 2014, the required minimum regulatory capital was $5.0 billion, or 4.0% of assets.  Our actual regulatory capital was $6.7 billion, exceeding required capital by $1.7 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2014, balance sheet leverage (based on GAAP) was 19.1 times shareholders’ equity, compared to 19.8 times at December 31, 2013; the decrease was primarily due to lower cash balances at the FRBNY.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  This is because changes in shareholders’ capital parallel changes in advances, and the ratio of assets to capital generally remains unchanged.  Under our existing capital management practices, members are required to purchase capital stock to support their borrowings from us, and when capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Liquidity and Debt — At September 30, 2014, liquid assets included $3.7 billion in cash, primarily at the FRBNY, $5.8 billion in overnight Federal funds sold and overnight collateralized loans, and $1.3 billion of high credit quality GSE issued available-for-sale securities that were highly-rated and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

Among other liquidity measures, the Finance Agency requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days, and during that period members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing and “put” advances.  We were in compliance with regulations under both scenarios.  The actual Contingency Liquidity under the 5-day scenario in the quarter was $30.6 billion, well in excess of the required $3.7 billion.  We also have other liquidity measures in place, Deposit Liquidity and Operational Liquidity, and those liquidity buffers were also in excess of required reserves.  For more information about our liquidity measures, please see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

Advances — Increase in amounts borrowed at September 30, 2014, relative to December 31, 2013 have been driven primarily by growth in demand for short-term fixed-rate advances and variable-rate LIBOR indexed advances.  The larger members continued to be the primary drivers of demand for advances.

Table 3.2:                                       Advance Trends

Long-term investment securities — Long-term investment securities are designated as available-for-sale or held-to-maturity.   At September 30, 2014, mortgage-backed securities totaling $1.3 billion at fair values were available-for-sale, and all securities were GSE and U.S. Agency issued (“GSE”).  Mortgage-backed securities totaling $12.0 billion at carrying values were held-to-maturity.  GSE issued securities were 97.1%; private-label issued MBS totaled $0.3 billion, or 2.9% of remaining MBS securities in the HTM portfolio.  We have not acquired a privately issued MBS since 2006.  Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $0.8 billion, and were classified as HTM.  The heavy concentration of GSE-issued securities and a declining balance of private-label MBS is our investment profile.

Other than temporary Impairment (OTTI) — Cash flow testing and evaluation of our investment securities did not identify any OTTI thus far in 2014 or in 2013.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Pay downs in the nine months ended September 30, 2014 have slowed down to $135.1 million, compared to $262.9 million in the same period in 2013.  Acquisitions totaled $250.2 million in the nine months ended September 30, 2014, compared to $361.9 million in the same period in 2013.  Par amounts of loans under this program stood at $2.0 billion at September 30, 2014, slightly up from December 31, 2013.  Loans were primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Historical loss experience has been very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

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

Member demand for advance products

Carrying values of Advances outstanding at September 30, 2014 totaled $99.5 billion, up from $90.8 billion at December 31, 2013, and amounts included unrealized net fair value basis adjustment gains of $1.5 billion and $2.0 billion, computed in accordance with the hedge accounting rules for fair value hedges.  For advances elected under the fair value option, unrealized fair values were net gains of $14.9 million and $5.4 million at September 30, 2014 and December 31, 2013.

Par amounts of advances were $98.0 billion at September 30, 2014, up $9.3 billion, or 10.5%, from the balances at December 31, 2013.

Advances — Product Types.

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:                                       Advances by Product Type

	September 30, 2014		December 31, 2013
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$35,465,800	36.18%	$26,161,800	29.48%
Fixed Rate Advances	47,080,870	48.03	45,741,935	51.54
Short-Term Advances	8,853,421	9.03	9,926,676	11.19
Mortgage Matched Advances	505,544	0.52	466,602	0.53
Overnight & Line of Credit (OLOC) Advances	2,426,577	2.48	3,459,411	3.90
All other categories	3,685,507	3.76	2,981,176	3.36

Total par value	98,017,719	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments	1,517,271		2,022,018
Fair value option valuation adjustments and accrued interest	14,852		5,399

Total	$99,549,842		$90,765,017

The increase in Advances to members was concentrated in the adjustable rate ARC advances.

Adjustable Rate Advances (“ARC Advances”) — One member’s outstanding ARC Advances stood at $31.5 billion at September 30, 2014, up by $9.3 billion from the outstanding borrowings at December 31, 2013.  Of the amounts outstanding, $19.7 billion is expected to mature within the next 12 months.  We are unable to predict with certainty if the borrowings will be rolled over at their maturities.

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

Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances has been steady in the third and second quarters of 2014 after a weak start in the first quarter of 2014.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances of advances that are putable or callable have declined steadily over the years.  Balances stood at $14.1 billion at September 30, 2014, compared to $14.5 billion at December 31, 2013.

Short-term Advances — Member demand for short-term fixed-rate advances has fluctuated in the nine months ended September 30, 2014.  At September 30, 2014, outstanding balances declined to $8.9 billion from $11.5 billion at June 30, 2014, and $9.9 billion at December 31, 2013. Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Member demand for overnight Advances has also fluctuated in the nine months ended September 30, 2014.  Outstanding balances have declined somewhat at September 30, 2014 to $2.4 billion, compared to $2.9 billion at June 30, 2014, and $3.5 billion at December 31, 2013.  Fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms of advances (dollars in thousands):

Table 4.2:                                       Advances by Interest-Rate Payment Terms

	September 30, 2014		December 31, 2013
		Percentage		Percentage
`	Amount	of Total	Amount	of Total

Fixed-rate (a)	$62,551,264	63.82%	$62,575,800	70.52%
Variable-rate (b)	35,465,800	36.18	26,153,800	29.47
Variable-rate capped (c)	—	—	8,000	0.01
Overdrawn demand deposit accounts	655	—	—	—

Total par value	98,017,719	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments	1,517,271		2,022,018
Fair value option valuation adjustments and accrued interest	14,852		5,399

Total	$99,549,842		$90,765,017

(a)         Fixed-rate borrowings remained popular with members.  Demand has been steady in the 2014 third and second quarters after a weak start in the first quarter.  Demand for new long-term fixed rate advances remains weak.

(b)         Adjustable-rate LIBOR-based advances have increased primarily due to one member’s borrowings during the nine months ended September 30, 2014.  The FHLBNY’s larger members are generally borrowers of variable-rate advances, and except for the one large member’s borrowing activity, other members have remained on the side-lines in a weak economy and have not increased their borrowings despite the low short-term rates; it would appear that they have sufficient liquidity in the form of customer deposits.

(c)          Typically, capped ARCs were not in demand in a declining interest rate environment, as members would purchase cap options to limit their interest rate exposure in a rising interest rate environment.  With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.3:                                       Advances by Maturity and Yield Type

	September 30, 2014		December 31, 2013
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$23,039,418	23.51%	$22,226,151	25.05%
Due after one year	39,511,846	40.31	40,349,649	45.47

Total Fixed-rate	62,551,264	63.82	62,575,800	70.52

Variable-rate
Due in one year or less	19,955,555	20.36	19,960,500	22.49
Due after one year	15,510,900	15.82	6,201,300	6.99
Total Variable-rate	35,466,455	36.18	26,161,800	29.48
Total par value	98,017,719	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments (a)	1,517,271		2,022,018
Fair value option valuation adjustments and accrued interest (b)	14,852		5,399
Total	$99,549,842		$90,765,017

Fair value basis and valuation adjustments — The carrying values of advances include valuation basis adjustments.  Valuation adjustments are impacted by hedge volume, the projected LIBOR and the volatility of the LIBOR, and for advances elected under the FVO, the remaining duration to maturity, volume of FVO advances, and changes in interest receivable and advance pricing.

(a)         Hedging valuation adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances in a fair value hedge.  The application of this accounting methodology results in the recognition of fair value hedge valuation basis adjustments, which were net unrealized gains of $1.5 billion and $2.0 billion at September 30, 2014 and December 31, 2013.  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment, and recorded gains were consistent with the lower yield curves at the two balance sheet dates.  Unrealized gains from fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses of the derivatives associated with the fair value hedges of advances, thereby achieving our hedging objectives of mitigating fair value basis risk.

Hedging valuation basis adjustment at September 30, 2014 was a little lower than at December 31, 2013, as maturing longer term fixed-rate advances continue to be replaced by shorter term fixed-rate advances, the hedging valuation basis of which are relatively closer to par.  The volume of advances that were hedged at September 30, 2014 was only slightly higher than at December 31, 2013, as the growth in advances has been concentrated along ARC advances and short-term fixed-rate advances that are generally not hedged, and therefore no basis adjustments were recorded.

(b)         FVO fair values — Carrying values of advances elected under the FVO include valuation adjustments to recognize changes in fair values, which for FVO instrument also include accrued interest receivable.   The discounting basis for computing fair values of FVO advances is the Advance pricing curve.  Fair value basis reflect changes in the term structure and shape of the Advance pricing curve at the measurement dates.

The valuation adjustment has increased due to increase in the volume of advances elected under the FVO — the volume of advances elected under the FVO was $20.2 billion at September 30, 2014 compared to $19.2 billion at December 31, 2013.  All FVO advances were variable rate, LIBOR indexed advances and fluctuations in their valuation, excluding interest receivable, were not significant as the advances re-price frequently to market indices, remaining near to par. The amount of interest receivable, a component of the full fair value of the FVO advance, was a significant component of valuation. The amount of interest receivable is a factor of volume and the timing of the settlements.

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

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.4:                                       Hedged Advances by Type

Par Amount	September 30, 2014	December 31, 2013
Qualifying Hedges
Fixed-rate bullets (a)	$30,147,555	$29,231,978
Fixed-rate putable (b)	13,591,412	14,170,412
Fixed-rate callable	35,000	30,000
Fixed-rate with embedded cap	—	50,000
Total Qualifying Hedges	$43,773,967	$43,482,390

Aggregate par amount of advances hedged (c)	$43,776,285	$43,495,135
Fair value basis (Qualifying hedging adjustments)	$1,517,271	$2,022,018

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

Advances elected under the FVO — Significant amounts of LIBOR-indexed advances has been borrowed over the last two years, and we elected to account for them under the FVO.  By electing the FVO for an asset instrument (the advance), the objective was to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.  The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.5:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	September 30, 2014	December 31, 2013
Advances designated under FVO	$20,200,000	$19,200,000

Advances — Call Dates and Exercise Options

Putable and callable advances are structured with one or more put or call dates.  The table offers a view of the advance portfolio, including the structured advances, with the possibility of the exercise at the first put and call date.  (dollars in thousands):

Table 4.6:                                       Advances by Put Date/Call Date (a)(b)

	September 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total

Overdrawn demand deposit accounts	$655	—%	$—	—%
Due or putable in one year or less	49,347,168	50.35	48,905,001	55.11
Due or putable after one year through two years	18,509,091	18.88	11,485,229	12.94
Due or putable after two years through three years	14,506,076	14.80	12,115,765	13.66
Due or putable after three years through four years	8,835,795	9.01	8,521,661	9.60
Due or putable after four years through five years	3,321,772	3.39	3,982,517	4.49
Thereafter	3,497,162	3.57	3,727,427	4.20

Total par value	98,017,719	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments	1,517,271		2,022,018
Fair value option valuation adjustments and accrued interest	14,852		5,399

Total	$99,549,842		$90,765,017

(a)         Contrasting advances by contractual maturity dates (See Note 7. Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  Although no significant amounts of new putable advances have been issued in 2014 and 2013, outstanding advances included significant amounts of putable advances in which we purchased from members the option to terminate advances at agreed-upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par on agreed upon dates.  When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.  This is best illustrated by the fact that on a contractual maturity basis, 11.5% of advances would mature after five years, while on a put basis, the percentage declined to 3.6% at September 30, 2014.

(b)         Callable advances aggregated $35.0 million at September 30, 2014, compared to $30.0 million at December 31, 2013.  With a callable advance, borrowers have purchased the option to terminate advances at par at predetermined dates.

The following table summarizes par amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (par amounts, in thousands):

Table 4.7:             Putable and Callable Advances

	September 30, 2014	December 31, 2013 (a)
Putable/callable	$14,132,412	$14,506,412
No-longer putable/callable	$1,950,000	$2,111,000

(a) December 31, 2013 balances were expanded to include callable advances to conform to the presentation adopted in 2014.

Member demand has been weak for putable advances, which are typically medium- and long-term.  Maturing advances with put features have been replaced by plain vanilla advances.

Investments

We maintain long-term investment portfolios, which are principally mortgage-backed securities issued by GSEs and U.S. Agency, a smaller portfolio of MBS issued by private enterprises, and securities issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity purpose, to fund stock repurchases and redemptions, provide additional earnings, and ensure the availability of funds to meet the credit needs of our members.

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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) (Carrying values; dollars in thousands):

Table 5.1:             Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2014	2013	Variance	Variance

State and local housing finance agency obligations (a)	$791,750	$714,880	$76,870	10.75%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	1,292,075	1,552,134	(260,059)	(16.75)
Held-to-maturity securities, at carrying value (b)	12,012,218	11,821,048	191,170	1.62
Total securities	14,096,043	14,088,062	7,981	0.06

Grantor trust (c)	13,862	10,407	3,455	33.20
Federal funds sold	5,769,000	5,986,000	(217,000)	(3.63)

Total investments	$19,878,905	$20,084,469	$(205,564)	(1.02)%

(a)         State and local housing finance agency bonds —Bonds are classified as HTM securities, and carried at amortized cost.  $88.0 million par amounts of bonds were acquired in the nine months ended September 30, 2014.

(b)         Mortgage-backed securities classified as Available-for-sale — No acquisitions were made thus far in 2014.  AFS securities outstanding were GSE issued floating-rate Mortgage-backed securities, and were carried at fair value.

Mortgage-backed securities classified as Held-to-maturity — $1.0 billion of GSE issued MBS were acquired in the nine months ended September 30, 2014 and designated as HTM; 97.1% of  HTM mortgage-backed securities were GSE issued securities.

(c)         A grantor trust is classified as available-for-sale and is reported at fair value.  An additional $4.1 million was added to the grantor trust in the 2014 third quarter. Trust funds represent investments in registered mutual funds and other fixed-income and equity funds maintained under the grantor trust, which funds current and potential future payments to retirees for supplemental pension plan obligations.

Long-Term Investment Securities

Investments with original long-term contractual maturities were comprised of mortgage-backed securities, and securities issued by state and local housing agencies.

Pricing of GSE-issued MBS has been tight partly due to limited supply, and partly as a result of the Federal Reserve Bank’s continued participation in the market for acquiring GSE-issued MBS.  As a result of the unfavorable pricing, acquisitions were only made when pricing justified our risk/reward criteria.  The long-term investment portfolios at September 30, 2014, comprising of MBS and housing finance agency bonds in the HTM and AFS portfolios, had an aggregate carrying value of $14.1 billion, almost unchanged from the balance at December 31, 2013.

•                  The Available-for-sale MBS portfolio, comprising of GSE-issued floating-rate securities, is carried at fair value and was $1.3 billion and $1.6 billion at September 30, 2014 and December 31, 2013.  No acquisitions were designated to the AFS portfolio thus far in 2014. Fair values of AFS securities were in unrealized fair value gain positions at September 30, 2014 and December 31, 2013.  The AFS securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  No MBS securities were sold.  For more information, see Note 6. Available-for-Sale Securities.

•                  The Held-to-maturity MBS portfolio, comprising of 97.1% of GSE issued fixed and floating-rate MBS aggregated $12.0 billion at September 30, 2014, up from $11.8 billion at December 31, 2013.  These amounts represent carrying values, which were amortized cost less credit and non-credit OTTI.  Acquisitions made during 2014 totaled $1.0 billion, just ahead of paydowns.  HTM floating-rate securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.

•                  Carrying values of Housing finance agency bonds, all designated as HTM, were $791.8 million and $714.9 million at September 30, 2014 and December 31, 2013.

With the capped floating-rate securities, we face potential risks in a rising interest rate environment, including cash flow funding exposure, should the LIBOR rates rise above the strike rates of the capped MBS.  To reduce the potential risks to our risk tolerance, we have designated $2.7 billion of notional amounts of interest rate caps to accomplish our risk reduction strategies.  The interest rate caps are structured such that if LIBOR rates exceed the pre-determined cap strikes, we would receive cash payments for each period the cap strike rate is exceeded, making us indifferent to adverse movements in LIBOR.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	September 30, 2014			December 31, 2013
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,931,518	$5,980,190	90.39%	$6,156,878	$6,149,220	94.93%
Freddie Mac	6,950,399	7,088,388	105.92	6,731,314	6,781,294	103.79
Ginnie Mae	68,481	68,966	1.04	83,023	83,614	1.28
All Others - PLMBS	353,895	429,962	5.39	401,967	479,736	6.20
Non-MBS (b)	805,612	755,100	12.28	725,287	672,061	11.18

Total Investment Securities	$14,109,905	$14,322,606	215.02%	$14,098,469	$14,165,925	217.38%

Categorized as:

Available-for-Sale Securities	$1,305,937	$1,305,937		$1,562,541	$1,562,541

Held-to-Maturity Securities	$12,803,968	$13,016,669		$12,535,928	$12,603,384

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consist of housing finance agency bonds and a grantor trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	September 30, 2014
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,794	$11,672,895	$207,363	$34,391	$95,775	$12,012,218
State and local housing finance agency obligations	61,225	694,040	36,485	—	—	791,750

Total Long-term securities	$63,019	$12,366,935	$243,848	$34,391	$95,775	$12,803,968

	December 31, 2013
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$2,110	$11,438,520	$234,017	$39,488	$106,913	$11,821,048
State and local housing finance agency obligations	65,000	613,270	7,780	28,830	—	714,880

Total Long-term securities	$67,110	$12,051,790	$241,797	$68,318	$106,913	$12,535,928

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

External credit rating information has been provided as it is used as another data point to supplement our credit quality indicators, and serves as a useful indicator when analyzing the degree of credit risk to which we are exposed.  Significant changes in credit ratings classifications of our investment securities portfolio could indicate increased credit risk for us that could be accompanied by a reduction in the fair values of our investment securities portfolio.

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	September 30, 2014			December 31, 2013
	AA-rated (a)	Unrated	Total	AA-rated (a)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$1,292,075	$—	$1,292,075	$1,552,134	$—	$1,552,134
Other - Grantor trust	—	13,862	13,862	—	10,407	10,407

Total Available-for-sale securities	$1,292,075	$13,862	$1,305,937	$1,552,134	$10,407	$1,562,541

(a)         All MBS are GSE/U.S. Agency issued securities and the ratings are based on issuer credit ratings.  Fannie Mae, Freddie Mac and U.S. Agency issued MBS are rated double-A (Based on S&P’s rating of AA+/Stable for the GSEs and Double-A for the U.S sovereign; Moody’s affirmed the triple-A status of the two GSEs and the U.S. sovereign rating).

External credit rating information has been provided as it is used as another data point to supplement our credit quality indicators, and serves as a useful indicator when analyzing the degree of credit risk to which we are exposed.  Significant changes in credit ratings classifications of our investment securities portfolio could indicate increased credit risk for us that could be accompanied by a reduction in the fair values of our investment securities portfolio.

Fair Value Levels of investment securities, and Unrecognized and Unrealized holding losses

Except for a small portfolio of non-Agency PLMBS and housing finance agency bonds, our portfolios of MBS were issued by GSEs and U.S. agency.  To compute fair values at September 30, 2014 and December 31, 2013, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within the specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair value.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2014		December 31, 2013
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$—	—%	$19	6.25%
Due after one year through five years	2,411,902	1.99	1,665,395	2.21
Due after five years through ten years	4,169,355	2.72	4,162,452	2.83
Due after ten years	6,755,205	1.63	7,585,946	1.65

Total mortgage-backed securities	$13,336,462	2.04%	$13,413,812	2.08%

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

No OTTI was recorded in the 2014 periods or in 2013.  Improvements in cash flows were identified on certain previously OTTI non-agency PLMBS in the nine months ended September 30, 2014, and $0.8 million was recorded as accretable yield to investment income in the nine months ended September 30, 2014, with an offset to the amortized cost of the securities.

The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 5.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of September 30, 2014
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$33,382	$—	8	$33,382	$(85)
RMBS	Alt-A	5	5,171	—	5	5,171	—
HEL	Subprime	30	299,762	—	30	299,762	(195)
Manufactured housing	Subprime	2	97,963	—	2	97,963	—
Total Securities		45	$436,278	$—	45	$436,278	$(280)

		As of December 31, 2013
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	9	$46,007	$—	9	$46,007	$(59)
RMBS	Alt-A	6	5,700	—	6	5,700	—
HEL	Subprime	30	328,488	—	30	328,488	(2,145)
Manufactured housing	Subprime	2	112,128	—	2	112,128	—
Total Securities		47	$492,323	$—	47	$492,323	$(2,204)

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

For the 2014 third quarter, the FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 9.0% over the 12-month period beginning July 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from 0.0% to an increase of 6.0%.  Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

Below are the recovery rates employed previously at December 31, 2013.  The table below presents projected home price recovery under a base case and an adverse case.

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

(a) Annualized Rates.

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.8:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	September 30, 2014			December 31, 2013
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$31,187	$2,195	$33,382	$43,532	$2,475	$46,007
Alt-A	3,377	1,794	5,171	3,590	2,110	5,700
Total private-label RMBS	34,564	3,989	38,553	47,122	4,585	51,707

Home Equity Loans
Subprime	252,003	47,760	299,763	275,246	53,242	328,488

Manufactured Housing Loans
Subprime	97,963	—	97,963	112,128	—	112,128
Total UPB of private-label MBS (b)	$384,530	$51,749	$436,279	$434,496	$57,827	$492,323

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

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.9:             PLMBS by Year of Securitization and External Rating

	September 30, 2014
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$10,283	$—	$—	$—	$—	$10,283	$9,584	$(260)	$9,466
2005	10,231	—	—	—	—	10,231	9,658	—	10,303
2004 and earlier	12,868	—	7,645	3,027	—	2,196	12,817	(75)	12,935
Total RMBS Prime	33,382	—	7,645	3,027	—	22,710	32,059	(335)	32,704
Alt-A
2004 and earlier	5,171	1,794	—	911	1,131	1,335	5,171	(106)	5,136
Total RMBS	38,553	1,794	7,645	3,938	1,131	24,045	37,230	(441)	37,840
HEL Subprime
2004 and earlier	299,763	—	6,943	111,238	43,431	138,151	265,041	(2,866)	291,398
Manufactured Housing Loans Subprime
2004 and earlier	97,963	—	—	97,963	—	—	97,952	—	100,724
Total PLMBS	$436,279	$1,794	$14,588	$213,139	$44,562	$162,196	$400,223	$(3,307)	$429,962

	December 31, 2013
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$12,379	$—	$—	$—	$—	$12,379	$11,669	$(128)	$11,621
2005	13,285	—	—	—	—	13,285	12,630	(3)	13,220
2004 and earlier	20,343	—	10,269	7,599	2,475	—	20,261	(46)	20,354
Total RMBS Prime	46,007	—	10,269	7,599	2,475	25,664	44,560	(177)	45,195
Alt-A
2004 and earlier	5,700	2,110	911	19	1,214	1,446	5,700	(157)	5,622
Total RMBS	51,707	2,110	11,180	7,618	3,689	27,110	50,260	(334)	50,817
HEL Subprime
2004 and earlier	328,488	—	8,278	121,052	47,572	151,586	292,883	(3,659)	314,038
Manufactured Housing Loans Subprime
2004 and earlier	112,128	—	—	112,128	—	—	112,115	—	114,881
Total PLMBS	$492,323	$2,110	$19,458	$240,798	$51,261	$178,696	$455,258	$(3,993)	$479,736

Table 5.10:                                Weighted-Average Credit support Analysis of MBS

	September 30, 2014			December 31, 2013
Private-label MBS	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)	Original Weighted- Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS
Prime
2006	4.57%	4.29%	20.11%	4.41%	3.96%	18.54%
2005	2.57	6.51	6.82	2.50	6.13	6.78
2004 and earlier	1.67	6.73	5.15	1.54	6.79	2.18
Total RMBS Prime	2.84	5.91	10.27	2.59	5.84	7.91
Alt-A
2004 and earlier	14.31	39.66	10.18	13.85	38.04	10.01
Total RMBS	4.38	10.44	10.26	3.83	9.39	8.14
HEL
Subprime
2004 and earlier	58.09	34.88	18.73	58.02	34.18	19.75
Manufactured Housing Loans
Subprime
2004 and earlier	100.00	31.13	3.41	100.00	29.82	2.90
Total Private-label MBS	62.76%	31.88%	14.54%	61.89%	30.58%	14.69%

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

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as secured overnight transactions collateralized by securities, and unsecured overnight and term Federal funds sold to highly-rated financial institutions who also satisfy other credit quality factors.  These investments provide the liquidity necessary to meet members’ credit needs.  Short-term investments also provide a flexible means of implementing the asset/liability management decisions to increase liquidity.

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

Securities purchased with agreement to resell — As part of FHLBNY’s banking activities with counterparties, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against securities that are taken as collateral.  There were no outstanding balances at September 30, 2014 and December 31, 2013.  The average amount of lending was $0.9 billion in the nine months ended September 30, 2014, and $72.9 million in the twelve months ended December 31, 2013.  The secured financing agreements with certain highly-rated counterparties who also met the FHLBNY’s credit quality standards, involve the lending of cash, against which securities are taken as collateral.  The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral as well as the credit quality of the counterparty.  The collateral is typically in the form of high quality, highly-rated marketable securities.  The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined threshold.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  The FHLBNY does not have the right to re-pledge the securities received.  Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities, and are treated as collateralized financing transactions.

Federal funds sold and Cash at the Federal Reserve Banks — Federal funds sold at September 30, 2014 and December 31, 2013 represented overnight, unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by the FHLBNY, including credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 5.11:                                Federal Funds Sold by Domicile of the Counterparty

							Three months ended September 30,		Nine months ended September 30,
	September 30, 2014		December 31, 2013		Balances at		Daily average		Daily average
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	September 30, 2014	December 31, 2013	2014	2013	2014	2013

Australia	AA-	AA2	AA-	AA2	$650,000	$1,792,000	$1,628,380	$2,262,239	$1,967,337	$2,239,146
Canada	A to AA-	AA3 to AA1	A to AA-	AA3 to AA2	2,336,000	1,152,000	4,660,391	3,251,054	4,322,678	3,006,545
Finland	AA-	AA3	AA-	AA3	700,000	1,792,000	1,876,620	1,727,663	1,839,051	1,546,114
Germany	A	BAA1	A	A2	—	—	—	956,522	453,205	597,590
Netherlands	AA-	AA2	AA-	AA2	1,833,000	—	1,547,457	1,709,913	1,200,575	1,559,689
Norway	A+	A1	A+	A1	—	1,000,000	1,207,478	1,122,880	1,176,575	1,046,546
Sweden	AA-	AA3	AA-	AA3	—	—	1,634,663	1,109,185	1,539,667	1,383,766
UK	A-	A2	A-	A3	—	—	—	—	—	70,879

Subtotal					5,519,000	5,736,000	12,554,989	12,139,456	12,499,088	11,450,275

USA	A to AA-	A1 to AA2	A to AA-	A2 to AA2	250,000	250,000	3,216,957	2,764,685	2,265,542	2,457,267
Total					$5,769,000	$5,986,000	$15,771,946	$14,904,141	$14,764,630	$13,907,542

Table 5.12:                                Cash Balances at the Federal Reserve Bank of New York

In addition, we maintained liquidity at the FRBNY. The following table summarizes outstanding balances at September 30, 2014 and December 31, 2013 and the average balances for the three and nine months ended September 30, 2014 and 2013 (in millions):

			Three months ended September 30,		Nine months ended September 30,
	Balances at		Daily average		Daily average
	September 30, 2014	December 31, 2013	2014	2013	2014	2013

Cash Balances with Federal Reserve Bank	$3,657	$15,302	$265	$1,095	$397	$764

Lower amounts of cash balances at the FRBNY at September 30, 2014 compared to December 31, 2013, were determined based on projected estimated member liquidity requirements.

Cash collateral pledged to derivative counterparties — All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.   Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earn interest at the overnight Federal funds rate.  At September 30, 2014 and December 31, 2013, we had deposited $1.1 billion and $1.5 billion in interest-earning cash as pledged collateral or as margins to derivative counterparties.  We generally execute derivatives with major financial institutions and enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analysis that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under ISDA agreements that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit

Risk Due to Nonperformance by Counterparties in Note 15. Derivatives and Hedging Activities.  Also see Tables 9.5 and 9.6 and accompanying discussions in this MD&A.

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

Mortgage Partnership Finance Program

We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institutions (“PFI”).  We may also acquire MPF loans through participations with other FHLBanks.  MPF Loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”) or the Rural Housing Service of the Department of Agriculture (“RHS”), fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans, also referred to as “MPF Government Loans.”  The FHLBank of Chicago (“MPF Provider”) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBanks.  In order for MPF Loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF Loans is shared with PFIs.

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

The following table summarizes MPF loan by product types (par value, in thousands):

Table 6.1:                                       MPF by Product Types

	September 30, 2014	December 31, 2013

Original MPF (a)	$441,750	$444,470
MPF 100 (b)	5,922	7,197
MPF 125 (c)	1,214,383	1,105,644
MPF 125 Plus (d)	193,826	223,506
Other	148,228	116,561
Total par MPF loans	$2,004,109	$1,897,378

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                                       MPF by Conventional and Insured Loans

	September 30, 2014	December 31, 2013

Federal Housing Administration and Veteran Administration insured loans	$148,164	$116,496
Conventional loans	1,855,881	1,780,817
Others	64	65

Total par MPF loans	$2,004,109	$1,897,378

Mortgage Loans — Loss sharing and the credit enhancement waterfall

In the credit enhancement waterfall, we are responsible for the first loss layer.  The second loss layer is the amount of credit obligation that the PFI has taken on that will equate the loan to a double-A rating.  We assume all residual risk.  Also, see Note 8. Mortgage Loans Held-for-Portfolio.

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

Table 6.3:                                       Roll-Forward First Loss Account (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Beginning balance	$20,038	$18,794	$19,716	$18,436

Additions	1,090	603	1,878	2,478
Resets(a)	—	—	—	(1,226)
Charge-offs	(119)	—	(585)	(291)
Ending balance	$21,009	$19,397	$21,009	$19,397

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

Table 6.4:                                       Second Losses and SMI Coverage (in thousands)

	September 30, 2014	December 31, 2013
Second Loss Position (a)	$79,052	$70,095
SMI Coverage - NY share only (b)	$17,593	$17,593
SMI Coverage - portfolio (b)	$17,958	$17,958

(a)         Increase due to increase in overall outstanding of MPF.

(b)         SMI coverage has remained unchanged since December 31, 2013 as no new master commitments have been added under the MPF 125 Plus Program.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan and PFI concentration:

Table 6.5:                                       Concentration of MPF Loans

	September 30, 2014		December 31, 2013
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	70.8%	61.0%	70.1%	60.6%

Table 6.6:                                       Top Five Participating Financial Institutions — Concentration (Single-family, par value, dollars in thousands)

	September 30, 2014
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$310,211	15.48%
Manufacturers and Traders Trust Company	194,300	9.70
Investors Bank	171,015	8.53
Elmira Savings Bank	129,677	6.47
First Choice Bank	117,457	5.86
All Others	1,081,385	53.96

Total	$2,004,045	100.00%

	December 31, 2013
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Federal Savings and Loan Association	$313,686	16.53%
Manufacturers and Traders Trust Company	224,053	11.81
Investors Bank	167,428	8.82
Elmira Savings Bank	114,685	6.05
Watertown Savings Bank	86,402	4.55
All Others	991,059	52.24

Total	$1,897,313	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $169.6 million and $173.6 million at September 30, 2014 and December 31, 2013, and represented interest receivable primarily from advances and investments.  Changes in balances represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets included prepayments and miscellaneous receivables, and were $14.9 million and $17.1 million at September 30, 2014 and December 31, 2013.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continued to be the issuance of consolidated obligation bonds and discount notes.

The carrying value of consolidated obligation bonds outstanding was $79.9 billion (par, $79.5 billion) at September 30, 2014, compared to $73.3 billion (par, $72.9 billion) at December 31, 2013.  The carrying values included fair value basis adjustments.  For bonds hedged under fair value accounting, unrealized net fair value hedge basis losses were $407.3 million and $337.0 million at September 30, 2014 and December 31, 2013.  For bonds elected under the FVO, unrealized fair values were net losses were $9.1 million and $8.4 million at September 30, 2014 and December 31, 2013.

The carrying value of consolidated obligation discount notes outstanding was $36.1 billion (par, $36.1 billion) at September 30, 2014, compared to $45.9 billion (par, $45.9 billion) at December 31, 2013, and included unrealized valuation losses of $3.1 million and $1.7 million on discount notes elected under the FVO.  No discount notes had been hedged under a fair value accounting hedge.  Certain discount notes were hedged under a cash flow accounting hedge.

The funding mix between the use of discount notes and bonds has changed at September 30, 2014, relative to prior periods in 2014 and December 31, 2013, and the FHLBNY has reduced its reliance on discount notes at September 30, 2014, primarily due to the narrowing of spreads between the yields paid on discount notes and similar maturity/duration consolidated bonds on a swapped out basis.  Discount notes funded 28.8% of total assets at September 30, 2014, 33.8% at June 30, 2014, 29.8% at March 31, 2014, and 35.7% at December 31, 2013.

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

Consolidated obligation bonds

The following summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	September 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$55,297,200	69.57%	$51,487,625	70.64%
Fixed-rate, callable	9,744,500	12.26	7,292,500	10.01
Step Up, callable	2,635,000	3.32	2,026,000	2.78
Step Down, callable	25,000	0.03	25,000	0.03
Single-index floating rate	11,780,000	14.82	12,055,000	16.54

Total par value	79,481,700	100.00%	72,886,125	100.00%

Bond premiums	51,106		68,737
Bond discounts	(29,542)		(24,931)
Hedge valuation basis adjustments (a)	311,972		261,480
Hedge basis adjustments on terminated hedges (b)	95,342		75,500
FVO (c) - valuation adjustments and accrued interest	9,143		8,401

Total Consolidated obligation-bonds	$79,919,721		$73,275,312

Fair value basis and valuation adjustments — The carrying values of consolidated obligation bonds include hedging basis adjustments (LIBOR benchmark hedging adjustments) for those bonds recorded under hedge accounting provisions, or at fair value for those bonds elected under the FVO.   Fair value basis adjustments are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates; for bonds elected under the FVO,  changes in the CO pricing curve and interest payable are also the primary drivers.

(a)         Hedge valuation basis — The reported carrying value of hedged consolidated bonds is adjusted for changes in the bond’s fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedges of debt in a fair value hedge.  The application of the accounting methodology resulted in the recognition of $312.0 million in hedge valuation basis losses at September 30, 2014, compared to losses of $261.5 million at December 31, 2013.

Most of our existing hedged bonds were fixed-rate liabilities, which had been issued in prior years at the then prevailing higher interest rate environment.  In a lower interest rate environment at September 30, 2014 and December 31, 2013, these fixed-rate bonds reported unrealized fair value basis losses.

Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were, on average, short- and medium-term.  The valuation losses have increased at September 30, 2014, relative to December 31, 2013, due to decline in market observed yields relative to the coupons of the hedged fixed-rated debt.  Volume of hedged bonds at September 30, 2014 was also higher relative to December 31, 2013.

(b)         Valuation basis of terminated hedges — When certain hedges were terminated before their stated maturities, the hedge valuation basis of the debt at the hedge termination date was no longer adjusted for changes in the benchmark rate, and is being amortized on a level yield method as a reduction of Interest expense.  Unamortized basis adjustments were $95.3 million and $75.5 million at September 30, 2014 and December 31, 2013, and the amounts will be amortized through the contractual maturities of the bonds. Increase in basis represents hedges that were terminated in the 2014 periods and the basis reclassified to this category.

(c)          FVO fair values — Carrying values of bonds elected under the FVO include valuation adjustments and accrued unpaid interest to recognize changes in full fair values of the bonds.  The discounting basis for computing changes in fair values of bonds elected under the FVO is the observed CO pricing bond yield curve.  Valuation adjustments of $9.1 million and $8.4 million at September 30, 2014 and December 31, 2013 represented the premium over market values.  Volume of bonds elected under the FVO was $21.1 billion at September 30, 2014, compared to $22.9 billion at December 31, 2013.  All FVO bonds are short or medium term and fluctuations in their valuation, excluding interest receivable, were not significant as the bonds re-price relatively frequently to market indices, remaining near to par, although there could be inter-period volatility over the life cycle of the bonds.  The amount of interest payable, a component of the full fair value of the FVO bonds, could be significant depending on the timing of the settlement date.

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

Hedge volume — Tables 7.2 — 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	September 30, 2014	December 31, 2013
Qualifying Hedges
Fixed-rate bullet bonds	$25,370,015	$23,269,810
Fixed-rate callable bonds	10,356,000	5,076,000
	$35,726,015	$28,345,810

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

Table 7.3:                                       Bonds Elected under the Fair Value Option (FVO)

(Economically hedged)

	Consolidated Obligation Bonds
Par Amount	September 30, 2014	December 31, 2013
Bonds designated under FVO	$21,090,080	$22,860,000

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

Table 7.4:                                       Economically Hedged Bonds

(Excludes consolidated obligation bonds elected under the FVO and hedged economically)

	Consolidated Obligation Bonds
Par Amount	September 30, 2014	December 31, 2013
Bonds designated as economically hedged
Floating-rate bonds (a)	$3,500,000	$6,500,000
Fixed-rate bonds (b)	165,000	—
	$3,665,000	$6,500,000

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	September 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$55,905,575	70.34%	$54,896,925	75.32%
Due or callable after one year through two years	12,496,540	15.72	8,157,800	11.19
Due or callable after two years through three years	3,673,090	4.62	2,602,960	3.57
Due or callable after three years through four years	2,104,615	2.65	1,774,390	2.43
Due or callable after four years through five years	1,464,820	1.84	1,135,840	1.56
Thereafter	3,837,060	4.83	4,318,210	5.93

Total par value	79,481,700	100.00%	72,886,125	100.00%

Bond premiums	51,106		68,737
Bond discounts	(29,542)		(24,931)
Hedge valuation basis adjustments	311,972		261,480
Hedge basis adjustments on terminated hedges	95,342		75,500
FVO - valuation adjustments and accrued interest	9,143		8,401

Total bonds	$79,919,721		$73,275,312

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable Bonds

	September 30, 2014	December 31, 2013
Callable	$12,404,500	$9,343,500
Non-Callable	$67,077,200	$63,542,625

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	September 30, 2014	December 31, 2013

Par value	$36,074,482	$45,876,381
Amortized cost	$36,064,053	$45,868,730
Fair value option valuation adjustments (a)	3,146	1,740
Total discount notes	$36,067,199	$45,870,470

Weighted average interest rate	0.08%	0.07%

(a)         Carrying values of discount notes elected under the FVO include valuation adjustments to recognize changes in fair values.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observed FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  Consolidated notes elected under the FVO were exhibiting fair value losses due to declining yields of equivalent maturity discount notes offered in the bond markets.  Valuation adjustments at September 30, 2014 and December 31, 2013 represented the premium over market values.

The following table summarizes discount notes under the FVO (par amounts, in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

Par Amount	September 30, 2014	December 31, 2013
Discount Notes designated under FVO (a)	$6,898,175	$4,258,896

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.

For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (par amounts, in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2014	December 31, 2013
Discount notes hedged under qualifying hedge (a)	$1,256,000	$1,256,000

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

Recent Rating Actions

Table 7.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at October 31, 2014.

Table 7.10:                                FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2014	August 19, 2014	AA+/A-1+	Stable/Affirmed	July 2, 2014	Aaa/P-1	Stable/Affirmed

2013	June 10, 2013	AA+/A-1+	Stable/Affirmed	July 18, 2013	Aaa/P-1	Stable/Affirmed
				April 13, 2013	Aaa/P-1	Negative/Affirmed

2012	August 15, 2012	AA+/A-1+	Negative/Affirmed	August 15, 2012	Aaa/P-1	Negative/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $125.8 million and $112.0 million at September 30, 2014 and December 31, 2013.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities — Amounts outstanding were $144.9 million and $163.9 million at September 30, 2014 and December 31, 2013.  Other liabilities comprised of unfunded pension liabilities, pass through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.  Other liabilities declined primarily due to lower amounts of miscellaneous payables, pass-through reserves and the liability obligation for the postretirement health benefit plan.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                                       Stockholders’ Capital

	September 30, 2014	December 31, 2013
Capital Stock (a)	$5,597,994	$5,571,400
Unrestricted retained earnings (b)	858,117	841,412
Restricted retained earnings (c)	204,691	157,114
Accumulated Other Comprehensive Loss	(98,638)	(84,272)

Total Capital	$6,562,164	$6,485,654

(a)         Stockholders’ Capital — Capital stock has increased with the increase in advances borrowed by members.  Members are required to purchase stock as a percentage of advances borrowed.  Under our present practice, we generally redeem any stock in excess of the amount necessary to support advance activity.  Therefore, the amount of capital stock outstanding varies directly with members’ outstanding borrowings.  On July 2, 2014, the FHLBNY informed its membership of certain amendments to the FHLBNY’s Capital Plan (“Plan”). The amendments to the Plan became effective on August 1, 2014, and reduced the capital stock purchase requirement for membership of the FHLBNY from 20 basis points to 15 basis points of members’ mortgage-related Assets, subject to a $1,000 minimum. On August 1, 2014, the FHLBNY repurchased $374.0 million of excess Membership stock as a result of the reduction in the Membership stock requirement.  The Bank remains in compliance with all capital requirements.

(b)         Unrestricted retained earnings — Net Income in the nine months ended September 30, 2014 was $237.9 million; $47.6 million was set aside towards Restricted retained earnings.  From the remaining amounts, we paid $173.6 million to members as dividends in the period.  As a result, Unrestricted retained earnings increased by $16.7 million to $858.1 million at September 30, 2014.

(c)          Restricted retained earnings — Restricted retained earnings at September 30, 2014 have grown to $204.7 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to a restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  By way of reference, if the Restricted retained earnings target was to be calculated at September 30, 2014, the target amount would be $1.1 billion based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10K filed on March 24, 2014.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	September 30, 2014	December 31, 2013

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(46,329)	$(53,291)
Net unrealized gains on available-for-sale securities (b)	16,071	14,505
Net unrealized losses on hedging activities (c)	(60,488)	(30,983)
Employee supplemental retirement plans (d)	(7,892)	(14,503)
Total Accumulated other comprehensive loss	$(98,638)	$(84,272)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at September 30, 2014 due to non-credit accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the securities previously deemed to be OTTI.  No securities were deemed to be OTTI or re-impaired in the nine months ended September 30, 2014.

(b)         Fair values of available-for-sale securities — Balance represents net unrealized fair value gains of MBS securities and a grantor trust fund.  The pricing of the securities in the AFS portfolio has continued to improve and fair values were almost entirely in gain positions at September 30, 2014 and December 31, 2013.

(c)          Cash flow hedge losses — Represents unrealized valuation losses on interest rate swaps in cash flow “rollover” strategies that hedged the variability of 91-day discount notes that will be issued in sequence for periods up to 15 years.  Fair values of the swaps were in net unrealized loss positions primarily due to the prevailing low interest rates, relative to those prevailing when the hedges were initially executed.  Valuation losses have increased due to decline in the relevant segments of the yield curve at September 30, 2014 relative to December 31, 2013.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.

Hedges of anticipatory issuance of debt — Fair value realized net losses of $6.4 million represented unamortized basis of swaps that had been terminated swaps as part of cash flow hedge strategies to hedge the anticipated issuance of debt.  Amounts are amortized in AOCI and reclassified to interest expense over the terms of the issued debt.

(d)         Employee supplemental plans — Represent minimum additional actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.  Amounts will be amortized as an expense through Compensation and benefits over an actuarially determined period.  Unrecognized losses declined at September 30, 2014 primarily due to amendments to the postretirement health benefit plan.  For more information, see Note 14.  Employee Retirement Plans.

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

The following table summarizes dividends paid and payout ratios (on all Class B stocks):

Table 8.3:                                       Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2014	September 30, 2013
Cash dividends paid per share	$3.17	$3.11
Dividends paid (a) (c)	$174,363	$146,943
Pay-out ratio (b)	73.30%	68.09%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of September 30, 2014 and December 31, 2013:

Table 9.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$2	$5
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$—	$50
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$35	$30
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$13,591	$14,170
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,196	$2,120
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$27,952	$27,112
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$—	$8

Table 9.2:                                       Derivative Hedging Strategies - Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$150	$—
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Economic Hedge of Fair Value Risk	$15	$—
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$10,356	$5,076
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$120	$40
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$25,250	$23,230
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,256	$1,256
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$3,500	$6,500
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$1,350	$3,485
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$19,740	$19,375
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$6,898	$4,259

Table 9.3:                                       Derivative Hedging Strategies - Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions-interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$260	$260

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:                                       Derivatives Financial Instruments by Product

	September 30, 2014		December 31, 2013
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$43,773,967	$(1,527,067)	$43,482,390	$(2,033,574)
Consolidated obligations-fair value hedges	35,726,015	307,183	28,345,810	255,839
Cash Flow-anticipated transactions	1,256,000	(54,097)	1,256,000	(22,296)
Derivatives not designated as hedging instruments (b)
Advances hedges	2,318	(38)	12,745	(100)
Consolidated obligations hedges	3,665,000	(445)	6,500,000	498
Mortgage delivery commitments	23,101	(5)	7,563	(29)
Balance sheet	2,692,000	8,980	2,692,000	27,196
Intermediary positions hedges	260,000	97	260,000	157
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	21,090,080	(2,616)	22,860,000	(495)
Interest rate swaps-consolidated obligations-discount notes	6,898,175	496	4,258,896	148

Total notional and fair value	$115,386,656	$(1,267,512)	$109,675,404	$(1,772,656)

Total derivatives, excluding accrued interest		$(1,267,512)		$(1,772,656)
Cash collateral pledged to counterparties (d)		1,137,988		1,499,588
Cash collateral received from counterparties		(100,924)		(3,971)
Accrued interest		(29,266)		(28,809)

Net derivative balance		$(259,714)		$(305,848)

Net derivative asset balance (d)		$43,680		$43,302
Net derivative liability balance		(303,394)		(349,150)

Net derivative balance		$(259,714)		$(305,848)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of debt elected under the FVO.

(d)         Net derivative asset balance included $30.4 million and $34.9 million of excess cash collateral or margins posted by the FHLBNY at September 30, 2014 and December 31, 2013.  Excess margins are typically the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

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

Derivatives Counterparty Credit Ratings

The following tables summarize our fair value exposure to counterparties, their ratings and notional amounts outstanding (in thousands):

Table 9.5:                                       Derivatives Counterparty Credit Ratings

	September 30, 2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A	$8,184,693	$35,979	$(24,860)	$11,119	$—	$11,119
Cleared derivatives	56,966,159	76,263	(75,770)	493	—	493
Excess margins posted on cleared derivatives	—	—	30,439	30,439	—	30,439

Total derivative positions with non-member counterparties to which the Bank had credit exposure	65,150,852	112,242	(70,191)	42,051	—	42,051
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	130,000	1,629	—	1,629	(1,629)	—

Delivery Commitments
Derivative position with delivery commitments	23,101	—	—	—	—	—

Total derivative position with members	153,101	1,629	—	1,629	(1,629)	—

Derivative positions with credit exposure	65,303,953	$113,871	$(70,191)	$43,680	$(1,629)	$42,051
				—
Derivative positions without fair value credit exposure	50,082,703
Total notional	$115,386,656

	December 31, 2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$1,000,000	$125	$—	$125	$—	$125
Single-A	4,094,000	5,116	(500)	4,616	—	4,616
Cleared derivatives	4,509,709	4,013	(3,471)	542	—	542
Excess margins posted on cleared derivatives	—	—	34,922	34,922	—	34,922

Total derivative positions with non-member counterparties to which the Bank had credit exposure	9,603,709	9,254	30,951	40,205	—	40,205
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	130,000	3,097	—	3,097	(3,097)	—

Total derivative position with members	130,000	3,097	—	3,097	(3,097)	—

Derivative positions with credit exposure	9,733,709	$12,351	$30,951	$43,302	$(3,097)	$40,205

Derivative positions without fair value credit exposure	99,941,695
Total notional	$109,675,404

(a)             Includes excess margins posted to counterparties and to Derivative Clearing Organization on derivatives that were classified as derivative assets, which are an exposure for the FHLBNY.

(b)             Members pledge non-cash collateral to fully collateralize their exposures.  Non-cash collateral is not deducted from net derivative assets on the balance sheet.

Uncleared derivatives — For bilateral executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  In 2011, S&P had downgraded the credit rating of the FHLBank long-term debt from AAA to AA+/Negative and lowered one notch the credit ratings of those FHLBanks rated AAA (including the Federal Home Loan Bank of New York) to AA+/Negative.  In June 2013, S&P revised its outlook from negative to stable.  Moody’s has affirmed the AAA status of the FHLBank’s long-term debt and the AAA credit rating of the FHLBNY.  Notional amounts of uncleared derivatives at September 30, 2014 and December 31, 2013 were $58.4 billion and $76.8 billion.

Cleared derivatives — For cleared OTC derivatives, margin requirements are determined by the DCO, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  The FHLBNY was not subject to additional margin calls by its clearing agents at September 30, 2014 or December 31, 2013.  Notional amounts of cleared derivatives at September 30, 2014 and December 31, 2013 were $57.0 billion and $32.9 billion.

Collateral and margin posted — The FHLBNY had posted cash collateral of $1.1 billion and $1.5 billion to swap dealers and to a DCO at September 30, 2014 and December 31, 2013.  The amounts were expected to mitigate the potential nonperformance risk of the FHLBNY with respect to derivatives in a fair value liability positions.

The fair values of our derivative instruments that were in a net liability position at September 30, 2014 and December 31, 2013 was approximately $303.4 million and $349.2 million after posting cash collateral at those dates, and on the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $45.9 million at September 30, 2014 and $78.1 million at December 31, 2013.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

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

For derivatives in a liability position, only notional amounts are presented below.  If a counterparty’s notional amount exceeds 10% of the total notional of all counterparties, its country of domicile is reported, otherwise counterparties are aggregated by country of domicile (dollars in thousands):

Table 9.6:                                       FHLBNY Exposure Concentration (a)

		September 30, 2014
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total
Counterparties	U.S.A.	$63,403,852	54.96%	$42,051	96.27%
Counterparty	France	1,747,000	1.51	—	—
Members and Delivery Commitments		153,101	0.13	1,629	3.73

Total Credit Exposure (Fair values, net) - Balance sheet assets		65,303,953	56.60	$43,680	100.00%

Counterparties (Liability position)
Counterparties below 10% aggregate by country
Counterparties	U.S.A.	28,941,348	25.08
Counterparties	United Kingdom	9,605,939	8.32
Counterparty	Germany	7,564,400	6.56
Counterparty	Switzerland	2,803,016	2.43
Counterparties	Canada	1,153,000	1.00
Counterparty	France	15,000	0.01
		50,082,703	43.40

Total notional		$115,386,656	100.00%

		December 31, 2013
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount (c)	of Total	Exposure	of Total
Counterparties	U.S.A.	$32,939,778	30.03%	$35,464	81.90%
Counterparty	France	4,094,000	3.73	4,616	10.66
Counterparty	Canada	1,000,000	0.91	125	0.29
Members and Delivery Commitments		137,563	0.13	3,097	7.15

Total Credit Exposure (Fair values, net) - Balance sheet assets		38,171,341	34.80	$43,302	100.00%

Counterparties (Liability position)
Counterparty in excess of 10% (one counterparty)
Counterparty	Germany	12,346,400	11.26

Counterparties below 10% aggregate by country
Counterparties	U.S.A.	38,904,137	35.47
Counterparties	United Kingdom	11,624,591	10.60
Counterparties	Switzerland	8,440,935	7.70
Counterparty	Canada	173,000	0.16
Counterparty	France	15,000	0.01
		71,504,063	65.20

Total notional		$109,675,404	100.00%

(a)         Notional concentration — We measure concentration by fair value exposure and not by notional.  We have reported fair values for derivative contracts in a gain position, which is our credit exposure due to potential non-performance of the derivative counterparties.  Derivative contracts with remaining counterparties were in a liability position in which the swap counterparties were exposed to a default by the FHLBNY.  The FHLBNY’s exposure with such contracts would be measured by the FHLBNY’s inability to replace the contracts at a value that was equal to or greater than the cash posted to the defaulting counterparty.

(b)         Country of incorporation is based on domicile of the ultimate parent company.

(c)          Total notional for all counterparties.  Fair values are reported only when the FHLBNY has an exposure.  Fair values in a liability position represent our exposure to counterparties.  For such derivatives, we have reported notionals and country of domicile.  Fair values of derivatives in a liability position were $303.4 million and $349.2 million at September 30, 2014 and December 31, 2013; amounts do not represent credit exposure for the FHLBNY.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 9.7:                                       Notional and Fair Value by Contractual Maturity

	September 30, 2014		December 31, 2013
	Notional	Fair Value (a)	Notional	Fair Value (a)

Maturity less than one year	$51,338,448	$(16,056)	$52,018,032	$(4,585)
Maturity from one year to less than three years	34,534,935	(682,702)	26,272,581	(664,252)
Maturity from three years to less than five years	14,069,309	(250,552)	15,286,583	(686,696)
Maturity from five years or greater	15,420,863	(318,197)	16,090,645	(417,094)
Delivery Commitments	23,101	(5)	7,563	(29)
	$115,386,656	$(1,267,512)	$109,675,404	$(1,772,656)

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

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2014	$1,689	$83,851	$82,162
June 30, 2014	1,777	76,001	74,224
March 31, 2014	1,551	75,381	73,830
December 31, 2013	1,699	74,445	72,746

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2014	$8,380	$30,871	$22,491
June 30, 2014	8,939	27,457	18,518
March 31, 2014	12,185	30,575	18,390
December 31, 2013	10,349	29,367	19,018

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2014	$3,699	$30,646	$26,947
June 30, 2014	2,937	27,214	24,277
March 31, 2014	3,367	30,347	26,980
December 31, 2013	2,953	29,410	26,457

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

Cash flows

Cash and due from banks was $3.7 billion at September 30, 2014, compared to $15.3 billion at December 31, 2013.  See Table 5.12 for a fuller understanding of cash held at the FRBNY.  Also see Statements of Cash Flows in the financial statements.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities was $444.6 million in the nine months ended September 30, 2014, compared to $390.0 million in same period in 2013.  Net income was $237.9 million in the 2014 period, and $215.8 million in the 2013 period.  Net cash flows were higher than Net income largely as a result of adjustments for noncash items, fair value adjustments on derivatives and hedging activities, amortization of premiums and discounts on assets and liabilities, and derivative financing elements.

Derivative financing elements have been a significant favorable reporting adjustment to Operating cash flows in each period in this report.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts classified within the Statements of Cash Flows as Financing activities rather than Operating activities were $178.3 million in the 2014 period, compared to $176.4 million in the 2013 period.  They represented interest payments to certain swap counterparties for the off-market swaps.

Cash flows used in investing activities — Investing activities were a net user of cash of $8.8 billion in the nine months ended September 30, 2014, compared to $14.8 billion in the same period in 2013.  In both periods, growth in advances borrowed by members exceeded funds collected from maturing advances by $9.3 billion and $14.5 billion in the 2014 and 2013 periods.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Outstanding at end of the period (a)	$36,067,199	$45,870,470	$22,944,075	$32,650,000
Weighted-average rate at end of the period	0.08%	0.07%	0.13%	0.12%
Average outstanding for the period (a)	$38,931,108	$36,872,187	$29,988,688 (b)	$22,102,671 (b)
Weighted-average rate for the period	0.08%	0.08%	0.13%	0.13%
Highest outstanding at any month-end (a)	$47,001,070	$45,870,470	$33,847,000	$32,650,000

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

In addition, in the ordinary course of business, the FHLBNY engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the FHLBNY’s balance sheet or may be recorded on the FHLBNY’s balance sheet in amounts that are different from the full contract or notional amount of the transactions.  For example, the Bank routinely enters into commitments to purchase MPF loans from PFIs, and issues standby letters of credit.  These commitments may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon.  For more information about contractual obligations and commitments, see Note 17. Commitments and Contingencies.

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

Joint Final Rule on Credit Risk Retention for Asset-backed Securities.  On October 22, 2014, the FHFA and other U.S. federal regulators jointly approved a final rule requiring sponsors of asset-backed securities to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013, and generally requires sponsors of asset-backed securities to retain a minimum 5% economic interest in a portion of the credit risk of the assets collateralizing the asset-backed securities, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43%; and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

Other exemptions from the credit risk requirement include certain owner-occupied mortgage loans secured by three-to-four unit residential properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by community development financial institutions). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three-to-four unit residential mortgage loans and consider whether they should be modified.

The final rule exempts agency mortgage-backed securities from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, mortgage-backed securities issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements.  The final rule will be effective one year after publication in the Federal Register for residential mortgage-backed securitizations and two years after publication for all other securitization types. The Bank has not yet determined the effect, if any, that this rule may have on the Bank’s operations.

FHFA Proposed Rule on FHLBank Capital Stock and Capital Plans.  On October 8, 2014, the FHFA issued a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the FHFA regulations (Capital Proposed Rule). The Capital Proposed Rule would not make any substantive changes to these requirements, but would delete certain provisions that applied only to the one-time conversion of FHLBank capital stock to the new capital structure required by the Gramm-Leach-Bliley Act. The Capital Proposed Rule would also make certain clarifying changes so that the rules would more precisely reflect long-standing practices and requirements with regard to transactions in FHLBank capital stock. The Capital Proposed Rule would add appropriate references to “former members” to clarify when a former FHLBank member can be required to maintain its investment in FHLBank capital stock after withdrawal from an FHLBank. The FHLBanks are currently evaluating the Capital Proposed Rule.  Comments on the Capital Proposed Rule are due by December 8, 2014.

FHFA Proposed Rule on FHLBank Membership.  On September 12, 2014, the FHFA issued a proposed rule that would:

•                  Impose a new test on all FHLBank members that requires them to maintain at least 1% of their assets in first-lien home mortgage loans, including mortgage-backed securities, on an ongoing basis, with maturities of five years or more to maintain their membership in their respective FHLBank. The proposal also suggests the possibility of a 2% or a 5% test as options.

•                  Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis, at least 10% of their assets in a broader range of residential mortgage loans, including those secured by junior liens and mortgage-backed securities, in order to maintain their membership in their respective FHLBank.

•                  Eliminate all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. There would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period. Under the proposed rule, a “captive” insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for nonaffiliated persons or entities.

•                  Clarify how a FHLBank should determine the principal place of business of certain insurance companies or community development financial institutions for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLBank after issuance of a final rule. Current rules define an institution’s “principal place of business” as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

Comments on the proposed rule are due by January 12, 2015.  The Bank has not yet reached a conclusion regarding the effect, if any, that this rule, if adopted in its proposed form, may have on the Bank’s operations.

Basel Committee on Bank Supervision Final Rule on Liquidity Coverage Ratio.  On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the FDIC finalized the liquidity coverage ratio (the LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain an amount of high-quality liquid assets that is no less than 100% of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of high-quality liquid assets, called Levels 1, 2A, or 2B. The treatment of high-quality liquid assets for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to the FHLBanks but not securing existing borrowings may be considered eligible high-quality liquid assets to the extent the collateral itself qualifies as eligible high-quality liquid assets; qualifying FHLBank System consolidated obligations are categorized as Level 2A high-quality liquid assets; and the amount of a covered company’s funding that is assumed to run off includes 25% of FHLBank advances maturing within 30 days, to the extent such advances are not secured by level 1 or level 2A high-quality liquid assets, where 0% and 15% run-off assumptions apply, respectively. At this time, the impact of the final rule is uncertain. The final rule requires that all covered companies be fully compliant by January 1, 2017.

Joint Proposed Rule on Margin and Capital Requirements for Covered Swap Entities.  On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the FHFA (collectively, the Agencies) jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, Covered Swap Entities). Comments on the Proposed Rule are due by November 24, 2014.

In addition, on September 17, 2014, the Commodity Futures Trading Commission (CFTC) adopted its version of the Proposed Rule (CFTC Proposed Rule) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule are due by December 2, 2014.

The Proposed Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $3 billion or more in uncleared swaps), to a mandatory two-way initial margin requirement. The amount of initial margin required to be posted or collected would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted by either side as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.

The Proposed Rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and all financial end users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid or collected in cash, is not required to be segregated with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015, and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Rule’s initial margin requirement would not come into effect until December 1, 2019.

The Bank would not be a Covered Swap Entity under the Proposed Rule, although the FHFA has discretion to designate the Bank a Covered Swap Entity.  Rather, the Bank would be a financial end-user under the Proposed Rule, and it would likely have material swaps exposure upon the effective date of the Proposed Rule’s initial margin requirement.

Since the Bank is currently posting and collecting variation margin on its non-cleared swaps, it is not anticipated that the Proposed Rule’s variation margin requirement, if adopted, would have a material impact on the Bank’s costs.  However, if the Proposed Rule’s initial margin requirement is adopted, it is anticipated that the Bank’s cost of engaging in non-cleared swaps would increase.

SEC Final Regulations on Money Market Mutual Fund Reform.  On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, among other things, will:

•                  require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•                  allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•                  include enhanced diversification, disclosure and stress testing-requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank consolidated discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLBank consolidated discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations on demand for FHLBank consolidated obligations is unknown.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, the September 2013, December 2013, March 2014, June 2014 and September 2014 rates were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the third quarter of 2013 and the third quarter of 2014):

	Base Case DOE	-200bps DOE	+200bps DOE
September 30, 2014	-0.36	N/A	1.14
June 30, 2014	-0.50	N/A	1.26
March 31, 2014	-0.10	N/A	1.27
December 31, 2013	0.60	N/A	1.46
September 30, 2013	1.11	N/A	1.70

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

One Year Re-pricing Gap
September 30, 2014	$5.675 Billion
June 30, 2014	$6.052 Billion
March 31, 2014	$5.804 Billion
December 31, 2013	$5.747 Billion
September 30, 2013	$6.406 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2013 and the third quarter of 2014):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
September 30, 2014	N/A	5.47%
June 30, 2014	N/A	6.08%
March 31, 2014	N/A	10.09%
December 31, 2013	N/A	12.12%
September 30, 2013	N/A	15.45%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2013 and the third quarter of 2014):

	Down- shock Change in MVE	+200bps Change in MVE
September 30, 2014	N/A	-0.70%
June 30, 2014	N/A	-0.84%
March 31, 2014	N/A	-1.16%
December 31, 2013	N/A	-2.16%
September 30, 2013	N/A	-2.50%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of September 30, 2014 and December 31, 2013 (in thousands):

	Interest Rate Sensitivity
	September 30, 2014
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$11,404	$173	$508	$376	$935
MBS Investments	6,314	289	1,044	2,088	3,636
Adjustable-rate loans and advances	35,466	—	—	—	—
Net unswapped	53,184	462	1,552	2,464	4,571

Fixed-rate loans and advances	16,072	7,018	19,531	9,734	10,198
Swaps hedging advances	41,620	(4,523)	(18,304)	(8,769)	(10,024)
Net fixed-rate loans and advances	57,692	2,495	1,227	965	174

Total interest-earning assets	$110,876	$2,957	$2,779	$3,429	$4,745

Interest-bearing liabilities:
Deposits	$2,196	$8	$—	$—	$—

Discount notes	31,761	4,304	—	—	—
Swapped discount notes	944	(2,200)	—	—	1,256
Net discount notes	32,705	2,104	—	—	1,256

Consolidated Obligation Bonds
FHLBank bonds	27,831	20,711	18,389	6,288	6,383
Swaps hedging bonds	42,400	(19,797)	(16,229)	(3,123)	(3,251)
Net FHLBank bonds	70,231	914	2,160	3,165	3,132

Total interest-bearing liabilities	$105,132	$3,026	$2,160	$3,165	$4,388
Post hedge gaps (a):
Periodic gap	$5,744	$(69)	$619	$264	$357
Cumulative gaps	$5,744	$5,675	$6,294	$6,558	$6,915

	Interest Rate Sensitivity
	December 31, 2013
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$23,566	$130	$434	$344	$963
MBS Investments	6,329	232	913	1,712	4,264
Adjustable-rate loans and advances	26,162	—	—	—	—
Net unswapped	56,057	362	1,347	2,056	5,227

Fixed-rate loans and advances	18,323	3,945	17,980	11,896	10,433
Swaps hedging advances	39,983	(1,663)	(16,882)	(11,194)	(10,244)
Net fixed-rate loans and advances	58,306	2,282	1,098	702	189

Total interest-earning assets	$114,363	$2,644	$2,445	$2,758	$5,416

Interest-bearing liabilities:
Deposits	$1,892	$15	$—	$—	$—

Discount notes	44,286	1,584	—	—	—
Swapped discount notes	(1,256)	—	—	—	1,256
Net discount notes	43,030	1,584	—	—	1,256

Consolidated Obligation Bonds
FHLBank bonds	30,066	19,571	11,372	4,671	7,329
Swaps hedging bonds	33,741	(18,639)	(9,191)	(2,130)	(3,781)
Net FHLBank bonds	63,807	932	2,181	2,541	3,548

Total interest-bearing liabilities	$108,729	$2,531	$2,181	$2,541	$4,804
Post hedge gaps (a):
Periodic gap	$5,634	$113	$264	$217	$612
Cumulative gaps	$5,634	$5,747	$6,011	$6,228	$6,840

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2014.  Based on this evaluation, they concluded that as of September 30, 2014, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

4.01	Amended and Restated Capital Plan of the Federal Home Loan Bank of New York		8-K	7/2/2014

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.01

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Bank’s quarterly report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL interactive data files: (i) Statements of Condition (Unaudited) at September 30, 2014, and December 31, 2013; (ii) Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013 (iv) Statements of Capital (Unaudited) for the Nine Months Ended September 30, 2014 and 2013; (v) Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014 and 2013; and (vi) Notes to Financial Statements.

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

Date: November 7, 2014