Form 10-K
period 2014-12-31
Federal Home Loan Bank of New York
filed 2015-03-23
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2014, the aggregate par value of the common stock held by members of the registrant was approximately $5,821,824,200.  At February 28, 2015, 54,686,726 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2014 Annual Report on Form 10-K

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

The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.  Our members must purchase FHLBNY stock according to regulatory requirements as a condition of membership.  For more information, see financial statements, Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.  The business of the cooperative is to provide liquidity for our members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend.  Since members are both stockholders and customers, our management operates the Bank such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend.

All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district.  With the passage of the Housing Recovery Act of 2008, community development financial institutions (“CDFIs”) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members of a FHLBank.  Two CDFIs were members of the FHLBNY at December 31, 2014.

A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired one of our members.  Because we operate as a cooperative, we conduct business with related parties in the normal course of business and consider all members and non-member stockholders as related parties in addition to the other FHLBanks.  For more information, see financial statements, Note 18. Related Party Transactions, and also Item 13. Certain Relationships and Related Transactions, and Director Independence in this Form 10-K.

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

We do not have any wholly or partially owned subsidiaries, nor do we have an equity position in any partnerships, corporations, or off-balance-sheet special purpose entities.  We have a grantor trust related to employee benefits programs, more fully described in financial statements, Note 14. Employee Retirement Plans.

In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (“Capital Agreement”).  The Capital Agreement is intended to enhance the capital position of each FHLBanks, each FHLBanks will contribute 20% of its Net income each quarter to its own restricted retained earnings account at the FHLBank until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends.

The FHLBNY is supervised by the Federal Housing Finance Agency (“FHFA”), the independent Federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae).  The FHFA’s stated mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

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

Market Area

Our market area is the same as the membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  Institutions that are members of the FHLBNY must have their charter or principal places of business within this market area but may also operate elsewhere.  We had 332 and 333 members at December 31, 2014 and 2013.

The most recent market analysis performed using September 30, 2014 data indicated that in our district, there were approximately 48 potential bank and thrift prospects and approximately 504 potential credit union prospects that qualify for membership.  Of these, we consider approximately 34 as appropriate candidates for membership.  An institution is deemed eligible if its charter or principal place of business is located within the membership district, the institutions issue long-term mortgage loans, and they meet the minimum 10% requirement of total assets invested in residential mortgage loans as a percentage of mortgage related assets.

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

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies	Institutions	Total

December 31, 2014	145	94	84	7	2	332

December 31, 2013	147	96	81	7	2	333

Business Segments

We manage our operations as a single business segment.  Management and our Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.

Our cooperative structure permits us to expand and contract with demand for advances and changes in membership.  When advances are paid down, either because the member no longer needs the funds or because the member has been acquired by a non-member and the former member decides to prepay advances, the stock associated with the advances is immediately redeemed.  When advances are paid before maturity, we collect fees that make us financially indifferent to the prepayment.  Our operating expenses are low, about 7.0-11.0 basis points on average assets.  Dividend capacity, which is a function of net income and the amount of stock outstanding, is largely unaffected by the prepayment since future stock and future income are reduced more or less proportionately.  We believe that we will be able to meet our financial obligations and continue to deliver balanced value to members, even if advance demand drops significantly or if membership declines.

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

We offer our members several correspondent banking services as well as safekeeping services.  The fee income that is generated from these services is not significant.  We also issue standby letters of credit on behalf of members for a fee.  The total income derived from all such sources, and other incidental income and expenses was about $10.3 million in 2014, $9.1 million and $8.2 million in 2013 and 2012.  On an infrequent basis, we may act as an intermediary to purchase derivative instruments for members.

We provide our members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  We accomplish this by purchasing eligible conforming fixed-rate mortgages originated or purchased by our members.  Purchases are at negotiated market rates.  For more information, see Acquired Member Assets Programs below and in the financial statements, Note 8.  Mortgage Loans Held-for-portfolio.  However, we do not expect the program to become a significant factor in our operations.  The interest revenues derived from this program were $71.5 million in 2014, $68.3 million and $65.9 million in 2013 and 2012.  The revenues were not a significant source of interest income.

We invest in short-term assets to bolster our liquidity, and invest in long-term mortgage-related securities, primarily mortgage-backed securities to enhance earnings.  The interest income derived from investments were $286.0 million, $274.8 million and $313.4 million in 2014, 2013 and 2012 and represented 34.2%, 34.9% and 34.7% of total interest income for those years.

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

Advances to members, including former members, constituted 74.4% and 70.7% of our total assets of $132.8 billion and $128.3 billion at December 31, 2014 and 2013.  In terms of revenues, interest income derived from advances were $478.7 million, $444.6 million and $524.2 million, representing 57.2%, 56.4% and 58.0% of total interest income in 2014, 2013 and 2012.  Most of our critical functions are directed at supporting the borrowing needs of our members, monitoring the members’ associated collateral positions, and providing member support operations.  For more information about advances, including our underwriting standards, see financial statements, Note 7. Advances; also see Tables 3.1 to 3.9 and the accompanying discussions in this MD&A.

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

Derivatives

To assist members in managing their interest rate and basis risks in both rising and falling interest-rate environments, we will act as an intermediary between the member and derivatives counterparty.  We do not act as a dealer and view this as an additional service to our members.  Participating members must comply with our documentation requirements and meet our underwriting and collateral requirements.  Volume of such requests has been insignificant.

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

For additional discussion on our mortgage loans and their related credit risk, see financial statements, Note 8. Mortgage Loans Held-for-Portfolio.  Also see Tables 5.1 to 5.6 and accompanying discussions in this MD&A.

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

Affordable Housing Program and Other Mission Related Programs

Federal Housing Finance Agency regulation Part 1292.5 (“Community Investment Cash Advance Programs”) states in general that each FHLBank shall establish an Affordable Housing Program in accordance with Part 1291, and a Community Investment Program.  As more fully discussed under the section “Assessments” in this Form 10-K, the 12 FHLBanks together, must annually allocate for the Affordable Housing Program the greater of $100 million or 10% of regulatory defined net income.  For more information, see Background in the MD&A, and financial statements, Note 11.  Affordable Housing Program.

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

Investments

We maintain portfolios of investments to provide additional earnings and for liquidity purposes.  Investment income also bolsters our capacity to fund Affordable Housing Program projects, and to cover operating expenditures. To help ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term investments issued by highly-rated high credit quality financial institutions.  The investments may include overnight Federal funds, term Federal funds, securities purchased under agreements to resell, interest-bearing deposits, and certificates of deposit.  We further enhance our interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale.  These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises.  Our long-term investments also include a smaller portfolio of privately issued mortgage-backed and residential asset-backed securities, which were primarily acquired prior to 2004.

For more information, see financial statements, Note 4. Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreements to Resell, Note 5. Held-To-Maturity Securities, and Note 6. Available-for-Sale Securities.  Also see Tables 4.1 through 4.13 and accompanying discussions in this MD&A.

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as consolidated obligations, in the U.S. and global capital markets.  Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks.  Consolidated obligations are not obligations of the United States, and the United States does not guarantee them.  The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  The Office of Finance (or the “OF”) has authority to issue joint and several debt on behalf of the FHLBanks.  At December 31, 2014 and 2013, the par amounts of consolidated obligations outstanding, bonds and discount notes for all 12 FHLBanks was $0.8 trillion, including $123.1 billion and $118.8 billion issued by the FHLBNY and outstanding at those dates.

For more information, see financial statements, Note 10.  Consolidated Obligations.  Also see Tables 6.1 to 6.9 and accompanying discussions in this MD&A.

Finance Agency regulations state that the FHLBanks must maintain, free from any lien or pledge, qualifying assets at least equal to the face amount of consolidated obligations outstanding.  Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States, obligations, participations, or other instruments of or issued by Federal National Mortgage Association (“Fannie Mae”) or the Government National Mortgage Association (“Ginnie Mae”); mortgages, obligations, or other securities which are or ever have been sold by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.  Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

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

The Office of Finance is mandated by the Finance Agency to ensure that consolidated obligations are issued efficiently and at the lowest all-in cost of funds over time.  If the Office of Finance determines that its action is consistent with its Finance Agency’s mandated policies, it may reject our issuance request, and the requests of other FHLBanks, to raise funds through the issuance of consolidated obligations on particular terms and conditions.  We have never been denied access under this policy for all periods reported.  The Office of Finance serves as a source of information for the FHLBanks on capital market developments, and manages the FHLBanks’ relationship with the rating agencies with respect to the consolidated obligations.

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

The most common Global Debt Program structures have been bullets, floaters and fixed-rate callable bonds with maturities of one to ten years.  Issue sizes are typically from $500 million to $5 billion, and individual bonds can be reopened to meet additional demand.  Bullets are the most common global bonds, particularly in sizes of $1 billion or larger.  This debt issuance process implemented by the FHLBanks and the Office of Finance provides a scheduled monthly issuance of global bullet consolidated obligation bonds.  As part of this process, management from each of the FHLBanks will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf.  If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital.  If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative capital of the FHLBanks, with the allocation limited to the lesser of the allocation amount or actual commitment amount.  The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance.  The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of eight of the 12 FHLBanks.  The FHLBanks, including the FHLBNY, continue to issue debt that is both competitive and attractive in the marketplace.  In addition, the FHLBanks continuously monitor and evaluate their debt issuance practices to ensure that consolidated obligations are efficiently and competitively priced.

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

TAP Issue Program — The FHLBanks also conduct the TAP Issue Program for fixed-rate, non-callable bonds. Rather than frequently bringing numerous small bullet issues of similar maturities to market, the TAP Issue Program aggregates the most common maturities by reopening them over a three-month period.  As a result, most “on-the-run” issues grow throughout the cycle.  This Program has reduced the number of separate bullet bonds issued, but more importantly, has enhanced market awareness through increased issue size, secondary market activity, and utility, while providing enhanced funding diversification for the FHLBanks.  This predictable and structured auction process has also improved liquidity and stimulated demand from investors and dealers seeking high-quality Agency paper.  As with all FHLBank debt, TAP Issues are rated by Moody’s (Aaa) and S&P (AA+), receive a 20% BIS risk-weighting in most countries, and are joint and several obligations of all 12 FHLBanks.

TAP issuance cycles follow 3-month quarters and are sold through competitive auction. The FHLBanks may also reopen TAPs from prior cycles as they roll down the curve, further increasing both size and liquidity. TAPs have semiannual coupon payment dates that correspond with the TAP maturity date.  The FHLBanks may issue other TAP maturities from 12 months to 30 years (in addition to on-the-run issues). These have the same standardized features as on-the-run TAPs, but are known as off-the-run TAP Issues.

TAP Issues have standard features, including semi-annual interest payments.  On-the-run TAP maturities include the 2-, 3-, 5-, 7- and 10-year issuances.  TAP Issues are brought to market once daily via a competitive auction process.  A typical TAP cycle produces on-the-run TAP Issues of $1 billion to $4 billion in size.  All on-the-run TAP Issues are included in all major bond indices, and interest on TAP Issues (like all FHLB securities) is exempt from state and local income tax.  This Program is named after its funding method; the FHLBanks “tap” the markets over three month periods to obtain funding.

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

To achieve the objectives based on the risk profile of our balance sheet.  Management had determined that in 2014, the FHLBNY should maintain $583.0 million in unrestricted retained earnings to cover potential market, credit, operations and earnings risk, and the risk to retained earnings due to projected fair value and non-credit losses in Accumulated other comprehensive income (loss) (“AOCI”).  Actual unrestricted retained earnings were $862.7 million and losses in AOCI were $137.0 million at December 31, 2014.  For 2013, the comparable unrestricted retained earnings target was $747.8 million; actual unrestricted retained earnings were $841.4 million and losses in AOCI were $84.3 million.  At no time in 2014 or 2013, actual unrestricted retained earnings (net of AOCI losses) were lower than the target.  Management has established an unrestricted retained earnings target of $865.0 million to be achieved by December 31, 2015.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	December 31,
	2014	2013	2012

Retained earnings, beginning of year	$998,526	$893,752	$746,237
Net Income for the year	314,923	304,642	360,734
	1,313,449	1,198,394	1,106,971
Dividends paid in the year (a)	(230,678)	(199,868)	(213,219)

Retained earnings, end of year	$1,082,771	$998,526	$893,752

(a) Dividends are paid in arrears in the second month after quarter end. Dividends are not accrued at quarter end.

Competition

Demand for advances is affected by (among other things) the availability and cost to members of alternate sources of liquidity, including retail deposits and wholesale funding options such as brokered deposits, repurchase agreements and Federal Funds.  Historically, members have grown their assets at a faster pace than retail deposits and capital creating a funding gap.  We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps.  Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers and firms capitalizing on wholesale funding platforms (e.g. “CDARS,” the Certificate of Deposit Account Registry Service).  Certain members may have access to alternative wholesale funding sources such as lines of credit, wholesale CD programs, brokered CDs, deposit thru listing service, and sales of securities under agreements to repurchase.  Of these wholesale funding sources, the brokered CD market is our number one threat as members continue to increase their usage.  An emerging competitor is Deposit Thru Listing Services, which are financial institutions that charge a subscription fee to help banks gather deposits.  We have seen a gradual uptick of these wholesale deposits and thus, have added them to our Market Share Analysis and will enhance our monitoring of the service.  CDARs borrowing activity has been flat, while Repo and Fed Funds have subsided compared to pre-crisis volume; we expect this trend to extend as Advances and brokered CDs continue to take market share.  Large members may also have access to the national and global credit markets. The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors.

We compete for funds raised through the issuance of unsecured debt in the national and global debt markets.  Competitors include corporate, sovereign, and supranational entities, as well as Government Sponsored Enterprises including Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks (“FFCB”).  Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than would otherwise be the case.  In addition, the availability and cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank system debt.  Although the available supply of funds has kept pace with the funding needs of our members, there can be no assurance that this will continue to be the case indefinitely.

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

Competition among the 12 member banks of the FHLBanks is limited.  A bank holding company with multiple banking charters may operate in more than one FHLBank.  If the member has a centralized treasury function, it is possible that there could be competition for advances.  A limited number of our member institutions are subsidiaries of financial holding companies with multiple charters and FHLBank memberships.  We do not believe, however, that the amount of advances borrowed by these entities, or the amount of capital stock held, is material in the context of its competitive environment.  Certain large member financial institutions operating in our district may borrow unsecured Federal funds from other FHLBanks.  We are not prohibited by regulation from purchasing short-term investments from our members, but we are not permitted to allow members to borrow unsecured funds from us.

Another source of competition is the acquisition of a FHLBNY member bank by a member of another FHLBank or by a non-member.  Under Finance Agency regulations, if the charter residing within our district is dissolved, the acquired institution is considered as a non-member and cannot borrow additional funds from us.  In addition, the non-member may not renew advances when they mature.  Our former members, who attained non-member status by virtue of being acquired, had advances borrowed and outstanding of $362.1 million and $382.2 million at December 31, 2014 and 2013.  Capital stock held by a former members is a non-member stock, which under Generally Accepted Accounting Principles in the United States (“GAAP”) is a liability.  The outstanding balances of such stock were $19.2 million and $24.0 million at December 31, 2014 and 2013.

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

Personnel

As of December 31, 2014 and 2013, we had 258 full-time and no part-time employees.  The employees are not represented by a collective bargaining unit, and we consider our relationship with employees to be good.

Tax Status

The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for real property taxes.

Assessments

Affordable Housing Program (“AHP”) Assessments. — Section 10(j) of the FHLBank Act requires each FHLBank to establish an Affordable Housing Program.  Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  Annually, the FHLBanks must allocate for the AHP the greater of $100 million or 10% of regulatory net income.  Regulatory net income is defined as GAAP net income before interest expense related to mandatorily redeemable capital stock and the assessment for Affordable Housing Program.  The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency.  We accrue the AHP expense monthly.

We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability.  We relieve the AHP liability as members use subsidies.  In periods where our regulatory income before Affordable Housing Program is zero or less, the amount of AHP liability is equal to zero, barring application of the following.  If the result of the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 12 FHLBanks.  There was no shortfall in the years ended 2014, 2013 and 2012.

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

Business Risks

A loss or change of business activities with large members could adversely affect the FHLBNY’s results of operations and financial condition.  We have a high concentration of advances with three member institutions, and a loss or change of business activities with any of these institutions could adversely affect our results of operations and financial condition.  Concentration risk for the FHLBNY is defined as the exposure to loss arising from a disproportionately large number of financial transactions with a limited number of individual customers, with a particular focus on members that have outstanding advances that account for more than 10% of advances by par value to the total par value of all advances outstanding as of a given date.  At December 31, 2014, three members accounted for 51.9% of total advances - Citibank, N.A. (28.8%), Metropolitan Life Insurance Company (12.9%), and combined holding by New York Community Bank and NY Commercial Bank (10.2%).

Future changes in the regulatory environment for larger members that fall into the category of a Global Systemically Important Bank, may impact our business.  As an example, in November 2014, the Financial Stability Board (“FSB”) issued consultative document that defined a global standard for minimum amounts of Total Loss Absorbency Capacity (“TLAC”) to be held by Global Systemically Important Banks (G-SIBs), with the objective of ensuring that G-SIBs have the loss absorbing and recapitalization capacity so that critical functions continue without requiring taxpayer support or threatening financial stability.  G-SIBs will have until 2019 to meet certain leverage and other thresholds, and for certain G-SIBs that may require changes in balance sheet management, including issuances of additional senior and Tier 2 debt.  Depending on how soon the balance sheet adjustments are made, they could have an impact on our business even in the near term.

Withdrawal of one or more large members from our membership could result in a reduction of our total assets, capital, and net income.  If one or more of our large members were to prepay their advances or repay the advances as they came due and no other advances were made to replace them, it could also result in a reduction of our total assets, capital, and net income.  Although there were no material prepayments of advances in 2014 from members who accounted for 10% or more of advances, in prior years we have had large members make material prepayments.  For example, Hudson City Savings Bank, FSB (Hudson City), a member which had accounted for about 22% of advances at December 31, 2010 had prepaid $10.5 billion of advances in 2011.

On August 27, 2012, Hudson City Bancorp, Inc (“Hudson City”) had announced that it had entered into an Agreement and Plan of Merger (“Merger Agreement”) with M&T Bank Corporation and Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation. The Manufacturers and Traders Trust Company (“M&T Bank”) would continue as the surviving bank.  The Merger Agreement was subject to, among other items, shareholder and regulatory approvals. At the time the deal was announced, the parties also indicated their intention to pay off FHLBNY advances upon the closing of the merger transaction.  Since then, the parties to the merger, anticipated needing additional time, have extended the deadline for the completion of the merger on a number of occasions, most recently to April 30, 2015.

While our analysis of the impact of the merger of Hudson City does not indicate a material adverse impact on our business and results of operations, however, these are the types of events that we consider to be potential negative factors that may arise from a high concentration of advances.  The timing and magnitude of the effect of a reduction in the amount of advances would depend on a number of factors, including:

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

At December 31, 2014, advances borrowed by insurance companies accounted for 17.4% (18.5% at December 31, 2013) of total advances (See financial statements, Note 19. Segment Information and Concentration).  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void FHLBNY’s claims on collateral in the event of an insurance company failure.  Even if ultimately unsuccessful, such a legal challenge could result in a delay in the liquidation of collateral and a loss of market value.

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

Certain FHLBanks, including the FHLBNY, also compete (primarily with Fannie Mae and Freddie Mac) for the purchase of mortgage loans from members.  Some FHLBanks may also compete with other FHLBanks with which their members have a relationship through affiliates.  We offer the MPF Program to our members.  Competition among FHLBanks for MPF program business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time.  Increased competition can result in a reduction in the amount of mortgage loans we are able to purchase and adversely impact income from this part of its business.

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

Changes in interest rates could significantly affect the FHLBNY’s financial condition and results of operations.  We earn income primarily from the spread between interest earned on our outstanding advances, investments and shareholders’ capital, and interest paid on our consolidated obligations and other interest-bearing liabilities.  Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa.  In either case, interest rate movements contrary to our position could negatively affect our financial condition and results of operations.  Moreover, the effect of changes in interest rates can be exacerbated by prepayment and extension risk, a risk that mortgage related assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below market yields when interest rates increase.

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

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.  The carrying values of our private-label MBS were $338.7 million at December 31, 2014.  Since 2006, we have made no acquisitions of private-label MBS.  Our investments in private-label MBS are primarily backed by prime, subprime mortgage loans, and many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSROs.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our portfolio of investments in these securities.

Credit losses have not been significant in all periods in this report, but if we were to experience high rates of delinquency and an increase in loss severity trends on the loans underlying the private-label MBS, and face challenging macroeconomic factors, such as continuing high unemployment levels and higher than expected troubled residential mortgage loans, we may have to recognize additional credit losses.

We have also invested in securities issued by Housing Finance Agencies (“HFA”), which are held-to-maturity, with a carrying value of $813.1 million as of December 31, 2014.  Generally, the cash flows on these securities are based on the performance of the underlying loans, although these securities generally do include additional credit enhancements.  At the time of purchase, the HFA securities were rated double-A (or its equivalent rating), some have since been downgraded.  Further, the fair values of some of our HFA securities have also fallen, and gross unrealized losses on these securities totaled $49.9 million at December 31, 2014.  Although we have determined that none of these securities is other-than-temporarily impaired, should the underlying loans underperform our projections, we could realize credit losses from these securities.

A rise in delinquency rates on our investments in MPF loans or related adverse trends could adversely impact our results of operation and financial condition.  As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments.  Important factors in determining this allowance are the collateral values supporting our investments in conventional mortgage loans.  The allowance of $4.5 million at December 31, 2014 may prove insufficient if macroeconomic factors worsen, housing prices fall and collateral values decline.  To the extent those risks are realized, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

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

Failures of critical vendors and other third parties could disrupt the Banks’ ability to conduct and manage its businesses.  We rely on vendors and other third parties to perform certain critical services.  A failure in, or an interruption to, one of more of those services could adversely affect the business operations of the Bank.  The use of vendors and other third parties also exposes the Bank to the risk of loss of confidential information or other harm.  To the extent that vendors do not conduct their activities under appropriate standards, the Bank could also be exposed to reputational risk.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                                                PROPERTIES.

We occupy approximately 41,000 square feet of leased office space at 101 Park Avenue, New York, New York.  We also maintain 30,000 square feet of leased office space at 30 Montgomery Street, Jersey City, New Jersey, principally as an operations center.

ITEM 3.                                                LEGAL PROCEEDINGS.

From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  At the present time, except as noted below, there are no pending claims against the FHLBNY that, if established, are reasonably likely to have a material effect on the FHLBNY’s financial condition, results of operations or cash flows.

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

LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement with a total notional amount of $16.5 billion at the time of termination of the FHLBNY’s derivative transactions with LBSF on September 18, 2008 (the “Early Termination Date”).  The net amount that was due to the FHLBNY after giving effect to obligations that were due LBSF and the FHLBNY collateral posted with and netted by LBSF was approximately $65 million.  The FHLBNY filed timely proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings.  The FHLBNY fully reserved the LBSF and LBHI receivables as the dispute with LBSF described below make the timing and the amount of any recoveries uncertain.

As previously reported, the FHLBNY received a Derivatives ADR Notice from LBSF dated July 23, 2010 claiming that the FHLBNY was liable to LBSF under the master agreement.  Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the FHLBNY responded to LBSF on August 23, 2010, denying LBSF’s Demand.  LBSF served a reply on September 7, 2010, effectively reiterating its position.  A mediation conducted pursuant to the Order commenced on December 8, 2010 and concluded without settlement on March 17, 2011.  LBSF claimed that the FHLBNY was liable to it in the principal amount of approximately $198 million plus interest on such principal amount from the Early Termination Date to December 1, 2008 at an interest rate equal to the average of the cost of funds of the FHLBNY and LBSF on the Early Termination Date, and after December 1, 2008 at a default interest rate of LIBOR plus 13.5%.  LBSF’s asserted claim as of December 6, 2010, including principal and interest, was approximately $268 million.  Pursuant to the Order, positions taken by the parties in the ADR process are confidential.

The FHLBNY and LBSF resumed mediation on February 10, 2015.  If the mediation does not result in a settlement, the FHLBNY anticipates that LBSF will commence an adversary proceeding in the bankruptcy court to resolve the competing claims.

While the FHLBNY believes that LBSF’s position is without merit, the amount the FHLBNY actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

All of the capital stock of the FHLBNY is owned by our members.  Stock may also be held by former members as a result of having been acquired by a non-member institution.  We conduct our business in advances and mortgages exclusively with stockholder members and housing associates (1).  There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded.  It may be redeemed at par value upon request, subject to regulatory limits.  The par value of all FHLBNY stock is $100 per share.  These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended.  At December 31, 2014, we had 332 members, who held 55,800,730 shares of capital stock between them.  At December 31, 2014, former members held 192,004 shares.  At December 31, 2013, we had 333 members, who held 55,714,002 shares of capital stock between them.  Former members held 239,940 shares.  Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

(1)         Housing associates are defined as entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity.  At December 31, 2014, we had 9 housing associates as members.  Advances made to housing associates totaled $6.2 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Dividends from a calendar quarter’s earnings are paid (a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition.  (dollars in thousands):

	2014			2013			2012
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate

November	$57,287		4.05%	$53,923		4.00%	$55,352		4.50%
August	55,693		4.05	47,665		4.00	51,505		4.50
May	53,065		3.90	46,293		4.00	50,394		4.50
February	65,604		4.75	52,986		4.50	58,124		5.00

	$231,649	(b)		$200,867	(b)		$215,375	(b)

(a)  The table above reports dividend on a paid basis and includes payments to former members as well as members.  Dividends paid to former members were $0.9 million, $1.0 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012.

(b)  Includes dividends paid to non-members are classified as interest expense for accounting purposes.

Dividends are accrued for former members, and recorded as interest expense on mandatorily redeemable capital stock held by former members, and is a charge to Net income.  Dividends on capital stock held by members are not accrued.  Dividends are paid in arrears typically in the second month after the quarter end in which the dividend is earned, and is a direct charge to Retained earnings.

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

ITEM 6.                                                SELECTED FINANCIAL DATA.

Statements of Condition	Years ended December 31,
(dollars in millions)	2014	2013	2012	2011	2010

Investments (a)	$25,201	$20,084	$17,459	$14,236	$16,739
Advances	98,797	90,765	75,888	70,864	81,200
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,129	1,928	1,843	1,408	1,266
Total assets	132,825	128,333	102,989	97,662	100,212
Deposits and borrowings	1,999	1,929	2,054	2,101	2,454
Consolidated obligations, net
Bonds	73,536	73,275	64,784	67,441	71,743
Discount notes	50,044	45,871	29,780	22,123	19,391
Total consolidated obligations	123,580	119,146	94,564	89,564	91,134
Mandatorily redeemable capital stock	19	24	23	55	63
AHP liability	114	123	135	127	138
REFCORP liability	—	—	—	—	22
Capital
Capital stock	5,580	5,571	4,797	4,491	4,529
Retained earnings
Unrestricted	863	842	798	722	712
Restricted	220	157	96	24	—
Total retained earnings	1,083	999	894	746	712
Accumulated other comprehensive loss	(137)	(84)	(199)	(191)	(97)
Total capital	6,526	6,486	5,492	5,046	5,144
Equity to asset ratio (c)	4.91%	5.05%	5.33%	5.17%	5.13%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2014	2013	2012	2011	2010

Investments (a)	$28,233	$27,710	$25,265	$20,486	$17,693
Advances	93,550	80,245	72,720	75,202	85,908
Mortgage loans held-for-portfolio, net of allowance for credit losses	1,989	1,912	1,624	1,314	1,281
Total assets	125,632	112,780	102,821	100,911	108,100
Interest-bearing deposits and other borrowings	1,705	1,683	2,246	2,301	4,650
Consolidated obligations, net
Bonds	76,580	65,502	65,598	68,028	72,136
Discount notes	38,713	36,872	26,113	21,442	21,728
Total consolidated obligations	115,293	102,374	91,711	89,470	93,864
Mandatorily redeemable capital stock	22	24	38	58	83
AHP liability	117	124	131	132	142
REFCORP liability	—	—	—	5	9
Capital
Capital stock	5,530	5,054	4,634	4,476	4,699
Retained earnings
Unrestricted	840	808	752	707	672
Restricted	186	124	58	4	—
Total retained earnings	1,026	932	810	711	672
Accumulated other comprehensive loss	(108)	(149)	(200)	(129)	(116)
Total capital	6,448	5,837	5,244	5,058	5,255

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)
(except earnings and dividends per	December 31,
share, and headcount)	2014	2013	2012	2011	2010
Net income	$315	$305	$361	$245	$276
Net interest income (d)	444	421	467	509	457
Dividends paid in cash (e)	231	200	213	210	252
AHP expense	35	34	40	27	31
REFCORP expense	—	—	—	31	69
Return on average equity (f)(i)	4.88%	5.22%	6.88%	4.83%	5.24%
Return on average assets (i)	0.25%	0.27%	0.35%	0.24%	0.25%
Net OTTI impairment losses	—	—	(2)	(6)	(8)
Other non-interest income (loss)	6	13	33	(75)	23
Total other income (loss)	6	13	31	(81)	15
Operating expenses (g)(i)	86	83	82	109	85
Finance Agency and Office of Finance expenses	14	13	14	13	10
Total other expenses	100	96	96	122	95
Operating expenses ratio (h)(i)	0.07%	0.07%	0.08%	0.11%	0.08%
Earnings per share	$5.69	$6.06	$7.78	$5.46	$5.86
Dividends per share	$4.19	$4.12	$4.63	$4.70	$5.24
Headcount (Full/part time)	258	258	272	276	271

(a)         Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, Federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         Allowances for credit losses were $4.5 million, $5.7 million, $7.0 million, $6.8 million and $5.8 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

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

(i)            All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.

Supplementary financial data for each quarter for the years ended December 31, 2014 and 2013 are presented below (in thousands):

	2014 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$213,767	$217,880	$201,276	$203,231
Interest expense	100,390	101,068	95,121	95,111

Net interest income	113,377	116,812	106,155	108,120

(Reversal)/Provision for credit losses on mortgage loans	(597)	(50)	(308)	335
Other (loss) income	(176)	2,813	1,865	977
Other expenses and assessments	36,762	34,062	31,413	33,403
	36,341	31,199	29,240	32,761
Net income	$77,036	$85,613	$76,915	$75,359

	2013 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$209,494	$197,524	$184,306	$196,371
Interest expense	92,217	91,561	89,110	93,347

Net interest income	117,277	105,963	95,196	103,024

(Reversal)/Provision for credit losses on mortgage loans	(80)	(151)	242	(37)
Other income (loss) (a)	7,183	(15,046)	21,721	(514)
Other expenses and assessments	35,718	29,732	32,154	32,584
	28,455	44,627	10,675	33,061
Net income	$88,822	$61,336	$84,521	$69,963

Interim period — Infrequently occurring items recognized.

(a)         2013 Third quarter —The third quarter 2013 results include an out-of-period negative adjustment of $17.2 million to correct overstated net gains on derivatives and hedging activities of $5.0 million from 2012, $8.1 million from 2013 second quarter and $4.1 million from 2013 first quarter.   The correction was recorded in Other income (loss) and had a negative impact of $15.5 million (net after AHP Assessments) on Net income for the three months ended September 30, 2013.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements.”  These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, and reform legislation.  The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Item1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements.  As a result, you are cautioned not to place undue reliance on such statements.  The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank. Forward-looking statements include, among others, the following:

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	19-20
1.1	Market Interest Rates	26
2.1 - 2.2	Financial Condition	33-35
3.1 - 3.9	Advances	36-40
4.1 - 4.13	Investments	42-49
5.1 - 5.6	Mortgage Loans	51-52
6.1 - 6.9	Consolidated Obligations	53-56
6.10	FHLBNY Rating	56
7.1 - 7.3	Capital	57-58
8.1 - 8.7	Derivatives	59-62
9.1 - 9.3	Liquidity	63-64
9.4	Short Term Debt	65
9.5 - 9.6	Leverage Limits, Unpledged Asset Requirements, and MBS Limits	66
10.1 - 10.15	Result of Operations	67-80
11.1	Assessments	81

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

Financial performance of the Federal Home Loan Bank of New York

	December 31,			Net change in dollar amount
(Dollars in millions, except per share data)	2014	2013	2012	2014	2013

Net interest income before provision for credit losses	$444	$421	$467	$23	$(46)
(Reversal)/Provision for credit losses on mortgage loans	(1)	—	1	(1)	(1)

Net OTTI impairment losses	—	—	(2)	—	2
Other non-interest income	6	13	33	(7)	(20)
Total other income	6	13	31	(7)	(18)
Operating expenses	27	27	27	—	—
Compensation and benefits	59	56	55	3	1
Net income	$315	$305	$361	$10	$(56)
Earnings per share	$5.69	$6.06	$7.78	$(0.37)	$(1.72)
Dividend per share	$4.19	$4.12	$4.63	$0.07	$(0.51)

2014 Highlights

Results of Operations

2014 Net income was $314.9 million, and increased by $10.3 million, or 3.4%, compared to last year.  Net interest income, which is the principal source of Net Income, was $444.5 million, higher by $23.0 million, or 5.5%, compared to last year.  2014 Net interest income grew primarily due to the increase in volume of advances, as represented by average outstanding balances.  Average advances were $93.5 billion in 2014, up from $80.2 billion last year.  Net interest spread was 33 basis points in 2014, two basis points lower compared to last year, and the decline was due in part to increase in variable rate advances indexed to LIBOR (which was a little lower in 2014), and in part due to slightly higher cost of funding in 2014.  Interest earning assets yielded 67 basis points in 2014, three basis points lower than last year.  Interest bearing liabilities were carried at 34 basis points in 2014, one basis point lower than last year.

Other income (Loss) reported a gain of $5.5 million in 2014, compared to a gain of $13.3 million last year, and the decline was primarily due to lower amounts of fair value gains recorded on derivatives and hedging activities.  Debt buy back resulted in a loss of $7.0 million in 2014, compared to $9.6 million last year.

Operating expenses were $27.1 million in 2014, slightly lower compared to $27.6 million last year.  Compensation and benefits expenses were $59.4 million in 2014, compared to $55.7 million last year, and the increase was primarily due to increase in pension expenses.  Our share of the allocated costs of the Finance Agency and the Office of Finance grew to $14.1 million, up from $12.9 million last year.

Four quarterly cash dividends were paid that in aggregate were $4.19 per share of capital in 2014, compared to $4.12 in 2013 and $4.63 in 2012.

Financial Condition — December 31, 2014 compared to December 31, 2013

Total assets grew to $132.8 billion at December 31, 2014, a year-over-year increase of $4.5 billion or 3.5%.  Advances to members grew to $98.8 billion at December 31, 2014, a year-over-year increase of $8.0 billion.  Cash balances, primarily at the Federal Reserve Bank of New York (“FRBNY”) were $6.5 billion at December 31, 2014, compared to $15.3 billion at December 31, 2013.  The decline in cash balances was offset by increase in interest earning overnight investments to $10.8 billion at December 31, 2014, up from $6.0 billion at December 31, 2013.   In a more favorable condition for raising marginal funds, asset/liability management was able to more tightly manage the liquidity positions in the 2014 fourth quarter.

Long-term investment securities — Long-term investment securities are designated as available-for-sale or held-to-maturity.  The heavy concentration of GSE-issued securities and a declining balance of private-label MBS is our investment profile.

MBS totaling $1.2 billion at fair values were available-for-sale at December 31, 2014 ($1.6 billion at December 31, 2013), and 100% of the securities were GSE-issued.  MBS totaling $12.3 billion at carrying values ($11.8 billion at December 31, 2013) were held-to-maturity, and 97.3% were GSE-issued; private-label issued MBS totaled $0.3 billion, or 2.7% of the remaining MBS in the HTM portfolio.  We have not acquired a privately issued MBS since 2006.  Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $813.1 million at December 31, 2014 ($714.9 million at December 31, 2013) and were classified as HTM.

Cash flow testing and evaluation of our investment securities did not identify any OTTI in 2014 or in 2013.  An OTTI charge of $2.1 million was recorded in 2012.  We identified improvements in cash flows on certain previously credit OTTI non-agency PLMBS, and recorded $1.7 million and $0.2 million as accretable yield to investment income in 2014 and 2013.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Par amounts of loans under this program stood at $2.1 billion at December 31, 2014, slightly up from December 31, 2013.  Loans were primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Capital ratios — Our capital remains strong at December 31, 2014.  Actual risk-based capital was $6.7 billion, compared to required risk-based capital of $0.6 billion.  To support $132.8 billion of total assets at December 31, 2014, the required minimum regulatory capital was $5.3 billion or 4.0% of assets, and our regulatory capital was $6.7 billion, exceeding required capital by $1.4 billion.

Leverage — Balance sheet leverage (based on GAAP) was 20.4 times shareholders’ equity at December 31, 2014, compared to 19.8 times at December 31, 2013.  The small increase was primarily due to the repurchase of $373.7 million of Membership capital stock.

Liquidity and debt — liquid assets at December 31, 2014 included $6.5 billion in cash, primarily at the FRBNY, $10.8 billion in overnight Federal funds sold and overnight collateralized loans, and $1.2 billion of high credit quality GSE issued available-for-sale securities that were investment quality and highly-rated, and readily marketable.  Net cash generated from operating activities was in excess of Net income in all periods in this report.  We also believe our cash flows from operations, available cash balances and our ability to generate cash through the issuance of consolidated obligation bonds and discount notes are sufficient to fund the FHLBNY’s operating liquidity needs.  The primary source of our funds is the issuance of Consolidated obligation bonds and discount notes to the public.  Our GSE status enables the FHLBanks to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.

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

Retained earnings — Unrestricted Retained earnings grew to $862.7 million at December 31, 2014, up from $841.4 million at December 31, 2013 and $797.6 million at December 31, 2012.  Restricted retained earnings grew to $220.1 million at December 31, 2014, up from $157.1 million at December 31, 2013 and $96.2 million at December 31, 2012.  Accumulated Other Comprehensive income (loss) (“AOCI”), a component of shareholders’ equity was a net loss of $137.0 million at December 31, 2014, compared to net losses of $84.3 million at December 31, 2013 and $199.4 million at December 31, 2012.  The losses in AOCI are unrealized, and largely represented adverse changes in the fair values of interest rate swaps designated in cash flow hedges of several discount note issuance programs that create long-term fixed-rate funding.  Fluctuations in long-term swap rates will determine future changes in such balances in AOCI.  We expect the long-term hedge programs to remain in place to their contractual maturities, and fair value losses (or gains) will sum to zero over those periods.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — Our outlook for 2014 was for lower earnings compared to 2013, and actual 2014 results exceeded 2013 results by $10.3 million, or 3.4%.  We believe 2015 earnings will be a little lower, as we believe interest margin will continue to be under pressure.  We do not expect short-term rates, including LIBOR, to rise significantly, and if the low LIBOR continues, it will continue to create downward pressure on our interest income and interest margins.  Higher yielding advances, which are generally long-term fixed rate advances are typically swapped to the 3-month LIBOR.  A low LIBOR also tends to cause FHLBank debt to be issued at narrow spreads to LIBOR, effectively driving up the cost of funds for FHLBanks.  In a swap of the FHLBank debt, the swap counterparty is paid a LIBOR minus a spread; in return, the swap dealer is paid the fixed rate associated with the debt.  When the 3-month LIBOR is very low, there is very little room for the sub-LIBOR spread to widen in line with the credit quality differential between LIBOR and FHLBank issued debt.

Investment yields are likely to remain subdued, especially if the mortgage productions remain tight, putting price pressure on new issuances of mortgage-backed securities and MPF loans.  In October 2014, the Federal Open Market Committee (“FOMC”) judged that there had been a substantial improvement in the outlook for the labor market since the inception of its current asset purchase program.  Accordingly, the FOMC decided to conclude its asset purchase program, but is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.  The FOMC indicated that by maintaining this policy and by keeping the FRB’s holdings of longer-term securities at sizable levels, it should help maintain accommodative financial conditions.

We are uncertain if the FOMC decision to stop outright purchases alone without increased issuances of MBS will provide price relief.

Advances — The pace of balance sheet growth experienced in the last two years was driven by the borrowing activities of a few large members, and we cannot predict if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity in 2015.  We also believe any significant growth in borrowings from our wider membership base is unlikely unless general economic conditions and particularly the environment for the housing market improve in 2015.  We expect limited demand for large intermediate-term advances because many members have adequate liquidity, and other members may be reluctant to borrow intermediate and long-term advances because of the expectation of an extended period of very low interest rates.

We have a high concentration of advances with member institutions and a loss or change of business activities may adversely impact future business operations and earnings.  A pending merger between two members, Hudson City Bancorp, Inc., and M&T Bank Corporation and Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation, may result in partial or full prepayments of $6.0 billion in advances outstanding with Hudson City Bancorp, Inc at December 31, 2014.  At December 31, 2014, we had a concentration of advances totaling $50.5 billion outstanding to three members, representing about 52% of total advances outstanding and included one member’s borrowings totaling $28.0 billion that were intermediate and short-term borrowings.

Member banks are also likely to develop liquidity strategies to address proposed regulatory liquidity frameworks, and those strategies may lead certain member banks to prepay advances ahead of their maturities.  Because of the complex interactions among a number of factors driving large banking institutions to address these expected regulatory liquidity guidance, we are unable to predict future trends particularly with respect to borrowings by our larger members.  When advances are prepaid, we receive prepayment penalty fees to make us economically whole, and as a result the FHLBNY’s earnings may not be adversely impacted in the periods when prepayments occur, but may impact revenue streams in future periods.  For more information, see financial statements, Note 19. Segment Information and Concentration, and Item 1A.  RISK FACTORS.

We can contract our balance sheet and liquidity requirements in response to members’ reduced credit needs.  As members’ credit needs result in reduced advances, members will have capital stock in excess of amount required under the FHLBNY’s capital plan, which allows the FHLBNY to repurchase a member’s excess capital stock.  The FHLBNY may allow its consolidated obligations to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to shrink.

Prepayments and mergers notwithstanding, generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability of alternative funding sources that are more attractive (e.g. consumer deposits), the interest rate environment and the outlook for the economy.  Demand for advances may also be influenced by the dividend payout rate to members on their investment in our stock.  Members are required to invest in our capital stock in the form of membership stock.  Members are also required to purchase activity stock in order to borrow advances.  Also, see Item 1A. Risk Factors for a discussion on concentration risk.

On February 27, 2015, one member institution was placed into receivership by the Federal Deposit Insurance Corporation (“FDIC”).  On March 2, 2015, another member financial institution assumed all of the $542.0 million of outstanding advances, and prepaid the advances at the close of business March 2, 2015.  Also, on March 2, 2015, the FHLBNY re-purchased $24.4 million of excess FHLBNY capital stock from the member in receivership.  Approximately, $6.4 million of membership capital stock, which was held by the member in receivership, is now held by the FDIC as the receiver.

Credit impairment of investment securities — No OTTI was recorded in 2014, and when cash flow shortfalls were observed for a few bonds, market pricing of those bonds was greater than the carrying values of the bonds, making it unnecessary to record OTTI losses.  Without continued recovery in the near term such that liquidity continues to expand in the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.

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

Rating Actions — In July 2013, as a result of affirming the U.S. Government’s Aaa debt rating with the outlook updated to stable from negative, Moody’s affirmed the Aaa long-term deposit ratings of all of the FHLBanks as well as the Aaa long-term bond rating of the FHLBank System and updated the outlook to stable from negative.  At the same time, Moody’s affirmed the Prime-1 short-term deposit ratings of all of the FHLBanks and the Prime-1 short-term bond rating of the FHLBank System.  Standard & Poor’s (“S&P”) has also updated its outlook on the U.S. and the FHLBanks debt to stable from negative, but continues to rate the US. Government and the FHLBanks debt as AA+.  Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.  See FHLBNY Ratings Table 6.10 for more details about ratings and recent rating actions by Moody’s and S&P.

FHLBanks of Des Moines and Seattle Potential Merger

On September 25, 2014, the boards of directors of the FHLBank of Des Moines and the FHLBank of Seattle executed a definitive merger agreement after receiving unanimous approval from their boards of directors.  On October 31, 2014, these FHLBanks submitted a joint merger application to the FHFA.  The FHFA approved the merger application on December 19, 2014, subject to the satisfaction of specific closing conditions set forth in the FHFA’s approval letter, including the ratification of the merger by members of both FHLBanks.

On January 12, 2015, these FHLBanks mailed a joint merger disclosure statement, voting ballots, and related materials to their respective members and requested that ballots be returned by the close of business on February 23, 2015.  On February 27, 2015, these FHLBanks issued a joint press release announcing the ratification of the merger by members of both FHLBanks.  The consummation of the merger will be effective only after the FHFA determines that the closing conditions identified in the approval letter have been satisfied and the FHFA determines that the continuing FHLBank’s organizational certificate complies with the requirements of the FHFA’s merger rules. Assuming the FHFA makes these determinations, the merger is expected to be effective by mid-year 2015.  The continuing FHLBank will be headquartered in Des Moines, and western regional office will be maintained in Seattle.

Trends in the Financial Markets

Conditions in Financial Markets.  The primary external factors that affect net interest income are market interest rates and the general state of the economy.  The following table presents changes in key rates over the course of 2014 and 2013 (rates in percent):

Table 1.1:               Market Interest Rates

	December 31,
	2014	2013	2014	2013
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate (a)	0.25%	0.25%	0.25%	0.25%
Federal Funds Effective Rate (b)	0.09	0.11	0.06	0.07
3-Month LIBOR (a)	0.23	0.27	0.26	0.25
2-Year U.S.Treasury (a)	0.45	0.30	0.66	0.38
5-Year U.S.Treasury (a)	1.63	1.17	1.65	1.74
10-Year U.S.Treasury (a)	2.53	2.33	2.17	3.03
15-Year Residential Mortgage Note Rate (a)	3.25	3.34	3.09	3.73
30-Year Residential Mortgage Note Rate (a)	4.21	4.20	3.99	4.72

(a)        Source: Bloomberg L.L.P.

(b)        Source: Board of Governors Federal Reserve System.

Impact of general level of interest rates on the FHLBNY.  The level of interest rates during a reporting period impact our profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital.  We invest in Federal funds sold and repurchase agreement that have stated maturities of less than one year.  We also used derivatives to effectively change the repricing characteristics of a significant proportion of our advances and consolidated obligation debt to match shorter-term LIBOR rates that repriced at intervals of three month or less.  Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate and the 3-month LIBOR rate, has an impact on profitability.

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

In summary, our average asset yields and the returns on capital invested in these assets largely reflect the short-term interest rate environment because the maturities of our assets are generally short-term in nature, have rate resets that reference short-term rates, or have been hedged with derivatives in which a short-term rate is received.  Changes in rates paid on consolidated obligations and the spread of these rates relative to LIBOR and U.S. Treasury securities may also impact profitability.  The rate and price at which we are able to issue consolidated obligations, and their relationship to other products such as Treasury securities and LIBOR, change frequently and are affected by a multitude of factors including: overall economic conditions; volatility of market prices, rates, and indices; the level of interest rates and shape of the Treasury curve; the level of asset swap rates and shape of the swap curve; supply from other issuers (including GSEs such as Fannie Mae and Freddie Mac, supra/sovereigns, and other highly-rated borrowers); the rate and price of other products in the market such as mortgage-backed securities, repurchase agreements, and commercial paper; investor preferences; the total volume, timing, and characteristics of issuance by the FHLBanks; the amount and type of advance demand from our members; political events, including legislation and regulatory action; press interpretations of market conditions and issuer news; the presence of inflation or deflation; and actions by the Federal Reserve.

Recently Issued Accounting Standards and Interpretations and Significant Accounting Policies and Estimates.

Recently issued Accounting Standards and Interpretations

For a discussion of recently issued accounting standards and interpretations, see financial statements, Note 2.  Recently Issued Accounting Standards and Interpretations.

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

For additional discussion regarding FHLBank impairment and pricing policies for mortgage-backed securities, see financial statements, Note 1. Significant Accounting Policies and Estimates.  For more information about credit losses due to OTTI, also see Note 5. Held-to-Maturity Securities.

Bond Insurer Analysis — Certain HTM private-label MBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  For such investments, the monoline insurers guarantee the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its private-label insured securities, and the analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.

Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis, we have concluded that bond insurer Assured Guaranty Municipal Corp. can be relied upon for cash flow support for the life of the insured bond.  For MBIA Insurance Corp (“MBIA”), the support period for bonds could be relied upon through December 31, 2015.  For Ambac Assurance Corp (“AMBAC”), the reliance period is 45% of the shortfall through December 31, 2018.

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

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real estate related assets.  We have never experienced a credit loss on an advance.  Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2014, 2013 and 2012.  At those dates, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

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

For more information, see financial statements, Note 1. Significant Accounting Policies and Estimates and Note 15. Derivatives and Hedging Activities.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance, community lending and liquidity mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant FHFA Developments

Final Rule on Capital Stock and Capital Plans. On October 8, 2014, the FHFA issued a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the FHFA regulations (Capital Proposed Rule). The Capital Proposed Rule did not make any substantive changes to these requirements, but did delete certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the GLB Act. The Capital Proposed Rule also made certain clarifying changes so that the rules more precisely reflected long-standing practices and requirements with regard to transactions in FHLBank stock. The Capital Proposed Rule added appropriate references to ‘‘former members’’ to clarify when former FHLBank members can be required to maintain investments in FHLBank capital stock after withdrawal from membership in an FHLBank. On March 11, 2015, the FHFA published the Capital Proposed Rule as a final rule without change. The final rule will become effective on April 10, 2015, and is not expected to have a significant impact on the Bank’s operations.

Proposed Rule on FHLBank Membership. On September 12, 2014, the FHFA issued a proposed rule that would:

•                  impose a new test on all FHLBank members that requires them to maintain at least 1% of their assets in long term first-lien home mortgage loans, including mortgage-backed securities, on an ongoing basis, and with maturities of five years or more, to maintain their membership in their respective FHLBank;

•                  require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis (rather than only at the time of application for membership as required by current law), at least 10% of their assets in a broader range of residential mortgage loans, including those secured by junior liens and mortgage-backed securities, in order to maintain their membership in their respective FHLBank;

•                  eliminate captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. There would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period. Under the proposed rule, a captive insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for nonaffiliated persons or entities; and

•                  clarify how an FHLBank should determine the “principal place of business” of certain insurance companies or community development financial institutions for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLBank after issuance of the final rule. Current rules define an institution’s principal place of business as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

Comments on the proposed rule were due by January 23, 2015.  The Bank has not yet reached a conclusion regarding the effect, if any, that this rule, if adopted in its proposed form, may have on the Bank’s operations.

Margin and Capital Requirements for Covered Swap Entities. On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the FHFA (collectively, the Agencies) jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, referred to as Covered Swap Entities). Comments on the Proposed Rule were due by November 24, 2014.

In addition, on September 17, 2014, the Commodity Futures Trading Commission (CFTC) adopted its version of the Proposed Rule (CFTC Proposed Rule) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule were due by December 2, 2014.

The Proposed Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $3 billion or more in uncleared swaps) to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted by either side (generally, cash, certain government securities, certain liquid debt, certain equity securities and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.

The Proposed Rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid or collected in cash, is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated. Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015, and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Rule’s initial margin requirement would not come into effect until December 1, 2019.

The Bank would not be a Covered Swap Entity under the Proposed Rule, although the FHFA has discretion to designate the Bank as a Covered Swap Entity. Rather, the Bank is a financial end-user under the Proposed Rule, and it would likely have material swaps exposure upon the effective date of the Proposed Rule’s initial margin requirement.

Since the Bank is currently posting and collecting variation margin on its non-cleared swaps, it is not anticipated that the Proposed Rule’s variation margin requirement, if adopted, would have a material impact on the Bank’s costs. However, if the Proposed Rule’s initial margin requirement is adopted, it is anticipated that the Bank’s cost of engaging in non-cleared swaps would increase.

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters.  On January 28, 2014, the FHFA published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac, and the FHLBanks (each a “regulated entity”). The proposed rule would make certain amendments or additions to the corporate governance rules currently applicable to the FHLBanks, including provisions to:

•                  revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopt an enterprise wide risk management program and appoint a chief risk officer with certain enumerated responsibilities;

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

Comments on the proposed rule were due by May 15, 2014.

Final Rule on Executive Compensation. On January 28, 2014, the FHFA issued a final rule effective February 27, 2014, setting forth requirements and processes with respect to compensation provided to executive officers of the FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the FHFA to: 1) approve executive officer agreements that provide for compensation in connection with termination of employment and 2) review the compensation arrangements of executive officers of the FHLBanks and to prohibit an FHLBank or the Office of Finance from providing compensation to any executive officer that the Director of the FHFA determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

Final Rule on Golden Parachute Payments. On January 28, 2014, the FHFA issued a final rule effective February 27, 2014, setting forth the standards that the Director of the FHFA will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite FHFA examination rating.

Other Significant Developments

Joint Final Rule on Credit Risk Retention for Asset-backed Securities. On October 22, 2014, the FHFA and other U.S. federal regulators jointly approved a final rule requiring sponsors of asset-backed securities to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of asset-backed securities to retain a minimum 5% economic interest in a portion of the credit risk of the assets collateralizing the asset-backed securities, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other requirements, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43%; and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

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

The final rule exempts agency mortgage-backed securities from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, mortgage-backed securities issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements. The final rule became effective February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages is required beginning December 24, 2015, and compliance with the rule with regard to all other classes of asset-backed securities is required beginning December 24, 2016. The Bank has not yet determined the effect, if any, that this rule  may have on the Bank’s operations.

Basel Committee on Bank Supervision - Liquidity Coverage Ratio.  On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the FDIC finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain an amount of high-quality liquid assets that is no less than 100% of their total net cash outflows over a prospective 30-day stress period. Among other requirements, the final rule defines the various categories of high-quality liquid assets, called Levels 1, 2A, or 2B. The treatment of high-quality liquid assets for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to an FHLBank but not securing existing borrowings may be considered eligible high-quality liquid assets to the extent the collateral itself qualifies as eligible high-quality liquid assets; qualifying FHLBank System consolidated obligations are categorized as Level 2A high-quality liquid assets; and the amount of a covered company’s funding that is assumed to run-off includes 25% of FHLBank advances maturing within 30 days, to the extent such advances are not secured by level 1 or level 2A high-quality liquid assets, where 0% and 15% run-off assumptions apply, respectively. At this time, the impact of the final rule is uncertain. The final rule became effective January 1, 2015, and requires that all covered companies be fully compliant by January 1, 2017.

Money Market Mutual Fund Reform. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, which became effective October 14, 2014, will, among other things:

•                  require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•                  allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•                  include enhanced diversification, disclosure and stress testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank consolidated discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLBank consolidated discount notes with a remaining maturity of up to 60 days. The future impact of these regulations on demand for FHLBank consolidated obligations is unknown.

Financial Condition

Table 2.1:                                       Statements of Condition — Period-Over-Period Comparison (dollars in thousands):

			Net change in	Net change in
(Dollars in thousands)	December 31, 2014	December 31, 2013	dollar amount	percentage
Assets
Cash and due from banks	$6,458,943	$15,309,998	$(8,851,055)	(57.81)%
Securities purchased under agreements to resell	800,000	—	800,000	NM
Federal funds sold	10,018,000	5,986,000	4,032,000	67.36
Available-for-sale securities	1,234,427	1,562,541	(328,114)	(21.00)
Held-to-maturity securities	13,148,179	12,535,928	612,251	4.88
Advances	98,797,497	90,765,017	8,032,480	8.85
Mortgage loans held-for-portfolio	2,129,239	1,927,623	201,616	10.46
Derivative assets	39,123	43,302	(4,179)	(9.65)
Other assets	199,960	202,496	(2,536)	(1.25)

Total assets	$132,825,368	$128,332,905	$4,492,463	3.50%

Liabilities
Deposits
Interest-bearing demand	$1,958,518	$1,865,399	$93,119	4.99%
Non-interest-bearing demand	13,401	25,941	(12,540)	(48.34)
Term	27,000	38,000	(11,000)	(28.95)

Total deposits	1,998,919	1,929,340	69,579	3.61

Consolidated obligations
Bonds	73,535,543	73,275,312	260,231	0.36
Discount notes	50,044,105	45,870,470	4,173,635	9.10
Total consolidated obligations	123,579,648	119,145,782	4,433,866	3.72

Mandatorily redeemable capital stock	19,200	23,994	(4,794)	(19.98)

Derivative liabilities	345,242	349,150	(3,908)	(1.12)
Other liabilities	356,501	398,985	(42,484)	(10.65)

Total liabilities	126,299,510	121,847,251	4,452,259	3.65

Capital	6,525,858	6,485,654	40,204	0.62

Total liabilities and capital	$132,825,368	$128,332,905	$4,492,463	3.50%

Balance Sheet overview 2014 compared to 2013

Total assets grew to $132.8 billion at December 31, 2014, a year-over-year increase of $4.5 billion, or 3.5%.  Advances to members grew to $98.8 billion at December 31, 2014, a year-over-year increase of $8.0 billion.  Cash balances, primarily at the Federal Reserve Bank of New York (“FRBNY”) were $6.5 billion at December 31, 2014, compared to $15.3 billion at December 31, 2013.  The decline in cash balances were offset by increase in interest earning overnight investments of $10.8 billion at December 31, 2014, compared to $4.8 billion at December 31, 2013.   In a more favorable condition for raising marginal funds, asset/liability management was able to more tightly manage the liquidity positions in the 2014 fourth quarter.

Long-term investment securities — Long-term investment securities are designated as available-for-sale or held-to-maturity.  The heavy concentration of GSE-issued securities and a declining balance of private-label MBS is our investment profile.

MBS totaling $1.2 billion at fair values were available-for-sale at December 31, 2014 ($1.6 billion at December 31, 2013), and 100% of the securities were GSE-issued.  MBS totaling $12.3 billion at carrying values ($11.8 billion at December 31, 2013) were held-to-maturity, and 97.3% were GSE-issued; private-label issued MBS totaled $0.3 billion, or 2.7% of the remaining MBS in the HTM portfolio.  We have not acquired a privately issued MBS since 2006.  Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $813.1 million at December 31, 2014 ($714.9 million at December 31, 2013) and were classified as HTM.

Cash flow testing and evaluation of our investment securities did not identify any OTTI in 2014 or in 2013.  An OTTI charge of $2.1 million was recorded in 2012.  We identified improvements in cash flows on certain previously credit OTTI non-agency PLMBS, and recorded $1.7 million and $0.2 million as accretable yield to investment income in 2014 and 2013.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Par amounts of loans under this program stood at $2.1 billion at December 31, 2014, slightly up from December 31, 2013.  Loans were primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Pay downs in 2014 were $185.3 million, slower compared to $314.3 million in 2013 and $334.3 million in 2012.  Acquisitions totaled $392.6 million in 2014, compared to $410.4 million in 2013 and 772.9 million in 2012.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Capital ratios — Our capital remains strong.  At December 31, 2014, actual risk-based capital was $6.7 billion, compared to required risk-based capital of $0.6 billion.  To support $132.8 billion of total assets at December 31,

2014, the required minimum regulatory capital was $5.3 billion or 4.0% of assets.  Our regulatory capital was $6.7 billion, exceeding required capital by $1.4 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2014, balance sheet leverage (based on GAAP) was 20.4 times shareholders’ equity, compared to 19.8 times at December 31, 2013; the small increase was primarily due to repurchase of $373.7 million of Membership capital stock.  For more information about the FHLBNY’s capital stock, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.   Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  This is because changes in shareholders’ capital parallel changes in advances, driven primarily by activity-based capital stock, and the ratio of assets to capital generally remains unchanged.  Under our existing capital management practices, members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Liquidity and Debt — At December 31, 2014, liquid assets included $6.5 billion in cash, primarily at the FRBNY, $10.8 billion in overnight Federal funds sold and overnight collateralized loans, and $1.2 billion of high credit quality GSE issued available-for-sale securities that were investment quality and highly-rated, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

Among other liquidity measures, the Finance Agency requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days, and during that period members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing and “put” advances.  We were in compliance with regulations under both scenarios.  The actual Contingency Liquidity under the 5-day scenario in the quarter was $22.9 billion, well in excess of the required $3.0 billion.  We also have other liquidity measures in place, Deposit Liquidity and Operational Liquidity, and those liquidity buffers were also in excess of required reserves.  For more information about our liquidity measures, please see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

Advances — Increase in amounts borrowed at December 31, 2014 have been driven primarily by growth in demand for adjustable-rate LIBOR indexed advances.  The larger members continued to be the primary drivers of demand for advances.

Table 2.2:                                       Advance Trends

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

Member demand for advance products

Carrying values of Advances outstanding at December 31, 2014 grew to $98.8 billion, up from $90.8 billion at December 31, 2013, and amounts included unrealized net fair value basis adjustments.  For advances hedged under a qualifying hedging rule, fair value gains of $1.6 billion and $2.0 billion were recorded at the two balance sheet dates, and were computed based on changes in the benchmark rate, which is LIBOR for the FHLBNY.  For advances elected under the fair value option (FVO), valuations were the full fair values of advances and net gains of $5.4 million were recorded at December 31, 2014 and 2013.

Par amounts of advances grew to $97.2 billion at December 31, 2014, up $8.5 billion, or 9.6% year-over-year.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.1:                                       Advances by Product Type

	December 31, 2014		December 31, 2013
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$31,969,300	32.88%	$26,161,800	29.48%
Fixed Rate Advances	47,207,960	48.56	45,741,935	51.54
Short-Term Advances	10,009,807	10.30	9,926,676	11.19
Mortgage Matched Advances	525,411	0.54	466,602	0.53
Overnight & Line of Credit (OLOC) Advances	3,668,773	3.77	3,459,411	3.90
All other categories	3,836,800	3.95	2,981,176	3.36

Total par value	97,218,051	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments	1,574,044		2,022,018
Fair value option valuation adjustments and accrued interest	5,402		5,399

Total	$98,797,497		$90,765,017

The increase in Advances to members was concentrated in adjustable rate advances with maturities of 24 months or less, and in fixed rate advances with maturities that were primarily medium and longer-term.

Adjustable Rate Advances (“ARC Advances”) — One member’s outstanding ARC Advances stood at $28.0 billion at December 31, 2014.  Of the amounts outstanding, $15.0 billion is expected to mature within the next 12 months.  We are unable to predict with certainty if the borrowings will be rolled over at their maturities.

ARC advances are medium- and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the Federal funds rate, or Prime.  The ARC interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to LIBOR.  Principal is due at maturity and interest payments are due at each reset date, including the final payment date.  Members use ARC advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets.  The interest rate is set and reset (depending upon the maturity of the advance and the LIBOR index) at a spread to LIBOR.  Principal is due at maturity and interest payments are due at each reset date, including the final payment date.  Additionally, some members elect to use ARC advances as part of a cash flow hedge strategy, where they will synthetically convert the floating-rate borrowing to fixed-rate with the use of interest rate swaps.

Fixed-rate Advances — Fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances has remained steady after a weak start in the first quarter of 2014.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances of advances that are putable or callable have declined steadily over the years.  Balances stood at $14.0 billion at December 31, 2014, compared to $14.5 billion at December 31, 2013.

Short-term Advances — Member demand for short-term fixed-rate advances has fluctuated in 2014.  At December 31, 2014, outstanding balances were $10.0 billion, almost unchanged from $9.9 billion at December 31, 2013.  Weak demand in the first quarter drove balances down to $8.9 billion, a recovery followed in the second quarter that drove balances up to $11.5 billion.  Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Member demand for overnight Advances has also fluctuated in 2014.  At December 31, 2014, outstanding balances were $3.7 billion, almost unchanged from $3.5 billion at December 31, 2013.  Balances were $2.3 billion in the first quarter,  $2.9 billion in the second quarter and $2.4 billion in the third quarter.  Fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

Collateral Security

Our member borrowers are required to maintain an amount of eligible collateral that adequately secures their outstanding obligations with the FHLBNY.  Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) Treasury and U.S. government agency securities; (3) mortgage-backed securities; and (4) certain other collateral that is real estate-related, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in that collateral.  We also have a statutory lien priority with respect to certain member assets under the FHLBank Act as well as a claim on FHLBNY capital stock held by our members.  The Housing Act added secured loans for community development activities as collateral that we may accept from community financial institutions.  The Housing Act defined Community financial institutions as FDIC-insured depository institutions having average total assets cap of less than $1,108.0 million as of December 31, 2014.  Annually, the Finance Agency will adjust the total assets “cap” to reflect any percentage increase in the preceding year’s Consumer Price Index.

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

In order to ensure that the FHLBNY has sufficient collateral to cover credit extensions, the Bank has established a Collateral Lendable Value methodology. This methodology determines the lendable value or amount of borrowing capacity assigned to each specific type of collateral.  Key components of the Lendable Value include measures of Market, Credit, Price Volatility and Operational Risk associated with the unique collateral types pledged to the FHLBNY.  Lendable Values are periodically adjusted to reflect current market and business conditions.

The following table summarizes pledged collateral at December 31, 2014 and 2013 (in thousands):

Table 3.2:                                       Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d)
December 31, 2014	$97,218,051	$9,562,271	$106,780,322	$231,994,654	$35,415,536	$267,410,190
December 31, 2013	$88,737,600	$8,607,549	$97,345,149	$214,333,471	$35,201,426	$249,534,897

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

The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession of the FHLBNY or that of its safekeeping agent (in thousands):

Table 3.3:                                       Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Collateral Pledged for AHP (a)	Total Collateral Received
December 31, 2014	$40,053,105	$227,449,219	$(92,134)	$267,410,190
December 31, 2013	$40,467,253	$209,158,012	$(90,368)	$249,534,897

(a)      Primarily pledged by non-members to cover potential recovery of AHP Subsidy in the event of non-compliance.  This amount is included in the total collateral pledged, and the FHLBNY allocates to its AHP exposure.  Borrowers are required to provide a detailed listing of all loans pledged as collateral to the FHLBNY.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.4:                                       Advances by Interest-Rate Payment Terms

	December 31, 2014		December 31, 2013
		Percentage		Percentage
`	Amount	of Total	Amount	of Total

Fixed-rate (a)	$65,248,751	67.11%	$62,575,800	70.52%
Variable-rate (b)	31,963,300	32.88	26,153,800	29.47
Variable-rate capped (c)	6,000	0.01	8,000	0.01

Total par value	97,218,051	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments	1,574,044		2,022,018
Fair value option valuation adjustments and accrued interest	5,402		5,399

Total	$98,797,497		$90,765,017

(a)         Fixed-rate borrowings remained popular with members.  Demand has been steady in the last three quarters in 2014 after a weak start in the first quarter.  Demand for new long-term fixed rate advances remains weak, and only 9.6% of fixed-rate advances had remaining maturities of 5 years or greater at December 31, 2014 (2.8% at December 31, 2013).

(b)        Adjustable-rate LIBOR-based advances have increased primarily due to one member’s borrowings in 2014.  The FHLBNY’s larger members are generally borrowers of variable-rate advances, and except for the one large member’s borrowing activity, other members have remained on the side-lines in a weak economy and have not increased their borrowings despite the low short-term rates; it would appear that they have sufficient liquidity in the form of customer deposits.

(c)          Capped ARCs were not in demand in a declining interest rate environment, as members were unwilling to purchase cap options to limit their interest rate exposure.  With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 3.5:                                       Advances by Maturity and Yield Type

	December 31, 2014		December 31, 2013
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$27,791,626	28.59%	$22,226,151	25.05%
Due after one year	37,457,125	38.53	40,349,649	45.47

Total Fixed-rate	65,248,751	67.12	62,575,800	70.52

Variable-rate
Due in one year or less	15,252,400	15.69	19,960,500	22.49
Due after one year	16,716,900	17.19	6,201,300	6.99

Total Variable-rate	31,969,300	32.88	26,161,800	29.48
Total par value	97,218,051	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments (a)	1,574,044		2,022,018
Fair value option valuation adjustments and accrued interest (b)	5,402		5,399
Total	$98,797,497		$90,765,017

Fair value basis and valuation adjustments — The carrying values of advances include valuation basis adjustments.   Key determinants are factors such as volume, the forward swap curve, the volatility of the swap rates, the remaining duration to maturity, and for advances elected under the FVO, the changes in the spread between the swap rate and the consolidated obligation debt yields, and changes in interest receivable, which is a component of the full fair value of FVO advances.

(a)         Hedging valuation adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances in a fair value hedge.  The application of this accounting methodology resulted in the recognition of unrealized hedge valuation gains of $1.6 billion and $2.0 billion at December 31, 2014 and December 31, 2013.  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment, and recorded fair value gains were consistent with the lower yield curves at the two balance sheet dates.  Unrealized gains from fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses on the derivatives associated with the fair value hedges of advances, thereby achieving our hedging objectives of mitigating fair value basis risk.  For more information, see Table 10.13:  Earnings Impact of Derivatives and Hedging Activities.

Hedging valuation basis adjustment at December 31, 2014 was lower compared to December 31, 2013, as maturing longer term fixed-rate advances continued to be replaced by shorter term fixed-rate advances, the hedging valuation basis of which are relatively close to par.  Additionally, the swap yield curve through to the 5 year point was a little steeper at December 31, 2014, “market pricing” was higher, and fair values of short and medium term hedged advances lost value.  Valuation on longer-term hedged advances improved as the longer end of the yield curve declined at December 31, 2014, and market yields declined.  The volume of advances that were hedged at December 31, 2014 was only slightly higher than at December 31, 2013 and was not a significant factor.  Growth in advances has been concentrated along ARC advances and short-term fixed-rate advances that are generally not hedged, and therefore no hedge basis adjustments were recorded for such advances.

(b)         FVO fair values — Carrying values of advances elected under the FVO include valuation adjustments to recognize changes in full fair values, which also include accrued interest receivable.   The periodic accrued but unpaid interest was a significant component of the valuation basis at the two dates.  The discounting basis for computing fair values of FVO advances is the Advance pricing curve, which is primarily derived from the FHLBNY’s cost of funds (yields paid on consolidated obligation debt).  Fair value basis reflect changes in the term structure and shape of the Advance pricing curve at the measurement dates.

Valuation adjustments (excluding accrued unpaid interest receivable) were not significant relative to the par amounts as the FVO advances were variable rate, LIBOR indexed advances, which re-priced frequently to market indices and valuation basis remained near to par.  Interest receivable was a relatively significant component of the valuation and driven by par amounts outstanding and by the timing of the accrual settlements at the balance sheet dates.

Par amounts of FVO advances declined to $15.7 billion at December 31, 2014, compared to $19.2 billion at December 31, 2013.  We have elected the FVO on an instrument-by-instrument basis for such advances.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider our advances to remain fully collateralized through to maturity.  For more information, see Fair Value Disclosures in Note 16.  Fair Values of Financial Instruments.

Hedge volume — We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 3.6:                                       Hedged Advances by Type

Par Amount	December 31, 2014	December 31, 2013
Qualifying Hedges
Fixed-rate bullets (a)	$30,352,265	$29,231,978
Fixed-rate putable (b)	13,457,912	14,170,412
Fixed-rate callable	15,000	30,000
Fixed-rate with embedded cap	155,075	50,000

Total Qualifying Hedges	$43,980,252	$43,482,390

Aggregate par amount of advances hedged (c)	$43,988,452	$43,495,135

Fair value basis (Qualifying hedging adjustments)	$1,574,044	$2,022,018

(a)         Generally, non-callable fixed-rate medium and longer term advances are hedged to mitigate the risk in fixed-rate lending.

(b)         Putable advances are hedged by cancellable swaps, and the paired long put and short call options mitigate the option risks; additionally, fixed-rate is synthetically converted to LIBOR, mitigating the risk in fixed-rate lending for the FHLBNY.  In a rising rate environment, swap dealers would likely exercise their call option, and the FHLBNY will exercise its put option with the member and both instruments terminate at par.  Members may borrow new advances at the then prevailing rate.  Outstanding balances have declined as members have generally replaced maturing putable advances with plain vanilla advances.

(c)          Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship.

Advances elected under the FVO — Significant amounts of LIBOR-indexed advances have been borrowed over the last two years, and we elected to account for them under the FVO.  By electing the FVO for an asset instrument (the advance), the objective is to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 3.7:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	December 31, 2014	December 31, 2013
Advances designated under FVO	$15,650,000	$19,200,000

Advances — Call Dates and Exercise Options

Putable and callable advances are structured with one or more put or call dates.  The table offers a view of the advance portfolio, including the structured advances, with the possibility of the exercise at the first put and call date.  (dollars in thousands):

Table 3.8:                                       Advances by Put Date/Call Date (a)(b)

	December 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total

Due or putable in one year or less	$50,466,126	51.91%	$48,905,001	55.11%
Due or putable after one year through two years	17,940,868	18.45	11,485,229	12.94
Due or putable after two years through three years	16,616,563	17.09	12,115,765	13.66
Due or putable after three years through four years	5,843,231	6.01	8,521,661	9.60
Due or putable after four years through five years	2,775,510	2.86	3,982,517	4.49
Thereafter	3,575,753	3.68	3,727,427	4.20

Total par value	97,218,051	100.00%	88,737,600	100.00%

Hedge valuation basis adjustments	1,574,044		2,022,018
Fair value option valuation adjustments and accrued interest	5,402		5,399

Total	$98,797,497		$90,765,017

(a)         Contrasting advances by contractual maturity dates (See Note 7. Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  Although no significant amounts of new putable advances have been issued in 2014 and 2013, outstanding advances included significant amounts of putable advances in which we purchased from members the option to terminate advances at agreed-upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par on agreed upon dates.  When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current hedge strategy.  This is best illustrated by the fact that on a contractual maturity basis, at December 31, 2014, 14.4% of advances would mature after four years, while on a put basis, the percentage declines to 6.5%.

(b)         Callable advances aggregated $15.0 million at December 31, 2014, compared to $30.0 million at December 31, 2013.  With a callable advance, borrowers have purchased the option to terminate advances at par at predetermined dates.

The following table summarizes par amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (par amounts, in thousands):

Table 3.9:                                       Putable and Callable Advances

	December 31, 2014	December 31, 2013 (a)
Putable/callable	$13,973,412	$14,506,412
No-longer putable/callable	$1,732,000	$2,111,000

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

Investments — Policies and Practices

Regulatory Restrictions on Investments.  On November 8, 2013, the Finance Agency (the FHLBanks regulators) issued a final rule implementing Section 939A of the Dodd-Frank Act (“Act”).  The Act required Federal agencies, including the Finance Agency, to review their regulations and to remove provisions that require the use of ratings issued by Nationally Recognized Statistical Rating Organizations (“NRSRO”).  The final rule issued by the Finance Agency requires each FHLBank to make its own determination of credit quality with respect to its investments, but does not prevent the FHLBanks from using NRSRO ratings or other third party analysis in their credit determinations.  The final rule became effective on May 7, 2014, and the amendments (as discussed above) were incorporated in the Finance Agency’s pre-existing regulations governing investments, which are summarized below.

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

The Finance Agency’s rule limits acquisition of mortgage backed securities so that on the day of the purchase of a security, the book value of all investment in MBS does not exceed 300% of regulatory capital.  We were in compliance with the Finance Agency rules.

It is the FHLBNY’s practice not to lend unsecured funds to members, including overnight Federal funds and certificates of deposit.  Unsecured lending to members is not prohibited by Finance Agency regulations or Board of Directors’ policy.  We are prohibited from purchasing a consolidated obligation issued directly from another FHLBank, but may acquire consolidated obligations for investment in the secondary market after the bond settles.  We made no investments in consolidated obligations during the periods in this report.

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) (Carrying values; dollars in thousands):

Table 4.1:                                       Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2014	2013	Variance	Variance

State and local housing finance agency obligations (a)	$813,080	$714,880	$98,200	13.74%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	1,216,480	1,552,134	(335,654)	(21.63)
Held-to-maturity securities, at carrying value (b)	12,335,099	11,821,048	514,051	4.35
Total securities	14,364,659	14,088,062	276,597	1.96

Grantor trust (c)	17,947	10,407	7,540	72.45
Securities purchased under agreements to resell	800,000	—	800,000	NM
Federal funds sold	10,018,000	5,986,000	4,032,000	67.36

Total investments	$25,200,606	$20,084,469	$5,116,137	25.47%

(a)         State and local housing finance agency bonds —Bonds are classified as HTM securities, and are carried at amortized cost.  Acquisition was limited to $138.0 million in 2014.

(b)         Mortgage-backed securities classified as Available-for-sale — No acquisitions were made in 2014.  AFS securities outstanding are GSE issued floating-rate Mortgage-backed securities, and are carried at fair value.

Mortgage-backed securities classified as Held-to-maturity — $1.7 billion of GSE issued MBS were acquired in 2014 and designated as HTM.  Approximately 97% of HTM mortgage-backed securities were GSE issued securities at December 31, 2014 and 2013.

(c)         The grantor trust is classified as available-for-sale and is reported at fair value.  An additional $8.1 million was added to the grantor trust in 2014. Trust funds represent investments in registered mutual funds and other fixed-income and equity funds maintained under the grantor trust, which funds current and potential future payments to retirees for supplemental pension plan obligations.

Long-Term Investment Securities

Investments with original long-term contractual maturities were comprised of mortgage-backed securities, and a smaller portfolio of bonds issued by state and local housing agencies.

Pricing of GSE-issued MBS has remained tight partly due to limited supply, and partly as a result of the Federal Reserve Bank’s continued participation in the market for acquiring GSE-issued MBS.  In August 2014, the Federal Open Market Committee (FOMC) directed the FRBNY to purchase additional MBS and longer-term Treasury securities.  Agency MBS purchases by the FRBNY will likely be concentrated in newly-issued agency MBS in the To-Be-Announced (TBA) market as these securities have greater liquidity and are closely tied to primary mortgage rates.  The FOMC also directed the FRBNY to maintain its existing policies of reinvesting principal payments from the Federal Reserve’s holdings of agency debt and agency MBS.  In October 2014, the FOMC the FOMC decided to conclude its asset purchase program, but to maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.  The FOMC indicated that by maintaining this policy and by keeping the FRB’s holdings of longer-term securities at sizable levels, it should help maintain accommodative financial conditions.

As a result of the unfavorable pricing, acquisitions were only made when pricing justified our risk/reward criteria.  Par amounts of investments in MBS at December 31, 2014, grew to $13.6 billion, an increase of $169.5 million net of paydowns and maturities.  We acquire only GSE/Agency issued MBS and CMBS.  Acquisitions in 2014 totaled $1.7 billion, just ahead of paydowns of $1.5 billion.

The long-term investment securities at December 31, 2014 comprising primarily of GSE-issued MBS, and a small portfolio of housing finance agency bonds in the HTM and AFS portfolios, are summarized below:

•                  The Available-for-sale MBS portfolio, comprising of GSE-issued floating-rate securities, were carried at their fair values of $1.2 billion and $1.6 billion at December 31, 2014 and December 31, 2013.  Par amounts were $1.2 billion and $1.5 billion at December 31, 2014 and 2013.  No acquisitions were designated to the AFS portfolio in 2014, paydowns totaled $338.1 million; no MBS securities were sold.  Fair values of AFS securities were in unrealized fair value gain positions at December 31, 2014, and substantially all in a gain position at December 31, 2013.  The AFS securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5% (also, see note below that briefly explains our risk mitigation strategy).  No securities were determined to be OTTI in 2014 and 2013.  For more information about AFS securities, see financial statements, Note 6. Available-for-Sale Securities.

•                  The Held-to-maturity (“HTM”) MBS portfolio, comprising of GSE issued fixed and floating-rate MBS (97.3%, GSE-issued; 2.7%, PLMBS) were carried at amortized cost less adjustments for credit and non-credit OTTI losses and recoveries.  Par amounts of fixed-rate MBS were $7.2 billion and $7.3 billion at December 31, 2014 and 2013; par amounts of floating-rate MBS were $5.2 billion and $4.6 billion at December 31, 2014 and 2013.  Acquisitions (par) in 2014 were $1.7 billion, ahead of $1.2 billion in paydowns.  HTM floating-rate securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  No securities were determined to be OTTI.  For more information about HTM securities, see Note 5. Held-to-Maturity Securities.

•                  Carrying values of Housing finance agency bonds, all designated as HTM, were amortized cost basis of $813.1 million and $714.9 million at December 31, 2014 and 2013.  Acquisitions were $138.0 million in 2014.  Bonds are primarily floating rate instruments indexed to LIBOR.  No bonds were determined to be OTTI in 2014 and 2013.

With the capped floating-rate MBS, we face potential risks in a rising interest rate environment, including cash flow funding exposure, should the LIBOR rates rise above the strike rates of the capped MBS.  To reduce the potential risks to within our risk tolerance, we have designated $2.7 billion of notional amounts of interest rate caps to accomplish our risk reduction strategies.  The interest rate caps are structured such that if LIBOR rates exceed the pre-determined cap strikes, we would receive cash payments for each period the cap strike rate is exceeded, making us indifferent to adverse movements in LIBOR.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 4.2:                                       Investment Securities Issuer Concentration

	December 31, 2014			December 31, 2013
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,814,401	$5,883,690	89.10%	$6,156,878	$6,149,220	94.93%
Freddie Mac	7,334,161	7,509,406	112.39	6,731,314	6,781,294	103.79
Ginnie Mae	64,294	64,762	0.99	83,023	83,614	1.28
All Others - PLMBS	338,723	411,427	5.19	401,967	479,736	6.20
Non-MBS (b)	831,027	781,325	12.73	725,287	672,061	11.18

Total Investment Securities	$14,382,606	$14,650,610	220.40%	$14,098,469	$14,165,925	217.38%

Categorized as:

Available-for-Sale Securities	$1,234,427	$1,234,427		$1,562,541	$1,562,541

Held-to-Maturity Securities	$13,148,179	$13,416,183		$12,535,928	$12,603,384

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consist of housing finance agency bonds and a grantor trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 4.3:                                       External Rating of the Held-to-Maturity Portfolio

	December 31, 2014
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,679	$12,009,235	$198,142	$33,412	$92,631	$12,335,099
State and local housing finance agency obligations	54,400	722,430	36,250	—	—	813,080

Total Long-term securities	$56,079	$12,731,665	$234,392	$33,412	$92,631	$13,148,179

	December 31, 2013
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$2,110	$11,438,520	$234,017	$39,488	$106,913	$11,821,048
State and local housing finance agency obligations	65,000	613,270	7,780	28,830	—	714,880

Total Long-term securities	$67,110	$12,051,790	$241,797	$68,318	$106,913	$12,535,928

See footnotes (a) and (b) under Table 4.4

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4:                                       External Rating of the Available-for-Sale Portfolio

	December 31, 2014			December 31, 2013
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$1,216,480	$—	$1,216,480	$1,552,134	$—	$1,552,134
Other - Grantor trust	—	17,947	17,947	—	10,407	10,407

Total Available-for-sale securities	$1,216,480	$17,947	$1,234,427	$1,552,134	$10,407	$1,562,541

Footnotes to Table 4.3 and Table 4.4

(a)         Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.

(b)         We have assigned GSE issued MBS a rating of double-A based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac and U.S. Agency.  The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and Double-A for the debt issued by the U.S government; Moody’s affirmed the triple-A status of long-term debt issued by the two GSEs and the U.S. government.

External credit rating information has been provided in Table 4.3 and Table 4.4 as the information is used as another data point to supplement our credit quality indicators, and serves as a useful indicator when analyzing the degree of credit risk to which we are exposed.  Significant changes in credit ratings classifications of our investment securities portfolio could indicate increased credit risk for us that could be accompanied by a reduction in the fair values of our investment securities portfolio.

Fair Value Levels of investment securities, and Unrecognized and Unrealized holding losses

Except for a small portfolio of non-Agency PLMBS and housing finance agency bonds, our portfolios of MBS were issued by GSEs and U.S. agency.  To compute fair values at December 31, 2014 and December 31, 2013, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within the specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair value.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

For a comparison of carrying values and fair values of investment securities, see financial statements, Note 5. Held-to-Maturity Securities and Note 6. Available-for-Sale Securities.  For more information about the corroboration and other analytical procedures performed, see Note 16. Fair Values of Financial Instruments.

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 4.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2014		December 31, 2013
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$—	—%	$19	6.25%
Due after one year through five years	2,561,843	1.99	1,665,395	2.21
Due after five years through ten years	4,422,409	2.52	4,162,452	2.83
Due after ten years	6,597,937	1.62	7,585,946	1.65

Total mortgage-backed securities	$13,582,189	1.98%	$13,413,812	2.08%

OTTI — Base Case and Adverse Case Scenario

We evaluated our PLMBS under a base case (or best estimate) scenario by performing a cash flow analysis for each security under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.

No OTTI was recorded in 2014 and 2013.  Improvements in cash flows were identified on certain previously OTTI non-agency PLMBS in 2014, and $1.7 million was recorded as accretable yield to investment income in 2014, with an offset to the amortized cost of the securities.  The comparable recovery was not significant in 2013.

The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 4.6:                                       Base and Adverse Case Stress Scenarios (a)

For more information on the assumptions that were utilized in the stress test, see discussions immediately following Table 4.6.

		As of December 31, 2014
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$30,523	$—	8	$30,523	$(60)
RMBS	Alt-A	5	5,030	—	5	5,030	—
HEL	Subprime	30	289,006	—	30	289,006	(1,843)
Manufactured housing	Subprime	2	93,704	—	2	93,704	—
Total Securities		45	$418,263	$—	45	$418,263	$(1,903)

		As of December 31, 2013
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	9	$46,007	$—	9	$46,007	$(59)
RMBS	Alt-A	6	5,700	—	6	5,700	—
HEL	Subprime	30	328,488	—	30	328,488	(2,145)
Manufactured housing	Subprime	2	112,128	—	2	112,128	—
Total Securities		47	$492,323	$—	47	$492,323	$(2,204)

(a)         Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.

FHLBank OTTI Governance Committee Common Platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash flow analyses for about 50% of our non-Agency PLMBS portfolio that were possible to be cash flow tested within the Common platform.  The results were reviewed and found reasonable by the FHLBNY.  For more information about the OTTI Committee and the Common platform, see Other-Than-Temporary Impairment (“OTTI”) — Accounting and governance policies, and impairment analysis in the financial statements, Note 1. Significant Accounting Policies and Estimates.

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

In the second quarter of 2014, the OTTI Committee deemed that the previous methodology was inadequate as it had assumed the housing market was homogeneous, not recognizing that certain markets were already transitioning to a housing recovery at a different pace than other markets, and the cash flow models should recognize the behavior that housing markets would behave more heterogeneously in the transition period and in the long-term.  Beginning with the 2014 second quarter, home price projections beyond the short-term is based on the forecasted length of time and the annual appreciation rate during the transition period plus a forecast of the long-term annual appreciation rate for each Core Based Statistical Area (“CBSA”).  The cash flow models have been updated with forecasts in the transition period and for the long-term that will more tightly align the forecast to incorporate the appreciation rates based on loan-level CBSA data.  The change in estimation had no significant impact on the results of OTTI analysis for the FHLBNY.

For the 2014 fourth quarter, the FHLBanks’ OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0% to an increase of 7.0% over the 12-month period beginning October 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of 1.0% to an increase of 6.0%.  Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

Below are the recovery rates employed previously at December 31, 2013.  The table below presents projected home price recovery under a base case and an adverse case.

Table 4.7:                                       Projected Home Price Recovery by Months

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

(a) Annualized Rates.

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 4.8:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	December 31, 2014			December 31, 2013
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$28,381	$2,142	$30,523	$43,532	$2,475	$46,007
Alt-A	3,351	1,679	5,030	3,590	2,110	5,700
Total private-label RMBS	31,732	3,821	35,553	47,122	4,585	51,707

Home Equity Loans Subprime	244,212	44,794	289,006	275,246	53,242	328,488

Manufactured Housing Loans Subprime	93,704	—	93,704	112,128	—	112,128
Total UPB of private-label MBS (b)	$369,648	$48,615	$418,263	$434,496	$57,827	$492,323

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

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 4.9:                                       PLMBS by Year of Securitization and External Rating

	December 31, 2014
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$9,874	$—	$—	$—	$—	$9,874	$9,180	$(359)	$8,956
2005	9,095	—	—	—	—	9,095	8,530	—	9,153
2004 and earlier	11,554	—	6,775	2,637	—	2,142	11,509	(85)	11,571
Total RMBS Prime	30,523	—	6,775	2,637	—	21,111	29,219	(444)	29,680
Alt-A
2004 and earlier	5,030	1,679	—	911	1,114	1,326	5,030	(87)	5,005
Total RMBS	35,553	1,679	6,775	3,548	1,114	22,437	34,249	(531)	34,685
HEL Subprime
2004 and earlier	289,006	—	6,098	106,362	41,994	134,552	255,064	(2,860)	280,573
Manufactured Housing Loans Subprime
2004 and earlier	93,704	—	—	93,704	—	—	93,693	—	96,169

Total PLMBS	$418,263	$1,679	$12,873	$203,614	$43,108	$156,989	$383,006	$(3,391)	$411,427

	December 31, 2013
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$12,379	$—	$—	$—	$—	$12,379	$11,669	$(128)	$11,621
2005	13,285	—	—	—	—	13,285	12,630	(3)	13,220
2004 and earlier	20,343	—	10,269	7,599	2,475	—	20,261	(46)	20,354
Total RMBS Prime	46,007	—	10,269	7,599	2,475	25,664	44,560	(177)	45,195
Alt-A
2004 and earlier	5,700	2,110	911	19	1,214	1,446	5,700	(157)	5,622
Total RMBS	51,707	2,110	11,180	7,618	3,689	27,110	50,260	(334)	50,817
HEL Subprime
2004 and earlier	328,488	—	8,278	121,052	47,572	151,586	292,883	(3,659)	314,038
Manufactured Housing Loans Subprime
2004 and earlier	112,128	—	—	112,128	—	—	112,115	—	114,881

Total PLMBS	$492,323	$2,110	$19,458	$240,798	$51,261	$178,696	$455,258	$(3,993)	$479,736

Table 4.10:                                Weighted-Average Credit Support Analysis of MBS

	December 31, 2014			December 31, 2013
Private-label MBS	Original Weighted-Average Credit Support % (a)	Weighted- Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)	Original Weighted- Average Credit Support % (a)	Weighted-Average Credit Support % (b)	Weighted-Average Collateral Delinquency % (c)
RMBS Prime
2006	4.60%	4.31%	19.83%	4.41%	3.96%	18.54%
2005	2.47	6.64	6.85	2.50	6.13	6.78
2004 and earlier	1.69	6.88	5.74	1.54	6.79	2.18
Total RMBS Prime	2.86	5.98	10.63	2.59	5.84	7.91
Alt-A
2004 and earlier	14.54	40.11	9.99	13.85	38.04	10.01
Total RMBS	4.51	10.81	10.54	3.83	9.39	8.14
HEL Subprime
2004 and earlier	58.39	34.91	20.12	58.02	34.18	19.75
Manufactured Housing Loans Subprime
2004 and earlier	100.00	31.42	3.55	100.00	29.82	2.90
Total Private-label MBS	63.14%	32.08%	15.59%	61.89%	30.58%	14.69%

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

(c)          Weighted-Average Collateral Delinquency Percentage represents the average of a cohort of securities by vintage; collateral delinquency is defined as the sum of the unpaid principal balance of loans underlying the mortgage-backed security where the borrower is 60 or more days past due, or in bankruptcy proceedings, or the loan is in foreclosure, or has become real estate owned divided by the aggregate unpaid collateral balance.

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

The Finance agency regulations also permit us to extend additional unsecured credit, which could be comprised of overnight extensions and sales of Federal funds subject to continuing contract.  Our total unsecured overnight exposure to a single counterparty may not exceed twice the regulatory limit for term exposures, resulting in a total exposure limit to a counterparty of 2% to 30% of the eligible amount of regulatory capital based on the counterparty’s credit rating.  We remain in compliance with the regulatory limits established for unsecured credit in all reported periods.

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

Securities purchased with agreement to resell — As part of FHLBNY’s banking activities with counterparties, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $800.0 million at December 31, 2014 and none at December 31, 2013.  The average amount of lending was $901.4 million in 2014 and $72.9 million in 2013.  The secured financing agreements were with highly-rated counterparties that also met the FHLBNY’s credit quality standards.  The amount of cash loaned against securities accepted as collateral is a function of the liquidity and quality of the collateral as well as the credit quality of the counterparty.  The collateral is typically in the form of high quality, highly-rated marketable securities.  The FHLBNY has the right to call for additional collateral if the value of the securities falls below a pre-defined threshold.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  The FHLBNY does not have the right to re-pledge the securities received, unless the counterparty defaults.  Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities, and are treated as collateralized financing transactions.  Certain repurchase transactions are executed through a tri-party arrangement that involves the posting of collateral to a segregated safekeeping account at the Bank of New York; acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, Bank of New York assumes the responsibility of receiving collateral and releasing funds.

Federal funds sold and Cash at the Federal Reserve Bank of New York — Federal funds sold at December 31, 2014 and December 31, 2013 represented overnight, unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by the FHLBNY, including credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 4.11:                                Federal Funds Sold by Domicile of the Counterparty

	December 31, 2014		December 31, 2013		Years ended December 31, 2014		Years ended December 31, 2013
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

Australia	AA-	AA2	AA-	AA2	$1,498,172	$—	$2,341,014	$1,792,000
Canada	A to AA-	AA3 to AA1	A to AA-	AA3 to AA2	4,097,720	5,376,000	3,230,003	1,152,000
Finland	AA-	AA3	AA-	AA3	1,773,896	1,856,000	1,612,348	1,792,000
Germany	A	A3	A	A2	338,973	—	708,540	—
Netherlands	A+	AA2	AA-	AA2	1,103,077	1,193,000	1,442,868	—
Norway	A+	A1	A+	A1	1,163,847	1,193,000	1,075,430	1,000,000
Sweden	AA-	AA3	AA-	AA3	1,445,526	—	1,387,419	—
UK	A-	BAA1	A-	A3	—	—	53,014	—

Subtotal					11,421,211	9,618,000	11,850,636	5,736,000

USA	A to AA-	A1 to AA2	A to AA-	A2 to AA2	1,823,638	400,000	2,308,537	250,000
Total					$13,244,849	$10,018,000	$14,159,173	$5,986,000

Table 4.12:                                Federal Funds Sold Quarterly Balances

The following table summarizes average balances and outstanding balances of Federal funds sold in each of the quarters in 2014 and 2013 (in millions):

	Federal Funds Sold
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

2014	$15,082	$9,872	$13,433	$6,713	$15,772	$5,769	$8,735	$10,018

2013	$13,342	$10,119	$13,459	$11,413	$14,904	$4,878	$14,906	$5,986

Table 4.13:                                Cash Balances at the Federal Reserve Bank of New York

In addition, we maintained liquidity at the FRBNY.  The following table summarizes average balances and outstanding balances at FRBNY in each of the quarters in 2014 and 2013 (in millions):

	Cash Balances with Federal Reserve Banks
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

2014 (a)	$757	$5,527	$174	$7,159	$265	$3,657	$138	$6,453

2013 (a)	$586	$4,694	$604	$5,932	$1,095	$11,517	$782	$15,302

(a)   Lower amounts of cash balances were maintained by the FRBNY during certain quarters in 2014 compared to 2013, and were determined based on projected estimated member liquidity requirements.

Cash collateral pledged to derivative counterparties — At December 31, 2014 and December 31, 2013, we had deposited $1.1 billion and $1.5 billion in interest-earning cash as pledged collateral or as margins to derivative counterparties.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.   Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earn interest at the overnight Federal funds rate.

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

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost less allowance for credit losses.  Outstanding amounts were $2.1 billion and $1.9 billion at December 31, 2014 and 2013.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Growth has been weak primarily because of weak origination.  MPF loans are fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

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

Participating Financial Institutions (“PFI”) — Our members and eligible housing associates must apply to become a PFI.  Housing associates are defined as entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity.  We have no housing associates that are PFIs.  In order to do MPF business with us, each member or eligible housing associate must meet certain eligibility standards and sign a PFI Agreement.  The PFI Agreement provides the terms and conditions for the sale or funding of MPF loans, including the servicing of MPF loans.  PFIs may either retain the servicing of MPF loans or sell the servicing to an approved third-party provider. If a PFI chooses to retain the servicing, it receives a servicing fee to manage the servicing activities.  If a PFI chooses to sell the servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the MPF loans and a servicing fee is paid to the third-party provider.  Throughout the servicing process, the master servicer monitors the PFI’s compliance with MPF program requirements and makes periodic reports to the MPF Provider.

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

MPF Loan Types — There are five MPF loan products under the MPF program that we participate in: Original MPF, MPF 100, MPF 125, MPF 125 Plus, and MPF Government.  While still held in our portfolio, we currently do not offer the MPF 100 or MPF 125 Plus loan products.  Original MPF, MPF 125, MPF 125 Plus, and MPF Government are closed loan products in which we have purchased loans acquired or closed by the PFI.

The following table summarizes MPF loan by product types (par value, in thousands):

Table 5.1:                                       MPF by Product Types

	December 31, 2014	December 31, 2013

Original MPF (a)	$442,339	$444,470
MPF 100 (b)	5,554	7,197
MPF 125 (c)	1,298,904	1,105,644
MPF 125 Plus (d)	183,881	223,506
Other (e)	162,158	116,561
Total par MPF loans	$2,092,836	$1,897,378

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

(e)          Other includes FHA and VA insured loans.

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.2:                                       MPF by Conventional and Insured Loans

	December 31, 2014	December 31, 2013

Federal Housing Administration and Veteran Administration insured loans	$162,095	$116,496
Conventional loans	1,930,678	1,780,817
Others	63	65

Total par MPF loans	$2,092,836	$1,897,378

Mortgage Loans — Loss sharing and the credit enhancement waterfall

In the credit enhancement waterfall, we are responsible for the first loss layer.  The second loss layer is the amount of credit obligation that the PFI has taken on that will equate the loan to a double-A rating.  We assume all residual risk.  Also, see financial statements, Note 8. Mortgage Loans Held-for-Portfolio.

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

Table 5.3:                                       Roll-Forward First Loss Account (in thousands)

	Years ended December 31,
	2014	2013	2012

Beginning balance	$19,716	$18,436	$13,622

Additions	2,962	2,823	5,685
Resets(a)	—	(1,225)	(7)
Charge-offs	(562)	(318)	(864)
Ending balance	$22,116	$19,716	$18,436

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

The amount of the credit enhancement is computed with the use of S&P’s model for determining the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk.  The credit enhancement becomes an obligation of the PFI.  For taking on the credit enhancement obligation, we pay to the PFI a credit enhancement fee.  For certain MPF products, the credit enhancement fee is accrued and paid each month, and for other MPF products, the credit enhancement fee is accrued and paid monthly after being deferred for 12 months.  CE Fees are paid on a pool level, and if the pool runs down, the amount of future CE fees would shrink in line.

The portion of the credit enhancement that is an obligation of the PFI must be fully secured with pledged collateral.  A portion of the credit enhancement may also be covered by insurance, subject to limitations specified in the Acquired Member Assets regulation.  Each PFI that participates in the MPF program must meet our established financial performance criteria.  In addition, we perform financial reviews of each approved PFI annually.

PMI is required for loans with a loan-to-value ratio greater than 80% at origination.  In addition, for MPF 125 Plus products, Supplemental Mortgage Insurance (“SMI”) may be required from the PFI.  Typically, the FHLBNY will pay the PFI a higher credit enhancement fee in return for the PFI taking on the additional obligation.

Table 5.4:                                       Second Losses and SMI Coverage (in thousands)

	December 31, 2014	December 31, 2013

Second Loss Position (a)	$86,469	$70,095
SMI Coverage - NY share only (b)	$17,593	$17,593
SMI Coverage - portfolio (b)	$17,958	$17,958

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan and PFI concentration:

Table 5.5:                                       Concentration of MPF Loans

	December 31, 2014		December 31, 2013
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	71.3%	62.0%	70.1%	60.6%

Table 5.6:                                       Top Five Participating Financial Institutions — Concentration (Single-family, par value, dollars in thousands)

	December 31, 2014
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$312,484	14.93%
Manufacturers and Traders Trust Company	184,310	8.81
Investors Bank	170,890	8.17
Elmira Savings Bank	134,812	6.44
First Choice Bank	128,470	6.14
All Others	1,161,807	55.51

Total	$2,092,773	100.00%

	December 31, 2013
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank*	$313,686	16.53%
Manufacturers and Traders Trust Company	224,053	11.81
Investors Bank	167,428	8.82
Elmira Savings Bank	114,685	6.05
Watertown Savings Bank	86,402	4.55
All Others	991,059	52.24

Total	$1,897,313	100.00%

* Formerly Astoria Federal Savings and Loan Association.

Accrued interest receivable

Other assets

Accrued interest receivable was $172.0 million and $173.6 million at December 31, 2014 and December 31, 2013, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets included prepayments and miscellaneous receivables, and were $17.3 million and $17.1 million at December 31, 2014 and December 31, 2013.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

The carrying value of consolidated obligation bonds outstanding was $73.5 billion (par, $73.0 billion) at December 31, 2014, compared to $73.3 billion (par, $72.9 billion) at December 31, 2013, and amounts included unrealized fair value basis adjustments.  For bonds hedged under a qualifying hedging rule, fair value losses of $506.9 million and $337.0 million were recorded at the two balance sheet dates, and were computed based on changes in the benchmark rate, which is LIBOR for the FHLBNY.  For bonds elected under the FVO, valuations were the full fair values of the bonds and net losses of $8.1 million and $8.4 million were recorded at December 31, 2014 and 2013.

The carrying value of consolidated obligation discount notes outstanding was $50.0 billion (par, $50.1 billion) at December 31, 2014, compared to $45.9 billion (par, $45.9 billion) at December 31, 2013, and included unrealized valuation losses of $3.1 million and $1.7 million on discount notes elected under the FVO.  No discount notes had been hedged under a fair value accounting hedge.  Certain discount notes were hedged under a cash flow accounting hedge, and are discussed in financial statements, Note 15. Derivatives and Hedging Activities (See Cash Flow Hedges).

Discount notes funded 37.7% of total assets at December 31, 2014, compared to 35.7% at December 31, 2013.  The FHLBNY has judiciously adjusted its funding mix during 2014 between the use of discount notes and bonds to accommodate for fluctuations in discount note pricing, and to better match its asset liability profile.  Over the quarters, that ratio was 28.8% at September 30, 2014, 33.8% at June 30, 2014 and 29.8% at March 31, 2014.

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

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 6.1:                                       Consolidated Obligation Bonds by Type

	December 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$53,659,055	73.51%	$51,487,625	70.64%
Fixed-rate, callable	9,419,500	12.90	7,292,500	10.01
Step Up, callable	2,040,000	2.80	2,026,000	2.78
Step Down, callable	25,000	0.03	25,000	0.03
Single-index floating rate	7,855,000	10.76	12,055,000	16.54

Total par value	72,998,555	100.00%	72,886,125	100.00%

Bond premiums	49,537		68,737
Bond discounts	(27,542)		(24,931)
Hedge valuation basis adjustments (a)	387,371		261,480
Hedge basis adjustments on terminated hedges (b)	119,500		75,500
FVO (c) - valuation adjustments and accrued interest	8,122		8,401

Total Consolidated obligation-bonds	$73,535,543		$73,275,312

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

(a)         Hedge valuation basis — The reported carrying value of hedged consolidated bonds is adjusted for changes in the bond’s fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedges of debt in a fair value hedge.  The application of the accounting methodology resulted in the recognition of $387.4 million in hedge valuation basis losses at December 31, 2014, compared to losses of $261.5 million at December 31, 2013.  Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were on average short- and medium-term.

Most of our existing hedged bonds are fixed-rate liabilities, which had been issued at higher coupons in prior years at the then prevailing higher interest rate environment.  In a lower interest rate environment at December 31, 2014 and December 31, 2013, these fixed-rate bonds with relatively higher coupons reported unrealized fair value basis losses.  The net hedge valuation basis loss increased at December 31, 2014, and the primary driver was the increase in the volume of bonds that were hedged relative to December 31, 2013 (See Table 6.2 Bonds Hedged under Qualifying Fair Value Hedges).

(b)         Valuation basis of terminated hedges — When hedges are terminated before their stated maturities, the hedge valuation basis of the debt at the hedge termination date is no longer adjusted for changes in the benchmark rate, and is amortized on a level yield method as a reduction of Interest expense if the basis was a loss.  Unamortized basis adjustments on terminated hedges were losses of $119.5 million and $75.5 million at December 31, 2014 and December 31, 2013.  Increase in basis represents hedges that were terminated in 2014 and the basis was reclassified from hedge valuation basis to this category.

(c)          FVO fair values — Carrying values of bonds elected under the FVO include valuation adjustments to recognize changes in their full fair value, which includes accrued interest payable.  The discounting basis for computing changes in fair values of bonds elected under the FVO is the observable FHLBank CO bond yield curve.  Valuation adjustments of $8.1 million and $8.4 million at December 31, 2014 and December 31, 2013 represented the premium over market values.  Volume of bonds elected under the FVO was $19.5 billion at December 31, 2014, compared to $22.9 billion at December 31, 2013.  All FVO bonds are short or medium term and fluctuations in their valuation, excluding interest payable, were not significant as the bonds re-price relatively frequently to market indices, remaining near to par, although there could be inter-period volatility over the life cycle of the bonds.  The periodic accrued but unpaid interest payable was a significant component of the valuation basis at the two dates.

We have elected the FVO on an instrument-by-instrument basis.  For bonds elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.   For more information about debt elected under the FVO is provided in Note 16.  Fair Values of Financial Instruments (See Fair Value Option Disclosures).

Hedge volume — Tables 6.2 - 6.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 6.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	December 31, 2014	December 31, 2013
Qualifying Hedges
Fixed-rate bullet bonds	$25,263,825	$23,269,810
Fixed-rate callable bonds	9,436,000	5,076,000
	$34,699,825	$28,345,810

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

Table 6.3:                                       Bonds Elected under the Fair Value Option (FVO)

(Economically hedged)

	Consolidated Obligation Bonds
Par Amount	December 31, 2014	December 31, 2013
Bonds designated under FVO	$19,515,080	$22,860,000

Bonds elected under the FVO were generally economically hedged by interest rate swaps.  Election of short-term bonds under the FVO has largely been in parallel with the election of advances under the FVO.  By electing the FVO of both the liability (Consolidated bond) and the asset (Advances), we have reduced the potential earnings volatility if the advance asset was marked to fair value and the debt liability was not also marked to fair value.  We elected to account for the bonds under the FVO as we were unable to assert with confidence that the short- and intermediate-term bonds, or with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  We opted instead to elect to hedge such FVO bonds on an economic basis with an interest rate swap.  See Table 6.4 for more information.  For more information, also see financial statements, Fair Value Option disclosures in Note 16.  Fair Values of Financial Instruments.

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

Table 6.4:                                       Economically Hedged Bonds

(Excludes consolidated obligation bonds elected under the FVO and hedged economically)

	Consolidated Obligation Bonds
Par Amount	December 31, 2014	December 31, 2013
Bonds designated as economically hedged
Floating-rate bonds (a)	$500,000	$6,500,000
Fixed-rate bonds (b)	195,000	—
	$695,000	$6,500,000

(a)         Floating-rate debt — Floating-rate bonds indexed to 1-month LIBOR were swapped in economic hedges to 3-month LIBOR with the execution of basis swaps.

(b)         Fixed-rate debt — Co bonds that were previously hedged and have fallen out of effectiveness.  The unamortized basis was not significant.

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	December 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$51,141,505	70.05%	$54,896,925	75.32%
Due or callable after one year through two years	11,638,090	15.94	8,157,800	11.19
Due or callable after two years through three years	3,808,800	5.22	2,602,960	3.57
Due or callable after three years through four years	1,457,280	2.00	1,774,390	2.43
Due or callable after four years through five years	1,203,500	1.65	1,135,840	1.56
Thereafter	3,749,380	5.14	4,318,210	5.93

Total par value	72,998,555	100.00%	72,886,125	100.00%

Bond premiums	49,537		68,737
Bond discounts	(27,542)		(24,931)
Hedge valuation basis adjustments	387,371		261,480
Hedge basis adjustments on terminated hedges	119,500		75,500
FVO - valuation adjustments and accrued interest	8,122		8,401

Total bonds	$73,535,543		$73,275,312

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 6.6:                                       Outstanding Callable Bonds

	December 31, 2014	December 31, 2013
Callable	$11,484,500	$9,343,500
Non-Callable	$61,514,055	$63,542,625

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.7:                                       Discount Notes Outstanding

	December 31, 2014	December 31, 2013

Par value	$50,054,103	$45,876,381
Amortized cost	$50,041,041	$45,868,730
Fair value option valuation adjustments (a)	3,064	1,740
Total discount notes	$50,044,105	$45,870,470

Weighted average interest rate	0.08%	0.07%

(a)         Carrying values of discount notes elected under the FVO include valuation adjustments to recognize changes in fair values.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  Consolidated obligation discount notes elected under the FVO were exhibiting fair value losses due to declining yields of equivalent maturity discount notes offered in the bond markets.  Valuation adjustments at December 31, 2014 and December 31, 2013 represented the premium over market values.

The following table summarizes discount notes under the FVO (par amounts, in thousands):

Table 6.8:                                       Discount Notes under the Fair Value Option (FVO)

Par Amount	December 31, 2014	December 31, 2013

Discount Notes designated under FVO (a)	$7,886,963	$4,258,896

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.

For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (par amounts, in thousands):

Table 6.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2014	December 31, 2013
Discount notes hedged under qualifying hedge (a)	$1,256,000	$1,256,000

(a)         Par amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence for periods up to 14 years.  In this strategy, the discount note expense, which resets every 91 days, is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.  For more information, see financial statements, Cash Flow Hedges in Note 15. Derivatives and Hedging Activities.

Recent Rating Actions

Table 6.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 28, 2015.

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

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $120.5 million and $112.0 million at December 31, 2014 and December 31, 2013.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities — Amounts outstanding were $122.4 million and $163.9 million at December 31, 2014 and December 31, 2013.  Other liabilities comprised of unfunded pension liabilities, pass through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.  Other liabilities declined primarily due to lower amounts of pass-through reserves and the liability obligation for the postretirement health benefit plan.  For more information about pass-through reserves, see financial statements, Note 3.  Cash and Due from Banks.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1:                                       Stockholders’ Capital

	December 31, 2014	December 31, 2013
Capital Stock (a)	$5,580,073	$5,571,400
Unrestricted retained earnings (b)	862,672	841,412
Restricted retained earnings (c)	220,099	157,114
Accumulated Other Comprehensive Loss	(136,986)	(84,272)
Total Capital	$6,525,858	$6,485,654

(a)         Stockholders’ Capital — Capital stock increased by just $8.7 million despite the significant increase in advance borrowing due to the repurchase of $373.7 million of membership based stock.  The FHLBNY amended its Capital Plan (“Plan”) on August 1, 2014 that reduced the capital stock purchase requirement for membership in the FHLBNY from 20 basis points to 15 basis points of members’ mortgage-related Assets, subject to a $1,000 minimum, and the amendment resulted in excess membership stock, which was repurchased.  Increase in advances borrowed by members at December 31, 2014 resulted in the increase in activity based capital stock purchased by borrowing members but the increase was partly offset by re-purchase of membership based capital stock.  The Bank remains in compliance with all capital requirements.  For more information about activity and membership stock, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

(b)         Unrestricted retained earnings — Net Income in 2014 was $314.9 million; $63.0 million was set aside towards Restricted retained earnings.  From the remaining amounts, we paid $230.7 million to members as dividends in 2014, and the remaining $21.2 million was added to Unrestricted Retained Earnings.

(c)          Restricted retained earnings — Restricted retained earnings at December 31, 2014 have grown to $220.1 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to a restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  By way of reference, if the Restricted retained earnings target was to be calculated at December 31, 2014, the target amount would be $1.2 billion based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 7.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	December 31, 2014	December 31, 2013

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(44,283)	$(53,291)
Net unrealized gains on available-for-sale securities (b)	15,374	14,505
Net unrealized losses on hedging activities (c)	(86,667)	(30,983)
Employee supplemental retirement plans (d)	(21,410)	(14,503)
Total Accumulated other comprehensive loss	$(136,986)	$(84,272)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at December 31, 2014 due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the securities previously deemed to be OTTI.  No securities were deemed to be OTTI or re-impaired at December 31, 2014 or at December 31, 2013.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and the grantor trust fund classified as available-for-sale.  The pricing of the securities in the AFS portfolio has continued to improve and fair values were substantially all in gain positions at December 31, 2014 and December 31, 2013.

(c)          Cash flow hedge losses — Balances represent unrealized valuation losses on interest rate swaps in cash flow “rollover” strategies that hedged the variability of 91-day discount notes, which will be issued in sequence for periods up to 14 years.  Fair values of the swaps were in net unrealized loss positions primarily due to the prevailing low interest rates, relative to those prevailing when the swaps were initially executed.  Valuation losses have increased due to further decline in the long-end of the yield curve at December 31, 2014 relative to December 31, 2013.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.

Hedges of anticipatory issuance of debt — From time to time, the FHLBNY executes interest rate swaps to mitigate interest rate exposure of a future issuance of debt.  When the debt is issued, the swap is terminated and realized gains or losses are recorded in AOCI and amortized to debt interest expenses as a yield adjustment.  If the swap is outstanding, the effective portion of its fair value is also recorded in AOCI.  Unamortized realized net losses were $5.7 million and $8.7 million at December 31, 2014 and 2013.  Fair values of open contracts were unrealized fair value losses $0.2 million at December 31, 2014.  No contracts were outstanding at December 31, 2013.

(d)         Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.  Amounts will be amortized as an expense through Compensation and benefits over an actuarially determined period.  Unrecognized losses increased at December 31, 2014, due to the change in the discount rate, the adoption of a revised mortality table, and the refinement to the demographic experience;  the unfavorable impact  was partly offset by deferred gains resulting from amendments to the Postretirement health benefit plan.  For more information, see financial statements, Note 14.  Employee Retirement Plans.

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

The following table summarizes dividends paid and payout ratios:

Table 7.3:                                       Dividends Paid and Payout Ratios

	December 31, 2014	December 31, 2013
Cash dividends paid per share	$4.19	$4.12
Dividends paid (a) (c)	$230,678	$199,868
Pay-out ratio (b)	73.25%	65.61%

(a)         In thousands.

(b)         Dividend paid during the period divided by net income for the period.

(c)          Does not include dividend paid to non-member; for accounting purposes, such dividends are recorded as interest expense.

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

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2014 and 2013:

Table 8.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$2	$5
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$155	$50
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$15	$30
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$13,458	$14,170
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,067	$2,120
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$28,285	$27,112
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$6	$8

Table 8.2:                                       Derivative Hedging Strategies - Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$180	$—
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Economic Hedge of Fair Value Risk	$15	$—
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$9,436	$5,076
Receive fixed, pay floating interest rate swap no longer cancelable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$120	$40
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$25,144	$23,230
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$78	$—
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,256	$1,256
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$500	$6,500
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$1,125	$3,485
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$18,390	$19,375
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$7,887	$4,259

Table 8.3:                                       Derivative Hedging Strategies - Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2014 Notional Amount (in millions)	December 31, 2013 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions-interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$220	$260

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 8.4:                                       Derivatives Financial Instruments by Product

	December 31, 2014		December 31, 2013
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$43,980,252	$(1,585,924)	$43,482,390	$(2,033,574)
Consolidated obligations-fair value hedges	34,699,825	383,600	28,345,810	255,839
Cash Flow-anticipated transactions	1,333,600	(80,966)	1,256,000	(22,296)
Derivatives not designated as hedging instruments (b)
Advances hedges	8,200	67	12,745	(100)
Consolidated obligations hedges	695,000	(297)	6,500,000	498
Mortgage delivery commitments	15,536	44	7,563	(29)
Balance sheet	2,692,000	7,539	2,692,000	27,196
Intermediary positions hedges	220,000	73	260,000	157
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	19,515,080	(1,533)	22,860,000	(495)
Interest rate swaps-consolidated obligations-discount notes	7,886,963	(48)	4,258,896	148

Total notional and fair value	$111,046,456	$(1,277,445)	$109,675,404	$(1,772,656)

Total derivatives, excluding accrued interest		$(1,277,445)		$(1,772,656)
Cash collateral pledged to counterparties (d)		1,128,588		1,499,588
Cash collateral received from counterparties		(143,238)		(3,971)
Accrued interest		(14,024)		(28,809)

Net derivative balance		$(306,119)		$(305,848)

Net derivative asset balance (d)		$39,123		$43,302
Net derivative liability balance		(345,242)		(349,150)

Net derivative balance		$(306,119)		$(305,848)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of debt elected under the FVO.

(d)         Net derivative asset balance included $28.9 million and $34.9 million of excess cash collateral or margins posted by the FHLBNY to derivative counterparties at December 31, 2014 and December 31, 2013.  Excess margins are typically the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

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

Our credit exposures (derivatives in a net gain position) were to highly-rated counterparties and Derivative Clearing Organizations (“DCO”) that met our credit quality standards.  Our exposures also included open derivative contracts executed on behalf of member institutions, and the exposures were collateralized under standard advance collateral agreements with our members.  For such transactions, acting as an intermediary, we offset the transaction by purchasing equivalent notional amounts of derivatives from unrelated derivative counterparties.  For more information, see financial statements, Credit Risk due to nonperformance by counterparties, in Note 15. Derivatives and Hedging Activities.

Risk mitigation — We attempt to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-quality credit ratings that met our credit quality standards.  Annually, our management and Board of Directors review and approve all non-member derivative counterparties.  We monitor counterparties on an ongoing basis for significant business events, including ratings actions taken by Nationally Recognized Statistical Rating Organizations (“NRSRO”).  All approved derivatives counterparties must enter into a master ISDA agreement with our bank before we execute a trade through that counterparty.  In addition, for all bilateral OTC derivatives, we have executed the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds.  For Cleared-OTC derivatives, margin requirements are mandated under the Dodd-Frank Act.  We believe that these arrangements have sufficiently mitigated our exposures, and we do not anticipate any credit losses on derivative contracts.

Derivatives Counterparty Credit Ratings

The following tables provides NRSRO ratings, notionals and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the counterparties were in gain positions, the fair values and notionals are grouped together (in thousands):

Table 8.5:                                       Derivatives Counterparty Credit Ratings

	December 31, 2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$65,000	$49	$—	$49	$—	$49
Single-A	6,837,693	38,415	(29,449)	8,966	—	8,966
Cleared derivatives	56,664,433	113,651	(87,610)	26,041	—	26,041
Excess margins posted on cleared derivatives	—	—	2,927	2,927	—	2,927

Total derivative positions with non-member counterparties to which the Bank had credit exposure	63,567,126	152,115	(114,132)	37,983	—	37,983
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	110,000	1,096	—	1,096	(1,096)	—

Delivery Commitments
Derivative position with delivery commitments	15,536	44	—	44	(44)	—

Total derivative position with members	125,536	1,140	—	1,140	(1,140)	—

Derivative positions with credit exposure	63,692,662	$153,255	$(114,132)	$39,123	$(1,140)	$37,983

Derivative positions without fair value credit exposure	47,353,794
Total notional	$111,046,456

	December 31, 2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$1,000,000	$125	$—	$125	$—	$125
Single-A	4,094,000	5,116	(500)	4,616	—	4,616
Cleared derivatives	4,509,709	4,013	(3,471)	542	—	542
Excess margins posted on cleared derivatives	—	—	34,922	34,922	—	34,922

Total derivative positions with non-member counterparties to which the Bank had credit exposure	9,603,709	9,254	30,951	40,205	—	40,205
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	130,000	3,097	—	3,097	(3,097)	—

Total derivative position with members	130,000	3,097	—	3,097	(3,097)	—

Derivative positions with credit exposure	9,733,709	$12,351	$30,951	$43,302	$(3,097)	$40,205

Derivative positions without fair value credit exposure	99,941,695
Total notional	$109,675,404

(a)             Includes excess margins posted to counterparties and to a Derivative Clearing Organization on derivatives that were classified as derivative assets, which are an exposure for the FHLBNY.

(b)            Members pledge non-cash collateral to fully collateralize their exposures.  Non-cash collateral is not deducted from net derivative assets on the balance sheet.

Uncleared derivatives — Notional amounts of uncleared derivatives at December 31, 2014 and December 31, 2013 were $51.1 billion and $76.6 billion.  For bilateral executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  We do not expect to post additional collateral.  In 2011, S&P had downgraded the credit rating of the FHLBank long-term debt from AAA to AA+/Negative and lowered one notch the credit ratings of those FHLBanks rated AAA (including the Federal Home Loan Bank of New York) to AA+/Negative.  In June 2013, S&P revised its outlook from negative to stable.  Moody’s has affirmed the AAA status of the FHLBank’s long-term debt and the AAA credit rating of the FHLBNY.

Cleared derivatives — Notional amounts of cleared derivatives at December 31, 2014 and December 31, 2013 were $59.8 billion and $32.9 billion.  For cleared OTC derivatives, margin requirements are determined by the DCO, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  The FHLBNY was not subject to additional margin calls by its clearing agents at December 31, 2014 or December 31, 2013.

Collateral and margin posted — The FHLBNY had posted cash collateral of $1.1 billion and $1.5 billion to swap dealers and the DCO at December 31, 2014 and December 31, 2013.  The amounts were expected to mitigate the potential nonperformance risk of the FHLBNY with respect to derivatives in fair value liability positions.

The fair values of our derivative instruments that were in a net liability position at December 31, 2014 and December 31, 2013 were approximately $345.2 million and $349.2 million after posting cash collateral at those dates.  Those net liabilities represented the swap counterparties exposures in the event of non-performance by the FHLBNY to the swap contracts.  On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $56.0 million at December 31, 2014 and $78.1 million at December 31, 2013.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional amounts and fair values by country of incorporation.  (dollars in thousands):

Table 8.6:                                       FHLBNY Exposure Concentration (a)

		December 31, 2014
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparties	U.S.A. (c)	$65,567,335	59.05%	$37,983	97.09%
Member and Delivery Commitments	U.S.A.	115,536	0.10	1,140	2.91
Total Credit Exposure (Fair values, net) - Balance sheet assets		65,682,871	59.15	$39,123	100.00%

Counterparties (Liability position)				Fair Value
Counterparties	U.S.A.	26,342,979	23.72	$245,789
Counterparties	United Kingdom	7,726,211	6.96	48,938
Counterparty	Germany	7,297,600	6.57	31,365
Counterparty	Switzerland	2,636,795	2.37	10,055
Counterparties	France	1,197,000	1.08	646
Counterparty	Canada	153,000	0.14	8,447
Member	U.S.A.	10,000	0.01	2
		45,363,585	40.85	$345,242
Total notional		$111,046,456	100.00%

		December 31, 2013
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparties	U.S.A. (c)	$32,939,778	30.03%	$35,464	81.90%
Counterparty	France	4,094,000	3.73	4,616	10.66
Counterparty	Canada	1,000,000	0.91	125	0.29
Member	U.S.A.	120,000	0.11	3,097	7.15
Total Credit Exposure (Fair values, net) - Balance sheet assets		38,153,778	34.78	$43,302	100.00%

Counterparties (Liability position)				Fair Value
Counterparties	U.S.A.	38,904,137	35.47	236,153
Counterparty	Germany	12,346,400	11.26	$7,377
Counterparties	United Kingdom	11,624,591	10.60	53,773
Counterparties	Switzerland	8,440,935	7.70	34,210
Counterparty	Canada	173,000	0.16	16,807
Counterparty	France	15,000	0.01	653
Member and Delivery Commitments	U.S.A.	17,563	0.02	177
		71,521,626	65.22	$349,150

Total notional		$109,675,404	100.00%

(a)         Notional concentration — We measure concentration by fair value exposure and not by notional amounts.  Fair values for derivative contracts in a gain position are our credit exposure due to potential non-performance of the derivative counterparties.  For derivative contracts that were in a liability position, the swap counterparties were exposed to a default or non-performance by the FHLBNY.  For such transactions, the FHLBNY’s potential exposure would be the FHLBNY’s inability to replace the contracts at a value that would be equal to or greater than the cash posted to the defaulting counterparty.

(b)         Country of incorporation is based on domicile of the ultimate parent company.

(c)          Includes cleared swaps at a Derivative clearing organization - notional amounts of $59.8 billion and $32.9 billion at December 31, 2014 and 2013.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 8.7:                                       Notional and Fair Value by Contractual Maturity

	December 31, 2014		December 31, 2013
	Notional	Fair Value (a)	Notional	Fair Value (a)

Maturity less than one year	$51,024,481	$(29,023)	$52,018,032	$(4,585)
Maturity from one year to less than three years	32,975,101	(683,825)	26,272,581	(664,252)
Maturity from three years to less than five years	13,912,725	(286,425)	15,286,583	(686,696)
Maturity from five years or greater	13,118,613	(278,216)	16,090,645	(417,094)
Delivery Commitments	15,536	44	7,563	(29)
	$111,046,456	$(1,277,445)	$109,675,404	$(1,772,656)

(a)               Derivative fair values were in a net liability position at the two dates.

Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt

Our primary source of liquidity is the issuance of consolidated obligation bonds and discount notes.  To refinance maturing consolidated obligations, we rely on the willingness of our investors to purchase new issuances.  We have access to the discount note market, and the efficiency of issuing discount notes is an important source of liquidity, since discount notes can be issued any time and in a variety of amounts and maturities.  Member deposits and capital stock purchased by members are another source of funds.  Short-term unsecured borrowings from other FHLBanks and in the Federal funds market provide additional sources of liquidity.  In addition, the Secretary of the Treasury is authorized to purchase up to $4.0 billion of consolidated obligations from the FHLBanks.  Our liquidity position remains in compliance with all regulatory requirements and management does not foresee any changes to that position.

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

In addition, each FHLBank shall provide for contingency liquidity, which is defined as the sources of cash a FHLBank may use to meet its operational requirements when its access to the capital markets is impeded.  We met our contingency liquidity requirements during all periods in this report.  Liquidity in excess of requirements is summarized in the table titled Contingency Liquidity.   Violations of the liquidity requirements would result in non-compliance penalties under discretionary powers given to the Finance Agency under applicable regulations, which include other corrective actions.

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

Deposit Liquidity. We are required to invest an aggregate amount at least equal to the amount of current deposits received from members in: (1) Obligations of the U.S. government; (2) Deposits in banks or trust companies; or (3) Advances to members with maturities not exceeding five years.   In addition to accepting deposits from our members, we may accept deposits from other FHLBanks or from any other governmental instrumentality.  We met these requirements at all times.  Quarterly average reserves and actual reserves are summarized below (in millions).

Table 9.1:                                       Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2014	$1,876	$85,552	$83,676
September 30, 2014	1,689	83,851	82,162
June 30, 2014	1,777	76,001	74,224
March 31, 2014	1,551	75,381	73,830
December 31, 2013	1,699	74,445	72,746

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2:                                       Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2014	$7,108	$22,966	$15,858
September 30, 2014	8,380	30,871	22,491
June 30, 2014	8,939	27,457	18,518
March 31, 2014	12,185	30,575	18,390
December 31, 2013	10,349	29,367	19,018

Contingency Liquidity.  We are required by Finance Agency regulations to hold “contingency liquidity” in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt markets for at least five business days.  Contingency liquidity includes (1) marketable assets with a maturity of one year or less; (2) self-liquidating assets with a maturity of one year or less; (3) assets that are generally acceptable as collateral in the repurchase market; and (4) irrevocable lines of credit from financial institutions receiving not less than the second-highest credit rating from a Nationally Recognized Statistical Rating Organization.  We consistently exceeded the regulatory minimum requirements for contingency liquidity.  Contingency liquidity is measured daily.  We met these requirements at all times.

The following table summarizes excess contingency liquidity (in millions):

Table 9.3:                                       Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2014	$2,975	$22,881	$19,906
September 30, 2014	3,699	30,646	26,947
June 30, 2014	2,937	27,214	24,277
March 31, 2014	3,367	30,347	26,980
December 31, 2013	2,953	29,410	26,457

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

Cash flows

Cash and due from banks was $6.5 billion at December 31, 2014, compared to $15.3 billion at December 31, 2013.  See Table 4.13 for a fuller understanding of cash held at the FRBNY.  Also see Statements of Cash Flows in the financial statements.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities was $589.2 million in 2014, compared to $525.6 million in 2013.  Net income was $314.9 million in 2014 and $304.6 million in 2013.  Net cash flows were higher than Net income largely as a result of adjustments for non-cash fair value adjustments on derivatives and hedging activities and derivative financing elements.

Derivative financing elements have been a significant favorable reporting adjustment to Operating cash flows in each period in this report.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts, which represented interest payments to swap counterparties for the off-market swaps, were classified as Financing activities rather than Operating activities, and were $237.4 million in 2014, compared to $237.6 million in 2013.

Cash flows used in investing activities — Investing activities were a net user of cash of $13.4 billion in 2014, compared to $18.1 billion in 2013.  Growth in advances borrowed by members exceeded funds collected from maturing advances by $8.5 billion and $16.4 billion in 2014 and 2013.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 9.4:                                       Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Outstanding at end of the period (a)	$50,044,105	$45,870,470	$19,808,075	$32,650,000
Weighted-average rate at end of the period	0.08%	0.07%	0.13%	0.12%
Average outstanding for the period (a)	$38,712,726	$36,872,187	$27,812,583 (b)	$22,102,671 (b)
Weighted-average rate for the period	0.08%	0.08%	0.13%	0.13%
Highest outstanding at any month-end (a)	$50,044,105	$45,870,470	$33,847,000	$32,650,000

(a)         Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

(b)         The amount represents the monthly average par value outstanding balance at the reported dates.

Off-Balance Sheet Arrangements, Guarantees, and Other Commitments — In accordance with regulations governing the operations of the FHLBanks, each FHLBank, including the FHLBNY, is jointly and severally liable for the FHLBank System’s consolidated obligations issued under sections 11(a) and 11 (c) of the FHLBank Act.   The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor.

In addition, in the ordinary course of business, the FHLBNY engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the FHLBNY’s balance sheet or may be recorded on the FHLBNY’s balance sheet in amounts that are different from the full contract or notional amount of the transactions.  For example, the Bank routinely enters into commitments to purchase MPF loans from PFIs, and issues standby letters of credit.  These commitments may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon.  For more information about contractual obligations and commitments, see financial statements, Note 17. Commitments and Contingencies.

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

We met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations at all periods in this report as follows (in thousands):

Table 9.5:                                       Unpledged Assets

	December 31, 2014	December 31, 2013
Consolidated Obligations:
Bonds	$73,535,543	$73,275,312
Discount Notes	50,044,105	45,870,470

Total consolidated obligations	123,579,648	119,145,782

Unpledged assets
Cash	6,458,943	15,309,998
Less: Member pass-through reserves at the FRB	(38,442)	(76,284)
Secured Advances	98,797,497	90,765,017
Investments (a)	25,201,166	20,084,856
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,129,239	1,927,623
Accrued interest receivable on advances and investments	172,003	173,573
Less: Pledged Assets	(10,249)	(11,721)

Total unpledged assets	132,710,157	128,173,062
Excess unpledged assets	$9,130,509	$9,027,280

(a)         The Bank pledged $10.2 million and $11.7 million at December 31, 2014 and 2013 to the FDIC.  See Note 5. Held-to-Maturity Securities.

Purchases of MBS.  Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300% of capital.  We were in compliance with the regulation at all times.

Table 9.6:                                       FHFA MBS Limits

	December 31, 2014		December 31, 2013
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	203%	300%	203%	300%

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2014, 2013 and 2012.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 to the financial statements.

Net Income

Interest income from advances is the principal source of revenue.  Other sources of revenue are interest income from investment securities, mortgage loans in the MPF portfolio, and overnight investments.  The primary expense is interest paid on consolidated obligations debt.  Other expenses are Compensation and benefits, Operating expenses, and Assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 10.1:                                Principal Components of Net Income

	Years ended December 31,
	2014	2013	2012

Total interest income	$836,154	$787,695	$903,544
Total interest expense	391,690	366,235	436,676
Net interest income before provision for credit losses	444,464	421,460	466,868
(Reversal)/Provision for credit losses on mortgage loans	(620)	(26)	1,011
Net interest income after provision for credit losses	445,084	421,486	465,857
Total other income	5,479	13,344	31,335
Total other expenses	100,546	96,230	96,172
Income before assessments	350,017	338,600	401,020
Total assessments	35,094	33,958	40,286
Net income	$314,923	$304,642	$360,734

2014 compared to 2013

Net Income — 2014 Net income was $314.9 million, and increased by $10.3 million, or 3.4%, compared to 2013.  Net interest income, which is the principal source of Net Income, was $444.5 million, higher by $23.0 million, or 5.5%, compared to 2013.  The increase in Net interest income was driven by higher average earning assets, which grew to $125.0 billion in 2014, up from $111.8 billion in 2013.

Cash flow evaluation of expected credit OTTI identified no credit impairment in 2014 and 2013.

Other income (Loss) reported a gain of $5.5 million in 2014, compared to $13.3 million last year.  Operating expenses were $27.1 million, a little lower compared to $27.6 million last year.  Compensation and benefits expenses were $59.4 million, compared to $55.7 million last year, and the increase was primarily due to increase in pension expenses.  Our share of the allocated costs of the Finance Agency and the Office of Finance grew to $14.1 million, up from $12.9 million last year.

Net interest income — Net interest income in 2014 grew primarily due to the increase in volume of advances, as represented by average outstanding balances.  Average advances were $93.5 billion in 2014, up from $80.2 billion last year.  In 2014, activity-based capital stock increased in parallel with advances; average capital stock grew to $6.4 billion, compared to $5.9 billion last year and the growth in capital stock also provided a source of interest-free funds.

Net interest spread was 33 basis points in 2014, two basis points lower compared to last year.  Net interest spread is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities.  The decline was due in part to increase in variable rate advances indexed to LIBOR (which was a little lower in 2014), and in part due to slightly higher cost of funding in 2014.  Net interest margin is Net interest income divided by average earning assets, and a measure of margin efficiency, was 36 basis points in 2014 down slightly from 38 basis points in 2013.  These key parameters have been stable period-over-period, indicative of a robust asset-liability management strategy that has withstood the uncertainties in the capital markets.

Interest earning assets yielded 67 basis points in 2014, three basis points lower than last year.  The mix of advances has changed period-over-period towards a higher concentration of adjustable rate advances and short-term advances that re-priced to lower yields in the declining rate environment.  Floating-rate MBS have also re-priced to lower yields.

Interest bearing liabilities were carried at 34 basis points in 2014, one basis point lower than last year.  The low LIBOR (the average 3-month LIBOR was 23 basis points in 2014 and 27 basis points in 2013) has continued to negatively impact the potential to reduce funding costs on debt that is synthetically swapped to the 3-month LIBOR by the use of interest rate swaps.  In addition, the debt funding mix has changed somewhat, with less reliance on discount notes to fund the balance sheet in 2014 compared to last year; on average, discount notes funded 31% of average earning assets in 2014, compared to 33% last year.  The funding shift to bonds, which was in line with the

FHLBNY’s asset/liability management strategy, has also driven up aggregate funding costs, as the yield paid on discount notes was 18 basis points in 2014 versus 42 basis points on bonds.

Other income (loss)

•                  Service fees and other — Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby financial letters of credit.  Income reported was $9.5 million, compared to $10.1 million last year.  Decline year-over-year was due to lower correspondent banking fees, partly offset by higher fees from standby letters of credit.

•                  Instruments held at fair value — Fair value changes of Consolidated obligation debt and Advances elected under the FVO resulted in a net fair value gain of $2.6 million in 2014, compared to a net gain of $4.6 million in 2013.  For more information, see Table 10.11 and accompanying discussions.  Also, refer to Fair Value Option Disclosures in financial statements, Note 16.  Fair Values of Financial Instruments.

•                  Derivative and hedging gains and losses — Derivatives and hedging activities resulted in a net fair value gain of $0.1 million in 2014, compared to a net gain of $8.2 million in 2013.  For more information, see Table 10.13 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions.  Also see financial statements, Components of net gains/ (losses) on Derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

•                  Debt buy-back charges — Expenses charged to earnings were $7.0 million in 2014, compared to $9.6 million in 2013.

Analysis of Allowance for Credit Losses

•                  Mortgage loans held-for-portfolio — Allowances and charge-offs in the 2014 and 2013 periods were not significant.  We evaluated impaired conventional mortgage loans on an individual (loan-by-loan) basis, and compared the fair values of collateral (net of liquidation costs) to recorded investment values in order to measure credit losses on impaired loans.  Collateral values of impaired loans have stabilized or have improved in the New York and New Jersey sectors, and the low loan loss reserves were reflective of the stability in home prices in our residential loan markets.  FHA/VA (Insured mortgage loans) guaranteed loans were evaluated collectively for impairment, and no allowance was deemed necessary.

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

Other Expenses

•                  Operating expenses — Operating expenses, which included occupancy costs, computer service agreements, professional and legal fees, and depreciation and amortization, were $27.1 million in 2014, slightly lower than last year.  For more information, see Table 10.15 in this MD&A.

•                  Compensation and benefit expenses — Expenses were $59.4 million in 2014, compared to $55.7 million last year.  The increase was primarily due to higher pension expenses.  For more information, see Table 10.15 in this MD&A.

•                  Finance Agency and Office of Finance expenses — Expenses related to the share of expenses allocated to the FHLBNY by the Finance Agency and the Office of Finance was $14.1 million in 2014, up from $12.9 million last year.

Affordable Housing Program (“AHP”) assessments — 2014 compared to 2013

AHP assessments allocated from income totaled $35.1 million in 2014, compared to $34.0 million last year.  Assessments are calculated as a percentage of Net income, and the increase was in parallel with the increase in Net income.  For more information about AHP assessments, see Affordable Housing Program and Other Mission Related Programs in Item 1. Business, and Table 11.1 in this MD&A.

2013 compared to 2012

Net Income — 2013 Net income was $304.6 million, and declined by $56.1 million, or 15.5%.  Net interest income was lower in 2013, driven primarily by weaker net interest margins, which declined by $45.4 million.

Net interest income — 2013 Net interest income was $421.5 million, and declined by 9.7%, or $45.4 million, compared to 2012.  The narrowing of the funding spreads to LIBOR was a primary factor, specifically for fixed rate bonds that were swapped to LIBOR.  In a lower interest rate environment in 2013, asset yields and debt costs declined.  Cost of funding was not as favorable in 2013 as in 2012, in part due to tighter funding spreads relative to LIBOR, and in part due to market pricing of the FHLBank discount notes and bonds.  On an aggregate basis, asset yields declined by 18 basis points, while cost of funding declined by 11 basis points.  The adverse impact on Net interest income from lower margins was partly offset by an increase in Interest income as a result of growth in average balance sheet assets in 2013, driven by advance growth.

Average earning assets in 2013 was $111.8 billion, up from $102.2 billion in 2012.  The increase in earning assets, contributed $36.4 million in additional interest income year-over-year, but was not enough to offset the impact from the adverse change in net spreads between earnings assets and interest costing liabilities that caused interest income to decline by $81.8 million.

Debt buy-back charges — Expenses charged to earnings were $9.6 million in 2013, compared to $24.1 million in 2012.  Debt buy-back activity was modest in 2013.  Total amounts of Consolidated bonds bought back were $80.0 million and $268.6 million in 2013 and 2012.

Derivative and hedging gains and losses — Derivatives and hedging activities resulted in a net gain of $8.2 million in 2013, down from $47.3 million in 2012.  The gain in 2012 included $6.7 million in interest income and $36.4 million in fair value gains, which were due primarily to the reversal of prior cumulative losses when standalone derivatives approached maturity.

Instruments held at fair value — Fair value changes of Consolidated obligation debt and Advances elected under the FVO resulted in net fair value gains of $4.6 million in 2013, compared to $0.3 million in 2012.

Operating expenses, Compensation and benefits, and allocated expenses paid to the Office of Finance and the Finance Agency — Operating expenses were $27.6 million in 2013, almost unchanged from 2012.  Compensation and benefit expenses were $55.7 million in 2013, almost unchanged from 2012.  Expenses benefited from MAP 21, the pension relief measure under a bill enacted by Congress in 2012, which reduced our defined benefit pension expenses.  The Defined benefit pension expense was $0.9 million in 2013 and $1.7 million in 2012.  Expense related to the share of expenses allocated to the FHLBNY for the Finance Agency and the Office of Finance was $12.9 million in 2013, compared to $13.7 million in 2012.

Affordable Housing Program (“AHP”) assessments — AHP assessments allocated from income totaled $34.0 million in 2013, compared to $40.3 million in 2012.  Assessments are calculated as a percentage of Net income, and the decrease was due to a decrease in Net income.

Interest Income — 2014, 2013 and 2012

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.2:                                Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2014	2013	2012	2014	2013
Interest Income
Advances (a)	$478,672	$444,553	$524,233	7.67%	(15.20)%
Interest-bearing deposits (b)	1,019	2,041	3,649	(50.07)	(44.07)
Securities purchased under agreements to resell	481	32	86	NM	(62.79)
Federal funds sold (c)	9,326	12,235	15,218	(23.78)	(19.60)
Available-for-sale securities (d)	10,733	16,545	23,626	(35.13)	(29.97)
Held-to-maturity securities (d)	264,402	243,934	270,835	8.39	(9.93)
Mortgage loans held-for-portfolio (e)	71,514	68,329	65,892	4.66	3.70
Loans to other FHLBanks	7	26	5	(73.08)	NM

Total interest income	$836,154	$787,695	$903,544	6.15%	(12.82)%

(a)                  Interest income from advances: Interest income from advances is recorded net of the fixed-rate payments to derivative counterparties in return for floating-rate cash inflows for advances in qualifying hedging relationships.  As a result, reported interest income would not necessarily be the same for advances if not hedged.  Table 10.3 summarizes the impact of interest rate swaps on advance interest income that effectively reduced fixed-rate advance interest income to a sub-LIBOR level for hedged advances.

2014 compared to 2013 - Interest income grew by $34.1 million, or 7.7% in 2014, driven primarily by the increase in average outstanding advances, which grew to $93.5 billion, an increase of $13.3 billion, or 16.6%.  Volume growth contributed $69.9 million in incremental interest income, partly offset by rate related decline in interest income of $35.7 million.  Net yield (after the interest accruals on interest rate swaps in qualifying hedges) was 51 basis points in 2014, four basis points lower than last year.

The continued decline of the 3-month LIBOR (the average 3-month LIBOR was 23 basis points in 2014, compared to 27 basis points last year) has impacted 2014 yields in two principal ways.  First, almost all putable advances and long- and intermediate-term fixed-rate advances are swapped to receive LIBOR indexed cash flows, so that for such advances the yields have floated to lower levels with the decline in LIBOR.  Second, the Advance mix has continued to change in 2014, with the growth in variable rate and short-term advances that has changed the mix of the advance portfolio; in a declining rate environment the change in mix has had an adverse impact on Interest income.  ARC advances, which are typically indexed to the 3-month LIBOR, their average outstanding balances grew to $29.6 billion in 2014, compared to $19.8 billion in 2013.  Short-term fixed-rate advances, which re-price at frequent intervals, their average outstanding balances grew to $9.8 billion in 2014, compared to $7.8 billion in 2013, and fixed-rate coupons have re-priced to lower rates in a declining interest rate environment.

2013 compared to 2012 - Interest income from advances declined in a much lower interest rate environment and the decline was partly offset by higher transaction volume.  Net yield from advances was 55 bps in 2013, compared to 72 bps in 2012.

(b)                  Interest bearing deposits - Represents interest income from cash collateral and margins posted to derivative counterparties.  Interest income from deposits posted has declined in each successive year in line with the decline in the overnight federal funds effective rate, which is the contractual coupon on cash collateral.  At the same time, the average amounts of collateral posted have declined with the implementation of derivative clearing through central clearing that enables us to net positive and negative derivative contracts for a growing volume of derivative trades through a Derivative Clearing Organization.

(c)                   Interest income from investments in Federal funds and other overnight funds — Interest income from investments in Federal funds has declined in each successive year in line with the decline in the overnight federal funds rate.  Volume as represented by average balance outstanding was $14.2 billion in 2014 and 2013.  In 2012, the average balance was $11.4 billion but earned significantly higher interest income in a higher overnight rate environment.

(d)                  Interest income from investment securities - Available-for-sale and Held-to-maturity securities — Changes in interest income year-over-year have been primarily driven by two factors - the yields from the securities and the acquisitions to replace pay downs.

For MBS, both floating-rate and fixed-rate, yields have declined in each successive period.  Floating-rate MBS are indexed to LIBOR, which has declined in each successive year driving down interest income.  Aggregate yield on floating-rate MBS was 73 bps in 2014, compared to 82 bps in 2013 and 88 bps in 2012.  For fixed-rate MBS, coupons have been declining as vintage fixed-rate MBS with higher coupons have paid down and replaced by lower yielding MBS.  Aggregate yield on fixed-rate MBS was 307 bps in 2014, compared to 332 bps in 2013 and 410 bps in 2012.

Acquisitions have been selective as pricing still remains tight, partly due to limited supply, and partly as a result of the Federal Reserve Bank’s continued participation in the market for acquiring GSE-issued MBS, although outright purchases stopped in the fourth quarter of 2014.  As a result of the unfavorable pricing, acquisitions were only made when pricing justified our risk/reward criteria.  Average par balance of MBS in the HTM and AFS portfolios was $13.2 billion in 2014, compared to $12.6 billion in 2013 and $13.1 billion in 2012.  Targeted acquisitions of fixed-rate CMBS in 2014 and during the last six months of 2013 have driven up the fixed-rate MBS portfolio to average $7.2 billion par, compared to $5.9 billion in 2013 and $5.2 billion in 2012, and contributed to the increase in interest income from the HTM portfolio in 2014 compared to last year.  2013 investment income was lower compared to 2012 due to lower outstanding balances and lower yields.

(e)                   Interest income from mortgage loans — Year-over-year interest income in 2014 has increased due to improved pricing and a slightly higher loan volume.  2013 interest income from mortgage loans was higher compared to 2012 driven by increased volume of business booked, partly offset by lower pricing.

NM — Not meaningful.

Impact of hedging advances — 2014, 2013 and 2012

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 10.3:                                Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31,
	2014	2013	2012
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$1,479,998	$1,487,916	$1,733,922
Net interest adjustment from interest rate swaps (a)	(1,001,326)	(1,043,363)	(1,209,689)
Total Advance interest income reported	$478,672	$444,553	$524,233

(a)         On a net basis, we have paid $1.0 billion, $1.0 billion, and $1.2 billion in 2014, 2013 and 2012 to swap counterparties on interest rate swaps that have hedged fixed-rate advances.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap with a pay fixed-rate leg and a receive LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the advance results in a synthetic conversion of the fixed-rate funding advance to LIBOR indexed variable interest income.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have been typically outflows in the periods in this report, reducing the higher fixed-rate advance yield to a LIBOR basis.  Lower amounts of net interest have been paid by the FHLBNY in the derivative hedging transactions, as vintage high-coupon fixed-rate interest rate swaps (and hedged advances) were terminated or have matured.  Additionally, as more medium and shorter-term advances have been issued and hedged, the interest rate swaps were also medium or shorter-term and the spread between the fixed-rate coupon and the 3-month LIBOR was narrower, driving down the net cash flows paid to swap counterparties.  In earlier years, relatively higher fixed rate advances had been hedged to the 3-month LIBOR and for those hedges, the differential between the fixed rate paid to swap counterparties and the 3-month LIBOR received was wider.

Interest expense — 2014, 2013 and 2012

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.4:                                Interest Expenses — Principal Categories

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2014	2013	2012	2014	2013
Interest Expense
Consolidated obligations-bonds (a)	$318,743	$295,887	$376,554	(7.72)%	21.42%
Consolidated obligations-discount notes (a)	71,388	68,776	57,494	(3.80)	(19.62)
Deposits (b)	579	592	757	2.20	21.80
Mandatorily redeemable capital stock (c)	925	975	1,839	5.13	46.98
Cash collateral held and other borrowings	55	5	32	NM	84.38

Total interest expense	$391,690	$366,235	$436,676	(6.95)%	16.13%

(a)         Interest expense on consolidated obligation bonds and discount notes — Interest expense is recorded net of the floating-rate payments to derivative counterparties in return for fixed-rate cash inflows for bonds in qualifying hedging relationships, and reported expenses would not necessarily be the same for the debt if not hedged.  Table 10.5 summarizes the impact of interest rate swaps debt expenses that benefited from favorable swap cash flows in the existing interest rate environment in 2014, 2013 and 2012, reducing fixed-rate debt expense to a sub-LIBOR level for hedged debt.  If in future periods, LIBOR rises to levels above the fixed-rate contracts, the net cash flows between the swap counterparty and the FHLBNY would become unfavorable.

Consolidated obligation debt comprising of bonds and discount notes has funded about 90% of earning assets in each of the three years.  The mix between discount notes and bonds is an asset/liability management decision based on the funding environment.  As balance sheet assets grew in 2014, debt funding grew in parallel, and interest expense on consolidated obligation debt increased, relative to last year.

Pricing of bonds have remained at tight spreads to LIBOR in 2014, a continuation of the trend as seen over the recent past and continues to have an unfavorable impact on cost of funds as it is the FHLBNY’s practice to attempt to hedge its fixed-rate debt to LIBOR; that spread is a key driver in the cost of funding.

The continued decline of the 3-month LIBOR (the average 3-month LIBOR was 23 bps in 2014, compared to 27 bps in 2013 and 43 bps in 2012) has had a negative impact on debt that is swapped to sub-LIBOR levels.  When the 3-month LIBOR declines to very low levels, there is very little room for the spread to remain at a level that is consistent with the higher credit rating ascribed to the FHLBank debt.  The combined yield on bonds that were swapped and not swapped was 42 bps in 2014, compared to 45 bps in 2013 and 57 bps in 2012.

The funding mix between utilization of consolidated obligation bonds and discount notes has changed over time and was another factor that explains the increase in interest expense in 2014 compared to last year.  Consolidated obligation bonds funded 61.3% of average earning assets in 2014, compared to 58.6% in 2013 and 64.2% in 2012.  As discount notes are short term funding, one year or less, the yields paid are lower than consolidated obligation bonds, and are typically issued at a small premium over equivalent maturity Treasury bills.

For certain discount notes, cash flow hedge strategies have been executed to synthetically convert the variability of cash flows of $1.3 billion of discount notes to long-term fixed rate cash flows that are utilized to fund long-term investments in MBS at a predictable margin.  In a cash flow hedge relationship, the accruals are typically unfavorable to the cost of the discount notes, increasing the discount note expense to a long-term fixed-rate.  The yield paid on discount notes on an un-swapped basis was 9 basis points in 2014, compared to 18 basis points on a combined basis.  This strategy has been in place for several years and in all periods in this analysis.

(b)         Interest expense on deposits - Interest expense on deposits has declined in line with the lower interest rate environment in each successive year.

(c)          Mandatorily redeemable capital stock - Holders of mandatorily redeemable capital stock are paid dividends at the same rate as all stockholders.  The dividend payments are classified as interest payments to conform to accounting rules with respect to the classification of such dividends.  Reported interest expense has declined in each successive year primarily due to lower average balances of capital stock held by non-members to support their outstanding advances.  The 2012 interest expense was higher primarily due to the higher balances of mandatorily redeemable capital stock.

Impact of hedging debt — 2014, 2013 and 2012

Derivative strategies are primarily used to manage the interest rate risk inherent in fixed-rate debt, by converting the fixed-rate funding to floating-rate debt that is indexed to 3-month LIBOR, our preferred funding base.  The strategies are designed to protect future interest margins.  A substantial percentage of non-callable fixed-rate debt is swapped to plain vanilla 3-month LIBOR indexed cash flows.  We also issue fixed-rate callable debt that is typically issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.  The cash flow objectives are accomplished by utilizing Fair value hedging strategy, benefitting us in two principal ways.  First, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps convert the debt to an adjustable-rate instrument tied to the 3-month LIBOR.  Second, fixed-rate callable bonds issued in conjunction with the execution of interest rate swaps containing a call feature (that mirrors the option embedded in the callable bond), enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 10.5:                                Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Years ended December 31,
	2014	2013	2012
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$569,948	$602,729	$707,416
Discount notes-Interest expense before adjustment for swaps	36,245	36,824	32,032
Amortization of basis adjustments	(58)	746	2,662
Net interest adjustment for interest rate swaps (a)	(216,004)	(275,636)	(308,062)
Total bonds and discount notes-Interest expense	$390,131	$364,663	$434,048

(a)         On a net basis, we have received $216.0 million, $275.6 million and $308.1 million in 2014, 2013 and 2012 from swap counterparties on interest rate swaps that have hedged fixed-rate debt.  A fair value hedge of debt is accomplished by the execution of an interest rate swap with a receive fixed-rate leg and a pay LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the debt results in a synthetic conversion of the fixed-rate funding cost to LIBOR indexed variable expense.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have been generally positive in the periods in this report, reducing the cost of funding to a LIBOR basis.  Lower amounts of net interest have been received by the FHLBNY in the derivative hedging transactions, as vintage high-coupon receive fixed-rate interest rate swaps (and hedged debt) were terminated or have matured.  Additionally, as more medium and shorter-term consolidated bonds have been issued and hedged, the interest rate swaps were also medium or shorter-term and the spread between the fixed-rate coupon and the 3-month LIBOR has been narrower, driving down the net cash flows received from swap counterparties.  In earlier years relatively higher fixed rate debt had been hedged to the 3-month LIBOR, and for those hedges the differential between the fixed rate received from swap counterparties and the 3-month LIBOR paid was wider.

Net Interest Income — 2014, 2013 and 2012

Net interest income is impacted by a variety of factors: (1) transaction volumes, as measured by average balances of interest earning assets, and by (2) the prevailing balance sheet yields, as measured by yields on earning assets minus yields paid on interest-costing liabilities, after including the impact of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.

The following table summarizes Net interest income (dollars in thousands):

Table 10.6:                                Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2014	2013	2012	2014	2013
Total interest income (a)	$836,154	$787,695	$903,544	6.15%	(12.82)%
Total interest expense (a)	391,690	366,235	436,676	(6.95)	16.13
Net interest income before provision for credit losses	$444,464	$421,460	$466,868	5.46%	(9.73)%

(a)         Total Interest Income and Total Interest Expense — See Table 10.2 and 10.4 together with accompany discussions.

Impact of lower interest income from investing member capital — In the very low interest rate environment, our earnings from interest free capital and non-interest bearing liabilities have not been significant contributors.  We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital stock increases or decreases with amounts borrowed by members.  Average capital stock was $5.5 billion in 2014, compared to $5.1 billion in 2013 and $4.6 billion in 2012.  Opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the low prevailing overnight rates at financial institutions.  For more information about factors that impact Interest income and Interest expense, see Tables 10.2 through 10.5 and discussions thereto.  Also, see Table 10.9 Spread and Yield Analysis, and Table 10.10 Rate and Volume Analysis.

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

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 10.7:                                Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Years ended December 31,
	2014	2013	2012

Interest Income	$1,837,480	$1,831,058	$2,113,233
Net interest adjustment from interest rate swaps	(1,001,326)	(1,043,363)	(1,209,689)
Reported interest income	836,154	787,695	903,544

Interest Expense	607,752	641,125	742,076
Net interest adjustment from interest rate swaps and basis amortization	(216,062)	(274,890)	(305,400)
Reported interest expense	391,690	366,235	436,676

Net interest income	$444,464	$421,460	$466,868

Net interest adjustment - interest rate swaps	$(785,264)	$(768,473)	$(904,289)

GAAP compared to Economic — 2014, 2013 and 2012

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 10.8:                                GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Years ended December 31,
	2014			2013			2012
	Amount	ROA	Net Spread	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$444,464	0.36%	0.33%	$421,460	0.38%	0.35%	$466,868	0.46%	0.42%
Interest income (expense)
Swaps not designated in a hedging relationship	14,748	0.01	0.01	22,556	0.02	0.02	6,563	0.01	0.01

Economic net interest income	$459,212	0.37%	0.34%	$444,016	0.40%	0.37%	$473,431	0.47%	0.43%

(a)       The net interest income reported as an adjustment to GAAP interest income was for the most part generated by interest rate swaps in the economic hedges associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged debt elected under the FVO (generally in a pay 3-month LIBOR, receive fixed-rate interest rate swap transaction).  Recorded net interest income on the interest rate swaps were $14.7 million in 2014, $22.6 million in 2013 and $6.6 million in 2012.  In each year such interest income were reported as a derivative gain in Other income.  From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that converts fixed-rate exposures to LIBOR exposures and should be considered as a relevant measure of our margin performance.  Table 10.8 above provides useful information to track the impact on our economic net interest margin.

Spread and Yield Analysis — 2014, 2013 and 2012

Table 10.9:                                Spread and Yield Analysis

	Years ended December 31,
	2014			2013			2012
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$93,549,502	$478,672	0.51%	$80,245,339	$444,553	0.55%	$72,720,037	$524,233	0.72%
Interest bearing deposits and others	1,291,158	1,019	0.08	1,905,671	2,041	0.11	2,599,654	3,649	0.14
Federal funds sold and other overnight funds	14,146,288	9,807	0.07	14,232,118	12,267	0.09	11,406,495	15,304	0.13
Investments	14,011,706	275,135	1.96	13,425,320	260,479	1.94	13,833,918	294,461	2.13
Mortgage and other loans	1,999,240	71,521	3.58	1,944,978	68,355	3.51	1,627,752	65,897	4.05

Total interest-earning assets	$124,997,894	$836,154	0.67%	$111,753,426	$787,695	0.70%	$102,187,856	$903,544	0.88%

Funded By:
Consolidated obligations-bonds	$76,579,720	$318,743	0.42%	$65,502,314	$295,887	0.45%	$65,597,967	$376,554	0.57%
Consolidated obligations-discount notes	38,712,726	71,388	0.18	36,872,187	68,776	0.19	26,112,900	57,494	0.22
Interest-bearing deposits and other borrowings	1,698,735	634	0.04	1,683,979	597	0.04	2,253,490	789	0.04
Mandatorily redeemable capital stock	21,922	925	4.22	24,303	975	4.01	37,618	1,839	4.89

Total interest-bearing liabilities	117,013,103	391,690	0.34%	104,082,783	366,235	0.35%	94,001,975	436,676	0.46%

Other non-interest-bearing funds	1,535,777			1,774,058			2,874,742
Capital	6,449,014	—		5,896,585	—		5,311,139	—

Total Funding	$124,997,894	$391,690		$111,753,426	$366,235		$102,187,856	$436,676

Net Interest Income/Spread		$444,464	0.33%		$421,460	0.35%		$466,868	0.42%

Net Interest Margin
(Net interest income/Earning Assets)			0.36%			0.38%			0.46%

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

Rate and Volume Analysis — 2014 compared to 2013, and 2013 compared to 2012

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in the volume of interest-earning assets and interest-bearing liabilities and the impact on interest income and interest expense (in thousands):

Table 10.10:                         Rate and Volume Analysis

	For the years ended
	December 31, 2014 vs. December 31, 2013
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$69,850	$(35,731)	$34,119
Interest bearing deposits and others	(563)	(459)	(1,022)
Federal funds sold and other overnight funds	(73)	(2,387)	(2,460)
Investments	11,485	3,171	14,656
Mortgage loans and other loans	1,927	1,239	3,166

Total interest income	82,626	(34,167)	48,459

Interest Expense
Consolidated obligations-bonds	47,355	(24,499)	22,856
Consolidated obligations-discount notes	3,401	(789)	2,612
Deposits and borrowings	5	32	37
Mandatorily redeemable capital stock	(98)	48	(50)

Total interest expense	50,663	(25,208)	25,455

Changes in Net Interest Income	$31,963	$(8,959)	$23,004

	For the years ended
	December 31, 2013 vs. December 31, 2012
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$50,370	$(130,050)	$(79,680)
Interest bearing deposits and others	(851)	(757)	(1,608)
Federal funds sold and other overnight funds	3,235	(6,272)	(3,037)
Investments	(8,505)	(25,477)	(33,982)
Mortgage loans and other loans	11,833	(9,375)	2,458

Total interest income	56,082	(171,931)	(115,849)

Interest Expense
Consolidated obligations-bonds	(548)	(80,119)	(80,667)
Consolidated obligations-discount notes	21,048	(9,766)	11,282
Deposits and borrowings	(202)	10	(192)
Mandatorily redeemable capital stock	(574)	(290)	(864)

Total interest expense	19,724	(90,165)	(70,441)

Changes in Net Interest Income	$36,358	$(81,766)	$(45,408)

Analysis of Non-Interest Income (Loss) — 2014, 2013 and 2012

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 10.11:                         Other Income (Loss)

	Years ended December 31,
	2014	2013	2012
Other income (loss):
Service fees and other (a)	$9,516	$10,106	$9,701
Instruments held at fair value - Unrealized gains (b)	2,592	4,570	255

Total OTTI losses	—	—	(651)
Net amount of impairment losses reclassified from
Accumulated other comprehensive loss	—	—	(1,400)
Net impairment losses recognized in earnings	—	—	(2,051)

Net realized and unrealized gains on derivatives and hedging activities (c)	117	8,233	47,280
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	300	—	256
Losses from extinguishment of debt (d)	(7,046)	(9,565)	(24,106)
Total other income	$5,479	$13,344	$31,335

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby financial letters of credit.  In 2014, the decrease was primarily due to lower fees on correspondent banking services, partly offset by higher fee income from commitments and financial letters of credit.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported a net gain of $2.6 million in 2014, compared to a gain of $4.6 million in 2013 and an insignificant gain in 2012.  Fluctuations in fair values are impacted by notional amounts elected under the FVO, the remaining duration to maturity, changes in the term structure of the pricing curve, and the unpaid accrued interest receivable/payable.

FVO advances — In 2014, fair value changes resulted in a loss of $0.6 million, compared to a loss of $1.2 million in 2013 and a gain of $0.4 million in 2012.  Notional amount of Advances elected under the FVO was $15.7 billion at December 31, 2014, $19.2 billion at December 31, 2013 and $500.5 million at December 31, 2012.  Typically, changes in the fair values of FVO Advances have not been significant as the adjustable rate advances re-price quarterly to the prevailing LIBOR, and fair values remain close to par.  Changes to the pricing curve have not been a significant factor as the advance pricing curve has remained well correlated to LIBOR, which is the basis of the advance coupons.  Any inter-period fluctuations are generally due to the timing of the settlement of interest receivable, a component of the full fair value of the advances.

FVO Bonds — In 2014, fair value changes of bonds elected under the FVO reported a net gain of $2.2 million, compared to a net gain of $5.5 million in 2013 and an insignificant loss in 2012.  Notional amounts of bonds elected under the FVO were $19.5 billion at December 31, 2014, $22.9 billion at December 31, 2013 and $12.7 billion at December 31, 2012.  Shifts in the CO pricing curve have generally not been significant in the short-end of the curve at the balance sheet dates.  FVO bonds were fixed-rate with original maturities that were generally two years or less.  Inter-period fluctuations in changes in fair value have occurred when bonds matured in a period and previously recorded unrealized gains and losses reversed to zero in a subsequent period.

FVO Discount notes — In 2014, fair value changes of FVO discount notes resulted in a net gain of $0.9 million, compared to a net gain of $0.2 million in 2013, and a de minimis loss in 2012.  Notional amounts of discount notes elected under the FVO were $7.9 billion at December 31, 2014, $4.3 billion at December 31, 2013 and $1.9 billion at December 31, 2012.  FVO discount notes were fixed-rate with original maturities of less than one year.  Typically, changes in the fair values of FVO discount notes have not been significant as the notes mature within a year of issuance, or shorter.  Inter-period fluctuations in fair value are likely to occur when discount notes mature in a period and previously recorded unrealized gains and losses reverse to zero in a subsequent period.

For more information, see financial statements, FVO disclosures in Note 16. Fair Values of Financial Instruments.

(c)          Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 10.13 and accompanying discussions for more information.

(d)         Earnings Impact of Debt extinguishment. — See Table 10.12 for discussions and analysis

Earnings Impact of Debt extinguishment and sales of investment securities — 2014, 2013 and 2012

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

The following table summarizes such activities (in thousands):

Table 10.12:                         Debt Extinguishment and Sale of Investment Securities

	Years ended December 31,
	2014		2013		2012
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Redemption of Housing Finance Agency (a)	$15,000	$300	$—	$—	$4,742	$256
Extinguishment of CO Bonds	$56,811	$(438)	$54,920	$(5,657)	$268,631	$(24,106)
Transfer of CO Bonds to Other FHLBanks	$58,968	$(6,608)	$25,035	$(3,908)	$—	$—

(a)         In 2014 and in 2012, the issuer of certain housing finance agency bonds, which were classified as HTM, redeemed bonds at cash prices in excess of book values and gains were recorded.

Earnings Impact of Derivatives and Hedging Activities — 2014, 2013 and 2012

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

Generally for the FHLBNY, derivative and hedging gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Typically, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For both categories, derivatives that are standalone, and derivatives and hedged items that qualify under hedge accounting rules, gains and losses are unrealized and sum to zero if held to maturity.  For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 8.1 - 8.3.

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 10.13:                         Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	December 31, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(1,001,326)	$(368)	$251,205	$(35,143)	$—	$—	$(785,632)
Net realized and unrealized gains (losses) on derivatives and hedging activities (Losses) gains on fair value hedges	(622)	—	6,238	—	—	—	5,616
Gains on cash flow hedges	—	—	51	—	—	—	51
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	—	—	10,740	1,690	—	—	12,430
Net gains (losses) on swaps and caps in other economic hedges	74	1,027	559	—	(19,657)	17	(17,980)

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(548)	1,027	17,588	1,690	(19,657)	17	117

Total earnings impact	$(1,001,874)	$659	$268,793	$(33,453)	$(19,657)	$17	$(785,515)

	December 31, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(1,043,363)	$(537)	$306,841	$(31,951)	$—	$—	$(769,010)
Net realized and unrealized gains (losses) on derivatives and hedging activities Gains (losses) on fair value hedges	2,177	—	(40)	—	—	—	2,137
Losses on cash flow hedges	—	—	(90)	—	—	—	(90)
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	—	—	5,598	630	—	—	6,228
Net gains (losses) on swaps and caps in other economic hedges	241	(1,729)	(1,361)	—	2,807	—	(41)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	2,418	(1,729)	4,107	630	2,807	—	8,233

Total earnings impact	$(1,040,945)	$(2,266)	$310,948	$(31,321)	$2,807	$—	$(760,777)

	December 31, 2012
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(1,209,689)	$(441)	$330,862	$(25,462)	$—	$—	$(904,730)
Net realized and unrealized gains (losses) on derivatives and hedging activities (Losses) gains on fair value hedges	(8,731)	—	14,557	(1,400)	—	—	4,426
Losses on cash flow hedges	—	—	(214)	—	—	—	(214)
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	—	—	24,574	2,941	—	—	27,515
Net gains (losses) on swaps and caps in other economic hedges	1,414	2,065	22,674	80	(10,706)	26	15,553

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(7,317)	2,065	61,591	1,621	(10,706)	26	47,280

Total earnings impact	$(1,217,006)	$1,624	$392,453	$(23,841)	$(10,706)	$26	$(857,450)

(a)

Amortization/accretion and interest accruals on hedging activities — Amortization/accretion impacts Net interest income as a yield adjustment on interest income or expense; they represent amortization/accretion of previously recorded hedge valuation basis on advances and debt that are no longer in a hedging relationship.

Interest accruals on swaps in a qualifying hedge relationship are recorded in the Statements of income as an Interest income or Interest expense and have a significant impact on Net interest income. On a net basis, interest expenses paid to swap counterparties exceeded interest income received by $785.6 million in 2014, $769.0 million in 2013 and $904.7 million in 2012. While the impact on periodic earnings was unfavorable, the execution of the hedges met our risk management strategy to mitigate the risk arising from fixed-rate cash flows. We have executed interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and almost all fixed-rate putable advances, and certain fixed-rate consolidated obligation bonds to variable-rate LIBOR exposure. We have also executed cash flow hedges of future issuances of discount notes, converting floating-rate interest expense to long-term fixed-rate expense.

Additional information is provided in this MD&A in Table 10.7. Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps.

(b)         Net realized and unrealized gains (losses) on derivatives and hedging activities are reported in Other income in the Statements of income, and recorded net fair value gains were $0.1 million in 2014, compared to gains of $8.2 million in 2013 and $47.3 million in 2012.

Primary drivers are discussed below:

•                  Gains on fair value hedges — Fair value hedge ineffectiveness reported a net gain of $5.6 million in 2014, compared to net gains of $2.1 million in 2013 and $4.4 million in 2012.  Fair value gains were generally unrealized and we do not consider the hedge ineffectiveness as significant relative to the notional amounts of derivative transactions outstanding that were in excess of $100.0 billion at each period end in this report.

Cash flow hedge ineffectiveness was less than $0.1 million in all periods in this report.

•                  Interest rate swaps in economic hedges of debt elected under the FVO reported a net gain of $12.4 million in 2014, and gains of $6.2 million in 2013 and $27.5 million in 2012.  The net gains represent the combined impact of fair value changes and the interest income accrued on swaps in economic hedges of FVO debt.  The net gains were recorded in Other income as a component of derivative activities.  The components of the net gain are summarized below.

Fair Values - Fair value changes of interest rate swaps in economic hedges of FVO debt resulted in a net loss of $1.2 million in 2014, compared to a net loss of $12.2 million in 2013 and a net gain of $19.4 million in 2012.  Year-over-year fluctuations in the fair values of swaps in economic hedges of FVO debt have been due to the relative short duration of the swaps, which were intermediate term, generally with maturities of less than two years, and as the swaps approached their maturity, gains and losses reversed so that at maturity, their values were zero.

Net interest accruals — Interest accruals on interest rate swaps in economic hedges of FVO debt were recorded as a component of derivatives and hedging activities, and contributed a gain of $13.7 million in 2014, compared to gains of $18.4 million in 2013 and $8.1 million in 2012.  The recorded interest accruals on the swaps were a net gain as the receive fixed-rate cash flows exceeded the pay variable-rate cash flows in the prevailing interest rate environment.

•                  Net gains (losses) on swaps and caps in other economic hedges — Fair value changes reported a net fair value loss of $18.0 million in 2014, compared to a net loss of $0.1 million in 2013 and a net gain of $15.6 million in 2012, and were primarily from two sources:

Interest rate caps have been designated in economic hedges of variable rate MBS that are indexed to LIBOR and capped at predetermined strike rates.  We face potential risks in a rising interest rate environment due to the capped variable rate MBS, including cash flow funding exposure should LIBOR rises above the strike rates of the capped MBS.  To reduce the potential risks to remain within the FHLBNY’s risk tolerances, we have designated $2.7 billion in notional amounts of interest rate caps to accomplish our risk reduction strategies.  The caps are structured with strikes that mirror the strikes in the MBS, making us indifferent to changes in LIBOR.  Typically, the purchased caps will report fair value gains when the forward LIBOR rates rise, and will report fair value losses when forward LIBOR rates decline.  Changes in interest rate volatility will also impact fair values of caps.  Caps lost value at December 31, 2014, relative to December 31, 2013, and a loss of $19.7 million was recorded in 2014, in contrast to a gain of $2.8 million in 2013.  A loss of $10.7 million was recorded in 2012.  Long-term swap rates have been volatile and changes in fair values of interest rate caps have been in line with changes in the interest rate environment.

Over the years, we have issued floating rate Consolidated obligation bonds that were indexed to the 1-month LIBOR, or the Federal funds rate or the Prime rate.  Concurrent with the issuance of such debt, we have executed interest rate swaps (“basis swap”) with payment structures that have exchanged the 1-month LIBOR cash flows (or the Federal funds rate or Prime) in return for the receipt of 3-month LIBOR indexed cash flows.  The basis swaps create synthetic 3-month LIBOR cost of funding, our preferred funding base.  Since the hedge accounting designation requirements for a basis swap are operationally difficult to achieve, we have opted to designate the basis swaps as standalone.  In 2014, the basis swaps exchanged 1-month LIBOR for 3-month LIBOR, and their impact were not significant in 2014 and 2013 as the swaps were nearing maturity.  In 2012, the impact was a net fair value gain $22.7 million due to the reversal of previously recorded gains as the swaps neared maturity or had matured.

For more information, also see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow hedging on earnings and AOCI — 2014, 2013 and 2012

The impact of fair value recorded through earnings was less than $0.1 million in all periods in this report, reflecting insignificant ineffectiveness on cash flow hedges.  Information about realized gains and losses recorded as a yield adjustment on closed cash flow contracts is provided in subsequent paragraphs.  No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report.

Fair value losses recorded in AOCI due to fair value losses on Cash Flow hedging strategies was a net loss of $86.7 million at December 31, 2014, compared to net losses of $31.0 million at December 31, 2013 and $137.1 million at December 31, 2012.

Derivative gains and losses reclassified from AOCI (a) to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 10.14:                         Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Years ended December 31,
	2014	2013	2012
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(30,983)	$(137,114)	$(111,985)
Net hedging transactions	(58,586)	102,608	(29,285)
Reclassified into earnings	2,902	3,523	4,156
End of period	$(86,667)	$(30,983)	$(137,114)

The two primary Cash Flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we have executed interest rate swaps on the anticipated issuance of debt in order to lock in a spread between the earning asset and the cost of funding.   The swaps are a pay fixed-rate, receive LIBOR indexed structure.  Open swap contracts are valued at the end of each reporting period, and the effective portion of changes in the fair values of the swaps is recorded in AOCI, and ineffectiveness, if any, is recorded through earnings.   The swap is terminated upon issuance of the debt instrument, and the termination fair value is recorded in AOCI, and is reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.   The maximum period of time

that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.

The fair value and the notional amount of open contracts under this program were $0.2 million and $77.6 million at December 31, 2014.  There were no open contracts at December 31, 2013 and December 31, 2012.

The unamortized fair values from closed contracts in AOCI was a loss of $5.7 million at December 31, 2014, compared to losses of $8.7 million at December 31, 2013 and $12.3 million at December 31, 2012 , and those amounts represented the unamortized fair value basis of closed Cash flow hedges that had hedged anticipatory issuances of debt.  The amount reclassified to Interest expense was $2.9 million in 2014, compared to expenses of $3.5 million in 2013 and $4.2 million in 2012.  Over the next 12 months, it is expected that $1.9 million of net losses recorded in AOCI will be recognized as an interest expense.

Hedges of discount note issuances — Net unrealized fair values from the rollover Cash flow hedge strategies recorded in AOCI was a cumulative loss of $80.8 million at December 31, 2014, $22.3 million at December 31, 2013, and $124.8 million at December 31, 2012.  Losses represented fair values of interest rate swaps designated in Cash flow strategies to hedge long-term issuances of consolidated obligation discount notes in the discount note rollover programs.  The net amounts were recorded in the balance sheet as derivative liabilities at those dates, and an offset recorded in AOCI as unrealized losses.

Long-term swaps, notional amounts of $1.3 billion at December 31, 2014 and 2013, and $1.1 billion at December 31, 2012, were in pay fixed-rate, receive floating rate interest rate exchange agreements.  Fair values will move inversely to the rise and fall of long-term swap rates, and fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  Increase in the unrealized fair value loss at December 31, 2014 was due to the decline in long-term swap rates relative to December 31, 2013.  We expect the long-term hedge programs to remain in place to the contractual maturities of the interest rate swaps.  Cumulative fair value losses will sum to zero over those periods.

Pay fixed- rate, receive 3-month LIBOR-indexed long term interest rate swaps are designated as Cash flow hedges of the rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap.   The program in effect creates synthetic fixed-rate funding, and offsets the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR).  The net effect of the conversion to fixed-rate funding was to increase interest expense by $35.1 million in 2014, $32.0 million in 2013 and $26.7 million in 2012.

Discount notes are issued for a 91-day period at a fixed rate and rolled over for another 91-days at the then prevailing interest rate.  For more information, see financial statements, Note 15.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.15:                         Operating Expenses, and Compensation and Benefits

	Years ended December 31,
	2014	Percentage of Total	2013	Percentage of Total	2012	Percentage of Total
Operating Expenses (a)
Occupancy	$4,190	15.49%	$4,023	14.57%	$4,156	15.26%
Depreciation and leasehold amortization	3,443	12.73	3,625	13.13	4,294	15.77
All others (b)	19,421	71.78	19,962	72.30	18,777	68.97
Total Operating Expenses	$27,054	100.00%	$27,610	100.00%	$27,227	100.00%

Employee compensation (c)	$32,496	54.67%	$32,213	57.85%	$31,811	57.55%
Employee benefits (d)	26,946	45.33	23,471	42.15	23,462	42.45
Total Compensation and Benefits	$59,442	100.00%	$55,684	100.00%	$55,273	100.00%

Finance Agency and Office of Finance (e)	$14,050		$12,936		$13,672

(a)         Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members. Expenses have remained substantially flat through all periods in this report.

(b)         All others — included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, and insurance and telecommunications.  Expenses have remained substantially flat in 2014 and 2013, and a little lower in 2012.

(c)          Employee compensation has remained substantially flat through all periods in this report.

(d)         Employee benefits were higher in 2014 because of higher pension expense and medical insurance, partly offset by lower expenses on the Postretirement health benefit plan.

        The Moving Ahead for Progress Act for the 21st Century (“MAP-21”), introduced into law in 2012, effectively reduced the minimum required pension contributions for the FHLBNY’s defined benefit plan.  The effect of MAP-21 on pension contributions was expected to begin phasing out in 2014.   The Highway and Transportation Funding Act of 2014 (“HATFA”) was signed into law in 2014 and extended the pension relief provisions in MAP-21.  The prior year expenses were based on the minimum MAP-21 contributions of $0.8 million for the plan year ended June 30, 2013 and $1.0 million for the plan year ended June 30, 2014.  For the current year, the minimum contribution required under HATFA was $1.1 million for the plan year ended June 30, 2015; the FHLBNY made the minimum contribution and made an additional contribution of $5.4 million to be more in line with the FHLBNY’s pre MAP-21 target normal cost rather than the minimum contribution required under HATFA, so that when the relief sunsets the FHLBNY will not face a significant funding shortfall.  The additional contribution was credited to the plan year ended June 30, 2014 and was expensed in the fourth quarter of 2014.

The net periodic pension cost for the BEP, a non-qualified plan, which is not eligible for relief under MAP-21 and HATFA, was $3.5 million in 2014, $4.0 million in 2013 and $3.6 million in 2012.  Changes in expenses were primarily driven by changes in the long-term discount rate.

The net periodic Postretirement Health Benefit Plan cost declined to $0.1 million in 2014 due to plan amendments that have restricted new participants.  In 2013 and 2012, the costs were $1.5 million and $1.4 million.

(e)          We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The 12 FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance.

Assessments

Each FHLBank is required to allocate a portion of earnings to fund its Affordable Housing Program (“AHP”).  For more information, see Affordable Housing Program and Other Mission Related Programs under ITEM 1 BUSINESS in this Form 10-K.  We fulfill our AHP obligations primarily through direct grants to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low- and moderate-income households.   Ten percent of our annual pre-assessment regulatory net income is allocated for the AHP.  The amounts allocated are recorded as a liability towards our AHP obligations.   AHP grants and subsidies are provided to members out of this liability.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 11.1:                                Affordable Housing Program Liabilities

	Years ended December 31,
	2014	2013	2012

Beginning balance	$123,060	$134,942	$127,454
Additions from current period’s assessments	35,094	33,958	40,286
Net disbursements for grants and programs	(44,610)	(45,840)	(32,798)
Ending balance	$113,544	$123,060	$134,942

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, the December 2013, March 2014, June 2014, September 2014, and December 2014 rates were too low for a meaningful parallel down-shock measurement.

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

•                  KRD exposure at any of nine term points (3-month, 1-year, 2-year, 3-year, 5-year, 7-year, 10-year, 15-year, and 30-year) is limited to between +/-12 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-year term points.  KRD exposures have largely remained unchanged year-over-year.

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the fourth quarter of 2013 and the fourth quarter of 2014):

	Base Case DOE	-200bps DOE	+200bps DOE
December 31, 2014	-0.73	N/A	1.03
September 30, 2014	-0.36	N/A	1.14
June 30, 2014	-0.50	N/A	1.26
March 31, 2014	-0.10	N/A	1.27
December 31, 2013	0.60	N/A	1.46

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

One Year Re-pricing Gap
December 31, 2014	$5.704 Billion
September 30, 2014	$5.675 Billion
June 30, 2014	$6.052 Billion
March 31, 2014	$5.804 Billion
December 31, 2013	$5.747 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income. We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs. The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period. To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit. The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2013 and the fourth quarter of 2014):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
December 31, 2014	N/A	6.94%
September 30, 2014	N/A	5.47%
June 30, 2014	N/A	6.08%
March 31, 2014	N/A	10.09%
December 31, 2013	N/A	12.12%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2013 and the fourth quarter of 2014):

	Down- shock Change in MVE	+200bps Change in MVE
December 31, 2014	N/A	-0.42%
September 30, 2014	N/A	-0.70%
June 30, 2014	N/A	-0.84%
March 31, 2014	N/A	-1.16%
December 31, 2013	N/A	-2.16%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following table displays the portfolio’s maturity/re-pricing gaps as of December 31, 2014 and December 31, 2013 (in millions):

	Interest Rate Sensitivity December 31, 2014
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$19,240	$123	$410	$324	$1,247
MBS Investments	6,663	284	1,099	2,253	3,319
Adjustable-rate loans and advances	31,969	—	—	—	—
Net unswapped	57,872	407	1,509	2,577	4,566

Fixed-rate loans and advances	19,256	8,590	18,888	10,206	8,309
Swaps hedging advances	40,978	(5,916)	(17,578)	(9,309)	(8,175)
Net fixed-rate loans and advances	60,234	2,674	1,310	897	134

Total interest-earning assets	$118,106	$3,081	$2,819	$3,474	$4,700

Interest-bearing liabilities:
Deposits	$2,125	$4	$—	$—	$—

Discount notes	45,421	4,624	—	—	—
Swapped discount notes	1,789	(3,045)	—	—	1,256
Net discount notes	47,210	1,579	—	—	1,256

Consolidated Obligation Bonds
FHLBank bonds	27,331	16,590	18,411	4,997	5,815
Swaps hedging bonds	36,510	(15,866)	(15,352)	(2,596)	(2,696)
Net FHLBank bonds	63,841	724	3,059	2,401	3,119

Total interest-bearing liabilities	$113,176	$2,307	$3,059	$2,401	$4,375
Post hedge gaps (a):
Periodic gap	$4,930	$774	$(240)	$1,073	$325
Cumulative gaps	$4,930	$5,704	$5,464	$6,537	$6,862

	Interest Rate Sensitivity December 31, 2013
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$23,566	$130	$434	$344	$963
MBS Investments	6,329	232	913	1,712	4,264
Adjustable-rate loans and advances	26,162	—	—	—	—
Net unswapped	56,057	362	1,347	2,056	5,227

Fixed-rate loans and advances	18,323	3,945	17,980	11,896	10,433
Swaps hedging advances	39,983	(1,663)	(16,882)	(11,194)	(10,244)
Net fixed-rate loans and advances	58,306	2,282	1,098	702	189

Total interest-earning assets	$114,363	$2,644	$2,445	$2,758	$5,416

Interest-bearing liabilities:
Deposits	$1,892	$15	$—	$—	$—

Discount notes	44,286	1,584	—	—	—
Swapped discount notes	(1,256)	—	—	—	1,256
Net discount notes	43,030	1,584	—	—	1,256

Consolidated Obligation Bonds
FHLBank bonds	30,066	19,571	11,372	4,671	7,329
Swaps hedging bonds	33,741	(18,639)	(9,191)	(2,130)	(3,781)
Net FHLBank bonds	63,807	932	2,181	2,541	3,548

Total interest-bearing liabilities	$108,729	$2,531	$2,181	$2,541	$4,804
Post hedge gaps (a):
Periodic gap	$5,634	$113	$264	$217	$612
Cumulative gaps	$5,634	$5,747	$6,011	$6,228	$6,840

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on its assessment, management of the Bank determined that as of December 31, 2014, the Bank’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm that audited the accompanying Financial Statements has also issued an audit report on the effectiveness of internal control over financial reporting.  Their report appears on the following page.

Federal Home Loan Bank of New York

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of New York

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of New York (the “FHLBank”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

March 23, 2015

PricewaterhouseCoopers LLP,  PricewaterhouseCoopers Center, 300 Madison Avenue, New York, NY 10017
T: (646)471 3000, F: (813) 286 6000, www.pwc.com/us

Federal Home Loan Bank of New York

Statements of Condition (In Thousands, Except Par Value of Capital Stock)

As of December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
Assets
Cash and due from banks (Note 3)	$6,458,943	$15,309,998
Securities purchased under agreements to resell (Note 4)	800,000	—
Federal funds sold (Note 4)	10,018,000	5,986,000
Available-for-sale securities, net of unrealized gains of $15,374 at December 31, 2014 and $14,505 at December 31, 2013 (Note 6)	1,234,427	1,562,541
Held-to-maturity securities (Note 5)	13,148,179	12,535,928
Advances (Note 7) (Includes $15,655,403 at December 31, 2014 and $19,205,399 at December 31, 2013 at fair value under the fair value option)	98,797,497	90,765,017
Mortgage loans held-for-portfolio, net of allowance for credit losses of $4,507 at December 31, 2014 and $5,697 at December 31, 2013 (Note 8)	2,129,239	1,927,623
Accrued interest receivable	172,003	173,573
Premises, software, and equipment	10,669	11,808
Derivative assets (Note 15)	39,123	43,302
Other assets	17,288	17,115

Total assets	$132,825,368	$128,332,905

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,958,518	$1,865,399
Non-interest-bearing demand	13,401	25,941
Term	27,000	38,000

Total deposits	1,998,919	1,929,340

Consolidated obligations, net (Note 10)
Bonds (Includes $19,523,202 at December 31, 2014 and $22,868,401 at December 31, 2013 at fair value under the fair value option)	73,535,543	73,275,312
Discount notes (Includes $7,890,027 at December 31, 2014 and $4,260,635 at December 31, 2013 at fair value under the fair value option)	50,044,105	45,870,470

Total consolidated obligations	123,579,648	119,145,782

Mandatorily redeemable capital stock (Note 12)	19,200	23,994

Accrued interest payable	120,524	112,047
Affordable Housing Program (Note 11)	113,544	123,060
Derivative liabilities (Note 15)	345,242	349,150
Other liabilities	122,433	163,878

Total liabilities	126,299,510	121,847,251

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares: 55,801 at December 31, 2014 and 55,714 at December 31, 2013	5,580,073	5,571,400
Retained earnings
Unrestricted	862,672	841,412
Restricted (Note 12)	220,099	157,114
Total retained earnings	1,082,771	998,526
Total accumulated other comprehensive loss	(136,986)	(84,272)

Total capital	6,525,858	6,485,654

Total liabilities and capital	$132,825,368	$128,332,905

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income (In thousands, Except Per Share Data)

Years Ended December 31, 2014, 2013 and 2012

	Years ended December 31,
	2014	2013	2012
Interest income
Advances, net (Note 7)	$478,672	$444,553	$524,233
Interest-bearing deposits (Note 4)	1,019	2,041	3,649
Securities purchased under agreements to resell (Note 4)	481	32	86
Federal funds sold (Note 4)	9,326	12,235	15,218
Available-for-sale securities (Note 6)	10,733	16,545	23,626
Held-to-maturity securities (Note 5)	264,402	243,934	270,835
Mortgage loans held-for-portfolio (Note 8)	71,514	68,329	65,892
Loans to other FHLBanks (Note 18)	7	26	5

Total interest income	836,154	787,695	903,544

Interest expense
Consolidated obligations-bonds (Note 10)	318,743	295,887	376,554
Consolidated obligations-discount notes (Note 10)	71,388	68,776	57,494
Deposits (Note 9)	579	592	757
Mandatorily redeemable capital stock (Note 12)	925	975	1,839
Cash collateral held and other borrowings	55	5	32

Total interest expense	391,690	366,235	436,676

Net interest income before provision for credit losses	444,464	421,460	466,868

(Reversal)/Provision for credit losses on mortgage loans	(620)	(26)	1,011

Net interest income after provision for credit losses	445,084	421,486	465,857

Other income (loss)
Service fees and other	9,516	10,106	9,701
Instruments held at fair value - Unrealized gains (Note 16)	2,592	4,570	255

Total OTTI losses	—	—	(651)
Net amount of impairment losses reclassified from Accumulated other comprehensive loss	—	—	(1,400)
Net impairment losses recognized in earnings	—	—	(2,051)

Net realized and unrealized gains on derivatives and hedging activities (Note 15)	117	8,233	47,280
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Notes 5 and 6)	300	—	256
Losses from extinguishment of debt	(7,046)	(9,565)	(24,106)

Total other income	5,479	13,344	31,335

Other expenses
Operating	27,054	27,610	27,227
Compensation and benefits	59,442	55,684	55,273
Finance Agency and Office of Finance	14,050	12,936	13,672

Total other expenses	100,546	96,230	96,172

Income before assessments	350,017	338,600	401,020

Affordable Housing Program Assessments (Note 11)	35,094	33,958	40,286

Net income	$314,923	$304,642	$360,734

Basic earnings per share (Note 13)	$5.69	$6.06	$7.78

Cash dividends paid per share	$4.19	$4.12	$4.63

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income (In Thousands)

Years Ended December 31, 2014, 2013 and 2012

	Years ended December 31,
	2014	2013	2012

Net Income	$314,923	$304,642	$360,734
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities
Unrealized gains (losses)	869	(8,001)	6,087
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	—	—	(222)
Reclassification of non-credit portion included in net income	—	—	1,622
Accretion of non-credit portion of OTTI	9,008	10,180	10,978
Total net non-credit portion of other-than-temporary impairment gains on held-to-maturity securities	9,008	10,180	12,378
Net unrealized gains/losses relating to hedging activities
Unrealized (losses) gains	(58,586)	102,608	(29,285)
Reclassification of losses included in net income	2,902	3,523	4,156
Total net unrealized (losses) gains relating to hedging activities	(55,684)	106,131	(25,129)
Pension and postretirement benefits	(6,907)	6,798	(2,289)
Total other comprehensive (loss) income	(52,714)	115,108	(8,953)
Total comprehensive income	$262,209	$419,750	$351,781

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital (In thousands, Except Per Share Data)

Years Ended December 31, 2014, 2013 and 2012

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2011	44,906	$4,490,601	$722,198	$24,039	$746,237	$(190,427)	$5,046,411

Proceeds from issuance of capital stock	35,500	3,549,980	—	—	—	—	3,549,980
Repurchase/redemption of capital stock	(32,355)	(3,235,548)	—	—	—	—	(3,235,548)
Shares reclassified to mandatorily redeemable capital stock	(76)	(7,576)	—	—	—	—	(7,576)
Cash dividends ($4.63 per share) on capital stock	—	—	(213,219)	—	(213,219)	—	(213,219)
Comprehensive income (loss)	—	—	288,588	72,146	360,734	(8,953)	351,781

Balance, December 31, 2012	47,975	$4,797,457	$797,567	$96,185	$893,752	$(199,380)	$5,491,829

Proceeds from issuance of capital stock	41,444	4,144,406	—	—	—	—	4,144,406
Repurchase/redemption of capital stock	(33,654)	(3,365,340)	—	—	—	—	(3,365,340)
Shares reclassified to mandatorily redeemable capital stock	(51)	(5,123)	—	—	—	—	(5,123)
Cash dividends ($4.12 per share) on capital stock	—	—	(199,868)	—	(199,868)	—	(199,868)
Comprehensive income	—	—	243,713	60,929	304,642	115,108	419,750

Balance, December 31, 2013	55,714	$5,571,400	$841,412	$157,114	$998,526	$(84,272)	$6,485,654

Proceeds from issuance of capital stock	38,521	3,852,061	—	—	—	—	3,852,061
Repurchase/redemption of capital stock	(38,434)	(3,843,388)	—	—	—	—	(3,843,388)
Cash dividends ($4.19 per share) on capital stock	—	—	(230,678)	—	(230,678)	—	(230,678)
Comprehensive income (loss)	—	—	251,938	62,985	314,923	(52,714)	262,209

Balance, December 31, 2014	55,801	$5,580,073	$862,672	$220,099	$1,082,771	$(136,986)	$6,525,858

(a)   Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows (In Thousands)

Years Ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net Income	$314,923	$304,642	$360,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(37,586)	80,557	(20,254)
Concessions on consolidated obligations	4,111	3,982	4,316
Premises, software, and equipment	3,443	3,625	4,294
(Reversal)/Provision for credit losses on mortgage loans	(620)	(26)	1,011
Net realized gains from redemption of held-to-maturity securities	(300)	—	(256)
Credit impairment losses on held-to-maturity securities	—	—	2,051
Change in net fair value adjustments on derivatives and hedging activities	316,059	127,871	272,834
Change in fair value adjustments on financial instruments held at fair value	(2,592)	(4,570)	(255)
Losses from extinguishment of debt	7,046	9,565	24,106
Net change in:
Accrued interest receivable	1,591	(56)	47,979
Derivative assets due to accrued interest	(9,025)	28,385	31,596
Derivative liabilities due to accrued interest	(5,759)	(10,766)	(50,639)
Other assets	1,198	2,380	1,919
Affordable Housing Program liability	(9,516)	(11,882)	7,488
Accrued interest payable	10,411	(14,606)	(18,436)
Other liabilities	(4,183)	6,478	10,502
Total adjustments	274,278	220,937	318,256
Net cash provided by operating activities	589,201	525,579	678,990
Investing activities
Net change in:
Interest-bearing deposits	371,000	1,046,980	92,275
Securities purchased under agreements to resell	(800,000)	—	—
Federal funds sold	(4,032,000)	(1,895,000)	(3,121,000)
Deposits with other FHLBanks	(173)	(238)	43
Premises, software, and equipment	(2,404)	(3,857)	(2,383)
Held-to-maturity securities:
Purchased	(1,806,447)	(3,413,004)	(3,409,692)
Repayments	1,182,904	1,941,396	2,482,153
In-substance maturities	15,300	—	4,998
Available-for-sale securities:
Purchased	(8,136)	(3,999,820)	—
Repayments	338,092	4,740,820	842,038
Proceeds from sales	1,253	798	735
Advances:
Principal collected	657,980,465	594,201,398	429,633,248
Made	(666,460,916)	(610,646,895)	(434,936,449)
Mortgage loans held-for-portfolio:
Principal collected	185,264	314,293	334,288
Purchased	(392,629)	(410,378)	(772,900)
Proceeds from sales of REO	2,330	1,152	1,924
Net cash used in investing activities	(13,426,097)	(18,122,355)	(8,850,722)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows (In Thousands)

Years Ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
	2014	2013	2012
Financing activities
Net change in:
Deposits and other borrowings	$171,005	$(137,695)	$(64,214)
Derivative contracts with financing element	(237,403)	(237,630)	(285,614)
Consolidated obligation bonds:
Proceeds from issuance	57,185,396	64,345,511	45,603,515
Payments for maturing and early retirement	(57,013,727)	(55,255,463)	(48,121,389)
Payments on bonds transferred to other FHLBanks (a)	(65,576)	(28,943)	—
Consolidated obligation discount notes:
Proceeds from issuance	197,930,451	177,848,024	148,596,815
Payments for maturing	(193,757,506)	(161,755,144)	(140,943,936)
Capital stock:
Proceeds from issuance of capital stock	3,852,061	4,144,406	3,549,980
Payments for repurchase/redemption of capital stock	(3,843,388)	(3,365,340)	(3,235,548)
Redemption of mandatorily redeemable capital stock	(4,794)	(4,272)	(39,260)
Cash dividends paid (b)	(230,678)	(199,868)	(213,219)
Net cash provided by financing activities	3,985,841	25,353,586	4,847,130
Net (decrease)/increase in cash and due from banks	(8,851,055)	7,756,810	(3,324,602)
Cash and due from banks at beginning of the period	15,309,998	7,553,188	10,877,790
Cash and due from banks at end of the period	$6,458,943	$15,309,998	$7,553,188

Supplemental disclosures:
Interest paid	$382,765	$412,669	$530,256
Affordable Housing Program payments (c)	$44,610	$45,840	$32,798
Transfers of mortgage loans to real estate owned	$3,008	$3,816	$1,378
Portion of non-credit OTTI gains on held-to-maturity securities	$—	$—	$(1,400)
Capital stock subject to mandatory redemption reclassified from equity	$—	$5,123	$7,576

(a)         For information about bonds transferred (to)/from FHLBanks and other related party transactions, see Note 18. Related Party Transactions.

(b)         Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within Operating cash flows.

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

Assessments.  Affordable Housing Program (“AHP”) Assessments — Each FHLBank, including the FHLBNY, provides subsidies in the form of direct grants and below-market interest rate advances to members, who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households.  Annually, the 12 FHLBanks must allocate the greater of $100 million or 10% of their regulatory defined net income for the Affordable Housing Program.

Note   1.                                                   Significant Accounting Policies and Estimates.

Basis of Presentation

The accompanying financial statements of the Federal Home Loan Bank of New York have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) and with the instructions provided by the SEC.

Significant Accounting Policies and Estimates

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the FHLBNY’s securities portfolios, and estimating fair values of certain assets and liabilities.

Financial Instruments with Legal Right of Offset

The FHLBNY has derivative instruments, and from time to time, securities purchased under agreements to resell that are subject to enforceable master netting arrangements.  The FHLBNY has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements.  The FHLBNY did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged.  Likewise, there may be a delay for excess collateral to be returned.  For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or as a derivative asset based on the terms of the individual master agreement between the FHLBNY and its derivative counterparty.  Additional information regarding these agreements is provided in Note 15. Derivatives and Hedging Activities.  For securities purchased under agreements to resell, the FHLBNY did not have any unsecured amounts based on the fair value of the related collateral held at the end of the periods presented.  Additional information about the FHLBNY’s investments in securities purchased under agreements to resell is disclosed in Note 4. Federal Funds Sold and Securities Purchased Under Agreements to Resell.

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

In determining fair value, the FHLBNY uses various valuation methods, including both the market and income approaches.

•                  Market approach — This technique uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•                  Income approach — This technique uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted), based on assumptions used by market participants.  When the income approach is used, the fair value measurement reflects current market expectations about those future amounts.  The present value technique used to measure fair value depends on the facts and circumstances specific to the asset or liability being measured and the availability of data.

•                  Cost approach — This approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost).

The FHLBNY has complied with the accounting standards under Fair Value Measurement that defines fair value, establishes a consistent framework for measuring fair value, and requires disclosure about fair value measurement.

For more information about the fair value hierarchy, and the hierarchy levels of the FHLBNY’s financial instruments, see Note 16. Fair Values of Financial Instruments.

Fair values were measured and recorded on a recurring basis for derivatives, available-for-sale securities (“AFS securities”), and certain financial instruments elected under the Fair Value Option (“FVO”).  On a non-recurring basis, if held-to-maturity securities were deemed to be credit impaired or other-than-temporarily impaired (“OTTI”), such instruments would also be measured and recorded at their fair values (none at December 31, 2014 and 2013).

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

Fair values of investments classified as AFS securities — The FHLBNY’s investments classified as AFS are primarily mortgage-backed securities (“MBS”) that are GSE issued variable-rate collateralized mortgage obligations and are recorded at fair values.  The MBS fair values are estimated by management using specialized pricing services that employ pricing models or quoted prices of securities with similar characteristics.  The FHLBNY has established that the pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing.

Fair values of Other assets and liabilities — For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2014 and 2013, see financial statements, Note 16.  Fair Values of Financial Instruments.

Classification of Investment Securities

The FHLBNY classifies investment securities as held-to-maturity or available-for-sale at the date of the acquisition.  Investments are primarily GSE issued mortgage-backed securities.  Purchases and sales of securities are recorded on a trade date basis.  Prepayments are estimated for purposes of amortizing premiums and accreting discounts on investment securities in accordance with accounting standards for Investments in Debt and Equity Securities, which requires premiums and discounts to be recognized in income at a constant effective yield over the life of the instrument.  Because actual prepayments often deviate from the estimates, the effective yield is recalculated periodically to reflect actual prepayments to date.  Adjustments of the effective yields for mortgage-backed securities are recorded on a retrospective basis, as if the new estimated life of the security had been known at its original acquisition date.

Held-to-Maturity Securities — The FHLBNY classifies investments for which it has both the ability and intent to hold to maturity as held-to-maturity investments.  Such investments are recorded at amortized cost basis, which includes adjustments made to the cost of an investment for accretion and amortization of discounts and premiums, collection of cash and, if hedged, the fair value hedge accounting adjustments.  If a held-to-maturity security is determined to be credit impaired or other-than-temporarily impaired (“OTTI”), the amortized cost basis of the security is adjusted for credit losses.  Amortized cost basis of a held-to-maturity OTTI security is further adjusted for impairment related to all other factors (also referred to as the non-credit component of OTTI) and recognized in AOCI; the adjusted amortized cost basis is the carrying value of the OTTI security as reported in the Statements of Condition.  Carrying value for a held-to-maturity security that is not OTTI is its amortized cost basis.  Interest earned on such securities is included in Interest income.

In accordance with accounting standards for investments in debt and equity securities, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities:  (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) such that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the FHLBNY has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition.

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

Other-Than-Temporary Impairment (“OTTI”) — Accounting and governance policies, and impairment analysis

The Financial Accounting Standards Board (“FASB”) guidance on the recognition and presentation of OTTI is primarily intended to provide greater clarity to investors about the credit and non-credit component of an OTTI event and to more effectively communicate when an OTTI event has occurred.  The guidance is incorporated in the FHLBNY’s investment policies, and is summarized below.

The FHLBNY evaluates its investments for impairment quarterly, and determines if unrealized losses are temporary based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security.  A security is considered impaired if its fair value is less than its amortized cost basis.

To assess whether the amortized cost basis of the FHLBNY’s private-label MBS will be recovered in future periods, the FHLBNY performs OTTI analysis by cash flow testing its entire portfolio of private-label MBS, all of which were classified as held-to-maturity.  The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac, government agencies, or state and local housing agencies by considering the creditworthiness and performance of the debt securities and the strength of the guarantees underlying the securities.  Additional testing is performed on housing agency bonds by a review of fair values of bonds that are in unrealized loss position to assess whether fair values are in line with pricing curves with similar credit parameters.

If a decision to sell the impaired investment has not been made, but management concludes that it is more likely than not that it will be required to sell such a security before recovery of the amortized cost basis of the security, an OTTI is also considered to have occurred.

For the FHLBNY’s PLMBS, even if management does not intend to sell an impaired PLMBS, management determines whether an OTTI has occurred by comparing the present value of the cash flows expected to be collected to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the security’s amortized cost, an OTTI exists, irrespective of whether management will be required to sell such a security.  The FHLBNY’s methodology to calculate the present value of expected cash flows is to discount the expected cash flows (principal and interest) of a fixed-rate security that is being evaluated for OTTI, by using the effective interest rate of the security as of the date it was acquired.  For a variable-rate security that is evaluated for OTTI, the expected cash flows are computed using a forward-rate curve and discounted using the forward rates.

If the FHLBNY determines that OTTI has occurred, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment.  The investment security is written down to fair value, which becomes its new amortized cost basis.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

For securities designated as AFS (all GSE/Agency issued securities), subsequent unrealized changes to the fair values (other than OTTI) are recorded in AOCI.  For securities designated as held-to-maturity (less than 3% is represented by PLMBS), the amount of OTTI recorded in AOCI for the non-credit component of OTTI is amortized prospectively over the remaining life of the securities based on the timing and amounts of estimated future cash flows.  Amortization out of AOCI is offset by an increase in the carrying value of securities until the securities are repaid or are sold or additional OTTI is recognized in earnings.

If subsequent evaluation indicates a significant increase in cash flows greater than previously expected to be collected or if actual cash flows are significantly greater than previously expected, the increases are accounted for as a prospective adjustment to the accretable yield through interest income.  In subsequent periods, if the fair value of the investment security has further declined below its then-current carrying value and there has been a decrease in the estimated cash flows the FHLBNY expects to collect, the FHLBNY will deem the security as OTTI.  Accretion to interest income will be discontinued and will resume if improvements in cash flows are subsequently observed.

OTTI FHLBank System Governance Committee — The OTTI Governance Committee (“OTTI Committee”) of the FHLBanks has the responsibility for reviewing and approving key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for PLMBS.  The goal is to promote consistency among all FHLBanks in the process for determining OTTI for PLMBS.  The OTTI Committee charter provides a formal process by which the FHLBanks can provide input on and approve the assumptions.  FHLBanks that hold the same PLMBS are required to consult with one another to make sure that any decision that a commonly held PLMBS is OTTI, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.

Consistent with guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to provide cash flows using the Common platform for about 50% of its PLMBS that had appropriate loan-level performance data that the Common platform could utilize to generate cash flows.  Cash flows generated in the Common platform is the primary source for OTTI assumption parameters for those securities.  For the remaining 50% of the FHLBNY’s portfolio, expected cash flows are generated using historical loan performance parameters, is described in the following paragraphs.

Cash Flow Analysis Derived from the FHLBNY’s Own Assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions are determined primarily using historical performance data.  Up until the third quarter of 2013, the historical performance measures were the primary assumptions employed by the FHLBNY to generate cash flows for OTTI assessments for 100% of the PLMBS portfolio.  These were then benchmarked by comparing to performance parameters from the “Market consensus” measures, and for 50% of PLMBS to the assumptions and parameters provided through the Common platform.

In the third quarter of 2013, the FHLBNY adopted the Common platform as the primary source for OTTI assumption parameters for 23 securities of a total of 45 PLMBS.  The FHLBNY performs a review of the cash flows generated by the Common platform and has determined that benchmarking to historical was sufficient to establish the appropriateness of results developed by the Common platform.  Benchmarking to Market consensus was considered unnecessary.  The decision was reached after several years of comparative analysis between the FHLBNY’s own methodologies and the methodologies adopted by the Common platform.  Adoption resulted in operating efficiencies.

The FHLBNY’s own analysis calculates the historical average of each bond’s prepayments, defaults, and loss severities, and considers other factors such as delinquencies and foreclosures, primarily based on performance statistics extracted from reports from trustees, loan servicers and other sources.  Many of the FHLBNY’s PLMBS are insured by monoline insurers, and the FHLBNY makes an assessment of the monoline’s ability to fulfill its guarantee obligations to cover future cash flow shortfalls.  The analysis also considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss, credit enhancements, if any; and other collateral-related characteristics such as FICO® credit scores, and delinquency rates.  The relative importance of this information varies based on the facts and circumstances surrounding each security as well as the economic environment at the time of assessment.

Under the FHLBNY’s internal processes, each bond’s performance parameters, primarily prepayments, defaults and loss severities, and bond insurance financial guarantee predictors, as calculated by the FHLBNY’s internal approach are then input into the specialized bond cash flow model that allocates the projected collateral level losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.  In a securitization in which the credit enhancements for the senior securities are derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.

Cash Flows derived by the FHLBanks OTTI Committee — The Common platform considers borrower characteristics and the particular attributes of the loans underlying a security, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities.

•                  the remaining payment terms for the security;

•                  reliance on monoline insurers to fulfill guarantees;

•                  prepayment speeds based on underlying loan-level borrower and loan characteristics;

•                  default rates based on underlying loan-level borrower and loan characteristics;

•                  loss severity on the collateral supporting each FHLBank’s security based on underlying loan-level borrower and loan characteristics;

•                  expected housing price changes; and

•                  interest-rate assumptions.

Future loan performance parameters — projected prepayments, defaults and loss severities, and others - are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.  In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.

GSE Issued Securities — The FHLBNY evaluates its individual securities issued by Fannie Mae and Freddie Mac or government agency, collectively GSE or Agency securities, by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities.  Based on the FHLBNY’s analysis, GSE securities are performing in accordance with their contractual agreements.  The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac.  In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market.  The FHLBNY believes that it will recover its investments in GSE and agency issued securities given the current levels of collateral and credit enhancements and guarantees that exist to protect the investments.

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

The FHLBNY records interest on advances to income as earned, and amortizes the premium and accretes the discounts on advances prospectively to interest income using a level-yield methodology.  Typically, advances are issued at par.

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

The FHLBNY has not incurred any credit losses on advances since its inception.  Based upon the financial condition of its borrowers, the collateral held as security on the advances and repayment history, management of the FHLBNY believes that an allowance for credit losses on advances is unnecessary.

Advance Modifications.  From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance.  The FHLBNY evaluates whether the modified advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with provisions under creditor’s accounting for a modification or exchange of debt instruments.  The evaluation includes analysis of (i) whether the effective yield on the new advance is at least equal to the effective yield for a comparable advance to a similar member that is not refinancing or restructuring, and (ii) whether the modification of the original advance is more than minor.  If the FHLBNY determines that the modification is more than minor, the transaction is treated as an advance termination and the subsequent funding of a new advance, with gains or losses recognized in earnings for the period.  If the advance is in a hedging relationship, and the modification is more than minor, the FHLBNY will consider the hedge relationship as terminated and previously recorded hedge basis adjustments are amortized over the life of the hedged advance through interest income as a yield adjustment.  If the modification of the hedged item and the derivative instrument is considered minor, and if the hedge relationship is de-designated and contemporaneously re-designated, the FHLBNY would not require amortization of previously recorded hedge basis adjustments, although the assumption of no ineffectiveness is removed if the hedge was previously designated as a short-cut hedge.

If a prepayment fee is received on an advance that is determined to be a modification of the original advance, the fee would be deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method.  This amortization would be recorded as a component of interest income from advances.

Prepayment Fees on Advances.  The FHLBNY charges a member a prepayment fee when the member prepays certain advances before the original maturity.  For advances that are hedged under a qualifying fair value hedge, the FHLBNY terminates the hedging relationship upon prepayment, and records the associated fair value gains and losses, adjusted for the prepayment fees, in Interest income from advances.  For prepaid advances that are not hedged or that are hedged but do not meet the hedge accounting requirements (economic hedges), the FHLBNY records prepayment fees as Interest income from advances, net of premiums and discounts, if any.

Mortgage Loans Held-for-Portfolio

Credit Enhancement Obligations and Loss Layers.  The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers.  Collectability of the loans is first supported by liens on the real estate securing the loan.  For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower.  Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $22.1 million and $19.7 million at December 31, 2014 and 2013.  The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements.  If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI.  The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY, or for the MPF 100 product that the PFI originates as an agent for the FHLBNY.  For assuming the second loss credit risk, PFIs receive monthly credit enhancement fees from the FHLBNY.

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

Mortgage loans in foreclosure are written down and recorded at their fair values on a non-recurring basis (see Note 16. Fair Values of Financial Instruments).  The FHLBNY records credit enhancement fees as a reduction to mortgage loan interest income.  Other non-origination fees, such as delivery commitment extension fees and pair-off fees, are considered as derivative income and recorded over the life of the commitment; all such fees were insignificant for all periods reported.

Non-Accrual Mortgage Loans.  The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer 90 days or more past due, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings.  For mortgage-loans on non-accrual status, if the collection of the remaining principal and interest due is determined to be doubtful, then cash received would be applied first to principal until the remaining principal amount due is expected to be collected, and then as a recovery of any charge-offs.  Any remaining cash flows would be recorded as interest income.  If the FHLBNY determines that the loan servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan returns to a performing status.  The cumulative amounts of cash received and recorded as a liability was $4.4 million and $3.8 million at December 31, 2014 and 2013.

Allowance for Credit Losses on Mortgage Loans.  The FHLBNY reviews its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest.  An allowance for credit losses is a valuation allowance that is separately established for each identified loan (individually evaluated) in order to provide for probable losses inherent in loans that are either classified under regulatory criteria (Special Mention, Sub-standard, or Loss) or past due 90 days or more.  The FHLBNY deems loans that are in bankruptcy as impaired, regardless of their delinquency status.  Loans discharged from bankruptcy are considered TDR and an impairment analysis is performed if the loan is delinquent 90 days or more.

The aggregate allowance for credit losses on mortgage loans was $4.5 million and $5.7 million at December 31, 2014 and 2013.

Impairment Methodology and Portfolio Segmentation and Disaggregation — Except for VA and FHA insured loans, all MPF loans are measured for impairment on an individual loan basis.  When a mortgage loan is classified as impaired, the loan is then analyzed for credit losses.  Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Each such loan is measured for impairment based on the fair value of the underlying property less estimated selling costs.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment.  To the extent that the net fair value of the property (collateral) is less than the recorded investment in the loan, a loan loss allowance is recorded.  FHA and VA are insured loans, and are excluded from the loan-by-loan analysis.  FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations.  FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and would be based on aging, collateral value and estimated costs to recover any uninsured portion of the MPF loan.

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

Beginning January 1, 2015, the FHLBNY will adopt the guidance provided by the FHFA and accelerate the charge off analysis when a loan is on non-accrual status for 180 days or more.  For more information, see Note 2.  Recently Issued Accounting Standards and Interpretations.

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

Mandatorily redeemable capital stock at December 31, 2014 and 2013 represented stocks held by former members who were no longer members by virtue of being acquired by members of another FHLBank.

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

The member’s request to redeem excess Membership Stock will be considered to be revocable until the stock is repurchased.  Since the member’s request to redeem excess Membership Stock can be withdrawn by the member without penalty, the FHLBNY considers the member’s intent regarding such request to not be substantive in nature, therefore, no reclassification to a liability will be made at the time the request is delivered.

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

Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 11. Affordable Housing Program).  The FHLBNY charges the required funding for AHP to earnings and establishes a liability.  The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  The AHP assessment is based on a fixed percentage of income before adjustment for dividends associated with mandatorily redeemable capital stock. Dividend payments are reported as interest expense in accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.  If the FHLBNY incurs a loss for the entire year, no AHP assessment or assessment credit is due or accrued, as explained more fully in Note 11. Affordable Housing Program.

From time to time, the FHLBNY may also issue AHP advances at interest rates below the customary interest rates for non-subsidized advances.  When the FHLBNY makes an AHP advance, the present value of the variation in the cash flow caused by the difference between the AHP advance interest rate and the FHLBNY’s related cost of funds for comparable maturity funding is charged against the AHP liability.  The amounts are then recorded as a discount on the AHP advance.  As an alternative, the FHLBNY has the authority to make the AHP subsidy available to members as a grant.

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

Derivatives

All derivatives are recognized on the balance sheet at their estimated fair values, including accrued unpaid interest as either a derivative asset or a derivative liability net of cash collateral received from and posted to derivative counterparties. The FHLBNY had no foreign currency assets, liabilities or hedges in 2014, 2013 or 2012.

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

Gains or losses attributable to the derivatives and subsequent changes in their fair values are recognized in Other Income (loss) as a Net realized and unrealized gains (losses) on derivatives and hedging activities.  When hedge accounting is discontinued, the offsetting changes of fair values of the hedged item are also discontinued.

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

•                  Fair value hedging.  Changes in the fair value of a derivative that is designated and qualifies as a Fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period’s earnings in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.

•                  Cash flow hedging.  Changes in the fair value of a derivative that is designated and qualifies as a Cash flow hedge, to the extent that the hedge is effective, are reported in AOCI, a component of equity, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings).

Measurement of hedge ineffectiveness — For each financial statement reporting period, the FHLBNY measures the changes in the fair values of all derivatives, and changes in fair value of the hedged items attributable to the risk being hedged and report changes through current earnings.  To the extent the changes in fair values of the derivatives do not offset the changes in the fair values of the hedged item, the difference results in hedge ineffectiveness, which is recorded in current period earnings.

For hedged items eligible for the short-cut method, the FHLBNY will assume that during the life of the hedge the change in fair value of the hedged item attributable to the benchmark interest rates (LIBOR for us) equals the change in fair value of the derivative.  The short-cut method is employed only for highly effective hedging relationships that meet certain specific criteria under the accounting standards for derivatives and hedging that would qualify for an assumption of no ineffectiveness.

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

•                  Retrospective assessment.  At least quarterly, the FHLBNY’s hedge documentation demonstrates whether the hedging relationship was highly effective in offsetting changes in fair value or cash flows through the date of the periodic assessment.  This is an evaluation of the past experience.  The retrospective test utilizes multiple regression and statistical validation parameters to determine that the hedging relationship was highly effective (i.e., it has remained within the 80% - 125% dollar value offset boundaries).

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

Derivatives in economic hedges.  Changes in the fair value of a derivative designated as economic hedges (also referred to as standalone hedges) and of a derivative that no longer qualifies as an accounting hedge are recorded in current period earnings with no fair value adjustment to the asset or liability that is being hedged on an economic basis.  The net interest associated with a standalone derivative is recorded together with changes in its fair value in Other income (loss) as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  When derivatives are executed as intermediated derivatives for members, the derivatives are treated as standalone derivatives.

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

Embedded Derivatives.  The FHLBNY routinely issues debt to investors and makes advances to members.  In certain such instruments, the FHLBNY may embed a derivative.  Typically, such derivatives are call and put options to early terminate the instruments at par on pre-determined dates.  The FHLBNY may also embed interest rate caps and floors, or step-up or step-down interest rate features within the instruments.  The FHLBNY also routinely structures interest rate swaps to hedge the FHLBank debt and advances, and the FHLBNY may also embed derivative instruments, such as those identified in the previous discussion, in the swaps.  When such instruments are conceived, designed and structured, our control procedures require the identification and evaluation of embedded derivatives, as defined under accounting standards for derivatives and hedging activities.  This evaluation will consider whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.  If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract as prescribed for hybrid financial instruments under accounting standards for derivatives and hedge accounting, and carried at fair value.  However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, the changes in fair value would be reported in current earnings (such as an investment security classified as “trading”; or, if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument).  The FHLBNY had no financial instruments with embedded derivatives that required bifurcation at December 31, 2014 and 2013.

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

The FHLBNY treats modifications of hedged items (e.g. reduction in par amounts, change in maturity date, and change in strike rates) that are other than minor as a termination of a hedge relationship, and previously recorded hedge basis adjustments of the hedged items are amortized over the life of the hedged item.

Hedges of Similar Assets.  It is not our practice to engage in portfolio hedging.  However, from time-to-time, we may execute interest rate swaps in a portfolio hedge of advances if the hedge meets the specific provisions under hedge accounting.  The FHLBNY has insignificant amounts of similar advances that were hedged in aggregate as a portfolio.  For such hedges, the FHLBNY performs a similar asset test for homogeneity to ensure the hedged advances share the risk exposure for which they are designated as being hedged.  Other than the very limited number of portfolio hedges, our other hedged items and derivatives are hedged as separately identifiable instruments.

Cash Collateral Associated with Derivative Contracts.  The FHLBNY reports derivative assets and derivative liabilities in its Statements of Condition after giving effect to legally enforceable master netting, or when an agreement is not available as with OTC cleared derivatives, enforceability is based on a legal analysis or legal opinion.

Reported Derivative assets and liabilities include interest receivable and payable on derivative contracts and the fair values of the derivative contracts.  The Bank records cash collateral received and posted in the Statements of Condition as an adjustment to Derivative assets and liabilities in the following manner — Cash collateral posted by the FHLBNY is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets.  Cash posted by the FHLBNY in excess of margin requirements is recorded as a receivable in Derivative assets.  No securities were either pledged or received as collateral for derivatives executed with swap counterparties at December 31, 2014 and 2013.

Premises, Software and Equipment

The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from four to five years.  Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the terms of the underlying leases, and amortization periods range up to five years.  The FHLBNY capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred, and would include gains and losses on disposal of premises and equipment in Other income (loss).

Consolidated Obligations

Accounting for Consolidated obligation debt.  The FHLBNY reports consolidated obligation bonds and discount notes at amortized cost, net of discounts and premiums.  If the consolidated obligation debt is hedged in a benchmark hedge, its carrying value will include hedging valuation adjustments, which will typically be the changes in the LIBOR index.  The carrying value of consolidated obligation debt elected under the FVO will be its fair value.  The FHLBNY records interest paid on consolidated obligation bond in interest expense.  The FHLBNY expenses the discounts on consolidated obligation discount notes, using the level-yield method, over the term of the related notes and amortizes the discounts and premiums on callable and non-callable consolidated bonds, also using the contractual level-yield method, over the term to maturity of the consolidated obligation bonds.

Concessions on Consolidated Obligations.  Concessions are paid to dealers in connection with the issuance of certain consolidated obligation bonds.  The Office of Finance prorates the amount of the concession to the FHLBNY based upon the percentage of the debt issued that is assumed by the FHLBNY.  Concessions paid on consolidated obligation bonds elected under the FVO are expensed as incurred.  Concessions paid on consolidated obligation bonds not designated under the FVO are deferred and amortized, using the contractual level-yield method, over the term to maturity of the consolidated obligation bond.  The FHLBNY charges to expense, as incurred, the concessions applicable to the sale of consolidated obligation discount notes because of their short maturities; amounts are recorded in consolidated obligations interest expense.

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

Earnings per Capital Share

Basic earnings per share is computed by dividing income available to stockholders by the weighted average number of shares outstanding for the period.  Capital stock classified as mandatorily redeemable capital stock is excluded from this calculation.  Basic and diluted earnings per share are the same, as the FHLBNY has no additional potential shares that may be dilutive.

Cash Flows

In the Statements of Cash Flows, the FHLBNY considers Cash and due from banks to be cash.  Federal funds sold, and securities purchased under agreements to resell are reported in the Statements of Cash Flows as investing activities.

Federal funds sold, securities purchased under agreements to resell, and deposits with other FHLBanks are deemed short-term under ASC 320 and therefore, net presentation is appropriate.

Derivative instruments — Cash flows from a derivative instrument that is accounted for as a fair value or cash flow hedge, including those designated as economic hedges, are reflected as cash flows from operating activities if the derivative instrument did not include “an other-than-insignificant” financing element at inception.  When the FHLBNY executes an off-market derivative, which would typically require an up-front cash exchange, the FHLBNY will analyze the transaction and would deem it to contain a financing element if the cash exchange is more than insignificant.  Financing elements are recorded as a financing activity in the Statements of cash flows.

Losses on debt extinguishment — In the Statements of Cash flows for the years ended December 31, 2014 and 2013,  net losses of $7.0 million and $9.6 million from debt retirement and debt transfer were included as part of financing activities.

Recently Adopted Significant Accounting Policies

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  On April 9, 2012, the Federal Housing Finance Agency (“FHFA”), the FHLBank’s regulator, issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that provided two part guidance.  The first guidance, which addresses the classification of assets, was adopted on January 1, 2014 as required.  Adoption had no impact on the results of operations, financial condition or cash flows.

The second guidance prescribes the timing of asset charge-offs if an asset is at 180 days or more past due, subject to certain conditions.  The guidance is effective January 1, 2015.  Under existing policies, the FHLBNY records a charge-off on MPF loans based upon the occurrence of a confirming event, which is typically the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure.  Adoption of the Advisory Bulletin will accelerate the timing of charge-offs.

The FHLBNY’s current practice is to record credit loss allowance on a loan level basis on all MPF loans delinquent 90 days or greater (for loans in bankruptcy status, an allowance is recorded regardless of delinquency status), and to measure the allowance based on the shortfall of the value of collateral (less estimated selling costs) to the recorded investment in the impaired loan.  The credit loss allowance on mortgage-loans that were past-due 180 days or more totaled $3.7 million, which amount would be charged off at January 1, 2015, reducing the allowance for credit losses and a corresponding reduction in total loans, with no change in Total Assets.  The FHLBNY has concluded its evaluation of the guidance and considers the impact of adoption to be insignificant to its results of operations, financial condition or cash flows.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  On August 27, 2014, the FASB issued ASU No. 2014-15, Going Concern (Subtopic 205-4) final guidance that requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact in the footnotes.  Management will also be required to evaluate and disclose whether its plans alleviate that doubt.  The new standard defines substantial doubt as when it is probable (i.e., likely) based on management’s assessment of relevant qualitative and quantitative information and judgment that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable).  The standard is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, and early adoption is permitted.  We are currently evaluating ASU No. 2014-15, but do not expect the impact of the required disclosures to be material.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  On June 12, 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The FASB’s objective in issuing the amendments in this ASU is to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions.  Stakeholders expressed concern that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity.  Under current U.S. GAAP, repurchase agreements that mature at the same time as the transferred financial asset (a repurchase-to-maturity transaction) generally are not considered to maintain the transferor’s effective control.  The ASU require two accounting changes.  First, the amendments change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings.  This guidance becomes effective for the FHLBNY for the first interim or annual period beginning after December 15, 2014 (January 1, 2015 for the FHLBNY), and early adoption is prohibited.  The changes in accounting for transactions outstanding on the effective date are required to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  The FHLBNY does not expect adoption to have any impact on its financial condition, results of operations and cash flows.

Revenue recognition. On May 28, 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers.  The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and improve comparability of revenue recognition practices across entities and industries, and provide more useful information to users of financial statements through improved disclosure requirements.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  The FHLBNY is in the process of evaluating this guidance.

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

Government-Guaranteed Mortgage loans upon foreclosure.  On August 8, 2014, the FASB issued ASU No. 2014-14, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.

ASU 2014-04 and ASU 2014-14 will be effective for interim and annual periods beginning after December 15, 2014 (January 1, 2015 for the FHLBNY), and adoption is not expected to have an impact on the FHLBNY’s financial condition, results of operations and cash flows.

Note   3.                                                   Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $38.4 million and $76.3 million as of December 31, 2014 and December 31, 2013, and includes member reserve balances in Other liabilities in the Statements of Condition.

Note   4.                                                   Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreements to Resell.

Federal funds sold — Federal funds sold are unsecured advances to third parties.

Interest-bearing deposits — Cash Collateral Posted to Derivative Counterparties — The FHLBNY executes derivatives with major swap dealers and financial institutions (“derivative counterparties” or “counterparties”), and enters into bilateral collateral agreements.  Beginning June 10, 2013, as mandated under the Dodd-Frank Act, certain of the FHLBNY’s derivatives are cleared and settled through one or several Derivative Clearing Organizations (“DCO”).  The FHLBNY considers the DCO as a derivative counterparty.  For both bilaterally executed derivatives and derivatives cleared through a DCO, when a derivative counterparty is exposed, the FHLBNY would post cash as pledged collateral to mitigate the counterparty’s credit exposure.

The FHLBNY had deposited $1.1 billion and $1.5 billion at December 31, 2014 and December 31, 2013 with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  See Credit Risk due to nonperformance by counterparties in Note 15.  Derivatives and Hedging Activities.

Securities purchased under agreements to resell — As part of the FHLBNY’s banking activities, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which marketable securities are taken as collateral.  The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral.  The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable.  The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  Under these agreements, the FHLBNY would not have the right to re-pledge the securities received.  Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions.  At December 31, 2014, outstanding balances were $800.0 million, and none at December 31, 2013.   Transaction balances averaged $901.4 million and $72.9 million for the years ended December 31, 2014 and December 31, 2013.

Interest income from securities purchased under agreements to resell were $481 thousand, $32 thousand and $86 thousand for the years ended December 31, 2014, 2013 and 2012.

Note   5.                                                   Held-to-Maturity Securities.

Major Security Types (in thousands)

	December 31, 2014
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$236,500	$—	$236,500	$21,891	$—	$258,391
Freddie Mac	68,510	—	68,510	5,281	—	73,791
Total pools of mortgages	305,010	—	305,010	27,172	—	332,182

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,941,093	—	2,941,093	36,164	—	2,977,257
Freddie Mac	1,895,889	—	1,895,889	19,514	—	1,915,403
Ginnie Mae	31,900	—	31,900	468	—	32,368
Total CMOs/REMICs	4,868,882	—	4,868,882	56,146	—	4,925,028

Commercial Mortgage-Backed Securities (1)
Fannie Mae	1,876,767	—	1,876,767	14,686	(3,452)	1,888,001
Freddie Mac	4,945,717	—	4,945,717	156,116	(5,666)	5,096,167
Total commercial mortgage-backed securities	6,822,484	—	6,822,484	170,802	(9,118)	6,984,168

Non-GSE MBS (b)
CMOs/REMICs	34,249	(359)	33,890	1,709	(914)	34,685

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	93,693	—	93,693	2,476	—	96,169
Home equity loans (insured) (c)	158,233	(32,476)	125,757	59,169	(167)	184,759
Home equity loans (uninsured)	96,831	(11,448)	85,383	13,124	(2,693)	95,814
Total asset-backed securities	348,757	(43,924)	304,833	74,769	(2,860)	376,742

Total MBS	12,379,382	(44,283)	12,335,099	330,598	(12,892)	12,652,805

Other
State and local housing finance agency obligations	813,080	—	813,080	204	(49,906)	763,378

Total Held-to-maturity securities	$13,192,462	$(44,283)	$13,148,179	$330,802	$(62,798)	$13,416,183

	December 31, 2013
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$307,818	$—	$307,818	$23,973	$—	$331,791
Freddie Mac	90,889	—	90,889	5,883	—	96,772
Total pools of mortgages	398,707	—	398,707	29,856	—	428,563

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	3,218,994	—	3,218,994	9,270	(13,919)	3,214,345
Freddie Mac	2,151,418	—	2,151,418	11,664	(5,065)	2,158,017
Ginnie Mae	43,565	—	43,565	591	—	44,156
Total CMOs/REMICs	5,413,977	—	5,413,977	21,525	(18,984)	5,416,518

Commercial Mortgage-Backed Securities (1)
Fannie Mae	1,663,465	—	1,663,465	6,798	(33,780)	1,636,483
Freddie Mac	3,942,932	—	3,942,932	94,191	(56,693)	3,980,430
Total commercial mortgage-backed securities	5,606,397	—	5,606,397	100,989	(90,473)	5,616,913

Non-GSE MBS (b)
CMOs/REMICs	50,260	(608)	49,652	1,653	(488)	50,817

Asset-Backed Securities (b)
Manufactured housing (insured) (c)	112,115	—	112,115	2,766	—	114,881
Home equity loans (insured) (c)	177,641	(38,664)	138,977	62,492	(196)	201,273
Home equity loans (uninsured)	115,242	(14,019)	101,223	14,704	(3,162)	112,765
Total asset-backed securities	404,998	(52,683)	352,315	79,962	(3,358)	428,919

Total MBS	11,874,339	(53,291)	11,821,048	233,985	(113,303)	11,941,730

Other
State and local housing finance agency obligations	714,880	—	714,880	758	(53,984)	661,654

Total Held-to-maturity securities	$12,589,219	$(53,291)	$12,535,928	$234,743	$(167,287)	$12,603,384

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

Note 1.    Commercial mortgage-backed securities (“CMBS”) — Agency issued CMBS are income-producing, multifamily properties.  Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.

Securities Pledged

The FHLBNY had pledged MBS with an amortized cost basis of $10.2 million and $11.7 million at December 31, 2014 and 2013 to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$49,997	$(3)	$269,642	$(49,903)	$319,639	$(49,906)
MBS Investment Securities
MBS-GSE
Fannie Mae	397,554	(1,153)	272,592	(2,299)	670,146	(3,452)
Freddie Mac	726,865	(348)	441,713	(5,318)	1,168,578	(5,666)
Total MBS-GSE	1,124,419	(1,501)	714,305	(7,617)	1,838,724	(9,118)
MBS-Private-Label	53	(1)	61,771	(3,390)	61,824	(3,391)
Total MBS	1,124,472	(1,502)	776,076	(11,007)	1,900,548	(12,509)
Total	$1,174,469	$(1,505)	$1,045,718	$(60,910)	$2,220,187	$(62,415)

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$281,191	$(53,984)	$281,191	$(53,984)
MBS Investment Securities
MBS-GSE
Fannie Mae	2,492,985	(47,699)	—	—	2,492,985	(47,699)
Freddie Mac	2,085,947	(61,758)	—	—	2,085,947	(61,758)
Total MBS-GSE	4,578,932	(109,457)	—	—	4,578,932	(109,457)
MBS-Private-Label	3,923	(3)	222,988	(3,990)	226,911	(3,993)
Total MBS	4,582,855	(109,460)	222,988	(3,990)	4,805,843	(113,450)
Total	$4,582,855	$(109,460)	$504,179	$(57,974)	$5,087,034	$(167,434)

The FHLBNY’s investments in housing finance agency bonds had gross unrealized losses totaling $49.9 million at December 31, 2014.  These gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of December 31, 2014, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  As a result, the FHLBNY expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the FHLBNY may experience OTTI in future periods.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$33,990	$33,069	$52,155	$50,490
Due after five years through ten years	37,615	36,771	48,915	47,690
Due after ten years	741,475	693,538	613,810	563,474
State and local housing finance agency obligations	813,080	763,378	714,880	661,654

Mortgage-backed securities
Due in one year or less	—	—	19	19
Due after one year through five years	2,561,843	2,589,028	1,665,395	1,692,238
Due after five years through ten years	4,380,717	4,519,973	4,119,354	4,110,550
Due after ten years	5,436,822	5,543,804	6,089,571	6,138,923
Mortgage-backed securities	12,379,382	12,652,805	11,874,339	11,941,730

Total Held-to-maturity securities	$13,192,462	$13,416,183	$12,589,219	$12,603,384

(a)         Amortized cost is after adjusting for a net premium of $38.3 million and $42.5 million at December 31, 2014 and December 31, 2013.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	December 31, 2014		December 31, 2013
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,595,060	$1,594,475	$1,797,590	$1,796,510
Floating	3,296,156	3,296,156	3,646,140	3,646,140
Total CMO	4,891,216	4,890,631	5,443,730	5,442,650
CMBS
Fixed	5,009,903	5,009,903	4,753,307	4,753,307
Floating	1,812,581	1,812,581	853,090	853,090
Total CMBS	6,822,484	6,822,484	5,606,397	5,606,397
Pass Thru (a)
Fixed	588,326	545,493	735,333	684,110
Floating	77,356	76,491	88,879	87,891
Total Pass Thru	665,682	621,984	824,212	772,001
Total MBS	12,379,382	12,335,099	11,874,339	11,821,048
State and local housing finance agency obligations
Fixed	16,610	16,610	35,535	35,535
Floating	796,470	796,470	679,345	679,345
Total State and local housing finance agency obligations	813,080	813,080	714,880	714,880
Total Held-to-maturity securities	$13,192,462	$13,148,179	$12,589,219	$12,535,928

(a) Includes MBS supported by pools of mortgages.

Impairment Analysis (OTTI) of GSE-issued and Private Label Mortgage-backed Securities

The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE or Agency securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSE’s guarantees of the securities.  Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates.

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, the reliance period is through December 31, 2015 (1 year).  For bond insurer Ambac, the reliance period at December 31, 2014 was expanded to be probable to cover 45% of shortfalls though December 31, 2018 (4 years); at December 31, 2013, reliance was probable for 25% of shortfalls for a one year period.  The improvement in the reliance period on Ambac at December 31, 2014 reflects management’s analysis that Ambac is now considered to be in a position to honor limited claims during the expanded period and also has the liquidity to make such payments.

OTTI Losses

No credit OTTI was recorded in 2014 and 2013.  In 2012, credit OTTI was $2.1 million.  The following table present the UPB, Fair values, and the Bond insurer at December 31, 2012 for securities that were determined to be OTTI in 2012 (in thousands):

					Twelve months ended
	December 31, 2012 (a)				December 31, 2012
	Insurer Ambac		Uninsured		OTTI (b)
Security		Fair		Fair	Credit	Non-credit
Classification	UPB	Value	UPB	Value	Loss	Loss

RMBS-Prime	$—	$—	$7,788	$7,045	$(305)	$24
HEL Subprime (c)	42,027	30,703	2,807	2,805	(1,746)	1,376
Total Securities	$42,027	$30,703	$10,595	$9,850	$(2,051)	$1,400

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

The following table provides roll-forward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Years ended December 31,
	2014	2013	2012
Beginning balance	$36,543	$36,782	$34,731
Additional credit losses for which an OTTI charge was previously recognized	—	—	2,051
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(1,650)	(239)	—
Ending balance	$34,893	$36,543	$36,782

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for private-label MBS at December 31, 2014 and December 31, 2013, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at December 31, 2014
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-5.1	1.7	12.1-29.6	22.9	34.4-83.8	54.3
RMBS Alt-A (d)	1.0-7.0	1.7	2.0-8.4	5.3	30.0-30.0	30.0
HEL Subprime (e)	1.0-10.3	3.8	2.0-23.9	4.9	22.7-100.0	65.7
Manufactured Housing Loans	2.8-4.1	3.6	2.7-3.8	3.1	76.0-83.3	80.6

	Key Base Assumptions - All PLMBS at December 31, 2013
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.2-3.9	1.1	8.5-31.5	16.7	30.0-55.4	44.8
RMBS Alt-A (d)	0.0-8.7	1.8	2.0-9.9	5.6	0.0-30.0	29.9
HEL Subprime (e)	1.0-9.1	4.2	2.0-16.2	5.1	20.6-100.0	64.5
Manufactured Housing Loans	2.8-5.7	4.6	2.2-3.5	2.7	76.3-82.1	79.8

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

The carrying value of an AFS security equals its fair value, and at December 31, 2014 and 2013, no AFS security was Other-than-temporarily impaired.  The following table provides major security types (in thousands):

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$537	$—	$—	$537
Equity funds (a)	9,310	1,579	(7)	10,882
Fixed income funds (a)	6,399	146	(17)	6,528
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,161,115	13,156	—	1,174,271
CMBS-Floating	41,692	517	—	42,209
Total Available-for-sale securities	$1,219,053	$15,398	$(24)	$1,234,427

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$228	$—	$—	$228
Equity funds (a)	4,578	1,766	—	6,344
Fixed income funds (a)	3,757	111	(33)	3,835
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,496,375	12,326	(59)	1,508,642
CMBS-Floating	43,098	394	—	43,492
Total Available-for-sale securities	$1,548,036	$14,597	$(92)	$1,562,541

(a)         The FHLBNY has a grantor trust to finance current and future payments for its employee supplemental pension plan.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values are readily available and investments are redeemable at short notice.  Dividend income and gains and losses from sales of funds were $0.8 million, $0.6 million and $0.2 million in 2014, 2013 and 2012 and were recorded in Other income.

Unrealized Losses — MBS Classified as AFS Securities (in thousands):

No security was in an unrealized loss position at December 31, 2014.  The following table summarizes unrealized losses at December 31, 2013 (in thousands):

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

MBS Investment Securities
MBS-GSE
Fannie Mae-CMOs	$54,638	$(35)	$—	$—	$54,638	$(35)
Freddie Mac-CMOs	51,075	(24)	—	—	51,075	(24)
Total	$105,713	$(59)	$—	$—	$105,713	$(59)

Impairment Analysis on AFS Securities — The FHLBNY’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations, which are “pass through” securities.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value

Mortgage-backed securities
Due after five years through ten years	$41,692	$42,209	$43,098	$43,492
Due after ten years	1,161,115	1,174,271	1,496,375	1,508,642
Fixed income/bond funds, equity funds and cash equivalents (b)	16,246	17,947	8,563	10,407

Total Available-for-sale securities	$1,219,053	$1,234,427	$1,548,036	$1,562,541

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trust are determined to be redeemable at short notice.

(c)          Amortized cost is net of unamortized (discounts) and premiums of ($3.8) million and ($5.2) million at December 31, 2014 and 2013.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Mortgage-backed securities
CMO floating - LIBOR	$1,161,115	$1,174,271	$1,496,375	$1,508,642
CMBS floating - LIBOR	41,692	42,209	43,098	43,492

Total Mortgage-backed securities (a)	$1,202,807	$1,216,480	$1,539,473	$1,552,134

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note   7.                                                         Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2014			December 31, 2013
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$43,044,026	0.68%	44.28%	$42,186,651	0.67%	47.54%
Due after one year through two years	17,322,868	2.10	17.82	10,190,479	1.64	11.48
Due after two years through three years	15,775,401	1.71	16.23	11,578,265	2.94	13.05
Due after three years through four years	7,053,431	2.10	7.26	7,990,999	2.79	9.00
Due after four years through five years	4,655,510	2.41	4.79	5,302,717	2.54	5.98
Thereafter	9,366,815	2.81	9.62	11,488,489	2.82	12.95

Total par value	97,218,051	1.49%	100.00%	88,737,600	1.66%	100.00%

Hedge valuation basis adjustments (b)	1,574,044			2,022,018
Fair value option valuation adjustments and accrued interest (c)	5,402			5,399

Total	$98,797,497			$90,765,017

(a)         The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps.  For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

(b)         Hedge valuation basis adjustments represent changes in the fair values of fixed-rate advances due to changes in LIBOR, the FHLBNY’s benchmark rate in a Fair value hedge.

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

Credit Risk.  The FHLBNY has policies and procedures in place to manage credit risk.  There were no past due advances and all advances were current for all periods in this report.  Management does not anticipate any credit losses, and accordingly, the FHLBNY has not provided an allowance for credit losses on advances.  Potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies.

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19.  Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 17.4% and 18.5% of total advances at December 31, 2014 and December 31, 2013.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.

As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs credit analysis of insurance borrowers quarterly.  The FHLBNY also requires member insurance companies to pledge, as collateral for the FHLBNY’s custody, highly-rated readily marketable securities and mortgages that meet the FHLBNY’s credit quality standards.  Appropriate minimum margins are applied to all collateral, and the margins are reviewed quarterly to adjust for price volatility.

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of December 31, 2014 and 2013, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY priority over the claims or rights of any other party.  The two exceptions are claims that would be entitled to priority under otherwise applicable law or perfected security interests.  All member obligations with the FHLBNY were fully collateralized throughout their entire term.  The total of collateral pledged to the FHLBNY includes excess collateral pledged above the minimum collateral requirements.  However, a “Maximum Lendable Value” is established to ensure that the FHLBNY has sufficient eligible collateral securing credit extensions.

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$327,112	15.63%	$369,280	19.46%
Fixed long-term single-family mortgages	1,765,661	84.37	1,528,033	80.54
Multi-family mortgages	63	—	65	—

Total par value	2,092,836	100.00%	1,897,378	100.00%

Unamortized premiums	41,046		37,086
Unamortized discounts	(2,544)		(2,966)
Basis adjustment (b)	2,408		1,822

Total mortgage loans held-for-portfolio	2,133,746		1,933,320
Allowance for credit losses	(4,507)		(5,697)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,129,239		$1,927,623

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

No loans were transferred to a “loan-for-sale” category.  From time to time, the FHLBNY may request a PFI to repurchase loans if the loan failed to comply with the MPF loan standards.  In 2014 and 2013, PFIs repurchased $3.5 million and $9.2 million of loans.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $22.1 million and $19.7 million at December 31, 2014 and 2013.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $1.8 million, $1.8 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Loan Losses

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The FHLBNY performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for losses inherent in the portfolio and to determine the likelihood of collection of the principal and interest.  Conventional mortgage loans that are past due 90 days or more, or classified under regulatory criteria (Sub-standard, Doubtful or Loss), and loans that are in bankruptcy regardless of their delinquency status, are evaluated separately on a loan level basis for impairment.  The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan.  The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features (except the “First Loss Account”) to provide credit assurance to the FHLBNY.  Conventional mortgage loans, except Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”) insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.  Management determines the liquidation value of the real-property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.  This methodology is applied on a loan level basis.  When a loan is foreclosed and the FHLBNY takes possession of real estate, and will charge any excess carrying value over the net realizable value of the foreclosed loan to the allowance for credit losses.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Years ended December 31,
	2014	2013	2012
Allowance for credit losses:
Beginning balance	$5,697	$6,982	$6,786
Charge-offs	(771)	(2,155)	(1,662)
Recoveries	201	896	847
(Reversal)/Provision for credit losses on mortgage loans	(620)	(26)	1,011
Ending balance	$4,507	$5,697	$6,982

Ending balance, individually evaluated for impairment	$4,507	$5,697	$6,982

Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance	$27,389	$28,321	$31,596
Not impaired, no related allowance	1,949,490	1,793,895	1,754,852
Total uninsured mortgage loans	$1,976,879	$1,822,216	$1,786,448

Collectively evaluated for impairment (b)
Impaired, with or without a related allowance	$1,275	$1,277	$413
Not impaired, no related allowance	165,978	118,956	71,741
Total insured mortgage loans	$167,253	$120,233	$72,154

(a)

Allowances for credit losses on individual impaired loans have generally remained flat or lower, in line with improvements in collateral values, consistent with the improving housing prices/liquidation values of real property securing impaired loans in the states of New York and New Jersey.

(b)

FHA- and VA loans are collectively evaluated for impairment. Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	December 31, 2014	December 31, 2013
Total Mortgage loans, net of allowance for credit losses (a)	$2,129,239	$1,927,623
Non-performing mortgage loans - Conventional (b)	$24,709	$26,243
Insured MPF loans past due 90 days or more and still accruing interest (b)	$1,217	$1,218

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

The following table summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	December 31, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment
With no related allowance:
Conventional MPF Loans (a)(b)	$10,713	$10,692	$—	$9,754
With an allowance:
Conventional MPF Loans (a)	16,676	16,673	4,507	18,517
Total Conventional MPF Loans (a)	$27,389	$27,365	$4,507	$28,271

	December 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment
With no related allowance:
Conventional MPF Loans (a)(b)	$9,309	$9,282	$—	$10,180
With an allowance:
Conventional MPF Loans (a)	19,012	19,046	5,697	20,468
Total Conventional MPF Loans (a)	$28,321	$28,328	$5,697	$30,648

(a)

Based on analysis of the nature of risks of the FHLBNY’s investments in MPF loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.

(b)	Collateral values, net of estimated costs to sell, exceeded the recorded investments in impaired loans and no allowances were deemed necessary.
(c)

Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Years ended December 31,
	2014	2013	2012

Interest contractually due (a)	$1,423	$1,471	$1,471
Interest actually received	1,336	1,370	1,393

Shortfall	$87	$101	$78

(a)         Represents the amount of interest accrual on non-accrual uninsured loans that were not recorded as income.  For more information about the FHLBNY’s policy on non-accrual loans, see Note 1.  Significant Accounting Policies.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	December 31, 2014			December 31, 2013
	Conventional	Insured	Other	Conventional	Insured		Other
	MPF Loans	Loans	Loans	MPF Loans	Loans		Loans
Mortgage loans:
Past due 30 - 59 days	$23,212	$6,312	$—	$20,612	$1,947		$—
Past due 60 - 89 days	5,578	886	—	4,956	189		—
Past due 90 - 179 days	3,198	740	—	4,231	911		—
Past due 180 days or more	21,526	535	—	22,001	366		—
Total past due	53,514	8,473	—	51,800	3,413		—
Total current loans	1,923,302	158,780	63	1,770,350	116,820		66
Total mortgage loans	$1,976,816	$167,253	$63	$1,822,150	$120,233		$66
Other delinquency statistics:
Loans in process of foreclosure, included above	$17,032	$413	$—	$15,989	$236		$—
Number of foreclosures outstanding at period end	119	10	—	113	8		—
Serious delinquency rate (a)	1.25%	0.76%	—%	1.45%	1.06%		—%
Serious delinquent loans total used in calculation of serious delinquency rate	$24,724	$1,275	$—	$26,358	$1,277		$—
Past due 90 days or more and still accruing interest	$—	$1,275	$—	$—	$1,277		$—
Loans on non-accrual status	$24,724	$—	$—	$26,232	$—		$—
Troubled debt restructurings:
Loans discharged from bankruptcy (c)	$10,029	$324	$—	$9,511	$444	(b)	$—
Modified loans under MPF® program	$1,009	$—	$—	$817	$—		$—
Real estate owned	$1,980			$1,772

(a)	Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.
(b)	Previously we had reported the data under the category “Modified loans under the MPF program”.
(c)

Loans discharged from Chapter 7 bankruptcies are considered as TDR. In the 2013 periods, loans discharged from Chapter 13 were also included. Balances at December 31, 2013 have been modified for the change in classification and had no impact on the financial statements other than the disclosure.

Troubled Debt Restructurings (“TDRs”) and MPF modification standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2015.  This modification plan was made available to homeowners currently in default or imminent danger of default and only 6 MPF loans had been modified under the plan and outstanding at December 31, 2014.  Due to the insignificant numbers of loans modified and considered to be TDR, forgiveness and other information with respect to the modifications have been omitted.

Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balance was $0.5 million and $0.4 million at December 31, 2014 and 2013.  A MPF loan involved in the troubled debt restructuring program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a non-performing TDR loan and will continue to be evaluated individually for credit losses until the MPF loan is performing to its original terms.  The credit loss would be based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs, and $10.0 million and $9.5 million of such loans were outstanding at December 31, 2014 and 2013.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more, and $0.2 million were impaired due to their past due delinquency status at December 31, 2014.  The allowance for credit losses associated with those loans was $0.1 million.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	December 31, 2014			December 31, 2013
Recorded Investment Outstanding	Performing	Non- performing	Total TDR	Performing	Non- performing	Total TDR
Troubled debt restructurings (TDR) (a) (b) :
Loans discharged from bankruptcy	$9,800	$229	$10,029	$8,706	$805	$9,511
Modified loans under MPF® program	422	587	1,009	451	366	817
Total troubled debt restructurings	$10,222	$816	$11,038	$9,157	$1,171	$10,328
Related Allowance			$612			$592

(a) Insured loans were not included in the calculation for troubled debt restructuring.

(b) Loans discharged from Chapter 7 bankruptcy are also considered as TDR.

Note   9.                                                         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	December 31, 2014	December 31, 2013
Interest-bearing deposits
Interest-bearing demand	$1,958,518	$1,865,399
Term (a)	27,000	38,000
Total interest-bearing deposits	1,985,518	1,903,399
Non-interest-bearing demand	13,401	25,941
Total deposits (b)	$1,998,919	$1,929,340

(a)         Term deposits were for periods of one year or less.

(b)         Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC.  Deposits are received in the ordinary course of the FHLBNY’s business.  The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained by the FDIC with the FHLBNY; for more information, see Securities Pledged in Note 5.  Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits (a)	$1,985,518	0.03%	$1,903,399	0.04%
Non-interest-bearing deposits	13,401		25,941
Total deposits	$1,998,919		$1,929,340

(a)         Primarily adjustable rate

Note   10.                                            Consolidated Obligations.

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.8 trillion as of December 31, 2014 and 2013.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	December 31, 2014	December 31, 2013
Percentage of unpledged qualifying assets to consolidated obligations	107%	108%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Consolidated obligation bonds-amortized cost	$73,020,550	$72,929,931
Hedge valuation basis adjustments (a)	387,371	261,480
Hedge basis adjustments on terminated hedges (b)	119,500	75,500
FVO (c) - valuation adjustments and accrued interest	8,122	8,401

Total Consolidated obligation-bonds	$73,535,543	$73,275,312

Discount notes-amortized cost	$50,041,041	$45,868,730
FVO (c) - valuation adjustments and remaining accretion	3,064	1,740

Total Consolidated obligation-discount notes	$50,044,105	$45,870,470

(a)	Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds due to changes in LIBOR, the FHLBNY’s benchmark rate in a Fair value hedge.
(b)

Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a qualifying hedge relationship. The valuation basis at the time of hedge termination is amortized as a yield adjustment through Interest expense.

(c)	Valuation adjustments represent changes in the full fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2014			December 31, 2013
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$40,697,005	0.36%	55.75%	$47,718,425	0.35%	65.47%
Over one year through two years	12,668,090	0.64	17.35	9,307,800	1.05	12.77
Over two years through three years	8,179,800	1.27	11.21	3,097,960	1.22	4.25
Over three years through four years	2,855,780	1.43	3.91	2,182,390	2.15	2.99
Over four years through five years	2,482,500	1.53	3.40	2,672,340	1.41	3.67
Thereafter	6,115,380	2.67	8.38	7,907,210	2.34	10.85

Total par value	72,998,555	0.78%	100.00%	72,886,125	0.79%	100.00%

Bond premiums (b)	49,537			68,737
Bond discounts (b)	(27,542)			(24,931)
Hedge valuation basis adjustments (c)	387,371			261,480
Hedge basis adjustments on terminated hedges (d)	119,500			75,500
FVO (e) - valuation adjustments and accrued interest	8,122			8,401

Total Consolidated obligation-bonds	$73,535,543			$73,275,312

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of bond premiums and discounts resulted in net reduction of interest expense of $26.5 million, $55.3 million and $59.1 million in 2014, 2013 and 2012.
(c)	Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds due to changes in LIBOR, the benchmark rate for the FHLBNY in a Fair value hedge.
(d)

Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a hedging relationship. The valuation basis at the time of hedge termination is being amortized as a yield adjustment through Interest expense. Amortization recorded as interest expense was $3.3 million in 2014 compared to $3.7 million in 2013, and $4.1 million in 2012.

(e)	Valuation adjustments represent changes in the full fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$53,659,055	73.51%	$51,487,625	70.64%
Fixed-rate, callable	9,419,500	12.90	7,292,500	10.01
Step Up, callable	2,040,000	2.80	2,026,000	2.78
Step Down, callable	25,000	0.03	25,000	0.03
Single-index floating rate	7,855,000	10.76	12,055,000	16.54

Total par value	72,998,555	100.00%	72,886,125	100.00%

Bond premiums	49,537		68,737
Bond discounts	(27,542)		(24,931)
Hedge valuation basis adjustments (a)	387,371		261,480
Hedge basis adjustments on terminated hedges (b)	119,500		75,500
FVO (c) - valuation adjustments and accrued interest	8,122		8,401

Total Consolidated obligation-bonds	$73,535,543		$73,275,312

(a)	Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds due to changes in LIBOR, the FHLBNY’s benchmark rate in a Fair value hedge.
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

The FHLBNY’s outstanding consolidated obligation — discount notes were as follows (dollars in thousands):

	December 31, 2014	December 31, 2013

Par value	$50,054,103	$45,876,381
Amortized cost	$50,041,041	$45,868,730
Fair value option valuation adjustments (a)	3,064	1,740
Total discount notes	$50,044,105	$45,870,470

Weighted average interest rate	0.08%	0.07%

(a)         Valuation adjustments represent changes in the full fair values of discount notes elected under the FVO.

Note   11.                                            Affordable Housing Program.

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program.  Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to its members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  Annually, the FHLBanks must set aside, in aggregate, the greater of $100 million or 10% of regulatory income for the AHP.  The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability.  The FHLBNY relieves the AHP liability as members use the subsidies.  If the result of the aggregate 10% calculation described above is less than $100 million for all twelve FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s pre-assessment income to the sum of total pre-assessment income for all 12 FHLBanks.  There were no shortfalls in any periods in this report.

Each FHLBank accrues this expense monthly based on its income before assessments.  Pre-assessment income is net income before the AHP assessment.  If a FHLBank experienced a loss during a quarter, but still had income for the year, the FHLBank’s obligation to the AHP would be calculated based on the FHLBank’s year-to-date income.  If the FHLBank had income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation.  If the FHLBank experienced a loss for a full year, the FHLBank would have no obligation to the AHP for the year unless the aggregate 10% calculation described above was less than $100 million for all 12 FHLBanks, if it were, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million.   The proration would be made on the basis of a FHLBank’s income in relation to the income of all FHLBanks for the previous year.   Each FHLBank’s required annual AHP contribution is limited to its annual net earnings.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2014	2013	2012
Beginning balance	$123,060	$134,942	$127,454
Additions from current period’s assessments	35,094	33,958	40,286
Net disbursements for grants and programs	(44,610)	(45,840)	(32,798)
Ending balance	$113,544	$123,060	$134,942

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

The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets.  On July 2, 2014, the FHLBNY informed its membership of certain amendments to the FHLBNY’s Capital Plan (“Plan”).  The amendments to the Plan became effective on August 1, 2014, and reduced the capital stock purchase requirement for membership of the FHLBNY from 20 basis points to 15 basis points of members’ mortgage-related assets, subject to a $1,000 minimum.  On August 1, 2014, the FHLBNY repurchased $373.7 million of excess Membership stock as a result of the reduction in the Membership stock requirement.  The FHLBNY remains in compliance with all capital requirements.

Activity based stock is issued on a percentage of outstanding balances of advances, MPF loans and certain commitments.

Membership and Activity-based Class B capital stock have the same voting rights and dividend rates.  Members can redeem Class B stock by giving five years notice.  The FHLBNY’s capital plan does not provide for the issuance of Class A capital stock.

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

The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented, and met the “adequately capitalized” classification, which is the highest rating, under the capital rule.  However, the Finance Agency has discretion to reclassify a FHLBank and to modify or add to the corrective action requirements for a particular capital classification.  If the FHLBNY became classified into a capital classification other than adequately capitalized, the Bank could be adversely impacted by the corrective action requirements for that capital classification.

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

•                  Critically undercapitalized.   A FHLBank is critically undercapitalized if either (1) the amount of total capital held by the FHLBank is less than two percent of the FHLBank’s total assets or (2) a significantly undercapitalized FHLBank fails to submit or adhere to a Finance Agency Director-approved capital restoration plan in conformance with regulatory requirements.  The Director of the Finance Agency may place a FHLBank in conservatorship or receivership.  A FHLBank will be placed in mandatory receivership if (1) the assets of a FHLBank are less than its obligations during a 60-day period or (2) the FHLBank has not being paying its debts on a regular basis, or during a 60-day period.  Until such time the Finance Agency is appointed as conservator or receiver for a critically undercapitalized FHLBank, the FHLBank is subject to all mandatory restrictions and obligations applicable to a significantly undercapitalized FHLBank.

Each required capital restoration plan must be submitted within 15 business days following notice from the Director of the Finance Agency unless an extension is granted and is subject to the Director of the Finance Agency’s review and must set forth a plan to restore permanent and total capital levels to levels sufficient to fulfill its risk-based and minimum capital requirements.

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

If the FHLBNY became classified into a capital classification other than adequately capitalized, the FHLBNY could be adversely impacted by the corrective action requirements for that capital classification.

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2014		December 31, 2013
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a) (e)	$631,508	$6,682,045	$655,458	$6,593,921
Total capital-to-asset ratio	4.00%	5.03%	4.00%	5.14%
Total capital (b)	$5,313,015	$6,682,045	$5,133,316	$6,593,921
Leverage ratio	5.00%	7.55%	5.00%	7.71%
Leverage capital (c)	$6,641,268	$10,023,068	$6,416,645	$9,890,881

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	December 31, 2014	December 31, 2013

Redemption less than one year	$95	$4,081
Redemption from one year to less than three years	5,159	5,174
Redemption from three years to less than five years	11,567	12,028
Redemption from five years or greater	2,379	2,711

Total	$19,200	$23,994

Voluntary and Involuntary Withdrawal and Changes in Membership — Changes in membership due to mergers were not significant in 2014 and 2013.  When a member is acquired by a non-member, the FHLBNY reclassifies stock of the member to a liability on the day the member’s charter is dissolved.  Under existing practice, the FHLBNY repurchases Class B2 capital stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances.  Class B1 membership stock held by former members is re-calculated and repurchased annually (See amendments to the FHLBNY’s Capital Plan in 2014, which resulted in re-purchases in 2014).

The following table provides withdrawals and terminations in membership:

	Years ended December 31,
	2014	2013

Voluntary Termination/Notices Received and Pending	1	2

Involuntary Termination (a)	2	1

Non-member due to merger	—	3

(a)         The Board of Directors of FHLBank may terminate the membership of any institution that: (1) fails to comply with any requirement of the FHLBank Act, any regulation adopted by the Finance Agency, or any requirement of the FHLBNY’s capital plan; (2) becomes insolvent or otherwise subject to the appointment of a conservator, receiver, or other legal custodian under federal or state law; or (3) would jeopardize the safety or soundness of the FHLBank if it was to remain a member.

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended ended December 31,
	2014	2013	2012

Beginning balance	$23,994	$23,143	$54,827
Capital stock subject to mandatory redemption reclassified from equity	—	5,123	7,576
Redemption of mandatorily redeemable capital stock (a)	(4,794)	(4,272)	(39,260)
Ending balance	$19,200	$23,994	$23,143
Accrued interest payable (b)	$197	$243	$266

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rates were 4.05%, 4.00% and 4.50% for 2014, 2013, and 2012 on mandatorily redeemable capital stock.

Restricted Retained Earnings

Under the 12 FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), beginning with the third quarter of 2011, each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $220.1 million and $157.1 million as restricted retained earnings in the FHLBNY’s Capital at December 31, 2014 and 2013.

Note 13.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2014	2013	2012

Net income	$314,923	$304,642	$360,734

Net income available to stockholders	$314,923	$304,642	$360,734

Weighted average shares of capital	55,524	50,532	46,718
Less: Mandatorily redeemable capital stock	(219)	(243)	(376)
Average number of shares of capital used to calculate earnings per share	55,305	50,289	46,342

Basic earnings per share	$5.69	$6.06	$7.78

Note 14.                                                  Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the FHLBNY maintains a nonqualified Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The BEP is an unfunded plan.

In the first quarter of 2014, the Board of Directors of the FHLBNY voted to make changes to the Pentegra DB Plan and the BEP plan effective July 1, 2014 for new employees hired on or after the effective date; changes to the plans will reduce obligations and expenses for the new employees when the employees become eligible for the pension benefits, and changes had no significant impact on the financial obligations as of December 31, 2014.

The FHLBNY has a Retiree Medical Benefit Plan for retired employees and for eligible employees.  The plan is an unfunded plan.  The Board of Directors of the FHLBNY voted to amend the plan in the first quarter of 2014, and employees were notified in late March 2014.  As a result, the Retiree Medical Benefits Plan is no longer offered to active employees who will not have completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015, the effective date of the amendment.  For those employees who qualify to remain in the plan, the current Defined Dollar Plan subsidy will be reduced by 50% for all service earned after December 31, 2014, and the annual “Cost of Living Adjustment” will be eliminated.  The impact of the amendments to the postretirement health benefit plan is summarized in Postretirement Health Benefit Plan.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the years ended (in thousands):

	Years ended December 31,
	2014	2013	2012
Defined Benefit Plan (a)	$6,385	$863	$1,688
Benefit Equalization Plan (defined benefit) (b)	3,488	3,956	3,633
Defined Contribution Plan	1,659	1,560	1,523
Postretirement Health Benefit Plan (c)	124	1,519	1,398

Total retirement plan expenses	$11,656	$7,898	$8,242

(a)         The Moving Ahead for Progress Act for the 21st Century (“MAP-21”), introduced into law in 2012, effectively reduced the minimum required pension contributions for plan sponsors.  The effect of MAP-21 on pension contributions was expected to begin phasing out in 2014.  On August 8, 2014, President Obama signed into law the Highway and Transportation Funding Act of 2014 (“HATFA”), which extended the pension relief provisions in MAP-21.  The minimum contributions funded, based on the MAP-21 relief, were $0.8 million for the plan year ended June 30, 2013 and $1.0 million for the plan year ended June 30, 2014.  The minimum contribution under HATFA of $1.1 million was funded in the fourth quarter of 2014 for the plan year ended June 30, 2015.  The FHLBNY made an additional contribution of $5.4 million for credit applied to the plan year ended June 30, 2014, and the amount was expensed in the fourth quarter of 2014.

(b)         A pension expense for the BEP, a non-qualified plan is not eligible for relief under MAP-21 and HATFA.  Pension expense was $3.5 million in 2014, a decline from $4.0 million in 2013 and $3.6 million in 2012.  Decline in 2014 expense was due to lower amortization of previously recorded cumulative loss in AOCI.

(c)          Expense for the Postretirement Health Benefit Plan has declined due to plan amendments that have restricted new participants.

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

The following table presents multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2014	2013 (c)	2012

Net pension cost charged to compensation and benefit expense for the year ended December 31	$6,385	$863	$1,688
Contributions allocated to plan year ended June 30	$6,319	$756	$2,620
Pentegra DB Plan funded status as of July 1 (a)	111.31%	101.31%	108.22%
FHLBNY’s funded status as of July 1 (b)	113.36%	105.12%	115.88%

(a)         Funded status is based on actuarial valuation of the Pentegra DB Plan, and includes all participants’ allocated to plan years and known at the time of the preparation of the actuarial valuation.  The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year.  Funded status remains preliminary until the Form 5500 is filed no later than April 15 of 2015 and 2016 for the plan years ended June 30, 2014 and 2015.

For information with respect to contributions made by the FHLBNY, see previous Table — Retirement Plan Expenses Summary.

(b)         Based on cash contributions made through December 31, 2014 and allocated to the DB Plan year(s).  The funded status may increase because the FHLBNY is permitted to make contribution through March 15 of the following year.

(c)         The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2013.

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

The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2014	2013

Accumulated benefit obligation	$41,543	$28,376
Effect of future salary increases	6,283	6,311
Projected benefit obligation	47,826	34,687
Unrecognized prior service credit/(cost)	101	154
Unrecognized net (loss)/gain	(22,438)	(11,610)

Accrued pension cost	$25,489	$23,231

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2014	2013

Projected benefit obligation at the beginning of the year	$34,687	$36,241
Service	709	864
Interest	1,605	1,352
Benefits paid	(1,266)	(798)
Actuarial loss/(gain) (a)	12,091	(2,972)

Projected benefit obligation at the end of the year	$47,826	$34,687

(a)  Actuarial loss in 2014 resulted from change in discount rate, the adoption of the October 2014 mortality table (with “white collar adjustment”), and refinement to demographic experience.

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

Amounts recognized in AOCI for the BEP plan were as follows (in thousands):

	December 31,
	2014	2013

Net loss/(gain)	$22,438	$11,610
Prior service (credit)/cost	(101)	(154)

Accumulated other comprehensive loss	$22,337	$11,456

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2014	2013

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	1,266	798
Benefits paid	(1,266)	(798)
Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Service cost	$709	$864	$764
Interest cost	1,605	1,352	1,300
Amortization of unrecognized net loss/(gain)	1,227	1,793	1,622
Amortization of unrecognized past service liability	(53)	(53)	(53)

Net periodic benefit cost	$3,488	$3,956	$3,633

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2014	2013

Net loss/(gain)	$12,091	$(2,972)
Amortization of net (loss)/gain	(1,227)	(1,793)
Amortization of prior service cost	53	53

Total recognized in other comprehensive income	$10,917	$(4,712)
Total recognized in net periodic benefit cost and other comprehensive income	$14,405	$(756)

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2015

Expected amortization of net loss/(gain)	$2,272
Expected amortization of past service liability	$(53)
Expected amortization of transition obligation/(asset)	$—

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012

Discount rate (a)	3.81%	4.73%	3.80%
Salary increases	4.50%	5.50%	5.50%
Amortization period (years)	8	7	7
Benefits paid during the period	$(1,266)	$(798)	$(759)

(a)         The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2015	$1,670
2016	1,724
2017	1,788
2018	1,862
2019	1,973
2020-2024	11,820

Total	$20,837

The net periodic benefit cost for 2015 is expected to be $4.7 million ($3.5 million in 2014).

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan is for retired employees and for eligible employees, and is an unfunded plan.  As discussed previously, the plan was amended in the first quarter of 2014, and employees were notified in late March 2014.  The Retiree Medical Benefits Plan will no longer be offered to active employees who have not completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015, the effective date of the amendment.  For those employees who qualify to remain in the plan, the current Defined Dollar Plan subsidy will be reduced by 50% for all service earned after December 31, 2014, and the annual “Cost of Living Adjustment” will be eliminated.  The impact of the amendments to the postretirement health benefit plan is summarized below.

The negative plan amendments (as defined in Accounting Standards Codification ASC 715-60-55) resulted in a reduction of $8.8 million in plan obligations at the time of the amendments.  Prior to the plan amendments, the net periodic benefit cost was estimated to be $2.0 million for 2014; after the amendments, the net periodic benefit cost charged to 2014 was $0.1 million; service, interest and other costs were almost entirely offset by amortization of gains due to plan amendments.

The table below summarizes the impact of the amendments (in thousands):

Postretirement Health Benefit Plan — Plan Amendments

				Amounts Remaining in
				AOCI
	Net Periodic	Other	Postretirement		Prior
	Postretirement	Comprehensive	Benefit	Net	Service
	Benefit Cost	Income	Liability	Gain/(Loss)	Cost
Beginning of the period - December 31, 2013			$(20,428)	$3,047	$—

Plan amendment		$(8,821)	8,821	—	(8,821)
Recognition of components of net periodic postretirement benefit cost:
Service cost	$218		(218)
Interest cost	248		(248)
Amortization of loss	53	(53)		(53)
Total net periodic postretirement benefit cost	$519
Net actuarial loss		2,737	(2,737)	2,737
Total other comprehensive income		$(6,137)
Benefit payments			185
Net change			5,803	2,684	(8,821)
End of the period - March 31, 2014			$(14,625)	$5,731	$(8,821)

Plan amendment		198	(198)	—	198
Recognition of components of net periodic postretirement benefit cost:
Service cost	208		(208)
Interest cost	346		(346)
Amortization of loss	372	(372)		(372)
Amortization of prior service credit	(1,321)	1,321			1,321
Total net periodic postretirement benefit cost	$124
Net actuarial loss		1,016	(1,016)	1,016
Total other comprehensive income		$(3,974)
Benefit payments			757
Net change			(1,011)	644	1,519
End of the period - December 31, 2014			$(15,636)	$6,375	$(7,302)

Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate assumption of 3.65%.  At December 31, 2014, the effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $51.4 thousand ($370.6 thousand at December 31, 2013) and an increase in APBO of $1.4 million ($3.3 million at December 31, 2013).  At December 31, 2014, the effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $43.5 thousand ($293.8 thousand at December 31, 2013) and a decrease in APBO of $1.2 million ($2.7 million at December 31, 2013).

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013

Accumulated postretirement benefit obligation at the beginning of the year	$20,428	$21,579
Service cost	426	945
Interest cost	594	803
Plan Amendments	(8,623)	—
Actuarial loss/(gain)	3,753	(2,314)
Plan participant contributions	142	110
Actual benefits paid	(1,132)	(741)
Retiree drug subsidy reimbursement	48	46
Accumulated postretirement benefit obligation at the end of the year	15,636	20,428
Unrecognized net gain	—	—
Accrued postretirement benefit cost (a)	$15,636	$20,428

(a)         At December 31, 2014, the October 2014 mortality table (with “white collar adjustment”) was adopted.  The impact of adoption was not significant.

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2014	2013

Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	990	631
Plan participant contributions	142	110
Actual benefits paid	(1,132)	(741)
Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2014	2013

Prior service (credit)/cost	$(7,302)	$—
Net loss/(gain)	6,375	3,047
Accrued pension cost	$(927)	$3,047

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2015

Expected amortization of net loss/(gain)	$1,034
Expected amortization of prior service (credit)/cost	$(1,761)
Expected amortization of transition obligation/(asset)	$—

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2014	2013	2012

Service cost (benefits attributed to service during the period)	$426	$945	$999
Interest cost on accumulated postretirement health benefit obligation	594	803	793
Amortization of loss/(gain)	425	414	337
Amortization of prior service (credit)/cost	(1,321)	(643)	(731)

Net periodic postretirement health benefit cost	$124	$1,519	$1,398

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2014	2013

Net loss/(gain)	$3,753	$(2,314)
Prior service (credit)/cost	(8,623)	—
Amortization of net (gain)/loss	(425)	(414)
Amortization of prior service cost/(credit)	1,321	643

Total recognized in other comprehensive income	$(3,974)	$(2,085)

Total recognized in net periodic benefit cost and other comprehensive income	$(3,850)	$(566)

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Key assumptions (a) and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2014	2013	2012

Weighted average discount rate	3.65%	4.73%	3.80%

Health care cost trend rates:
Assumed for next year
Pre 65	7.75%	8.00%	7.50%
Post 65	7.25%	7.50%	7.50%
Pre 65 Ultimate rate	5.00%	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2022	2022	2018
Post 65 Ultimate rate	5.00%	5.00%	5.50%
Post 65 Year that ultimate rate is reached	2022	2022	2018
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

(a)         The discount rates were based on the Citigroup Pension Liability Index adjusted for duration at December 31, in each of three years.

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2015	$659
2016	706
2017	754
2018	810
2019	860
2020-2024	4,649

Total	$8,438

The postretirement health benefit plan accrual for 2015 is expected to be $0.2 million ($0.1 million in 2014).

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

Fair value hedges — In a typical transaction, fixed-rate consolidated obligations are issued by the FHLBNY and could simultaneously enter into a matching derivative in which the counterparty pays to the FHLBNY fixed cash flows designed to mirror in timing and amount the cash outflows the FHLBNY pays on the consolidated obligations.

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

When such transactions qualify for hedge accounting, they are treated as a Cash flow hedge.  The interest-rate swap is recorded on the balance sheet and in AOCI at fair value.  Changes in fair values of the hedging derivatives are reflected in AOCI to the extent the hedges are effective.  Hedge ineffectiveness, if any, is recorded in current earnings.  Fair values in AOCI are reclassified into interest expense at the same time as when the interest expense from the discount note or the anticipated debt impacts interest income.  Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.  The two Cash flow strategies are described below:

•                  Cash Flow Hedges of Anticipated Consolidated Bond Issuance — The FHLBNY enters into interest-rate swaps on the anticipated issuance of debt to “lock in” the interest to be paid for the cost of funding.  The swap is terminated upon issuance of the debt instrument, and amounts recorded in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.

•                  Cash Flow Hedges of Rolling Issuance of Discount Notes — The FHLBNY executes long-term pay-fixed, receive-variable interest rate swaps as hedges of the variable quarterly interest payments on the discount note borrowing program.  In this program, the Bank issues a series of discount notes with 91-day terms over periods, up to 14 years.  The FHLBNY will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures.  The interest rate swaps require a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment.  The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuance every 91 days.  The fair values of the interest rate swaps are recorded in AOCI and ineffectiveness, if any, is recorded in earnings.  Amounts recorded in AOCI are reclassified to earnings in the same periods in which interest expenses are affected by the variability of the cash flows of the discount notes.

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

Advances

The FHLBNY offers a wide array of advances structures to meet members’ funding needs.  These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options.  The FHLBNY may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of its funding liabilities.

Fair value hedges — In general, whenever a member executes a longer-term fixed rate advance, or a fixed or variable-rate advance with call or put or other embedded options, the FHLBNY will simultaneously execute a derivative transaction with terms that offset the terms of the fixed rate advance, or terms of the advance with embedded put or call options.  When such instruments are conceived, designed and structured, our control procedures require the identification and evaluation of embedded derivatives, as defined under accounting standards for derivatives and hedging activities.

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

Mortgage Loans

Mortgage loans are fixed-rate MPF loans held-for-portfolio, and the FHLBNY manages the interest rate and prepayment risk associated with mortgages through debt issuance, without the use of derivatives.  Firm commitments to purchase or deliver mortgage loans are accounted for as a derivative.  See “Firm Commitment Strategies” described below.

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

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding were $110.0 million and $130.0 million at December 31, 2014 and 2013.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

Other Economic Hedges

The derivatives in economic hedges are considered freestanding and changes in the fair values of the swaps are  recorded through income.  In general, economic hedges comprised of (1). Interest rate caps to hedge balance sheet risk, specifically interest rate risk from certain capped floating rate investment securities, and (2). Interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges.

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

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors.  The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives.  The majority of OTC derivative contracts are primarily bilateral contracts between the FHLBNY and the swap counterparties that are executed and settled bilaterally with counterparties, rather than settling the transaction with a derivative clearing house (“DCO”).  Beginning on June 10, 2013, certain of the FHLBNY’s OTC derivatives are executed bilaterally with executing swap counterparties, then cleared and settled through one or more DCO as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (“FCM”) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

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

Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation

The following table presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP (“Derivative instruments - Nettable”).  Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting.  Where such a legal analysis has not been either sought or obtained, the receivables were not netted, and were reported as Derivative instruments - Not Nettable (in thousands):

	December 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$334,655	$1,738,894	$609,910	$2,378,650
Cleared derivatives	267,317	154,591	24,481	57,177
Total gross recognized amount	601,972	1,893,485	634,391	2,435,827
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(324,553)	(1,393,661)	(602,074)	(2,029,532)
Cleared derivatives	(238,349)	(154,591)	10,982	(57,177)
Total gross amounts of netting adjustments and cash collateral	(562,902)	(1,548,252)	(591,092)	(2,086,709)
Net amounts after offsetting adjustments
Bilateral derivatives	10,102	345,233	7,836	349,118
Cleared derivatives	28,968	—	35,463	—
Total net amounts after offsetting adjustments	39,070	345,233	43,299	349,118
Derivative instruments -Not Nettable
Delivery commitments (a)	53	9	3	32
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$39,123	$345,242	$43,302	$349,150
Non-cash collateral received or pledged not offset (c)
Cannot be sold or repledged
Bilateral derivatives	$1,096	$—	$3,097	$—
Delivery commitments (a)	53	—	3	—
Total cannot be sold or repledged	1,149	—	3,100	—
Net unsecured amount
Bilateral derivatives	9,006	345,242	4,739	349,150
Cleared derivatives	28,968	—	35,463	—
Total Net unsecured amount (b)	$37,974	$345,242	$40,202	$349,150

(a)         Derivative instruments without legal right of offset were synthetic derivatives representing forward mortgage delivery commitments of 45 days or less.  Amounts were not material, and it was operationally not practical to separate receivable from payables, and net presentation was adopted.  No cash collateral was involved with the mortgage delivery commitments accounted as derivatives.

(b)         Unsecured amounts represent Derivative assets and liabilities recorded in the Statements of Condition at December 31, 2014 and 2013.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.

(c)          Non-Cash collateral received or pledged not offset — Amounts represent exposure arising from derivative positions with member counterparties where we acted as an intermediary, and a small amount of delivery commitments (see footnote a).  Amounts are collateralized by pledged non-cash collateral, primarily 1-4 family housing collateral.

The gross derivative exposures as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, were $602.0 million and $634.4 million at December 31, 2014 and 2013.  Fair values amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), totaled $563.0 million and $591.1 million at those dates.  These netting adjustments included $143.2 million and $4.0 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at December 31, 2014 and 2013, and the net exposures after offsetting adjustments were $39.1 million and $43.3 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  Net fair values of derivatives in unrealized loss positions were $345.2 million and $349.2 million, after deducting $1.1 billion and $1.5 billion of cash collateral posted to the exposed counterparties at December 31, 2014 and December 31, 2013.  With respect to cleared derivatives, DCOs are exposed to the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and that specific exposure was not significant at December 31, 2014.

The FHLBNY is also exposed to the risk of derivative counterparties failing to return cash collateral deposited with counterparties due to counterparty bankruptcy or other similar scenarios.  If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties.  To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty.  Derivative counterparties, including DCOs, holding the FHLBNY’s cash as posted collateral, were analyzed from a credit performance perspective, and based on credit analyses and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2014 and 2013(in thousands):

	December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$78,680,077	$578,275	$1,803,325
Interest rate swaps-cash flow hedges	1,333,600	2,176	83,142
Total derivatives in hedging instruments	80,013,677	580,451	1,886,467

Derivatives not designated as hedging instruments
Interest rate swaps	28,099,243	12,530	5,733
Interest rate caps or floors	2,698,000	7,624	—
Mortgage delivery commitments	15,536	53	9
Other (b)	220,000	1,367	1,285
Total derivatives not designated as hedging instruments	31,032,779	21,574	7,027

Total derivatives before netting and collateral adjustments	$111,046,456	602,025	1,893,494
Netting adjustments and cash collateral (c)		(562,902)	(1,548,252)
Net after cash collateral reported on the Statements of Condition		$39,123	$345,242

	December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$71,828,200	$567,215	$2,380,327
Interest rate swaps-cash flow hedges	1,256,000	23,097	45,393
Total derivatives in hedging instruments	73,084,200	590,312	2,425,720

Derivatives not designated as hedging instruments
Interest rate swaps	33,623,641	13,437	6,819
Interest rate caps or floors	2,700,000	27,196	12
Mortgage delivery commitments	7,563	3	32
Other (b)	260,000	3,446	3,276
Total derivatives not designated as hedging instruments	36,591,204	44,082	10,139

Total derivatives before netting and collateral adjustments	$109,675,404	634,394	2,435,859
Netting adjustments and cash collateral (c)		(591,092)	(2,086,709)
Net after cash collateral reported on the Statements of Condition		$43,302	$349,150

(a)         All derivative assets and liabilities with swap dealers and counterparties are collateralized by cash; derivative instruments are subject to legal right of offset under master netting agreements.

(b)        Other category comprised of swaps intermediated for member, and notional amounts represent purchases from dealers and sales to members.

(c)         Includes cash collateral and related accrued interest posted by counterparties of $143.2 million and $4.0 million at December 31, 2014 and 2013 and cash collateral posted by the FHLBNY of $1.1 billion and $1.5 billion at those dates.

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

Components of net gains/ (losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	December 31, 2014
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact (a)	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$415,444	$(416,066)	$(622)	$(1,001,326)
Consolidated obligations-bonds	179,072	(172,834)	6,238	251,205

Net gains (losses) related to fair value hedges	594,516	(588,900)	5,616	$(750,121)
Cash flow hedges	51		51	$(35,143)

Derivatives not designated as hedging instruments
Interest rate swaps (b)	657		657
Caps or floors	(19,664)		(19,664)
Mortgage delivery commitments	1,027		1,027
Swaps economically hedging instruments designated under FVO	(1,233)		(1,233)
Accrued interest-swaps (b)	13,663		13,663

Net losses related to derivatives not designated as hedging instruments	(5,550)		(5,550)

Net gains (losses) on derivatives and hedging activities	$589,017	$(588,900)	$117

	December 31, 2013
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact (a)	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$1,470,258	$(1,468,081)	$2,177	$(1,043,363)
Consolidated obligations-bonds	(523,406)	523,366	(40)	306,841

Net gains (losses) related to fair value hedges	946,852	(944,715)	2,137	$(736,522)
Cash flow hedges	(90)		(90)	$(31,951)

Derivatives not designated as hedging instruments
Interest rate swaps (b)	(1,045)		(1,045)
Caps or floors	2,732		2,732
Mortgage delivery commitments	(1,729)		(1,729)
Swaps economically hedging instruments designated under FVO	(12,151)		(12,151)
Accrued interest-swaps (b)	18,379		18,379

Net gains related to derivatives not designated as hedging instruments	6,186		6,186

Net gains (losses) on derivatives and hedging activities	$952,948	$(944,715)	$8,233

	December 31, 2012
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact (a)	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$177,116	$(185,847)	$(8,731)	$(1,209,689)
Consolidated obligations-bonds	(95,467)	110,024	14,557	330,862
Consolidated obligations-discount notes	67	(1,467)	(1,400)	1,237

Net gains (losses) related to fair value hedges	81,716	(77,290)	4,426	$(877,590)
Cash flow hedges	(214)		(214)	$(26,699)

Derivatives not designated as hedging instruments
Interest rate swaps (b)	24,269		24,269
Caps or floors	(10,781)		(10,781)
Mortgage delivery commitments	2,065		2,065
Swaps economically hedging instruments designated under FVO	19,449		19,449
Accrued interest-swaps (b)	8,066		8,066

Net gains related to derivatives not designated as hedging instruments	43,068		43,068

Net gains (losses) on derivatives and hedging activities	$124,570	$(77,290)	$47,280

(a)         Out-of-period adjustment in 2013 — Fair value net hedging gain of $8.2 million in 2013 included cumulative out-of-period negative adjustment of $5.0 million to correct overstated hedging gains in 2012.  In the third quarter of 2013, the FHLBNY identified a flaw in the design of a swap transaction input template introduced in late 2011 that mapped a specific non-standard transaction term incorrectly to its valuation system, causing erroneous valuation of call and put options in an interest rate swap with options.

(b)         Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.  Comparative balances at December 31, 2012 have been reclassified to conform to the presentation adopted at December 31, 2013.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	December 31, 2014
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(104)	Interest Expense	$2,902	$51
Consolidated obligations-discount notes (b)	(58,482)	Interest Expense	—	—
	$(58,586)		$2,902	$51

	December 31, 2013
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$125	Interest Expense	$3,523	$(90)
Consolidated obligations-discount notes (b)	102,483	Interest Expense	—	—
	$102,608		$3,523	$(90)

	December 31, 2012
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(2,095)	Interest Expense	$4,156	$(214)
Consolidated obligations-discount notes (b)	(27,190)	Interest Expense	—	—
	$(29,285)		$4,156	$(214)

(a) Hedges of anticipated issuance of debt - The maximum period of time that the FHLBNY typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months.  Open swap contracts under this hedging strategy were $77.6 millions in notional amounts at December 31, 2014, and the fair value recorded in AOCI was an unrealized loss of $0.2 million.  There were no open contracts at December 31, 2013.  The amounts in AOCI from closed cash flow hedges under this strategy were net unrecognized losses of $5.7 million and $8.7 million at December 31, 2014 and 2013.  It is expected that over the next 12 months, $1.9 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

(b) Hedges of discount notes in rolling issuances — Open swap contracts under this strategy were $1.3 billion in notional amounts at December 31, 2014 and 2013, and the fair values recorded in AOCI were net unrealized losses of $80.8 million and $22.3 million at those dates.  The cash flow hedges mitigated exposure to the variability in future cash flows for a maximum period of 14 years at December 31, 2014.  Long-term swap rates at December 31, 2014 declined relative to December 31, 2013, causing fair values of the swap contracts to lose value, and additional losses $58.5 million were recorded in AOCI.  Valuations at December 31, 2013 resulted in a gain of $102.5 million as long-term swap curve had steepened at that date compared to December 31, 2012.  The FHLBNY’s cash payments to swap counterparties are fixed, and in return the FHLBNY receives LIBOR-indexed floating rate cash flows; in a declining rate environment, the amount of forecasted cash flows that the FHLBNY would potentially receive grows smaller effectively increasing unrealized losses.

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2014
		Estimated Fair Value				Netting Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$6,458,943	$6,458,943	$6,458,943	$—	$—	$—
Securities purchased under agreements to resell	800,000	799,998	—	799,998	—	—
Federal funds sold	10,018,000	10,017,965	—	10,017,965	—	—
Available-for-sale-securities	1,234,427	1,234,427	17,947	1,216,480	—	—
Held-to-maturity securities	13,148,179	13,416,183	—	12,241,378	1,174,805	—
Advances	98,797,497	98,828,195	—	98,828,195	—	—
Mortgage loans held-for-portfolio, net	2,129,239	2,182,755	—	2,182,755	—	—
Accrued interest receivable	172,003	172,003	—	172,003	—	—
Derivative assets	39,123	39,123	—	602,025	—	(562,902)
Other financial assets	1,980	1,980	—	—	1,980	—

Liabilities
Deposits	1,998,919	1,998,923	—	1,998,923	—	—
Consolidated obligations
Bonds	73,535,543	73,445,340	—	73,445,340	—	—
Discount notes	50,044,105	50,043,107	—	50,043,107	—	—
Mandatorily redeemable capital stock	19,200	19,200	19,200	—	—	—
Accrued interest payable	120,524	120,524	—	120,524	—	—
Derivative liabilities	345,242	345,242	—	1,893,494	—	(1,548,252)
Other financial liabilities	38,443	38,443	38,443	—	—	—

	December 31, 2013
	Carrying	Estimated Fair Value				Netting Adjustment and
Financial Instruments	Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$15,309,998	$15,309,998	$15,309,998	$—	$—	$—
Federal funds sold	5,986,000	5,985,987	—	5,985,987	—	—
Available-for-sale-securities	1,562,541	1,562,541	10,407	1,552,134	—	—
Held-to-maturity securities	12,535,928	12,603,384	—	11,461,994	1,141,390	—
Advances	90,765,017	90,644,501	—	90,644,501	—	—
Mortgage loans held-for-portfolio, net	1,927,623	1,911,001	—	1,911,001	—	—
Accrued interest receivable	173,573	173,573	—	173,573	—	—
Derivative assets	43,302	43,302	—	634,394	—	(591,092)
Other financial assets	2,328	2,328	—	556	1,772	—

Liabilities
Deposits	1,929,340	1,929,349	—	1,929,349	—	—
Consolidated obligations
Bonds	73,275,312	72,928,182	—	72,928,182	—	—
Discount notes	45,870,470	45,872,010	—	45,872,010	—	—
Mandatorily redeemable capital stock	23,994	23,994	23,994	—	—	—
Accrued interest payable	112,047	112,047	—	112,047	—	—
Derivative liabilities	349,150	349,150	—	2,435,859	—	(2,086,709)
Other financial liabilities	76,284	76,284	76,284	—	—	—

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

•                                          Level 3 Inputs — Inputs that are unobservable and significant to the valuation of the asset or liability.

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

Cash and Due from Banks — The estimated fair value approximates the recorded book balance, and are considered to be within the Level 1 of the fair value hierarchy.

Interest-bearing Deposits, Federal Funds Sold and Securities Purchased under Agreements to Resell — The FHLBNY determines estimated fair values of short-term investments by calculating the present value of expected future cash flows of the investments, a methodology also referred to as the Income approach under the Fair value measurement standards.  The discount rates used in these calculations are the current coupons of investments with similar terms.  Inputs into the cash flow models are the yields on the instruments, which are market based and observable and are considered to be within Level 2 of the fair value hierarchy.

Investment Securities — The fair value of investment securities is estimated by the FHLBNY using pricing primarily from pricing services.  The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques.

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster, at December 31, 2014, each price must fall within 7 points (10 points at December 31, 2013) of the median price for residential PLMBS and within 3 points of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  No held-to-maturity securities were recorded at fair values on a nonrecurring basis at December 31, 2014 or 2013, as no MBS were determined to be OTTI at those dates.

Housing finance agency bonds — The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.  Because of the current lack of significant market activity, their fair values were categorized within Level 3 of the fair value hierarchy as inputs into vendor pricing models may not be market based and observable.

Advances — The fair values of advances are computed using standard option valuation models.  The most significant inputs to the valuation model are (1) consolidated obligation debt curve (“CO Curve”), published by the Office of Finance and available to the public, and (2) LIBOR swap curves and volatilities.  Both these inputs are considered to be market based and observable as they can be directly corroborated by market participants.

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

The FHLBNY creates an internal curve, which is interpolated from its advance rates.  Advance rates are calculated by applying a spread to an underlying “base curve” derived from the FHLBNY’s cost of funds, which is based on the CO Curve, inputs to which have been determined to be market observable and classified as Level 2.  The spreads applied to the base advance pricing curve typically represent the FHLBNY’s mark-ups over the FHLBNY’s cost of funds, and are not market observable inputs, but are based on the FHLBNY’s advance pricing strategy.  Such inputs have been classified as a Level 3 input.  For the FHLBNY, Level 3 inputs were considered as not significant.

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at December 31, 2014 and 2013.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At December 31, 2014 and 2013, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY may validate the impairment adjustment made to TBA rates by “back-testing” against incurred losses.  However, the FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At December 31, 2014 and 2013, fair values of impaired loans were classified within Level 2 of the valuation hierarchy.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2014 and 2013.

The FHLBNY’s valuation model utilizes a modified Black-Karasinski model that assumes that rates are distributed log normally.  The log-normal model precludes interest rates turning negative in the model computations.  Significant market based and observable inputs into the valuation model include volatilities and interest rates.  The Bank’s valuation model employs industry standard market-observable inputs (inputs that are actively quoted and can be validated to external sources).  Inputs by class of derivative were as follows:

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2014 and 2013.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at December 31, 2014 and 2013, by level within the fair value hierarchy.  The FHLBNY measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands)

	December 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,216,480	$—	$1,216,480	$—	$—
Equity and bond funds	17,947	17,947	—	—	—
Advances (to the extent FVO is elected)	15,655,403	—	15,655,403	—	—
Derivative assets(a)
Interest-rate derivatives	39,070	—	601,972	—	(562,902)
Mortgage delivery commitments	53	—	53	—	—

Total recurring fair value measurement - assets	$16,928,953	$17,947	$17,473,908	$—	$(562,902)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(7,890,027)	$—	$(7,890,027)	$—	$—
Bonds (to the extent FVO is elected) (b)	(19,523,202)	—	(19,523,202)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(345,233)	—	(1,893,485)	—	1,548,252
Mortgage delivery commitments	(9)	—	(9)	—	—

Total recurring fair value measurement - liabilities	$(27,758,471)	$—	$(29,306,723)	$—	$1,548,252

	December 31, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,552,134	$—	$1,552,134	$—	$—
Equity and bond funds	10,407	10,407	—	—	—
Advances (to the extent FVO is elected)	19,205,399	—	19,205,399	—	—
Derivative assets(a)
Interest-rate derivatives	43,299	—	634,391	—	(591,092)
Mortgage delivery commitments	3	—	3	—	—

Total recurring fair value measurement - assets	$20,811,242	$10,407	$21,391,927	$—	$(591,092)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(4,260,635)	$—	$(4,260,635)	$—	$—
Bonds (to the extent FVO is elected) (b)	(22,868,401)	—	(22,868,401)	—	—
Derivative liabilities(a)
Interest-rate derivatives	(349,118)	—	(2,435,827)	—	2,086,709
Mortgage delivery commitments	(32)	—	(32)	—	—

Total recurring fair value measurement - liabilities	$(27,478,186)	$—	$(29,564,895)	$—	$2,086,709

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Nonrecurring Basis (in thousands)

No investment securities (held-to-maturity) were carried at fair values at December 31, 2014, and 2013, as no security was deemed OTTI at those dates.   When a held-to-maturity security is determined to be OTTI, it is written down to its fair value, and carried at its fair value on a non-recurring basis.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary in 2014 and 2013.  Advances elected under the FVO were short-term in nature, with tenors that were generally less than 24 months.  As with all advances, the loans were fully collateralized through their terms to maturity.  Consolidated obligation bonds and discount notes elected under the FVO are high credit quality, highly-rated instruments, and changes in fair values were generally related to changes in interest rates and investor preference, including investor asset allocation strategies.  The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the past 24 months or less, and no adverse changes have been observed in their credit characteristics.

The following table summarizes the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Year ended December 31, 2014
	Advances	Consolidated Bonds	Consolidated Discount Notes

Balance, beginning of the period	$19,205,399	$(22,868,401)	$(4,260,635)
New transactions elected for fair value option	15,900,000	(21,865,080)	(12,384,875)
Maturities and terminations	(19,450,000)	25,210,000	8,756,808
Net (losses) gains on financial instruments held under fair value option	(555)	2,212	935
Change in accrued interest/unaccreted balance	559	(1,933)	(2,260)

Balance, end of the period	$15,655,403	$(19,523,202)	$(7,890,027)

	Year ended December 31, 2013
	Advances	Consolidated Bonds	Consolidated Discount Notes

Balance, beginning of the period	$500,502	$(12,740,883)	$(1,948,987)
New transactions elected for fair value option	20,700,000	(29,460,000)	(4,258,896)
Maturities and terminations	(2,000,000)	19,328,000	1,945,744
Net (losses) gains on financial instruments held under fair value option	(1,170)	5,492	248
Change in accrued interest/unaccreted balance	6,067	(1,010)	1,256

Balance, end of the period	$19,205,399	$(22,868,401)	$(4,260,635)

	Year ended December 31, 2012
	Advances	Consolidated Bonds	Consolidated Discount Notes

Balance, beginning of the period	$—	$(12,542,603)	$(4,920,855)
New transactions elected for fair value option	500,000	(18,793,000)	(2,145,618)
Maturities and terminations	—	18,595,000	5,117,046
Net gains (losses) on financial instruments held under fair value option	388	(133)	—
Change in accrued interest/unaccreted balance	114	(147)	440

Balance, end of the period	$500,502	$(12,740,883)	$(1,948,987)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2014
	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$80,776	$(555)	$80,221

	December 31, 2013
	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$36,933	$(1,170)	$35,763

	December 31, 2012
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$114	$388	$502

	December 31, 2014
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(33,282)	$2,212	$(31,070)
Consolidated obligations-discount notes	(7,578)	935	(6,643)

	$(40,860)	$3,147	$(37,713)

	December 31, 2013
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(27,866)	$5,492	$(22,374)
Consolidated obligations-discount notes	(3,006)	248	(2,758)

	$(30,872)	$5,740	$(25,132)

	December 31, 2012
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(31,883)	$(133)	$(32,016)
Consolidated obligations-discount notes	(3,453)	—	(3,453)

	$(35,336)	$(133)	$(35,469)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$15,650,000	$15,655,403	$5,403

Consolidated obligations-bonds (b)	$19,515,080	$19,523,202	$8,122
Consolidated obligations-discount notes (c)	7,886,963	7,890,027	3,064
	$27,402,043	$27,413,229	$11,186

	December 31, 2013
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$19,200,000	$19,205,399	$5,399

Consolidated obligations-bonds (b)	$22,860,000	$22,868,401	$8,401
Consolidated obligations-discount notes (c)	4,258,896	4,260,635	1,739
	$27,118,896	$27,129,036	$10,140

	December 31, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$500,000	$500,502	$502

Consolidated obligations-bonds (b)	$12,728,000	$12,740,883	$12,883
Consolidated obligations-discount notes (c)	1,945,744	1,948,987	3,243
	$14,673,744	$14,689,870	$16,126

(a)         Advance — The FHLBNY has elected the FVO for certain short- and intermediate term floating-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

(b)         The FHLBNY Bank has elected the FVO for short-term callable bonds because management was not able to assert with confidence that the debt would qualify for hedge accounting, as such short-term debt, specifically with call options may not remain highly effective hedges through the maturity of the bonds.

(c)          Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 17.                                                  Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were $0.8 trillion at December 31, 2014 and 2013.

Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity.  A standby letter of credit is a financing arrangement between the FHLBNY and its member.  Members assume an unconditional obligation to reimburse the FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit.  The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.  Outstanding standby letters of credit were approximately $9.5 billion and $8.5 billion as of December 31, 2014 and 2013, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities and were less than $1.0 million as of December 31, 2014 and 2013.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $15.5 million and $7.6 million of mortgage loans at December 31, 2014 and 2013.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements with its members in the MPF program to purchase $1.5 billion and $1.2 billion of mortgage loans at December 31, 2014 and 2013.

Derivative contracts — When the FHLBNY executes derivatives with major financial institutions that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements.  When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organization, would enter into margin agreements.  When counterparties (including the DCOs) are exposed, the FHLBNY posts cash collateral to mitigate the counterparty’s credit exposure; the FHLBNY had posted $1.1 billion and $1.5 billion in cash with derivative counterparties as pledged collateral at December 31, 2014 and 2013, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15.  Derivatives and Hedging Activities.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $3.2 million, $3.0 million, and $3.2 million for each of the years ended December 31, 2014, 2013, and 2012.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at an annual cost estimated to be $1.3 million.  Components of the agreement are generally renewable within 60 months.

The following table summarizes contractual obligations and contingencies as of December 31, 2014 (in thousands):

	December 31, 2014
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$40,697,005	$20,847,890	$5,338,280	$6,115,380	$72,998,555
Long-term debt obligations-interest payments (a)	144,917	185,239	78,657	163,151	571,964
Mandatorily redeemable capital stock (a)	95	5,159	11,567	2,379	19,200
Premises (lease obligations) (b)	3,197	5,615	717	—	9,529
Remote backup site (c)	1,301	2,536	2,530	—	6,367
Other liabilities (d)	59,659	6,613	5,505	50,656	122,433

Total contractual obligations	40,906,174	21,053,052	5,437,256	6,331,566	73,728,048

Other commitments
Standby letters of credit	9,427,077	29,689	17,309	—	9,474,075
Consolidated obligations-bonds/discount notes traded not settled	291,116	—	—	—	291,116
Commitments to fund pension (e)	5,000	15,000	—	—	20,000
Open delivery commitments (MPF)	15,535	—	—	—	15,535

Total other commitments	9,738,728	44,689	17,309	—	9,800,726

Total obligations and commitments	$50,644,902	$21,097,741	$5,454,565	$6,331,566	$83,528,774

(a)        Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on the outstanding long-term debt at December 31, 2014 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.  The FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.78% at December 31, 2014.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

(b)         Immaterial amount of commitments for equipment leases are not included.

(c)          Remote backup site is expected to be fully operational in the second quarter of 2015.

(d)         Includes accounts payable and accrued expenses, Pass-through reserves at the FRB on behalf of certain members of the FHLBNY recorded in Other liabilities.  Also includes projected payment obligations for pension plans.  For more information about these employee retirement plans, see Note 14.  Employee Retirement Plans.

(e)          Represents management’s best estimate of funding for the Pentegra Defined Benefit Plan.  For more information see Note 14. Employee Retirement Plans.

The FHLBNY does not anticipate any credit losses from its off-balance sheet commitments and accordingly no provision for losses is required.

Impact of the bankruptcy of Lehman Brothers

From time to time, the FHLBNY is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  At the present time, except as noted below, there are no pending claims against the FHLBNY that, if established, are reasonably likely to have a material effect on the FHLBNY’s financial condition, results of operations or cash flows.

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

LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement with a total notional amount of $16.5 billion at the time of termination of the FHLBNY’s derivative transactions with LBSF on September 18, 2008 (the “Early Termination Date”).  The net amount that was due to the FHLBNY after giving effect to obligations that were due LBSF and the FHLBNY collateral posted with and netted by LBSF was approximately $65 million.  The FHLBNY filed timely proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings.  The FHLBNY fully reserved the LBSF and LBHI receivables as the dispute with LBSF described below make the timing and the amount of any recoveries uncertain.

As previously reported, the FHLBNY received a Derivatives ADR Notice from LBSF dated July 23, 2010 claiming that the FHLBNY was liable to LBSF under the master agreement.  Subsequently, in accordance with the Alternative Dispute Resolution Procedure Order entered by the Bankruptcy Court dated September 17, 2009 (“Order”), the FHLBNY responded to LBSF on August 23, 2010, denying LBSF’s Demand.  LBSF served a reply on September 7, 2010, effectively reiterating its position.  A mediation conducted pursuant to the Order commenced on December 8, 2010 and concluded without settlement on March 17, 2011.  LBSF claimed that the FHLBNY was liable to it in the principal amount of approximately $198 million plus interest on such principal amount from the Early Termination Date to December 1, 2008 at an interest rate equal to the average of the cost of funds of the FHLBNY and LBSF on the Early Termination Date, and after December 1, 2008 at a default interest rate of LIBOR plus 13.5%.  LBSF’s asserted claim as of December 6, 2010, including principal and interest, was approximately $268 million.  Pursuant to the Order, positions taken by the parties in the ADR process are confidential.

The FHLBNY and LBSF resumed mediation on February 10, 2015.  If the mediation does not result in a settlement, the FHLBNY anticipates that LBSF will commence an adversary proceeding in the bankruptcy court to resolve the competing claims.

While the FHLBNY believes that LBSF’s position is without merit, the amount the FHLBNY actually recovers or pays will ultimately be decided in the course of the bankruptcy proceedings.

Note 18.                                                  Related Party Transactions.

The FHLBNY is a cooperative and the members own almost all of the stock of the FHLBNY.  Stock issued and outstanding that is not owned by members is held by former members.  The majority of the members of the Board of Directors of the FHLBNY are elected by and from the membership.  The FHLBNY conducts its advances business almost exclusively with members, and considers its transactions with its members and non-member stockholders as related party transactions in addition to transactions with other FHLBanks, the Office of Finance, and the Finance Agency.  The FHLBNY conducts all transactions with members and non-members in the ordinary course of business.  All transactions with all members, including those whose officers may serve as directors of the FHLBNY, are at terms that are no more favorable than comparable transactions with other members.  The FHLBNY may from time to time borrow or sell overnight and term Federal funds at market rates to members.

Debt Assumptions and Transfers

Debt assumptions — The FHLBNY did not assume debt from another FHLBank in 2014 and 2013.

Debt transfers — The FHLBNY transferred $59.0 million to another FHLBank in 2014 at negotiated market rates that exceeded book cost by $6.6 million.  In 2013, $25.0 million was transferred to another FHLBank at negotiated market rates that exceeded book cost by $3.9 million.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred.  When debt is transferred, the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of participation in the FHLBNY’s MPF loans that has remained outstanding was $27.9 million at December 31, 2014, and $34.7 million at December 31, 2013.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $1.0 million in each of the years 2014, 2013 and 2012.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At December 31, 2014 and 2013, outstanding notional amounts were $110.0 million and $130.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at December 31, 2014 and 2013 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In 2014, the FHLBNY extended overnight loans for a total of $3.8 billion to another FHLBank.  In 2013 and 2012, the FHLBNY extended overnight loans for a total of $8.8 billion and $1.3 billion.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In 2014 and 2013, there were no borrowings from other FHLBanks.  In 2012, FHLBNY borrowed one overnight loan for a total of $50.0 million from an FHLBank.

The following tables summarize outstanding balances with related parties at December 31, 2014 and 2013, and transactions for each of the years ended December 31, 2014, 2013 and 2012 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2014		December 31, 2013
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$6,458,943	$—	$15,309,998
Securities purchased under agreements to resell	—	800,000	—	—
Federal funds sold	—	10,018,000	—	5,986,000
Available-for-sale securities	—	1,234,427	—	1,562,541
Held-to-maturity securities	—	13,148,179	—	12,535,928
Advances	98,797,497	—	90,765,017	—
Mortgage loans (a)	—	2,129,239	—	1,927,623
Accrued interest receivable	140,535	31,468	142,600	30,973
Premises, software, and equipment	—	10,669	—	11,808
Derivative assets (b)	—	39,123	—	43,302
Other assets (c)	560	16,728	387	16,728

Total assets	$98,938,592	$33,886,776	$90,908,004	$37,424,901

Liabilities and capital
Deposits	$1,998,919	$—	$1,929,340	$—
Consolidated obligations	—	123,579,648	—	119,145,782
Mandatorily redeemable capital stock	19,200	—	23,994	—
Accrued interest payable	15	120,509	29	112,018
Affordable Housing Program (d)	113,544	—	123,060	—
Derivative liabilities (b)	—	345,242	—	349,150
Other liabilities (e)	38,442	83,991	76,284	87,594

Total liabilities	2,170,120	124,129,390	2,152,707	119,694,544

Total capital	6,525,858	—	6,485,654	—

Total liabilities and capital	$8,695,978	$124,129,390	$8,638,361	$119,694,544

(a)           May include insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)           Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business — At December 31, 2014, notional amounts outstanding were $5.1 billion; the net fair value after posting $62.1 million cash collateral was a net derivative liability of $26.5 million.  At December 31, 2013, notional amounts outstanding were $4.4 billion; the net fair value after posting $82.5 million cash collateral was a net derivative liability of $22.9 million.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expense of $32.0 million, $39.1 million, and $21.5 million in 2014, 2013, and 2012.   Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers. Goldman Sachs Bank USA became a member effective December 23, 2014. Derivative transactions with Goldman Sachs Bank USA, a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business — At December 31, 2014, notional amounts outstanding were $3.8 billion; the net fair value after posting $113.9 million cash collateral was a net derivative liability of $32.7 million.  At December 31, 2013, notional amounts outstanding were $4.2 billion; the net fair value after posting $97.3 million cash collateral was a net derivative liability of $28.7 million.  The swap interest rate exchanges with Goldman Sachs Bank USA,

resulted in interest expense of $93.0 million, $96.2 million, and $107.3 million in 2014, 2013, and 2012.   Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)            May include insignificant amounts of miscellaneous assets that are in the Unrelated party category.

(d)           Represents funds not yet allocated or disbursed to AHP programs.

(e)            Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party:  Income and Expense transactions

	Years ended December 31,
	2014		2013		2012
	Related	Unrelated	Related	Unrelated	Related	Unrelated
Interest income
Advances	$478,672	$—	$444,553	$—	$524,233	$—
Interest-bearing deposits (a)	—	1,019	—	2,041	—	3,649
Securities purchased under agreements to resell	—	481	—	32	—	86
Federal funds sold	—	9,326	—	12,235	—	15,218
Available-for-sale securities	—	10,733	—	16,545	—	23,626
Held-to-maturity securities	—	264,402	—	243,934	—	270,835
Mortgage loans held-for-portfolio (b)	—	71,514	—	68,329	—	65,892
Loans to other FHLBanks	7	—	26	—	5	—

Total interest income	$478,679	$357,475	$444,579	$343,116	$524,238	$379,306

Interest expense
Consolidated obligations	$—	$390,131	$—	$364,663	$—	$434,048
Deposits	579	—	592	—	757	—
Mandatorily redeemable capital stock	925	—	975	—	1,839	—
Cash collateral held and other borrowings	—	55	—	5	—	32

Total interest expense	$1,504	$390,186	$1,567	$364,668	$2,596	$434,080

Service fees and other Income and Expenses	$9,503	$13	$9,289	$817	$8,163	$1,598

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

The FHLBNY’s total assets and capital could significantly decrease if one or more large members were to withdraw from membership or decrease business with the FHLBNY.  Members might withdraw or reduce their business as a result of consolidating with an institution that was a member of another FHLBank, or for other reasons.  The FHLBNY has considered the impact of losing one or more large members.  In general, a withdrawing member would be required to repay all indebtedness prior to the redemption of its capital stock.  Under current conditions, the FHLBNY does not expect the loss of a large member to impair its operations, since the FHLBank Act of 1999 does not allow the FHLBNY to redeem the capital of an existing member if the redemption would cause the FHLBNY to fall below its capital requirements.  Consequently, the loss of a large member should not result in an inadequate capital position for the FHLBNY.  However, such an event could reduce the amount of capital that the FHLBNY has available for continued growth.  This could have various ramifications for the FHLBNY, including a possible reduction in net income and dividends, and a lower return on capital stock for remaining members.

The top ten advance holders at December 31, 2014, 2013 and 2012 and associated interest income for the years then ended are summarized as follows (dollars in thousands):

	December 31, 2014
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage

Citibank, N.A.	New York	NY	$28,000,000	28.80%	$115,280	10.40%
Metropolitan Life Insurance Company	New York	NY	12,570,000	12.93	211,354	19.08
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	8,887,818	9.14	246,245	22.22
New York Commercial Bank*	Westbury	NY	1,035,912	1.07	3,509	0.32
Subtotal New York Community Bancorp, Inc.			9,923,730	10.21	249,754	22.54
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.20	289,985	26.18
First Niagara Bank, National Association	Buffalo	NY	5,049,400	5.19	19,191	1.73
Investors Bank*	Short Hills	NJ	2,616,141	2.69	58,125	5.25
Astoria Bank*	Lake Success	NY	2,384,000	2.45	41,912	3.78
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.29	33,738	3.04
Valley National Bank*	Wayne	NJ	1,899,500	1.95	81,047	7.31
New York Life Insurance Company	New York	NY	1,600,000	1.65	7,612	0.69
Total			$72,292,771	74.36%	$1,107,998	100.00%

* At December 31, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2013
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage

Citibank, N.A.	New York	NY	$22,200,000	25.02%	$65,361	5.92%
Metropolitan Life Insurance Company	New York	NY	12,770,000	14.39	243,181	22.01
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	10,143,131	11.43	243,865	22.07
New York Commercial Bank*	Westbury	NY	363,512	0.40	3,431	0.31
Subtotal New York Community Bancorp, Inc.			10,506,643	11.83	247,296	22.38
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	6.79	289,573	26.21
First Niagara Bank, National Association	Buffalo	NY	4,304,000	4.85	14,079	1.27
Investors Bank	Short Hills	NJ	3,117,495	3.51	59,551	5.39
Astoria Bank	Lake Success	NY	2,454,000	2.77	50,654	4.58
Signature Bank	New York	NY	2,305,313	2.60	7,390	0.67
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.51	46,591	4.22
Valley National Bank	Wayne	NJ	2,049,500	2.31	81,243	7.35
Total			$67,956,951	76.58%	$1,104,919	100.00%

* At December 31, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2012
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage

Metropolitan Life Insurance Company	New York	NY	$13,512,000	18.69%	$290,223	23.99%
Citibank, N.A.	New York	NY	12,070,000	16.70	31,422	2.60
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	8,293,143	11.47	302,229	24.98
New York Commercial Bank*	Westbury	NY	177,412	0.25	4,948	0.41
Subtotal New York Community Bancorp, Inc.			8,470,555	11.72	307,177	25.39
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	8.33	302,559	25.01
Astoria Bank	Lake Success	NY	2,897,000	4.01	62,676	5.18
Investors Bank	Short Hills	NJ	2,700,500	3.74	57,780	4.78
First Niagara Bank, National Association	Buffalo	NY	2,438,500	3.37	10,851	0.90
The Prudential Insurance Co. of America	Newark	NJ	2,325,000	3.22	50,142	4.14
Valley National Bank	Wayne	NJ	2,075,500	2.87	83,143	6.87
New York Life Insurance Company	New York	NY	1,350,000	1.87	13,764	1.14
Total			$53,864,055	74.52%	$1,209,737	100.00%

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

On August 27, 2012, Hudson City Bancorp, Inc (“Hudson City”) had announced that it had entered into an Agreement and Plan of Merger (“Merger Agreement”) with M&T Bank Corporation and Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation.  The Manufacturers and Traders Trust Company (“M&T Bank”) would continue as the surviving bank.  The Merger Agreement was subject to, among other items, shareholder and regulatory approvals. At the time the deal was announced, the parties also indicated their intention to pay off FHLBNY advances upon the closing of the merger transaction.  Since then, the parties to the merger, anticipated needing additional time, have extended the deadline for the completion of the merger on a number of occasions, most recently to April 30, 2015.

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

The following table summarizes capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2015 and December 31, 2014 (shares in thousands):

		Number	Percent
	February 28, 2015	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	12,716	23.25%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,609	12.08
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	4,497	8.22
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	438	0.80
Subtotal New York Community Bancorp, Inc.		4,935	9.02
Hudson City Savings Bank, FSB	West 80 Century Road, Paramus, NJ 07652	3,208	5.87
HSBC Bank USA, National Association	452 5th Avenue, 10th Floor, New York, NY 10018	3,154	5.77

		30,622	55.99%

		Number	Percent
	December 31, 2014	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	15,191	27.13%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,609	11.80
New York Community Bancorp, Inc.:
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,464	7.97
New York Commercial Bank*	615 Merrick Avenue, Westbury, NY 11590	493	0.88
Subtotal New York Community Bancorp, Inc.		4,957	8.85
Hudson City Savings Bank, FSB	West 80 Century Road, Paramus, NJ 07652	3,208	5.73

		29,965	53.51%

* At December 31, 2014, officer of member bank served on the Board of Directors of the FHLBNY.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES.

(a)         Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2014.  Based on this evaluation, they concluded that as of December 31, 2014, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 9B.                                       OTHER INFORMATION.

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

2014 and 2015 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that an FHLBank’s board of directors is to comprise thirteen Directors, or such other number as the Director of the Federal Housing Finance Agency determines appropriate.  For 2014 and 2015, the FHFA Director designated nineteen directorships for us, eleven of which were Member Directorships and eight of which were Independent Directorships.

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

Member Directors are, generally speaking, elected by our stockholders in, respectively, New York, New Jersey, and Puerto Rico and the U.S. Virgin Islands.  Our Board of Directors is ordinarily not permitted to nominate or elect Member Directors; however, the Board may appoint a director to fill a vacant Member Directorship in the event that no nominations are received from members in the course of the Member Director election process.  (The Board may also take action to fill a vacancy of a Member Directorship.) Each member institution that is required to hold stock as of the record date, which is December 31 of the year prior to the year in which the election is held, may nominate and/or vote for representatives from member institutions in its respective state to fill open Member Directorships. The Finance Agency’s election regulation provides that none of our directors, officers, employees, attorneys or agents, other than in a personal capacity, may support the nomination or election of a particular individual for a Member Directorship.

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

In contrast to the requirements pertaining to Member Directorships, an Independent Directorship may, per FHFA regulations, be held, generally speaking, only by an individual who is a bona fide resident of our district, who is not a director, officer, or employee of a member institution or of any person that receives advances from us, and who is not an officer of any FHLBank. At least two Independent Directors must be “public interest” directors. Public interest directors, as defined by Finance Agency regulations, are Independent Directors who have at least four years of experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection. Pursuant to Finance Agency regulations, each Independent Director must either satisfy the aforementioned requirements to be a public interest director, or have knowledge or experience in one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.

Any individual may submit an Independent Director application form and request to be considered by us for inclusion on the Independent Director nominee slate. Our Board of Directors is then required by Finance Agency regulations to consult with our Affordable Housing Advisory Council (“Advisory Council”) in establishing the nominee slate. (The Advisory Council is an advisory body consisting of fifteen persons residing in our district appointed by our Board, the members of which are drawn from community and not-for-profit organizations that are actively involved in providing or promoting low and moderate income housing or community lending. The Advisory Council provides advice on ways in which we can better carry out our housing finance and community lending mission.) After the nominee slate is approved by the Board, the slate is then presented to our membership for a district-wide vote. The election regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director’s nominees for Independent Directorships. (As is the case with Member Directorships, the Board may also take action to fill a vacancy of an Independent Directorship.)

The Board does not solicit proxies, nor are member institutions permitted to solicit or use proxies in order to cast their votes in an election.

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2014 through the date of this annual report on Form 10-K.  Footnotes are used to specifically identify (i) those Directors whose terms expired at the end of 2014 and who were also elected to serve by our members for a new term on the Board commencing on January 1, 2015; (ii) those Directors who did not serve on the Board in 2014 but who were elected by our members to serve for a term on the Board commencing on January 1, 2015; (iii) those Directors whose terms expired at the end of 2014 and who were unable to run for another term due to term limits; (iv) a Director who resigned from the Board in 2014 before the end of his term; and (v) a Director who was elected by the Board in 2014 to fill the vacancy resulting from the aforementioned resignation.

Following the table is biographical information for each Director.

No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Director Name	Age as of 3/19/2015	Bank Director Since	Start of Most Recent Term	Expiration of Most Recent Term	Represents Bank Members in	Director Type
Michael M. Horn (Chair)	75	4/2007	1/1/14	12/31/17	Districtwide	Independent
James W. Fulmer (Vice Chair from 1/1/15)	63	1/2007	1/1/14	12/31/17	NY	Member
Joseph R. Ficalora (Vice Chair through 12/31/14) (a)	68	1/2005	1/1/11	12/31/14	NY	Member
John R. Buran	65	12/2010	1/1/12	12/31/15	NY	Member
Kevin Cummings (b)	60	1/2014	1/1/15	12/31/18	NJ	Member
Anne Evans Estabrook (c)	70	2/2004	1/1/15	12/31/18	Districtwide	Independent
Jay M. Ford	65	6/2008	1/1/13	12/31/16	NJ	Member
Ronald E. Hermance, Jr. (d)	—	1/2005	1/1/11	12/31/14	NJ	Member
Thomas L. Hoy	66	1/2012	1/1/12	12/31/15	NY	Member
Gerald H. Lipkin	74	1/2014	1/1/14	12/31/17	NJ	Member
Kevin J. Lynch (a)	68	1/2005	1/1/11	12/31/14	NJ	Member
Christopher P. Martin (e)	58	1/2015	1/1/15	12/31/18	NJ	Member
Joseph J. Melone	83	4/2007	1/1/12	12/31/15	Districtwide	Independent
Richard S. Mroz (c)	53	3/2002	1/1/15	12/31/18	Districtwide	Independent
David J. Nasca (e)	57	1/2015	1/1/15	12/31/18	NY	Member
Vincent F. Palagiano	74	1/2012	1/1/13	12/31/16	NY	Member
C. Cathleen Raffaeli	58	4/2007	1/1/13	12/31/16	Districtwide	Independent
Monte N. Redman	64	1/2014	1/1/14	12/31/16	NY	Member
Edwin C. Reed	61	4/2007	1/1/13	12/31/16	Districtwide	Independent
DeForest B. Soaries, Jr.	63	1/2009	1/1/12	12/31/15	Districtwide	Independent
Larry E. Thompson	64	1/2014	1/1/14	12/31/17	Districtwide	Independent
Carlos J. Vázquez	56	11/2013	1/1/14	12/31/17	PR & USVI	Member

(a)         Due to statutory term limits, both New York Member Director and Vice Chair Ficalora and New Jersey Member Director Lynch were unable to serve for another term after their terms ended on December 31, 2014.

(b)         Mr. Cummings was elected by the Board effective January 17, 2014 to fill the vacancy resulting from the resignation of Mr. Hermance.  He served as a New Jersey Member Director through and including December 31, 2014, the end of Mr. Hermance’s designated term. Director Cummings was also elected on November 24, 2014, by the Bank’s New Jersey members to serve as a New Jersey Member Director for a new four year term commencing on January 1, 2015.

(c)          Ms. Estabrook and Mr. Mroz served on the Board as Independent Directors throughout 2014, and their terms both expired on December 31, 2014. On November 24, 2014, they were both elected by our membership to serve as Independent Directors for new four year terms commencing on January 1, 2015.

(d)         Mr. Hermance’s term as a New Jersey Member Director was scheduled to expire on December 31, 2014.  He resigned from the Board effective January 10, 2014.  Mr. Hermance passed away on September 11, 2014.

(e)          Messrs. Martin and Nasca were elected on November 24, 2014, by, respectively, the Bank’s New Jersey and New York members, to serve as, respectively, a New Jersey Member Director and a New York Member Director for four year terms commencing on January 1, 2015.

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

Mr. Fulmer (Vice Chair effective January 1, 2015) has been a director of Bank member The Bank of Castile since 1988 and the chairman since 1992.  He also served as chief executive officer of The Bank of Castile from 1996 through 2014 and president from 2002 through 2014.  Mr. Fulmer has also served as vice chairman of Tompkins Financial Corporation (“Tompkins Financial”), the parent company of The Bank of Castile, since 2007, and has served as a director of Tompkins Financial since 2000.  Since 2001, he has served as chairman of the board of Tompkins Insurance Agencies, Inc., a subsidiary of Tompkins Financial.  Mr. Fulmer currently serves as a director of Tompkins Financial Advisors.  In addition, since 1999, Mr. Fulmer has served as a member of the board of directors of Bank member Mahopac Bank, a subsidiary of Tompkins Financial.  Since 2012, he has served as a member of the board of directors for VIST Bank, a subsidiary of Tompkins Financial.  He is an active community leader, serving as a member of the board of directors of the Erie and Niagara Insurance Association, Williamsville, NY, Cherry Valley Cooperative Insurance Company, Williamsville, NY, and United Memorial Medical Center in Batavia, NY.  Mr. Fulmer is also incoming Chairman of WXXI Public Broadcasting Council in Rochester, NY.  He is a former member of the board of directors of the Catholic Health System of Western New York.  He is also former president of the Independent Bankers Association of New York State and former member of the board of directors of the New York Bankers Association.

Mr. Ficalora (Vice Chair and Director through December 31, 2014) has been the President and Chief Executive Officer and a Director of New York Community Bancorp, Inc. (“NYCB”) since its inception on July 20, 1993.  He has also been the President and Chief Executive Officer and a Director of NYCB primary subsidiaries, New York Community Bank (“New York Community”) and New York Commercial Bank (“New York Commercial”), both of which are our members, since January 1, 1994 and December 30, 2005, respectively.  On January 1, 2007, he was appointed Chairman of New York Community Bancorp, Inc., New York Community and New York Commercial (a position he previously held at New York Community Bancorp, Inc. from July 20, 1993 through July 31, 2001 and at New York Community from May 20, 1997 through July 31, 2001); he served as Chairman of these three entities until December 2010.  Since 1965, when he joined New York Community (formerly Queens County Savings Bank), Mr. Ficalora has held increasingly responsible positions, crossing all lines of operations.  Prior to his appointment as President and Chief Executive Officer of New York Community in 1994, Mr. Ficalora served as President and Chief Operating Officer (beginning in October 1989); before that, he served as Executive Vice President, Comptroller and Secretary.  A graduate of Pace University with a degree in business and finance, Mr. Ficalora provides leadership to several professional banking organizations.  In addition to previously serving as a member of the Executive Committee and as Chairman of the former Community Bankers Association of New York State, Mr. Ficalora is a Director of the New York State Bankers Association and Chairman of its Metropolitan Area Division.  Additionally, he is a member of the Government Relations Administrative Committee of the American Bankers Association as well as a former member of their Board of Directors.  He also serves on the Board of Directors of RSI Retirement Trust, Pentegra Services, Inc., and of Peter B. Cannell and Co., Inc., an investment advisory firm that became a subsidiary of New York Community in 2004.  In addition, Mr. Ficalora is on the PSI Board of Pentegra Retirement Services, Inc.  Mr. Ficalora served as a member of the Board of Directors of the Thrift Institutions Advisory Council of the Federal Reserve Board in Washington, D.C., and also served as a member of the Thrift Institutions Advisory Panel of the Federal Reserve Bank of New York.  Mr. Ficalora has also previously served as a director of Computhrift Corporation, Chairman and board member of the New York Savings Bank Life Insurance Fund, President and Director of the MSB Fund and President and Director of the Asset Management Fund Large Cap Equity Institutional Fund, Inc.  With respect to community activities, Mr. Ficalora has been a member of the Board of Directors of the Queens Chamber of Commerce since 1990 and a member of its Executive Committee since April 1992.  He serves on the Boards of Directors of the New York Hall of Science, New York Hospital-Queens, Flushing Cemetery, the Board of Trustees of the Museum of the Moving Image and on the Advisory Council of the Queens Museum of Art.  In addition, Mr. Ficalora was the former President of the Queens Library Foundation and was the Chairman of the Administrative Committee of the Queens Borough Public Library, having served as its President.

Mr. Buran is Director, President and Chief Executive Officer of Flushing Financial Corporation, the holding company for Bank member Flushing Bank (formerly Flushing Savings Bank).  He joined the holding company and the bank in 2001 as Chief Operating Officer and he became a Director of these entities in 2003.  In 2005, he was named President and Chief Executive Officer of both entities. Mr. Buran’s career in the banking industry began with Citibank in 1977.  There, he held a variety of management positions including Business Manager of their retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of their Investment Sales Division.  Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut.  He also spent time as a consultant and Assistant to the President of Carver Bank.  Mr. Buran is past Chairman and current Board member of the New York Bankers Association.  In 2011, he was appointed to the Community Depository Institutions Advisory Council of The Federal Reserve Bank of New York.  In 2012 he was appointed to the Nassau County Interim Finance Authority by Governor Andrew Cuomo.  Mr. Buran has devoted his time to a variety of charitable and not-for-profit organizations.  He has been a Board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, EAC, Long Island University, the Long Island Philharmonic and Channel 21.  He was the fundraising Chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award.  His work in the community has been recognized by Family and Children’s Association, and Gurwin Jewish.  He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award.  Mr. Buran was honored twice with St. Joseph’s College’s Distinguished Service Award.  Mr. Buran also serves on the Advisory Board and is a former Board President of Neighborhood Housing Services of New York City.  He is a Board member of The Korean American Youth Foundation. Mr. Buran also serves on the Board of the Long Island Conservatory.  He holds a B.S. in Management and an M.B.A., both from New York University.

Mr. Cummings was appointed President and Chief Executive Officer of Bank member Investors Bank and holding company Investors Bancorp effective January 1, 2008 and was also appointed to serve on the Board of Directors of Investors Bank at that time.  He previously served as Executive Vice President and Chief Operating Officer of Investors Bank since July 2003.  Prior to joining Investors Bank, Mr. Cummings had a 26-year career with the independent accounting firm of KPMG LLP, where he had been partner for 14 years.  Immediately prior to joining Investors Bank, he was an audit partner in KPMG’s Financial Services practice in their New York City office and lead partner on a major commercial banking client.  Mr. Cummings also worked in the New Jersey community bank practice for over 20 years.  Mr. Cummings has a Bachelor’s degree in Economics from Middlebury College and a Master’s degree in Business Administration from Rutgers University.  Mr. Cummings has served as a Commissioner on the Summit Board of Recreation.  He is a Trustee of The Scholarship Fund for Inner-City Children, a Trustee of the Liberty Science Center, a Trustee for the Visiting Nurse Association Health Group, and the former Chairman of the Board and current board member of the New Jersey Bankers Association.  He is also a board member of both the Independent College Fund of New Jersey, and the All Stars Project of New Jersey. He also serves as a member of the Development Leadership Council of Morris Habitat for Humanity.  Mr. Cummings is a certified public accountant.  His election by the Board in January of 2014 to fill the remainder of Director Hermance’s term as a

New Jersey Member Director through the end of 2014 was based on, among other factors, the nature of his experience in the financial industry and knowledge of Mr. Cummings by various members of the Board.

Ms. Estabrook is Chairman of Elberon Development Group in Cranford, New Jersey and was the chief executive officer from 1984 through 2014.  It, together with its affiliated companies, owns and manages approximately two million square feet of rental property.  Most of the property is industrial with the remainder serving commercial and retail tenants.  Elberon Development Group also engages in redevelopment projects.  She previously served as a director on the board of New Brunswick Savings Bank, Constellation Bancorp and Summit Bank, all in New Jersey.  Since 2005, Ms. Estabrook has also served as a Director of New Jersey American Water Company, Inc.  Ms. Estabrook is a past chairman of the New Jersey Chamber of Commerce, served on its executive committee, and chaired its nominating committee.  In 2003 — 2004, she was the first woman to serve in that capacity in the Chamber’s 90 plus years of existence.  She also served as a member of the Lay Board of Trustees of the Delbarton School in Morristown for 15 years including five years as chair.  Until December 2012, Ms. Estabrook was a member and Secretary of the Board of Trustees of Catholic Charities, served on its Executive Committee and its Audit Committee, and chaired its Finance Committee and Building and Facilities Committees.  She is presently on the Board of Overseers of the Weill Cornell Medical School, is a Trustee of Barnabas Healthcare Corp. and is also on the Board of Trustees at Monmouth Medical Center, where she serves on its Executive Committee and chairs its Children’s Hospital Committee.  Ms. Estabrook serves on the Board of Trustees of the New Jersey Performing Arts Center (NJPAC).  In September 2011, she became a member of the board of managers of the Theatre Square Development Company LLC in Newark, N.J., a proposed housing and retail project which will include retail space and affordable housing units.  She was recently named as a Director of Y Homes, Inc., an affiliate of the Gateway Family YMCA. Ms. Estabrook’s experience in, among other areas, representing community interests in housing, as indicated by her background described above, support her qualifications to serve on our Board as a public interest director and Independent Director.

Mr. Ford has been President and Chief Executive Officer of Bank member Crest Savings Bank, headquartered in Wildwood, New Jersey, since 1993, and also serves as a director. He has worked in the financial services industry in southern New Jersey for over forty-five years.  Mr. Ford served as the 2003-04 chairman of the New Jersey League of Community Bankers (“New Jersey League”).  Mr. Ford served as Chairman of the Community Bank Council of the Federal Reserve Bank of Philadelphia in 1998-1999.  He also served on the board of directors of America’s Community Bankers (“ACB”) and on ACB’s Audit and Finance & Investment Committees.  Mr. Ford serves on the boards of the Cape Regional Medical Center Foundation and the Doo Wop Preservation League and has previously served as a director and treasurer of Habitat for Humanity, Cape May County, as Divisional Chairman of the March of Dimes for Atlantic and Cape May Counties and as a Director of the Atlantic Cape Community College Foundation.  In December 2000, he was appointed by Governor Christine Todd Whitman to the New Jersey Department of Banking & Insurance Study Commission.  Mr. Ford is a graduate of Marquette University with a degree in accounting and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of CPAs.

Mr. Hermance was Chairman and Chief Executive Officer of Bank member Hudson City Savings Bank, Paramus, New Jersey when he served on the Bank’s Board and he had over 25 years of service with that institution.  He joined Hudson City as Senior Executive Vice President and Chief Operating Officer and was also named to the Board of Directors.  In 1997, he was promoted to President, and he served in that position through December 14, 2010.  On January 1, 2002, he also became Chief Executive Officer.  On January 1, 2005, Mr. Hermance assumed the title of Chairman in addition to his other titles. Mr. Hermance was also the Chairman and Chief Executive Officer of Hudson City Bancorp, the parent company, which trades on the NASDAQ.  Mr. Hermance served as a member of the Board of Trustees of St. John Fisher College.  Mr. Hermance resigned from the Board in January of 2014.  He passed away on September 11, 2014.

Mr. Hoy serves as Chairman of Bank member Glens Falls National Bank and Trust Company; he also served as CEO of the company through December 31, 2012.  He is also Chairman of Arrow Financial Corporation, the holding company for Glens Falls National Bank and Trust Company and Bank member Saratoga National Bank and Trust Company; he served as President of the company through June 30, 2012 and CEO of the company through December 31, 2012.  Mr. Hoy joined Glens Falls National Bank in 1974 as a Management Trainee and became President of the Bank on January 1, 1995.  He became President of Arrow in 1996 and CEO in 1997.  Mr. Hoy is a graduate of Cornell University and has been active in various banking organizations, including serving as past President of the Independent Bankers Association of New York, past Chairman of the New York Bankers Association, and past member of the American Bankers Association Board of Directors.  Mr. Hoy served four years on active duty in the Navy as a Surface Warfare Officer on various destroyers, and retired after twenty years as a Commander in the U.S. Naval Reserve.  He has been extremely active in his community, serving on numerous Boards and leading several community fundraising efforts.  He has been recognized for his community service with the J. Walter Juckett Award from the Adirondack Regional Chambers of Commerce, the Twin Rivers Council’s Good Scout Award, the C.R. Wood Theater’s Charles R. Wood Award, and the Warren County Bar Association Liberty Bell Award.

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

Mr. Martin is chairman, president and chief executive officer of Provident Financial Services, Inc. and Bank member The Provident Bank, New Jersey’s oldest state-chartered bank.  He has been in the banking industry for over 34 years.  Mr. Martin previously served as president and chief executive officer of First Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004.  Beginning with First Sentinel in 1984 as comptroller, Mr. Martin advanced and was appointed president of First Sentinel Bancorp and its subsidiary, First Savings Bank, in 2003.  Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control, and as a financial analyst.  Mr. Martin serves on the board of directors of the Commerce and Industry Association of New Jersey and on the board of directors of the New Jersey Bankers Association.  He also dedicates much of his spare time helping to improve the community.  Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials including those that are killed or disabled in the line of duty.  He serves on the board of trustees of Elon University, and is a past president of the alumni board.  He is a member of the Raritan Bay Medical Center Retirement Trust & Investment Committee.  He was on the board of trustees for Big Brothers Big Sisters of Monmouth/Middlesex County.  Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites.  He also spends time teaching financial literacy to high school students at inner city schools.  Mr. Martin is also president of The Provident Bank Foundation, which, since its founding in 2003, has provided more than $16 million in grants for programs focusing on education, health and wellness, recreation, the arts and social and civic services.  In addition, Mr. Martin has been honored for his philanthropic endeavors by the National MS Society, the American Jewish Committee, The Scholarship Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, Project Live and Felician College.  Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds a MBA from Monmouth University.

Mr. Melone has been chairman emeritus of The Equitable Companies, Incorporated since April 1998.  Prior to that, he was President and Chief Executive Officer of The Equitable Companies from 1996 until his retirement in April 1998 and, from 1990 until his retirement in April 1998, he was Chairman and Chief Executive Officer of its principal insurance subsidiary, The Equitable Life Assurance Society of the United States (“Equitable Life”).  Prior to joining Equitable Life in 1990, Mr. Melone was president of The Prudential Insurance Company of America.  He is a former Huebner Foundation fellow, and previously served as an associate professor of insurance at The Wharton School of the University of Pennsylvania and as a research director at The American College.  Mr. Melone is a Chartered Life Underwriter, Chartered Financial Consultant and Chartered Property and Casualty Underwriter.  He currently serves on the board of Newark Museum, Newark, New Jersey.  Until August of 2007, Mr. Melone served on the board of directors of BISYS; until December of 2007, he served on the board of directors of Foster Wheeler; and, until May of 2010, he served as chairman of the board of Horace-Mann Educators, Inc.  Mr. Melone has held other leadership positions in a number of insurance industry associations, as well as numerous civic organizations.  He received his bachelor’s, master’s and doctoral degrees from the University of Pennsylvania.  Mr. Melone’s financial and other management experience, as indicated by his background described above, support his qualifications to serve on our Board as an Independent Director.

Mr. Mroz, of Haddonfield, New Jersey, was nominated by New Jersey Governor Chris Christie on September 18, 2014 and confirmed by the New Jersey State Senate on September 22, 2014 to serve on New Jersey’s Board of Public Utilities (“BPU”) as that Board’s President.  His service commenced on October 6, 2014.  The BPU is the state agency that oversees utilities that provide natural gas, electricity, water, telecommunications and cable television services.  In this position, Mr. Mroz will serve as a member of Governor Christie’s cabinet.  Before his appointment, he was a government and public affairs consultant and lawyer.  Most recently, he was, from October 1,

2013 through October 3, 2014, Managing Director of Archer Public Affairs LLC, a governmental and external relations firm which is an affiliate of the law firm of Archer & Greiner.  Prior to this, he was, since January 1, 2010, the sole proprietor of a government and public affairs consulting business.  Previously, from January 1, 2007 until December 2009, he served as President of Salmon Ventures, Ltd, a non-legal government, regulatory and public affairs consulting firm.  Mr. Mroz represented clients in New Jersey and nationally in connection with legislative, regulatory and business development affairs.  Mr. Mroz, as a governmental affairs agent, was an advocate for clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters.  In his law practice, he concentrated on real estate, corporate and regulatory issues.  In this regard, Mr. Mroz was, from March 1, 2011 to October 3, 2014, Of Counsel to the law firm of Archer & Greiner.  From April 1, 2007 through the end of February 2011, he was Of Counsel to the law firm of Gruccio, Pepper, DeSanto & Ruth.  Mr. Mroz has a distinguished record of community and public service.  He is the former Chief Counsel to New Jersey Governor Christine Todd Whitman, serving in that position in 1999 and 2000.  Prior to that, he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team.  He served as County Counsel for Camden County, New Jersey, from 1991 to 1994.  In 2012, Mr. Mroz was appointed by New Jersey Governor Christie to serve as commissioner on the Delaware River & Bay Authority, the bi-state agency which owns and operates the Delaware Memorial Bridge, Cape May-Lewes Ferry and several airports in the New Jersey — Delaware region.  Mr. Mroz also has been active in community affairs, serving in the past on the board of directors for the New Jersey Alliance for Action and as a board member and past chairman of the Volunteers for America, Delaware Valley.  Mr. Mroz also served as former counsel to the New Jersey Conference of Mayors, the Delaware River Bay Authority and the Atlantic City Hotel and Lodging Association. Mr. Mroz’s legal and regulatory experience, as indicated by his background described above, support his qualifications to serve on our Board as an Independent Director.

Mr. Nasca is President and Chief Executive Officer of Evans Bancorp, Inc. and Bank member Evans Bank, N.A., a nationally chartered bank and wholly-owned subsidiary of Evans Bancorp.  He joined the management team as President in December 2006, and CEO in April 2007, bringing over 30 years of experience in the Western New York banking and financial services industry.  Prior to joining Evans, Mr. Nasca spent 11 years at First Niagara Financial Group serving as Executive Vice President of Strategic Initiatives, where he was integrally involved in the development of strategic plans for the organization, implementation of First Niagara’s merger and acquisition efforts and management of its enterprise-wide risk management program.  While at First Niagara, Mr. Nasca also served as President and CEO of its subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York.  Previous to that role, he served as First Niagara’s Senior Vice President and Treasurer.  Mr. Nasca has interacted with the Federal Home Loan Bank of New York for over 30 years in his various roles pertaining to treasury management.  He earned his MBA in Finance from the State University of New York at Buffalo and a BS in Management/Marketing from Canisius College.  Mr. Nasca is a member of the Board of Directors of the Independent Bankers Association of New York State and served as President (2012 — 2013), is a member of the New York Bankers Association, and served as the Chair (2011 — 2012) and Vice-Chair (2010 — 2011) of the New York Bankers Association Service Corporation.  Mr. Nasca was a member of the Board of Directors of the New York Business Development Corporation from 2012 to January 2015.  Mr. Nasca has extensive community involvement as a board member of the Buffalo Niagara Partnership; Lifetime Healthcare Companies Board of Directors; Univera Healthcare Advisory Board; Catholic Charities Board of Trustees, and served as Chair of Catholic Charities’ Annual Diocesan Appeal in 2011 and 2010 Corporate Campaign Chair.  He is also active at Canisius College on the Richard J. Wehle School of Business Advisory Board, and as a member of the Board of Directors of Brothers of Mercy.

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

Mr. Redman has been President and Chief Executive Officer and a Director of Bank member Astoria Bank (formerly Astoria Federal Savings and Loan Association) and the holding company for Astoria Bank, Astoria Financial Corporation, since July 2011.  Mr. Redman joined Astoria Federal Savings in 1977 and during his tenure served in various accounting, investment and treasury positions.  He was appointed Senior Vice President, Treasurer and Chief Financial Officer in 1989, Executive Vice President and Chief Financial Officer in 1997 and President and Chief Operating Officer in 2007.  A Magna Cum Laude graduate of New York Institute of Technology with a degree in accounting, Mr. Redman provides leadership to several professional banking organizations.  In addition to previously serving as the President of the Nassau/Suffolk Chapter of the Financial Managers Society, he is a former instructor and chapter officer of the Institute of Financial Education and a prior member of the Accounting and Tax Committee of the Community Bankers Association of New York State, as well as a current member of the American Bankers Association’s American Bankers Council.  Mr. Redman is currently a Director of the New York State Bankers Association.  He is also a Director and former Chairman of the Board of the national Tourette Syndrome Association which under his leadership has helped influence legislation, furthered education and supported cutting-edge research.  His work in the community has been recognized by such organizations as St. Francis College, the Variety Child Learning Center, Quality Services for the Autism Community, the Queens Botanical Garden and the SCO Family of Services.

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

Dr. Soaries has been the Senior Pastor of the First Baptist Church of Lincoln Gardens in Somerset, New Jersey since November 1990.  A pioneer of faith-based community development, Dr. Soaries has led First Baptist in the construction of a new $20 million church complex and the formation of many not-for-profit entities to serve the community surrounding the church.  Highlights of Dr. Soaries’ ministry include recruiting 379 families to become foster parents to 770 children; helping 236 children find adoptive parents; constructing 145 new homes for low and moderate income residents to own; redeveloping 150,000 square feet of commercial real estate; operating a “green jobs” training program; serving hundreds of youth in an after school center and homework club; forming a youth entrepreneurship program; organizing a community development credit union; implementing a strategy to help 1,000 families become debt-free; and creating a program designed to help homeowners recover homes lost through foreclosure.  He is the author of dfree™ Breaking Free from Financial Slavery.  Founded in 2005, his dfree™ campaign is the linchpin of a successful strategy to lead people, families, and organizations out of debt to attain financial independence.  Dr. Soaries and his dfree ™ strategy were the focus of the third installment of CNN’s Black in America documentary “Almighty Debt.”  From January 12, 1999 to January 15, 2002, Dr. Soaries served as New Jersey’s 30th Secretary of State.  In 2004 he also served as the first chairman of the United States Election Assistance Commission, having been appointed by the President and confirmed by the United States Senate.  Since February of 2011, he has served on the board of Independence Realty Trust.  In January of 2015, he became a Director of Ocwen Financial Corporation. Dr. Soaries’ project development experience, as indicated by his background described above, support his qualifications to serve on our Board as an Independent Director.

Mr. Thompson is Vice Chairman of The Depository Trust & Clearing Corporation.  In addition, he also serves as General Counsel, a position he has held since 2005.  In this capacity, Mr. Thompson serves as a senior advisor to DTCC and is responsible for all legal and regulatory activities of the company and its subsidiaries.  He regularly interfaces with government and regulatory agencies on issues impacting the company.  Mr. Thompson also currently serves as Chairman of the Board of DTCC Deriv/SERV LLC.  He is a member of the DTCC Management Committee, which is comprised of the company’s executive leadership. In addition, Mr. Thompson is a member of the DTCC Management Risk Committee, where he helps oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation.  Mr. Thompson previously served as Chair of a DTCC Board subcommittee charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012.  Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of the DTC Internal Risk Management Committee.  Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in 1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004.  Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson.  Mr. Thompson began his legal career at Davis Polk & Wardwell.  Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing (NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC.  In addition, he also served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group.  His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals.  He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem.  Mr. Thompson has also testified before the U.S. Congress on issues related to the Dodd-Frank Act and financial reform.  Mr. Thompson’s legal and regulatory and risk management experience, as indicated by his background, supports his qualifications to serve on our Board as an Independent Director.

Mr. Vázquez has served since April 2004 as Senior Executive Vice President of Bank member Banco Popular de Puerto Rico, and also served as President of Banco Popular North America (also known as Popular Community Bank) from September 2010 to September 2014.  Further, he has served as a Director of both these institutions since October, 2010.  He has also served since March, 2013 as Chief Financial Officer and since February, 2010 (and formerly between March, 1997 and April, 2004) as Executive Vice President of Popular Inc., the holding company of these entities.  Mr. Vázquez joined Popular, Inc. as Executive Vice President in March 1997 to spearhead the establishment of Popular’s Risk Management Group.  From 2004 through 2010 he headed Banco Popular de Puerto Rico’s Consumer Lending Group, responsible for all retail credit products, including personal loans, credit cards, overdraft lines-of-credit, and residential mortgage origination and servicing as well as the auto, marine and equipment financing business.  Before joining Popular, Inc., Mr. Vázquez spent fifteen years with JP Morgan & Co. Inc. in New York and London where he held various management positions.  During the two years prior to joining Popular, Inc., he was Senior Banker and Region Manager for JP Morgan’s business in Colombia, Venezuela, Central America and the Caribbean.  Mr. Vázquez is a member of the National Board of Directors of Operation Hope, as well as a member of the Advisory Council of the Dean of the School of Engineering of the Rensselaer Polytechnic Institute.  Mr. Vázquez also served as a member of the board of directors of the Puerto Rico Community Foundation, the largest community foundation in the Caribbean.  He holds a Bachelor of Science in Civil Engineering, with an economics minor, from the Rensselaer Polytechnic Institute, Troy, New York.  He also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts.

Executive Officers

The following sets forth the executive officers of the FHLBNY who served during 2014 and as of the date of this annual report. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/19/15	3/19/2015	Bank Since	Member Since
José R. González	President & Chief Executive Officer	60	10/15/13	10/15/13
Eric P. Amig	Senior Vice President & Head of Bank Relations and Corporate Secretary	56	02/01/93	01/01/09
Edwin Artuz	Senior Vice President & Head of Corporate Services and Director of OMWI	53	03/01/89	01/01/13
John F. Edelen	Senior Vice President & Chief Risk Officer	52	05/27/97	01/01/11
Melody J. Feinberg	Senior Vice President & Deputy Chief Risk Officer	52	10/17/11	01/01/15
G. Robert Fusco *	Senior Vice President, CIO & Head of Enterprise Services	56	03/02/87	05/01/09
Adam Goldstein	Senior Vice President & Head of Sales & Business Development and Marketing	41	07/14/97	03/20/08
Paul B. Héroux	Senior Vice President & Head of Member Services	56	02/27/84	03/31/04
Kevin M. Neylan	Senior Vice President & Chief Financial Officer	57	04/30/01	03/31/04
Philip A. Scott	Senior Vice President & Chief Capital Markets Officer	56	08/28/06	9/3/2014
Alfred A. DelliBovi * *	President & Chief Executive Officer	69	11/30/92	03/31/04
Peter S. Leung * * *	Senior Vice President & Head of Asset Liability Management	60	01/20/04	03/31/04

* Left employment 1/8/93; rehired 5/10/93.

**Retired as of close of business 4/1/14.

***Retired as of close of business 9/2/14.

José R. González succeeded Alfred A. DelliBovi as President and Chief Executive Officer of the Bank effective immediately upon Mr. DelliBovi’s retirement from the Bank, an event which took place at the close of Bank business on April 1, 2014.  In this position, Mr. González directs the Bank’s overall operations.  Mr. González joined the Bank as Executive Vice President on October 15, 2013, after serving on the Bank’s Board of Directors from 2004 through and until September 30, 2013, and as the Board’s Vice Chair from 2008 through September 30, 2013.  He currently serves on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions.  He also, along with the eleven other FHLBank Presidents and five independent directors, serves as a Director of the Office of Finance of the Federal Home Loan Banks. Before joining the Bank, he was Senior Executive Vice President, Banking and Financial Services, of OFG Bancorp and Bank member Oriental Bank, and had held that position since August, 2010.  He was President and Chief Executive Officer of Santander BanCorp and Banco Santander Puerto Rico from October 2002 until August 2008, and served as a Director of both entities until August 2010.  Mr. González joined the Santander Group in August 1996 as President and Chief Executive Officer of Santander Securities Corporation.  He later served as Executive Vice President and Chief Financial Officer of Santander BanCorp and Banco Santander Puerto Rico and in April 2002 was named President and Chief Operating Officer of both entities.  Mr. González is a past President of the Puerto Rico Bankers Association and a past president of the Securities Industry Association of Puerto Rico.  Mr. González was at Credit Suisse First Boston from 1983 to 1986 as Vice President of Investment Banking, and from 1989 to 1995 as President and Chief Executive Officer of the firm’s Puerto Rico subsidiary.  From 1986 to 1989, Mr. González was President and Chief Executive Officer of the Government Development Bank for Puerto Rico.  From 1980 to 1983, he was in the private practice of law in San Juan, Puerto Rico with the law firm of O’Neill & Borges.  Mr. González received his undergraduate degree in economics from Yale University and M.B.A. and J.D. degrees from Harvard University.

Eric P. Amig joined us as Director of Bank Relations in February 1993.  In January of 2009 he was named Head of Bank Relations and in July of 2015 he was appointed Corporate Secretary.  From 1985 through January 1993, he worked in the U.S. Department of Housing and Urban Development; during this time he served as Special Assistant to the Deputy Secretary from 1990 to 1993.  Mr. Amig has also served as a legislative aide to the President Pro Tempore of the Pennsylvania State Senate and was the Executive Director of the Federal/State Relations Committee of the Pennsylvania House of Representatives.  Mr. Amig received his undergraduate degree in Political Science from Albright College (PA).

Edwin Artuz has served as Head of Corporate Services and Director of OMWI since July 1, 2014.  In August 1, 2000, he was named Director of Human Resources; he was named as a Senior Vice President on January 1, 2013. Mr. Artuz directs the management of the Bank’s Office of Minority and Women Inclusion in the areas of Human Resources, Purchasing and Procurement and Marketing and Outreach to ensure that regulatory requirements are met and exceeded.  Mr. Artuz also provides overall leadership, strategic direction, and oversight for all of the Bank’s human resources activities and operations.  These activities and operations include the areas of employment, compensation, benefits, employee relations, employee and organizational training and development, performance management, employee communications, and external and internal Human Resources information systems services. Mr. Artuz has the significant responsibility of providing support to the Compensation & Human Resources Committee of the Bank’s Board of Directors in connection with matters related to executive compensation and benefits.  Mr. Artuz also provides strategic direction and leadership to the organization’s Facilities Services operations to ensure efficient and effective management of the firm’s physical resources. From January 1996 through December 1996, Mr. Artuz served as Assistant Vice President, Administrative Services and from January 1997 through July 2000, Mr. Artuz served as Vice President, Administrative Services.  In this capacity, Mr. Artuz managed the Human Resources function as well as each of the following: Purchasing; Telecommunications; Facilities; Mailroom Services; Security; Reception; Insurance; and Record Retention.   Mr. Artuz is currently the Chair of the Compensation Special Interest Group of the Human Resources Association of New York, an affiliate of the Society for Human Resource Management.  Edwin holds a graduate degree from New York University in

Human Resources Management and an undergraduate degree in History from the College of Staten Island.  Prior to joining the Bank in 1989, Mr. Artuz held positions at Skadden, Arps, Slate, Meagher & Flom; Dillon, Read & Co.; and the Dime Savings Bank of New York.

John F. Edelen was named Senior Vice President and Chief Risk Officer in January 2011. In this role, Mr. Edelen oversees the Bank’s Enterprise-wide Risk Management practice as well as our Risk Management function. Prior to that, Mr. Edelen served in various positions of increasing responsibility within our capital markets and risk management functions including Director of ALM Risk Strategy and Development, Director of Funding and Investments, and Vice President of Capital Markets.  He joined the Bank in 1997 from Oppenheimer and Co. as a derivative products trader/analyst.  A veteran of the Second Persian Gulf War, Mr. Edelen served in the U.S. Army as a Ranger and Paratrooper, commanding a unit in the 82nd Airborne Division.  Mr. Edelen earned a Bachelor of Science degree from the United States Military Academy and a Master of Business Administration from Columbia Business School.

Melody Feinberg was named Deputy Chief Risk Officer in 2015.  Ms. Feinberg is responsible for the day-to-day management of enterprise-wide risk management and oversees the Financial Risk Management; Credit Risk Management; Strategic, Operational & Model Risk Management; and Compliance Departments.  Ms. Feinberg joined the bank in October 2011 as the Director of Finance.  In that capacity, she was responsible for all aspects of the bank’s finance functions, including advisory on business initiatives, financial accounting and reporting, funding and investment decisions, capital planning, tax and regulatory issues, operational risk, control enhancement, financial analytics, etc.  Melody began her career as a CPA with Ernst & Young, and then held positions of increasing responsibilities in accounting and finance roles at three investment banks, namely, JP Morgan Chase, HSBC and Goldman Sachs.  These roles developed her experience in accounting policy, reporting, financial, operational and valuation control, and compliance, within capital markets environments.  She earned an M.B.A. in Finance from Drexel University and a B.S. in Accounting from The College of New Jersey, both Magna Cum Laude.  She is a member of the NYSCPA and AICPA.

G. Robert Fusco was named Chief Information Officer (“CIO”) and Head of Enterprise Services in 2009.  Mr. Fusco directs and oversees the Bank’s technology, records management and business continuity functions and programs.  Mr. Fusco has been with the Bank since April 1987.  During his 27 year tenure, he has held various management positions in Information Technology, including IT Director starting in 2000, Chief Technology Officer starting in 2006, and CIO in 2008.  Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook.  He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking.  Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York.

Adam Goldstein was named Head of Sales, Business Development & Marketing in July of 2014. In this role, he leads the sales and marketing activities for all business lines including Advances, Mortgage Partnership Finance®, and Letters of Credit.  Mr. Goldstein joined us in June 1997 and has held a number of key positions in our sales and marketing areas.  Mr. Goldstein previously served as Head of Sales Business Development from January 2012 through June 2014. From March 2008 through December 2011, he served as Head of Marketing and Sales.  From May 2003 through February 2008, he served as VP, Director of Sales and Marketing.  In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University, and in Finance from The New York Institute of Finance.

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

Kevin M. Neylan became Chief Financial Officer on March 30, 2012.  Mr. Neylan is responsible for overseeing the Bank’s Accounting, Strategic Planning and Capital Markets functions.  He was previously the Head of Strategy and Finance from January to March 2012, Head of Strategy and Business Development from January 2009 through December 2011, Head of Strategy and Organizational Performance from January 2005 to December 2008, and Director, Strategy and Organizational Performance from January 2004 to December 2004.  Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining us in April 2001.  He was previously a partner in the financial service consulting group of one of the Big Four accounting firms.  He holds an M.S. in corporate strategy from the MIT Sloan School of Management and a B.S. in management from St. John’s University (NY).

Philip A. Scott was named Chief Capital Markets Officer in September 2014, after serving as Director of Trading in the Capital Markets department, managing debt issuance and advance positions.  He is responsible for all facets of balance sheet management including the Bank’s investments portfolio, advances position, funding, and debt issuance.  He serves as chair of the Bank’s Asset Liability Management Committee.  Mr. Scott joined the bank’s Capital Markets department in August of 2006, following 23 years of experience in the markets and on Wall Street where he was trader and desk manager of interest rate products at Citibank, Deutsche Bank, and Credit Lyonnais.  He received a Bachelor’s Degree in Economics from Tufts University and holds a Master’s degree in Finance and Economics from the Kellogg School of Management at Northwestern University.

Alfred A. DelliBovi retired from the Bank as President effective as of the close of Bank business on April 1, 2014.  He had served in this position since November of 1992. From 2005 through his retirement, Mr. DelliBovi was a member of the Board of Directors of the Pentegra Defined Contribution Plan for Financial Institutions; he previously served on this board from 1994 through 2000.  From October 2009 through his retirement, he also served on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions; he previously served on this board from 2001 through 2003.  In addition, Mr. DelliBovi was appointed by the U.S. Department of the Treasury in September 2006 to serve as a member of the Directorate of the Resolution Funding Corporation, and he was appointed Chairman in September 2007; he served on this board until October 2009.  From November 2009 through November 2010, Mr. DelliBovi served as Chair of the Board of the Financing Corporation (“FICO”).  Mr. DelliBovi previously served on the FICO Board as Chair from November 2002 through November 2003, and also served as Vice Chair of the FICO Board from November 1996 to November 1997.  From July 2010 through his retirement, Mr. DelliBovi, along with the eleven other FHLBank Presidents and five independent directors, served as a Director of the Office of Finance of the Federal Home Loan Banks.  In December 2011, Mr. DelliBovi was named to the Bipartisan Policy Center’s Housing Commission.  This 17 member national commission issued a report in February 2013 containing a package of realistic and actionable policy recommendations to help address the nation’s troubled housing sector.  Prior to joining the Bank, Mr. DelliBovi served as Deputy Secretary of the U.S. Department of Housing and Urban Development from 1989 until 1992.  In May 1992, President Bush appointed Mr. DelliBovi as Co-Chairman of the Presidential Task Force on Recovery in Los Angeles.  Mr. DelliBovi served as a senior official at the U.S. Department of Transportation in the Reagan Administration, was elected to four terms in the New York State Assembly, and earned a Master of Public Administration degree from Bernard M. Baruch College, City University of New York.

Peter S. Leung became Head of Asset Liability Management in January 2011 and retired from that position and the Bank on September 2, 2014.  He joined the Bank as Chief Risk Officer in January 2004, and served in that position until December 2010.  Mr. Leung had more than twenty-eight years experience in the Federal Home Loan Bank System.  Prior to joining the Bank, Mr. Leung was the Chief Risk Officer of the Federal Home Loan Bank of Dallas for three years, and the Associate Director and then Deputy Director of the Office of Supervision of the Federal Housing Finance Board for a total of 11 years.  He also served as an examiner with the Federal Home Loan Bank of Seattle and with the Office of Thrift Supervision for a total of four years in the 1980’s.  Mr. Leung is a CPA and has an undergraduate degree from SUNY at Buffalo and an M.B.A. from City University, Seattle, Washington.

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions.  For the period from January 1, 2014 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Jay M. Ford (Chair), , Thomas L. Hoy (Vice Chair), John R. Buran, Kevin Cummings, Joseph R. Ficalora, Joseph J. Melone, Monte N. Redman, and Larry E. Thompson.

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

Achieving the Bank’s Mission

We operate in a very competitive market for talent. Without the capability to attract, motivate and retain talented employees, the ability to fulfill our mission would be in jeopardy. All employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring a variety of skills. Our employees not only have the appropriate talent and experience to execute our mission, but they also possess skill sets that are difficult to find in the marketplace. In this regard, as of December 31, 2014, we employed 258 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $132.8 billion in assets.

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

Finance Agency Oversight of Executive Compensation

The Federal Housing Finance Agency (“Finance Agency”) has oversight authority over FHLBank executive officer compensation. Section 1113 of the Housing and Economic Recovery Act of 2008 requires that the Director of the Finance Agency prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this statutory responsibility, the Finance Agency issued, effective February 27, 2014, final rules on executive compensation and golden parachute payments relating to the regulator’s oversight of such compensation and payments.

In addition to these rules, the Finance Agency previously issued Advisory Bulletin 2009-AB-02 regarding principles for FHLBank executive compensation as to which the FHLBanks are expected to adhere in setting executive compensation policies and practices.  The Finance Agency also previously issued certain protocols for the review of proposed FHLBank compensation actions pertaining to Named Executive Officers (“NEOs”).

How We Stay Competitive in the Labor Market

The Board-approved Compensation Policy acknowledges and takes into account our business environment and factors to remain competitive in the labor market. The major components of the Compensation Policy, which is currently in effect, include the following:

•                  An overall greater emphasis on base salary and benefits (versus annual and long-term incentives) than would be typical of commercial banks.

•                  The use of commercial banks (see the peer group list in Section I below) as the primary peer group for benchmarking at the 50th percentile of total compensation (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation): and (b) health and welfare programs and other benefits; discounted for purposes of establishing competitive pay levels by 15% to account for the incremental value provided by our benefit programs.

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

The Total Compensation Program

In response to the challenging economic environment in which we operate, compensation and benefits consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan (“DB Plan”); the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits which are listed in Section IV C below. These components, along with certain benefits described in the next paragraph, comprised our total compensation program for 2014, and are discussed in detail in Section IV below.

This CD&A provides information related to the total compensation program provided to our NEOs for 2014 — that is, our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the total compensation program and the elements of compensation provided to our NEOs. These compensation programs are not exclusive to the NEOs; they also apply to employees as explained throughout the CD&A.

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

Compensation and Benefits Study Results

In accordance with the Board-approved Compensation Policy, we evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits in determining market competitiveness every third year after the date we complete the final implementation of Board-approved total compensation program design changes.  The last changes prior to the changes described below occurred on July 1, 2008.

In September 2011, the C&HR Committee engaged compensation specialists Aon Consulting, Inc., and its subsidiary, McLagan Partners, Inc. (collectively referred to as “Aon”), which focuses on executive compensation, to perform a broad and comprehensive review of all the compensation and benefits programs for all employees, including NEOs.  Aon had been engaged by the C&HR Committee to perform the prior review. In addition, Aon had, prior to this engagement, been retained to provide actuarial assumptions and valuations for the retiree medical benefits plan, and had also reviewed actuarial assumptions and valuations used by the administrator of our Defined

Benefit and Benefit Equalizations Plans. Aon had also been previously engaged to provide recommendations to the C&HR Committee for compensation consulting purposes.

Aon utilized the same peer groups, commercial banks, as the prior review for “benchmarking” purposes (that is, for purposes of comparing levels of benefits and compensation). The firms within this peer group were originally selected after consideration of various factors.  Among the factors considered were firms that were either business competitors or labor market competitors (focusing attention on firms either headquartered or having major offices in the same or similar geographic markets), and firms similar in size (assets, revenues and employee population). Through Aon’s experience working with other Federal Home Loan Banks and through direct interviews with the senior management, Aon identified the current and future skill sets needed to meet the business objectives and also noted that we tended to hire employees from and lose employees to certain institutions.

“Wall Street” firms again were not used as benchmark peers because their business operating models and compensation models are different than with those of the Bank. The rationale was that these firms tend to base their compensation levels to a significant extent on activities that carry a high degree of risk and commensurate level of return. In contrast, as a Federally-regulated provider of liquidity to financial institutions, we operate using a low risk/return business model.

In addition, Aon continued to match officer positions one position level down versus commercial banks. Aon’s rationale was that the scope of activities for officer positions at commercial banks is generally more significant than the Bank’s because they often manage multiple business lines across multiple locations. In contrast, we only have two local offices and one main business segment. Therefore, we generally recruit senior-level positions from a “divisional” level at commercial banks as opposed to the higher “corporate” level of such organizations. The C&HR Committee and the Board agreed with these approaches.

A preliminary report was submitted by Aon (“Aon Report”) to the C&HR Committee at its meeting on February 10, 2012 for its review.  The C&HR Committee agreed to continue to review and discuss the Aon Report during 2012 as they wanted to first consider the effects of implementing a deferred incentive compensation plan for our NEO’s in 2012.  The Bank’s deferred incentive plan was approved by the Finance Agency on May 3, 2012 and made effective retrospectively as of January 1, 2012.

In November 2012, the C&HR Committee requested that Aon provide updated market data for its report, update the Total Rewards Study on employee compensation and benefits and present recommendations to the C&HR Committee before the end of 2013.  The result of the Total Rewards Study was submitted to the C&HR Committee and the Board in September 2013.  When compared to the Bank’s peer group, the Bank’s employee health and welfare benefits were deemed “Significantly Above Market”.  As a result, the Board approved an initial set of changes to the Bank’s healthcare plans effective January 1, 2014 for all employees. Changes included increasing employee-paid premiums, co-insurance payments and deductibles to help align with the market benchmarks.

In February 2014, upon further recommendation by Aon, the Board also approved additional changes to the Bank’s retirement plans implemented beginning July 1, 2014. Changes to the Bank’s benefits plans include:

•                  The Qualified Defined Benefit Plan formula for Non-Grandfathered employees was reduced from 2.0% to 1.5% of the employee’s highest 5-consecutive-year average earnings for new employees (please refer to the “(i) Qualified Defined Benefit Plan” section under the heading “Retirement Benefits” below for further information);

•                  “Earnings” under the Qualified Defined Benefit Plan is defined as base salary only; short-term incentives and overtime are excluded (please refer to the “(i) Qualified Defined Benefit Plan” section under the heading “Retirement Benefits” below for further information);

•                  Required employee contribution to generate full Qualified Defined Contribution Plan employer match increased from 3% to 4%  (please refer to the “(iii) Qualified Defined Contribution Plan” sections under the heading “Retirement Benefits” below for further information); and

•                     Elimination of the current waiting period of five years of service to receive the Qualified Defined Contribution Plan employer match; permitting all employees with less than five years of service to receive the maximum employer match, as outlined above (please refer to the “(iii) Qualified Defined Contribution Plan” sections under the heading “Retirement Benefits” below for further information).

The Board also approved further changes to the Bank’s current healthcare plan and retiree medical plan effective January 1, 2015 for all employees.  Changes to the current healthcare plan and retiree medical plan include:

•                  Retiree Medical benefits plan was eliminated for employees who are not age 55 and have 10 years of employment service as of January 1, 2015 (please refer to the “Retiree Medical” section under the heading “Health and Welfare Programs and Other Benefits” below for further information);

•                  The current Defined Dollar Plan subsidy was reduced by 50% for all service earned after December 31, 2014 for employees eligible to remain in the plan (please refer to the “Retiree Medical” section under the heading “Health and Welfare Programs and Other Benefits” below for further information);

•                  The annual Cost of Living Adjustment was eliminated (please refer to the “Retiree Medical” section under the heading “Health and Welfare Programs and Other Benefits” below for further information);

•                  Employees at the First Level Officer and Assistant Vice President rank contributing more to the cost of the plan than Non-Officers; and employees at the Vice President and above level contributing more to the cost of the plan than employees at the First Level Officers and Assistant Vice President rank (please refer to the “Medical and Dental” section under the heading “Health and Welfare Programs and Other Benefits” below for further information);

•                  Replacing the Bank’s current healthcare plans with a High Deductible Health Plan (“HDHP”) (please refer to the “Medical and Dental” section under the heading “Health and Welfare Programs and Other Benefits” below for further information); and

•                  Adding a Health Saving Account (“HSA”) which will replace the Bank’s current Healthcare Flexible Spending Account (please refer to the “Flexible Spending Accounts” section under the heading “Health and Welfare Programs and Other Benefits” below for further information).

A representative list of the peer group that was used in the Aon healthcare and welfare benefits study in 2013 is set forth in the table below. For the firms listed below that had multiple lines of business, the Bank benchmarked total compensation against the wholesale banking functions at those companies.

Ally Financial Inc	JP Morgan	Federal Home Loan Bank of Boston
Fifth Third Processing Solutions	PNC Financial	Federal Home Loan Bank of Dallas
G.E. Capital	Standard Bank	Federal Home Loan Bank of Des Moines
BMO Financial Group ING	Federal Home Loan Bank of Atlanta	Federal Home Loan Bank of Indianapolis

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

All of the elements of the total compensation program are available to all employees, including NEOs, except with respect to: 1) the Incentive Compensation Plan (“IC Plan”), 2) Deferred Incentive Compensation Plan, and 3) the Nonqualified Defined Benefit Equalization Plan.  Participation in the Incentive Plan is offered to all exempt (non-hourly) employees. Exempt employees constitute 89% of all employees as of year-end 2014.

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

IV. Explanation of why we provide each element of total compensation

Our Compensation Policy

The Board adopted our current Compensation Policy in November 2007 designed to help ensure that we provide competitive compensation necessary to retain and motivate current employees while attracting the talent needed to successfully execute current and future business plans.

Please refer to the Introduction section under the heading “How We Stay Competitive in the Labor Market” for an explanation of the Bank’s Board-approved Compensation Policy.

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

2012 - 2014 Compensation Benchmarking Analysis

Aon was engaged by the C&HR Committee from 2012 through 2014 to benchmark NEO salaries for the purpose of supporting merit increases for performance for all three years as required by the Finance Agency. The results of the benchmarking indicated that NEO salaries were in alignment with the market, and NEOs were awarded merit increases as a result in accordance with the market.

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

In addition to the benchmarking process provided for in the Compensation Policy as described above, a performance-based merit increase program exists for all employees, including NEOs, that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the achievement of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2014, the C&HR Committee determined that merit-related officer base pay increases for 2015 would be 2.5% for officers rated “Meets Requirements”; 3.25% for officers rated “Exceeds Requirements”; and 4.25% for officers rated “Outstanding” for their performance in 2014.

To comply with the Finance Agency requirement that the FHLBanks submit all compensation actions involving a NEO to the Finance Agency for review at least four weeks in advance of any planned board of directors’ decision with respect to those actions, we submitted the proposed merit increase percentages for 2014 performance for the NEOs in November.  In addition, to help support the proposed merit increases, the Finance Agency required that a compensation benchmarking analysis be submitted.  The analysis was performed by McLagan.

AON used three peer groups in establishing competitive market pay:

(1) Commercial Banks (former “bulge bracket” investment banks were specifically excluded). Data for the Metro New York area was used where available;

(2) Federal Home Loan Banks; and

(3) Publicly-available proxy data for banks with assets between $5B and $20B

AON also used salary rank from the proxies from publicly-traded banks. Salary rank compares a firm’s top paid incumbents against the market’s top paid incumbents regardless of position.

Per the Bank’s compensation philosophy, AON used median data as the initial benchmark statistic for commercial banks and proxy benchmarks and the high quartile is used for the Federal Home Loan Bank system benchmarks. Higher/lower benchmark statistics were used to account for larger/smaller responsibilities. The value of retirement plans and other benefits, including the defined benefit pension plans were not represented in this analysis and will be addressed in the total compensation review as stated above.

Please refer to the introduction section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program.

The results of the compensation benchmarking analysis and the proposed merit increases for the NEOs were submitted to the Finance Agency and we received a “non-objection” letter to pay the merit increases, effective January 1, 2015.

A representative list of the peer group that was used in the compensation benchmarking analysis, excluding all healthcare and welfare benefits analysis as addressed above, is set forth in the table below.

Market Data Participants — Commercial Banks and FHLBanks

ABN AMRO Securities (USA) LLC	DnB Bank	Lloyds Banking Group
AIB Capital Markets	DnB NOR Markets, Inc.	M&T Bank Corporation
Ally Financial Inc.	DVB Bank	Macquarie Bank
Amegy Bank	DZ Bank	Mizuho Corporate Bank, Ltd.
Australia & New Zealand Banking Group	Espirito Santo Investment	National Australia Bank
Banco Bilbao Vizcaya Argentaria	Fannie Mae	National Bank of Arizona
Banco Itau	Federal Home Loan Bank of Atlanta	Natixis
Banco Santander	Federal Home Loan Bank of Boston	Nevada State Bank
Bank Hapoalim	Federal Home Loan Bank of Chicago	Nord/LB
Bank of America	Federal Home Loan Bank of Cincinnati	Nordea Bank
Bank of Ireland Corporate Banking	Federal Home Loan Bank of Dallas	OCBC Bank
Bank of the West	Federal Home Loan Bank of Des Moines	One West Bank
Bank of Tokyo - Mitsubishi UFJ	Federal Home Loan Bank of Indianapolis	Pacific Capital Bank N.A.
Bayerische Landesbank	Federal Home Loan Bank of Pittsburgh	PNC Bank
BBVA Compass	Federal Home Loan Bank of San Francisco	Rabobank Nederland
BMO Financial Group	Federal Home Loan Bank of Seattle	RBS/Citizens Bank
BNP Paribas	Federal Home Loan Bank of Topeka	Regions Financial Corporation
BOK Financial Corporation	Fifth Third Bank	Royal Bank of Canada
Branch Banking & Trust Co.	First Financial Bancorp	Sallie Mae
California Bank & Trust	First Niagara	Societe Generale
Capital One	First Tennessee Bank/ First Horizon	Sovereign Bank
China Construction Bank	FNB Omaha	Standard Bank
China International Capital Corporate	Freddie Mac	Standard Chartered Bank
China Merchants Bank	GE Capital	SunTrust Banks
CIBC World Markets	Helaba Landesbank Hessen-Thuringen	Susquehanna International Group
Citigroup	HSBC	SVB Financial Group
City National Bank	ING	TD Securities
Comerica	Itau Unibanco	The Bank of Nova Scotia
Commerzbank	JP Morgan	The CIT Group
Crédit Agricole CIB	KBC Bank	The Norinchukin Bank, New York Branch
Credit Industriel et Commercial	KeyCorp	The Private Bank
Dexia	Landesbank Baden-Wuerttemberg	UniCredit
United Bank for Africa Plc	Zions Bancorporation	Union Bank, N.A.
Wells Fargo Bank
Westpac Banking Corporation

2. Incentive Compensation Plan

I. Overview of the 2014 Plan

The objective of the Bank’s 2014 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2014 Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2014 Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance and to individual performance. All salaried exempt employees are eligible to participate in the 2014 Plan. Awards under the 2014 Plan were calculated based upon performance during 2014 and will be paid to participants on March 13, 2015.  We received a “non-objection” from the Finance Agency to pay the Plan awards to NEOs, subject to the deferral feature for Management Committee participants discussed below.  The 2014 Plan was developed in accordance with regulations issued by and other guidance received from the Finance Agency.

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

When employees are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement” or “Unsatisfactory”. Incentive Plan participants that were rated as “Exceeds Requirements” or “Outstanding” on their individual performance evaluations received an additional 3% or 6%, respectively, of their base salary.

Incentive Compensation Plan awards are only paid to participants who have attained at least a specified threshold rating within the “Meets Requirements” category on their individual performance evaluations and do not have any unresolved disciplinary matters in their record.

Award Calculation

Bankwide goals are established to address the Bank’s business operations and mission. Actual results of each goal are compared against the three benchmarks (threshold, target and maximum) that were established for the Incentive Plan year. The Incentive Compensation Plan participant receives a payout based on the benchmark level that is met for each goal.

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

Measurements Used by the 2014 Plan

The Bankwide goals are designed to help management focus on what it needs to succeed, and the Bankwide goals are approved by the Board. The 2014 Bankwide goals are organized into three broad categories and are presented in the charts below. The charts contain:

•                  a description of each of the goals and their respective weightings as a percentage of the Bankwide goals;

•                  an explanation of each Bankwide goal measure and how each goal meets its stated purpose; and

•                  actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

Actual results illustrate the benchmark levels that were achieved in 2013 for each of the Bankwide goals.

2014 Incentive Compensation Plan Measures and Results

Business Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold		Target		Maximum		Results
BUSINESS EFFECTIVENESS (1)		80% of Bankwide Goal
Return Component- Dividend Capacity as forecasted in the 2014 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	40%	3.82%		4.49%		5.39%		4.62%
Risk Component - Risk level arising from expected changes in the balance sheet and the business environment as measured by a designated portion of retained earnings. The intent of this requirement is to measure the target level of market, credit and operations risk exposures within the balance sheet versus the actual level during the year. The measurement is favorable whenever it is below the calculation of measure	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.	30%	$494.4	mm	$444.8	mm	$395.2	mm	$343.8	mm
Risk Component — Market value of Equity to Capital Stock Ratio (MVE/CS) value of membership stock.	Supports protecting the par value of membership stock.	10%	100%		105%		110%		121.8%

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

mm – million dollars

The Risk Goals are intended to encourage management to balance those actions taken to enhance earnings (i.e., Dividend Capacity) with actions that are needed to appropriately manage risk levels in the business. Preserving the value of member paid-in capital and providing a predictable dividend are important ways that the Bank helps to provide value to stockholders.

Growth Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold		Target		Maximum		Results
GROWTH EFFECTIVENESS (2)		10% of Bankwide Goals
Number of New Member Institutions	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	1.5%	4/$3	B	7/$6	B	14/$12	B	8/$131	B
Number of New/ Return Borrowers	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.5%	23		28		56		32
Advance Volume- Average Balance Advances	Aligns with philosophy of being an “advances bank”.	3.0%	$69.39	B	$81.64	B	$97.96	B	$91.67	B
Market Share — Calculated by comparing members’ outstanding advances against a pool of alternative wholesale funding sources.	Helps the Bank gauge its competitive position against a variety of wholesale funding alternatives used by members. Strengthens the franchise as an “advances bank”.	2.0%	38.98%		45.85%		52.73%		48.72%

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

mm – million dollars

B – billion dollars

Community Investment Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold		Target		Maximum		Results
COMMUNITY INVESTMENT EFFECTIVENESS (3)		10% of Bankwide Goal
Project/Program Specific Applications Approved	Supports the provision of liquidity to members for housing and community development activities	3.5%	$990.0	mm	$1.1	B	$1.265	B	$1.804	B
Total Executed Mission-Related Transactions	Supports the provision of liquidity for housing and community development activities. Includes investments in Housing Finance Agency bonds.	2.5%	$881.1	mm	$979	mm	$1.126	B	$1.339	B
Dollar Amount of Letters of Credit Issued	Supports the provision of liquidity for housing and community development activities	2.0%	$66.6	B	$74.0	B	$85.1	B	$89.0	B
Community Investment Outreach and Technical Assistance	Supports the promotion, understanding and use of the Bank’s housing and community lending programs	2.0%	18		20		23		29

(3)         The Goal was implemented as a composite of several programs and activities as all of these components contribute to how the Bank achieves its mission-related housing and community development activities.

mm – million dollars

B – billion dollars

Overall the weighted average result for Bankwide goals was 60.5% above target. The weighted average result for the Risk Management Group was 69.0% above target. Payments are interpolated between the target and maximum amounts.

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

Deferred Portion of Incentive Compensation Plan

A deferral portion of the IC Plan was implemented beginning on January 1, 2012 for members of the Bank’s Management Committee. Such deferred compensation plan provides that the payments made to Management Committee members under the IC Plan are deferred and will be made as described below.

Deferral Component for Management Committee Members

The DICP provides that 50% of the Total Communicated Award (as defined below), if any, under the Plan year communicated to Management Committee participants (which includes the NEOs) will ordinarily be paid by the middle of March following the Plan year.

The remaining 50% will be deferred (the “Deferred Incentive Award”), subject to certain additional conditions specified in the Plan, such that 33 1/3% of the Deferred Incentive Award will ordinarily be paid by the middle of March of the following three years.

Each deferred payment may be increased or decreased by 25% based on the Bank’s performance on Market Value of Equity and other performance measures as outlined in the table below.

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

*Payment shall ordinarily be made within the first two and a half weeks of March.

**Payment shall ordinarily be made within the first two and a half weeks of March in the year indicated.

The Current Communicated Incentive Award at maximum shall not exceed 100 percent of the participant’s base salary.

The “Performance Scorecard” below shall be used for determining the payment of Deferred Incentive Awards for each of the future installment payments:

Performance Measure	Threshold 75% of Deferred Incentive Award	Target 100% of Deferred Incentive Award	Maximum 125% of Deferred Incentive Award
Market Value of Equity to Par Value of Capital Stock	100%	105%	110%

The actual results may fall between two benchmark levels. When this happens, the payout figures are interpolated for results that fall between the two applicable ranges; either threshold and target, or target and maximum.

B. Retirement Benefits

Introduction

The Qualified Defined Benefit Plan, Qualified Defined Contribution Plan, and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, were elements of the Bank’s total compensation program in 2014 intended to help encourage the accumulation of wealth by consistent and superior results from qualified employees, including NEOs, over a long period of time.

These benefits (in addition to the Health and Welfare Programs and Other Benefits noted in Section IV C below) were part of our strategy to compete for and retain talent that might otherwise be lured away from the Bank by competing financial enterprises who offer their employees long-term incentives and equity-sharing opportunities — forms of compensation that we do not offer.

The Qualified Defined Benefit Plan was amended for eligible employees hired on or after July 1, 2014 In 2010, the Board approved the establishment of a Thrift Restoration Plan and a Profit Sharing Plan for certain members of former nonqualified plans.

Thrift Restoration Plan

Starting in 2010 and thereafter, the former participants of a terminated Nonqualified Deferred Compensation Plan program, who would have been otherwise eligible for a match in the amount of 6% of base pay in excess of IRS limitations ($260,000 for 2014), will continue to receive an additional annual cash payment in an amount equal to 6% of the base pay in excess of the IRS limitation.

Profit Sharing Plan

In 2010 and thereafter, the former participants of a terminated nonqualified Profit Sharing Plan, a provision of an amount equal to 8% of the prior year’s base pay and short-term incentive payment to the extent the requirements under the Bank’s Short Term IC Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan.

The Nonqualified Plan Committee administers various operational and ministerial matters pertaining to the Benefit Equalization Plan. These matters include, but are not limited to, approving employees as participants of the DBBEP and approving the payment method of benefits. The Nonqualified Plan Committee is chaired by the Chair of the C&HR Committee; other members include another Board Director who is a member of the C&HR Committee, our

Chief Financial Officer, and the Director of Human Resources. The Nonqualified Plan Committee reports its actions to the C&HR Committee by submitting its meeting minutes to the C&HR Committee on a regular basis.

i) Qualified Defined Benefit Plan

The Pentegra Qualified DB Plan is an IRS-qualified defined benefit plan which covers all employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Retirement Services.

Participants who, as of July 1, 2008, had five years of DB Plan service and were age 50 years or older, are provided with a benefit of 2.50% of a participant’s highest consecutive 3-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code limit; short-term incentives for participants of the deferred incentive compensation plan is defined as the Total Communicated Award. These participants are identified herein as “Grandfathered”.

For participants identified herein as “Non-Grandfathered”, the DB Plan provides a benefit of 2.0%  of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as previously provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code limit. The Normal Form of Payment is a life annuity (i.e., an annuity paid until the death of the participant), as opposed to a guaranteed twelve-year payout as previously provided to Grandfathered participants. In addition, for the Non-Grandfathered participants, the cost of living adjustments (“COLAs”) are no longer provided on future accruals (as opposed to a 1% simple interest COLA beginning at age 66 as previously provided).

For participants who were hired on or after July 1, 2014, the DB Plan provides a benefit of 1.50% of a participant’s highest consecutive 5-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years.  Earnings are defined as base salary only, subject to the annual Internal Revenue Code limit.

The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008 and July 1, 2014:

DEFINED BENEFIT PLAN	GRANDFATHERED	NON- GRANDFATHERED	PARTICIPANTS HIRED ON OR
PROVISIONS	EMPLOYEES	EMPLOYEES	AFTER JULY 1, 2014

Benefit Multiplier	2.5%	2.0%	1.5%
Final Average Pay Period	High 3 Year	High 5 Year	High 5 Year
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity	Life Annuity
Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None	None

Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent	Actuarial Equivalent
*Vesting	20% Per Year Commencing Second Year of Employment	5 Year Cliff	5 Year Cliff

*                 Greater of DB Plan Vesting or New Plan Vesting applied to employees participating in the DB Plan prior to July 1, 2008.

For purposes of the above table, please note the following definitions:

Benefit Multiplier — The annuity paid from the DB Plan is calculated on an employee’s years of service, up to a maximum of 30 years, multiplied by the appropriate Benefit Multiplier for each participant, as described above.

Final Average Pay Period —The period of time that an employee’s salary is used in the calculation of that employee’s benefit. For Grandfathered Employees, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of termination. For Non-Grandfathered Employees, any accrued benefits prior to July 1, 2008, the accrued Benefit Multiplier mirrors the Grandfathered Employees at 2.5%. For benefits accrued after July 1, 2008 a Benefits Multiplier of 2% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary.  For benefits accrued after July 1, 2014 a Benefits Multiplier of 1.50% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary.

Normal Form of Payment — The DB Plan must state the form of the annuity to be paid to the retiring employee. For unmarried Grandfathered retirees, the Normal Form of Payment is a life annuity with a 12-year guaranteed payment (“Guaranteed 12-Year Payout”) which means that if the unmarried Grandfathered retiree dies prior to receiving 12 years of annuity payments, the retiree’s beneficiary will receive a lump sum equal to the remaining unpaid payments in the 12-year period. For married Grandfathered retirees, the Normal Form of Payment is a 50% joint and survivor annuity, which provides a continuation of half of the monthly annuity to the surviving beneficiary. The initial 50% Joint and Survivor Annuity monthly payment is actuarially equivalent to the 12-year guaranteed payment provided to single retirees under the formula. Effective July 1, 2008, the DB Plan provides single Non-Grandfathered retirees and retirees hired on or after July 1, 2014 with a straight “Life Annuity” as the Normal Form of Payment, which means that, once a retiree dies, the annuity terminates. For married Non-Grandfathered retirees, the Normal Form of Payment will be a 50% Joint and Survivor Annuity that is actuarially equivalent to the straight Life Annuity.

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

Earnings under the DB Plan for Grandfathered and Non-Grandfathered Employees continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code (“IRC”) limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2014 was $260,000.

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

ii) Nonqualified Defined Benefit Portion of the Benefit Equalization Plan

Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in the BEP, a non-qualified retirement plan that in many respects mirrors the DB Plan with the exception of the DB Plan changes implemented effective July 1, 2014.

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

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2014 was $17,500 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. If an employee contributes at least 3% of base salary, the Bank provides a match of 3% of base salary. After completing three years of employment, the match is 4.5% of base salary and after five years of employment, the match is 6% of base salary. Contributions of less than 2% of base salary receive a match of 2% of the employee’s base salary or $34.61 per pay period (whichever is less).  Effective July 1, 2014, the waiting period of five years of service to receive the match of 6% was eliminated.  If an employee contributes at least 4% of base salary, the Bank provides the maximum

employer match of 6% of elective contributions upon plan entry.   If an employee contributes less than 4% of base salary, the Bank will match at a rate of 150% of elective contributions.

C. Health and Welfare Programs and Other Benefits

In addition to the foregoing, we offer a comprehensive benefits package for all regular employees (including NEOs) which include the following significant benefits:

Medical and Dental

Employees can choose preferred provider, open access or managed care medical plans. All types of medical coverage include a prescription benefit. Dental plan choices include preferred provider or managed care. Employees contribute to cover a portion of the costs for these benefits.  Effective January 1, 2015, the current medical plans were replaced with a HDHP which includes a HSA.  In order for the healthcare plan to be eligible for an HSA account, the IRS requires that plan deductibles and maximum out-of-pocket limits be increased and pharmacy benefits be paid only after the deductible is met.  The Bank established, and contributed to, employee HSA accounts on January 1, 2015 to offset costs associated with these changes.

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

Effective January 1, 2015, for all other employees, the Plan premium-payment requirements beginning at age 62 were changed.  From age 62 until the retiree or a covered dependent of the retiree becomes Medicare-eligible (usually at age 65 or earlier, if disabled), we contribute $26.87 per month toward the premium of a Non-Grandfathered retiree multiplied by the number of years of service earned by the retiree after age 45 and by the number of individuals (including the retiree, the retiree’s spouse, and each other dependent of the retiree) covered under the Plan.

After the retiree or a covered dependent of the retiree becomes Medicare-eligible, our contribution toward the premium for the coverage of the Medicare-eligible individual will be reduced to $14.93 per month multiplied by the number of years of service earned by the retiree after age 45 and by the number of individuals (including the retiree, the retiree’s spouse, and each other dependent of the retiree) covered under the Plan. The $26.87 and $14.93 amounts were fixed for the 2015 calendar year. The COLA factor is eliminated. The table below summarizes the Retiree Medical Benefits Plan changes that affect employees who retire on or after January 1, 2015.

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

	Provisions for Grandfathered	Provisions for Non- Grandfathered	Provisions For Retirees
	Retirees	Retirees	January 1, 2015 and After
Plan Type	Defined Benefit	Defined Dollar Plan	Defined Dollar Plan

Medical Plan Formula	1) Same coverage offered to active employees prior to age 65	1) Retiree, (and covered individual), is eligible for $45/month x years of service after age 45, and has attained the age of 62. There is a 3% Cost of Living Adjustment each year	1) Retiree, (and covered individual), is eligible for $26.87/month x years of service after age 45, and has attained the age of 62. The 3% Cost of Living Adjustment is eliminated

	2) Supplement Medicare coverage for retirees age 65 and over	2) Retiree, (and covered individual), is eligible for $25/month x years of service after age 45 and after age 65. There is a 3% Cost of Living Adjustment each year	2) Retiree, (and covered individual), is eligible for $14.93/month x years of service after age 45 and after age 65. The 3% Cost of Living Adjustment is eliminated

Employer Cost Share Examples:
	0% for Pre-62	$0 for Pre-62 Pre-65/Post-65	$0 for Pre-62 Pre-65/Post-65
10 years of service after age 45	50% for Post-62	$5,400/$3,000/Annually	$3,224/$1,792/Annually
15 years of service after age 45	62.5% for Post-62	$8,100/$4,500/Annually	$4,837/$2,687/Annually
20 years of service after age 45	75% for Post-62	$10,800/$6,000/Annually	$6,449/$3,583/Annually

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

Additional Life Insurance

Additional Life Insurance is provided to one NEO (the Head of Member Services) who, in 2003, was a participant in the Split Dollar life insurance program, as consideration for his assigning to the Bank his portion of the Split Dollar life insurance policy. The Split Dollar life insurance program was terminated in 2003.

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

Flexible Spending Accounts

Flexible spending accounts in accordance with IRC rules are provided to employees to allow tax benefits for certain medical expenses, dependent medical expenses, and mass transit expenses and parking expenses associated with commuting. The administrative costs for these accounts are paid by the Bank. Effective January 1, 2015, the Health Savings Account replaced the medical Flexible Spending Account.

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

Fitness Center Reimbursement

Fitness center reimbursement, up to $350 per year, is available to all employees subject to the satisfaction of certain criteria.

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

Perquisites

Perquisites represent expenditures totaling less than $10,000 for the year 2014 per NEO.

V. Explanation of how we determine the amount and, where applicable, the formula for each element of compensation

Please see Section IV directly above for an explanation of the mechanisms used to determine employee compensation.

VI. Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. Please refer to the introduction section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2014, and they are discussed in detail in Section IV above.

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

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2014.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

C. Cathleen Raffaeli, Chair

DeForest B. Soaries, Jr., Vice Chair

James W. Fulmer

Gerald H. Lipkin

Christopher P. Martin

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

The Finance Agency also has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the Market value of Equity to Capital Stock Ratio Value of membership stock. Also, the Finance Agency reviews all executive compensation plans relative to these principles and such other factors as the Finance Agency determines to be appropriate, including the 2014 Incentive Plan, prior to their becoming effective.

Thus, the general risk-averse culture, which is reflected in the compensation policy, leads us to believe that any risks arising from the compensation policies with respect to our employees are not reasonably likely to have a material adverse effect.

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2014 through the date of this annual report on Form 10-K: DeForest B. Soaries, Jr., James W. Fulmer, Gerald H. Lipkin, Kevin J. Lynch, Christopher P. Martin, Vincent F. Palagiano, C. Cathleen Raffaeli and Monte N. Redman. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship existed in the past.  Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee, or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years ending December 31, 2014, December 31, 2013 and December 31, 2012 (in whole dollars):

Summary Compensation Table for Fiscal Years 2014, 2013 and 2012

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred	All Other
						Incentive	Compensation	Compensation
						Plan	(B), (C)	(D), (E), (F), (G), (H), (I), (J)
		Salary		Stock	Option	Compensation	(b), (c)	(d), (e), (f), (g), (h), (i), (j), (k)
Name and Principal Position	Year	(K) (1) (13)	Bonus	Awards	Awards	(A) (a) (1)	(2), (3)	(4), (5), (6), (7), (8), (9), (10), (11), (12)	Total

José R. González *	2014	$700,000	—	—	—	$428,212	$50,000	$89,821	$1,268,033
President &
Chief Executive Officer (PEO)

Alfred A. DelliBovi **	2014	$228,299	—	—	—	$42,906	$4,235,000	$40,787	$4,546,992
Former President &	2013	$793,952	—	—	—	$511,268	$8,000	$131,795	$1,445,015	***
Chief Executive Officer (PEO)	2012	$763,415	—	—	—	$541,013	$1,149,000	$124,919	$2,578,347	****

Kevin M. Neylan	2014	$405,995	—	—	—	$203,348	$815,000	$71,958	$1,496,301
Senior Vice President,	2013	$375,053	—	—	—	$181,215	—	$67,302	$623,570
Chief Financial Officer (PFO)	2012	$364,129	—	—	—	$193,537	$378,000	$64,570	$1,000,236

John F. Edelen	2014	$368,458	—	—	—	$193,805	$746,000	$96,044	$1,404,307
Senior Vice President,	2013	$356,860	—	—	—	$172,640	—	$108,153	$637,653
Chief Risk Officer	2012	$346,466	—	—	—	$185,788	$356,000	$96,495	$984,749

G. Robert Fusco *****	2014	$314,238	—	—	—	$157,964	$1,000,000	$104,113	$1,576,315
Senior Vice President,
CIO & Head of Enterprise Services

Paul B. Héroux	2014	$365,530	—	—	—	$183,747	$1,270,000	$120,314	$1,939,591
Senior Vice President,	2013	$354,024	—	—	—	$171,055	—	$115,315	$640,394
Head of Member Services	2012	$343,713	—	—	—	$182,685	$595,000	$102,706	$1,224,104

Note that there may be references in some of the footnotes below for prior years to persons who do not appear in the Summary Compensation Table above.  In such cases, please see the Form 10-K filed for the applicable year.

Footnotes for Summary Compensation Table for the Year Ending December 31, 2014

(A)            Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.  For 2014, the reported amount here is the sum of: (i) the 2014 Total Communicated Award and (ii) the adjustment to the second Deferred Incentive Award installment from the 2012 Plan based on the results of the Performance Scorecard and (iii) the adjustment to the first Deferred Incentive Award installment from the 2013 Plan based on the results of the Performance Scorecard. [Section A.2 (2012 and 2013 Deferred Incentive Compensation Plan) of the Compensation Discussion and Analysis provides further details].  For each NEO, the amounts awarded are:

J. González — (i) $424,649, (ii) n/a and (iii) $3,563

A. DelliBovi — (i) n/a, (ii) $22,542 and (iii) $20,364

K. Neylan — (i) $188,069, (ii) $8,064 and (iii) $7,215

J. Edelen — (i) $179,193, (ii) $7,741 and (iii) $6,871

G. Fusco — (i) 145,565, (ii) $6,544 and (iii) $5,855

P. Héroux — (i) $169,325, (ii) $7,612 and (iii) $6,810

(B)            Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions based on actuarial assumptions:

J. González — $50,000

A. DelliBovi — $396,000

P. Héroux — $435,000

J. Edelen — $312,000

K. Neylan — $321,000

G. Fusco — $520,000

(C)            Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan based on actuarial assumptions:

J. González — n/a

A. DelliBovi — $3,839,000

P. Héroux — $835,000

G.Fusco — $480,000

K. Neylan — $494,000

J. Edelen — $434,000

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

(E)            For P. Heroux, K. Neylan and G. Fusco, includes payment of this item: officer physical examination.

(F)            For P. Héroux, includes payment of this item: payment of term life insurance premium.

(G)           For P. Heroux and K. Neylan, includes payment of this item for all employees: fitness center reimbursement.

(H)           For A. DelliBovi, P. Heroux and K. Neylan, includes payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP.

(I)               For P. Héroux, $41,397, G. Fusco, $35,588, and J. Edelen, $41,741, includes payment for the replacement plan for the Nonqualified Profit Sharing Plan.

(J)              Payment for an additional award due to the employee receiving a rating of “Exceed Requirements” or “Outstanding” on their performance review. These amounts are based upon a 3% or 6% payment as found in the Section A.2 of the CD&A as determined by the C&HRC for the President and by the President with respect to all other NEOs:

J. González — $42,000

P. Héroux — $10,966

K. Neylan — $12,180

G. Fusco — $9,427

(K)            Figures represent salaries approved by our Board of Directors for the year 2014.

*J. González became CEO in April 2, 2014 upon the retirement of A. DelliBovi.

** A. DelliBovi retired from the CEO position on April 1, 2014. His board-approved annual salary was $827,695; the salary actually paid through April 1, 2014 was $228,299.

***The amount of “All Other Compensation” for A. DelliBovi was incorrectly reported as $124,514 for 2012.  The amount should have been reported as $124,919 in 2012 to reflect an understated amount of $405 associated with personal usage of company leased automobile.

**** The amount of “All Other Compensation” for A. DelliBovi was incorrectly reported as $131,257 for 2013.  The amount should have been reported as $131,795 in 2013 to reflect an understated amount of $538 associated with personal usage of company leased automobile.

***** G. Fusco is a new NEO in 2014.

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

(f)               For A. DelliBovi, P. Heroux, and J. Edelen, includes payment of this item for all eligible officers: officer physical examination.

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

K. Neylan - $136,000

(3)             Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan:

A. DelliBovi — $950,000

P. Leung — $483,000

P. Héroux — $375,000

P. Morgan —$496,000

J. Edelen — $234,000

K. Neylan - $242,000

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

The following table sets forth information regarding all incentive plan award opportunities made available to NEO for the fiscal year 2014 (in whole dollars):

Grants of Plan-Based Awards for Fiscal Year 2014

Grants of Plan-Based Awards for Fiscal Year 2014
								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)

José R. González	1/15/2014	$154,000	$280,000	$532,000	—	—	—	—	—	—	—

Alfred A. DelliBovi *	—	—	—	—	—	—	—	—	—	—	—

Kevin M. Neylan	1/15/2014	$66,989	$121,799	$231,417	—	—	—	—	—	—	—

John F. Edelen	1/15/2014	$60,796	$110,538	$210,021	—	—	—	—	—	—	—

G. Robert Fusco	1/15/2014	$51,849	$94,271	$179,116	—	—	—	—	—	—	—

Paul B. Héroux	1/15/2014	$60,313	$109,659	$208,352	—	—	—	—	—	—	—

(1)             On this date, the Board of Directors’ C&HR Committee approved the 2014 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)             Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)             Amounts represent potential awards under the 2014 Incentive Plan.

* A. DelliBovi retired from the CEO position on April 1, 2014.

Incentive Compensation Plan Opportunity Table for Fiscal Year 2014

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bankwide goal results (in whole dollars):

		Bankwide Component			Individual
		(90% of Opportunity)			Component
	2014	(1)			(10% of	Actual Result
	Annual Salary	Threshold	Target	Maximum	Opportunity)	(2)
								Total	Current
					Individual	Bankwide	Individual	Communicated	Communicated
					Performance	Component	Component	Award	Incentive Award
		Bank Performance			at Target	(3)	(4)	(5)	(6)
		20%	40%	80%	40%
President
José R. González	$700,000	$126,000	$252,000	$504,000	$28,000	$397,148	$27,501	$424,649	$212,325
President & Chief Executive Officer

Alfred A. DelliBovi	$827,695	—	—	—	—	—	—	—	—
Former President & Chief Executive Officer

Other NEOs		15%	30%	60%

Kevin M. Neylan	$405,995	$54,809	$109,619	$219,237	$12,180	$175,889	$12,180	$188,069	$94,035
Senior Vice President, Chief Financial Officer

John F. Edelen	$368,458	$49,742	$99,484	$198,967	$11,054	$168,139	$11,054	$179,193	$89,596
Senior Vice President, Chief Risk Officer

G. Robert Fusco	$314,238	$42,422	$84,844	$169,689	$9,427	$136,138	$9,427	$145,565	$72,782
Senior Vice President, CIO & Head of Enterprise Services

Paul B. Héroux	$365,530	$49,347	$98,693	$197,386	$10,966	$158,359	$10,966	$169,325	$84,662
Senior Vice President, Head of Member Services

(1)              Each NEO’s Incentive Compensation is made up of two components: Bankwide goals (90%) and Individual Performance (10%).

(2)              Overall weighted average result for Bankwide goals was 60.5% above target, for the Risk Management Group it was 69.0% above target. Payments are interpolated between the target and maximum amounts.

(3)              The Bankwide component is calculated as follows:  Annual Salary multiplied by Bankwide component Percentage multiplied by Target percentage multiplied by (1 plus the overall weighted average results [60.5% or 69.0% as mentioned in note 2 above]).

(4)              Individual component is calculated as follows: Annual Salary multiplied by Individual Component multiplied by Target percentage. (When participants received an Individual Component award, the award amount is at Target.)

(5)              There may be small differences in the calculated payout amounts due to rounding.

(6)              The Bank established a deferred compensation component for the Incentive Compensation Plan starting in 2012.  The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout received by the NEO in 2015 for performance in 2014. [Refer to Section A.2 (Deferred Portion of Incentive Compensation Plan) of the Compensation Discussion and Analysis for further details].

Employment Arrangements

We are an “at will” employer and do not provide written employment agreements to any of its employees. However, employees, including NEOs, receive: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short and long term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay.

An additional benefit offered to all officers, age 40 or greater, or who are at Vice President rank or above, is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (in whole dollars):

	2015	2014
	(1)	(2)

José R. González	$729,750	$700,000
Alfred A. DelliBovi *	—	$827,695
Kevin M. Neylan	$419,190	$405,995
John F. Edelen	$377,669	$368,458
G. Robert Fusco	$324,451	—
Paul B. Héroux	$377,410	$365,530

The 2015 increases in the base salaries of the NEOs from 2014 were based on their 2014 performance.

(1)         Figures represent salaries approved by our Board of Directors for the year 2015.

(2)         Figures represent salaries approved by our Board of Directors for the year 2014.

*Alfred DelliBovi retired from CEO position on April 1, 2014.

A performance-based merit increase program exists for all employees, including NEOs that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2014, the C&HR Committee determined that merit-related officer base pay increases for 2015 would be 2.5% for officers rated “Meets Requirements”; 3.25% for officers rated “Exceeds Requirements”; and 4.25% for officers rated “Outstanding” for their performance in 2014.

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

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2014 was $17,500 for employees under the age of 50. An additional “catch up” contribution of $5,500 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. If an employee contributes at least 3% of base salary, the Bank provides a match of 3% of base salary. After completing three years of employment, the match is 4.5% of base salary and after five years of employment 6% of base salary. Contributions of less than 3% of base salary receive a match of 2% of the employee’s base salary or $34.61 per pay period (whichever is less).  Effective July 1, 2014, the waiting period of five years of service to receive the match of 6% was eliminated.  If an employee contributes at least 4% of base salary, the Bank provides the maximum employer match of 6% of elective contributions upon plan entry.  If an employee contributes less than 4% of base salary, the Bank will match at a rate of 150% of elective contributions.

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

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the NEO, the number of years of service credited to each such person, and payments during the last fiscal year (if any) to each such person, under the Pentegra Defined Benefit Plan for Financial Institutions and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (amounts in whole dollars):

	Pension Benefits
		Number of	Present Value	Payment During
	Plan	Years Credited	of Accumulated	Last
Name	Name	Service [1]	Benefit [2]	Fiscal Year

José R. González	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	0.83	$50,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	—	—	—

Alfred A. DelliBovi *	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	21.17	$2,221,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	21.17	$10,532,000	$396,000

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	13.33	$1,034,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	13.33	$1,352,000	—

John F. Edelen	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	17.25	$967,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	17.25	$1,025,000	—

G. Robert Fusco	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	27.42	$1,835,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	27.42	$1,453,000	—

Paul B. Héroux	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	30.00	$1,913,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	30.00	$2,426,000	—

(1) Number of years of credited service pertains to eligibility/participation in the qualified plan. Years of credited service for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2) As of 12/31/14.

*Alfred DelliBovi retired from the CEO position on April 1, 2014 and elected to begin receiving a distribution from the nonqualified defined benefit plan in 2014.  The amounts listed under “Payment During Last Fiscal Year” is the total amount of distribution Mr. DelliBovi received in 2014.

The following discussions provide more information with respect to the compensation and pension benefits tables in the preceding pages.

Qualified Defined Benefit Plan

Refer to section IV.B.1 (Cash Compensation: Retirement Benefits — Qualified Defined Benefit Plan) of the Compensation Discussion and Analysis for further details.

The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008 and July 1, 2014.

DEFINED BENFIT PLAN	GRANDFATHERED	NON- GRANDFATHERED	PARTICIPANTS HIRED ON OR
PROVISIONS	EMPLOYEES	EMPLOYEES	AFTER JULY 1, 2014

Benefit Multiplier	2.5%	2.0%	1.5%
Final Average Pay Period	High 3 Year	High 5 Year	High 5 Year
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity	Life Annuity
Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None	None

Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent	Actuarial Equivalent

*Vesting	20% Per Year Commencing Second Year of Employment	5 Year Cliff	5 Year Cliff

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

The following table describes estimated severance payout information for each NEO assuming that severance would have occurred on December 31, 2014: (amounts in whole dollars):

	Number of Weeks Used to	2014 Annual
	Calculate Severance Amount	Base Salary	Severance Amount

José R. González	6	$700,000	$80,769
Kevin M. Neylan	36	$405,995	$281,073
John F. Edelen	36	$368,458	$255,086
G. Robert Fusco	36	$314,238	$217,549
Paul B. Héroux	36	$365,530	$253,059

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

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2014 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael M. Horn	$105,000	$—	$—	$—	$—	$—	$105,000
Joseph R. Ficalora	90,000	—	—	—	—	—	90,000
John R. Buran	90,000	—	—	—	—	—	90,000
Kevin Cummings	71,112	—	—	—	—	—	71,112
Anne E. Estabrook	80,000	—	—	—	—	—	80,000
Jay M. Ford	90,000	—	—	—	—	—	90,000
James W. Fulmer	90,000	—	—	—	—	—	90,000
Ronald E. Hermance, Jr.(a)	—	—	—	—	—	—	—
Thomas L. Hoy	80,000	—	—	—	—	—	80,000
Gerald H. Lipkin	71,112	—	—	—	—	—	71,112
Kevin J. Lynch	90,000	—	—	—	—	—	90,000
Joseph J. Melone	80,000	—	—	—	—	—	80,000
Richard S. Mroz	80,000	—	—	—	—	—	80,000
Vincent F. Palagiano	80,000	—	—	—	—	—	80,000
C. Cathleen Raffaeli	90,000	—	—	—	—	—	90,000
Monte N. Redman	80,000	—	—	—	—	—	80,000
Edwin C. Reed	80,000	—	—	—	—	—	80,000
DeForest B. Soaries, Jr.	80,000	—	—	—	—	—	80,000
Larry E. Thompson	80,000	—	—	—	—	—	80,000
Carlos J. Vazquez	80,000	—	—	—	—	—	80,000
Total Fees	$1,587,224	$—	$—	$—	$—	$—	$1,587,224

(a)         Mr. Hermance resigned from the Board effective on January 10, 2014 and as a result did not earn any compensation in 2014.

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

In November 2013, the Board again reviewed the matter of director compensation, and took into consideration recommendations contained in a director compensation survey performed earlier in 2013 by McLagan.  The Board determined that a modest adjustment to Director compensation limits in 2014 in the amount of $5000 was merited due to the FHLBNY’s performance over the past few years, and the fact that there had not been an adjustment to Director compensation since the beginning of  2011.  The Board noted that the increases were within the low to middle end of the ranges suggested by McLagan’s study, and that the comparators used in the study appeared to be appropriate. In November 2014, the Board determined that this director compensation structure continued to remain appropriate and did not require adjustment for 2015.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2014. Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2015.

Director Fees — 2014 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)*
Chairman	$11,667
Vice Chairman	$10,000
Committee Chair **	$10,000
All Other Directors	$8,889

Director Annual Compensation Limits — 2014 (in whole dollars)

Position	Annual Limit
Chairman	$105,000
Vice Chairman	$90,000
Committee Chair	$90,000
All Other Directors	$80,000

Director Fees — 2015 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)*
Chairman	$11,667
Vice Chairman	$10,000
Committee Chair **	$10,000
All Other Directors	$8,889

Director Annual Compensation Limits — 2015 (in whole dollars)

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

•                  Federal Home Loan Bank System director orientation meetings

•                  Meetings of the Council of Federal Home Loan Banks and Council committees

•                  Attendance at other events on behalf of the Bank with prior approval of the Board of Directors

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

FHLBNY stock can only be held by member financial institutions.  No person, including directors and executive officers of the FHLBNY, may own our capital stock.  As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.  The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 28, 2015 and December 31, 2014:

		Number	Percent
	February 28, 2015	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	12,716	23.25%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,609	12.08
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	4,497	8.22
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	438	0.80
Subtotal New York Community Bancorp, Inc.		4,935	9.02
Hudson City Savings Bank, FSB	West 80 Century Road, Paramus, NJ 07652	3,208	5.87
HSBC Bank USA, National Association	452 5th Avenue, 10th Floor, New York, NY 10018	3,154	5.77

		30,622	55.99%

		Number	Percent
	December 31, 2014	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	15,191	27.13%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,609	11.80
New York Community Bancorp, Inc.:
New York Community Bank*	615 Merrick Avenue, Westbury, NY 11590	4,464	7.97
New York Commercial Bank*	615 Merrick Avenue, Westbury, NY 11590	493	0.88
Subtotal New York Community Bancorp, Inc.		4,957	8.85
Hudson City Savings Bank, FSB	West 80 Century Road, Paramus, NJ 07652	3,208	5.73

		29,965	53.51%

* At December 31, 2014, an officer of this member bank served on the Board of Directors of the FHLBNY.

The following table sets forth information with respect to capital stock outstanding to members whose officers or directors served as Directors of the FHLBNY as of December 31, 2014, the most practicable date for the information provided (shares in thousands):

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock

New York Community Bank	Joseph R. Ficalora	Westbury	NY	4,464	7.97%
Investors Bank	Kevin Cummings	Short Hills	NJ	1,512	2.70
Astoria Bank	Monte N. Redman	Lake Success	NY	1,408	2.51
Valley National Bank	Gerald H. Lipkin	Wayne	NJ	996	1.78
The Dime Savings Bank of Williamsburgh	Vincent F. Palagiano	Brooklyn	NY	584	1.04
New York Commercial Bank	Joseph R. Ficalora	Westbury	NY	493	0.88
Banco Popular de Puerto Rico	Carlos J. Vazquez	San Juan	PR	475	0.85
Flushing Bank	John R. Buran	Lake Success	NY	469	0.84
Oritani Bank	Kevin J. Lynch	Washington Township	NJ	440	0.79
Glens Falls National Bank & Trust Company	Thomas L. Hoy	Glens Falls	NY	31	0.06
The Bank of Castile	James W. Fulmer	Batavia	NY	27	0.05
Crest Savings Bank	Jay M. Ford	Wildwood	NJ	26	0.05
				10,925	19.52%

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

Director Independence

In General

During the period from January 1, 2014 through and including the date of this annual report on Form 10-K, the Bank had a total of 20 directors serving on its Board, 12 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 8 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members).  All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers.  Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank.  In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards.  First, Federal Housing Finance Agency (“Finance Agency”) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors.  Second, the Securities and Exchange Commission’s (“SEC”) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment.  Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer.  The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee.  From January 1, 2014 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, the Board has adopted the independence standards of the New York Stock Exchange (“NYSE”) to determine which of its directors are independent and which members of its Audit Committee are not independent.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2014 through and including the date of this annual report on Form 10-K (i.e., Anne Evans Estabrook, Michael M. Horn, Joseph J. Melone, Richard S. Mroz, C. Cathleen Raffaeli, Edwin C. Reed, DeForest B. Soaries, Jr., and Larry E. Thompson) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, James W. Fulmer, Ronald E. Hermance, Thomas L. Hoy, Gerald H. Lipkin, Kevin J. Lynch, Christopher P. Martin, David J. Nasca, Vincent F. Palagiano, Monte N. Redman, and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee.  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2014 through and including the date of this annual report on Form 10-K (John R. Buran, Kevin Cummings, Joseph R. Ficalora, Jay M. Ford, Thomas L. Hoy, and Monte N. Redman) were independent under the NYSE standards for such committee members.  The Board also determined that the Independent Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2014 through and including the date of this annual report on Form 10-K (Joseph J. Melone, and Larry E. Thompson) were independent under the NYSE independence standards for such committee members.

The Board also has a standing Compensation & Human Resources Committee (“C&HRC”).  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from January 1, 2014 through and including the date of this annual report on Form 10-K (C. Cathleen Raffaeli, James W. Fulmer, Gerald H. Lipkin, Kevin J. Lynch, Christopher P. Martin, Vincent F. Palagiano, and Monte N. Redman) were independent under the NYSE standards for such committee  members.  The Board also determined that the Independent Director who served as a member of the Board’s C&HRC during the period from January 1, 2014 through and including the date of this annual report on Form 10-K (DeForest B. Soaries, Jr.) was independent under the NYSE independence standards for such committee member.

Section 10A(m) of the 1934 Act

In addition to the independence rules and standards above, on July 30, 2008, the Housing and Economic Recovery Act of 2008 amended the Securities Exchange Act of 1934 to require the Federal Home Loan Banks to comply with the rules issued by the SEC under Section 10A(m) of the 1934 Act, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she is an “affiliated person” of the Bank as defined by the SEC rules (i.e., the person controls, is controlled by, or is under common control with, the Bank). All Audit Committee members serving in 2014 met and all current Audit Committee members meet the substantive independence rules under Section 10A(m) of the 1934 Act.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years ended December 31,
	2014 (a)	2013 (a)	2012 (a)

Audit Fees	$855	$879	$969
Audit-related Fees	116	138	61
Tax Fees	6	3	19
All Other Fees	3	23	84
Total	$980	$1,043	$1,133

(a)         The amounts in the table do not include the assessment from the Office of Finance (“OF”) for the Bank’s share of the audit fees of approximately $59 thousand, $63 thousand and $54 thousand for2014, 2013 and 2012, incurred in connection with the audit of the combined financial statements published by the OF.

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

ALL OTHER FEES

These other fees are primarily related to review of various accounting matters and consultation services.

Policy on Audit Committee Pre-approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm.

We have adopted a policy that prohibits our independent registered public accounting firm from performing non-financial consulting services, such as information technology consulting and internal audit services.  This policy also mandates that the audit and non-audit services and related budget be approved by the full Audit Committee or Audit Committee Chair in advance, and that the Audit Committee be provided with periodic quarterly reporting on actual spending.  In accordance with this policy, all services to be performed by PwC were pre-approved by either the full Audit Committee or the Audit Committee Chair.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Bylaws of the Bank		8-K	12/23/2014
4.01	Amended and Restated Capital Plan of the Bank		8-K	7/2/2014
10.01	Bank 2013 Incentive Compensation Plan (a)		10-Q	8/9/2013
10.02	Bank 2014 Incentive Compensation Plan (a)		10-Q	8/8/2014
10.03	2013 Director Compensation Policy (a)		10-K	3/25/2013
10.04	2014 Director Compensation Policy (a)		10-K	3/24/2014
10.05	Amended 2014 Director Compensation Policy (a)	X
10.06	2015 Director Compensation Policy (a)	X
10.07	Bank Amended and Restated Severance Pay Plan (a)		10-K	3/25/2013
10.08	Qualified Defined Benefit Plan (a)		10-K	3/25/2013
10.09	Qualified Defined Contribution Plan (a)		10-K	3/25/2013
10.10	Bank Amended and Restated Benefit Equalization Plan (a)		10-Q	5/12/2011
10.11	Thrift Restoration Plan (a)		10-Q	8/12/2010
10.12	Bank Amended and Restated Bank Profit Sharing Plan (a)		10-K	3/25/2013
10.13	Compensatory Arrangements for Named Executive Officers (a)	X
10.14	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	6/27/2006
10.15	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	8/5/2011
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

Notes:

(a)         This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York

By:	/s/ José R. González
José R. González
President and Chief Executive Officer
(Principal Executive Officer)

Date:  March 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ José R. González	President and Chief Executive Officer	March 23, 2015
José R. González
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial	March 23, 2015
Kevin M. Neylan	Officer
(Principal Financial Officer)

/s/ Backer Ali	Vice President and Controller	March 23, 2015
Backer Ali
(Principal Accounting Officer)

/s/ Michael M. Horn	Chairman of the Board of Directors	March 23, 2015
Michael M. Horn

/s/ James W. Fulmer	Vice Chairman of the Board of Directors	March 23, 2015
James W. Fulmer

/s/ John R. Buran	Director	March 23, 2015
John R. Buran

/s/ Kevin Cummings	Director	March 23, 2015
Kevin Cummings

/s/ Anne Evans Estabrook	Director	March 23, 2015
Anne Evans Estabrook

/s/ Jay M. Ford	Director	March 23, 2015
Jay M. Ford

/s/ Thomas L. Hoy	Director	March 23, 2015
Thomas L. Hoy

/s/ Gerald H. Lipkin	Director	March 23, 2015
Gerald H. Lipkin

/s/ Christopher P. Martin	Director	March 23, 2015
Christopher P. Martin

/s/ Joseph J. Melone	Director	March 23, 2015
Joseph J. Melone

/s/ Richard S. Mroz	Director	March 23, 2015
Richard S. Mroz

/s/ David J. Nasca	Director	March 23, 2015
David J. Nasca

/s/ Vincent F. Palagiano	Director	March 23, 2015
Vincent F. Palagiano

/s/ C. Cathleen Raffaeli	Director	March 23, 2015
C. Cathleen Raffaeli

/s/ Monte N. Redman	Director	March 23, 2015
Monte N. Redman

/s/ Edwin C. Reed	Director	March 23, 2015
Edwin C. Reed

/s/ DeForest B. Soaries, Jr.	Director	March 23, 2015
DeForest B. Soaries, Jr.

/s/ Larry E. Thompson	Director	March 23, 2015
Larry E. Thompson

/s/ Carlos J. Vázquez	Director	March 23, 2015
Carlos J. Vázquez