Form 10-Q
period 2015-03-31
Federal Home Loan Bank of New York
filed 2015-05-08
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2015 was 52,502,658.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
Assets
Cash and due from banks (Note 3)	$204,119	$6,458,943
Securities purchased under agreements to resell (Note 4)	6,000,000	800,000
Federal funds sold (Note 4)	7,697,000	10,018,000
Available-for-sale securities, net of unrealized gains of $14,514 at March 31, 2015 and $15,374 at December 31, 2014 (Note 6)	1,173,333	1,234,427
Held-to-maturity securities (Note 5)	13,248,810	13,148,179
Advances (Note 7) (Includes $6,505,141 at March 31, 2015 and $15,655,403 at December 31, 2014 at fair value under the fair value option)	88,523,609	98,797,497
Mortgage loans held-for-portfolio, net of allowance for credit losses of $948 at March 31, 2015 and $4,507 at December 31, 2014 (Note 8)	2,298,524	2,129,239
Accrued interest receivable	169,571	172,003
Premises, software, and equipment	10,536	10,669
Derivative assets (Note 15)	38,423	39,123
Other assets	15,139	17,288

Total assets	$119,379,064	$132,825,368

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,559,312	$1,958,518
Non-interest-bearing demand	15,855	13,401
Term	32,000	27,000

Total deposits	1,607,167	1,998,919

Consolidated obligations, net (Note 10)
Bonds (Includes $15,672,379 at March 31, 2015 and $19,523,202 at December 31, 2014 at fair value under the fair value option)	66,083,078	73,535,543
Discount notes (Includes $13,121,826 at March 31, 2015 and $7,890,027 at December 31, 2014 at fair value under the fair value option)	44,923,769	50,044,105

Total consolidated obligations	111,006,847	123,579,648

Mandatorily redeemable capital stock (Note 12)	19,097	19,200

Accrued interest payable	119,257	120,524
Affordable Housing Program (Note 11)	109,572	113,544
Derivative liabilities (Note 15)	337,709	345,242
Other liabilities	117,328	122,433

Total liabilities	113,316,977	126,299,510

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares: 51,124 at March 31, 2015 and 55,801 at December 31, 2014	5,112,433	5,580,073
Retained earnings
Unrestricted	868,980	862,672
Restricted (Note 12)	237,744	220,099
Total retained earnings	1,106,724	1,082,771
Total accumulated other comprehensive loss	(157,070)	(136,986)

Total capital	6,062,087	6,525,858

Total liabilities and capital	$119,379,064	$132,825,368

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In thousands, Except Per Share Data)

For the Three Months Ended March 31, 2015 and 2014

	Three months ended
	March 31,
	2015	2014
Interest income
Advances, net (Note 7)	$131,198	$113,851
Interest-bearing deposits (Note 4)	331	231
Securities purchased under agreements to resell (Note 4)	240	63
Federal funds sold (Note 4)	2,839	1,996
Available-for-sale securities (Note 6)	2,044	3,002
Held-to-maturity securities (Note 5)	65,440	66,623
Mortgage loans held-for-portfolio (Note 8)	19,316	17,463
Loans to other FHLBanks (Note 18)	2	2

Total interest income	221,410	203,231

Interest expense
Consolidated obligations-bonds (Note 10)	78,727	77,322
Consolidated obligations-discount notes (Note 10)	23,150	17,363
Deposits (Note 9)	120	143
Mandatorily redeemable capital stock (Note 12)	256	282
Cash collateral held and other borrowings	63	1

Total interest expense	102,316	95,111

Net interest income before provision for credit losses	119,094	108,120

Provision for credit losses on mortgage loans	188	335

Net interest income after provision for credit losses	118,906	107,785

Other income (loss)
Service fees and other	2,964	2,732
Instruments held at fair value - Unrealized (losses) gains (Note 16)	(3,090)	805
Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 15)	6,099	(2,122)
Losses from extinguishment of debt	—	(438)

Total other income	5,973	977

Other expenses
Operating	7,020	7,221
Compensation and benefits	16,171	14,158
Finance Agency and Office of Finance	3,629	3,619

Total other expenses	26,820	24,998

Income before assessments	98,059	83,764

Affordable Housing Program Assessments (Note 11)	9,831	8,405

Net income	$88,228	$75,359

Basic earnings per share (Note 13)	$1.60	$1.37

Cash dividends paid per share	$1.16	$1.20

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three Months Ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014

Net Income	$88,228	$75,359
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities
Unrealized (losses) gains	(860)	517
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Accretion of non-credit portion of OTTI	1,994	2,275
Net unrealized gains/losses relating to hedging activities
Unrealized (losses) gains	(22,095)	(20,308)
Reclassification of losses included in net income	505	736
Total net unrealized (losses) gains relating to hedging activities	(21,590)	(19,572)
Pension and postretirement benefits	372	6,467
Total other comprehensive (loss) income	(20,084)	(10,313)
Total comprehensive income	$68,144	$65,046

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In thousands, Except Per Share Data)

For the Three Months Ended March 31, 2015 and 2014

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2013	55,714	$5,571,400	$841,412	$157,114	$998,526	$(84,272)	$6,485,654

Proceeds from issuance of capital stock	8,396	839,623	—	—	—	—	839,623
Repurchase/redemption of capital stock	(9,724)	(972,407)	—	—	—	—	(972,407)
Cash dividends ($1.20 per share) on capital stock	—	—	(65,315)	—	(65,315)	—	(65,315)
Comprehensive income (loss)	—	—	60,287	15,072	75,359	(10,313)	65,046

Balance, March 31, 2014	54,386	$5,438,616	$836,384	$172,186	$1,008,570	$(94,585)	$6,352,601

Balance, December 31, 2014	55,801	$5,580,073	$862,672	$220,099	$1,082,771	$(136,986)	$6,525,858

Proceeds from issuance of capital stock	9,326	932,597	—	—	—	—	932,597
Repurchase/redemption of capital stock	(13,921)	(1,392,058)	—	—	—	—	(1,392,058)
Shares reclassified to mandatorily redeemable capital stock	(82)	(8,179)	—	—	—	—	(8,179)
Cash dividends ($1.16 per share) on capital stock	—	—	(64,275)	—	(64,275)	—	(64,275)
Comprehensive income (loss)	—	—	70,583	17,645	88,228	(20,084)	68,144

Balance, March 31, 2015	51,124	$5,112,433	$868,980	$237,744	$1,106,724	$(157,070)	$6,062,087

(a)    Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014
Operating activities

Net Income	$88,228	$75,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	9,851	(21,249)
Concessions on consolidated obligations	1,248	904
Premises, software, and equipment	952	871
Provision for credit losses on mortgage loans	188	335
Change in net fair value adjustments on derivatives and hedging activities	78,082	86,448
Change in fair value adjustments on financial instruments held at fair value	4,105	(805)
Losses from extinguishment of debt	—	438
Net change in:
Accrued interest receivable	5,890	4,735
Derivative assets due to accrued interest	10,132	2,396
Derivative liabilities due to accrued interest	(2,592)	(2,249)
Other assets	3,026	2,980
Affordable Housing Program liability	(3,972)	1,206
Accrued interest payable	(5,181)	15,598
Other liabilities	(2,309)	(23,387)
Total adjustments	99,420	68,221
Net cash provided by operating activities	187,648	143,580
Investing activities
Net change in:
Interest-bearing deposits	(62,410)	134,130
Securities purchased under agreements to resell	(5,200,000)	(500,000)
Federal funds sold	2,321,000	(3,886,000)
Deposits with other FHLBanks	8	(87)
Premises, software, and equipment	(820)	(541)
Held-to-maturity securities:
Purchased	(416,966)	—
Repayments	317,281	283,056
Available-for-sale securities:
Purchased	(4,068)	—
Repayments	64,589	93,891
Proceeds from sales	423	231
Advances:
Principal collected	184,670,262	189,233,975
Made	(174,284,512)	(186,257,397)
Mortgage loans held-for-portfolio:
Principal collected	58,634	43,550
Purchased	(231,263)	(48,916)
Proceeds from sales of REO	321	976
Net cash provided by (used in) investing activities	7,232,479	(903,132)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2015 and 2014

	Three months ended March 13,
	2015	2014
Financing activities
Net change in:
Deposits and other borrowings	$(414,497)	$(199,480)
Derivative contracts with financing element	(59,970)	(59,425)
Consolidated obligation bonds:
Proceeds from issuance	8,068,156	16,217,966
Payments for maturing and early retirement	(15,609,384)	(14,554,994)
Consolidated obligation discount notes:
Proceeds from issuance	56,804,840	42,332,176
Payments for maturing	(61,932,078)	(52,553,895)
Capital stock:
Proceeds from issuance of capital stock	932,597	839,623
Payments for repurchase/redemption of capital stock	(1,392,058)	(972,407)
Redemption of mandatorily redeemable capital stock	(8,282)	(79)
Cash dividends paid (a)	(64,275)	(65,315)
Net cash used in financing activities	(13,674,951)	(9,015,830)
Net decrease in cash and due from banks	(6,254,824)	(9,775,382)
Cash and due from banks at beginning of the period	6,458,943	15,309,998
Cash and due from banks at end of the period	$204,119	$5,534,616

Supplemental disclosures:
Interest paid	$98,748	$83,582
Affordable Housing Program payments (b)	$13,803	$7,199
Transfers of mortgage loans to real estate owned	$1,552	$449
Capital stock subject to mandatory redemption reclassified from equity	$8,179	$—

(a)         Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within Operating cash flows.

(b)         AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

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

Significant Accounting Policies and Estimates

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the FHLBNY’s securities portfolios, and estimating fair values of certain assets and liabilities.  There have been no significant changes to accounting policies from those identified in Note 1.  Significant Accounting Policies and Estimates in Notes to the Financial Statements in the Bank’s most recent Form 10-K filed on March 23, 2015, which contains a summary of the Bank’s significant accounting policies and estimates.

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

The second guidance prescribes the timing of asset charge-offs if an asset is at 180 days or more past due, subject to certain conditions.  The guidance was effective January 1, 2015.  Under the FHLBNY’s pre-existing estimating methodology for the timing of charge-off, the FHLBNY recorded a charge-off on MPF loans based upon the occurrence of a confirming event, typically the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure.  Adoption of the Advisory Bulletin accelerated the timing of charge-offs to the earlier of 180 days of delinquency or a confirming event.   The FHLBNY records a credit loss allowance on a loan level basis on all MPF loans delinquent 90 days or greater (for loans in bankruptcy status, an allowance is recorded regardless of delinquency status).  The amount of the allowance is based on the shortfall of the value of collateral (less estimated selling costs) to the recorded investment in the impaired loan.  As the FHLBNY begins to establish the allowance of credit losses at 90 days delinquency, the FHLBNY considers the impact of adoption to be insignificant to its results of operations, financial condition or cash flows.

At January 1, 2015, the adoption date, the credit loss allowance on mortgage-loans that were past-due 180 days or more totaled $3.7 million, which amount was charged off, reducing the allowance for credit losses and a corresponding reduction in total loans, with no change in Total Assets and no change in earnings.

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

ASU 2014-04 and ASU 2014-14 was effective for the FHLBNY on January 1, 2015.  Adoption did not have a an  impact on the FHLBNY’s financial condition, results of operations and cash flows.

Note   2.                   Recently Issued Accounting Standards and Interpretations.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued ASU No. 2015-03, Interest-imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The ASU requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from other assets to a direct deduction from the carrying amount of that debt liability.  The intent is to eliminate the different presentation requirements of debt issuance cost and debt discounts and premiums, which have caused confusion among users of financial statements.  The ASU becomes effective for the interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the FHLBNY), and early adoption is permitted for the financial statements that have not been previously issued.  The period-specific effects as a result of applying this guidance are required to be adjusted retrospectively to each individual period presented on the statement of condition.  The FHLBNY is in the process of evaluating this guidance and its effect on its financial condition, results of operations, and cash flows.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  On August 27, 2014, the FASB issued ASU No. 2014-15, Going Concern (Subtopic 205-40) final guidance that requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact in the footnotes.  Management will also be required to evaluate and disclose whether its plans to alleviate that doubt.  The new standard defines substantial doubt as when it is probable (i.e., likely) based on management’s assessment of relevant qualitative and quantitative information and judgment that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable).  The standard is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter.  While early adoption is permitted, the FHLBNY has elected not to early adopt and is currently evaluating ASU No. 2014-15, but does not expect the impact of the required disclosures to be material.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  On June 12, 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The FASB’s objective in issuing the amendments in this ASU was to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions.  Stakeholders expressed concern that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity.  Under pre-existing U.S. GAAP, repurchase agreements that mature at the same time as the transferred financial asset (a repurchase-to-maturity transaction) generally was not considered to maintain the transferor’s effective control.

The ASU requires two accounting changes.  First, the amendments changed the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, resulting in secured borrowing accounting for the repurchase agreement.  In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings.  This guidance became effective for the FHLBNY on January 1, 2015.  The adoption of the amended standards did not result in a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption as the FHLBNY’s outstanding transaction had been accounted for as secured lending and consistent with the ASU.  The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods after March 15, 2015.

Revenue recognition. On May 28, 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers.  The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and improve comparability of revenue recognition practices across entities and industries, and provide more useful information to users of financial statements through improved disclosure requirements.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For a public entity, the effective date of the amendments under this ASU, as issued, was for reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The FHLBNY is in the process of evaluating this guidance.

In April 2015, the FASB tentatively decided to defer for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP.  The FASB also tentatively decided to permit entities to early adopt the standard.  The tentative decisions will be exposed in an upcoming proposed ASU with a 30-day comment period.

Note   3.                                                   Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $35.8 million and $38.4 million as of March 31, 2015 and December 31, 2014, and includes member reserve balances in Other liabilities in the Statements of Condition.

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

The FHLBNY had deposited $1.2 billion and $1.1 billion in cash at March 31, 2015 and December 31, 2014 with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  See Credit Risk due to nonperformance by counterparties in Note 15.  Derivatives and Hedging Activities.

Securities Purchased Under Agreements to Resell — As part of the FHLBNY’s banking activities, the FHLBNY may enter into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash, against which marketable securities are taken as collateral.  The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral.  The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable.  The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut.  The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.  Under these agreements, the FHLBNY would not have the right to re-pledge the securities received.  No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned.

At March 31, 2015 and December 31, 2014, the amounts of outstanding balances of Securities Purchased Under Agreements to Resell were $6.0 billion and $800.0 million that matured overnight.  Of these amounts, $5.4 billion and $600.0 million at March 31, 2015 and December 31, 2014 were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.   At March 31, 2015 and December 31, 2014, U.S. Treasury securities, market values $5.4 billion and $612.0 million, were received at BONY to collateralize the overnight investments.

The remaining overnight investments, $625.0 million and $200.0 million were executed bilaterally with counterparties at March 31, 2015 and December 31, 2014, and were collateralized by U.S Treasury securities with market values of $637.0 million and $203.7 million at those dates; securities were pledged to the FHLBNY’s custodial safekeeping account.

Securities purchased under agreements to resell averaged $1.5 billion in the three months ended March 31, 2015 and $0.9 billion in the twelve months ended December 31, 2014.  At March 31, 2014, outstanding balance was $0.5 billion and transaction balance averaged $0.7 billion in the three months ended March 31, 2014. Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.

Interest income from securities purchased under agreements to resell were $240 thousand and $63 thousand for the three months ended March 31, 2015 and the same period in 2014.

Note   5.                   Held-to-Maturity Securities.

Major Security Types (in thousands)

	March 31, 2015
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$219,295	$—	$219,295	$21,384	$—	$240,679
Freddie Mac	62,641	—	62,641	4,928	—	67,569
Total pools of mortgages	281,936	—	281,936	26,312	—	308,248

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,830,284	—	2,830,284	45,684	(2)	2,875,966
Freddie Mac	1,812,871	—	1,812,871	20,909	—	1,833,780
Ginnie Mae	30,143	—	30,143	426	—	30,569
Total CMOs/REMICs	4,673,298	—	4,673,298	67,019	(2)	4,740,315

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,958,210	—	1,958,210	26,480	(562)	1,984,128
Freddie Mac	5,199,615	—	5,199,615	200,897	(1,182)	5,399,330
Total commercial mortgage-backed securities	7,157,825	—	7,157,825	227,377	(1,744)	7,383,458

Non-GSE MBS (c)
CMOs/REMICs	31,248	(307)	30,941	1,651	(932)	31,660

Asset-Backed Securities (c)
Manufactured housing (insured)	89,573	—	89,573	2,377	—	91,950
Home equity loans (insured)	152,973	(31,103)	121,870	56,835	(87)	178,618
Home equity loans (uninsured)	93,467	(10,880)	82,587	12,582	(2,855)	92,314
Total asset-backed securities	336,013	(41,983)	294,030	71,794	(2,942)	362,882

Total MBS	12,480,320	(42,290)	12,438,030	394,153	(5,620)	12,826,563

Other
State and local housing finance agency obligations	810,780	—	810,780	179	(49,070)	761,889

Total Held-to-maturity securities	$13,291,100	$(42,290)	$13,248,810	$394,332	$(54,690)	$13,588,452

	December 31, 2014
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$236,500	$—	$236,500	$21,891	$—	$258,391
Freddie Mac	68,510	—	68,510	5,281	—	73,791
Total pools of mortgages	305,010	—	305,010	27,172	—	332,182

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,941,093	—	2,941,093	36,164	—	2,977,257
Freddie Mac	1,895,889	—	1,895,889	19,514	—	1,915,403
Ginnie Mae	31,900	—	31,900	468	—	32,368
Total CMOs/REMICs	4,868,882	—	4,868,882	56,146	—	4,925,028

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,876,767	—	1,876,767	14,686	(3,452)	1,888,001
Freddie Mac	4,945,717	—	4,945,717	156,116	(5,666)	5,096,167
Total commercial mortgage-backed securities	6,822,484	—	6,822,484	170,802	(9,118)	6,984,168

Non-GSE MBS (c)
CMOs/REMICs	34,249	(359)	33,890	1,709	(914)	34,685

Asset-Backed Securities (c)
Manufactured housing (insured)	93,693	—	93,693	2,476	—	96,169
Home equity loans (insured)	158,233	(32,476)	125,757	59,169	(167)	184,759
Home equity loans (uninsured)	96,831	(11,448)	85,383	13,124	(2,693)	95,814
Total asset-backed securities	348,757	(43,924)	304,833	74,769	(2,860)	376,742

Total MBS	12,379,382	(44,283)	12,335,099	330,598	(12,892)	12,652,805

Other
State and local housing finance agency obligations	813,080	—	813,080	204	(49,906)	763,378

Total Held-to-maturity securities	$13,192,462	$(44,283)	$13,148,179	$330,802	$(62,798)	$13,416,183

(a)         Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.

(b)         Commercial mortgage-backed securities (“CMBS”) — Agency issued CMBS are income-producing, multifamily properties.  Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.

(c)          The amounts represent non-agency private-label mortgage- and asset-backed securities.

(d)         Amortized cost — For securities that were deemed to be OTTI, amortized cost represents unamortized cost less credit OTTI, net of credit OTTI reversed due to improvements in cash flows.

Certain non-agency Private label MBS are insured by Ambac Assurance Corp (“Ambac”), MBIA Insurance Corp (“MBIA”) and Assured Guarantee Municipal Corp. (“AGM”).  For more information, see Monoline insurer analysis and discussions in the most recent Form 10-K filed on March 23, 2015.

Securities Pledged

The FHLBNY had pledged MBS with an amortized cost basis of $9.9 million and $10.2 million at March 31, 2015 and December 31, 2014 to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Unrealized Losses

The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position.  Unrealized losses represent the difference between fair value and amortized cost.  The baseline measure of unrealized loss is amortized cost, which is not adjusted for non-credit OTTI.  Total unrealized losses in this table will not equal unrecognized losses in the Major Security Type table.  Unrealized losses are calculated after adjusting for credit OTTI.  In the previous table, unrecognized losses are adjusted for credit and non-credit OTTI.

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	March 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$154,982	$(18)	$270,248	$(49,052)	$425,230	$(49,070)
MBS Investment Securities
MBS-GSE
Fannie Mae	443,896	(564)	—	—	443,896	(564)
Freddie Mac	301,402	(170)	166,373	(1,012)	467,775	(1,182)
Total MBS-GSE	745,298	(734)	166,373	(1,012)	911,671	(1,746)
MBS-Private-Label	903	(7)	69,109	(3,404)	70,012	(3,411)
Total MBS	746,201	(741)	235,482	(4,416)	981,683	(5,157)
Total	$901,183	$(759)	$505,730	$(53,468)	$1,406,913	$(54,227)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$49,997	$(3)	$269,642	$(49,903)	$319,639	$(49,906)
MBS Investment Securities
MBS-GSE
Fannie Mae	397,554	(1,153)	272,592	(2,299)	670,146	(3,452)
Freddie Mac	726,865	(348)	441,713	(5,318)	1,168,578	(5,666)
Total MBS-GSE	1,124,419	(1,501)	714,305	(7,617)	1,838,724	(9,118)
MBS-Private-Label	53	(1)	61,771	(3,390)	61,824	(3,391)
Total MBS	1,124,472	(1,502)	776,076	(11,007)	1,900,548	(12,509)
Total	$1,174,469	$(1,505)	$1,045,718	$(60,910)	$2,220,187	$(62,415)

At March 31, 2015 and December 31, 2014, the FHLBNY’s investments in housing finance agency bonds had gross unrealized losses totaling $49.1 million and $49.9 million.  These gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of March 31, 2015, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  As a result, the FHLBNY expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the FHLBNY may experience OTTI in future periods.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$31,950	$31,106	$33,990	$33,069
Due after five years through ten years	37,615	36,839	37,615	36,771
Due after ten years	741,215	693,944	741,475	693,538
State and local housing finance agency obligations	810,780	761,889	813,080	763,378

Mortgage-backed securities
Due in one year or less	55,769	55,741	—	—
Due after one year through five years	2,755,678	2,815,041	2,561,843	2,589,028
Due after five years through ten years	4,292,949	4,463,334	4,380,717	4,519,973
Due after ten years	5,375,924	5,492,447	5,436,822	5,543,804
Mortgage-backed securities	12,480,320	12,826,563	12,379,382	12,652,805

Total Held-to-maturity securities	$13,291,100	$13,588,452	$13,192,462	$13,416,183

(a)         Amortized cost is after adjusting for a net unamortized premium of $36.5 million and $38.3 million at March 31, 2015 and December 31, 2014.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	March 31, 2015		December 31, 2014
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,548,124	$1,547,610	$1,595,060	$1,594,475
Floating	3,145,611	3,145,610	3,296,156	3,296,156
Total CMO	4,693,735	4,693,220	4,891,216	4,890,631
CMBS
Fixed	4,998,472	4,998,472	5,009,903	5,009,903
Floating	2,159,353	2,159,353	1,812,581	1,812,581
Total CMBS	7,157,825	7,157,825	6,822,484	6,822,484
Pass Thru (a)
Fixed	554,679	513,744	588,326	545,493
Floating	74,081	73,241	77,356	76,491
Total Pass Thru	628,760	586,985	665,682	621,984
Total MBS	12,480,320	12,438,030	12,379,382	12,335,099
State and local housing finance agency obligations
Fixed	14,555	14,555	16,610	16,610
Floating	796,225	796,225	796,470	796,470
Total State and local housing finance agency obligations	810,780	810,780	813,080	813,080
Total Held-to-maturity securities	$13,291,100	$13,248,810	$13,192,462	$13,148,179

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

Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 23, 2015.  No credit OTTI was identified in the first quarter of 2015 or any periods in 2014.

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, the reliance period is through December 31, 2016 (1 year).  For bond insurer Ambac, the reliance period is through December 31, 2019 (4 years) and is limited to cover 45% of shortfalls.

The following table provides roll-forward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended March 31,
	2015	2014
Beginning balance	$34,893	$36,543
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(772)	(236)
Ending balance	$34,121	$36,307

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for private-label MBS at March 31, 2015 and December 31, 2014, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at March 31, 2015
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-5.0	1.6	12.6-26.8	20.1	0.0-54.9	34.6
RMBS Alt-A (d)	1.0-8.0	1.8	2.0-10.3	5.2	30.0-30.0	30.0
HEL Subprime (e)	1.0-11.4	4.1	2.0-21.8	4.8	25.6-100.0	66.3
Manufactured Housing Loans	2.6-3.7	3.3	2.6-3.8	3.0	77.9-85.2	82.6

	Key Base Assumptions - All PLMBS at December 31, 2014
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-5.1	1.7	12.1-29.6	22.9	34.4-83.8	54.3
RMBS Alt-A (d)	1.0-7.0	1.7	2.0-8.4	5.3	30.0-30.0	30.0
HEL Subprime (e)	1.0-10.3	3.8	2.0-23.9	4.9	22.7-100.0	65.7
Manufactured Housing Loans	2.8-4.1	3.6	2.7-3.8	3.1	76.0-83.3	80.6

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

The carrying value of an AFS security equals its fair value, and at March 31, 2015 and December 31, 2014, no AFS security was Other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$648	$—	$—	$648
Equity funds (a)	10,610	1,600	—	12,210
Fixed income funds (a)	9,344	16	(2)	9,358
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,096,628	12,444	—	1,109,072
CMBS-Floating	41,589	456	—	42,045
Total Available-for-sale securities	$1,158,819	$14,516	$(2)	$1,173,333

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$537	$—	$—	$537
Equity funds (a)	9,310	1,579	(7)	10,882
Fixed income funds (a)	6,399	146	(17)	6,528
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,161,115	13,156	—	1,174,271
CMBS-Floating	41,692	517	—	42,209
Total Available-for-sale securities	$1,219,053	$15,398	$(24)	$1,234,427

(a)         The FHLBNY has a grantor trust to finance current and future payments for its employee supplemental pension plan.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values are readily available and investments are redeemable at short notice.  Dividend income and gains and losses from sales of funds were $711.3 thousand and $51.0 thousand in the three months ended March 31, 2015 and the same period in 2014 and were recorded in Other income.

Unrealized Losses — MBS Classified as AFS Securities

No MBS security was in an unrealized loss position at March 31, 2015 or at December 31, 2014.

Impairment Analysis of AFS Securities — The FHLBNY’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations, which are “pass through” securities, and GSE-issued floating rate CMBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after five years through ten years	$41,589	$42,045	$41,692	$42,209
Due after ten years	1,096,628	1,109,072	1,161,115	1,174,271
Fixed income/bond funds, equity funds and cash equivalents (b)	20,602	22,216	16,246	17,947

Total Available-for-sale securities	$1,158,819	$1,173,333	$1,219,053	$1,234,427

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trust are determined to be redeemable at short notice.

(c)          Amortized cost is after adjusting for net unamortized discounts of $3.8 million at March 31, 2015 and December 31, 2014.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$1,096,628	$1,109,072	$1,161,115	$1,174,271
CMBS floating - LIBOR	41,589	42,045	41,692	42,209

Total Mortgage-backed securities (a)	$1,138,217	$1,151,117	$1,202,807	$1,216,480

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note   7.                 Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2015			December 31, 2014
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$30,004,303	0.87%	34.55%	$43,044,026	0.68%	44.28%
Due after one year through two years	19,222,306	1.83	22.14	17,322,868	2.10	17.82
Due after two years through three years	17,544,061	1.60	20.20	15,775,401	1.71	16.23
Due after three years through four years	6,164,722	2.18	7.10	7,053,431	2.10	7.26
Due after four years through five years	5,311,236	2.50	6.12	4,655,510	2.41	4.79
Thereafter	8,585,673	2.82	9.89	9,366,815	2.81	9.62

Total par value	86,832,301	1.61%	100.00%	97,218,051	1.49%	100.00%

Hedge valuation basis adjustments (b)	1,686,167			1,574,044
Fair value option valuation adjustments and accrued interest (c)	5,141			5,402

Total	$88,523,609			$98,797,497

(a)         The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps.  For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.

(b)         Hedge valuation basis adjustments represent changes in the fair values of fixed-rate advances due to changes in LIBOR, which is the FHLBNY’s benchmark rate in a Fair value hedge.

(c)          Valuation adjustments represent changes in the full fair values of advances elected under the FVO.

Monitoring and Evaluating Credit Losses on Advances — Summarized below are the FHLBNY’s assessment methodologies for evaluating advances for credit losses.

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19.  Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 19.2% and 17.4% of total advances at March 31, 2015 and December 31, 2014.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of March 31, 2015 and December 31, 2014, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the FHLBNY’s priority over the claims or rights of any other party.  The two exceptions are claims that would be entitled to priority under otherwise applicable law or perfected security interests.  All member obligations with the FHLBNY were fully collateralized throughout their entire term.  The total of collateral pledged to the FHLBNY includes excess collateral pledged above the minimum collateral requirements.  However, a “Maximum Lendable Value” is established to ensure that the FHLBNY has sufficient eligible collateral securing credit extensions.

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

The FHLBNY classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.  Loans that are on nonaccrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$316,652	14.04%	$327,112	15.63%
Fixed long-term single-family mortgages	1,938,134	85.96	1,765,661	84.37
Multi-family mortgages	62	—	63	—

Total par value	2,254,848	100.00%	2,092,836	100.00%

Unamortized premiums	44,851		41,046
Unamortized discounts	(2,402)		(2,544)
Basis adjustment (b)	2,175		2,408

Total mortgage loans held-for-portfolio	2,299,472		2,133,746
Allowance for credit losses (c)	(948)		(4,507)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,298,524		$2,129,239

(a)         Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans.

(b)         Balances represent unamortized fair value basis of closed delivery commitments.  A basis is recorded at the settlement of the loan and represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan.  The basis is amortized as a yield adjustment to Interest income.

(c)          Prior to January 1, 2015, the FHLBNY recorded a charge-off on a conventional loan generally at the foreclosure of a loan. Beginning January 1, 2015, the FHLBNY adopted the guidance provided by the FHFA and accelerated the consideration for a charge-off when a loan was on a non-accrual status for 180 days or more.  Amount of the charge-off at 180 days is typically recognized to the extent the fair value of the underlying collateral, less estimated selling costs, is less than the recorded investment in the loan.  The adoption of the FHFA guidance resulted in the reclassification of $3.7 million in allowance for credit losses on loans that were on non-accrual status of 180 days or more at January 1, 2015.  The amount represented partial charge-off of such delinquent loans, and had no impact on earnings for the quarter as it was a reclassification within the Statement of Condition between the categories Allowance for credit losses and the Carrying values of the MPF loans.  For more information, see Note 2.  Recently Issued Accounting Standards and Interpretations.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $24.1 million and $22.1 million at March 31, 2015 and December 31, 2014.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $0.5 million and $0.4 million for the three months ended March 31, 2015 and the same period in 2014.  These fees were reported as a reduction to mortgage loan interest income.

In terms of the credit enhancement waterfall, the MPF program structures potential credit losses on conventional MPF loans into layers on each loan pool as follows:

(1)  The first layer of protection against loss is the liquidation value of the real property securing the loan.

(2)  The next layer of protection comes from the primary mortgage insurance (“PMI”) that is required for loans with a loan-to-value ratio greater than 80% at origination.

(3)  Losses that exceed the liquidation value of the real property and any PMI will be absorbed by the FHLBNY, limited to the amount of the FLA available under the Master Commitment.  For certain MPF products, the FHLBNY could recover previously absorbed losses by withholding future Credit Enhancement fees (“CE Fees”) otherwise payable to the PFI, and applying the amounts to recover losses previously absorbed.  In effect, the FHLBNY may recover losses allocated to the FLA from CE Fees.  The amount of CE Fees depends on the MPF product and the outstanding balances of loans funded in the Master Commitment. CE Fees payable (and potentially available for loss recovery) will decline as the outstanding loan balances in the Master Commitment declines.

(4)  The second layer or portion of credit losses is incurred by the PFI and/or the Supplemental Mortgage Insurance (“SMI”) provider as follows:  The PFI absorbs losses in excess of any FLA up to the amount of the PFI’s credit obligation amount and/or to the SMI provider for MPF 125 Plus products if the PFI has selected SMI coverage.

(5)  The third layer of losses is absorbed by the FHLBNY.

Allowance Methodology for Loan Losses

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The FHLBNY performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for losses inherent in the portfolio and to determine the likelihood of collection of the principal and interest.  Conventional mortgage loans that are past due 90 days or more, or classified under regulatory criteria (Special Mention, Sub-standard, Doubtful or Loss), and loans that are in bankruptcy regardless of their delinquency status, are evaluated separately on a loan level basis for impairment.  The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan.  The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features (except the “First Loss Account”) to provide credit assurance to the FHLBNY.  Conventional mortgage loans, except Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”) insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.  Management determines the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.

When a loan is delinquent 90 days or more, its liquidation value is compared to its carrying value, and a shortfall is recorded as an allowance for credit losses.  This methodology is applied on a loan level basis.  When a loan is delinquent 180 days or more, the FHLBNY will then charge any excess carrying value over the net realizable value of the loan to the allowance for credit losses.  When the loan is foreclosed and the FHLBNY takes possession of real estate, the balance of the loan that has not been charged off will be transferred from the loan held for portfolio category to Real Estate owned category at the lower of carrying value or net realizable value of the foreclosed loan.

Only FHA- and VA-insured MPF loans are evaluated collectively.  FHA- and VA-insured mortgage loans have minimal inherent credit risk, and are therefore not considered for impairment at a loan-level.  Risk of such loans generally arises from servicers defaulting on their obligations.  If adversely classified, the FHLBNY will have reserves established only in the event of a default of a PFI, and reserves would be based on the estimated costs to recover any uninsured portion of the MPF loan.

Classes of the MPF loan portfolio would be subject to disaggregation to the extent that it is needed to understand the exposure to credit risk arising from these loans.  The FHLBNY has determined that no further disaggregation of portfolio segments is needed other than the methodology discussed above.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended March 31,
	2015	2014
Allowance for credit losses:
Beginning balance	$4,507	$5,697
Charge-offs	(3,747)	(132)
Recoveries	—	45
Provision for credit losses on mortgage loans	188	335
Ending balance	$948	$5,945

Ending balance, individually evaluated for impairment	$948	$5,945

	March 31, 2015	December 31, 2014
Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance	$23,473	$27,389
Not impaired, no related allowance	2,112,609	1,949,490
Total uninsured mortgage loans	$2,136,082	$1,976,879

Collectively evaluated for impairment (b)
Impaired, with or without a related allowance	$1,963	$1,275
Not impaired, no related allowance	172,109	165,978
Total insured mortgage loans	$174,072	$167,253

(a)         Allowances for credit losses on individual impaired loans have generally remained flat or lower, in line with improvements in collateral values, consistent with the improving housing prices/liquidation values of real property securing impaired loans in the states of New York and New Jersey.  As noted previously, the FHLBNY adopted the FHFA guidance effective January 1, 2015 and accelerated the timing of the recording a charge-off to the earlier of foreclosure or when a loan is 180 days delinquent.  As the FHLBNY records the initial allowance for credit losses on loans delinquent 90 days or more and continues to evaluate the allowance at least quarterly, the adoption of the guidance and acceleration of the charge-off did not result in additional credit allowance.  Adoption resulted in a reclassification of $3.7 million, reducing the allowance with a corresponding reduction in the recorded investment in impaired loans.

(b)         FHA- and VA loans are collectively evaluated for impairment.  Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

Mortgage Loans - Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	March 31, 2015	December 31, 2014
Total Mortgage loans, net of allowance for credit losses (a)	$2,298,524	$2,129,239
Non-performing mortgage loans - Conventional (b)	$20,472	$24,709
Insured MPF loans past due 90 days or more and still accruing interest (b)	$1,865	$1,217

(a)         Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, and are reported at carrying value less any amounts charged-off if delinquent for 180 days.

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

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Three months ended March 31,
	2015	2014

Interest contractually due (a)	$363	$409
Interest actually received	328	373

Shortfall	$35	$36

(a)         Represents the amount of interest accrual on non-accrual uninsured loans that were not recorded as income.  For more information about the FHLBNY’s policy on non-accrual loans, see Note 1.  Significant Accounting Policies.

The following tables summarize the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	March 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment (d)
With no related allowance:
Conventional MPF Loans (a)(b)	$20,301	$20,275	$—	$13,754
With an allowance:
Conventional MPF Loans (a)	3,172	3,149	948	11,910
Total Conventional MPF Loans (a)	$23,473	$23,424	$948	$25,664

	December 31, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment (d)
With no related allowance:
Conventional MPF Loans (a)(b)	$10,713	$10,692	$—	$9,754
With an allowance:
Conventional MPF Loans (a)	16,676	16,673	4,507	18,517
Total Conventional MPF Loans (a)	$27,389	$27,365	$4,507	$28,271

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

(d)         Represents average recorded investment for the three months ended March 31, 2015 and the twelve months ended December 31, 2014.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	March 31, 2015			December 31, 2014
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$21,049	$4,303	$—	$23,212	$6,312	$—
Past due 60 - 89 days	5,981	1,264	—	5,578	886	—
Past due 90 - 179 days	3,857	937	—	3,198	740	—
Past due 180 days or more	16,647	1,026	—	21,526	535	—
Total past due	47,534	7,530	—	53,514	8,473	—
Total current loans	2,088,486	166,542	62	1,923,302	158,780	63
Total mortgage loans	$2,136,020	$174,072	$62	$1,976,816	$167,253	$63
Other delinquency statistics:
Loans in process of foreclosure, included above	$12,033	$481	$—	$17,032	$413	$—
Number of foreclosures outstanding at period end	108	9	—	119	10	—
Serious delinquency rate (a)	0.96%	1.13%	—%	1.25%	0.76%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$20,504	$1,963	$—	$24,724	$1,275	$—
Past due 90 days or more and still accruing interest	$—	$1,963	$—	$—	$1,275	$—
Loans on non-accrual status	$20,504	$—	$—	$24,724	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$9,753	$369	$—	$10,029	$324	$—
Modified loans under MPF® program	$1,055	$—	$—	$1,009	$—	$—
Real estate owned	$2,998			$1,980

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDR.

Troubled Debt Restructurings (“TDRs”) and MPF modification standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2015.  This modification plan was made available to homeowners currently in default or imminent danger of default and only a few MPF loans had been modified under the plan and outstanding at March 31, 2015.  Due to the insignificant numbers of loans modified and considered to be TDR, forgiveness and other information with respect to the modifications have been omitted.

Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balances were $0.3 million and $0.5 million at March 31, 2015 and December 31, 2014.  A MPF loan involved in the troubled debt restructuring program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a non-performing TDR loan and will continue to be evaluated individually for credit losses until the MPF loan is performing to its original terms.  The credit loss would be based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $9.8 million and $10.0 million of such loans were outstanding at March 31, 2015 and December 31, 2014.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more, and $0.1 million were impaired due to their past due delinquency status at March 31, 2015.  There was no allowance for credit losses associated with those loans.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	March 31, 2015			December 31, 2014
Recorded Investment Outstanding	Performing	Non- performing	Total TDR	Performing	Non- performing	Total TDR
Troubled debt restructurings (TDR) (a) (b) :
Loans discharged from bankruptcy	$9,648	$105	$9,753	$9,800	$229	$10,029
Modified loans under MPF® program	828	227	1,055	422	587	1,009
Total troubled debt restructurings	$10,476	$332	$10,808	$10,222	$816	$11,038
Related Allowance			$336			$612

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

Note 9.                                                               Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members. Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans. The following table summarizes deposits (in thousands):

	March 31, 2015	December 31, 2014
Interest-bearing deposits
Interest-bearing demand	$1,559,312	$1,958,518
Term (a)	32,000	27,000
Total interest-bearing deposits	1,591,312	1,985,518
Non-interest-bearing demand	15,855	13,401
Total deposits (b)	$1,607,167	$1,998,919

(a)         Term deposits were for periods of one year or less.

(b)         Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC.  Deposits are received in the ordinary course of the FHLBNY’s business.  The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 5.  Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

Due in one year or less
Interest-bearing deposits (a)	$1,591,312	0.03%	$1,985,518	0.03%
Non-interest-bearing deposits	15,855		13,401
Total deposits	$1,607,167		$1,998,919

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.8 trillion as of March 31, 2015 and December 31, 2014.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	March 31, 2015	December 31, 2014

Percentage of unpledged qualifying assets to consolidated obligations	107%	107%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Consolidated obligation bonds-amortized cost	$65,474,028	$73,020,550
Hedge valuation basis adjustments (a)	451,185	387,371
Hedge basis adjustments on terminated hedges (b)	149,216	119,500
FVO (c) - valuation adjustments and accrued interest	8,649	8,122

Total Consolidated obligation-bonds	$66,083,078	$73,535,543
Discount notes-amortized cost	$44,914,010	$50,041,041
FVO (c) - valuation adjustments and remaining accretion	9,759	3,064

Total Consolidated obligation-discount notes	$44,923,769	$50,044,105

(a)         Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds due to changes in LIBOR, which is the FHLBNY’s benchmark rate in a Fair value hedge.

(b)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a qualifying hedge relationship.  The valuation basis at the time of hedge termination is amortized as a yield adjustment through Interest expense.

(c)    Valuation adjustments represent changes in the full fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2015			December 31, 2014
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$35,535,625	0.41%	54.30%	$40,697,005	0.36%	55.75%
Over one year through two years	11,804,415	0.78	18.04	12,668,090	0.64	17.35
Over two years through three years	7,400,930	1.40	11.31	8,179,800	1.27	11.21
Over three years through four years	2,513,960	1.48	3.84	2,855,780	1.43	3.91
Over four years through five years	2,602,600	1.55	3.97	2,482,500	1.53	3.40
Thereafter	5,587,780	2.81	8.54	6,115,380	2.67	8.38

Total par value	65,445,310	0.88%	100.00%	72,998,555	0.78%	100.00%

Bond premiums (b)	54,180			49,537
Bond discounts (b)	(25,462)			(27,542)
Hedge valuation basis adjustments (c)	451,185			387,371
Hedge basis adjustments on terminated hedges (d)	149,216			119,500
FVO (e) - valuation adjustments and accrued interest	8,649			8,122

Total Consolidated obligation-bonds	$66,083,078			$73,535,543

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of Interest expense of $5.3 million and $10.0 million in the three months ended March 31, 2015 and the same period in 2014.

(c)          Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds due to changes in LIBOR, the benchmark rate for the FHLBNY in a Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a hedging relationship.  When the hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at its maturity, the unamortized basis ($149.2 million loss at March 31, 2015) is reversed to $0.  Amortization is recorded as a yield adjustment, which reduced Interest expenses by $1.3 million and $0.7 million in the 2015 first quarter and the prior year period.

(e)          Valuation adjustments represent changes in the full fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following summarizes types of bonds issued and outstanding (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$48,510,810	74.12%	$53,659,055	73.51%
Fixed-rate, callable	8,494,500	12.98	9,419,500	12.90
Step Up, callable	1,890,000	2.89	2,040,000	2.80
Step Down, callable	25,000	0.04	25,000	0.03
Single-index floating rate	6,525,000	9.97	7,855,000	10.76

Total par value	65,445,310	100.00%	72,998,555	100.00%

Bond premiums	54,180		49,537
Bond discounts	(25,462)		(27,542)
Hedge valuation basis adjustments (a)	451,185		387,371
Hedge basis adjustments on terminated hedges (b)	149,216		119,500
FVO (c) - valuation adjustments and accrued interest	8,649		8,122

Total Consolidated obligation-bonds	$66,083,078		$73,535,543

(a)         Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds due to changes in LIBOR, which is the FHLBNY’s benchmark rate in a Fair value hedge.

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

The FHLBNY’s outstanding consolidated obligation — discount notes were as follows (dollars in thousands):

	March 31, 2015	December 31, 2014

Par value	$44,937,674	$50,054,103
Amortized cost	$44,914,010	$50,041,041
Fair value option valuation adjustments (a)	9,759	3,064
Total discount notes	$44,923,769	$50,044,105

Weighted average interest rate	0.11%	0.08%

(a)         Valuation adjustments represent changes in the full fair values of discount notes elected under the FVO.

Note 11.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 23, 2015.

The following provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2015	2014

Beginning balance	$113,544	$123,060
Additions from current period’s assessments	9,831	8,405
Net disbursements for grants and programs	(13,803)	(7,199)
Ending balance	$109,572	$124,266

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

The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented, and met the “adequately capitalized” classification, which is the highest rating, under the capital rule.  However, the Finance Agency has discretion to reclassify a FHLBank and to modify or add to the corrective action requirements for a particular capital classification.  If the FHLBNY became classified into a capital classification other than adequately capitalized, the Bank could be adversely impacted by the corrective action requirements for that capital classification.  For more information about the capital rules under the Finance Agency regulations and a discussion of any corrective actions, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the audited financial statements included in our most recent Form 10-K filed on March 23, 2015.

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	March 31, 2015		December 31, 2014
	Required(d)	Actual	Required(d)	Actual
Regulatory capital requirements:
Risk-based capital (a) (e)	$642,303	$6,238,254	$631,508	$6,682,045
Total capital-to-asset ratio	4.00%	5.23%	4.00%	5.03%
Total capital (b)	$4,775,163	$6,238,254	$5,313,015	$6,682,045
Leverage ratio	5.00%	7.84%	5.00%	7.55%
Leverage capital (c)	$5,968,953	$9,357,381	$6,641,268	$10,023,068

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assume the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	March 31, 2015	December 31, 2014

Redemption less than one year	$93	$95
Redemption from one year to less than three years	5,696	5,159
Redemption from three years to less than five years	11,025	11,567
Redemption from five years or greater	2,283	2,379

Total	$19,097	$19,200

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2015	2014

Beginning balance	$19,200	$23,994
Capital stock subject to mandatory redemption reclassified from equity	8,179	—
Redemption of mandatorily redeemable capital stock (a)	(8,282)	(79)
Ending balance	$19,097	$23,915
Accrued interest payable (b)	$229	$236

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rates were 4.60% for March 31, 2015 and 4.00% for March 31, 2014 on mandatorily redeemable capital stock.

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

Retained earnings included $237.7 million and $220.1 million as restricted retained earnings in the FHLBNY’s Capital at March 31, 2015 and December 31, 2014.

Note 13.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2015	2014

Net income	$88,228	$75,359

Net income available to stockholders	$88,228	$75,359

Weighted average shares of capital	55,357	55,182
Less: Mandatorily redeemable capital stock	(199)	(240)
Average number of shares of capital used to calculate earnings per share	55,158	54,942

Basic earnings per share	$1.60	$1.37

Note 14.                                                  Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the FHLBNY maintains a nonqualified Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The BEP is an unfunded plan.  In the first quarter of 2014, the Board of Directors of the FHLBNY voted to make changes to the Pentegra DB Plan and the BEP plan effective July 1, 2014 for new employees hired on or after the effective date; changes to the plans will reduce obligations and expenses for the new employees when the employees become eligible for the pension benefits; changes to the plans had no significant impact on the financial obligations as of March 31, 2015 or any periods in 2014.

Plan amendments were also made to the Retiree Medical Benefit Plan for retired employees and for eligible employees.  Effective January 1, 2015, the Retiree Medical Benefits Plan is offered to active employees who had completed 10 years of employment service at the FHLBNY and attained age 55 as of that date.  For those employees who qualify to remain in the plan, the current Defined Dollar Plan subsidy will be reduced by 50% for all service earned after December 31, 2014, and the annual “Cost of Living Adjustment” will be eliminated. Retired employees remain eligible to participate in the Retiree Medical Benefits Plan.

For more information about employee retirement plans and plan changes and amendments, see Note 14. Employee Retirement Plans in the financial statements included in the most recent Form 10-K filed on March 23, 2015.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2015	2014
Defined Benefit Plan	$1,888	$242
Benefit Equalization Plan (defined benefit)	1,187	872
Defined Contribution Plan	446	401
Postretirement Health Benefit Plan	39	519

Total retirement plan expenses	$3,560	$2,034

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Service cost	$185	$177
Interest cost	447	401
Amortization of unrecognized net loss/(gain)	568	307
Amortization of unrecognized past service liability	(13)	(13)

Net periodic benefit cost	$1,187	$872

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2015	2014

Service cost (benefits attributed to service during the period)	$81	$218
Interest cost on accumulated postretirement health benefit obligation	139	248
Amortization of loss/(gain)	259	53
Amortization of prior service (credit)/cost	(440)	—

Net periodic postretirement health benefit cost (a)	$39	$519

(a)         The net periodic benefit cost declined in the 2015 period as a result of negative plan amendments (as defined in Accounting Standards Codification ASC 715-60-55) in the first quarter of 2014 that reduced plan obligations by $8.8 million at March 31, 2014; gain is being amortized over an actuarially determined period, effectively reducing net periodic benefit cost.

Key assumptions (a) and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	March 31, 2015	December 31, 2014

Weighted average discount rate	3.65%	3.65%

Health care cost trend rates:
Assumed for next year
Pre 65	7.75%	7.75%
Post 65	7.25%	7.25%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2022	2022
Post 65 Ultimate rate	5.00%	5.00%
Post 65 Year that ultimate rate is reached	2022	2022
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

(a)   The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the period.

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

Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges.  For more information, see Derivatives in Note 1. Significant Accounting Polices and Estimates in the Bank’s most recent Form 10-K filed on March 23, 2015.

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

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding were $131.0 million and $110.0 million at March 31, 2015 and December 31, 2014.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

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

Credit risk on bilateral OTC derivative contracts — For derivatives that are not eligible for clearing with a DCO under the Dodd-Frank Act, the FHLBNY is subject to credit risk as a result of nonperformance by swap counterparties to the derivative agreements.  The FHLBNY enters into master netting arrangements and bilateral security agreements with all active derivative counterparties, which provide for delivery of collateral at specified levels to limit the net unsecured credit exposure to these counterparties.  The FHLBNY makes judgments on each counterparty’s creditworthiness, and makes estimates of the collateral values in analyzing counterparty nonperformance credit risk.  Bilateral agreements consider the credit risks and the agreement specifies thresholds to post or receive collateral with changes in credit ratings.  When the FHLBNY has more than one derivative transaction outstanding with the counterparty, and a legally enforceable master netting agreement exists with the counterparty, the net exposure (less collateral held) represents the appropriate measure of credit risk.  The FHLBNY conducts all its derivative transactions under ISDA master netting agreements.

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

	March 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$291,001	$1,769,957	$334,655	$1,738,894
Cleared derivatives	294,148	182,420	267,317	154,591
Total gross recognized amount	585,149	1,952,377	601,972	1,893,485
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(282,194)	(1,432,253)	(324,553)	(1,393,661)
Cleared derivatives	(264,617)	(182,420)	(238,349)	(154,591)
Total gross amounts of netting adjustments and cash collateral	(546,811)	(1,614,673)	(562,902)	(1,548,252)
Net amounts after offsetting adjustments
Bilateral derivatives	8,807	337,704	10,102	345,233
Cleared derivatives	29,531	—	28,968	—
Total net amounts after offsetting adjustments	38,338	337,704	39,070	345,233
Derivative instruments -Not Nettable
Delivery commitments (a)	85	5	53	9
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$38,423	$337,709	$39,123	$345,242
Non-cash collateral received or pledged not offset (c)
Cannot be sold or repledged
Bilateral derivatives	$1,025	$—	$1,096	$—
Delivery commitments (a)	85	—	53	—
Total cannot be sold or repledged	1,110	—	1,149	—
Net unsecured amount
Bilateral derivatives	7,782	337,709	9,006	345,242
Cleared derivatives	29,531	—	28,968	—
Total Net unsecured amount (b)	$37,313	$337,709	$37,974	$345,242

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

(b)         Unsecured amounts represent Derivative assets and liabilities recorded in the Statements of Condition at March 31, 2015 and December 31, 2014.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.

(c)          Non-Cash collateral received or pledged not offset — Amounts represent exposure arising from derivative positions with member counterparties where we acted as an intermediary, and a small amount of delivery commitments (see footnote a).  Amounts are collateralized by pledged non-cash collateral, primarily 1-4 family housing collateral.

The gross derivative exposures as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, were $585.1 million and $602.0 million at March 31, 2015 and December 31, 2014.  Fair values amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), totaled $546.8 million and $563.0 million at those dates.  These netting adjustments included $93.7 million and $143.2 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at March 31, 2015 and December 31, 2014, and the net exposures after offsetting adjustments were $38.4 million and $39.1 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential nonperformance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  Net fair values of derivatives in unrealized loss positions were $337.7 million and $345.2 million, after deducting $1.2 billion and $1.1 billion of cash collateral posted to the exposed counterparties at March 31, 2015 and December 31, 2014.  With respect to cleared derivatives, DCOs are exposed to the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and that specific exposure was not significant at March 31, 2015.

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

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represented outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$76,999,381	$561,451	$1,844,252
Interest rate swaps-cash flow hedges	1,256,000	339	101,974
Total derivatives in hedging instruments	78,255,381	561,790	1,946,226

Derivatives not designated as hedging instruments
Interest rate swaps	29,466,531	16,245	5,093
Interest rate caps or floors	2,698,000	5,956	—
Mortgage delivery commitments	23,868	85	5
Other (b)	262,000	1,158	1,058
Total derivatives not designated as hedging instruments	32,450,399	23,444	6,156

Total derivatives before netting and collateral adjustments	$110,705,780	585,234	1,952,382
Netting adjustments and cash collateral (c)		(546,811)	(1,614,673)
Net after cash collateral reported on the Statements of Condition		$38,423	$337,709

	December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$78,680,077	$578,275	$1,803,325
Interest rate swaps-cash flow hedges	1,333,600	2,176	83,142
Total derivatives in hedging instruments	80,013,677	580,451	1,886,467

Derivatives not designated as hedging instruments
Interest rate swaps	28,099,243	12,530	5,733
Interest rate caps or floors	2,698,000	7,624	—
Mortgage delivery commitments	15,536	53	9
Other (b)	220,000	1,367	1,285
Total derivatives not designated as hedging instruments	31,032,779	21,574	7,027

Total derivatives before netting and collateral adjustments	$111,046,456	602,025	1,893,494
Netting adjustments and cash collateral (c)		(562,902)	(1,548,252)
Net after cash collateral reported on the Statements of Condition		$39,123	$345,242

(a)         All derivative assets and liabilities with swap dealers and counterparties are collateralized by cash; derivative instruments are subject to legal right of offset under master netting agreements.

(b)         Other category comprised of swaps intermediated for member, and notional amounts represent purchases from dealers and sales to members.

(c)          Includes cash collateral and related accrued interest posted by counterparties of $93.7 million and $143.2 million at March 31, 2015 and December 31, 2014 and cash collateral posted by the FHLBNY of $1.2 billion and $1.1 billion at those dates.

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

Components of net gains/ (losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended March 31, 2015
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(120,546)	$119,486	$(1,060)	$(237,210)
Consolidated obligations-bonds	95,126	(94,699)	427	62,661
Net (losses) gains related to fair value hedges	(25,420)	24,787	(633)	$(174,549)
Cash flow hedges	(265)		(265)	$(8,624)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	986		986
Caps or floors	(1,642)		(1,642)
Mortgage delivery commitments	(93)		(93)
Swaps economically hedging instruments designated under FVO	3,053		3,053
Accrued interest-swaps (a)	4,693		4,693
Net gains related to derivatives not designated as hedging instruments	6,997		6,997

Net (losses) gains on derivatives and hedging activities	$(18,688)	$24,787	$6,099

	Three months ended March 31, 2014
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$111,825	$(111,192)	$633	$(252,423)
Consolidated obligations-bonds	64,254	(62,940)	1,314	58,608
Net gains (losses) related to fair value hedges	176,079	(174,132)	1,947	$(193,815)
Cash flow hedges	—		—	$(8,648)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(380)		(380)
Caps or floors	(8,246)		(8,246)
Mortgage delivery commitments	110		110
Swaps economically hedging instruments designated under FVO	792		792
Accrued interest-swaps (a)	3,655		3,655
Net losses related to derivatives not designated as hedging instruments	(4,069)		(4,069)

Net gains (losses) on derivatives and hedging activities	$172,010	$(174,132)	$(2,122)

(a)   Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended March 31, 2015
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(1,237)	Interest Expense	$505	$(265)
Consolidated obligations-discount notes (b)	(20,858)	Interest Expense	—	—
	$(22,095)		$505	$(265)

	Three months ended March 31, 2014
	AOCI
	Gains/(Losses)
	Recognized in AOCI(c)(d)	Location: Reclassified to Earnings(c)	Amount Reclassified to Earnings(c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$—	Interest Expense	$736	$—
Consolidated obligations-discount notes (b)	(20,308)	Interest Expense	—	—
	$(20,308)		$736	$—

(a) Hedges of anticipated issuance of debt - The maximum period of time that the FHLBNY typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and nine months.  There were no open swap contracts at March 31, 2015.  There were $77.6 million in notional amounts at December 31, 2014, and the fair value recorded in AOCI was an unrealized loss of $0.2 million. The amounts in AOCI from closed cash flow hedges under this strategy were net unrecognized losses of $6.6 million and $5.7 million at March 31, 2015 and December 31, 2014.  It is expected that over the next 12 months, $2.1 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

(b) Hedges of discount notes in rolling issuances — Open swap contracts under this strategy were $1.3 billion in notional amounts at March 31, 2015 and December 31, 2014, and the fair values recorded in AOCI were net unrealized losses of $101.6 million and $80.8 million at those dates.  The cash flow hedges mitigated exposure to the variability in future cash flows for a maximum period of 14 years at March 31, 2015.  Long-term swap rates at March 31, 2015 decline relative to March 31, 2014, causing fair values of the swap contracts to lose value, and additional $22.1 million and $20.3 million were recorded in AOCI.  The FHLBNY’s cash payments to swap counterparties are fixed, and in return the FHLBNY receives LIBOR-indexed floating rate cash flows; in a declining rate environment, the amount of forecasted cash flows that the FHLBNY would potentially receive grows smaller, effectively increasing unrealized losses.

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	March 31, 2015
						Netting
		Estimated Fair Value				Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$204,119	$204,119	$204,119	$—	$—	$—
Securities purchased under agreements to resell	6,000,000	5,999,993	—	5,999,993	—	—
Federal funds sold	7,697,000	7,696,987	—	7,696,987	—	—
Available-for-sale securities	1,173,333	1,173,333	22,216	1,151,117	—	—
Held-to-maturity securities	13,248,810	13,588,452	—	12,432,021	1,156,431	—
Advances	88,523,609	88,568,162	—	88,568,162	—	—
Mortgage loans held-for-portfolio, net	2,298,524	2,362,152	—	2,362,152	—	—
Accrued interest receivable	169,571	169,571	—	169,571	—	—
Derivative assets	38,423	38,423	—	585,234	—	(546,811)
Other financial assets	2,998	2,998	—	—	2,998	—

Liabilities
Deposits	1,607,167	1,607,171	—	1,607,171	—	—
Consolidated obligations
Bonds	66,083,078	66,088,961	—	66,088,961	—	—
Discount notes	44,923,769	44,922,732	—	44,922,732	—	—
Mandatorily redeemable capital stock	19,097	19,097	19,097	—	—	—
Accrued interest payable	119,257	119,257	—	119,257	—	—
Derivative liabilities	337,709	337,709	—	1,952,382	—	(1,614,673)
Other financial liabilities	35,802	35,802	35,802	—	—	—

	December 31, 2014
						Netting
		Estimated Fair Value				Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$6,458,943	$6,458,943	$6,458,943	$—	$—	$—
Securities purchased under agreements to resell	800,000	799,998	—	799,998	—	—
Federal funds sold	10,018,000	10,017,965	—	10,017,965	—	—
Available-for-sale securities	1,234,427	1,234,427	17,947	1,216,480	—	—
Held-to-maturity securities	13,148,179	13,416,183	—	12,241,378	1,174,805	—
Advances	98,797,497	98,828,195	—	98,828,195	—	—
Mortgage loans held-for-portfolio, net	2,129,239	2,182,755	—	2,182,755	—	—
Accrued interest receivable	172,003	172,003	—	172,003	—	—
Derivative assets	39,123	39,123	—	602,025	—	(562,902)
Other financial assets	1,980	1,980	—	—	1,980	—

Liabilities
Deposits	1,998,919	1,998,923	—	1,998,923	—	—
Consolidated obligations
Bonds	73,535,543	73,445,340	—	73,445,340	—	—
Discount notes	50,044,105	50,043,107	—	50,043,107	—	—
Mandatorily redeemable capital stock	19,200	19,200	19,200	—	—	—
Accrued interest payable	120,524	120,524	—	120,524	—	—
Derivative liabilities	345,242	345,242	—	1,893,494	—	(1,548,252)
Other financial liabilities	38,443	38,443	38,443	—	—	—

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster, at March 31, 2015, each price must fall within 7 points (7 points at December 31, 2014) of the median price for residential PLMBS and within 2 points of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  No held-to-maturity securities were recorded at fair values on a nonrecurring basis at March 31, 2015 or December 31, 2014, as no MBS were determined to be OTTI at those dates.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at March 31, 2015 and December 31, 2014.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At March 31, 2015 and December 31, 2014, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY may validate the impairment adjustment made to TBA rates by “back-testing” against incurred losses.  However, the FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At March 31, 2015 and December 31, 2014, fair values of impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were considered to be observable.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at March 31, 2015 and December 31, 2014.

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

OIS — The FHLBNY incorporates the overnight indexed swap (“OIS”) curves as fair value measurement inputs for the valuation of its derivatives, as the OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives.  The FHLBNY believes using relevant OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives.  The OIS curve (Federal funds curve) is an input to the valuation model.  The input for the federal funds curve is obtained from industry standard pricing vendors and the input is available and observable over its entire term structure.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2015 and December 31, 2014.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis at March 31, 2015 and December 31, 2014, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.  Generally, non-recurring items have not been material for the FHLBNY and are discussed in subsequent paragraph.

Items Measured at Fair Value on a Recurring Basis (in thousands)

	March 31, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,151,117	$—	$1,151,117	$—	$—
Equity and bond funds	22,216	22,216	—	—	—
Advances (to the extent FVO is elected)	6,505,141	—	6,505,141	—	—
Derivative assets (a)
Interest-rate derivatives	38,338	—	585,149	—	(546,811)
Mortgage delivery commitments	85	—	85	—	—

Total recurring fair value measurement - assets	$7,716,897	$22,216	$8,241,492	$—	$(546,811)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(13,121,826)	$—	$(13,121,826)	$—	$—
Bonds (to the extent FVO is elected) (b)	(15,672,379)	—	(15,672,379)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(337,704)	—	(1,952,377)	—	1,614,673
Mortgage delivery commitments	(5)	—	(5)	—	—

Total recurring fair value measurement - liabilities	$(29,131,914)	$—	$(30,746,587)	$—	$1,614,673

	December 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,216,480	$—	$1,216,480	$—	$—
Equity and bond funds	17,947	17,947	—	—	—
Advances (to the extent FVO is elected)	15,655,403	—	15,655,403	—	—
Derivative assets (a)
Interest-rate derivatives	39,070	—	601,972	—	(562,902)
Mortgage delivery commitments	53	—	53	—	—

Total recurring fair value measurement - assets	$16,928,953	$17,947	$17,473,908	$—	$(562,902)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(7,890,027)	$—	$(7,890,027)	$—	$—
Bonds (to the extent FVO is elected) (b)	(19,523,202)	—	(19,523,202)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(345,233)	—	(1,893,485)	—	1,548,252
Mortgage delivery commitments	(9)	—	(9)	—	—

Total recurring fair value measurement - liabilities	$(27,758,471)	$—	$(29,306,723)	$—	$1,548,252

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Nonrecurring Basis

No investment securities (held-to-maturity) were carried at fair values at March 31, 2015 and December 31, 2014, as no security was deemed OTTI at those dates.  When a held-to-maturity security is determined to be OTTI, it is written down to its fair value, and carried at its fair value on a non-recurring basis.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the three months ended March 31, 2015 and the same period in 2014, and at December 31, 2014.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	March 31, 2015
	Advances	Consolidated Bonds	Consolidated Discount Notes

Balance, beginning of the period	$15,655,403	$(19,523,202)	$(7,890,027)
New transactions elected for fair value option	2,600,000	(2,948,650)	(8,123,647)
Maturities and terminations	(11,751,015)	6,800,000	2,898,543
Net gains (losses) on financial instruments held under fair value option	4,367	(4,439)	(3,018)
Change in accrued interest/unaccreted balance	(3,614)	3,912	(3,677)

Balance, end of the period	$6,505,141	$(15,672,379)	$(13,121,826)

	December 31, 2014
	Advances	Consolidated Bonds	Consolidated Discount Notes

Balance, beginning of the period	$19,205,399	$(22,868,401)	$(4,260,635)
New transactions elected for fair value option	15,900,000	(21,865,080)	(12,384,875)
Maturities and terminations	(19,450,000)	25,210,000	8,756,808
Net (losses) gains on financial instruments held under fair value option	(555)	2,212	935
Change in accrued interest/unaccreted balance	559	(1,933)	(2,260)

Balance, end of the period	$15,655,403	$(19,523,202)	$(7,890,027)

	March 31, 2014
	Advances	Consolidated Bonds	Consolidated Discount Notes

Balance, beginning of the period	$19,205,399	$(22,868,401)	$(4,260,635)
New transactions elected for fair value option	5,450,000	(5,400,000)	(2,698,657)
Maturities and terminations	(5,450,000)	8,300,000	—
Net gains (losses) on financial instruments held under fair value option	1,887	(940)	(142)
Change in accrued interest/unaccreted balance	(161)	20	(1,809)

Balance, end of the period	$19,207,125	$(19,969,321)	$(6,961,243)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended
	March 31, 2015
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$14,981	$4,367	$19,348

	Three months ended
	March 31, 2014
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$19,372	$1,887	$21,259

	Three months ended
	March 31, 2015
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(8,724)	$(4,439)	$(13,163)
Consolidated obligations-discount notes	(5,132)	(3,018)	(8,150)

	$(13,856)	$(7,457)	$(21,313)

	Three months ended
	March 31, 2014
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(8,621)	$(940)	$(9,561)
Consolidated obligations-discount notes	(1,812)	(142)	(1,954)

	$(10,433)	$(1,082)	$(11,515)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	March 31, 2015
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$6,500,000	$6,505,141	$5,141

Consolidated obligations-bonds (b)	$15,663,730	$15,672,379	$8,649
Consolidated obligations-discount notes (c)	13,112,067	13,121,826	9,759
	$28,775,797	$28,794,205	$18,408

	December 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$15,650,000	$15,655,403	$5,403

Consolidated obligations-bonds (b)	$19,515,080	$19,523,202	$8,122
Consolidated obligations-discount notes (c)	7,886,963	7,890,027	3,064
	$27,402,043	$27,413,229	$11,186

	March 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$19,200,000	$19,207,125	$7,125

Consolidated obligations-bonds (b)	$19,960,000	$19,969,321	$9,321
Consolidated obligations-discount notes (c)	6,957,553	6,961,243	3,690
	$26,917,553	$26,930,564	$13,011

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

Note 17.                 Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were $0.8 trillion at March 31, 2015 and December 31, 2014.

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

Outstanding standby letters of credit were approximately $9.4 billion and $9.5 billion as of March 31, 2015 and December 31, 2014, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities and were less than $1.0 million as of March 31, 2015 and December 31, 2014.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $23.9 million and $15.5 million of mortgage loans at March 31, 2015 and December 31, 2014.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values under the accounting standards for derivatives and hedging.  In addition, the FHLBNY had entered into conditional agreements with its members in the MPF program to purchase $1.4 billion and $1.5 billion of mortgage loans at March 31, 2015 and December 31, 2014.

Derivative contracts — When the FHLBNY executes derivatives with major financial institutions that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements.  When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organization, would enter into margin agreements.  When counterparties (including the DCOs) are exposed, the FHLBNY posts cash collateral to mitigate the counterparty’s credit exposure; the FHLBNY had posted $1.2 billion and $1.1 billion in cash with derivative counterparties as pledged collateral at March 31, 2015 and December 31, 2014, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15.  Derivatives and Hedging Activities.

The following table summarizes contractual obligations and contingencies as of March 31, 2015 (in thousands):

	March 31, 2015
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$35,535,625	$19,205,345	$5,116,560	$5,587,780	$65,445,310
Long-term debt obligations-interest payments (a)	144,318	195,870	77,538	156,854	574,580
Mandatorily redeemable capital stock (a)	93	5,696	11,025	2,283	19,097
Other liabilities (b)	54,257	6,629	5,505	50,937	117,328

Total contractual obligations	35,734,293	19,413,540	5,210,628	5,797,854	66,156,315

Other commitments
Standby letters of credit	9,337,018	28,789	17,309	—	9,383,116
Consolidated obligations-bonds/discount notes traded not settled	184,620	—	—	—	184,620
Commitments to fund additional advances	44,759	—	—	—	44,759
Open delivery commitments (MPF)	23,868	—	—	—	23,868

Total other commitments	9,590,265	28,789	17,309	—	9,636,363

Total obligations and commitments	$45,324,558	$19,442,329	$5,227,937	$5,797,854	$75,792,678

(a)   Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on the outstanding long-term debt at March 31, 2015 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.  The FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.88% at March 31, 2015.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

(b)   Includes accounts payable and accrued expenses, Pass-through reserves at the FRB on behalf of certain members of the FHLBNY recorded in Other liabilities.  Also includes projected payment obligations for pension plans.  For more information about these employee retirement plans, see Note 14.  Employee Retirement Plans.

For premises lease obligations, remote backup site and pension commitments, see Note 17. Commitments and Contingencies in the Bank’s most recent Form 10-K filed on March 23, 2015.

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

The net amount that the FHLBNY claimed was due after giving effect to obligations that were due LBSF and the FHLBNY collateral posted with LBSF was approximately $65 million.  The FHLBNY filed timely proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings.  The FHLBNY fully reserved the LBSF and LBHI receivables as the dispute with LBSF described below make the timing and the amount of any recoveries uncertain.

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

The FHLBNY and LBSF resumed mediation on February 10, 2015. The mediation concluded in April 2015 without a settlement.  On May 5, 2015, the FHLBNY submitted a proposed amendment to its proof of claim to reduce our claim of approximately $65 million to approximately $45 million.  This figure represents our claim for the net amount due to the FHLBNY by LBSF, after giving effect to collateral that the FHLBNY posted with LBSF.  A similar adjustment was also proposed in connection with the FHLBNY’s related proof of claim against LBHI.  The FHLBNY anticipates that an adversary proceeding in the bankruptcy court will be commenced on LBSF’s behalf to resolve the competing claims.

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

Debt Assumptions and Transfers

Debt assumptions — The FHLBNY did not assume debt from another FHLBank in the three months ended March 31, 2015 and the same period in 2014.

Debt transfers — In the three months ended March 31, 2015 and the same period in 2014, the bank did not transfer any debt to another FHLBank.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of participation in the FHLBNY’s MPF loans that has remained outstanding was $26.3 million at March 31, 2015, and $27.9 million at December 31, 2014.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.3 million and $0.2 million in the three months ended March 31, 2015 and the same period in 2014.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At March 31, 2015 and December 31, 2014, outstanding notional amounts were $131.0 million and $110.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at March 31, 2015 and December 31, 2014 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three months ended March 31, 2015, the FHLBNY extended overnight loans for a total of $0.9 billion.  In the same period in 2014, the FHLBNY extended overnight loans for a total of $1.3 billion.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three months ended March 31, 2015 and the same period in 2014, there were no borrowings from other FHLBanks.

The following tables summarize outstanding balances with related parties at March 31, 2015 and December 31, 2014, and transactions for the three months ended March 31, 2015 and March 31, 2014 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2015		December 31, 2014
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$204,119	$—	$6,458,943
Securities purchased under agreements to resell	—	6,000,000	—	800,000
Federal funds sold	—	7,697,000	—	10,018,000
Available-for-sale securities	—	1,173,333	—	1,234,427
Held-to-maturity securities	—	13,248,810	—	13,148,179
Advances	88,523,609	—	98,797,497	—
Mortgage loans (a)	—	2,298,524	—	2,129,239
Accrued interest receivable	137,925	31,646	140,535	31,468
Premises, software, and equipment	—	10,536	—	10,669
Derivative assets (b)	—	38,423	—	39,123
Other assets (c)	552	14,587	560	16,728

Total assets	$88,662,086	$30,716,978	$98,938,592	$33,886,776

Liabilities and capital
Deposits	$1,607,167	$—	$1,998,919	$—
Consolidated obligations	—	111,006,847	—	123,579,648
Mandatorily redeemable capital stock	19,097	—	19,200	—
Accrued interest payable	15	119,242	15	120,509
Affordable Housing Program (d)	109,572	—	113,544	—
Derivative liabilities (b)	—	337,709	—	345,242
Other liabilities (e)	35,801	81,527	38,442	83,991

Total liabilities	1,771,652	111,545,325	2,170,120	124,129,390

Total capital	6,062,087	—	6,525,858	—

Total liabilities and capital	$7,833,739	$111,545,325	$8,695,978	$124,129,390

(a)    May include insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)           Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business  — At March 31, 2015, notional amounts outstanding were $3.8 billion; the net fair value after posting $66.5 million cash collateral was a net derivative liability of $26.8 million.  At December 31, 2014, notional amounts outstanding were $5.1 billion; the net fair value after posting $62.1 million cash collateral was a net derivative liability of $26.5 million.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expense of $5.1 million and $10.1 million in the three months ended March 31, 2015 and the same period in 2014.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

Goldman Sachs Bank USA became a member effective December 23, 2014. Derivative transactions with Goldman Sachs Bank USA, a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business  — At March 31, 2015, notional amounts outstanding were $3.8 billion; the net fair value after posting $120.4 million cash collateral was a net derivative liability of $37.1 million.  At December 31, 2014, notional amounts outstanding were $3.8 billion; the net fair value after posting $113.9 million cash collateral was a net derivative liability of $32.7 million.  The swap interest rate exchanges with Goldman Sachs Bank USA, resulted in interest expense of $21.7 million and $24.2 million in the three months ended March 31, 2015 and the same period in 2014.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)            May include insignificant amounts of miscellaneous assets that are in the Unrelated party category.

(d)           Represents funds not yet allocated or disbursed to AHP programs.

(e)            Related column includes member pass-through reserves at the Federal Reserve Bank.

Related Party:  Income and Expense transactions

	Three months ended
	March 31, 2015		March 31, 2014
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$131,198	$—	$113,851	$—
Interest-bearing deposits (a)	—	331	—	231
Securities purchased under agreements to resell	—	240	—	63
Federal funds sold	—	2,839	—	1,996
Available-for-sale securities	—	2,044	—	3,002
Held-to-maturity securities	—	65,440	—	66,623
Mortgage loans held-for-portfolio (b)	—	19,316	—	17,463
Loans to other FHLBanks	2	—	2	—

Total interest income	$131,200	$90,210	$113,853	$89,378

Interest expense
Consolidated obligations	$—	$101,877	$—	$94,685
Deposits	120	—	143	—
Mandatorily redeemable capital stock	256	—	282	—
Cash collateral held and other borrowings	—	63	—	1

Total interest expense	$376	$101,940	$425	$94,686

Service fees and other Income and Expenses	$2,263	$701	$2,361	$371

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

The top ten advance holders at March 31, 2015, December 31, 2014, and March 31, 2014 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2015
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage

Citibank, N.A.	New York	NY	$15,250,000	17.56%	$28,706	10.69%
Metropolitan Life Insurance Company	New York	NY	12,570,000	14.48	46,096	17.17
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	7,934,115	9.14	59,850	22.30
New York Commercial Bank	Westbury	NY	793,612	0.91	1,311	0.49
Subtotal New York Community Bancorp, Inc.			8,727,727	10.05	61,161	22.79
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.94	71,522	26.65
HSBC Bank USA, National Association	New York	NY	5,600,000	6.45	4,403	1.64
First Niagara Bank, National Association	Buffalo	NY	4,787,000	5.51	6,065	2.26
Investors Bank*	Short Hills	NJ	3,012,052	3.47	14,342	5.34
Astoria Bank*	Lake Success	NY	2,400,000	2.76	10,333	3.85
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.56	7,542	2.81
Valley National Bank*	Wayne	NJ	1,899,500	2.19	18,242	6.80
Total			$62,496,279	71.97%	$268,412	100.00%

* At March 31, 2015, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2014
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage

Citibank, N.A.	New York	NY	$28,000,000	28.80%	$115,280	10.40%
Metropolitan Life Insurance Company	New York	NY	12,570,000	12.93	211,354	19.08
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	8,887,818	9.14	246,245	22.22
New York Commercial Bank*	Westbury	NY	1,035,912	1.07	3,509	0.32
Subtotal New York Community Bancorp, Inc.			9,923,730	10.21	249,754	22.54
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.20	289,985	26.18
First Niagara Bank, National Association	Buffalo	NY	5,049,400	5.19	19,191	1.73
Investors Bank*	Short Hills	NJ	2,616,141	2.69	58,125	5.25
Astoria Bank*	Lake Success	NY	2,384,000	2.45	41,912	3.78
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.29	33,738	3.04
Valley National Bank*	Wayne	NJ	1,899,500	1.95	81,047	7.31
New York Life Insurance Company	New York	NY	1,600,000	1.65	7,612	0.69
Total			$72,292,771	74.36%	$1,107,998	100.00%

* At December 31, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

	March 31, 2014
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage

Citibank, N.A.	New York	NY	$22,200,000	25.89%	$22,744	8.16%
Metropolitan Life Insurance Company	New York	NY	12,570,000	14.66	58,550	21.00
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	9,828,128	11.46	61,296	21.98
New York Commercial Bank*	Westbury	NY	322,412	0.38	796	0.29
Subtotal New York Community Bancorp, Inc.			10,150,540	11.84	62,092	22.27
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	7.03	71,447	25.63
First Niagara Bank, National Association	Buffalo	NY	3,600,000	4.20	4,705	1.69
Investors Bank*	Short Hills	NJ	3,123,407	3.64	14,585	5.23
Astoria Federal Savings and Loan Assn. (a) *	Lake Success	NY	2,410,000	2.81	10,653	3.82
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.59	10,747	3.86
Valley National Bank*	Wayne	NJ	2,149,500	2.51	20,045	7.19
Signature Bank	New York	NY	1,790,313	2.09	3,198	1.15
Total			$66,243,760	77.26%	$278,766	100.00%

(a)  Astoria Federal Savings and Loan Assn. changed name to Astoria Bank in June 2014.

* At March 31, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

Pending merger of FHLBNY member banks — Hudson City Savings Bank and Manufacturers and Traders Trust Company — On August 27, 2012, Hudson City Bancorp, Inc (“Hudson City”) announced that it had entered into an Agreement and Plan of Merger (“Merger Agreement”) with M&T Bank Corporation and Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation.   The Manufacturers and Traders Trust Company (“M&T Bank”) would continue as the surviving bank.   The Merger Agreement was subject to, among other items, shareholder and regulatory approvals.  At the time the deal was announced, the parties also indicated their intention to pay off FHLBNY advances upon the closing of the merger transaction.   Since then, the parties to the merger, anticipated needing additional time, have extended the deadline for the completion of the merger on a number of occasions.   Most recently, on April 17, 2015, Hudson City and M&T Board of Directors announced that they had agreed to extend the date after which either party may elect to terminate the Merger Agreement from April 30, 2015 to October 31, 2015.

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

These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in the Bank’s filings with the Securities and Exchange Commission. For more information about the forward-looking statements, see the Bank’s most recent Form 10-K filed on March 23, 2015.

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	58-59
1.1 - 1.15	Results of Operations	60-71
2.1	Assessments	72
3.1 - 3.2	Financial Condition	72-74
4.1 - 4.7	Advances	75-78
5.1 - 5.10	Investments	79-84
6.1 - 6.6	Mortgage Loans	85-87
7.1 - 7.9	Consolidated Obligations	88-91
7.10	FHLBNY Ratings	91
8.1 - 8.3	Capital	92-93
9.1 - 9.7	Derivatives	93-97
10.1 - 10.3	Liquidity	98-99
10.4	Short Term Debt	100

Executive Overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q.  For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 23, 2015.

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

Financial performance of the Federal Home Loan Bank of New York

	Three months ended March 31,
(Dollars in millions, except per share data)	2015	2014	Change

Net interest income before provision for credit losses	$119	$108	$11
Other non-interest income	6	1	5
Operating expenses	7	7	—
Compensation and benefits	16	14	2
Net income	$88	$75	$13
Earnings per share	$1.60	$1.37	$0.23
Dividend per share	$1.16	$1.20	$(0.04)

2015 First Quarter Highlights

Results of Operations

Net Income — 2015 first quarter Net income was $88.2 million, and increased by $12.9 million, or 17.1%, compared to the prior year period.

Net interest income, which is the principal source of Net Income, was $119.1 million, higher by $11.0 million, or 10.1%, compared to the prior year period.  The increase in Net interest income was driven largely by higher advances, as well as $7.9 million in fees received as a result of member initiated advance prepayments in the 2015 first quarter.  Improved market yields on overnight investments in the Federal funds and the repo markets in the 2015 first quarter also benefitted Net interest income, as we were able to earn higher interest income on excess liquidity.

The funding mix, between the utilization of consolidated obligation bonds and discount notes changed in the 2015 first quarter towards greater use of discount notes, which are typically carried at lower yields.  Despite the shift in the debt mix, yields paid on consolidated obligation debt were higher in the 2015 first quarter, relative to the prior year period.  Lower yields were earned on investments in MBS as higher coupon securities continued to pay down and replaced by lower yielding securities.

Other income (loss) reported a gain of $6.0 million in the 2015 first quarter, compared to $1.0 million in the prior year period.  Service fees, which include correspondent banking fees and revenues from financial letters of credit, were $2.9 million in the 2015 first quarter, compared to $2.7 million in the prior year period.  Derivatives and hedging activities reported net fair value gains of $6.1 million in the 2015 first quarter, in contrast to a loss of $2.1 million in the prior year period.  Financial instruments carried at fair value reported a net fair value loss of $3.1 million in the 2015 first quarter, in contrast to a gain of $0.8 million in the prior year period.

Operating expenses, Compensation and benefits expenses, and our share of the allocated costs of the Finance Agency and the Office of Finance totaled $26.8 million in the 2015 first quarter, compared to $25.0 million in the prior year period.  Expenses allocated from Net income for the AHP was $9.8 million in the 2015 first quarter, compared to $8.4 million in the prior year period.

A quarterly cash dividend of $1.16 per share of capital stock (annualized $4.60) was paid in the 2015 first quarter, compared to $1.20 per share of capital stock (annualized $4.75) paid in the prior year quarter.

Financial Condition — March 31, 2015 compared to December 31, 2014

Total assets declined to $119.4 billion at March 31, 2015 from $132.8 billion at December 31, 2014, a period decrease of $13.4 billion, or 10.1%.  Advances to members declined to $88.5 billion from $98.8 billion at December 31, 2014, a period decrease of $10.3 billion, or 10.4%.  Cash balances, primarily at the Federal Reserve Bank of New York (“FRBNY”) were $0.2 billion at March 31, 2015, compared to $6.5 billion at December 31, 2014.  The decline in cash balances was offset by an increase in interest earning overnight investments to $13.7 billion at March 31, 2015, compared to $10.8 billion at December 31, 2014.  In a more favorable condition for raising marginal funds, we were able to more tightly manage the liquidity positions in the current year first quarter, and excess cash balances were minimized.

Advances - Decrease in advances was largely concentrated in ARC advances.  One large member prepaid $6.8 billion during the 2015 first quarter and also allowed $6.0 billion to mature without replacement.  New ARC advances borrowed by other members totaled $5.6 billion in the 2015 first quarter.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities and a declining balance of private-label MBS is our investment profile.

MBS totaling $1.2 billion at fair values were AFS at March 31, 2015 ($1.2 billion at December 31, 2014); 100% of the securities were GSE-issued.  MBS totaling $12.4 billion at carrying values were HTM at March 31, 2015 ($12.3 billion at December 31, 2014), and 97.4% were GSE-issued; private-label issued MBS totaled $0.3 billion, or 2.6% of the remaining MBS in the HTM portfolio.  We have not acquired a privately issued MBS since 2006.

Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $810.8 million at March 31, 2015 ($813.1 million at December 31, 2014) and were classified as HTM.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Par amounts of loans under this program stood at $2.3 billion at March 31, 2015 slightly up from December 31, 2014.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Stockholders’ Capital — Capital stock declined by $467.6 million at March 31, 2015, compared to December 31, 2014, primarily due to decrease in advances outstanding and a corresponding decrease in the required “activity” stock to collateralize advances.  When advance matures or are prepaid, the excess capital stock is re-purchased by the FHLBNY.  Unrestricted retained earnings increased by $6.3 million to $869.0 million at March 31, 2015, compared to December 31, 2014.  Restricted retained earnings at March 31, 2015 were $237.7 million at March 31, 2015, up from $220.1 million at December 31, 2014.  The FHLBNY allocates at least 20% of its net income to a restricted retained earnings account.  Accumulated other comprehensive loss was $157.1 million at March 31, 2015, compared to a loss of $137.0 million at December 31, 2014.  The losses in AOCI are unrealized, and largely represented adverse changes in the fair values of interest rate swaps designated in cash flow hedges of several discount note issuance programs that create long-term fixed-rate funding.  Fluctuations in long-term swap rates will determine future changes in such balances in AOCI.  We expect the long-term hedge programs to remain in place to their contractual maturities, and fair value losses (or gains) will sum to zero over those periods.

Capital ratios — Our capital remains strong.  At March 31, 2015, actual risk-based capital was $6.2 billion, compared to required risk-based capital of $0.6 billion.  To support $119.4 billion of total assets at March 31, 2015, the required minimum regulatory capital was $4.8 billion or 4.0% of assets.  Our regulatory capital was $6.2 billion, exceeding required total capital by $1.4 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Leverage — At March 31, 2015, balance sheet leverage (based on GAAP) was 19.7 times shareholders’ equity, compared to 20.4 times at December 31, 2014.

Stress test results — Pursuant to the Dodd-Frank Act, the Federal Housing Finance Agency (“FHFA”), regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios and summary instructions and guidance.  The tests are designed to determine whether the FHLBanks have the capital to absorb losses as a result of adverse economic conditions.  The FHFA rules require that the FHLBanks take the results of the annual stress test into account in making any changes, as appropriate, to its capital structure (including the level and composition of capital); its exposure, concentration, and risk positions; any plans for recovery and resolution; and to improve overall risk management.  Consultation with FHFA supervisory staff is expected in making such improvements.  In accordance with these rules, the FHLBNY executed its first annual stress test in July of 2014, and publicly disclosed the stress tests, posting the results on its Website.  The results of the severely adverse scenario indicated that no defensive capital actions are required to be taken.  Accordingly, the FHLBNY was able to maintain its practice of paying out a targeted percentage of income as dividends and redeeming excess activity-based capital stock on a daily basis.

Liquidity and Debt — At March 31, 2015, liquid assets included $0.2 billion in cash, primarily at the FRBNY, $13.7 billion in overnight loans in the federal funds and the repo markets, and $1.2 billion of high credit quality GSE issued available-for-sale securities that were investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — We project 2015 earnings to be a little lower than 2014, as we believe interest margin will continue to be under pressure.  We do not expect short-term rates, including LIBOR, to rise significantly.  Low LIBOR rates will continue to create downward pressure on our interest income and interest margins, as we typically swap fixed-rate advances and debt to the 3-month LIBOR.  A low LIBOR also tends to cause FHLBank debt to be issued at narrow spreads to LIBOR, effectively driving up the cost of funds for FHLBanks.  In a swap of the FHLBank debt, the swap counterparty is paid a LIBOR minus a spread; in return, the swap dealer is paid the fixed rate associated with the debt.  When the 3-month LIBOR is very low, there is very little room for the sub-LIBOR spread to widen in line with the credit quality differential between LIBOR and FHLBank issued debt.

Investment yields are likely to remain subdued, especially if the mortgage productions remain tight, putting price pressure on new issuances of mortgage-backed securities and MPF loans.  In October 2014, the Federal Open Market Committee (“FOMC”) judged that there had been a substantial improvement in the outlook for the labor market since the inception of its current asset purchase program.  Accordingly, the FOMC decided to conclude its asset purchase program, but is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.  The FOMC indicated that by maintaining this policy and by keeping the FRB’s holdings of longer-term securities at sizable levels, it should help maintain accommodative financial conditions.  We are uncertain if the FOMC’s decision to stop outright purchases alone without increased issuances of MBS will provide price relief.

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

We have a high concentration of advances with member institutions and a loss or change of business activities may adversely impact future business operations and earnings.  A pending merger between two members, Hudson City Bancorp, Inc., and M&T Bank Corporation and Wilmington Trust Corporation, a wholly owned subsidiary of M&T Bank Corporation, may result in partial or full prepayments of $6.0 billion in advances outstanding with Hudson City Bancorp, Inc.  One large member prepaid $6.8 billion in the 2015 first quarter, and allowed an additional $6.0 billion of advances to mature without replacement.  At March 31, 2015, three members accounted for 42.1% of total advances - Citibank, N.A. (17.6%), Metropolitan Life Insurance Company (14.5%), and combined holding by New York Community Bank and NY Commercial Bank (10.0%).

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

Prepayments and mergers notwithstanding, generally, the growth or decline in advances is reflective of demand by members for both short-term liquidity and long-term funding driven by economic factors such as availability of alternative funding sources that are more attractive (e.g. consumer deposits), the interest rate environment and the outlook for the economy.  Demand for advances may also be influenced by the dividend payout rate to members on their investment in our stock.  Members are required to invest in our capital stock in the form of membership stock.  Members are also required to purchase activity stock in order to borrow advances.  For more information about concentration risks, see Item 1A. Risk Factors in the FHLBNY’s most recent Form 10-K filed on March 23, 2015, and financial statements, Note 19.  Segment Information and Concentration.

On February 27, 2015, one member institution was placed into receivership by the Federal Deposit Insurance Corporation (“FDIC”).  On March 2, 2015, another member financial institution assumed all of the $542.0 million that had been borrowed by that member; overnight advances were allowed to mature, and the remaining advances were prepaid at the close of business March 2, 2015.  As a result, on March 2, 2015, the FHLBNY re-purchased $24.4 million of excess FHLBNY capital stock from the member in receivership.  Approximately, $6.4 million of membership capital stock, which was held by the member in receivership, is now held by the FDIC as the receiver.

Credit impairment of investment securities — No OTTI was recorded thus far in 2015, and when cash flow shortfalls were observed for a few bonds, market pricing of those bonds was greater than the carrying values of the bonds, making it unnecessary to record OTTI losses.  Without continued recovery in the near term such that liquidity continues to expand in the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.

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

Rating — The U.S. Government’s debt rating is affirmed by Moody’s as Aaa with the outlook as stable; the long-term deposit and FHLBank System bond ratings of all of the FHLBanks is also affirmed with the stable outlook.  The Prime-1 short-term deposit ratings of all of the FHLBanks and the Prime-1 short-term bond rating of the FHLBank System has been affirmed by Moody’s.  Standard & Poor’s (“S&P”) outlook on the U.S. and the FHLBanks debt is stable, but continues to rate the US. Government and the FHLBanks debt as AA+.

Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.  See FHLBNY Ratings Table 7.10 for more details about ratings and recent rating actions by Moody’s and S&P.

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

On January 12, 2015, these FHLBanks mailed a joint merger disclosure statement, voting ballots, and related materials to their respective members and requested that ballots be returned by the close of business on February 23, 2015.  On February 27, 2015, these FHLBanks issued a joint press release announcing the ratification of the merger by members of both FHLBanks.  The consummation of the merger will be effective only after the FHFA determines that the closing conditions identified in the approval letter have been satisfied and the FHFA determines that the continuing FHLBank’s organizational certificate complies with the requirements of the FHFA’s merger rules. Assuming the FHFA makes these determinations, the merger is expected to be effective by mid-year 2015.  The continuing FHLBank will be headquartered in Des Moines.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2015	2014	2014	2014	2014

Investments (a)	$28,119	$25,201	$19,879	$21,518	$24,096
Advances	88,524	98,797	99,550	96,848	87,677
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,299	2,129	2,037	1,958	1,931
Total assets	119,379	132,825	125,368	127,832	119,483
Deposits and borrowings	1,607	1,999	2,112	1,690	1,730
Consolidated obligations, net
Bonds	66,083	73,536	79,920	75,395	74,993
Discount notes	44,924	50,044	36,067	43,225	35,650
Total consolidated obligations	111,007	123,580	115,987	118,620	110,643
Mandatorily redeemable capital stock	19	19	19	23	24
AHP liability	110	114	114	120	124
Capital
Capital stock	5,112	5,580	5,598	5,822	5,439
Retained earnings
Unrestricted	869	863	858	845	837
Restricted	238	220	205	188	172
Total retained earnings	1,107	1,083	1,063	1,033	1,009
Accumulated other comprehensive loss	(157)	(137)	(99)	(112)	(95)
Total capital	6,062	6,526	6,562	6,743	6,353
Equity to asset ratio (c)(j)	5.08%	4.91%	5.23%	5.27%	5.32%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2015	2014	2014	2014	2014

Investments (a)	$26,950	$23,970	$31,208	$28,035	$29,750
Advances	97,465	98,392	97,005	89,544	89,117
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,181	2,084	1,994	1,944	1,931
Total assets	128,256	125,995	131,910	121,284	123,240
Interest-bearing deposits and other borrowings	1,488	1,864	1,678	1,762	1,514
Consolidated obligations, net
Bonds	71,086	77,525	78,815	75,659	74,260
Discount notes	47,219	38,065	42,789	35,228	38,732
Total consolidated obligations	118,305	115,590	121,604	110,887	112,992
Mandatorily redeemable capital stock	20	19	21	24	24
AHP liability	108	112	115	120	121
Capital
Capital stock	5,516	5,544	5,591	5,492	5,494
Retained earnings
Unrestricted	855	856	843	830	830
Restricted	225	211	193	177	162
Total retained earnings	1,080	1,067	1,036	1,007	992
Accumulated other comprehensive loss	(155)	(115)	(110)	(106)	(101)
Total capital	6,441	6,496	6,517	6,393	6,385

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended
(except earnings and dividends per	March 31,	December 31,	September 30,	June 30,	March 31,
share, and headcount)	2015	2014	2014	2014	2014
Net income	$88	$77	$86	$77	$75
Net interest income (d)	119	113	117	106	108
Dividends paid in cash (e)	64	57	56	53	65
AHP expense	10	8	10	9	8
Return on average equity (f)(g)(j)	5.56%	4.70%	5.21%	4.83%	4.79%
Return on average assets (g)(j)	0.28%	0.24%	0.26%	0.25%	0.25%
Other non-interest income (loss)	6	—	3	2	1
Operating expenses (h)	23	24	21	20	21
Finance Agency and Office of Finance expenses	4	4	3	3	4
Total other expenses	27	28	24	23	25
Operating expenses ratio (g)(i)(j)	0.07%	0.08%	0.06%	0.06%	0.07%
Earnings per share	$1.60	$1.39	$1.53	$1.40	$1.37
Dividends per share	$1.16	$1.02	$1.01	$0.96	$1.20
Headcount (Full/part time)	259	258	262	269	263

(a)         Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, Federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         Allowances for credit losses were $0.9 million, $4.5 million, $5.1 million, $5.4 million and $5.9 million for the periods ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the 2015 first quarter versus 2014 first quarter.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 to the financial statements, and the most recent Form 10-K filed on March 23, 2015.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:                                       Principal Components of Net Income

	Three months ended March 31,
	2015	2014

Total interest income	$221,410	$203,231
Total interest expense	102,316	95,111
Net interest income before provision for credit losses	119,094	108,120
Provision for credit losses on mortgage loans	188	335
Net interest income after provision for credit losses	118,906	107,785
Total other income	5,973	977
Total other expenses	26,820	24,998
Income before assessments	98,059	83,764
Affordable Housing Program Assessments	9,831	8,405
Net income	$88,228	$75,359

Net Income — 2015 first quarter compared to 2014 first quarter

Net Income — 2015 first quarter Net income was $88.2 million, and increased by $12.9 million, or 17.1%, compared to the prior year period.  Net interest income, which is the principal source of Net Income, was $119.1 million, higher by $11.0 million, or 10.1%, compared to the prior year period.  The increase in Net interest income was driven largely by higher advances, as well as $7.9 million in fees received as a result of member initiated advance prepayments in the 2015 first quarter.

Other income (loss) reported a gain of $6.0 million in the 2015 first quarter, compared to $1.0 million in the prior year period.  Service fees, which include correspondent banking fees and revenues from financial letters of credit, were $2.9 million in the 2015 first quarter, compared to $2.7 million in the prior year period.  Derivatives and hedging activities reported net fair value gains of $6.1 million in the 2015 first quarter, in contrast to a loss of $2.1 million in the prior year period.  Financial instruments were carried at fair values, and changes in their valuations resulted in a net fair value loss of $3.1 million in the 2015 first quarter, in contrast to a gain of $0.8 million in the prior year period.

Operating expenses were $7.0 million in the 2015 first quarter, compared to $7.2 million in the prior year period.

Compensation and benefits expenses were $16.2 million in the current year period, compared to $14.2 million in the prior year period, and the increase was driven primarily by higher pension expense.

Net Interest Income — 2015 first quarter compared to 2014 first quarter

Net interest income in the 2015 first quarter was $119.1 million, an increase of $11.0 million or 10.1% over the prior year period.  Net interest income is impacted by a variety of factors: (1) transaction volumes, as measured by average balances of interest earning assets, and by (2) the prevailing balance sheet yields, as measured by yields on earning assets minus yields paid on interest-costing liabilities, after including the impact of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:                                       Net Interest Income

	Three months ended March 31,
			Percentage
	2015	2014	Change
Total interest income (a)	$221,410	$203,231	8.94%
Total interest expense (a)	102,316	95,111	(7.58)
Net interest income before provision for credit losses	$119,094	$108,120	10.15%

(a)   Total Interest Income and Total Interest Expense — See Table 1.7 and 1.9 together with accompany discussions.

The growth in Net interest income was driven by the increase in interest-earning assets, specifically the increase in the volume of advances.  Despite significant prepayments of ARC advances and maturing ARC advances that were not rolled over, average advances grew to $97.5 billion in the 2015 first quarter, up from $89.1 billion in the prior year period.  Prepayment fees of $7.9 million (recorded as a component of Interest income from advances) also contributed to higher Net interest income.  Improved market yields on overnight investments in the Federal funds and the repo markets in the 2015 first quarter also benefitted Net interest income, as we were able to earn higher interest income on excess liquidity.

Investments in MBS reported lower yields, as higher coupon fixed-rate securities continued to pay down and replaced by lower yielding securities.  Floating rate securities have also been impacted by deteriorating yields.  While the 3-month LIBOR, a benchmark rate for our investments in floating rate MBS was almost unchanged or a basis point higher at March 31, 2015 compared to March 31, 2014, the spreads to LIBOR have continued to compress.

Interest earning assets yielded 70 basis points in the 2015 first quarter, three basis points better than in the prior year period.  The funding mix, between the utilization of consolidated obligation bonds and discount notes changed in the 2015 first quarter towards greater use of discount notes, which are typically carried at lower yields.  While the overall funding cost in the 2015 first quarter was 34 basis points, one basis point higher than in the prior year period, the net yield recorded on Consolidated bonds was 45 basis points in the 2015 first quarter, 3 basis points higher than in the prior year period, and the net yield paid on Consolidated discount note was 20 basis points, 2 basis points higher than in the prior year period.  Reported yields are net of the impact of hedging adjustments.  The cost of funds curve for the short- and medium-term sectors (through the 3-year point) at March 31, 2015 was higher than at March 31, 2014 that resulted in an increase in short-term funding costs.  The continued low LIBOR has negatively impacted the potential to reduce funding costs on debt that is synthetically swapped to the 3-month LIBOR by the use of interest rate swaps, and since a significant percentage of fixed-rate debt is swapped to the 3-month LIBOR, the sub-LIBOR spread is a key element that drives our interest margin.

Net interest spread was 36 basis points in the 2015 first quarter, an improvement of two basis points, compared to the prior year period.  Net interest spread is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities.  Net interest margin, a measure of margin efficiency, is Net interest income divided by average earning assets, was 38 basis points in the 2015 period improved two basis points from the prior year period.  These key performance parameters have been stable period-over-period, indicative of a robust asset-liability management strategy that has withstood the uncertainties in the capital markets.

Impact of lower interest income from investing member capital — In the very low interest rate environment, our earnings from interest free capital and non-interest bearing liabilities have not been significant contributors.  We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital stock increases or decreases with amounts borrowed by members.  Average capital was $6.4 billion in the 2015 first quarter, almost unchanged from the average in the prior year period.  In the past several years, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the low prevailing overnight rates at financial institutions.  Market yields for overnight investments have improved, and with the introduction of the tri-party repo lending at the FHLBNY, we were better able to manage our risk/reward liquidity policies and earn higher interest income from investing excess liquidity.  For more information about factors that impact Interest income and Interest expense, see Tables 1.3 and discussions thereto.  Also, see Table 1.5 Spread and Yield Analysis, and Table 1.6 Rate and Volume Analysis.

Impact of qualifying hedges on Net Interest income 2015 first quarter compared to 2014 first quarter

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:                                       Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended March 31,
	2015	2014

Interest Income	$458,620	$455,654
Net interest adjustment from interest rate swaps	(237,210)	(252,423)
Reported interest income	221,410	203,231

Interest Expense	156,353	145,071
Net interest adjustment from interest rate swaps and basis amortization	(54,037)	(49,960)
Reported interest expense	102,316	95,111

Net interest income	$119,094	$108,120

Net interest adjustment - interest rate swaps	$(183,173)	$(202,463)

GAAP compared to Economic — 2015 first quarter compared to the 2014 first quarter

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.4:                                       GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended March 31,
	2015			2014
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$119,094	0.38%	0.36%	$108,120	0.36%	0.34%
Interest income (expense)
Swaps not designated in a hedging relationship	5,046	0.01	0.01	3,670	0.01	0.01

Economic net interest income	$124,140	0.39%	0.37%	$111,790	0.37%	0.35%

(a)   The net interest income reported as an adjustment to GAAP interest income was for the most part generated by interest rate swaps in the economic hedges associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged debt elected under the FVO (generally in a pay 3-month LIBOR, receive fixed-rate interest rate swap transaction).  Recorded net interest income on the interest rate swaps were $5.0 million for the three months ended March 31, 2015 and $3.7 million for the same period in 2014.  In each period, such interest income was reported as a derivative gain in Other income.  From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that converts fixed-rate exposures to LIBOR exposures and should be considered as a relevant measure of our margin performance.  Yields and spreads are annualized.  Table 1.4 above provides useful information to track the impact on our economic net interest margin.

Spread and Yield Analysis — 2015 first quarter compared to 2014 first quarter

Table 1.5:                                       Spread and Yield Analysis

	Three months ended March 31,
	2015			2014
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$97,464,810	$131,198	0.55%	$89,116,809	$113,851	0.52%
Interest bearing deposits and others	1,167,935	331	0.12	1,443,104	231	0.06
Federal funds sold and other overnight funds	12,503,544	3,079	0.10	15,769,456	2,059	0.05
Investments	14,350,433	67,484	1.91	13,951,021	69,625	2.02
Mortgage and other loans	2,191,406	19,318	3.58	1,945,823	17,465	3.64

Total interest-earning assets	$127,678,128	$221,410	0.70%	$122,226,213	$203,231	0.67%

Funded By:
Consolidated obligations-bonds	$71,086,452	$78,727	0.45	$74,260,357	$77,322	0.42%
Consolidated obligations-discount notes	47,218,816	23,150	0.20	38,731,848	17,363	0.18
Interest-bearing deposits and other borrowings	1,488,725	183	0.05	1,513,667	144	0.04
Mandatorily redeemable capital stock	19,878	256	5.23	23,958	282	4.77

Total interest-bearing liabilities	119,813,871	102,316	0.34%	114,529,830	95,111	0.33%

Other non-interest-bearing funds	1,448,719	—		1,258,092	—
Capital	6,415,538	—		6,438,291	—

Total Funding	$127,678,128	$102,316		$122,226,213	$95,111

Net Interest Income/Spread		$119,094	0.36%		$108,120	0.34%

Net Interest Margin
(Net interest income/Earning Assets)			0.38%			0.36%

(a)         Reported yields with respect to advances and consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items.  When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond.  Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with prevailing LIBOR rates.  Average balance sheet information is presented, as it is more representative of activity throughout the periods presented.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.  Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities.  Yields and spreads are annualized.

Rate and Volume Analysis — 2015 first quarter compared to 2014 first quarter

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 1.6:                                       Rate and Volume Analysis

	For the three months ended
	March 31, 2015 vs. March 31, 2014
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$11,029	$6,318	$17,347
Interest bearing deposits and others	(51)	151	100
Federal funds sold and other overnight funds	(498)	1,518	1,020
Investments	1,955	(4,096)	(2,141)
Mortgage loans and other loans	2,169	(316)	1,853

Total interest income	14,604	3,575	18,179

Interest Expense
Consolidated obligations-bonds	(3,389)	4,794	1,405
Consolidated obligations-discount notes	4,054	1,733	5,787
Deposits and borrowings	(2)	41	39
Mandatorily redeemable capital stock	(51)	25	(26)

Total interest expense	612	6,593	7,205

Changes in Net Interest Income	$13,992	$(3,018)	$10,974

Interest Income — 2015 first quarter compared to 2014 first quarter

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.7:                                       Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2015	2014	Change
Interest Income
Advances (a)	$131,198	$113,851	15.24%
Interest-bearing deposits (b)	331	231	43.29
Securities purchased under agreements to resell	240	63	NM
Federal funds sold (c)	2,839	1,996	42.23
Available-for-sale securities (d)	2,044	3,002	(31.91)
Held-to-maturity securities (d)	65,440	66,623	(1.78)
Mortgage loans held-for-portfolio (e)	19,316	17,463	10.61
Loans to other FHLBanks	2	2	—

Total interest income	$221,410	$203,231	8.95%

(a)                  Interest income from advances: Interest income from advances is recorded net of the fixed-rate payments to derivative counterparties in return for floating-rate cash inflows for advances in qualifying hedging relationships.  As a result, reported interest income would not necessarily be the same for advances if not hedged.  Table 1.8 summarizes the impact of interest rate swaps on advance interest income that effectively reduced fixed-rate advance interest income to a sub-LIBOR level for hedged advances.

Interest income from advances grew by $17.3 million, or 15.2%, driven primarily by the increase in average outstanding advances, which grew to $97.5 billion, an increase of $8.4 billion, or 9.4%.  Volume growth contributed $11.0 million in incremental interest income from advances, and prepayment fee contributed $7.9 million; $6.8 billion of ARC advances were prepaid in the 2015 period and $415.0 million of fixed-rate advances were prepaid when the FDIC put a borrowing member into receivership.

Net yield (after the interest accruals on interest rate swaps in qualifying hedges) was 55 basis points in the 2015 first quarter, three basis points higher than in the prior year period.  ARC advances and short-term advances benefitted from an increase, albeit small, in the short-term rates in the 2015 first quarter.

(b)                  Interest bearing deposits - Represents interest income from cash collateral and margins posted to derivative counterparties.  Interest income from deposits posted as collateral has increased in the 2015 first quarter in line with higher overnight federal funds effective rate, which is the earning index for cash collateral.  Average yield was 12 basis points in the 2015 first quarter, compared to 6 basis points in the prior year period.  Increase in interest income was partly offset by the decline in the average amounts of collateral posted as a growing volume of derivative trades are cleared through a central derivative clearing organization, enabling us to net positive and negative derivative contracts.

(c)                   Interest income from investments in Federal funds and other overnight funds — Interest income from overnight investments has increased in the 2015 first quarter in line with higher overnight federal funds effective rate.  Volume, as represented by average balance outstanding, was $12.5 billion in 2015 period and $15.8 billion in the 2014 period.

(d)                  Interest income from investment securities - Available-for-sale and Held-to-maturity securities — Changes in interest income in the 2015 first quarter compared to the prior year period has been primarily driven by two factors - the yields from the securities and the volume of acquisitions to replace pay-downs.

For MBS, both floating-rate and fixed-rate, yields have declined period-over-period.  Floating-rate MBS are indexed to LIBOR, which has been at record lows, and is only a basis or two higher in the 2015 first quarter compared to the prior year period.  Aggregate yield on floating-rate MBS was 69 bps in the 2015 period, compared to 76 bps in 2014 period.  For fixed-rate MBS, coupons have been declining as vintage fixed-rate MBS with higher coupons have paid down and replaced by lower yielding MBS.  Aggregate yield on fixed-rate MBS was 309 bps in the 2015 period, compared to 317 bps in the 2014 period.

Acquisitions have been selective as pricing still remains tight, partly due to limited supply, and partly as a result of the Federal Reserve Bank’s continued participation in the market for acquiring GSE-issued MBS, although outright purchases stopped in the fourth quarter of 2014.  As a result of the unfavorable pricing, acquisitions were only made when pricing justified our risk/reward criteria.  Average par balances in the HTM portfolios of fixed-rate and floating-rate MBS was $12.3 billion in the 2015 first quarter, compared to $11.7 billion in the prior year period.  Targeted acquisitions, specifically acquisitions of GSE-issued commercial mortgage backed securities (“CMBS”) have driven up the portfolios.  Volume increase partly offset the unfavorable impact of declining yields.  Average par balances in the AFS portfolio (all floating rate securities) were $1.2 billion in the 2015 first quarter, down from $1.5 billion in the prior year period.  Declining volume and declining LIBOR has driven down interest income from the AFS portfolio.

(e)                   Interest income from mortgage loans — Interest income from MPF loans has increased in the 2015 first quarter due to slightly higher loan volume.  Yields declined to 358 basis points in the 2015 period, compared to 364 in the 2014 period.

NM — Not meaningful.

Impact of hedging on Interest income from advances — 2015 first quarter compared to 2014 first quarter

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.8:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended March 31,
	2015	2014
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$368,408	$366,274
Net interest adjustment from interest rate swaps (a)	(237,210)	(252,423)
Total Advance interest income reported	$131,198	$113,851

(a)         On a net basis, we have paid $237.2 million and $252.4 million in the first quarter of 2015 and 2014 to swap counterparties on interest rate swaps that have hedged fixed-rate advances.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap with a pay fixed-rate leg and a receive LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the advance results in a synthetic conversion of the fixed-rate funding advance to LIBOR indexed variable interest income.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have outflows in the periods in this report, reducing the higher fixed-rate advance yield to a LIBOR basis.  Lower amounts of net interest have been paid by the FHLBNY in the derivative hedging transactions, as vintage high-coupon fixed-rate interest rate swaps (and hedged advances) were terminated or have matured.  Additionally, as more medium and shorter-term advances have been issued and hedged, the interest rate swaps were also medium or shorter-term and the spread between the fixed-rate coupon and the 3-month LIBOR was narrower, driving down the net cash flows paid to swap counterparties.

Interest expense — 2015 first quarter compared to 2014 first quarter

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.9:             Interest Expenses — Principal Categories

	Three months ended March 31,
			Percentage
	2015	2014	Change
Interest Expense
Consolidated obligations-bonds (a)	$78,727	$77,322	(1.82)%
Consolidated obligations-discount notes (a)	23,150	17,363	(33.33)
Deposits (b)	120	143	16.08
Mandatorily redeemable capital stock (c)	256	282	9.22
Cash collateral held and other borrowings	63	1	NM

Total interest expense	$102,316	$95,111	(7.58)%

(a)         Interest expense on consolidated obligation bonds and discount notes — Interest expense is recorded net of the floating-rate payments to derivative counterparties in return for fixed-rate cash inflows for bonds in qualifying hedging relationships.  As a result, reported expenses would not necessarily be the same for the debt if not hedged.  Table 1.10 summarizes the impact of interest rate swaps debt expenses that benefited from favorable swap cash flows in the existing interest rate environment in the three months ended March 31, 2015 and 2014, reducing fixed-rate debt expense to a sub-LIBOR level for hedged debt.  If in future periods, LIBOR rises to levels above the fixed-rate contracts, the net cash flows between the swap counterparty and the FHLBNY would become unfavorable.  Funding cost in aggregate was 35 basis points in the 2015 first quarter, one basis point higher than in the same period last year.

Consolidated obligation debt has funded over 90% of earning assets in each of the periods in this report.  In the 2015 first quarter, the FHLBNY shifted to the greater use of discount notes, which are carried at lower yields (relative to bonds), as discount notes are short-term funding vehicles, and that mix between discount notes and bonds is an asset/liability management decision based on the funding environment.  Discount notes funded 37.0% of average assets in the 2015 first quarter; in the same period in 2014, discount notes funded 31.7% of assets.  The tactical shift in the funding mix has offset some of the impact of the rising cost of funds in the 2015 first quarter.

The aggregate yield paid on bonds, swapped and un-swapped, was 45 basis points in the 2015 first quarter, compared to 42 basis points in prior year period.  The continued low 3-month LIBOR has had a negative impact on debt that is swapped to sub-LIBOR levels.  When the 3-month LIBOR declines to very low levels, there is very little room for the spread to remain at a level that is consistent with the higher credit rating ascribed to the FHLBank debt.  As a result, pricing of bonds have remained at tight spreads to LIBOR in the 2015 period, a continuation of the trend observed over the recent past.  That spread is a key driver in the cost of funding as it is the FHLBNY’s practice to attempt to hedge its fixed-rate debt to LIBOR.

As discount notes are short term funding, one year or less, the yields paid are lower than consolidated obligation bonds, and are typically issued at a small premium over equivalent maturity Treasury bills.  The yield paid on consolidated obligation discount notes was 12 basis points on an un-swapped basis in the 2015 first quarter, up three basis points from the prior year period.  The reported yield on discount notes on a swapped basis was 20 basis points in the 2015 first quarter, compared to 18 basis points in the prior year period.  For certain discount notes, cash flow hedge strategies have been executed to synthetically convert the variability of cash flows of $1.3 billion of discount notes to long-term fixed rate cash flows that are utilized to fund long-term investments in MBS at a predictable margin.  In a cash flow hedge relationship, the accruals are typically unfavorable to the cost of the discount notes, increasing the discount note expense to a long-term fixed-rate.  This cash strategy has been in place for several years.

(b)         Interest expense on deposits — The FHLBNY takes deposits as a service to its members, and it is not a significant source of funds.  Average balances were flat period-over-period.  Interest expense on deposits has declined.

(c)   Mandatorily redeemable capital stock — Holders of mandatorily redeemable capital stock are paid dividends at the same rate as all stockholders.  The dividend payments are classified as interest payments to conform to accounting rules with respect to the classification of such dividends.  Reported interest expense has declined due to lower average balances of capital stock held by non-members to support their outstanding advances.

NM — Not meaningful.

Impact of hedging on Interest expense on debt — 2015 first quarter compared to 2014 first quarter

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.10:                                Impact of Interest Rate Swaps on Consolidated Obligation Interest Expense

	Three months ended March 31,
	2015	2014
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$141,389	$135,930
Discount notes-Interest expense before adjustment for swaps	14,525	8,715
Amortization of basis adjustments	(664)	154
Net interest adjustment for interest rate swaps (a)	(53,373)	(50,114)
Total bonds and discount notes-Interest expense	$101,877	$94,685

(a)               Interest rate swaps hedging consolidated obligation debt resulted in net favorable cash flow accruals of $53.4 million and $50.1 million for the three months ended March 31, 2015 and 2014.  A fair value hedge of debt is accomplished by the execution of an interest rate swap with a receive fixed-rate leg and a pay LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the debt results in a synthetic conversion of the fixed-rate funding cost to LIBOR indexed variable expense.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have been generally positive in the periods in this report, reducing the cost of funding to a LIBOR basis.

Allowance for Credit Losses

•                  Mortgage loans held-for-portfolio — Provision for credit allowances was $0.2 million and $0.3 million in the 2015 first quarter and in the same period last year.  With the adoption of guidelines from the FHFA, at January 1, 2015 we charged off $3.7 million of previously recorded credit allowance on loans that were delinquent for 180-days or greater.  We evaluate impaired conventional mortgage loans on an individual (loan-by-loan) basis, and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to calculate/measure credit losses on impaired loans.  Loans are considered impaired when they are delinquent for 90 days or more.  In addition, we perform a “loss emergence analysis” to track the movement of loans through the various stages of delinquency in order to estimate the percentage of losses likely to be incurred in the current portfolio.  The low amounts of provisions for credit allowances are consistent with the handful of loans that have experienced foreclosures or losses.  Additionally, collateral values of impaired loans have stabilized or have improved in the New York and New Jersey sectors, and the low loan loss reserves were reflective of the stability in home prices in our residential loan markets.  FHA/VA (Insured mortgage loans) guaranteed loans were evaluated collectively for impairment, and no allowance was deemed necessary.

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

Analysis of Non-Interest Income (Loss) — First quarter 2015 compared to 2014 first quarter

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:                                Other Income (Loss)

	Three months ended March 31,
	2015	2014

Other income (loss):
Service fees and other (a)	$2,964	$2,732
Instruments held at fair value - Unrealized (losses) gains (b)	(3,090)	805
Net realized and unrealized gains (losses) on derivatives and hedging activities (c)	6,099	(2,122)
Losses from extinguishment of debt (d)	—	(438)
Total other income	$5,973	$977

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby financial letters of credit.  Fees earned from commitment and financial letters of credit were flat period-over-period.  Earnings from the grantor trust were higher.  Issuance expense of debt elected under the FVO was lower.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported a net loss of $3.1 million in the 2015 first quarter, compared to a net gain of $0.8 million in the prior year period.  Fluctuations in fair values are impacted by changes in the notional amounts elected under the FVO, the remaining duration to maturity, changes in the term structure of the pricing curve, and the unpaid accrued interest receivable/payable.

FVO advances — Fair value changes resulted in a gain of $4.4 million in the 2015 first quarter, compared to a gain of $1.9 million in the prior year period.   Notional amounts of Advances elected under the FVO were $6.5 billion at March 31, 2015, compared to $19.2 billion at March 31, 2014.  FVO advances that were previously in an unrealized fair value gain position were prepaid and gains realized in the 2015 first quarter.  Typically, unrealized gains reverse over time as the instruments approach maturity.  In prior periods, changes in the fair values of FVO Advances have not been significant as the adjustable rate advances re-price quarterly to the prevailing LIBOR, and fair values remain close to par.  Changes to the pricing curve have not been a significant factor as the advance pricing curve has remained well correlated to LIBOR, the coupon’s index.  Any inter-period fluctuations are generally due to the timing of the settlement of interest receivable, a component of the full fair value of the advances.

FVO Bonds — Fair value changes of bonds elected under the FVO reported a net loss of $4.4 million in the 2015 first quarter, compared to a net loss of $0.9 million in the prior year period.  Notional amounts of bonds elected under the FVO were $15.7 billion at March 31, 2015, compared to $20.0 billion at March 31, 2014.   Changes in fair value losses reflected the reversal of previously recognized unrealized gains as the bonds approached maturity (time value changes).  Shifts in the CO pricing curve have generally not been significant in the short-end of the curve at the balance sheet dates, as the FVO bonds were fixed-rate with original maturities that were generally two years or less.  Inter-period fluctuations in changes in fair value have occurred when bonds matured in a period and previously recorded unrealized gains and losses reversed to zero in a subsequent period.

FVO Discount notes — Fair value changes of FVO discount notes resulted in a net loss of $3.0 million in the 2015 first quarter, compared to loss of $0.1 million in the prior year period.  Notional amounts of discount notes elected under the FVO were $13.1 billion at March 31, 2015, compared to $7.0 billion at March 31, 2014.  Declining short-term CO pricing curve resulted in increase in unrealized fair value losses; at the same time, increasing amounts of discount notes were elected under the FVO in the 2015 first quarter.  Typically, changes in the fair values of FVO discount notes have not been significant as the notes mature within a year of issuance, or shorter.  Inter-period fluctuations in fair value are likely to occur when discount notes mature in a period and previously recorded unrealized gains and losses reverse to zero in a subsequent period.

For more information, see financial statements, FVO disclosures in Note 16. Fair Values of Financial Instruments.

(c)          Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 1.13 and accompanying discussions for more information.

(d)         Earnings Impact of Debt extinguishment. — No debt was extinguished or sold in the 2015 first quarter.  Expenses charged to earnings in the prior year period was $0.4 million, See Table 1.12 below for discussions and analysis

The following table summarizes such activities (in thousands):

Table 1.12:                                Debt Extinguishment (a)

	Three months ended March 31,
	2015		2014
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds	$—	$—	$56,811	$(438)

(a)               We retire debt principally to reduce future debt costs or when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.   From time-to-time, we may sell investment securities classified as available-for-sale, or on an isolated basis, may be asked by the issuer of a security, which we have classified as held-to-maturity (“HTM”) to redeem the investment security.

Earnings Impact of Derivatives and Hedging Activities — 2015 first quarter compared to 2014 first quarter

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

Generally for the FHLBNY, derivative and hedging gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Typically, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For both categories, derivatives that are standalone, and derivatives and hedged items that qualify under hedge accounting rules, gains and losses are unrealized and sum to zero if held to maturity.  For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 9.1 — 9.3.

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 1.13:                                Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended March 31, 2015
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(237,210)	$(103)	$62,661	$(8,624)	$—	$—	$(183,276)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(1,060)	—	427	—	—	—	(633)
(Losses) on cash flow hedges	—	—	(265)	—	—	—	(265)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(86)	—	4,446	3,386	—	—	7,746
Net (losses) gains on swaps and caps in other economic hedges	(37)	(93)	977	—	(1,636)	40	(749)

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(1,183)	(93)	5,585	3,386	(1,636)	40	6,099

Total earnings impact	$(238,393)	$(196)	$68,246	$(5,238)	$(1,636)	$40	$(177,177)

	Three months ended March 31, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(252,423)	$(82)	$58,608	$(8,648)	$—	$—	$(202,545)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	633	—	1,314	—	—	—	1,947
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	—	—	3,908	539	—	—	4,447
Net (losses) gains on swaps and caps in other economic hedges	(9)	110	(378)	—	(8,239)	—	(8,516)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	624	110	4,844	539	(8,239)	—	(2,122)
Total earnings impact	$(251,799)	$28	$63,452	$(8,109)	$(8,239)	$—	$(204,667)

(a)         Amortization/accretion and interest accruals on hedging activities — Amortization/accretion impacts Net interest income as a yield adjustment on Interest income or expense; they represent amortization/accretion of previously recorded hedge valuation basis on advances and debt that are no longer in a hedging relationship.

Interest accruals on swaps in a qualifying hedge relationship are recorded in the Statements of income as an Interest income or Interest expense and have a significant impact on Net interest income.  On a net basis, interest expenses paid to swap counterparties exceeded Interest income received by $183.3 million in the 2015 first quarter, compared to $202.5 million in the prior year period.  While the impact on periodic earnings was unfavorable, the execution of the hedges met our risk management strategy, which was to mitigate the risk arising from fixed-rate cash flows.  We have executed interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and almost all fixed-rate putable advances, and certain fixed-rate consolidated obligation bonds to variable-rate LIBOR exposure.  We have also executed cash flow hedges of future issuances of discount notes, converting floating-rate interest expense to long-term fixed-rate expense.

Additional information is provided in this MD&A in Table 1.3 Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps.

(b)         Net realized and unrealized gains (losses) on derivatives and hedging activities are reported in Other income in the Statements of income. Net fair value gains were $6.1 million in the 2015 first quarter, compared to losses of $2.1 million in the prior year period.

Primary drivers are discussed below:

•                  Gains on fair value hedges — Fair value hedge ineffectiveness reported a net loss of $0.6 million in the 2015 first quarter, compared to net gains of $1.9 million in the prior year period.  Fair value losses and gains were generally unrealized and we do not consider the hedge ineffectiveness as significant relative to the notional amounts of derivative transactions outstanding that were in excess of $100.0 billion at each period end in this report.

Cash flow hedge ineffectiveness was $0.3 million in the 2015 first quarter and $0 in the prior year period.

•                  Interest rate swaps in economic hedges of debt and Advances elected under the FVO reported a net gain of $7.7 million in the 2015 first quarter, compared to gains of $4.4 million in the prior year period. The net gains represent the combined impact of fair value changes and the interest income accrued on swaps in economic hedges of FVO instruments, primarily FVO debt.  The net gains were recorded in Other income, and is a component of derivative activities.  The primary drivers of the net gains are summarized below:

•                  Fair Values — Fair value changes of interest rate swaps in economic hedges of FVO debt and Advances resulted in a net gain of $3.1 million in the 2015 first quarter, compared to gains of $0.8 million in the prior year period.  Period-over-period fluctuations in the fair values of swaps in economic hedges of FVO instruments have been due to the relative short duration of the swaps, which were intermediate term, generally with maturities of less than two years, and as the swaps approached their maturity, gains and losses reversed so that at maturity, their values were zero.

•                  Net interest accruals — Interest accruals on interest rate swaps in economic hedges of FVO debt and FVO Advances were recorded as a component of derivatives and hedging activities, and contributed a gain of $4.7 million in the 2015 first quarter, compared to gains of $3.7 million in the prior year period.  The recorded interest accruals on the swaps were a net gain as the receive fixed-rate cash flows exceeded the pay variable-rate cash flows in the prevailing interest rate environment.

•                  Net gains (losses) on swaps and caps in other economic hedges — Fair value changes reported a net fair value loss of $0.8 million in the 2015 first quarter, compared to a net loss of $8.5 million in the prior year period.

•                  Interest rate caps have been designated in economic hedges of variable rate MBS that are indexed to LIBOR and capped at predetermined strike rates.  We face potential risks in a rising interest rate environment due to the capped variable rate MBS, including cash flow funding exposure should LIBOR rise above the strike rates of the capped MBS.  To reduce the potential risks to remain within the FHLBNY’s risk tolerances, we have designated $2.7 billion in notional amounts of interest rate caps to accomplish our risk reduction strategies.  The caps are structured with strikes that mirror the strikes in the MBS, making us indifferent to changes in LIBOR.  Typically, the purchased caps will report fair value gains when the forward LIBOR rises, and will report fair value losses when forward LIBOR declines.  Changes in interest rate volatility will also impact fair values of caps.  At March 31, 2015, and March 31, 2014, the interest rate caps declined in value compared to the values at December 31, 2014 and December 31, 2013 (beginning of the first quarter), $1.6 million in unrealized fair value losses were recorded in the 2015 first quarter, compared to $8.2 million in losses in the prior year period.  Long-term swap rates have been volatile and changes in fair values of interest rate caps have been in line with changes in the interest rate environment.

•                  Over the years, we have issued floating rate Consolidated obligation bonds that were indexed to the 1-month LIBOR, or the Federal funds rate or the Prime rate.  Concurrent with the issuance of such debt, we have executed interest rate swaps (“basis swap”) with payment structures that have exchanged the 1-month LIBOR cash flows (or the Federal funds rate or Prime) in return for the receipt of 3-month LIBOR indexed cash flows.  The basis swaps create synthetic 3-month LIBOR cost of funding, our preferred funding base.  Since the hedge accounting designation requirements for a basis swap are operationally difficult to achieve, we have opted to designate the basis swaps as standalone.

For more information, also see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow hedging on earnings and AOCI — 2015 first quarter compared to 2014 first quarter

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

Fair values recorded in AOCI in the Statements of Condition for Cash Flow hedging strategies were net unrealized fair value losses of $108.3 million at March 31, 2015 and $86.7 million at December 31, 2014.

Derivative gains and losses reclassified from AOCI to current period income — The following table summarizes changes in derivative gains and (losses) and reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:                                Accumulated Other Comprehensive Income (Loss) to Current Period Income from

Cash Flow Hedges

	Three months ended March 31,
	2015	2014
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(86,667)	$(30,983)
Net hedging transactions	(22,095)	(20,308)
Reclassified into earnings	505	736
End of period	$(108,257)	$(50,555)

The two primary Cash Flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we have executed interest rate swaps on the anticipated issuance of debt in order to lock in a spread between the earning asset and the cost of funding.   The swaps are a pay fixed-rate, receive LIBOR indexed structure.  Open swap contracts are valued at the end of each reporting period, and the effective portion of changes in the fair values of the swaps is recorded in AOCI, and ineffectiveness, if any, is recorded through earnings.   In this program, the swap is terminated upon issuance of the debt instrument.  The termination fair value is recorded in AOCI and reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.   The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.

No contracts were open under this program at March 31, 2015.  At December 31, 2014, the fair values and the notional amount of open contracts were $0.2 million and $77.6 million.

The unamortized fair values from closed contracts in AOCI were unrecognized losses of $6.6 million at March 31, 2015 and $5.7 million at December 31, 2014.  Those amounts represented the unamortized fair value basis of closed Cash flow hedges that had hedged anticipatory issuances of debt.  The amount reclassified as an interest expense was $0.5 million in the 2015 first quarter, compared to $0.7 million in prior year period.  Over the next 12 months, it is expected that $2.1 million of net losses recorded in AOCI will be recognized as an interest expense.

Hedges of discount note issuances — Net unrealized fair values from the rollover Cash flow hedge strategies recorded in AOCI was a cumulative loss of $101.6 million and $80.8 million at March 31, 2015 and December 31, 2014.  Losses represented fair values of interest rate swaps designated in Cash flow strategies to hedge long-term issuances of consolidated obligation discount notes in the discount note rollover programs.  The net amounts were recorded in the balance sheet as derivative liabilities at those dates, and an offset recorded in AOCI as unrealized losses.

Long-term swaps, notional amounts of $1.3 billion at March 31, 2015 and December 31, 2014, were in pay fixed-rate, receive floating rate interest rate exchange agreements.  Fair values will move inversely with the rise and fall of long-term swap rates, and fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  Increase in the unrealized fair value loss at March 31, 2015 was due to the decline in long-term swap rates relative to December 31, 2014.  We expect the long-term hedge programs to remain in place to the contractual maturities of the interest rate swaps.  Cumulative fair value losses will sum to zero over those periods.

Pay fixed- rate, receive 3-month LIBOR-indexed long term interest rate swaps are designated as Cash flow hedges of the rollover financing program involving the sequential issuances of fixed-rate 3-month term discount notes over the same period as the term of the swap.  Discount notes are issued for a 91-day period at a fixed rate and rolled over for another 91-days at the then prevailing interest rate.  The program in effect creates synthetic fixed-rate funding, and offsets the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR).  The net effect of the conversion to fixed-rate funding was to increase interest expense by $8.6 million in the 2015 first quarter and also in the prior year period.

For more information, see financial statements, Note 15.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2015 first quarter compared to 2014 first quarter

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.15:                                Operating Expenses, and Compensation and Benefits

	Three months ended March 31,
	2015	Percentage of Total	2014	Percentage of Total
Operating Expenses (a)
Occupancy	$1,162	16.55%	$1,081	14.97%
Depreciation and leasehold amortization	952	13.56	871	12.06
All others (b)	4,906	69.89	5,269	72.97
Total Operating Expenses	$7,020	100.00%	$7,221	100.00%

Employee compensation (c)	$8,088	50.02%	$8,091	57.15%
Employee benefits (d)	8,083	49.98	6,067	42.85
Total Compensation and Benefits	$16,171	100.00%	$14,158	100.00%
Finance Agency and Office of Finance (e)	$3,629		$3,619

(a)         Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.  Expenses have remained substantially flat.

(b)         All others — included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, and insurance and telecommunications.  Expenses have declined or have remained substantially flat.

(c)          Employee compensation has remained substantially flat.

(d)         Employee benefits were higher in the 2015 first quarter due to higher pension expenses, partly offset by a lower expense on the Postretirement health benefit plan.

The expense for the Defined Benefit Plan was higher due to higher accruals for the plan fiscal year ending June 30, 2015.  The intent of the increased accrual is to maintain plan funding at a reasonable economic level to prevent a funding shortfall at the sunset of the pension relief amendments under MAP-21 and its successor provisions under HATFA.  In the prior year period, the FHLBNY expenses were based on the relief measures.

Actuarially determined pension expense for the unfunded supplemental Benefit Equalization Plan (“BEP”) was higher in the 2015 first quarter primarily due to the decline in the assumed discount rate, which is utilized to measure pension liabilities, and the adoption of new mortality tables.  The net periodic pension cost for the BEP, a non-qualified plan, is not eligible for relief under MAP-21 and HATFA.

The net periodic Postretirement Health Benefit Plan cost declined to $38.5 thousand in the 2015 first quarter due to plan amendments in 2014 that have restricted new participants.  In the 2014 first quarter, the expense was $0.5 million.

For more information, see financial statements, Note 14. Employee Retirement Plans in the most recent Form 10-K filed on March 23, 2015.

(e)          We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance. Expenses have remained substantially flat.

Assessments — 2015 first quarter compared to 2014 first quarter

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under ITEM 1 BUSINESS in the most recent Form 10-K filed on March 23, 2015.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended March 31,
	2015	2014

Beginning balance	$113,544	$123,060
Additions from current period’s assessments	9,831	8,405
Net disbursements for grants and programs	(13,803)	(7,199)
Ending balance	$109,572	$124,266

AHP assessments allocated from net income totaled $9.8 million in the 2015 first quarter, compared to $8.4 million in the prior year period.  Assessments are calculated as a percentage of Net income, and the increase was in parallel with the increase in Net income.

Financial Condition

Table 3.1:                                       Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	March 31, 2015	December 31, 2014	dollar amount	percentage
Assets
Cash and due from banks	$204,119	$6,458,943	$(6,254,824)	(96.84)%
Securities purchased under agreements to resell	6,000,000	800,000	5,200,000	NM
Federal funds sold	7,697,000	10,018,000	(2,321,000)	(23.17)
Available-for-sale securities	1,173,333	1,234,427	(61,094)	(4.95)
Held-to-maturity securities	13,248,810	13,148,179	100,631	0.77
Advances	88,523,609	98,797,497	(10,273,888)	(10.40)
Mortgage loans held-for-portfolio	2,298,524	2,129,239	169,285	7.95
Derivative assets	38,423	39,123	(700)	(1.79)
Other assets	195,246	199,960	(4,714)	(2.36)

Total assets	$119,379,064	$132,825,368	$(13,446,304)	(10.12)%

Liabilities
Deposits
Interest-bearing demand	$1,559,312	$1,958,518	$(399,206)	(20.38)%
Non-interest-bearing demand	15,855	13,401	2,454	18.31
Term	32,000	27,000	5,000	18.52
Total deposits	1,607,167	1,998,919	(391,752)	(19.60)
Consolidated obligations
Bonds	66,083,078	73,535,543	(7,452,465)	(10.13)
Discount notes	44,923,769	50,044,105	(5,120,336)	(10.23)
Total consolidated obligations	111,006,847	123,579,648	(12,572,801)	(10.17)

Mandatorily redeemable capital stock	19,097	19,200	(103)	(0.54)

Derivative liabilities	337,709	345,242	(7,533)	(2.18)
Other liabilities	346,157	356,501	(10,344)	(2.90)
Total liabilities	113,316,977	126,299,510	(12,982,533)	(10.28)
Capital	6,062,087	6,525,858	(463,771)	(7.11)
Total liabilities and capital	$119,379,064	$132,825,368	$(13,446,304)	(10.12)%

NM — Not meaningful.

Balance Sheet overview March 31, 2015 compared to December 31, 2014

Total assets declined to $119.4 billion at March 31, 2015 from $132.8 billion at December 31, 2014, a period decrease of $13.4 billion, or 10.1%.  Advances to members declined to $88.5 billion from $98.8 billion at December 31, 2014, a period decrease of $10.3 billion, or 10.4%.  Cash balances, primarily at the Federal Reserve Bank of New York (“FRBNY”) were $0.2 billion at March 31, 2015, compared to $6.5 billion at December 31, 2014.

The decline in cash balances was offset by an increase in interest earning overnight investments, which grew to $13.7 billion at March 31, 2015, compared to $10.8 billion at December 31, 2014.  In the past several years, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the low prevailing overnight rates at financial institutions.  Market yields for overnight investments have improved.  With the success of the tri-party repo infrastructure reform efforts, the FHLBNY has utilized the BONY as the tri-party custodian bank, and was in a better position to manage the FHLBNY’s liquidity practices, from a risk/reward perspective, and earn higher income from investing excess liquidity.   Additionally, in the 2015 first quarter, we became eligible to engage in the FRBNY’s reverse repurchase transactions (“RRP”).  At March 31, 2015, overnight investments of $13.7 billion included $4.9 billion in the RRP program.

Advances — Decrease in advances was largely concentrated in ARC advances.  Prepayments totaled $6.8 billion during the 2015 first quarter.  Additionally, $6.3 billion matured in the current year period and were not replaced.  New ARC advances borrowed by other members totaled $5.6 billion the 2015 first quarter.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities and a declining balance of private-label MBS is our investment profile.

MBS totaling $1.2 billion at fair values were AFS at March 31, 2015 ($1.2 billion at December 31, 2014); 100% of the securities were GSE-issued.  MBS totaling $12.4 billion at carrying values were HTM at March 31, 2015 ($12.3 billion at December 31, 2014), and 97.4% were GSE-issued; private-label issued MBS totaled $0.3 billion, or 2.6% of the remaining MBS in the HTM portfolio.  We have not acquired a privately issued MBS since 2006.

Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $810.8 million at March 31, 2015 ($813.1 million at December 31, 2014) and were classified as HTM.

Cash flow testing and evaluation of our investment securities did not identify any OTTI in current year period or in any periods in this report.  We identified improvements in cash flows on certain previously credit OTTI non-agency PLMBS, and recorded $0.8 million as accretable yield to investment income in the current year period and $0.2 million in the prior year period.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Par amounts of loans under this program stood at $2.3 billion at March 31, 2015 slightly up from December 31, 2014.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Pay downs in the three months ended March 31, 2015 have increased to $58.6 million as compared to $43.6 million in the same period in 2014.  Acquisitions were $231.3 million in the three months ended March 31, 2015 compared to $48.9 million in the same period in 2014.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Capital ratios — Our capital remains strong.  At March 31, 2015, actual risk-based capital was $6.2 billion, compared to required risk-based capital of $0.6 billion.  To support $119.4 billion of total assets at March 31, 2015, the required minimum regulatory capital was $4.8 billion or 4.0% of assets.  Our regulatory capital was $6.2 billion, exceeding required capital by $1.4 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Stress test results — Pursuant to the Dodd-Frank Act, the Federal Housing Finance Agency (“FHFA”), regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios and summary instructions and guidance.  The tests are designed to determine whether the FHLBanks have the capital to absorb losses as a result of adverse economic conditions.  The FHFA rules require that the FHLBanks take the results of the annual stress test into account in making any changes, as appropriate, to its capital structure (including the level and composition of capital); its exposure, concentration, and risk positions; any plans for recovery and resolution; and to improve overall risk management.  Consultation with FHFA supervisory staff is expected in making such improvements.  In accordance with these rules, the FHLBNY executed its first annual stress test in July of 2014, and publicly disclosed the stress tests, posting the results on its Website (www.FHLBNY.Com).

The results of the severely adverse scenario indicated that no defensive capital actions are required to be taken.  Accordingly, the FHLBNY was able to maintain its practice of paying out a targeted percentage of income as dividends and redeeming excess activity-based capital stock on a daily basis.

Leverage — At March 31, 2015, balance sheet leverage (based on GAAP) was 19.7 times shareholders’ equity, compared to 20.4 times at December 31, 2014.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  This is because changes in shareholders’ capital parallel changes in advances, driven primarily by activity-based capital stock, and the ratio of assets to capital generally remains unchanged.  Under our existing capital management practices, members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Liquidity and Debt — At March 31, 2015, liquid assets included $0.2 billion in cash, primarily at the FRBNY, $13.7 billion in overnight loans in the federal funds and the repo markets, and $1.2 billion of high credit quality GSE issued available-for-sale securities that were investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

Among other liquidity measures, the Finance Agency requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days, and during that period members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing and “put” advances.  We remain in compliance with regulations under both scenarios.  The actual Contingency Liquidity under the 5-day scenario in the quarter was $26.6 billion, well in excess of the required $4.0 billion.  We also have other liquidity measures in place, Deposit Liquidity and Operational Liquidity, and those liquidity buffers remain in excess of required reserves.  For more information about our liquidity measures, please see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

Advances — Decrease in amounts outstanding at March 31, 2015 has been largely due to prepayments.  Demand has also been weak for new advances.

Table 3.2:                                       Advance Trends

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

Member demand for advance products

Carrying values of Advances outstanding at March 31, 2015 declined to $88.5 billion, down from $98.8 billion at December 31, 2014.  Those balances included unrealized net fair value hedging basis adjustments.  For advances hedged under a qualifying hedging rule, fair value gains of $1.7 billion and $1.6 billion were recorded at the two balance sheet dates, and were computed based on changes in the benchmark rate, which is LIBOR for the FHLBNY.  For advances elected under the fair value option (“FVO”), valuations were the full fair values of advances; net gains of $5.1 million and $5.4 million were recorded at March 31, 2015 and December 31, 2014.  Par amounts of advances outstanding were $86.8 billion at March 31, 2015 and $97.2 billion at December 31, 2014.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:                                       Advances by Product Type

	March 31, 2015		December 31, 2014
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$24,531,900	28.25%	$31,969,300	32.88%
Fixed Rate Advances	47,338,341	54.52	47,207,960	48.56
Short-Term Advances	7,693,289	8.86	10,009,807	10.30
Mortgage Matched Advances	531,268	0.61	525,411	0.54
Overnight & Line of Credit (OLOC) Advances	2,525,706	2.91	3,668,773	3.77
All other categories	4,211,797	4.85	3,836,800	3.95

Total par value	86,832,301	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	1,686,167		1,574,044
Fair value option valuation adjustments and accrued interest	5,141		5,402

Total	$88,523,609		$98,797,497

Adjustable Rate Advances (“ARC Advances”) — Outstanding balances are concentrated with some of our largest members.  Decrease in ARC Advances was largely due to prepayments by one member totaling $6.8 billion during the 2015 first quarter, and an additional $6.0 billion was allowed to mature by the member and was not replaced.  The member has an additional $15.3 billion at March 31, 2015, and $2.5 billion is expected to mature within the current year.  As with any member, we are unable to predict with certainty if the borrowings will be rolled over at their maturities.  New ARC advances borrowed by other members totaled $5.6 billion in the 2015 first quarter.

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

Fixed-rate Advances — Medium and long-term fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances has remained steady in the first quarter of 2015, and outstanding balances remain substantially unchanged at March 31, 2015 compared to December 31, 2014.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Balances stood at $13.7 billion at March 31, 2015, compared to $14.0 billion at December 31, 2014.   Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances of advances that are putable or callable have declined steadily over the years.

Short-term Advances — Member demand for short-term fixed-rate advances was weak in the current year first quarter, declining to $7.7 billion at March 31, 2015, compared to $10.0 billion at December 31, 2014.  Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Overnight Advance balances declined to $2.5 billion at March 31, 2015, compared to $3.7 billion at December 31, 2014.  Fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

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

The FHLBNY’s loan and collateral agreements give us a security interest in assets held by borrowers that is sufficient to cover their obligations to the FHLBNY.  In order to ensure that the FHLBNY has sufficient collateral to cover credit extensions, the Bank has established a Collateral Lendable Value methodology.  This methodology determines the lendable value or amount of borrowing capacity assigned to each specific type of collateral.  For more information about the FHLBNY’s practices with respect to collateral, see the Bank’s most recent Form 10-K filed on March 23, 2015.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.2:                                       Advances by Interest-Rate Payment Terms

	March 31, 2015		December 31, 2014
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$62,300,401	71.74%	$65,248,751	67.11%
Variable-rate (b)	24,525,900	28.25	31,963,300	32.88
Variable-rate capped (c)	6,000	0.01	6,000	0.01

Total par value	86,832,301	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	1,686,167		1,574,044
Fair value option valuation adjustments and accrued interest	5,141		5,402

Total	$88,523,609		$98,797,497

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members, although demand for short-term fixed-rate advances was weak in the current year first quarter.  Demand for new long-term fixed rate advances remains weak, and only 9.9% of advances had remaining maturities of 5 years or greater at March 31, 2015 (9.6% at December 31, 2014).

(b)         In the prior year, adjustable-rate LIBOR-based advances had increased primarily due to one member’s borrowings.  In the current year first quarter, ARC Advance prepayments have driven down balances.  The FHLBNY’s larger members are generally borrowers of variable-rate advances.  The smaller members have typically remained on the side-lines in a weak economy and have not increased their borrowings despite the low short-term rates; it would appear that they have sufficient liquidity in the form of customer deposits.

(c)          Capped ARCs were not in demand in a declining interest rate environment, as members were unwilling to purchase cap options to limit their interest rate exposure.  With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.3:                                       Advances by Maturity and Yield Type

	March 31, 2015		December 31, 2014
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$24,749,303	28.50%	$27,791,626	28.59%
Due after one year	37,551,098	43.25	37,457,125	38.53

Total Fixed-rate	62,300,401	71.75	65,248,751	67.12

Variable-rate
Due in one year or less	5,255,000	6.05	15,252,400	15.69
Due after one year	19,276,900	22.20	16,716,900	17.19
Total Variable-rate	24,531,900	28.25	31,969,300	32.88
Total par value	86,832,301	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments (a)	1,686,167		1,574,044
Fair value option valuation adjustments and accrued interest (b)	5,141		5,402
Total	$88,523,609		$98,797,497

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

(a)         Hedging valuation adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances.  The application of this accounting methodology resulted in the recognition of unrealized hedge valuation gains of $1.7 billion and $1.6 billion at March 31, 2015 and December 31, 2014.  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment, and recorded fair value gains were consistent with the lower yield curves at the two balance sheet dates.  Unrealized gains from fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses on the derivatives associated with the fair value hedges of advances, thereby achieving our hedging objectives of mitigating fair value basis risk.  For more information, see Table 1.13:  Earnings Impact of Derivatives and Hedging Activities.

Hedging valuation basis adjustment gains at March 31, 2015 increased by $112.1 million compared to December 31, 2014; the valuation change was not significant relative to $44.6 billion in notional amounts of hedged advances.  The swap yield curve, points 2-years and longer had declined at March 31, 2015 relative to December 31, 2014, marking up hedge valuation gains on medium and longer term hedged advance.  This was partly offset by the impact on hedge valuations due to maturing longer term fixed-rate advances that were replaced by shorter term fixed-rate advances, the hedging valuation basis of which were relatively close to par.  The volume of advances that were hedged at March 31, 2015 was only slightly higher than at December 31, 2014 and was not a significant factor.  Declines in advances have been concentrated along ARC advances and short-term fixed-rate advances that are generally not hedged, and therefore no hedge basis adjustments were recorded for such advances.

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

Par amounts of FVO advances declined to $6.5 billion at March 31, 2015, compared to $15.7 billion at December 31, 2014.  The decline was due to borrower initiated prepayments and maturities.  We have elected the FVO on an instrument-by-instrument basis for such advances.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Disclosures in Note 16.  Fair Values of Financial Instruments.

Hedge volume — We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.4: Hedged Advances by Type

Par Amount	March 31, 2015	December 31, 2014
Qualifying Hedges
Fixed-rate bullets (a)	$31,083,144	$30,352,265
Fixed-rate putable (b)	13,320,912	13,457,912
Fixed-rate callable	10,000	15,000
Fixed-rate with embedded cap	155,075	155,075
Total Qualifying Hedges	$44,569,131	$43,980,252

Aggregate par amount of advances hedged (c)	$44,575,865	$43,988,452
Fair value basis (Qualifying hedging adjustments)	$1,686,167	$1,574,044

(a)         Generally, non-callable fixed-rate medium and longer term advances are hedged to mitigate the risk in fixed-rate lending.

(b)         Putable advances are hedged by cancellable swaps, and the paired long put and short call options mitigate the option risks; additionally, fixed-rate is synthetically converted to LIBOR, mitigating the risk in fixed-rate lending for the FHLBNY.  In a rising rate environment, swap dealers would likely exercise their call option, and the FHLBNY will exercise its put option with the member and both instruments terminate at par.  Members may borrow new advances at the then prevailing rate.  Outstanding balances have remained relatively unchanged as member demand has remained weak.

(c)          Except for an insignificant amount of derivatives that were designated as economic hedges of advances, hedged advances were in a qualifying hedging relationship.

Advances elected under the FVO — In the prior year, significant amounts of LIBOR-indexed advances had been borrowed, and election was made to account for them under the FVO.  By electing the FVO for an asset instrument (the advance), the objective is to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.5:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	March 31, 2015	December 31, 2014
Advances designated under FVO (a)	$6,500,000	$15,650,000

(a)         Advances elected under the FVO declined primarily due to prepayments by a borrower.

Advances — Call Dates and Exercise Options

Putable and callable advances are structured with one or more put or call dates.  The table offers a view of the advance portfolio, including the structured advances, with the possibility of the exercise at the first put and call date.  (dollars in thousands):

Table 4.6:                                       Advances by Put Date/Call Date (a)(b)

	March 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Due or putable in one year or less	$37,744,404	43.47%	$50,466,126	51.91%
Due or putable after one year through two years	20,681,617	23.82	17,940,868	18.45
Due or putable after two years through three years	17,065,911	19.65	16,616,563	17.09
Due or putable after three years through four years	5,094,522	5.87	5,843,231	6.01
Due or putable after four years through five years	2,697,236	3.10	2,775,510	2.86
Thereafter	3,548,611	4.09	3,575,753	3.68

Total par value	86,832,301	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	1,686,167		1,574,044
Fair value option valuation adjustments and accrued interest	5,141		5,402

Total	$88,523,609		$98,797,497

(a)         Contrasting advances by contractual maturity dates (See Note 7. Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  At March 31, 2015, the advance portfolio includes $13.7 billion of fixed-rate putable advances that contain one or more call option exercisable by the FHLBNY to terminate advances at par on agreed upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par on agreed upon dates.  When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current asset/liability hedge strategy.

(b)         Callable advances were $10.0 million at March 31, 2015, compared to $15.0 million at December 31, 2014.  With a callable advance, borrowers have purchased the option to terminate advances at par at predetermined dates.

The following table summarizes par amounts of advances that were still putable or callable (one or more pre-determined option exercise dates remaining) (par amounts, in thousands):

Table 4.7:                                       Putable and Callable Advances

	March 31, 2015	December 31, 2014
Putable/callable	$13,742,912	$13,973,412
No-longer putable/callable	$1,705,500	$1,732,000

Member demand has been weak for putable advances, which are typically medium- and long-term.

Investments

We maintain long-term investment portfolios, which are principally mortgage-backed securities issued by GSEs and U.S. Agency, a smaller portfolio of MBS issued by private enterprises, and a portfolio of securities issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity purpose, funding daily stock repurchases and redemptions, ensuring the availability of funds to meet the credit needs of our members, and also provide additional earnings.

We are subject to credit risk on our investments, generally transacted with GSEs and large financial institutions that are considered to be of investment quality.  The Finance Agency defines investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.  For more information about investment policies, restrictions and practices, see the most recent Form 10-K filed on March 23, 2015.

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments) (Carrying values; dollars in thousands):

Table 5.1:                                       Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2015	2014	Variance	Variance

State and local housing finance agency obligations (a)	$810,780	$813,080	$(2,300)	(0.28)%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	1,151,117	1,216,480	(65,363)	(5.37)
Held-to-maturity securities, at carrying value (b)	12,438,030	12,335,099	102,931	0.83
Total securities	14,399,927	14,364,659	35,268	0.25

Grantor trust (c)	22,216	17,947	4,269	23.79
Securities purchased under agreements to resell	6,000,000	800,000	5,200,000	NM
Federal funds sold	7,697,000	10,018,000	(2,321,000)	(23.17)

Total investments	$28,119,143	$25,200,606	$2,918,537	11.58%

(a)         State and local housing finance agency bonds —Bonds are classified as HTM securities, and are carried at amortized cost.  No acquisitions were made in the three months ended March 31, 2015.

(b)         Mortgage-backed securities classified as AFS — No acquisitions were made in the three months ended March 31, 2015.  AFS securities outstanding are GSE issued floating-rate Mortgage-backed securities, and are carried at fair value.

Mortgage-backed securities classified as HTM — $0.4 billion of GSE issued MBS were acquired in the three months ended March 31, 2015 and designated as HTM.  Approximately 97.4% of HTM mortgage-backed securities were GSE issued securities.

(c)         The grantor trust is classified as AFS.  $4.1 million was added to the grantor trust in the three months ended March 31, 2015. Trust funds represent investments in registered mutual funds and other fixed-income and equity. The intent is to utilize investments to fund current and potential future payments to retirees for under a nonqualified Benefits Equalization pension plan.  For more information about the pension plan, see financial statements, Note 14.  Employee Retirement Plans.

NM — Not meaningful.

Long-Term Investment Securities

Investments with original long-term contractual maturities were comprised of mortgage-backed securities, and a smaller portfolio of bonds issued by state and local housing agencies.

Pricing of GSE-issued MBS has remained tight partly due to limited supply, and partly as a result of the Federal Reserve Bank’s continued participation in the market for acquiring GSE-issued MBS.  In October 2014, the FOMC decided to conclude its asset purchase program, but to maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.  In January 2015, the FOMC reiterated its intent of maintaining the existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities.  The FOMC indicated that by maintaining this policy and by keeping the FRB’s holdings of longer-term securities at sizable levels, it should help maintain accommodative financial.

As a result of the unfavorable pricing, acquisitions were only made when pricing justified our risk/reward criteria.  Par amount of investments in MBS was $13.6 billion at March 31, 2015, an increase of $37.4 million net of paydowns and maturities, compared to the balance at December 31, 2014.  By policy, we acquire only GSE/Agency issued MBS and CMBS.

The long-term investment securities at March 31, 2015 comprising primarily of GSE-issued MBS, a small portfolio of vintage Private label MBS, and a small portfolio of housing finance agency bonds are summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $1.2 billion at March 31, 2015, almost unchanged from December 31, 2014.  Par amounts were $1.1 billion and $1.2 billion at March 31, 2015 and December 31, 2014.  No acquisitions were designated to the AFS portfolio in the current year first quarter, paydowns totaled $64.6 million; no MBS securities were sold.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at March 31, 2015 and December 31, 2014.  The AFS securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5% (also, see note below that briefly explains our risk mitigation strategy).  No securities were determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6. Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of GSE issued fixed and floating-rate MBS and a small portfolio of Private label MBS (97.4%, GSE-issued; 2.6%, PLMBS).  Securities were carried at amortized cost less adjustments for credit and non-credit OTTI losses and recoveries.  Par amounts of fixed-rate MBS were $7.1 billion and $7.2 billion at March 31, 2015 and December 31, 2014; par amounts of floating-rate MBS were $5.4 billion and $5.2 billion at March 31, 2015 and December 31, 2014.  Acquisitions in the current year quarter totaled $417.0 million, just ahead of $315.0 million in paydowns.  Certain HTM floating-rate securities are indexed to LIBOR, capped, typically between 6.5% and 7.5%.  No securities were determined to be OTTI.  For more information about HTM securities, see financial statements, Note 5. Held-to-Maturity Securities.

•                  Housing finance agency bonds, all designated as HTM, were carried at amortized cost basis of $810.8 million and $813.1 million at March 31, 2015 and December 31, 2014.  No acquisitions were made in the current year

                        first quarter.  Bonds are primarily floating rate instruments indexed to LIBOR.   No bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	March 31, 2015			December 31, 2014
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,727,784	$5,820,768	94.49%	$5,814,401	$5,883,690	89.10%
Freddie Mac	7,475,722	7,701,274	123.32	7,334,161	7,509,406	112.39
Ginnie Mae	60,670	61,096	1.00	64,294	64,762	0.99
All Others - PLMBS	324,971	394,542	5.36	338,723	411,427	5.19
Non-MBS (b)	832,996	784,105	13.74	831,027	781,325	12.73

Total Investment Securities	$14,422,143	$14,761,785	237.91%	$14,382,606	$14,650,610	220.40%

Categorized as:

Available-for-Sale Securities	$1,173,333	$1,173,333		$1,234,427	$1,234,427

Held-to-Maturity Securities	$13,248,810	$13,588,452		$13,148,179	$13,416,183

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consists of housing finance agency bonds and a grantor trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	March 31, 2015
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,598	$12,124,729	$190,787	$32,806	$88,110	$12,438,030
State and local housing finance agency obligations	54,400	720,130	36,250	—	—	810,780

Total Long-term securities	$55,998	$12,844,859	$227,037	$32,806	$88,110	$13,248,810

	December 31, 2014
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,679	$12,009,235	$198,142	$33,412	$92,631	$12,335,099
State and local housing finance agency obligations	54,400	722,430	36,250	—	—	813,080

Total Long-term securities	$56,079	$12,731,665	$234,392	$33,412	$92,631	$13,148,179

See footnotes (a) and (b) under Table 5.4

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	March 31, 2015			December 31, 2014
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$1,151,117	$—	$1,151,117	$1,216,480	$—	$1,216,480
Other - Grantor trust	—	22,216	22,216	—	17,947	17,947

Total Available-for-sale securities	$1,151,117	$22,216	$1,173,333	$1,216,480	$17,947	$1,234,427

Footnotes to Table 5.3 and Table 5.4

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

External credit rating information has been provided in Table 5.3 and Table 5.4 as the information is used as another data point to supplement our credit quality indicators, and they serve as a useful indicator when analyzing the degree of credit risk to which we are exposed.  Significant changes in credit ratings classifications of our investment securities portfolio could indicate increased credit risk for us that could be accompanied by a reduction in the fair values of our investment securities portfolio.

Fair Value Levels of investment securities, and Unrecognized and Unrealized holding losses

To compute fair values at March 31, 2015 and December 31, 2014, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2015		December 31, 2014
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$55,769	1.08%	$—	—%
Due after one year through five years	2,755,678	2.09	2,561,843	1.99
Due after five years through ten years	4,334,538	2.41	4,422,409	2.52
Due after ten years	6,472,552	1.60	6,597,937	1.62

Total mortgage-backed securities	$13,618,537	1.96%	$13,582,189	1.98%

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

No OTTI was recorded in any periods in this report.  Improvements in cash flows were identified on certain previously OTTI non-agency PLMBS in the current year first quarter, and $0.8 million was recorded as accretable yield to investment income, with an offset to the amortized cost of the securities.  The recovery in the prior year period was $0.2 million.

The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 5.6:                                       Base and Adverse Case Stress Scenarios (a)

For more information on the assumptions that were utilized in the stress test, see discussions immediately following Table 5.6.

		As of March 31, 2015
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$27,649	$—	8	$27,649	$(29)
RMBS	Alt-A	5	4,866	—	5	4,866	(20)
HEL	Subprime	30	279,607	—	30	279,607	(3,136)
Manufactured housing	Subprime	2	89,584	—	2	89,584	—
Total Securities		45	$401,706	$—	45	$401,706	$(3,185)

		As of December 31, 2014
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$30,523	$—	8	$30,523	$(60)
RMBS	Alt-A	5	5,030	—	5	5,030	—
HEL	Subprime	30	289,006	—	30	289,006	(1,843)
Manufactured housing	Subprime	2	93,704	—	2	93,704	—
Total Securities		45	$418,263	$—	45	$418,263	$(1,903)

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

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.7:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	March 31, 2015			December 31, 2014
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$25,545	$2,104	$27,649	$28,381	$2,142	$30,523
Alt-A	3,268	1,598	4,866	3,351	1,679	5,030
Total private-label RMBS	28,813	3,702	32,515	31,732	3,821	35,553

Home Equity Loans
Subprime	236,445	43,162	279,607	244,212	44,794	289,006

Manufactured Housing Loans
Subprime	89,584	—	89,584	93,704	—	93,704
Total UPB of private-label MBS (b)	$354,842	$46,864	$401,706	$369,648	$48,615	$418,263

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

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.8:                                       PLMBS by Year of Securitization and External Rating

	March 31, 2015
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$9,373	$—	$—	$—	$—	$9,373	$8,687	$(288)	$8,535
2005	7,719	—	—	—	—	7,719	7,184	—	7,741
2004 and earlier	10,557	—	6,087	2,366	—	2,104	10,511	(97)	10,560
Total RMBS Prime	27,649	—	6,087	2,366	—	19,196	26,382	(385)	26,836
Alt-A
2004 and earlier	4,866	1,598	—	911	1,114	1,243	4,866	(83)	4,824
Total RMBS	32,515	1,598	6,087	3,277	1,114	20,439	31,248	(468)	31,660
HEL Subprime
2004 and earlier	279,607	—	5,597	103,105	40,923	129,982	246,440	(2,943)	270,932
Manufactured Housing Loans Subprime
2004 and earlier	89,584	—	—	89,584	—	—	89,573	—	91,950
Total PLMBS	$401,706	$1,598	$11,684	$195,966	$42,037	$150,421	$367,261	$(3,411)	$394,542

	December 31, 2014
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$9,874	$—	$—	$—	$—	$9,874	$9,180	$(359)	$8,956
2005	9,095	—	—	—	—	9,095	8,530	—	9,153
2004 and earlier	11,554	—	6,775	2,637	—	2,142	11,509	(85)	11,571
Total RMBS Prime	30,523	—	6,775	2,637	—	21,111	29,219	(444)	29,680
Alt-A
2004 and earlier	5,030	1,679	—	911	1,114	1,326	5,030	(87)	5,005
Total RMBS	35,553	1,679	6,775	3,548	1,114	22,437	34,249	(531)	34,685
HEL Subprime
2004 and earlier	289,006	—	6,098	106,362	41,994	134,552	255,064	(2,860)	280,573
Manufactured Housing Loans Subprime
2004 and earlier	93,704	—	—	93,704	—	—	93,693	—	96,169
Total PLMBS	$418,263	$1,679	$12,873	$203,614	$43,108	$156,989	$383,006	$(3,391)	$411,427

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

The Finance agency regulations also permit us to extend additional unsecured credit, which could be comprised of overnight extensions and sales of Federal funds subject to continuing contract.  Our total unsecured overnight exposure to a single counterparty may not exceed twice the regulatory limit for term exposures.  We are prohibited by Finance agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.  The FHLBNY did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

For more information about our policies and practices, see the most recent Form 10-K filed on March 23, 2015.

Securities purchased with agreement to resell — As part of FHLBNY’s banking activities with counterparties, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $6.0 billion at March 31, 2015 and $800.0 million at December 31, 2014.  The balance at March 31, 2015 included $4.9 billion in the Federal Reserve Bank of New York’s Reverse Repurchase program.

For more information, see financial statements, Note 4.  Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreement to Resell.

Federal funds sold and Cash at the Federal Reserve Bank of New York — Federal funds sold at March 31, 2015 and December 31, 2014 represented overnight unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by the FHLBNY, including credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents Federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 5.9:                                       Federal Funds Sold by Domicile of the Counterparty

							Three months ended March 31,
	March 31, 2015		December 31, 2014		Balances at		Daily average
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	March 31, 2015	December 31, 2014	2015	2014

Australia	AA-	AA2	AA-	AA2	$1,000,000	$—	$254,511	$2,403,200
Canada	A to AA-	AA3 to AA1	A to AA-	AA3 to AA1	3,843,000	5,376,000	4,275,056	4,216,610
Finland	AA-	AA3	AA-	AA3	1,177,000	1,856,000	1,806,033	1,833,200
Germany	A	A3	A	A3	—	—	—	1,020,278
Netherlands	A+	AA2	A+	AA2	1,177,000	1,193,000	940,522	1,232,378
Norway	A+	A1	A+	A1	500,000	1,193,000	1,195,800	1,163,689
Sweden	AA-	AA3	AA-	AA3	—	—	1,540,333	1,417,667

Subtotal					7,697,000	9,618,000	10,012,255	13,287,022

USA	A to AA-	A1 to AA2	A to AA-	A1 to AA2	—	400,000	1,021,700	1,794,656
Total					$7,697,000	$10,018,000	$11,033,955	$15,081,678

Table 5.10:                                Cash Balances at the Federal Reserve Bank of New York

In addition, we maintained liquidity at the FRBNY.  The following table summarizes outstanding balances at March 31, 2015 and December 31, 2014 and the average balances for the three months ended March 31, 2015 and March 31, 2014 (in millions):

			Three months ended March 31,
	Balances at		Daily average
	March 31, 2015	December 31, 2014	2015	2014

Cash Balances with Federal Reserve Bank (a)	$202	$6,453	$262	$757

(a)   Lower amounts of cash balances were maintained by the FRBNY during the current year first quarter compared to 2014 periods, and were determined based on projected estimated member liquidity requirements.

Cash collateral pledged to derivative counterparties — At March 31, 2015 and December 31, 2014, we had deposited $1.2 billion and $1.1 billion in interest-earning cash as pledged collateral or as margins to derivative counterparties.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.   Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earn interest at the overnight Federal funds rate.

We generally execute derivatives with major financial institutions and enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analysis that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under ISDA agreements that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk Due to Nonperformance by Counterparties in financial statements Note 15. Derivatives and Hedging Activities.  Also see Tables 9.5 and 9.6 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost less allowance for credit losses.  Outstanding par amounts were $2.3 billion at March 31, 2015, an increase of $162.0 million, net of pay downs in the current year first quarter.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Growth has been weak primarily because of weak origination.  MPF loans are fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

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

For more information about the MPF program, see Mortgage Loans Held-for-Portfolio in the MD&A in the Bank’s most recent Form 10-K filed on March 23, 2015.

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

The following table summarizes MPF loan by product types (par value, in thousands):

Table 6.1:                                       MPF by Product Types

	March 31, 2015	December 31, 2014

Original MPF (a)	$445,105	$442,339
MPF 100 (b)	5,041	5,554
MPF 125 (c)	1,465,061	1,298,904
MPF 125 Plus (d)	170,708	183,881
Other (e)	168,933	162,158
Total par MPF loans	$2,254,848	$2,092,836

(a)         Original MPF — The first layer of losses is applied to the First Loss Account. We are responsible for the first layer of losses. The member then provides a credit enhancement up to “AA” rating equivalent. We would absorb any credit losses beyond the first two layers, though the possibility of any such loss is remote.

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                                       MPF by Conventional and Insured Loans

	March 31, 2015	December 31, 2014

Federal Housing Administration and Veteran Administration insured loans	$168,871	$162,095
Conventional loans	2,085,915	1,930,678
Others	62	63
Total par MPF loans	$2,254,848	$2,092,836

Mortgage Loans — Loss sharing and the credit enhancement waterfall

In the credit enhancement waterfall, we are responsible for the first loss layer.  The second loss layer is the amount of credit obligation that the PFI has taken on that will equate the loan to a double-A rating.  We assume all residual risk.  Also, see financial statements, Note 8. Mortgage Loans Held-for-Portfolio.

First loss layer — The amount of the first layer or the First Loss Account (“FLA”) serves as an information or memorandum account, and as an indicator of the amount of losses that the FHLBNY is responsible for in the first layer.  The table below provides changes in the FLA for the periods in this report.  Losses that exceed the liquidation value of the real property, and the value of any primary mortgage insurance (“PMI”) for loans with a loan-to-value ratio greater than 80% at origination, will be absorbed by the FHLBNY up to the FLA for each Master Commitment.

Table 6.3:                                       Roll-Forward First Loss Account (in thousands)

	Three months ended March 31,
	2015	2014
Beginning balance	$22,116	$19,716
Additions	2,078	314
Charge-offs	(129)	(39)
Ending balance	$24,065	$19,991

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

Table 6.4:                                       Second Losses and SMI Coverage (in thousands)

	March 31, 2015	December 31, 2014
Second Loss Position (a)	$95,619	$86,469
SMI Coverage - NY share only (b)	$17,593	$17,593
SMI Coverage - portfolio (b)	$17,958	$17,958

(a)         Increase due to increase in overall outstanding of MPF.

(b)         SMI coverage has remained unchanged since as no new master commitments have been added under the MPF 125 Plus Program.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan and PFI concentration:

Table 6.5:                                       Concentration of MPF Loans

	March 31, 2015		December 31, 2014
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	70.8%	60.0%	71.3%	62.0%

Table 6.6:                                       Top Five Participating Financial Institutions — Concentration (Single-family, par value, dollars in thousands)

	March 31, 2015
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$313,087	13.89%
Investors Bank	179,765	7.97
Manufacturers and Traders Trust Company	171,131	7.59
First Choice Bank	142,369	6.31
Elmira Savings Bank	134,646	5.97
All Others	1,313,788	58.27

Total	$2,254,786	100.00%

	December 31, 2014
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$312,484	14.93%
Manufacturers and Traders Trust Company	184,310	8.81
Investors Bank	170,890	8.17
Elmira Savings Bank	134,812	6.44
First Choice Bank	128,470	6.14
All Others	1,161,807	55.51

Total	$2,092,773	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $169.6 million and $172.0 million at March 31, 2015 and December 31, 2014, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets included prepayments and miscellaneous receivables, and were $15.1 million and $17.3 million at March 31, 2015 and December 31, 2014.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

The carrying value of consolidated obligation bonds outstanding was $66.1 billion at March 31, 2015 (par, $65.4 billion) compared to $73.5 billion (par, $73.0 billion) at December 31, 2014, and amounts included unrealized fair value basis adjustments.  For bonds hedged under a qualifying hedging rule, fair value losses of $600.4 million and $506.9 million were recorded at the two balance sheet dates that were computed based on changes in the benchmark rate, which is LIBOR for the FHLBNY.  For bonds elected under the FVO, valuations were the full fair values of the bonds and net unrealized valuation losses of $8.6 million and $8.1 million were recorded at March 31, 2015 and December 31, 2014.  If held to maturity, fair value losses will reverse to zero.

The carrying value of consolidated obligation discount notes outstanding was $44.9 billion (par, $44.9 billion) and $50.0 billion (par, $50.1 billion) at March 31, 2015 and December 31, 2014; amounts included unrealized valuation losses of $9.8 million and $3.1 million on discount notes elected under the FVO.  If held to maturity, fair value losses will reverse to zero.  No discount notes had been hedged under a fair value accounting hedge.  Certain discount notes were hedged under a cash flow accounting hedge, and are discussed in financial statements, Note 15. Derivatives and Hedging Activities (See Cash Flow Hedges).

Discount notes funded 37.6% of total assets at March 31, 2015, almost unchanged from 37.7% at December 31, 2014.  From time-to-time the FHLBNY may adjust its funding mix between the use of discount notes and bonds to accommodate for fluctuations in discount note pricing, and to better match its asset liability profile.  In the prior year quarters, that ratio was 28.8% at September 30, 2014, 33.8% at June 30, 2014 and 29.8% at March 31, 2014.

A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations.  Please see Table 7.10 for our credit ratings.

The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  For more information about these programs, see our most recent Form 10-K filed on March 23, 2015.

Joint and Several Liability

Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  For more information, see Note 17.  Commitments and Contingencies.

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	March 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$48,510,810	74.12%	$53,659,055	73.51%
Fixed-rate, callable	8,494,500	12.98	9,419,500	12.90
Step Up, callable	1,890,000	2.89	2,040,000	2.80
Step Down, callable	25,000	0.04	25,000	0.03
Single-index floating rate	6,525,000	9.97	7,855,000	10.76

Total par value	65,445,310	100.00%	72,998,555	100.00%

Bond premiums	54,180		49,537
Bond discounts	(25,462)		(27,542)
Hedge valuation basis adjustments (a)	451,185		387,371
Hedge basis adjustments on terminated hedges (b)	149,216		119,500
FVO (c) - valuation adjustments and accrued interest	8,649		8,122

Total Consolidated obligation-bonds	$66,083,078		$73,535,543

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

(a)         Hedge valuation basis — The reported carrying values of hedged consolidated bonds are adjusted for changes to their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedged debt.  The application of the accounting methodology resulted in the recognition of $451.2 million in hedge valuation basis losses at March 31, 2015, compared to losses of $387.4 million at December 31, 2014.  Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were on average short- and medium-term.  Generally, hedge valuation basis are unrealized and will reverse to zero if held to their maturity or their call dates.

Most of our existing hedged bonds are fixed-rate liabilities, which had been issued at higher coupons in prior years at the then prevailing higher interest rate environment.  In a lower interest rate environment at March 31, 2015 and December 31, 2014, these fixed-rate bonds with relatively higher coupons reported unrealized fair value basis losses.  The swap yield curve, at points 2-years and longer, had declined at March 31, 2015 relative to December 31, 2014, as observed market yields declined, causing fair values to further decline and valuation losses to increase on medium and longer term hedged consolidated obligation bonds, and the unfavorable valuation changes were partly offset by two primary factors.  First, certain bonds were de-designated from qualifying hedge relationships in the current year quarter as part of asset/liability management strategies that resulted in the reclassification of valuation basis from the hedged category to the terminated hedge category (see discussions below).  Additionally, as longer dated hedged bonds matured, previously recorded hedge valuations reversed at their maturities; bonds replaced by new issuances were at market rates, the hedging valuation basis of which were relatively close to par.   More information is provided in Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — When hedges are terminated before their stated maturities, the hedge valuation basis of the debt at the hedge termination date are no longer adjusted for changes in the benchmark rate; the remaining valuation basis is amortized on a level yield method as a reduction of Interest expense if the basis is a cumulative loss, so that at maturity, the basis is reversed to zero.  Unamortized basis adjustments on terminated hedges were losses of $149.2 million and $119.5 million at March 31, 2015 and December 31, 2014.  Increase in basis represents additional hedges that were terminated in the current year quarter, and amounts were reclassified from hedge valuation basis to this category.

(c)          FVO fair values — Carrying values of bonds elected under the FVO include valuation adjustments to recognize changes in their full fair value, which includes accrued interest payable.  The discounting basis for computing changes in fair values of bonds elected under the FVO is the observable FHLBank CO bond yield curve.  Valuation adjustments of $8.6 million and $8.1 million at March 31, 2015 and December 31, 2014 represented the premium over market values.  The periodic accrued but unpaid interest payable was also a significant component of the valuation basis at the two dates. Volume of bonds elected under the FVO was $15.7 billion at March 31, 2015, compared to $19.5 billion at December 31, 2014.  All FVO bonds are short or medium term and fluctuations in their valuation, excluding interest payable, were not significant as the bonds re-price relatively frequently to market indices, remaining near to par, although there could be inter-period volatility over the life cycle of the bonds.

We have elected the FVO on an instrument-by-instrument basis.  For bonds elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.   More information about debt elected under the FVO is provided in financial statements, Note 16.  Fair Values of Financial Instruments (See Fair Value Option Disclosures).

Hedge volume — Tables 7.2 — 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	March 31, 2015	December 31, 2014
Qualifying Hedges
Fixed-rate bullet bonds	$24,439,250	$25,263,825
Fixed-rate callable bonds	7,991,000	9,436,000
	$32,430,250	$34,699,825

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

Table 7.3:                                       Bonds Elected under the Fair Value Option (FVO)

(Economically hedged)

	Consolidated Obligation Bonds
Par Amount	March 31, 2015	December 31, 2014

Bonds designated under FVO	$15,663,730	$19,515,080

Bonds elected under the FVO were generally economically hedged by interest rate swaps.  Election of short-term bonds under the FVO has largely been in parallel with the election of advances under the FVO.  By electing the FVO of both the liability (Consolidated bond) and the asset (Advances), we have reduced the potential earnings volatility if the advance asset was marked to fair value and the debt liability was not marked to fair value.  We elected to account for the bonds under the FVO as we were unable to assert with confidence that the short- and intermediate-term bonds, or with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  We opted instead to elect to hedge such FVO bonds on an economic basis with an interest rate swap.  Table 7.4 below provides more information.  Also, see financial statements, Fair Value Option disclosures in Note 16.  Fair Values of Financial Instruments.

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

Table 7.4:                                       Economically Hedged Bonds

(Excludes consolidated obligation bonds elected under the FVO and hedged economically)

	Consolidated Obligation Bonds
Par Amount	March 31, 2015	December 31, 2014
Bonds designated as economically hedged
Floating-rate bonds (a)	$—	$500,000
Fixed-rate bonds (b)	390,000	195,000
	$390,000	$695,000

(a)         Floating-rate debt — No floating rate debt was outstanding at March 31, 2015.  At December 31, 2014, floating-rate bonds were indexed to 1-month LIBOR and swapped in economic hedges to 3-month LIBOR with the execution of basis swaps.  The bonds matured in the current year quarter and were not replaced.

(b)         Fixed-rate debt — Bonds that were previously hedged and have fallen out of effectiveness.  The unamortized basis was not significant.

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	March 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$44,725,125	68.34%	$51,141,505	70.05%
Due or callable after one year through two years	9,989,415	15.26	11,638,090	15.94
Due or callable after two years through three years	4,049,930	6.19	3,808,800	5.22
Due or callable after three years through four years	2,045,460	3.13	1,457,280	2.00
Due or callable after four years through five years	958,600	1.46	1,203,500	1.65
Thereafter	3,676,780	5.62	3,749,380	5.14

Total par value	65,445,310	100.00%	72,998,555	100.00%

Bond premiums	54,180		49,537
Bond discounts	(25,462)		(27,542)
Hedge valuation basis adjustments	451,185		387,371
Hedge basis adjustments on terminated hedges	149,216		119,500
FVO - valuation adjustments and accrued interest	8,649		8,122

Total bonds	$66,083,078		$73,535,543

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable Bonds

	March 31, 2015	December 31, 2014
Callable	$10,409,500	$11,484,500
Non-Callable	$55,035,810	$61,514,055

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	March 31, 2015	December 31, 2014
Par value	$44,937,674	$50,054,103
Amortized cost	$44,914,010	$50,041,041
Fair value option valuation adjustments (a)	9,759	3,064
Total discount notes	$44,923,769	$50,044,105
Weighted average interest rate	0.11%	0.08%

(a)         Carrying values of discount notes elected under the FVO include valuation adjustments to recognize changes in fair values.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  Consolidated obligation discount notes elected under the FVO were exhibiting fair value losses due to declining yields of equivalent maturity discount notes offered in the bond markets.  Valuation adjustments at March 31, 2015 and December 31, 2014 represented the premium over market values, including unamortized discounts.  If held to maturity, valuation gains and losses will reverse to zero at maturity.

The following table summarizes discount notes under the FVO (par amounts, in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

Par Amount	March 31, 2015	December 31, 2014

Discount Notes designated under FVO (a)	$13,112,067	$7,886,963

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.

For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (par amounts, in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2015	December 31, 2014
Discount notes hedged under qualifying hedge (a)	$1,256,000	$1,256,000

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

Recent Rating Actions

Table 7.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at April 30, 2015.

Table 7.10:                                FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2014	August 19, 2014	AA+/A-1+	Stable/Affirmed	December 22, 2014	Aaa/P-1	Stable/Affirmed
				July 2, 2014	Aaa/P-1	Stable/Affirmed

2013	June 10, 2013	AA+/A-1+	Stable/Affirmed	July 18, 2013	Aaa/P-1	Stable/Affirmed
				April 13, 2013	Aaa/P-1	Negative/Affirmed

2012	August 15, 2012	AA+/A-1+	Negative/Affirmed	August 15, 2012	Aaa/P-1	Negative/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $119.3 million and $120.5 million at March 31, 2015 and December 31, 2014.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities — Amounts outstanding were $117.3 million and $122.4 million at March 31, 2015 and December 31, 2014.  Other liabilities comprised of unfunded pension liabilities, pass through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.  Other liabilities declined primarily due to lower amounts of pass-through reserves and the miscellaneous liabilities.  For more information about pass-through reserves, see financial statements, Note 3.  Cash and Due from Banks.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                                       Stockholders’ Capital

	March 31, 2015	December 31, 2014
Capital Stock (a)	$5,112,433	$5,580,073
Unrestricted retained earnings (b)	868,980	862,672
Restricted retained earnings (c)	237,744	220,099
Accumulated Other Comprehensive Loss	(157,070)	(136,986)
Total Capital	$6,062,087	$6,525,858

(a)         Stockholders’ Capital — Capital stock declined by $467.6 million primarily due to decrease in advances outstanding and a corresponding decrease in the required “activity” stock to collateralize advances.  When advance matures or are prepaid, the excess capital stock is re-purchased by the FHLBNY.  For more information about activity and membership stock, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the FHLBNY’s most recent Form 10-K filed on March 23, 2015.

(b)         Unrestricted retained earnings — Net Income for current year quarter was $88.2 million; $17.6 million was set aside towards Restricted retained earnings.  From the remaining amounts, we paid $64.3 million to members as dividends in the period.  As a result, Unrestricted retained earnings increased by $6.3 million to $869.0 million at March 31, 2015.

(c)          Restricted retained earnings — Restricted retained earnings at March 31, 2015 have grown to $237.7 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to a restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  By way of reference, if the Restricted retained earnings target was to be calculated at March 31, 2015, the target amount would be $1.2 billion based on the FHLBNY’s average consolidated obligations outstanding during the previous quarter.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10-K filed on March 23, 2015.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	March 31, 2015	December 31, 2014
Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(42,290)	$(44,283)
Net unrealized gains on available-for-sale securities (b)	14,514	15,374
Net unrealized losses on hedging activities (c)	(108,257)	(86,667)
Employee supplemental retirement plans (d)	(21,037)	(21,410)
Total Accumulated other comprehensive loss	$(157,070)	$(136,986)

(a)         OTTI — No securities were deemed to be OTTI or re-impaired at March 31, 2015 or at December 31, 2014; Non-credit OTTI losses recorded in AOCI declined at March 31, 2015 due to accretion recorded as a reduction to the amounts of non-credit OTTI recognized in AOCI and a corresponding increase in the balance sheet carrying values of the securities previously deemed to be OTTI.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and the grantor trust fund classified as available-for-sale.  The pricing of the securities in the AFS portfolio were substantially all in unrealized gain positions at March 31, 2015 and December 31, 2014.

(c)          Cash flow hedge losses — Balances represent unrealized valuation losses on interest rate swaps in cash flow “rollover” strategies that hedged the variability of 91-day discount notes, which will be issued in sequence for periods up to 14 years.  Fair values of the swaps were in net unrealized loss positions primarily due to the prevailing low interest rates, relative to those prevailing when the swaps were initially executed.  Valuation losses have increased due to further decline in the long-end of the yield curve at March 31, 2015 relative to December 31, 2014.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.

Hedges of anticipatory issuance of debt — From time to time, the FHLBNY executes interest rate swaps to mitigate interest rate exposure of a future issuance of debt.  When the debt is issued, the swap is terminated and realized gains or losses are recorded in AOCI and amortized to debt interest expenses as a yield adjustment.  If the swap is outstanding, the effective portion of its fair value is also recorded in AOCI.  There were no open contracts at March 31, 2015.  Open contracts at December 31, 2014 were carried at unrealized fair value losses of $0.2 million.  For closed contracts, unamortized realized net losses were $6.6 million and $5.7 million at March 31, 2015 and December 31, 2014.  It is expected that over the next 12 months, $2.1 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

(d)         Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.  Amounts are amortized as an expense through Compensation and benefits over an actuarially determined period.  For more information, see financial statements, Note 14.  Employee Retirement Plans in the FHLBNY’s most recent Form10-K filed on March 23, 2015.

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

The following table summarizes dividends paid and payout ratios:

Table 8.3:                                       Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2015	March 31, 2014
Cash dividends paid per share	$1.16	$1.20
Dividends paid (a) (c)	$64,275	$65,315
Pay-out ratio (b)	72.85%	86.67%

(a)         In thousands.

(b)         Dividend paid during the period divided by net income for the period.

(c)          Does not include dividend paid to non-member; for accounting purposes, such dividends are recorded as interest expense.

Derivative Instruments and Hedging Activities

Interest rate swaps, swaptions, cap and floor agreements (collectively, derivatives) enable us to manage our exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments.  To a limited extent, we also use interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially lock in funding costs. Finance Agency regulations prohibit the speculative use of derivatives.  For additional information about the methodologies adopted for the fair value measurement of derivatives, see financial statements, Note 16.  Fair Values of Financial Instruments.

The following tables summarize the principal derivatives hedging strategies outstanding as of March 31, 2015 and December 31, 2014:

Table 9.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2015 Notional Amount (in millions)	December 31, 2014 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$1	$2
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$155	$155
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$10	$15
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$13,321	$13,458
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,102	$2,067
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$28,981	$28,285
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$6	$6
Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate non-putable advance converted to a LIBOR floating rate; matched to non-putable advance accounted for under fair value option	Fair Value Option	$300	$—

Table 9.2:                                       Derivative Hedging Strategies - Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2015 Notional Amount (in millions)	December 31, 2014 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$375	$180
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Economic Hedge of Fair Value Risk	$15	$15
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$7,991	$9,436
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$135	$120
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$24,304	$25,144
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$—	$78
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,256	$1,256
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$—	$500
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$1,385	$1,125
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$14,279	$18,390
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$13,112	$7,887

Table 9.3:                                       Derivative Hedging Strategies - Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2015 Notional Amount (in millions)	December 31, 2014 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$262	$220

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:                                       Derivatives Financial Instruments by Product

	March 31, 2015		December 31, 2014
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$44,569,131	$(1,699,107)	$43,980,252	$(1,585,924)
Consolidated obligations-fair value hedges	32,430,250	447,442	34,699,825	383,600
Cash Flow-anticipated transactions	1,256,000	(101,636)	1,333,600	(80,966)
Derivatives not designated as hedging instruments (b)
Advances hedges	6,734	53	8,200	67
Consolidated obligations hedges	390,000	118	695,000	(297)
Mortgage delivery commitments	23,868	80	15,536	44
Balance sheet	2,692,000	5,902	2,692,000	7,539
Intermediary positions hedges	262,000	91	220,000	73
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	300,000	(72)	—	—
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	15,663,730	(7)	19,515,080	(1,533)
Interest rate swaps-consolidated obligations-discount notes	13,112,067	1,552	7,886,963	(48)
Total notional and fair value	$110,705,780	$(1,345,584)	$111,046,456	$(1,277,445)
Total derivatives, excluding accrued interest		$(1,345,584)		$(1,277,445)
Cash collateral pledged to counterparties (d)		1,161,513		1,128,588
Cash collateral received from counterparties		(93,651)		(143,238)
Accrued interest		(21,564)		(14,024)
Net derivative balance		$(299,286)		$(306,119)
Net derivative asset balance (d)		$38,423		$39,123
Net derivative liability balance		(337,709)		(345,242)
Net derivative balance		$(299,286)		$(306,119)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Net derivative asset balance included $29.5 million and $28.9 million of excess cash collateral/margins posted by the FHLBNY to derivative counterparties at March 31, 2015 and December 31, 2014.  Excess margins are typically the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

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

Derivatives Counterparty Credit Ratings

The following tables provide NRSRO ratings, notionals and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the counterparties were in gain positions, the fair values and notionals are grouped together (in thousands):

Table 9.5:                                       Derivatives Counterparty Credit Ratings

	March 31, 2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A	$6,305,693	$12,728	$(4,912)	$7,816	$—	$7,816
Cleared derivatives	60,760,988	114,952	(88,551)	26,401	—	26,401
Excess margins posted on cleared derivatives	—	—	3,130	3,130	—	3,130
Total derivative positions with non-member counterparties to which the Bank had credit exposure	67,066,681	127,680	(90,333)	37,347	—	37,347
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	131,000	996	—	996	(996)	—
Delivery Commitments
Derivative position with delivery commitments	23,868	80	—	80	(80)	—
Total derivative position with members	154,868	1,076	—	1,076	(1,076)	—
Derivative positions with credit exposure	67,221,549	$128,756	$(90,333)	$38,423	$(1,076)	$37,347
Derivative positions without fair value credit exposure	43,484,231
Total notional	$110,705,780

	December 31, 2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$65,000	$49	$—	$49	$—	$49
Single-A	6,837,693	38,415	(29,449)	8,966	—	8,966
Cleared derivatives	56,664,433	113,651	(87,610)	26,041	—	26,041
Excess margins posted on cleared derivatives	—	—	2,927	2,927	—	2,927
Total derivative positions with non-member counterparties to which the Bank had credit exposure	63,567,126	152,115	(114,132)	37,983	—	37,983
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	110,000	1,096	—	1,096	(1,096)	—
Delivery Commitments
Derivative position with delivery commitments	15,536	44	—	44	(44)	—
Total derivative position with members	125,536	1,140	—	1,140	(1,140)	—
Derivative positions with credit exposure	63,692,662	$153,255	$(114,132)	$39,123	$(1,140)	$37,983
Derivative positions without fair value credit exposure	47,353,794
Total notional	$111,046,456

(a)             Includes excess margins posted to counterparties and to a Derivative Clearing Organization on derivatives that were classified as derivative assets, which are an exposure for the FHLBNY.

(b)             Members pledge non-cash collateral to fully collateralize their exposures.  Non-cash collateral is not deducted from net derivative assets on the balance sheet.

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) derivatives were $47.4 billion and $51.1 billion at March 31, 2015 and December 31, 2014.  For bilateral executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  We do not expect to post additional collateral.  FHLBNY is rated AA+/stable by S&P’s and AAA/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared derivatives at March 31, 2015 and December 31, 2014 were $63.2 billion and $59.8 billion.  For cleared OTC derivatives, margin requirements are determined by the DCO, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at March 31, 2015 or December 31, 2014.

Collateral and margin posted — Cash collateral, $1.2 billion and $1.1 billion, were posted to swap dealers and the DCO at March 31, 2015 and December 31, 2014.  After posting cash collateral, the fair values of our derivative instruments that were in a net liability position at March 31, 2015 and December 31, 2014 were approximately $337.7 million and $345.2 million, and represented the swap counterparties exposures in the event of non-performance by the FHLBNY to the swap contracts.

On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $53.1 million at March 31, 2015 and $56.0 million at December 31, 2014.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional amounts and fair values by country of incorporation.  (dollars in thousands):

Table 9.6:                                       FHLBNY Exposure Concentration (a)

		March 31, 2015
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparties	U.S.A.(c)	$68,708,890	62.06%	$37,347	97.20%
Member and Delivery Commitments	U.S.A.	154,868	0.14	1,076	2.80
Total Credit Exposure (Fair values, net) - Balance sheet assets		68,863,758	62.20	$38,423	100.00%

Counterparties (Liability position)				Fair Value
Counterparties	U.S.A.	23,213,985	20.97	$241,402
Counterparty	Germany	8,024,000	7.25	29,423
Counterparties	United Kingdom	7,622,477	6.89	48,661
Counterparty	Switzerland	1,980,560	1.79	10,548
Counterparties	France	855,000	0.77	537
Counterparty	Canada	146,000	0.13	7,138
		41,842,022	37.80	$337,709
Total notional		$110,705,780	100.00%

		December 31, 2014
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparties	U.S.A.(c)	$65,567,335	59.05%	$37,983	97.09%
Member and Delivery Commitments	U.S.A.	115,536	0.10	1,140	2.91
Total Credit Exposure (Fair values, net) - Balance sheet assets		65,682,871	59.15	$39,123	100.00%

Counterparties (Liability position)				Fair Value
Counterparties	U.S.A.	26,342,979	23.72	$245,789
Counterparties	United Kingdom	7,726,211	6.96	48,938
Counterparty	Germany	7,297,600	6.57	31,365
Counterparty	Switzerland	2,636,795	2.37	10,055
Counterparties	France	1,197,000	1.08	646
Counterparty	Canada	153,000	0.14	8,447
Member	U.S.A.	10,000	0.01	2
		45,363,585	40.85	$345,242
Total notional		$111,046,456	100.00%

(a)         Notional concentration — Concentration is measured by fair value exposure and not by notional amounts.  Fair values for derivative contracts in a gain position are our credit exposure due to potential non-performance of the derivative counterparties.  For derivative contracts that were in a liability position, the swap counterparties were exposed to a default or non-performance by the FHLBNY.  For such transactions, the FHLBNY’s potential exposure would be the FHLBNY’s inability to replace the contracts at a value that would be equal to or greater than the cash posted to the defaulting counterparty.

(b)         Country of incorporation is based on domicile of the ultimate parent company.

(c)          Includes cleared swaps at a Derivative clearing organization - notional amounts of $63.2 billion and $59.8 billion at March 31, 2015 and December 31, 2014.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 9.7:                                       Notional and Fair Value by Contractual Maturity

	March 31, 2015		December 31, 2014
	Notional	Fair Value (a)	Notional	Fair Value (a)
Maturity less than one year	$51,826,712	$(49,059)	$51,024,481	$(29,023)
Maturity from one year to less than three years	32,669,090	(611,183)	32,975,101	(683,825)
Maturity from three years to less than five years	14,331,267	(361,122)	13,912,725	(286,425)
Maturity from five years or greater	11,854,843	(324,300)	13,118,613	(278,216)
Delivery Commitments	23,868	80	15,536	44
	$110,705,780	$(1,345,584)	$111,046,456	$(1,277,445)

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

Deposit Liquidity. We are required to invest an aggregate amount at least equal to the amount of current deposits received from members in: (1) Obligations of the U.S. government; (2) Deposits in banks or trust companies; or (3) Advances to members with maturities not exceeding five years.   In addition to accepting deposits from our members, we may accept deposits from other FHLBanks or from any other governmental instrumentality.  We met these requirements at all times.  Quarterly average reserves and actual reserves are summarized below (in millions):

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2015	$1,502	$87,096	$85,594
December 31, 2014	1,876	85,552	83,676

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2015	$7,170	$26,994	$19,824
December 31, 2014	7,108	22,966	15,858

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2015	$4,019	$26,596	$22,577
December 31, 2014	2,975	22,881	19,906

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

Cash flows

Cash and due from banks was $204.1 million at March 31, 2015 and $6.5 billion at December 31, 2014.  Excess cash balances at March 31, 2015 were invested in overnight secured lending and unsecured investment in the Federal funds market.  See Table 5.10 for a fuller understanding of cash held at the FRBNY.  Also see Statements of Cash Flows in the financial statements.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities was $187.6 million in the current year quarter, compared to $143.6 million in the same period last year.  By way of comparison, Net income was $88.2 million in the current year period and $75.4 million in the prior year period.  Net cash flows were higher than Net income largely as a result of adjustments for non-cash fair value adjustments on derivatives and hedging activities and derivative financing elements.

Derivative financing elements have been a significant favorable reporting adjustment to Operating cash flows in each period in this report.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts, which represented interest payments to swap counterparties for the off-market swaps, were classified as Financing activities rather than Operating activities, and were $60.0 million in the current year period almost unchanged from the prior year period.

Cash flows used in investing activities — Investing activities resulted in $7.2 billion in net cash inflows in the current year period primarily due to prepayments of advances.  In the same period last year, investing activities were a net user of $903.1 million of funds primarily due to increase in overnight investments.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                               Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014

Outstanding at end of the period (a)	$44,923,769	$50,044,105	$13,386,575	$19,808,075
Weighted-average rate at end of the period	0.11%	0.08%	0.15%	0.13%
Average outstanding for the period (a)	$47,218,816	$38,712,726	$17,219,781	$27,812,583
Weighted-average rate for the period	0.10%	0.08%	0.14%	0.13%
Highest outstanding at any month-end (a)	$50,143,718	$50,044,105	$19,004,075	$33,847,000

(a)         Outstanding balances represent the carrying value of discount notes and par value of bonds (one year or less) issued and outstanding at the reported dates.

Off-Balance Sheet Arrangements, Guarantees, and Other Commitments — In accordance with regulations governing the operations of the FHLBanks, each FHLBank, including the FHLBNY, is jointly and severally liable for the FHLBank System’s consolidated obligations issued under sections 11(a) and 11(c) of the FHLBank Act.   The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor.

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

Legislative and Regulatory Developments

There have been no material changes to legislative and regulatory developments from those previously disclosed in the FHLBNY’s most recent Form 10-K filed on March 23, 2015.

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

Despite the conservative philosophy, IRR does arise from a number of aspects in our portfolio.  These include the embedded prepayment rights, refunding needs, rate resets between short-term assets and liabilities, and basis risks arising from differences between the yield curves associated with assets and liabilities.  To monitor these risks, we use certain key IRR measures including re-pricing gaps, duration of equity (“DOE”), value at risk (“VaR”), net interest income (“NII”) at risk, key rate durations (“KRD”), and forecasted dividend rates.

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, rates at March 2014, June 2014, September 2014, December 2014 and March 2015 were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the first quarter of 2014 and the first quarter of 2015):

	Base Case DOE	-200bps DOE	+200bps DOE
March 31, 2015	-0.74	N/A	0.87
December 31, 2014	-0.73	N/A	1.03
September 30, 2014	-0.36	N/A	1.14
June 30, 2014	-0.50	N/A	1.26
March 31, 2014	-0.10	N/A	1.27

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

One Year Re-pricing Gap
March 31, 2015	$5.596 Billion
December 31, 2014	$5.704 Billion
September 30, 2014	$5.675 Billion
June 30, 2014	$6.052 Billion
March 31, 2014	$5.804 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2014 and the first quarter of 2015):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
March 31, 2015	N/A	9.42%
December 31, 2014	N/A	6.94%
September 30, 2014	N/A	5.47%
June 30, 2014	N/A	6.08%
March 31, 2014	N/A	10.09%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2014 and the first quarter of 2015):

	Down- shock Change in MVE	+200bps Change in MVE
March 31, 2015	N/A	0.09%
December 31, 2014	N/A	-0.42%
September 30, 2014	N/A	-0.70%
June 30, 2014	N/A	-0.84%
March 31, 2014	N/A	-1.16%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of March 31, 2015 and December 31, 2014 (in millions):

	Interest Rate Sensitivity
	March 31, 2015
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$15,977	$140	$466	$349	$1,267
MBS Investments	6,889	358	1,380	1,976	3,049
Adjustable-rate loans and advances	24,532	—	—	—	—
Net unswapped	47,398	498	1,846	2,325	4,316

Fixed-rate loans and advances	18,207	6,604	19,346	10,633	7,510
Swaps hedging advances	40,456	(5,340)	(17,756)	(9,948)	(7,412)
Net fixed-rate loans and advances	58,663	1,264	1,590	685	98

Total interest-earning assets	$106,061	$1,762	$3,436	$3,010	$4,414

Interest-bearing liabilities:
Deposits	$1,708	$6	$—	$—	$—

Discount notes	38,971	5,950	—	—	—
Swapped discount notes	4,023	(5,279)	—	—	1,256
Net discount notes	42,994	671	—	—	1,256

Consolidated Obligation Bonds
FHLBank bonds	26,910	10,464	18,149	4,692	5,412
Swaps hedging bonds	29,478	(10,004)	(14,802)	(2,386)	(2,286)
Net FHLBank bonds	56,388	460	3,347	2,306	3,126

Total interest-bearing liabilities	$101,090	$1,137	$3,347	$2,306	$4,382
Post hedge gaps (a):
Periodic gap	$4,971	$625	$89	$704	$32
Cumulative gaps	$4,971	$5,596	$5,685	$6,389	$6,421

	Interest Rate Sensitivity
	December 31, 2014
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$19,240	$123	$410	$324	$1,247
MBS Investments	6,663	284	1,099	2,253	3,319
Adjustable-rate loans and advances	31,969	—	—	—	—
Net unswapped	57,872	407	1,509	2,577	4,566

Fixed-rate loans and advances	19,256	8,590	18,888	10,206	8,309
Swaps hedging advances	40,978	(5,916)	(17,578)	(9,309)	(8,175)
Net fixed-rate loans and advances	60,234	2,674	1,310	897	134

Total interest-earning assets	$118,106	$3,081	$2,819	$3,474	$4,700

Interest-bearing liabilities:
Deposits	$2,125	$4	$—	$—	$—

Discount notes	45,421	4,624	—	—	—
Swapped discount notes	1,789	(3,045)	—	—	1,256
Net discount notes	47,210	1,579	—	—	1,256

Consolidated Obligation Bonds
FHLBank bonds	27,331	16,590	18,411	4,997	5,815
Swaps hedging bonds	36,510	(15,866)	(15,352)	(2,596)	(2,696)
Net FHLBank bonds	63,841	724	3,059	2,401	3,119

Total interest-bearing liabilities	$113,176	$2,307	$3,059	$2,401	$4,375
Post hedge gaps (a):
Periodic gap	$4,930	$774	$(240)	$1,073	$325
Cumulative gaps	$4,930	$5,704	$5,464	$6,537	$6,862

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of March 31, 2015.  Based on this evaluation, they concluded that as of March 31, 2015, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Federal Home Loan Bank of New York is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  An ongoing dispute over the termination value of multiple derivative transactions involving the FHLBNY was previously disclosed in Part 1, Item 3 of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The FHLBNY and Lehman Brothers Special Financing, Inc. (“LBSF”) resumed mediation of that dispute on February 10, 2015.  The mediation concluded in April 2015 without a settlement.  On May 5, 2015, the FHLBNY submitted a proposed amendment to its proof of claim to reduce our claim of approximately $65 million to approximately $45 million.  This figure represents our claim for the net amount due to the FHLBNY by LBSF, after giving effect to collateral that the FHLBNY posted with LBSF.  A similar adjustment was also proposed in connection with the FHLBNY’s related proof of claim against Lehman Brothers Holdings, Inc., the guarantor of LBSF’s obligations. The FHLBNY anticipates that an adversary proceeding in the bankruptcy court will be commenced on LBSF’s behalf to resolve the competing claims.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the “Part I — Item 1A - Risk Factors” section of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

10.01	Federal Home Loan Bank of New York 2015 Incentive Compensation Plan (a)	X

10.02	Federal Home Loan Bank of New York Amended and Restated Benefit Equalization Plan, adopted April 13, 2015 (a)	X

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: May 8, 2015