Form 10-Q
period 2015-06-30
Federal Home Loan Bank of New York
filed 2015-08-07
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2015 was 53,136,598.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Federal Home Loan Bank of New York

Statements of Condition – Unaudited (In Thousands, Except Par Value of Capital Stock)

As of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
Assets
Cash and due from banks (Note 3)	$80,722	$6,458,943
Securities purchased under agreements to resell (Note 4)	3,250,000	800,000
Federal funds sold (Note 4)	7,609,000	10,018,000
Available-for-sale securities, net of unrealized gains of $13,846 at June 30, 2015 and $15,374 at December 31, 2014 (Note 6)	1,106,355	1,234,427
Held-to-maturity securities (Note 5)	13,600,732	13,148,179
Advances (Note 7) (Includes $7,262,390 at June 30, 2015 and $15,655,403 at December 31, 2014 at fair value under the fair value option)	91,296,287	98,797,497
Mortgage loans held-for-portfolio, net of allowance for credit losses of $851 at June 30, 2015 and $4,507 at December 31, 2014 (Note 8)	2,380,237	2,129,239
Accrued interest receivable	170,205	172,003
Premises, software, and equipment	10,448	10,669
Derivative assets (Note 15)	47,660	39,123
Other assets	15,779	17,288

Total assets	$119,567,425	$132,825,368

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,147,024	$1,958,518
Non-interest-bearing demand	17,152	13,401
Term	27,000	27,000

Total deposits	1,191,176	1,998,919

Consolidated obligations, net (Note 10)
Bonds (Includes $21,289,412 at June 30, 2015 and $19,523,202 at December 31, 2014 at fair value under the fair value option)	68,945,548	73,535,543
Discount notes (Includes $14,695,319 at June 30, 2015 and $7,890,027 at December 31, 2014 at fair value under the fair value option)	42,455,584	50,044,105

Total consolidated obligations	111,401,132	123,579,648

Mandatorily redeemable capital stock (Note 12)	19,035	19,200

Accrued interest payable	114,861	120,524
Affordable Housing Program (Note 11)	106,502	113,544
Derivative liabilities (Note 15)	293,570	345,242
Other liabilities	130,218	122,433

Total liabilities	113,256,494	126,299,510

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares:
53,088 at June 30, 2015 and 55,801 at December 31, 2014	5,308,812	5,580,073
Retained earnings
Unrestricted	873,359	862,672
Restricted (Note 12)	252,779	220,099
Total retained earnings	1,126,138	1,082,771
Total accumulated other comprehensive loss	(124,019)	(136,986)

Total capital	6,310,931	6,525,858

Total liabilities and capital	$119,567,425	$132,825,368

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income – Unaudited (In thousands, Except Per Share Data)

For the Three and Six Months Ended June 30, 2015 and 2014

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income
Advances, net (Note 7)	$119,953	$113,366	$251,151	$227,217
Interest-bearing deposits (Note 4)	374	279	705	510
Securities purchased under agreements to resell (Note 4)	281	85	521	148
Federal funds sold (Note 4)	2,649	2,396	5,488	4,392
Available-for-sale securities (Note 6)	2,273	2,710	4,317	5,712
Held-to-maturity securities (Note 5)	65,805	64,885	131,245	131,508
Mortgage loans held-for-portfolio (Note 8)	19,978	17,554	39,294	35,017
Loans to other FHLBanks (Note 18)	6	1	8	3

Total interest income	211,319	201,276	432,729	404,507

Interest expense
Consolidated obligations-bonds (Note 10)	81,800	78,086	160,527	155,408
Consolidated obligations-discount notes (Note 10)	22,898	16,658	46,048	34,021
Deposits (Note 9)	93	144	213	287
Mandatorily redeemable capital stock (Note 12)	170	223	426	505
Cash collateral held and other borrowings	94	10	157	11

Total interest expense	105,055	95,121	207,371	190,232

Net interest income before provision for credit losses	106,264	106,155	225,358	214,275

Provision/(Reversal) for credit losses on mortgage loans	352	(308)	540	27

Net interest income after provision for credit losses	105,912	106,463	224,818	214,248

Other income (loss)
Service fees and other	2,305	1,855	5,269	4,587
Instruments held at fair value - Unrealized (losses) gains (Note 16)	(2,868)	1,684	(5,958)	2,489

Total OTTI losses	(249)	—	(249)	—
Net amount of impairment losses reclassified to Accumulated other comprehensive loss	188	—	188	—
Net impairment losses recognized in earnings	(61)	—	(61)	—

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 15)	11,257	(1,674)	17,356	(3,796)
Losses from extinguishment of debt	(7,819)	—	(7,819)	(438)

Total other income	2,814	1,865	8,787	2,842

Other expenses
Operating	6,687	6,836	13,707	14,057
Compensation and benefits	15,081	12,787	31,252	26,945
Finance Agency and Office of Finance	3,414	3,219	7,043	6,838

Total other expenses	25,182	22,842	52,002	47,840

Income before assessments	83,544	85,486	181,603	169,250

Affordable Housing Program Assessments (Note 11)	8,372	8,571	18,203	16,976

Net income	$75,172	$76,915	$163,400	$152,274

Basic earnings per share (Note 13)	$1.45	$1.40	$3.05	$2.77

Cash dividends paid per share	$1.01	$0.96	$2.17	$2.16

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income – Unaudited (In Thousands)

For the Three and Six Months Ended June 30, 2015 and 2014

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net Income	$75,172	$76,915	$163,400	$152,274
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities
Unrealized (losses) gains	(668)	(30)	(1,528)	487
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	(188)	—	(188)	—
Accretion of non-credit portion of OTTI	2,017	2,389	4,011	4,664
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,829	2,389	3,823	4,664
Net unrealized gains/losses relating to hedging activities
Unrealized gains (losses)	31,003	(20,405)	8,908	(40,713)
Reclassification of losses included in net income	513	734	1,018	1,470
Total net unrealized gains (losses) relating to hedging activities	31,516	(19,671)	9,926	(39,243)
Pension and postretirement benefits	374	72	746	6,539
Total other comprehensive income (loss)	33,051	(17,240)	12,967	(27,553)
Total comprehensive income	$108,223	$59,675	$176,367	$124,721

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital – Unaudited (In thousands, Except Per Share Data)

For the Six Months Ended June 30, 2015 and 2014

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2013	55,714	$5,571,400	$841,412	$157,114	$998,526	$(84,272)	$6,485,654

Proceeds from issuance of capital stock	20,444	2,044,449	—	—	—	—	2,044,449
Repurchase/redemption of capital stock	(17,940)	(1,794,025)	—	—	—	—	(1,794,025)
Cash dividends ($2.16 per share) on capital stock	—	—	(118,150)	—	(118,150)	—	(118,150)
Comprehensive income (loss)	—	—	121,819	30,455	152,274	(27,553)	124,721

Balance, June 30, 2014	58,218	$5,821,824	$845,081	$187,569	$1,032,650	$(111,825)	$6,742,649

Balance, December 31, 2014	55,801	$5,580,073	$862,672	$220,099	$1,082,771	$(136,986)	$6,525,858

Proceeds from issuance of capital stock	19,659	1,965,939	—	—	—	—	1,965,939
Repurchase/redemption of capital stock	(22,290)	(2,229,021)	—	—	—	—	(2,229,021)
Shares reclassified to mandatorily redeemable capital stock	(82)	(8,179)	—	—	—	—	(8,179)
Cash dividends ($2.17 per share) on capital stock	—	—	(120,033)	—	(120,033)	—	(120,033)
Comprehensive income	—	—	130,720	32,680	163,400	12,967	176,367

Balance, June 30, 2015	53,088	$5,308,812	$873,359	$252,779	$1,126,138	$(124,019)	$6,310,931

(a) Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows – Unaudited (In Thousands)

For the Six Months Ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014
Operating activities

Net Income	$163,400	$152,274

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	42,383	(47,936)
Concessions on consolidated obligations	2,778	2,201
Premises, software, and equipment	1,869	1,748
Provision for credit losses on mortgage loans	540	27
Credit impairment losses on held-to-maturity securities	61	—
Change in net fair value adjustments on derivatives and hedging activities	100,646	172,268
Change in fair value adjustments on financial instruments held at fair value	6,973	(2,489)
Losses from extinguishment of debt	7,819	438
Net change in:
Accrued interest receivable	5,041	5,108
Derivative assets due to accrued interest	(4,739)	(2,697)
Derivative liabilities due to accrued interest	(3,116)	(5,606)
Other assets	1,976	1,404
Affordable Housing Program liability	(7,042)	(2,817)
Accrued interest payable	(5,410)	3,505
Other liabilities	(505)	(22,364)
Total adjustments	149,274	102,790
Net cash provided by operating activities	312,674	255,064
Investing activities
Net change in:
Interest-bearing deposits	175,836	152,923
Securities purchased under agreements to resell	(2,450,000)	(900,000)
Federal funds sold	2,409,000	(727,000)
Deposits with other FHLBanks	38	(102)
Premises, software, and equipment	(1,648)	(1,064)
Held-to-maturity securities:
Long-term securities
Purchased	(1,141,636)	(611,755)
Repayments	690,574	564,360
Available-for-sale securities:
Purchased	(8,333)	—
Repayments	135,241	181,111
Proceeds from sales	776	486
Advances:
Principal collected	378,971,593	337,288,782
Made	(371,689,111)	(343,494,212)
Mortgage loans held-for-portfolio:
Principal collected	127,761	84,418
Purchased	(385,004)	(118,123)
Proceeds from sales of REO	1,149	1,663
Net cash provided by (used in) investing activities	6,836,236	(7,578,513)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows – Unaudited (In Thousands)

For the Six Months Ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014
Financing activities
Net change in:
Deposits and other borrowings	$(827,945)	$(196,642)
Derivative contracts with financing element	(116,945)	(118,487)
Consolidated obligation bonds:
Proceeds from issuance	23,362,592	31,798,949
Payments for maturing and early retirement	(27,863,255)	(29,793,260)
Payments on bonds transferred to other FHLBanks (a)	(87,783)	—
Consolidated obligation discount notes:
Proceeds from issuance	102,436,665	94,231,942
Payments for maturing	(110,039,001)	(96,875,988)
Capital stock:
Proceeds from issuance of capital stock	1,965,939	2,044,449
Payments for repurchase/redemption of capital stock	(2,229,021)	(1,794,025)
Redemption of mandatorily redeemable capital stock	(8,344)	(616)
Cash dividends paid (b)	(120,033)	(118,150)
Net cash used in financing activities	(13,527,131)	(821,828)
Net decrease in cash and due from banks	(6,378,221)	(8,145,277)
Cash and due from banks at beginning of the period	6,458,943	15,309,998
Cash and due from banks at end of the period	$80,722	$7,164,721

Supplemental disclosures:
Interest paid	$200,257	$194,020
Affordable Housing Program payments (c)	$25,245	$19,793
Transfers of mortgage loans to real estate owned	$2,274	$1,309
Portion of non-credit OTTI losses on held-to-maturity securities	$188	$—
Capital stock subject to mandatory redemption reclassified from equity	$8,179	$—

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Background

The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, and is one of eleven district Federal Home Loan Banks (“FHLBanks”).  Prior to June 1, 2015, the effective date of the merger of the Federal Home Loan Bank of Seattle into the Federal Home Loan Bank of Des Moines (the surviving FHLBank), there were 12 FHLBanks.  The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”).  Each FHLBank is a cooperative owned by member institutions located within a defined geographic district.  The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.

Tax Status.  The FHLBanks, including the FHLBNY, are exempt from ordinary federal, state, and local taxation except for real property taxes.

Assessments.  Affordable Housing Program (“AHP”) Assessments — Each FHLBank, including the FHLBNY, provides subsidies in the form of direct grants and below-market interest rate advances to members, who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households.  Annually, the 11 FHLBanks must allocate the greater of $100 million or 10% of their regulatory defined net income for the Affordable Housing Program.

Note   1.                                                   Significant Accounting Policies and Estimates.

Basis of Presentation

The accompanying financial statements of the Federal Home Loan Bank of New York have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) and with the instructions provided by the SEC.  The information contained in these financial statements is unaudited.  In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made.  These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2014 included in Form 10-K filed on March 23, 2015.

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

Recently Adopted Significant Accounting Policies

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  On June 12, 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The FASB’s objective in issuing the amendments in this ASU was to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions.  Stakeholders expressed concern that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity.  Under pre-existing U.S. GAAP, a repurchase agreement that would mature at the same time as the transferred financial asset (a repurchase-to-maturity transaction) generally was not considered to maintain the transferor’s effective control.

The ASU requires two accounting changes.  First, the amendments changed the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, resulting in secured borrowing accounting for the repurchase agreement.  In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings.  This guidance became effective for the FHLBNY on January 1, 2015.  The adoption of the amended standards did not result in a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption as the FHLBNY’s outstanding transaction had been accounted for as secured lending and consistent with the ASU.  The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods after March 15, 2015.  The FHLBNY’s disclosures with respect to the secured borrowing comply with the ASU beginning with the second quarter of 2015.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  On April 9, 2012, the Federal Housing Finance Agency (“FHFA”), the FHLBank’s regulator, issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that provided two part guidance.  The first guidance, which

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

addresses the classification of assets, was adopted on January 1, 2014 as required.  Adoption had no impact on the results of operations, financial condition or cash flows.

The second guidance prescribes the timing of asset charge-offs if an asset is at 180 days or more past due, subject to certain conditions.  The guidance was effective January 1, 2015.  Under the FHLBNY’s pre-existing estimating methodology for the timing of charge-offs, the FHLBNY recorded a charge-off on MPF loans based upon the occurrence of a confirming event, typically the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure.  Adoption of the Advisory Bulletin accelerated the timing of charge-offs to the earlier of 180 days of delinquency or a confirming event.   The FHLBNY records a credit loss allowance on a loan level basis on all MPF loans delinquent 90 days or greater (for loans in bankruptcy status, an allowance is recorded regardless of delinquency status).  The amount of the allowance is based on the shortfall of the value of collateral (less estimated selling costs) to the recorded investment in the impaired loan.  As the FHLBNY begins to establish the allowance of credit losses at 90 days delinquency, the impact of adoption was not significant to its results of operations, financial condition or cash flows.

At January 1, 2015, the adoption date, the credit loss allowance on mortgage-loans that were past-due 180 days or more totaled $3.7 million, which amount was charged off, reducing the allowance for credit losses and a corresponding reduction in total loans, with no change in Total Assets and no change to earnings.

Foreclosed and Repossessed Assets.  On January 17, 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The ASU clarifies Foreclosed and Repossessed Assets, and provides guidance when consumer mortgage loans collateralized by real estate should be reclassified to Real Estate Owned (“REO”).  Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

Government-Guaranteed Mortgage loans upon foreclosure.  On August 8, 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.

ASU 2014-04 and ASU 2014-14 were effective for the FHLBNY on January 1, 2015.  Adoption did not have an impact on the FHLBNY’s financial condition, results of operations and cash flows.

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

Revenue recognition. On May 28, 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers.  The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and improve comparability of revenue recognition practices across entities and

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

industries, and provide more useful information to users of financial statements through improved disclosure requirements.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For a public entity, the effective date of the amendments under this ASU, as issued, was for reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  On April 29, 2015, the FASB issued for public comment a proposed Accounting Standards Update (ASU) that would defer the effective date of the new revenue recognition standard by one year, and would permit entities to early adopt the standard.  The comment period ended on May 29, 2015, and the FASB approved the proposed deferral period to reporting periods beginning after December 15, 2017 (January 1, 2018 for the FHLBNY), and reporting entities may choose to adopt the standard as of the original effective date.  The FHLBNY is in the process of evaluating this guidance.

Note   3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks were $46.8 million and $38.4 million as of June 30, 2015 and December 31, 2014.  The liabilities due to members were recorded in Other liabilities in the Statements of Condition.

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

The FHLBNY had deposited $1.0 billion and $1.1 billion in cash at June 30, 2015 and December 31, 2014 with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  See Credit Risk due to non-performance by counterparties in Note 15.  Derivatives and Hedging Activities.

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

At June 30, 2015 and December 31, 2014, the amounts of outstanding balances of Securities Purchased Under Agreements to Resell were $3.3 billion and $0.8 billion that matured overnight.  Of these amounts, $2.7 billion and $0.6 billion at June 30, 2015 and December 31, 2014 were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  At June 30, 2015 and December 31, 2014, U.S. Treasury securities, market values $2.7 billion and $0.6 billion, were received at BONY to collateralize the overnight investments.

The remaining overnight investments, $0.6 billion and $0.2 billion were executed bilaterally with counterparties at June 30, 2015 and December 31, 2014, and were collateralized by U.S Treasury securities with market values of $0.6 billion and $0.2 billion at those dates; securities were pledged to the FHLBNY’s custodial safekeeping account.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Securities purchased under agreements to resell averaged $1.4 billion for the three and six months ended June 30, 2015 and $0.9 billion in the twelve months ended December 31, 2014.  At June 30, 2014, outstanding balance was $0.8 billion and transaction balances averaged $0.7 billion in the same periods in the prior year.  Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.  For the three and six months ended June 30, 2015, interest income from securities purchased under agreements to resell were $281 thousand and $521 thousand, compared to interest income of $85 thousand and $148 thousand in the same periods in the prior year.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note   5.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	June 30, 2015
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$205,173	$—	$205,173	$19,052	$—	$224,225
Freddie Mac	57,554	—	57,554	4,384	—	61,938
Total pools of mortgages	262,727	—	262,727	23,436	—	286,163

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,696,775	—	2,696,775	32,536	(63)	2,729,248
Freddie Mac	1,715,767	—	1,715,767	18,066	—	1,733,833
Ginnie Mae	28,274	—	28,274	420	—	28,694
Total CMOs/REMICs	4,440,816	—	4,440,816	51,022	(63)	4,491,775

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,992,006	—	1,992,006	18,173	(4,826)	2,005,353
Freddie Mac	5,760,996	—	5,760,996	154,712	(7,921)	5,907,787
Total commercial mortgage-backed securities	7,753,002	—	7,753,002	172,885	(12,747)	7,913,140

Non-GSE MBS (c)
CMOs/REMICs	28,644	(457)	28,187	1,554	(738)	29,003

Asset-Backed Securities (c)
Manufactured housing (insured)	84,932	—	84,932	2,272	—	87,204
Home equity loans (insured)	148,221	(29,639)	118,582	54,645	(96)	173,131
Home equity loans (uninsured)	88,975	(10,364)	78,611	11,851	(2,487)	87,975
Total asset-backed securities	322,128	(40,003)	282,125	68,768	(2,583)	348,310

Total MBS	12,807,317	(40,460)	12,766,857	317,665	(16,131)	13,068,391

Other
State and local housing finance agency obligations	833,875	—	833,875	146	(46,284)	787,737

Total Held-to-maturity securities	$13,641,192	$(40,460)	$13,600,732	$317,811	$(62,415)	$13,856,128

	December 31, 2014
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$236,500	$—	$236,500	$21,891	$—	$258,391
Freddie Mac	68,510	—	68,510	5,281	—	73,791
Total pools of mortgages	305,010	—	305,010	27,172	—	332,182

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,941,093	—	2,941,093	36,164	—	2,977,257
Freddie Mac	1,895,889	—	1,895,889	19,514	—	1,915,403
Ginnie Mae	31,900	—	31,900	468	—	32,368
Total CMOs/REMICs	4,868,882	—	4,868,882	56,146	—	4,925,028

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,876,767	—	1,876,767	14,686	(3,452)	1,888,001
Freddie Mac	4,945,717	—	4,945,717	156,116	(5,666)	5,096,167
Total commercial mortgage-backed securities	6,822,484	—	6,822,484	170,802	(9,118)	6,984,168

Non-GSE MBS (c)
CMOs/REMICs	34,249	(359)	33,890	1,709	(914)	34,685

Asset-Backed Securities (c)
Manufactured housing (insured)	93,693	—	93,693	2,476	—	96,169
Home equity loans (insured)	158,233	(32,476)	125,757	59,169	(167)	184,759
Home equity loans (uninsured)	96,831	(11,448)	85,383	13,124	(2,693)	95,814
Total asset-backed securities	348,757	(43,924)	304,833	74,769	(2,860)	376,742

Total MBS	12,379,382	(44,283)	12,335,099	330,598	(12,892)	12,652,805

Other
State and local housing finance agency obligations	813,080	—	813,080	204	(49,906)	763,378

Total Held-to-maturity securities	$13,192,462	$(44,283)	$13,148,179	$330,802	$(62,798)	$13,416,183

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Securities Pledged

The FHLBNY had pledged MBS with an amortized cost basis of $9.5 million and $10.2 million at June 30, 2015 and December 31, 2014 to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Unrealized Losses

The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position.  Unrealized losses represent the difference between fair value and amortized cost.  The baseline measure of unrealized loss is amortized cost, which is not adjusted for non-credit OTTI.  Total unrealized losses in these tables will not equal unrecognized losses in the Major Security Type tables.  Unrealized losses are calculated after adjusting for credit OTTI.  In the previous tables, unrecognized losses are adjusted for credit and non-credit OTTI.

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	June 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$99,973	$(27)	$266,813	$(46,257)	$366,786	$(46,284)
MBS Investment Securities
MBS-GSE
Fannie Mae	651,929	(4,889)	—	—	651,929	(4,889)
Freddie Mac	1,243,940	(6,251)	165,583	(1,670)	1,409,523	(7,921)
Total MBS-GSE	1,895,869	(11,140)	165,583	(1,670)	2,061,452	(12,810)
MBS-Private-Label	—	—	57,852	(3,016)	57,852	(3,016)
Total MBS	1,895,869	(11,140)	223,435	(4,686)	2,119,304	(15,826)
Total	$1,995,842	$(11,167)	$490,248	$(50,943)	$2,486,090	$(62,110)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$49,997	$(3)	$269,642	$(49,903)	$319,639	$(49,906)
MBS Investment Securities
MBS-GSE
Fannie Mae	397,554	(1,153)	272,592	(2,299)	670,146	(3,452)
Freddie Mac	726,865	(348)	441,713	(5,318)	1,168,578	(5,666)
Total MBS-GSE	1,124,419	(1,501)	714,305	(7,617)	1,838,724	(9,118)
MBS-Private-Label	53	(1)	61,771	(3,390)	61,824	(3,391)
Total MBS	1,124,472	(1,502)	776,076	(11,007)	1,900,548	(12,509)
Total	$1,174,469	$(1,505)	$1,045,718	$(60,910)	$2,220,187	$(62,415)

At June 30, 2015 and December 31, 2014, the FHLBNY’s investments in housing finance agency bonds had gross unrealized losses totaling $46.3 million and $49.9 million.  These gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of June 30, 2015, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  As a result, the FHLBNY expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the FHLBNY may experience OTTI in future periods.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$30,780	$30,065	$33,990	$33,069
Due after five years through ten years	37,555	36,616	37,615	36,771
Due after ten years	765,540	721,056	741,475	693,538
State and local housing finance agency obligations	833,875	787,737	813,080	763,378

Mortgage-backed securities
Due in one year or less	44,488	44,472	—	—
Due after one year through five years	2,807,243	2,857,164	2,561,843	2,589,028
Due after five years through ten years	4,836,724	4,951,571	4,380,717	4,519,973
Due after ten years	5,118,862	5,215,184	5,436,822	5,543,804
Mortgage-backed securities	12,807,317	13,068,391	12,379,382	12,652,805
Total Held-to-maturity securities	$13,641,192	$13,856,128	$13,192,462	$13,416,183

(a)         Amortized cost is after adjusting for a net unamortized premium of $37.9 million and $38.3 million at June 30, 2015 and December 31, 2014.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	June 30, 2015		December 31, 2014
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,490,167	$1,489,521	$1,595,060	$1,594,475
Floating	2,969,594	2,969,594	3,296,156	3,296,156
Total CMO	4,459,761	4,459,115	4,891,216	4,890,631
CMBS
Fixed	5,144,780	5,144,780	5,009,903	5,009,903
Floating	2,608,222	2,608,222	1,812,581	1,812,581
Total CMBS	7,753,002	7,753,002	6,822,484	6,822,484
Pass Thru (a)
Fixed	522,359	483,358	588,326	545,493
Floating	72,195	71,382	77,356	76,491
Total Pass Thru	594,554	554,740	665,682	621,984
Total MBS	12,807,317	12,766,857	12,379,382	12,335,099
State and local housing finance agency obligations
Fixed	13,620	13,620	16,610	16,610
Floating	820,255	820,255	796,470	796,470
Total State and local housing finance agency obligations	833,875	833,875	813,080	813,080
Total Held-to-maturity securities	$13,641,192	$13,600,732	$13,192,462	$13,148,179

(a)   Includes MBS supported by pools of mortgages.

Impairment Analysis (OTTI) of GSE-issued and Private Label Mortgage-backed Securities

The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE- issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities.  Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE — issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 23, 2015.

OTTI — One PLMBS, that had been determined to be OTTI in a prior year, was re-impaired, and credit OTTI of $61 thousand was recorded at June 30, 2015.  The re-impairment was due to further deterioration in the credit performance metrics of the security.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents the key characteristics of one security that was determined to be re-impaired or OTTI (in thousands):

	Three months ended June 30,		Three months ended		Six months ended
	2015 (a)		June 30, 2015		June 30, 2015
	OTTI Bond		OTTI (b)		OTTI (b)
		Fair	Credit	Non-credit	Credit	Non-credit
Security Classification	UPB	Value	Loss	Loss	Loss	Loss

RMBS-Prime	$5,010	$4,102	$(61)	$(188)	$(61)	$(188)
Total Securities	$5,010	$4,102	$(61)	$(188)	$(61)	$(188)

(a)         Unpaid principal balance and fair value of the security deemed to be OTTI at the OTTI determination during the quarter end dates.

(b)         Represent total OTTI recorded at the OTTI determination quarter end dates.  If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, an OTTI is considered to have occurred because the entire amortized cost basis of the security will not be recovered.  The credit-related OTTI is recognized in earnings.  The non-credit portion of OTTI, which represents the fair value loss of an OTTI security (excluding the amount of credit loss), is recognized in AOCI.

Based on cash flow testing, the Bank believes no additional OTTI exists for the remaining investments at June 30, 2015.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at June 30, 2015, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$34,121	$36,307	$34,893	$36,543
Additional credit losses for which an OTTI charge was previously recognized	61	—	61	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(832)	(57)	(1,604)	(293)
Ending balance	$33,350	$36,250	$33,350	$36,250

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, the reliance period is through June 30, 2016 (1 year).  For bond insurer Ambac, the reliance period is through June 30, 2019 (4 years) and is limited to cover 45% of shortfalls.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for private-label MBS at June 30, 2015 and December 31, 2014, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at June 30, 2015
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-5.2	1.7	0.0-23.7	18.1	0.0-55.0	35.4
RMBS Alt-A (d)	1.0-5.6	1.5	2.0-6.7	3.9	30.0-30.0	30.0
HEL Subprime (e)	1.0-10.4	3.8	2.0-23.4	4.1	21.4-100.0	62.1
Manufactured Housing Loans	2.4-4.2	3.6	2.5-4.0	3.0	79.8-84.5	82.9

	Key Base Assumptions - All PLMBS at December 31, 2014
	CDR% (a)		CPR% (b)		Loss Severity% (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-5.1	1.7	12.1-29.6	22.9	34.4-83.8	54.3
RMBS Alt-A (d)	1.0-7.0	1.7	2.0-8.4	5.3	30.0-30.0	30.0
HEL Subprime (e)	1.0-10.3	3.8	2.0-23.9	4.9	22.7-100.0	65.7
Manufactured Housing Loans	2.8-4.1	3.6	2.7-3.8	3.1	76.0-83.3	80.6

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

(d)         CMOs/REMICS private-label MBS.

(e)          Residential asset-backed MBS.

Significant Inputs

For determining the fair values of all MBS, the FHLBNY has obtained pricing from four pricing services; the prices were clustered, averaged, and then assessed qualitatively before adopting the “final price”.  Disaggregation of the Level 3 bonds is by collateral type supporting the credit structure of the PLMBS, and the FHLBNY deems that no further disaggregation is necessary for a qualitative understanding of the sensitivity of fair values.  The table below provides a distribution of the prices, and the final price adopted for determining OTTI for the one security in the second quarter of 2015 (dollars in thousands except for price):

	Significant Inputs
	Securities deemed OTTI at June 30, 2015
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price

Private Label RMBS - Prime Bond 1	$4,102	$4,102	$4,102	3	$79.06-85.14	$81.88
Total OTTI PLMBS	$4,102	$4,102	$4,102

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 6.                                                         Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value, and at June 30, 2015 and December 31, 2014, no AFS security was Other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$574	$—	$—	$574
Equity funds (a)	12,887	1,667	—	14,554
Fixed income funds (a)	11,157	—	(201)	10,956
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,026,772	11,929	—	1,038,701
CMBS-Floating	41,119	451	—	41,570
Total Available-for-sale securities	$1,092,509	$14,047	$(201)	$1,106,355

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$537	$—	$—	$537
Equity funds (a)	9,310	1,579	(7)	10,882
Fixed income funds (a)	6,399	146	(17)	6,528
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,161,115	13,156	—	1,174,271
CMBS-Floating	41,692	517	—	42,209
Total Available-for-sale securities	$1,219,053	$15,398	$(24)	$1,234,427

(a)         The FHLBNY has a grantor trust, the intent of which is to set aside cash to meet current and future payments for a supplemental unfunded pension plan.  Neither the pension plan or employees own the trust.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values are readily available and investments are redeemable at short notice.  The mutual funds used to manage the assets of the Grantor trust will be sufficiently liquid to enable the trust to meet all future liabilities.  Liquidity shall be assured by keeping an adequate amount of short term investments in the portfolio to accommodate the cash needs of the trust. Dividend income and gains and losses from sales of funds were $105.3 thousand and $816.6 thousand for the three and six months ended June 30, 2015, compared to $105.2 thousand and $156.2 thousand for the same periods of prior year and were recorded in Other income.

Unrealized Losses — MBS Classified as AFS Securities

No MBS security was in an unrealized loss position at June 30, 2015 or at December 31, 2014.

Impairment Analysis of AFS Securities — The FHLBNY’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations, which are “pass through” securities, and floating rate CMBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after five years through ten years	$41,119	$41,570	$41,692	$42,209
Due after ten years	1,026,772	1,038,701	1,161,115	1,174,271
Fixed income/bond funds, equity funds and cash equivalents (b)	24,618	26,084	16,246	17,947

Total Available-for-sale securities	$1,092,509	$1,106,355	$1,219,053	$1,234,427

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trust are determined to be redeemable at short notice.

(c)          Amortized cost is after adjusting for net unamortized discounts of $3.4 million and $3.8 million at June 30, 2015 and December 31, 2014.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$1,026,772	$1,038,701	$1,161,115	$1,174,271
CMBS floating - LIBOR	41,119	41,570	41,692	42,209

Total Mortgage-backed securities (a)	$1,067,891	$1,080,271	$1,202,807	$1,216,480

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 7.                                                         Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2015			December 31, 2014
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$36,058,444	1.02%	40.09%	$43,044,026	0.68%	44.28%
Due after one year through two years	18,747,780	1.61	20.85	17,322,868	2.10	17.82
Due after two years through three years	15,659,678	1.69	17.41	15,775,401	1.71	16.23
Due after three years through four years	5,496,727	1.96	6.11	7,053,431	2.10	7.26
Due after four years through five years	6,365,570	2.49	7.08	4,655,510	2.41	4.79
Thereafter	7,607,370	2.78	8.46	9,366,815	2.81	9.62

Total par value	89,935,569	1.57%	100.00%	97,218,051	1.49%	100.00%

Hedge valuation basis adjustments (b)	1,356,328			1,574,044
Fair value option valuation adjustments and accrued interest (c)	4,390			5,402

Total	$91,296,287			$98,797,497

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

The FHLBNY closely monitors the creditworthiness of the institutions to which it lends.  The FHLBNY also closely monitors the quality and value of the assets that are pledged as collateral by its members.  The FHLBNY’s members are required to pledge collateral to secure advances.  Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) U.S. Treasury and government-agency securities; (3) mortgage-backed securities; and (4) certain other collateral which is real estate related and has a readily ascertainable value, and in which the FHLBNY can perfect a security interest.  The FHLBNY has the right to take such steps, as it deems necessary to protect its secured position on outstanding advances, including requiring additional collateral (whether or not such additional collateral would otherwise be eligible to secure a loan; and the provision would benefit the FHLBNY in a scenario when a member defaults).  The FHLBNY also has a statutory lien under the FHLBank Act on members’ capital stock, which serves as further collateral for members’ indebtedness to the FHLBNY.

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19.  Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 18.2% and 17.4% of total advances at June 30, 2015 and December 31, 2014.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of June 30, 2015 and December 31, 2014, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The FHLBNY classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.  Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$305,661	13.09%	$327,112	15.63%
Fixed long-term single-family mortgages	2,030,199	86.91	1,765,661	84.37
Multi-family mortgages	61	—	63	—
Total par value	2,335,921	100.00%	2,092,836	100.00%
Unamortized premiums	45,668		41,046
Unamortized discounts	(2,327)		(2,544)
Basis adjustment (b)	1,826		2,408
Total mortgage loans held-for-portfolio	2,381,088		2,133,746
Allowance for credit losses (c)	(851)		(4,507)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,380,237		$2,129,239

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

(c)          Prior to January 1, 2015, the FHLBNY recorded a charge-off on a conventional loan generally at the foreclosure of a loan.  Beginning January 1, 2015, the FHLBNY adopted the guidance provided by the FHFA and accelerated the consideration for a charge-off when a loan was on a non-accrual status for 180 days or more.  Amount of the charge-off at 180 days is recognized to the extent the fair value of the underlying collateral, less estimated selling costs, is less than the recorded investment in the loan.  The adoption of the FHFA guidance resulted in the reclassification of $3.7 million in allowance for credit losses on loans that were on non-accrual status of 180 days or more at January 1, 2015.  The amount represented partial charge-off of such delinquent loans, and had no impact on earnings for the quarter as it was a reclassification within the Statement of Condition between the categories Allowance for credit losses and the Carrying values of the MPF loans.  For more information, see Note 2.  Recently Issued Accounting Standards and Interpretations.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $25.1 million and $22.1 million at June 30, 2015 and December 31, 2014.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $0.5 million and $1.0 million for the three and six months ended June 30, 2015, compared to $0.4 million and $0.9 million for the same periods in prior year.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Loan Losses

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The FHLBNY performs periodic reviews of individual impaired mortgage loans within the MPF loan portfolio to identify the potential for credit losses inherent in the impaired loan to determine the likelihood of collection of the principal and interest.  Conventional mortgage loans that are past due 90 days or more, or modified, or loans that are in bankruptcy regardless of their delinquency status, are evaluated on a loan level basis for impairment.  The FHLBNY bases its provision for credit losses on its estimate of probable credit losses inherent in the impaired MPF loan.  The FHLBNY computes the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features (except the “First Loss Account”) to provide credit assurance to the FHLBNY.  Conventional mortgage loans, except Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”) insured loans, are analyzed under liquidation scenarios on a loan level basis, and identified losses are fully reserved.  Management determines the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.

When a loan is delinquent 90 days or more, our practice is to compare the liquidation value of the delinquent loan to its recorded investment, and to record the shortfall as an allowance for credit losses.  This methodology is applied on a loan level basis.  When a loan is delinquent 180 days or more, the FHLBNY will then charge any excess carrying value over the net realizable value of the loan to the allowance for credit losses.  When the loan is foreclosed and the FHLBNY takes possession of real estate, the balance of the loan that has not been charged off will be transferred from the loan held for portfolio category to Real Estate owned category at the lower of carrying value or net realizable value of the foreclosed loan.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Allowance for credit losses:
Beginning balance	$948	$5,945	$4,507	$5,697
Charge-offs	(449)	(305)	(4,196)	(437)
Recoveries	—	56	—	101
Provision/(Reversal) for credit losses on mortgage loans	352	(308)	540	27
Ending balance	$851	$5,388	$851	$5,388
Ending balance, individually evaluated for impairment	$851	$5,388	$851	$5,388

			June 30, 2015	December 31, 2014
Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance			$22,545	$27,389
Not impaired, no related allowance			2,187,568	1,949,490
Total uninsured mortgage loans			$2,210,113	$1,976,879

Collectively evaluated for impairment (b)
Impaired, with or without a related allowance			$2,743	$1,275
Not impaired, no related allowance			179,752	165,978
Total insured mortgage loans			$182,495	$167,253

(a)         Allowances for credit losses on individual impaired loans have generally remained flat or lower, in line with improvements in collateral values, and consistent with the improving housing prices/liquidation values of real property securing impaired loans in the states of New York and New Jersey.  As noted previously, the FHLBNY adopted the FHFA guidance effective January 1, 2015 and accelerated the timing of recording a charge-off to the earlier of foreclosure or when a loan is 180 days delinquent.  As the FHLBNY records the initial allowance for credit losses on loans delinquent 90 days or more and continues to evaluate the allowance at least quarterly, the adoption of the guidance and acceleration of the charge-off did not result in additional credit allowance.  Adoption resulted in a reclassification of $3.7 million, reducing the allowance with a corresponding reduction in the recorded investment in impaired loans.

(b)         FHA- and VA loans are collectively evaluated for impairment.  Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

Mortgage Loans — Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	June 30, 2015	December 31, 2014
Total Mortgage loans, net of allowance for credit losses (a)	$2,380,237	$2,129,239
Non-performing mortgage loans - Conventional (b)	$19,470	$24,709
Insured MPF loans past due 90 days or more and still accruing interest (b)	$2,607	$1,217

(a)         Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, and are reported at carrying value less any amounts charged-off if delinquent for 180 days.

(b)         Data in this table represents unpaid principal balance, and would not agree to data reported in other tables at “recorded investment,” which includes interest receivable.

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Interest contractually due (a)	$352	$392	$697	$778
Interest actually received	320	365	637	726

Shortfall	$32	$27	$60	$52

(a)         Represents the amount of interest accrual on non-accrual uninsured loans that were not recorded as income.  Interest received is recorded as a liability as the FHLBNY considers such amounts received as an advance from servicers that would be subject to repayment at foreclosure.  For more information about the FHLBNY’s policy on non-accrual loans, see Note 1.  Significant Accounting Policies and Estimates.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

				Three months ended	Six months ended
	June 30, 2015			June 30, 2015	June 30, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment (d)
With no related allowance:
Conventional MPF Loans (a)(b)	$18,965	$18,945	$—	$19,276	$16,514
With an allowance:
Conventional MPF Loans (a)	3,580	3,567	851	3,254	7,582
Total Conventional MPF Loans (a)	$22,545	$22,512	$851	$22,530	$24,096

	December 31, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment (d)
With no related allowance:
Conventional MPF Loans (a)(b)	$10,713	$10,692	$—	$9,754
With an allowance:
Conventional MPF Loans (a)	16,676	16,673	4,507	18,517
Total Conventional MPF Loans (a)	$27,389	$27,365	$4,507	$28,271

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

(d)         Represents average recorded investment for the three and six months ended June 30, 2015 and the twelve months ended December 31, 2014.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	June 30, 2015			December 31, 2014
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$21,445	$6,569	$—	$23,212	$6,312	$—
Past due 60 - 89 days	3,787	743	—	5,578	886	—
Past due 90 - 179 days	2,872	1,454	—	3,198	740	—
Past due 180 days or more	16,621	1,289	—	21,526	535	—
Total past due	44,725	10,055	—	53,514	8,473	—
Total current loans	2,165,326	172,440	62	1,923,302	158,780	63
Total mortgage loans	$2,210,051	$182,495	$62	$1,976,816	$167,253	$63
Other delinquency statistics:
Loans in process of foreclosure, included above	$13,240	$809	$—	$17,032	$413	$—
Number of foreclosures outstanding at period end	108	12	—	119	10	—
Serious delinquency rate (a)	0.88%	1.50%	—%	1.25%	0.76%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$19,493	$2,743	$—	$24,724	$1,275	$—
Past due 90 days or more and still accruing interest	$—	$2,743	$—	$—	$1,275	$—
Loans on non-accrual status	$19,493	$—	$—	$24,724	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$10,265	$365	$—	$10,029	$324	$—
Modified loans under MPF® program	$1,049	$—	$—	$1,009	$—	$—
Real estate owned	$2,672			$1,980

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDR.

Troubled Debt Restructurings (“TDRs”) and MPF modification standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2015.  This modification plan was made available to homeowners currently in default or imminent danger of default and only a few MPF loans had been modified under the plan and outstanding at June 30, 2015.  Due to the insignificant numbers of loans

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

modified and considered to be TDR, forgiveness and other information with respect to the modifications have been omitted.

Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balances were $0.3 million and $0.5 million at June 30, 2015 and December 31, 2014.  A MPF loan involved in the troubled debt restructuring program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a non-performing TDR loan and will continue to be evaluated individually for credit losses until the MPF loan is performing to its original terms.  The credit loss would be based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $10.3 million and $10.0 million of such loans were outstanding at June 30, 2015 and December 31, 2014.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more, and $0.3 million were deemed impaired due to their past due delinquency status at June 30, 2015.  However, no allowances for credit losses were identified with the loans as the carrying values were less than the collateral values, less selling costs.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	June 30, 2015			December 31, 2014
Recorded Investment Outstanding	Performing	Non- performing	Total TDR	Performing	Non- performing	Total TDR
Troubled debt restructurings (TDR) (a) (b) :
Loans discharged from bankruptcy	$9,978	$287	$10,265	$9,800	$229	$10,029
Modified loans under MPF® program	1,049	—	1,049	422	587	1,009
Total troubled debt restructurings	$11,027	$287	$11,314	$10,222	$816	$11,038
Related Allowance			$331			$612

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

Note 9.                                                               Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	June 30, 2015	December 31, 2014
Interest-bearing deposits
Interest-bearing demand	$1,147,024	$1,958,518
Term (a)	27,000	27,000
Total interest-bearing deposits	1,174,024	1,985,518
Non-interest-bearing demand	17,152	13,401
Total deposits (b)	$1,191,176	$1,998,919

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits (a)	$1,174,024	0.03%	$1,985,518	0.03%
Non-interest-bearing deposits	17,152		13,401
Total deposits	$1,191,176		$1,998,919

(a)         Primarily adjustable rate

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.9 trillion and $0.8 trillion as of June 30, 2015 and December 31, 2014.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	June 30, 2015	December 31, 2014

Percentage of unpledged qualifying assets to consolidated obligations	107%	107%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014

Consolidated obligation bonds-amortized cost	$68,429,950	$73,020,550
Hedge valuation basis adjustments (a)	354,416	387,371
Hedge basis adjustments on terminated hedges (b)	148,330	119,500
FVO (c) - valuation adjustments and accrued interest	12,852	8,122

Total Consolidated obligation-bonds	$68,945,548	$73,535,543

Discount notes-amortized cost	$42,437,803	$50,041,041
FVO (c) - valuation adjustments and remaining accretion	17,781	3,064

Total Consolidated obligation-discount notes	$42,455,584	$50,044,105

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2015			December 31, 2014
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$40,161,270	0.38%	58.71%	$40,697,005	0.36%	55.75%
Over one year through two years	11,649,370	0.80	17.03	12,668,090	0.64	17.35
Over two years through three years	6,290,190	1.46	9.20	8,179,800	1.27	11.21
Over three years through four years	2,928,785	1.50	4.28	2,855,780	1.43	3.91
Over four years through five years	1,796,150	1.69	2.63	2,482,500	1.53	3.40
Thereafter	5,576,230	2.85	8.15	6,115,380	2.67	8.38

Total par value	68,401,995	0.83%	100.00%	72,998,555	0.78%	100.00%

Bond premiums (b)	53,007			49,537
Bond discounts (b)	(25,052)			(27,542)
Hedge valuation basis adjustments (c)	354,416			387,371
Hedge basis adjustments on terminated hedges (d)	148,330			119,500
FVO (e) - valuation adjustments and accrued interest	12,852			8,122

Total Consolidated obligation-bonds	$68,945,548			$73,535,543

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of Interest expense of $5.3 million and $10.6 million for the three and six months ended June 30, 2015, compared to $7.9 million and $17.9 million for the same periods in the prior year.

(c)          Hedge valuation basis adjustments represent changes in the fair values of fixed-rate bonds due to changes in LIBOR, the benchmark rate for the FHLBNY in a Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a hedging relationship.  When the hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at its maturity, the unamortized basis ($148.3 million loss at June 30, 2015) is reversed to $0.  Amortization is recorded as a yield adjustment, which reduced Interest expenses by $1.4 million and $2.8 million for the three and six months ended June 30, 2015, compared to $0.7 million and $1.4 million for the same periods in the prior year.

(e)          Valuation adjustments represent changes in the full fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$51,882,495	75.85%	$53,659,055	73.51%
Fixed-rate, callable	8,333,500	12.18	9,419,500	12.90
Step Up, callable	1,036,000	1.51	2,040,000	2.80
Step Down, callable	25,000	0.04	25,000	0.03
Single-index floating rate	7,125,000	10.42	7,855,000	10.76

Total par value	68,401,995	100.00%	72,998,555	100.00%

Bond premiums	53,007		49,537
Bond discounts	(25,052)		(27,542)
Hedge valuation basis adjustments (a)	354,416		387,371
Hedge basis adjustments on terminated hedges (b)	148,330		119,500
FVO (c) - valuation adjustments and accrued interest	12,852		8,122

Total Consolidated obligation-bonds	$68,945,548		$73,535,543

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated obligation discount notes were as follows (dollars in thousands):

	June 30, 2015	December 31, 2014

Par value	$42,467,112	$50,054,103
Amortized cost	$42,437,803	$50,041,041
FVO (a) - valuation adjustments and remaining accretion	17,781	3,064
Total discount notes	$42,455,584	$50,044,105

Weighted average interest rate	0.12%	0.08%

(a)         Valuation adjustments represent changes in the full fair values of discount notes elected under the FVO.

Note 11.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 23, 2015.

The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Beginning balance	$109,572	$124,266	$113,544	$123,060
Additions from current period’s assessments	8,372	8,571	18,203	16,976
Net disbursements for grants and programs	(11,442)	(12,594)	(25,245)	(19,793)
Ending balance	$106,502	$120,243	$106,502	$120,243

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

The FHLBNY is subject to risk-based capital rules.  Specifically, the FHLBNY is subject to three capital requirements under its capital plan.  First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements as calculated in accordance with the FHLBNY policy, and rules and regulations of the Finance Agency.  Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement.  The Finance Agency may require the FHLBNY to maintain an amount of permanent capital greater than what is required by the risk-based capital requirements.  In addition, the FHLBNY is required to maintain at least a 4.0% total capital-to-asset ratio and at least a 5.0% leverage ratio at all times.  The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and non-permanent capital weighted 1.0 times divided by total assets.

The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented, and met the “adequately capitalized” classification, which is the highest rating, under the capital rule.  However, the Finance Agency has discretion to reclassify a FHLBank and to modify or add to the corrective action requirements

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	June 30, 2015		December 31, 2014
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a) (e)	$622,053	$6,453,985	$631,508	$6,682,045
Total capital-to-asset ratio	4.00%	5.40%	4.00%	5.03%
Total capital (b)	$4,782,697	$6,453,985	$5,313,015	$6,682,045
Leverage ratio	5.00%	8.10%	5.00%	7.55%
Leverage capital (c )	$5,978,371	$9,680,977	$6,641,268	$10,023,068

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assumes the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	June 30, 2015	December 31, 2014

Redemption less than one year	$92	$95
Redemption from one year to less than three years	5,695	5,159
Redemption from three years to less than five years	11,024	11,567
Redemption from five years or greater	2,224	2,379

Total	$19,035	$19,200

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Beginning balance	$19,097	$23,915	$19,200	$23,994
Capital stock subject to mandatory redemption reclassified from equity	—	—	8,179	—
Redemption of mandatorily redeemable capital stock (a)	(62)	(537)	(8,344)	(616)
Ending balance	$19,035	$23,378	$19,035	$23,378
Accrued interest payable (b)	$195	$229	$195	$229

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rates were 4.10% for June 30, 2015 and 3.90% for June 30, 2014 on mandatorily redeemable capital stock.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $252.8 million and $220.1 million as restricted retained earnings in the FHLBNY’s Capital at June 30, 2015 and December 31, 2014.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income	$75,172	$76,915	$163,400	$152,274

Net income available to stockholders	$75,172	$76,915	$163,400	$152,274

Weighted average shares of capital	52,137	55,157	53,738	55,169
Less: Mandatorily redeemable capital stock	(191)	(236)	(195)	(238)
Average number of shares of capital used to calculate earnings per share	51,946	54,921	53,543	54,931

Basic earnings per share	$1.45	$1.40	$3.05	$2.77

Note 14.                                                  Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the FHLBNY maintains a non-qualified Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The BEP is an unfunded plan.  In the first quarter of 2014, the Board of Directors of the FHLBNY voted to make changes to the Pentegra DB Plan and the BEP plan effective July 1, 2014 for new employees hired on or after the effective date; changes to the plans will reduce obligations and expenses for the new employees when the employees become eligible for the pension benefits; changes to the plans had no significant impact on the financial obligations as of June 30, 2015 or any periods in this report.

Plan amendments were also made to the Retiree Medical Benefits Plan for retired employees and for eligible employees.  Effective January 1, 2015, the Retiree Medical Benefits Plan is available to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of that date.  For those employees who qualified to remain in the plan, the current Defined Dollar Plan subsidy was reduced by 50% for all service earned after December 31, 2014, and the annual “Cost of Living Adjustment” was eliminated.  Retired employees remain eligible to participate in the Retiree Medical Benefits Plan.

For more information about employee retirement plans and plan changes and amendments, see Note 14. Employee Retirement Plans in the financial statements included in the most recent Form 10-K filed on March 23, 2015.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Defined Benefit Plan	$1,887	$243	$3,775	$485
Benefit Equalization Plan (defined benefit)	1,187	872	2,374	1,744
Defined Contribution Plan	448	392	894	793
Postretirement Health Benefit Plan	38	(6)	77	513

Total retirement plan expenses	$3,560	$1,501	$7,120	$3,535

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$184	$177	$369	$354
Interest cost	448	401	895	802
Amortization of unrecognized net loss/(gain)	568	307	1,136	614
Amortization of unrecognized past service liability	(13)	(13)	(26)	(26)

Net periodic benefit cost	$1,187	$872	$2,374	$1,744

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Service cost (benefits attributed to service during the period)	$81	$70	$162	$288
Interest cost on accumulated postretirement health benefit obligation	140	145	279	393
Amortization of loss/(gain)	258	239	517	292
Amortization of prior service (credit)/cost	(441)	(460)	(881)	(460)

Net periodic postretirement health benefit cost (a)	$38	$(6)	$77	$513

(a)         The net periodic benefit cost declined in periods subsequent to the first quarter of 2014 as a result of negative plan amendments (as defined in Accounting Standards Codification ASC 715-60-55) that reduced plan obligations by $8.8 million at March 31, 2014; the resulting gain is being amortized over an actuarially determined period, reducing net periodic benefit costs.

Key assumptions (a) and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	June 30, 2015	December 31, 2014

Weighted average discount rate	3.65%	3.65%

Health care cost trend rates:
Assumed for next year
Pre 65	7.75%	7.75%
Post 65	7.25%	7.25%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2022	2022
Post 65 Ultimate rate	5.00%	5.00%
Post 65 Year that ultimate rate is reached	2022	2022
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Principal hedging activities are summarized below:

Consolidated Obligations

The FHLBNY may manage the risk arising from changing market prices and volatility of a consolidated obligation debt by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation debt.

Fair value hedges — In a typical transaction, fixed-rate consolidated obligations are issued by the FHLBNY and we would concurrently enter into a matching derivative in which the counterparty pays to the FHLBNY fixed cash flows designed to mirror, in timing and amounts, the cash outflows the FHLBNY pays on the consolidated obligations.

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

When such transactions qualify for hedge accounting, they are treated as a Cash flow hedge.  The interest-rate swaps are recorded at fair values on the balance sheet as a derivative asset or liability, with the offset in AOCI.  Changes in fair values of the hedging derivatives are reflected in AOCI to the extent the hedges are effective.  Hedge ineffectiveness, if any, is recorded in current earnings.  Fair values of swaps in the FHLBNY’s cash flow hedge programs are reclassified from AOCI to earnings as an interest expense at the same time as when the interest expense from the discount note or the anticipated debt impacts interest expense.  Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.  The two Cash flow strategies are described below:

•                  Cash Flow Hedges of Anticipated Consolidated Bond Issuance — The FHLBNY enters into interest-rate swaps on the anticipated issuance of debt to “lock in” the interest to be paid for the cost of funding.  The swaps are terminated upon issuance of the debt instrument, and amounts recorded in AOCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.

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

Economic hedges of consolidated obligation debt — When the FHLBNY issues variable-rate consolidated obligation bonds indexed to 1-month LIBOR, the U.S. Prime rate, or Federal funds rate, it will simultaneously execute interest-rate swaps (“basis swaps”) to hedge the basis risk of the variable rate debt to 3-month LIBOR, the FHLBNY’s preferred funding base.  The basis swaps are designated as economic hedges of the floating-rate bonds because the FHLBNY deems that the operational cost of designating the hedges under accounting standards for derivatives and hedge accounting would outweigh the accounting benefits.  In this hedge, only the interest rate swap is carried at fair value.

Consolidated obligation debt elected under the Fair Value Option — An alternative to hedge accounting, which permits the debt to be carried at the benchmark (LIBOR) fair value, is to elect debt under the FVO.  Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt is reported in earnings.  The FHLBNY has elected to carry certain fixed-rate consolidated bonds and discount notes under the FVO.  For more information, see Fair Value Option Disclosures in Note 16. Fair Values of Financial Instruments.  Typically, the FHLBNY would also execute interest rate swaps to convert the fixed cash flows of the FVO debt to variable cash flows, so that changes in fair value of the swap is also reflected in earnings, creating a natural offset to the debt’s fair value change.  The interest rate swap would be designated as an economic hedge of the debt.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

The combination of the fixed rate advance and the derivative transaction effectively creates a variable rate asset.  With a putable advance borrowed by a member, the FHLBNY would purchase from the member a put option. The FHLBNY may hedge a putable advance by entering into a cancellable interest rate swap in which the FHLBNY pays to the swap counterparty fixed-rate cash flows and receives variable-rate cash flows.  The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and the FHLBNY can terminate the advance and extend additional credit to the member on new terms.  The FHLBNY also offers callable advances to members, which is a fixed-rate advance borrowed by a member.  With the advance, the FHLBNY sells to the member a call option that enables the member to terminate the advance at pre-determined exercise dates.  The FHLBNY hedges such advances by executing interest rate swaps with cancellable option features that would allow the FHLBNY to terminate the swaps also at pre-determined option exercise dates.

Advances elected under the Fair Value Option — The FHLBNY has elected to carry certain variable-rate advances under the FVO.  Once the irrevocable election is made upon issuance of the advance, the full change in fair value of the advance is reported in earnings, and provides a natural offset when a consolidated obligation debt is elected under the FVO.

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

Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the accounting standards for derivatives and hedging.  The FHLBNY accounts for them as freestanding derivatives, and records the fair values of mortgage loan delivery commitments on the balance sheet with an offset to Other income (loss) as a Net realized and unrealized gains (losses) on derivatives and hedging activities.  Fair values were not significant for all periods in this report.

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding were $91.0 million and $110.0 million at June 30, 2015 and December 31, 2014.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

Other Economic Hedges

The derivatives in economic hedges are considered freestanding and changes in the fair values of the swaps are recorded through income.  In general, economic hedges comprised of (1) interest rate caps to hedge balance sheet risk, specifically interest rate risk from certain capped floating rate investment securities, and (2) interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges.

Credit Risk Due to Non-performance by Counterparties

The contractual or notional amount of derivatives reflects the involvement of the FHLBNY in the various classes of financial instruments, and serves as a basis for calculating periodic interest payments or cash flows.  Notional amount of a derivative does not measure the credit risk exposure, and the maximum credit exposure is substantially less than the notional amount.  The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans and purchased caps and floors (“derivatives”) in a gain position if the counterparty defaults and the related collateral, if any, is of insufficient value to the FHLBNY.

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors.  The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives.  The majority of OTC derivative contracts are primarily bilateral contracts between the FHLBNY and the swap counterparties that are executed and settled bilaterally with counterparties, rather than settling the transaction with a derivative clearing house (“DCO”).  Certain of the FHLBNY’s OTC derivatives are executed

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

bilaterally with executing swap counterparties, then cleared and settled through one or more DCOs as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (“FCM”) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

Credit risk on bilateral OTC derivative contracts — For derivatives that are not eligible for clearing with a DCO under the Dodd-Frank Act, the FHLBNY is subject to credit risk as a result of non-performance by swap counterparties to the derivative agreements.  The FHLBNY enters into master netting arrangements and bilateral security agreements with all active derivative counterparties that provide for delivery of collateral at specified levels to limit the net unsecured credit exposure to these counterparties.  The FHLBNY makes judgments on each counterparty’s creditworthiness, and makes estimates of the collateral values in analyzing counterparty non-performance credit risk.  Bilateral agreements consider the credit risks and the agreement specifies thresholds to post or receive collateral with changes in credit ratings.  When the FHLBNY has more than one derivative transaction outstanding with the counterparty, and a legally enforceable master netting agreement exists with the counterparty, the net exposure (less collateral held) represents the appropriate measure of credit risk.  The FHLBNY conducts all its derivative transactions under ISDA master netting agreements.

Credit risk on OTC cleared derivative transactions — The FHLBNY’s derivative transactions that are eligible for clearing are subject to mandatory clearing rules under the Commodity Futures Trading Commission (“CFTC”) as provided under the Dodd-Frank Act.  If a derivative transaction is listed as eligible for clearing, the FHLBNY must abide by the CFTC rules to clear the transaction through a DCO.  The FHLBNY’s cleared derivatives are also initially executed bilaterally with a swap dealer (the executing swap counterparty), in the OTC market.  The clearing process requires all parties to the derivative transaction to novate the contracts to a DCO, which then becomes the counterparty to all parties, including the FHLBNY, to the transaction.

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

Typically, margin consists of “Initial margin” and “Variation margin”.  Variation margin fluctuates with the fair values of the open contracts.  Initial margin fluctuates with the volatility of the FHLBNY’s portfolio of cleared derivatives, and volatility is measured by the speed and severity of market price changes of the portfolio.  Initial margin is also posted in cash by the FHLBNY in addition to Variation margin.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

	June 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$247,681	$1,438,670	$334,655	$1,738,894
Cleared derivatives	288,914	181,788	267,317	154,591
Total gross recognized amount	536,595	1,620,458	601,972	1,893,485
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(237,541)	(1,145,187)	(324,553)	(1,393,661)
Cleared derivatives	(251,410)	(181,788)	(238,349)	(154,591)
Total gross amounts of netting adjustments and cash collateral	(488,951)	(1,326,975)	(562,902)	(1,548,252)
Net amounts after offsetting adjustments
Bilateral derivatives	10,140	293,483	10,102	345,233
Cleared derivatives	37,504	—	28,968	—
Total net amounts after offsetting adjustments	47,644	293,483	39,070	345,233
Derivative instruments -Not Nettable
Delivery commitments (a)	16	87	53	9
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$47,660	$293,570	$39,123	$345,242
Non-cash collateral received or pledged not offset (c)
Cannot be sold or repledged
Bilateral derivatives	$235	$—	$1,096	$—
Delivery commitments (a)	16	—	53	—
Total cannot be sold or repledged	251	—	1,149	—
Net unsecured amount
Bilateral derivatives	9,905	293,570	9,006	345,242
Cleared derivatives	37,504	—	28,968	—
Total Net unsecured amount (b)	$47,409	$293,570	$37,974	$345,242

(a)         Derivative instruments without legal right of offset were synthetic derivatives representing forward mortgage delivery commitments of 45 business days or less.  Amounts were not material, and it was operationally not practical to separate receivable from payables, and net presentation was adopted.  No cash collateral was involved with the mortgage delivery commitments accounted as derivatives.

(b)         Unsecured amounts represent Derivative assets and liabilities recorded in the Statements of Condition at June 30, 2015 and December 31, 2014.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.

(c)          Non-Cash collateral received or pledged not offset — Amounts represent exposure arising from derivative positions with member counterparties where we acted as an intermediary, and a small amount of delivery commitments (see footnote a).  Amounts are collateralized by pledged non-cash collateral, primarily 1-4 family housing collateral.

The gross derivative exposures as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, were $536.6 million and $602.0 million at June 30, 2015 and December 31, 2014.  Fair values amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), totaled $489.0 million and $563.0 million at those dates.  These netting adjustments included $114.7 million and $143.2 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at June 30, 2015 and December 31, 2014, and the net exposures after offsetting adjustments were $47.6 million and $39.1 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential non-performance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  Net fair values of derivatives in unrealized loss positions were $293.6 million and $345.2 million, after deducting $1.0 billion and $1.1 billion of cash collateral posted to the exposed counterparties at June 30, 2015 and December 31, 2014.  With respect to cleared derivatives, cash posted to the DCO were in excess of required margins, primarily due to the requirement to post Initial margin.  The DCO was exposed to the extent of the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and that specific exposure was not significant at June 30, 2015.

The FHLBNY is also exposed to the risk of derivative counterparties failing to return cash collateral deposited with counterparties due to counterparty bankruptcy or other similar scenarios.  If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties.  To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty.  Derivative counterparties, including the DCO, holding the FHLBNY’s cash as posted collateral, were analyzed from a credit performance perspective, and based on credit analysis and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$73,696,879	$499,970	$1,537,416
Interest rate swaps-cash flow hedges	1,346,000	5,191	76,186
Total derivatives in hedging instruments	75,042,879	505,161	1,613,602

Derivatives not designated as hedging instruments
Interest rate swaps	37,558,347	25,227	6,279
Interest rate caps or floors	2,698,000	5,552	—
Mortgage delivery commitments	26,355	16	87
Other (b)	182,000	655	577
Total derivatives not designated as hedging instruments	40,464,702	31,450	6,943

Total derivatives before netting and collateral adjustments	$115,507,581	536,611	1,620,545
Netting adjustments and cash collateral (c)		(488,951)	(1,326,975)
Net after cash collateral reported on the Statements of Condition		$47,660	$293,570

	December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$78,680,077	$578,275	$1,803,325
Interest rate swaps-cash flow hedges	1,333,600	2,176	83,142
Total derivatives in hedging instruments	80,013,677	580,451	1,886,467

Derivatives not designated as hedging instruments
Interest rate swaps	28,099,243	12,530	5,733
Interest rate caps or floors	2,698,000	7,624	—
Mortgage delivery commitments	15,536	53	9
Other (b)	220,000	1,367	1,285
Total derivatives not designated as hedging instruments	31,032,779	21,574	7,027

Total derivatives before netting and collateral adjustments	$111,046,456	602,025	1,893,494
Netting adjustments and cash collateral (c)		(562,902)	(1,548,252)
Net after cash collateral reported on the Statements of Condition		$39,123	$345,242

(a)         All derivative assets and liabilities with swap dealers and counterparties are collateralized by cash; derivative instruments are subject to legal right of offset under master netting agreements.

(b)         Other category comprised of swaps intermediated for member, and notional amounts represent purchases from dealers and sales to members.

(c)          Cash collateral and related accrued interest posted by counterparties to the FHLBNY of $114.7 million and $143.2 million at June 30, 2015 and December 31, 2014 were netted in Netting adjustments on Derivative assets; cash collateral posted by the FHLBNY of $1.0 billion and $1.1 billion at June 30, 2015 and December 31, 2014 were netted in Netting adjustments on Derivative liabilities.

Earnings Impact of Derivatives and Hedging Activities

The FHLBNY carries all derivative instruments on the Statements of Condition at fair value as Derivative Assets and Derivative Liabilities.  If derivatives meet the hedging criteria under hedge accounting rules, including effectiveness measures, changes in fair value of the associated hedged financial instrument attributable to the risk being hedged (benchmark interest-rate risk, which is LIBOR for the FHLBNY) may also be recorded so that some or all of the unrealized fair value gains or losses recognized on the derivatives are offset by corresponding unrealized gains or losses on the associated hedged financial assets and liabilities.  The net differential between fair value changes of the derivatives and the hedged items represents hedge ineffectiveness.  The net ineffectiveness from hedges that qualify under hedge accounting rules is recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.  If derivatives do not qualify for the hedging criteria under hedge accounting rules, but are executed as economic hedges of financial assets or liabilities under a FHLBNY-approved hedge strategy, only the fair value changes of the derivatives are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities in Other income (loss) in the Statements of Income.

The FHLBNY has elected to measure certain debt under the accounting designation for FVO, and has executed interest rate swaps as economic hedges of the debt.  While changes in fair values of the interest rate swap and the debt elected under the FVO are recorded in earnings in Other income (loss), the changes in the fair value changes of the swaps are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  Fair value changes of debt and advances elected under the FVO are recorded as an Unrealized (losses) or gains from Instruments held at fair value.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Components of net gains/(losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended June 30,
	2015				2014
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$332,784	$(329,199)	$3,585	$(235,325)	$(582)	$795	$213	$(250,192)
Consolidated obligations-bonds	(95,603)	96,673	1,070	56,439	67,897	(67,100)	797	64,301
Net gains (losses) related to fair value hedges	237,181	(232,526)	4,655	$(178,886)	67,315	(66,305)	1,010	$(185,891)
Cash flow hedges	—		—	$(8,703)	51		51	$(8,771)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	171		171		443		443
Caps or floors	(407)		(407)		(5,647)		(5,647)
Mortgage delivery commitments	(383)		(383)		326		326
Swaps economically hedging instruments designated under FVO	1,044		1,044		(638)		(638)
Accrued interest-swaps (a)	6,177		6,177		2,781		2,781
Net gains (losses) related to derivatives not designated as hedging instruments	6,602		6,602		(2,735)		(2,735)
Net gains (losses) on derivatives and hedging activities	$243,783	$(232,526)	$11,257		$64,631	$(66,305)	$(1,674)

	Six months ended June 30,
	2015				2014
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$212,238	$(209,713)	$2,525	$(472,535)	$111,243	$(110,397)	$846	$(502,615)
Consolidated obligations-bonds	(477)	1,974	1,497	119,100	132,151	(130,040)	2,111	122,909
Net gains (losses) related to fair value hedges	211,761	(207,739)	4,022	$(353,435)	243,394	(240,437)	2,957	$(379,706)
Cash flow hedges	(265)		(265)	$(17,327)	51		51	$(17,419)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	1,157		1,157		63		63
Caps or floors	(2,049)		(2,049)		(13,893)		(13,893)
Mortgage delivery commitments	(476)		(476)		436		436
Swaps economically hedging instruments designated under FVO	4,097		4,097		154		154
Accrued interest-swaps (a)	10,870		10,870		6,436		6,436
Net gains (losses) related to derivatives not designated as hedging instruments	13,599		13,599		(6,804)		(6,804)
Net gains (losses) on derivatives and hedging activities	$225,095	$(207,739)	$17,356		$236,641	$(240,437)	$(3,796)

(a)        Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended June 30,
	2015				2014
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$362	Interest Expense	$513	$—	$87	Interest Expense	$734	$51
Consolidated obligations-discount notes (b)	30,641	Interest Expense	—	—	(20,492)	Interest Expense	—	—
	$31,003		$513	$—	$(20,405)		$734	$51

	Six months ended June 30,
	2015				2014
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligations-bonds (a)	$(875)	Interest Expense	$1,018	$(265)	$87	Interest Expense	$1,470	$51
Consolidated obligations-discount notes (b)	9,783	Interest Expense	—	—	(40,800)	Interest Expense	—	—
	$8,908		$1,018	$(265)	$(40,713)		$1,470	$51

(a)

Hedges of anticipated issuance of debt — Amounts represented changes recorded in AOCI and earnings during the periods. The maximum period of time that the FHLBNY typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and six months. There were no open swap contracts at June 30, 2015. Notional amounts of $77.6 million were outstanding at December 31, 2014, and the fair value recorded in AOCI was an unrealized loss of $0.2 million at that date. The amounts in AOCI from closed cash flow hedges under this strategy were net unrecognized losses of $5.7 million at June 30, 2015 and December 31, 2014. It is expected that over the next 12 months, $2.0 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

(b)

Hedges of discount notes in rolling issuances — Amounts represented changes recorded in AOCI and earnings during the periods. Open swap contracts under this strategy were $1.3 billion in notional amounts at June 30, 2015 and December 31, 2014, and the fair values recorded in AOCI were net unrealized losses of $71.0 million and $80.8 million at those dates. The cash flow hedges mitigated exposure to the variability in future cash flows for a maximum period of 14 years at June 30, 2015.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 16.                                                  Fair Values of Financial Instruments.

The fair value amounts recorded on the Statements of Condition or presented in the note disclosures have been determined by the FHLBNY using available market information and best judgment of appropriate valuation methods.

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2015
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$80,722	$80,722	$80,722	$—	$—	$—
Securities purchased under agreements to resell	3,250,000	3,249,997	—	3,249,997	—	—
Federal funds sold	7,609,000	7,608,989	—	7,608,989	—	—
Available-for-sale securities	1,106,355	1,106,355	26,084	1,080,271	—	—
Held-to-maturity securities	13,600,732	13,856,128	—	12,691,078	1,165,050	—
Advances	91,296,287	91,309,605	—	91,309,605	—	—
Mortgage loans held-for-portfolio, net	2,380,237	2,401,192	—	2,401,192	—	—
Accrued interest receivable	170,205	170,205	—	170,205	—	—
Derivative assets	47,660	47,660	—	536,611	—	(488,951)
Other financial assets	2,672	2,672	—	—	2,672	—

Liabilities
Deposits	1,191,176	1,191,180	—	1,191,180	—	—
Consolidated obligations
Bonds	68,945,548	68,831,576	—	68,831,576	—	—
Discount notes	42,455,584	42,454,624	—	42,454,624	—	—
Mandatorily redeemable capital stock	19,035	19,035	19,035	—	—	—
Accrued interest payable	114,861	114,861	—	114,861	—	—
Derivative liabilities	293,570	293,570	—	1,620,545	—	(1,326,975)
Other financial liabilities	46,750	46,750	46,750	—	—	—

	December 31, 2014
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$6,458,943	$6,458,943	$6,458,943	$—	$—	$—
Securities purchased under agreements to resell	800,000	799,998	—	799,998	—	—
Federal funds sold	10,018,000	10,017,965	—	10,017,965	—	—
Available-for-sale securities	1,234,427	1,234,427	17,947	1,216,480	—	—
Held-to-maturity securities	13,148,179	13,416,183	—	12,241,378	1,174,805	—
Advances	98,797,497	98,828,195	—	98,828,195	—	—
Mortgage loans held-for-portfolio, net	2,129,239	2,182,755	—	2,182,755	—	—
Accrued interest receivable	172,003	172,003	—	172,003	—	—
Derivative assets	39,123	39,123	—	602,025	—	(562,902)
Other financial assets	1,980	1,980	—	—	1,980	—

Liabilities
Deposits	1,998,919	1,998,923	—	1,998,923	—	—
Consolidated obligations
Bonds	73,535,543	73,445,340	—	73,445,340	—	—
Discount notes	50,044,105	50,043,107	—	50,043,107	—	—
Mandatorily redeemable capital stock	19,200	19,200	19,200	—	—	—
Accrued interest payable	120,524	120,524	—	120,524	—	—
Derivative liabilities	345,242	345,242	—	1,893,494	—	(1,548,252)
Other financial liabilities	38,443	38,443	38,443	—	—	—

(a)              Level 3 Instruments — The fair values of non-Agency private-label MBS and housing finance agency bonds were estimated by management based on pricing services.  Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity so that the inputs may not be market based and observable.

Fair Value Hierarchy

The FHLBNY records available-for-sale securities, derivative assets, derivative liabilities, and consolidated obligations and advances elected under the FVO at fair value on a recurring basis.  On a non-recurring basis, held-to-maturity securities determined to be OTTI and written down to their fair values, and mortgage loans held-for-portfolio that are written down to their fair values or are foreclosed as Other real estate owned (“REO”) and written down to their fair values are reported on a non-recurring basis in the period the fair values are recorded in the Statements of Condition.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

Because an active secondary market does not exist for a portion of the FHLBNY’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change.  The fair values of financial assets and liabilities reported in the tables above are discussed below:

Cash and Due from Banks — The estimated fair values approximate the recorded book balances, and are considered to be within the Level 1 of the fair value hierarchy.

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster, at June 30, 2015, each price must fall within 7 points (7 points at December 31, 2014) of the median price for residential PLMBS and within 2 points of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

The FHLBNY has also established that the pricing vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing.  To validate vendor prices of PLMBS, the FHLBNY has also adopted a formal process to examine yields as an additional validation method.  The FHLBNY calculates an implied yield for each of its PLMBS using estimated fair values derived from cash flows on a bond-by-bond basis.  This yield is then compared to the implied yield for comparable securities according to price information from third-party MBS “market surveillance reports”.  Significant variances or inconsistencies are evaluated in conjunction with all of the other available pricing information.  The objective is to determine whether an adjustment to the fair value estimate is appropriate.

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At June 30, 2015, one held-to-maturity private -label MBS was deemed OTTI and was written down to its fair values, so that its carrying values recorded in the balance sheet equaled its fair values, which was classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.  No held-to-maturity securities were recorded at fair values on a non-recurring basis at December 31, 2014, as no MBS were determined to be OTTI.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at June 30, 2015 and December 31, 2014.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

The FHLBNY receives an entry price from the FHLBank of Chicago, the MPF Provider, at the time of acquisition. This entry price is based on the TBA rates, as well as exit prices received from market participants, such as Fannie Mae and Freddie Mac.  The price is adjusted for specific MPF program characteristics and may be further adjusted by the FHLBNY to accommodate changing market conditions.  Because of the adjustments, in many cases the entry price would not equal the exit price at the time of acquisition.

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At June 30, 2015 and December 31, 2014, fair values were classified within Level 2 of the valuation hierarchy.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY may validate the impairment adjustment made to TBA rates by “back-testing” against incurred losses.  However, the FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At June 30, 2015 and December 31, 2014, fair values of impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were considered to be observable.  During the six months ended June 30, 2015, loans that were delinquent for 180 days or more were written down to their fair values of $9.1 million on a non-recurring basis as a Level 2 financial instruments as significant inputs to value collateral were considered to be observable.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at June 30, 2015 and December 31, 2014.

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

OIS — The FHLBNY incorporates the overnight indexed swap (“OIS”) curves as fair value measurement inputs for the valuation of its derivatives, as the OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives.  The FHLBNY believes using relevant OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair values of these collateralized interest-rate related derivatives.  The OIS curve (federal funds rate curve) is an input to the valuation model.  The input for the federal funds curve is obtained from industry standard pricing vendors and the input is available and observable over its entire term structure.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

Credit risk and credit valuation adjustments — The FHLBNY is subject to credit risk in derivatives transactions due to the potential non-performance of its derivatives counterparties or a DCO.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at June 30, 2015 and December 31, 2014.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at June 30, 2015 and December 31, 2014, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  ORE is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.  Generally, non-recurring items have not been material for the FHLBNY.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	June 30, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,080,271	$—	$1,080,271	$—	$—
Equity and bond funds	26,084	26,084	—	—	—
Advances (to the extent FVO is elected)	7,262,390	—	7,262,390	—	—
Derivative assets (a)
Interest-rate derivatives	47,644	—	536,595	—	(488,951)
Mortgage delivery commitments	16	—	16	—	—

Total recurring fair value measurement - assets	$8,416,405	$26,084	$8,879,272	$—	$(488,951)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(14,695,319)	$—	$(14,695,319)	$—	$—
Bonds (to the extent FVO is elected) (b)	(21,289,412)	—	(21,289,412)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(293,483)	—	(1,620,458)	—	1,326,975
Mortgage delivery commitments	(87)	—	(87)	—	—

Total recurring fair value measurement - liabilities	$(36,278,301)	$—	$(37,605,276)	$—	$1,326,975

	December 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,216,480	$—	$1,216,480	$—	$—
Equity and bond funds	17,947	17,947	—	—	—
Advances (to the extent FVO is elected)	15,655,403	—	15,655,403	—	—
Derivative assets (a)
Interest-rate derivatives	39,070	—	601,972	—	(562,902)
Mortgage delivery commitments	53	—	53	—	—

Total recurring fair value measurement - assets	$16,928,953	$17,947	$17,473,908	$—	$(562,902)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(7,890,027)	$—	$(7,890,027)	$—	$—
Bonds (to the extent FVO is elected) (b)	(19,523,202)	—	(19,523,202)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(345,233)	—	(1,893,485)	—	1,548,252
Mortgage delivery commitments	(9)	—	(9)	—	—

Total recurring fair value measurement - liabilities	$(27,758,471)	$—	$(29,306,723)	$—	$1,548,252

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — One held-to-maturity investment security was measured at fair value on a nonrecurring basis at June 30, 2015; that is, it was not measured at fair value on an ongoing basis but was subject to fair value adjustments as there was evidence of other-than-temporary impairment.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that are determined to be credit impaired are required to be recorded at their fair values in the Statements of Condition.  For more information, see Note 5. Held-to-Maturity Securities.  No investment securities (held-to-maturity) were carried at fair values at December 31, 2014, as no security was deemed OTTI at that date.

Mortgage loans and ORE — During the six months ended June 30, 2015, loans that were delinquent for 180 days or more were written down to their fair values of $9.1 million on a non-recurring basis.  Foreclosed properties, fair value $0.4 million were recorded on a non-recurring basis during the same period.

	June 30, 2015
	Fair Value	Level 1	Level 2	Level 3

Private-label residential mortgage-backed securities	$4,102	$—	$—	$4,102
Mortgage loans held- for- portfolio	9,091	—	9,091	—
Real estate owned	364	—	364	—
Total non-recurring assets at fair value	$13,557	$—	$9,455	$4,102

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the three and six months ended June 30, 2015 and the same periods in the prior year, and at December 31, 2014.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended June 30,
	2015	2014	2015	2014	2015	2014
	Advances		Consolidated Bonds		Consolidated Discount Notes

Balance, beginning of the period	$6,505,141	$19,207,125	$(15,672,379)	$(19,969,321)	$(13,121,826)	$(6,961,243)
New transactions elected for fair value option	1,708,000	4,450,000	(9,873,655)	(5,205,000)	(3,309,610)	(1,949,099)
Maturities and terminations	(950,000)	(5,000,000)	4,260,825	7,085,000	1,744,140	4,258,896
Net (losses) gains on financial instruments held under fair value option	(1,103)	729	(37)	310	(1,728)	645
Change in accrued interest/unaccreted balance	352	466	(4,166)	1,291	(6,295)	1,534

Balance, end of the period	$7,262,390	$18,658,320	$(21,289,412)	$(18,087,720)	$(14,695,319)	$(4,649,267)

	Six months ended June 30,
	2015	2014	2015	2014	2015	2014
	Advances		Consolidated Bonds		Consolidated Discount Notes

Balance, beginning of the period	$15,655,403	$19,205,399	$(19,523,202)	$(22,868,401)	$(7,890,027)	$(4,260,635)
New transactions elected for fair value option	4,308,000	9,900,000	(12,822,305)	(10,605,000)	(11,433,257)	(4,647,756)
Maturities and terminations	(12,701,015)	(10,450,000)	11,060,825	15,385,000	4,642,683	4,258,896
Net gains (losses) on financial instruments held under fair value option	3,264	2,616	(4,476)	(631)	(4,746)	504
Change in accrued interest/unaccreted balance	(3,262)	305	(254)	1,312	(9,972)	(276)

Balance, end of the period	$7,262,390	$18,658,320	$(21,289,412)	$(18,087,720)	$(14,695,319)	$(4,649,267)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended June 30,
	2015			2014
	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$8,005	$(1,103)	$6,902	$20,268	$729	$20,997

	Six months ended June 30,
	2015			2014
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$22,986	$3,264	$26,250	$39,640	$2,616	$42,256

	Three months ended June 30,
	2015			2014
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(9,669)	$(37)	$(9,706)	$(7,151)	$310	$(6,841)
Consolidated obligations-discount notes	(7,158)	(1,728)	(8,886)	(1,687)	645	(1,042)

	$(16,827)	$(1,765)	$(18,592)	$(8,838)	$955	$(7,883)

	Six months ended June 30,
	2015			2014
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net (Losses) Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligations-bonds	$(18,393)	$(4,476)	$(22,869)	$(15,772)	$(631)	$(16,403)
Consolidated obligations-discount notes	(12,290)	(4,746)	(17,036)	(3,499)	504	(2,995)

	$(30,683)	$(9,222)	$(39,905)	$(19,271)	$(127)	$(19,398)

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	June 30, 2015			December 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$7,258,000	$7,262,390	$4,390	$15,650,000	$15,655,403	$5,403

Consolidated obligations-bonds (b)	$21,276,560	$21,289,412	$12,852	$19,515,080	$19,523,202	$8,122
Consolidated obligations-discount notes (c)	14,677,537	14,695,319	17,782	7,886,963	7,890,027	3,064
	$35,954,097	$35,984,731	$30,634	$27,402,043	$27,413,229	$11,186

(a)             Advances — The FHLBNY has elected the FVO for certain advances, primarily short- and intermediate term floating-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

(b)             The FHLBNY has elected the FVO for short-term callable bonds because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt, specifically with call options, may not remain highly effective hedges through the maturity of the bonds.

(c)              Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 17.                                                  Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were par amounts of $0.9 trillion and $0.8 trillion at June 30, 2015 and December 31, 2014.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Outstanding standby letters of credit were approximately $9.7 billion and $9.5 billion as of June 30, 2015 and December 31, 2014, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities and were less than $1.0 million as of June 30, 2015 and December 31, 2014.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $26.4 million and $15.5 million of mortgage loans at June 30, 2015 and December 31, 2014.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values under the accounting standards for derivatives and hedging.  In addition, the FHLBNY has conditional agreements with its members in the MPF program to purchase $1.3 billion and $1.5 billion of mortgage loans at June 30, 2015 and December 31, 2014.

Derivative contracts — When the FHLBNY executes derivatives with major financial institutions that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements.  When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organization or DCO, would enter into margin agreements.  When counterparties (including the DCOs) are exposed, the FHLBNY posts cash collateral to mitigate the counterparty’s credit exposure; the FHLBNY had posted $1.0 billion and $1.1 billion in cash with derivative counterparties as pledged collateral at June 30, 2015 and December 31, 2014, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15.  Derivatives and Hedging Activities.

The following table summarizes contractual obligations and contingencies as of June 30, 2015 (in thousands):

	June 30, 2015
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$40,161,270	$17,939,560	$4,724,935	$5,576,230	$68,401,995
Long-term debt obligations-interest payments (a)	151,183	184,725	74,194	159,143	569,245
Mandatorily redeemable capital stock (a)	92	5,695	11,024	2,224	19,035
Other liabilities (b)	66,841	6,629	5,505	51,243	130,218

Total contractual obligations	40,379,386	18,136,609	4,815,658	5,788,840	69,120,493

Other commitments
Standby letters of credit	9,693,184	30,372	17,310	—	9,740,866
Consolidated obligations-bonds traded not settled	1,343,225	—	—	—	1,343,225
Commitments to fund additional advances	10,769	—	—	—	10,769
Open delivery commitments (MPF)	26,355	—	—	—	26,355

Total other commitments	11,073,533	30,372	17,310	—	11,121,215

Total obligations and commitments	$51,452,919	$18,166,981	$4,832,968	$5,788,840	$80,241,708

(a)         Contractual obligations related to interest payments on long-term debt were calculated by applying the weighted average interest rate on the outstanding long-term debt at June 30, 2015 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.  The FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.83% at June 30, 2015.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

LBSF was a counterparty to FHLBNY on multiple derivative transactions under an International Swap Dealers Association, Inc. master agreement (the “Master Agreement”) with a total notional amount of $16.5 billion at the time of termination of the FHLBNY’s derivative transactions with LBSF on September 18, 2008 (the “Early Termination Date”).  The net amount that the FHLBNY claimed was due after giving effect to obligations that were due LBSF and the FHLBNY collateral posted with LBSF was approximately $65 million.  The FHLBNY filed timely proofs of claim in the amount of approximately $65 million as creditors of LBSF and LBHI in connection with the bankruptcy proceedings.  The FHLBNY fully reserved the LBSF and LBHI receivables as the dispute with LBSF described below makes the timing and the amount of any recoveries uncertain.

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

The FHLBNY and LBSF resumed mediation on February 10, 2015.  The mediation concluded in April 2015 without a settlement.  On May 5, 2015, the FHLBNY submitted a proposed amendment to its proof of claim to reduce the FHLBNY’s claim of approximately $65 million to approximately $45 million.  This figure represents the FHLBNY’s claim for the net amount due to the FHLBNY by LBSF, after giving effect to collateral that the FHLBNY posted with LBSF.  A similar adjustment was also proposed in connection with the FHLBNY’s related proof of claim against LBHI.  On June 1, 2015, the FHLBNY filed a motion seeking the Court’s permission to file those amended claims with the Bankruptcy Court.  Upon LBHI’s consent, on July 21, 2015, the Court entered an order authorizing the claim amendments, which were filed on August 3, 2015.

On May 13, 2015, LBHI, in its capacity as Plan Administrator on behalf of itself and LBSF, filed a complaint against the FHLBNY in the Bankruptcy Court, alleging, among other things, breach of contract related to the Master Agreement. Among other things, the complaint seeks damages in excess of $150 million, plus unspecified pre-judgment contractual interest. On July 17, 2015, the FHLBNY filed a motion to dismiss certain of the claims alleged in LBSF’s complaint. The FHLBNY intends to vigorously defend against LBHI’s complaint and to pursue its claims against LBSF and LBHI, as guarantor.

While the FHLBNY believes that LBHI’s complaint is without merit, the amount the FHLBNY actually recovers or pays will ultimately be decided in the course of this litigation.

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

Debt Assumptions and Transfers

Debt assumptions — The FHLBNY did not assume debt from another FHLBank in the three and six months ended June 30, 2015 and in the same periods in the prior year.

Debt transfers — In the six months ended June 30, 2015 the FHLBNY transferred $80.0 million of consolidated obligation bonds to another FHLB at negotiated market rates.  No debt was transferred in the three and six month period in the prior year to another FHLBank.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

cumulative share of participation in the FHLBNY’s MPF loans that has remained outstanding was $24.4 million at June 30, 2015 and $27.9 million at December 31, 2014.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2015, compared to $0.2 million and $0.5 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At June 30, 2015 and December 31, 2014, outstanding notional amounts were $91.0 million and $110.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at June 30, 2015 and December 31, 2014 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three and six months ended June 30, 2015, the FHLBNY extended overnight loans for a total of $1.8 billion and $2.7 billion.  In the same periods in the prior year, the FHLBNY extended overnight loans for a total of $0.8 billion and $2.1 billion.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three and six months ended June 30, 2015 and the same periods in prior year, there were no borrowings from other FHLBanks.

The following tables summarize outstanding balances with related parties at June 30, 2015 and December 31, 2014, and transactions for the three and six months ended June 30, 2015 and June 30, 2014 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	June 30, 2015		December 31, 2014
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$80,722	$—	$6,458,943
Securities purchased under agreements to resell	—	3,250,000	—	800,000
Federal funds sold	—	7,609,000	—	10,018,000
Available-for-sale securities	—	1,106,355	—	1,234,427
Held-to-maturity securities	—	13,600,732	—	13,148,179
Advances	91,296,287	—	98,797,497	—
Mortgage loans (a)	—	2,380,237	—	2,129,239
Accrued interest receivable	137,810	32,395	140,535	31,468
Premises, software, and equipment	—	10,448	—	10,669
Derivative assets (b)	—	47,660	—	39,123
Other assets (c)	522	15,257	560	16,728

Total assets	$91,434,619	$28,132,806	$98,938,592	$33,886,776

Liabilities and capital
Deposits	$1,191,176	$—	$1,998,919	$—
Consolidated obligations	—	111,401,132	—	123,579,648
Mandatorily redeemable capital stock	19,035	—	19,200	—
Accrued interest payable	15	114,846	15	120,509
Affordable Housing Program (d)	106,502	—	113,544	—
Derivative liabilities (b)	—	293,570	—	345,242
Other liabilities (e)	46,749	83,469	38,442	83,991

Total liabilities	1,363,477	111,893,017	2,170,120	124,129,390

Total capital	6,310,931	—	6,525,858	—

Total liabilities and capital	$7,674,408	$111,893,017	$8,695,978	$124,129,390

(a)         May include insignificant amounts of mortgage loans purchased from members of another FHLBank.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

(b)         Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business  — At June 30, 2015, notional amounts outstanding were $4.0 billion; the net fair value after posting $50.8 million cash collateral was a net derivative liability of $24.5 million.  At December 31, 2014, notional amounts outstanding were $5.1 billion; the net fair value after posting $62.1 million cash collateral was a net derivative liability of $26.5 million.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expenses of $9.5 million and $14.6 million in the three and six months ended June 30, 2015, compared to $7.1 million and $17.2 million in the same periods in the prior year.

Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

Goldman Sachs Bank USA became a member effective December 23, 2014.  Derivative transactions with Goldman Sachs Bank USA, a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business  — At June 30, 2015, notional amounts outstanding were $4.7 billion; the net fair value after posting $162.4 million cash collateral was a net derivative liability of $34.5 million.  At December 31, 2014, notional amounts outstanding were $3.8 billion; the net fair value after posting $113.9 million cash collateral was a net derivative liability of $32.7 million.  The swap interest rate exchanges with Goldman Sachs Bank USA resulted in interest expense of $28.5 million and $50.2 million in the three and six months ended June 30, 2015, compared to $29.9 million and $54.1 million in the same periods in the prior year.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)          May include insignificant amounts of miscellaneous assets that are in the Unrelated party category.

(d)         Represents funds not yet allocated or disbursed to AHP programs.

(e)          Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Related Party:  Income and Expense transactions

	Three months ended
	June 30, 2015		June 30, 2014
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$119,953	$—	$113,366	$—
Interest-bearing deposits (a)	—	374	—	279
Securities purchased under agreements to resell	—	281	—	85
Federal funds sold	—	2,649	—	2,396
Available-for-sale securities	—	2,273	—	2,710
Held-to-maturity securities	—	65,805	—	64,885
Mortgage loans held-for-portfolio (b)	—	19,978	—	17,554
Loans to other FHLBanks	6	—	1	—

Total interest income	$119,959	$91,360	$113,367	$87,909

Interest expense
Consolidated obligations	$—	$104,698	$—	$94,744
Deposits	93	—	144	—
Mandatorily redeemable capital stock	170	—	223	—
Cash collateral held and other borrowings	—	94	—	10

Total interest expense	$263	$104,792	$367	$94,754

Service fees and other Income/(Expenses)	$2,495	$(190)	$2,523	$(668)

	Six months ended
	June 30, 2015		June 30, 2014
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$251,151	$—	$227,217	$—
Interest-bearing deposits (a)	—	705	—	510
Securities purchased under agreements to resell	—	521	—	148
Federal funds sold	—	5,488	—	4,392
Available-for-sale securities	—	4,317	—	5,712
Held-to-maturity securities	—	131,245	—	131,508
Mortgage loans held-for-portfolio (b)	—	39,294	—	35,017
Loans to other FHLBanks	8	—	3	—

Total interest income	$251,159	$181,570	$227,220	$177,287

Interest expense
Consolidated obligations	$—	$206,575	$—	$189,429
Deposits	213	—	287	—
Mandatorily redeemable capital stock	426	—	505	—
Cash collateral held and other borrowings	—	157	—	11

Total interest expense	$639	$206,732	$792	$189,440

Service fees and other Income/(Expenses)	$4,758	$511	$4,884	$(297)

(a)         Includes insignificant amounts of interest income from MPF service provider.

(b)         Includes immaterial amounts of mortgage interest income from loans purchased from members of another FHLBank.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

The top ten advance holders at June 30, 2015, December 31, 2014, and June 30, 2014 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2015
				Percentage of
			Par	Total Par Value	Three Months		Six Months
	City	State	Advances	of Advances	Interest Income	Percentage	Interest Income	Percentage

Citibank, N.A.	New York	NY	$14,750,000	16.40%	$18,919	7.20%	$47,625	8.96%
Metropolitan Life Insurance Company	New York	NY	12,570,000	13.98	44,823	17.05	90,919	17.11
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	8,854,211	9.85	59,922	22.79	119,772	22.54
New York Commercial Bank	Westbury	NY	798,612	0.89	1,721	0.65	3,032	0.57
Subtotal New York Community Bancorp, Inc.			9,652,823	10.74	61,643	23.44	122,804	23.11
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.70	72,316	27.51	143,838	27.07
HSBC Bank USA, National Association	New York	NY	5,600,000	6.23	6,449	2.45	10,852	2.04
First Niagara Bank, National Association	Buffalo	NY	4,800,000	5.34	6,312	2.40	12,377	2.33
Investors Bank*	Short Hills	NJ	3,296,962	3.67	16,183	6.16	30,525	5.75
Astoria Bank*	Lake Success	NY	2,340,000	2.60	10,318	3.92	20,651	3.89
The Prudential Insurance Co. of America	Newark	NJ	1,975,000	2.20	7,383	2.81	14,925	2.81
Valley National Bank*	Wayne	NJ	1,899,500	2.11	18,553	7.06	36,795	6.93
Total			$62,909,285	69.97%	$262,899	100.00%	$531,311	100.00%

* At June 30, 2015, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2014
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage

Citibank, N.A.	New York	NY	$28,000,000	28.80%	$115,280	10.40%
Metropolitan Life Insurance Company	New York	NY	12,570,000	12.93	211,354	19.08
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	8,887,818	9.14	246,245	22.22
New York Commercial Bank*	Westbury	NY	1,035,912	1.07	3,509	0.32
Subtotal New York Community Bancorp, Inc.			9,923,730	10.21	249,754	22.54
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.20	289,985	26.18
First Niagara Bank, National Association	Buffalo	NY	5,049,400	5.19	19,191	1.73
Investors Bank*	Short Hills	NJ	2,616,141	2.69	58,125	5.25
Astoria Bank*	Lake Success	NY	2,384,000	2.45	41,912	3.78
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.29	33,738	3.04
Valley National Bank*	Wayne	NJ	1,899,500	1.95	81,047	7.31
New York Life Insurance Company	New York	NY	1,600,000	1.65	7,612	0.69
Total			$72,292,771	74.36%	$1,107,998	100.00%

* At December 31, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

	June 30, 2014
				Percentage of
			Par	Total Par Value	Three Months		Six Months
	City	State	Advances	of Advances	Interest Income	Percentage	Interest Income	Percentage

Citibank, N.A.	New York	NY	$27,200,000	28.65%	$25,429	9.28%	$48,173	8.72%
Metropolitan Life Insurance Company	New York	NY	12,570,000	13.24	53,636	19.58	112,186	20.30
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	10,383,925	10.94	61,520	22.45	122,816	22.21
New York Commercial Bank*	Westbury	NY	342,412	0.36	788	0.29	1,584	0.29
Subtotal New York Community Bancorp, Inc.			10,726,337	11.30	62,308	22.74	124,400	22.50
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.35	72,316	26.40	143,763	26.00
First Niagara Bank, National Association	Buffalo	NY	4,389,100	4.62	4,446	1.62	9,151	1.66
Astoria Bank*	Lake Success	NY	2,442,000	2.57	10,462	3.82	21,115	3.82
Investors Bank*	Short Hills	NJ	2,278,318	2.40	14,325	5.23	28,910	5.23
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.34	7,606	2.78	18,353	3.32
Valley National Bank*	Wayne	NJ	2,049,500	2.16	20,226	7.38	40,271	7.29
Signature Bank	New York	NY	1,646,313	1.73	3,217	1.17	6,415	1.16
Total			$71,551,568	75.36%	$273,971	100.00%	$552,737	100.00%

* At June 30, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

Pending merger of FHLBNY member banks — Hudson City Savings Bank and Manufacturers and Traders Trust Company — On August 27, 2012, Hudson City Bancorp, Inc (“Hudson City”) announced that it had entered into an Agreement and Plan of Merger (“Merger Agreement”) with M&T Bank (“M&T Bank”), which would continue as the surviving bank.  The Merger Agreement was subject to,

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

among other items, shareholder and regulatory approvals.  At the time the deal was announced, the parties also indicated their intention to pay off FHLBNY advances upon the closing of the merger transaction.  Since then, the parties to the merger, anticipated needing additional time, have extended the deadline for the completion of the merger on a number of occasions.  Most recently, on April 17, 2015, the Board of Directors of Hudson City and M&T announced that they had agreed to extend the date after which either party may elect to terminate the Merger Agreement from April 30, 2015 to October 31, 2015.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	63-64
1.1 - 1.15	Results of Operations	65-81
2.1	Assessments	82
3.1 - 3.2	Financial Condition	82-84
4.1 - 4.7	Advances	85-88
5.1 - 5.10	Investments	89-95
6.1 - 6.6	Mortgage Loans	97-99
7.1 - 7.9	Consolidated Obligations	100-105
7.10	FHLBNY Ratings	105
8.1 - 8.3	Capital	105-107
9.1 - 9.7	Derivatives	108-115
10.1 - 10.3	Liquidity	115-116
10.4	Short Term Debt	117

vnTable of Contents

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

Financial performance of the Federal Home Loan Bank of New York

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions, except per share data)	2015	2014	Change	2015	2014	Change

Net interest income before provision for credit losses	$106	$106	$—	$225	$214	$11
Other non-interest income	3	2	1	9	3	6
Operating expenses	7	7	—	14	14	—
Compensation and benefits	15	13	2	31	27	4
Net income	$75	$77	$(2)	$163	$152	$11
Earnings per share	$1.45	$1.40	$0.05	$3.05	$2.77	$0.28
Dividend per share	$1.01	$0.96	$0.05	$2.17	$2.16	$0.01

2015 Second Quarter Highlights

Results of Operations

Net Income — 2015 second quarter Net income was $75.2 million, and decreased by $1.7 million, or 2.3%, compared to the prior year period.  Net interest income, which is the principal source of Net Income, was $106.3 million, virtually unchanged from the prior year period.  High costing debt was bought back in the 2015 second quarter resulting in a $7.8 million charge to earnings.  Derivative and hedging activities contributed a net gain of $11.3 million in the 2015 period, in contrast to a $1.7 million loss in the prior year period.

Net interest income in the 2015 period was 34 basis points, up by one basis point from the prior year period, primarily driven by a 3 basis points increase in advance yields, which grew to 54 basis points.  Improved market yields in the overnight federal funds and repo markets also earned higher interest income from investing excess liquidity in the 2015 period.  Offsetting the favorable changes, consolidated obligation debt yields were higher in the 2015 period; the decline in the book of business, as represented by lower average earning assets, adversely impacted interest revenues.  Average earning assets were $118.0 billion in the 2015 period, a decline of $2.8 billion compared to the 2014 period primarily driven by lower average investments in federal funds sold and overnight repo balances.  Average advance balances were $89.3 billion, almost unchanged from the prior year period.

Other income (loss) reported a net gain of $2.8 million in the 2015 second quarter, compared to a gain of $1.9 million in the prior year period.

•                  Service fees, which include correspondent banking fees and revenues from financial letters of credit, were $2.3 million in the 2015 second quarter, compared to $1.9 million in the prior year period.

•                  Financial instruments carried at fair values reported valuation losses of $2.9 million in the 2015 second quarter, in contrast to a gain of $1.7 million in the prior year period.  We have elected to account for certain consolidated obligation debt and advances under the Fair Value Option (“FVO”), and for these instruments, changes in the full fair values of the instruments are recorded through earnings.

•                  Derivatives and hedging activities reported net gains of $11.3 million in the 2015 second quarter, in contrast to a loss of $1.7 million in the prior year period.

•                  The primary source of derivatives and hedging gains and losses were valuation changes associated with interest rate swaps in standalone economic hedges of debt and advances as well as interest accruals (net income).  Valuation changes on interest rate caps in economic hedges of certain floating rate investments were another source.  Together they reported a net gain of $6.6 million in the 2015 second quarter, compared to a net loss of $2.7 million in the same quarter in 2014.

•                  Derivatives in qualifying hedge relationship under hedge accounting rules were the predominant hedges.  As expected, their impact on earnings were not significant as the hedges were highly effective in offsetting changes in the fair values of the hedged items due to changes in the LIBOR index, which is our benchmark index.  Hedge ineffectiveness recorded in earnings was a net gain of $4.7 million in the 2015 second quarter, compared to a net gain of $1.1 million in the same period in 2014.  We consider the ineffectiveness as not significant on a portfolio of hedges that is in excess of $100 billion.

•                  Cash flow evaluation of expected credit OTTI identified one previously OTTI private-label mortgage backed security that was deemed re-impaired and an additional OTTI loss of $61.0 thousand was recorded in the 2015 second quarter.  No OTTI was recorded in any other periods in this report.

•                  Debt buy back expenses were $7.8 million in the 2015 second quarter; $80.0 million of high coupon debt was bought back in order to better position the balance sheet for future earnings.

Other expenses comprised of Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the FHFA.

•                  Operating expenses were $6.7 million in the 2015 second quarter, almost unchanged from the same period last year.

•                  Compensation and benefits expenses were $15.1 million in the 2015 second quarter, compared to $12.8 million in the prior year period.  The increase was driven primarily by higher pension expenses, increases in compensation costs due to inflationary increases and staff additions.

•                  Expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $3.4 million in the 2015 second quarter, a little up from $3.2 million in the 2014 period.

Dividend payments — A quarterly cash dividend of $1.01 per share of capital stock (annualized $4.10) was paid in the 2015 second quarter, compared to $0.96 per share of capital stock (annualized $3.90) paid in the prior year second quarter.

Other Developments

Commonwealth of Puerto Rico — Our district is comprised of the states of New Jersey and New York, as well as the Commonwealth of Puerto Rico and the U.S. Virgin Islands.  With respect to recent news reports regarding the Puerto Rico government debt crisis, we do not own any debt issued by the government of Puerto Rico or its agencies.  In addition, lending to all Bank customers, including our Puerto Rico customers, is made on a secured basis.  In this regard, we note that lending to Puerto Rico-based members accounted for 1.5% of all of our outstanding advances as of June 30, 2015.  Based on the foregoing, we do not expect the financial condition of the government of Puerto Rico to have a material impact on the Bank’s credit or business activities.

FHLBanks of Des Moines and Seattle Merger — Effective May 31, 2015, the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Seattle completed the previously announced merger pursuant to the definitive merger agreement, dated September 25, 2014. At closing, the Federal Home Loan Bank of Seattle merged with and into the Federal Home Loan Bank of Des Moines, with the Des Moines Bank surviving the merger as the continuing bank.  The first date of operations for the combined Bank was June 1, 2015.  The Federal Home Loan Bank of Des Moines now provides funding solutions and liquidity to nearly 1,500 member financial institutions in 13 states and three U.S. Pacific territories.  The headquarters remain in Des Moines with a western regional office in Seattle.

The merger had no impact on the financial condition, results of operations, and cash flows of the Federal Home Loan Bank of New York.

Financial Condition — June 30, 2015 compared to December 31, 2014

Total assets declined to $119.6 billion at June 30, 2015 from $132.8 billion at December 31, 2014, a period decrease of $13.3 billion, or 10.0%.

Advances to members declined to $91.3 billion at June 30, 2015 from $98.8 billion at December 31, 2014, a period decrease of $7.5 billion, or 7.6%.  Decrease in advances was largely concentrated in ARC advances, primarily due to prepayments.

Cash balances at the Federal Reserve Bank of New York (“FRBNY”) were $0.1 billion at June 30, 2015, compared to $6.5 billion at December 31, 2014.  Excess liquidity is being invested in overnight investments rather than as cash at the FRBNY.  Interests earning overnight investments were $10.9 billion at June 30, 2015, compared to $10.8 billion at December 31, 2014.  In the past several years, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the low prevailing overnight rates at financial institutions.  Market yields for overnight investments have improved.  With the success of the tri-party repo infrastructure reform efforts, the FHLBNY has utilized the Bank of New York (“BONY”) as the tri-party custodian bank, and we are in a better position to manage the FHLBNY’s liquidity practices, from a risk/reward perspective, and earn higher income from investing excess liquidity.   In January 2015, we became eligible to engage in the FRBNY’s reverse repurchase transactions (“RRP”).  At June 30, 2015, overnight investments of $10.9 billion included $2.0 billion in the RRP program.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and U.S. Agency issued securities (hereinafter referred to as “GSE-issued”) and a declining balance of private-label MBS is our investment profile.

Long-term investments in the available-for-sale portfolio at June 30, 2015 were floating-rate GSE-issued mortgage-backed securities carried at fair values of $1.1 billion ($1.2 billion at December 31, 2014).  Long-term investments in the held-to-maturity portfolio at June 30, 2015 were fixed- and floating-rate mortgage-backed securities, predominantly GSE-issued, carried at amortized cost (adjusted for OTTI ) of $12.8 billion ($12.3 billion at December 31, 2014); private-label issued MBS were 2.4% of the portfolio of mortgage-backed securities.  Cash flow testing and evaluation of our investment securities identify one private-label MBS that was re-impaired in the current year period, and $61.0 thousand was charged to earnings as credit-OTTI on the security; non-credit loss recorded in AOCI was $188.0 thousand.

Investments in housing finance agency bonds, primarily those in New York and New Jersey, classified as held-to-maturity, were carried at amortized cost of $833.9 million at June 30, 2015 ($813.1 million at December 31, 2014).

The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, classified as available-for-sale, and funds were carried at fair values of $26.1 million at June 30, 2015 ($17.9 million at December 31, 2014).

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Par amounts of loans under this program stood at $2.3 billion at June 30, 2015 up (net of pay downs) from $2.1 billion at December 31, 2014.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Stress test results — Pursuant to the Dodd-Frank Act, the Federal Housing Finance Agency (“FHFA”), regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHLBNY executed its second annual stress test, and on July 23, 2015, publicly disclosed the stress tests, posting the results on its Website (www.fhlbny.com).  The results of the severely adverse scenario stress test demonstrated capital adequacy under the FHFA’s severely adverse economic conditions.

Capital ratios — Our capital remains strong.  At June 30, 2015, actual risk-based capital was $6.5 billion, compared to required risk-based capital of $0.6 billion.  To support $119.6 billion of total assets at June 30, 2015, the required minimum regulatory risk based capital was $4.8 billion or 4.0% of assets.  Our actual regulatory risk based capital was $6.5 billion, exceeding required capital by $1.7 billion.

Leverage — At June 30, 2015, balance sheet leverage (based on GAAP) was 18.9 times shareholders’ equity, compared to 20.4 times at December 31, 2014.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.

Liquidity and Debt — At June 30, 2015, liquid assets included $0.1 billion in cash (primarily at the Federal Reserve Bank of New York), $10.9 billion in overnight loans in the federal funds and the repo markets, and $1.1 billion of high credit quality GSE issued available-for-sale securities that were investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

The primary source of our funds is the issuance of consolidated obligation bonds and discount notes to the public.  Our GSE status enables the FHLBanks to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.  Our ability to access the capital markets, which has a direct impact on our cost of funds, is dependent to a degree on our credit ratings from the major ratings organizations.  The FHLBank debt performance has withstood the impact of the rating downgrade of the U.S in the recent past by a rating agency and the controversy surrounding the debt ceiling.  However, we cannot say with certainty the long-term impact of such actions on our liquidity position, which could be adversely affected by many causes both internal and external to our business.

Among other liquidity measures, the Finance Agency requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days, and during that period members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing and “put” advances.  We remain in compliance with regulations under both scenarios.  The actual Contingency Liquidity under the 5-day scenario in the quarter was $25.0 billion, well in excess of the required $2.1 billion.  We also have other liquidity measures in place, Deposit Liquidity and Operational Liquidity, and those liquidity buffers remain in excess of required reserves.  For more information about our liquidity measures, please see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — We project 2015 earnings to be a little lower than 2014, as we do not expect our book of advance business to expand significantly from current levels at June 30, 2015.  We believe interest margin will continue to be under pressure.  We do not expect short-term rates, including LIBOR, to rise significantly.  Low LIBOR rates will continue to create downward pressure on our interest income and interest margins, as we typically swap fixed-rate advances and debt to the 3-month LIBOR.  A low LIBOR also tends to cause FHLBank debt to be issued at narrow spreads to LIBOR, effectively driving up the cost of funds for FHLBanks.  In a swap of the FHLBank debt, the swap counterparty is paid a LIBOR minus a spread; in return, the swap dealer is paid the fixed rate associated with the debt.  When the 3-month LIBOR is very low, there is very little room for the sub-LIBOR spread to widen in line with the credit quality differential between LIBOR and FHLBank issued debt.

Investment yields are likely to remain subdued, especially if the mortgage productions remain tight, putting price pressure on new issuances of mortgage-backed securities and MPF loans.  Late in 2014, the Federal Open Market Committee (“FOMC”) judged that there had been a substantial improvement in the outlook for the labor market since the inception of its current asset purchase program.  Accordingly, the FOMC decided to conclude its asset purchase program, but is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.  The FOMC indicated that by maintaining this policy and by keeping the FRB’s holdings of longer-term securities at sizable levels, it should help maintain accommodative financial conditions.  We are uncertain if the FOMC’s decision to stop outright purchases alone without increased issuances of MBS will provide price relief.

Advances — The pace of balance sheet growth experienced in the previous two years was driven by the borrowing activities of a few large members, and we cannot predict if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity in 2015.  We also believe any significant growth in borrowings from our wider membership base is unlikely in the remainder of the year, and we expect limited demand for large intermediate-term advances because many members have adequate liquidity.

We have a high concentration of advances with member institutions and a loss or change of business activities may adversely impact future business operations and earnings.  A pending merger between two members, Hudson City Bancorp, Inc., and M&T Bank Corporation, may result in partial or full prepayments of $6.0 billion in advances outstanding with Hudson City Bancorp, Inc.  At June 30, 2015, three members accounted for 41.1% of total advances - Citibank, N.A. (16.4%), Metropolitan Life Insurance Company (14.0%), and combined holding by New York Community Bank and NY Commercial Bank (10.7%).

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

Credit impairment of investment securities — One private-label mortgage-backed security was determined to be re-impaired in the 2015 second quarter.  The carrying values of our private-label mortgage-backed securities were $310.3 million.  Their fair values were substantially in gain positions.  Aside from the one bond deemed OTTI, our cash flow projections indicate no additional OTTI.  Without continued recovery in the near term such that liquidity continues to expand in the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.

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

Rating — The U.S. Government’s credit is rated by Moody’s as Aaa with the outlook as stable, and AA+ and stable by Standard & Poor’s (“S&P”).  Consolidated obligations of FHLBanks are rated Aaa/P-1 by Moody’s, and AA+/A-1+ by S& P.

Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.  See FHLBNY Ratings Table 7.10 for more details about ratings and recent rating actions by Moody’s and S&P.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2015	2015	2014	2014	2014

Investments (a)	$25,566	$28,119	$25,201	$19,879	$21,518
Advances	91,296	88,524	98,797	99,550	96,848
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,380	2,299	2,129	2,037	1,958
Total assets	119,567	119,379	132,825	125,368	127,832
Deposits and borrowings	1,191	1,607	1,999	2,112	1,690
Consolidated obligations, net
Bonds	68,945	66,083	73,536	79,920	75,395
Discount notes	42,456	44,924	50,044	36,067	43,225
Total consolidated obligations	111,401	111,007	123,580	115,987	118,620
Mandatorily redeemable capital stock	19	19	19	19	23
AHP liability	107	110	114	114	120
Capital
Capital stock	5,309	5,112	5,580	5,598	5,822
Retained earnings
Unrestricted	873	869	863	858	845
Restricted	253	238	220	205	188
Total retained earnings	1,126	1,107	1,083	1,063	1,033
Accumulated other comprehensive loss	(124)	(157)	(137)	(99)	(112)
Total capital	6,311	6,062	6,526	6,562	6,743
Equity to asset ratio (c)(j)	5.28%	5.08%	4.91%	5.23%	5.27%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (See note below; dollars in millions)	2015	2015	2014	2014	2014	2015	2014

Investments (a)	$25,372	$26,950	$23,970	$31,208	$28,035	$26,157	$28,888
Advances	89,329	97,465	98,392	97,005	89,544	93,374	89,332
Mortgage loans held-for-portfolio,
net of allowance for credit losses	2,343	2,181	2,084	1,994	1,944	2,262	1,937
Total assets	118,419	128,256	125,995	131,910	121,284	123,310	122,257
Interest-bearing deposits and other borrowings	1,112	1,488	1,864	1,678	1,762	1,299	1,639
Consolidated obligations, net
Bonds	65,706	71,086	77,525	78,815	75,659	68,381	74,964
Discount notes	43,499	47,219	38,065	42,789	35,228	45,349	36,970
Total consolidated obligations	109,205	118,305	115,590	121,604	110,887	113,730	111,934
Mandatorily redeemable capital stock	19	20	19	21	24	19	24
AHP liability	106	108	112	115	120	107	120
Capital
Capital stock	5,195	5,516	5,544	5,591	5,492	5,354	5,493
Retained earnings
Unrestricted	865	855	856	843	830	860	830
Restricted	243	225	211	193	177	234	170
Total retained earnings	1,108	1,080	1,067	1,036	1,007	1,094	1,000
Accumulated other comprehensive loss	(150)	(155)	(115)	(110)	(106)	(152)	(104)
Total capital	6,153	6,441	6,496	6,517	6,393	6,296	6,389

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data (dollars in millions)	Three months ended					Six months ended
(except earnings and dividends per	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
share, and headcount)	2015	2015	2014	2014	2014	2015	2014
Net income	$75	$88	$77	$86	$77	$163	$152
Net interest income (d)	106	119	113	117	106	225	214
Dividends paid in cash (e)	56	64	57	56	53	120	118
AHP expense	8	10	8	10	9	18	17
Return on average equity (f)(g)(j)	4.90%	5.56%	4.70%	5.21%	4.83%	5.23%	4.81%
Return on average assets(g)(j)	0.25%	0.28%	0.24%	0.26%	0.25%	0.27%	0.25%
Other non-interest income (loss)	3	6	—	3	2	9	3
Operating expenses (h)	22	23	24	21	20	45	41
Finance Agency and Office of Finance expenses	3	4	4	3	3	7	7
Total other expenses	25	27	28	24	23	52	48
Operating expenses ratio (g)(i)(j)	0.07%	0.07%	0.08%	0.06%	0.06%	0.07%	0.07%
Earnings per share	$1.45	$1.60	$1.39	$1.53	$1.40	$3.05	$2.77
Dividends per share	$1.01	$1.16	$1.02	$1.01	$0.96	$2.17	$2.16
Headcount (Full/part time)	275	259	258	262	269	275	269

(a)

Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)

Allowances for credit losses were $0.9 million, $0.9 million, $4.5 million, $5.1 million and $5.4 million for the periods ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and six months ended June 30, 2015 and 2014.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 to the financial statements, in the most recent Form 10-K filed on March 23, 2015.

Net Income

Interest income from advances is the principal source of revenue.  Other sources of revenue are interest income from investment securities, mortgage loans in the MPF portfolio, and overnight investments.  The primary expense is interest paid on consolidated obligation debt.  Other expenses are Compensation and benefits, Operating expenses, and Assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 1.1:                                       Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total interest income	$211,319	$201,276	$432,729	$404,507
Total interest expense	105,055	95,121	207,371	190,232
Net interest income before provision for credit losses	106,264	106,155	225,358	214,275
Provision/(Reversal) for credit losses on mortgage loans	352	(308)	540	27
Net interest income after provision for credit losses	105,912	106,463	224,818	214,248
Total other income	2,814	1,865	8,787	2,842
Total other expenses	25,182	22,842	52,002	47,840
Income before assessments	83,544	85,486	181,603	169,250
Affordable Housing Program Assessments	8,372	8,571	18,203	16,976
Net income	$75,172	$76,915	$163,400	$152,274

2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Net Income — 2015 second quarter Net income was $75.2 million, and decreased by $1.7 million, or 2.3%, compared to the prior year period.  Net interest income, which is the principal source of Net Income, was $106.3 million, almost unchanged from the prior year period.  Average earning assets were a little lower in the 2015 period compared to the same period in 2014, and average advance balances were almost unchanged year-over-year in the three month period.  High costing debt was bought back in the 2015 second quarter resulting in a $7.8 million charge to earnings.  Derivative and hedging activities contributed a net gain of $11.3 million in the 2015 period, in contrast to a $1.7 million loss in the prior year period.

Net income for the six months ended June 30, 2015 was $163.4 million, and increased by $11.1 million, or 7.3%, compared to the prior year period.  Net interest income was $225.4 million in the 2015 six month period, an increase of $11.1 million or 5.2%, compared to the prior year period.  The increase was driven by higher advance balances in the 2015 period, primarily due to higher balances in the 2015 first quarter.  Significant prepayments contributed $8.4 million in prepayments fees, primarily in the 2015 first quarter also contributed to higher Net interest income in the 2015 six month period.  Derivatives and hedging activities contributed cumulative gains of $17.4 million in the 2015 six month period, driven primarily by the impact of interest income and fair value changes on standalone derivatives.  In contrast, in the prior year six month period, a net loss of $3.8 million was recorded, largely associated with standalone derivatives.

Other income (loss) reported a net gain of $2.8 million in the 2015 second quarter, compared to a gain of $1.9 million in the prior year period.

•                  Service fees, which include correspondent banking fees and revenues from financial letters of credit, were $2.3 million in the 2015 second quarter, compared to $1.9 million in the prior year period.  On a year-to-date basis at June 30, Service fees reported revenues of $5.3 million in the 2015 period versus $4.6 million in the prior year period.

•                  Financial instruments carried at fair values reported valuation losses of $2.9 million in the 2015 second quarter, in contrast to a gain of $1.7 million in the prior year period.  On a year-to-date basis at June 30, valuation changes reported a net loss of $6.0 million in the 2015 period, in contrast to a net gain of $2.5 million in the prior year period.  We have elected to account for certain consolidated obligation debt and advances under the Fair Value Option (“FVO”), and for these instruments, changes in the full fair values of the instruments are recorded through earnings.  Valuation changes have not been significant as the debt instruments elected under the FVO were medium- and short-term in duration, and interperiod fluctuations were caused largely by gains and losses in one period followed by reversals as the instruments approached maturity.  Advances elected under the FVO were primarily variable rate, medium- and short-term instruments and valuation changes were not significant.  For more information, see Fair Value Option disclosures in Note 16.  Fair Values of Financial Instruments.

•                  Derivatives and hedging activities reported net gains of $11.3 million in the 2015 second quarter, in contrast to a loss of $1.7 million in the prior year period.  On a year-to-date basis at June 30, derivatives and hedging activities reported net gains of $17.4 million, in contrast to net losses of $3.8 million in the prior year period.

•                  The primary source of derivatives and hedging gains and losses were valuation changes associated with interest rate swaps in standalone economic hedges of debt and advances, and net interest accruals (net income) on standalone swaps.  Valuation changes on interest rate caps in economic hedges of certain floating rate investments were another source.  Together, they reported a net gain of $6.6 million in the 2015 second quarter, in contrast to a net loss of $2.7 million in the same quarter in 2014.  On a year-to-date basis at June 30, standalone derivatives reported valuation gains of $13.6 million in the 2015 period, in contrast to a $6.8 million loss in the prior year period.  For more information, see management discussions and analysis in Table 1.13.

•                  Derivatives in a qualifying hedge relationship under hedge accounting rules were the predominant hedges, and their impact on earnings (derivatives and hedging activities) was not significant as the hedges were highly effective in offsetting changes in the fair values of the hedged items due to changes in the LIBOR index, which is our benchmark index.  Ineffectiveness, which is the difference between valuation changes between the hedging derivatives and the hedged items, was a net gain of $4.7 million the 2015 second quarter, compared to a net gain of $1.1 million in the same period in 2014.  On a year-to-date basis at June 30, qualifying hedges reported gains of $3.8 million in the 2015 period, compared to gains of $3.0 million in the prior year period.  We consider the ineffectiveness as not significant on a portfolio of hedges that was in excess of $100 billion.  For qualifying hedges, interest income or expense accruals were not recorded as a derivative and hedging gain or loss, rather they were recorded as an interest income or expense.

•                  Cash flow evaluation of expected credit OTTI identified one previously OTTI private-label mortgage backed security that was deemed re-impaired and an additional OTTI loss of $61.0 thousand was recorded in the 2015 second quarter.  No OTTI was recorded in any other periods in this report.

•                  Debt buy back charge was $7.8 million in the 2015 second quarter.  Par amounts $80.0 million of high coupon debt were bought back in order to better position the balance sheet for future earnings.

Other expenses comprised of Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the FHFA.

•                  Operating expenses were $6.7 million in the 2015 second quarter, almost unchanged from the same period last year.  For the year-to-date period ended June 30, expenses were $13.7 million in the 2015 period, a little lower than $14.1 million in the 2014 period.

•                  Compensation and benefits expenses were $15.1 million in the 2015 second quarter, compared to $12.8 million in the prior year period.  The increase was driven primarily by higher pension expenses, increases in compensation costs due to inflationary increases and staff additions.  For the year-to-date period ended June 30, expenses were $31.3 million in the 2015 period, compared to $26.9 million in the 2014 period, due to similar increases as in the 2015 second quarter.

•                  Expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $3.4 million in the 2015 second quarter, a little up from $3.2 million in the 2014 period.  On a year-to-date period ended June 30, expenses were $7.0 million, up from $6.8 million in the prior year period.

Net interest income — Net interest income is impacted by a variety of factors: (1) transaction volumes, as measured by average balances of interest earning assets, and by (2) the prevailing balance sheet yields, as measured by yields on earning assets minus yields paid on interest-costing liabilities, after including the impact of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:                                       Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2015	2014	Change	2015	2014	Change
Total interest income (a)	$211,319	$201,276	4.99%	$432,729	$404,507	6.98%
Total interest expense (a)	105,055	95,121	(10.44)	207,371	190,232	(9.01)
Net interest income before provision for credit losses	$106,264	$106,155	0.10%	$225,358	$214,275	5.17%

(a)   Total Interest Income and Total Interest Expense — See Table 1.7 and 1.9 together with accompany discussions.

Net interest income was almost unchanged in the 2015 second quarter over the same quarter in the prior year.  Net interest income in the 2015 period was 34 basis points, up by one basis point from the prior year period.  Net interest spread is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities.  Advance yields grew by 3 basis points to 54 basis points the current year quarter.  Improved market yields in the overnight federal funds and repo markets also earned higher interest income from investing excess liquidity in the 2015 period.  Offsetting the favorable changes, consolidated obligation debt yields were higher in the 2015 period; the decline in the book of business, as represented by average earning assets, adversely impacted interest revenues.  Average earning assets were $118.0 billion in the 2015 period, a decline of $2.8 billion compared to the 2014 period primarily driven by lower average investments in federal funds sold and overnight repo balances.  Average advance balances were $89.3 billion, almost unchanged from the prior year period.

Net interest margin, a measure of margin efficiency is Net interest income divided by average earning assets, was 36 basis points in the 2015 second quarter, and improved one basis point from the prior year period.  These key performance parameters have been stable period-over-period, indicative of a robust asset-liability management strategy that has withstood the uncertainties in the capital markets.

Net interest income for the year-to-date period ended June 30, was $225.4 million, compared to $214.3 million in the same period in 2014.  The increase period-over-period was primarily due to the increase in interest-earning assets, due to the cumulative increase in the volume of advances period-over-period, specifically in the 2015 first quarter compared to the first quarter in 2014.  Prepayment fees of $7.9 million (recorded as a component of Interest income from advances in the 2015 first quarter; and $0.5 million in the second quarter) also contributed to higher Net interest income in the 2015 six month period.

Interest income from investing member capital — In the very low interest rate environment for overnight and short-term investments, our earnings from interest free capital and non-interest bearing liabilities have not been significant contributors.  We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital stock increases or decreases with amounts borrowed by members.  Average capital was $6.3 billion in the 2015 second quarter, compared to $6.5 billion in the prior year period.  In the past several years, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the low prevailing overnight rates at financial institutions.

In the 2015 periods, market yields for overnight investments have improved, and with the introduction of the tri-party repo lending at the FHLBNY, we are better poised to manage our risk/reward liquidity policies and earn higher interest income from investing excess liquidity.  For more information about factors that impact Interest income and Interest expense, see Table 1.3 and discussions thereto.  Also, see Table 1.5 Spread and Yield Analysis, and Table 1.6 Rate and Volume Analysis.

Impact of qualifying hedges on Net Interest income — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:                                       Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest Income	$446,644	$451,468	$905,264	$907,122
Net interest adjustment from interest rate swaps	(235,325)	(250,192)	(472,535)	(502,615)
Reported interest income	211,319	201,276	432,729	404,507

Interest Expense	152,791	150,651	309,144	295,722
Net interest adjustment from interest rate swaps and basis amortization	(47,736)	(55,530)	(101,773)	(105,490)
Reported interest expense	105,055	95,121	207,371	190,232

Net interest income	$106,264	$106,155	$225,358	$214,275

Net interest adjustment - interest rate swaps	$(187,589)	$(194,662)	$(370,762)	$(397,125)

Note: Does not include impact to net interest income due to internal derivatives.

GAAP compared to Economic — 2015 second quarter compared to the 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

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

The following tables contrast Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.4:                                       GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended June 30,
	2015			2014
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$106,264	0.36%	0.34%	$106,155	0.35%	0.33%
Interest income (expense)
Swaps not designated in a hedging relationship	6,455	0.02	0.02	3,108	0.01	0.01

Economic net interest income	$112,719	0.38%	0.36%	$109,263	0.36%	0.34%

	Six months ended June 30,
	2015			2014
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$225,358	0.37%	0.35%	$214,275	0.36%	0.33%
Interest income (expense)
Swaps not designated in a hedging relationship	11,501	0.02	0.02	6,778	0.01	0.01

Economic net interest income	$236,859	0.39%	0.37%	$221,053	0.37%	0.34%

(a)   The net interest income reported as an adjustment to GAAP interest income was for the most part generated by interest rate swaps in the economic hedges associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged debt elected under the FVO (generally in a pay 3-month LIBOR, receive fixed-rate interest rate swap transaction).  Recorded net interest income on such interest rate swaps was $6.5 million and $11.5 million for the three and six months ended June 30, 2015 compared with $3.1 million and $6.8 million in the same periods in the prior year.  In each period, such interest income was reported as a derivative gain in Other income.  From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that converts fixed-rate exposures to LIBOR exposures and should be considered as a relevant measure of our margin performance.  Yields and spreads are annualized.  Table 1.4 above provides useful information to track the impact on our economic net interest margin.

Spread and Yield Analysis — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

Table 1.5:                                       Spread and Yield Analysis

	Three months ended June 30,
	2015			2014
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$89,328,962	$119,953	0.54%	$89,544,323	$113,366	0.51%
Interest bearing deposits and others	1,060,794	374	0.14	1,341,723	279	0.08
Federal funds sold and other overnight funds	10,672,220	2,930	0.11	14,128,286	2,481	0.07
Investments	14,571,893	68,078	1.87	13,850,353	67,595	1.96
Mortgage and other loans	2,365,407	19,984	3.39	1,952,503	17,555	3.61

Total interest-earning assets	$117,999,276	$211,319	0.72%	$120,817,188	$201,276	0.67%

Funded By:
Consolidated obligations-bonds	$65,705,892	$81,800	0.50%	$75,658,768	$78,086	0.41%
Consolidated obligations-discount notes	43,499,425	22,898	0.21	35,227,758	16,658	0.19
Interest-bearing deposits and other borrowings	1,107,366	187	0.07	1,759,896	154	0.04
Mandatorily redeemable capital stock	19,070	170	3.57	23,573	223	3.80

Total interest-bearing liabilities	110,331,753	105,055	0.38%	112,669,995	95,121	0.34%

Other non-interest-bearing funds	1,364,380	—		1,648,386	—
Capital	6,303,143	—		6,498,807	—

Total Funding	$117,999,276	$105,055		$120,817,188	$95,121

Net Interest Income/Spread		$106,264	0.34%		$106,155	0.33%

Net Interest Margin (Net interest income/Earning Assets)			0.36%			0.35%

	Six months ended June 30,
	2015			2014
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$93,374,411	$251,151	0.54%	$89,331,747	$227,217	0.51%
Interest bearing deposits and others	1,114,068	705	0.13	1,392,134	510	0.07
Federal funds sold and other overnight funds	11,582,823	6,009	0.10	14,944,337	4,540	0.06
Investments	14,461,773	135,562	1.89	13,900,394	137,220	1.99
Mortgage and other loans	2,278,887	39,302	3.48	1,949,181	35,020	3.62

Total interest-earning assets	$122,811,962	$432,729	0.71%	$121,517,793	$404,507	0.67%

Funded By:
Consolidated obligations-bonds	$68,381,309	$160,527	0.47%	$74,963,425	$155,408	0.42%
Consolidated obligations-discount notes	45,348,846	46,048	0.20	36,970,123	34,021	0.19
Interest-bearing deposits and other borrowings	1,296,992	370	0.06	1,637,462	298	0.04
Mandatorily redeemable capital stock	19,471	426	4.41	23,765	505	4.29

Total interest-bearing liabilities	115,046,618	207,371	0.36%	113,594,775	190,232	0.34%

Other non-interest-bearing funds	1,316,711	—		1,430,394	—
Capital	6,448,633	—		6,492,624	—

Total Funding	$122,811,962	$207,371		$121,517,793	$190,232

Net Interest Income/Spread		$225,358	0.35%		$214,275	0.33%

Net Interest Margin (Net interest income/Earning Assets)			0.37%			0.36%

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

Rate and Volume Analysis — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 1.6:                                       Rate and Volume Analysis

	For the three months ended
	June 30, 2015 vs. June 30, 2014
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(273)	$6,860	$6,587
Interest bearing deposits and others	(68)	163	95
Federal funds sold and other overnight funds	(711)	1,160	449
Investments	3,439	(2,956)	483
Mortgage loans and other loans	3,539	(1,110)	2,429

Total interest income	5,926	4,117	10,043

Interest Expense
Consolidated obligations-bonds	(11,097)	14,811	3,714
Consolidated obligations-discount notes	4,210	2,030	6,240
Deposits and borrowings	(72)	105	33
Mandatorily redeemable capital stock	(41)	(12)	(53)

Total interest expense	(7,000)	16,934	9,934

Changes in Net Interest Income	$12,926	$(12,817)	$109

	For the six months ended
	June 30, 2015 vs. June 30, 2014
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$10,543	$13,391	$23,934
Interest bearing deposits and others	(118)	313	195
Federal funds sold and other overnight funds	(1,196)	2,665	1,469
Investments	5,417	(7,075)	(1,658)
Mortgage loans and other loans	5,732	(1,450)	4,282

Total interest income	20,378	7,844	28,222

Interest Expense
Consolidated obligations-bonds	(14,366)	19,485	5,119
Consolidated obligations-discount notes	8,258	3,769	12,027
Deposits and borrowings	(71)	143	72
Mandatorily redeemable capital stock	(93)	14	(79)

Total interest expense	(6,272)	23,411	17,139

Changes in Net Interest Income	$26,650	$(15,567)	$11,083

Interest Income — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.7:                                       Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2015	2014	Change	2015	2014	Change
Interest Income
Advances (a)	$119,953	$113,366	5.81%	$251,151	$227,217	10.53%
Interest-bearing deposits (b)	374	279	34.05	705	510	38.24
Securities purchased under agreements to resell (c)	281	85	NM	521	148	NM
Federal funds sold (c)	2,649	2,396	10.56	5,488	4,392	24.95
Available-for-sale securities (d)	2,273	2,710	(16.13)	4,317	5,712	(24.42)
Held-to-maturity securities (d)	65,805	64,885	1.42	131,245	131,508	(0.20)
Mortgage loans held-for-portfolio (e)	19,978	17,554	13.81	39,294	35,017	12.21
Loans to other FHLBanks	6	1	NM	8	3	NM

Total interest income	$211,319	$201,276	4.99%	$432,729	$404,507	6.98%

(a)                  Interest income from advances — Interest income from advances in qualifying hedging relationships is recorded net of the fixed-rate payments to derivative counterparties in exchange for floating-rate cash flows received.  As a result, reported interest income would not necessarily be the same for advances if not hedged.  Table 1.8 summarizes the impact of interest rate swaps on advance interest income that effectively reduced fixed-rate advance interest income to a sub-LIBOR level for hedged advances.

In the 2015 second quarter, interest income from advances grew by $6.6 million, or 5.8% compared to the same period last year, growth driven by rate related increase as volume was flat period-over-period.  Weighted average yield was 54 basis points in the 2015 second quarter, up 3 basis points from the same period last year.  ARC advances, and overnight and short-term advances, which re-price at short intervals benefitted from an increase, albeit small, in short-term rates, specifically LIBOR.  The rising short LIBOR index also benefitted net yields on swapped advances.  The receive-leg of interest rate swaps, which is indexed to LIBOR, reported increase in cash flows received and the increase was in line with rising 3-month LIBOR index period-over-period.  Volume impact was not a significant factor in the 2015 second quarter.  Average advance balances in the 2015 second quarter were $89.3 billion, flat to slightly lower than in the same period in 2014.

On a year-to-date basis at June 30, interest income from advances grew by $23.9 million, or 10.5% in the 2015 period.  Volume growth contributed $10.5 million, driven by higher average advance balances in the 2015 period, due to higher balances in the 2015 first quarter compared to the first quarter of 2014.  Rate related increases contributed $13.4 million in incremental interest income in the 2015 period; prepayment activity, specifically in the 2015 first quarter, contributed $8.4 million in prepayment fees, compared to $2.1 million in the 2014 period.  In the 2015 first quarter, par amounts of $6.8 billion of ARC advances were prepaid and $415.0 million of fixed-rate advances were prepaid when the FDIC put a borrowing member into receivership.

(b)                  Interest bearing deposits — Represents interest income from cash collateral and margins posted to derivative counterparties and the Chicago Mercantile Exchange, a Derivative Clearing Organization (“DCO”).

Interest income from deposits posted as collateral has increased in the 2015 second quarter, consistent with higher overnight federal funds effective rate, which is the earning index for cash collateral and margins.  Average yield was 14 basis points in the 2015 second quarter, compared to 8 basis points in the prior year period.  On a year-to-date basis at June 30, interest income also increased due to the impact of higher prevailing rates in the 2015 period.  Increase in interest income was partly offset by the decline in the average amounts of collateral posted as a growing volume of derivative trades are cleared through a central DCO, enabling us to net positive and negative derivative contracts, effectively compressing posted cash margins.

(c)                   Interest income from investments in federal funds and other overnight funds — Interest income from overnight investments increased in the 2015 second quarter, consistent with higher prevailing overnight federal funds effective rate.  The favorable impact from higher market yield was partly offset by lower volume of investments.  Average balances declined to $10.7 billion in the 2015 period from $14.1 billion in the 2014 period.  On a year-to-date basis at June 30, interest income was higher in the 2015 period due to higher prevailing rates period-over-period.  Volume was lower, $11.6 billion in the 2015 period, compared to $14.9 billion in the prior year period.

(d)                  Interest income from investment securities — Available-for-sale and Held-to-maturity securities — Long-term investment securities, primarily GSE issued mortgage-backed securities (“MBS”) were designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  MBS totaling $1.1 billion at fair values were AFS at June 30, 2015 ($1.2 billion at December 31, 2014);  MBS totaling $12.8 billion at carrying values were HTM at June 30, 2015 ($12.3 billion at December 31, 2014), and 97.6% were GSE-issued.  Investments in housing finance agency bonds, primarily those in New York and New Jersey, were $833.9 million at June 30, 2015 ($813.1 million at December 31, 2014) and were classified as HTM.

Changes in interest income in the 2015 second quarter compared to the prior year period have been driven primarily by three factors - the prevailing LIBOR index (for floating rate MBS), the trading margin or the spread above LIBOR, and the volume of acquisitions to replace pay-downs (principal amortization).

For MBS, both floating-rate and fixed-rate, yields have declined in 2015 period-over-period due to continued margin compression relative to the LIBOR index, which impacts our funding costs.  Tight supply of securities has been the primary cause.

Yield metrics on mortgage-backed securities are discussed on an economic basis and excludes the impact on average balances due to adjustments to the carrying values for credit and non-credit OTTI.  The yields discussed may not be the same as those presented in Table 1.5 Spread and Yield Analysis, which would include the impact of credit OTTI and accretable yield.  Economic yields used as a basis for discussions may enhance investor and shareholders’ understanding of market conditions.

Floating-rate MBS are indexed to short-term LIBOR, which have been at record lows in recent past periods; the LIBOR index has steadily moved higher in 2015, albeit small, about 4-5 basis points on average.  Rate increases will have a lagging impact, and we expect to see a positive impact as the securities re-price in future periods.  Spread compression remains the significant driver that has caused yields to decline in the 2015 second quarter and year-to-date periods.  Aggregate yield on floating-rate MBS was about 69 basis points in the 2015 second quarter and year-to-date periods, compared to about 76 basis points in the 2014 periods.

Fixed-rate MBS coupons have been declining as vintage fixed-rate MBS with higher coupons have paid down and replaced by lower yielding MBS.  Aggregate yield on fixed-rate MBS was on average about 304 basis points in the 2015 second quarter, compared to 316 basis points in the 2014 period.  Volume, as measured by average outstanding balances, was $7.2 billion in the 2015 period, a little lower compared to the prior year period.  On a year-to-date basis at June 30, average balance was $7.2 billion in the 2015 period, slightly lower than during the same period in 2014.  The impact of an unchanged volume of investment securities combined with the fact that high-yielding vintage fixed-rate securities were replaced by lower yielding securities, had an adverse impact on interest income from fixed-rate MBS securities.

(e)                   Interest income from mortgage loans — Interest income from MPF loans has increased in the 2015 second quarter driven by higher loan volume, as measured by average outstanding balances, which grew to $2.4 billion in the 2015 period, up from $2.0 billion in the prior year period.  Yield was 339 basis points in the 2015 period, compared to 361 basis points in the 2014 period.  The unfavorable impact of lower yields in the 2015 second quarter was offset by the volume benefits of increased acquisitions in the current year period.  On a year-to-date basis at June 30, higher volume contributed to increase in interest income and was partly offset by lower yields.

NM — Not meaningful.

Impact of hedging on Interest income from advances — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.8:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$355,278	$363,558	$723,686	$729,832
Net interest adjustment from interest rate swaps (a)	(235,325)	(250,192)	(472,535)	(502,615)
Total Advance interest income reported	$119,953	$113,366	$251,151	$227,217

(a)         On interest rate swaps that have hedged fixed-rate advances, we have paid to swap counterparties on a net basis $235.3 million and $472.5 million in the three and six months ended June 30, 2015 compared with $250.2 million and $502.6 million in the same periods of prior year.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap with a pay fixed-rate leg and a receive LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the advance results in a synthetic conversion of the fixed-rate funding advance to LIBOR indexed variable interest income.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have outflows in the periods in this report, reducing the higher fixed-rate advance yield to a LIBOR basis.  Lower amounts of net interest have been paid by the FHLBNY in the derivative hedging transactions, as vintage high-coupon fixed-rate interest rate swaps (and hedged advances) were terminated or have matured.  Additionally, as more medium and shorter-term advances have been issued and hedged, the interest rate swaps were also medium or shorter-term and the spread between the fixed-rate coupon and the 3-month LIBOR was narrower, driving down the net cash flows paid to swap counterparties.

Interest expense — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

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

Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense.  Reported Interest Expense is net of the impact of hedge strategies.  The primary strategy is the Fair Value hedge that creates LIBOR-indexed funding.  We also use the Cash Flow hedge strategy that creates long-term fixed-rate funding to lock in future net interest margin.  In a Fair value hedge strategy of a bond or discount note, we generally pay variable-rate LIBOR-indexed cash flows to swap counterparties.  In exchange, we receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank debt.  This exchange effectively converts fixed coupons to floating rate coupons indexed to the 3-month LIBOR.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.9:                                       Interest Expenses — Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2015	2014	Change	2015	2014	Change
Interest Expense
Consolidated obligations-bonds (a)	$81,800	$78,086	(4.76)%	$160,527	$155,408	(3.29)%
Consolidated obligations-discount notes (a)	22,898	16,658	(37.46)	46,048	34,021	(35.35)
Deposits (b)	93	144	35.42	213	287	25.78
Mandatorily redeemable capital stock (c)	170	223	23.77	426	505	15.64
Cash collateral held and other borrowings	94	10	NM	157	11	NM

Total interest expense	$105,055	$95,121	(10.44)%	$207,371	$190,232	(9.01)%

(a)         Interest expense on consolidated obligation bonds and discount notes — Interest expense is recorded net of the floating-rate payments to derivative counterparties in return for fixed-rate cash inflows for debt in qualifying hedging relationships.  As a result, reported expenses would not necessarily be the same for the debt if not hedged.  Table 1.10 summarizes the impact of interest rate swaps debt expenses that benefited from favorable swap cash flows in the existing interest rate environment in the three and six months ended June 30, 2015 and 2014, reducing fixed-rate debt expense to a sub-LIBOR level for hedged debt.  If in future periods, LIBOR rises to levels above the fixed-rate contracts, the net cash flows between the swap counterparty and the FHLBNY would become unfavorable.

Consolidated obligation debt has funded over 90% of earning assets in each of the periods in this report.  The funding mix between the use of consolidated bonds and discount notes changed in 2015,  with discount notes funding 37% of earning assets in the 2015 second quarter and year-to-date period ended June 30, 2015, and 30% in the 2014 periods.  Discount notes are carried at lower yields (relative to bonds), as discount notes are short-term funding vehicles, and that mix between discount notes and bonds is an asset/liability management decision based on the funding environment.  The tactical shift in the funding mix has offset some of the impact of the rising cost of funds in the first and second quarters in 2015 on a swapped out basis.

Consolidated obligation bonds — Interest expense in the 2015 second quarter was $81.8 million, an increase of 4.8% over the same period last year.  The expense is net of the impact of hedging utilizing interest rate swaps.  The aggregate yield paid on bonds, swapped and un-swapped, was 50 basis points in the 2015 second quarter, compared to 41 basis points in the prior year period.  On an un-swapped basis, the effective yields on bonds have generally been stable in line with a stable pricing of short-and medium-term consolidated obligation bonds.  On a year-to-date basis at June 30, interest expense was $160.5 million in the 2015 period, an increase of 3.3% over the same period in last year.  The aggregate yield paid on bonds, swapped and un-swapped, was 47 basis points in the 2015 period, compared to 42 basis points in the prior year period.

A number of factors explain the increase in the cost of funding period-over-period.  One factor was the volume and utilization of floating rate bonds; the level of pricing of floating rate consolidated bonds was another factor.   In the 2015 second quarter, floating rate bonds averaged $6.5 billion, costing a yield of 17 basis points.  In contrast, in the same period in 2014, floating rate bonds averaged $13.5 billion, costing a lower yield of 12 basis points.  The increase in prevailing short-term LIBOR index in 2015 resulted in higher amounts of cash payments to swap counterparties in the swap of a debt instrument in which we pay LIBOR indexed cash flows and receive fixed-rate cash flows.

In general, the continued low 3-month LIBOR has had a negative impact on debt that is swapped to sub-LIBOR levels.  When the 3-month LIBOR declines to very low levels, there is very little room for the spread to remain at a level that is consistent with the higher credit rating ascribed to the FHLBank debt.  As a result, pricing of bonds have remained at tight spreads to LIBOR, a continuation of the trend observed over the recent past.  That spread is a key driver in the cost of funding as it is the FHLBNY’s practice to attempt to hedge its fixed-rate debt to LIBOR.

Consolidated obligation discount notes — As discount notes are short term funding, one year or less, the yields paid are lower than consolidated obligation bonds, and are typically issued at a small premium over equivalent maturity Treasury bills.  Discount notes do not make interest payments; instead the note is matured at a par value below the issuance price, and the difference between issuance price and par is used to “accrete” to par and to calculate the yield.  In the 2015 second quarter, interest expense was $22.9 million, 37.5% higher than in `the same period last year.  The yield paid on consolidated obligation discount notes was about 13 basis points on an un-swapped basis in the 2015 second quarter, up 4 basis points from the prior year period.  The yield on discount notes on a swapped basis was about 21 basis points in the 2015 second quarter, compared to 19 basis points in the prior year period.  For certain discount notes, cash flow hedge strategies have been executed to synthetically convert the variability of cash flows of $1.3 billion of discount notes to long-term fixed rate cash flows that are utilized to fund long-term investments in MBS at a predictable margin.  In this cash flow hedge relationship, the accruals are typically unfavorable to the overall cost of the discount notes, increasing the discount note expense to a long-term fixed-rate, but assure us of achieving a predictable long-term cost of funds.  On a year-to-date basis at June 30, interest expense was $46.0 million, an increase of 35.4 % over the same period last year.  Volume, as represented by average outstanding balances, was higher in the 2015 period as were yields paid on discount notes.

(b)         Interest expense on deposits — The FHLBNY takes deposits as a service to its members, and is not a significant source of funds.  Average balances declined in the 2015 second quarter to $1.1 billion, compared to $1.8 billion in the prior year period.  On a year-to-date basis at June 30, average deposit balances were $1.3 billion, compared to $1.6 billion in the prior year period.  The decline in balances explains the decline in interest expense on deposits.  Other deposits included cash collateral received from swap counterparties to mitigate the FHLBNY’s fair value exposures on open derivative positions, and balances and interest expense were not significant.

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

NM — Not meaningful.

Impact of hedging on Interest expense on debt — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

Derivative strategies are primarily used to manage the interest rate risk inherent in fixed-rate debt by converting the fixed-rate funding to floating-rate debt that is indexed to 3-month LIBOR, our preferred funding base.  The strategies are designed to protect future interest margins.  A substantial percentage of non-callable fixed-rate debt is swapped to plain vanilla 3-month LIBOR indexed cash flows.  We also issue fixed-rate callable debt that is typically issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.  The cash flow objectives are accomplished by utilizing Fair value hedging strategy, benefitting us in two principal ways.  First, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps convert the debt to an adjustable-rate instrument tied to the 3-month LIBOR.  Second, fixed-rate callable bonds issued in conjunction with the execution of interest rate swaps containing a call feature (that mirrors the option embedded in the callable bond), enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.10:                                Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Consolidated bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$138,239	$142,388	$279,628	$278,318
Discount notes-Interest expense before adjustment for swaps	14,195	7,886	28,720	16,601
Amortization of basis adjustments	(468)	81	(1,132)	235
Net interest adjustment for interest rate swaps (a)	(47,268)	(55,611)	(100,641)	(105,725)
Total bonds and discount notes-Interest expense	$104,698	$94,744	$206,575	$189,429

(a)               Interest rate swaps hedging consolidated obligation debt resulted in net favorable cash flow accruals of $47.3 million and $100.6 million in the three and six months ended June 30, 2015 compared with $55.6 million and $105.7 million in the same periods in the prior year.  A fair value hedge of debt is accomplished by the execution of an interest rate swap with a receive fixed-rate leg and a pay LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the debt results in a synthetic conversion of the fixed-rate funding cost to LIBOR indexed variable expense.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have been generally positive in the periods in this report, reducing the cost of funding to a LIBOR basis.

The level of the prevailing LIBOR index has a direct impact on cash flows exchanged in a swap of our consolidated obligation bonds and notes - The increase in the 3-month LIBOR index in 2015, relative to the prior year resulted in higher amounts of cash payments to swap counterparties, and was a primary factor in the declining cash in-flows from swaps hedging debt .

Allowance for Credit Losses — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

•                  Mortgage loans held-for-portfolio — Provision for credit allowances was $0.4 million in the 2015 second quarter.  On a year-to-date basis at June 30, provision was $0.5 million in the 2015 period and less than $0.1 million in the prior year period.  With the adoption of guidelines from the FHFA on January 1, 2015, we charged off $3.7 million of previously recorded credit allowance on loans that were delinquent for 180-days or greater.

We evaluate impaired conventional mortgage loans on an individual (loan-by-loan) basis, and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to calculate/measure credit losses on impaired loans.  Loans are considered impaired when they are delinquent for 90 days or more, and loan loss allowances are computed at that point.  We perform a “loss emergence analysis” to track the movement of loans through the various stages of delinquency in order to estimate the percentage of losses likely to be incurred in the current portfolio.  The low amounts of provisions for credit allowances are consistent with the handful of loans that have experienced foreclosures or losses.  Additionally, collateral values of impaired loans have continued to remain steady and have improved in the New York and New Jersey sectors, and the low loan loss reserves were reflective of the stability in home prices in our residential loan markets.  FHA/VA (Insured mortgage loans) guaranteed loans were evaluated collectively for impairment, and no allowance was deemed necessary.

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

Analysis of Non-Interest Income (Loss) — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:                                Other Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Other income (loss):
Service fees and other (a)	$2,305	$1,855	$5,269	$4,587
Instruments held at fair value - Unrealized (losses) gains (b)	(2,868)	1,684	(5,958)	2,489

Total OTTI losses	(249)	—	(249)	—
Net amount of impairment losses reclassified to Accumulated other comprehensive loss	188	—	188	—
Net impairment losses recognized in earnings (c)	(61)	—	(61)	—

Net realized and unrealized gains (losses) on derivatives and hedging activities (d)	11,257	(1,674)	17,356	(3,796)
Losses from extinguishment of debt (e)	(7,819)	—	(7,819)	(438)
Total other income	$2,814	$1,865	$8,787	$2,842

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby financial letters of credit.  Revenues are up slightly period-over-period primarily due to increase in revenues from Safekeeping.  Fees earned from commitment and financial letters of credit were flat period-over-period.  Earnings from the grantor trust were higher in the 2015 periods.  Issuance expenses of debt elected under the FVO were a little lower.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported a net losses of $2.9 million and $6.0 million in the three and six months ended June 30, 2015, compared to net gains of $1.7 million and $2.5 million in the prior year periods.  Fluctuations in fair values are impacted by changes in the notional amounts elected under the FVO, the remaining duration to maturity, changes in the term structure of the pricing curve, and the unpaid accrued interest receivable/payable.

FVO advances — In the 2015 second quarter, fair value changes resulted in a net loss of $1.1 million.  Vintage FVO advances were nearing their maturities and unrealized gains were losing time value.  In the 2014 second quarter, a gain of $0.7 million was recorded.  On a year-to-date basis at June 30, fair value gains of $3.3 million were recorded in the 2015 period.  FVO advances that were previously in an unrealized fair value gain position were prepaid and gains realized in the 2015 first quarter.  In the year-to-date period in 2014, net gains were $2.6 million.

Notional amounts of Advances elected under the FVO were $7.3 billion at June 30, 2015, $18.7 billion at June 30, 2014 and $15.7 billion at December 31, 2014.  FVO advances were primarily ARC advances, which are adjustable rate and indexed to LIBOR.

Changes in the fair values of FVO Advances have not been significant as the adjustable rate advances re-price quarterly to the prevailing LIBOR, and fair values remain close to par.  Changes to the pricing curve have not been a significant factor as the advance pricing curve has remained well correlated to LIBOR, the coupon’s index.

FVO Bonds — In the 2015 second quarter fair value changes of bonds elected under the FVO reported a net loss of $0.1 million, compared to a net gain of $0.3 million in the same period in 2014.  On a year-to-date basis at June 30, fair value changes reported a net loss of $4.5 million in the 2015 period, compared to a net loss of $0.6 million in the prior year period.  Notional amounts of bonds elected under the FVO were $21.3 billion at June 30, 2015, $18.1 billion at June 30, 2014 and $19.5 billion at December 31, 2014.  Fluctuations in fair values have generally reflected the reversal of previously recognized unrealized gains and losses as the bonds approached maturity (time value changes).  Shifts in the CO pricing curve have generally not been significant in the short-end of the curve at the balance sheet dates, as the FVO bonds were fixed-rate with original maturities that were generally two years or less.  As bonds matured in a period, previously recorded unrealized gains and losses reversed to zero in a subsequent period.

FVO Discount notes — Fair value changes of FVO discount notes resulted in a net loss of $1.7 million and $4.7 million in the three and six months ended June 30, 2015, compared to a net gain of $0.6 million and $0.5 million in the same periods in 2014.  Notional amounts of discount notes elected under the FVO were $14.7 billion at June 30, 2015, $4.6 billion at June 30, 2014 and $7.9 billion at December 31, 2014.  Shifts in the CO pricing curve have generally not been significant in the short-end of the curve at the balance sheet dates.       Typically, changes in the fair values of FVO discount notes have not been significant as the notes mature within a year of issuance, or shorter.  Interperiod fluctuations in fair value are likely to occur when discount notes mature in a period and previously recorded unrealized gains and losses reverse to zero in a subsequent period.

For more information, see financial statements, FVO disclosures in Note 16. Fair Values of Financial Instruments.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Our cash flow analyses in the 2015 second quarter identified very modest deterioration in the performance parameters of one previously impaired private-label MBS.  Credit OTTI charged to earnings was $61.0 thousand.

(d)         Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 1.13 and accompanying discussions for more information.

(e)          Earnings Impact of Debt extinguishment — Par amount of $80.0 million were bought back in the 2015 second quarter at a realized loss of $7.8 million.  No debt was extinguished or sold in the 2015 first quarter.  Expenses charged to earnings in the prior year first quarter period was $0.4 million, See Table 1.12 below for discussions and analysis.

The following tables summarize debt retirement and transfer activities (in thousands):

Table 1.12:                                Debt Extinguishment (a)

	Three months ended June 30,
	2015		2014
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds	$—	$—	$—	$—
Transfer of CO Bonds to Other FHLBanks	$79,963	$(7,819)	$—	$—

	Six months ended June 30,
	2015		2014
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)

Extinguishment of CO Bonds	$—	$—	$56,811	$(438)
Transfer of CO Bonds to Other FHLBanks	$79,963	$(7,819)	$—	$—

(a)               We retire or buy back debt principally to reduce future debt costs or when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.

Earnings Impact of Derivatives and Hedging Activities — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

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

Generally for the FHLBNY, derivative and hedging gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Typically, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For both categories, derivatives that are standalone, and derivatives and hedged items that qualify under hedge accounting rules, fair value gains and losses are unrealized and sum to zero if held to maturity.  Interest accruals on standalone derivatives, and are considered as hedging gains or losses on standalone hedges, are realized at the periodic accrual settlement dates.  For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 9.1 — 9.3.

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 1.13:                                Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended June 30, 2015
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(235,325)	$(117)	$56,439	$(8,703)	$—	$—	$(187,706)
Net realized and unrealized gains on derivatives and hedging activities
Gains on fair value hedges	3,585	—	1,070	—	—	—	4,655
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(631)	—	4,114	3,738	—	—	7,221
Net (losses) gains on swaps and caps in other economic hedges	(8)	(383)	173	—	(401)	—	(619)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	2,946	(383)	5,357	3,738	(401)	—	11,257

Total earnings impact	$(232,379)	$(500)	$61,796	$(4,965)	$(401)	$—	$(176,449)

	Three months ended June 30, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(250,192)	$(75)	$64,301	$(8,771)	$—	$—	$(194,737)
Net realized and unrealized gains on derivatives and hedging activities
Gains on fair value hedges	213	—	797	—	—	—	1,010
Gains on cash flow hedges	—	—	51	—	—	—	51
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	—	—	2,081	62	—	—	2,143
Net (losses) gains on swaps and caps in other economic hedges	(1)	326	427	—	(5,647)	17	(4,878)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	212	326	3,356	62	(5,647)	17	(1,674)

Total earnings impact	$(249,980)	$251	$67,657	$(8,709)	$(5,647)	$17	$(196,411)

	Six months ended June 30, 2015
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(472,535)	$(220)	$119,100	$(17,327)	$—	$—	$(370,982)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	2,525	—	1,497	—	—	—	4,022
Losses on cash flow hedges	—	—	(265)	—	—	—	(265)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(717)	—	8,560	7,124	—	—	14,967
Net (losses) gains on swaps and caps in other economic hedges	(45)	(476)	1,150	—	(2,037)	40	(1,368)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	1,763	(476)	10,942	7,124	(2,037)	40	17,356

Total earnings impact	$(470,772)	$(696)	$130,042	$(10,203)	$(2,037)	$40	$(353,626)

	Six months ended June 30, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(502,615)	$(157)	$122,909	$(17,419)	$—	$—	$(397,282)
Net realized and unrealized gains on derivatives and hedging activities
Gains on fair value hedges	846	—	2,111	—	—	—	2,957
Gains on cash flow hedges	—	—	51	—	—	—	51
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	—	—	5,989	601	—	—	6,590
Net (losses) gains on swaps and caps in other economic hedges	(10)	436	49	—	(13,886)	17	(13,394)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	836	436	8,200	601	(13,886)	17	(3,796)

Total earnings impact	$(501,779)	$279	$131,109	$(16,818)	$(13,886)	$17	$(401,078)

(a)   Yield adjustments — The impact of amortization/accretion and interest accruals on hedging activities — Amortization/accretion and interest expense or income are recorded in Interest income or expense and have a significant impact on net yield and on Net interest income as a result of hedging activities.

Previously recorded hedge valuation basis on advances and debt that are no longer in a hedging relationship are amortized/accreted and recorded in the Statements of income in the same interest income or expense line as the hedged items as a yield adjustment.  Interest accrual on swaps in a qualifying hedge relationship is also recorded in the Statements of income as an Interest income or Interest expense as a yield adjustment.

In the 2015 second quarter and year-to-date period, $187.7 million and $371.0 million of net swap interest expenses were recorded in Net interest income in the Statements of income, representing net interest expenses paid to swap counterparties in the swap interest rate exchanges.  In the same periods in 2014, $194.7 million and $397.3 million were recorded as net interest expenses.  While the impact on periodic earnings was unfavorable, the execution of the hedges achieved our interest rate risk management strategy, which was to mitigate the risk arising from fixed-rate cash flows resulting from fixed-rate advances borrowed by our members, and the issuances of fixed-rate debt to finance our lending activities.  We have executed interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and almost all fixed-rate putable advances, and certain fixed-rate consolidated obligation bonds to variable-rate LIBOR exposure.  In certain instances we have converted the variability of forecasted cash flows to fixed-rate cash flows by the execution of cash flow hedges of future issuances of discount notes, converting floating-rate interest expense to long-term fixed-rate expense.

Additional information is provided in this MD&A in Table 1.3 Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps.

(b)   Other income as a Net realized and unrealized gains (losses) on derivatives and hedging activities — The primary components were (a) fair value changes of derivatives in qualifying fair value hedges offset by fair value changes of hedged items, and the ineffective portion of fair value changes of derivative in cash flow hedging relationships, and (b) fair value changes of standalone derivatives that were in economic hedges, and the net interest accruals on the standalone swaps; standalone swaps were primarily those designated in economic hedges of advances and debt elected under the FVO.  Standalone derivatives are marked to their fair values and changes in fair values are recorded as an impact of derivative and hedging activities.  For a qualifying hedge, only the fair value hedge ineffectiveness, the difference between the fair values of derivatives and hedged items, are recorded as an impact of derivatives and hedging activities.

In aggregate in the 2015 second quarter and year-to-date period, net gains of $11.3 million and $17.4 million were recorded in Other income in the Statements of income from derivatives and hedging activities.  In the same periods in 2014, net losses of $1.7 million and $3.8 million were recorded in Other income.

Primary drivers are discussed below:

Qualifying hedging

•                  Fair value gains and losses on Fair value hedges — In the 2015 second quarter and year-to-date period, net hedging gains of $4.7 million and $4.0 million net gains were reported.  In the same periods in 2014, net hedging gains of $1.0 million and $3.0 million were reported.  Fair value losses and gains were generally unrealized and we do not consider the hedge ineffectiveness as significant relative to the notional amounts of derivative transactions outstanding that were in excess of $100.0 billion at each period in this report.

•                  Fair value gains and losses on Cash flow hedges — We have two primary cash flow hedging strategies; a rollover cash flow hedging the variability of long-term issuances of discount notes, and second, the hedging of anticipated issuances of debt.  No ineffectiveness have been observed or recorded in the rollover strategy.   In the 2015 second quarter and year-to-date period, ineffectiveness from hedging anticipated issuances of debt resulted in insignificant amounts of ineffectiveness of $0 and $0.3 million (loss), and fair value gains of $0.1 million and $0.1 million in the same periods in 2014.

Standalone derivative:

Standalone derivatives are marked to their fair values without the offsetting benefit of the fair value changes of the advances and debt that are economically hedged.  The FHLBNY does not engage in derivatives for purposes other than for a hedge strategy.  Swaps in economic hedges were primarily hedging advances and debt elected under the FVO, and interest rate caps hedging capped variable rate available-for-sale securities.  Fair values from standalone derivatives are recorded in Other income as gains or losses from derivatives and hedging activities.  In addition, interest accruals on standalone swaps are also recorded as gains or losses from derivatives and hedging activities. In aggregate, net gains of $6.6 million and $13.6 million were recorded in the 2015 second quarter and year-to-date period, in contrast to net losses $2.7 million and $6.8 million in the same periods in 2014.

•                  Interest accruals on standalone derivatives — In the 2015 second quarter and year-to-date period, interest accruals recorded in Other income from standalone derivatives contributed gains of $6.5 million and $11.5 million, compared to gains of $3.1 million and $6.8 million in the same periods in 2014.  Interest accruals on the swaps were a net gain as the receive fixed-rate cash flows exceeded the pay variable-rate cash flows in the prevailing interest rate environment.

•                  Fair value gains and losses on standalone derivatives — The primary source was the fair value changes of interest rate caps, all designated as standalone.  Interest rate caps reported fair value losses of $0.4 million and $2.0 million in the 2015 second quarter and year-to-date period, compared to fair value losses of $5.6 million and $13.9 million the same periods in 2014.  In the prior year periods, and in a declining interest rate environment, purchased caps were losing value.  In the current year periods, the forward yield curve has steepened and cap values have stabilized.  Another source was from swaps designated in economic hedges of debt elected under the FVO that reported net gains of $1.0 million and $4.1 million in the 2015 second quarter and year-to-date period, compared to a net loss of $0.6 million and a gain of $0.1 million in the same periods in 2014.  Period-over-period fluctuations in the fair values of swaps in economic hedges of FVO instruments have been relatively insignificant due to the relative short duration of the swaps, which were intermediate term, generally with maturities of less than two years.  As the swaps approached their maturity, gains and losses reversed so that at maturity, their values were zero.  Interperiod valuation fluctuations are generally due to fair value gains and losses in one period that are followed by reversals in subsequent periods as swaps approached maturity.

For more information, also see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow hedging on earnings and AOCI — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

The impact of fair value recorded through earnings was less than $0.1 million in all periods in this report, reflecting insignificant ineffectiveness on cash flow hedges.  Amortization of basis adjustments on terminated cash flow hedges were $0.5 million and $0.7 million in the second quarter of 2015 and 2014, and $1.0 million and $1.5 million in the six month period ended June 30, 2015 and 2014.  Amortization was recorded in Interest expense and such adjustments were consistent with the intent of the cash flow hedging strategies.  Information about realized gains and losses recorded as a yield adjustment on closed cash flow contracts is provided in subsequent paragraphs.  No amounts were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter in any periods in this report.

Derivative gains and losses reclassified from AOCI to current period income — The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:                                                        Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(108,257)	$(50,555)	$(86,667)	$(30,983)
Net hedging transactions (a)	31,003	(20,405)	8,908	(40,713)
Reclassified into earnings	513	734	1,018	1,470
End of period (b)	$(76,741)	$(70,226)	$(76,741)	$(70,226)

(a)         Net hedging transactions primarily represented changes in fair values of swaps in the discount note cash flow hedging program.

(b)         End of period balances were primarily the effective portion of cumulative fair value losses in the discount note cash flow hedging programs.

The two primary Cash Flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we have executed interest rate swaps on the anticipated issuance of debt in order to lock in a spread between the earning asset and the cost of funding.   The swaps are a pay fixed-rate, receive LIBOR indexed structure.  Open swap contracts are valued at the end of each reporting period.  The effective portion of changes in the fair values of the swaps is recorded in AOCI, and ineffectiveness, if any, is recorded through earnings.  In this program, the swap is typically terminated upon issuance of the debt instrument.  The termination fair value is recorded in AOCI and reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.

No contracts were open under this program at June 30, 2015 or at March 31, 2015, the beginning of the current quarter.  At December 31, 2014, the fair values and the notional amount of open contracts were $0.2 million and $77.6 million.

The unamortized fair values from closed contracts in AOCI were (unrecognized) losses of $5.7 million at June 30, 2015, $6.6 million at March 31, 2015 and $5.7 million at December 31, 2014.  Those amounts represented the unamortized fair value basis of closed Cash flow hedges that had hedged anticipatory issuances of debt.  The amount reclassified as an interest expense was $0.5 million and $1.0 million in the 2015 second quarter and year-to-date period, compared to $0.7 million and $1.5 million in the same periods in 2014.  Over the next 12 months, it is expected that $2.0 million of net losses recorded in AOCI will be recognized as an interest expense.

Hedges of discount note issuances — Net unrealized fair values from the rollover Cash flow hedge strategies recorded in AOCI was a cumulative loss of $71.0 million at June 30, 2015, $101.6 million at March 31, 2015, and $80.8 million at December 31, 2014.  The cumulative losses represented fair values of interest rate swaps designated in Cash flow strategies to hedge long-term issuances of consolidated obligation discount notes in the discount note rollover program.  Long-term swaps, $1.3 billion in notional amounts at June 30, 2015, March 31, 2015 and December 31, 2014, were in pay fixed-rate, receive floating rate interest rate exchange agreements.  Fair values will move inversely with the rise and fall of long-term swap rates, and fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  We expect the long-term hedge programs to remain in place to the contractual maturities of the interest rate swaps.  Cumulative fair value losses will sum to zero over those periods.

The “Net hedging transactions” reported in Table 1.14 above primarily represent changes in fair values of swap contracts in the discount note hedging program.  At June 30, 2015, long-term swap rates were higher relative to those at the beginning of the second quarter and also at the beginning of year-to-date period ending June 30, 2015.  As a result, change in fair values of the swap contracts in the 2015 second quarter reported a net gain of $30.6 million, partially reversing unrealized losses.  The change in fair values in the year-to-date period reported a net gain of $9.8 million.  At June 30, 2014, long-term swap rates were lower relative to those at the beginning of the 2014 second quarter, and also lower than those at the beginning of 2014.  As a result, changes in fair values reported fair value losses of $20.5 million and $40.8 million in the three and six months ended June 30, 2014.

The program is designed to eliminate the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR) and to create long term fixed-rate funding.  In the prevailing interest rate environment, the higher fixed-rate (compared to 3-month LIBOR) resulted in additional interest expense of $8.7 million in the 2015 second quarter and $8.8 million in the prior year period.  On a year-to-date period at June 30, additional interest expense was $17.3 million in the 2015 period, compared to $17.4 million in the prior year period.

For more information, see financial statements, Note 15.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

The following tables set forth the major categories of operating expenses (dollars in thousands):

Table 1.15:                                Operating Expenses, and Compensation and Benefits

	Three months ended June 30,
	2015	Percentage of Total	2014	Percentage of Total
Operating Expenses (a)
Occupancy	$1,039	15.54%	$1,030	15.07%
Depreciation and leasehold amortization	917	13.71	877	12.83
All others (b)	4,731	70.75	4,929	72.10
Total Operating Expenses	$6,687	100.00%	$6,836	100.00%

Employee compensation (c)	$8,412	55.78%	$8,077	63.17%
Employee benefits (d)	6,669	44.22	4,710	36.83
Total Compensation and Benefits	$15,081	100.00%	$12,787	100.00%
Finance Agency and Office of Finance (e)	$3,414		$3,219

	Six months ended June 30,
	2015	Percentage of Total	2014	Percentage of Total
Operating Expenses (a)
Occupancy	$2,201	16.06%	$2,111	15.01%
Depreciation and leasehold amortization	1,869	13.64	1,748	12.44
All others (b)	9,637	70.30	10,198	72.55
Total Operating Expenses	$13,707	100.00%	$14,057	100.00%

Employee compensation (c)	$16,500	52.80%	$16,168	60.00%
Employee benefits (d)	14,752	47.20	10,777	40.00
Total Compensation and Benefits	$31,252	100.00%	$26,945	100.00%

Finance Agency and Office of Finance (e)	$7,043		$6,838

(a)         Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.  Occupancy expenses have remained flat period-over-period.  Depreciation and amortization charges have increased due to depreciation charge-offs at asset retirements.

(b)         All others — included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.  Expenses have declined or have remained substantially flat.

(c)          Employee compensation increased somewhat due to normal inflation and additions.

(d)         Employee benefits were higher primarily due to the increased funding charges to the qualified Defined Benefit pension plan expenses.  Also, the supplemental Benefit Equalization Plan expenses were a little higher.

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

Actuarially determined pension expense for the unfunded supplemental Benefit Equalization Plan (“BEP”) was higher in the 2015 periods primarily due to the decline in the assumed discount rate, which is a key parameter to measure pension liabilities, and due to the adoption of new mortality tables.  The BEP is not eligible for relief under MAP-21 and HATFA as the plan is non-qualified plan.

The net periodic Postretirement Health Benefit Plan cost was $38.5 thousand in the 2015 second quarter, compared to $6.3 thousand in the same period last year.  The plan was amended late in the 2014 first quarter that has restricted new participants.  In the year-to-date period ended June 30, plan expenses were $77.1 thousand in the 2015 period, compared to $0.5 million in the prior year period.

Employee medical insurance charges were a little lower in the 2015 second quarter primarily due to amendments to the plan effective January 1, 2015.

For more information, see financial statements, Note 14. Employee Retirement Plans in the most recent Form 10-K filed on March 23, 2015.

(e)          We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance. Expenses have increased somewhat.

Assessments — 2015 second quarter compared to 2014 second quarter, and six months ended June 30, 2015 compared to six months ended June 30, 2014.

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under ITEM 1 BUSINESS in the most recent Form 10-K filed on March 23, 2015.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Beginning balance	$109,572	$124,266	$113,544	$123,060
Additions from current period’s assessments	8,372	8,571	18,203	16,976
Net disbursements for grants and programs	(11,442)	(12,594)	(25,245)	(19,793)
Ending balance	$106,502	$120,243	$106,502	$120,243

AHP assessments allocated from net income totaled $8.4 million in the 2015 second quarter, compared to $8.6 million in the prior year period.  On a year-to-date basis at June 30, allocated assessments were $18.2 million in the 2015 period and $17.0 million in the prior year period.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Financial Condition

Table 3.1:                                       Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	June 30, 2015	December 31, 2014	dollar amount	percentage
Assets
Cash and due from banks	$80,722	$6,458,943	$(6,378,221)	(98.75)%
Securities purchased under agreements to resell	3,250,000	800,000	2,450,000	NM
Federal funds sold	7,609,000	10,018,000	(2,409,000)	(24.05)
Available-for-sale securities	1,106,355	1,234,427	(128,072)	(10.38)
Held-to-maturity securities	13,600,732	13,148,179	452,553	3.44
Advances	91,296,287	98,797,497	(7,501,210)	(7.59)
Mortgage loans held-for-portfolio	2,380,237	2,129,239	250,998	11.79
Derivative assets	47,660	39,123	8,537	21.82
Other assets	196,432	199,960	(3,528)	(1.76)

Total assets	$119,567,425	$132,825,368	$(13,257,943)	(9.98)%

Liabilities
Deposits
Interest-bearing demand	$1,147,024	$1,958,518	$(811,494)	(41.43)%
Non-interest-bearing demand	17,152	13,401	3,751	27.99
Term	27,000	27,000	—	—

Total deposits	1,191,176	1,998,919	(807,743)	(40.41)

Consolidated obligations
Bonds	68,945,548	73,535,543	(4,589,995)	(6.24)
Discount notes	42,455,584	50,044,105	(7,588,521)	(15.16)
Total consolidated obligations	111,401,132	123,579,648	(12,178,516)	(9.85)

Mandatorily redeemable capital stock	19,035	19,200	(165)	(0.86)

Derivative liabilities	293,570	345,242	(51,672)	(14.97)
Other liabilities	351,581	356,501	(4,920)	(1.38)

Total liabilities	113,256,494	126,299,510	(13,043,016)	(10.33)

Capital	6,310,931	6,525,858	(214,927)	(3.29)

Total liabilities and capital	$119,567,425	$132,825,368	$(13,257,943)	(9.98)%

NM — Not meaningful.

Balance Sheet overview June 30, 2015 compared to December 31, 2014

Total assets declined to $119.6 billion at June 30, 2015 from $132.8 billion at December 31, 2014, a period decrease of $13.3 billion, or 10.0%.  Advances to members declined to $91.3 billion from $98.8 billion at December 31, 2014, a period decrease of $7.5 billion, or 7.6%.  Cash balances, primarily at the Federal Reserve Bank of New York (“FRBNY”) were $0.1 billion at June 30, 2015, compared to $6.5 billion at December 31, 2014.  Excess liquidity is being invested in overnight investments rather than as cash at the FRBNY.

Interests earning overnight investments were $10.9 billion at June 30, 2015, compared to $10.8 billion at December 31, 2014.  In the past several years, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the then prevailing low overnight rates at financial institutions.  Market yields for overnight investments have improved in 2015.  With the success of the tri-party repo infrastructure reform efforts, the FHLBNY has utilized the Bank of New York (“BONY”) as the tri-party custodian bank that provides a streamlined process for exchanging cash for collateral by the BONY.  In first half of the current year, we became eligible to engage in the Federal Reserve Bank of New York’s reverse repurchase transactions (“RRP”).  At June 30, 2015, overnight investments of $10.9 billion included $2.0 billion in the RRP program.  With these processes in place at the FHLBNY, we were better positioned to manage the FHLBNY’s liquidity practices, from a risk/reward perspective, and earn higher income from investing excess liquidity.

Advances — Decrease in advances was largely concentrated in ARC advances, due to prepayments and maturing advances.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities and a declining balance of private-label MBS is our investment profile.

Long-term investments in the available-for-sale portfolio at June 30, 2015 were floating-rate GSE-issued mortgage-backed securities carried at fair values of $1.1 billion ($1.2 billion at December 31, 2014).  Long-term investments in the held-to-maturity portfolio at June 30, 2015 were fixed- and floating-rate mortgage-backed securities, predominantly GSE-issued, carried at amortized cost (adjusted for OTTI ) of $12.8 billion ($12.3 billion at December 31, 2014); private-label issued MBS were 2.4% of the portfolio of mortgage-backed securities.  Cash flow testing and evaluation of our investment securities identify one private-label MBS that was re-impaired in the current year period, and $61.0 thousand was charged to earnings as credit-OTTI on the security; non-credit loss recorded in AOCI was $188.0 thousand.

Investments in housing finance agency bonds, primarily those in New York and New Jersey, classified as held-to-maturity securities, were carried at amortized cost of $833.9 million at June 30, 2015 ($813.1 million at December 31, 2014).

The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, classified as available-for-sale, and funds were carried at fair values of $26.1 million at June 30, 2015 ($17.9 million at December 31, 2014).

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Par amounts of loans under this program stood at $2.3 billion at June 30, 2015 up (net of pay downs) from $2.1 billion at December 31, 2014.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Pay downs in the six months ended June 30, 2015 have increased to $127.8 million compared to $84.4 million in the same period in 2014.  Acquisitions were $385.0 million in the six months ended June 30, 2015 compared to $118.1 million in the same period in 2014.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Stress test results — Pursuant to the Dodd-Frank Act, the Federal Housing Finance Agency (“FHFA”), regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios, summary instructions and guidance.  The tests are designed to determine whether the FHLBanks have the capital to absorb losses as a result of adverse economic conditions.  The FHFA rules require that the FHLBanks take the results of the annual stress test into account in making any changes, as appropriate, to its capital structure (including the level and composition of capital); its exposure, concentration, and risk positions; any plans for recovery and resolution; and to improve overall risk management.  Consultation with FHFA supervisory staff is expected in making such improvements.  In accordance with these rules, the FHLBNY executed its second annual stress test, and publicly disclosed the stress test results on July 23, 2015 by posting on its Website (www.fhlbny.com).

The results of the severely adverse scenario stress test demonstrated capital adequacy under the FHFA’s severely adverse economic conditions.

Capital ratios — Our capital position remains strong.  At June 30, 2015, actual risk-based capital was $6.5 billion, compared to required risk-based capital of $0.6 billion.  To support $119.6 billion of total assets at June 30, 2015, the required minimum regulatory risk-based capital was $4.8 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $6.5 billion, exceeding required capital by $1.7 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At June 30, 2015, balance sheet leverage (based on GAAP) was 18.9 times shareholders’ equity, compared to 20.4 times at December 31, 2014.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Liquidity and Debt — At June 30, 2015, liquid assets included $0.1 billion in cash (primarily at the Federal Reserve Bank of New York), $10.9 billion in overnight loans in the federal funds and the repo markets, and $1.1 billion of high credit quality GSE-issued available-for-sale securities that were investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

Among other liquidity measures, the Finance Agency requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days, and during that period members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing and “put” advances.  We remain in compliance with regulations under both scenarios.  The actual Contingency Liquidity under the 5-day scenario in the quarter was $25.0 billion, well in excess of the required $2.1 billion.  We also have other liquidity measures in place, Deposit Liquidity and Operational Liquidity, and those liquidity buffers remain in excess of required reserves.  For more information about our liquidity measures, please see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

Advances — Decrease in amounts outstanding at June 30, 2015 has been largely due to prepayments.  Demand has also been weak for new advances.

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

Member demand for advance products

Carrying values of Advances outstanding at June 30, 2015 declined to $91.3 billion, down from $98.8 billion at December 31, 2014.  Those balances included unrealized net fair value hedging basis adjustments.  For advances hedged under a qualifying hedging rule, fair value gains of $1.4 billion and $1.6 billion were recorded at the two balance sheet dates, and were computed based on changes in the benchmark rate, which is LIBOR for the FHLBNY.  For advances elected under the fair value option (“FVO”), valuations were the full fair values of advances; net gains of $4.4 million and $5.4 million were recorded at June 30, 2015 and December 31, 2014.  Par amounts of advances outstanding were $89.9 billion at June 30, 2015 and $97.2 billion at December 31, 2014.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:                                       Advances by Product Type

	June 30, 2015		December 31, 2014
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$24,531,900	27.28%	$31,969,300	32.88%
Fixed Rate Advances	48,147,840	53.54	47,207,960	48.56
Short-Term Advances	8,548,158	9.50	10,009,807	10.30
Mortgage Matched Advances	508,925	0.57	525,411	0.54
Overnight & Line of Credit (OLOC) Advances	3,706,982	4.12	3,668,773	3.77
All other categories	4,491,764	4.99	3,836,800	3.95

Total par value	89,935,569	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	1,356,328		1,574,044
Fair value option valuation adjustments and accrued interest	4,390		5,402

Total	$91,296,287		$98,797,497

Adjustable Rate Advances (“ARC Advances”) — Outstanding balances are concentrated with some of our largest members.  Decrease in ARC Advances was largely due to prepayments by one member totaling $6.8 billion during the first half of the current year (None in the second quarter), and an additional $6.8 billion was allowed to mature by the member and was not replaced.  The member has $14.8 billion outstanding at June 30, 2015, and $1.5 billion is expected to mature within the current year.  As with any member, we are unable to predict with certainty if the borrowings will be rolled over at their maturities.  New ARC advances borrowed by other members totaled $6.1 billion in the first half of the current year.

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

Fixed-rate Advances — Medium and long-term fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances has remained steady in the first half of the current year, and outstanding balances remain substantially unchanged at June 30, 2015 compared to December 31, 2014.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Balances stood at $13.6 billion at June 30, 2015, compared to $14.0 billion at December 31, 2014.   Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature), and outstanding balances of advances that are putable or callable have declined steadily over the years.

Short-term Advances — Member demand for short-term fixed-rate advances was weak in the first half of the current year, declining to $8.5 billion at June 30, 2015, compared to $10.0 billion at December 31, 2014.  Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Overnight Advance balances were $3.7 billion at June 30, 2015 and December 31, 2014.  Fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

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

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.2:                                       Advances by Interest-Rate Payment Terms

	June 30, 2015		December 31, 2014
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$65,403,669	72.72%	$65,248,751	67.11%
Variable-rate (b)	24,525,900	27.27	31,963,300	32.88
Variable-rate capped (c)	6,000	0.01	6,000	0.01

Total par value	89,935,569	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	1,356,328		1,574,044
Fair value option valuation adjustments and accrued interest	4,390		5,402

Total	$91,296,287		$98,797,497

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members, although demand for short-term fixed-rate advances has remained weak in the six months ended June 30, 2015.  Demand for new long-term fixed rate advances improved in the 2015 second quarter.  Still, longer-term advances remain a small segment of the portfolio, with only 8.5% of advances in the remaining maturity bucket of 5 years or greater at June 30, 2015 (9.6% at December 31, 2014).

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.3:                                       Advances by Maturity and Yield Type

	June 30, 2015		December 31, 2014
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$30,653,444	34.08%	$27,791,626	28.59%
Due after one year	34,750,225	38.64	37,457,125	38.53

Total Fixed-rate	65,403,669	72.72	65,248,751	67.12

Variable-rate
Due in one year or less	5,405,000	6.01	15,252,400	15.69
Due after one year	19,126,900	21.27	16,716,900	17.19

Total Variable-rate	24,531,900	27.28	31,969,300	32.88
Total par value	89,935,569	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments (a)	1,356,328		1,574,044
Fair value option valuation adjustments and accrued interest (b)	4,390		5,402
Total	$91,296,287		$98,797,497

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

(a)         Hedging valuation adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances.  The application of this accounting methodology resulted in the recognition of unrealized hedge valuation gains of $1.4 billion and $1.6 billion at June 30, 2015 and December 31, 2014.  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment, and recorded fair value gains were consistent with the lower yield curves at the two balance sheet dates.  Unrealized gains from fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses on the derivatives associated with the fair value hedges of advances, thereby achieving our hedging objectives of mitigating fair value basis risk.  For more information, see Table 1.13:  Earnings Impact of Derivatives and Hedging Activities.

Hedging valuation basis adjustments at June 30, 2015 were gains of $1.4 billion, a decrease of $217.7 million compared to December 31, 2014; the balance sheet valuation change was not significant relative to $43.7 billion in notional amounts of hedged advances.  The decrease is consistent with rising swap rates (the benchmark curve for the FHLBNY) at June 30, 2015, compared to December 31, 2014.   Even though the total advance balance at June 30, 2015 is lower than at December 31, 2014, the volume of advances that were hedged at June 30, 2015 was only slightly lower than at December 31, 2014 and was not a significant factor in the change in the valuation basis.  Declines in advances were concentrated along ARC advances and short-term fixed-rate advances that are generally not hedged, and therefore no hedge basis adjustments were recorded for such advances.

(b)         FVO fair values — Carrying values of advances elected under the FVO include valuation adjustments to recognize their full fair values.  The discounting basis for computing fair values of FVO advances is the Advance pricing curve, which is primarily derived from the FHLBNY’s cost of funds (yields paid on consolidated obligation debt).  Fair value basis reflect changes in the term structure and shape of the Advance pricing curve at the measurement dates.

Valuation adjustments were not significant relative to the par amounts as the FVO advances were variable rate, LIBOR indexed advances, which re-priced frequently to market indices and valuation basis remained near to par.  Par amounts of FVO advances declined to $7.3 billion at June 30, 2015, compared to $15.7 billion at December 31, 2014.  The decline was due to borrower initiated prepayments and maturities.  We have elected the FVO on an instrument-by-instrument basis for such advances.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Disclosures in Note 16.  Fair Values of Financial Instruments.

Hedge volume — We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.4:                                       Hedged Advances by Type

Par Amount	June 30, 2015	December 31, 2014
Qualifying Hedges
Fixed-rate bullets (a)	$30,323,247	$30,352,265
Fixed-rate putable (b)	13,212,912	13,457,912
Fixed-rate callable	10,000	15,000
Fixed-rate with embedded cap	180,075	155,075

Total Qualifying Hedges	$43,726,234	$43,980,252

Aggregate par amount of advances hedged (c)	$43,733,484	$43,988,452
Fair value basis (Qualifying hedging adjustments)	$1,356,328	$1,574,044

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

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.5:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	June 30, 2015	December 31, 2014
Advances designated under FVO (a)	$7,258,000	$15,650,000

(a)         Advances elected under the FVO declined primarily due to prepayments by a borrower.

Advances — Call Dates and Exercise Options

Putable and callable advances are structured with one or more put or call dates.  The table offers a view of the advance portfolio, including the structured advances, with the possibility of the exercise at the first put and call date.  (dollars in thousands):

Table 4.6:                                       Advances by Put Date/Call Date (a)(b)

	June 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Due or putable in one year or less	$43,805,544	48.71%	$50,466,126	51.91%
Due or putable after one year through two years	20,461,592	22.75	17,940,868	18.45
Due or putable after two years through three years	14,239,528	15.83	16,616,563	17.09
Due or putable after three years through four years	5,023,027	5.59	5,843,231	6.01
Due or putable after four years through five years	2,906,570	3.23	2,775,510	2.86
Thereafter	3,499,308	3.89	3,575,753	3.68

Total par value	89,935,569	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	1,356,328		1,574,044
Fair value option valuation adjustments and accrued interest	4,390		5,402

Total	$91,296,287		$98,797,497

(a)         Contrasting advances by contractual maturity dates (See Note 7. Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  At June 30, 2015, the advance portfolio includes $13.6 billion of fixed-rate putable advances that contain one or more call option exercisable by the FHLBNY to terminate advances at par on agreed upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par on agreed upon dates.  When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current asset/liability hedge strategy.

(b)         Callable advances were $10.0 million at June 30, 2015, compared to $15.0 million at December 31, 2014.  With a callable advance, borrowers have purchased the option to terminate advances at par at predetermined dates.

The following table summarizes par amounts of advances that were still putable or callable, wth one or more pre-determined option exercise dates remaining.  (par amounts, in thousands):

Table 4.7:                                       Putable and Callable Advances

	June 30, 2015	December 31, 2014
Putable/callable	$13,586,912	$13,973,412
No-longer putable/callable	$1,551,500	$1,732,000

Member demand has been weak for putable advances, which are typically medium- and long-term.

Investments

We maintain long-term investment portfolios, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (hereinafter referred to as GSE-issued), a smaller portfolio of MBS issued by private enterprises, and a portfolio of securities issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity purpose, funding daily stock repurchases and redemptions, ensuring the availability of funds to meet the credit needs of our members, and also provide additional earnings.

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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments).  (Carrying values; dollars in thousands):

Table 5.1:                                       Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2015	2014	Variance	Variance

State and local housing finance agency obligations (a)	$833,875	$813,080	$20,795	2.56%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	1,080,271	1,216,480	(136,209)	(11.20)
Held-to-maturity securities, at carrying value (b)	12,766,857	12,335,099	431,758	3.50
Total securities	14,681,003	14,364,659	316,344	2.20

Grantor trust (c)	26,084	17,947	8,137	45.34
Securities purchased under agreements to resell	3,250,000	800,000	2,450,000	NM
Federal funds sold	7,609,000	10,018,000	(2,409,000)	(24.05)

Total investments	$25,566,087	$25,200,606	$365,481	1.45%

(a)         State and local housing finance agency bonds — Bonds are classified as HTM securities and are carried at amortized cost.  We acquired $33.0 million in the six months ended June 30, 2015.

(b)         Mortgage-backed securities classified as AFS — No acquisitions were made in the six months ended June 30, 2015.  AFS securities outstanding are GSE issued floating-rate Mortgage-backed securities, and are carried at fair value.

Mortgage-backed securities classified as HTM — $1.1 billion of GSE-issued MBS were acquired in the six months ended June 30, 2015 and designated as HTM.  Approximately 97.6% of HTM mortgage-backed securities were GSE issued securities.

(c)         The grantor trust is classified as AFS.  We paid in $8.3 million to the grantor trust in the six months ended June 30, 2015.  Trust funds represent investments in registered mutual funds and other fixed-income and equity.  The intent is to utilize investments to fund current and potential future payments to retirees under a non-qualified Benefits Equalization Pension plan.  For more information about the pension plan, see financial statements, Note 14.  Employee Retirement Plans.

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

As a result of the unfavorable pricing, acquisitions were only made when pricing justified our risk/reward criteria.  Par amount of investments in MBS was $13.9 billion at June 30, 2015, a net increase of $291.6 million compared to December 31, 2014.  By policy, we acquire only GSE-issued MBS and CMBS.

The long-term investment securities at June 30, 2015 comprising primarily of GSE-issued MBS, a small portfolio of vintage Private label MBS, and a small portfolio of housing finance agency bonds are summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $1.1 billion at June 30, 2015, compared to $1.2 billion at December 31, 2014.  Par amounts decreased (net of pay downs) $135.2 million at June 30, 2015 from December 31, 2014.  No acquisitions were designated to the AFS portfolio and no MBS securities were sold in the first half of 2015.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at June 30, 2015 and December 31, 2014.  The AFS securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5% (See Note 15.  Derivatives and Hedging Activities that notes $2.7 billion of interest rate caps purchased as a risk mitigation strategy; also see Table 9.3 Derivative Hedging Strategies in this MD&A for more information about the purchased caps.).  No securities were determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6. Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of GSE issued fixed and floating-rate MBS and a small portfolio of Private label MBS (97.6%, GSE-issued; 2.4%, PLMBS).  Securities were carried at amortized cost less adjustments for credit and non-credit OTTI losses and recoveries.  Par amounts of fixed-rate MBS were $7.1 billion and $7.2 billion at June 30, 2015 and December 31, 2014; par amounts of floating-rate MBS were $5.7 billion and $5.2 billion at June 30, 2015 and December 31, 2014.  We acquired $0.2 billion of fixed-rate MBS (primarily CMBS) and $0.9 billion of floating rate securities that kept the HTM portfolio of MBS just ahead of $678.4 million in paydowns.  Certain HTM floating-rate securities are indexed to LIBOR, capped, typically between 6.5% and 7.5%.  One security, par amount of $5.0 million, was determined to be OTTI resulting in a charge of $61.0 thousand.  For more information about HTM securities, see financial statements, Note 5. Held-to-Maturity Securities.

•                  Housing finance agency bonds (“HFA bonds”), all designated as HTM, were carried at amortized cost basis of $833.9 million and $813.1 million at June 30, 2015 and December 31, 2014.  We acquired $33.0 million for the

HTM portfolio in the six months ended June 30, 2015.  Bonds are primarily floating rate instruments indexed to LIBOR.  No bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	June 30, 2015			December 31, 2014
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,571,512	$5,636,384	88.28%	$5,814,401	$5,883,690	89.10%
Freddie Mac	7,908,900	8,078,142	125.32	7,334,161	7,509,406	112.39
Ginnie Mae	56,404	56,823	0.89	64,294	64,762	0.99
All Others - PLMBS	310,312	377,313	4.92	338,723	411,427	5.19
Non-MBS (b)	859,959	813,821	13.63	831,027	781,325	12.73

Total Investment Securities	$14,707,087	$14,962,483	233.04%	$14,382,606	$14,650,610	220.40%

Categorized as:

Available-for-Sale Securities	$1,106,355	$1,106,355		$1,234,427	$1,234,427

Held-to-Maturity Securities	$13,600,732	$13,856,128		$13,148,179	$13,416,183

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consists of housing finance agency bonds and a grantor trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	June 30, 2015
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,549	$12,466,606	$183,420	$30,686	$84,596	$12,766,857
State and local housing finance agency obligations	53,650	747,415	32,810	—	—	833,875

Total Long-term securities	$55,199	$13,214,021	$216,230	$30,686	$84,596	$13,600,732

	December 31, 2014
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,679	$12,009,235	$198,142	$33,412	$92,631	$12,335,099
State and local housing finance agency obligations	54,400	722,430	36,250	—	—	813,080

Total Long-term securities	$56,079	$12,731,665	$234,392	$33,412	$92,631	$13,148,179

See footnotes (a) and (b) under Table 5.4

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	June 30, 2015			December 31, 2014
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$1,080,271	$—	$1,080,271	$1,216,480	$—	$1,216,480
Other - Grantor trust (c)	—	26,084	26,084	—	17,947	17,947

Total Available-for-sale securities	$1,080,271	$26,084	$1,106,355	$1,216,480	$17,947	$1,234,427

Footnotes to Table 5.3 and Table 5.4

(a)	Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.
(b)

We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac and U.S. Agency. The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and AA+ for the debt issued by the U.S government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S. government.

(c)	Highly liquid mutual funds.

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

Fair Value Levels of Investment Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at June 30, 2015 and December 31, 2014, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2015		December 31, 2014
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$44,488	1.08%	$—	—%
Due after one year through five years	2,807,243	2.05	2,561,843	1.99
Due after five years through ten years	4,877,843	2.27	4,422,409	2.52
Due after ten years	6,145,634	1.62	6,597,937	1.62

Total mortgage-backed securities	$13,875,208	1.93%	$13,582,189	1.98%

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

Cash flow analyses in the 2015 second quarter identified very modest deterioration in the performance parameters of one previously impaired private-label MBS.  Credit OTTI charged to earnings was $61.0 thousand.  The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 5.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of June 30, 2015
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$25,290	(61)	8	$25,290	$(130)
RMBS	Alt-A	5	4,666	—	5	4,666	(20)
HEL	Subprime	30	269,530	—	30	269,530	(476)
Manufactured housing	Subprime	2	84,942	—	2	84,942	—
Total Securities		45	$384,428	(61)	45	$384,428	$(626)

		As of December 31, 2014
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$30,523	$—	8	$30,523	$(60)
RMBS	Alt-A	5	5,030	—	5	5,030	—
HEL	Subprime	30	289,006	—	30	289,006	(1,843)
Manufactured housing	Subprime	2	93,704	—	2	93,704	—
Total Securities		45	$418,263	$—	45	$418,263	$(1,903)

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

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.7:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	June 30, 2015			December 31, 2014
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$23,237	$2,053	$25,290	$28,381	$2,142	$30,523
Alt-A	3,117	1,549	4,666	3,351	1,679	5,030
Total private-label RMBS	26,354	3,602	29,956	31,732	3,821	35,553

Home Equity Loans
Subprime	227,458	42,072	269,530	244,212	44,794	289,006

Manufactured Housing Loans
Subprime	84,942	—	84,942	93,704	—	93,704
Total UPB of private-label MBS (b)	$338,754	$45,674	$384,428	$369,648	$48,615	$418,263

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

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.8:                                       PLMBS by Year of Securitization and External Rating

	June 30, 2015
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$8,643	$—	$—	$—	$—	$8,643	$7,906	$(255)	$7,765
2005	7,227	—	—	—	—	7,227	6,699	—	7,237
2004 and earlier	9,420	—	5,154	2,212	—	2,054	9,373	(100)	9,383
Total RMBS Prime	25,290	—	5,154	2,212	—	17,924	23,978	(355)	24,385
Alt-A
2004 and earlier	4,666	1,548	—	911	990	1,217	4,666	(78)	4,618
Total RMBS	29,956	1,548	5,154	3,123	990	19,141	28,644	(433)	29,003
HEL Subprime
2004 and earlier	269,530	—	4,918	100,067	38,506	126,039	237,196	(2,583)	261,106
Manufactured Housing Loans Subprime
2004 and earlier	84,942	—	—	84,942	—	—	84,932	—	87,204
Total PLMBS	$384,428	$1,548	$10,072	$188,132	$39,496	$145,180	$350,772	$(3,016)	$377,313

	December 31, 2014
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
Prime
2006	$9,874	$—	$—	$—	$—	$9,874	$9,180	$(359)	$8,956
2005	9,095	—	—	—	—	9,095	8,530	—	9,153
2004 and earlier	11,554	—	6,775	2,637	—	2,142	11,509	(85)	11,571
Total RMBS Prime	30,523	—	6,775	2,637	—	21,111	29,219	(444)	29,680
Alt-A
2004 and earlier	5,030	1,679	—	911	1,114	1,326	5,030	(87)	5,005
Total RMBS	35,553	1,679	6,775	3,548	1,114	22,437	34,249	(531)	34,685
HEL Subprime
Subprime
2004 and earlier	289,006	—	6,098	106,362	41,994	134,552	255,064	(2,860)	280,573
Manufactured Housing Loans Subprime
2004 and earlier	93,704	—	—	93,704	—	—	93,693	—	96,169
Total PLMBS	$418,263	$1,679	$12,873	$203,614	$43,108	$156,989	$383,006	$(3,391)	$411,427

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

Securities purchased with agreement to resell — As part of FHLBNY’s banking activities with counterparties, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $3.3 billion at June 30, 2015 and $800.0 million at December 31, 2014.  The balance at June 30, 2015 included $2.0 billion in the FRBNY’s Reverse Repurchase program.

For more information, see financial statements, Note 4.  Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreement to Resell.

Federal funds sold and Cash at the Federal Reserve Bank of New York — Federal funds sold at June 30, 2015 and December 31, 2014 represented overnight unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by the FHLBNY, including credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 5.9:                                       Federal Funds Sold by Domicile of the Counterparty

							Three months ended June 30,		Six months ended June 30,
	June 30, 2015		December 31, 2014		Balances at		Daily average		Daily average
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	June 30, 2015	December 31, 2014	2015	2014	2015	2014

Australia	AA-	AA2	AA-	AA2	$1,000,000	$—	$427,264	$1,878,945	$341,365	$2,139,624
Canada	A to AA-	AA3 to AA1	A to AA-	AA3 to AA1	3,372,000	5,376,000	3,907,110	4,086,153	4,090,066	4,151,022
Finland	AA-	AA3	AA-	AA3	1,777,000	1,856,000	1,160,341	1,806,857	1,481,403	1,819,956
Germany	—	—	A	A3	—	—	—	350,549	—	683,564
Netherlands	A+	AA2	A+	AA2	660,000	1,193,000	773,407	818,429	856,503	1,024,260
Norway	A+	AA3	A+	A1	300,000	1,193,000	1,129,549	1,158,077	1,162,492	1,160,867
Sweden	AA-	AA2	AA-	AA3	—	—	1,711,527	1,564,286	1,626,403	1,491,381

Subtotal					7,109,000	9,618,000	9,109,198	11,663,296	9,558,232	12,470,674

USA	A to AA-	A2 to AA2	A to AA-	A1 to AA2	500,000	400,000	144,945	1,769,385	580,901	1,781,950
Total					$7,609,000	$10,018,000	$9,254,143	$13,432,681	$10,139,133	$14,252,624

Table 5.10:                                Cash Balances at the Federal Reserve Bank of New York

In addition, we maintained liquidity at the FRBNY.  The following table summarizes outstanding balances at June 30, 2015 and December 31, 2014 and the average balances for the three and six months ended June 30, 2015 and June 30, 2014 (in millions):

			Three months ended June 30,		Six months ended June 30,
	Balances at		Daily average		Daily average
	June 30, 2015	December 31, 2014	2015	2014	2014	2013

Cash Balances with Federal Reserve Bank (a)	$60	$6,453	$62	$174	$162	$464

(a)   Lower amounts of cash balances were maintained by the FRBNY at June 30, 2015 compared with December 31, 2014, were determined based on projected estimated member liquidity requirements.

Cash collateral pledged to derivative counterparties — At June 30, 2015 and December 31, 2014, we had deposited $1.0 billion and $1.1 billion in interest-earning cash as pledged collateral or as margins to derivative counterparties.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.   Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earn interest at the overnight federal funds rate.

We generally execute derivatives with major financial institutions and enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analysis that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under ISDA agreements that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk Due to Non-performance by Counterparties in financial statements Note 15. Derivatives and Hedging Activities.  Also see Tables 9.5 and 9.6 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost less allowance for credit losses.  Outstanding par amounts were $2.3 billion at June 30, 2015, an increase of $243.1 million compared to December 31, 2014.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

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

The following table summarizes MPF loan by product types (par value, in thousands):

Table 6.1:                                       MPF by Product Types

	June 30, 2015	December 31, 2014

Original MPF (a)	$450,608	$442,339
MPF 100 (b)	4,778	5,554
MPF 125 (c)	1,542,743	1,298,904
MPF 125 Plus (d)	160,656	183,881
Other (e)	177,136	162,158
Total par MPF loans	$2,335,921	$2,092,836

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                                       MPF by Conventional and Insured Loans

	June 30, 2015	December 31, 2014

Federal Housing Administration and Veteran Administration insured loans	$177,075	$162,095
Conventional loans	2,158,785	1,930,678
Others	61	63

Total par MPF loans	$2,335,921	$2,092,836

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

Table 6.3:                                       Roll-Forward First Loss Account (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Beginning balance	$24,065	$19,991	$22,116	$19,716

Additions	1,317	474	3,395	788
Charge-offs	(238)	(427)	(367)	(466)
Ending balance	$25,144	$20,038	$25,144	$20,038

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

Table 6.4:                                       Second Losses and SMI Coverage (in thousands)

	June 30, 2015	December 31, 2014

Second Loss Position (a)	$102,198	$86,469
SMI Coverage - NY share only (b)	$17,593	$17,593
SMI Coverage - portfolio (b)	$17,958	$17,958

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan and PFI concentration:

Table 6.5:                                       Concentration of MPF Loans

	June 30, 2015		December 31, 2014
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	71.2%	60.8%	71.3%	62.0%

Table 6.6:                                       Top Five Participating Financial Institutions — Concentration (Single-family, par value, dollars in thousands)

	June 30, 2015
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$312,379	13.37%
Investors Bank	185,543	7.94
Manufacturers and Traders Trust Company	161,073	6.90
First Choice Bank	136,857	5.86
Elmira Savings Bank	134,086	5.74
All Others	1,405,922	60.19

Total	$2,335,860	100.00%

	December 31, 2014
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$312,484	14.93%
Manufacturers and Traders Trust Company	184,310	8.81
Investors Bank	170,890	8.17
Elmira Savings Bank	134,812	6.44
First Choice Bank	128,470	6.14
All Others	1,161,807	55.51

Total	$2,092,773	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $170.2 million and $172.0 million at June 30, 2015 and December 31, 2014, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets included prepayments and miscellaneous receivables, and were $15.8 million and $17.3 million at June 30, 2015 and December 31, 2014.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

The carrying value of consolidated obligation bonds outstanding was $68.9 billion at June 30, 2015 (par, $68.4 billion) compared to $73.5 billion (par, $73.0 billion) at December 31, 2014, and amounts included unrealized fair value basis adjustments.  For bonds hedged under a qualifying hedging rule, fair value losses of $502.7 million and $506.9 million were recorded at the two balance sheet dates that were computed based on changes in the benchmark rate, which is LIBOR for the FHLBNY.  For bonds elected under the FVO, valuations were the full fair values of the bonds and net unrealized valuation losses of $12.9 million and $8.1 million were recorded at June 30, 2015 and December 31, 2014.  If held to maturity, fair value losses will reverse to zero.

The carrying value of consolidated obligation discount notes outstanding was $42.5 billion (par, $42.5 billion) and $50.0 billion (par, $50.1 billion) at June 30, 2015 and December 31, 2014; amounts included unrealized valuation losses of $17.8 million and $3.1 million on discount notes elected under the FVO.  If held to maturity, fair value losses will reverse to zero.  No discount notes had been hedged under a fair value accounting hedge.  Certain discount notes were hedged under a cash flow accounting hedge, and are discussed in financial statements, Note 15. Derivatives and Hedging Activities (See Cash Flow Hedges).

Discount notes funded 36.9% of total earning assets based on the second quarter average balances at June 30, 2015, compared to 29.2% for the same period at June 30, 2014.  From time-to-time, the FHLBNY may adjust its funding mix between the use of discount notes and bonds to accommodate for fluctuations in discount note pricing, and to better match its asset liability profile.  In the prior periods, that ratio was 37.0% for the first quarter ended March 31, 2015, and 31.7%% in the same period at March 31, 2014, and was 31.0% based on the full year average in 2014.  A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations, which is presented in Table 7.10.

The issuance and servicing of consolidated obligation debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  For more information about these programs, see our most recent Form 10-K filed on March 23, 2015.

Joint and Several Liability

Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  For more information, see Note 17.  Commitments and Contingencies.

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	June 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$51,882,495	75.85%	$53,659,055	73.51%
Fixed-rate, callable	8,333,500	12.18	9,419,500	12.90
Step Up, callable	1,036,000	1.51	2,040,000	2.80
Step Down, callable	25,000	0.04	25,000	0.03
Single-index floating rate	7,125,000	10.42	7,855,000	10.76

Total par value	68,401,995	100.00%	72,998,555	100.00%

Bond premiums	53,007		49,537
Bond discounts	(25,052)		(27,542)
Hedge valuation basis adjustments (a)	354,416		387,371
Hedge basis adjustments on terminated hedges (b)	148,330		119,500
FVO (c) - valuation adjustments and accrued interest	12,852		8,122

Total Consolidated obligation-bonds	$68,945,548		$73,535,543

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

The application of the accounting methodology resulted in the recognition of $354.4 million in hedge valuation basis losses at June 30, 2015, compared to losses of $387.4 million at December 31, 2014.  Most of our existing hedged bonds are fixed-rate liabilities, which had been issued at higher coupons in prior years at the then prevailing higher interest rate environment.  Generally, hedge valuation basis are unrealized and will reverse to zero if held to their maturity or their call dates.  Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were on average short- and medium-term.

Hedging valuation basis adjustments at June 30, 2015 declined by $33.0 million.  The decrease is consistent with rising swap rates (the benchmark curve for the FHLBNY) at June 30, 2015, compared to December 31, 2014.  The volume of consolidated obligation bonds that were in a qualifying hedging relationship declined in parallel with the decline in utilization of bonds and an increase in utilization of discount notes, and that too contributed to decline in hedge basis adjustments.  Certain bonds were de-designated from qualifying hedge relationships in the 2015 first quarter as part of asset/liability management strategies that resulted in the reclassification of valuation basis from the hedged category to the terminated hedge category (see discussions below).  Additionally, as longer dated hedged bonds matured, previously recorded hedge valuations reversed at their maturities; bonds replaced by new issuances were at market rates, the hedging valuation basis of which were relatively close to par.   More information is provided in Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — When hedges are terminated before their stated maturities, the hedge valuation basis of the debt at the hedge termination date are no longer adjusted for changes in the benchmark rate; the remaining valuation basis is amortized on a level yield method as a reduction of Interest expense.  The basis at the de-designation date was a cumulative loss and the amortization to reverse the loss to zero over the future remaining term to maturity of the bonds resulted in reduction of bond expenses to a market yield for that portion of the bond.  Unamortized basis adjustments on terminated hedges were losses of $148.3 million and $119.5 million at June 30, 2015 and December 31, 2014.  Increase in the valuation basis of terminated hedges was due to additional hedges that were de-designated in the 2015 first quarter, and upon hedge de-designation the basis were reclassified from hedge valuation basis to this category.

(c)          FVO fair values — Carrying values of bonds elected under the FVO include valuation adjustments to recognize changes in their full fair value, which includes accrued interest payable.  The discounting basis for computing changes in fair values of bonds elected under the FVO is the observable FHLBank CO bond yield curve.  Valuation adjustments of $12.9 million and $8.1 million at June 30, 2015 and December 31, 2014 represented the premium over market values.  Volume of bonds elected under the FVO was $21.3 billion at June 30, 2015, compared to $19.5 billion at December 31, 2014.  All FVO bonds are short- and medium-term, and fluctuations in their valuation, excluding interest payable, were not significant as the bonds re-price relatively frequently to market indices, remaining near to par, although there could be inter-period volatility over the life cycle of the bonds.

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

Hedge volume — Tables 7.2 — 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	June 30, 2015	December 31, 2014
Qualifying Hedges
Fixed-rate bullet bonds	$24,069,645	$25,263,825
Fixed-rate callable bonds	5,901,000	9,436,000
	$29,970,645	$34,699,825

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

Table 7.3:                                       Bonds Elected under the Fair Value Option (FVO)

(Economically hedged)

	Consolidated Obligation Bonds
Par Amount	June 30, 2015	December 31, 2014
Bonds designated under FVO	$21,276,560	$19,515,080

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

Table 7.4:                                       Economically Hedged Bonds

(Excludes consolidated obligation bonds elected under the FVO and hedged economically)

	Consolidated Obligation Bonds
Par Amount	June 30, 2015	December 31, 2014
Bonds designated as economically hedged
Floating-rate bonds (a)	$—	$500,000
Fixed-rate bonds (b)	45,000	195,000
	$45,000	$695,000

(a)         Floating-rate debt — No floating rate debt was economically hedged and outstanding at June 30, 2015.  At December 31, 2014, floating-rate bonds were indexed to 1-month LIBOR and swapped in economic hedges to 3-month LIBOR with the execution of basis swaps.  The bonds matured in the current year quarter and were not replaced.

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	June 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$47,385,770	69.28%	$51,141,505	70.05%
Due or callable after one year through two years	10,729,370	15.69	11,638,090	15.94
Due or callable after two years through three years	3,775,190	5.52	3,808,800	5.22
Due or callable after three years through four years	2,010,285	2.94	1,457,280	2.00
Due or callable after four years through five years	736,150	1.07	1,203,500	1.65
Thereafter	3,765,230	5.50	3,749,380	5.14

Total par value	68,401,995	100.00%	72,998,555	100.00%

Bond premiums	53,007		49,537
Bond discounts	(25,052)		(27,542)
Hedge valuation basis adjustments	354,416		387,371
Hedge basis adjustments on terminated hedges	148,330		119,500
FVO - valuation adjustments and accrued interest	12,852		8,122

Total bonds	$68,945,548		$73,535,543

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable Bonds

	June 30, 2015	December 31, 2014
Callable	$9,394,500	$11,484,500
Non-Callable	$59,007,495	$61,514,055

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	June 30, 2015	December 31, 2014

Par value	$42,467,112	$50,054,103
Amortized cost	$42,437,803	$50,041,041
FVO (a) - valuation adjustments and remaining accretion	17,781	3,064
Total discount notes	$42,455,584	$50,044,105

Weighted average interest rate	0.12%	0.08%

(a)         Carrying values of discount notes elected under the FVO include valuation adjustments to recognize changes in fair values.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  Consolidated obligation discount notes elected under the FVO were exhibiting fair value losses due to declining yields of equivalent maturity discount notes offered in the bond markets.  Valuation adjustments at June 30, 2015 and December 31, 2014 represented the premium over market values, including unamortized discounts.  If held to maturity, valuation gains and losses will reverse to zero at maturity.

The following table summarizes discount notes under the FVO (par amounts, in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	June 30, 2015	December 31, 2014
Discount Notes designated under FVO (a)	$14,677,537	$7,886,963

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.

For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (par amounts, in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2015	December 31, 2014
Discount notes hedged under qualifying hedge (a)	$1,346,000	$1,256,000

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

Recent Rating Actions

Table 7.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at July 31, 2015.

Table 7.10:                                FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2015	June 25, 2015	AA+/A-1+	Stable/Affirmed	June 24, 2015	Aaa/P-1	Stable/Affirmed

2014	August 19, 2014	AA+/A-1+	Stable/Affirmed	December 22, 2014	Aaa/P-1	Stable/Affirmed
				July 2, 2014	Aaa/P-1	Stable/Affirmed

2013	June 10, 2013	AA+/A-1+	Stable/Affirmed	July 18, 2013	Aaa/P-1	Stable/Affirmed
				April 13, 2013	Aaa/P-1	Negative/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $114.9 million and $120.5 million at June 30, 2015 and December 31, 2014.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities — Amounts outstanding were $130.2 million and $122.4 million at June 30, 2015 and December 31, 2014.  Other liabilities comprised of unfunded pension liabilities, pass through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.  Other liabilities declined primarily due to lower amounts of pass-through reserves and the miscellaneous liabilities.  For more information about pass-through reserves, see financial statements, Note 3.  Cash and Due from Banks.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                                       Stockholders’ Capital

	June 30, 2015	December 31, 2014
Capital Stock (a)	$5,308,812	$5,580,073
Unrestricted retained earnings (b)	873,359	862,672
Restricted retained earnings (c)	252,779	220,099
Accumulated Other Comprehensive Loss	(124,019)	(136,986)
Total Capital	$6,310,931	$6,525,858

(a)         Stockholders’ Capital — Capital stock declined by $271.3 million primarily due to decrease in advances outstanding and a corresponding decrease in the required “activity” stock to collateralize advances.  When advance matures or are prepaid, the excess capital stock is re-purchased by the FHLBNY.  For more information about activity and membership stock, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the FHLBNY’s most recent Form 10-K filed on March 23, 2015.

(b)         Unrestricted retained earnings — Net Income for the six months ended June 30, 2015 was $163.4 million; $32.7 million was set aside towards Restricted retained earnings.  From the remaining amounts, we paid $120.0 million to members as dividends in the period.  As a result, Unrestricted retained earnings increased by $10.7 million to $873.4 million at June 30, 2015.

(c)          Restricted retained earnings — Restricted retained earnings at June 30, 2015 have grown to $252.8 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to a restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  By way of reference, if the Restricted retained earnings target was to be calculated at June 30, 2015, the target amount would be $1.1 billion based on the FHLBNY’s average consolidated obligations outstanding in the quarter.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10-K filed on March 23, 2015.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	June 30, 2015	December 31, 2014

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(40,460)	$(44,283)
Net unrealized gains on available-for-sale securities (b)	13,846	15,374
Net unrealized losses on hedging activities (c)	(76,741)	(86,667)
Employee supplemental retirement plans (d)	(20,664)	(21,410)
Total Accumulated other comprehensive loss	$(124,019)	$(136,986)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at June 30, 2015, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.  Additional OTTI loss was recorded at June 30, 2015 on one previously impaired security.  The non-credit OTTI loss was $188.0 thousand.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and the grantor trust fund classified as available-for-sale.  The pricing of the securities in the MBS securities in the AFS portfolio were substantially all in unrealized gain positions at June 30, 2015 and December 31, 2014.

(c)          Cash flow hedge losses — Balances represent unrealized valuation losses on interest rate swaps in cash flow “rollover” strategies that hedged the variability of 91-day discount notes, which will be issued in sequence for periods up to 14 years.  Fair values of the swaps were in net unrealized loss positions since the payments to swap dealers are fixed-rates that were higher than the LIBOR indexed payments due from the swap dealers.  Valuation losses have decreased due to increase in the forecasted swap rates along the longer end of the yield curve at June 30, 2015 relative to December 31, 2014.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.

Hedges of anticipatory issuance of debt — From time to time, the FHLBNY executes interest rate swaps to mitigate interest rate exposure of a future issuance of debt.  When the debt is issued, the swap is terminated and realized gains or losses are recorded in AOCI and amortized to debt interest expenses as a yield adjustment.  If the swap is outstanding, the effective portion of its fair value is also recorded in AOCI.  There were no open contracts at June 30, 2015.  Open contracts at December 31, 2014 were carried at unrealized fair value losses of $0.2 million.  For closed contracts, unamortized realized net losses were $5.7 million at June 30, 2015 and December 31, 2014.  It is expected that over the next 12 months, $2.0 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

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

The following table summarizes dividends paid and payout ratios:

Table 8.3:                                       Dividends Paid and Payout Ratios

	Six months ended
	June 30, 2015	June 30, 2014
Cash dividends paid per share	$2.17	$2.16
Dividends paid (a) (c)	$120,033	$118,150
Pay-out ratio (b)	73.46%	77.59%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of June 30, 2015 and December 31, 2014:

Table 9.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2015 Notional Amount (in millions)	December 31, 2014 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$1	$2

Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$180	$155

Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$10	$15

Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$13,213	$13,458

Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,043	$2,067

Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$28,280	$28,285

Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$6	$6

Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate non-putable advance converted to a LIBOR floating rate; matched to non-putable advance accounted for under fair value option	Fair Value Option	$1,558	$—

Table 9.2:                                       Derivative Hedging Strategies - Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2015 Notional Amount (in millions)	December 31, 2014 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$30	$180

Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Economic Hedge of Fair Value Risk	$15	$15

Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$5,901	$9,436

Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$135	$120

Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$23,935	$25,144

Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$—	$78

Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,346	$1,256

Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$—	$500

Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$2,540	$1,125

Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$18,737	$18,390

Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$14,678	$7,887

Table 9.3:                                       Derivative Hedging Strategies - Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2015 Notional Amount (in millions)	December 31, 2014 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692

Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$182	$220

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:                                       Derivatives Financial Instruments by Product

	June 30, 2015		December 31, 2014
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$43,726,234	$(1,365,686)	$43,980,252	$(1,585,924)
Consolidated obligations-fair value hedges	29,970,645	350,779	34,699,825	383,600
Cash Flow-anticipated transactions	1,346,000	(70,995)	1,333,600	(80,966)
Derivatives not designated as hedging instruments (b)
Advances hedges	7,250	50	8,200	67
Consolidated obligations hedges	45,000	70	695,000	(297)
Mortgage delivery commitments	26,355	(71)	15,536	44
Balance sheet	2,692,000	5,501	2,692,000	7,539
Intermediary positions hedges	182,000	70	220,000	73
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	1,558,000	(308)	—	—
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligations-bonds	21,276,560	329	19,515,080	(1,533)
Interest rate swaps-consolidated obligations-discount notes	14,677,537	2,496	7,886,963	(48)

Total notional and fair value	$115,507,581	$(1,077,765)	$111,046,456	$(1,277,445)

Total derivatives, excluding accrued interest		$(1,077,765)		$(1,277,445)
Cash collateral pledged to counterparties (d)		952,753		1,128,588
Cash collateral received from counterparties		(114,729)		(143,238)
Accrued interest		(6,169)		(14,024)

Net derivative balance		$(245,910)		$(306,119)

Net derivative asset balance (d)		$47,660		$39,123
Net derivative liability balance		(293,570)		(345,242)

Net derivative balance		$(245,910)		$(306,119)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Net derivative asset balance included $35.1 million and $28.9 million of excess cash collateral/margins posted by the FHLBNY to derivative counterparties at June 30, 2015 and December 31, 2014.  Excess margins are typically the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

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

Our credit exposures (derivatives in a net gain position) were to highly-rated counterparties and a Derivative Clearing Organization (“DCO”) that met our credit quality standards.  Our exposures also included open derivative contracts executed on behalf of member institutions, and the exposures were collateralized under standard advance collateral agreements with our members.  For such transactions, acting as an intermediary, we offset the transaction by purchasing equivalent notional amounts of derivatives from unrelated derivative counterparties.  For more information, see financial statements, Credit Risk due to non-performance by counterparties, in Note 15. Derivatives and Hedging Activities.

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

Derivatives Counterparty Credit Ratings

The following tables provide NRSRO ratings, notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the counterparties were in gain positions, the fair values and notional amounts are grouped together (in thousands):

Table 9.5:                                       Derivatives Counterparty Credit Ratings

	June 30, 2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$15,000	$16	$—	$16	$—	$16
Single-A	5,539,818	19,904	(10,000)	9,904	—	9,904
Cleared derivatives	72,396,843	107,127	(104,719)	2,408	—	2,408
Excess margins posted on cleared derivatives	—	—	35,097	35,097	—	35,097

Total derivative positions with non-member counterparties to which the Bank had credit exposure	77,951,661	127,047	(79,622)	47,425	—	47,425
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	91,000	235	—	235	(235)	—

Delivery Commitments
Derivative position with delivery commitments	26,355	—	—	—	—	—

Total derivative position with members	117,355	235	—	235	(235)	—

Derivative positions with credit exposure	78,069,016	$127,282	$(79,622)	$47,660	$(235)	$47,425

Derivative positions without fair value credit exposure	37,438,565

Total notional	$115,507,581

	December 31, 2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$65,000	$49	$—	$49	$—	$49
Single-A	6,837,693	38,415	(29,449)	8,966	—	8,966
Cleared derivatives	56,664,433	113,651	(87,610)	26,041	—	26,041
Excess margins posted on cleared derivatives	—	—	2,927	2,927	—	2,927

Total derivative positions with non-member counterparties to which the Bank had credit exposure	63,567,126	152,115	(114,132)	37,983	—	37,983
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	110,000	1,096	—	1,096	(1,096)	—

Delivery Commitments
Derivative position with delivery commitments	15,536	44	—	44	(44)	—

Total derivative position with members	125,536	1,140	—	1,140	(1,140)	—

Derivative positions with credit exposure	63,692,662	$153,255	$(114,132)	$39,123	$(1,140)	$37,983

Derivative positions without fair value credit exposure	47,353,794

Total notional	$111,046,456

(a)   Includes excess margins posted to counterparties and to a Derivative Clearing Organization on derivatives that were classified as derivative assets, which are an exposure for the FHLBNY.

(b)   Members pledge non-cash collateral to fully collateralize their exposures.  Non-cash collateral is not deducted from net derivative assets on the balance sheet.

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) derivatives were $43.1 billion and $51.1 billion at June 30, 2015 and December 31, 2014.  For bilateral executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  We do not expect to post additional collateral.  FHLBNY is rated AA+/stable by S&P’s and AAA/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared derivatives at June 30, 2015 and December 31, 2014 were $72.4 billion and $59.8 billion.  For cleared OTC derivatives, margin requirements are determined by the DCO, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at June 30, 2015 or December 31, 2014.

Collateral and margin posted — Cash collateral, $1.0 billion and $1.1 billion, were posted to swap dealers and the DCO at June 30, 2015 and December 31, 2014.  After posting cash collateral, the fair values of our derivative instruments that were in a net liability position at June 30, 2015 and December 31, 2014 were approximately $293.6 million and $345.2 million, and represented the swap counterparties exposures in the event of non-performance by the FHLBNY to the swap contracts.

On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $50.4 million at June 30, 2015 and $56.0 million at December 31, 2014.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional amounts and fair values by country of incorporation.  (dollars in thousands):

Table 9.6:                                       FHLBNY Exposure Concentration (a)

		June 30, 2015
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparty (ies)	U.S.A. (c)	$77,606,536	67.19%	$47,046	98.71%
Counterparty (ies)	United Kingdom	345,125	0.30	379	0.80
Member and Delivery Commitments	U.S.A.	60,000	0.05	235	0.49

Total Credit Exposure (Fair values, net) - Balance sheet assets		78,011,661	67.54	$47,660	100.00%

Counterparties (Liability position)				Fair Value

Counterparty (ies)	U.S.A.	22,811,257	19.75	$249,422
Counterparty (ies)	Germany	7,990,000	6.92	31,639
Counterparty (ies)	United Kingdom	3,956,998	3.42	5,257
Counterparty (ies)	Switzerland	1,694,310	1.47	67
Counterparty (ies)	France	860,000	0.74	1,343
Counterparty (ies)	Canada	126,000	0.11	5,697
Member and Delivery Commitments	U.S.A.	57,355	0.05	145
		37,495,920	32.46	$293,570

Total notional		$115,507,581	100.00%

		December 31, 2014
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparty (ies)	U.S.A. (c)	$65,567,335	59.05%	$37,983	97.09%
Member and Delivery Commitments	U.S.A.	115,536	0.10	1,140	2.91

Total Credit Exposure (Fair values, net) - Balance sheet assets		65,682,871	59.15	$39,123	100.00%

Counterparties (Liability position)				Fair Value

Counterparty (ies)	U.S.A.	26,342,979	23.72	$245,789
Counterparty (ies)	United Kingdom	7,726,211	6.96	48,938
Counterparty (ies)	Germany	7,297,600	6.57	31,365
Counterparty (ies)	Switzerland	2,636,795	2.37	10,055
Counterparty (ies)	France	1,197,000	1.08	646
Counterparty (ies)	Canada	153,000	0.14	8,447
Member	U.S.A.	10,000	0.01	2
		45,363,585	40.85	$345,242

Total notional		$111,046,456	100.00%

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

(b)	Country of incorporation is based on domicile of the ultimate parent company.
(c)	Includes cleared swaps at a Derivative clearing organization - notional amounts of $72.4 billion and $59.8 billion at June 30, 2015 and December 31, 2014.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 9.7:                                       Notional and Fair Value by Contractual Maturity

	June 30, 2015		December 31, 2014
	Notional	Fair Value (a)	Notional	Fair Value (a)

Maturity less than one year	$59,379,049	$(106,176)	$51,024,481	$(29,023)
Maturity from one year to less than three years	33,324,896	(519,042)	32,975,101	(683,825)
Maturity from three years to less than five years	12,028,430	(287,789)	13,912,725	(286,425)
Maturity from five years or greater	10,748,851	(164,687)	13,118,613	(278,216)
Delivery Commitments	26,355	(71)	15,536	44
	$115,507,581	$(1,077,765)	$111,046,456	$(1,277,445)

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

Finance Agency Regulations — Liquidity

Regulatory requirements are specified in Parts 917, 932 and 1270 of the Finance Agency regulations and are summarized below.  Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in: (1) Obligations of the United States; (2) Deposits in banks or trust companies; or (3) Advances with a maturity not to exceed five years.

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

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2015	$1,131	$79,681	$78,550
March 31, 2015	1,502	87,096	85,594
December 31, 2014	1,876	85,552	83,676

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2015	$7,005	$25,289	$18,284
March 31, 2015	7,170	26,994	19,824
December 31, 2014	7,108	22,966	15,858

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
June 30, 2015	$2,130	$24,961	$22,831
March 31, 2015	4,019	26,596	22,577
December 31, 2014	2,975	22,881	19,906

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

Cash flows

Cash and due from banks was $80.7 million at June 30, 2015 and $6.5 billion at December 31, 2014.  Excess liquidity at June 30, 2015 was invested in overnight secured lending and unsecured investment in the federal funds market.  See Table 5.10 for a fuller understanding of cash held at the FRBNY.  Also see Statements of Cash Flows in the financial statements.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities was $312.7 million in the year-to-date period ended June 30, 2015, compared to $255.1 million in the same period last year.  By way of comparison, Net income was $163.4 million in the current year period and $152.3 million in the prior year period.  Net cash flows were higher than Net income largely as a result of adjustments for non-cash fair value adjustments on derivatives and hedging activities and derivative financing elements.

Derivative financing elements have been a significant favorable reporting adjustment to Operating cash flows in each period in this report.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts, which represented interest payments to swap counterparties for the off-market swaps, were classified as Financing activities rather than Operating activities, and were $116.9 million in the year-to-date period ended June 30, 2015, compared to $118.5 million in the same period in the prior year.

Cash flows used in investing activities — Investing activities resulted in $6.8 billion in net cash inflows in the current year-to-date period primarily due to prepayments of advances.  In the same period last year, investing activities were a net user of $7.6 billion of funds primarily due to increase in advances.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014

Outstanding at end of the period (a)	$42,455,584	$50,044,105	$14,545,000	$19,808,075
Weighted-average rate at end of the period	0.12%	0.08%	0.18%	0.13%
Average outstanding for the period (a)	$45,348,846	$38,712,726	$14,980,320	$27,812,583
Weighted-average rate for the period	0.11%	0.08%	0.15%	0.13%
Highest outstanding at any month-end (a)	$50,143,718	$50,044,105	$19,004,075	$33,847,000

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

Legislative and Regulatory Developments

Other than the following, there have been no material changes to legislative and regulatory developments from those previously disclosed in the FHLBNY’s most recent Form 10-K filed on March 23, 2015.

FHFA Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the FHFA issued an advisory bulletin establishing a core mission asset ratio by which the FHFA will assess each FHLBank’s core mission achievement.  Core mission achievement is determined using a ratio of primary mission assets, which is defined as advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations.  The core mission asset ratio will be determined at year-end and calculated using annual average par values.  The advisory bulletin provides the FHFA’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•                  when the ratio is 70% or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining at least this level;

•                  when the ratio is between 55% and 70%, the strategic plan should explain the FHLBank’s plan to increase its mission focus; and

•                  when the ratio is below 55%, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55% over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives.

Our core mission activities primarily include the issuance of advances.  In addition, we acquire member assets through the MPF program.  Our core mission achievement ratio has historically been well in excess of 70%.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, rates at June 2014, September 2014, December 2014, March 2015 and June 2015 were too low for a meaningful parallel down-shock measurement.

•                  The one-year cumulative re-pricing gap is limited to 10 percent of total assets.

•                  The sensitivity of expected net interest income over a one-year period is limited to a -15 percent change under both the +/-200bps shocks compared to the rates in the unchanged case.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the second quarter of 2014 and the second quarter of 2015):

	Base Case DOE	-200bps DOE	+200bps DOE
June 30, 2015	-0.35	N/A	1.02
March 31, 2015	-0.74	N/A	0.87
December 31, 2014	-0.73	N/A	1.03
September 30, 2014	-0.36	N/A	1.14
June 30, 2014	-0.50	N/A	1.26

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

One Year Re-pricing Gap
June 30, 2015	$5.323 Billion
March 31, 2015	$5.596 Billion
December 31, 2014	$5.704 Billion
September 30, 2014	$5.675 Billion
June 30, 2014	$6.052 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2014 and the second quarter of 2015):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
June 30, 2015	N/A	7.33%
March 31, 2015	N/A	9.42%
December 31, 2014	N/A	6.94%
September 30, 2014	N/A	5.47%
June 30, 2014	N/A	6.08%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2014 and the second quarter of 2015):

	Down-shock Change in MVE	+200bps Change in MVE
June 30, 2015	N/A	-0.66%
March 31, 2015	N/A	0.09%
December 31, 2014	N/A	-0.42%
September 30, 2014	N/A	-0.70%
June 30, 2014	N/A	-0.84%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of June 30, 2015 and December 31, 2014 (in millions):

	Interest Rate Sensitivity
	June 30, 2015
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$12,712	$108	$407	$339	$1,518
MBS Investments	7,029	294	1,402	1,940	3,244
Adjustable-rate loans and advances	24,532	—	—	—	—
Net unswapped	44,273	402	1,809	2,279	4,762

Fixed-rate loans and advances	23,014	7,702	17,333	10,830	6,524
Swaps hedging advances	39,279	(7,180)	(15,790)	(9,867)	(6,442)
Net fixed-rate loans and advances	62,293	522	1,543	963	82

Total interest-earning assets	$106,566	$924	$3,352	$3,242	$4,844

Interest-bearing liabilities:
Deposits	$1,288	$1	$—	$—	$—

Discount notes	37,472	4,978	—	—	—
Swapped discount notes	3,462	(4,808)	—	—	1,346
Net discount notes	40,934	170	—	—	1,346

Consolidated Obligation Bonds
FHLBank bonds	26,846	14,272	17,931	4,259	5,273
Swaps hedging bonds	32,175	(13,519)	(14,636)	(1,959)	(2,061)
Net FHLBank bonds	59,021	753	3,295	2,300	3,212

Total interest-bearing liabilities	$101,243	$924	$3,295	$2,300	$4,558
Post hedge gaps (a):
Periodic gap	$5,323	$—	$57	$942	$286
Cumulative gaps	$5,323	$5,323	$5,380	$6,322	$6,608

	Interest Rate Sensitivity
	December 31, 2014
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$19,240	$123	$410	$324	$1,247
MBS Investments	6,663	284	1,099	2,253	3,319
Adjustable-rate loans and advances	31,969	—	—	—	—
Net unswapped	57,872	407	1,509	2,577	4,566

Fixed-rate loans and advances	19,256	8,590	18,888	10,206	8,309
Swaps hedging advances	40,978	(5,916)	(17,578)	(9,309)	(8,175)
Net fixed-rate loans and advances	60,234	2,674	1,310	897	134

Total interest-earning assets	$118,106	$3,081	$2,819	$3,474	$4,700

Interest-bearing liabilities:
Deposits	$2,125	$4	$—	$—	$—

Discount notes	45,421	4,624	—	—	—
Swapped discount notes	1,789	(3,045)	—	—	1,256
Net discount notes	47,210	1,579	—	—	1,256

Consolidated Obligation Bonds
FHLBank bonds	27,331	16,590	18,411	4,997	5,815
Swaps hedging bonds	36,510	(15,866)	(15,352)	(2,596)	(2,696)
Net FHLBank bonds	63,841	724	3,059	2,401	3,119

Total interest-bearing liabilities	$113,176	$2,307	$3,059	$2,401	$4,375
Post hedge gaps (a):
Periodic gap	$4,930	$774	$(240)	$1,073	$325
Cumulative gaps	$4,930	$5,704	$5,464	$6,537	$6,862

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of June 30, 2015.  Based on this evaluation, they concluded that as of June 30, 2015, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Federal Home Loan Bank of New York (“FHLBNY”) is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  An ongoing dispute over the termination value of multiple derivative transactions involving the FHLBNY was previously disclosed in Part I, Item 3 of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, Item 1 of the FHLBNY’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

As previously reported in Part II, Item 1 of the FHLBNY’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, on May 5, 2015, the FHLBNY submitted a proposal to amend its previously timely filed proof of claim against Lehman Brothers Special Financing Inc. (“LBSF”), which would reduce the FHLBNY’s claim of approximately $65 million to approximately $45 million.  This figure represents the FHLBNY’s claim for the net amount due to the FHLBNY by LBSF, after giving effect to collateral that the FHLBNY posted with LBSF.  A similar adjustment was also proposed in connection with the FHLBNY’s related proof of claim against Lehman Brothers Holdings Inc. (“LBHI”).  On June 1, 2015, the FHLBNY filed a motion seeking the Court’s permission to file those amended claims with the Bankruptcy Court.  Upon LBHI’s consent, on July 21, 2015, the Court entered an order authorizing the claim amendments, which were filed on August 3, 2015.

On May 13, 2015, LBHI, in its capacity as Plan Administrator, on behalf of itself and LBSF, filed a complaint against the FHLBNY in the United States Bankruptcy Court in the Southern District of New York (the “Bankruptcy Court”), alleging, among other things, breach of contract related to an International Swap Dealers Association, Inc. master agreement, pursuant to which LBSF was a counterparty to FHLBNY on multiple derivative transactions.  The derivatives transactions entered into by the FHLBNY with LBSF had a total notional amount of $16.5 billion at the time of termination on September 18, 2008.  Among other things, the complaint seeks damages in excess of $150 million, plus unspecified pre-judgment contractual interest.

The FHLBNY disagrees with LBHI’s complaint and believes that a net amount of approximately $45 million was due to FHLBNY by LBSF and LBHI, after giving effect to collateral that FHLBNY posted with LBSF.

On July 17, 2015, the FHLBNY filed a motion to dismiss certain of the claims in LBHI’s complaint.  The FHLBNY intends to vigorously defend against LBHI’s complaint and pursue its claims against LBSF and LBHI, as guarantor.  The amount the FHLBNY actually recovers or pays cannot be determined at this time and will ultimately be decided in the course of this litigation.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the “Part I — Item 1A - Risk Factors” section of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

10.01	Federal Home Loan Bank of New York Amended and Restated 2015 Director Compensation Policy effective as of May 21, 2015 (a)	X

10.02	Federal Home Loan Bank of New York Amended and Restated Severance Pay Plan, adopted May 21, 2015 (a)	X

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: August 7, 2015