Form 10-Q
period 2015-09-30
Federal Home Loan Bank of New York
filed 2015-11-12
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2015 was 52,914,537.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
Assets
Cash and due from banks (Note 3)	$1,015,216	$6,458,943
Securities purchased under agreements to resell (Note 4)	8,910,000	800,000
Federal funds sold (Note 4)	4,814,000	10,018,000
Available-for-sale securities, net of unrealized gains of $12,320 at September 30, 2015 and $15,374 at December 31, 2014 (Note 6)	1,041,915	1,234,427
Held-to-maturity securities (Note 5)	13,669,970	13,148,179
Advances (Note 7) (Includes $6,898,708 at September 30, 2015 and $15,655,403 at December 31, 2014 at fair value under the fair value option)	90,745,439	98,797,497
Mortgage loans held-for-portfolio, net of allowance for credit losses of $370 at September 30, 2015 and $4,507 at December 31, 2014 (Note 8)	2,461,944	2,129,239
Accrued interest receivable	177,655	172,003
Premises, software, and equipment	10,007	10,669
Derivative assets (Note 15)	86,479	39,123
Other assets	13,940	17,288

Total assets	$122,946,565	$132,825,368

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$983,711	$1,958,518
Non-interest-bearing demand	98,327	13,401
Term	26,000	27,000

Total deposits	1,108,038	1,998,919

Consolidated obligations, net (Note 10)
Bonds (Includes $13,466,028 at September 30, 2015 and $19,523,202 at December 31, 2014 at fair value under the fair value option)	67,838,602	73,535,543
Discount notes (Includes $9,937,805 at September 30, 2015 and $7,890,027 at December 31, 2014 at fair value under the fair value option)	47,060,454	50,044,105

Total consolidated obligations	114,899,056	123,579,648

Mandatorily redeemable capital stock (Note 12)	18,892	19,200

Accrued interest payable	113,222	120,524
Affordable Housing Program (Note 11)	106,470	113,544
Derivative liabilities (Note 15)	289,909	345,242
Other liabilities	132,762	122,433

Total liabilities	116,668,349	126,299,510

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares: 52,858 at September 30, 2015 and 55,801 at December 31, 2014	5,285,781	5,580,073
Retained earnings
Unrestricted	886,681	862,672
Restricted (Note 12)	269,384	220,099
Total retained earnings	1,156,065	1,082,771
Total accumulated other comprehensive loss	(163,630)	(136,986)

Total capital	6,278,216	6,525,858

Total liabilities and capital	$122,946,565	$132,825,368

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2015 and 2014

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income
Advances, net (Note 7)	$127,792	$127,019	$378,943	$354,236
Interest-bearing deposits (Note 4)	378	249	1,083	759
Securities purchased under agreements to resell (Note 4)	498	163	1,019	311
Federal funds sold (Note 4)	3,624	2,885	9,112	7,277
Available-for-sale securities (Note 6)	1,966	2,567	6,283	8,279
Held-to-maturity securities (Note 5)	65,920	66,876	197,165	198,384
Mortgage loans held-for-portfolio (Note 8)	20,611	18,120	59,905	53,137
Loans to other FHLBanks (Note 18)	1	1	9	4

Total interest income	220,790	217,880	653,519	622,387

Interest expense
Consolidated obligations-bonds (Note 10)	85,118	81,410	245,645	236,818
Consolidated obligations-discount notes (Note 10)	25,272	19,280	71,320	53,301
Deposits (Note 9)	88	138	301	425
Mandatorily redeemable capital stock (Note 12)	196	223	622	728
Cash collateral held and other borrowings	98	17	255	28

Total interest expense	110,772	101,068	318,143	291,300

Net interest income before provision for credit losses	110,018	116,812	335,376	331,087

(Reversal)/Provision for credit losses on mortgage loans	(12)	(50)	528	(23)

Net interest income after provision for credit losses	110,030	116,862	334,848	331,110

Other income (loss)
Service fees and other	2,518	2,010	7,787	6,597
Instruments held at fair value - Unrealized (losses) gains (Note 16)	(976)	1,368	(6,934)	3,857

Total OTTI losses	(68)	—	(317)	—
Net amount of impairment losses reclassified to Accumulated other comprehensive loss	39	—	227	—
Net impairment losses recognized in earnings	(29)	—	(90)	—

Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 15)	6,746	(565)	24,102	(4,361)
Losses from extinguishment of debt	—	—	(7,819)	(438)

Total other income	8,259	2,813	17,046	5,655

Other expenses
Operating	7,927	6,323	21,634	20,380
Compensation and benefits	14,732	14,770	45,984	41,715
Finance Agency and Office of Finance	3,356	3,432	10,399	10,270

Total other expenses	26,015	24,525	78,017	72,365

Income before assessments	92,274	95,150	273,877	264,400

Affordable Housing Program Assessments (Note 11)	9,247	9,537	27,450	26,513

Net income	$83,027	$85,613	$246,427	$237,887

Basic earnings per share (Note 13)	$1.58	$1.53	$4.63	$4.30

Cash dividends paid per share	$1.02	$1.01	$3.19	$3.17

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2015 and 2014

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net Income	$83,027	$85,613	$246,427	$237,887
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities
Unrealized (losses) gains	(1,526)	1,079	(3,054)	1,566
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	(39)	—	(227)	—
Accretion of non-credit portion of OTTI	1,869	2,298	5,880	6,962
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,830	2,298	5,653	6,962
Net unrealized gains/losses relating to hedging activities
Unrealized (losses) gains	(40,824)	8,999	(31,916)	(31,714)
Reclassification of losses included in net income	537	739	1,555	2,209
Total net unrealized (losses) gains relating to hedging activities	(40,287)	9,738	(30,361)	(29,505)
Pension and postretirement benefits	372	72	1,118	6,611
Total other comprehensive (loss) income	(39,611)	13,187	(26,644)	(14,366)
Total comprehensive income	$43,416	$98,800	$219,783	$223,521

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In thousands, Except Per Share Data)

For the Nine Months Ended September 30, 2015 and 2014

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2013	55,714	$5,571,400	$841,412	$157,114	$998,526	$(84,272)	$6,485,654

Proceeds from issuance of capital stock	30,634	3,063,367	—	—	—	—	3,063,367
Repurchase/redemption of capital stock	(30,368)	(3,036,773)	—	—	—	—	(3,036,773)
Cash dividends ($3.17 per share) on capital stock	—	—	(173,605)	—	(173,605)	—	(173,605)
Comprehensive income (loss)	—	—	190,310	47,577	237,887	(14,366)	223,521

Balance, September 30, 2014	55,980	$5,597,994	$858,117	$204,691	$1,062,808	$(98,638)	$6,562,164

Balance, December 31, 2014	55,801	$5,580,073	$862,672	$220,099	$1,082,771	$(136,986)	$6,525,858

Proceeds from issuance of capital stock	27,997	2,799,650	—	—	—	—	2,799,650
Repurchase/redemption of capital stock	(30,858)	(3,085,762)	—	—	—	—	(3,085,762)
Shares reclassified to mandatorily redeemable capital stock	(82)	(8,180)	—	—	—	—	(8,180)
Cash dividends ($3.19 per share) on capital stock	—	—	(173,133)	—	(173,133)	—	(173,133)
Comprehensive income (loss)	—	—	197,142	49,285	246,427	(26,644)	219,783

Balance, September 30, 2015	52,858	$5,285,781	$886,681	$269,384	$1,156,065	$(163,630)	$6,278,216

(a)       Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014
Operating activities

Net Income	$246,427	$237,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(133)	(19,642)
Concessions on consolidated obligations	4,089	3,913
Premises, software, and equipment	2,774	2,588
Provision/(Reversal) for credit losses on mortgage loans	528	(23)
Credit impairment losses on held-to-maturity securities	90	—
Change in net fair value adjustments on derivatives and hedging activities	199,253	228,445
Change in fair value adjustments on financial instruments held at fair value	7,949	(3,857)
Losses from extinguishment of debt	7,819	438
Net change in:
Accrued interest receivable	(2,816)	2,003
Derivative assets due to accrued interest	2,485	5,911
Derivative liabilities due to accrued interest	2,933	(5,454)
Other assets	2,904	3,789
Affordable Housing Program liability	(7,074)	(9,304)
Accrued interest payable	(7,695)	11,822
Other liabilities	3,848	(13,946)
Total adjustments	216,954	206,683
Net cash provided by operating activities	463,381	444,570
Investing activities
Net change in:
Interest-bearing deposits	22,727	361,600
Securities purchased under agreements to resell	(8,110,000)	—
Federal funds sold	5,204,000	217,000
Deposits with other FHLBanks	65	(174)
Premises, software, and equipment	(2,112)	(1,841)
Held-to-maturity securities:
Purchased	(1,497,790)	(1,126,208)
Repayments	1,062,005	861,037
Available-for-sale securities:
Purchased	(12,597)	(4,068)
Repayments	202,176	262,666
Proceeds from sales	1,236	875
Advances:
Principal collected	583,847,137	510,360,774
Made	(575,773,993)	(519,640,893)
Mortgage loans held-for-portfolio:
Principal collected	201,603	135,108
Purchased	(541,904)	(250,244)
Proceeds from sales of REO	2,017	2,074
Net cash provided by (used in) investing activities	4,604,570	(8,822,294)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014
Financing activities
Net change in:
Deposits and other borrowings	$(1,076,963)	$274,064
Derivative contracts with financing element	(174,823)	(178,320)
Consolidated obligation bonds:
Proceeds from issuance	39,372,784	51,924,707
Payments for maturing and early retirement	(45,115,054)	(45,334,320)
Payments on bonds (transferred to) or assumed from other FHLBanks (a)	(52,853)	—
Consolidated obligation discount notes:
Proceeds from issuance	157,268,291	142,136,721
Payments for maturing	(160,265,327)	(151,940,938)
Capital stock:
Proceeds from issuance of capital stock	2,799,650	3,063,367
Payments for repurchase/redemption of capital stock	(3,085,762)	(3,036,773)
Redemption of mandatorily redeemable capital stock	(8,488)	(4,664)
Cash dividends paid (b)	(173,133)	(173,605)
Net cash used in financing activities	(10,511,678)	(3,269,761)
Net decrease in cash and due from banks	(5,443,727)	(11,647,485)
Cash and due from banks at beginning of the period	6,458,943	15,309,998
Cash and due from banks at end of the period	$1,015,216	$3,662,513

Supplemental disclosures:
Interest paid	$296,470	$281,132
Affordable Housing Program payments (c)	$34,524	$35,818
Transfers of mortgage loans to real estate owned	$2,154	$2,635
Portion of non-credit OTTI losses on held-to-maturity securities	$227	$—
Capital stock subject to mandatory redemption reclassified from equity	$8,180	$—

(a)         For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 18. Related Party Transactions.

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

Recently Adopted Significant Accounting Policies

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  In June, 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The FASB’s objective in issuing the amendments in this ASU was to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions.  Stakeholders expressed concern that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity.  Under pre-existing U.S. GAAP, a repurchase agreement that would mature at the same time as the transferred financial asset (a repurchase-to-maturity transaction) generally was not considered to maintain the transferor’s effective control.

The ASU required two accounting changes.  First, the amendments changed the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, resulting in secured borrowing accounting for the repurchase agreement.  In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings.  This guidance became effective for the FHLBNY on January 1, 2015.  The adoption of the amended standards did not result in a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption as the FHLBNY’s outstanding transaction had been accounted for as secured lending and consistent with the ASU.  The disclosure for transactions accounted for as secured borrowings was required for annual periods beginning after December 15, 2014, and for interim periods after March 15, 2015.  The FHLBNY’s disclosures with respect to the secured borrowing comply with the ASU beginning with the second quarter of 2015.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.  In April 2012, the Federal Housing Finance Agency (“FHFA”), the FHLBank’s regulator, issued Advisory Bulletin 2012-02 (“Advisory Bulletin”) that provided two part guidance.  The first guidance, which addresses the classification of assets, was adopted on January 1, 2014 as required.  Adoption had no impact on the results of operations, financial condition or cash flows.

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

Foreclosed and Repossessed Assets.  In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The ASU clarifies Foreclosed and Repossessed Assets, and provides guidance when consumer mortgage loans collateralized by real estate should be reclassified to Real Estate Owned (“REO”).  Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

Government-Guaranteed Mortgage Loans upon Foreclosure.  In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.

ASU 2014-04 and ASU 2014-14 were effective for the FHLBNY on January 1, 2015.  Adoption did not have an impact on the FHLBNY’s financial condition, results of operations and cash flows.

Note   2.                                                         Recently Issued Accounting Standards and Interpretations.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share (or its Equivalent).  In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which is intended to address diversity in practice related to how certain investments measured at net asset value (“NAV”) are reported within the financial statement footnotes.  The new guidance removes the requirement to categorize investments measured under the current NAV practical expedient within the fair value hierarchy for all investments.  The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  A reporting entity should apply the amendments retrospectively to all periods presented.  The FHLBNY owns a grantor trust, which invests in bond and equity funds that are readily marketable at their NAVs, which are considered as fair values, not a practical expedient.  The application of this guidance had no impact on the categorization of investments within the fair value hierarchy in the financial statement footnotes, or the statements of condition or results of operations.  For further information, see Note 16.  Fair Values of Financial Instruments.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  In April 2015, the FASB ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement to add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software.  The ASU clarifies a customer’s accounting for fees paid in a cloud computing arrangement, and provides guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software.  If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance becomes effective for the FHLBNY for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted.  The FHLBNY can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively.  The FHLBNY is in the process of evaluating this guidance and its effect on its financial condition, results of operations, and cash flows, but does not expect the impact to be material.

Simplifying the Presentation of Debt Issuance Costs.  In April 2015, the FASB issued ASU No. 2015-03, Interest-imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The ASU requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from other assets to a direct deduction from the carrying amount of that debt liability.  The intent is to eliminate the different

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

presentation requirements of debt issuance cost and debt discounts and premiums, which have caused confusion among users of financial statements.  The ASU becomes effective for the interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the FHLBNY), and early adoption is permitted for the financial statements that have not been previously issued.  The period-specific effects as a result of applying this guidance are required to be adjusted retrospectively to each individual period presented on the statement of condition.  The FHLBNY is currently evaluating this guidance and its effect on its financial condition, results of operations, and cash flows, but does not expect the impact to be material.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  In August 2014, the FASB issued ASU No. 2014-15, Going Concern (Subtopic 205-40) final guidance that requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact in the footnotes.  Management will also be required to evaluate and disclose whether its plans to alleviate that doubt.  The new standard defines substantial doubt as when it is probable (i.e., likely) based on management’s assessment of relevant qualitative and quantitative information and judgment that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable).  The standard is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter.  While early adoption is permitted, the FHLBNY has elected not to early adopt and is currently evaluating ASU No. 2014-15, but does not expect the impact of the required disclosures to be material.

Revenue Recognition.  In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers.  The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and improve comparability of revenue recognition practices across entities and industries, and provide more useful information to users of financial statements through improved disclosure requirements.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For a public entity, the effective date of the amendments under this ASU, as issued, was for reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  On April 29, 2015, the FASB issued for public comment a proposed Accounting Standards Update (ASU) that would defer the effective date of the new revenue recognition standard by one year, and would permit entities to early adopt the standard.  The comment period ended on May 29, 2015, and the FASB approved the proposed deferral period to reporting periods beginning after December 15, 2017 (January 1, 2018 for the FHLBNY), and reporting entities may choose to adopt the standard as of the original effective date.  The FHLBNY is in the process of evaluating this guidance.

Note   3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

Beginning in August 2015, the FHLBNY maintained compensating collected cash balances at a financial institution counterparty in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  The balance at September 30, 2015 was $245.3 million.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $45.0 million and $38.4 million as of September 30, 2015 and December 31, 2014.  The offsetting liabilities due to members were recorded in Other liabilities in the Statements of Condition.

Note   4.                                                         Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreements to Resell.

Federal funds sold — Federal funds sold are unsecured advances to third parties.

Interest-bearing deposits — Cash Collateral Posted to Derivative Counterparties — The FHLBNY executes derivatives with major swap dealers and financial institutions (“derivative counterparties” or “counterparties”), and enters into bilateral collateral agreements.  Additionally, as mandated under the Dodd-Frank Act, certain of the FHLBNY’s derivatives are cleared and settled through one or several Derivative Clearing Organizations (“DCO”).  The FHLBNY considers the DCO as a derivative counterparty.  For both bilaterally executed derivatives and derivatives cleared through a DCO, when a derivative counterparty is exposed, the FHLBNY would post cash as pledged collateral to mitigate the counterparty’s credit exposure.

The FHLBNY had deposited $1.1 billion in cash at September 30, 2015 and December 31, 2014 with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  See Credit Risk due to non-performance by counterparties in Note 15.  Derivatives and Hedging Activities.

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

At September 30, 2015 and December 31, 2014, the outstanding balances of Securities Purchased Under Agreements to Resell were $8.9 billion and $0.8 billion that matured overnight.  Of these amounts, $8.7 billion and $0.6 billion at September 30, 2015 and December 31, 2014 were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  At September 30, 2015 and December 31, 2014, U.S. Treasury securities, market values of $8.7 billion and $0.6 billion were received at BONY to collateralize the overnight investments.

The remaining overnight investments, $0.2 billion were executed bilaterally with counterparties at September 30, 2015 and December 31, 2014, and were collateralized by U.S Treasury securities with market values of $0.2 billion at those dates; securities were pledged to the FHLBNY’s custodial safekeeping account.

Securities purchased under agreements to resell averaged $2.1 billion and $1.7 billion in the three and nine months ended September 30, 2015, and $0.9 billion in the twelve months ended December 31, 2014.  Transaction balances averaged $1.3 billion and $0.9 billion in the same periods in 2014.  Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.  For the three and nine months ended September 30, 2015, interest income from securities purchased under agreements to resell were $0.5 million and $1.0 million, compared to $0.2 million and $0.3 million in the same periods in the prior year.

Note   5.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	September 30, 2015
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$190,595	$—	$190,595	$17,191	$—	$207,786
Freddie Mac	52,787	—	52,787	3,817	—	56,604
Total pools of mortgages	243,382	—	243,382	21,008	—	264,390

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,560,796	—	2,560,796	43,706	(14)	2,604,488
Freddie Mac	1,619,725	—	1,619,725	21,165	—	1,640,890
Ginnie Mae	26,333	—	26,333	370	—	26,703
Total CMOs/REMICs	4,206,854	—	4,206,854	65,241	(14)	4,272,081

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,164,740	—	2,164,740	37,167	(328)	2,201,579
Freddie Mac	5,924,914	—	5,924,914	190,624	(3,711)	6,111,827
Total commercial mortgage-backed securities	8,089,654	—	8,089,654	227,791	(4,039)	8,313,406

Non-GSE MBS (c)
CMOs/REMICs	26,484	(452)	26,032	1,557	(769)	26,820

Asset-Backed Securities (c)
Manufactured housing (insured)	80,586	—	80,586	2,225	—	82,811
Home equity loans (insured)	142,830	(28,360)	114,470	53,406	(94)	167,782
Home equity loans (uninsured)	85,205	(9,818)	75,387	11,322	(2,771)	83,938
Total asset-backed securities	308,621	(38,178)	270,443	66,953	(2,865)	334,531

Total MBS	12,874,995	(38,630)	12,836,365	382,550	(7,687)	13,211,228

Other
State and local housing finance agency obligations	833,605	—	833,605	146	(43,748)	790,003

Total Held-to-maturity securities	$13,708,600	$(38,630)	$13,669,970	$382,696	$(51,435)	$14,001,231

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2014
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$236,500	$—	$236,500	$21,891	$—	$258,391
Freddie Mac	68,510	—	68,510	5,281	—	73,791
Total pools of mortgages	305,010	—	305,010	27,172	—	332,182

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,941,093	—	2,941,093	36,164	—	2,977,257
Freddie Mac	1,895,889	—	1,895,889	19,514	—	1,915,403
Ginnie Mae	31,900	—	31,900	468	—	32,368
Total CMOs/REMICs	4,868,882	—	4,868,882	56,146	—	4,925,028

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,876,767	—	1,876,767	14,686	(3,452)	1,888,001
Freddie Mac	4,945,717	—	4,945,717	156,116	(5,666)	5,096,167
Total commercial mortgage-backed securities	6,822,484	—	6,822,484	170,802	(9,118)	6,984,168

Non-GSE MBS (c)
CMOs/REMICs	34,249	(359)	33,890	1,709	(914)	34,685

Asset-Backed Securities (c)
Manufactured housing (insured)	93,693	—	93,693	2,476	—	96,169
Home equity loans (insured)	158,233	(32,476)	125,757	59,169	(167)	184,759
Home equity loans (uninsured)	96,831	(11,448)	85,383	13,124	(2,693)	95,814
Total asset-backed securities	348,757	(43,924)	304,833	74,769	(2,860)	376,742

Total MBS	12,379,382	(44,283)	12,335,099	330,598	(12,892)	12,652,805

Other
State and local housing finance agency obligations	813,080	—	813,080	204	(49,906)	763,378

Total Held-to-maturity securities	$13,192,462	$(44,283)	$13,148,179	$330,802	$(62,798)	$13,416,183

(a)          Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.

(b)          Commercial mortgage-backed securities (“CMBS”) are Agency issued CMBS, collateralized by income-producing “multifamily properties”.  Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.

(c)           The amounts represent non-agency private-label mortgage- and asset-backed securities.

(d)          Amortized cost — For securities that were deemed to be OTTI, amortized cost represents unamortized cost less credit OTTI, net of credit OTTI reversed due to improvements in cash flows.

Certain non-Agency Private label MBS are insured by Ambac Assurance Corp (“Ambac”), MBIA Insurance Corp (“MBIA”) and Assured Guarantee Municipal Corp., (“AGM”).  Assumptions by the FHLBNY on the extent of expected reliance by the FHLBNY on insurance support by Ambac and MBIA to make whole expected cash shortfalls are noted in Monoline insurance in subsequent paragraph within this footnote.

Securities Pledged

The FHLBNY had pledged MBS with an amortized cost basis of $9.1 million and $10.2 million at September 30, 2015 and December 31, 2014 to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Unrealized Losses

The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position.  Unrealized losses represent the difference between fair value and amortized cost.  The baseline measure of unrealized loss is amortized cost, which is not adjusted for non-credit OTTI.  Total unrealized losses in these tables will not equal unrecognized losses in the Major Security Types tables.  Unrealized losses are calculated after adjusting for credit OTTI.  In the previous tables, unrecognized losses are adjusted for credit and non-credit OTTI.

Federal Home Loan Bank of New York

Notes to Financial Statements – Unaudited

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$120,955	$(45)	$269,112	$(43,703)	$390,067	$(43,748)
MBS Investment Securities
MBS-GSE
Fannie Mae	411,293	(319)	25,464	(23)	436,757	(342)
Freddie Mac	1,633,786	(3,394)	166,803	(317)	1,800,589	(3,711)
Total MBS-GSE	2,045,079	(3,713)	192,267	(340)	2,237,346	(4,053)
MBS-Private-Label	—	—	55,072	(3,331)	55,072	(3,331)
Total MBS	2,045,079	(3,713)	247,339	(3,671)	2,292,418	(7,384)
Total	$2,166,034	$(3,758)	$516,451	$(47,374)	$2,682,485	$(51,132)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$49,997	$(3)	$269,642	$(49,903)	$319,639	$(49,906)
MBS Investment Securities
MBS-GSE
Fannie Mae	397,554	(1,153)	272,592	(2,299)	670,146	(3,452)
Freddie Mac	726,865	(348)	441,713	(5,318)	1,168,578	(5,666)
Total MBS-GSE	1,124,419	(1,501)	714,305	(7,617)	1,838,724	(9,118)
MBS-Private-Label	53	(1)	61,771	(3,390)	61,824	(3,391)
Total MBS	1,124,472	(1,502)	776,076	(11,007)	1,900,548	(12,509)
Total	$1,174,469	$(1,505)	$1,045,718	$(60,910)	$2,220,187	$(62,415)

At September 30, 2015 and December 31, 2014, the FHLBNY’s investments in housing finance agency bonds had gross unrealized losses totaling $43.7 million and $49.9 million.  These gross unrealized losses were due to an illiquid market for such securities, causing these investments to be valued at a discount to their acquisition cost.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of September 30, 2015, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  As a result, the FHLBNY expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the FHLBNY may experience OTTI in future periods.

Federal Home Loan Bank of New York

Notes to Financial Statements – Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$30,780	$30,191	$33,990	$33,069
Due after five years through ten years	37,555	36,730	37,615	36,771
Due after ten years	765,270	723,082	741,475	693,538
State and local housing finance agency obligations	833,605	790,003	813,080	763,378

Mortgage-backed securities
Due in one year or less	26,089	26,081	—	—
Due after one year through five years	2,951,025	3,023,752	2,561,843	2,589,028
Due after five years through ten years	5,197,095	5,350,736	4,380,717	4,519,973
Due after ten years	4,700,786	4,810,659	5,436,822	5,543,804
Mortgage-backed securities	12,874,995	13,211,228	12,379,382	12,652,805

Total Held-to-maturity securities	$13,708,600	$14,001,231	$13,192,462	$13,416,183

(a)         Amortized cost is after adjusting for net unamortized premiums of $32.9 million and $38.3 million (net of unamortized discounts) at September 30, 2015 and December 31, 2014.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	September 30, 2015		December 31, 2014
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,426,301	$1,425,674	$1,595,060	$1,594,475
Floating	2,798,359	2,798,359	3,296,156	3,296,156
Total CMO	4,224,660	4,224,033	4,891,216	4,890,631
CMBS
Fixed	5,362,068	5,362,068	5,009,903	5,009,903
Floating	2,727,586	2,727,586	1,812,581	1,812,581
Total CMBS	8,089,654	8,089,654	6,822,484	6,822,484
Pass Thru (a)
Fixed	490,784	453,568	588,326	545,493
Floating	69,897	69,110	77,356	76,491
Total Pass Thru	560,681	522,678	665,682	621,984
Total MBS	12,874,995	12,836,365	12,379,382	12,335,099
State and local housing finance agency obligations
Fixed	13,605	13,605	16,610	16,610
Floating	820,000	820,000	796,470	796,470
Total State and local housing finance agency obligations	833,605	833,605	813,080	813,080
Total Held-to-maturity securities	$13,708,600	$13,669,970	$13,192,462	$13,148,179

(a)   Includes MBS supported by pools of mortgages.

Impairment Analysis (OTTI) of GSE-issued and Private Label Mortgage-backed Securities

The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities.  Based on analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE- issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 23, 2015.

OTTI — One PLMBS, which had been determined to be OTTI in a prior year, was re-impaired, and credit OTTI of $61 thousand was recorded at June 30, 2015 and $29 thousand was recorded at September 30, 2015.  The re-impairments were due to further deterioration in the credit performance metrics of the security.

Federal Home Loan Bank of New York

Notes to Financial Statements – Unaudited

The following table presents the key characteristics of one security that was determined to be re-impaired or OTTI (in thousands):

	Three months ended		Three months ended		Nine months ended
	September 30, 2015		September 30, 2015		September 30, 2015
	OTTI (a)		OTTI (b)		OTTI (b)
		Fair	Credit	Non-credit	Credit	Non-credit
Security Classification	UPB	Value	Loss	Loss	Loss	Loss
RMBS-Prime	$4,821	$3,862	$(29)	$(39)	$(90)	$(227)
Total Securities	$4,821	$3,862	$(29)	$(39)	$(90)	$(227)

(a)         Unpaid principal balance and fair value of the security deemed to be OTTI at the OTTI determination as of the end of the period.

(b)         Represent cumulative OTTI recorded at the OTTI determination quarter end dates.  If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, an OTTI is considered to have occurred because the entire amortized cost basis of the security will not be recovered.  The credit-related OTTI is recognized in earnings.  The non-credit portion of OTTI, which represents the fair value loss of an OTTI security, is recognized in AOCI.

Based on cash flow testing, the Bank believes no additional OTTI exists for the remaining investments at September 30, 2015.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at September 30, 2015, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$33,350	$36,250	$34,893	$36,543
Additional credit losses for which an OTTI charge was previously recognized	29	—	90	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(815)	(582)	(2,419)	(875)
Ending balance	$32,564	$35,668	$32,564	$35,668

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, the reliance period is through June 30, 2016.  For bond insurer Ambac, the reliance period is through June 30, 2019 and is further limited to cover 45% of shortfalls.

Federal Home Loan Bank of New York

Notes to Financial Statements – Unaudited

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for private-label MBS at September 30, 2015 and December 31, 2014, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at September 30, 2015
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average
RMBS Prime (d)	0.0-5.3	1.8	0.0-21.9	16.5	0.0-49.9	34.3
RMBS Alt-A (d)	1.0-5.4	1.5	2.0-6.7	3.6	30.0-30.0	30.0
HEL Subprime (e)	1.0-6.7	3.5	2.0-16.4	4.2	21.7-100.0	61.6
Manufactured Housing Loans	2.3-4.5	3.7	2.5-4.2	3.1	80.5-84.0	82.8

	Key Base Assumptions - All PLMBS at December 31, 2014
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average
RMBS Prime (d)	0.0-5.1	1.7	12.1-29.6	22.9	34.4-83.8	54.3
RMBS Alt-A (d)	1.0-7.0	1.7	2.0-8.4	5.3	30.0-30.0	30.0
HEL Subprime (e)	1.0-10.3	3.8	2.0-23.9	4.9	22.7-100.0	65.7
Manufactured Housing Loans	2.8-4.1	3.6	2.7-3.8	3.1	76.0-83.3	80.6

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

(d)        CMOs/REMICS private-label MBS.

(e)         Residential asset-backed MBS.

Significant Inputs

For determining the fair values of all MBS, the FHLBNY has obtained pricing from four pricing services; the prices were clustered, averaged, and then assessed qualitatively before adopting the “final price”.  Disaggregation of the Level 3 bonds is by collateral type supporting the credit structure of the PLMBS, and the FHLBNY deems that no further disaggregation is necessary for a qualitative understanding of the sensitivity of fair values.  The table below provides a distribution of the prices, and the final price adopted for determining OTTI for the one security in the third quarter of 2015 (dollars in thousands except for price):

	Significant Inputs
	Securities deemed OTTI at September 30, 2015
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price
Private Label RMBS - Prime
Bond 1	$3,862	$3,862	$3,862	3	$75.4 - 85.7	$80.1
Total OTTI PLMBS	$3,862	$3,862	$3,862

Federal Home Loan Bank of New York

Notes to Financial Statements – Unaudited

Note   6.                                Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value, and at September 30, 2015 and December 31, 2014, no AFS security was Other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$677	$—	$—	$677
Equity funds (a)	15,036	518	(359)	15,195
Fixed income funds (a)	12,831	—	(319)	12,512
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	960,487	12,078	—	972,565
CMBS-Floating	40,564	402	—	40,966
Total Available-for-sale securities	$1,029,595	$12,998	$(678)	$1,041,915

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash equivalents (a)	$537	$—	$—	$537
Equity funds (a)	9,310	1,579	(7)	10,882
Fixed income funds (a)	6,399	146	(17)	6,528
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,161,115	13,156	—	1,174,271
CMBS-Floating	41,692	517	—	42,209
Total Available-for-sale securities	$1,219,053	$15,398	$(24)	$1,234,427

(a)         The FHLBNY has a grantor trust, the intent of which is to set aside cash to meet current and future payments for a supplemental unfunded pension plan.  Neither the pension plan nor employees of the FHLBNY own the trust.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trust.  The mutual funds used to manage the assets of the Grantor trust will be sufficiently liquid to enable the trust to meet all future liabilities.  Liquidity shall be assured by keeping an adequate amount of short-term investments in the portfolio to accommodate the cash needs of the trust.  Dividend income and gains and losses from sales of funds were $120.2 thousand and $936.8 thousand for the three and nine months ended September 30, 2015, compared to $37.8 thousand and $194.0 thousand for the same periods of prior year and were recorded in Other income.

Unrealized Losses — MBS Classified as AFS Securities

No MBS security was in an unrealized loss position at September 30, 2015 or at December 31, 2014.

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after five years through ten years	$40,564	$40,966	$41,692	$42,209
Due after ten years	960,487	972,565	1,161,115	1,174,271
Fixed income/bond funds, equity funds and cash equivalents (b)	28,544	28,384	16,246	17,947

Total Available-for-sale securities	$1,029,595	$1,041,915	$1,219,053	$1,234,427

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trust are determined to be redeemable at short notice.  Fair values are the daily NAVs of the bond and equity funds.

(c)          Amortized cost is after adjusting for net unamortized discounts of $3.3 million and $3.8 million at September 30, 2015 and December 31, 2014.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$960,487	$972,565	$1,161,115	$1,174,271
CMBS floating - LIBOR	40,564	40,966	41,692	42,209

Total Mortgage-backed securities (a)	$1,001,051	$1,013,531	$1,202,807	$1,216,480

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note 7.         Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2015			December 31, 2014
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$33,622,777	1.28%	37.72%	$43,044,026	0.68%	44.28%
Due after one year through two years	19,307,845	1.51	21.66	17,322,868	2.10	17.82
Due after two years through three years	16,696,468	1.55	18.73	15,775,401	1.71	16.23
Due after three years through four years	4,055,880	1.80	4.55	7,053,431	2.10	7.26
Due after four years through five years	6,573,767	2.49	7.37	4,655,510	2.41	4.79
Thereafter	8,888,169	2.77	9.97	9,366,815	2.81	9.62

Total par value	89,144,906	1.64%	100.00%	97,218,051	1.49%	100.00%

Hedge valuation basis adjustments (b)	1,599,825			1,574,044
Fair value option valuation adjustments and accrued interest (c)	708			5,402

Total	$90,745,439			$98,797,497

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

(c)          Valuation adjustments represent changes in the entire fair values of advances elected under the FVO.

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19.  Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 18.7% and 17.4% of total advances at September 30, 2015 and December 31, 2014.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of September 30, 2015 and December 31, 2014, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The FHLBNY classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.  Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the estimated fair value of the underlying property less estimated selling costs.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$293,403	12.14%	$327,112	15.63%
Fixed long-term single-family mortgages	2,122,982	87.86	1,765,661	84.37
Multi-family mortgages	61	—	63	—

Total par value	2,416,446	100.00%	2,092,836	100.00%

Unamortized premiums	46,191		41,046
Unamortized discounts	(2,228)		(2,544)
Basis adjustment (b)	1,905		2,408

Total mortgage loans held-for-portfolio	2,462,314		2,133,746
Allowance for credit losses (c)	(370)		(4,507)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,461,944		$2,129,239

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $26.1 million and $22.1 million at September 30, 2015 and December 31, 2014.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $0.5 million and $1.5 million for the three and nine months ended September 30, 2015, compared to $0.4 million and $1.3 million for the same periods in prior year.  These fees were reported as a reduction to mortgage loan interest income.

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

When a loan is delinquent 90 days or more, our practice is to compare the liquidation value of the delinquent loan to its recorded investment, and to record the shortfall as an allowance for credit losses.  This methodology is applied on a loan level basis.  When a loan is delinquent 180 days or more, the FHLBNY will then charge to the allowance for credit losses (in the statements of condition) any excess carrying value over the net realizable value of the loan; the offset will be recorded to reduce the carrying value of the loan.  When the loan is foreclosed and the FHLBNY takes possession of real estate, the balance of the loan that has not been charged off will be transferred from the loan held for portfolio category to Real Estate owned category at the lower of carrying value or net realizable value of the foreclosed loan.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Allowance for credit losses:
Beginning balance	$851	$5,388	$4,507	$5,697
Charge-offs	(469)	(1,056)	(4,665)	(1,493)
Recoveries	—	837	—	938
(Reversal)/Provision for credit losses on mortgage loans	(12)	(50)	528	(23)
Ending balance	$370	$5,119	$370	$5,119
Ending balance, individually evaluated for impairment	$370	$5,119	$370	$5,119

			September 30, 2015	December 31, 2014
Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance			$20,181	$27,389
Not impaired, no related allowance			2,258,094	1,949,490
Total uninsured mortgage loans			$2,278,275	$1,976,879

Collectively evaluated for impairment (b)
Impaired, with or without a related allowance			$3,651	$1,275
Not impaired, no related allowance			192,130	165,978
Total insured mortgage loans			$195,781	$167,253

(a)         Absent the implementation of the charge off policy at 180 day delinquency in the first quarter of 2015, allowances for credit losses on individual impaired loans have generally remained flat or lower, in line with improvements in collateral values, and consistent with the improving housing prices/liquidation values of real property securing impaired loans in the states of New York and New Jersey.  As noted previously, the FHLBNY adopted the FHFA guidance effective January 1, 2015 and accelerated the timing of recording a charge-off to the earlier of foreclosure or when a loan is 180 days delinquent.  As the FHLBNY records the initial allowance for credit losses on loans delinquent 90 days or more and continues to evaluate the allowance at least quarterly, the adoption of the guidance and acceleration of the charge-off did not result in additional credit allowance.  Adoption resulted in a reclassification of $3.7 million, reducing the allowance with a corresponding reduction in the recorded investment in impaired loans.

(b)         FHA- and VA loans are collectively evaluated for impairment that acknowledges that the unpaid principal balances are insured.  Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

Mortgage Loans — Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	September 30, 2015	December 31, 2014
Total Mortgage loans, net of allowance for credit losses (a)	$2,461,944	$2,129,239
Non-performing mortgage loans - Conventional (a)(b)	$17,648	$24,709
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$3,481	$1,217

(a)         Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days.

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

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Interest contractually due (a)	$328	$381	$942	$1,056
Interest actually received	296	354	861	994

Shortfall	$32	$27	$81	$62

(a)         Represents the amount of interest accrual on non-accrual uninsured loans that were not recorded as income.  Interest received is recorded as a liability as the FHLBNY considers such amounts received as an advance from servicers that would be subject to repayment at foreclosure, and cash received remains in Other liabilities until legal determination is made at foreclosure.  For more information about the FHLBNY’s policy on non-accrual loans, see Note 1.  Significant Accounting Policies and Estimates.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

				Three months ended	Nine months ended
	September 30, 2015			September 30, 2015	September 30, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment (d)
With no related allowance:
Conventional MPF Loans (a)(b)	$17,869	$17,850	$—	$17,798	$16,942
With an allowance:
Conventional MPF Loans (a)	2,312	2,310	370	2,896	6,020
Total Conventional MPF Loans (a)	$20,181	$20,160	$370	$20,694	$22,962

	December 31, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment (d)
With no related allowance:
Conventional MPF Loans (a)(b)	$10,713	$10,692	$—	$9,754
With an allowance:
Conventional MPF Loans (a)	16,676	16,673	4,507	18,517
Total Conventional MPF Loans (a)	$27,389	$27,365	$4,507	$28,271

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

(d)         Represents average recorded investment for the three and nine months ended September 30, 2015 and the twelve months ended December 31, 2014.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	September 30, 2015			December 31, 2014
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$17,291	$5,987	$—	$23,212	$6,312	$—
Past due 60 - 89 days	4,246	2,000	—	5,578	886	—
Past due 90 - 179 days	2,592	1,865	—	3,198	740	—
Past due 180 days or more	15,074	1,786	—	21,526	535	—
Total past due	39,203	11,638	—	53,514	8,473	—
Total current loans	2,239,011	184,143	61	1,923,302	158,780	63
Total mortgage loans	$2,278,214	$195,781	$61	$1,976,816	$167,253	$63
Other delinquency statistics:
Loans in process of foreclosure, included above	$12,148	$1,404	$—	$17,032	$413	$—
Number of foreclosures outstanding at period end	96	13	—	119	10	—
Serious delinquency rate (a)	0.78%	1.87%	—%	1.25%	0.76%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$17,666	$3,651	$—	$24,724	$1,275	$—
Past due 90 days or more and still accruing interest	$—	$3,651	$—	$—	$1,275	$—
Loans on non-accrual status	$17,666	$—	$—	$24,724	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$10,844	$383	$—	$10,029	$324	$—
Modified loans under MPF® program	$605	$—	$—	$1,009	$—	$—
Real estate owned	$2,482			$1,980

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDR.

Troubled Debt Restructurings (“TDRs”) and MPF Modification Standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2015.  This modification plan was made available to homeowners currently in default or imminent danger of default and only a few MPF loans had been modified under the plan and outstanding at September 30, 2015.  Due to the insignificant numbers of

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

loans modified and considered to be TDR, forgiveness and other information with respect to the modifications have been omitted.

Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balances were $0.1 million and $0.5 million at September 30, 2015 and December 31, 2014.  A MPF loan involved in the troubled debt restructuring program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a non-performing TDR loan and will continue to be evaluated individually for credit losses until the MPF loan is performing to its original terms.  The credit loss would be based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $10.8 million and $10.0 million of such loans were outstanding at September 30, 2015 and December 31, 2014.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more, and $0.8 million were deemed impaired due to their past due delinquency status at September 30, 2015.  The allowance for credit losses associated with those loans was $0.1 million.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	September 30, 2015			December 31, 2014
Recorded Investment Outstanding	Performing	Non- performing	Total TDR	Performing	Non- performing	Total TDR
Troubled debt restructurings (TDR) (a)(b) :
Loans discharged from bankruptcy	$10,036	$808	$10,844	$9,800	$229	$10,029
Modified loans under MPF® program	605	—	605	422	587	1,009
Total troubled debt restructurings	$10,641	$808	$11,449	$10,222	$816	$11,038
Related Allowance			$166			$612

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

Note 9.                                                         Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	September 30, 2015	December 31, 2014
Interest-bearing deposits
Interest-bearing demand	$983,711	$1,958,518
Term (a)	26,000	27,000
Total interest-bearing deposits	1,009,711	1,985,518
Non-interest-bearing demand	98,327	13,401
Total deposits (b)	$1,108,038	$1,998,919

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits (a)	$1,009,711	0.03%	$1,985,518	0.03%
Non-interest-bearing deposits	98,327		13,401
Total deposits	$1,108,038		$1,998,919

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.9 trillion and $0.8 trillion as of September 30, 2015 and December 31, 2014.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	September 30, 2015	December 31, 2014
Percentage of unpledged qualifying assets to consolidated obligations	107%	107%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Consolidated obligation bonds-amortized cost	$67,218,850	$73,020,550
Hedge valuation basis adjustments (a)	461,799	387,371
Hedge basis adjustments on terminated hedges (b)	146,990	119,500
FVO (c) - valuation adjustments and accrued interest	10,963	8,122

Total Consolidated obligation bonds	$67,838,602	$73,535,543

Discount notes-amortized cost	$47,044,720	$50,041,041
FVO (c) - valuation adjustments and remaining accretion	15,734	3,064

Total Consolidated obligation discount notes	$47,060,454	$50,044,105

(a)         Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.

(b)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a qualifying hedge relationship.  The valuation basis at the time of hedge termination is amortized as a yield adjustment through Interest expense.

(c)     Valuation adjustments represent changes in the entire fair values of bonds and discount notes elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2015			December 31, 2014
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$34,816,325	0.39%	51.81%	$40,697,005	0.36%	55.75%
Over one year through two years	16,653,885	0.62	24.79	12,668,090	0.64	17.35
Over two years through three years	6,217,330	1.48	9.25	8,179,800	1.27	11.21
Over three years through four years	2,440,940	1.56	3.63	2,855,780	1.43	3.91
Over four years through five years	1,498,950	1.76	2.23	2,482,500	1.53	3.40
Thereafter	5,568,830	2.88	8.29	6,115,380	2.67	8.38

Total par value	67,196,260	0.83%	100.00%	72,998,555	0.78%	100.00%

Bond premiums (b)	47,048			49,537
Bond discounts (b)	(24,458)			(27,542)
Hedge valuation basis adjustments (c)	461,799			387,371
Hedge basis adjustments on terminated hedges (d)	146,990			119,500
FVO (e) - valuation adjustments and accrued interest	10,963			8,122

Total Consolidated obligation-bonds	$67,838,602			$73,535,543

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of Interest expense by $4.7 million and $15.3 million for the three and nine months ended September 30, 2015, compared to $4.2 million and $22.1 million for the same periods in the prior year.

(c)          Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship.  Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at its maturity, the unamortized basis is reversed to $0.  The unamortized basis was $147.0 million at September 30, 2015, and $119.5 million at December 31, 2014.  Amortization was recorded as a yield adjustment, which reduced Interest expenses by $1.4 million and $4.2 million for the three and nine months ended September 30, 2015, compared to $0.8 million and $2.1 million for the same periods in the prior year.

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$43,830,760	65.23%	$53,659,055	73.51%
Fixed-rate, callable	7,203,500	10.72	9,419,500	12.90
Step Up, callable	727,000	1.08	2,040,000	2.80
Step Down, callable	—	—	25,000	0.03
Single-index floating rate	15,435,000	22.97	7,855,000	10.76

Total par value	67,196,260	100.00%	72,998,555	100.00%

Bond premiums	47,048		49,537
Bond discounts	(24,458)		(27,542)
Hedge valuation basis adjustments (a)	461,799		387,371
Hedge basis adjustments on terminated hedges (b)	146,990		119,500
FVO (c) - valuation adjustments and accrued interest	10,963		8,122

Total Consolidated obligation-bonds	$67,838,602		$73,535,543

(a)         Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.

(b)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a hedging relationship.

(c)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2015	December 31, 2014

Par value	$47,073,251	$50,054,103
Amortized cost	$47,044,720	$50,041,041
FVO (a) - valuation adjustments and remaining accretion	15,734	3,064
Total discount notes	$47,060,454	$50,044,105

Weighted average interest rate	0.16%	0.08%

(a)         Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Note 11.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 23, 2015.

The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Beginning balance	$106,502	$120,243	$113,544	$123,060
Additions from current period’s assessments	9,247	9,537	27,450	26,513
Net disbursements for grants and programs	(9,279)	(16,025)	(34,524)	(35,818)
Ending balance	$106,470	$113,755	$106,470	$113,755

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2015		December 31, 2014
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$611,270	$6,460,739	$631,508	$6,682,045
Total capital-to-asset ratio	4.00%	5.25%	4.00%	5.03%
Total capital (b)	$4,917,863	$6,460,739	$5,313,015	$6,682,045
Leverage ratio	5.00%	7.88%	5.00%	7.55%
Leverage capital (c )	$6,147,328	$9,691,108	$6,641,268	$10,023,068

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assumes the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	September 30, 2015	December 31, 2014

Redemption less than one year	$88	$95
Redemption from one year to less than three years	16,490	5,159
Redemption from three years to less than five years	217	11,567
Redemption from five years or greater	2,097	2,379

Total	$18,892	$19,200

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Beginning balance	$19,035	$23,378	$19,200	$23,994
Capital stock subject to mandatory redemption reclassified from equity	1	—	8,180	—
Redemption of mandatorily redeemable capital stock (a)	(144)	(4,048)	(8,488)	(4,664)
Ending balance	$18,892	$19,330	$18,892	$19,330
Accrued interest payable (b)	$196	$214	$196	$214

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rates were 4.10% for September 30, 2015 and 4.05% for September 30, 2014 on mandatorily redeemable capital stock.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $269.4 million and $220.1 million as restricted retained earnings in the FHLBNY’s Total Capital at September 30, 2015 and December 31, 2014.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 13.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income	$83,027	$85,613	$246,427	$237,887

Net income available to stockholders	$83,027	$85,613	$246,427	$237,887

Weighted average shares of capital	52,744	56,118	53,403	55,489
Less: Mandatorily redeemable capital stock	(190)	(209)	(193)	(228)
Average number of shares of capital used to calculate earnings per share	52,554	55,909	53,210	55,261

Basic earnings per share	$1.58	$1.53	$4.63	$4.30

Note 14.                                                  Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the FHLBNY maintains a non-qualified Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The BEP is an unfunded plan.  In the first quarter of 2014, the Board of Directors of the FHLBNY voted to make changes to the Pentegra DB Plan and the BEP plan effective July 1, 2014 for new employees hired on or after the effective date; changes to the plans will reduce obligations and expenses for the new employees when the employees become eligible for the pension benefits; changes to the plans had no significant impact on the financial obligations as of September 30, 2015 or any periods in this report.

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Defined Benefit Plan	$1,888	$1,950	$5,663	$2,435
Benefit Equalization Plan (defined benefit)	1,187	872	3,561	2,616
Defined Contribution Plan	458	435	1,352	1,228
Postretirement Health Benefit Plan	39	(7)	116	506

Total retirement plan expenses	$3,572	$3,250	$10,692	$6,785

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$185	$177	$554	$531
Interest cost	447	401	1,342	1,203
Amortization of unrecognized net loss/(gain)	568	307	1,704	921
Amortization of unrecognized past service liability	(13)	(13)	(39)	(39)

Net periodic benefit cost	$1,187	$872	$3,561	$2,616

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Service cost (benefits attributed to service during the period)	$81	$70	$243	$358
Interest cost on accumulated postretirement health benefit obligation	140	144	419	537
Amortization of loss/(gain)	258	238	775	530
Amortization of prior service (credit)/cost	(440)	(459)	(1,321)	(919)

Net periodic postretirement health benefit cost (a)	$39	$(7)	$116	$506

(a)         The net periodic benefit cost has declined in most periods subsequent to the first quarter of 2014 as a result of negative plan amendments (as defined in Accounting Standards Codification ASC 715-60-55) that reduced plan obligations by $8.8 million at March 31, 2014; the resulting gain is being amortized over an actuarially determined period, reducing net periodic benefit costs.

Key assumptions (a) and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	September 30, 2015	December 31, 2014

Weighted average discount rate	3.65%	3.65%

Health care cost trend rates:
Assumed for next year
Pre 65	7.75%	7.75%
Post 65	7.25%	7.25%
Pre 65 Ultimate rate	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2022	2022
Post 65 Ultimate rate	5.00%	5.00%
Post 65 Year that ultimate rate is reached	2022	2022
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

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

The FHLBNY, consistent with the Finance Agency’s regulations, may enter into interest-rate swaps, swaptions, and interest-rate cap and floor agreements to manage its interest rate exposure inherent in otherwise unhedged assets and funding positions.  We are not a derivatives dealer and do not trade derivatives for short-term profit.

We use derivatives in three ways — by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e., an “economic hedge”).

When we designates a derivative as an economic hedge, the choice represents the most cost effective manner of hedging a risk, and is after considering the operational costs and benefits of executing a hedge that would qualify for hedge accounting.  When entering into such hedges that do not qualify for hedge accounting, changes in fair value of the derivatives is recorded in earnings with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.  As a result, an economic hedge introduces the potential for earnings variability.  Economic hedges are an acceptable hedging strategy under the FHLBNY’s risk management program, and the strategies comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives.

Federal Home Loan Bank of New York

Notes to Financial Statements – Unaudited

Principal hedging activities are summarized below:

Consolidated Obligations

The FHLBNY may manage the risk arising from changing market prices and volatility of a consolidated obligation debt by matching the cash inflows on the derivative with the cash outflow on the consolidated obligation debt.

Fair value hedges — In a typical transaction, fixed-rate consolidated obligations are issued by the FHLBNY and we would concurrently enter into a matching interest rate swap in which the counterparty pays to the FHLBNY fixed cash flows designed to mirror, in timing and amounts, the cash outflows the FHLBNY pays to the holders of the consolidated obligations.

When such a transaction qualifies for hedge accounting, it is treated as a “Fair value hedge” under the accounting standards for derivatives and hedging.  By electing to use fair value hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in fair value recorded in current earnings.  The interest-rate swap that hedges the interest rate risk of the debt is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings.

Cash flow hedges — The FHLBNY also hedges variable cash flows resulting from rollover (re-issuance) of 3-month consolidated obligation discount notes.  Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps.  We also hedge the variability of cash flows of anticipated issuance of fixed-rate debt to changes in the benchmark rate.

When such a transaction qualifies for hedge accounting, the hedge is accounted for under the provisions of a “Cash flow hedge”.  The interest-rate swaps are recorded at fair values on the balance sheet as a derivative asset or liability, with the offset in AOCI.  Changes in fair values of the hedging derivatives are reflected in AOCI to the extent the hedges are effective.  Hedge ineffectiveness, if any, is recorded in current earnings.  Fair values of swaps in the cash flow hedge programs are reclassified from AOCI to earnings as an interest expense at the same time as when the interest expense from the discount note or the anticipated debt impacts interest expense.  Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.  The two Cash flow strategies are described below:

•                  Cash flow hedges of “Anticipated Consolidated Bond Issuance” — The FHLBNY enters into interest-rate swaps to hedge the anticipated issuance of debt, and to “lock in” the interest to be paid for the cost of funding.  The swaps are terminated upon issuance of the debt instrument, and gains or losses upon termination are recorded in AOCI.  Gains and losses are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.

•                  Cash flow hedges of “Rolling Issuance of Discount Notes” — The FHLBNY executes long-term pay-fixed, receive-variable interest rate swaps as hedges of the variable quarterly interest payments on the discount note borrowing program.  In this program, we issue a series of discount notes with 91-day terms over periods typically up to 15 years.  We will continue issuing new 91-day discount notes over the terms of the swaps as each outstanding discount note matures.  The interest rate swaps require a settlement every 91 days, and the variable rate, which is based on the 3-month LIBOR, is reset immediately following each payment.  The swaps are expected to eliminate the risk of variability of cash flows for each forecasted discount note issuance every 91 days.  The fair values of the interest rate swaps are recorded in AOCI and ineffectiveness, if any, is recorded in earnings.  Amounts recorded in AOCI are reclassified to earnings in the same periods in which interest expenses are affected by the variability of the cash flows of the discount notes.

Economic hedges of consolidated obligation debt — When we issue variable-rate consolidated obligation bonds indexed to 1-month LIBOR, the U.S. Prime rate, or Federal funds rate, we will generally simultaneously execute interest-rate swaps (“basis swaps”) to hedge the basis risk of the variable rate debt to 3-month LIBOR, the FHLBNY’s preferred funding base.  The basis swaps are designated as economic hedges of the floating-rate bonds.  The choice of an economic hedge is made because the FHLBNY has determined that the operational cost of designating the hedges under accounting standards for derivatives and hedge accounting would outweigh the accounting benefits.  In this economic hedge, only the interest rate swap is carried at fair value, with changes in fair values recorded though earnings.

Consolidated obligation debt elected under the Fair Value Option — An alternative to hedge accounting, which permits the debt to be carried at the benchmark (LIBOR) fair value, is to elect debt under the FVO.  Once the irrevocable election is made upon issuance of the debt, the entire change in fair value of the debt is reported in earnings.  We have elected to carry certain fixed-rate consolidated bonds and discount notes under the FVO.  For more information, see Fair Value Option Disclosures in Note 16.  Fair Values of Financial Instruments.  Typically, we would also execute interest rate swaps (to convert the fixed-rate cash flows of the FVO debt to variable-rate cash flows), and changes in the fair values of the swaps are also recorded in earnings, creating a natural offset to the debt’s fair value changes through earnings.  The interest rate swap would be designated as an economic hedge of the debt.

Advances

We offer a wide array of advances structures to meet members’ funding needs.  These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options.  We may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of its funding liabilities.

Federal Home Loan Bank of New York

Notes to Financial Statements – Unaudited

Fair value hedges — In general, whenever a member executes a longer-term fixed rate advance, or a fixed or variable-rate advance with call or put or other embedded options, we will simultaneously execute a derivative transaction, generally an interest rate swap, with terms that offset the terms of the fixed rate advance, or terms of the advance with embedded put or call options or other options.  When such instruments are conceived, designed and structured, our control procedures require the identification and evaluation of embedded derivatives, as defined under accounting standards for derivatives and hedging activities.

When a fixed-rate advance is hedged, the combination of the fixed rate advance and the derivative transaction effectively creates a variable rate asset, indexed to LIBOR.  With a putable advance borrowed by a member, we would purchase from the member a put option that is embedded in the advance.  We may hedge a putable advance by entering into a cancellable interest rate swap in which we pay to the swap counterparty fixed-rate cash flows, and in return the swap counterparty pays us variable-rate cash flows.  The swap counterparty can cancel the swap on the put date, which would normally occur in a rising rate environment, and we can terminate the advance and extend additional credit to the member on new terms.  We also offer callable advances to members, which is a fixed-rate advance borrowed by a member.  Within the structure of the advance, the FHLBNY sells to the member an embedded call option that enables the member to terminate the advance at pre-determined exercise dates.  The call option is embedded in the advance.  We hedge such advances by executing interest rate swaps with cancellable option features that would allow us to terminate the swaps also at pre-determined option exercise dates.

Advances elected under the Fair Value Option — We have elected to carry certain advances under the FVO.  Once the irrevocable election is made upon issuance of the advance, the entire change in fair value of the advance is reported in earnings, and provides a natural economic offset when a consolidated obligation debt is elected under the FVO.

Economic hedges of variable rate capped advances — We offer variable rate advances with an embedded option that caps the interest rate payable by the borrower.  The FHLBNY would typically offset the risk presented by the embedded cap by executing a matching standalone cap.

Mortgage Loans

Mortgage loans are fixed-rate MPF loans held-for-portfolio, and the FHLBNY manages the interest rate and prepayment risk associated with mortgages through debt issuance, without the use of derivatives.  Firm commitments to purchase or deliver mortgage loans are accounted for as a derivative.  See “Firm Commitment Strategies” described below.

Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the accounting standards for derivatives and hedging.  We account for them as freestanding derivatives, and record the fair values of mortgage loan delivery commitments on the balance sheet with an offset to Other income (loss) as a Net realized and unrealized gains (losses) on derivatives and hedging activities.  Fair values were not significant for all periods in this report.

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding were $31.0 million and $110.0 million at September 30, 2015 and December 31, 2014.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

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

Federal Home Loan Bank of New York

Notes to Financial Statements – Unaudited

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

Typically, margin consists of “Initial margin” and “Variation margin”.  Variation margin fluctuates with the fair values of the open contracts.  Initial margin fluctuates with the volatility of the FHLBNY’s portfolio of cleared derivatives, and volatility is measured by the speed and severity of market price changes of the portfolio.  Initial margin and Variation margins are posted in cash by the FHLBNY.

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

	September 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$256,627	$1,572,512	$334,655	$1,738,894
Cleared derivatives	325,890	284,730	267,317	154,591
Total gross recognized amount	582,517	1,857,242	601,972	1,893,485
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(255,908)	(1,282,604)	(324,553)	(1,393,661)
Cleared derivatives	(240,245)	(284,730)	(238,349)	(154,591)
Total gross amounts of netting adjustments and cash collateral	(496,153)	(1,567,334)	(562,902)	(1,548,252)
Net amounts after offsetting adjustments
Bilateral derivatives	719	289,908	10,102	345,233
Cleared derivatives	85,645	—	28,968	—
Total net amounts after offsetting adjustments	86,364	289,908	39,070	345,233
Derivative instruments -Not Nettable
Delivery commitments (a)	115	1	53	9
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$86,479	$289,909	$39,123	$345,242
Non-cash collateral received or pledged not offset (c)
Cannot be sold or repledged
Bilateral derivatives	$527	$—	$1,096	$—
Delivery commitments (a)	115	—	53	—
Total cannot be sold or repledged	642	—	1,149	—
Net unsecured amount
Bilateral derivatives	192	289,909	9,006	345,242
Cleared derivatives	85,645	—	28,968	—
Total net amount (b)	$85,837	$289,909	$37,974	$345,242

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

(b)         Unsecured amounts represent Derivative assets and liabilities recorded in the Statements of Condition at September 30, 2015 and December 31, 2014.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.

(c)          Non-Cash collateral received or pledged not offset — Amounts represent exposure arising from derivative positions with member counterparties where we acted as an intermediary, and a small amount of delivery commitments (see footnote a).  Amounts are collateralized by pledged non-cash collateral, primarily 1-4 family housing collateral.

The gross derivative exposures as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, were $582.5 million and $602.0 million at September 30, 2015 and December 31, 2014.  Fair values amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), totaled $496.2 million and $563.0 million at those dates.  These netting adjustments included $34.7 million and $143.2 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at September 30, 2015 and December 31, 2014, and the net exposures after offsetting adjustments were $86.5 million and $39.1 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential non-performance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  Net fair values of derivatives in unrealized loss positions were $290.0 million and $345.2 million, after deducting $1.1 billion of cash collateral posted to the exposed counterparties at September 30, 2015 and December 31, 2014.  With respect to cleared derivatives, cash posted to the DCO were in excess of required margins, primarily due to the requirement to post Initial margin.  The DCO was exposed to the extent of the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and that specific exposure was not significant at September 30, 2015.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$74,822,043	$548,233	$1,739,470
Interest rate swaps-cash flow hedges	1,509,000	322	111,616
Total derivatives in hedging instruments	76,331,043	548,555	1,851,086

Derivatives not designated as hedging instruments
Interest rate swaps	28,108,414	27,534	5,686
Interest rate caps or floors	2,698,000	5,893	—
Mortgage delivery commitments	24,017	115	1
Other (b)	62,000	535	470
Total derivatives not designated as hedging instruments	30,892,431	34,077	6,157

Total derivatives before netting and collateral adjustments	$107,223,474	582,632	1,857,243
Netting adjustments and cash collateral (c)		(496,153)	(1,567,334)
Net after cash collateral reported on the Statements of Condition		$86,479	$289,909

	December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$78,680,077	$578,275	$1,803,325
Interest rate swaps-cash flow hedges	1,333,600	2,176	83,142
Total derivatives in hedging instruments	80,013,677	580,451	1,886,467

Derivatives not designated as hedging instruments
Interest rate swaps	28,099,243	12,530	5,733
Interest rate caps or floors	2,698,000	7,624	—
Mortgage delivery commitments	15,536	53	9
Other (b)	220,000	1,367	1,285
Total derivatives not designated as hedging instruments	31,032,779	21,574	7,027

Total derivatives before netting and collateral adjustments	$111,046,456	602,025	1,893,494
Netting adjustments and cash collateral (c)		(562,902)	(1,548,252)
Net after cash collateral reported on the Statements of Condition		$39,123	$345,242

(a)         All derivative assets and liabilities with swap dealers and counterparties are collateralized by cash; derivative instruments are subject to legal right of offset under master netting agreements.

(b)         Other category comprised of swaps intermediated for member, and notional amounts represent purchases from dealers and an offsetting purchase by the members from us.

(c)          Cash collateral and related accrued interest posted by counterparties to the FHLBNY of $34.7 million and $143.2 million at September 30, 2015 and December 31, 2014 were netted in Netting adjustments on Derivative assets; cash collateral posted by the FHLBNY of $1.1 billion at September 30, 2015 and December 31, 2014 were netted in Netting adjustments on Derivative liabilities.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Components of net gains/ (losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended September 30,
	2015				2014
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments Interest rate swaps
Advances	$(247,228)	$243,509	$(3,719)	$(235,506)	$368,496	$(367,962)	$534	$(250,167)
Consolidated obligation bonds	108,544	(107,487)	1,057	54,861	(55,977)	57,667	1,690	64,026

Net (losses) gains related to fair value hedges	(138,684)	136,022	(2,662)	$(180,645)	312,519	(310,295)	2,224	$(186,141)
Cash flow hedges	(19)		(19)	$(9,165)	—		—	$(8,867)

Derivatives not designated as hedging instruments Interest rate swaps (a)	(180)		(180)		(101)		(101)
Caps or floors	360		360		(4,330)		(4,330)
Mortgage delivery commitments	364		364		50		50
Swaps economically hedging instruments designated under FVO	1,677		1,677		(1,927)		(1,927)
Accrued interest-swaps (a)	7,206		7,206		3,519		3,519

Net gains (losses) related to derivatives not designated as hedging instruments	9,427		9,427		(2,789)		(2,789)

Net (losses) gains on derivatives and hedging activities	$(129,276)	$136,022	$6,746		$309,730	$(310,295)	$(565)

	Nine months ended September 30,
	2015				2014
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments Interest rate swaps
Advances	$(34,990)	$33,796	$(1,194)	$(708,041)	$479,739	$(478,359)	$1,380	$(752,782)
Consolidated obligation bonds	108,067	(105,513)	2,554	173,961	76,174	(72,373)	3,801	186,935

Net gains (losses) related to fair value hedges	73,077	(71,717)	1,360	$(534,080)	555,913	(550,732)	5,181	$(565,847)
Cash flow hedges	(284)		(284)	$(26,492)	51		51	$(26,286)

Derivatives not designated as hedging instruments Interest rate swaps (a)	977		977		(38)		(38)
Caps or floors	(1,689)		(1,689)		(18,223)		(18,223)
Mortgage delivery commitments	(112)		(112)		486		486
Swaps economically hedging instruments designated under FVO	5,774		5,774		(1,773)		(1,773)
Accrued interest-swaps (a)	18,076		18,076		9,955		9,955

Net gains (losses) related to derivatives not designated as hedging instruments	23,026		23,026		(9,593)		(9,593)

Net gains (losses) on derivatives and hedging activities	$95,819	$(71,717)	$24,102		$546,371	$(550,732)	$(4,361)

(a)    Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended September 30,
	2015				2014
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(1,543)	Interest Expense	$537	$(19)	$—	Interest Expense	$739	$—
Consolidated obligation discount notes (b)	(39,281)	Interest Expense	—	—	8,999	Interest Expense	—	—
	$(40,824)		$537	$(19)	$8,999		$739	$—

	Nine months ended September 30,
	2015				2014
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)(d)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(2,418)	Interest Expense	$1,555	$(284)	$87	Interest Expense	$2,209	$51
Consolidated obligation discount notes (b)	(29,498)	Interest Expense	—	—	(31,801)	Interest Expense	—	—
	$(31,916)		$1,555	$(284)	$(31,714)		$2,209	$51

(a) Hedges of anticipated issuance of debt — Amounts represented changes recorded in AOCI and earnings during the periods.  The maximum period of time that the FHLBNY typically hedges its exposure to the variability in future cash flows for forecasted transactions in this program is between three and six months.  Open swap contracts under this hedging strategy were $44.0 million and $77.6 million in notional amounts at September 30, 2015 and December 31, 2014.  The fair values recorded in AOCI were unrealized losses of $1.0 million and $0.2 million at September 30, 2015 and December 31, 2014.  The amounts in AOCI from closed cash flow hedges under this strategy were net unrecognized losses of $5.7 million at September 30, 2015 and December 31, 2014.  It is expected that over the next 12 months, $2.0 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

(b) Hedges of discount notes in rolling issuances — Amounts represented changes recorded in AOCI and earnings during the periods.  Open swap contracts under this strategy were $1.5 billion and $1.3 billion in notional amounts at September 30, 2015 and December 31, 2014.  The fair values recorded in AOCI were net unrealized losses of $110.3 million and $80.8 million at September 30, 2015 and December 31, 2014.  The cash flow hedges that mitigated exposure to the variability in future cash flows are typically for a maximum period of 15 years.  At September 30, 2015 the maximum exposure was 13 years.

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2015
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$1,015,216	$1,015,216	$1,015,216	$—	$—	$—
Securities purchased under agreements to resell	8,910,000	8,909,989	—	8,909,989	—	—
Federal funds sold	4,814,000	4,813,995	—	4,813,995	—	—
Available-for-sale securities	1,041,915	1,041,915	28,384	1,013,531	—	—
Held-to-maturity securities	13,669,970	14,001,231	—	12,849,877	1,151,354	—
Advances	90,745,439	90,644,222	—	90,644,222	—	—
Mortgage loans held-for-portfolio, net	2,461,944	2,508,436	—	2,508,436	—	—
Accrued interest receivable	177,655	177,655	—	177,655	—	—
Derivative assets	86,479	86,479	—	582,632	—	(496,153)
Other financial assets	2,482	2,482	—	—	2,482	—

Liabilities
Deposits	1,108,038	1,108,042	—	1,108,042	—	—
Consolidated obligations
Bonds	67,838,602	67,761,845	—	67,761,845	—	—
Discount notes	47,060,454	47,062,123	—	47,062,123	—	—
Mandatorily redeemable capital stock	18,892	18,892	18,892	—	—	—
Accrued interest payable	113,222	113,222	—	113,222	—	—
Derivative liabilities	289,909	289,909	—	1,857,243	—	(1,567,334)
Other financial liabilities	45,044	45,044	45,044	—	—	—

	December 31, 2014
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$6,458,943	$6,458,943	$6,458,943	$—	$—	$—
Securities purchased under agreements to resell	800,000	799,998	—	799,998	—	—
Federal funds sold	10,018,000	10,017,965	—	10,017,965	—	—
Available-for-sale securities	1,234,427	1,234,427	17,947	1,216,480	—	—
Held-to-maturity securities	13,148,179	13,416,183	—	12,241,378	1,174,805	—
Advances	98,797,497	98,828,195	—	98,828,195	—	—
Mortgage loans held-for-portfolio, net	2,129,239	2,182,755	—	2,182,755	—	—
Accrued interest receivable	172,003	172,003	—	172,003	—	—
Derivative assets	39,123	39,123	—	602,025	—	(562,902)
Other financial assets	1,980	1,980	—	—	1,980	—

Liabilities
Deposits	1,998,919	1,998,923	—	1,998,923	—	—
Consolidated obligations
Bonds	73,535,543	73,445,340	—	73,445,340	—	—
Discount notes	50,044,105	50,043,107	—	50,043,107	—	—
Mandatorily redeemable capital stock	19,200	19,200	19,200	—	—	—
Accrued interest payable	120,524	120,524	—	120,524	—	—
Derivative liabilities	345,242	345,242	—	1,893,494	—	(1,548,252)
Other financial liabilities	38,443	38,443	38,443	—	—	—

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster, at September 30, 2015, each price must fall within 7 points (7 points at December 31, 2014) of the median price for residential PLMBS and within 2 points of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At September 30, 2015, one held-to-maturity private -label MBS was deemed OTTI and was written down to its fair values, so that its carrying values recorded in the balance sheet equaled its fair values, which was classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.  No held-to-maturity securities were recorded at fair values on a non-recurring basis at December 31, 2014, as no MBS were determined to be OTTI.

Housing finance agency bonds — The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.  Because of the current lack of significant market activity, their fair values were categorized within Level 3 of the fair value hierarchy as inputs into vendor pricing models may not be market based and observable.

Grantor trust - The FHLBNY has a grantor trust, which invests in money market, equity and fixed income and bond funds.  Investments in the trust are classified as AFS.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trust.  Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at September 30, 2015 and December 31, 2014.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

B.  Fair Value at Initial Recognition — MPF Loans

The FHLBNY believes that the transaction price (entry price) may differ from the fair value (exit price) at initial recognition because it is determined using a different method than subsequent fair value measurements.  However, because mortgage loans are not measured at fair value in the balance sheet, day one gains and losses would not be applicable.  Additionally, all mortgage loans were performing at the time of origination by the PFI and acquisition by the FHLBNY.

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

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At September 30, 2015 and December 31, 2014, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY may validate the impairment adjustment made to TBA rates by “back-testing” against incurred losses.  However, the FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At September 30, 2015 and December 31, 2014, fair values of impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were considered to be observable.  During the nine months ended September 30, 2015, loans that were delinquent for 180 days or more were written down to their fair values of $9.1 million on a non-recurring basis as a Level 2 financial instruments as significant inputs to value collateral were considered to be observable.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2015 and December 31, 2014.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2015 and December 31, 2014.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2015 and December 31, 2014, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  ORE is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.  Generally, non-recurring items have not been material for the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,013,531	$—	$1,013,531	$—	$—
Equity and bond funds	28,384	28,384	—	—	—
Advances (to the extent FVO is elected)	6,898,708	—	6,898,708	—	—
Derivative assets (a)
Interest-rate derivatives	86,364	—	582,517	—	(496,153)
Mortgage delivery commitments	115	—	115	—	—

Total recurring fair value measurement - assets	$8,027,102	$28,384	$8,494,871	$—	$(496,153)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(9,937,805)	$—	$(9,937,805)	$—	$—
Bonds (to the extent FVO is elected) (b)	(13,466,028)	—	(13,466,028)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(289,908)	—	(1,857,242)	—	1,567,334
Mortgage delivery commitments	(1)	—	(1)	—	—

Total recurring fair value measurement - liabilities	$(23,693,742)	$—	$(25,261,076)	$—	$1,567,334

	December 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,216,480	$—	$1,216,480	$—	$—
Equity and bond funds	17,947	17,947	—	—	—
Advances (to the extent FVO is elected)	15,655,403	—	15,655,403	—	—
Derivative assets (a)
Interest-rate derivatives	39,070	—	601,972	—	(562,902)
Mortgage delivery commitments	53	—	53	—	—

Total recurring fair value measurement - assets	$16,928,953	$17,947	$17,473,908	$—	$(562,902)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(7,890,027)	$—	$(7,890,027)	$—	$—
Bonds (to the extent FVO is elected) (b)	(19,523,202)	—	(19,523,202)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(345,233)	—	(1,893,485)	—	1,548,252
Mortgage delivery commitments	(9)	—	(9)	—	—

Total recurring fair value measurement - liabilities	$(27,758,471)	$—	$(29,306,723)	$—	$1,548,252

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	September 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Private-label residential mortgage-backed securities	$3,862	$—	$—	$3,862
Mortgage loans held- for- portfolio	9,095	—	9,095	—
Real estate owned	2,166	—	2,166	—
Total non-recurring assets at fair value	$15,123	$—	$11,261	$3,862

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — One held-to-maturity PLMBS was measured at fair value on a nonrecurring basis at September 30, 2015; that is, it was not measured at fair value on an ongoing basis but was subject to fair value adjustments as there was evidence of other-than-temporary impairment.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that are determined to be credit impaired are required to be recorded at their fair values in the Statements of Condition.  For more information, see Note 5. Held-to-Maturity Securities.  No investment securities (held-to-maturity) were carried at fair values at December 31, 2014, as no security was deemed OTTI at that date.

Mortgage loans and “Real estate owned” — During the nine months ended September 30, 2015, loans that were delinquent for 180 days or more were written down to their fair values of $9.1 million on a non-recurring basis.  Real estate owned (“Foreclosed properties”), with fair values of $2.2 million was recorded on a non-recurring basis during the same period.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the three and nine months ended September 30, 2015 and the same periods in the prior year, and at December 31, 2014.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended September 30,
	2015	2014	2015	2014	2015	2014
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$7,262,390	$18,658,320	$(21,289,412)	$(18,087,720)	$(14,695,319)	$(4,649,267)
New transactions elected for fair value option	1,140,000	5,050,000	(1,628,505)	(10,235,080)	(1,508,117)	(4,949,076)
Maturities and terminations	(1,500,000)	(3,500,000)	9,450,000	7,225,000	6,263,583	2,698,657
Net (losses) gains on financial instruments held under fair value option	(3,987)	4,768	1,242	(2,022)	1,769	(1,378)
Change in accrued interest/unaccreted balance	305	1,765	647	599	279	(257)

Balance, end of the period	$6,898,708	$20,214,853	$(13,466,028)	$(21,099,223)	$(9,937,805)	$(6,901,321)

	Nine months ended September 30,
	2015	2014	2015	2014	2015	2014
	Advances		Bonds		Discount Notes

Balance, beginning of the period	$15,655,403	$19,205,399	$(19,523,202)	$(22,868,401)	$(7,890,027)	$(4,260,635)
New transactions elected for fair value option	5,448,000	14,950,000	(14,450,810)	(20,840,080)	(12,941,374)	(9,596,832)
Maturities and terminations	(14,201,015)	(13,950,000)	20,510,825	22,610,000	10,906,266	6,957,553
Net (losses) gains on financial instruments held under fair value option	(723)	7,384	(3,234)	(2,652)	(2,977)	(875)
Change in accrued interest/unaccreted balance	(2,957)	2,070	393	1,910	(9,693)	(532)

Balance, end of the period	$6,898,708	$20,214,853	$(13,466,028)	$(21,099,223)	$(9,937,805)	$(6,901,321)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30,
	2015			2014
	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$9,258	$(3,987)	$5,271	$21,050	$4,768	$25,818

	Nine months ended September 30,
	2015			2014
	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$32,244	$(723)	$31,521	$60,690	$7,384	$68,074

	Three months ended September 30,
	2015			2014
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Losses to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(11,695)	$1,242	$(10,453)	$(8,704)	$(2,022)	$(10,726)
Consolidated obligation discount notes	(7,034)	1,769	(5,265)	(1,680)	(1,378)	(3,058)

	$(18,729)	$3,011	$(15,718)	$(10,384)	$(3,400)	$(13,784)

	Nine months ended September 30,
	2015			2014
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(30,088)	$(3,234)	$(33,322)	$(24,476)	$(2,652)	$(27,128)
Consolidated obligation discount notes	(19,324)	(2,977)	(22,301)	(5,179)	(875)	(6,054)

	$(49,412)	$(6,211)	$(55,623)	$(29,655)	$(3,527)	$(33,182)

The following table compares the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	September 30, 2015			December 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (a)	$6,898,000	$6,898,708	$708	$15,650,000	$15,655,403	$5,403

Consolidated obligation bonds (b)	$13,455,065	$13,466,028	$10,963	$19,515,080	$19,523,202	$8,122
Consolidated obligation discount notes (c)	9,922,071	9,937,805	15,734	7,886,963	7,890,027	3,064
	$23,377,136	$23,403,833	$26,697	$27,402,043	$27,413,229	$11,186

(a)             Advances — The FHLBNY has elected the FVO for certain advances, primarily short- and intermediate term floating-rate advances, and intermediate-term fixed-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

(b)             The FHLBNY has elected the FVO for certain short-term callable bonds because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt, specifically with call options, may not remain highly effective hedges through the maturity of the bonds.

(c)              Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 17.                 Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were par amounts of $0.9 trillion and $0.8 trillion at September 30, 2015 and December 31, 2014.

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

Outstanding standby letters of credit were approximately $11.5 billion and $9.5 billion as of September 30, 2015 and December 31, 2014, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities and were less than $1.0 million as of September 30, 2015 and December 31, 2014.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $24.0 million and $15.5 million of mortgage loans at September 30, 2015 and December 31, 2014.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.  The FHLBNY also has executed conditional agreements with its members in the MPF program to purchase $1.4 billion and $1.5 billion of mortgage loans at September 30, 2015 and December 31, 2014.

Derivative contracts — When the FHLBNY executes derivatives with major financial institutions that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements.  When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organization or DCO, would enter into margin agreements.  When counterparties (including the DCOs) are exposed, the FHLBNY posts cash collateral to mitigate the counterparty’s credit exposure; the FHLBNY had posted $1.1 billion in cash with derivative counterparties as pledged collateral at September 30, 2015 and December 31, 2014, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15.  Derivatives and Hedging Activities.

The following table summarizes contractual obligations and contingencies as of September 30, 2015 (in thousands):

	September 30, 2015
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$34,816,325	$22,871,215	$3,939,890	$5,568,830	$67,196,260
Long-term debt obligations-interest payments (a)	135,612	195,953	64,370	160,443	556,378
Mandatorily redeemable capital stock (a)	88	16,490	217	2,097	18,892
Other liabilities (b)	69,142	6,629	5,505	51,486	132,762

Total contractual obligations	35,021,167	23,090,287	4,009,982	5,782,856	67,904,292

Other commitments
Standby letters of credit	11,429,014	10,964	17,309	—	11,457,287
Consolidated obligations-bonds/discount notes traded not settled	378,164	—	—	—	378,164
Open delivery commitments (MPF)	24,017	—	—	—	24,017

Total other commitments	11,831,195	10,964	17,309	—	11,859,468

Total obligations and commitments	$46,852,362	$23,101,251	$4,027,291	$5,782,856	$79,763,760

(a)   Contractual obligations related to interest payments on long-term debt were calculated by applying the weighted average interest rate on the outstanding long-term debt at September 30, 2015 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.  The FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.83% at September 30, 2015.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

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

On May 13, 2015, LBHI, in its capacity as Plan Administrator on behalf of itself and LBSF, filed a complaint against the FHLBNY in the Bankruptcy Court, alleging, among other things, breach of contract related to the Master Agreement.  Among other things, the complaint seeks damages in excess of $150 million, plus unspecified pre-judgment contractual interest.  On July 17, 2015, the FHLBNY filed a motion to dismiss certain of the claims alleged in LBHI’s complaint, which was denied by an order dated September 24, 2015.  The parties are now engaged in pre-trial proceedings, including the exchange of documents, and trial is currently scheduled to commence in the spring of 2017.

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

Debt Assumptions and Transfers

Debt assumptions — In the three and nine months ended September 30, 2015, the FHLBNY assumed $35.0 million of debt from another FHLBank.  No debt was assumed in the three and nine month periods in the prior year from another FHLBank.

Debt transfers — In the three months ended September 30, 2015, the FHLBNY did not transfer any debt to another FHLBank.  In the nine months ended September 30, 2015, the FHLBNY transferred $80.0 million of consolidated obligation bonds to another FHLBank at negotiated market rates that exceeded carrying value by $7.8 million.  No debt was transferred in the three and nine month periods in the prior year to another FHLBank.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of participation in the FHLBNY’s MPF loans that has remained outstanding was $22.5 million at September 30, 2015 and $27.9 million at December 31, 2014.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, compared to $0.3 million and $0.8 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At September 30, 2015 and December 31, 2014, outstanding notional amounts were $31.0 million and $110.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at September 30, 2015 and December 31, 2014 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three and nine months ended September 30, 2015, the FHLBNY extended overnight loans for a total of $0.2 billion and $2.8 billion.  In the same periods in the prior year, the FHLBNY extended overnight loans for a total of $0.5 billion and $2.6 billion.  Generally, loans made to other FHLBanks are uncollateralized.  The impact to Net interest income from such loans was not significant in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three and nine months ended September 30, 2015 and the same periods in prior year, there were no borrowings from other FHLBanks.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize outstanding balances with related parties at September 30, 2015 and December 31, 2014, and transactions for the three and nine months ended September 30, 2015 and September 30, 2014 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2015		December 31, 2014
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$1,015,216	$—	$6,458,943
Securities purchased under agreements to resell	—	8,910,000	—	800,000
Federal funds sold	—	4,814,000	—	10,018,000
Available-for-sale securities	—	1,041,915	—	1,234,427
Held-to-maturity securities	—	13,669,970	—	13,148,179
Advances	90,745,439	—	98,797,497	—
Mortgage loans (a)	—	2,461,944	—	2,129,239
Accrued interest receivable	144,580	33,075	140,535	31,468
Premises, software, and equipment	—	10,007	—	10,669
Derivative assets (b)	—	86,479	—	39,123
Other assets (c)	494	13,446	560	16,728

Total assets	$90,890,513	$32,056,052	$98,938,592	$33,886,776

Liabilities and capital
Deposits	$1,108,038	$—	$1,998,919	$—
Consolidated obligations	—	114,899,056	—	123,579,648
Mandatorily redeemable capital stock	18,892	—	19,200	—
Accrued interest payable	14	113,208	15	120,509
Affordable Housing Program (d)	106,470	—	113,544	—
Derivative liabilities (b)	—	289,909	—	345,242
Other liabilities (e)	45,043	87,719	38,442	83,991

Total liabilities	1,278,457	115,389,892	2,170,120	124,129,390

Total capital	6,278,216	—	6,525,858	—

Total liabilities and capital	$7,556,673	$115,389,892	$8,695,978	$124,129,390

(a)    May include insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)           Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business  — At September 30, 2015, notional amounts outstanding were $4.0 billion; the net fair value after posting $55.7 million cash collateral was a net derivative liability of $23.7 million.  At December 31, 2014, notional amounts outstanding were $5.1 billion; the net fair value after posting $62.1 million cash collateral was a net derivative liability of $26.5 million.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expenses of $9.6 million and $24.2 million in the three and nine months ended September 30, 2015, compared to $7.2 million and $24.4 million in the same periods in the prior year.

Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

Goldman Sachs Bank USA became a member effective December 23, 2014.  Derivative transactions with Goldman Sachs Bank USA, a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business  — At September 30, 2015, notional amounts outstanding were $4.4 billion; the net fair value after posting $182.1 million cash collateral was a net derivative liability of $31.8 million.  At December 31, 2014, notional amounts outstanding were $3.8 billion; the net fair value after posting $113.9 million cash collateral was a net derivative liability of $32.7 million.  The swap interest rate exchanges with Goldman Sachs Bank USA resulted in interest expense of $27.4 million and $77.6 million in the three and nine months ended September 30, 2015, compared to $31.0 million and $85.1 million in the same periods in the prior year.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with derivative dealers.

(c)            May include insignificant amounts of miscellaneous assets that are in the Unrelated party category.

(d)           Represents funds not yet allocated or disbursed to AHP programs.

(e)            Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Related Party:  Income and Expense transactions

	Three months ended
	September 30, 2015		September 30, 2014
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$127,792	$—	$127,019	$—
Interest-bearing deposits (a)	—	378	—	249
Securities purchased under agreements to resell	—	498	—	163
Federal funds sold	—	3,624	—	2,885
Available-for-sale securities	—	1,966	—	2,567
Held-to-maturity securities	—	65,920	—	66,876
Mortgage loans held-for-portfolio (b)	—	20,611	—	18,120
Loans to other FHLBanks	1	—	1	—

Total interest income	$127,793	$92,997	$127,020	$90,860

Interest expense
Consolidated obligations	$—	$110,390	$—	$100,690
Deposits	88	—	138	—
Mandatorily redeemable capital stock	196	—	223	—
Cash collateral held and other borrowings	—	98	—	17

Total interest expense	$284	$110,488	$361	$100,707

Service fees and other Income/(Expenses)	$2,507	$11	$2,359	$(349)

	Nine months ended
	September 30, 2015		September 30, 2014
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$378,943	$—	$354,236	$—
Interest-bearing deposits (a)	—	1,083	—	759
Securities purchased under agreements to resell	—	1,019	—	311
Federal funds sold	—	9,112	—	7,277
Available-for-sale securities	—	6,283	—	8,279
Held-to-maturity securities	—	197,165	—	198,384
Mortgage loans held-for-portfolio (b)	—	59,905	—	53,137
Loans to other FHLBanks	9	—	4	—

Total interest income	$378,952	$274,567	$354,240	$268,147

Interest expense
Consolidated obligations	$—	$316,965	$—	$290,119
Deposits	301	—	425	—
Mandatorily redeemable capital stock	622	—	728	—
Cash collateral held and other borrowings	—	255	—	28

Total interest expense	$923	$317,220	$1,153	$290,147

Service fees and other Income/(Expenses)	$7,265	$522	$7,243	$(646)

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders at September 30, 2015, December 31, 2014, and September 30, 2014 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2015
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage	Interest Income	Percentage
Citibank, N.A.	New York	NY	$14,250,000	15.99%	$19,600	7.26%	$67,225	8.39%
Metropolitan Life Insurance Company	New York	NY	12,570,000	14.10	47,626	17.64	138,545	17.29
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	9,456,108	10.61	61,529	22.79	181,301	22.63
New York Commercial Bank	Westbury	NY	817,812	0.92	1,773	0.66	4,805	0.60
Subtotal New York Community Bancorp, Inc.			10,273,920	11.53	63,302	23.45	186,106	23.23
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.76	73,111	27.08	216,949	27.08
HSBC Bank USA, National Association	New York	NY	5,600,000	6.28	6,813	2.52	17,665	2.20
First Niagara Bank, National Association	Buffalo	NY	4,694,200	5.27	6,489	2.40	18,866	2.35
Investors Bank*	Short Hills	NJ	3,219,872	3.61	16,695	6.18	47,220	5.89
Astoria Bank*	Lake Success	NY	2,127,000	2.39	10,297	3.81	30,948	3.86
The Prudential Insurance Co. of America	Newark	NJ	1,975,000	2.22	7,430	2.75	22,355	2.79
Valley National Bank*	Wayne	NJ	1,899,500	2.13	18,648	6.91	55,443	6.92
Total			$62,634,492	70.28%	$270,011	100.00%	$801,322	100.00%

* At September 30, 2015, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2014
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage
Citibank, N.A.	New York	NY	$28,000,000	28.80%	$115,280	10.40%
Metropolitan Life Insurance Company	New York	NY	12,570,000	12.93	211,354	19.08
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	8,887,818	9.14	246,245	22.22
New York Commercial Bank*	Westbury	NY	1,035,912	1.07	3,509	0.32
Subtotal New York Community Bancorp, Inc.			9,923,730	10.21	249,754	22.54
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.20	289,985	26.18
First Niagara Bank, National Association	Buffalo	NY	5,049,400	5.19	19,191	1.73
Investors Bank*	Short Hills	NJ	2,616,141	2.69	58,125	5.25
Astoria Bank*	Lake Success	NY	2,384,000	2.45	41,912	3.78
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.29	33,738	3.04
Valley National Bank*	Wayne	NJ	1,899,500	1.95	81,047	7.31
New York Life Insurance Company	New York	NY	1,600,000	1.65	7,612	0.69
Total			$72,292,771	74.36%	$1,107,998	100.00%

* At December 31, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

	September 30, 2014
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage	Interest Income	Percentage
Citibank, N.A.	New York	NY	$31,500,000	32.14%	$32,343	11.64%	$80,516	9.72%
Metropolitan Life Insurance Company	New York	NY	12,570,000	12.82	49,996	18.00	162,182	19.59
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	9,433,122	9.62	62,044	22.33	184,860	22.32
New York Commercial Bank*	Westbury	NY	518,412	0.53	844	0.30	2,428	0.29
Subtotal New York Community Bancorp, Inc.			9,951,534	10.15	62,888	22.63	187,288	22.61
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.15	73,111	26.32	216,874	26.19
First Niagara Bank, National Association	Buffalo	NY	4,448,200	4.54	4,921	1.77	14,072	1.70
Investors Bank*	Short Hills	NJ	2,386,230	2.43	14,398	5.18	43,308	5.23
Astoria Bank*	Lake Success	NY	2,225,000	2.27	10,510	3.78	31,625	3.82
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.27	7,692	2.77	26,045	3.15
Valley National Bank*	Wayne	NJ	2,049,500	2.09	20,407	7.34	60,678	7.33
New York Life Insurance Company	New York	NY	1,600,000	1.63	1,579	0.57	5,493	0.66
Total			$74,980,464	76.49%	$277,845	100.00%	$828,081	100.00%

* At September 30, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

Merger of FHLBNY member banks — Hudson City Savings Bank and Manufacturers and Traders Trust Company — We had noted in previous filings of a pending merger between Hudson City Bancorp, Inc. with M&T Bank Corporation (“M&T”).  The merger agreement received regulatory approval on September 30, 2015.  Effective as of November 1, 2015, Hudson City Savings Bank (“Hudson City”), a wholly owned subsidiary of Hudson City Bancorp, Inc. merged with and into M&T’s wholly owned subsidiary, Manufacturers and Traders Trust Company (“M&T Bank”), with M&T Bank continuing as the surviving Bank.

The parties to the merger had previously indicated their intention to pay off FHLBNY advances upon the closing of the merger transaction.  As noted in the table above, Hudson City’s outstanding balance was $6.0 billion at September 30, 2015.  On November 3, 2015, M&T Bank prepaid $4.0 billion of advances previously held by Hudson City.

We do not expect the merger to have a significant adverse impact on our financial position, cash flows or earnings.  To make the FHLBNY financially indifferent due to the prepayment, the FHLBNY charges a prepayment fee when a member prepays advances prior to the contractual maturities of advances.  However, prepayments may cause a decline in our book of business.  A lower volume of advances could result in lower net interest income and impact earnings in future periods.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 20. Subsequent Events.

Merger of FHLBNY Member Banks — Hudson City merged into M&T Bank effective as of November 1, 2015 (See Note 19 for more information).  The merger of M&T Bank and Hudson City will not have a significant adverse impact on our financial condition, results of operations, and cash flows.

Subsequent events for the FHLBNY are events or transactions that occur after the balance sheet date but before financial statements are issued.  The FHLBNY has evaluated subsequent events through the filing date of this report and other than as noted above, no other significant subsequent events were identified.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	59-60
1.1 - 1.15	Results of Operations	61-76
2.1	Assessments	77
3.1 - 3.2	Financial Condition	77-79
4.1 - 4.7	Advances	80-84
5.1 - 5.10	Investments	84-90
6.1 - 6.6	Mortgage Loans	91-92
7.1 - 7.9	Consolidated Obligations	94-97
7.10	FHLBNY Ratings	97
8.1 - 8.3	Capital	97-98
9.1 - 9.7	Derivatives	99-102
10.1 - 10.3	Liquidity	103-104
10.4	Short Term Debt	105

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

Financial performance of the Federal Home Loan Bank of New York

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions, except per share data)	2015	2014	Change	2015	2014	Change

Net interest income before provision for credit losses	$110	$117	(7)	$335	$331	$4
Other non-interest income	8	3	5	17	6	11
Operating expenses	8	6	2	22	20	2
Compensation and benefits	15	15	—	46	42	4
Net income	$83	$86	$(3)	$246	$238	$8
Earnings per share	$1.58	$1.53	$0.05	$4.63	$4.30	$0.33
Dividend per share	$1.02	$1.01	$0.01	$3.19	$3.17	$0.02

2015 Third Quarter Highlights

Results of Operations

Net Income — 2015 third quarter Net income was $83.0 million, and decreased by $2.6 million, or 3.0%, compared to the prior year period.

Net interest income, the principal source of Net Income, was $110.0 million, a decrease of $6.8 million, or 5.8%, from the prior year period.  Net interest income (“NII”) is driven primarily by the volume of earning assets, as measured by average balances earning assets, and the net interest spread earned in the period.  Average earning assets were $121.4 billion in the current year period, a decline of $9.9 billion, or 7.5%, compared to the same period in 2014.  Advance volume was lower as were overnight investments.  Net interest spread, which is the yield from earning assets minus interest paid to fund the assets, was 34 basis points in the current year period, one basis point higher than in the prior year period.  Net interest income for the prior year period benefitted from $5.0 million in prepayment fees.  No prepayments occurred in the current year period.

•                  Other Income/(loss) reported a gain of $8.3 million in the 2015 third quarter, compared to a gain of $2.8 million in the prior year period.

•                  Derivative and hedging activities contributed a net gain of $6.7 million in the 2015 period, in contrast to a $0.6 million loss in the prior year period.  The primary source of derivatives and hedging gains and losses were valuation changes associated with interest rate swaps in standalone economic hedges of debt and advances, and valuation changes on interest rate caps in economic hedges of certain floating-rate investments.

•                  Service fees, which include correspondent banking fees and fee revenues from financial letters of credit, were $2.5 million in the 2015 third quarter, compared to $2.0 million in the prior year period.

•                  Financial instruments carried at fair values reported valuation losses of $1.0 million in the 2015 third quarter, in contrast to a gain of $1.4 million in the prior year period.

•                  Other Expenses reported $26.0 million in total expenses in the 2015 third quarter, compared to $24.5 million in the prior year third quarter.

•                  Operating expenses were $7.9 million in the 2015 third quarter, up from $6.3 million in the prior year period.

•                  Compensation and benefits expenses were $14.7 million in the 2015 third quarter, almost unchanged compared to the prior year period.

•                  Expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $3.4 million in the 2015 period, almost unchanged from the prior year period.

•                  AHP assessments allocated from net income totaled $9.2 million in the 2015 third quarter, compared to $9.5 million in the prior year period.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.02 per share of capital stock (annualized $4.10) was paid in the 2015 third quarter, compared to $1.01 per share of capital stock (annualized $4.05) paid in the prior year third quarter.

Financial Condition — September 30, 2015 compared to December 31, 2014

Total assets declined to $122.9 billion at September 30, 2015 from $132.8 billion at December 31, 2014, a period decrease of $9.9 billion, or 7.4%.  Advances to members declined to $90.7 billion from $98.8 billion at December 31, 2014, a period decrease of $8.1 billion, or 8.2%.  Cash balances, primarily at the Federal Reserve Bank of New York (“FRBNY”) and at Citibank N.A, a safekeeping custodian for the FHLBNY, in total was $1.0 billion at September 30, 2015, compared to $6.5 billion at December 31, 2014.  Balances at September 30, 2015 included $245.0 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes.  Decline in overall cash balances at September 30, 2015, compared to December 31, 2014 is in line with higher opportunity cost, and excess liquidity is being invested in overnight investments rather than as cash at the FRBNY.

Overnight investments, federal funds sold and securities purchased under agreements to resell, were $12.9 billion at September 30, 2015, compared to $10.8 billion at December 31, 2014.  Term federal funds sold balance was $800.0 million at September 30, 2015.  In the past several years, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the then prevailing low overnight rates at financial institutions.  Market yields for overnight investments have improved in 2015.  Additionally, with the success of the tri-party repo infrastructure reform efforts, the FHLBNY has utilized the Bank of New York (“BONY”) as the tri-party custodian bank that provides a streamlined process for exchanging cash for collateral by the BONY.  In first quarter of the current year, we became eligible to engage in the Federal Reserve Bank of New York’s reverse repurchase transactions (“RRP”).  At September 30, 2015, overnight investments of $8.9 billion included $7.8 billion in the RRP program and the remaining balances in bilateral and tri-party repurchase agreements with counterparties.  With these processes in place at the FHLBNY, we are better positioned to manage the FHLBNY’s liquidity practices, from a risk/reward perspective, and earn higher income from investing excess liquidity.

Advances — Decrease in advances was largely concentrated in ARC advances, due to prepayments and maturing advances in the first quarter of 2015.  Since then prepayments have not been significant, and in the aggregate maturing advances were replaced by new borrowings.  The portfolio of Advances has remained largely unchanged in the last two quarters of 2015.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities and a declining balance of private-label MBS is our investment profile.

Long-term investments in the AFS portfolio at September 30, 2015 were floating-rate GSE-issued mortgage-backed securities carried at fair values of $1.0 billion ($1.2 billion at December 31, 2014).  Long-term investments in the HTM portfolio at September 30, 2015 were fixed- and floating-rate mortgage-backed securities, predominantly GSE-issued; carrying values (amortized cost adjusted for credit and non-credit OTTI ) were $12.8 billion at September 30, 2015 and $12.3 billion at December 31, 2014; private-label issued MBS were 2.3% of the portfolio of mortgage-backed securities.  Cash flow testing and evaluation of our investment securities identified one private-label MBS that was re-impaired in the year-to-date period ended September 30, 2015 and $90.0 thousand was charged to earnings as credit-OTTI on the security; non-credit loss recorded in AOCI was $227.0 thousand in the same period.

Investments in housing finance agency bonds, primarily those in New York and New Jersey, classified as HTM, were carried at amortized cost of $833.6 million at September 30, 2015 ($813.1 million at December 31, 2014).

The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, classified as AFS, and funds were carried at fair values of $28.4 million at September 30, 2015 ($17.9 million at December 31, 2014).  We invested $12.6 million in additional funds in the year-to-date period ended September 30, 2015.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Par amounts of loans under this program stood at $2.4 billion at September 30, 2015, up from $2.1 billion at December 31, 2014.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in the nine months ended September 30, 2015 have increased to $201.6 million compared to $135.1 million in the same period in 2014.  Acquisitions were $541.9 million in the nine months ended September 30, 2015 compared to $250.2 million in the same period in 2014.  Credit performance has been strong and delinquency low.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

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

Capital ratios — Our capital position remains strong.  At September 30, 2015, actual risk-based capital was $6.5 billion, compared to required risk-based capital of $0.6 billion.  To support $122.9 billion of total assets at September 30, 2015, the required minimum regulatory risk-based capital was $4.9 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $6.5 billion, exceeding required capital by $1.6 billion.

Leverage — At September 30, 2015, balance sheet leverage (based on GAAP) was 19.6 times shareholders’ equity, compared to 20.4 times at December 31, 2014.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.

Liquidity and Debt — At September 30, 2015, liquid assets included $768.6 million as demand cash balances at the Federal Reserve Bank of New York, $245.0 million compensating cash balances at Citibank that could be withdrawn at short notice, $12.9 billion in overnight loans in the federal funds and the repo markets, and $1.0 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

Among other liquidity measures, the Finance Agency requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days, and during that period, members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing or called advances.  We remain in compliance with regulations under both scenarios.

We also hold Contingency Liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual Contingency Liquidity under the 5-day scenario in the quarter was $27.3 billion, well in excess of the required $2.4 billion.

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

Earnings — We project base net income for 2015 to be about the same as in 2014.  A number of assumptions have been made for the remainder of the year.  We expect significant member initiated advance prepayments in the fourth quarter of 2015 that will earn us significant prepayment fees in the quarter.  In the normal course of business, we would generally re-purchase high costing debt within the calendar year to re-align our balance sheet liabilities subsequent to the advance prepayments.  Repurchases of high costing debt typically results in a charge to net income.  The ability to execute and the timing of any debt repurchases are determined by market conditions and pricing of our FHLBank consolidated obligation bonds, and we cannot assert with certainty if the repurchases would be made within the year.

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

We have a high concentration of advances with member institutions and a loss or change of business activities may adversely impact future business operations and earnings.  A pending merger between two members, Hudson City and M&T Bank was approved by the regulators on

September 30, 2015, and the merger became effective on the close of business on November 1, 2015.  We had been previously advised by Hudson City that the merged entity would likely prepay all or part of the advances outstanding.  At September 30, 2015, advance balances outstanding totaled $6.0 billion, and subsequent to that date and through November 12, 2015, the date this Form 10Q was filed, M&T Bank, the surviving entity had prepaid $4.0 billion of advances previously held by Hudson City.

At September 30, 2015, three members’ advance borrowings exceeded 10% of total advances outstanding at that date — Citibank, N.A. 16.0%, Metropolitan Life Insurance Company 14.1%, the combined holding of New York Community Bank and New York Commercial Bank 11.5%.  Hudson City’s outstanding balance represented 6.8% of the total advance outstanding at September 30, 2015.  For more information, see Note 19. Segment Information and Concentration.

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

Credit impairment of investment securities — One private-label mortgage-backed security was determined to be re-impaired in the 2015 second quarter and again in the 2015 third quarter.  The resulting OTTI was only $90.0 thousand.  The carrying values of our private-label mortgage-backed securities were $296.5 million at September 30, 2015.  Their aggregate fair values were $361.4 million, and securities were substantially all in gain positions.  Aside from the one bond deemed OTTI, our cash flow projections indicate no additional OTTI.  Without continued recovery in the near term such that liquidity continues to expand in the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.

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

Other Developments

Commonwealth of Puerto Rico — Our district is comprised of the states of New Jersey and New York, as well as the Commonwealth of Puerto Rico and the U.S. Virgin Islands.  With respect to recent news reports regarding the Puerto Rico government debt crisis, we do not own any debt issued by the government of Puerto Rico or its agencies.  In addition, lending to all Bank customers, including our Puerto Rico customers, is made on a secured basis.  In this regard, we note that lending to Puerto Rico-based members accounted for 1.2% of all of our outstanding advances as of September 30, 2015.  Based on the foregoing, we do not expect the financial condition of the government of Puerto Rico to have a material impact on the Bank’s credit or business activities.

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

The merger had no impact on the financial condition, results of operations, and cash flows of the Federal Home Loan Bank of New York.

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2015	2015	2015	2014	2014

Investments (a)	$28,436	$25,566	$28,119	$25,201	$19,879
Advances	90,745	91,296	88,524	98,797	99,550
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,462	2,380	2,299	2,129	2,037
Total assets	122,947	119,567	119,379	132,825	125,368
Deposits and borrowings	1,108	1,191	1,607	1,999	2,112
Consolidated obligations, net
Bonds	67,839	68,945	66,083	73,536	79,920
Discount notes	47,060	42,456	44,924	50,044	36,067
Total consolidated obligations	114,899	111,401	111,007	123,580	115,987
Mandatorily redeemable capital stock	19	19	19	19	19
AHP liability	106	107	110	114	114
Capital
Capital stock	5,286	5,309	5,112	5,580	5,598
Retained earnings
Unrestricted	887	873	869	863	858
Restricted	269	253	238	220	205
Total retained earnings	1,156	1,126	1,107	1,083	1,063
Accumulated other comprehensive loss	(164)	(124)	(157)	(137)	(99)
Total capital	6,278	6,311	6,062	6,526	6,562
Equity to asset ratio (c)(j)	5.11%	5.28%	5.08%	4.91%	5.23%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2015	2015	2015	2014	2014	2015	2014

Investments (a)	$28,032	$25,372	$26,950	$23,970	$31,208	$26,789	$29,670
Advances	90,053	89,329	97,465	98,392	97,005	92,255	91,918
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,422	2,343	2,181	2,084	1,994	2,316	1,956
Total assets	122,036	118,419	128,256	125,995	131,910	122,881	125,510
Interest-bearing deposits and other borrowings	1,029	1,112	1,488	1,864	1,678	1,208	1,652
Consolidated obligations, net
Bonds	69,838	65,706	71,086	77,525	78,815	68,872	76,261
Discount notes	43,163	43,499	47,219	38,065	42,789	44,612	38,931
Total consolidated obligations	113,001	109,205	118,305	115,590	121,604	113,484	115,192
Mandatorily redeemable capital stock	19	19	20	19	21	19	23
AHP liability	106	106	108	112	115	107	119
Capital
Capital stock	5,255	5,195	5,516	5,544	5,591	5,321	5,526
Retained earnings
Unrestricted	873	865	855	856	843	864	834
Restricted	259	243	225	211	193	243	178
Total retained earnings	1,132	1,108	1,080	1,067	1,036	1,107	1,012
Accumulated other comprehensive loss	(133)	(150)	(155)	(115)	(110)	(146)	(106)
Total capital	6,254	6,153	6,441	6,496	6,517	6,282	6,432

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Nine months ended
(except earnings and dividends per	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
share, and headcount)	2015	2015	2015	2014	2014	2015	2014
Net income	$83	$75	$88	$77	$86	$246	$238
Net interest income (d)	110	106	119	113	117	335	331
Dividends paid in cash (e)	53	56	64	57	56	173	174
AHP expense	9	8	10	8	10	27	27
Return on average equity (f)(g)(j)	5.27%	4.90%	5.56%	4.70%	5.21%	5.24%	4.94%
Return on average assets (g)(j)	0.27%	0.25%	0.28%	0.24%	0.26%	0.27%	0.25%
Other non-interest income (loss)	8	3	6	—	3	17	6
Operating expenses (h)	23	22	23	24	21	68	62
Finance Agency and Office of Finance expenses	3	3	4	4	3	10	10
Total other expenses	26	25	27	28	24	78	72
Operating expenses ratio (g)(i)(j)	0.07%	0.07%	0.07%	0.08%	0.06%	0.07%	0.07%
Earnings per share	$1.58	$1.45	$1.60	$1.39	$1.53	$4.63	$4.30
Dividends per share	$1.02	$1.01	$1.16	$1.02	$1.01	$3.19	$3.17
Headcount (Full/part time)	264	275	259	258	262	264	262

(a)             Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)             Allowances for credit losses were $0.4 million, $0.9 million, $0.9 million, $4.5 million and $5.1 million for the periods ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended September 30, 2015 and 2014.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see Significant Accounting Policies and Estimates in Note 1 to the financial statements, in the most recent Form 10-K filed on March 23, 2015.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:                                       Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Total interest income	$220,790	$217,880	$653,519	$622,387
Total interest expense	110,772	101,068	318,143	291,300
Net interest income before provision for credit losses	110,018	116,812	335,376	331,087
(Reversal)/Provision for credit losses on mortgage loans	(12)	(50)	528	(23)
Net interest income after provision for credit losses	110,030	116,862	334,848	331,110
Total other income	8,259	2,813	17,046	5,655
Total other expenses	26,015	24,525	78,017	72,365
Income before assessments	92,274	95,150	273,877	264,400
Affordable Housing Program Assessments	9,247	9,537	27,450	26,513
Net income	$83,027	$85,613	$246,427	$237,887

2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Net Income — For the FHLBNY, Net income is Net interest income,  Provisions for credit losses, Other income/(loss), Other Expenses, and Assessments for the FHLBNY’s Affordable Housing Program.

Other Income/(Loss) is primarily net gains and losses from Derivatives and hedging activities, net fair value gains and losses recorded on instruments elected under the Fair Value Option, losses from credit OTTI, and charges due to early extinguishment of the FHLBank debt.  Other Expenses are Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

2015 third quarter Net income was $83.0 million, and decreased by $2.6 million, or 3.0%, compared to the prior year period.

•                  Net interest income (before provisions for credit losses), the principal source of Net Income, was $110.0 million, a decrease of $6.8 million, or 5.8%, from the prior year period.  Provision for credit losses were not material in the current year or prior year periods, a reflection of low delinquencies and a stable housing market in the New York, New Jersey states, the primary base of the FHLBNY’s mortgage loan portfolio.  Net interest income (“NII”) is driven primarily by the volume of earning assets, as measured by average balances earning assets, and the net interest spread earned in the period.  Average earning assets were $121.4 billion in the current year period, a decline of $9.9 billion, or 7.5%, compared to the same period in 2014.  Advance volume was lower as were overnight investments.  Net interest spread, which is the yield from earning assets minus interest paid to fund the assets, was 34 basis points in the current year period, one basis point higher than in the prior year period.  Net interest income for the prior year period benefitted from $5.0 million in prepayment fees.  No advances were prepaid in the current year third quarter.

•                  Other Income/(loss) reported a gain of $8.3 million in the 2015 third quarter, compared to a gain of $2.8 million in the prior year period.

•                  Derivative and hedging activities contributed a net gain of $6.7 million in the 2015 period, in contrast to a $0.6 million loss in the prior year period.  The primary source of derivatives and hedging gains and losses were valuation changes associated with interest rate swaps in standalone economic hedges of debt and advances, and valuation changes on interest rate caps in economic hedges of certain floating-rate investments.  For more information, see Note 15. Derivatives and Hedging Activities.  Also see, Table 1.13 Earnings Impact of Derivatives and Hedging Activities, in this MD&A.

•                  Service fees, which include correspondent banking fees and fee revenues from financial letters of credit, were $2.5 million in the 2015 third quarter, compared to $2.0 million in the prior year period.

•                  Financial instruments carried at fair values reported valuation losses of $1.0 million in the 2015 third quarter, in contrast to a gain of $1.4 million in the prior year period.  We have elected to account for certain consolidated obligation debt and advances under the Fair Value Option (“FVO”), and for these instruments, changes in the entire fair values of the instruments are recorded through earnings.  Valuation changes have not been significant as the debt instruments elected under the FVO were medium- and short-term in duration, and inter-period fluctuations were caused largely by gains and losses in one period followed by reversals as the instruments approached maturity.  Advances elected under the FVO were primarily variable rate, medium- and short-term instruments and valuation changes were not significant.  For more information, see Fair Value Option disclosures in Note 16.  Fair Values of Financial Instruments.

•                  Cash flow evaluation of expected credit OTTI identified one previously OTTI private-label mortgage backed security that was deemed re-impaired and an additional OTTI loss of $29.0 thousand was recorded in the 2015 third quarter.

•                  Other Expenses reported $26.0 million in total expenses in the 2015 third quarter, compared to $24.5 million in the prior year third quarter.

•                  Operating expenses were $7.9 million in the 2015 third quarter, up from $6.3 million in the prior year period.

•                  Compensation and benefits expenses were $14.7 million in the 2015 third quarter, almost unchanged compared to the prior year period.

•                  Expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $3.4 million in the 2015 period, almost unchanged from the prior year period.

•                  AHP assessments allocated from net income totaled $9.2 million in the 2015 third quarter, compared to $9.5 million in the prior year period.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Net income for the nine months ended September 30, 2015 was $246.4 million, and increased by $8.5 million, or 3.6%, compared to the prior year year-to-date period.

•                  Net interest income (“NII”) was $335.4 million in the 2015 nine month period, an increase of $4.3 million or 1.3%, compared to the prior year period.  While, average earning assets in the aggregate were a little lower compared to the same period in 2014, advances, long-term investments and mortgage loans were a little higher, benefitting interest income.  The overall decline in average earning assets was driven by lower overnight investments in federal funds and repurchase agreement and the impact on net interest margin was not significant.  Net interest spread was 34 basis points in the current year period, unchanged from the prior year period.  Significant prepayments in the year-to-date period ended September 30, 2015, primarily in the first quarter of 2015, contributed $8.4 million in prepayments fees, compared to $7.0 million in prepayment fees in the prior year period.

•                  Other Income (Loss) reported net gains of $17.0 million in the 2015 nine month period, compared to net gains of $5.7 million in the prior year year-to-date period.

•                  High costing debt bought back in the earlier periods in 2015 resulted in a $7.8 million charge to earnings in the 2015 year-to-date period, compared to $0.4 million in the prior year period.

•                  Derivatives and hedging activities contributed cumulative gains of $24.1 million in the 2015 period, driven primarily by fair value changes on standalone derivatives.  In contrast, in the prior year period, a net loss of $4.4 million was recorded, also largely associated with standalone derivatives.

•                  Service fees were $7.8 million in the 2015 period versus $6.6 million in the prior year period.

•                  Financial instruments carried at fair values reported valuation losses of $6.9 million in the 2015 period, in contrast to valuation gains of $3.9 million in the prior year period.

•                  Cash flow evaluation of expected credit OTTI identified additional OTTI loss of $90.0 thousand on previously OTTI private-label mortgage backed security in the current year period.  No OTTI was recorded in the prior year period.

•                  Other Expenses reported $78.0 million in total expenses in the 2015 nine month period, compared to $72.4 million in the prior year year-to-date period.

•                  Operating expenses were $21.6 million in the 2015 period, slightly up from $20.4 million in the prior year period.

•                  Compensation and benefits expenses were $46.0 million in the 2015 period, up from $41.7 million in the prior year period.  The increase was driven primarily by higher pension expenses, increases in compensation costs due to inflationary increases and staff additions.

•                  Expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $10.4 million in the 2015 period, almost unchanged from the prior year period.

AHP assessments allocated from net income totaled $27.5 million in the 2015 nine month period, compared to $26.5 million in the prior year period.

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

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:                                       Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2015	2014	Change	2015	2014	Change
Total interest income (a)	$220,790	$217,880	1.34%	$653,519	$622,387	5.00%
Total interest expense (a)	110,772	101,068	(9.60)	318,143	291,300	(9.21)
Net interest income before provision for credit losses	$110,018	$116,812	(5.82)%	$335,376	$331,087	1.30%

(a) Total Interest Income and Total Interest Expense — See Table 1.7 and 1.9 together with accompany discussions.

Net interest income declined in the 2015 third quarter over the same quarter in the prior year.  Net interest spread in the 2015 period was 34 basis points, up by one basis point from the prior year period.  Net interest spread is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities.  Advance yields grew by 4 basis points to 56 basis points in the current year quarter.  Improved market yields in the overnight federal funds and repo markets also earned higher interest income from investing excess liquidity in the 2015 period.  Aggregate yield was 12 basis points in the current year period, up from 7 basis points in the prior year period.  Offsetting the favorable changes, consolidated obligation bond cost of funds debt was 48 basis points in the current year period, up from 41 basis points in the prior year period.  The cost of discount notes was 23 basis points in the current year period, up from 18 basis points in the prior year period.  The decline in the book of business, as represented by average earning assets, adversely impacted interest revenues.  Average earning assets were $121.4 billion in the 2015 period, a decline of $9.9 billion compared to the 2014 period, primarily driven by lower average advance balances, which averaged $90.1 billion in the current year third quarter, compared to $97.0 billion in the prior year period.  Investments in federal funds sold and overnight repo balances were also lower in the current year period, and averaged $13.2 billion in the current year period, compared to $17.0 billion in the prior year period.

Net interest margin, a measure of margin efficiency is Net interest income divided by average earning assets, was 36 basis points in the 2015 period, and improved one basis point from the prior year period.  These key performance parameters have been stable period-over-period, indicative of a robust asset-liability management strategy that has withstood the uncertainties in the capital markets.

Net interest income for the year-to-date period ended September 30, was $335.4 million, compared to $331.1 million in the same period in 2014.  The small increase was primarily due to significant prepayments in the 2015 first quarter that contributed $8.4 million in prepayments fees, compared to $7.0 million in prepayment fees in the nine months ended September 30, 2014.  While average earning assets in the current year-to-date period was a little lower compared to the same period in 2014, the decline was due to lower overnight investments and the impact was marginal. Net interest spread was 34 basis points in the current year period, unchanged from the prior year period.

Interest income from investing member capital — In the very low interest rate environment for overnight and short-term investments, our earnings from interest free capital and non-interest bearing liabilities have not been significant contributors.  We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital was $6.4 billion in the 2015 third quarter, compared to $6.5 billion in the prior year period; the average capital for the year-to-date period ended September 30, was $6.4 billion in 2015 and 2014.  In the past several years, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the low prevailing overnight rates at financial institutions.

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

Impact of qualifying hedges on Net Interest income — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:                                       Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Interest Income	$456,296	$468,047	$1,361,560	$1,375,169
Net interest adjustment from interest rate swaps	(235,506)	(250,167)	(708,041)	(752,782)
Reported interest income	220,790	217,880	653,519	622,387

Interest Expense	156,468	156,227	465,612	451,949
Net interest adjustment from interest rate swaps and basis amortization	(45,696)	(55,159)	(147,469)	(160,649)
Reported interest expense	110,772	101,068	318,143	291,300

Net interest income	$110,018	$116,812	$335,376	$331,087

Net interest adjustment - interest rate swaps	$(189,810)	$(195,008)	$(560,572)	$(592,133)

Note: Does not include impact to net interest income due to internal derivatives.

GAAP compared to Economic — 2015 third quarter compared to the 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

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

The following tables contrast Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.4:                                       GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended September 30,
	2015			2014
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$110,018	0.36%	0.34%	$116,812	0.35%	0.33%
Interest income (expense)
Swaps not designated in a hedging relationship	7,339	0.02	0.02	3,957	0.01	0.01

Economic net interest income	$117,357	0.38%	0.36%	$120,769	0.36%	0.34%

	Nine months ended September 30,
	2015			2014
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$335,376	0.37%	0.34%	$331,087	0.35%	0.34%
Interest income (expense)
Swaps not designated in a hedging relationship	18,840	0.02	0.02	10,735	0.01	0.01

Economic net interest income	$354,216	0.39%	0.36%	$341,822	0.36%	0.35%

(a)   The net interest income reported as an adjustment to GAAP interest income was for the most part generated by interest rate swaps in economic hedges associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged debt elected under the FVO (generally in a pay 3-month LIBOR, receive fixed-rate interest rate swap transaction).  Net interest accruals were favorable on such interest rate swaps, which reduced the effective cost of debt by $7.3 million and $18.8 million in the three and nine months ended September 30, 2015 compared with $4.0 million and $10.7 million in the same periods in the prior year.  In each period, such swap interest accrual income was reported as a derivative gain in Other income.  From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that converts fixed-rate exposures to LIBOR exposures and should be considered as a relevant measure of our interest margin performance, rather than as a derivative and hedging gain.  Yields and spreads are annualized.  Table 1.4 above provides useful information to track the impact on our economic net interest margin.

Spread and Yield Analysis — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

Table 1.5:                                       Spread and Yield Analysis

	Three months ended September 30,
	2015			2014
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$90,053,007	$127,792	0.56%	$97,004,958	$127,019	0.52%
Interest bearing deposits and others	974,364	378	0.15	1,208,951	249	0.08
Federal funds sold and other overnight funds	13,217,445	4,122	0.12	17,037,978	3,048	0.07
Investments	14,730,894	67,886	1.83	14,070,238	69,443	1.96
Mortgage and other loans	2,423,858	20,612	3.37	2,000,425	18,121	3.59

Total interest-earning assets	$121,399,568	$220,790	0.72%	$131,322,550	$217,880	0.66%

Funded By:
Consolidated obligations-bonds	$69,837,717	$85,118	0.48	$78,814,500	$81,410	0.41%
Consolidated obligations-discount notes	43,163,124	25,272	0.23	42,789,134	19,280	0.18
Interest-bearing deposits and other borrowings	1,045,159	186	0.07	1,663,716	155	0.04
Mandatorily redeemable capital stock	18,963	196	4.10	20,950	223	4.22

Total interest-bearing liabilities	114,064,963	110,772	0.38%	123,288,300	101,068	0.33%

Other non-interest-bearing funds	947,442	—		1,546,090	—
Capital	6,387,163	—		6,488,160	—

Total Funding	$121,399,568	$110,772		$131,322,550	$101,068

Net Interest Income/Spread		$110,018	0.34%		$116,812	0.33%

Net Interest Margin (Net interest income/Earning Assets)			0.36%			0.35%

	Nine months ended September 30,
	2015			2014
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$92,255,110	$378,943	0.55%	$91,917,591	$354,236	0.52%
Interest bearing deposits and others	1,066,989	1,083	0.14	1,330,402	759	0.08
Federal funds sold and other overnight funds	12,133,685	10,131	0.11	15,649,886	7,588	0.06
Investments	14,552,462	203,448	1.87	13,957,668	206,663	1.98
Mortgage and other loans	2,327,742	59,914	3.44	1,966,450	53,141	3.61

Total interest-earning assets	$122,335,988	$653,519	0.71%	$124,821,997	$622,387	0.67%

Funded By:
Consolidated obligations-bonds	$68,872,113	$245,645	0.48	$76,261,224	$236,818	0.42%
Consolidated obligations-discount notes	44,612,266	71,320	0.21	38,931,108	53,301	0.18
Interest-bearing deposits and other borrowings	1,212,125	556	0.06	1,646,309	453	0.04
Mandatorily redeemable capital stock	19,300	622	4.31	22,816	728	4.27

Total interest-bearing liabilities	114,715,804	318,143	0.37%	116,861,457	291,300	0.33%

Other non-interest-bearing funds	1,192,266	—		1,514,627	—
Capital	6,427,918	—		6,445,913	—

Total Funding	$122,335,988	$318,143		$124,821,997	$291,300

Net Interest Income/Spread		$335,376	0.34%		$331,087	0.34%

Net Interest Margin (Net interest income/Earning Assets)			0.37%			0.35%

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

Rate and Volume Analysis — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 1.6:                                       Rate and Volume Analysis

	For the three months ended
	September 30, 2015 vs. September 30, 2014
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(9,455)	$10,228	$773
Interest bearing deposits and others	(56)	185	129
Federal funds sold and other overnight funds	(801)	1,875	1,074
Investments	3,171	(4,728)	(1,557)
Mortgage loans and other loans	3,653	(1,162)	2,491

Total interest income	(3,488)	6,398	2,910

Interest Expense
Consolidated obligations-bonds	(9,919)	13,627	3,708
Consolidated obligations-discount notes	170	5,822	5,992
Deposits and borrowings	(73)	104	31
Mandatorily redeemable capital stock	(21)	(6)	(27)

Total interest expense	(9,843)	19,547	9,704

Changes in Net Interest Income	$6,355	$(13,149)	$(6,794)

	For the nine months ended
	September 30, 2015 vs. September 30, 2014
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$1,305	$23,402	$24,707
Interest bearing deposits and others	(174)	498	324
Federal funds sold and other overnight funds	(1,997)	4,540	2,543
Investments	8,594	(11,809)	(3,215)
Mortgage loans and other loans	9,395	(2,622)	6,773

Total interest income	17,123	14,009	31,132

Interest Expense
Consolidated obligations-bonds	(24,291)	33,118	8,827
Consolidated obligations-discount notes	8,385	9,634	18,019
Deposits and borrowings	(142)	245	103
Mandatorily redeemable capital stock	(113)	7	(106)

Total interest expense	(16,161)	43,004	26,843

Changes in Net Interest Income	$33,284	$(28,995)	$4,289

Interest Income — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.7:                                       Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2015	2014	Change	2015	2014	Change
Interest Income
Advances (a)	$127,792	$127,019	0.61%	$378,943	$354,236	6.97%
Interest-bearing deposits (b)	378	249	51.81	1,083	759	42.69
Securities purchased under agreements to resell (c)	498	163	NM	1,019	311	NM
Federal funds sold (c)	3,624	2,885	25.62	9,112	7,277	25.22
Available-for-sale securities (d)	1,966	2,567	(23.41)	6,283	8,279	(24.11)
Held-to-maturity securities (d)	65,920	66,876	(1.43)	197,165	198,384	(0.61)
Mortgage loans held-for-portfolio (e)	20,611	18,120	13.75	59,905	53,137	12.74
Loans to other FHLBanks	1	1	—	9	4	NM

Total interest income	$220,790	$217,880	1.34%	$653,519	$622,387	5.00%

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

In the 2015 third quarter, interest income from advances grew by $0.8 million, or 0.6% compared to the same period last year; the small increase was rate (or yield) driven.  Business volume was lower (business volume is defined as average outstanding balances), was due to lower average outstanding advance balances in the 2015 third quarter, compared to the prior year period.  Significant member initiated prepayments of $7.2 billion in the 2015 first quarter had driven down outstanding balances, and the book of advance business has since remained relatively unchanged.  Average advance balance in the 2015 third quarter was $90.1 billion, a decline from $97.0 billion in the same period in 2014.  Weighted average yield, on a swapped basis, was 56 basis points in the 2015 third quarter, up 4 basis points from the same period last year.  On an unswapped basis, the aggregate weighted average yield was 163 basis points in the current year third quarter, compared to 155 basis points in the prior year period.  The rising short LIBOR index benefitted net yields on swapped advances.  The receive-leg of interest rate swaps, which is indexed to LIBOR, reported an increase in cash flows received and the increase was in line with rising 3-month LIBOR index period-over-period.  ARC advances, and overnight and short-term advances, which re-price at short intervals also benefitted from the increase, albeit small, in short-term rates, specifically LIBOR.  The favorable rate related improvements were offset by decline in the book of advance business in the 2015 third quarter.

On a year-to-date basis at September 30, interest income from advances grew by $24.7 million, or 7.0% in the 2015 period.  Volume growth contributed only $1.3 million, and that was due to a small increase in average advance balances during the early months in 2015.   Rate related increases contributed $23.4 million in incremental interest income in the 2015 third quarter; prepayment activity, specifically in the 2015 first quarter, contributed $8.4 million in prepayment fees, compared to $7.0 million in the year-to-date period in 2014.  Prepayment fees are included in interest income from advances as they are considered to be an adjustment of yield.  In the early 2015 (2015 first quarter), par amounts of $6.8 billion of ARC advances were prepaid and $415.0 million of fixed-rate advances were also prepaid when the FDIC put a borrowing member into receivership.  Weighted average yield, on a swapped basis, was 55 basis points in the 2015 year-to-date period, compared to 52 basis points in the same period last year.  Weighted average yield, on an unswapped basis, was 159 basis points in the 2015 year-to-date period, compared to 163 basis points in the same period last year.

(b)                  Interest bearing deposits — Represents interest income from cash collateral and margins posted to derivative counterparties and the Chicago Mercantile Exchange, a Derivative Clearing Organization (“DCO”).

Interest income from deposits posted as collateral has increased in the 2015 third quarter compared to the prior year period, consistent with higher overnight federal funds effective rate, which is the earning index for cash collateral and margins.  Average yield was 15 basis points in the 2015 third quarter, compared to 8 basis points in the prior year period.  On a year-to-date basis at September 30, interest income also increased due to the impact of higher prevailing rates in the 2015 period.  The increase in interest income was partly offset by the decline in the average amounts of collateral posted as a growing volume of derivative trades are cleared through a central DCO, enabling us to net positive and negative derivative contracts, effectively compressing posted cash margins.

(c)                   Interest income from investments in federal funds and other overnight funds — Interest income from overnight investments increased in the 2015 third quarter, consistent with higher prevailing overnight federal funds effective rate.  The favorable impact of higher market yield was partly offset by lower volume of investments (average outstanding balances).  Average balances declined to $13.2 billion in the 2015 period from $17.0 billion in the 2014 period.  On a year-to-date basis at September 30, interest income was also higher in the 2015 period due to the higher prevailing rates, and offset the impact of lower volume, $12.1 billion in the 2015 period, compared to $15.6 billion in the prior year period.

(d)

Interest income from investment securities — Available-for-sale and Held-to-maturity securities — Long-term investment securities, primarily GSE issued mortgage-backed securities (“MBS”) were designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).

•                  MBS in the AFS portfolio were carried at fair values totaling $1.0 billion at September 30, 2015 ($1.2 billion at December 31, 2014); unpaid principal balances were $1.0 billion at September 30, 2015 and $1.2 billion at December 31, 2014.  MBS securities were substantially all in unrealized gain positions at those dates.  MBS in the AFS portfolio are floating-rate GSE issued securities. For more information, see Note 6. Available-for-sale securities.

•                  MBS in the HTM portfolio were carried at amortized cost adjusted for credit and non-credit OTTI (for more information, see Note 5. Held-to-maturity securities) totaling $12.8 billion at September 30, 2015 ($12.3 billion at December 31, 2014), and 97.7% were GSE-issued.  Unpaid principal balances were $12.9 billion at September 30, 2015 and $12.4 billion at December 31, 2014.  MBS in the HTM portfolio were fixed-rate and floating-rate securities.

•                  Investments in housing finance agency bonds (“HFA bonds”), primarily those in New York and New Jersey, were carried at amortized cost of $833.6 million at September 30, 2015 ($813.1 million at December 31, 2014) and were classified as HTM.  HFA bonds were primarily floating rate.

•                  We own a Grantor trust, primarily comprising of bond and equity funds with quoted net asset values (“NAVs”), the purpose is to finance future obligations under the non-qualified pension obligations. The Grantor trust is classified as AFS and carried at fair values of $28.4 million at September 30, 2015 and $17.9 million at December 31, 2014.  We invested $12.6 million during the year-to-date period ended September 30, 2015.

Changes in interest income from investments in the 2015 periods have been driven primarily by three factors - the prevailing LIBOR index (for floating rate MBS), the trading margin or the spread above LIBOR for new acquisition, and the volume of acquisitions to replace pay-downs (principal amortization).   For MBS, both floating-rate and fixed-rate, yields have continued to be low due to continued margin compression relative to the LIBOR index, which impacts our funding costs.  Tight supply of securities has been the primary cause, and these conditions have limited acquisition only when they meet our risk/return criteria.

Yield metrics on MBS are discussed on an economic basis and the metrics exclude the impact on average balances for adjustments to the carrying values for credit and non-credit OTTI, and recoveries of OTTI (accretable yields).  The yields discussed may not be the same as those presented in Table 1.5 Spread and Yield Analysis, which would include the impact of credit OTTI and accretable yield.  Economic yields used as a basis for discussions may enhance investor and shareholders’ understanding of market conditions.

•                  Floating-rate MBS are indexed to short-term LIBOR, typically 1-month LIBOR, which has been at record lows in the recent and past periods; the 1-month LIBOR index has steadily moved higher in 2015, albeit small, about 3 basis points on average.  The average 1-month LIBOR was 18.4 basis points in the nine months ended September 30, 2015, up from 15.4 basis points in the prior year period.  Rate increases will have a lagging impact, and we expect to see a positive impact as the securities re-price in future periods.  Spread compression remains the significant driver that has caused yields to decline in the 2015 periods for new acquisitions that have replaced contractual paydowns.  Aggregate yield on floating-rate MBS was about 68 basis points in the 2015 third quarter, compared to about 71 basis points in the 2014 period.  Volume, as measured by average outstanding balances at historical amortized cost, was $6.7 billion in the 2015 third quarter, compared to $6.0 billion in the prior year period.  On a year-to-date basis at September 30, average balance was $6.5 billion in the 2015 period, compared to $6.0 billion in the same period in 2014.  Yield was 69 basis points in the 2015 year-to-date period, compared to 74 basis points in the prior year period.

•                  Fixed-rate MBS coupons have been declining as vintage fixed-rate MBS with higher coupons have paid down and replaced by lower yielding MBS.  Aggregate yield on fixed-rate MBS was on average about 293 basis points in the 2015 third quarter, compared to 308 basis points in the 2014 third quarter.  Volume, as measured by average outstanding balances at historical amortized cost, was $7.3 billion in the 2015 third quarter, a little higher compared to the prior year period.  On a year-to-date basis at September 30, average balance was $7.2 billion in the 2015 period, slightly lower than during the same period in 2014.  Yield was 302 basis points in the 2015 period, compared to 308 basis points in the prior year period.  The impact of a substantially unchanged volume of investment securities combined with the fact that high-yielding vintage fixed-rate securities were replaced by lower yielding securities, had an adverse impact on interest income from fixed-rate MBS.

(e)                   Interest income from mortgage loans — Interest income from MPF loans has increased in the 2015 third quarter driven by higher loan volume, as measured by average outstanding balances, which grew to $2.4 billion in the 2015 period, up from $2.0 billion in the prior year period.  Yield was 337 basis points in the 2015 period, compared to 359 basis points in the 2014 period.  The unfavorable impact of lower yields in the 2015 third quarter was offset by the volume benefits of increased acquisitions in the current year period.  On a year-to-date basis at September 30, higher volume contributed to an increase in interest income and was partly offset by lower yields.

NM — Not meaningful.

Impact of hedging on Interest income from advances — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.8:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$363,298	$377,186	$1,086,984	$1,107,018
Net interest adjustment from interest rate swaps (a)	(235,506)	(250,167)	(708,041)	(752,782)
Total Advance interest income reported	$127,792	$127,019	$378,943	$354,236

(a)

On interest rate swaps that have hedged fixed-rate advances, we have paid to swap counterparties on a net basis $235.5 million and $708.0 million in the three and nine months ended September 30, 2015 compared with $250.2 million and $752.8 million in the same periods of the prior year.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap with a pay fixed-rate leg and a receive LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the advance results in a synthetic conversion of the fixed-rate funding advance to LIBOR indexed variable interest income.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have been cash outflows to swap dealers in the periods in this report, reducing the higher fixed-rate advance yield to a LIBOR basis.  However, the hedging activities have achieved our interest rate risk mitigation strategies.  In the 2015 third quarter and year-to-date periods, lower amounts of net interest cash outflows to swap dealers was primarily due to the prepayments and modifications of vintage high-coupon fixed-rate interest rate swaps, when the associated hedged advances have been prepaid or modified.  Additionally, as more medium and shorter-term advances have been issued and hedged, the interest rate swaps were also medium or shorter-term and the spread between the fixed-rate coupon and the 3-month LIBOR was narrower, driving down the net cash flows paid to swap counterparties.

Interest expense — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.9:                                       Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2015	2014	Change	2015	2014	Change
Interest Expense
Consolidated obligations-bonds (a)	$85,118	$81,410	(4.55)%	$245,645	$236,818	(3.73)%
Consolidated obligations-discount notes (a)	25,272	19,280	(31.08)	71,320	53,301	(33.81)
Deposits (b)	88	138	36.23	301	425	29.18
Mandatorily redeemable capital stock (c)	196	223	12.11	622	728	14.56
Cash collateral held and other borrowings	98	17	NM	255	28	NM

Total interest expense	$110,772	$101,068	(9.60)%	$318,143	$291,300	(9.21)%

(a)         Interest expense on consolidated obligation bonds and discount notes — Interest expense is recorded net of the floating-rate payments to derivative counterparties in return for fixed-rate cash inflows for debt in qualifying hedging relationships.  As a result, reported expenses would not necessarily be the same for the debt if not hedged.  Table 1.10 summarizes the impact of interest rate swaps debt expenses that benefitted from favorable swap cash flows in the existing interest rate environment in the three and nine months ended September 30, 2015 and 2014, reducing fixed-rate debt expense to a sub-LIBOR level for hedged debt.  If in future periods, LIBOR rises to levels above the fixed-rate contracts, the net cash flows between the swap counterparty and the FHLBNY would become unfavorable.

A number of factors impact the cost of funding in the 2015 period compared to the same periods in 2014.  One factor is the mix between the use of discount notes (which have a maximum maturity of one year) and consolidated fixed-rate bonds.  Another factor is the mix between the use of fixed-rate bonds and floating-rate bonds, which re-price at 3-month or less and are typically indexed to LIBOR.  The mix is partly determined by the interest rate profile of assets that are being funded, and partly by the asset-liability funding strategies that are in line with the Bank’s interest rate risk profile.  A third factor is the level of LIBOR and the debt issuance spread to LIBOR.  In general, the continued low 3-month LIBOR has had a negative impact on debt that is swapped to sub-LIBOR levels.  When the 3-month LIBOR declines to very low levels, there is very little room for the spread to remain at a level that is consistent with the higher credit rating ascribed to the FHLBank debt.  As a result, pricing of bonds have remained at tight spreads to LIBOR, a continuation of the trend observed over the recent past.  That spread is a key driver in the cost of funding as it is the FHLBNY’s practice to attempt to hedge its fixed-rate debt to LIBOR.  The small increase in LIBOR in 2015 has tended to increase the synthetic cost of debt that is swapped, as when the short-term LIBOR rises, we tend to pay higher amounts of cash payments to swap counterparties in the swap of a debt instrument in which we pay LIBOR indexed cash flows and receive fixed-rate cash flows.  Rising LIBOR also results in increased cost of funding of variable-rate debt indexed to LIBOR.

The discussions, below, will address some of the key funding metrics:

Consolidated obligation debt, bonds and discount notes, has funded over 90% of earning assets in each of the periods in this report.  The funding mix between the use of fixed-rate and floating-rate consolidated bonds, and discount notes changed a little in 2015,  with discount notes funding 36% of earning assets in the 2015 third quarter, and 37% in the  year-to-date period ended September 30, 2015, compared to 33% and 31% in the same periods in the prior year.  Discount notes are carried at lower yields (relative to bonds), as discount notes are short-term funding vehicles, and that mix between discount notes and bonds is an asset/liability management decision based on the funding environment.

Consolidated obligation bonds (“CO bonds”) — Aggregate interest expense on fixed-rate and floating-rate CO bonds in the 2015 third quarter was $85.1 million, an increase of 4.6% over the same period last year.  The expense is net of the impact of hedging certain medium and longer-term CO bonds, and almost all callable CO bonds.  The aggregate yield paid on bonds, swapped and un-swapped, was 48 basis points in the 2015 third quarter, compared to 41 basis points in the prior year period.  On an unswapped basis, the weighted average yield on fixed-rate CO bonds was 91 basis points in the 2015 third quarter, compared to 84 basis points in the prior year period.  Fixed-rate bonds funded 48.1% of earning assets in the 2015 third quarter, compared to 50.8% in the prior year period.  Aggregate yield paid on floating-rate CO bonds has increased in line with the rising LIBOR, 18 basis points in the 2015 third quarter, compared to 12 basis points in the prior year period.  Floating-rate bonds funded 9.0% of earning assets in the 2015 third quarter, compared to 8.8% in the prior year period.

On a year-to-date basis at September 30, interest expense was $245.6 million in the 2015 period, an increase of 3.7% over the same period last year.  The aggregate yield paid on bonds, swapped and unswapped, was 48 basis points in the 2015 period, compared to 42 basis points in the prior year period.  On an unswapped basis, the weighted average yield on fixed-rate CO bonds was 90 basis points in the 2015 year-to-date period, compared to 87 basis points in the prior year period.  Fixed-rate bonds funded 49.1% of earning assets in the year-to-date period ended September 30, 2015, compared to 50.7% in the prior year period.  Weighted average yield paid on floating-rate CO bonds was 17 basis points in the year-to-date period ended September 30, 2015, compared to 12 basis points in the prior year period. Floating-rate bonds funded 6.8% of earning assets in the year-to-date period ended September 30, 2015 compared to 10.1% in the prior year period.

Consolidated obligation discount notes — As discount notes are short term funding, one year or less, the yields paid are lower than fixed-rate CO bonds, and are typically issued at a small premium over equivalent maturity Treasury bills.  Discount notes do not make interest payments; instead the note is matured at a par value below the issuance price, and the difference between issuance price and par is used to “accrete” to par and to calculate the yield.

In the 2015 third quarter, interest expense was $25.3 million, 31.1% higher than in `the same period last year.  The yield paid on consolidated obligation discount notes was about 15 basis points on an un-swapped basis in the 2015 third quarter, compared to 10 basis points in the prior year period.  The yield on discount notes on a swapped basis was about 23 basis points in the 2015 third quarter, compared to 18 basis points in the prior year period.

On a year-to-date basis at September 30, interest expense was $71.3 million, an increase of 33.8 % over the same period last year.  The yield paid on consolidated obligation discount notes was about 21 basis points on a swapped basis in the 2015 year-to-date period ended September 30, compared to 18 basis points in the prior year period.  On an unswapped basis the cost of discount note funding was 13 basis points in the current year-to-date period, compared to 9 basis points from in the prior year period.  The increased cost on a swapped basis was due to cash flow hedge strategies associated with $1.3 billion (on average) of discount notes that have synthetically converted the variability of cash flows of the 91-day discount notes to long-term fixed rate cash flows.  The long-term fixed-rates are significantly higher than the 3-month LIBOR rates.  The synthetic fixed-rate cash flows are utilized to fund long-term fixed-rate investments in MBS.  In this cash flow hedge relationship, the accruals are typically unfavorable to the overall cost of the discount notes, relative to an unswapped basis, increasing the discount note expense to a long-term fixed-rate; however, the strategy assures us of achieving a predictable long-term cost of funds.  For the current year third quarter, the synthetic conversion to fixed-rate cash flows resulted in increased cost of $9.2 million, compared to $8.9 million in the prior year third quarter.  On a year-to-date basis at September 30, the comparable impact on interest expense was $26.5 million in the 2015 period and $26.3 million in the prior year period.

(b)         Interest expense on deposits — The FHLBNY takes deposits from members as a service to its members, and such deposits are not a significant source of funds.  Average balances declined in the 2015 third quarter to $1.0 billion, compared to $1.7 billion in the prior year period.  On a year-to-date basis at September 30, average deposit balances were $1.2 billion, compared to $1.6 billion in the prior year period.  The decline in balances explains the decline in interest expense on deposits.  Other deposits included cash collateral received from swap counterparties to mitigate the FHLBNY’s fair value exposures on open derivative positions, and balances and interest expense were not significant.

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

NM — Not meaningful.

Impact of hedging on Interest expense on debt — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.10:                                Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$139,979	$145,435	$419,607	$423,753
Discount notes-Interest expense before adjustment for swaps	16,107	10,414	44,827	27,015
Amortization of basis adjustments	(907)	(82)	(2,039)	153
Net interest adjustment for interest rate swaps (a)	(44,789)	(55,077)	(145,430)	(160,802)
Total bonds and discount notes-Interest expense	$110,390	$100,690	$316,965	$290,119

(a)         Interest rate swaps hedging consolidated obligation debt resulted in net favorable cash flow accruals of $44.8 million and $145.4 million in the three and nine months ended September 30, 2015 compared with $55.1 million and $160.8 million in the same periods in the prior year.  A fair value hedge of debt is accomplished by the execution of an interest rate swap with a receive fixed-rate leg and a pay LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the debt results in a synthetic conversion of the fixed-rate funding cost to LIBOR indexed variable expense.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have been generally positive in the periods in this report, reducing the cost of funding to a LIBOR basis.  If in future periods, LIBOR rises to levels above the fixed-rate contracts, the net cash flows between the swap counterparty and the FHLBNY would become unfavorable.

The level of the prevailing LIBOR index has a direct impact on cash flows exchanged in a swap of our consolidated obligation bonds and notes - The increase in the 3-month LIBOR index in 2015, relative to the prior year resulted in higher amounts of cash payments made to swap counterparties, and was a primary factor in the declining cash in-flows from swaps hedging debt.  The average 3-month LIBOR was 23.4 basis points in the 2014 periods; in the 2015 third quarter, the average was 31.4 basis points, and in the nine months ended September 30, 2015, the average was 28.5 basis points.

Allowance for Credit Losses — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

•                  Mortgage loans held-for-portfolio — Provision for credit allowances have been insignificant in all periods in this report.  For more information, see Note 8. Mortgage Loans held for portfolio. With the adoption of guidelines from the FHFA on January 1, 2015, we charged off $3.7 million of previously recorded credit allowance on loans that were delinquent for 180-days or greater.  The charge-off reduced the credit loss allowance in the Statements of condition with an offset to the carrying amounts of impaired loans also in the Statements of condition.  The charge off did not impact the provision for credit losses.

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

Analysis of Non-Interest Income (Loss) — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:                                Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Other income (loss):
Service fees and other (a)	$2,518	$2,010	$7,787	$6,597
Instruments held at fair value - Unrealized (losses) gains (b)	(976)	1,368	(6,934)	3,857
Total OTTI losses	(68)	—	(317)	—
Net amount of impairment losses reclassified to Accumulated other comprehensive loss	39	—	227	—
Net impairment losses recognized in earnings (c)	(29)	—	(90)	—
Net realized and unrealized gains (losses) on derivatives and hedging activities (d)	6,746	(565)	24,102	(4,361)
Losses from extinguishment of debt (e)	—	—	(7,819)	(438)
Total other income	$8,259	$2,813	$17,046	$5,655

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members and fees earned on standby financial letters of credit.  Revenues are up slightly period-over-period primarily due to increase in revenues from Safekeeping.  Fees earned from commitments and financial letters of credit were flat period-over-period.  Earnings from the grantor trust were higher in the 2015 periods.  Issuance expenses of debt elected under the FVO were a little lower.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net fair value losses of $1.0 million and $6.9 million in the three and nine months ended September 30, 2015, compared to net gains of $1.4 million and $3.9 million in the same periods in the prior year.  Fluctuations in fair values are impacted by changes in the notional amounts of debt and advances elected under the FVO, the remaining duration to maturity, changes in the term structure of the pricing curve, and the unpaid accrued interest payable/receivable on the instruments at the measurement dates.

FVO advances — In the 2015 third quarter, unfavorable changes in fair values in the quarter resulted in a net loss of $4.0 million.  Vintage FVO advances were nearing their maturities and previously recorded unrealized fair value gains were losing time value.  In the 2014 third quarter, a gain of $4.8 million was recorded.  On a year-to-date basis at September 30, 2015, unfavorable changes in fair values in the nine months resulted in fair value losses of $0.7 million, primarily due to member initiated prepayment of advances that had been in unrealized gain positions and had been elected under the FVO.  In the year-to-date period ended September 30, 2014, net fair value gains were $7.4 million.

Notional amounts of Advances elected under the FVO were $6.9 billion at September 30, 2015, $20.2 billion at September 30, 2014 and $15.7 billion at December 31, 2014.  FVO advances were primarily ARC advances, which are adjustable rate indexed to LIBOR.

Fluctuations in recorded fair value gains and losses were also consistent with the short maturities of advances elected under the FVO. Absent fluctuations in volume of FVO advances, changes in the fair values of FVO Advances have not been significant as the adjustable rate advances re-price quarterly to the prevailing LIBOR, and fair values remain close to par.  Changes to the pricing curve have not been a significant factor as the advance pricing curve has remained well correlated to LIBOR, the index for the ARC coupon.

FVO Bonds — In the 2015 third quarter, favorable changes in fair values resulted in a net gain of $1.2 million, compared to a net loss of $2.0 million in the same period in 2014.  On a year-to-date basis at September 30, unfavorable changes in fair values resulted in a net loss of $3.2 million in the 2015 period, compared to a net loss of $2.7 million in the prior year period.  Notional amounts of bonds elected under the FVO were $13.5 billion at September 30, 2015, $21.1 billion at September 30, 2014 and $19.5 billion at December 31, 2014.  Fluctuations in fair values have generally reflected the reversal of previously recognized unrealized gains and losses as the bonds approached maturity (time value changes).  Shifts in the CO pricing curve have generally not been significant in the short-end of the curve at the balance sheet dates, as the FVO bonds were fixed-rate with original maturities that were generally two years or less.  As bonds matured in a period, previously recorded unrealized gains and losses reversed to zero in a subsequent period.

FVO Discount notes — Favorable changes in fair values of FVO discount notes in the 2015 third quarter resulted in a net gain of $1.8 million.  In contrast, changes in pricing were unfavorable in the 2014 third quarter, resulting in fair value losses of $1.4 million.  On a year-to-date basis at September 30, pricing changes were unfavorable in the nine months in 2015 and 2014 that resulted in a net loss of $3.0 million in the 2015 period and a net loss of $0.9 in the 2014 period.  Notional amounts of discount notes elected under the FVO were $9.9 billion at September 30, 2015, $6.9 billion at September 30, 2014 and $7.9 billion at December 31, 2014.  Shifts in the CO pricing curve have generally not been significant in the short-end of the curve at the balance sheet dates.  Typically, changes in the fair values of FVO discount notes have not been significant as the notes mature within a year of issuance, or shorter.  Inter-period fluctuations in fair value are likely to occur when discount notes mature in a period and previously recorded unrealized gains and losses reverse to zero in a subsequent period.

For more information, see financial statements, FVO disclosures in Note 16. Fair Values of Financial Instruments.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Our cash flow analyses in the 2015 third quarter identified very modest deterioration in the performance parameters of one previously impaired private-label MBS.  Credit OTTI charged to earnings was $29.0 thousand.  In the year-to-date period ended September 30, 2015, credit OTTI was $90.0 thousand.  No OTTI was recorded in the prior year periods.

(d)         Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 1.13 and accompanying discussions for more information.

(e)          Earnings Impact of Debt extinguishment — No debt was extinguished in the third quarter of 2015 and 2014.  Par amount $80.0 million of CO bonds were transferred in the 2015 year-to-date period at a realized loss of $7.8 million.  Expense charged to earnings in the year-to-date period in the prior year was $0.4 million.  See Table 1.12 below for discussions and analysis.

The following tables summarize debt retirement and transfer activities (in thousands):

Table 1.12:                                Debt Extinguishment (a)

	Nine months ended September 30,
	2015		2014
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds	$—	$—	$56,811	$(438)
Transfer of CO Bonds to Other FHLBanks	$79,963	$(7,819)	$—	$—

(a)               We retire or buy back debt principally to reduce future debt costs or when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.  There were no debt transfers or extinguishments in the three months ended September 30, 2015 or 2014.

Earnings Impact of Derivatives and Hedging Activities — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

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

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 1.13:                                Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended September 30, 2015
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(235,506)	$(100)	$54,861	$(9,165)	$—	$—	$(189,910)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(3,719)	—	1,057	—	—	—	(2,662)
(Losses) on cash flow hedges	—	—	(19)	—	—	—	(19)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(927)	—	7,194	2,616	—	—	8,883
Net (losses) gains on swaps and caps in other economic hedges	(31)	364	(154)	—	364	1	544

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(4,677)	364	8,078	2,616	364	1	6,746

Total earnings impact	$(240,183)	$264	$62,939	$(6,549)	$364	$1	$(183,164)

	Three months ended September 30, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(250,167)	$(102)	$64,026	$(8,867)	$—	$—	$(195,110)
Net realized and unrealized gains on derivatives and hedging activities
Gains on fair value hedges	534	—	1,690	—	—	—	2,224
Net gains on swaps in economic hedges of FVO instruments	—	—	697	895	—	—	1,592
Net (losses) gains on swaps and caps in other economic hedges	(1)	50	(100)	—	(4,330)	—	(4,381)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	533	50	2,287	895	(4,330)	—	(565)

Total earnings impact	$(249,634)	$(52)	$66,313	$(7,972)	$(4,330)	$—	$(195,675)

	Nine months ended September 30, 2015
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(708,041)	$(320)	$173,961	$(26,492)	$—	$—	$(560,892)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(1,194)	—	2,554	—	—	—	1,360
(Losses) on cash flow hedges	—	—	(284)	—	—	—	(284)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(1,644)	—	15,754	9,740	—	—	23,850
Net (losses) gains on swaps and caps in other economic hedges	(76)	(112)	996	—	(1,673)	41	(824)

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(2,914)	(112)	19,020	9,740	(1,673)	41	24,102

Total earnings impact	$(710,955)	$(432)	$192,981	$(16,752)	$(1,673)	$41	$(536,790)

	Nine months ended September 30, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(752,782)	$(259)	$186,935	$(26,286)	$—	$—	$(592,392)
Net realized and unrealized gains on derivatives and hedging activities
Gains on fair value hedges	1,380	—	3,801	—	—	—	5,181
Gains on cash flow hedges	—	—	51	—	—	—	51
Net gains on swaps in economic hedges of FVO instruments	—	—	6,686	1,496	—	—	8,182
Net (losses) gains on swaps and caps in other economic hedges	(11)	486	(51)	— `	(18,216)	17	(17,775)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	1,369	486	10,487	1,496	(18,216)	17	(4,361)

Total earnings impact	$(751,413)	$227	$197,422	$(24,790)	$(18,216)	$17	$(596,753)

(a)         Yield adjustments — The impact of amortization/accretion and interest accruals on hedging activities — Amortization/accretion and interest accruals are recorded in Interest income or Interest expense and have a significant impact on net yield and on Net interest income as a result of hedging activities.

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

In the 2015 third quarter and year-to-date period ended September 30, $189.9 million and $560.9 million of swap interest expense accruals, net of swap interest income accruals, were recorded in Net interest income in the Statements of income.  The accruals represented interest accruals paid or received from swap counterparties in the swap interest rate exchanges hedging Advances and Consolidated obligation debt.  In the same periods in 2014, $195.1 million and $592.4 million of swap interest expense, net, were recorded as in Net Interest income.  While the impact on periodic earnings was unfavorable, the execution of the hedges achieved our interest rate risk management strategy, which was to mitigate the risk arising from fixed-rate cash flows resulting from fixed-rate advances borrowed by our members and the issuances of fixed-rate debt to finance our lending activities.  We have executed interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and almost all fixed-rate putable advances, and certain fixed-rate consolidated obligation bonds to variable-rate LIBOR exposure.  In certain instances we have converted the variability of forecasted cash flows to fixed-rate cash flows by the execution of cash flow hedges of future issuances of discount notes, converting floating-rate interest expense to long-term fixed-rate expense.

Additional information is provided in this MD&A in Table 1.3 Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps.

(b)         Net realized and unrealized gains (losses) on derivatives and hedging activities recorded in Other income— The primary components were (a) fair value changes of derivatives in qualifying fair value hedges offset by fair value changes of hedged items, and the ineffective portion of fair value changes of derivative in cash flow hedging relationships, and (b) fair value changes of standalone derivatives that were in economic hedges, and the net interest accruals on the standalone swaps; standalone swaps were primarily those designated in economic hedges of advances and debt elected under the FVO.  Standalone derivatives are marked to their fair values and changes in fair values are recorded as an impact due to derivative and hedging activities.  For a qualifying hedge, the impact is the fair value hedge ineffectiveness, the difference between the fair values of derivatives and hedged items.

In the 2015 third quarter and year-to-date period, Derivatives and hedging activities reported net gains of $6.7 million and $24.1 million, compared to net losses of $0.6 million and $4.4 million in the same periods in 2014.

Primary drivers are discussed below:

Qualifying hedging

•                  Fair value gains and losses on Fair value hedges — In the 2015 third quarter hedge ineffectiveness was a net fair value loss of $2.7 million.  Ineffectiveness from hedging Advances reported a net loss of $3.7 million; ineffectiveness from hedging CO bonds reported a gain of $1.0 million.  Hedge ineffectiveness was a net fair value gain of $2.2 million in the prior year third quarter, hedges of Advances reported a gain of $0.5 million, and CO bonds, a net gain of $1.7 million.  For the nine months ended September 30, 2015, hedge ineffectiveness was a net gain of $1.4 million; hedges of Advances reported a net loss of $1.2 million, and hedges of CO bonds reported a net gain of $2.6 million.  In the 2014 year-to-date period, hedging ineffectiveness was a net gain of $5.2 million.  Hedges of Advances reported a net gain of $1.4 million and hedges of CO bonds reported a net gain of $3.8 million.  We do not consider reported hedge ineffectiveness to be significant relative to the notional amounts of derivative transactions outstanding that were in excess of $100.0 billion at each period in this report.

•                  Fair value gains and losses on Cash flow hedges — We have two primary cash flow hedging strategies; a rollover cash flow hedging the variability of long-term issuances of discount notes, and second, the hedging of anticipated issuances of debt.  No ineffectiveness have been observed or recorded in the rollover strategy.   In the 2015 third quarter and year-to-date periods, ineffectiveness from hedging anticipated issuances of debt resulted in insignificant amounts of ineffectiveness of $0 and $0.3 million (loss), and fair value gains of $0 and $0.1 million in the same periods in 2014.

Standalone derivative:

Standalone derivatives are marked to their fair values without the offsetting benefit of the fair value changes of the advances and debt that are economically hedged.  The FHLBNY does not engage in derivatives for purposes other than for a hedge strategy. Derivatives in economic hedges were primarily interest rate swaps hedging advances and debt elected under the FVO, and interest rate caps hedging capped variable rate available-for-sale securities.  Fair values from standalone derivatives are recorded in Other income as gains or losses from derivatives and hedging activities.  By policy election, interest accruals on standalone swaps are also recorded as gains or losses from derivatives and hedging activities, while interest accruals on qualifying hedges are recorded in interest income or expense together with the hedged financial instrument.

Fair value changes and interest accruals together reported a net gain of $9.4 million in the 2015 third quarter, compared to a net loss of $2.8 million in the prior year period.  In the year-to-date period ended September 30, a net gain of $23.0 million was reported in the current year period, compared to a net loss of $9.6 million in the prior year period.

•                  Interest accruals on standalone derivatives — In the 2015 third quarter and year-to-date period, interest accruals recorded in Other income from standalone derivatives contributed gains of $7.4 million and $18.9 million, compared to gains of $4.0 million and $10.8 million in the same periods in 2014.  Interest accruals on the swaps were a net gain as the receive fixed-rate cash flows exceeded the pay variable-rate cash flows in the prevailing interest rate environment.

•                  Fair value gains and losses on standalone derivatives — The primary source of gains and losses have been fair value changes of interest rate caps, which have been designated as standalone derivatives in economic hedges of floating-rate MBS that were pre-structured such that their coupons would be capped at a pre-determined strike, typically between 6%-7%.  Interest rate caps reported fair value gains of $0.4 million and losses of $1.7 million in the 2015 third quarter and year-to-date period, compared to fair value losses of $4.3 million and $18.2 million in the same periods in 2014.  In the prior year periods in a declining interest rate environment, purchased caps were losing value.  In the current year periods, the forward yield curve has steepened and cap values have stabilized.

Another source of gains and losses has been valuation changes on interest rate swaps designated in economic hedges of debt elected under the FVO.  These standalone swaps reported net gains of $1.7 million and $5.8 million in the 2015 third quarter and year-to-date period, compared to net losses of $2.0 million and $1.8 million in the same periods in 2014.  Fluctuations in the fair values of swaps in economic hedges of FVO instruments have been relatively insignificant due to the relative short duration of the swaps, which were intermediate term, generally with maturities of less than two years.  As the swaps approached their maturity, gains and losses reversed so that at maturity, their values were zero.  Inter-period valuation fluctuations are generally due to fair value gains and losses in one period that are followed by reversals in subsequent periods as swaps approached maturity.

For more information, also see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow hedging on earnings and AOCI — 2015 third quarter compared to 2014 third quarter, and nine months ended September30, 2015 compared to nine months ended September 30, 2014.

Derivative gains and losses reclassified from AOCI to current period income — The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:                                Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(76,741)	$(70,226)	$(86,667)	$(30,983)
Net hedging transactions (a)	(40,824)	8,999	(31,916)	(31,714)
Reclassified into earnings	537	739	1,555	2,209
End of period (b)	$(117,028)	$(60,488)	$(117,028)	$(60,488)

(a)         Net hedging transactions primarily represented changes in fair values of swaps in the discount note cash flow hedging program.

(b)         End of period balances were primarily the effective portion of cumulative fair value losses in the discount note cash flow hedging programs.

The two primary Cash Flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we have executed interest rate swaps on the anticipated issuance of debt in order to lock in a spread between the earning asset and the cost of funding.  The swaps are a pay fixed-rate, receive LIBOR indexed structure.  Open swap contracts are valued at the end of each reporting period and recorded in the balance sheet as a derivative asset or a liability, with an offset to AOCI.  The effective portion of changes in the fair values of the swaps is recorded in AOCI, and ineffectiveness, if any, is recorded through earnings.  In this program, the swap is typically terminated upon issuance of the debt instrument.  The termination fair value is recorded in AOCI and reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows for forecasted transactions to issue consolidated obligation bonds is between three and six months.

Swap contracts notional amounts of $44.0 million were open under this program at September 30, 2015, recorded in the balance sheet at an unrealized fair value loss of $1.0 million.  At December 31, 2014, open swap contracts were $77.6 million in notional amounts at an unrealized fair value loss of $0.2 million.

The unamortized balances from previously closed contracts in AOCI were (unrecognized) fair value losses of $6.8 million at September 30, 2015 and $5.9 million at December 31, 2014.  Those amounts represented the unamortized fair value basis of closed Cash flow hedges that had hedged anticipatory issuances of debt.  The amount reclassified as an interest expense was $0.5 million in the 2015 third quarter and $1.6 million in the nine months ended September 30, 2015, compared to $0.7 million and $2.2 million in the same periods in 2014.  Over the next 12 months, it is expected that $2.0 million of net losses recorded in AOCI will be recognized as an interest expense.

Hedges of discount note issuances — Net unrealized fair values from the rollover Cash flow hedge strategies recorded as a derivative asset or a liability in the balance sheet with an offset to AOCI was a cumulative losses of $110.3 million at September 30, 2015, and $80.8 million at December 31, 2014.  The cumulative losses represented fair values of interest rate swaps designated in Cash flow strategies to hedge long-term issuances of consolidated obligation discount notes in the discount note rollover program.  Long-term swaps, $1.5 billion in notional amounts at September 30, 2015, and $1.3 billion at December 31, 2014, were in pay fixed-rate; receive floating-rate interest rate swap exchange contracts.  Fair values will move inversely with the rise and fall of long-term swap rates, and fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  We expect the long-term hedge programs to remain in place to the contractual maturities of the interest rate swaps.  Cumulative fair value losses will sum to zero over contractual terms to maturity.

The “Net hedging transactions” reported in Table 1.14 above primarily represent changes in fair values of swap contracts in the discount note hedging program.  At September 30, 2015, long-term swap rates were higher relative to those at the beginning of the third quarter and also at the beginning of year-to-date period ending September 30, 2015.  Unfavorable changes in fair values of the swap contracts in the 2015 third quarter reported additional net losses of $39.3 million in the quarter.  Changes in fair values in the year-to-date period reported a cumulative net loss of $29.5 million.  At September 30, 2014, long-term swap rates were a little higher relative to those at the beginning of the 2014 third and a net gain of $9.0 million was recorded in the 2014 third quarter.  For the nine month period ended September 30, 2014, changes in fair values over the period resulted in a net loss of $31.8 million.

The program is designed to eliminate the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR) and to create long term fixed-rate funding.  In the prevailing interest rate environment, the higher fixed-rate (compared to 3-month LIBOR) resulted in additional interest expenses of $9.2 million in the 2015 third quarter and $8.9 million in the prior year period.  On a year-to-date period at September 30, additional interest expense was $26.5 million in the 2015 period, compared to $26.3 million in the prior year period.

For more information, see financial statements, Note 15.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

The following tables set forth the major categories of operating expenses (dollars in thousands):

Table 1.15:                                Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
	2015	Percentage of Total	2014	Percentage of Total
Operating Expenses (a)
Occupancy	$1,115	14.07%	$1,094	17.30%
Depreciation and leasehold amortization	905	11.42	840	13.28
All others (b)	5,907	74.51	4,389	69.42
Total Operating Expenses	$7,927	100.00%	$6,323	100.00%

Employee compensation (c)	$8,547	58.02%	$8,215	55.62%
Employee benefits (d)	6,185	41.98	6,555	44.38
Total Compensation and Benefits	$14,732	100.00%	$14,770	100.00%
Finance Agency and Office of Finance (e)	$3,356		$3,432

	Nine months ended September 30,
	2015	Percentage of Total	2014	Percentage of Total
Operating Expenses (a)
Occupancy	$3,316	15.33%	$3,205	15.73%
Depreciation and leasehold amortization	2,774	12.82	2,588	12.70
All others (b)	15,544	71.85	14,587	71.57
Total Operating Expenses	$21,634	100.00%	$20,380	100.00%

Employee compensation (c)	$25,047	54.47%	$24,383	58.45%
Employee benefits (d)	20,937	45.53	17,332	41.55
Total Compensation and Benefits	$45,984	100.00%	$41,715	100.00%
Finance Agency and Office of Finance (e)	$10,399		$10,270

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

(d)         Employee benefits were a little lower in the 2015 third quarter compared to the prior year period due to lower employee medical expenses that offset higher pension expenses.  On a year-to-date basis at September 30, expenses were higher in the 2015 period primarily due to higher pension expenses:

The expense for the Defined Benefit Plan was higher due to higher accruals, with the intent to maintain plan funding at a reasonable economic level so as to prevent a funding shortfall at the sunset of the pension relief amendments under MAP-21 and its successor provisions under HATFA.  In the first six months of the year-to-date period ended September 30, 2014, pension expenses were based on the relief measures.

Actuarially determined pension expense for the unfunded supplemental Benefit Equalization Plan (“BEP”) was higher in the 2015 periods primarily due to the decline in the assumed discount rate, which is a key parameter to measure pension liabilities, and due to the adoption of new mortality tables.  The BEP is not eligible for relief under MAP-21 and HATFA as the plan is non-qualified plan.

The net periodic Postretirement Health Benefit Plan cost was $38.5 thousand in the 2015 third quarter, compared to a credit of $6.3 thousand in the same period last year.  The plan was amended late in the 2014 first quarter, restricting new participants.  In the year-to-date period ended September 30, plan expenses were $115.6 thousand in the 2015 period, compared to $0.5 million in the prior year period.

Employee medical insurance charges were a little lower in the 2015 third quarter primarily due to amendments to the employee medical plan effective January 1, 2015.

For more information about pension expenses, see financial statements, Note 14. Employee Retirement Plans in the most recent Form 10-K filed on March 23, 2015.

(e)          We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance. Expenses.

Assessments — 2015 third quarter compared to 2014 third quarter, and nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under ITEM 1 BUSINESS in the most recent Form 10-K filed on March 23, 2015.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Beginning balance	$106,502	$120,243	$113,544	$123,060
Additions from current period’s assessments	9,247	9,537	27,450	26,513
Net disbursements for grants and programs	(9,279)	(16,025)	(34,524)	(35,818)
Ending balance	$106,470	$113,755	$106,470	$113,755

AHP assessments allocated from net income totaled $9.2 million in the 2015 third quarter, compared to $9.5 million in the prior year period.  On a year-to-date basis at September 30, allocated assessments were $27.5 million in the 2015 period and $26.5 million in the prior year period.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Financial Condition

Table 3.1:                                       Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2015	December 31, 2014	dollar amount	percentage
Assets
Cash and due from banks	$1,015,216	$6,458,943	$(5,443,727)	(84.28)%
Securities purchased under agreements to resell	8,910,000	800,000	8,110,000	NM
Federal funds sold	4,814,000	10,018,000	(5,204,000)	(51.95)
Available-for-sale securities	1,041,915	1,234,427	(192,512)	(15.60)
Held-to-maturity securities	13,669,970	13,148,179	521,791	3.97
Advances	90,745,439	98,797,497	(8,052,058)	(8.15)
Mortgage loans held-for-portfolio	2,461,944	2,129,239	332,705	15.63
Derivative assets	86,479	39,123	47,356	NM
Other assets	201,602	199,960	1,642	0.82

Total assets	$122,946,565	$132,825,368	$(9,878,803)	(7.44)%

Liabilities
Deposits
Interest-bearing demand	$983,711	$1,958,518	$(974,807)	(49.77)%
Non-interest-bearing demand	98,327	13,401	84,926	NM
Term	26,000	27,000	(1,000)	(3.70)

Total deposits	1,108,038	1,998,919	(890,881)	(44.57)

Consolidated obligations
Bonds	67,838,602	73,535,543	(5,696,941)	(7.75)
Discount notes	47,060,454	50,044,105	(2,983,651)	(5.96)
Total consolidated obligations	114,899,056	123,579,648	(8,680,592)	(7.02)

Mandatorily redeemable capital stock	18,892	19,200	(308)	(1.60)

Derivative liabilities	289,909	345,242	(55,333)	(16.03)
Other liabilities	352,454	356,501	(4,047)	(1.14)

Total liabilities	116,668,349	126,299,510	(9,631,161)	(7.63)

Capital	6,278,216	6,525,858	(247,642)	(3.79)

Total liabilities and capital	$122,946,565	$132,825,368	$(9,878,803)	(7.44)%

NM — Not meaningful.

Balance Sheet overview September 30, 2015 compared to December 31, 2014

Total assets declined to $122.9 billion at September 30, 2015 from $132.8 billion at December 31, 2014, a period decrease of $9.9 billion, or 7.4%.  Advances to members declined to $90.7 billion from $98.8 billion at December 31, 2014, a period decrease of $8.1 billion, or 8.2%.  Cash balances, primarily at the Federal Reserve Bank of New York (“FRBNY”) and at Citibank N.A, a safekeeping custodian for the FHLBNY, in total was $1.0 billion at September 30, 2015, compared to $6.5 billion at December 31, 2014.  Balances at September 30, 2015 included $245.0 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes.  Decline in overall cash balances at September 30, 2015, compared to December 31, 2014 is in line with higher opportunity cost, and excess liquidity is being invested in overnight investments rather than as cash at the FRBNY.

Overnight investments, federal funds sold and securities purchased under agreements to resell, were $12.9 billion at September 30, 2015, compared to $10.8 billion at December 31, 2014.  Term federal funds sold balance was $800.0 million at September 30, 2015.  In the past several years, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the then prevailing low overnight rates at financial institutions.  Market yields for overnight investments have improved in 2015.  Additionally, with the success of the tri-party repo infrastructure reform efforts, the FHLBNY has utilized the Bank of New York (“BONY”) as the tri-party custodian bank that provides a streamlined process for exchanging cash for collateral by the BONY.  In the first quarter of the current year, we became eligible to engage in the Federal Reserve Bank of New York’s reverse repurchase transactions (“RRP”).  At September 30, 2015, overnight investments in the securities purchased under agreements to resell included $7.8 billion in the RRP program and the remaining balances in bilateral and tri-party repurchase agreements with counterparties.  With these processes in place at the FHLBNY, we are better positioned to manage the FHLBNY’s liquidity practices, from a risk/reward perspective, and earn higher income from investing excess liquidity.

Advances — Decrease in advances was largely concentrated in ARC advances, due to prepayments and maturing advances in the first quarter of 2015.  Since then prepayments have not been significant, and in the aggregate maturing advances were replaced by new borrowings.  The portfolio of Advances has remained largely unchanged in the last two quarters of 2015.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities and a declining balance of private-label MBS is our investment profile.

Long-term investments in the AFS portfolio at September 30, 2015 were floating-rate GSE-issued mortgage-backed securities carried at fair values of $1.0 billion ($1.2 billion at December 31, 2014).  Long-term investments in the HTM portfolio at September 30, 2015 were fixed- and floating-rate mortgage-backed securities, predominantly GSE-issued; carrying values (amortized cost adjusted for credit and non-credit OTTI ) were $12.8 billion at September 30, 2015, and $12.3 billion at December 31, 2014; private-label issued MBS were 2.3% of the portfolio of mortgage-backed securities.  Cash flow testing and evaluation of our investment securities identified one private-label MBS that was re-impaired in the year-to-date period ended September 30, 2015 and $90.0 thousand was charged to earnings as credit-OTTI on the security; non-credit loss recorded in AOCI was $227.0 thousand in the same period.

Investments in housing finance agency bonds, primarily those in New York and New Jersey, classified as HTM, were carried at amortized cost basis of $833.6 million at September 30, 2015 ($813.1 million at December 31, 2014).

The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, classified as AFS, and funds were carried at fair values of $28.4 million at September 30, 2015 ($17.9 million at December 31, 2014).  We invested $12.6 million in the year-to-date period ended September 30, 2015.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Par amounts of loans under this program stood at $2.4 billion at September 30, 2015, up from $2.1 billion at December 31, 2014.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in the nine months ended September 30, 2015 have increased to $201.6 million compared to $135.1 million in the same period in 2014.  Acquisitions were $541.9 million in the nine months ended September 30, 2015 compared to $250.2 million in the same period in 2014.  Credit performance has been strong and delinquency low.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Stress test results — Pursuant to the Dodd-Frank Act, the FHFA, regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios, summary instructions and guidance.  The tests are designed to determine whether the FHLBanks have the capital to absorb losses as a result of adverse economic conditions.  The FHFA rules require that the FHLBanks take the results of the annual stress test into account in making any changes, as appropriate, to its capital structure (including the level and composition of capital); its exposure, concentration, and risk positions; any plans for recovery and resolution; and to improve overall risk management.  Consultation with FHFA supervisory staff is expected in making such improvements.  In accordance with these rules, the FHLBNY executed its second annual stress test, and publicly disclosed the stress test results on July 23, 2015 by posting on its Website (www.fhlbny.com).

The results of the severely adverse scenario stress test demonstrated capital adequacy under the FHFA’s severely adverse economic conditions.

Capital ratios — Our capital position remains strong.  At September 30, 2015, actual risk-based capital was $6.5 billion, compared to required risk-based capital of $0.6 billion.  To support $122.9 billion of total assets at September 30, 2015, the required minimum regulatory risk-based capital was $4.9 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $6.5 billion, exceeding required capital by $1.6 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2015, balance sheet leverage (based on GAAP) was 19.6 times shareholders’ equity, compared to 20.4 times at December 31, 2014.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Liquidity and Debt — At September 30, 2015, liquid assets included $768.6 million as demand cash balances at the Federal Reserve Bank of New York, $245.0 million compensating cash balances at Citibank that could be withdrawn at short notice, $12.9 billion in overnight loans in the federal funds and the repo markets, and $1.0 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

Among other liquidity measures, the Finance Agency requires FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.  The first scenario assumes that we cannot access capital markets for 15 days, and during that period members do not renew their maturing, prepaid and called advances.  The second scenario assumes that we cannot access the capital markets for five days, and during that period, members renew maturing advances.  We remain in compliance with regulations under both scenarios.

We also hold Contingency Liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual Contingency Liquidity under the 5-day scenario in the 2015 third quarter was $27.3 billion, well in excess of the required $2.4 billion.

We also have other liquidity measures in place, Deposit Liquidity and Operational Liquidity, and those liquidity buffers remain in excess of required reserves.  For more information about our liquidity measures, please see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt in this MD&A.

Advances — Decrease in amounts outstanding at September 30, 2015 has been largely due to prepayments.  Demand has also been weak for new advances.

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

Advance volume is also influenced by merger activity, where members are either acquired by non-members or acquired by members of another FHLBank.  When our members are acquired by members of another FHLBank or by non-members, these former members no longer qualify for membership and we may not offer renewals or additional advances to the former members.  If maturing advances are not replaced, it will have an impact on business volume.

Member demand for advance products

Carrying values of Advances outstanding at September 30, 2015 declined to $90.7 billion, down from $98.8 billion at December 31, 2014.  Those balances included unrealized net fair value hedging basis adjustments.  For advances hedged under a qualifying hedging rule, fair value gains of $1.6 billion were recorded at the two balance sheet dates, and were computed based on changes in the benchmark rate, which is LIBOR for the FHLBNY.  For advances elected under the fair value option (“FVO”), valuations were the entire fair values of advances; net gains of $0.7 million and $5.4 million were recorded at September 30, 2015 and December 31, 2014.  Par amounts of advances outstanding were $89.1 billion at September 30, 2015 and $97.2 billion at December 31, 2014.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:                                       Advances by Product Type

	September 30, 2015		December 31, 2014
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$24,031,900	26.96%	$31,969,300	32.88%
Fixed Rate Advances	48,255,585	54.13	47,207,960	48.56
Short-Term Advances	8,463,722	9.49	10,009,807	10.30
Mortgage Matched Advances	495,241	0.56	525,411	0.54
Overnight & Line of Credit (OLOC) Advances	3,131,684	3.51	3,668,773	3.77
All other categories	4,766,774	5.35	3,836,800	3.95

Total par value	89,144,906	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	1,599,825		1,574,044
Fair value option valuation adjustments and accrued interest	708		5,402

Total	$90,745,439		$98,797,497

Adjustable Rate Advances (“ARC Advances”) — Outstanding balances are concentrated with some of our largest members.  Decrease in ARC Advances was largely due to prepayments by one member totaling $6.8 billion in the first quarter of the current year.  Additionally, $8.3 billion was allowed to mature by the member and was not replaced during the nine months ended September 30, 2015.  The member has $14.3 billion outstanding at September 30, 2014, down from $28.0 billion at December 31, 2014.  Advances to the member have remaining maturities all beyond 2015, and primarily within the next two years.  New ARC advances borrowed by other members totaled $6.1 billion in the nine months ended September 30, 2015.

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

Fixed-rate Advances — Medium and long-term fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances has remained steady through the three quarters of 2015.  Outstanding balances have also remained steady through the quarters in the current year, with maturing advances being replaced by new borrowings.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

A significant composition of Fixed-rate advances consists of advances with a “put” option feature (“putable advance”).  Balances stood at $13.5 billion at September 30, 2015, compared to $14.0 billion at December 31, 2014.  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.  Maturing and prepaid putable advances were either not replaced or replaced by bullet advances (without the put feature) or modified to a fixed-rate non-putable advance.  As a result, outstanding balances of putable advances have declined steadily over the years.

Short-term Advances — Member demand for short-term fixed-rate advances had weakened in the first quarter of 2015, and outstanding balances have remained steady, ending at $8.5 billion at September 30, 2015, compared to $10.0 billion at December 31, 2014.  Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Overnight Advance balances were $3.1 billion at September 30, 2015 and $3.7 billion at December 31, 2014.  Balances have fluctuated during the nine months ended September 30, 2015, and fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight Advances mature on the next business day, at which time the advance is repaid.

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

We have loan and collateral agreements that give us a security interest in assets held by borrowers that is sufficient to cover member obligations to the FHLBNY.  In order to ensure that we have sufficient collateral to cover credit extensions, we have established a Collateral Lendable Value methodology.  This methodology determines the lendable value or amount of borrowing capacity assigned to each specific type of collateral.  For more information about our practices with respect to collateral, see the Bank’s most recent Form 10-K filed on March 23, 2015.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.2:                                       Advances by Interest-Rate Payment Terms

	September 30, 2015		December 31, 2014
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$65,113,006	73.04%	$65,248,751	67.11%
Variable-rate (b)	24,025,900	26.95	31,963,300	32.88
Variable-rate capped (c)	6,000	0.01	6,000	0.01

Total par value	89,144,906	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	1,599,825		1,574,044
Fair value option valuation adjustments and accrued interest	708		5,402

Total	$90,745,439		$98,797,497

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  Demand for new long-term fixed rate advances improved after a weak start in the first quarter of 2015, and since then outstanding balances have remained relatively unchanged.  Still, longer-term advances remain a small segment of the portfolio at September 30, 2015, with only 10.0% of advances in the remaining maturity bucket of greater than 5 years (9.6% at December 31, 2014).

(b)         In the prior year, adjustable-rate LIBOR-based advances had increased primarily due to one member’s borrowings.  ARC Advance prepayments in the first quarter of 2015 had driven down balances.  Maturing advances were also not rolled over at maturity, although new borrowings by another large member partly replaced the ARC advance outflow.  The FHLBNY’s larger members are generally borrowers of variable-rate advances.  The smaller members have typically remained on the side-lines in a weak economy and have not increased their borrowings despite the low short-term rates; it would appear that they have sufficient liquidity in the form of customer deposits.

(c)          Capped ARCs were not in demand in a declining interest rate environment, as members were unwilling to purchase cap options to limit their interest rate exposure.  With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.3:                                       Advances by Maturity and Yield Type

	September 30, 2015		December 31, 2014
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$26,845,776	30.11%	$27,791,626	28.59%
Due after one year	38,267,230	42.93	37,457,125	38.53

Total Fixed-rate	65,113,006	73.04	65,248,751	67.12

Variable-rate
Due in one year or less	6,777,000	7.60	15,252,400	15.69
Due after one year	17,254,900	19.36	16,716,900	17.19

Total Variable-rate	24,031,900	26.96	31,969,300	32.88
Total par value	89,144,906	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments (a)	1,599,825		1,574,044
Fair value option valuation adjustments and accrued interest (b)	708		5,402
Total	$90,745,439		$98,797,497

Fair value basis and valuation adjustments — The carrying values of advances include valuation basis adjustments.  Key determinants are factors such as volume, the forward swap curve, the volatility of the swap rates, the remaining duration to maturity, and for advances elected under the FVO, the changes in the spread between the swap rate and the consolidated obligation debt yields, and changes in interest receivable, which is a component of the entire fair value of FVO advances.

(a)         Hedging valuation adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair value (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances.  The application of this accounting methodology resulted in the recognition of unrealized hedge valuation gains at September 30, 2015 and December 31, 2014 (See Table 4.3 above, and Table 4.4 below).  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  The hedged advances had been issued in prior years at the then-prevailing higher interest rate environment, and recorded fair value gains were consistent with the lower yield curves at the balance sheet dates.  Unrealized gains from fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses on the derivatives hedging the advances, thereby achieving our hedging objectives of mitigating fair value basis risk.  For more information, see Table 1.13:  Earnings Impact of Derivatives and Hedging Activities.

Hedging valuation basis adjustments at September 30, 2015 were gains of $1.6 billion, an increase of $25.8 million compared to December 31, 2014; notional amounts of hedged advances were $47.4 billion at September 30, 2015, up from $44.0 billion at December 31, 2014.  Valuations of intermediate term advances have exhibited fair value gains, while longer-term advances have exhibited fair value losses.  Gains and losses have offset largely, resulting in a relatively small increase in fair values between the balance sheet dates. The swap curve flattened at September 30, 2015, relative to December 31, 2014.  Short term rates were higher and medium and long term rates were lower at September 30, 2015, compared to December 31, 2014, with the inflection point around the 2-year point.  The duration of the book of hedged advances is distributed with about 45% of advances maturing within 2017, so that on balance the valuation changes remained relatively flat period-over-period.

(b)         FVO fair values — Carrying values of advances elected under the FVO include valuation adjustments to recognize their entire fair values.  The discounting basis for computing fair values of FVO advances is the Advance pricing curve, which is primarily derived from the FHLBNY’s cost of funds (yields paid on consolidated obligation debt).  Fair value basis of a FVO advance reflect changes in the term structure and shape of the Advance pricing curve at the measurement dates, and includes accrued interest receivable.

Valuation adjustments have not been significant relative to the par amounts of the FVO advance, as advances elected under the FVO were variable rate, LIBOR indexed advances, which re-priced frequently to market indices and valuation basis remained near to par.  Fair values have declined period-over-period in parallel with the decline in par amounts of FVO advances, which declined to $6.9 billion at September 30, 2015, compared to $15.7 billion at December 31, 2014, primarily due to borrower initiated prepayments.  We have elected the FVO on an instrument-by-instrument basis for certain adjustable rate and fixed-rate advances.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Disclosures in Note 16.  Fair Values of Financial Instruments.

Hedge volume — We primarily hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.4:                                       Hedged Advances by Type

Par Amount	September 30, 2015	December 31, 2014
Qualifying Hedges
Fixed-rate bullets (a)	$34,289,051	$30,352,265
Fixed-rate putable (b)	12,890,912	13,457,912
Fixed-rate callable	5,000	15,000
Fixed-rate with embedded cap	180,075	155,075

Total Qualifying Hedges	$47,365,038	$43,980,252

Aggregate par amount of advances hedged (c)	$47,374,316	$43,988,452
Fair value basis (Qualifying hedging adjustments)	$1,599,825	$1,574,044

(a)   Generally, non-callable fixed-rate medium and longer term advances are hedged to mitigate the risk in fixed-rate lending.

(b)   Putable advances are hedged by cancellable swaps, and the paired long put and short call options mitigate the put/call option risks; additionally, fixed-rate is synthetically converted to LIBOR, mitigating the risk in fixed-rate lending for the FHLBNY.  In a rising rate environment, swap dealers would likely exercise their call option, and the FHLBNY will exercise its put option with the member and both instruments terminate at par.  Members may borrow new advances at the then prevailing rate.  Outstanding balances have been declining over the recent years as member demand has remained weak.

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

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.5:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	September 30, 2015	December 31, 2014
Advances designated under FVO (a)	$6,898,000	$15,650,000

(a)         Advances elected under the FVO declined primarily due to member initiated prepayments of advances, which had been elected under the FVO.  September 30, 2015 - Adjustable rate (ARCs) $5.2 billion; Fixed-rate $1.7 billion.  December 31, 2014 — Adjustable rate (ARCs) $15.7 billion.

Advances — Call Dates and Exercise Options

Putable and callable advances are structured with one or more put or call dates.  The table offers a view of the advance portfolio, including the structured advances, with the possibility of the exercise at the first put and call date.  (dollars in thousands):

Table 4.6:                                       Advances by Put Date/Call Date (a)(b)

	September 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Due or putable in one year or less	$41,066,877	46.06%	$50,466,126	51.91%
Due or putable after one year through two years	19,953,157	22.38	17,940,868	18.45
Due or putable after two years through three years	17,148,118	19.24	16,616,563	17.09
Due or putable after three years through four years	4,036,880	4.53	5,843,231	6.01
Due or putable after four years through five years	3,119,767	3.50	2,775,510	2.86
Thereafter	3,820,107	4.29	3,575,753	3.68

Total par value	89,144,906	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	1,599,825		1,574,044
Fair value option valuation adjustments and accrued interest	708		5,402

Total	$90,745,439		$98,797,497

(a)

Contrasting advances by contractual maturity dates (See Note 7. Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances. At September 30, 2015, the advance portfolio includes $13.5 billion of fixed-rate putable advances that contain one or more call option exercisable by the FHLBNY to terminate advances at par on agreed upon dates. Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par on agreed upon dates. When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par. Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current asset/liability hedge strategy.

(b)

Callable advances were $5.0 million at September 30, 2015, compared to $15.0 million at December 31, 2014. With a callable advance, borrowers have purchased the option to terminate advances at par at predetermined dates.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining.  (par amounts, in thousands):

Table 4.7:                                       Putable and Callable Advances

	September 30, 2015	December 31, 2014
Putable/callable	$13,465,912	$13,973,412
No-longer putable/callable	$1,471,500	$1,732,000

Member demand has been weak for putable advances, which are typically medium- and long-term.

Investments

We maintain long-term investment portfolios, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (hereinafter referred to as “GSE-issued”), a smaller portfolio of MBS issued by private enterprises, and a portfolio of securities issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity purpose, funding daily stock repurchases and redemptions, ensuring the availability of funds to meet the credit needs of our members, and also to provide additional earnings.

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

The following table summarizes changes in investments by categories (including held-to-maturity securities, available-for-sale securities, and money market investments).  (Carrying values; dollars in thousands):

Table 5.1:                                       Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2015	2014	Variance	Variance

State and local housing finance agency obligations (a)	$833,605	$813,080	$20,525	2.52%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	1,013,531	1,216,480	(202,949)	(16.68)
Held-to-maturity securities, at carrying value (b)	12,836,365	12,335,099	501,266	4.06
Total securities	14,683,501	14,364,659	318,842	2.22

Grantor trust (c)	28,384	17,947	10,437	58.16
Securities purchased under agreements to resell	8,910,000	800,000	8,110,000	NM
Federal funds sold	4,814,000	10,018,000	(5,204,000)	(51.95)

Total investments	$28,435,885	$25,200,606	$3,235,279	12.84%

(a)         State and local housing finance agency bonds — Bonds are classified as HTM securities and are carried at amortized cost.  We acquired $33.0 million in the nine months ended September 30, 2015.

(b)         Mortgage-backed securities classified as AFS — No acquisitions were made in the nine months ended September 30, 2015.  AFS securities outstanding are GSE issued floating-rate Mortgage-backed securities, and are carried at fair value.

Mortgage-backed securities classified as HTM — $1.5 billion of GSE-issued MBS were acquired in the nine months ended September 30, 2015 and designated as HTM.  Approximately 97.7% of HTM mortgage-backed securities were GSE issued securities.

(c)         The grantor trust is classified as AFS.  We invested $12.6 million in the grantor trust in the nine months ended September 30, 2015.  Trust funds represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The fund is owned by the FHLBNY.  The intent is to utilize investments to fund current and potential future payments to retirees under a non-qualified Benefits Equalization Pension plan.  For more information about the pension plan, see financial statements, Note 14.  Employee Retirement Plans.

NM — Not meaningful.

Long-Term Investment Securities

Investments with original long-term contractual maturities were comprised of mortgage-backed securities in the AFS and HTM portfolios, and a smaller portfolio of bonds issued by state and local housing agencies classified as HTM.

Pricing of GSE-issued MBS has remained tight, and acquisitions were made only when pricing justified our risk/reward criteria.  Unpaid principal balances of investments in MBS was $13.9 billion at September 30, 2015, an increase of $296.5 million (net of paydowns), compared to December 31, 2014.  By policy, we acquire only GSE-issued MBS and CMBS.

The long-term investment securities at September 30, 2015 that comprised of GSE-issued MBS, a small portfolio of vintage Private label MBS, and a small portfolio of housing finance agency bonds are summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $1.0 billion at September 30, 2015, compared to $1.2 billion at December 31, 2014.  Unpaid principal balances decreased by $202.2 million during the nine months ended September 30, 2015.  No acquisitions were designated to the AFS portfolio and no MBS securities were sold in the first three quarters of 2015.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at September 30, 2015 and December 31, 2014.  The AFS securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5% (See Note 15.  Derivatives and Hedging Activities.  In aggregate, $2.7 billion of interest rate caps have been acquired over time as a risk mitigation strategy to economically hedge the risk arising from the capped floating-rate AFS and HTM securities; also see Table 9.3 Derivative Hedging Strategies in this MD&A for more information about the purchased caps).  No AFS securities were determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6.  Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of GSE issued fixed and floating-rate MBS and a small portfolio of Private label MBS (97.7%, GSE-issued; 2.3%, PLMBS).  Securities classified as HTM are carried at amortized cost less adjustments for credit and non-credit OTTI losses and OTTI recoveries.  Unpaid principal balances of fixed-rate MBS were $7.3 billion and $7.2 billion at September 30, 2015 and December 31, 2014; unpaid principal balances of floating-rate MBS were $5.6 billion and $5.2 billion at September 30, 2015 and December 31, 2014.  In the nine months ended September 30, 2015, we acquired $0.4 billion of fixed-rate MBS (primarily CMBS), compared to $0.3 billion in paydowns.  In the same period, we acquired $1.1 billion of floating-rate securities, compared to $0.7 billion in paydowns.  HTM floating-rate securities are typically indexed to the 1-month LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  (See Note 15.  Derivatives and Hedging Activities.  In aggregate, $2.7 billion of interest rate caps have been acquired over time as a risk mitigation strategy to economically hedge the risk arising from the capped floating-rate securities in the HTM and AFS portfolios; also see Table 9.3 Derivative Hedging Strategies in this MD&A for more information about the purchased caps).  Additional OTTI was recognized on previously OTTI private-label MBS - unpaid principal balance of $4.8 million was written down to its fair value of $3.9 million.  OTTI charges were $90.0 thousand in the nine months ended September 30, 2015.  For more information about HTM securities, see financial statements, Note 5. Held-to-Maturity Securities.

•                  Housing finance agency bonds (“HFA bonds”), all designated as HTM, were carried at amortized cost basis of $833.6 million and $813.1 million at September 30, 2015 and December 31, 2014.  We acquired $33.0 million for the HTM portfolio in the nine months ended September 30, 2015.  Bonds are primarily floating rate instruments indexed to LIBOR.  No bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	September 30, 2015			December 31, 2014
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,554,220	$5,651,942	88.47%	$5,814,401	$5,883,690	89.10%
Freddie Mac	7,947,054	8,158,948	126.58	7,334,161	7,509,406	112.39
Ginnie Mae	52,147	52,518	0.83	64,294	64,762	0.99
All Others - PLMBS	296,475	361,351	4.72	338,723	411,427	5.19
Non-MBS (b)	861,989	818,387	13.73	831,027	781,325	12.73

Total Investment Securities	$14,711,885	$15,043,146	234.33%	$14,382,606	$14,650,610	220.40%

Categorized as:

Available-for-Sale Securities	$1,041,915	$1,041,915		$1,234,427	$1,234,427

Held-to-Maturity Securities	$13,669,970	$14,001,231		$13,148,179	$13,416,183

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consists of housing finance agency bonds and a grantor trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values; in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	September 30, 2015
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,498	$12,548,943	$175,775	$29,653	$80,496	$12,836,365
State and local housing finance agency obligations	53,650	747,145	32,810	—	—	833,605

Total Long-term securities	$55,148	$13,296,088	$208,585	$29,653	$80,496	$13,669,970

	December 31, 2014
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,679	$12,009,235	$198,142	$33,412	$92,631	$12,335,099
State and local housing finance agency obligations	54,400	722,430	36,250	—	—	813,080

Total Long-term securities	$56,079	$12,731,665	$234,392	$33,412	$92,631	$13,148,179

See footnotes (a) and (b) under Table 5.4

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	September 30, 2015			December 31, 2014
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$1,013,531	$—	$1,013,531	$1,216,480	$—	$1,216,480
Other - Grantor trust (c)	—	28,384	28,384	—	17,947	17,947

Total Available-for-sale securities	$1,013,531	$28,384	$1,041,915	$1,216,480	$17,947	$1,234,427

Footnotes to Table 5.3 and Table 5.4

(a)         Certain PLMBS and housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s.

(b)         We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie Mae, Freddie Mac and U.S. Agency.  The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and AA+ for the debt issued by the U.S. government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S. government.

(c)          Highly liquid equity and bond mutual funds, carried at net asset values (NAVs) as fair values.  We invested $12.6 million during the nine months ended September 30, 2015.

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

Fair Value Levels of Investment Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at September 30, 2015 and December 31, 2014, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2015		December 31, 2014
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$26,089	1.08%	$—	—%
Due after one year through five years	2,951,025	2.19	2,561,843	1.99
Due after five years through ten years	5,237,659	2.13	4,422,409	2.52
Due after ten years	5,661,273	1.67	6,597,937	1.62

Total mortgage-backed securities	$13,876,046	1.95%	$13,582,189	1.98%

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

Cash flow analysis in the nine months ended September 30, 2015 identified very modest deterioration in the performance parameters of one previously impaired private-label MBS.  Credit OTTI charged to earnings was $29.0 thousand in the 2015 third quarter and $61.0 thousand in the 2015 second quarter.  The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (in thousands):

Table 5.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of September 30, 2015
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$23,251	$(29)	8	$23,251	$(94)
RMBS	Alt-A	5	4,559	—	5	4,559	(10)
HEL	Subprime	30	259,552	—	30	259,552	(46)
Manufactured housing	Subprime	2	80,596	—	2	80,596	—
Total Securities		45	$367,958	$(29)	45	$367,958	$(150)

		As of December 31, 2014
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$30,523	$—	8	$30,523	$(60)
RMBS	Alt-A	5	5,030	—	5	5,030	—
HEL	Subprime	30	289,006	—	30	289,006	(1,843)
Manufactured housing	Subprime	2	93,704	—	2	93,704	—
Total Securities		45	$418,263	$—	45	$418,263	$(1,903)

(a)         Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.  Information presented is as of the end of the 2015 third quarter.

FHLBank OTTI Governance Committee Common Platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash flow analysis for about 50% of our non-Agency PLMBS portfolio that were possible to be cash flow tested within the Common platform.  The results were reviewed and found reasonable by the FHLBNY.  For more information about the OTTI Committee and the Common platform, see Other-Than-Temporary Impairment (“OTTI”) — Accounting and governance policies, and impairment analysis in the financial statements, Note 1. Significant Accounting Policies and Estimates in the FHLBNY’s most recent Form 10-K issued on March 23, 2015.

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a); in thousands):

Table 5.7:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	September 30, 2015			December 31, 2014
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label RMBS
Prime	$21,319	$1,932	$23,251	$28,381	$2,142	$30,523
Alt-A	3,062	1,497	4,559	3,351	1,679	5,030
Total private-label RMBS	24,381	3,429	27,810	31,732	3,821	35,553

Home Equity Loans
Subprime	219,066	40,486	259,552	244,212	44,794	289,006

Manufactured Housing Loans
Subprime	80,596	—	80,596	93,704	—	93,704
Total UPB of private-label MBS (b)	$324,043	$43,915	$367,958	$369,648	$48,615	$418,263

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

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (in thousands):

Table 5.8:                                       PLMBS by Year of Securitization and External Rating

	September 30, 2015
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
2006	$8,115	$—	$—	$—	$—	$8,115	$7,354	$(281)	$7,178
2005	6,827	—	—	—	—	6,827	6,294	—	6,838
2004 and earlier	8,309	—	4,527	1,851	—	1,931	8,276	(103)	8,244
Total RMBS Prime	23,251	—	4,527	1,851	—	16,873	21,924	(384)	22,260
Alt-A
2004 and earlier	4,559	1,498	—	910	978	1,173	4,560	(81)	4,560
Total RMBS	27,810	1,498	4,527	2,761	978	18,046	26,484	(465)	26,820
HEL Subprime
2004 and earlier	259,552	—	4,534	96,698	37,030	121,290	228,035	(2,866)	251,720
Manufactured Housing Loans Subprime
2004 and earlier	80,596	—	—	80,596	—	—	80,586	—	82,811
Total PLMBS	$367,958	$1,498	$9,061	$180,055	$38,008	$139,336	$335,105	$(3,331)	$361,351

	December 31, 2014
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS Prime
Prime
2006	$9,874	$—	$—	$—	$—	$9,874	$9,180	$(359)	$8,956
2005	9,095	—	—	—	—	9,095	8,530	—	9,153
2004 and earlier	11,554	—	6,775	2,637	—	2,142	11,509	(85)	11,571
Total RMBS Prime	30,523	—	6,775	2,637	—	21,111	29,219	(444)	29,680
Alt-A
2004 and earlier	5,030	1,679	—	911	1,114	1,326	5,030	(87)	5,005
Total RMBS	35,553	1,679	6,775	3,548	1,114	22,437	34,249	(531)	34,685
HEL Subprime
Subprime
2004 and earlier	289,006	—	6,098	106,362	41,994	134,552	255,064	(2,860)	280,573
Manufactured Housing Loans Subprime
2004 and earlier	93,704	—	—	93,704	—	—	93,693	—	96,169
Total PLMBS	$418,263	$1,679	$12,873	$203,614	$43,108	$156,989	$383,006	$(3,391)	$411,427

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

Securities purchased with agreement to resell — As part of the FHLBNY’s banking activities with counterparties, the FHLBNY has entered into secured financing transactions that mature overnight, and can be extended only at the discretion of the FHLBNY.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $8.9 billion at September 30, 2015 and $800.0 million at December 31, 2014.  The balance at September 30, 2015 included $7.8 billion in the Federal Reserve Bank of New York’s Reverse Repurchase program.

For more information, see financial statements, Note 4.  Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreement to Resell.

Federal funds sold and Cash at the Federal Reserve Bank of New York — Federal funds sold at September 30, 2015 and December 31, 2014 represented overnight unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by the FHLBNY, including credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):

Table 5.9:                                       Federal Funds Sold by Domicile of the Counterparty

							Three months ended September 30,		Nine months ended September 30,
	September 30, 2015		December 31, 2014		Balances at		Daily average		Daily average
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	September 30, 2015	December 31, 2014	2015	2014	2015	2014

Australia	AA-	AA2	AA-	AA2	$800,000	$—	$1,540,000	$1,628,380	$745,300	$1,967,337
Canada	A to AA-	AA3 to AA1	A to AA-	AA3 to AA1	1,451,000	5,376,000	2,912,674	4,660,391	3,693,289	4,322,678
Finland	AA-	AA3	AA-	AA3	1,414,000	1,856,000	1,415,435	1,876,620	1,459,172	1,839,051
Germany	—	—	A	A3	—	—	—	—	—	453,205
Netherlands	A+	AA2	A+	AA2	771,000	1,193,000	546,587	1,547,457	752,062	1,200,575
Norway	A+	AA3	A+	A1	—	1,193,000	772,130	1,207,478	1,030,941	1,176,575
Sweden	A+ to AA-	AA3 to AA2	AA-	AA3	250,000	—	2,164,826	1,634,663	1,807,850	1,539,667
Switzerland	A	A1	—	—	—	—	8,435	—	2,842	—
UK	A-	A2	—	—	—	—	646,739	—	217,949	—

Subtotal					4,686,000	9,618,000	10,006,826	12,554,989	9,709,405	12,499,088

USA	A- to AA-	BAA1 to AA2	A to AA-	A1 to AA2	128,000	400,000	1,154,152	3,216,957	774,084	2,265,542
Total					$4,814,000	$10,018,000	$11,160,978	$15,771,946	$10,483,489	$14,764,630

Table 5.10:                                Cash Balances at the Federal Reserve Bank of New York (“FRBNY”)

In addition, we maintained liquidity at the FRBNY.  The following table summarizes outstanding balances at September 30, 2015 and December 31, 2014 and the average balances for the three and nine months ended September 30, 2015 and 2014. (in millions):

			Three months ended September 30,		Nine months ended September 30,
	Balances at		Daily average		Daily average
	September 30, 2015	December 31, 2014	2015	2014	2015	2014

Cash Balances with Federal Reserve Bank (a)	$769	$6,453	$160	$265	$161	$397

(a)      Lower amounts of cash balances were maintained by the FRBNY at September 30, 2015 compared with December 31, 2014, were determined based on projected estimated member liquidity requirements.

Cash collateral pledged to derivative counterparties — At September 30, 2015 and December 31, 2014, we had deposited $1.1 billion in interest-earning cash as pledged collateral or as margins to derivative counterparties.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earn interest at the overnight federal funds rate.

We generally execute derivatives with major financial institutions and enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analyses that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under ISDA agreements that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk Due to Non-performance by Counterparties in financial statements Note 15. Derivatives and Hedging Activities.  Also see Tables 9.5 and 9.6 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost less allowance for credit losses.  Outstanding unpaid principal balances were $2.4 billion at September 30, 2015, an increase of $323.6 million (net of acquisitions and paydowns) from the balance at December 31, 2014.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production, and do not expect the MPF loans to increase substantially.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

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

MPF Loan Types — There are five MPF loan products under the MPF program that we participate in: Original MPF, MPF 100, MPF 125, MPF 125 Plus, and MPF Government.  While still held in our mortgage portfolio, we currently do not offer the MPF 100 or MPF 125 Plus loan products.  Original MPF, MPF 125, MPF 125 Plus, and MPF Government are “closed loan” products in which we purchase loans acquired or closed by the PFI.

The following table summarizes MPF loan by product types (par value, in thousands):

Table 6.1:                                       MPF by Product Types

	September 30, 2015	December 31, 2014

Original MPF (a)	$460,277	$442,339
MPF 100 (b)	4,266	5,554
MPF 125 (c)	1,612,018	1,298,904
MPF 125 Plus (d)	149,705	183,881
Other (e)	190,180	162,158
Total par MPF loans	$2,416,446	$2,092,836

(a)         Original MPF — The first layer of losses is applied to the First Loss Account.  We are responsible for the first layer of losses. The member then provides a credit enhancement up to “AA” rating equivalent.  We would absorb any credit losses beyond the first two layers.

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                                       MPF by Conventional and Insured Loans

	September 30, 2015	December 31, 2014

Federal Housing Administration and Veteran Administration insured loans	$190,119	$162,095
Conventional loans	2,226,266	1,930,678
Others	61	63

Total par MPF loans	$2,416,446	$2,092,836

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

Table 6.3:                                       Roll-Forward First Loss Account (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Beginning balance	$25,144	$20,038	$22,116	$19,716
Additions	1,187	1,090	4,582	1,878
Resets(a)	(90)	—	(90)	—
Charge-offs	(121)	(119)	(488)	(585)
Ending balance	$26,120	$21,009	$26,120	$21,009

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

Table 6.4:                                       Second Losses and SMI Coverage (in thousands)

	September 30, 2015	December 31, 2014

Second Loss Position (a)	$109,647	$86,469
SMI Coverage - NY share only (b)	$17,593	$17,593
SMI Coverage - portfolio (b)	$17,958	$17,958

(a)         Increase due to increase in overall outstanding of MPF.

(b)         SMI coverage has remained unchanged since no new master commitments have been added under the MPF 125 Plus Program, which requires a SMI coverage.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan and PFI concentration:

Table 6.5:                                       Concentration of MPF Loans

	September 30, 2015		December 31, 2014
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	71.0%	60.7%	71.3%	62.0%

Table 6.6:                                       Top Five Participating Financial Institutions — Concentration (Single-family, par value, dollars in thousands)

	September 30, 2015
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$307,413	12.72%
Investors Bank	187,589	7.76
Manufacturers and Traders Trust Company	150,054	6.21
First Choice Bank	136,661	5.66
Elmira Savings Bank	133,044	5.51
All Others	1,501,624	62.14

Total	$2,416,385	100.00%

	December 31, 2014
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$312,484	14.93%
Manufacturers and Traders Trust Company	184,310	8.81
Investors Bank	170,890	8.17
Elmira Savings Bank	134,812	6.44
First Choice Bank	128,470	6.14
All Others	1,161,807	55.51

Total	$2,092,773	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $177.7 million and $172.0 million at September 30, 2015 and December 31, 2014, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets included prepayments and miscellaneous receivables, and were $13.9 million and $17.3 million at September 30, 2015 and December 31, 2014.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

The carrying value of consolidated obligation bonds outstanding was $67.8 billion at September 30, 2015 (par, $67.2 billion) compared to $73.5 billion (par, $73.0 billion) at December 31, 2014, and amounts included unrealized fair value basis adjustments.  For bonds hedged under a qualifying hedging rule, fair value losses of $461.8 million and $387.4 million were recorded at the two balance sheet dates that were computed based on changes in the benchmark rate, which is LIBOR for the FHLBNY.  In addition, basis adjustments due to de-designated hedges were unamortized losses of $147.0 million and $119.5 million at September 30, 2015 and December 31, 2014.  For $13.5 billion par amounts of bonds elected under the FVO at September 30, 2015 ($19.5 billion at December 31, 2014), valuations were the entire fair values of the bonds plus interest accrued payable; net unrealized valuation losses of $11.0 million and $8.1 million were recorded at September 30, 2015 and December 31, 2014.  If held to maturity, fair value losses, associated with hedged CO bonds, CO bonds elected under the FVO, and the unamortized basis losses on CO bonds that were de-designated from hedges will reverse to zero.

The carrying value of consolidated obligation discount notes outstanding was $47.1 billion and $50.0 billion at September 30, 2015 and December 31, 2014.  Discount notes funded 37% of average earning assets in the nine months ended September 30, 2015, compared to 31% in the same period in 2014.  No discount notes had been hedged under a fair value accounting hedge.  Discount notes elected under the FVO were par amounts of $9.9 billion and $7.9 billion at September 30, 2015 and December 31, 2014.  Carrying values included unrealized valuation losses of $15.7 million and $3.1 million at the balance sheet dates.  Valuation losses are the entire fair values of the notes plus unaccreted discounts.  If held to maturity, fair value losses will reverse to zero.  Certain discount notes were hedged under a cash flow accounting hedge, and are discussed in financial statements, Note 15. Derivatives and Hedging Activities (See Cash Flow Hedges).

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

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	September 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$43,830,760	65.23%	$53,659,055	73.51%
Fixed-rate, callable	7,203,500	10.72	9,419,500	12.90
Step Up, callable	727,000	1.08	2,040,000	2.80
Step Down, callable	—	—	25,000	0.03
Single-index floating rate	15,435,000	22.97	7,855,000	10.76

Total par value	67,196,260	100.00%	72,998,555	100.00%

Bond premiums	47,048		49,537
Bond discounts	(24,458)		(27,542)
Hedge valuation basis adjustments (a)	461,799		387,371
Hedge basis adjustments on terminated hedges (b)	146,990		119,500
FVO (c) - valuation adjustments and accrued interest	10,963		8,122

Total Consolidated obligation-bonds	$67,838,602		$73,535,543

Fair value basis and valuation adjustments — The carrying values of consolidated obligation bonds include hedging basis adjustments (LIBOR benchmark hedging adjustments) for those bonds recorded under hedge accounting provisions, or at their entire fair values for those bonds elected under the FVO.  Fair value hedging basis adjustments are impacted by hedge volume, the interest rate environment, and the volatility of the interest rates; for bonds elected under the FVO, changes in the CO pricing curve and interest payable are also the primary drivers.

(a)         Hedge valuation basis — The reported carrying values of hedged consolidated bonds are adjusted for changes to their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedged debt.

The application of the accounting methodology resulted in the recognition of $461.8 million in hedge valuation basis losses at September 30, 2015, compared to losses of $387.4 million at December 31, 2014.  Most of our existing hedged bonds are fixed-rate liabilities, which had been issued at higher coupons in prior years at the then prevailing higher interest rate environment.  Generally, hedge valuation basis are unrealized and will reverse to zero if held to their maturity or their call dates.  Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were on average short- and medium-term.

Two factors drove the increase in valuation losses at September 30, 2015 compared to December 31, 2014.  First, the swap curve at points 2 years and under was higher (7-10 basis points) at September 30, 2015, compared to December 31, 2014, and impacted valuations of bonds with effective durations within the sector.  Over 75% of hedged bonds fall into that sector.  Second, the volume of consolidated obligation bonds that were in a qualifying hedging relationship declined in parallel with the decline in utilization of bonds and an increase in utilization of discount notes.  Furthermore, certain bonds were de-designated from qualifying hedge relationships in the 2015 first quarter as part of asset/liability management strategies that resulted in the reclassification of valuation basis from the hedged category to the terminated hedge category (see discussions below).  Additionally, as longer dated hedged bonds matured, previously recorded hedge valuations reversed at their maturities; bonds replaced by new issuances were at market rates, the hedging valuation basis of which were relatively close to par.  More information is provided in Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — When hedges are terminated before their stated maturities, the hedge valuation basis of the debt at the hedge termination date is no longer adjusted for changes in the benchmark rate; the remaining valuation basis is amortized on a level yield method as a reduction of Interest expense.  The basis at the de-designation date was a cumulative loss and the amortization to reverse the loss to zero over the future remaining term to maturity of the bonds resulted in reduction of bond expenses to a market yield for that portion of the bond.  Unamortized basis adjustments on terminated hedges were losses of $147.0 million and $119.5 million at September 30, 2015 and December 31, 2014.  Increase in the valuation basis of terminated hedges was due to additional hedges that were de-designated in the 2015 first quarter, and upon hedge de-designation, the basis was reclassified from hedge valuation basis to this category.

(c)          FVO fair values — Carrying values of bonds elected under the FVO include valuation adjustments to recognize changes in their entire fair value, which includes accrued interest payable.  The discounting basis for computing changes in fair values of bonds elected under the FVO is the observable FHLBank CO bond yield curve.  Valuation adjustments of $11.0 million and $8.1 million at September 30, 2015 and December 31, 2014 represented the premium over market values.  Volume of bonds elected under the FVO was $13.5 billion at September 30, 2015, compared to $19.5 billion at December 31, 2014.  All FVO bonds are short- and medium-term, and fluctuations in their valuation, excluding interest payable, were not significant as the bonds re-price relatively frequently to market indices, remaining near to par, although there could be inter-period volatility over the life cycle of the bonds.

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

Hedge volume — Tables 7.2 — 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	September 30, 2015	December 31, 2014
Qualifying Hedges
Fixed-rate bullet bonds	$22,480,005	$25,263,825
Fixed-rate callable bonds	4,977,000	9,436,000
	$27,457,005	$34,699,825

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

Table 7.3:                                       Bonds Elected under the Fair Value Option (FVO)

(Economically hedged)

	Consolidated Obligation Bonds
Par Amount	September 30, 2015	December 31, 2014
Bonds designated under FVO	$13,455,065	$19,515,080

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

Table 7.4:                                       Economically Hedged Bonds

(Excludes consolidated obligation bonds elected under the FVO and hedged economically)

	Consolidated Obligation Bonds
Par Amount	September 30, 2015	December 31, 2014
Bonds designated as economically hedged
Floating-rate bonds (a)	$2,985,000	$500,000
Fixed-rate bonds (b)	45,000	195,000
	$3,030,000	$695,000

(a)         Floating-rate debt — Floating rate debt was economically hedged and outstanding at September 30, 2015 and increase significantly compared to December 31, 2014.  Floating-rate bonds are indexed to 1-month LIBOR and swapped in economic hedges to 3-month LIBOR with the execution of basis swaps.  The Increase in the utilization of variable-rate bonds was driven by an increase in funding needs in line with the increase in variable-rate and the FHLBNY’s asset/liability and risk management strategies.

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	September 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$41,241,825	61.37%	$51,141,505	70.05%
Due or callable after one year through two years	15,808,885	23.53	11,638,090	15.94
Due or callable after two years through three years	3,962,330	5.90	3,808,800	5.22
Due or callable after three years through four years	1,721,440	2.56	1,457,280	2.00
Due or callable after four years through five years	778,950	1.16	1,203,500	1.65
Thereafter	3,682,830	5.48	3,749,380	5.14

Total par value	67,196,260	100.00%	72,998,555	100.00%

Bond premiums	47,048		49,537
Bond discounts	(24,458)		(27,542)
Hedge valuation basis adjustments	461,799		387,371
Hedge basis adjustments on terminated hedges	146,990		119,500
FVO - valuation adjustments and accrued interest	10,963		8,122

Total bonds	$67,838,602		$73,535,543

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable Bonds

	September 30, 2015	December 31, 2014
Callable	$7,930,500	$11,484,500
Non-Callable	$59,265,760	$61,514,055

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	September 30, 2015	December 31, 2014
Par value	$47,073,251	$50,054,103
Amortized cost	$47,044,720	$50,041,041
FVO (a) - valuation adjustments and remaining accretion	15,734	3,064
Total discount notes	$47,060,454	$50,044,105
Weighted average interest rate	0.16%	0.08%

(a)         Carrying values of discount notes elected under the FVO include valuation adjustments to recognize changes in fair values.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  Valuation adjustments included significant cumulative unaccreted discounts as the remaining terms on notes outstanding at September 30, 2015 were significant relative to their original contractual terms.  Unaccreted discounts or accrued unpaid interest expenses are included in the entire fair value on debt instruments elected under the FVO.  If held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (par amounts, in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2015	December 31, 2014
Discount Notes designated under FVO (a)	$9,922,071	$7,886,963

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.  For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (par amounts, in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2015	December 31, 2014
Discount notes hedged under qualifying hedge (a)	$1,465,000	$1,256,000

(a)         Par amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence typically for periods up to 15 years.  In this strategy, the discount note expense, which resets every 91 days, is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.  For more information, see financial statements, Cash Flow Hedges in Note 15. Derivatives and Hedging Activities.

Recent Rating Actions

Table 7.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at October 31, 2015.

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

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $113.2 million and $120.5 million at September 30, 2015 and December 31, 2014.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities — Amounts outstanding were $132.8 million and $122.4 million at September 30, 2015 and December 31, 2014.  Other liabilities comprised of unfunded pension liabilities, pass through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.  Other liabilities increased at September 30, 2015, primarily due to increases in pass-through reserves and miscellaneous liabilities.  For more information about pass-through reserves, see financial statements, Note 3. Cash and Due from Banks.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:             Stockholders’ Capital

	September 30, 2015	December 31, 2014
Capital Stock (a)	$5,285,781	$5,580,073
Unrestricted retained earnings (b)	886,681	862,672
Restricted retained earnings (c)	269,384	220,099
Accumulated Other Comprehensive Loss	(163,630)	(136,986)
Total Capital	$6,278,216	$6,525,858

(a)         Stockholders’ Capital — Capital stock declined by $294.3 million primarily due to decrease in advances outstanding and a corresponding decrease in the required “activity” stock to collateralize advances.  When an advance matures or is prepaid, the excess capital stock is re-purchased by the FHLBNY.  For more information about activity and membership stock, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the FHLBNY’s most recent Form 10-K filed on March 23, 2015.

(b)         Unrestricted retained earnings — Net Income for the nine months ended September 30, 2015 was $246.4 million; $49.3 million was set aside towards Restricted retained earnings.  From the remaining amounts, we paid $173.1 million to members as dividends in the nine months ended September 30, 2015.  As a result, Unrestricted retained earnings increased by $24.0 million to $886.7 million at September 30, 2015.

(c)          Restricted retained earnings — Restricted retained earnings at September 30, 2015 have grown to $269.4 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the restricted retained earnings account (at the FHLBNY) until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  By way of reference, if the Restricted retained earnings target was to be calculated at September 30, 2015, the target amount would be $1.1 billion based on the FHLBNY’s average consolidated obligations outstanding in the quarter.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10-K filed on March 23, 2015.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:             Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	September 30, 2015	December 31, 2014

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(38,630)	$(44,283)
Net unrealized gains on available-for-sale securities (b)	12,320	15,374
Net unrealized losses on hedging activities (c)	(117,028)	(86,667)
Employee supplemental retirement plans (d)	(20,292)	(21,410)
Total Accumulated other comprehensive loss	$(163,630)	$(136,986)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at September 30, 2015, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.  Additional OTTI credit loss of $90.0 thousand was recorded during the nine months ended September 30, 2015 as a re-impairment on previously impaired security.  The non-credit OTTI loss was $227.0 thousand.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and the grantor trust fund classified as available-for-sale.  The pricing of the securities in the MBS securities in the AFS portfolio were substantially all in unrealized gain positions at September 30, 2015 and December 31, 2014.

(c)          Cash flow hedge losses — Balances represent unrealized valuation losses on interest rate swaps in cash flow “rollover” strategies that hedged the variability of 91-day discount notes, which will be issued in sequence typically for periods up to 15 years.  Fair values of the swaps were in net unrealized loss positions since the payments to swap dealers are fixed-rates that were higher than the LIBOR indexed payments due from the swap dealers.  Valuation losses have increased due to decline in the forecasted swap rates along the longer end of the swap yield curve at September 30, 2015 relative to December 31, 2014, and fair values of interest rate swaps in this hedging strategy will move favorably when long-term swap rates rise, and unfavorably when long-term swap rates fall.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.

Hedges of anticipatory issuance of debt — From time to time, the FHLBNY executes interest rate swaps to mitigate interest rate exposure of a future issuance of debt.  When the debt is issued, the swap is terminated and realized gains or losses are recorded in AOCI and amortized to debt interest expenses as a yield adjustment.  If the swap is outstanding, the effective portion of its fair value is also recorded in AOCI.  Open contracts at September 30, 2015 and December 31, 2014 were carried at unrealized fair value losses of $1.0 million and $0.2 million.  For closed contracts, unamortized realized net losses were $5.7 million at September 30, 2015 and December 31, 2014.  It is expected that over the next 12 months, $2.0 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

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

The following table summarizes dividends paid and payout ratios:

Table 8.3:             Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2015	September 30, 2014
Cash dividends paid per share	$3.19	$3.17
Dividends paid (a) (c)	$173,133	$173,605
Pay-out ratio (b)	70.26%	72.98%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of September 30, 2015 and December 31, 2014:

Table 9.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2015 Notional Amount (in millions)	December 31, 2014 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$3	$2
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$180	$155
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$5	$15
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$12,891	$13,458
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$2,284	$2,067
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$32,005	$28,285
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$6	$6
Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate non-putable advance converted to a LIBOR floating rate; matched to non-putable advance accounted for under fair value option	Fair Value Option	$1,698	$—

Table 9.2:                                       Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2015 Notional Amount (in millions)	December 31, 2014 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$30	$180
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Economic Hedge of Fair Value Risk	$15	$15
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$4,977	$9,436
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$135	$120
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$22,345	$25,144
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$44	$78
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,465	$1,256
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$2,985	$500
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$1,950	$1,125
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$11,505	$18,390
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$9,922	$7,887

Table 9.3:                                       Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2015 Notional Amount (in millions)	December 31, 2014 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$62	$220

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:                                       Derivatives Financial Instruments by Product

	September 30, 2015		December 31, 2014
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$47,365,038	$(1,612,909)	$43,980,252	$(1,585,924)
Consolidated obligation fair value hedges	27,457,005	458,925	34,699,825	383,600
Cash Flow-anticipated transactions	1,509,000	(111,295)	1,333,600	(80,966)
Derivatives not designated as hedging instruments (b)
Advances hedges	9,278	23	8,200	67
Consolidated obligation hedges	3,030,000	(149)	695,000	(297)
Mortgage delivery commitments	24,017	114	15,536	44
Balance sheet	2,692,000	5,866	2,692,000	7,539
Intermediary positions hedges	62,000	64	220,000	73
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	1,698,000	(588)	—	—
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligation bonds	13,455,065	2,562	19,515,080	(1,533)
Interest rate swaps-consolidated obligation discount notes	9,922,071	2,219	7,886,963	(48)

Total notional and fair value	$107,223,474	$(1,255,168)	$111,046,456	$(1,277,445)

Total derivatives, excluding accrued interest		$(1,255,168)		$(1,277,445)
Cash collateral pledged to counterparties (d)		1,105,861		1,128,588
Cash collateral received from counterparties		(34,680)		(143,238)
Accrued interest		(19,443)		(14,024)

Net derivative balance		$(203,430)		$(306,119)

Net derivative asset balance (d)		$86,479		$39,123
Net derivative liability balance		(289,909)		(345,242)

Net derivative balance		$(203,430)		$(306,119)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Net derivative asset balance included $78.3 million and $28.9 million of excess cash collateral/margins posted by the FHLBNY to derivative counterparties at September 30, 2015 and December 31, 2014.  Excess margins are typically the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

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

Derivatives Counterparty Credit Ratings

The following tables provide NRSRO ratings, notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the counterparties were in gain positions, the fair values and notional amounts are grouped together (in thousands):

Table 9.5:                                       Derivatives Counterparty Credit Ratings

	September 30, 2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$15,000	$35	$—	$35	$—	$35
Triple-B	300,125	1,058	(900)	158		158
Cleared derivatives	67,772,650	41,160	(33,780)	7,380	—	7,380
Excess margins posted on cleared derivatives	—	—	78,265	78,265	—	78,265

Total derivative positions with non-member counterparties to which the Bank had credit exposure	68,087,775	42,253	43,585	85,838	—	85,838
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	31,000	527	—	527	(527)	—

Delivery Commitments
Derivative position with delivery commitments	24,017	114	—	114	(114)	—

Total derivative position with members	55,017	641	—	641	(641)	—

Derivative positions with credit exposure	68,142,792	$42,894	$43,585	$86,479	$(641)	$85,838

Derivative positions without fair value credit exposure	39,080,682

Total notional	$107,223,474

	December 31, 2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A	$65,000	$49	$—	$49	$—	$49
Single-A	6,837,693	38,415	(29,449)	8,966	—	8,966
Cleared derivatives	56,664,433	113,651	(87,610)	26,041	—	26,041
Excess margins posted on cleared derivatives	—	—	2,927	2,927	—	2,927

Total derivative positions with non-member counterparties to which the Bank had credit exposure	63,567,126	152,115	(114,132)	37,983	—	37,983
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	110,000	1,096	—	1,096	(1,096)	—

Delivery Commitments
Derivative position with delivery commitments	15,536	44	—	44	(44)	—

Total derivative position with members	125,536	1,140	—	1,140	(1,140)	—

Derivative positions with credit exposure	63,692,662	$153,255	$(114,132)	$39,123	$(1,140)	$37,983

Derivative positions without fair value credit exposure	47,353,794

Total notional	$111,046,456

(a)             Includes excess margins posted to counterparties and to a Derivative Clearing Organization on derivatives that were classified as derivative assets, which are an exposure for the FHLBNY.

(b)             Members pledge non-cash collateral to fully collateralize their exposures.  Non-cash collateral is not deducted from net derivative assets on the balance sheet.

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) derivatives were $39.4 billion and $51.1 billion at September 30, 2015 and December 31, 2014.  For bilateral executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  We do not expect to post additional collateral.  The FHLBNY is rated AA+/stable by S&P’s and Aaa/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared derivatives at September 30, 2015 and December 31, 2014 were $67.8 billion and $59.8 billion.  For cleared OTC derivatives, margin requirements are determined by the DCO, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at September 30, 2015 or December 31, 2014.

Collateral and margin posted — Cash collateral, $1.1 billion, were posted to swap dealers and the DCO at September 30, 2015 and December 31, 2014.  After posting cash collateral, the fair values of our derivative instruments that were in a net liability position at September 30, 2015 and December 31, 2014 were approximately

$289.9 million and $345.2 million, and represented the swap counterparties exposures in the event of non-performance by the FHLBNY to the swap contracts.

On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $46.0 million at September 30, 2015 and $56.0 million at December 31, 2014.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional amounts and fair values by country of incorporation.  (dollars in thousands):

Table 9.6:                                       FHLBNY Exposure Concentration (a)

		September 30, 2015
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparty (ies)	U.S.A. (c)	$67,787,650	63.22%	$85,680	99.08%
Counterparty (ies)	United Kingdom	300,125	0.28	158	0.18
Member and Delivery Commitments	U.S.A.	55,017	0.05	641	0.74

Total Credit Exposure (Fair values, net) - Balance sheet assets		68,142,792	63.55	$86,479	100.00%

Counterparties (Liability position)				Fair Value

Counterparty (ies)	U.S.A.	26,683,137	24.89	$(244,474)
Counterparty (ies)	Germany	6,272,500	5.85	(30,149)
Counterparty (ies)	United Kingdom	3,604,998	3.36	(9,195)
Counterparty (ies)	Switzerland	1,559,047	1.45	(79)
Counterparty (ies)	France	835,000	0.78	(1,539)
Counterparty (ies)	Canada	126,000	0.12	(4,473)
		39,080,682	36.45	$(289,909)

Total notional		$107,223,474	100.00%

		December 31, 2014
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparty (ies)	U.S.A. (c)	$65,567,335	59.05%	$37,983	97.09%
Member and Delivery Commitments	U.S.A.	115,536	0.10	1,140	2.91

Total Credit Exposure (Fair values, net) - Balance sheet assets		65,682,871	59.15	$39,123	100.00%

Counterparties (Liability position)				Fair Value

Counterparty (ies)	U.S.A.	26,342,979	23.72	$245,789
Counterparty (ies)	United Kingdom	7,726,211	6.96	48,938
Counterparty (ies)	Germany	7,297,600	6.57	31,365
Counterparty (ies)	Switzerland	2,636,795	2.37	10,055
Counterparty (ies)	France	1,197,000	1.08	646
Counterparty (ies)	Canada	153,000	0.14	8,447
Member	U.S.A.	10,000	0.01	2
		45,363,585	40.85	$345,242

Total notional		$111,046,456	100.00%

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

(c)          Includes cleared swaps at a Derivative clearing organization - notional amounts of $67.8 billion and $59.8 billion at September 30, 2015 and December 31, 2014.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 9.7:                                       Notional and Fair Value by Contractual Maturity

	September 30, 2015		December 31, 2014
	Notional	Fair Value (a)	Notional	Fair Value (a)

Maturity less than one year	$49,429,844	$(124,311)	$51,024,481	$(29,023)
Maturity from one year to less than three years	35,339,772	(418,944)	32,975,101	(683,825)
Maturity from three years to less than five years	10,268,736	(347,792)	13,912,725	(286,425)
Maturity from five years or greater	12,161,105	(364,235)	13,118,613	(278,216)
Delivery Commitments	24,017	114	15,536	44
	$107,223,474	$(1,255,168)	$111,046,456	$(1,277,445)

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

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2015	$1,047	$80,560	$79,513
June 30, 2015	1,131	79,681	78,550
March 31, 2015	1,502	87,096	85,594
December 31, 2014	1,876	85,552	83,676

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2015	$5,332	$27,632	$22,300
June 30, 2015	7,005	25,289	18,284
March 31, 2015	7,170	26,994	19,824
December 31, 2014	7,108	22,966	15,858

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2015	$2,358	$27,300	$24,942
June 30, 2015	2,130	24,961	22,831
March 31, 2015	4,019	26,596	22,577
December 31, 2014	2,975	22,881	19,906

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

Cash flows

Cash and due from banks was $1.0 billion at September 30, 2015 and $6.5 billion at December 31, 2014.  Excess liquidity at September 30, 2015 had been invested in overnight secured lending and unsecured investment in the federal funds market, and explains the decline in cash balances.  See Table 5.10 for a fuller understanding of cash held at the FRBNY.  Also see Statements of Cash Flows in the financial statements.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities was $463.4 million in the year-to-date period ended September 30, 2015, compared to $444.6 million in the same period last year.  By way of comparison, Net income was $246.4 million in the current year period and $237.9 million in the prior year period.

Net cash flows were higher than Net income largely as a result of adjustments for non-cash fair value adjustments on derivatives and hedging activities and derivative financing elements, which contributed $174.8 million and $178.3 million in the current year period and prior year period.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts, which represented interest payments to swap counterparties for the off-market swaps, were classified as Financing activities rather than Operating activities.

Cash flows used in investing activities — Investing activities resulted in $4.6 billion in favorable net cash inflows in the current year-to-date period primarily due to prepayments of advances.  In the same period last year, investing activities were a net user of $8.8 billion of funds primarily due to increase in advances.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014

Outstanding at end of the period (a)	$47,060,454	$50,044,105	$15,863,475	$19,808,075
Weighted-average rate at end of the period	0.16%	0.08%	0.21%	0.13%
Average outstanding for the period (a)	$44,612,266	$38,712,726	$14,704,393	$27,812,583
Weighted-average rate for the period	0.12%	0.08%	0.17%	0.13%
Highest outstanding at any month-end (a)	$50,143,718	$50,044,105	$19,004,075	$33,847,000

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

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities.  In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the FHFA (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules).

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and financial end-users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement.  The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity.

The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end-users (generally cash, certain government and GSE securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that, cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.

The Final Margin Rules will require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The variation margin requirement under the Final Margin Rules will become effective for the FHLBanks on March 1, 2017, and the initial margin requirement under the Final Margin Rules is expected to become effective for the FHLBanks on September 1, 2020.

No FHLBank is a Covered Swap Entity under the Final Margin Rules. But, the FHLBanks are financial end-users under the Final Margin Rules, and would likely have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective.

Because each FHLBank is currently posting and collecting variation margin on non-cleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material impact on FHLBank costs. However, when the initial margin requirements under the Final Margin Rules become effective, each FHLBank anticipates that its cost of engaging in non-cleared swaps may increase.

The Commodity Futures Trading Commission (CFTC) and the SEC are expected to adopt their own versions of the Final Margin Rules that will be comparable to the Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

FHFA Core Mission Achievement Advisory Bulletin 2015-05. On July 14, 2015, the FHFA issued an advisory bulletin that provides guidance relating to a core mission asset ratio by which the FHFA will assess each FHLBank’s core mission achievement.  The FHFA plans to assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be calculated at year-end 2015, and annually thereafter as part of the FHFA’s examination process, using annual average par values.

The advisory bulletin provides the FHFA’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•                  when the ratio is at least 70% or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•                  when the ratio is at least 55% but less than 70%, the strategic plan should explain the FHLBank’s plan to increase its mission focus; and

•                  when the ratio is below 55%, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55% over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, rates at September 2014, December 2014, March 2015, June 2015 and September 2015 were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the third quarter of 2014 and the third quarter of 2015):

	Base Case DOE	-200bps DOE	+200bps DOE
September 30, 2015	-1.02	N/A	0.88
June 30, 2015	-0.35	N/A	1.02
March 31, 2015	-0.74	N/A	0.87
December 31, 2014	-0.73	N/A	1.03
September 30, 2014	-0.36	N/A	1.14

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

One Year Re-pricing Gap
September 30, 2015	$5.646 Billion
June 30, 2015	$5.323 Billion
March 31, 2015	$5.596 Billion
December 31, 2014	$5.704 Billion
September 30, 2014	$5.675 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2014 and the third quarter of 2015):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
September 30, 2015	N/A	8.80%
June 30, 2015	N/A	7.33%
March 31, 2015	N/A	9.42%
December 31, 2014	N/A	6.94%
September 30, 2014	N/A	5.47%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2014 and the third quarter of 2015):

	Down-shock Change in MVE	+200bps Change in MVE
September 30, 2015	N/A	0.01%
June 30, 2015	N/A	-0.66%
March 31, 2015	N/A	0.09%
December 31, 2014	N/A	-0.42%
September 30, 2014	N/A	-0.70%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of September 30, 2015 and December 31, 2014 (in millions):

	Interest Rate Sensitivity
	September 30, 2015
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$16,396	$141	$461	$365	$1,452
MBS Investments	6,919	363	1,645	1,793	3,189
Adjustable-rate loans and advances	24,032	—	—	—	—
Net unswapped	47,347	504	2,106	2,158	4,641

Fixed-rate loans and advances	18,848	8,244	20,456	9,758	7,807
Swaps hedging advances	43,016	(7,399)	(18,841)	(9,030)	(7,746)
Net fixed-rate loans and advances	61,864	845	1,615	728	61

Total interest-earning assets	$109,211	$1,349	$3,721	$2,886	$4,702

Interest-bearing liabilities:
Deposits	$1,009	$2	$—	$—	$—

Discount notes	44,674	2,384	—	—	—
Swapped discount notes	421	(1,886)	—	—	1,465
Net discount notes	45,095	498	—	—	1,465

Consolidated Obligation Bonds
FHLBank bonds	26,956	13,724	18,062	3,472	5,154
Swaps hedging bonds	30,492	(12,862)	(14,398)	(1,206)	(2,026)
Net FHLBank bonds	57,448	862	3,664	2,266	3,128

Total interest-bearing liabilities	$103,552	$1,362	$3,664	$2,266	$4,593
Post hedge gaps (a):
Periodic gap	$5,659	$(13)	$57	$620	$109
Cumulative gaps	$5,659	$5,646	$5,703	$6,323	$6,432

	Interest Rate Sensitivity
	December 31, 2014
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$19,240	$123	$410	$324	$1,247
MBS Investments	6,663	284	1,099	2,253	3,319
Adjustable-rate loans and advances	31,969	—	—	—	—
Net unswapped	57,872	407	1,509	2,577	4,566

Fixed-rate loans and advances	19,256	8,590	18,888	10,206	8,309
Swaps hedging advances	40,978	(5,916)	(17,578)	(9,309)	(8,175)
Net fixed-rate loans and advances	60,234	2,674	1,310	897	134

Total interest-earning assets	$118,106	$3,081	$2,819	$3,474	$4,700

Interest-bearing liabilities:
Deposits	$2,125	$4	$—	$—	$—

Discount notes	45,421	4,624	—	—	—
Swapped discount notes	1,789	(3,045)	—	—	1,256
Net discount notes	47,210	1,579	—	—	1,256

Consolidated Obligation Bonds
FHLBank bonds	27,331	16,590	18,411	4,997	5,815
Swaps hedging bonds	36,510	(15,866)	(15,352)	(2,596)	(2,696)
Net FHLBank bonds	63,841	724	3,059	2,401	3,119

Total interest-bearing liabilities	$113,176	$2,307	$3,059	$2,401	$4,375
Post hedge gaps (a):
Periodic gap	$4,930	$774	$(240)	$1,073	$325
Cumulative gaps	$4,930	$5,704	$5,464	$6,537	$6,862

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2015.  Based on this evaluation, they concluded that as of September 30, 2015, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Federal Home Loan Bank of New York (“FHLBNY”) is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  An ongoing dispute over the termination value of multiple derivative transactions involving the FHLBNY was previously disclosed in Part I, Item 3 of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, Item 1 of the FHLBNY’s Quarterly Reports on Form 10-Q for the quarters ended, respectively, March 31, 2015 and June 30, 2015.

As previously reported in Part II, Item 1 of the FHLBNY’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, on July 17, 2015, the FHLBNY filed a motion to dismiss certain of the claims in the complaint filed by Lehman Brothers Holdings Inc. against the FHLBNY.  The motion was denied by an order dated September 24, 2015.  The parties are now engaged in pre-trial proceedings, including the exchange of documents, and trial is currently scheduled to commence in the spring of 2017.

The FHLBNY intends to vigorously defend against LBHI’s complaint and pursue its claims against LBSF and LBHI, as guarantor.  The amount the FHLBNY actually recovers or pays cannot be determined at this time and will ultimately be decided in the course of this litigation.

Additional information about the foregoing matter can be found in Note 17 of the financial statements in this Quarterly Report on Form 10-Q, which information primarily restates that which is set forth at Part I, Item 3 of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, Item 1 of the FHLBNY’s Quarterly Reports on Form 10-Q for the quarters ended, respectively, March 31, 2015 and June 30, 2015.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the “Part I — Item 1A - Risk Factors” section of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

10.01	Federal Home Loan Bank of New York 2016 Director Compensation Policy effective as of January 1, 2016 (a)	X

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: November 12, 2015