Form 10-K
period 2015-12-31
Federal Home Loan Bank of New York
filed 2016-03-21
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2015, the aggregate par value of the common stock held by members of the registrant was approximately $5,308,812,400.  At February 29, 2016, 55,127,892 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2015 Annual Report on Form 10-K

ITEM 1.                                                BUSINESS.

General

The Federal Home Loan Bank of New York (“we,” “us,” “our,” “the Bank” or the “FHLBNY”) is a federally chartered corporation exempt from federal, state and local taxes except local real property taxes.  It is one of eleven district Federal Home Loan Banks (“FHLBanks”).  The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”).  Each FHLBank is a cooperative owned by member institutions located within a defined geographic district.  The members purchase capital stock in the FHLBank and generally receive dividends on their capital stock investment.  Our defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  We provide a readily available, low-cost source of funds for our member institutions.

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

All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district.  Community development financial institutions (“CDFIs”) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members of a FHLBank.  Two CDFIs were members of the FHLBNY at December 31, 2015.

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

We obtain our funds from several sources.  A primary source is the issuance of FHLBank debt instruments, called consolidated obligations, to the public.  The issuance and servicing of consolidated obligations are performed by the Office of Finance, the fiscal agent for the issuance and servicing of consolidated obligations on behalf of the 11 FHLBanks.  These debt instruments represent the joint and several obligations of all the FHLBanks.  Because the FHLBanks’ consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody’s Investors Service (Moody’s) and AA+/A-1+ with a stable outlook by Standard & Poor’s Rating Services (“S&P” or “Standard & Poor’s”) and because of the FHLBanks’ GSE status, the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields.  Additional sources of funding are member deposits, other borrowings, and the issuance of capital stock.  Deposits may be accepted from member financial institutions and federal instrumentalities.

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

In 2011, the 11 FHLBanks entered into a Joint Capital Enhancement Agreement (“Capital Agreement”).  The Capital Agreement is intended to enhance the capital position of each FHLBanks, each FHLBanks will contribute 20% of its Net income each quarter to its own restricted retained earnings account at the FHLBank until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.  These restricted retained earnings will not be available to pay dividends.

The FHLBNY is supervised by the Federal Housing Finance Agency (“FHFA” or the “Finance Agency”), the independent Federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae).  The FHFA’s stated mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

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

Market Area

Our market area is the same as the membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  Institutions that are members of the FHLBNY must have their charter or principal places of business within this market area but may also operate elsewhere.  We had 329 and 332 members at December 31, 2015 and 2014.

The most recent market analysis performed using September 30, 2015 data indicated that in our district, there were approximately 38 non-member bank and thrift institutions and approximately 493 non-member credit unions.  Of these, we consider approximately 33 as appropriate candidates for membership.  Due to the high rating requirements, there are a limited number of non-member insurance companies eligible for membership. An institution is deemed eligible if they meet FHFA and FHLBNY requirements.

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

The following table summarizes our members by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies	Institution	Total

December 31, 2015	140	87	86	14	2	329

December 31, 2014	145	94	84	7	2	332

Business Segments

We manage our operations as a single business segment.  Management and our Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.

Our cooperative structure permits us to expand and contract with demand for advances and changes in membership.  When advances are paid down, either because the member no longer needs the funds or because the member has been acquired by a non-member and the former member decides to prepay advances, the stock associated with the advances is immediately redeemed.  When advances are paid before maturity, we collect fees that make us financially indifferent to the prepayment.  Our operating expenses are low, about 8 basis points on average assets.  Dividend capacity, which is a function of net income and the amount of stock outstanding, is largely unaffected by the prepayment since future stock and future income are reduced more or less proportionately.  We believe that we will be able to meet our financial obligations and continue to deliver balanced value to members, even if advance demand drops significantly or if membership declines.

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

We offer our members several correspondent banking services as well as safekeeping services.  The fee income that is generated from these services is not significant.  We also issue standby letters of credit on behalf of members for a fee.  The total income derived from all such sources, and other incidental income and expenses was about $10.7 million in 2015, $10.3 million and $9.1 million in 2014 and 2013.  On an infrequent basis, we may act as an intermediary to purchase derivative instruments for members.

We provide our members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  We accomplish this by purchasing eligible conforming fixed-rate mortgages originated or purchased by our members.  Purchases are at negotiated market rates.  For more information, see Acquired Member Assets Programs below and in the financial statements, Note 8.  Mortgage Loans Held-for-portfolio.  However, we do not expect the program to become a significant factor in our operations.  The interest revenues derived from this program were $81.1 million in 2015, $71.5 million and $68.3 million in 2014 and 2013.  The revenues were not a significant source of interest income.

We invest in short-term assets to bolster our liquidity, and invest in long-term mortgage-related securities, primarily mortgage-backed securities to enhance earnings.  The interest income derived from investments were $288.7 million, $286.0 million and $274.8 million in 2015, 2014 and 2013 represented 28.9%, 34.2% and 34.9% of total interest income for those years.

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

Advances to members, including former members, constituted 76.2% and 74.4% of our total assets of $123.2 billion and $132.8 billion at December 31, 2015 and 2014.  In terms of revenues, interest income derived from advances were $627.9 million, $478.7 million and $444.6 million, representing 62.9%, 57.2% and 56.4% of total interest income in 2015, 2014 and 2013.  Most of our critical functions are directed at supporting the borrowing needs of our members, and monitoring the members’ associated collateral positions.  For more information about advances, including our underwriting standards, see financial statements, Note 7. Advances; also see Tables 3.1 to 3.9 and the accompanying discussions in this MD&A.

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

Affordable Housing Program and Other Mission Related Programs

Federal Housing Finance Agency regulation Part 1292.5 (“Community Investment Cash Advance Programs”) states in general that each FHLBank shall establish an Affordable Housing Program in accordance with Part 1291, and a Community Investment Program.  As more fully discussed under the section “Assessments” in this Form 10-K, the 11 FHLBanks together, must annually allocate for the Affordable Housing Program the greater of $100 million or 10% of regulatory defined net income.  For more information, see Background in the MD&A, and financial statements, Note 11.  Affordable Housing Program.

The FHLBank may also offer a Rural Development Advance program, an Urban Development Advance program, and other Community Investment Cash Advance programs.

Affordable Housing Program (“AHP”).  We meet this requirement by allocating 10% of regulatory defined net income to our Affordable Housing Program each year.  The Affordable Housing Program helps our members meet their Community Reinvestment Act responsibilities.  The program gives members access to cash grants and subsidized, low-cost funding to create affordable rental and home ownership opportunities, including first-time homebuyer programs.  Within each year’s AHP allocation, we have established a set-aside program for first-time homebuyers called the First Home Clubsm.  The FHLBNY may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions.  Household income qualifications for the First Home Club are the same as for the competitive AHP.  Qualifying households can receive matched funds at a 4:1 ratio, up to $7,500 to help with closing costs and/or down payment assistance.  Households are also required to attend counseling seminars that address personal budgeting and home ownership skills training.  For each household that completes the purchase of their first home, we provide up to $500 to the sponsoring member bank to defray the cost of counseling.

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

Investments

We maintain portfolios of investments to provide additional earnings and for liquidity purposes.  Investment income also bolsters our capacity to fund Affordable Housing Program projects, and to cover operating expenditures. To help ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term investments issued by highly-rated, high credit quality financial institutions.  The investments may include overnight Federal funds, term Federal funds, securities purchased under agreements to resell, interest-bearing deposits, and certificates of deposit.  We further enhance our interest income by holding long-term investments classified as either held-to-maturity or as available-for-sale.  These portfolios primarily consist of mortgage-backed securities issued by government-sponsored mortgage enterprises.  Our long-term investments also include a small portfolio of privately issued mortgage-backed and residential asset-backed securities that were primarily acquired prior to 2004, bonds issued by housing finance agencies, and a FHLBNY owned Grantor Trust.

For more information, see financial statements, Note 4. Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreements to Resell, Note 5. Held-To-Maturity Securities, and Note 6. Available-for-Sale Securities.  Also see Tables 4.1 through 4.11 and accompanying discussions in this MD&A.

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as consolidated obligations, in the U.S. and global capital markets.  Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 11 FHLBanks.  Consolidated obligations are not obligations of the United States, and the United States does not guarantee them.  The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  The Office of Finance (or the “OF”) has authority to issue joint and several debt on behalf of the FHLBanks.  At December 31, 2015 and 2014, the par amounts of consolidated obligations outstanding, bonds and discount notes for all 11 FHLBanks was $0.9 trillion and $0.8 trillion, including $114.1 billion and $123.1 billion issued by the FHLBNY and outstanding at those dates.

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

Consolidated Obligations Bonds. Consolidated bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks. They can be issued and distributed through negotiated or competitive bidding transactions with approved underwriters or bidding group members. Consolidated bonds generally carry fixed- or variable-rate payment terms and have maturities ranging from one month to 30 years.

The Global Debt Program — The FHLBanks issue global bullet consolidated bonds. The FHLBanks and the Office of Finance maintain a debt issuance process for scheduled issuance of global bullet consolidated bonds. As part of this process, management from each FHLBank will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global bullet debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, each FHLBank receives an allocation of proceeds equal to either the larger of the FHLBank’s commitment or the ratio of the individual FHLBank’s regulatory capital to total regulatory capital of all of the FHLBanks. If the FHLBanks’ commitments exceed the minimum debt issue size, then the proceeds are allocated based on relative regulatory capital of the FHLBanks, with the allocation limited to either the lesser of the allocation amount or the actual commitment amount. The FHLBanks can, however, pass on any scheduled calendar slot and decline to issue any global bullet consolidated bonds upon agreement of at least eight of the FHLBanks.

TAP Issue Program — The FHLBanks use the TAP Issue Program to issue fixed-rate, noncallable (bullet) bonds. This program uses specific maturities that may be reopened daily through competitive auctions. The goal of the TAP Issue Program is to aggregate frequent smaller fixed-rate funding needs into a larger bond issue that may have greater market liquidity.

Consolidated Obligation Discount Notes. On a daily basis, FHLBanks may request that specific amounts of consolidated discount notes with specific maturity dates be offered by the Office of Finance for sale through certain securities dealers. The Office of Finance commits to issue consolidated discount notes on behalf of the requesting FHLBanks after dealers submit orders for the specific consolidated discount notes offered for sale. The FHLBanks receive funding based on the time of their request, the rate requested for issuance, the trade date, the settlement date, and the maturity date. However, an FHLBank may receive less than requested (or may not receive any funding) because of investor demand and competing FHLBank requests for the particular funding that the FHLBank is requesting. These consolidated discount notes have a maturity range of one day to one year, are generally issued at or below par, and mature at par.

Twice weekly, one or more of the FHLBanks may also request that specific amounts of consolidated discount notes with fixed maturities of four, nine, 13, and 26 weeks be offered by the Office of Finance through competitive auctions conducted with securities dealers in the consolidated discount note selling group. The consolidated discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay. The FHLBanks receive funding based on their requests at a weighted-average rate of the winning bids from the dealers. If the bids submitted are less than the total of the FHLBanks’ requests, an FHLBank receives funding based on that FHLBank’s regulatory capital relative to the regulatory capital of other FHLBanks offering consolidated discount notes.

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

Retained Earnings and Dividends

The Bank’s Retained Earnings and Dividends policy (the “Policy”) is a Board approved policy, the objectives of which is to preserve the value of our members’ investment with us, and to provide members with a reasonable dividend.  The Policy also states that we want to provide returns on the investment in the Bank’s stock that are sufficient to attract and retain members, and that do not discourage member borrowing.  The Bank’s level of Unrestricted retained earnings should provide management with a high degree of confidence that estimable losses under simulated stressful conditions and scenarios will not impair paid-in capital, thereby preserving the par value of the stock.  Additionally, Unrestricted retained earnings should be available to supplement dividends when earnings are low or losses occur.  Our ability to pay dividends and any other distributions may be affected by standards under the Policy.

The Policy establishes (1)  a minimum level of Unrestricted retained earnings equal to the Bank’s “Total Risk Exposure”.  The Total Risk Exposure is estimated under simulated stressful conditions and scenarios, within a defined confidence interval, on market, credit, and operational risks as well as GAAP accounting related to the fair values of certain financial instruments; (2) the priority of contributions to retained earnings relative to other distributions of income; (3) the target level of Unrestricted retained earnings, based on the Total Risk Exposure, and (4) a timeline to achieve the targets and to ensure maintenance of appropriate levels of unrestricted retained earnings.

The Bank may pay dividends from Unrestricted retained earnings and current net income.  Per Finance Agency regulations, our Board of Directors may declare and pay dividends in either cash or capital stock; our practice has been to pay dividends in cash.  Our dividends and our dividend policy are subject to Finance Agency regulations and policies.

To achieve the Bank’s strategic plans and business objectives within the Bank’s risk appetite, Management had determined Unrestricted retained earnings target to be  $865 million and $840 million for 2015 and 2014.  At December 31, 2015 and 2014, actual Unrestricted retained earnings was $967.1 million  and $862.7 million, and Restricted retained earnings was $303.1 million and $220.1 million at the two dates.  The balance in Accumulated other comprehensive income (AOCI), a component of stockholders’ equity, was a loss of $135.7 million and $136.7 million at December 31, 2015 and 2014.  Throughout 2015 and 2014, actual Unrestricted retained earnings were greater than the Bank’s Total Risk Exposure.  As of December 31, 2015 and 2014, the Total Risk Exposure was measured at $743.2 million and $583 million.  For 2016, Management has established an Unrestricted retained earnings target of $885 million.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	December 31,
	2015	2014	2013

Retained earnings, beginning of year	$1,082,771	$998,526	$893,752
Net Income for the year	414,811	314,923	304,642
	1,497,582	1,313,449	1,198,394
Dividends paid in the year (a)	(227,443)	(230,678)	(199,868)

Retained earnings, end of year	$1,270,139	$1,082,771	$998,526

(a) Dividends are paid in arrears in the second month after quarter end. Dividends are not accrued at quarter end.

Competition

Demand for advances is affected by (among other things) the availability and cost to members of alternate sources of liquidity, including retail deposits and wholesale funding options such as brokered deposits, repurchase agreements and Federal Funds.  Historically, members have grown their assets at a faster pace than retail deposits and capital creating a funding gap.  We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps.  Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers and firms capitalizing on wholesale funding platforms (e.g. “CDARS,” the Certificate of Deposit Account Registry Service).  Certain members may have access to alternative wholesale funding sources such as lines of credit, wholesale CD programs, brokered CDs, deposit thru listing service, and sales of securities under agreements to repurchase.  Of these wholesale funding sources, the brokered CD market is our number one threat as members continue to increase their usage.  An emerging competitor is Deposit Thru Listing Services, which are financial institutions that charge a subscription fee to help banks gather deposits.  We have seen a gradual uptick of these wholesale deposits and thus, have added them to our Market Share Analysis and will enhance our monitoring of the service.  CDARs borrowing activity has been flat, while Repo and Fed Funds have subsided compared to pre-crisis volume; we expect this trend to extend as advances and brokered CDs continue to take market share.  Large members may also have access to the national and global credit markets.  The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors.  Finally, in the most recent year, other FHLBanks have surfaced as a new competitor as they seek to court REITs and specialty finance companies in our district for membership through the formation of captive insurance companies in their districts.

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

There is considerable competition among high credit quality issuers in the markets for callable debt and derivatives.  The sale of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been, when available, an important source of competitively priced funding for the FHLBNY.  Therefore, the liquidity of markets for callable debt and derivatives is a determinant of our relative cost of funds.  There can be no assurance that the current breadth and depth of these markets will be sustained as it is heavily influenced by investor sentiment concerning rising rates and yields and availability of alternative investments.

We compete for the purchase of mortgage loans held-for-sale.  For single-family products, competition is primarily with Fannie Mae and Freddie Mac, principally on the basis of price, products, structures, and services offered.

Competition among the 11 member banks of the FHLBanks is limited.  A bank holding company with multiple banking charters may operate in more than one FHLBank.  If the member has a centralized treasury function, it is possible that there could be competition for advances.  A limited number of our member institutions are subsidiaries of financial holding companies with multiple charters and FHLBank memberships.  We do not believe, however, that the amount of advances borrowed by these entities, or the amount of capital stock held, is material in the context of its competitive environment.  Certain large member financial institutions operating in our district may borrow unsecured Federal funds from other FHLBanks.  We are not prohibited by regulation from purchasing short-term investments from our members, but we are not permitted to allow members to borrow unsecured funds from us.

Another source of competition is the acquisition of a FHLBNY member bank by a member of another FHLBank or by a non-member.  Under Finance Agency regulations, if the charter residing within our district is dissolved, the acquired institution is considered as a non-member and cannot borrow additional funds from us.  In addition, the non-member may not renew advances when they mature.  Our former members, who attained non-member status by virtue of being acquired, had advances borrowed and outstanding of $368.4 million and $362.1 million at December 31, 2015 and 2014.  Capital stock held by a former members is a non-member stock, which under Generally Accepted Accounting Principles in the United States (“GAAP”) is a liability.  The outstanding balances of such stock were $19.5 million and $19.2 million at December 31, 2015 and 2014.

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

Our shares of Class B stock are registered with the SEC under the Exchange Act, and we are subject to the information, disclosure, insider trading restrictions and other requirements under the Exchange Act.  We are not subject to the provisions of the Securities Act as amended.

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

Personnel

As of December 31, 2015, we had 273 full-time and no part-time employees.  As of December 31, 2014, we had 258 full-time and no part-time employees.  The employees are not represented by a collective bargaining unit, and we consider our relationship with employees to be good.

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

We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability.  We relieve the AHP liability as members use subsidies.  In periods where our regulatory income before Affordable Housing Program is zero or less, the amount of AHP liability is equal to zero.  If the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 11 FHLBanks.  There was no shortfall in the years ended 2015, 2014 and 2013.

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

Business Risks

A loss or change of business activities with large members could adversely affect the FHLBNY’s results of operations and financial condition.  We have a high concentration of advances with three member institutions, and a loss or change of business activities with any of these institutions could adversely affect our results of operations and financial condition.  Concentration risk for the FHLBNY is defined as the exposure to loss arising from a disproportionately large number of financial transactions with a limited number of individual customers, with a particular focus on members that have outstanding advances that account for more than 10% of advances by par value to the total par value of all advances outstanding as of a given date.  At December 31, 2015, three members accounted for 43.6% of total advances - Citibank, N.A. (15.8%), Metropolitan Life Insurance Company (13.4%), and combined holding by New York Community Bank and NY Commercial Bank (14.4%).

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

Withdrawal of one or more large members from our membership could result in a reduction of our total assets, capital, and net income.  If one or more of our large members were to prepay their advances or repay the advances as they came due and no other advances were made to replace them, it could also result in a reduction of our total assets, capital, and net income.  In the 2015 first quarter, $6.8 billion of advances were prepaid by a large member.  In the 2015 third quarter, Hudson City Savings Bank, FSB, a member bank was acquired by another member and $4.0 billion was prepaid in the 2015 fourth quarter.

While our analysis of the impact of the prepayments do not indicate a material adverse impact on our business and results of operations, however, these are the types of events that we consider to be potential negative factors that may arise from a high concentration of advances.  The timing and magnitude of the effect of a reduction in the amount of advances would depend on a number of factors, including:

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

At December 31, 2015, advances borrowed by insurance companies accounted for 17.0% of total advances (17.4% at December 31, 2014).  (See financial statements, Note 19. Segment Information and Concentration).  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void FHLBNY’s claims on collateral in the event of an insurance company failure.  Even if ultimately unsuccessful, such a legal challenge could result in a delay in the liquidation of collateral and a loss of market value.

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

Changes in interest rates could significantly affect the FHLBNY’s financial condition and results of operations.  We earn income primarily from the spread between interest earned on our outstanding advances, investments and shareholders’ capital, and interest paid on our consolidated obligations and other interest-bearing liabilities.  Although we use various methods and procedures to monitor and manage our exposure to changes in interest rates, we may experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa.  In either case, interest rate movements contrary to our position could negatively affect our financial condition and results of operations.  Moreover, the effect of changes in interest rates can be exacerbated by prepayment and extension risk, a risk that mortgage related assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below market yields when interest rates increase.  The possibility of negative interest rates on U.S. Treasury or other market instruments could adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and operating system issues, or having other adverse impacts on our business.

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

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.  The carrying value of our portfolio of private-label MBS was $282.2 million at December 31, 2015.  Since 2006, we have made no acquisitions of private-label MBS.  Our investments in private-label MBS are primarily backed by prime, subprime mortgage loans, and many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSROs.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our portfolio of investments in these securities.

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

We have also invested in securities issued by Housing Finance Agencies (“HFA”), which are held-to-maturity, with a carrying value of $825.1 million as of December 31, 2015.  Generally, the cash flows on these securities are based on the performance of the underlying loans, although these securities generally do include additional credit enhancements.  At the time of purchase, the HFA securities were rated double-A (or its equivalent rating), some have since been downgraded.  Further, the fair values of some of our HFA securities have also fallen, and gross unrealized losses on these securities totaled $42.4 million at December 31, 2015.  Although we have determined that none of these securities is other-than-temporarily impaired, should the underlying loans underperform our projections, we could realize credit losses from these securities.

A rise in delinquency rates on our investments in MPF loans or related adverse trends could adversely impact our results of operation and financial condition.  As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments.  Important factors in determining this allowance are the collateral values supporting our investments in conventional mortgage loans.  The allowance of $326 thousand at December 31, 2015 may prove insufficient if macroeconomic factors worsen, housing prices fall and collateral values decline.  To the extent those risks are realized, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

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

Operational Risks

The FHLBNY relies heavily on information systems and other technology.  We rely heavily on information systems and other technology to conduct and manage our business.  We have implemented a business continuity plan that includes the maintenance of alternate sites for data processing and office functions.  All critical systems are tested annually for recovery readiness and all business units update and test their respective disaster recovery plans annually. If we were to experience a failure or interruption in any of these systems or other technology and our disaster recovery capabilities were also impacted, it would affect our ability to conduct and manage our business effectively, including advance and hedging activities.  This may adversely affect member relations, risk management, and negatively affect our financial condition and results of operations.

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

On September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”), filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF filed for protection under Chapter 11 on October 3, 2008.  A Chapter 11 plan became effective on March 6, 2012.

At the time of LBHI’s bankruptcy filing, the FHLBNY had 356 interest rate swap and other derivative transactions outstanding with LBSF, with a total notional amount of $16.5 billion.  LBHI guaranteed LBSF’s contractual obligations to the FHLBNY.  On September 18, 2008, the FHLBNY terminated these transactions as permitted in the wake of LBHI’s bankruptcy filing.  The FHLBNY provided LBSF with a calculation showing that LBSF owed the FHLBNY approximately $65 million as a result of the termination, after giving effect to collateral posted by the FHLBNY with LBSF.  The FHLBNY filed timely proofs of claim as a creditor of LBSF and LBHI in the bankruptcy proceedings.  Given the dispute described below, the FHLBNY fully reserved the LBSF and LBHI receivables, as the timing and amount of any recovery is uncertain.

On July 23, 2010, the FHLBNY received a notice from LBSF claiming that the FHLBNY improperly calculated the termination payment, and that the FHLBNY owed LBSF a substantial amount.  Pursuant to bankruptcy court procedures, the parties mediated their dispute commencing in late 2010 and again in early 2015.  Both mediations concluded without a settlement.

On May 13, 2015, LBHI, on behalf of itself and LBSF, filed a complaint against the FHLBNY in the bankruptcy court, alleging, among other things, that the FHLBNY’s calculation of the termination payment breached its contract with LBSF and violated section 562 of the Bankruptcy Code.  The complaint seeks damages in excess of $150 million, plus pre-judgment contractual interest.  On August 3, 2015, the FHLBNY filed amended proofs of claim reducing the FHLBNY’s claims against LBSF and LBHI, as LBSF’s guarantor, to approximately $45 million.  On September 24, 2015, the bankruptcy court denied the FHLBNY’s motion to dismiss certain of the claims alleged in LBHI’s complaint.  The parties are now engaged in pre-trial proceedings, including the exchange of documents, and trial is currently scheduled to commence in 2017.

The FHLBNY is pursuing its claims against LBSF and LBHI in the LBHI litigation.  The FHLBNY intends to vigorously defend against LBHI’s complaint, which it believes to be without merit.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

All of the capital stock of the FHLBNY is owned by our members.  Stock may also be held by former members as a result of having been acquired by a non-member institution.  We conduct our business in advances and mortgages exclusively with stockholder members and housing associates (1).  There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded.  It may be redeemed at par value upon request, subject to regulatory limits.  The par value of all FHLBNY stock is $100 per share.  These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended.  At December 31, 2015, we had 329 members, who held 55,850,305 shares of capital stock between them.  At December 31, 2015, former members held 194,986 shares.  At December 31, 2014, we had 332 members, who held 55,800,730 shares of capital stock between them.  At December 31, 2014, former members held 192,004 shares.  Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

(1)         Housing associates are defined as entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity.  At December 31, 2015, we had 9 housing associates as members.  Advances made to housing associates totaled $5.7 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Dividends from a calendar quarter’s earnings are paid (a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition. (dollars in thousands):

	2015			2014			2013
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate
November	$54,507		4.10%	$57,287		4.05%	$53,923		4.00%
August	53,294		4.10	55,693		4.05	47,665		4.00
May	55,963		4.10	53,065		3.90	46,293		4.00
February	64,499		4.60	65,604		4.75	52,986		4.50

	$228,263	(b)		$231,649	(b)		$200,867	(b)

(a)  The table above reports dividend on a paid basis and includes payments to former members as well as members.  Dividends paid to former members were $0.8 million, $0.9 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013.

(b)  Includes dividends paid to non-members; payments are classified as interest expense for accounting purposes.

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

ITEM 6.                                                SELECTED FINANCIAL DATA.

Statements of Condition	Years ended December 31,
(dollars in millions)	2015	2014	2013	2012	2011

Investments (a)	$26,167	$25,201	$20,084	$17,459	$14,236
Advances	93,874	98,797	90,765	75,888	70,864
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,524	2,129	1,928	1,843	1,408
Total assets	123,248	132,825	128,333	102,989	97,662
Deposits and borrowings	1,350	1,999	1,929	2,054	2,101
Consolidated obligations, net
Bonds	67,726	73,536	73,275	64,784	67,441
Discount notes	46,850	50,044	45,871	29,780	22,123
Total consolidated obligations	114,576	123,580	119,146	94,564	89,564
Mandatorily redeemable capital stock	19	19	24	23	55
AHP liability	113	114	123	135	127
REFCORP liability	—	—	—	—	—
Capital
Capital stock	5,585	5,580	5,571	4,797	4,491
Retained earnings
Unrestricted	967	863	842	798	722
Restricted	303	220	157	96	24
Total retained earnings	1,270	1,083	999	894	746
Accumulated other comprehensive loss	(136)	(137)	(84)	(199)	(191)
Total capital	6,719	6,526	6,486	5,492	5,046
Equity to asset ratio (c)	5.45%	4.91%	5.05%	5.33%	5.17%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2015	2014	2013	2012	2011

Investments (a)	$26,944	$28,233	$27,710	$25,265	$20,486
Advances	91,401	93,550	80,245	72,720	75,202
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,362	1,989	1,912	1,624	1,314
Total assets	122,155	125,632	112,780	102,821	100,911
Interest-bearing deposits and other borrowings	1,213	1,705	1,683	2,246	2,301
Consolidated obligations, net
Bonds	69,177	76,580	65,502	65,598	68,028
Discount notes	43,628	38,713	36,872	26,113	21,442
Total consolidated obligations	112,805	115,293	102,374	91,711	89,470
Mandatorily redeemable capital stock	19	22	24	38	58
AHP liability	107	117	124	131	132
REFCORP liability	—	—	—	—	5
Capital
Capital stock	5,299	5,530	5,054	4,634	4,476
Retained earnings
Unrestricted	875	840	808	752	707
Restricted	252	186	124	58	4
Total retained earnings	1,127	1,026	932	810	711
Accumulated other comprehensive loss	(149)	(108)	(149)	(200)	(129)
Total capital	6,277	6,448	5,837	5,244	5,058

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)
(except earnings and dividends per	December 31,
share, and headcount)	2015	2014	2013	2012	2011
Net income	$415	$315	$305	$361	$245
Net interest income (d)	554	444	421	467	509
Dividends paid in cash (e)	228	231	200	213	210
AHP expense	46	35	34	40	27
REFCORP expense	—	—	—	—	31
Return on average equity (f)(i)	6.61%	4.88%	5.22%	6.88%	4.83%
Return on average assets (i)	0.34%	0.25%	0.27%	0.35%	0.24%
Net OTTI impairment losses	—	—	—	(2)	(6)
Other non-interest income (loss)	25	6	13	33	(75)
Total other income (loss)	25	6	13	31	(81)
Operating expenses (g)	103	86	83	82	109
Finance Agency and Office of Finance expenses	14	14	13	14	13
Total other expenses	117	100	96	96	122
Operating expenses ratio (h)(i)	0.08%	0.07%	0.07%	0.08%	0.11%
Earnings per share	$7.83	$5.69	$6.06	$7.78	$5.46
Dividends per share	$4.22	$4.19	$4.12	$4.63	$4.70
Headcount (Full/part time)	273	258	258	272	276

(a)         Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         Allowances for credit losses were $0.3 million, $4.5 million, $5.7 million, $7.0 million and $6.8 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

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

(i)            All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.

Supplementary financial data for each quarter for the years ended December 31, 2015 and 2014 are presented below (in thousands):

	2015 (unaudited)
	4th Quarter (a)	3rd Quarter	2nd Quarter	1st Quarter (b)

Interest income	$344,153	$220,790	$211,319	$221,410
Interest expense	125,372	110,772	105,055	102,316

Net interest income	218,781	110,018	106,264	119,094

(Reversal)/Provision for credit losses on mortgage loans	(10)	(12)	352	188
Other income (loss)	7,479	8,259	2,814	5,973
Other expenses and assessments	57,886	35,262	33,554	36,651
	50,397	26,991	31,092	30,866
Net income	$168,384	$83,027	$75,172	$88,228

	2014 (unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$213,767	$217,880	$201,276	$203,231
Interest expense	100,390	101,068	95,121	95,111

Net interest income	113,377	116,812	106,155	108,120

(Reversal)/Provision for credit losses on mortgage loans	(597)	(50)	(308)	335
Other (loss) income	(176)	2,813	1,865	977
Other expenses and assessments	36,762	34,062	31,413	33,403
	36,341	31,199	29,240	32,761
Net income	$77,036	$85,613	$76,915	$75,359

Interim period — Infrequently occurring items recognized.

(a)         2015 Fourth quarter —The 2015 fourth quarter results include $108.7 million prepayment fees recorded as interest income from advances; fees were received from members in connection with advance prepayments totaling $12.9 billion in the quarter.  We expensed $16.6 million in contribution to the Defined Benefit Pension Plan that were in excess of minimum required in the 2015 fourth quarter.  The net impact of the infrequently items increased Net income by $82.9 million (net after AHP Assessments) for the three months ended December 31, 2015.

(b)         2015 First quarter — The 2015 first quarter includes $7.9 million in prepayments fees recorded as interest income from advances.  The impact on Net income for the first quarter was $7.1 million (net after AHP Assessments).

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

•                                          an increase in advance prepayments as a result of changes in interest rates (including negative interest rates) or other factors;

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	18 - 19
1.1	Market Interest Rates	27
2.1 - 2.2	Financial Condition	33 - 35
3.1 - 3.9	Advances	36 - 40
4.1 - 4.11	Investments	41 - 46
5.1 - 5.6	Mortgage Loans	48 - 49
6.1 - 6.9	Consolidated Obligations	50 - 53
6.10	FHLBNY Ratings	53
7.1 - 7.3	Capital	54 - 55
8.1 - 8.7	Derivatives	55 - 58
9.1 - 9.3	Liquidity	59 - 60
9.4	Short Term Debt	61
9.5 - 9.7	Unpledged Asset Requirements, FHFA MBS Limits, and Core Mission Achievement	62
10.1 - 10.15	Results of Operations	64 - 80
11.1	Assessments	80

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

Financial performance of the Federal Home Loan Bank of New York

	December 31,			Net change in dollar amount
(Dollars in millions, except per share data)	2015	2014	2013	2015	2014

Net interest income before provision for credit losses	$554	$444	$421	$110	$23
(Reversal)/Provision for credit losses on mortgage loans	—	(1)	—	1	(1)

Other non-interest income	25	6	13	19	(7)
Operating expenses	30	27	27	3	—
Compensation and benefits	73	59	56	14	3
Net income	$415	$315	$305	$100	$10
Earnings per share	$7.83	$5.69	$6.06	$2.14	$(0.37)
Dividend per share	$4.22	$4.19	$4.12	$0.03	$0.07

2015 Highlights

Results of Operations

Net Income — For the FHLBNY, Net income is Net interest income, net of Provisions for credit losses, Other income/(loss), Other Expenses, and assessments towards our Affordable Housing Program.

Net interest income is interest on earning assets minus interest paid on funding liabilities, adjusted for the impact of qualifying interest rate swaps on hedged earning assets and hedged funding liabilities.  Other Income/(Loss) is primarily net gains and losses from Derivatives and hedging activities, net fair value gains and losses recorded on instruments elected under the Fair Value Option, losses from credit OTTI, and charges due to early extinguishment of the FHLBank debt.  Other Expenses are Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency. We allocate 10% from net earnings to the Bank’s affordable housing program.

2015 Net income was $414.8 million, and increased by $99.9 million, or 31.7%, compared to 2014.

•                  Net interest income, the principal source of Net Income was $554.2 million in 2015, an increase of $109.7 million, or 24.7%, from 2014.  Net interest income (“NII”) is typically driven by the volume of earning assets, as measured by average balances, and the net interest spread earned in the period.  In 2015, a key driver was prepayment fees, which was a record $117.0 million ($7.4 million in 2014).  Average earning assets were $121.6 billion in 2015, a year-over-year decline of $3.4 billion.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 43 basis points in 2015, ten basis points higher than in 2014.  Earning assets yielded 82 basis points in 2015, compared to 67 basis points in 2014; debt funding cost was 39 basis points in 2015, compared to 34 basis points in 2014.

Excluding the impact of prepayment fees from both years, Net Interest income was $437.1 million in 2015, almost unchanged from 2014, and Net income spread was 33 basis points in 2015, also almost unchanged from 2014.

•                  Other Income (Loss) — Other Income/(loss) reported a gain of $24.5 million in 2015, compared to a gain of $5.5 million in 2014.  Primary line items are summarized below:

•                  Service fees and Others, which includes correspondent banking fees and fee revenues from financial letters of credit, were $12.1 million in 2015, compared to $9.5 million in 2014.

•                  Financial instruments carried at fair values under FVO reported net valuation gains of $9.9 million in 2015, compared to net gains of $2.6 million in 2014.

•                  Derivative and hedging activities reported net valuation gains of $12.6 million in 2015, compared to net gains of $0.1 million in 2014.

•                  Debt bought back in 2015 resulted in charges to earnings of $9.8 million, compared to charges of $7.0 million in 2014.

•                  Other Expenses reported $117.2 million in 2015, compared to $100.5 million in 2014.  Primary line items are summarized below:

•                  Operating expenses were $29.8 million in 2015, up from $27.1 million in 2014.  The increase was primarily due to increases in legal expenses and contractual service expenses.

•                  Compensation and benefits expenses were $73.6 million in 2015, up from $59.4 million in 2014.  The increase was primarily due to higher contributions to the defined benefit pension plan.  Other increases were due to increase in head count and Incentive Compensation plan expenses.

•                  Expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $13.7 million in 2015, compared to $14.1 million in 2014.

•                  AHP assessments allocated from net income were $46.2 million in 2015, compared to $35.1 million in 2014.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Dividend payments — Four quarterly cash dividends were paid that in aggregate was $4.22 per share of capital in 2015, compared to $4.19 in 2014 and $4.12 in 2013.

Financial Condition — December 31, 2015 compared to December 31, 2014

Total assets declined to $123.2 billion at December 31, 2015 from $132.8 billion at December 31, 2014, a decrease of $9.6 billion, or 7.2%.  Advances to members declined to $93.9 billion at December 31, 2015 from $98.8 billion at December 31, 2014, a decrease of $4.9 billion, or 5.0%.  Cash at banks was $327.5 million at December 31, 2015, compared to $6.5 billion at December 31, 2014, and primarily represented cash at the Federal Reserve Bank of New York (“FRBNY”).  Cash balances at December 31, 2015 also included $100.0 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes.  In 2015, excess liquidity was invested in overnight investments rather than as cash at the FRBNY.

Overnight investments at December 31, 2015 were $7.2 billion in federal funds sold, and $4.0 billion in overnight resale agreements.  At December 31, 2014, overnight investments totaled $10.8 billion.  In the past several years, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the prevailing low overnight rates at financial institutions.  Market yields for overnight investments have improved in 2015.  Additionally, with the success of the tri-party repo infrastructure reform efforts in the repo markets, the FHLBNY has leveraged the infrastructure, and specifically has utilized the Bank of New York (“BONY”) as its tri-party custodian bank to transact in a streamlined process for exchanging “repo cash” for securities collateral.  In the first quarter of 2015, we became eligible to engage in the Federal Reserve Bank of New York’s reverse repurchase transactions (“RRP”).  At December 31, 2015, overnight investments in the securities purchased under agreements to resell included $4.0 billion in the RRP program with BONY as the custodian.  With these processes in place at the FHLBNY, we are better positioned to manage the FHLBNY’s liquidity practices, from a risk/reward perspective, and earn higher income from investing excess liquidity.

Advances — Par balances declined at December 31, 2015 to $93.5 billion, compared to $97.2 billion at December 31, 2014.  Members prepaid $6.8 billion of adjustable-rate advances (“ARCs”) in the 2015 first quarter.  In the 2015 fourth quarter, members prepaid $11.9 billion in fixed-rate advances, primarily fixed-rate putable advances, and $1.0 billion of ARCs.  In December 2015, members borrowed new fixed-rate bullet advances, partially replacing some of the advances that had been prepaid.  In December 2015, we implemented a rebate program for our membership that will provide an opportunity to earn a cash rebate to any member if new advances are borrowed by the member within a 30-day period following a prepayment.  At the implementation of the rebate program, we also offered the rebate opportunity to those members who had previously prepaid advances any time during the fourth quarter of 2015 as long as new advances were borrowed by December 31, 2015.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities and a declining balance of private-label MBS is our investment profile.

In the AFS portfolio, long-term investments at December 31, 2015 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $1.0 billion, compared to $1.2 billion at December 31, 2014.

The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, which were classified as AFS; funds were carried on the balance sheet at fair values of $32.9 million and $17.9 million at December 31, 2015 and 2014.

In the HTM portfolio, long-term investments at December 31, 2015 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities.  Carrying values of HTM securities are amortized cost adjusted for credit and non-credit OTTI.  Mortgage-backed securities in the HTM portfolio were carried at $13.1 billion and $12.3 billion at December 31, 2015 and December 31, 2014.  Private-label issued MBS were 2.0% and 2.7% of the portfolio of mortgage-backed securities at December 31, 2015 and 2014.  The HTM portfolio also included housing finance agency bonds, primarily New York and New Jersey, and the investments were carried at an amortized cost basis of $825.1 million and $813.1 million at December 31, 2015 and 2014.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.5 billion at December 31, 2015, up from $2.1 billion at December 31, 2014.  Credit performance has been strong and delinquency low.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Stress test results — Pursuant to the Dodd-Frank Act, the FHFA, regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios, summary instructions and guidance.  In accordance with these rules, the FHLBNY executed its second annual stress test, and publicly disclosed the stress test results on July 23, 2015 by posting on our website (www.fhlbny.com).

The results of the severely adverse scenario stress test demonstrated capital adequacy under the FHFA’s severely adverse economic conditions.

Capital ratios — Our capital position remains strong.  At December 31, 2015, actual risk-based capital was $6.9 billion, compared to required risk-based capital of $0.7 billion.  To support $123.2 billion of total assets at December 31, 2015, the required minimum regulatory risk-based capital was $4.9 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $6.9 billion, exceeding required capital by $2.0 billion.

Leverage — At December 31, 2015, balance sheet leverage (based on GAAP) was 18.3 times shareholders’ equity, compared to 20.4 times at December 31, 2014.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.

Liquidity and Debt — At December 31, 2015, liquid assets included $226.9 million as demand cash balances at the Federal Reserve Bank of New York, $100.0 million as compensating cash balances at Citibank that could be withdrawn at short notice, $11.2 billion in overnight loans in the federal funds and the repo markets, and $1.0 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any material changes to that position.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — We project base net income for 2016 to be lower than 2015.  While it is difficult to forecast member prepayments, we do not expect the extraordinary prepayment activity and fees in 2015 to continue into 2016.  We do expect that certain announced pending mergers may result in balance sheet re-alignments of the merged institutions and drive prepayments in 2016.  During 2016, we may decide to retire some debt associated with advances that were prepaid in 2015 to re-align our balance sheet liabilities.  The timing and amounts re-purchased would be contingent on conditions in the debt markets and any repurchases would typically result in a charge to net income.  Aside from revenues from advances, interest income from long-term investments in mortgage-backed securities provides significant revenues.  Pricing of MBS remains tight and yields low, and earnings may be adversely impacted if we are unable to acquire investments that would outpace contractual pay downs, and at yields that would not be dilutive to earnings.

Advances — The pace of balance sheet growth experienced in the previous two years was driven by the borrowing activities of a few large members.  We cannot predict if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity in 2016.  At December 31, 2015, three members’ advance borrowings exceeded 10.0% of total advances outstanding at that date — Citibank, N.A. 15.8%, New York Community Bank/New York Commercial Bank 14.4%, and Metropolitan Life Insurance Company 13.4%.  For more information, see financial statements, Note 19. Segment Information and Concentration.

We also believe any significant growth in borrowings from our wider membership base is unlikely in 2016.  We expect limited demand for large intermediate-term advances because many members have adequate liquidity.

Member banks are also likely to develop liquidity strategies to address proposed regulatory liquidity frameworks, and those strategies may lead certain member banks to prepay advances ahead of their maturities.  Because of the complex interactions among a number of factors driving large banking institutions to address these expected regulatory liquidity guidance, we are unable to predict future trends particularly with respect to borrowings by our larger members.  When advances are prepaid, we receive prepayment penalty fees to make us economically whole, and as a result, the FHLBNY’s earnings may not be adversely impacted in the periods when prepayments occur, but may impact revenue streams in future periods.

Credit impairment of investment securities — OTTI has been less de minimus in 2015.  The aggregate carrying value of our private-label mortgage-backed securities was $282.2 million at December 31, 2015, and fair values were $346.3 million, and securities were predominantly in gain positions.  Without continued recovery in the near term such that liquidity continues to expand in the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.

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

The cost of FHLBank debt is a key driver of profitability, and we expect to be able to issue CO bonds and discount notes at reasonable spreads to yields earned from advances and investments.  Consolidated obligation discount notes have been in demand by investors, and pricing and yields have been attractive.  Our business plans and funding strategies are predicated on the expectation that investor demand will continue.

In 2015, issuance conditions of CO debt remained attractive, specifically for shorter maturity discount notes, although pricing has been somewhat volatile in the early months in 2016 primarily due to the volatility in the Global debt markets.  Issuance conditions for longer-term maturities still remain priced at yields that are not attractive.

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

Other Developments

Core Mission Achievement Advisory Bulletin — On July 14, 2015, the Finance Agency issued an advisory bulletin establishing a ratio by which the Finance Agency will assess each FHLBank’s core mission achievement.  Core mission achievement is determined using a ratio of primary mission assets, defined as advances and acquired member assets (mortgage loans acquired from members), to consolidated obligations.  The ratio will be determined at each year-end and will be calculated using annual average par values.

The advisory bulletin provides the Finance Agency’s expectations about the content of each FHLBank’s strategic plan based on its ratio, as follows:

•    when the ratio is 70% or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•    when the ratio is between 55% and 70%, the strategic plan should explain the FHLBank’s plan to increase the ratio; and

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

At December 31, 2015, the yearend calculation date, that ratio was 82% for the FHLBNY.

Membership of captive insurance companies — On January 20, 2016, the FHFA issued a final rule on FHLBank membership, effective on February 19, 2016.  This rule, among other things, makes captive insurance companies ineligible for FHLBank membership.  Captive insurance company members that were admitted as FHLBank members prior to September 12, 2014, will have their memberships terminated by February 19, 2021.  Captive insurance company members that were admitted as FHLBank members after September 12, 2014, will have their memberships terminated by February 19, 2017.  Certain other restrictions apply on the level and maturity of advances that a FHLBank can make to captive insurance companies during the sunset periods.  We have three members who are captive insurance companies and were admitted to our membership after September 12, 2014, and under the provisions of the final rules, their membership will terminate by February 19, 2017.

At December 31, 2015, $50.3 million of advances to the three captive insurance company members were outstanding.  The advances will contractually mature within 2016, and under the provisions of the final rule, the advances cannot be renewed at maturity.  Capital stock purchased by the three captive insurance companies at December 31, 2015 totaled $2.3 million, and included $70.6 thousand of membership stock.  The three captive insurance company members were admitted to membership after September 12, 2014, and in accordance with the final rules, the membership stocks will be re-purchased by February 19, 2017.  The remaining capital stocks held by the captive insurance companies at December 31, 2015 were activity based capital stocks, which we would re-purchase as is our practice when the advances mature in 2016.  We do not consider the loss of the actual or potential business with captive insurance companies to have a material impact on our financial condition and results of operation.  Also see Legislative and Regulatory Developments in this MD&A.

Commonwealth of Puerto Rico — Our district is comprised of the states of New Jersey and New York, as well as the Commonwealth of Puerto Rico and the U.S. Virgin Islands.  With respect to recent news reports regarding the Puerto Rico government debt crisis, we do not own any debt issued by the government of Puerto Rico or its agencies.  In addition, lending to all Bank customers, including our Puerto Rico customers, is made on a secured basis.  In this regard, we note that lending to Puerto Rico-based members accounted for 1.3% of all of our outstanding advances as of December 31, 2015.  Based on the foregoing, we do not expect the financial condition of the government of Puerto Rico to have a material impact on the Bank’s credit or business activities.

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

Trends in the Financial Markets

Conditions in Financial Markets.  The primary external factors that affect net interest income are market interest rates and the general state of the economy.  The following table presents changes in key rates over the course of 2015 and 2014 (rates in percent):

Table 1.1:               Market Interest Rates

	December 31,
	2015	2014	2015	2014
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate (a)	0.26%	0.25%	0.50%	0.25%
Federal Funds Effective Rate (b)	0.13	0.09	0.20	0.06
3-Month LIBOR (a)	0.32	0.23	0.61	0.26
2-Year U.S.Treasury (a)	0.69	0.45	1.06	0.66
5-Year U.S.Treasury (a)	1.53	1.63	1.76	1.65
10-Year U.S.Treasury (a)	2.14	2.53	2.27	2.17
15-Year Residential Mortgage Note Rate (a)	3.00	3.25	3.13	3.09
30-Year Residential Mortgage Note Rate (a)	3.90	4.21	3.90	3.99

(a)        Source: Bloomberg L.L.P.

(b)        Source: Board of Governors Federal Reserve System.

Impact of general level of interest rates on the FHLBNY.  The level of interest rates during a reporting period impacts our profitability, due primarily to the relatively shorter-term structure of earning assets and the impact of interest rates on invested capital.  We invest in Federal funds sold and repurchase agreements that typically are overnight investments.  We also used derivatives to effectively change the repricing characteristics of a significant proportion of our advances and consolidated obligation debt to match shorter-term LIBOR rates that repriced at intervals of three month or less.  Consequently, the current level of short-term interest rates, as represented by the overnight Federal funds target rate and the 3-month LIBOR rate, has an impact on profitability.

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

Significant Accounting Policies and Estimates

We have identified certain accounting policies that we believe are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating fair values of certain assets and liabilities, evaluating the impairment of our securities portfolios, estimating the allowance for credit losses on the advance and mortgage loan portfolios, and accounting for derivatives and hedging activities.  We have discussed each of these significant accounting policies, the related estimates and its judgment with the Audit Committee of the Board of Directors.  For additional discussion regarding the application of these and other accounting policies, see financial statements, Note 1. Significant Accounting Policies and Estimates.

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

Valuation of Financial Instruments — The following summarizes the valuation techniques for our significant assets and liabilities.  (For more information about fair values of other assets and liabilities, see financial statements, Note 16. Fair Values of Financial Instruments):

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

•                  Fair values of housing finance agency bonds — Fair values of such instruments are computed using third-party vendor prices, which is reviewed by management.

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

Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis, we have concluded that bond insurer Assured Guaranty Municipal Corp., can be relied upon for cash flow support for the life of the insured bond.  For MBIA Insurance Corp (“MBIA”), the support period for bonds could be relied upon through December 31, 2016.  For Ambac Assurance Corp (“AMBAC”), the reliance period is 45% of the shortfall through December 31, 2019.

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

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real estate related assets.  We have never experienced a credit loss on an advance.  Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2015, 2014 and 2013.  At those dates, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

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

We assign a mortgage loan a non-accrual status when the collection of the contractual principal or interest is 90 days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  We record cash payments received on non-accrual loans as a reduction of principal. For additional discussion regarding underwriting standards, allowances for credit losses and credit quality metrics, see financial statements, Note 8. Mortgage Loans Held-for-portfolio.  Also, see Tables 5.1 to 5.6 and accompanying discussions in this MD&A.

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

For more information, see financial statements, Note 1. Significant Accounting Policies and Estimates, and Note 15. Derivatives and Hedging Activities.

Legislative and Regulatory Developments

Finance Agency Final Rule on FHLBank Membership

On January 20, 2016, the Finance Agency issued a rule effective on February 19, 2016 that, among other things:

•                  makes captive insurance companies ineligible for FHLBank membership; and

•                  defines the “principal place of business” of an institution eligible for FHLBank membership to be the state in which it maintains its home office and from which the institution conducts business operations.

The rule defines a captive insurance company as a company that is authorized under state law to conduct an insurance business but whose primary business is the underwriting of insurance for affiliated persons or entities.

Captive insurance company members that were admitted as FHLBank members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated by February 19, 2021.  Captive insurance company members that were admitted as FHLBank members after September 12, 2014 will have their memberships terminated by February 19, 2017.  There are restrictions on the level and maturity of advances that FHLBanks can make to these members during the sunset periods.

In the final rule, the Finance Agency declined to adopt certain proposed provisions that would have required FHLBank members to hold specified levels of home mortgage loan assets on an ongoing basis.

We continue to study the long-term ramifications of the rule, but do not expect it to materially impact our financial condition or results of operation.

Finance Agency Final Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters

On November 19, 2015, the Finance Agency issued a rule effective on December 21, 2015 that, among other things, requires each FHLBank to:

•                  operate an enterprise wide risk management program and assign its chief risk officer certain enumerated responsibilities;

•                  maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•                  maintain board committees specifically responsible for risk management, audit, compensation and corporate governance; and

•                  designate in its Bylaws a body of law to follow for its corporate governance and indemnification practices and procedures, choosing from the law of the jurisdiction in which the FHLBank maintains its principal office, the Delaware General Corporation Law or the Revised Model Business Corporation Act.  The final rule requires each FHLBank to make this designation by March 18, 2016.  On February 18, 2016, we adopted revised Bylaws which selected the New York Business Corporation law for this purpose.

Additionally, the rule provides that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures and practices to ensure that they are conducted in a safe and sound manner, and that they are consistent with the body of law adopted by the board of directors of the FHLBank.

We do not expect this rule to materially impact our financial condition or results of operation.

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities

In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency (each an “Agency” and, collectively, the “Agencies”) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) that are subject to the jurisdiction of one of the Agencies (such entities, “Covered Swap Entities,” and the joint final rules, the “Final Margin Rules”). On January 6, 2016, the Commodity Futures Trading Commission (the “CFTC”) published its own version of the Final Margin Rules that generally mirrors the Final Margin Rules.  The CFTC’s rules apply only to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps), to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that, cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.

The Final Margin Rules will require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be paid or collected in cash or non-cash collateral that is considered eligible for initial margin purposes.  Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The variation margin requirement under the Final Margin Rules will become effective for the Bank on March 1, 2017, and the initial margin requirements under the Final Margin Rules are expected to become effective for the Bank on September 1, 2020.

We are not a Covered Swap Entity under the Final Margin Rules. Rather, we are a financial end-user under the Final Margin Rules, and would likely have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective.

Since we are currently posting and collecting variation margin on non-cleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material impact on our costs. However, when the initial margin requirements under the Final Margin Rules become effective, we anticipate that our cost of engaging in non-cleared swaps may increase.

Finance Agency Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the Finance Agency issued an advisory bulletin that provides guidance relating to a core mission asset ratio by which the Finance Agency will assess each FHLBank’s core mission achievement.  The Finance Agency plans to assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be calculated annually at year-end as part of the Finance Agency’s examination process, using annual average par values.

The advisory bulletin provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•                  when the ratio is at least 70% or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•                  when the ratio is between 55% and 70%, the strategic plan should explain the FHLBank’s plan to increase the ratio; and

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

Our core mission achievement ratio at December 31, 2015 was 82%.

Finance Agency Proposed Rule on Acquired Member Assets

On December 17, 2015, the Finance Agency published a proposed rule that would amend the current Acquired Member Assets (AMA) rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The proposed rule would allow an FHLBank to utilize its own model in lieu of a Nationally Recognized Statistical Ratings Organization (NRSRO) ratings model to determine the credit rating for AMA loan assets and loan pools.  The proposed rule would also eliminate the use of pool level insurance, such as supplemental mortgage insurance, as part of the required credit risk-sharing structure for AMA products; however, the FHLBanks are not currently acquiring AMA loans using this structure.

It is not possible to predict whether the proposed rule (if adopted) would have a negative impact on the volume of AMA loan assets or on our costs of operation.

Comments on the proposed rule are due on April 15, 2016.

Amendment of FHLBank Act to Make Privately-Insured Credit Unions Eligible for FHLBank Membership

On December 4, 2015, President Obama signed a bill known as the Fixing America’s Surface Transportation Act (“FAST Act”), which includes a provision that amends the FHLBank Act to allow privately-insured credit unions to be eligible for FHLBank membership.  The FAST Act requires privately-insured credit unions to satisfy certain initial and ongoing eligibility and reporting requirements. The Finance Agency has indicated that it is reviewing the relevant portions of the FAST Act and that the FHLBanks should consult with the Finance Agency before acting on the membership application of any privately-insured credit union.

Financial Condition

Table 2.1:                                       Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	December 31, 2015	December 31, 2014	dollar amount	percentage
Assets
Cash and due from banks	$327,482	$6,458,943	$(6,131,461)	(94.93)%
Securities purchased under agreements to resell	4,000,000	800,000	3,200,000	NM
Federal funds sold	7,245,000	10,018,000	(2,773,000)	(27.68)
Available-for-sale securities	990,129	1,234,427	(244,298)	(19.79)
Held-to-maturity securities	13,932,372	13,148,179	784,193	5.96
Advances	93,874,211	98,797,497	(4,923,286)	(4.98)
Mortgage loans held-for-portfolio	2,524,285	2,129,239	395,046	18.55
Derivative assets	181,676	39,123	142,553	NM
Other assets	173,237	199,960	(26,723)	(13.36)
Total assets	$123,248,392	$132,825,368	$(9,576,976)	(7.21)%

Liabilities
Deposits
Interest-bearing demand	$1,308,923	$1,958,518	$(649,595)	(33.17)%
Non-interest-bearing demand	15,493	13,401	2,092	15.61
Term	26,000	27,000	(1,000)	(3.70)
Total deposits	1,350,416	1,998,919	(648,503)	(32.44)

Consolidated obligations
Bonds	67,725,713	73,535,543	(5,809,830)	(7.90)
Discount notes	46,849,868	50,044,105	(3,194,237)	(6.38)
Total consolidated obligations	114,575,581	123,579,648	(9,004,067)	(7.29)

Mandatorily redeemable capital stock	19,499	19,200	299	1.56

Derivative liabilities	210,113	345,242	(135,129)	(39.14)
Other liabilities	373,301	356,501	16,800	4.71
Total liabilities	116,528,910	126,299,510	(9,770,600)	(7.74)
Capital	6,719,482	6,525,858	193,624	2.97
Total liabilities and capital	$123,248,392	$132,825,368	$(9,576,976)	(7.21)%

NM — Not meaningful.

Balance Sheet overview December 31, 2015 compared to December 31, 2014

Total assets declined to $123.2 billion at December 31, 2015 from $132.8 billion at December 31, 2014, a decrease of $9.6 billion, or 7.2%.  Advances to members declined to $93.9 billion at December 31, 2015 from $98.8 billion at December 31, 2014, a decrease of $4.9 billion, or 5.0%.  Cash at banks was $327.5 million at December 31, 2015, compared to $6.5 billion at December 31, 2014, and primarily represented cash at the Federal Reserve Bank of New York (“FRBNY”).  Cash balances at December 31, 2015 also included $100.0 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes.  Excess liquidity in the 2015 was invested in overnight investments rather than as cash at the FRBNY.

Overnight investments at December 31, 2015 were $7.2 billion in federal funds sold, and $4.0 billion in overnight resale agreements.  At December 31, 2014, overnight investments totaled $10.8 billion.  In the past several years, opportunities for investing in short-term assets and meeting our risk/reward preferences have been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the prevailing low overnight rates at financial institutions.  Market yields for overnight investments have improved in 2015.  Additionally, with the success of the tri-party repo infrastructure reform efforts in the repo markets, the FHLBNY has leveraged the infrastructure, and specifically has utilized the Bank of New York (“BONY”) as its tri-party custodian bank to transact in a streamlined process for exchanging “repo cash” for securities collateral.  In the first quarter of 2015, we became eligible to engage in the Federal Reserve Bank of New York’s reverse repurchase transactions (“RRP”).  At December 31, 2015, overnight investments in the securities purchased under agreements to resell included $4.0 billion in the RRP program with BONY as the custodian.  With these processes in place at the FHLBNY, we are better positioned to manage the FHLBNY’s liquidity practices, from a risk/reward perspective, and earn higher income from investing excess liquidity.

Advances — Par balances declined at December 31, 2015 to $93.5 billion, compared to $97.2 billion at December 31, 2014.  Members prepaid $6.8 billion of adjustable-rate advances (“ARCs”) in the 2015 first quarter.  In the 2015 fourth quarter, members prepaid $11.9 billion in fixed-rate advances, primarily fixed-rate putable advances, and $1.0 billion of ARCs.  In December 2015, members borrowed new fixed-rate bullet advances, partially replacing some of the advances that had been prepaid.  In December 2015, we implemented a rebate program for our membership that will provide an opportunity to earn a cash rebate to any member if new advances are borrowed by the member within a 30-day period following a prepayment.  Additionally, a one-time rebate was also offered in December 2015 to those members who had previously prepaid advances at any time in the fourth quarter of 2015.  To be eligible for the rebate, members would have borrowed new advances by December 31, 2015.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities and a declining balance of private-label MBS is our investment profile.

In the AFS portfolio, long-term investments at December 31, 2015 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $1.0 billion, compared to $1.2 billion at December 31, 2014.

The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, which were classified as AFS; funds were carried on the balance sheet at fair values of $32.9 million and $17.9 million at December 31, 2015 and 2014.

In the HTM portfolio, long-term investments at December 31, 2015 were fixed- and floating-rate mortgage-backed securities, predominantly GSE-issued.  Carrying values of HTM securities are reported at amortized cost adjusted for credit and non-credit OTTI.  HTM securities were carried at $13.1 billion at December 31, 2015, compared to $12.3 billion at December 31, 2014.  Private-label issued MBS were 2.0% and 2.7% of the HTM portfolio of mortgage-backed securities at December 31, 2015 and 2014.  The HTM portfolio also included housing finance agency bonds, primarily New York and New Jersey, and the investments were carried at an amortized cost basis of $825.1 million and $813.1 million at December 31, 2015 and 2014.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.5 billion at December 31, 2015, up from $2.1 billion at December 31, 2014.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in 2015 have increased to $270.6 million, compared to $185.3 million in 2014.  Acquisitions in 2015 were $675.0 million, compared to $392.6 million in 2014.  Credit performance has been strong and delinquency low.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Stress test results — Pursuant to the Dodd-Frank Act, the FHFA, regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios, summary instructions and guidance.  The tests are designed to determine whether the FHLBanks have the capital to absorb losses as a result of adverse economic conditions.  The FHFA rules require that the FHLBanks take the results of the annual stress test into account in making any changes, as appropriate, to its capital structure (including the level and composition of capital); its exposure, concentration, and risk positions; any plans for recovery and resolution; and to improve overall risk management.  Consultation with FHFA supervisory staff is expected in making such improvements.  In accordance with these rules, the FHLBNY executed its second annual stress test, and publicly disclosed the stress test results on July 23, 2015 by posting on our website (www.fhlbny.com).

The results of the severely adverse scenario stress test demonstrated capital adequacy under the FHFA’s severely adverse economic conditions.

Capital ratios — Our capital position remains strong.  At December 31, 2015, actual risk-based capital was $6.9 billion, compared to required risk-based capital of $0.7 billion.  To support $123.2 billion of total assets at December 31, 2015, the required minimum regulatory risk-based capital was $4.9 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $6.9 billion, exceeding required capital by $2.0 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2015, balance sheet leverage (based on GAAP) was 18.3 times shareholders’ equity, compared to 20.4 times at December 31, 2014.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Liquidity and Debt — At December 31, 2015, liquid assets included $226.9 million as demand cash balances at the Federal Reserve Bank of New York, $100.0 million as compensating cash balances at Citibank that could be withdrawn at short notice, $11.2 billion in overnight loans in the federal funds and the repo markets, and $1.0 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold Contingency Liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual Contingency Liquidity under the 5-day scenario in the 2015 fourth quarter was $27.5 billion, well in excess of the required $2.2 billion.

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

Decrease in amounts outstanding at December 31, 2015, relative to December 31, 2014, has been largely driven by prepayments in the first and the fourth quarter of 2015.

Table 2.2:                                       Advance Trends

Member demand for advance products

Carrying values of advances outstanding at December 31, 2015 declined to $93.9 billion, down from $98.8 billion at December 31, 2014.  Those balances included unrealized net fair value hedging basis adjustments.  For advances hedged under a qualifying hedging rule, net fair value gains of $336.5 million and $1.6 billion were recorded at December 31, 2015 and December 31, 2014, and were computed based on changes in the LIBOR benchmark rate.  For advances elected under the fair value option (“FVO”), valuations were the entire fair values of advances, and net gains of $0.3 million and $5.4 million were recorded at December 31, 2015 and December 31, 2014.  Par amounts of advances outstanding were $93.5 billion at December 31, 2015 and $97.2 billion at December 31, 2014.

In the 2015 first quarter, $6.8 billion of ARC Advances were prepaid, and not replaced.  In the 2015 third quarter, a previously announced merger between two members of the FHLBNY became effective, and in the fourth quarter, $4.0 billion was prepaid by the surviving member.  Also, in the fourth quarter, other members prepaid an additional $8.9 billion of advances, primarily putable advances.  In early December 2015 we implemented a rebate program for our membership that entitles a member to receive a rebate in cash if new advances are borrowed within a 30-day period of a prepayment.  Four members, including one large borrower, borrowed new advances in December 2015 and earned $39.0 million in cash rebates.  As a result of new borrowings in December 2015, advance balances grew to $93.5 billion at December 31, 2015, offsetting the extraordinary prepayments in the fourth quarter of 2015.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.1:                                       Advances by Product Type

	December 31, 2015		December 31, 2014
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$26,547,890	28.38%	$31,969,300	32.88%
Fixed Rate Advances	45,857,975	49.03	47,207,960	48.56
Short-Term Advances	11,617,757	12.42	10,009,807	10.30
Mortgage Matched Advances	490,716	0.52	525,411	0.54
Overnight & Line of Credit (OLOC) Advances	3,738,527	4.00	3,668,773	3.77
All other categories	5,284,544	5.65	3,836,800	3.95

Total par value	93,537,409	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	336,489		1,574,044
Fair value option valuation adjustments and accrued interest	313		5,402

Total	$93,874,211		$98,797,497

Adjustable Rate Advances (“ARC Advances”) — Outstanding balances are concentrated with some of our largest members.  Decrease in ARC Advances was largely due to prepayments by one member totaling $6.8 billion in the first quarter of 2015.  Additionally, $8.3 billion was allowed to mature by the member and was not replaced in 2015.  The member had $14.8 billion outstanding at December 31, 2015, down from $28.0 billion at December 31, 2014.  New ARC advances borrowed by other members totaled $9.2 billion in 2015.

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

Fixed-rate Advances — Medium and long-term fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances has remained steady through the four quarters in 2015, with maturing advances replaced by new borrowings.  In the 2015 fourth quarter, members prepaid longer-term advances, and despite replacement borrowings, the portfolio declined from $48.3 billion at the beginning of the quarter to end at $45.9 billion at December 31, 2015.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Until the 2015 fourth quarter, a significant composition of Fixed-rate advances consisted of advances with a “put” option feature (“putable advance”).  In the fourth quarter of 2015, member initiated prepayments drove outstanding balances down to $3.7 billion at December 31, 2015, compared to $13.5 billion at September 30, 2015 and $14.0 billion at December 31, 2014.  Historically, Fixed-rate putable advances have been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant because of constraints in offering longer-term advances.

Short-term Advances — Member demand for short-term fixed-rate advances had weakened in the first quarter of 2015, and grew in the fourth quarter to $11.6 billion at December 31, 2015, compared to $10.0 billion at December 31, 2014.  Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Overnight advance balances were $3.7 billion at December 31, 2015, almost unchanged from December 31, 2014.  Balances have fluctuated during 2015, and fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight advances mature on the next business day, at which time the advance is repaid.

Collateral Security

Our member borrowers are required to maintain an amount of eligible collateral that adequately secures their outstanding obligations with the FHLBNY.  Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) Treasury and U.S. government agency securities; (3) mortgage-backed securities; and (4) certain other collateral that is real estate-related, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in that collateral.  We also have a statutory lien priority with respect to certain member assets under the FHLBank Act as well as a claim on FHLBNY capital stock held by our members.  The Housing Act added secured loans for community development activities as collateral that we may accept from community financial institutions.  The Housing Act defined Community financial institutions as FDIC-insured depository institutions having average total assets cap of less than $1,123,000,000 as of December 31, 2015.  Annually, the Finance Agency will adjust the total assets “cap” to reflect any percentage increase in the preceding year’s Consumer Price Index.

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

The following table summarizes pledged collateral at December 31, 2015 and 2014 (in thousands):

Table 3.2:                                       Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d)
December 31, 2015	$93,537,409	$12,582,175	$106,119,584	$249,429,210	$32,928,754	$282,357,964
December 31, 2014	$97,218,051	$9,562,271	$106,780,322	$231,994,654	$35,415,536	$267,410,190

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

The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession of the FHLBNY or that of its safekeeping agent (in thousands):

Table 3.3:                                       Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Collateral Pledged for AHP (a)	Total Collateral Received (b)
December 31, 2015	$36,745,986	$245,675,561	$63,583	$282,357,964
December 31, 2014	$40,053,105	$227,449,219	$92,134	$267,410,190

(a)         Primarily pledged by non-members to cover potential recovery of AHP Subsidy in the event of non-compliance.  This amount is included in the total collateral pledged, and the FHLBNY allocates it to its AHP exposure.  Borrowers are required to provide a detailed listing of all loans pledged as collateral to the FHLBNY.

(b)         The Total Collateral Received excludes Collateral Pledged for AHP.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.4:                                       Advances by Interest-Rate Payment Terms

	December 31, 2015		December 31, 2014
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate (a)	$66,951,089	71.57%	$65,248,751	67.11%
Variable-rate (b)	26,580,320	28.42	31,963,300	32.88
Variable-rate capped (c)	6,000	0.01	6,000	0.01
Total par value	93,537,409	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	336,489		1,574,044
Fair value option valuation adjustments and accrued interest	313		5,402

Total	$93,874,211		$98,797,497

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The category includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at December 31, 2015, with only 4.4% of advances in the remaining maturity bucket of greater than 5 years (9.6% at December 31, 2014).

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 3.5:                                       Advances by Maturity and Yield Type

	December 31, 2015		December 31, 2014
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$28,844,057	30.84%	$27,791,626	28.59%
Due after one year	38,107,032	40.74	37,457,125	38.53
Total Fixed-rate	66,951,089	71.58	65,248,751	67.12

Variable-rate
Due in one year or less	8,164,490	8.73	15,252,400	15.69
Due after one year	18,421,830	19.69	16,716,900	17.19
Total Variable-rate	26,586,320	28.42	31,969,300	32.88
Total par value	93,537,409	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments (a)	336,489		1,574,044
Fair value option valuation adjustments and accrued interest (b)	313		5,402
Total	$93,874,211		$98,797,497

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

(a)         Hedging valuation adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances.  The application of this accounting methodology resulted in the recognition of unrealized hedge valuation gains at December 31, 2015 and December 31, 2014 (See Table 3.5 above, and Table 3.6 below).  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  Hedging valuation basis adjustments at December 31, 2015 were gains of $336.5 million, a decrease of $1.2 billion compared to December 31, 2014.  In the fourth quarter of 2015, members prepaid $11.9 billion of hedged advances and previously recorded valuation gains reversed.  Additionally, the benchmark LIBOR curve steepened significantly at December 31, 2015, causing fair values to decline.  The hedged advance portfolio is fixed-rate and fair values will decline in a rising rate environment.

Unrealized gains from fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses on the derivatives hedging the advances, thereby achieving our hedging objectives of mitigating fair value basis risk.  For more information, see Table 10.13: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type.

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

Valuation adjustments have not been significant relative to the par amounts of the FVO advance, as advances elected under the FVO were either variable rate, LIBOR indexed advances, which re-priced frequently to market indices, or fixed-rate medium- term, and valuation basis remained near to par.  Declining fair values were also due to rising interest rates, as fair values move inversely to market rates.  At the same time, the FVO advance portfolio declined to $9.5 billion at December 31, 2015, compared to $15.7 billion at December 31, 2014 that caused previously recorded fair values to reverse.  We have elected the FVO on an instrument-by-instrument basis for certain adjustable rate and fixed-rate advances.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Disclosures in Note 16.  Fair Values of Financial Instruments.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 3.6:                                       Hedged Advances by Type

Par Amount	December 31, 2015	December 31, 2014
Qualifying Hedges
Fixed-rate bullets (a)	$39,671,761	$30,352,265
Fixed-rate putable (b)	3,583,600	13,457,912
Fixed-rate callable	—	15,000
Fixed-rate with embedded cap	180,075	155,075
Total Qualifying Hedges	$43,435,436	$43,980,252

Aggregate par amount of advances hedged (c)	$43,444,011	$43,988,452
Fair value basis (Qualifying hedging adjustments)	$336,489	$1,574,044

(a)         Generally, non-callable fixed-rate medium and longer term advances are hedged to mitigate the risk in fixed-rate lending.

(b)         Outstanding balances have declined due to prepayments in the fourth quarter of 2015.  Putable advances are hedged by cancellable swaps, and the paired long put and short call options mitigate the put/call option risks; additionally, fixed-rate is synthetically converted to LIBOR, mitigating the risk in fixed-rate lending for the FHLBNY.  In a rising rate environment, swap dealers would likely exercise their call option, and the FHLBNY will exercise its put option with the member and both instruments terminate at par.  Members may borrow new advances at the then prevailing rate.

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

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 3.7:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	December 31, 2015	December 31, 2014

Advances designated under FVO (a)	$9,532,240	$15,650,000

(a)         Advances elected under the FVO declined primarily due to member initiated prepayments of advances.  FVO advances at December 31, 2015 were Adjustable rate (ARCs) $5.8 billion; Fixed-rate $3.7 billion.  At December 31, 2014, FVO advances were all ARC advances.

Advances — Call Dates and Exercise Options

Putable and callable advances are structured with one or more put or call dates.  The table offers a view of the advance portfolio, including the structured advances, with the possibility of the exercise at the first put and call date (dollars in thousands):

Table 3.8:                                       Advances by Put Date/Call Date (a)(b)

	December 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Due or putable in one year or less	$39,167,647	41.87%	$50,466,126	51.91%
Due or putable after one year through two years	19,392,915	20.73	17,940,868	18.45
Due or putable after two years through three years	20,220,850	21.62	16,616,563	17.09
Due or putable after three years through four years	6,462,223	6.91	5,843,231	6.01
Due or putable after four years through five years	4,545,755	4.86	2,775,510	2.86
Thereafter	3,748,019	4.01	3,575,753	3.68

Total par value	93,537,409	100.00%	97,218,051	100.00%

Hedge valuation basis adjustments	336,489		1,574,044
Fair value option valuation adjustments and accrued interest	313		5,402

Total	$93,874,211		$98,797,497

(a)         Contrasting advances by contractual maturity dates (See financial statements, Note 7. Advances) with potential put dates illustrates the impact of hedging on the effective duration of our advances.  At December 31, 2015, the advance portfolio includes $3.7 billion ($14.0 billion at December 31, 2014) of fixed-rate putable advances that contain one or more call option exercisable by the FHLBNY to terminate advances at par on agreed upon dates.  Typically, almost all putable advances are hedged by cancellable interest rate swaps in which the derivative counterparty has the right to exercise and terminate the swap at par on agreed upon dates.  When the swap counterparty exercises its right to call the cancellable swap, we would typically also exercise our right to put the advance at par.  Under this hedging practice, on a put option basis, the potential exercised maturity is significantly accelerated, and is an important factor in our current asset/liability hedge strategy.

(b)         There were no callable advances at December 31, 2015, compared to $15.0 million at December 31, 2014.  With a callable advance, borrowers have purchased the option to terminate advances at par at predetermined dates.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (par amounts in thousands):

Table 3.9:                                       Putable and Callable Advances

	December 31, 2015	December 31, 2014
Putable/callable	$3,663,600	$13,973,412
No-longer putable/callable	$1,081,500	$1,732,000

Member demand has been weak for putable advances, which are typically medium- and long-term.

Investments

We maintain long-term investment portfolios, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (hereinafter referred to as “GSE-issued”).  Investments include a small portfolio of MBS issued by private enterprises, and bonds issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity purpose, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings.

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

The following table summarizes changes in investments by categories - Held-to-maturity securities, available-for-sale securities, and money market investments - (Carrying values in thousands):

Table 4.1:                                       Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2015	2014	Variance	Variance

State and local housing finance agency obligations (a)	$825,050	$813,080	$11,970	1.47%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	957,256	1,216,480	(259,224)	(21.31)
Held-to-maturity securities, at carrying value (b)	13,107,322	12,335,099	772,223	6.26
Total securities	14,889,628	14,364,659	524,969	3.65

Grantor trust (c)	32,873	17,947	14,926	83.17
Securities purchased under agreements to resell	4,000,000	800,000	3,200,000	NM
Federal funds sold	7,245,000	10,018,000	(2,773,000)	(27.68)

Total investments	$26,167,501	$25,200,606	$966,895	3.84%

(a)         State and local housing finance agency bonds — Bonds are classified as HTM and are carried at amortized cost.  Acquisitions in 2015 to the portfolio were $33.0 million and paydowns were $21.0 million.

(b)         Mortgage-backed securities classified as AFS — No acquisitions were made in 2015.  AFS securities outstanding are GSE issued floating-rate MBS carried at fair value.

Mortgage-backed securities classified as HTM — $2.1 billion of GSE-issued MBS were acquired in 2015 and designated as HTM.  Approximately 98.0% of HTM mortgage-backed securities are GSE issued securities.

(c)         The grantor trust is classified as AFS.  We invested $16.9 million in the grantor trust in 2015.  Trust funds represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The fund is owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payments to retirees under a non-qualified Benefits Equalization Pension plan.  For more information about the pension plan, see financial statements, Note 14.  Employee Retirement Plans.

NM  — Not meaningful.

Long-Term Investment Securities

Pricing of GSE-issued MBS has remained tight, and acquisitions were made only when pricing justified our risk/reward criteria.  Unpaid principal balances of investments in MBS was $14.1 billion at December 31, 2015, an increase of $509.9 million (net of paydowns), compared to December 31, 2014.  By policy, we acquire only GSE-issued RMBS and CMBS.

The long-term investment securities at December 31, 2015 comprised of a portfolio of GSE-issued MBS, a small portfolio of vintage Private label MBS, and a small portfolio of housing finance agency bonds, as summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $1.0 billion at December 31, 2015, compared to $1.2 billion at December 31, 2014.  Unpaid principal balances decreased by $256.0 million in 2015.  No acquisitions were designated to the AFS portfolio and no MBS securities were sold in 2015.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at December 31, 2015 and December 31, 2014.  The AFS securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  The risk arising from the capped floating-rate MBS in our portfolios of available-for-sale and held-to-maturity securities is economically hedged by $2.3 billion of interest rate caps.  For more information about the interest rate caps, see financial statements, Note 15.  Derivatives and Hedging Activities, and Table 8.3 Derivative Hedging Strategies — Balance Sheet and Intermediation in this MD&A.  No AFS securities were determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6.  Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of portfolios of GSE issued fixed and floating-rate MBS, and a small portfolio of Private label MBS (98.0%, GSE-issued; 2.0%, PLMBS).  Securities classified as HTM are carried at amortized cost less adjustments for credit and non-credit OTTI losses and OTTI recoveries.  Unpaid principal balances of fixed-rate MBS were $7.3 billion and $7.2 billion at December 31, 2015 and December 31, 2014.  In 2015, we acquired $0.5 billion of fixed-rate MBS (primarily CMBS), just ahead of $0.4 billion in paydowns.  Unpaid principal balances of floating-rate MBS were $5.9 billion and $5.2 billion at December 31, 2015 and December 31, 2014.  In 2015, we acquired $1.6 billion of floating-rate securities, ahead of $1.0 billion in paydowns.  HTM floating-rate securities are typically indexed to the 1-month LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  As discussed in the previous paragraph, interest rate caps also mitigate the risk exposure due to the capped floating-rate MBS in the HTM portfolio.  Additional OTTI was recognized on previously OTTI private-label MBS, and $206 thousand was charged to earnings in 2015.  For more information about HTM securities, see financial statements, Note 5.  Held-to-Maturity Securities.

•                  Housing finance agency bonds (“HFA bonds”), all designated as HTM, were carried at amortized cost basis of $825.1 million and $813.1 million at December 31, 2015 and December 31, 2014.  We acquired $33.0 million of HFA bonds in 2015.  HFA bonds are primarily floating rate instruments indexed to LIBOR.  No HFA bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 4.2:                                       Investment Securities Issuer Concentration

	December 31, 2015			December 31, 2014
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital
MBS
Fannie Mae	$5,356,075	$5,401,014	79.71%	$5,814,401	$5,883,690	89.10%
Freddie Mac	8,377,753	8,492,476	124.68	7,334,161	7,509,406	112.39
Ginnie Mae	48,584	48,887	0.72	64,294	64,762	0.99
All Others - PLMBS	282,166	346,327	4.20	338,723	411,427	5.19
Non-MBS (b)	857,923	815,647	12.77	831,027	781,325	12.73
Total Investment Securities	$14,922,501	$15,104,351	222.08%	$14,382,606	$14,650,610	220.40%
Categorized as:
Available-for-Sale Securities	$990,129	$990,129		$1,234,427	$1,234,427
Held-to-Maturity Securities	$13,932,372	$14,114,222		$13,148,179	$13,416,183

(a)          Carrying values include fair values for AFS securities.

(b)          Non-MBS consists of housing finance agency bonds and a grantor trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 4.3:                                       External Rating of the Held-to-Maturity Portfolio

	December 31, 2015
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Mortgage-backed securities	$1,443	$12,833,230	$168,531	$28,572	$75,546	$13,107,322
State and local housing finance agency obligations	53,000	739,590	32,460	—	—	825,050

Total Long-term securities	$54,443	$13,572,820	$200,991	$28,572	$75,546	$13,932,372

	December 31, 2014
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Mortgage-backed securities	$1,679	$12,009,235	$198,142	$33,412	$92,631	$12,335,099
State and local housing finance agency obligations	54,400	722,430	36,250	—	—	813,080

Total Long-term securities	$56,079	$12,731,665	$234,392	$33,412	$92,631	$13,148,179

See footnotes (a) and (b) under Table 4.4

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4:                                       External Rating of the Available-for-Sale Portfolio

	December 31, 2015			December 31, 2014
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$957,256	$—	$957,256	$1,216,480	$––	$1,216,480
Other - Grantor trust (c)	—	32,873	32,873	—	17,947	17,947

Total Available-for-sale securities	$957,256	$32,873	$990,129	$1,216,480	$17,947	$1,234,427

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

(c)          Highly liquid equity and bond mutual funds, carried at net asset values (NAVs) as fair values.  We invested $16.9 million in 2015.

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

Fair Value Levels of Investment Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at December 31, 2015 and December 31, 2014, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 4.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2015		December 31, 2014
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$79,921	1.60%	$—	—%
Due after one year through five years	3,305,668	2.47	2,561,843	1.99
Due after five years through ten years	5,307,509	1.92	4,422,409	2.52
Due after ten years	5,398,560	1.79	6,597,937	1.62

Total mortgage-backed securities	$14,091,658	2.00%	$13,582,189	1.98%

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

Cash flow analysis in the twelve months ended December 31, 2015 identified very modest deterioration in the performance parameters of one previously impaired private-label MBS.  Credit OTTI charged to earnings was $116 thousand in the 2015 fourth quarter, $29 thousand in the 2015 third quarter and $61 thousand in the 2015 second quarter.

The results of the adverse case scenario are presented below alongside our expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (dollars in thousands):

Table 4.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of December 31, 2015
		Actual Results - Base Case Scenario			Adverse Case Scenario
				OTTI Related			OTTI Related to
		# of Securities	UPB	to Credit Loss	# of Securities	UPB	Credit Loss
RMBS	Prime	8	$20,974	$(116)	8	$20,974	$(172)
RMBS	Alt-A	5	4,460	—	5	4,460	(17)
HEL	Subprime	30	249,495	—	30	249,495	(3,326)
Manufactured housing	Subprime	2	76,202	—	2	76,202	—

Total Securities		45	$351,131	$(116)	45	$351,131	$(3,515)

		As of December 31, 2014
		Actual Results - Base Case Scenario			Adverse Case Scenario
				OTTI Related			OTTI Related to
		# of Securities	UPB	to Credit Loss	# of Securities	UPB	Credit Loss
RMBS	Prime	8	$30,523	$—	8	$30,523	$(60)
RMBS	Alt-A	5	5,030	—	5	5,030	—
HEL	Subprime	30	289,006	—	30	289,006	(1,843)
Manufactured housing	Subprime	2	93,704	—	2	93,704	—

Total Securities		45	$418,263	$—	45	$418,263	$(1,903)

(a)          Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.  Information presented is as of the end of the 2015 fourth quarter.

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

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a) in thousands):

Table 4.7:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	December 31, 2015			December 31, 2014
		Variable			Variable
Private-label MBS	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
Private-label RMBS
Prime	$19,187	$1,787	$20,974	$28,381	$2,142	$30,523
Alt-A	3,017	1,443	4,460	3,351	1,679	5,030
Total private-label RMBS	22,204	3,230	25,434	31,732	3,821	35,553

Home Equity Loans
Subprime	210,282	39,213	249,495	244,212	44,794	289,006
Manufactured Housing Loans
Subprime	76,202	—	76,202	93,704	—	93,704
Total UPB of private-label MBS (b)	$308,688	$42,443	$351,131	$369,648	$48,615	$418,263

(a)         Unpaid principal balance (UPB) is also known as the current face or par amount of a mortgage-backed security.

(b)         Paydowns of PLMBS have reduced outstanding unpaid principal balances.  No acquisitions of PLMBS have been made since 2006.

The following tables present additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (dollars in thousands):

Table 4.8:                                       PLMBS by Year of Securitization and External Rating

	December 31, 2015
	Unpaid Principal Balance
						Below		Gross
	Ratings					Investment	Amortized	Unrealized
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value
RMBS
Prime
2006	$7,390	$—	$—	$—	$—	$7,390	$6,526	$(228)	$6,365
2005	6,254	—	—	—	—	6,254	5,735	—	6,267
2004 and earlier	7,330	—	3,839	1,704	—	1,787	7,296	(93)	7,256
Total RMBS Prime	20,974	—	3,839	1,704	—	15,431	19,557	(321)	19,888
Alt-A
2004 and earlier	4,460	1,443	—	911	961	1,145	4,460	(77)	4,421
Total RMBS	25,434	1,443	3,839	2,615	961	16,576	24,017	(398)	24,309
HEL Subprime
2004 and earlier	249,495	—	4,244	93,605	35,541	116,105	218,769	(2,651)	243,746
Manufactured
Housing Loans
Subprime
2004 and earlier	76,202	—	—	76,202	—	—	76,193	—	78,272
Total PLMBS	$351,131	$1,443	$8,083	$172,422	$36,502	$132,681	$318,979	$(3,049)	$346,327

	December 31, 2014
	Unpaid Principal Balance
						Below		Gross
	Ratings					Investment	Amortized	Unrealized
Private-label MBS	Subtotal	Triple-A	Double-A	Single-A	Triple-B	Grade	Cost	(Losses)	Fair Value
RMBS
Prime
2006	$9,874	$—	$—	$—	$—	$9,874	$9,180	$(359)	$8,956
2005	9,095	—	—	—	—	9,095	8,530	—	9,153
2004 and earlier	11,554	—	6,775	2,637	—	2,142	11,509	(85)	11,571
Total RMBS Prime	30,523	—	6,775	2,637	—	21,111	29,219	(444)	29,680
Alt-A
2004 and earlier	5,030	1,679	—	911	1,114	1,326	5,030	(87)	5,005
Total RMBS	35,553	1,679	6,775	3,548	1,114	22,437	34,249	(531)	34,685
HEL Subprime
Subprime
2004 and earlier	289,006	—	6,098	106,362	41,994	134,552	255,064	(2,860)	280,573
Manufactured
Housing Loans
Subprime
2004 and earlier	93,704	—	—	93,704	—	—	93,693	—	96,169
Total PLMBS	$418,263	$1,679	$12,873	$203,614	$43,108	$156,989	$383,006	$(3,391)	$411,427

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

The Finance Agency regulations also permit us to extend additional unsecured credit, which could be comprised of overnight extensions and sales of federal funds subject to continuing contract.  Our total unsecured overnight exposure to a single counterparty may not exceed twice the regulatory limit for term exposures.  We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.  We did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union in any periods in this report.

Securities purchased with agreement to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $4.0 billion at December 31, 2015 and $800.0 million at December 31, 2014.  For more information, see financial statements, Note 4.  Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreement to Resell.

Federal funds sold and Cash at the Federal Reserve Bank of New York — Federal funds sold at December 31, 2015 and December 31, 2014 represented overnight unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (dollars in thousands):

Table 4.9:                                       Federal Funds Sold by Domicile of the Counterparty

	December 31, 2015		December 31, 2014		Years ended December 31, 2015		Years ended December 31, 2014
Foreign	S&P	Moody’s	S&P	Moody’s	Daily Average	Balance at	Daily Average	Balance at
Counterparties	Rating	Rating	Rating	Rating	Balance	period end	Balance	period end

Australia	AA-	AA2	AA-	AA2	$1,015,575	$1,000,000	$1,498,172	$—
Canada	A to AA-	AA3 to AA1	A to AA-	AA3 to AA1	3,309,540	1,753,000	4,097,720	5,376,000
Finland	AA-	AA3	AA-	AA3	1,441,280	1,418,000	1,773,896	1,856,000
Germany	—	—	A	A3	—	—	338,973	—
Netherlands	A+	AA2	A+	AA2	687,501	773,000	1,103,077	1,193,000
Norway	A+	AA3	A+	A1	965,288	400,000	1,163,847	1,193,000
Sweden	A+ to AA-	AA3 to AA2	AA-	AA3	1,850,685	—	1,445,526	—
Switzerland	A	A1	—	—	2,833	—	—	—
UK	A-	A2	—	—	335,890	—	—	—

Subtotal					9,608,592	5,344,000	11,421,211	9,618,000

USA	A- to AA-	BAA1 to AA2	A to AA-	A1 to AA2	830,304	1,901,000	1,823,638	400,000
Total					$10,438,896	$7,245,000	$13,244,849	$10,018,000

Table 4.10:                                Federal Funds Sold Quarterly Balances

The following table summarizes average balances and outstanding balances of Federal funds sold in each of the quarters in 2015 and 2014 (in millions):

	Federal Funds Sold
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Daily		Daily		Daily		Daily
	Average	Balance at	Average	Balance at	Average	Balance at	Average	Balance at
Year	Balance	period end	Balance	period end	Balance	period end	Balance	period end

2015	$11,034	$7,697	$9,254	$7,609	$11,161	$4,814	$10,307	$7,245
2014	$15,082	$9,872	$13,433	$6,713	$15,772	$5,769	$8,735	$10,018

Table 4.11:                                Cash Balances at the Federal Reserve Bank of New York (“FRBNY”)

In addition, we maintained liquidity at the FRBNY.  The following table summarizes average balances and outstanding balances at FRBNY in each of quarters in 2015 and 2014 (in millions):

	Cash Balances with Federal Reserve Banks
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Daily		Daily		Daily		Daily
	Average	Balance at	Average	Balance at	Average	Balance at	Average	Balance at
Year	Balance	period end	Balance	period end	Balance	period end	Balance	period end
2015 (a)	$262	$202	$62	$60	$160	$769	$72	$227
2014 (a)	$757	$5,527	$174	$7,159	$265	$3,657	$138	$6,453

(a)   Lower amounts of cash balances were maintained by the FRBNY at December 31, 2015, compared to balances at December 31, 2014, and were determined based on projected estimated member liquidity requirements, and the availability of alternative overnight investment opportunities in 2015.

Cash collateral pledged to derivative counterparties — At December 31, 2015 and December 31, 2014, we had deposited $370.5 million and $1.1 billion in interest-earning cash as pledged collateral or as margins to derivative counterparties.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition. Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earn interest at the overnight federal funds rate.

We generally execute derivatives with major financial institutions and enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analyses that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under ISDA agreements that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk Due to Non-performance by Counterparties in financial statements, Note 15. Derivatives and Hedging Activities.  Also see Tables 8.5 and 8.6 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost less allowance for credit losses.  Outstanding unpaid principal balance was $2.5 billion at December 31, 2015, an increase of $385.4 million (net of acquisitions and paydowns) from the balance at December 31, 2014.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

Mortgage Partnership Finance Program

We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institutions (“PFI”).  We may also acquire MPF loans through participations with other FHLBanks, although our current acquisition strategy is to limit acquisitions through our PFIs.  MPF loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”) or the Rural Housing Service of the Department of Agriculture (“RHS”), fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans.  The FHLBank of Chicago (“MPF Provider”) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBanks.  In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.

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

The following table summarizes MPF loan by product types (par value, in thousands):

Table 5.1:                                       MPF by Product Types

	December 31, 2015	December 31, 2014

Original MPF (a)	$463,106	$442,339
MPF 100 (b)	4,062	5,554
MPF 125 (c)	1,670,053	1,298,904
MPF 125 Plus (d)	140,993	183,881
Other (e)	199,975	162,158
Total par MPF loans	$2,478,189	$2,092,836

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

(d)         MPF 125 Plus —The first layer of losses is applied to the First Loss Account (“FLA”) in an amount equal to a specified percentage of loans in the pool as of the sale date. Losses incurred in the First Loss Account are deducted from the credit enhancement fees payable to the member.  We absorb any losses incurred in the FLA that are not recovered through credit enhancement fees (should the pool liquidate prior to repayment of losses).  The member acquires an additional Credit Enhancement (“CE”) coverage through a supplemental mortgage insurance (“SMI”) policy to cover second layer losses that exceed the deductible (“FLA”) of the Supplemental Mortgage Insurance policy. Losses not covered by the First Loss Account or Supplemental Mortgage Insurance coverage will be paid by the member’s Credit Enhancement obligation up to “AA” rating equivalent.  We would absorb losses that exceeded the Credit Enhancement obligation, though such losses are a remote possibility.

(e)    Other includes FHA and VA insured loans.

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.2:                                       MPF by Conventional and Insured Loans

	December 31, 2015	December 31, 2014

Federal Housing Administration and Veteran Administration insured loans	$199,915	$162,095
Conventional loans	2,278,214	1,930,678
Others	60	63
Total par MPF loans	$2,478,189	$2,092,836

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

Table 5.3:                                       Roll-Forward First Loss Account (in thousands)

	Years ended December 31,
	2015	2014	2013

Beginning balance	$22,116	$19,716	$18,436
Additions	5,582	2,962	2,823
Resets(a)	(90)	—	(1,225)
Charge-offs	(501)	(562)	(318)
Ending balance	$27,107	$22,116	$19,716

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

The amount of the credit enhancement is computed with the use of S&P’s model for determining the amount of credit enhancement necessary to bring a pool of uninsured loans to “AA” credit risk.  The credit enhancement becomes an obligation of the PFI.  For taking on the credit enhancement obligation, we pay to the PFI a credit enhancement fee.  For certain MPF products, the credit enhancement fee is accrued and paid each month to the PFI, and for other MPF products, the credit enhancement fee is accrued and paid monthly after being deferred for 12 months.  CE Fees are paid on a pool level, and if the pool runs down, the amount of future CE fees would shrink in line.

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

Table 5.4:                                       Second Losses and SMI Coverage (in thousands)

	December 31, 2015	December 31, 2014
Second Loss Position (a)	$116,405	$86,469
SMI Coverage - NY share only (b)	$17,593	$17,593
SMI Coverage - portfolio (b)	$17,958	$17,958

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan and PFI concentration:

Table 5.5:                                       Concentration of MPF Loans

	December 31, 2015		December 31, 2014
	Number of	Amounts	Number of	Amounts
	loans %	outstanding %	loans %	outstanding %

New York State	70.8%	60.5%	71.3%	62.0%

Table 5.6:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	December 31, 2015
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$306,650	12.37%
Investors Bank	188,201	7.60
Manufacturers and Traders Trust Company	141,334	5.70
Elmira Savings Bank	133,353	5.38
First Choice Bank	130,953	5.29
All Others	1,577,638	63.66

Total	$2,478,129	100.00%

	December 31, 2014
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$312,484	14.93%
Manufacturers and Traders Trust Company	184,310	8.81
Investors Bank	170,890	8.17
Elmira Savings Bank	134,812	6.44
First Choice Bank	128,470	6.14
All Others	1,161,807	55.51

Total	$2,092,773	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $145.9 million and $172.0 million at December 31, 2015 and December 31, 2014, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets included prepayments and miscellaneous receivables, and were $17.9 million and $17.3 million at December 31, 2015 and December 31, 2014.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of consolidated obligation bonds outstanding at December 31, 2015 was $67.7 billion (par, $67.2 billion), compared to $73.5 billion (par, $73.0 billion) at December 31, 2014, and amounts included unrealized fair value basis adjustments.  For more information about valuation basis adjustments, see Table 6.1 Consolidated Obligation Bonds by Type.

Consolidated obligation discount notes — The carrying values of consolidated obligation discount notes outstanding were $46.8 billion and $50.0 billion at December 31, 2015 and December 31, 2014.  In 2015, discount notes funded 35.9% of average earning assets, compared to 31.0% in 2014.  No discount notes had been hedged under a fair value accounting hedge at December 31, 2015 and 2014, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Discount notes elected under the FVO were par amounts of $12.5 billion and $7.9 billion at December 31, 2015 and December 31, 2014.

Carrying values included unrealized valuation losses of $12.2 million and $3.1 million at the balance sheet dates.  For more information about valuation basis adjustments, see Table 6.7 Discount Notes Outstanding.  Certain discount notes were hedged under a cash flow accounting hedge, and are discussed in financial statements, Note 15. Derivatives and Hedging Activities.

A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations, which is presented in Table 6.10.

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

Joint and Several Liability

Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  For more information, see financial statements, Note 17.  Commitments and Contingencies.

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 6.1:                                       Consolidated Obligation Bonds by Type

	December 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$45,808,600	68.15%	$53,659,055	73.51%
Fixed-rate, callable	3,698,000	5.50	9,419,500	12.90
Step Up, callable	525,000	0.78	2,040,000	2.80
Step Down, callable	—	—	25,000	0.03
Single-index floating rate	17,185,000	25.57	7,855,000	10.76

Total par value	67,216,600	100.00%	72,998,555	100.00%

Bond premiums	42,169		49,537
Bond discounts	(23,240)		(27,542)
Hedge valuation basis adjustments (a)	346,423		387,371
Hedge basis adjustments on terminated hedges (b)	145,512		119,500
FVO (c) - valuation adjustments and accrued interest	(1,751)		8,122

Total Consolidated obligation-bonds	$67,725,713		$73,535,543

Fair value basis and valuation adjustments — The carrying values of consolidated obligation bonds include valuation basis adjustments.  Key determinants are factors such as volume, the forward swap curve, the volatility of the swap rates, the remaining duration to maturity, and for bonds elected under the FVO, the changes in the spread between the swap rate and the consolidated obligation debt yields, and changes in interest payable, which is a component of the entire fair value of FVO bonds.

(a)         Hedge valuation basis — The reported carrying values of hedged consolidated bonds are adjusted for changes to their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedged debt.

At December 31, 2015, the application of the accounting methodology resulted in the recognition of $346.4 million in hedge valuation basis losses, compared to losses of $387.4 million at December 31, 2014.  Most of existing hedged bonds are fixed-rate liabilities, which had been issued at higher coupons in prior years at the then prevailing higher interest rate environment, and fair values will move inversely to market rates.  Generally, hedge valuation basis are unrealized and will reverse to zero if held to their maturity or their call dates.  Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were on average short- and medium-term.

Valuation losses have declined at December 31, 2015, in line with the steepening of the LIBOR.  Additionally, certain higher yielding bonds were sold or transferred and unrealized fair value losses reversed.  As vintage higher costing hedged bonds matured, previously recorded hedge valuations reversed; bonds replaced by new issuances were at or near market rates, the hedging valuation basis of which were relatively close to par.  More information is provided in Table 6.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — When hedges were terminated before their stated terms, the hedge valuation basis of the debt at the hedge termination date was a cumulative valuation loss, the valuation is no longer adjusted for changes in the benchmark rate.  Instead, the valuation basis is being amortized on a level yield method and recorded as a reduction of Interest expense.  Unamortized basis adjustments on terminated hedges were losses of $145.5 million and $119.5 million at December 31, 2015 and December 31, 2014.  If the CO bonds are held to maturity, the basis losses will be amortized to zero.  The increase in the valuation basis of terminated hedges was due to additional hedges that were de-designated in the 2015 first quarter, and upon hedge de-designation, the basis was reclassified from hedge valuation basis to this category.

(c)          FVO valuation adjustments — Carrying values of bonds elected under the FVO include valuation adjustments to recognize changes in their entire fair value, which includes accrued interest payable.  The discounting basis for computing changes in fair values of bonds elected under the FVO is the observable FHLBank CO bond yield curve.  Valuation adjustments of $1.8 million represented a discount over market values at December 31, 2015, compared to a premium of $8.1 million at December 31, 2014.  All FVO bonds are short- and medium-term, and fluctuations in their valuation, excluding interest payable, were not significant as the bonds re-price relatively frequently to market indices, remaining near to par, although there could be inter-period volatility over their life cycle.  Previously recorded valuation losses reversed in 2015 as FVO bonds matured and were not replaced.  FVO bonds outstanding at December 31, 2015 reported small discounts to market observed yields.  Par amounts of bonds elected under the FVO declined to $13.3 billion at December 31, 2015, compared to $19.5 billion at December 31, 2014.  Valuation was at a discount, a gain, in line with the steepening of the CO curve at December 31, 2015.  When the market observed CO rate (the cost of funds pricing curve for the FHLBNY) rises, fair value losses will move inversely and will decline.

We have elected the FVO on an instrument-by-instrument basis.  For bonds elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.  More information about debt elected under the FVO is provided in financial statements, Note 16.  Fair Values of Financial Instruments (See Fair Value Option Disclosures).

Hedge volume — Tables 6.2 — 6.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 6.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	December 31, 2015	December 31, 2014
Qualifying Hedges
Fixed-rate bullet bonds	$23,259,610	$25,263,825
Fixed-rate callable bonds	2,380,000	9,436,000
	$25,639,610	$34,699,825

CO bonds elected under the FVO — If at inception of a hedge we do not believe that a hedge would be highly effective in offsetting fair value changes between the derivative and the debt (hedged item), we may designate the debt under the FVO if operationally practical.  We would record fair value changes of the FVO debt through earnings, and to the extent the debt is economically hedged, record changes of the fair values of the interest rate swap through earnings.  The recorded balance sheet value of debt under the FVO would include the fair value basis adjustments, so that the debt’s balance sheet carrying values would be its full fair value.

Table 6.3:                                       Bonds Elected under the Fair Value Option (FVO)

(Economically hedged)

	Consolidated Obligation Bonds
Par Amount	December 31, 2015	December 31, 2014

Bonds designated under FVO	$13,322,660	$19,515,080

CO bonds elected under the FVO were generally economically hedged by interest rate swaps.  Election of short-term bonds under the FVO has largely been in parallel with the election of advances under the FVO.  By electing the FVO of both the liability (Consolidated bond) and the asset (Advances), we have reduced the potential earnings volatility if the advance asset was marked to fair value and the debt liability was not marked to fair value.  We elected to account for the bonds under the FVO as we were unable to assert with confidence that the short- and intermediate-term bonds, or callable bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  We opted instead to elect to hedge such FVO bonds on an economic basis with an interest rate swap.  Table 6.4 below provides more information.  Also, see financial statements, Fair Value Option disclosures in Note 16.  Fair Values of Financial Instruments.

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

Table 6.4:                                       Economically Hedged Bonds

(Excludes consolidated obligation bonds elected under the FVO and hedged economically)

	Consolidated Obligation Bonds
Par Amount	December 31, 2015	December 31, 2014
Bonds designated as economically hedged
Floating-rate bonds (a)	$3,735,000	$500,000
Fixed-rate bonds (b)	45,000	195,000
	$3,780,000	$695,000

(a)         Floating-rate debt — Floating-rate debt was economically hedged and outstanding balances at December 31, 2015 increased partly due to favorable pricing for the 1-month LIBOR indexed bonds, and partly due to increase in the funding needs for variable debt.  Floating-rate bonds were indexed to 1-month LIBOR and swapped in economic hedges to 3-month LIBOR with the execution of basis swaps.

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	December 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$40,573,630	60.36%	$51,141,505	70.05%
Due or callable after one year through two years	17,785,465	26.46	11,638,090	15.94
Due or callable after two years through three years	3,123,285	4.65	3,808,800	5.22
Due or callable after three years through four years	1,278,750	1.90	1,457,280	2.00
Due or callable after four years through five years	925,050	1.38	1,203,500	1.65
Thereafter	3,530,420	5.25	3,749,380	5.14

Total par value	67,216,600	100.00%	72,998,555	100.00%

Bond premiums	42,169		49,537
Bond discounts	(23,240)		(27,542)
Hedge valuation basis adjustments	346,423		387,371
Hedge basis adjustments on terminated hedges	145,512		119,500
FVO - valuation adjustments and accrued interest	(1,751)		8,122

Total bonds	$67,725,713		$73,535,543

(a)         Contrasting consolidated obligation bonds by contractual maturity dates (see financial statements, Note 10.  Consolidated Obligations — Redemption Terms of Consolidated Obligation bonds) with potential put dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond.  With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors.  Call options are exercisable either as a one-time option or as quarterly.  Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond.  Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.  Callable bonds have declined in 2015, as pricing was not in line with our asset/liability strategies, and maturing bonds were replaced by non-callable bonds or discount notes.

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 6.6:                                       Outstanding Callable Bonds

	December 31, 2015	December 31, 2014
Callable	$4,223,000	$11,484,500
Non-Callable	$62,993,600	$61,514,055

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.7:                                       Discount Notes Outstanding

	December 31, 2015	December 31, 2014

Par value	$46,875,847	$50,054,103
Amortized cost	$46,837,709	$50,041,041
FVO (a) - valuation adjustments and remaining accretion	12,159	3,064
Total discount notes	$46,849,868	$50,044,105

Weighted average interest rate	0.26%	0.08%

(a)         Carrying values of discount notes elected under the FVO include valuation adjustments to recognize changes in fair values.   The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  Valuation adjustments included significant cumulative unaccreted discounts.  Unaccreted discounts or accrued unpaid interest expenses are included in the entire fair value on debt instruments elected under the FVO.  If held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (par amounts, in thousands):

Table 6.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	December 31, 2015	December 31, 2014
Discount notes designated under FVO (a)	$12,459,708	$7,886,963

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.  For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (par amounts, in thousands):

Table 6.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2015	December 31, 2014
Discount notes hedged under qualifying hedge (a)	$1,589,000	$1,256,000

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

Recent Rating Actions

Table 6.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 29, 2016.

Table 6.10:                                FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2015	June 25, 2015	AA+/A-1+	Stable/Affirmed	December 22, 2015	Aaa/P-1	Stable/Affirmed
				June 24, 2015	Aaa/P-1	Stable/Affirmed

2014	August 19, 2014	AA+/A-1+	Stable/Affirmed	December 22, 2014	Aaa/P-1	Stable/Affirmed
				July 2, 2014	Aaa/P-1	Stable/Affirmed

2013	June 10, 2013	AA+/A-1+	Stable/Affirmed	July 18, 2013	Aaa/P-1	Stable/Affirmed
				April 13, 2013	Aaa/P-1	Negative/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $108.6 million and $120.5 million at December 31, 2015 and December 31, 2014.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities — Amounts outstanding were $151.4 million and $122.4 million at December 31, 2015 and December 31, 2014.  Other liabilities comprised of unfunded pension liabilities, pass-through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.  Other liabilities increased at December 31, 2015, primarily due to increases in pass-through reserves and miscellaneous liabilities.  For more information about pass-through reserves, see financial statements, Note 3. Cash and Due from Banks.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1:             Stockholders’ Capital

	December 31, 2015	December 31, 2014
Capital Stock (a)	$5,585,030	$5,580,073
Unrestricted retained earnings (b)	967,078	862,672
Restricted retained earnings (c)	303,061	220,099
Accumulated Other Comprehensive Loss	(135,687)	(136,986)
Total Capital	$6,719,482	$6,525,858

(a)         Stockholders’ Capital — Capital stock remained almost unchanged as prepaid advances were largely replaced.  When an advance matures or is prepaid, the excess capital stock is re-purchased by the FHLBNY.  When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.

(b)         Unrestricted retained earnings — Net Income for 2015 was $414.8 million; $83.0 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $227.4 million to members as dividends in 2015.  As a result, Unrestricted retained earnings increased by $104.4 million to $967.1 million at December 31, 2015.

(c)          Restricted retained earnings — Restricted retained earnings at December 31, 2015 have grown to $303.1 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the restricted retained earnings account (at the FHLBNY) until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  By way of reference, if the Restricted retained earnings target was to be calculated at December 31, 2015, the target amount would be $1.1 billion based on the FHLBNY’s average consolidated obligations outstanding in the quarter.

The following table summarizes the components of AOCI (in thousands):

Table 7.2:             Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	December 31, 2015	December 31, 2014

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(36,813)	$(44,283)
Net unrealized gains on available-for-sale securities (b)	9,283	15,374
Net unrealized losses on hedging activities (c)	(91,037)	(86,667)
Employee supplemental retirement plans (d)	(17,120)	(21,410)
Total Accumulated other comprehensive loss	$(135,687)	$(136,986)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at December 31, 2015, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.  Additional OTTI credit loss of $206 thousand was recorded during the twelve months ended December 31, 2015 as a re-impairment on previously impaired security.  The non-credit OTTI loss was $188 thousand.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and the grantor trust fund classified as available-for-sale.  The pricing of MBS in the AFS portfolio was substantially all in unrealized gain positions at December 31, 2015 and December 31, 2014.

(c)          Cash flow hedge valuation losses

Discount note rollover hedging — Fair values in AOCI in this program were unrealized losses of $85.2 million at December 31, 2015, compared to $80.8 million at December 31, 2014.  Balances represent unrealized valuation losses on interest rate swaps in cash flow “rollover” strategies that hedged the variability of 91-day discount notes, which will be issued in sequence typically for periods up to 15 years.  Fair values of the swaps were in net unrealized loss positions since the payments to swap dealers are fixed-rates, which were significantly higher than the LIBOR indexed rates due from the swap dealers.  Valuation losses have increased due to decline in the forecasted swap rates along the longer end of the swap yield curve at December 31, 2015 relative to December 31, 2014.  Fair values of interest rate swaps in this hedging strategy will move favorably when long-term swap rates rise, and unfavorably when long-term swap rates fall.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.

Hedges of anticipatory issuance of debt — From time to time, we execute interest rate swaps to mitigate interest rate exposure of a future issuance of debt.  When the debt is issued, the swap is terminated, realized gains or losses are recorded in AOCI and amortized to debt interest expenses as a yield adjustment.  If the swap is outstanding, the effective portion of its fair value is also recorded in AOCI.  Open contracts at December 31, 2015 were valued at unrealized fair value losses of $0.02 million, compared to $0.2 million at December 31, 2014.  For closed contracts, unamortized realized net losses were $5.8 million at December 31, 2015 and $5.7 million at December 31, 2014.  It is expected that over the next 12 months, $2.6 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

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

The following table summarizes dividends paid and payout ratios:

Table 7.3:             Dividends Paid and Payout Ratios

	December 31, 2015	December 31, 2014
Cash dividends paid per share	$4.22	$4.19
Dividends paid (a) (c)	$227,443	$230,678
Pay-out ratio (b)	54.83%	73.25%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2015 and December 31, 2014:

Table 8.1:                                       Derivative Hedging Strategies — Advances

			December 31, 2015	December 31, 2014
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$3	$2
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$180	$155
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$—	$15
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$3,584	$13,458
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$1,574	$2,067
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$38,097	$28,285
Purchased interest rate cap	To offset the cap embedded in the variable rate advance	Economic Hedge of Fair Value Risk	$6	$6
Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate non-putable advance converted to a LIBOR floating rate; matched to non-putable advance accounted for under fair value option	Fair Value Option	$3,758	$—

Table 8.2:                                       Derivative Hedging Strategies — Consolidated Obligation Liabilities

			December 31, 2015	December 31, 2014
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$15	$180
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$15	$—
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Economic Hedge of Fair Value Risk	$15	$15
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$2,380	$9,436
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$160	$120
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$23,100	$25,144
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$35	$78
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,589	$1,256
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$3,735	$500
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$718	$1,125
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$1,150	$—
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$11,455	$18,390
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$12,460	$7,887

Table 8.3:                                       Derivative Hedging Strategies — Balance Sheet and Intermediation

			December 31, 2015	December 31, 2014
			Notional Amount	Notional Amount
Derivatives/Terms	Hedging Strategy	Accounting Designation	(in millions)	(in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions-interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$62	$220

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 8.4:                                       Derivatives Financial Instruments by Product

	December 31, 2015		December 31, 2014
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$43,435,436	$(341,254)	$43,980,252	$(1,585,924)
Consolidated obligation fair value hedges	25,639,610	349,649	34,699,825	383,600
Cash Flow-anticipated transactions	1,624,000	(85,243)	1,333,600	(80,966)
Derivatives not designated as hedging instruments (b)
Advances hedges	8,575	28	8,200	67
Consolidated obligation hedges	3,780,000	(1,749)	695,000	(297)
Mortgage delivery commitments	14,806	3	15,536	44
Balance sheet	2,692,000	4,920	2,692,000	7,539
Intermediary positions hedges	62,000	61	220,000	73
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	3,758,000	1,886	—	—
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligation bonds	13,322,660	(8,770)	19,515,080	(1,533)
Interest rate swaps-consolidated obligation discount notes	12,459,709	(4,409)	7,886,963	(48)
Total notional and fair value	$106,796,796	$(84,878)	$111,046,456	$(1,277,445)
Total derivatives, excluding accrued interest		$(84,878)		$(1,277,445)
Cash collateral pledged to counterparties (d)		370,529		1,128,588
Cash collateral received from counterparties		(329,895)		(143,238)
Accrued interest		15,807		(14,024)
Net derivative balance		$(28,437)		$(306,119)
Net derivative asset balance (d)		$181,676		$39,123
Net derivative liability balance		(210,113)		(345,242)
Net derivative balance		$(28,437)		$(306,119)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Net derivative asset balance included $173.7 million and $28.9 million of excess cash collateral/margins posted by the FHLBNY to derivative counterparties at December 31, 2015 and December 31, 2014.  Excess margins are typically the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

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

Derivatives Counterparty Credit Ratings

The following table summarizes notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the counterparties were in gain positions, the fair values and notional amounts are grouped together (in thousands):

Table 8.5:                                       Derivatives Counterparty Credit Ratings

	December 31, 2015
		Net Derivatives	Cash Collateral	Balance Sheet	Non-cash Collateral	Net Credit
		Fair Value Before	Pledged To (From)	Net Credit	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A (c)	$15,000	$108	$—	$108	$—	$108
Single-A (c)	2,664,093	116,535	(106,000)	10,535	—	10,535
Cleared derivatives	83,933,206	220,870	(220,870)	—	—	—
Excess margins posted on cleared derivatives	—	—	170,685	170,685	—	170,685
Total derivative positions with non-member counterparties to which the Bank had credit exposure	86,612,299	337,513	(156,185)	181,328	—	181,328
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	31,000	345	—	345	(345)	—
Delivery Commitments
Derivative position with delivery commitments	14,806	3	—	3	(3)	—
Total derivative position with members	45,806	348	—	348	(348)	—
Derivative positions with credit exposure	86,658,105	$337,861	$(156,185)	$181,676	$(348)	$181,328
Derivative positions without fair value credit exposure	20,138,691
Total notional	$106,796,796

	December 31, 2014
		Net Derivatives	Cash Collateral	Balance Sheet	Non-cash Collateral	Net Credit
		Fair Value Before	Pledged To (From)	Net Credit	Pledged To (From)	Exposure to
Credit Rating	Notional Amount	Collateral	Counterparties (a)	Exposure	Counterparties (b)	Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A (c)	$65,000	$49	$—	$49	$—	$49
Single-A (c)	6,837,693	38,415	(29,449)	8,966	—	8,966
Cleared derivatives	56,664,433	113,651	(87,610)	26,041	—	26,041
Excess margins posted on cleared derivatives	—	—	2,927	2,927	—	2,927
Total derivative positions with non-member counterparties to which the Bank had credit exposure	63,567,126	152,115	(114,132)	37,983	—	37,983
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	110,000	1,096	—	1,096	(1,096)	—
Delivery Commitments
Derivative position with delivery commitments	15,536	44	—	44	(44)	—
Total derivative position with members	125,536	1,140	—	1,140	(1,140)	—
Derivative positions with credit exposure	63,692,662	$153,255	$(114,132)	$39,123	$(1,140)	$37,983
Derivative positions without fair value credit exposure	47,353,794
Total notional	$111,046,456

(a)       Includes excess margins posted to counterparties and to a Derivative Clearing Organization on derivatives that were classified as derivative assets, which are an exposure for the FHLBNY.

(b)       Members pledge non-cash collateral to fully collateralize their exposures.  Non-cash collateral is not deducted from net derivative assets on the balance sheet.

(c)       NRSRO ratings

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) derivatives were $22.9 billion and $51.1 billion at December 31, 2015 and December 31, 2014.  For bilaterally executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  We do not expect to post additional collateral.  The FHLBNY is rated AA+/stable by S&P’s and Aaa/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared derivatives at December 31, 2015 and December 31, 2014 were $83.9 billion and $59.8 billion.  For cleared OTC derivatives, margin requirements are determined by the DCO based on the volatility of the exposure, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at December 31, 2015 or December 31, 2014.

Collateral and margin posted — Cash collateral of $370.5 million and $1.1 billion were posted to swap counterparties (including DCOs) at December 31, 2015 and December 31, 2014.  After posting cash collateral, the fair values of our derivative instruments in net liability positions at December 31, 2015 and December 31, 2014 were approximately $210.1 million and $345.2 million, and represented the swap counterparties exposures in the event of non-performance by the FHLBNY to the swap contracts.

On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $27.3 million at December 31, 2015 and $56.0 million at December 31, 2014.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional amounts and fair values by country of incorporation (dollars in thousands):

Table 8.6:                                       FHLBNY Exposure Concentration (a)

		December 31, 2015
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A. (c)	$86,612,299	81.10%	$181,328	99.81%
Member and Delivery Commitments	U.S.A.	39,806	0.03	348	0.19
Total Credit Exposure (Fair values, net) - Balance sheet assets		86,652,105	81.13	$181,676	100.00%

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	12,367,425	11.58	$(171,271)
Counterparty (ies)	Germany	4,442,500	4.16	(26,958)
Counterparty (ies)	United Kingdom	1,504,998	1.41	(5,355)
Counterparty (ies)	Switzerland	1,152,768	1.08	(438)
Counterparty (ies)	France	545,000	0.51	(3,086)
Counterparty (ies)	Canada	126,000	0.12	(2,996)
Member	U.S.A.	6,000	0.01	(9)
		20,144,691	18.87	$(210,113)
Total notional		$106,796,796	100.00%

		December 31, 2014
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A. (c)	$65,567,335	59.05%	$37,983	97.09%
Member and Delivery Commitments	U.S.A.	115,536	0.10	1,140	2.91
Total Credit Exposure (Fair values, net) - Balance sheet assets		65,682,871	59.15	$39,123	100.00%

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	26,342,979	23.72	$245,789
Counterparty (ies)	United Kingdom	7,726,211	6.96	48,938
Counterparty (ies)	Germany	7,297,600	6.57	31,365
Counterparty (ies)	Switzerland	2,636,795	2.37	10,055
Counterparty (ies)	France	1,197,000	1.08	646
Counterparty (ies)	Canada	153,000	0.14	8,447
Member	U.S.A.	10,000	0.01	2
		45,363,585	40.85	$345,242
Total notional		$111,046,456	100.00%

(a)         Notional concentration — Concentration is measured by fair value exposure and not by notional amounts.  Fair values for derivative contracts in a gain position represent our credit exposure due to potential non-performance of the derivative counterparties.  For derivative contracts that were in a liability position, the swap counterparties were exposed to a default or non-performance by the FHLBNY.  For such transactions, the FHLBNY’s potential exposure would be the FHLBNY’s inability to replace the contracts at a value that would be equal to or greater than the cash posted to the defaulting counterparty.

(b)         Country of incorporation is based on domicile of the ultimate parent company.

(c)          Includes cleared swaps at Derivative clearing organizations - notional amounts of $83.9 billion and $59.8 billion at December 31, 2015 and December 31, 2014.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 8.7:                                       Notional and Fair Value by Contractual Maturity

	December 31, 2015		December 31, 2014
	Notional	Fair Value (a)	Notional	Fair Value (a)
Maturity less than one year	$50,928,278	$(72,650)	$51,024,481	$(29,023)
Maturity from one year to less than three years	37,695,659	(117,344)	32,975,101	(683,825)
Maturity from three years to less than five years	11,947,492	(109,666)	13,912,725	(286,425)
Maturity from five years or greater	6,210,561	214,779	13,118,613	(278,216)
Delivery Commitments	14,806	3	15,536	44
	$106,796,796	$(84,878)	$111,046,456	$(1,277,445)

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

Finance Agency Regulations — Liquidity

Regulatory requirements are specified in Parts 1239, 932 and 1270 of the Finance Agency regulations and are summarized below.  Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in: (1) Obligations of the United States; (2) Deposits in banks or trust companies; or (3) Advances with a maturity not to exceed five years.

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

Table 9.1:                                       Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2015	$1,246	$81,228	$79,982
September 30, 2015	1,047	80,560	79,513
June 30, 2015	1,131	79,681	78,550
March 31, 2015	1,502	87,096	85,594
December 31, 2014	1,876	85,552	83,676

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2:                                       Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2015	$7,255	$27,722	$20,467
September 30, 2015	5,332	27,632	22,300
June 30, 2015	7,005	25,289	18,284
March 31, 2015	7,170	26,994	19,824
December 31, 2014	7,108	22,966	15,858

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

The following table summarizes excess contingency liquidity (in millions):

Table 9.3:                                       Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2015	$2,204	$27,521	$25,317
September 30, 2015	2,358	27,300	24,942
June 30, 2015	2,130	24,961	22,831
March 31, 2015	4,019	26,596	22,577
December 31, 2014	2,975	22,881	19,906

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

Cash flows

Cash and due from banks was $327.5 million at December 31, 2015 and $6.5 billion at December 31, 2014.  Excess liquidity at December 31, 2015 was invested in overnight secured lending and unsecured investment in the federal funds market, and explains the decline in cash balances.  See Table 4.11 for a fuller understanding of cash held at the FRBNY.  Also see Statements of Cash Flows in the financial statements.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities in 2015 was $682.0 million, compared to $589.2 million in 2014.  By way of comparison, Net income was $414.8 million in 2015 and $314.9 million in 2014.

In 2015 and 2014, Net cash flows provided by operating activities were higher than Net income largely as a result of adjustments for non-cash fair value adjustments on derivatives and hedging activities of $221.8 million and $316.1 million that were almost entirely driven by derivative financing elements.  For more information, see Statements of Cash Flows in the financial statements.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts, which represented interest payments to swap counterparties for the off-market swaps, were classified as Financing activities rather than Operating activities.

Cash flows used in investing activities — Investing activities resulted in $3.1 billion in favorable net cash inflows in 2015, primarily due to prepayments of advances.  In 2014, investing activities were a net user of $13.4 billion of funds primarily due to increase in advance balances.

Short-term Borrowings and Short-term Debt

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 9.4:                                       Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Outstanding at end of the period (a)	$46,849,868	$50,044,105	$18,800,030	$19,808,075
Weighted-average rate at end of the period	0.26%	0.08%	0.28%	0.13%
Average outstanding for the period (a)	$43,627,528	$38,712,726	$15,708,964	$27,812,583
Weighted-average rate for the period	0.13%	0.08%	0.18%	0.13%
Highest outstanding at any month-end (a)	$50,143,718	$50,044,105	$19,680,030	$33,847,000

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

We met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations at all periods in this report as follows (in thousands):

Table 9.5:                                       Unpledged Assets

	December 31, 2015	December 31, 2014
Consolidated Obligations:
Bonds	$67,725,713	$73,535,543
Discount Notes	46,849,868	50,044,105

Total consolidated obligations	114,575,581	123,579,648

Unpledged assets
Cash	327,482	6,458,943
Less: Member pass-through reserves at the FRB	(47,528)	(38,442)
Secured Advances	93,874,211	98,797,497
Investments (a)	26,167,911	25,201,166
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,524,285	2,129,239
Accrued interest receivable on advances and investments	145,913	172,003
Less: Pledged Assets	(8,715)	(10,249)

Total unpledged assets	122,983,559	132,710,157
Excess unpledged assets	$8,407,978	$9,130,509

(a)         The Bank pledged $8.7 million and $10.2 million at December 31, 2015 and December 31, 2014 to the FDIC.  See financial statements Note 5. Held-to-Maturity Securities.

Purchases of MBS.  Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300% of capital.  We were in compliance with the regulation at all times.

Table 9.6:                                       FHFA MBS Limits

	December 31, 2015		December 31, 2014
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	205%	300%	203%	300%

Table 9.7:                                       Core Mission Achievement

On July 14, 2015, the Finance Agency issued an advisory bulletin establishing a ratio by which the Finance Agency will assess each FHLBank’s core mission achievement.  Core mission achievement is determined using a ratio of primary mission assets, which include advances and acquired member assets (mortgage loans acquired from members), to consolidated obligations.  The ratio will be determined at each yearend and will be calculated using annual average par values.  More information is provided in this MD&A in Legislative and Regulatory Developments.

December 31, 2015
Par Values (dollars in thousands)	Annual Average
Advances	$89,938,671
Mortgage Loans	2,318,304
Total Primary Mission Assets	$92,256,975
Total Consolidated Obligations	$112,225,657

Core Mission Achievement Ratio	82%
Target Ratio	70%

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2015, 2014 and 2013.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates.

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

Summarized below are the principal components of Net income (in thousands):

Table 10.1:                                Principal Components of Net Income

	Years ended December 31,
	2015	2014	2013

Total interest income	$997,672	$836,154	$787,695
Total interest expense	443,515	391,690	366,235
Net interest income before provision for credit losses	554,157	444,464	421,460
Provision/(Reversal) for credit losses on mortgage loans	518	(620)	(26)
Net interest income after provision for credit losses	553,639	445,084	421,486
Total other income	24,525	5,479	13,344
Total other expenses	117,171	100,546	96,230
Income before assessments	460,993	350,017	338,600
Affordable Housing Program Assessments	46,182	35,094	33,958
Net income	$414,811	$314,923	$304,642

2015 Net income compared to 2014

Net Income — For the FHLBNY, Net income is Net interest income, net of Provisions for credit losses, Other income/(loss), Other Expenses, and Assessments for the FHLBNY’s Affordable Housing Program.

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

2015 Net income was $414.8 million, and increased by $99.9 million, or 31.7%, compared to 2014.

•                  Net interest income, the principal source of Net Income in 2015 was $554.2 million, an increase of $109.7 million, or 24.7%, from 2014.  Net interest income (“NII”) is typically driven by the volume of earning assets, as measured by average balances earning assets, and the net interest spread earned in the period.  In 2015, a key driver was prepayment fee, which was a record $117.0 million ($7.4 million in 2014).  Average earning assets were $121.6 billion in 2015, a year-over-year decline of $3.4 billion.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 43 basis points in 2015, ten basis points higher than in 2014.  Earning assets yielded 82 basis points in 2015, compared to 67 basis points in 2014; debt yield was 39 basis points in 2015, compared to 34 basis points in 2014.

Excluding the impact of prepayment fees from both years, Net Interest income was $437.1 million and Net income spread in 2015 was 33 basis points almost unchanged from 2014.

•                  Other Income (Loss) — Other Income/(loss) reported a gain of $24.5 million in 2015, compared to a gain of $5.5 million in 2014.

•                  Service fees and Others are primarily correspondent banking fees and fee revenues from financial letters of credit.  Revenues were $12.1 million in 2015, compared to $9.5 million in 2014.  Book of business of financial letters of credit has increased and fee income increased $1.0 million.  Net gains on investments in the grantor trust increased by $1.1 million.

•                  Financial instruments carried at fair values reported a net valuation gain of $9.9 million in 2015, compared to a net gain of $2.6 million in 2014.  We have elected to account for certain consolidated obligation debt and advances under the Fair Value Option (“FVO”), and for these instruments, changes in the entire fair values of the instruments are recorded through earnings.  The debt instruments elected under the FVO were medium- and short-term in duration.  Advances elected under the FVO were primarily variable rate, medium- and short-term instruments.  Inter-period fluctuations of both instruments were caused largely by gains and losses in one period followed by reversals as the instruments approached maturity.  For more information, see financial statements, Fair Value Option disclosures in Note 16.  Fair Values of Financial Instruments.  Also see, Table 10.11 Other Income (Loss) and discussions, in this MD&A.

•                  Cash flow evaluation of expected credit OTTI identified one previously OTTI private-label mortgage backed security to be re-impaired and an additional OTTI loss of $206 thousand was recorded in 2015.

•                  Derivative and hedging activities contributed a net gain of $12.6 million in 2015, compared to a net gain of $0.1 million in 2014.

Interest income on standalone swaps contributed $23.8 million in 2015, compared to $14.9 million in 2014.  Fair value changes on standalone swaps reported a net loss of $11.3 million in 2015, compared to a net loss of $0.8 million in 2014.  Fair value changes on interest rate caps in economic hedges of certain floating-rate investments reported a net loss of $2.6 million in 2015, compared to a net loss of $19.7 million in 2014.  Hedges that qualified for hedge accounting reported valuation gains of $2.6 million in 2015, compared to valuation gains of $5.7 million in 2014.  For more information, see financial statements, Note 15. Derivatives and Hedging Activities.  Also see, Table 10.13 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type and discussions, in this MD&A.

•                  Debt bought back or sold in 2015 resulted in a $9.8 million charge to earnings, compared to $7.0 million in 2014.

•                  Other Expenses reported $117.2 million in 2015 compared to $100.5 million in 2014.

•                  Operating expenses were $29.8 million in 2015, up from $27.1 million in 2014 primarily due to increase in legal expenses and contractual service expenses.

•                  Compensation and benefits expenses were $73.6 million in 2015, up from $59.4 million in 2014 primarily due to higher contributions to the defined benefit pension plan, increases in compensation expenses due to higher headcount, and increases in incentive compensation plan expenses.

•                  Expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $13.7 million in 2015, compared to $14.1 million in 2014.

•                  AHP assessments allocated from net income were $46.2 million in 2015, compared to $35.1 million in 2014.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

2014 Net Income compared to 2013

Net income for 2014 was $314.9 million, and increased by $10.3 million, or 3.4% compared to 2013.

•                  Net interest income in 2014 grew primarily due to the increase in volume of advances, as represented by average outstanding balances.  Average advances were $93.5 billion in 2014, up from $80.2 billion in 2013.

•                  Other Income (Loss) reported net gains of $5.5 million in 2014, compared to net gains of $13.3 million in 2013.

•                  Service fees were $9.5 million in 2014 versus $10.1 million in 2013.

•                  Financial instruments carried at fair values reported valuation gains of $2.6 million in 2014, compared to valuation gains of $4.6 million in 2013.

•                  Derivatives and hedging activities contributed cumulative gains of $0.1 million in 2014, driven primarily by fair value changes on standalone derivatives.  In 2013, a net gain of $8.2 million was recorded, also largely associated with standalone derivatives.

•                  High costing debt bought back resulted in a $7.0 million charge to earnings in 2014, compared to $9.6 million in 2013.

•                  Other Expenses reported $100.5 million in total expenses in 2014, compared to $96.2 million in 2013.

•                  Operating expenses were $27.1 million in 2014, slightly down from $27.6 million in 2013.

•                  Compensation and benefits expenses were $59.4 million in 2014, up from $55.7 million in 2013.  The increase was driven primarily by higher pension expenses.

•                  Expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $14.1 million in 2014, up from $12.9 million in 2013.

AHP assessments allocated from net income totaled $35.1 million in 2014, compared to $34.0 million in 2013.

Net Interest Income — 2015, 2014 and 2013

Net interest income is impacted by a variety of factors: (1) transaction volumes, as measured by average balances of interest earning assets, and by (2) the prevailing balance sheet yields, as measured by yields on earning assets minus yields paid on interest-costing liabilities, after including the impact of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.  Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free capital.  When members prepay advances, prepayment fees are received and reported as a component of net interest income.

The following table summarizes Net interest income (dollars in thousands):

Table 10.2:                                Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2015	2014	2013	2015	2014
Total interest income (a)	$997,672	$836,154	$787,695	19.32%	6.15%
Total interest expense (a)	443,515	391,690	366,235	(13.23)	(6.95)
Net interest income before provision for credit losses	$554,157	$444,464	$421,460	24.68%	5.46%

(a)   Total Interest Income and Total Interest Expense — See Table 10.7 and 10.9 together with accompany discussions.

2015 Net Interest income compared to 2014

Net interest income for 2015 was $554.2 million, compared to $444.5 million in 2014.  The increase was primarily due to significant prepayments in 2015 that contributed $117.0 million in prepayments fees ($7.4 million in prepayment fees in 2014).  Excluding the impact of prepayment fees from both years, 2015 Net Interest income was $437.1 million and Net income spread was 33 basis points, the metrics almost unchanged from 2014.  Prepayment fee is recorded as a yield adjustment (interest income) in the period received.

Net interest spread in 2015 was 43 basis points, up by 10 basis points from 2014, and also benefited from the prepayment fees.  Net interest spread is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities.  Net interest margin, a measure of margin efficiency is Net interest income divided by average earning assets, was 46 basis points in 2015, and improved 10 basis points from 2014.  Excluding the impact of prepayment fees from both years, the margin measure in 2015 would have been almost flat year-over-year.

Asset Yields — Interest income from advances in 2015 grew by $149.2 million to $627.9 million, primarily due to prepayment fees, and higher yields on advances in the rising rate environment.  The favorable changes in 2015 were partly offset by a decline in average advance balances, which averaged $91.4 billion in 2015, compared to $93.5 billion in 2014.  Yields from advances (with the favorable impact of prepayment fees) grew by 18 basis points to 69 basis points in 2015.  Excluding prepayment fees from both years, advance yields grew by 6 basis points to 56 basis points in 2015.  Recorded interest income and yields were after the impact of interest rate swaps that “synthetically” converted certain fixed-rate advances to LIBOR-indexed, variable-rate advances.

Interest income from federal funds and repurchase agreements in 2015 grew by $4.8 million to $14.7 million, due to higher yields in a rising rate environment.  Weighted average yield was 12 basis points in 2015, up from 7 basis points in 2014.  Invested average volume was lower in 2015, $12.2 billion in 2015, compared to $14.1 billion in 2014.

Interest income from investment securities, both fixed- and floating-rate securities, was $272.7 million in 2015 at a blended yield of 186 basis points, compared to $275.1 million in 2014 at a yield of 196 basis points.  Decline in revenues was primarily due to paydowns of vintage higher yielding securities.  Acquisitions in the existing tightly priced market have yielded lower fixed-rate coupons and lower spreads on floating-rate coupons.  Fixed-rate MBS in the HTM portfolio earned $216.9 million in 2015 at a yield of 300 basis points, compared to $222.9 million in 2014 at a yield of 307 basis points.  Floating-rate MBS in the HTM portfolio earned $37.0 million in 2015 at a yield of 67 basis points, compared to $33.0 million in 2014 at a yield of 71 basis points.  Floating-rate MBS in the AFS portfolio earned $8.4 million in 2015, compared to $10.7 million in 2014, at an unchanged yield of 78 basis points.  The year-over-year decline in revenues from floating-rate MBS was due to a declining AFS portfolio.

Interest income from mortgage loans in 2015 grew by $9.6 million to $81.1 million, due to higher average balances.  The yield was lower in 2015, at 342 basis point, compared to 358 basis points in 2014.

Debt costing yields — Consolidated obligation bond cost of funds debt was 49 basis points in 2015, up from 42 basis points in 2014; yield costs were after the fair value hedge impact of interest rate swaps that “synthetically” converted a significant percentage of fixed-rate bonds to LIBOR index (primarily sub-LIBOR).  The cost of discount notes was 24 basis points in 2015, up from 18 basis points in 2014; yield costs were after the cash flow hedge impact of interest rate swaps that “synthetically” converted the variability of future issuances of the notes to fixed-rate cash flows.  On an un-swapped basis, the weighted average yield on fixed-rate CO bonds was 91 basis points in 2015, compared to 86 basis points in 2014.  On an un-swapped basis, the weighted average yield on floating-rate CO bonds has increased in line with the rising LIBOR, 19 basis points in 2015, compared to 12 basis points in 2014.

Impact of prepayments on margin — In 2015, members prepaid $20.2 billion in advances, of which $12.9 billion were prepaid in the fourth quarter.  Certain prepaid advances were not replaced, and those advances that were borrowed, specifically in the fourth quarter of 2015 were typically shorter in duration relative to the prepaid advances.  Although make-whole prepayment fees were received, the re-alignment of asset/liability was successful, and the balance sheet transition to accommodate the re-alignment was seamless executed.  However, to the extent that the spread compressed between the yields paid on debt and the yields received on the new advances, interest margins were adversely impacted in 2015, specifically in the fourth quarter.

Interest income from investing member capital — In the very low interest rate environment for overnight and short-term investments, our earnings from interest free capital and non-interest bearing liabilities have not been significant contributors.  We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital was $6.4 billion in 2015 compared to $6.6 billion in 2014.  In the past several years, opportunities for investing in short-term assets that met our risk/reward preferences had been limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the low prevailing overnight rates at financial institutions.  In 2015, market yields for overnight investments have improved, and with the introduction of the tri-party repo lending at the FRBNY, we are better poised to manage our risk/reward liquidity policies and earn higher interest income from investing excess liquidity.  For more information about factors that impact Interest income and Interest expense, see Table 10.3 and discussions thereto.  Also, see Table 10.5 Spread and Yield Analysis, and Table 10.6 Rate and Volume Analysis.

2014 Net Interest income compared to 2013

Net interest income in 2014 grew primarily due to the increase in volume of advances, as represented by average outstanding balances.  Average advances were $93.5 billion in 2014, up from $80.2 billion in 2013.

Net interest spread was 33 basis points in 2014, two basis points lower compared to 2013.  Net interest margin was 36 basis points in 2014, down slightly from 38 basis points in 2013.

Interest earning assets yielded 67 basis points in 2014, three basis points lower than in 2013.  The mix of advances changed period-over-period towards a higher concentration of adjustable rate advances and short-term advances that re-priced to lower yields in the declining rate environment in 2014.  Floating-rate MBS also re-priced to lower yields.

Interest bearing liabilities were carried at 34 basis points in 2014, one basis point lower than 2013.

Impact of qualifying hedges on Net Interest income — 2015, 2014 and 2013

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 10.3:                                Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Years ended December 31,
	2015	2014	2013

Interest Income	$1,886,472	$1,837,480	$1,831,058
Net interest adjustment from interest rate swaps	(888,800)	(1,001,326)	(1,043,363)
Reported interest income	997,672	836,154	787,695

Interest Expense	625,652	607,752	641,125
Net interest adjustment from interest rate swaps and basis amortization	(182,137)	(216,062)	(274,890)
Reported interest expense	443,515	391,690	366,235

Net interest income	$554,157	$444,464	$421,460

Net interest adjustment - interest rate swaps	$(706,663)	$(785,264)	$(768,473)

GAAP compared to Economic — 2015, 2014 and 2013

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 10.4:                                GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Years ended December 31,
	2015			2014			2013
	Amount	ROA	Net Spread	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$554,157	0.46%	0.43%	$444,464	0.36%	0.33%	$421,460	0.38%	0.35%
Interest income (expense)
Swaps not designated in a hedging relationship	23,724	0.02	0.02	14,748	0.01	0.01	22,556	0.02	0.02

Economic net interest income	$577,881	0.48%	0.45%	$459,212	0.37%	0.34%	$444,016	0.40%	0.37%

(a)    The net interest income reported as an adjustment to GAAP interest income was for the most part generated by interest rate swaps in economic hedges associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged debt elected under the FVO (generally in a pay 3-month LIBOR, receive fixed-rate interest rate swap transaction).  Net interest accruals were favorable on such interest rate swaps, which reduced the effective cost of debt by $23.7 million, $14.7 million and $22.6 million in 2015, 2014 and 2013.  In each period, such swap interest accrual income was reported as a derivative gain in Other income.  From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that executes interest rate swap hedges, converting fixed-rate exposures to LIBOR exposures; the execution of the business model and the strategy should be considered as a relevant measure of our interest margin performance, rather than as a derivative and hedging gain.  Table 10.4 above provides useful information to track the impact on our economic net interest margin.

Spread and Yield Analysis — 2015, 2014 and 2013

Table 10.5:                                Spread and Yield Analysis

	Years ended December 31,
	2015			2014			2013
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$91,401,149	$627,866	0.69%	$93,549,502	$478,672	0.51%	$80,245,339	$444,553	0.55%
Interest bearing deposits and others	967,228	1,343	0.14	1,291,158	1,019	0.08	1,905,671	2,041	0.11
Federal funds sold and other overnight funds	12,207,096	14,650	0.12	14,146,288	9,807	0.07	14,232,118	12,267	0.09
Investments	14,634,519	272,697	1.86	14,011,706	275,135	1.96	13,425,320	260,479	1.94
Mortgage and other loans	2,371,327	81,116	3.42	1,999,240	71,521	3.58	1,944,978	68,355	3.51

Total interest-earning assets	$121,581,319	$997,672	0.82%	$124,997,894	$836,154	0.67%	$111,753,426	$787,695	0.70%

Funded By:
Consolidated obligations-bonds	$69,176,958	$338,916	0.49	$76,579,720	$318,743	0.42%	$65,502,314	$295,887	0.45%
Consolidated obligations-discount notes	43,627,528	102,913	0.24	38,712,726	71,388	0.18	36,872,187	68,776	0.19
Interest-bearing deposits and other borrowings	1,204,833	866	0.07	1,698,735	634	0.04	1,683,979	597	0.04
Mandatorily redeemable capital stock	19,255	820	4.26	21,922	925	4.22	24,303	975	4.01

Total interest-bearing liabilities	114,028,574	443,515	0.39%	117,013,103	391,690	0.34%	104,082,783	366,235	0.35%

Other non-interest-bearing funds	1,126,720			1,428,309			1,684,574
Capital	6,426,025	—		6,556,482	—		5,986,069	—

Total Funding	$121,581,319	$443,515		$124,997,894	$391,690		$111,753,426	$366,235

Net Interest Income/Spread		$554,157	0.43%		$444,464	0.33%		$421,460	0.35%

Net Interest Margin (Net interest income/Earning Assets)			0.46%			0.36%			0.38%

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

Rate and Volume Analysis — 2015, 2014 and 2013

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 10.6:                                Rate and Volume Analysis

	For the years ended
	December 31, 2015 vs. December 31, 2014
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(11,230)	$160,424	$149,194
Interest bearing deposits and others	(304)	628	324
Federal funds sold and other overnight funds	(1,499)	6,342	4,843
Investments	11,939	(14,377)	(2,438)
Mortgage loans and other loans	12,839	(3,244)	9,595

Total interest income	11,745	149,773	161,518

Interest Expense
Consolidated obligations-bonds	(32,739)	52,912	20,173
Consolidated obligations-discount notes	9,854	21,671	31,525
Deposits and borrowings	(225)	457	232
Mandatorily redeemable capital stock	(114)	9	(105)

Total interest expense	(23,224)	75,049	51,825

Changes in Net Interest Income	$34,969	$74,724	$109,693

	For the years ended
	December 31, 2014 vs. December 31, 2013
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$69,850	$(35,731)	$34,119
Interest bearing deposits and others	(563)	(459)	(1,022)
Federal funds sold and other overnight funds	(73)	(2,387)	(2,460)
Investments	11,485	3,171	14,656
Mortgage loans and other loans	1,927	1,239	3,166

Total interest income	82,626	(34,167)	48,459

Interest Expense
Consolidated obligations-bonds	47,355	(24,499)	22,856
Consolidated obligations-discount notes	3,401	(789)	2,612
Deposits and borrowings	5	32	37
Mandatorily redeemable capital stock	(98)	48	(50)

Total interest expense	50,663	(25,208)	25,455

Changes in Net Interest Income	$31,963	$(8,959)	$23,004

Interest Income — 2015, 2014 and 2013

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.7:                                Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2015	2014	2013	2015	2014
Interest Income
Advances (a)	$627,866	$478,672	$444,553	31.17%	7.67%
Interest-bearing deposits (b)	1,343	1,019	2,041	31.80	(50.07)
Securities purchased under agreements to resell (c)	1,615	481	32	NM	NM
Federal funds sold (c)	13,035	9,326	12,235	39.77	(23.78)
Available-for-sale securities (d)	8,411	10,733	16,545	(21.63)	(35.13)
Held-to-maturity securities (d)	264,286	264,402	243,934	(0.04)	8.39
Mortgage loans held-for-portfolio (e)	81,103	71,514	68,329	13.41	4.66
Loans to other FHLBanks	13	7	26	85.71	(73.08)

Total interest income	$997,672	$836,154	$787,695	19.32%	6.15%

(a)                  Interest income from Advances — Interest income from advances in qualifying hedging relationships is recorded net of the fixed-rate payments to derivative counterparties in exchange for floating-rate cash flows received.  As a result, reported interest income would not necessarily be the same for Advances if not hedged.  Table 10.8 summarizes the impact of interest rate swaps on advance interest income that effectively reduced fixed-rate advance interest income to a sub-LIBOR level for hedged Advances.  Interest income from Advances also includes prepayment fees received from members who prepay Advances ahead of their contractual maturities.

•         2015 compared to 2014 — In 2015, interest income from Advances grew by $149.2 million, or 31.2% compared to 2014; the increase was driven primarily by $117.0 million in prepayment fees recorded on $20.2 billion in member initiated Advance prepayments in 2015, of which $12.9 billion were prepaid in the fourth quarter of 2015.  In 2014, Advance prepayments totaled $1.6 billion, and prepayment fees were $7.4 million.  As discussed previously, we implemented a rebate program in December 2015, offering members the opportunity to receive rebates if members replaced prepaid Advances within a 30-day period.  In December 2015, $39.0 million was rebated to members who borrowed new advances subsequent to prepayments of advances.  The rebate paid was a charge against interest income from advances.  The new borrowings largely replaced the prepayments in the fourth quarter.  Nonetheless, average outstanding par balances in 2015 declined year-over-year by $1.8 billion to $89.9 billion.

Advance coupon rates and revenues (excluding the benefit of prepayment fees and before the impact of interest rate swaps) have declined year-over-year as higher yielding Advances were prepaid or modified, and replaced by Advances with shorter durations that yielded lower coupons.  On an un-swapped basis and excluding prepayment fees, the aggregate weighted average yield of the advance portfolio was 156 basis points in 2015, compared to 161 basis points in 2014.  Yield decline on an un-swapped basis in 2015 is also evidenced by comparing the weighted average yield of 135 basis points of the book of advance business at year-end December 31, 2015 to 149 basis points at year-end December 31, 2014.

Long-term fixed-rate Advances remained a significant component of the advance portfolio, with over $46.4 billion in average outstanding balances in 2015, yielding 244 basis points in 2015, down from 267 basis points in 2014 on an un-swapped basis.  Yields on a swapped basis, synthetically converted to LIBOR, improved in 2015 in the rising LIBOR environment, yielding 57 basis points in 2015, up 6 basis points from 2014.  Adjustable-rate advances or ARC advances represented 28.4% of our portfolio (par amount outstanding was $26.5 billion at December 31, 2015), and ARC’s benefitted from the rising rate environment in late 2015, yielding 51 basis points in 2015, up from 45 basis points in 2014.  Short-term fixed-rate Advances, which can have maturities from 2-days up to one year, represented 12.4% ($11.6 billion par) also benefited from rising rate environment in 2015, as the category re-prices at short intervals.  The average 3-month LIBOR was 32 basis points in 2015, up from 23 basis points in 2014.  The 3-month LIBOR was 61 basis points at year-end, December 31, 2015, up from 26 basis points at December 31, 2014.

•         2014 compared to 2013 — Interest income grew by $34.1 million, or 7.7% in 2014, driven primarily by the increase in average outstanding advances, which grew to $93.5 billion, an increase of $13.3 billion, or 16.6%.  Volume growth contributed $69.9 million in incremental interest income, partly offset by rate related decline in interest income of $35.7 million.  Net yield (after the interest accruals on interest rate swaps in qualifying hedges) was 51 basis points in 2014, four basis points lower than in 2013.  The 3-month LIBOR had declined year-over-year; the average 3-month LIBOR was 23 basis points in 2014, compared to 27 basis points in 2013, and impacted 2014 yields in two principal ways.   First, almost all putable advances and long- and intermediate-term fixed-rate advances were swapped to receive LIBOR indexed cash flows, so that for such advances the yields floated to lower levels with the decline in LIBOR in 2014.  Second, the Advance mix changed in 2014, with the growth in variable rate and short-term advances.  In a declining rate environment in 2014, the change in mix had an adverse impact on Interest income.  ARC advances, which are typically indexed to the 3-month LIBOR, grew to $29.6 billion in 2014, compared to $19.8 billion in 2013 (average balances).  Short-term fixed-rate advances, which re-price at frequent intervals, also grew to $9.8 billion in 2014, compared to $7.8 billion in 2013.

(b)                     Interest bearing deposits — Represents interest income earned on cash collateral and margins posted to derivative counterparties. Interest income on cash posted as collateral was $1.3 million in 2015, compared to $1.0 million in 2014.  The small increase was consistent with higher overnight federal funds effective rates, which is the earning index for cash collateral and margins.  Average yield was 14 basis points in 2015, compared to 8 basis points in 2014.  Average cash balances were lower in 2015, compared to 2014 as we continue to execute derivatives as “clearable trades” through central clearing, enabling us to net positive and negative derivative contracts through a Derivative Clearing Organization and post lower cash balances.  In 2014, in a lower overnight rate environment and a lower average cash balances, interest income declined relative to 2013.

(c)                   Interest income from investments in federal funds and other overnight funds — Interest income from investments in federal funds sold and other overnight investments was $14.7 million in 2015, compared to $9.8 million in 2014, and the increase was driven by higher prevailing overnight federal funds effective rates in 2015.  Yield was 12 basis points in 2015, up from 7 basis points in 2014.  The favorable impact of higher market yields was partly offset by lower volume of investments (average outstanding balances).  Average invested balances declined to $12.2 billion in 2015 from $14.1 billion in 2014.

2014 compared to 2013 — Interest income from investments in Federal funds declined in 2014, in line with the decline in the overnight federal funds rate.  Volume as represented by average balance outstanding was $14.1 billion in 2014, almost unchanged from 2013.

(d)                  Interest income from investment securities — Available-for-sale and Held-to-maturity securities — Long-term investments were primarily GSE issued mortgage-backed securities (“MBS”), a small portfolio of private label MBS, a portfolio of housing finance agency bonds, and bond and equity funds in a Grantor trust owned by the FHLBNY.

For new acquisitions of MBS, floating-rate and fixed-rate, until late in 2015, yields were low due to continued spread compression.  Tight supply of securities has been the primary cause, and prevailing market conditions have limited acquisition of MBS only when pricing and yields met our risk/return criteria.  Although spread compression has widened in the closing months of 2015, pricing remains at a premium that may not meet our risk/reward framework.  Yield metrics are discussed below on an economic basis and exclude the impact of credit and non-credit OTTI or recoveries of OTTI (accretable yields).  The yields discussed may not be the same as those presented in Table 10.5 Spread and Yield Analysis, which would include the impact of credit OTTI and accretable yield under GAAP.  We believe economic yield may enhance shareholders’ understanding of market conditions.

Long-term investments were designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).

•                  MBS in the AFS portfolio were floating-rate securities.

MBS in the AFS portfolio were floating-rate GSE issued securities, and earned $8.4 million in 2015, compared to $10.7 million in 2014 and $16.4 million in 2013.  The declining AFS portfolio was the primary driver for lower earnings.  No acquisitions were made to the AFS portfolio in 2015 and 2014, and the portfolio declined in line with contractual paydowns.  Unpaid principal balances were $950.6 million at December 31, 2015, $1.2 billion at December 31, 2014 and $1.5 billion at December 31, 2013.  Average balance was $1.1 billion in 2015, down from $1.4 billion in 2014 and $1.9 billion in 2013.

Volume related decline in earnings were only partly offset by higher yields in the rising rate environment in 2015.  Floating-rate MBS are indexed to short-term LIBOR, typically 1-month LIBOR, which had been at record lows in the earlier quarters of 2015, and has steadily moved higher in each subsequent quarter.  While the 1-month LIBOR averaged 20 basis points in 2015, it rose to 43 basis points at year-end December 31, 2015.  In contrast, the average 1-month LIBOR was 16 basis points in 2014.  The all-in yield (LIBOR plus the margin) earned from floating-rate MBS was 78 basis points in 2015, almost unchanged from 2014, and compared to 87 basis points in 2013.

•                  MBS in the HTM portfolio were fixed-rate and floating-rate securities.

Fixed-rate MBS in the HTM portfolio earned $216.9 million in 2015, compared to $222.9 million in 2014 and $197.7 million in 2013.  Yields have been declining as vintage higher coupon fixed-rate MBS paid down.  Market pricing for new issuances of highly-rated GSE securities remain tight and yields low.  When new securities were acquired to replace paydowns, tight pricing adversely impacted yields and revenues.  Overall yield on fixed-rate MBS was 300 basis points in 2015, compared to 307 basis points in 2014 and 330 basis points in 2013.  Volume, as measured by average outstanding balances at historical amortized cost, was $7.2 billion in 2015, almost flat from 2014, with acquisitions just keeping pace with paydowns.  The adverse impact of two factors, a substantially unchanged volume of investment securities and a declining portfolio of high-yielding vintage securities that were replaced by lower yielding securities in very competitive pricing environment, explains changes in interest income from fixed-rate MBS.  In 2014, the increase in interest income compared to 2013 was largely due to the period-over-period increase of $1.3 billion in the average fixed-rate securities in the HTM portfolio.

Floating-rate MBS in the HTM portfolio earned $37.0 million in 2015, compared to $33.0 million in 2014 and $38.4 million in 2013. Floating-rate MBS are indexed to short-term LIBOR, typically the 1-month LIBOR.  As discussed previously, LIBOR has steadily moved higher in each subsequent quarter in 2015, favorably impacting earnings as the floating portfolio re-priced to higher yields.  Lower spreads to LIBOR on new acquisitions, relative to vintage securities in the portfolio have driven down overall yields and earnings in 2016.  Acquisitions have outpaced paydowns of vintage higher-yielding MBS.  Average investment balance was $5.5 billion in 2015, up from $4.6 billion in 2014 and $4.8 billion in 2013.  In 2015, the portfolio yielded 67 basis points, compared to 71 basis points in 2014 and 80 basis points in 2013.

•                  Interest income on housing finance agency bonds (“HFA bonds”) was $6.3 million in 2015, compared to $6.5 million in 2014 and $7.4 million in 2013.  HFA bonds, which are classified as held-to-maturity, were primarily floating rate securities.  Invested balances have increased steadily over the three years.  The amortized cost was $825.1 million at December 31, 2015, compared to $813.1 million at December 31, 2014 and $714.9 million at December 31, 2013.

(e)                Interest income from mortgage loans — Interest income from MPF loans was $81.1 million in 2015, up from $71.5 million in 2014 and $68.4 million in 2013.  Growth was driven by higher loan volume, as measured by average outstanding balances, which grew to $2.4 billion in 2015, up from $2.0 billion in 2014 and $1.9 billion in 2013.  Yield on the portfolio declined in 2015, primarily due to higher amortization expense of premiums.  Yield was 342 basis points in 2015, compared to 358 basis points in 2014 and 351 basis points in 2013.

NM — Not meaningful.

Impact of hedging on Interest income from advances — 2015, 2014 and 2013

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 10.8:                                Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31
	2015	2014	2013
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$1,516,666	$1,479,998	$1,487,916
Net interest adjustment from interest rate swaps (a)	(888,800)	(1,001,326)	(1,043,363)
Total Advance interest income reported	$627,866	$478,672	$444,553

(a)         Accrued net swap interest expenses were $888.8 million in 2015, compared to $1.0 billion in 2014 and 2013 on interest rate swaps hedging fixed-rate Advances.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap with a pay fixed-rate leg and a receive LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the advance results in a synthetic conversion of the fixed-rate advance interest income to LIBOR indexed variable interest income.  The net swap accruals were a net expense in each period in this report as the fixed-rate cash flows paid to swap counterparties were larger than the LIBOR-indexed cash flows received.  Even though, the swap accrual expense reduced the higher fixed-rate advance yield to a LIBOR basis, the hedging strategy has achieved our interest rate risk mitigation strategies.

Lower amounts of net interest cash outflows have been paid to swap dealers year-over-year, primarily due to the prepayments and modifications of vintage high-coupon fixed-rate interest rate swaps in parallel with Advance prepayments and modifications.  As more medium and shorter-term Advances have been issued and hedged, the interest rate swaps were also shorter in duration, and the spread between the fixed-rate coupon and the 3-month LIBOR was narrower, driving down the net cash flows paid to swap counterparties.

Interest Expense — 2015, 2014 and 2013

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

Changes in rate and intermediation volume (average interest-costing liabilities), the mix of debt issuances between bonds and discount notes, and the impact of hedging strategies explain the changes in interest expense.  Reported Interest expense is net of the impact of hedge strategies.  The primary strategy is the Fair Value hedge that creates LIBOR-indexed funding.  We also use the Cash Flow hedge strategy that creates long-term fixed-rate funding to lock in future net interest margin.  In a Fair value hedge strategy of a bond or discount note, we generally pay variable-rate LIBOR-indexed cash flows to swap counterparties.  In exchange, we receive fixed-rate cash flows, which typically mirror the fixed-rate coupon payments to investors holding the FHLBank debt.  This exchange effectively converts fixed coupons to floating rate coupons indexed to the 3-month LIBOR.  The primary cash flow hedge strategy is designed to eliminate the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR), hedging long-term issuances of consolidated obligation discount notes and create long term fixed-rate funding.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.9:                                Interest Expenses — Principal Categories

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2015	2014	2013	2015	2014
Interest Expense
Consolidated obligations-bonds (a)	$338,916	$318,743	$295,887	(6.33)%	(7.72)%
Consolidated obligations-discount notes (a)	102,913	71,388	68,776	(44.16)	(3.80)
Deposits (b)	455	579	592	21.42	2.20
Mandatorily redeemable capital stock (c)	820	925	975	11.35	5.13
Cash collateral held and other borrowings	411	55	5	NM	NM

Total interest expense	$443,515	$391,690	$366,235	(13.23)%	(6.95)%

(a)         Interest expense on consolidated obligation bonds and discount notes — A number of factors impacted the cost of funding (interest expense).

One factor was the mix between the use of discount notes (which have a maximum maturity of one year) and the use of consolidated fixed-rate bonds.  Discount notes costing yields are lower relative to bonds, as discount notes are short-term funding instruments; the mix between discount notes and bonds is an asset/liability management decision based on the funding environment, the maturity and duration profiles of earning assets.

Another factor was the mix between the use of fixed-rate bonds and floating-rate bonds, which re-price at 3-month or less and are typically indexed to the 1-month and 3-month LIBOR.  That mix is partly determined by the interest rate profile of assets that are being funded, and partly by the pricing of variable-rate debt, relative to alternative funding vehicles, such as discount notes or callable bonds with short lock-out periods to first call.  Consolidated obligation debt, bonds and discount notes, have funded over 90% of earning assets in each of the periods in this report.  The funding mix between the use of fixed-rate and floating-rate consolidated bonds, and discount notes changed a little in 2015, with discount notes funding 36% of earning assets in 2015, 31% in 2014 and 33% in 2013.

A third factor is the level of LIBOR and the debt issuance spread to LIBOR.  Pricing of bonds have remained at tight spreads to LIBOR, a continuation of the trend observed over the recent past.  It is our practice to execute interest rate swaps to hedge much of fixed-rate bonds and synthetically convert to a sub-LIBOR, and the compression or expansion in the spread relationship of CO and LIBOR will impact interest expense on a swapped basis.  The increase in LIBOR in 2015 has tended to increase the synthetic cost of debt that is swapped, as when the short-term LIBOR rises, we tend to pay higher amounts of cash payments to swap counterparties in the swap of a debt instrument in which we pay LIBOR indexed cash flows and receive fixed-rate cash flows.  Rising LIBOR also resulted in increased cost of funding of variable-rate debt indexed to LIBOR.  The 3-month LIBOR was 61 basis points at December 31, 2015, up from 26 basis points at December 31, 2014.

Consolidated obligation bonds (“CO bonds”) — Aggregate interest expense on fixed-rate and floating-rate CO bonds in 2015 was $338.9 million, compared to $318.7 million in 2014 and $295.9 million in 2013.  The reported expenses are net of the impact of hedging fixed-rate CO bonds to create synthetic LIBOR indexed interest expense.  The sub-LIBOR spread on new issuances of CO bonds has narrowed in 2015, driving up the cost of debt on a swapped out basis, and in the current rising rate environment, cost of funding has increased for new issuances and existing floating-rate bonds, which re-price to the higher yields.  In the aggregate, yields on CO bonds (swapped and un-swapped) was 49 basis points in 2015, compared to 42 basis points in 2014 and 45 basis points in 2013.

Fixed-rate bonds funded 48% of earning assets in 2015, compared to 52% in 2014 and 2013.  On an un-swapped basis, the weighted average yield on fixed-rate CO bonds was 91 basis points in 2015, compared to 86 basis points in 2014 and 104 basis points in 2013.  On a swapped out basis, the synthetic floating yield was 55 basis points in 2015, compared to 47 basis points in 2014 and 50 basis points in 2013

Floating-rate bonds funded 8.7% of earning assets in 2015, compared to 9.8% in 2014 and 8.1% in 2013.  On an un-swapped basis, the weighted average yield on floating-rate CO bonds has increased in line with the rising 1-month LIBOR, 19 basis points in 2015 compared to 12 basis points in 2014 and 15 basis points in 2013.  Floating-rate bonds were typically indexed to the 1-month LIBOR, synthetically converted through an economic hedge to the 3-month LIBOR.

Consolidated obligation discount notes — As discount notes are short term funding, one year or less, the yields paid are lower than fixed-rate CO bonds.  Discount notes are typically issued at a small premium over equivalent maturity Treasury bills.  Discount notes do not make interest payments; instead the note is matured at a par value below the issuance price, and the difference between issuance price and par is used to “accrete” to par and to calculate the yield.

Interest expense was $102.9 million in 2015, compared to $71.4 million in 2014 and $68.8 million in 2013.  The reported expenses were net of the impact of hedging discount notes in the cash flow hedge rollover program.  In this program, certain discount notes are hedged in a cash flow strategy that converts floating-rate forecasted cash flows on the future issuances of discount notes to fixed-rate cash flows.

The un-swapped yield paid on consolidated obligation discount notes was 15 basis points in 2015, up from 9 basis points in 2014 and 10 basis points in 2013.  The increase in discount note yield in 2015 was in line with rising short-term interest rates in 2015.  The yield on discount notes on a swapped basis was 24 basis points in 2015 compared to 18 basis points in 2014 and 19 basis points in 2013.  The increased cost on a swapped basis was due to cash flow hedge strategies that have synthetically converted the variability of cash flows of (on average) $1.4 billion of discount notes to long-term fixed rate cash flows.  Long-term fixed-rate payments are significantly higher than the 3-month LIBOR cash received, resulting in net swap interest expense accruals that increases the overall cost of the discount notes.  The strategy, however, assures us of achieving a predictable long-term cost of funds, and locking in future margins.  The synthetic conversion to fixed-rate cash flows resulted in increased cost of $36.2 million in 2015, $35.1 million in 2014 and $32.0 million in 2013.

(b)         Interest expense on deposits — Interest expense increased in 2015, primarily due to increase in the deposit rates paid to members on their deposits, and rates paid to swap dealers on interest bearing cash collateral.  In aggregate, average deposit balances declined in 2015 to $1.2 billion, compared to $1.7 billion in 2014 and 2013.  The FHLBNY takes deposits from members as a service to its members, and such deposits are not a significant source of funds.  Other deposits included cash collateral received from swap counterparties to mitigate the FHLBNY’s fair value exposures on open derivative positions, and balances and interest expense were not significant.

(c)   Mandatorily redeemable capital stock — Holders of mandatorily redeemable capital stock are paid dividends at the same rate as all member stockholders.  The dividend payments are classified as interest payments to conform to accounting rules with respect to the classification of such dividends.  Reported interest expense has declined due to lower average balances of capital stock held by non-members to support their outstanding Advances.

NM — Not meaningful.

Impact of Hedging on Interest Expense on Debt — 2015, 2014 and 2013

Derivative strategies are primarily used to manage the interest rate risk inherent in fixed-rate debt by converting the fixed-rate funding to floating-rate debt that is indexed to 3-month LIBOR, our preferred funding base.  The strategies are designed to protect future interest margins.  A substantial percentage of non-callable fixed-rate debt is swapped to plain vanilla 3-month LIBOR indexed cash flows.  We also issue fixed-rate callable debt that is typically issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.  The cash flow objectives are accomplished by utilizing a Fair value hedging strategy, benefitting us in two principal ways.  First, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps convert the debt to an adjustable-rate instrument tied to the 3-month LIBOR.  Second, fixed-rate callable bonds issued in conjunction with the execution of interest rate swaps containing a call feature (that mirrors the option embedded in the callable bond), enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.  We may also issue floating rate debt indexed to other than the 3-month LIBOR (Prime, federal funds rate and 1-month LIBOR).  Typically, we would then execute interest rate swaps that would convert the cash flows to the 3-month LIBOR, and designate the hedge as an economic hedge.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 10.10:                         Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Years ended December 31,
	2015	2014	2013
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$557,215	$569,948	$602,729
Discount notes-Interest expense before adjustment for swaps	66,751	36,245	36,824
Amortization of basis adjustments	(2,223)	(58)	746
Net interest adjustment for interest rate swaps (a)	(179,914)	(216,004)	(275,636)
Total bonds and discount notes-Interest expense	$441,829	$390,131	$364,663

(a)         Interest rate swaps hedging consolidated obligation debt resulted in net favorable cash flow accruals of $179.9 million in 2015, compared with $216.0 million and $275.6 million in 2014 and 2013.  A fair value hedge of debt is accomplished by the execution of interest rate swaps with a receive fixed-rate leg and a pay LIBOR-indexed variable rate leg.  In that hedge strategy, the combination of the swap and the debt results in the synthetic conversion of the fixed-rate funding cost to LIBOR indexed variable expense.  As a result of the fair value hedging strategy, the net cash flows for the FHLBNY have been generally positive in the periods in this report, reducing the cost of funding to a LIBOR basis.  If in future periods, LIBOR rises to levels above the fixed-rate contracts, the net cash flows (exchanged between the swap counterparty and the FHLBNY) would become unfavorable.

The level of the prevailing LIBOR index has a direct impact on cash flows exchanged in a swap of our consolidated obligation bonds and notes - The increase in the 3-month LIBOR index in 2015, relative to the prior year resulted in increasing amounts of cash payments made to swap counterparties, and was a primary factor in the declining favorable cash in-flows from swaps hedging debt.  The average 3-month LIBOR was 32 basis points in 2015, compared to 23 basis points in 2014 and 27 basis points in 2013.

Allowance for Credit Losses — 2015, 2014 and 2013

•                  Mortgage loans held-for-portfolio — Provision for credit allowances have been insignificant in all periods in this report.  For more information, see financial statements, Note 8. Mortgage Loans held for portfolio. With the adoption of guidelines from the FHFA on January 1, 2015, we charged off $3.7 million of previously recorded credit allowance on loans that were delinquent for 180-days or greater.  The charge-off reduced the credit loss allowance in the Statements of condition with an offset to the carrying amounts of impaired loans also in the Statements of condition.  The charge off did not impact the provision for credit losses.

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

Analysis of Non-Interest Income (Loss) — 2015, 2014 and 2013

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 10.11:                         Other Income (Loss)

	Years ended December 31,
	2015	2014	2013
Other income (loss):
Service fees and other (a)	$12,096	$9,516	$10,106
Instruments held at fair value - Unrealized gains (b)	9,872	2,592	4,570
Total OTTI losses	(394)	—	—
Net amount of impairment losses reclassified to Accumulated other comprehensive loss	188	—	—
Net impairment losses recognized in earnings (c)	(206)	—	—
Net realized and unrealized gains on derivatives and hedging activities (d)	12,557	117	8,233
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	—	300	—
Losses from extinguishment of debt (e)	(9,794)	(7,046)	(9,565)
Total other income	$24,525	$5,479	$13,344

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, and fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fees earned from commitments and financial letters of credit grew by $1.0 million due to increase in transactions in 2015.  Earnings from the grantor trust grew by $1.1 million in 2015.  Issuance expenses of debt elected under the FVO were a little lower.  Revenues were also higher from safekeeping services provided to member institutions.  In 2014, the decrease was primarily due to lower fees on correspondent banking services, partly offset by higher fee income from commitments and financial letters of credit.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net fair value gains of $9.9 million, $2.6 million and $4.6 million in 2015, 2014 and 2013.  Fluctuations in fair values are impacted by changes in the notional amounts of debt and advances elected under the FVO, the remaining duration to maturity, and changes in the term structure of the pricing curve.  For more information, see financial statements, FVO disclosures in Note 16. Fair Values of Financial Instruments.

FVO Advances — Fair value changes resulted in a loss of $2.3 million in 2015, compared to net losses of $0.6 million and $1.2 million in 2014 and 2013.  Vintage FVO Advances were nearing their maturities or had matured at December 31, 2015, and previously recorded unrealized fair value gains reversed.  As FVO Advances are generally medium-term with maturities of two years or less, advances are issued in a period, mature in a subsequent period, and previously recorded unrealized fair value gains and losses reverse to zero in the subsequent period.

FVO Advances were primarily ARC advances, which are adjustable rate indexed to LIBOR.  Changes in fair values have not been significant as the adjustable rate Advances re-price quarterly to the prevailing LIBOR, and fair values remain close to par.  Generally, the volume of advances, as measured by notional amounts designated under the FVO, can have an impact on fair values.  Notional amounts of Advances elected under the FVO were $9.5 billion at December 31, 2015, $15.7 billion and $19.2 billion at December 31, 2014 and 2013.  Changes to the pricing curve, another factor that could have an impact on valuation, have not been a significant factor as the Advance pricing curve has remained well correlated to LIBOR, which is the index for the ARC coupon.

FVO Bonds — Favorable changes in fair values resulted in a net gain of $8.5 million in 2015, compared to net gains of $2.2 million and $5.5 million in 2014 and 2013.  As with FVO Advances, the volume of bonds as measured by notional amounts can impact fair values.  Notional amounts of bonds elected under the FVO were $13.3 billion at December 31, 2015, $19.5 billion and $22.9 billion at December 31, 2014 and 2013.  The FVO bonds were fixed-rate with original maturities that were generally two years or less.  As bonds matured in a period, previously recorded unrealized fair value gains and losses reversed to zero in a subsequent period.  The upward shift in the CO pricing curve was significant at December 31, 2015, and had a favorable impact on fair values of FVO bonds outstanding at December 31, 2015.  In prior years, shifts in the CO pricing curve have generally not been significant in the short-end of the curve at the balance sheet dates.

FVO Discount notes — Favorable changes in fair values of FVO discount notes in 2015 resulted in a net gain of $3.7 million, compared to net gains of $0.9 million and 0.2 million in 2014 and 2013.  Typically, changes in the fair values of FVO discount notes have not been significant as the notes mature within a year of issuance, or shorter.  Inter-period fluctuations in fair value are likely to occur when discount notes mature in a period and previously recorded unrealized gains and losses reverse to zero in a subsequent period.  Notional amounts of discount notes elected under the FVO were $12.5 billion at December 31, 2015, and $7.9 billion and $4.3 billion at December 31, 2014 and 2013.  The upward shift in the discount note pricing curve at December 31, 2015 was significant and had a favorable impact on fair values of outstanding FVO discount notes. In prior years, shifts in the discount note pricing curve have generally not been significant.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Cash flow analyses in 2015 identified very modest deterioration in the performance parameters of a previously impaired private-label MBS.  Credit OTTI charged to earnings was $206 thousand.  No credit OTTI was recorded in 2014 and 2013.

(d)         Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 10.13 and accompanying discussions for more information.

(e)          Earnings Impact of Debt extinguishment — Par amounts $45.2 million of CO bonds were extinguished in 2015 at a realized loss of $2.0 million.  Par amounts $80.0 million of CO bonds were transferred to another FHLBank in 2015 at a realized loss of $7.8 million.  Extinguishments and transfers are executed at negotiated market rates.  In 2014 and 2013, debt extinguishment losses charged to earnings were $7.0 million and $9.6 million.   See Table 10.12 for more information.

The following table summarizes debt retirement and transfer activities (in thousands):

Table 10.12:                         Debt Extinguishment (a)

	Years ended December 31,
	2015		2014		2013
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)

Redemption of Housing Finance Agency (a)	$—	$—	$15,000	$300	$—	$—
Extinguishment of CO Bonds	$45,614	$(1,975)	$56,811	$(438)	$54,920	$(5,657)
Transfer of CO Bonds to Other FHLBanks	$79,963	$(7,819)	$58,968	$(6,608)	$25,035	$(3,908)

(a)         We retire or buy back debt principally to reduce future debt costs or when the associated asset is either prepaid or terminated early, and less frequently from prepayments of mortgage-backed securities.  In 2014, the issuer of certain housing finance agency bonds, which were classified as HTM, redeemed bonds at cash prices in excess of book values and gains were recorded.

Earnings Impact of Derivatives and Hedging Activities — 2015, 2014 and 2013

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

For derivatives that are not designated in a hedging relationship (i.e. in an economic hedge), the derivatives are considered as a “standalone” instrument and fair value changes are recorded as net unrealized gains or losses, without the offset of a hedged item.  Net interest accruals on such “standalone” derivative instruments in economic hedges may also have a significant impact on reported derivatives gains and losses.

Generally for the FHLBNY, derivative and hedging gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Typically, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For both categories, derivatives that are standalone, and derivatives and hedged items that qualify under hedge accounting rules, fair value gains and losses are unrealized and sum to zero if held to maturity.  Interest accruals on standalone derivatives, and are considered as hedging gains or losses on standalone hedges, are realized at the periodic accrual settlement dates.  For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 8.1 — 8.3.

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 10.13:                         Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	December 31, 2015
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(888,800)	$(427)	$218,299	$(36,162)	$—	$—	$(707,090)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(5,939)	—	8,868	—	—	—	2,929
(Losses) on cash flow hedges	—	—	(284)	—	—	—	(284)
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	58	—	7,645	5,768	—	—	13,471
Net (losses) gains on swaps and caps in other economic hedges	(79)	(137)	(764)	—	(2,619)	40	(3,559)
Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(5,960)	(137)	15,465	5,768	(2,619)	40	12,557

Total earnings impact	$(894,760)	$(564)	$233,764	$(30,394)	$(2,619)	$40	$(694,533)

	December 31, 2014
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(1,001,326)	$(368)	$251,205	$(35,143)	$—	$—	$(785,632)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(622)	—	6,238	—	—	—	5,616
Gains on cash flow hedges	—	—	51	—	—	—	51
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	—	—	10,740	1,690	—	—	12,430
Net gains (losses) on swaps and caps in other economic hedges	74	1,027	559	—	(19,657)	17	(17,980)
Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(548)	1,027	17,588	1,690	(19,657)	17	117

Total earnings impact	$(1,001,874)	$659	$268,793	$(33,453)	$(19,657)	$17	$(785,515)

	December 31, 2013
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(1,043,363)	$(537)	$306,841	$(31,951)	$—	$—	$(769,010)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	2,177	—	(40)	—	—	—	2,137
Losses on cash flow hedges	—	—	(90)	—	—	—	(90)
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	—	—	5,598	630	—	—	6,228
Net gains (losses) on swaps and caps in other economic hedges	241	(1,729)	(1,361)	—	2,807	—	(41)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	2,418	(1,729)	4,107	630	2,807	—	8,233

Total earnings impact	$(1,040,945)	$(2,266)	$310,948	$(31,321)	$2,807	$—	$(760,777)

(a)         Yield adjustments — The impact of amortization/accretion and interest accruals on hedging activities — Previously recorded hedge valuation basis on advances and debt that are no longer in a hedging relationship are amortized and recorded as a yield adjustment in the Statements of income in the same interest income or expense line as the hedged items.  Interest accrual on a swap in a qualifying hedge relationship is also recorded as a yield adjustment in the Statements of income as an Interest income or Interest expense.

Together, the impact of hedging activities, specifically accruals on net yield and on Net interest income is significant.  In 2015, a net interest expense of $707.1 million was recorded as a charge to Net interest income.  In 2014 and 2013, net expenses of $785.6 million and $769.0 million were recorded as a charge to Net Interest income.

The expenses primarily represented net interest accruals, expense minus income, in the swap interest rate exchange contracts that generally hedged and synthetically converted fixed-rate cash flows of Advances and Consolidated obligation debt to floating-rate.  In certain instances, we have converted the variability of forecasted discount note cash flows to fixed-rate cash flows by the execution of cash flow hedges of future issuances of discount notes that effectively converted floating-rate 3-month discount note interest expense to long-term fixed-rate expense.

While the impact of the interest rate exchanges on periodic earnings was unfavorable (expense), the execution of the interest rate swap contracts achieved our interest rate risk management strategies, which were to mitigate the risk arising from fixed-rate cash flows from fixed-rate advances borrowed by our members and the issuances of fixed-rate debt to finance our lending activities, or in the cash flow hedge to create a predictable fixed-rate cash flow and lock-in margin.

Additional information is provided in this MD&A in Table 10.3 Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps.

(b)         Net realized and unrealized gains (losses) on derivatives and hedging activities recorded in Other income — The primary components were (a) fair value changes of derivatives in qualifying fair value hedges offset by fair value changes of hedged items, (b) the ineffective portion of fair value changes of derivative in cash flow hedging relationships, and (c) fair value changes of standalone derivatives that were in economic hedges, and (d) net interest accruals on the standalone derivatives.

Standalone derivatives were primarily interest rate swaps designated in economic hedges of advances and debt elected under the FVO, and interest rate caps in economic hedges of capped investments.  Standalone derivatives are marked to their fair values without the offset of fair value changes of advances and debt under the FVO or in another economic hedge.  Fair value changes of instruments elected under the FVO are recorded separately in Other income as Instruments held at fair value.  Assets and liabilities that are economically hedged are not marked to fair values.

Derivatives in a qualifying hedge are also marked to their fair value with an offset, which is the change in the fair values of the hedged advance and debt.  The difference between fair value changes between the derivative and the hedged instruments is the hedge ineffectiveness, which is recorded in Other income.

Derivatives and hedging activities reported net fair value gains in 2015 of $12.6 million, compared to net fair value gains in 2014 and 2013 of $0.1 million and $8.2 million.

Primary drivers are discussed below:

Qualifying hedging

•                  Fair value gains and losses on Fair value hedges

In 2015, hedge ineffectiveness reported a net gain of $2.9 million.  Primary components included ineffectiveness from hedging Advances that reported a net loss of $5.9 million; ineffectiveness from hedging CO bonds reported a net gain of $8.9 million.

In 2014, hedge ineffectiveness was a net gain of $5.6 million - ineffectiveness from hedging Advances reported a net loss of $0.6 million, and CO bonds reported a net gain of $6.2 million.  In 2013, hedge ineffectiveness was a net gain of $2.1 million - hedges of Advances reported a net gain of $2.2 million and hedges of CO bonds reported a net loss of $0.04 million.

We do not consider recorded hedge ineffectiveness to be significant relative to the more than $100.0 billion in notional amounts of derivative transactions outstanding in each period in this report.  The small ineffectiveness was consistent with our hedging strategy of closely matching our derivatives with hedged advances and debt.

•                  Fair value gains and losses on Cash flow hedges — We have two primary cash flow hedging strategies - a rollover cash flow strategy hedging the variability of long-term issuances of discount notes, and strategy to hedge anticipated issuances of debt.  No ineffectiveness has been observed or recorded in the rollover strategy.  Ineffectiveness from hedging anticipated issuances of debt resulted in insignificant amounts of ineffectiveness of $0.3 million in 2015, and less than $0.1 million in 2014 and 2013.

Standalone derivative:

Fair values from standalone derivatives are recorded in Other income as gains or losses from derivatives and hedging activities.  By policy election, interest accruals on standalone swaps are also recorded as gains or losses from derivatives and hedging activities.

Standalone derivatives reported fair value changes and interest accruals resulting in a net gain of $9.9 million in 2015, compared to a net loss of $5.6 million in 2014 and a net gain of $6.2 million in 2013.  Interest accruals on interest rate swaps were a significant component of the reported net gains and losses. Primary factors are discussed below:

•                  Interest accruals on standalone derivatives — In 2015, interest accruals recorded net gains of $23.8 million, compared to gains of $14.9 million and $22.7 million in 2014 and 2013.  The gains represented net favorable cash inflows.  In the prevailing interest rate environment, fixed-rate cash flows received exceeded variable-rate cash flows paid to swap counterparties.  Standalone derivatives were primarily interest rate swaps in economic hedges of debt elected under the FVO that were structured to pay LIBOR indexed cash flows and to receive fixed-rate cash flows.  Standalone swaps in economic hedges of advances elected under the FVO were structured to pay fixed-rate cash flows, and in return receive variable-rate cash flows.

The policy election — reporting accruals on standalone derivatives in Other income - only impacts the reporting classification of accruals and has no impact on Net income. The interest rate swap accruals would have been otherwise reported in Net interest income on an economic basis.

•                  Fair value gains and losses on standalone derivatives.

Standalone derivatives were primarily interest rate swaps in economic hedges of advances and bonds elected under the FVO.  Fair values of swaps in economic hedges are one-sided marks without the benefit of offsetting changes in the values of the FVO instruments.  Inter-period valuation fluctuations were generally due to fair value gains and losses in one period that are followed by reversals in subsequent periods as swaps approached maturity, driven by the relative short duration of the swaps, which were intermediate term, generally with maturities of less than two years; as the swaps approached their maturity, gains and losses reversed, so that at maturity their values were zero.

Valuation changes on interest rate swaps designated in economic hedges of debt elected under the FVO reported net losses of $11.6 million in 2015, compared to net losses of $1.2 million and $12.2 million in 2014 and 2013.

Valuation changes of interest rate swaps designated in economic hedges of advances elected under the FVO reported fair value gains of $1.9 million in 2015.  No swaps had been designated in prior years in hedges of FVO advances.

Valuation changes of interest rate caps, designated as standalone derivatives in economic hedges of floating-rate MBS reported fair value losses of $2.6 million and $19.7 million in 2015 and 2014, in contrast to net fair value gains of $2.8 million in 2013.  The fair values of interest rate caps will decline if long-term rates decline or volatility of rates decline; fair values will increase when long-term rates rise or volatility of rates increase.  The interest rate caps are expected to mitigate the cash flow risk exposure of capped floating-rate MBS in a rising interest rate environment.

For more information, also see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow hedging on earnings and AOCI — 2015, 2014 and 2013

Derivative gains and losses reclassified from AOCI to current period income — The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 10.14:                         Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Years ended December 31,
	2015	2014	2013
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(86,667)	$(30,983)	$(137,114)
Net hedging transactions (a)	(7,143)	(58,586)	102,608
Reclassified into earnings	2,773	2,902	3,523
End of period (b)	$(91,037)	$(86,667)	$(30,983)

(a)         Net hedging transactions primarily represented changes in fair values of swaps in the discount note cash flow hedging program.

(b)         End of period balances were primarily the effective portion of cumulative fair value losses in the discount note cash flow hedging programs.

The two Cash Flow hedging strategies were:

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

Swap contracts notional amounts of $35.0 million were open under this program at December 31, 2015, at a net unrealized fair value loss of $0.02 million.  At December 31, 2014, open swap contracts were $77.6 million in notional amounts, at an unrealized fair value loss of $0.2 million.   There were no open contracts at December 31, 2013.

•                  Net hedging transactions under this cash flow hedge as noted in the table above, included $2.9 million of unrecognized losses from new contracts closed in 2015, and immaterial amounts of fair values of open contracts at period end dates.  In 2014 and 2013, Net hedging transactions were not material.

•                  Amounts reclassified from OCI to interest expense on consolidated obligation bonds were $2.8 million in 2015, compared to $2.9 million and $3.5 million in 2014 and 2013.  Over the next 12 months, it is expected that $2.6 million of net losses recorded in AOCI will be recognized as an interest expense.

The unamortized cumulative balances from previously closed contracts in AOCI were (unrecognized) fair value losses of $5.8 million at December 31, 2015, compared to losses of $5.7 million and $8.7 million at December 31, 2014 and 2013.  Those amounts represented the unamortized fair value basis of closed cash flow hedges that had previously hedged anticipatory issuances of debt.

Hedges of discount note issuances

In the “rollover” cash flow hedge strategy, fair values of derivatives are recorded as a derivative asset or a liability in the balance sheet, and the effective portion is recorded as an offset to AOCI.  The ineffective portion is recorded in earnings.  This objective of this cash flow strategy is to hedge the long-term issuances of consolidated obligation discount notes, eliminate the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR) and to create predictable long term fixed-rate funding.

Net hedging transactions — In the discount note hedging program, interest rate swaps reported valuation losses of $4.4 million at December 31, 2015, compared valuation losses of $58.6 million at December 31, 2014, and valuation gains of $102.5 million at December 31, 2013.

Long-term swaps, $1.6 billion in notional amounts at December 31, 2015, $1.3 billion at December 31, 2014 and 2013, were in pay fixed-rate receive floating-rate interest rate swap contracts.  The swaps reported net fair values losses of $85.2 million at December 31, 2015, $80.8 million at December 31, 2014 and $22.3 million at December 31, 2013.  Fair values will move inversely with the rise and fall of long-term swap rates, and fluctuation in long-term swap rates will determine future changes in such balances in AOCI.  We expect the long-term hedge programs to remain in place to the contractual maturities of the interest rate swaps.  Cumulative fair value losses will sum to zero over contractual terms to maturity.

Reclassified into earnings — No fair values were reclassified to earnings in any periods in this report under this cash flow strategy, although swap interest expense had a significant impact on interest expense on hedged discount notes.  In the prevailing interest rate environment, the higher fixed-rate (compared to 3-month LIBOR) resulted in net interest expenses of $36.2 million in 2015, compared to $35.1 million in 2014 and $32.0 million in 2013.

For more information, see financial statements, Note 15.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2015, 2014 and 2013

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.15:                         Operating Expenses, and Compensation and Benefits

	Years ended December 31,
	2015	Percentage of Total	2014	Percentage of Total	2013	Percentage of Total
Operating Expenses (a)
Occupancy	$4,352	14.60%	$4,190	15.49%	$4,023	14.57%
Depreciation and leasehold amortization	3,673	12.33	3,443	12.73	3,625	13.13
All others (b)	21,774	73.07	19,421	71.78	19,962	72.30
Total Operating Expenses	$29,799	100.00%	$27,054	100.00%	$27,610	100.00%

Employee compensation (c)	$33,992	46.16%	$32,496	54.67%	$32,213	57.85%
Employee benefits (d)	39,647	53.84	26,946	45.33	23,471	42.15
Total Compensation and Benefits	$73,639	100.00%	$59,442	100.00%	$55,684	100.00%
Finance Agency and Office of Finance (e)	$13,733		$14,050		$12,936

(a)         Operating expenses included the administrative and overhead costs of operating the Bank, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.  Occupancy expenses have remained almost flat period-over-period aside from tenant rebates received in 2014 that lowered last year’s expense.  Depreciation and amortization charges have increased in 2015 due to depreciation charge-offs when assets were retired.

(b)         All others included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.  Increase in 2015 was primarily due to higher legal expenses, and expenses for telecommunications and contractual services.

(c)          Employee compensation increased somewhat due to market adjustments, and additions to headcount.

(d)         Employee benefits were higher in 2015, compared to 2014 due to higher pension expenses, partly offset by lower medical insurance costs due to plan amendments effective in 2015.

The 2015 expense for the Defined Benefit Plan included an additional contribution of $16.6 million above the minimum contribution required under ERISA.  The additional contribution was credited to the plan year ended June 30, 2015 and was expensed in the fourth quarter of 2015.  By way of comparison, in the fourth quarter of 2014, additional contribution of $5.4 million was expensed to the plan year ended June 30, 2014.  The additional contributions are intended to maintain plan funding at a reasonable economic level so as to prevent a funding shortfall at the sunset of the pension relief amendments under MAP-21 and its successor provisions under HATFA.  The Moving Ahead for Progress Act for the 21st Century (“MAP-21”), introduced into law in 2012, effectively reduced the minimum required pension contributions for the FHLBNY’s defined benefit plan.  The Highway and Transportation Funding Act of 2014 (“HATFA”) was signed into law in 2014 and extended the pension relief provisions in MAP-21.  The minimum contributions were based on the minimum MAP-21 contributions of $1.1 million for the plan year ended June 30, 2015 and $2.2 million for the plan year ended June 30, 2016.

Actuarially determined pension expense for the unfunded supplemental Benefit Equalization Plan (“BEP”) was higher in 2015 primarily due to the decline in the assumed discount rate, which is a key parameter that measures pension liabilities, and also due to the adoption of new mortality tables that extended forecasted mortality.  The unfavorable changes were partly offset by favorable changes in “demographic experience”.  The BEP is not eligible for relief under MAP-21 and HATFA as the plan is non-qualified plan.  The net periodic pension cost for the BEP was $4.7 million in 2015, $3.5 million in 2014 and $4.0 million in 2013.  Increase in BEP expenses in 2015 was also due to higher amortization of actuarial loss.

The net periodic Postretirement Health Benefit Plan cost has continued to benefit from plan amendments effective in the first quarter of 2014 that have restricted new participants.  An insignificant credit was recorded in 2015 as the net periodic cost, in contrast to periodic costs of $0.1 million in 2014 and $1.5 million in 2013.

(e)          We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance.

Assessments — 2015, 2014 and 2013

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under ITEM 1 BUSINESS in this Form 10-K.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 11.1:                                Affordable Housing Program Liabilities

	Years ended December 31,
	2015	2014	2013

Beginning balance	$113,544	$123,060	$134,942
Additions from current period’s assessments	46,182	35,094	33,958
Net disbursements for grants and programs	(46,374)	(44,610)	(45,840)
Ending balance	$113,352	$113,544	$123,060

AHP assessments allocated from net income totaled $46.2 million in 2015, compared to $35.1 million and $34.0 million in 2014 and 2013.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, rates at December 2014, March 2015, June 2015, September 2015 and December 2015 were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the fourth quarter of 2014 and the fourth quarter of 2015):

	Base Case DOE	-200bps DOE	+200bps DOE
December 31, 2015	-0.61	N/A	0.84
September 30, 2015	-1.02	N/A	0.88
June 30, 2015	-0.35	N/A	1.02
March 31, 2015	-0.74	N/A	0.87
December 31, 2014	-0.73	N/A	1.03

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

One Year Re-pricing Gap
December 31, 2015	$5.640 Billion
September 30, 2015	$5.646 Billion
June 30, 2015	$5.323 Billion
March 31, 2015	$5.596 Billion
December 31, 2014	$5.704 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2014 and the fourth quarter of 2015):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
December 31, 2015	N/A	5.01%
September 30, 2015	N/A	8.80%
June 30, 2015	N/A	7.33%
March 31, 2015	N/A	9.42%
December 31, 2014	N/A	6.94%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2014 and the fourth quarter of 2015):

	Down-shock Change in MVE	+200bps Change in MVE
December 31, 2015	N/A	-0.49%
September 30, 2015	N/A	0.01%
June 30, 2015	N/A	-0.66%
March 31, 2015	N/A	0.09%
December 31, 2014	N/A	-0.42%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of December 31, 2015 and December 31, 2014 (in millions):

	Interest Rate Sensitivity
	December 31, 2015
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS Investments	$12,702	$123	$432	$361	$1,573
MBS Investments	7,089	347	1,942	1,981	2,764
Adjustable-rate loans and advances	26,586	—	—	—	—
Net unswapped	46,377	470	2,374	2,342	4,337

Fixed-rate loans and advances	23,328	5,589	23,565	11,375	3,095
Swaps hedging advances	39,868	(4,500)	(21,512)	(10,819)	(3,037)
Net fixed-rate loans and advances	63,196	1,089	2,053	556	58

Total interest-earning assets	$109,573	$1,559	$4,427	$2,898	$4,395

Interest-bearing liabilities:
Deposits	$1,663	$2	$—	$—	$—

Discount notes	45,866	988	—	—	—
Swapped discount notes	(1,219)	(348)	—	525	1,042
Net discount notes	44,647	640	—	525	1,042

Consolidated Obligation Bonds
FHLBank bonds	32,077	10,401	18,038	2,707	4,161
Swaps hedging bonds	25,487	(9,425)	(14,313)	(564)	(1,185)
Net FHLBank bonds	57,564	976	3,725	2,143	2,976

Total interest-bearing liabilities	$103,874	$1,618	$3,725	$2,668	$4,018
Post hedge gaps (a):
Periodic gap	$5,699	$(59)	$702	$230	$377
Cumulative gaps	$5,699	$5,640	$6,342	$6,572	$6,949

	Interest Rate Sensitivity
	December 31, 2014
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS Investments	$19,240	$123	$410	$324	$1,247
MBS Investments	6,663	284	1,099	2,253	3,319
Adjustable-rate loans and advances	31,969	—	—	—	—
Net unswapped	57,872	407	1,509	2,577	4,566

Fixed-rate loans and advances	19,256	8,590	18,888	10,206	8,309
Swaps hedging advances	40,978	(5,916)	(17,578)	(9,309)	(8,175)
Net fixed-rate loans and advances	60,234	2,674	1,310	897	134

Total interest-earning assets	$118,106	$3,081	$2,819	$3,474	$4,700

Interest-bearing liabilities:
Deposits	$2,125	$4	$—	$—	$—

Discount notes	45,421	4,624	—	—	—
Swapped discount notes	1,789	(3,045)	—	—	1,256
Net discount notes	47,210	1,579	—	—	1,256

Consolidated Obligation Bonds
FHLBank bonds	27,331	16,590	18,411	4,997	5,815
Swaps hedging bonds	36,510	(15,866)	(15,352)	(2,596)	(2,696)
Net FHLBank bonds	63,841	724	3,059	2,401	3,119

Total interest-bearing liabilities	$113,176	$2,307	$3,059	$2,401	$4,375
Post hedge gaps (a):
Periodic gap	$4,930	$774	$(240)	$1,073	$325
Cumulative gaps	$4,930	$5,704	$5,464	$6,537	$6,862

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supplementary financial data for each full quarter within the two years ended December 31, 2015 are included in ITEM 6. SELECTED FINANCIAL DATA.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on its assessment, management of the Bank determined that as of December 31, 2015, the Bank’s internal control over financial reporting was effective based on those criteria.

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

In our opinion, the accompanying statement of condition and the related statements of income, comprehensive income, capital and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of New York (the “FHLBank”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the FHLBank’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

March 21, 2016

PricewaterhouseCoopers LLP, PricewaterhouseCoopers Center, 300 Madison Avenue, New York, NY 10017

T: (646) 471  3000, F: (813) 286 6000, www.pwc.com/us

Federal Home Loan Bank of New York

Statements of Condition — (In Thousands, Except Par Value of Capital Stock)

As of December 31, 2015 and December 31, 2014

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks (Note 3)	$327,482	$6,458,943
Securities purchased under agreements to resell (Note 4)	4,000,000	800,000
Federal funds sold (Note 4)	7,245,000	10,018,000
Available-for-sale securities, net of unrealized gains of $9,283 at December 31, 2015 and $15,374 at December 31, 2014 (Note 6)	990,129	1,234,427
Held-to-maturity securities (Note 5)	13,932,372	13,148,179
Advances (Note 7) (Includes $9,532,553 at December 31, 2015 and $15,655,403 at December 31, 2014 at fair value under the fair value option)	93,874,211	98,797,497
Mortgage loans held-for-portfolio, net of allowance for credit losses of $326 at December 31, 2015 and $4,507 at December 31, 2014 (Note 8)	2,524,285	2,129,239
Accrued interest receivable	145,913	172,003
Premises, software, and equipment	9,466	10,669
Derivative assets (Note 15)	181,676	39,123
Other assets	17,858	17,288

Total assets	$123,248,392	$132,825,368

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,308,923	$1,958,518
Non-interest-bearing demand	15,493	13,401
Term	26,000	27,000

Total deposits	1,350,416	1,998,919

Consolidated obligations, net (Note 10)
Bonds (Includes $13,320,909 at December 31, 2015 and $19,523,202 at December 31, 2014 at fair value under the fair value option)	67,725,713	73,535,543
Discount notes (Includes $12,471,868 at December 31, 2015 and $7,890,027 at December 31, 2014 at fair value under the fair value option)	46,849,868	50,044,105

Total consolidated obligations	114,575,581	123,579,648

Mandatorily redeemable capital stock (Note 12)	19,499	19,200

Accrued interest payable	108,575	120,524
Affordable Housing Program (Note 11)	113,352	113,544
Derivative liabilities (Note 15)	210,113	345,242
Other liabilities	151,374	122,433

Total liabilities	116,528,910	126,299,510

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares: 55,850 at December 31, 2015 and 55,801 at December 31, 2014	5,585,030	5,580,073
Retained earnings
Unrestricted	967,078	862,672
Restricted (Note 12)	303,061	220,099
Total retained earnings	1,270,139	1,082,771
Total accumulated other comprehensive loss	(135,687)	(136,986)

Total capital	6,719,482	6,525,858

Total liabilities and capital	$123,248,392	$132,825,368

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — (In thousands, Except Per Share Data)

Years Ended December 31, 2015, 2014 and 2013

	Years ended December 31,
	2015	2014	2013
Interest income
Advances, net (Note 7)	$627,866	$478,672	$444,553
Interest-bearing deposits (Note 4)	1,343	1,019	2,041
Securities purchased under agreements to resell (Note 4)	1,615	481	32
Federal funds sold (Note 4)	13,035	9,326	12,235
Available-for-sale securities (Note 6)	8,411	10,733	16,545
Held-to-maturity securities (Note 5)	264,286	264,402	243,934
Mortgage loans held-for-portfolio (Note 8)	81,103	71,514	68,329
Loans to other FHLBanks (Note 18)	13	7	26

Total interest income	997,672	836,154	787,695

Interest expense
Consolidated obligations-bonds (Note 10)	338,916	318,743	295,887
Consolidated obligations-discount notes (Note 10)	102,913	71,388	68,776
Deposits (Note 9)	455	579	592
Mandatorily redeemable capital stock (Note 12)	820	925	975
Cash collateral held and other borrowings	411	55	5

Total interest expense	443,515	391,690	366,235

Net interest income before provision for credit losses	554,157	444,464	421,460

Provision/(Reversal) for credit losses on mortgage loans	518	(620)	(26)

Net interest income after provision for credit losses	553,639	445,084	421,486

Other income (loss)
Service fees and other	12,096	9,516	10,106
Instruments held at fair value - Unrealized gains (Note 16)	9,872	2,592	4,570

Total OTTI losses	(394)	—	—
Net amount of impairment losses reclassified to Accumulated other comprehensive loss	188	—	—
Net impairment losses recognized in earnings	(206)	—	—

Net realized and unrealized gains on derivatives and hedging activities (Note 15)	12,557	117	8,233
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Notes 5 and 6)	—	300	—
Losses from extinguishment of debt	(9,794)	(7,046)	(9,565)

Total other income	24,525	5,479	13,344

Other expenses
Operating	29,799	27,054	27,610
Compensation and benefits	73,639	59,442	55,684
Finance Agency and Office of Finance	13,733	14,050	12,936

Total other expenses	117,171	100,546	96,230

Income before assessments	460,993	350,017	338,600

Affordable Housing Program Assessments (Note 11)	46,182	35,094	33,958

Net income	$414,811	$314,923	$304,642

Basic earnings per share (Note 13)	$7.83	$5.69	$6.06

Cash dividends paid per share	$4.22	$4.19	$4.12

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — (In Thousands)

Years Ended December 31, 2015, 2014 and 2013

	Years ended December 31,
	2015	2014	2013

Net Income	$414,811	$314,923	$304,642
Other Comprehensive income (loss)
Net unrealized gains/losses on available-for-sale securities
Unrealized (losses) gains	(6,091)	869	(8,001)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	(227)	—	—
Reclassification of non-credit portion included in net income	39	—	—
Accretion of non-credit portion of OTTI	7,658	9,008	10,180
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	7,470	9,008	10,180
Net unrealized gains/losses relating to hedging activities
Unrealized (losses) gains	(7,143)	(58,586)	102,608
Reclassification of losses included in net income	2,773	2,902	3,523
Total net unrealized (losses) gains relating to hedging activities	(4,370)	(55,684)	106,131
Pension and postretirement benefits	4,290	(6,907)	6,798
Total other comprehensive income (loss)	1,299	(52,714)	115,108
Total comprehensive income	$416,110	$262,209	$419,750

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — (In thousands, Except Per Share Data)

Years Ended December 31, 2015, 2014 and 2013

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2012	47,975	$4,797,457	$797,567	$96,185	$893,752	$(199,380)	$5,491,829

Proceeds from issuance of capital stock	41,444	4,144,406	—	—	—	—	4,144,406
Repurchase/redemption of capital stock	(33,654)	(3,365,340)	—	—	—	—	(3,365,340)
Shares reclassified to mandatorily redeemable capital stock	(51)	(5,123)	—	—	—	—	(5,123)
Cash dividends ($4.12 per share) on capital stock	—	—	(199,868)	—	(199,868)	—	(199,868)
Comprehensive income	—	—	243,713	60,929	304,642	115,108	419,750

Balance, December 31, 2013	55,714	5,571,400	841,412	157,114	998,526	(84,272)	6,485,654

Proceeds from issuance of capital stock	38,521	3,852,061	—	—	—	—	3,852,061
Repurchase/redemption of capital stock	(38,434)	(3,843,388)	—	—	—	—	(3,843,388)
Cash dividends ($4.19 per share) on capital stock	—	—	(230,678)	—	(230,678)	—	(230,678)
Comprehensive income (loss)	—	—	251,938	62,985	314,923	(52,714)	262,209

Balance, December 31, 2014	55,801	$5,580,073	$862,672	$220,099	$1,082,771	$(136,986)	$6,525,858

Proceeds from issuance of capital stock	41,733	4,173,298	—	—	—	—	4,173,298
Repurchase/redemption of capital stock	(41,595)	(4,159,427)	—	—	—	—	(4,159,427)
Shares reclassified to mandatorily redeemable capital stock	(89)	(8,914)	—	—	—	—	(8,914)
Cash dividends ($4.22 per share) on capital stock	—	—	(227,443)	—	(227,443)	—	(227,443)
Comprehensive income	—	—	331,849	82,962	414,811	1,299	416,110

Balance, December 31, 2015	55,850	$5,585,030	$967,078	$303,061	$1,270,139	$(135,687)	$6,719,482

(a)   Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013
Operating activities

Net Income	$414,811	$314,923	$304,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	30,766	(37,586)	80,557
Concessions on consolidated obligations	5,500	4,111	3,982
Premises, software, and equipment	3,673	3,443	3,625
Provision/(Reversal) for credit losses on mortgage loans	518	(620)	(26)
Net realized gains from redemption of held-to-maturity securities	—	(300)	—
Credit impairment losses on held-to-maturity securities	206	—	—
Change in net fair value adjustments on derivatives and hedging activities	221,836	316,059	127,871
Change in fair value adjustments on financial instruments held at fair value	(9,092)	(2,592)	(4,570)
Losses from extinguishment of debt	9,794	7,046	9,565
Net change in:
Accrued interest receivable	27,954	1,591	(56)
Derivative assets due to accrued interest	1,709	(9,025)	28,385
Derivative liabilities due to accrued interest	(31,540)	(5,759)	(10,766)
Other assets	(555)	1,198	2,380
Affordable Housing Program liability	(192)	(9,516)	(11,882)
Accrued interest payable	(13,330)	10,411	(14,606)
Other liabilities	19,976	(4,183)	6,478
Total adjustments	267,223	274,278	220,937
Net cash provided by operating activities	682,034	589,201	525,579
Investing activities
Net change in:
Interest-bearing deposits	758,060	371,000	1,046,980
Securities purchased under agreements to resell	(3,200,000)	(800,000)	—
Federal funds sold	2,773,000	(4,032,000)	(1,895,000)
Deposits with other FHLBanks	150	(173)	(238)
Premises, software, and equipment	(2,469)	(2,404)	(3,857)
Held-to-maturity securities:
Purchased	(2,184,502)	(1,806,447)	(3,413,004)
Repayments	1,402,820	1,182,904	1,941,396
In-substance maturities	—	15,300	—
Available-for-sale securities:
Purchased	(16,862)	(8,136)	(3,999,820)
Repayments	255,990	338,092	4,740,820
Proceeds from sales	1,689	1,253	798
Advances:
Principal collected	863,850,455	657,980,465	594,201,398
Made	(860,169,813)	(666,460,916)	(610,646,895)
Mortgage loans held-for-portfolio:
Principal collected	270,620	185,264	314,293
Purchased	(674,968)	(392,629)	(410,378)
Proceeds from sales of REO	2,768	2,330	1,152
Net cash provided by (used in) investing activities	3,066,938	(13,426,097)	(18,122,355)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013
Financing activities
Net change in:
Deposits and other borrowings	$(452,761)	$171,005	$(137,695)
Derivative contracts with financing element	(221,185)	(237,403)	(237,630)
Consolidated obligation bonds:
Proceeds from issuance	50,339,433	57,185,396	64,345,511
Payments for maturing and early retirement	(56,065,181)	(57,013,727)	(55,255,463)
Payments on bonds (transferred to) or assumed from other FHLBanks (a)	(52,853)	(65,576)	(28,943)
Consolidated obligation discount notes:
Proceeds from issuance	207,882,927	197,930,451	177,848,024
Payments for maturing	(211,088,626)	(193,757,506)	(161,755,144)
Capital stock:
Proceeds from issuance of capital stock	4,173,298	3,852,061	4,144,406
Payments for repurchase/redemption of capital stock	(4,159,427)	(3,843,388)	(3,365,340)
Redemption of mandatorily redeemable capital stock	(8,615)	(4,794)	(4,272)
Cash dividends paid (b)	(227,443)	(230,678)	(199,868)
Net cash (used in) provided by financing activities	(9,880,433)	3,985,841	25,353,586
Net (decrease)/increase in cash and due from banks	(6,131,461)	(8,851,055)	7,756,810
Cash and due from banks at beginning of the period	6,458,943	15,309,998	7,553,188
Cash and due from banks at end of the period	$327,482	$6,458,943	$15,309,998

Supplemental disclosures:
Interest paid	$443,458	$382,765	$412,669
Affordable Housing Program payments (c)	$46,374	$44,610	$45,840
Transfers of mortgage loans to real estate owned	$2,348	$3,008	$3,816
Portion of non-credit OTTI losses on held-to-maturity securities	$188	$—	$—
Capital stock subject to mandatory redemption reclassified from equity	$8,914	$—	$5,123

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

On a recurring basis, fair values were measured and recorded in the Statements of condition for derivatives, available-for-sale securities (“AFS securities”), and certain financial instruments elected under the Fair Value Option (“FVO”).

On a non-recurring basis, credit impaired (OTTI) held-to-maturity securities were measured and recorded at their fair values in the Statements of condition.  Credit impaired mortgage-loans held-for-portfolio were written down and recorded at their fair values on a non-recurring basis.  For more information, see Note 16. Fair Values of Financial Instruments.

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

Fair values of Other assets and liabilities — For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2015 and 2014, see financial statements, Note 16.  Fair Values of Financial Instruments.

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

OTTI FHLBank System Governance Committee — The OTTI Governance Committee (“OTTI Committee”) of the FHLBanks has the responsibility for reviewing and approving key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate the cash flow projections used in analyzing credit losses and determining OTTI for PLMBS, also referred to as the “Common platform”.  The goal is to promote consistency among all FHLBanks in the process for determining OTTI for PLMBS.  The OTTI Committee charter provides a formal process by which the FHLBanks can provide input on and approve the assumptions.  FHLBanks that hold the same PLMBS are required to consult with one another to make sure that any decision that a commonly held PLMBS is OTTI, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.

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

•                  expected housing price changes; and

•                  interest-rate assumptions.

Future loan performance parameters, such as projected prepayments, defaults and loss severities, and others, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.  In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero.

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

Advance Modifications.  From time to time, the FHLBNY will enter into an agreement with a member to modify the terms of an existing advance.  The FHLBNY evaluates whether the modified advance meets the accounting criteria under ASC 310-20 to qualify as a modification of an existing advance or as a new advance in accordance with provisions under creditor’s accounting for a modification or exchange of debt instruments.  The evaluation includes analysis of (i) whether the effective yield on the new advance is at least equal to the effective yield for a comparable advance to a similar member that is not refinancing or restructuring, and (ii) whether the modification of the original advance is more than minor.  If the FHLBNY determines that the modification is more than minor, the transaction is treated as an advance termination and the subsequent funding of a new advance, with gains or losses recognized in earnings for the period.  If the advance is in a hedging relationship, and the modification is more than minor, the FHLBNY will consider the hedge relationship as terminated and previously recorded hedge basis adjustments are amortized over the life of the hedged advance through interest income as a yield adjustment.  If the modification of the hedged item and the derivative instrument is considered minor, and if the hedge relationship is de-designated and contemporaneously re-designated, the FHLBNY would not require amortization of previously recorded hedge basis adjustments, although the assumption of no ineffectiveness is removed if the hedge was previously designated as a short-cut hedge.

The FHLBNY performs a “test of a modification” under the guidance provided in ASC 310-20-35-11 each time a new advance is borrowed within a short-period of time, typically 5 business days after a prepayment.  If a prepayment fee is received on an advance that is determined to be a modification of the original advance, the fee would be deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using the level-yield method.  This amortization would be recorded as a component of interest income from advances.

Prepayment Fees on Advances.  Generally, advances are prepaid by members at their fair values.  The FHLBNY also charges the member a prepayment fee to make the FHLBNY financially indifferent to the early termination of the advance.

For a prepaid advance that had been hedged under a qualifying fair value hedge, the FHLBNY would terminate the hedging relationship.  Typically, the FHLBNY would terminate the interest rate swap, and would record the fair value exchanged with the swap counterparty as its settlement value.  Prepayment fees received from the prepaying member to make the FHLBNY financially indifferent is recognized in earnings as interest income from advances.

For prepaid advances that are not hedged or that are economically hedged, the FHLBNY would also charge the member the fair value of the advance, in addition to a prepayment fee that would make the FHLBNY financially indifferent to the early termination.

Beginning with the fourth quarter of 2015, the FHLBNY offers a rebate, which is typically a portion of the prepayment fee charged to a member to make the FHLBNY financially indifferent.  The rebate is contingent upon the prepaying member borrowing new advances within a 30-day period following prepayment, satisfying conditions to qualify for the rebate, and complying with the then prevailing terms and conditions for borrowing new advances.

At the time a prepayment fee is received, a portion of the fee that is deemed to be potentially rebatable is not recognized in earnings, and is deferred as a liability as the FHLBNY considers the rebate opportunity for the member a contingency for the FHLBNY.  Until no likelihood exists, such that the member has a potential claim to a rebate within the 30-day rebate period, the potential rebatable amount will be considered to be contingently payable.  That amount will be deferred, based on the supposition that the rebatable portion of the prepayment fee may not be recognized as a revenue in its entirety because it may be subject to a claim payable to third party, the borrowing member.

Amounts would be recorded once the contingency has been resolved, i.e. when any future potential claims to rebatable funds have expired (30-day rebate period has expired) or has been otherwise settled and resolved (member enters into new qualifying advances within the 30-day period).  Only after the member has no further claims on the funds, and the FHLBNY has no obligations to rebate funds, the deferred amounts may only then be released to earnings.  The actual rebate would depend on the amount and the maturity duration of the new advance.

Mortgage Loans Held-for-Portfolio

Credit Enhancement Obligations and Loss Layers.  The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers.  Collectability of the loans is first supported by liens on the real estate securing the loan.  For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower.  Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $27.1 million and $22.1 million at December 31, 2015 and 2014.  The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements.  If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI.  The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY, or for the MPF 100 product that the PFI originates as an agent for the FHLBNY.  For assuming the second loss credit risk, PFIs receive monthly credit enhancement fees from the FHLBNY.

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

Mortgage loans are written down to their fair values either at foreclosure or when collectability is doubtful, typically when delinquent 180 days or greater and the loan is not well collateralized.  Mortgage loans are held-for-portfolio, and when loans are written down to their fair values, the loans are recorded at their fair values on a non-recurring basis (see Note 16. Fair Values of Financial Instruments).

The FHLBNY records credit enhancement fees as a reduction to mortgage loan interest income.  Other non-origination fees, such as delivery commitment extension fees and pair-off fees, are considered as derivative income and recorded over the life of the commitment; all such fees were insignificant for all periods reported.

Non-Accrual Mortgage Loans.  The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer 90 days or more past due, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings.  For mortgage-loans on non-accrual status, if the collection of the remaining principal and interest due is determined to be doubtful, then cash received would be applied first to principal until the remaining principal amount due is expected to be collected, and then as a recovery of any charge-offs.  Any remaining cash flows would be recorded as interest income.  If the FHLBNY determines that the loan servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan returns to a performing status.   The cumulative amounts of cash received and recorded as a liability was $4.3 million and $4.4 million at December 31, 2015 and 2014.

Allowance for Credit Losses on Mortgage Loans.  The FHLBNY reviews its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest.  An allowance for credit loss is a valuation allowance that is separately established for each identified loan (individually evaluated) in order to provide for probable losses inherent in loans that are either classified under regulatory criteria (Special Mention, Sub-standard, Doubtful, or Loss) or past due 90 days or more.  The FHLBNY deems loans that are in bankruptcy as impaired, regardless of their delinquency status.  Loans discharged from bankruptcy are considered as TDRs, and an impairment analysis is performed if the loan is delinquent 90 days or more.

The aggregate allowance for credit losses on mortgage loans was $0.3 million and $4.5 million at December 31, 2015 and 2014.

Impairment Methodology and Portfolio Segmentation and Disaggregation — Except for VA and FHA insured loans, all MPF loans that are deemed impaired (e.g. delinquent for 90-days or more) are measured for impairment on an individual loan basis.  When a mortgage loan is classified as impaired, the loan is then analyzed for credit losses.  Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Each such loan is measured for impairment based on the fair value of the underlying property less estimated selling costs.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment.  To the extent that the net fair value of the property (collateral) is less than the recorded investment in the loan, a loan loss allowance is recorded.  FHA and VA are insured loans, and are excluded from the loan-by-loan analysis.  FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations.  FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and would be based on aging, collateral value and estimated costs to recover any uninsured portion of the MPF loan.

Aside from separating conventional mortgage loans from FHA and VA insured loans, the FHLBNY has determined that no further disaggregation or portfolio segmentation is needed as the credit risk is measured at the individual loan level.

Charge-Off Policy — Prior to the first quarter of 2015, the FHLBNY recorded a charge-off on a conventional loan generally at the foreclosure of a loan.

Beginning January 1, 2015, the FHLBNY adopted the guidance provided by the FHFA and accelerated the charge off analysis when a loan is on non-accrual status for 180 days or more and the loan is not well collateralized.  For more information, see Note 2.  Recently Issued Accounting Standards and Interpretations.  The charge-off methodology remains unchanged and calculated as the amount of the shortfall of the fair value of the underlying collateral, less estimated selling costs, compared to the recorded investment in the loan.

Real Estate Owned (“REO”) — REO includes assets that have been received in satisfaction of mortgage loans through foreclosure.  REO is recorded at the lower of cost or fair value less estimated selling costs.  At the date of transfer, from mortgage loan to REO, the FHLBNY recognizes a charge-off to allowance for credit losses if the fair value of the REO is less than the recorded investment in the loan.  Any subsequent realized gains, realized or unrealized losses and carrying costs are included in Other income (non-interest) in the Statements of Income.  REO is recorded in Other assets in the Statements of Condition.

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

Mandatorily redeemable capital stock at December 31, 2015 and 2014 represented stocks held by former members who were no longer members by virtue of being acquired by members of another FHLBank.

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

The member’s request to redeem excess Membership Stock will be considered to be revocable until the stock is repurchased.  Since the member’s request to redeem excess Membership Stock can be withdrawn by the member without penalty, the FHLBNY considers the member’s intent regarding such request to not be substantive in nature;  therefore, no reclassification to a liability will be made at the time the request is delivered.

Under the Capital Plan, when a member delivers a notification of its intent to withdraw from membership, the reclassification from equity to a liability will become effective upon receipt of the notification.  The FHLBNY considers the member’s intent regarding such notification to be substantive in nature; therefore, reclassification to a liability will be made at the time the notification of the intent to withdraw is delivered.  When a member is acquired by a non-member, the FHLBNY reclassifies stock of former members to a liability on the day the member’s charter is dissolved.  Unpaid dividends related to capital stock reclassified as a liability are accrued at an estimated dividend rate and reported as interest expense in the Statements of Income.  The repurchase of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.

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

Derivatives

All derivatives are recognized on the balance sheet at their estimated fair values, including accrued unpaid interest as either a derivative asset or a derivative liability net of cash collateral received from and posted to derivative counterparties. The FHLBNY has no foreign currency assets, liabilities or hedges.

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

Embedded Derivatives.  The FHLBNY routinely issues debt to investors and makes advances to members.  In certain such instruments, the FHLBNY may embed a derivative.  Typically, such derivatives are call and put options to early terminate the instruments at par on pre-determined dates.  The FHLBNY may also embed interest rate caps and floors, or step-up or step-down interest rate features within the instruments.  The FHLBNY also routinely structures interest rate swaps to hedge the FHLBank debt and advances, and the FHLBNY may also embed derivative instruments, such as those identified in the previous discussion, in the swaps.  When such instruments are conceived, designed and structured, our control procedures require the identification and evaluation of embedded derivatives, as defined under accounting standards for derivatives and hedging activities.  This evaluation will consider whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.  If the FHLBNY determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract as prescribed for hybrid financial instruments under accounting standards for derivatives and hedge accounting, and carried at fair value.  However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, the changes in fair value would be reported in current earnings (such as an investment security classified as “trading”; or, if the FHLBNY cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and no portion of the contract would be designated as a hedging instrument).  The FHLBNY had no financial instruments with embedded derivatives that required separate accounting as a result of meeting the bifurcation test under ASC 815.

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

Reported Derivative assets and liabilities include interest receivable and payable on derivative contracts and the fair values of the derivative contracts.  The Bank records cash collateral received and posted in the Statements of Condition as an adjustment to Derivative assets and liabilities in the following manner — Cash collateral posted by the FHLBNY is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets.  Cash posted by the FHLBNY in excess of margin requirements is recorded as a receivable in Derivative assets.  No securities were either pledged or received as collateral for derivatives executed with swap counterparties at December 31, 2015 and 2014.

Premises, Software and Equipment

The Bank computes depreciation using the straight-line method over the estimated useful lives of assets ranging from four to five years.  Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life of the asset or the remaining term of the lease.  The FHLBNY capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred, and would include gains and losses on disposal of premises and equipment in Other income (loss).

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

Losses on debt extinguishment — Losses from debt retirement and transfers (debt retirement) are considered financing activities in the Statements of Cash Flows.  Losses are added back as an adjustment to Net cash provided by operating activities, with an offsetting increase in payments on maturing consolidated obligation bonds as a financing activity.

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

The second guidance prescribed the timing of asset charge-offs if an asset is at 180 days or more past due, subject to certain conditions.  The guidance became effective January 1, 2015.  Under the FHLBNY’s pre-existing estimating methodology for the timing of charge-offs, the FHLBNY recorded a charge-off on MPF loans based upon the occurrence of a confirming event, typically the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure.  Adoption of the Advisory Bulletin accelerated the timing of charge-offs to the earlier of 180 days of delinquency or a confirming event.  The FHLBNY performs an analysis for credit losses on a loan level basis on all MPF loans delinquent 90 days or more and loans in bankruptcy, regardless of delinquency status.  The FHLBNY believes that at 90 days credit losses on MPF loans are probable and reasonably estimable.  The amount of the allowance that is recorded is based on the shortfall of the value of collateral (less estimated selling costs) to the recorded investment in the impaired loan.

As the FHLBNY begins to establish the allowance of credit losses at 90 days delinquency (under pre-existing methodology), the impact of adoption in the first quarter of 2015 was not significant to its results of operations, financial condition or cash flows.  At January 1, 2015, the adoption date, the credit loss allowance on mortgage-loans that were past-due 180 days or more totaled $3.7 million, which amount was charged off, reducing the allowance for credit losses and a corresponding reduction in total loans, with no change in Total Assets and no change to earnings.

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

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  In April 2015, the FASB ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement to add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software.  The ASU clarifies a customer’s accounting for fees paid in a cloud computing arrangement, and provides guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software.  If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance becomes effective for the FHLBNY for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted.  The FHLBNY can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively.  The FHLBNY plans to adopt the guidance prospectively in 2016, and does not expect the effect of adoption to be material on its financial condition, results of operations, and cash flows to be material.

Simplifying the Presentation of Debt Issuance Costs.  In April 2015, the FASB issued ASU No. 2015-03, Interest-imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The ASU requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from other assets to a direct deduction from the carrying amount of that debt liability.  The intent is to eliminate the different presentation requirements of debt issuance cost and debt discounts and premiums, which have caused confusion among users of financial statements.  The ASU became effective for the interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the FHLBNY), and early adoption was permitted for the financial statements that have not been previously issued.  The period-specific effects as a result of applying this guidance are required to be adjusted retrospectively to each individual period presented on the statement of condition.  The FHLBNY has adopted this guidance on January 1, 2016, and will reclassify prior period comparative information in financial statements presented in 2016 and in future periods.  Adoption will not have a material effect on its financial condition, results of operations, and cash flows.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  In August 2014, the FASB issued ASU No. 2014-15, Going Concern (Subtopic 205-40) final guidance that requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact in the footnotes.  Management will also be required to evaluate and disclose whether its plans to alleviate that doubt.  The new standard defines substantial doubt as when it is probable (i.e., likely) based on management’s assessment of relevant qualitative and quantitative information and judgment that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable).  The standard is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter.  While early adoption is permitted, the FHLBNY has elected not to early adopt, and does not expect the impact of the required disclosures to have a material effect on its financial condition, results of operations, and cash flows.

Revenue Recognition.  In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers.  The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and improve comparability of revenue recognition practices across entities and industries, and provide more useful information to users of financial statements through improved disclosure requirements.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For a public entity, the effective date of the amendments under this ASU, as issued, was for reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  On April 29, 2015, the FASB issued for public comment a proposed Accounting Standards Update (ASU) that would defer the effective date of the new revenue recognition standard by one year, and would permit entities to early adopt the standard.  The comment period ended on May 29, 2015, and the FASB approved the proposed deferral period to reporting periods beginning after December 15, 2017 (January 1, 2018 for the FHLBNY), and reporting entities may choose to adopt the standard as of the original effective date.  The FHLBNY is in the process of evaluating the impact of this guidance.

Note   3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

Beginning in August 2015, the FHLBNY maintained compensating collected cash balances at a financial institution counterparty in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  The balance at December 31, 2015 was $100.0 million.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $47.5 million and $38.4 million as of December 31, 2015 and December 31, 2014.  The offsetting liabilities due to members were recorded in Other liabilities in the Statements of Condition.

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

The FHLBNY had deposited $370.5 million and $1.1 billion in cash at December 31, 2015 and December 31, 2014 with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  See Credit Risk due to non-performance by counterparties in Note 15.  Derivatives and Hedging Activities.

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

At December 31, 2015 and December 31, 2014, the outstanding balances of Securities Purchased Under Agreements to Resell were $4.0 billion and $0.8 billion that matured overnight.  Of these amounts, $4.0 billion and $0.6 billion at December 31, 2015 and December 31, 2014 were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  At December 31, 2015 and December 31, 2014, U.S. Treasury securities, market values of $4.0 billion and $0.6 billion were received at BONY to collateralize the overnight investments.

No overnight investments were executed bilaterally with counterparties at December 31, 2015.  At December 31, 2014, overnight investments of $0.2 billion were executed bilaterally with counterparties, and were collateralized by U.S Treasury securities with market values of $0.2 billion that were pledged to the FHLBNY’s custodial safekeeping account.

Securities purchased under agreements to resell averaged $1.8 billion and $0.9 billion in the twelve months ended December 31, 2015 and 2014, and were accounted as collateralized financing transactions.  Interest income from securities purchased under agreements to resell were $1.6 million, $481 thousand and $32 thousand for the years ended December 31, 2015, 2014 and 2013.

Note   5.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	December 31, 2015
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$177,126	$—	$177,126	$15,621	$—	$192,747
Freddie Mac	48,138	—	48,138	3,378	—	51,516
Total pools of mortgages	225,264	—	225,264	18,999	—	244,263

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,455,144	—	2,455,144	20,985	(191)	2,475,938
Freddie Mac	1,541,534	—	1,541,534	13,586	(40)	1,555,080
Ginnie Mae	24,539	—	24,539	303	—	24,842
Total CMOs/REMICs	4,021,217	—	4,021,217	34,874	(231)	4,055,860

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,119,393	—	2,119,393	14,099	(5,575)	2,127,917
Freddie Mac	6,459,282	—	6,459,282	119,761	(21,962)	6,557,081
Total commercial mortgage-backed securities	8,578,675	—	8,578,675	133,860	(27,537)	8,684,998

Non-GSE MBS (c)
CMOs/REMICs	24,017	(376)	23,641	1,446	(779)	24,308

Asset-Backed Securities (c)
Manufactured housing (insured)	76,193	—	76,193	2,079	—	78,272
Home equity loans (insured)	137,005	(27,133)	109,872	53,315	(130)	163,057
Home equity loans (uninsured)	81,764	(9,304)	72,460	10,750	(2,520)	80,690
Total asset-backed securities	294,962	(36,437)	258,525	66,144	(2,650)	322,019

Total MBS	13,144,135	(36,813)	13,107,322	255,323	(31,197)	13,331,448

Other
State and local housing finance agency obligations	825,050	—	825,050	126	(42,402)	782,774
Total Held-to-maturity securities	$13,969,185	$(36,813)	$13,932,372	$255,449	$(73,599)	$14,114,222

	December 31, 2014
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$236,500	$—	$236,500	$21,891	$—	$258,391
Freddie Mac	68,510	—	68,510	5,281	—	73,791
Total pools of mortgages	305,010	—	305,010	27,172	—	332,182

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,941,093	—	2,941,093	36,164	—	2,977,257
Freddie Mac	1,895,889	—	1,895,889	19,514	—	1,915,403
Ginnie Mae	31,900	—	31,900	468	—	32,368
Total CMOs/REMICs	4,868,882	—	4,868,882	56,146	—	4,925,028

Commercial Mortgage-Backed Securities (b)
Fannie Mae	1,876,767	—	1,876,767	14,686	(3,452)	1,888,001
Freddie Mac	4,945,717	—	4,945,717	156,116	(5,666)	5,096,167
Total commercial mortgage-backed securities	6,822,484	—	6,822,484	170,802	(9,118)	6,984,168

Non-GSE MBS (c)
CMOs/REMICs	34,249	(359)	33,890	1,709	(914)	34,685

Asset-Backed Securities (c)
Manufactured housing (insured)	93,693	—	93,693	2,476	—	96,169
Home equity loans (insured)	158,233	(32,476)	125,757	59,169	(167)	184,759
Home equity loans (uninsured)	96,831	(11,448)	85,383	13,124	(2,693)	95,814
Total asset-backed securities	348,757	(43,924)	304,833	74,769	(2,860)	376,742
Total MBS	12,379,382	(44,283)	12,335,099	330,598	(12,892)	12,652,805

Other
State and local housing finance agency obligations	813,080	—	813,080	204	(49,906)	763,378
Total Held-to-maturity securities	$13,192,462	$(44,283)	$13,148,179	$330,802	$(62,798)	$13,416,183

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
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

Certain non-Agency Private label MBS are insured by Ambac Assurance Corp (“Ambac”), MBIA Insurance Corp (“MBIA”) and Assured Guarantee Municipal Corp., (“AGM”).  Assumptions by the FHLBNY on the extent of expected reliance by the FHLBNY on insurance support by Ambac and MBIA to make whole expected cash shortfalls are noted in Monoline insurance in a subsequent paragraph within this Note 5. Held-to-Maturity Securities.

Securities Pledged

The FHLBNY had pledged MBS with an amortized cost basis of $8.7 million and $10.2 million at December 31, 2015 and December 31, 2014 to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$317,419	$(42,402)	$317,419	$(42,402)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,143,422	(5,230)	169,291	(536)	1,312,713	(5,766)
Freddie Mac	3,246,792	(19,016)	164,002	(2,986)	3,410,794	(22,002)
Total MBS-GSE	4,390,214	(24,246)	333,293	(3,522)	4,723,507	(27,768)
MBS-Private-Label	—	—	53,326	(3,049)	53,326	(3,049)
Total MBS	4,390,214	(24,246)	386,619	(6,571)	4,776,833	(30,817)
Total	$4,390,214	$(24,246)	$704,038	$(48,973)	$5,094,252	$(73,219)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$49,997	$(3)	$269,642	$(49,903)	$319,639	$(49,906)
MBS Investment Securities
MBS-GSE
Fannie Mae	397,554	(1,153)	272,592	(2,299)	670,146	(3,452)
Freddie Mac	726,865	(348)	441,713	(5,318)	1,168,578	(5,666)
Total MBS-GSE	1,124,419	(1,501)	714,305	(7,617)	1,838,724	(9,118)
MBS-Private-Label	53	(1)	61,771	(3,390)	61,824	(3,391)
Total MBS	1,124,472	(1,502)	776,076	(11,007)	1,900,548	(12,509)
Total	$1,174,469	$(1,505)	$1,045,718	$(60,910)	$2,220,187	$(62,415)

At December 31, 2015 and December 31, 2014, the FHLBNY’s investments in housing finance agency bonds had gross unrealized losses totaling $42.4 million and $49.9 million.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of December 31, 2015, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements included additional support from:

•                  Monoline Insurance

•                  Reserve and investment funds allocated to the securities that may be used to make principal and interest payments in the event that the underlying loans pledged for these securities are not sufficient to make the necessary payments.

•                  General obligation of the State

Our analyses of the fair values of HFA bonds have concluded that the market is generally pricing the bonds fairly to the “AA municipal sector”.  Based on our review, the FHLBNY expects to recover the entire amortized cost basis of these securities.  If conditions in the housing and mortgage markets and general business and economic conditions remain stressed or deteriorate further, the fair value of the bonds may decline further and the FHLBNY may experience OTTI in future periods.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$28,000	$27,517	$33,990	$33,069
Due after five years through ten years	61,920	58,632	37,615	36,771
Due after ten years	735,130	696,625	741,475	693,538
State and local housing finance agency obligations	825,050	782,774	813,080	763,378

Mortgage-backed securities
Due in one year or less	79,921	79,960	—	—
Due after one year through five years	3,265,239	3,338,718	2,561,843	2,589,028
Due after five years through ten years	5,307,509	5,342,456	4,380,717	4,519,973
Due after ten years	4,491,466	4,570,314	5,436,822	5,543,804
Mortgage-backed securities	13,144,135	13,331,448	12,379,382	12,652,805

Total Held-to-maturity securities	$13,969,185	$14,114,222	$13,192,462	$13,416,183

(a)         Amortized cost is after adjusting for net unamortized premiums of $34.2 million and $38.3 million (net of unamortized discounts) at December 31, 2015 and December 31, 2014.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	December 31, 2015		December 31, 2014
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,378,454	$1,377,916	$1,595,060	$1,594,475
Floating	2,659,057	2,659,057	3,296,156	3,296,156
Total CMO	4,037,511	4,036,973	4,891,216	4,890,631
CMBS
Fixed	5,457,746	5,457,746	5,009,903	5,009,903
Floating	3,120,929	3,120,929	1,812,581	1,812,581
Total CMBS	8,578,675	8,578,675	6,822,484	6,822,484
Pass Thru (a)
Fixed	460,505	424,990	588,326	545,493
Floating	67,444	66,684	77,356	76,491
Total Pass Thru	527,949	491,674	665,682	621,984
Total MBS	13,144,135	13,107,322	12,379,382	12,335,099
State and local housing finance agency obligations
Fixed	10,860	10,860	16,610	16,610
Floating	814,190	814,190	796,470	796,470
Total State and local housing finance agency obligations	825,050	825,050	813,080	813,080
Total Held-to-maturity securities	$13,969,185	$13,932,372	$13,192,462	$13,148,179

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

OTTI — One PLMBS, which had been determined to be OTTI in a prior year, was re-impaired in 2015, and credit OTTI of $206 thousand was recorded in 2015.  The re-impairment was due to further deterioration in the credit performance metrics of the security.

The following table presents the key characteristics of one security that was determined to be re-impaired or OTTI (in thousands):

	Three months ended		Three months ended		Twelve months ended
	December 31, 2015		December 31, 2015		December 31, 2015
	OTTI (a)		OTTI (b)		OTTI (b)
		Fair	Credit	Non-credit	Credit	Non-credit
Security Classification	UPB	Value	Loss	Loss	Loss	Loss

RMBS-Prime	$4,533	$3,516	$(116)	$39	$(206)	$(188)
Total Securities	$4,533	$3,516	$(116)	$39	$(206)	$(188)

(a)	Unpaid principal balance and fair value of the security deemed to be OTTI at the OTTI determination as of the end of the period.
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

Based on cash flow testing, the Bank believes no additional OTTI exists for the remaining investments at December 31, 2015.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at December 31, 2015, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Years ended December 31,
	2015	2014	2013
Beginning balance	$34,893	$36,543	$36,782
Additional credit losses for which an OTTI charge was previously recognized	206	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(3,207)	(1,650)	(239)
Ending balance	$31,892	$34,893	$36,543

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, the reliance period is through December 31, 2016.  For bond insurer Ambac, the reliance period is through December 31, 2019 and is further limited to cover 45% of shortfalls.

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for private-label MBS at December 31, 2015 and December 31, 2014, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at December 31, 2015
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-3.9	1.5	10.4-21.0	16.2	0.0-81.1	45.4
RMBS Alt-A (d)	1.0-5.4	1.5	2.0-6.7	3.4	30.0-30.0	30.0
HEL Subprime (e)	1.0-6.3	3.3	2.0-13.6	4.6	22.5-100.0	61.3
Manufactured Housing Loans	2.1-4.1	3.5	2.9-4.2	3.3	81.8-82.8	82.1

	Key Base Assumptions - All PLMBS at December 31, 2014
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-5.1	1.7	12.1-29.6	22.9	34.4-83.8	54.3
RMBS Alt-A (d)	1.0-7.0	1.7	2.0-8.4	5.3	30.0-30.0	30.0
HEL Subprime (e)	1.0-10.3	3.8	2.0-23.9	4.9	22.7-100.0	65.7
Manufactured Housing Loans	2.8-4.1	3.6	2.7-3.8	3.1	76.0-83.3	80.6

(a)	Conditional Default Rate (CDR): 1— ((1-MDR)^12) where, MDR is defined as the “Monthly Default Rate (MDR)” = (Beginning Principal Balance of Liquidated Loans)/(Total Beginning Principal Balance).
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

Significant Inputs

For determining the fair values of all MBS, the FHLBNY has obtained pricing from four pricing services; the prices were clustered, averaged, and then assessed qualitatively before adopting the “final price”.  Disaggregation of the Level 3 bonds is by collateral type supporting the credit structure of the PLMBS, and the FHLBNY deems that no further disaggregation is necessary for a qualitative understanding of the sensitivity of fair values.  The table below provides a distribution of the prices, and the final price adopted for determining OTTI for the one security at December 31, 2015 (dollars in thousands except for price):

	Significant Inputs
	Securities deemed OTTI at December 31, 2015
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating
Private Label RMBS - Prime Bond 1	$3,516	$3,516	$3,516	3	$72.5 - 83.2	$77.6	D
Total OTTI PLMBS	$3,516	$3,516	$3,516

Note   6.                                                         Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value, and at December 31, 2015 and December 31, 2014; no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$1,650	$—	$—	$1,650
Equity funds (a)	17,461	773	(711)	17,523
Fixed income funds (a)	14,212	—	(512)	13,700
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	907,094	9,433	—	916,527
CMBS-Floating	40,429	300	—	40,729
Total Available-for-sale securities	$980,846	$10,506	$(1,223)	$990,129

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$537	$—	$—	$537
Equity funds (a)	9,310	1,579	(7)	10,882
Fixed income funds (a)	6,399	146	(17)	6,528
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	1,161,115	13,156	—	1,174,271
CMBS-Floating	41,692	517	—	42,209
Total Available-for-sale securities	$1,219,053	$15,398	$(24)	$1,234,427

(a)

The FHLBNY has a grantor trust, the intent of which is to set aside cash to meet current and future payments for a supplemental unfunded pension plan. Neither the pension plan nor employees of the FHLBNY own the trust. Investments in the trust are classified as AFS. The grantor trust invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trust. The mutual funds used to manage the assets of the Grantor trust will be sufficiently liquid to enable the trust to meet all future liabilities. Liquidity shall be assured by keeping an adequate amount of short-term investments in the portfolio to accommodate the cash needs of the trust. Dividend income and realized gains from sales of funds of $1.9 million, $0.8 million and $0.6 million in 2015, 2014 and 2013 were recorded in Other income in the Statements of Income.

(b)	Recorded in AOCI – $9.3 million at December 31, 2015, and $15.4 million at December 31, 2014.

Unrealized Losses — MBS Classified as AFS Securities

No MBS security in the AFS portfolio was in an unrealized loss position at December 31, 2015 or at December 31, 2014.

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31 2015		December 31, 2014
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$40,429	$40,729	$—	$—
Due after five year through ten years	—	—	41,692	42,209
Due after ten years	907,094	916,527	1,161,115	1,174,271
Fixed income/bond funds, equity funds and cash equivalents (b)	33,323	32,873	16,246	17,947

Total Available-for-sale securities	$980,846	$990,129	$1,219,053	$1,234,427

(a)	The carrying value of AFS securities equals fair value.
(b)	Funds in the grantor trust are determined to be redeemable at short notice. Fair values are the daily NAVs of the bond and equity funds.
(c)	Amortized cost is after adjusting for net unamortized discounts of $3.1 million and $3.8 million at December 31, 2015 and December 31, 2014.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$907,094	$916,527	$1,161,115	$1,174,271
CMBS floating - LIBOR	40,429	40,729	41,692	42,209

Total Mortgage-backed securities (a)	$947,523	$957,256	$1,202,807	$1,216,480

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note   7.                                                         Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2015			December 31, 2014
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$37,008,547	1.11%	39.57%	$43,044,026	0.68%	44.28%
Due after one year through two years	19,452,065	1.09	20.80	17,322,868	2.10	17.82
Due after two years through three years	20,904,050	1.45	22.34	15,775,401	1.71	16.23
Due after three years through four years	6,467,223	1.81	6.91	7,053,431	2.10	7.26
Due after four years through five years	5,544,755	2.11	5.93	4,655,510	2.41	4.79
Thereafter	4,160,769	2.35	4.45	9,366,815	2.81	9.62

Total par value	93,537,409	1.35%	100.00%	97,218,051	1.49%	100.00%

Hedge valuation basis adjustments (b)	336,489			1,574,044
Fair value option valuation adjustments and accrued interest (c)	313			5,402

Total	$93,874,211			$98,797,497

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19.  Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 17.0% and 17.4% of total advances at December 31, 2015 and December 31, 2014.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of December 31, 2015 and December 31, 2014, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.  Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the estimated fair value of the underlying property less estimated selling costs.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2015		December 31, 2014
		Percentage of		Percentage of
	Amount	Total	Amount	Total
Real Estate(a):
Fixed medium-term single-family mortgages	$282,980	11.42%	$327,112	15.63%
Fixed long-term single-family mortgages	2,195,149	88.58	1,765,661	84.37
Multi-family mortgages	60	—	63	—
Total par value	2,478,189	100.00%	2,092,836	100.00%

Unamortized premiums	46,694		41,046
Unamortized discounts	(2,157)		(2,544)
Basis adjustment (b)	1,885		2,408
Total mortgage loans held-for-portfolio	2,524,611		2,133,746
Allowance for credit losses (c)	(326)		(4,507)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,524,285		$2,129,239

(a)	Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans.
(b)

Balances represent unamortized fair value basis of closed delivery commitments. A basis is recorded at the settlement of the loan and represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis is amortized as a yield adjustment to Interest income.

(c)

Prior to January 1, 2015, the FHLBNY recorded a charge-off on a conventional loan generally at the foreclosure of a loan. Beginning January 1, 2015, the FHLBNY adopted the guidance provided by the FHFA and accelerated the consideration for a charge-off when a loan is on a non-accrual status for 180 days or more. Amount of the charge-off at 180 days is recognized to the extent the fair value of the underlying collateral, less estimated selling costs, is less than the recorded investment in the loan. The adoption of the FHFA guidance resulted in the reclassification of $3.7 million in allowance for credit losses on loans that were on non-accrual status of 180 days or more at January 1, 2015. The amount represented partial charge-off of such delinquent loans, and had no impact on earnings for the quarter as it was a reclassification within the Statement of Condition between the categories Allowance for credit losses and the Carrying values of the MPF loans. For more information, see Note 2. Recently Issued Accounting Standards and Interpretations.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $27.1 million and $22.1 million at December 31, 2015 and December 31, 2014.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a Credit Enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit Enhancement fees accrued were $2.0 million in 2015 and $1.8 million in each of the years 2014 and 2013.  These fees were reported as a reduction to mortgage loan interest income.

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

When a loan is delinquent 90 days or more, our practice is to compare the liquidation value of the delinquent loan to its recorded investment, and to record the shortfall as an allowance for credit losses.  This methodology is applied on a loan level basis.  When a loan is delinquent 180 days or more, the FHLBNY will then charge to the allowance for credit losses (in the statements of condition) any excess carrying value over the net realizable value of the loan; the offset will be recorded to reduce the carrying value of the loan.  When the loan is foreclosed and the FHLBNY takes possession of real estate, the balance of the loan that has not been charged off will be transferred from the loan held-for-portfolio category to Real Estate owned category at the lower of carrying value or net realizable value of the foreclosed loan.

Only FHA- and VA-insured MPF loans are evaluated collectively, as insured mortgage loans have minimal inherent credit risk, and are therefore not considered for impairment at a loan-level and on a collective basis.  Risk of such loans generally arises from servicers defaulting on their obligations.  If adversely classified, the FHLBNY will have reserves established only in the event of a default of a PFI, and reserves would be based on the estimated costs to recover any uninsured portion of the MPF loan.

Classes of the MPF loan portfolio would be subject to disaggregation to the extent that it is needed to understand the exposure to credit risk arising from these loans.  The FHLBNY has determined that no further disaggregation of portfolio segments is needed other than the methodology discussed above.

Credit Enhancement Fees

The credit enhancement fee (“CE fees”) due to the PFI for taking on a credit enhancement obligation is accrued based on the master commitments outstanding, and for certain MPF products the CE fees are held back for 12 months and then paid monthly to the PFIs.  Under the MPF agreements with PFIs, the FHLBNY may recover credit losses from future CE fees.  The FHLBNY does not consider CE fees when computing the allowance for credit losses.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment.  If a loss is incurred, the FHLBNY would withhold CE fee payments to the PFI associated with the loan that is in a loss position.  The amount withheld would be commensurate with the credit loss and the loss layer for which the PFI has assumed the credit enhancement responsibility.  The FHLBNY’s loss experience has been insignificant and amounts of CE fees withheld have been insignificant in all periods in this report.

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a roll-forward analysis of the allowance for credit losses (a) (in thousands):

	Years ended December 31,
	2015	2014	2013
Allowance for credit losses:
Beginning balance	$4,507	$5,697	$6,982
Charge-offs	(4,699)	(771)	(2,155)
Recoveries	—	201	896
Provision/(Reversal) for credit losses on mortgage loans	518	(620)	(26)
Ending balance	$326	$4,507	$5,697
Ending balance, individually evaluated for impairment	$326	$4,507	$5,697

	December 31,
	2015	2014	2013
Recorded investment, end of period:
Individually evaluated for impairment
Impaired, with or without a related allowance	$19,646	$27,389	$28,321
Not impaired, no related allowance	2,311,497	1,949,490	1,793,895
Total uninsured mortgage loans	$2,331,143	$1,976,879	$1,822,216

Collectively evaluated for impairment (b)
Impaired, with or without a related allowance	$4,103	$1,275	$1,277
Not impaired, no related allowance	201,700	165,978	118,956
Total insured mortgage loans	$205,803	$167,253	$120,233

(a)	Provisions for credit losses are based on impairment analysis on each individual loan that is delinquent for 90 days or more.
(b)

FHA- and VA loans are collectively evaluated for impairment that acknowledges that the unpaid principal balances are insured. Loans past due 90 days or more were considered for impairment but credit analysis indicated funds would be collected and no allowance was necessary.

Mortgage Loans — Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	December 31, 2015	December 31, 2014
Total Mortgage loans, net of allowance for credit losses (a)	$2,524,285	$2,129,239
Non-performing mortgage loans - Conventional (a)(b)	$17,121	$24,709
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$3,920	$1,217

(a)	Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days.
(b)	Data in this table represents unpaid principal balance, and would not agree to data reported in other tables at “recorded investment,” which includes interest receivable.

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Years ended December 31,
	2015	2014	2013
Interest contractually due (a)	$1,165	$1,423	$1,471
Interest actually received	1,072	1,336	1,370

Shortfall	$93	$87	$101

(a)

Represents the amount of interest accrual on non-accrual uninsured loans that were not recorded as income.  When interest received on non-accrual loans, cash received is recorded as a liability as the FHLBNY considers such amounts received as an advance from servicers that would be subject to repayment at foreclosure; the cash received remains in Other liabilities until legal determination is made at foreclosure.  For more information about the FHLBNY’s policy on non-accrual loans, see Note 1.  Significant Accounting Policies and Estimates.

The following tables summarize the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance and related allowance (individually assessed for impairment), and the average recorded investment of impaired loans (in thousands):

	December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment (d)
With no related allowance:
Conventional MPF Loans (a)(b)	$17,663	$17,628	$—	$17,087
With an allowance:
Conventional MPF Loans (a)	1,983	1,973	326	5,046
Total Conventional MPF Loans (a)	$19,646	$19,601	$326	$22,133

	December 31, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
Impaired Loans (c)	Investment	Balance	Allowance	Investment (d)
With no related allowance:
Conventional MPF Loans (a)(b)	$10,713	$10,692	$—	$9,754
With an allowance:
Conventional MPF Loans (a)	16,676	16,673	4,507	18,517
Total Conventional MPF Loans (a)	$27,389	$27,365	$4,507	$28,271

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

(d)	Represents average recorded investment for the twelve months ended December 31, 2015 and 2014.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	December 31, 2015			December 31, 2014
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$17,976	$6,827	$—	$23,212	$6,312	$—
Past due 60 - 89 days	5,967	1,541	—	5,578	886	—
Past due 90 - 179 days	2,691	1,150	—	3,198	740	—
Past due 180 days or more	14,467	2,953	—	21,526	535	—
Total past due	41,101	12,471	—	53,514	8,473	—
Total current loans	2,289,982	193,332	60	1,923,302	158,780	63
Total mortgage loans	$2,331,083	$205,803	$60	$1,976,816	$167,253	$63
Other delinquency statistics:
Loans in process of foreclosure, included above	$11,849	$1,583	$—	$17,032	$413	$—
Number of foreclosures outstanding at period end	92	14	—	119	10	—
Serious delinquency rate (a)	0.74%	1.99%	—%	1.25%	0.76%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$17,158	$4,103	$—	$24,724	$1,275	$—
Past due 90 days or more and still accruing interest	$—	$4,103	$—	$—	$1,275	$—
Loans on non-accrual status	$17,158	$—	$—	$24,724	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$10,683	$290	$—	$10,029	$324	$—
Modified loans under MPF® program	$835	$—	$—	$1,009	$—	$—
Real estate owned	$2,166			$1,980

(a)	Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.
(b)	Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

Troubled Debt Restructurings (“TDRs”) and MPF Modification Standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2017.  This modification plan was made available to homeowners currently in default or imminent danger of default and only a few MPF loans had been modified under the plan and outstanding at December 31, 2015.  Due to the insignificant numbers of loans modified and considered to be a TDR, forgiveness and other information with respect to the modifications have been omitted.

Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balances were $0.1 million and $0.5 million at December 31, 2015 and December 31, 2014.  A MPF loan involved in the troubled debt restructuring program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a non-performing TDR loan and will continue to be evaluated individually for credit losses until the MPF loan is performing to its original terms.  The credit loss would be based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $10.7 million and $10.0 million of such loans were outstanding at December 31, 2015 and December 31, 2014.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more, and $0.7 million were deemed impaired due to their past due delinquency status at December 31, 2015.  The allowance for credit losses associated with those loans was immaterial as the loans were well collateralized.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	December 31, 2015			December 31, 2014
Recorded Investment Outstanding	Performing	Non- performing	Total TDRs	Performing	Non- performing	Total TDRs
Troubled debt restructurings (TDRs) (a)(b):
Loans discharged from bankruptcy	$10,017	$666	$10,683	$9,800	$229	$10,029
Modified loans under MPF® program	794	41	835	422	587	1,009
Total troubled debt restructurings	$10,811	$707	$11,518	$10,222	$816	$11,038
Related Allowance			$113			$612

(a) Insured loans were not included in the calculation for troubled debt restructuring.

(b) Loans discharged from Chapter 7 bankruptcy are also considered as TDRs.

Note 9.                                                               Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	December 31, 2015	December 31, 2014
Interest-bearing deposits
Interest-bearing demand	$1,308,923	$1,958,518
Term (a)	26,000	27,000
Total interest-bearing deposits	1,334,923	1,985,518
Non-interest-bearing demand	15,493	13,401
Total deposits (b)	$1,350,416	$1,998,919

(a)	Term deposits were for periods of one year or less.
(b)

Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 5. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	December 31, 2015		December 31, 2014
		Weighted		Weighted
	Amount	Average	Amount	Average
	Outstanding	Interest Rate	Outstanding	Interest Rate
Due in one year or less
Interest-bearing deposits (a)	$1,334,923	0.04%	$1,985,518	0.03%
Non-interest-bearing deposits	15,493		13,401
Total deposits	$1,350,416		$1,998,919

(a)         Primarily adjustable rate; weighted average interest rates were for the periods in this table.

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.9 trillion and $0.8 trillion as of December 31, 2015 and December 31, 2014.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	December 31, 2015	December 31, 2014

Percentage of unpledged qualifying assets to consolidated obligations	107%	107%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014

Consolidated obligation bonds-amortized cost	$67,235,529	$73,020,550
Hedge valuation basis adjustments (a)	346,423	387,371
Hedge basis adjustments on terminated hedges (b)	145,512	119,500
FVO (c) - valuation adjustments and accrued interest	(1,751)	8,122

Total Consolidated obligation bonds	$67,725,713	$73,535,543

Discount notes-amortized cost	$46,837,709	$50,041,041
FVO (c) - valuation adjustments and remaining accretion	12,159	3,064

Total Consolidated obligation discount notes	$46,849,868	$50,044,105

(a)	Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.
(b)

Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a qualifying hedge relationship. The valuation basis at the time of hedge termination is amortized as a yield adjustment through Interest expense.

(c)	Valuation adjustments represent changes in the entire fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2015			December 31, 2014
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$37,123,630	0.44%	55.23%	$40,697,005	0.36%	55.75%
Over one year through two years	18,265,465	0.80	27.18	12,668,090	0.64	17.35
Over two years through three years	4,128,285	1.38	6.14	8,179,800	1.27	11.21
Over three years through four years	1,708,750	1.65	2.54	2,855,780	1.43	3.91
Over four years through five years	1,450,050	1.98	2.16	2,482,500	1.53	3.40
Thereafter	4,540,420	3.08	6.75	6,115,380	2.67	8.38

Total par value	67,216,600	0.84%	100.00%	72,998,555	0.78%	100.00%

Bond premiums (b)	42,169			49,537
Bond discounts (b)	(23,240)			(27,542)
Hedge valuation basis adjustments (c)	346,423			387,371
Hedge basis adjustments on terminated hedges (d)	145,512			119,500
FVO (e) - valuation adjustments and accrued interest	(1,751)			8,122

Total Consolidated obligation-bonds	$67,725,713			$73,535,543

(a)	Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)	Amortization of bond premiums and discounts resulted in net reduction of Interest expense by $18.8 million, $26.5 million and $55.3 million in 2015, 2014 and 2013.
(c)	Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.
(d)

Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at its maturity, the unamortized basis is reversed to $0. The unamortized basis was $145.5 million, and $119.5 million at December 31, 2015, and 2014. Amortization was recorded as a yield adjustment, which reduced Interest expenses by $5.5 million, $3.2 million and $2.3 million in 2015, 2014 and 2013.

(e)	Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

	December 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$45,808,600	68.15%	$53,659,055	73.51%
Fixed-rate, callable	3,698,000	5.50	9,419,500	12.90
Step Up, callable	525,000	0.78	2,040,000	2.80
Step Down, callable	—	—	25,000	0.03
Single-index floating rate	17,185,000	25.57	7,855,000	10.76

Total par value	67,216,600	100.00%	72,998,555	100.00%

Bond premiums	42,169		49,537
Bond discounts	(23,240)		(27,542)
Hedge valuation basis adjustments (a)	346,423		387,371
Hedge basis adjustments on terminated hedges (b)	145,512		119,500
FVO (c) - valuation adjustments and accrued interest	(1,751)		8,122

Total Consolidated obligation-bonds	$67,725,713		$73,535,543

(a)	Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.
(b)	Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a hedging relationship.
(c)	Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds.  Discount notes are consolidated obligations with original maturities of up to one year.  These notes are issued at less than their face amount and redeemed at par when they mature.

The FHLBNY’s outstanding consolidated obligation discount notes were as follows (dollars in thousands):

	December 31, 2015	December 31, 2014

Par value	$46,875,847	$50,054,103
Amortized cost	$46,837,709	$50,041,041
FVO (a) - valuation adjustments and remaining accretion	12,159	3,064
Total discount notes	$46,849,868	$50,044,105

Weighted average interest rate	0.26%	0.08%

(a)         Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Note 11.                                                  Affordable Housing Program.

The FHLBank Act requires each FHLBank to establish an Affordable Housing Program.  Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to its members who use the funds to assist the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  Annually, the FHLBanks must set aside, in aggregate, the greater of $100 million or 10% of regulatory income for the AHP.  The FHLBNY charges the amount set aside for AHP to income and recognizes it as a liability.  The FHLBNY relieves the AHP liability as members use the subsidies.  If the result of the aggregate 10% calculation is less than $100 million for all eleven FHLBanks, then the FHLBank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s pre-assessment income to the sum of total pre-assessment income for all 11 FHLBanks.  There were no shortfalls in any periods in this report.

Each FHLBank accrues this expense monthly based on its income before assessments.  Pre-assessment income is net income before the AHP assessment.  If a FHLBank experienced a loss during a quarter, but still had income for the year, the FHLBank’s obligation to the AHP would be calculated based on the FHLBank’s year-to-date income.  If the FHLBank had income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation.  If the FHLBank experienced a loss for a full year, the FHLBank would have no obligation to the AHP for the year unless the aggregate 10% calculation was less than $100 million for all 11 FHLBanks, if it were, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million.   The proration would be made on the basis of a FHLBank’s income in relation to the income of all FHLBanks for the previous year.   Each FHLBank’s required annual AHP contribution is limited to its annual net earnings.

The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2015	2014	2013

Beginning balance	$113,544	$123,060	$134,942
Additions from current period’s assessments	46,182	35,094	33,958
Net disbursements for grants and programs	(46,374)	(44,610)	(45,840)
Ending balance	$113,352	$113,544	$123,060

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2015		December 31, 2014
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$691,580	$6,874,668	$631,508	$6,682,045
Total capital-to-asset ratio	4.00%	5.58%	4.00%	5.03%
Total capital (b)	$4,929,936	$6,874,668	$5,313,015	$6,682,045
Leverage ratio	5.00%	8.37%	5.00%	7.55%
Leverage capital (c)	$6,162,420	$10,312,002	$6,641,268	$10,023,068

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

Anticipated redemptions of mandatorily redeemable capital stock in the following table assumes the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	December 31, 2015	December 31, 2014

Redemption less than one year	$5,033	$95
Redemption from one year to less than three years	12,214	5,159
Redemption from three years to less than five years	271	11,567
Redemption from five years or greater	1,981	2,379

Total	$19,499	$19,200

Voluntary and Involuntary Withdrawal and Changes in Membership — Changes in membership due to mergers were not significant in 2015 and 2014.  When a member is acquired by a non-member, the FHLBNY reclassifies stock of the member to a liability on the day the member’s charter is dissolved.  Under existing practice, the FHLBNY repurchases Class B2 capital stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances.  Class B1 membership stock held by former members is re-calculated and repurchased annually.

The following table provides withdrawals and terminations in membership:

	Years ended December 31,
	2015	2014

Voluntary Termination/Notices Received and Pending	—	1

Involuntary Termination (a)	3	2

Non-member due to merger	3	—

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

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2015	2014	2013

Beginning balance	$19,200	$23,994	$23,143
Capital stock subject to mandatory redemption reclassified from equity	8,914	—	5,123
Redemption of mandatorily redeemable capital stock (a)	(8,615)	(4,794)	(4,272)
Ending balance	$19,499	$19,200	$23,994
Accrued interest payable (b)	$198	$197	$243

(a)	Redemption includes repayment of excess stock.
(b)	The annualized accrual rates were 4.10%, 4.05% and 4.00% for 2015, 2014 and 2013 on mandatorily redeemable capital stock.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $303.1 million and $220.1 million as restricted retained earnings in the FHLBNY’s Total Capital at December 31, 2015 and December 31, 2014.

Note 13.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2015	2014	2013

Net income	$414,811	$314,923	$304,642

Net income available to stockholders	$414,811	$314,923	$304,642

Weighted average shares of capital	53,184	55,524	50,532
Less: Mandatorily redeemable capital stock	(193)	(219)	(243)
Average number of shares of capital used to calculate earnings per share	52,991	55,305	50,289

Basic earnings per share	$7.83	$5.69	$6.06

Note 14.                                                  Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the FHLBNY maintains a non-qualified Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The BEP is an unfunded plan.  In the first quarter of 2014, the Board of Directors of the FHLBNY voted to make changes to the Pentegra DB Plan and the BEP plan effective July 1, 2014 for new employees hired on or after the effective date; changes to the plans will reduce obligations and expenses for the new employees when the employees become eligible for the pension benefits; changes to the plans had no significant impact on the financial obligations as of December 31, 2015 or any periods in this report.

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

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the years ended (in thousands):

	Years ended December 31,
	2015	2014	2013
Defined Benefit Plan	$18,201	$6,385	$863
Benefit Equalization Plan (defined benefit)	4,748	3,488	3,956
Defined Contribution Plan	1,803	1,659	1,560
Postretirement Health Benefit Plan	(27)	124	1,519

Total retirement plan expenses	$24,725	$11,656	$7,898

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

The following table presents multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2015		2014 (d)	2013

Net pension cost charged to compensation and benefit expense for the year ended December 31	$18,201		$6,385	$863
Contributions allocated to plan year ended June 30	$17,651	(a)	$6,319	$756
Pentegra DB Plan funded status as of July 1	106.89	(b)%	111.44%	101.31%
FHLBNY’s funded status as of July 1 (c)	115.08%		113.36%	105.12%

(a)

Contribution in December 2015 was $18.8 million which was more than 5% (actual was 9.8%) of the total contribution made to the multi-employer plan by all participants for the most recent Form 5500 filed by the plan.

(b)

Funded status is based on actuarial valuation of the Pentegra DB Plan, and includes all participants allocated to plan years and known at the time of the preparation of the actuarial valuation. The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year. Funded status remains preliminary until the Form 5500 is filed no later than April 15, 2016 for the plan year ended June 30, 2015. For information with respect to contributions expensed by the FHLBNY, see previous Table — Retirement Plan Expenses Summary. Contributions include minimum required under ERISA that are prepaid for the plan year ended June 30, 2016, and as a result contributions may not equal amounts expensed.

(c)

Based on cash contributions made through December 31, 2015 and allocated to the DB Plan year(s). The funded status may increase because the FHLBNY is permitted to make contribution through March 15 of the following year.

(d)	The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2014.

Benefit Equalization Plan (BEP)

The BEP restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The method for determining the accrual expense and liabilities of the plan is the Projected Unit Credit Accrual Method.  Under this method, the liability of the plan is composed mainly of two components, Projected Benefit Obligation (“PBO”) and Service Cost accruals.  The total liability is determined by projecting each person’s expected plan benefits.  These projected benefits are then discounted to the measurement date.  Finally, the liability is allocated to service already worked (PBO) and service to be worked (Service Cost).  There were no plan assets (this is an unfunded plan) that have been designated for the BEP plan.

The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2015	2014

Accumulated benefit obligation	$40,814	$41,543
Effect of future salary increases	6,168	6,283
Projected benefit obligation	46,982	47,826
Unrecognized prior service credit/(cost)	48	101
Unrecognized net (loss)/gain	(18,482)	(22,438)

Accrued pension cost	$28,548	$25,489

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2015	2014

Projected benefit obligation at the beginning of the year	$47,826	$34,687
Service cost	739	709
Interest cost	1,790	1,605
Benefits paid	(1,689)	(1,266)
Actuarial (gain)/loss (a)	(1,684)	12,091

Projected benefit obligation at the end of the year	$46,982	$47,826

(a)         Actuarial gain of $1.7 million in 2015 was primarily due to increase in discount rate, and gain due to another change in mortality assumptions, partly offset by unfavorable changes in demographic experience.  Actuarial loss of $12.1 million in 2014 was driven by decline in the discount rate, the adoption of the October 2014 mortality table (with “white collar adjustment”), and refinements to demographic experience.

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

Amounts recognized in AOCI for the BEP plan were as follows (in thousands):

	December 31,
	2015	2014

Net loss/(gain)	$18,482	$22,438
Prior service (credit)/cost	(48)	(101)
Accumulated other comprehensive loss/(gain)	$18,434	$22,337

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2015	2014

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	1,689	1,266
Benefits paid	(1,689)	(1,266)

Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Service cost	$739	$709	$864
Interest cost	1,790	1,605	1,352
Amortization of unrecognized net loss/(gain)	2,272	1,227	1,793
Amortization of unrecognized past service (credit)/cost	(53)	(53)	(53)

Net periodic benefit cost	$4,748	$3,488	$3,956

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2015	2014

Net (gain)/loss	$(1,684)	$12,091
Amortization of net (gain)/loss	(2,272)	(1,227)
Amortization of prior service cost/(credit)	53	53

Total recognized in other comprehensive income	$(3,903)	$10,917

Total recognized in net periodic benefit cost and other comprehensive income	$845	$14,405

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2016

Expected amortization of net loss/(gain)	$1,966
Expected amortization of past service (credit)/cost	$(48)

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013

Discount rate (a)	4.13%	3.81%	4.73%
Salary increases	4.50%	4.50%	5.50%
Amortization period (years)	7	8	7
Benefits paid during the period	$(1,689)	$(1,266)	$(798)

(a)         The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2016	$1,751
2017	1,823
2018	1,905
2019	2,038
2020	2,152
2021-2025	13,082

Total	$22,751

The net periodic benefit cost for 2016 is expected to be $4.6 million ($4.7 million in 2015).

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  As discussed previously, the plan was amended in the first quarter of 2014.  The Plan is no longer be offered to active employees who had not completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015, the effective date of the amendment.  For those employees who qualified to remain in the Plan, the current Defined Dollar Plan subsidy was reduced by 50% for all service earned after December 31, 2014, and the annual “Cost of Living Adjustment” was also eliminated.  The impact of the amendments to the Plan is summarized below.

The net periodic benefit cost in 2015 was an immaterial credit to expense, benefitting from amortization of gains in 2015 from plan amendments in the first quarter of 2014 that resulted in a reduction of $8.8 million in plan obligations.  The gains will be amortized over an actuarially determined period, effectively reducing net periodic benefit cost in each period.  Prior to the plan amendments, the net periodic benefit cost was estimated to be $2.0 million for 2014; after the amendments, the net periodic benefit cost charged to 2014 was $0.1 million, with the service, interest and other costs almost entirely offset by amortization of plan amendment gains.

Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate assumption of 3.94%.  At December 31, 2015, the effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $50.3 thousand ($51.4 thousand at December 31, 2014) and an increase in APBO of $1.3 million ($1.4 million at December 31, 2014).  At December 31, 2015, the effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $42.7 thousand ($43.5 thousand at December 31, 2014) and a decrease in APBO of $1.1 million ($1.2 million at December 31, 2014).

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014

Accumulated postretirement benefit obligation at the beginning of the year	$15,636	$20,428
Service cost	125	426
Interest cost	551	594
Plan Amendments	—	(8,623)
Actuarial (gain)/loss	(1,090)	3,753
Plan participant contributions	225	142
Actual benefits paid	(1,177)	(1,132)
Retiree drug subsidy reimbursement	50	48
Accumulated postretirement benefit obligation at the end of the year	14,320	15,636

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2015	2014

Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	952	990
Plan participant contributions	225	142
Actual benefits paid	(1,177)	(1,132)
Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2015	2014

Prior service (credit)/cost	$(5,540)	$(7,302)
Net loss/(gain)	4,226	6,375
Accumulated other comprehensive (gain)/loss	$(1,314)	$(927)

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2016

Expected amortization of net loss/(gain)	$640
Expected amortization of prior service (credit)/cost	$(1,761)
Expected amortization of transition obligation/(asset)	$—

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2015	2014	2013

Service cost (benefits attributed to service during the period)	$125	$426	$945
Interest cost on accumulated postretirement health benefit obligation	551	594	803
Amortization of loss/(gain)	1,058	425	414
Amortization of prior service (credit)/cost	(1,761)	(1,321)	(643)
Net periodic postretirement health benefit cost (a)	$(27)	$124	$1,519

(a)         The net periodic benefit cost has declined in 2015, and quarterly periods subsequent to the first quarter of 2014 when the plan was amended and reduced plan obligations by $8.8 million at March 31, 2014; the resulting gain is being amortized over an actuarially determined period, reducing net periodic benefit costs.

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2015	2014

Net (gain)/loss	$(1,090)	$3,753
Prior service (credit)/cost	—	(8,623)
Amortization of net (gain)/loss	(1,058)	(425)
Amortization of prior service cost/(credit)	1,761	1,321

Total recognized in other comprehensive income	$(387)	$(3,974)

Total recognized in net periodic benefit cost and other comprehensive income	$(414)	$(3,850)

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Key assumptions (a) and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2015	2014	2013

Weighted average discount rate	3.94%	3.65%	4.73%

Health care cost trend rates:
Assumed for next year
Pre 65	7.00%	7.75%	8.00%
Post 65	6.25%	7.25%	7.50%
Pre 65 Ultimate rate	4.50%	5.00%	5.00%
Pre 65 Year that ultimate rate is reached	2024/2023	2022	2022
Post 65 Ultimate rate	4.50%	5.00%	5.00%
Post 65 Year that ultimate rate is reached	2024/2023	2022	2022
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

(a)               The discount rates were based on the Citigroup Pension Liability Index adjusted for duration at December 31, in each of three years.

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2016	$705
2017	743
2018	794
2019	844
2020	875
2021-2025	4,701

Total	$8,662

The postretirement health benefit plan accrual for 2016 is expected to be a credit of $0.4 million ($26.6 thousand in 2015).

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

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding were $31.0 million and $110.0 million at December 31, 2015 and December 31, 2014.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

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

	December 31, 2015		December 31, 2014
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$237,981	$527,061	$334,655	$1,738,894
Cleared derivatives	355,644	135,638	267,317	154,591
Total gross recognized amount	593,625	662,699	601,972	1,893,485
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(227,007)	(316,962)	(324,553)	(1,393,661)
Cleared derivatives	(184,959)	(135,638)	(238,349)	(154,591)
Total gross amounts of netting adjustments and cash collateral	(411,966)	(452,600)	(562,902)	(1,548,252)
Net amounts after offsetting adjustments
Bilateral derivatives	10,974	210,099	10,102	345,233
Cleared derivatives	170,685	—	28,968	—
Total net amounts after offsetting adjustments	181,659	210,099	39,070	345,233
Derivative instruments -Not Nettable
Delivery commitments (a)	17	14	53	9
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$181,676	$210,113	$39,123	$345,242
Non-cash collateral received or pledged not offset (c)
Cannot be sold or repledged
Bilateral derivatives	$345	$—	$1,096	$—
Delivery commitments (a)	17	—	53	—
Total cannot be sold or repledged	362	—	1,149	—
Net unsecured amount
Bilateral derivatives	10,629	210,113	9,006	345,242
Cleared derivatives	170,685	—	28,968	—
Total net amount (b)	$181,314	$210,113	$37,974	$345,242

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

(b)         Total net amount represents net unsecured amounts of Derivative assets and liabilities recorded in the Statements of Condition at December 31, 2015 and December 31, 2014.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.

(c)          Non-Cash collateral received or pledged not offset — Amounts represent exposure arising from derivative positions with member counterparties where we acted as an intermediary, and a small amount of delivery commitments (see footnote a).  Amounts are collateralized by pledged non-cash collateral, primarily 1-4 family housing collateral.

The gross derivative exposures as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, were $593.6 million and $602.0 million at December 31, 2015 and December 31, 2014.  Fair values amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), totaled $412.0 million and $563.0 million at those dates.  These netting adjustments included $329.9 million and $143.2 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at December 31, 2015 and December 31, 2014, and the net exposures after offsetting adjustments were $181.7 million and $39.1 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential non-performance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  Net fair values of derivatives in unrealized loss positions were $210.1 million and $345.2 million, after deducting $0.4 billion and $1.1 billion of cash collateral posted to the exposed counterparties at December 31, 2015 and December 31, 2014.  With respect to cleared derivatives, cash posted to the DCO were in excess of required margins, primarily due to the requirement to post Initial margin.  The DCO was exposed to the extent of the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and that specific exposure was not significant at December 31, 2015.

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

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
	Notional Amount		Derivative
	of Derivatives	Derivative Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$69,075,046	$561,016	$551,617
Interest rate swaps-cash flow hedges	1,624,000	2,017	87,259
Total derivatives in hedging instruments	70,699,046	563,033	638,876
Derivatives not designated as hedging instruments
Interest rate swaps	33,322,944	25,174	23,414
Interest rate caps or floors	2,698,000	4,947	—
Mortgage delivery commitments	14,806	17	14
Other (b)	62,000	471	409
Total derivatives not designated as hedging instruments	36,097,750	30,609	23,837
Total derivatives before netting and collateral adjustments	$106,796,796	593,642	662,713
Netting adjustments and cash collateral (c)		(411,966)	(452,600)
Net after cash collateral reported on the Statements of Condition		$181,676	$210,113

	December 31, 2014
	Notional Amount		Derivative
	of Derivatives	Derivative Assets	Liabilities
Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$78,680,077	$578,275	$1,803,325
Interest rate swaps-cash flow hedges	1,333,600	2,176	83,142
Total derivatives in hedging instruments	80,013,677	580,451	1,886,467
Derivatives not designated as hedging instruments
Interest rate swaps	28,099,243	12,530	5,733
Interest rate caps or floors	2,698,000	7,624	—
Mortgage delivery commitments	15,536	53	9
Other (b)	220,000	1,367	1,285
Total derivatives not designated as hedging instruments	31,032,779	21,574	7,027
Total derivatives before netting and collateral adjustments	$111,046,456	602,025	1,893,494
Netting adjustments and cash collateral (c)		(562,902)	(1,548,252)
Net after cash collateral reported on the Statements of Condition		$39,123	$345,242

(a)         All derivative assets and liabilities with swap dealers and counterparties are collateralized by cash; derivative instruments are subject to legal right of offset under master netting agreements.

(b)         Other category comprised of swaps intermediated for member, and notional amounts represent purchases from dealers and an offsetting purchase by the members from us.

(c)          Cash collateral and related accrued interest posted by counterparties to the FHLBNY of $329.9 million and $143.2 million at December 31, 2015 and December 31, 2014 were netted in Netting adjustments on Derivative assets; cash collateral posted by the FHLBNY of $0.4 billion and $1.1 billion at December 31, 2015 and December 31, 2014 were netted in Netting adjustments on Derivative liabilities.

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

Components of net gains/ (losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	December 31, 2015
				Effect of
	Gains (Losses)	Gains (Losses) on	Earnings	Derivatives on Net
	on Derivative	Hedged Item	Impact	Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$429,007	$(434,946)	$(5,939)	$(888,800)
Consolidated obligation bonds	(1,071)	9,939	8,868	218,299
Net gains (losses) related to fair value hedges	427,936	(425,007)	2,929	$(670,501)
Cash flow hedges	(284)		(284)	$(36,162)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(782)		(782)
Caps or floors	(2,640)		(2,640)
Mortgage delivery commitments	(137)		(137)
Swaps economically hedging instruments designated under FVO	(9,712)		(9,712)
Accrued interest-swaps (a)	23,183		23,183
Net gains related to derivatives not designated as hedging instruments	9,912		9,912
Net gains (losses) on derivatives and hedging activities	$437,564	$(425,007)	$12,557

	December 31, 2014
				Effect of
	Gains (Losses)	Gains (Losses) on	Earnings	Derivatives on Net
	on Derivative	Hedged Item	Impact	Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$415,444	$(416,066)	$(622)	$(1,001,326)
Consolidated obligation bonds	179,072	(172,834)	6,238	251,205
Net gains (losses) related to fair value hedges	594,516	(588,900)	5,616	$(750,121)
Cash flow hedges	51		51	$(35,143)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	657		657
Caps or floors	(19,664)		(19,664)
Mortgage delivery commitments	1,027		1,027
Swaps economically hedging instruments designated under FVO	(1,233)		(1,233)
Accrued interest-swaps (a)	13,663		13,663
Net (losses) related to derivatives not designated as hedging instruments	(5,550)		(5,550)
Net gains (losses) on derivatives and hedging activities	$589,017	$(588,900)	$117

	December 31, 2013
				Effect of
	Gains (Losses)	Gains (Losses) on	Earnings	Derivatives on Net
	on Derivative	Hedged Item	Impact	Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$1,470,258	$(1,468,081)	$2,177	$(1,043,363)
Consolidated obligation bonds	(523,406)	523,366	(40)	306,841
Net gains (losses) related to fair value hedges	946,852	(944,715)	2,137	$(736,522)
Cash flow hedges	(90)		(90)	$(31,951)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(1,045)		(1,045)
Caps or floors	2,732		2,732
Mortgage delivery commitments	(1,729)		(1,729)
Swaps economically hedging instruments designated under FVO	(12,151)		(12,151)
Accrued interest-swaps (a)	18,379		18,379
Net gains related to derivatives not designated as hedging instruments	6,186		6,186
Net gains (losses) on derivatives and hedging activities	$952,948	$(944,715)	$8,233

(a)   Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	December 31, 2015
	AOCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized in	Reclassified to	Reclassified to	Recognized in
	AOCI (c)	Earnings (c)	Earnings (c)	Earnings
Consolidated obligation bonds (a)	$(2,699)	Interest Expense	$2,773	$(284)
Consolidated obligation discount notes (b)	(4,444)	Interest Expense	—	—
	$(7,143)		$2,773	$(284)

	December 31, 2014
	AOCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized in	Reclassified to	Reclassified to	Recognized in
	AOCI (c)	Earnings (c)	Earnings (c)	Earnings
Consolidated obligation bonds (a)	$(104)	Interest Expense	$2,902	$51
Consolidated obligation discount notes (b)	(58,482)	Interest Expense	—	—
	$(58,586)		$2,902	$51

	December 31, 2013
	AOCI
	Gains/(Losses)
		Location:	Amount	Ineffectiveness
	Recognized in	Reclassified to	Reclassified to	Recognized in
	AOCI (c)	Earnings (c)	Earnings (c)	Earnings
Consolidated obligation bonds (a)	$125	Interest Expense	$3,523	$(90)
Consolidated obligation discount notes (b)	102,483	Interest Expense	—	—
	$102,608		$3,523	$(90)

(a)         Cash flow hedges of anticipated issuance of debt

Recognized in AOCI - Cash flow hedges executed in 2015 resulted in additional net unrecognized losses of $2.7 million, which included unrecognized losses from new contracts closed in the reporting period, and changes in the fair values of open contracts period-over-period at the balance sheet dates.

Unrecognized net losses from contracts that were closed in 2015 were $2.9 million.   Change in fair values of open swap contracts at December 31, 2015 from the prior year period was $20 thousand.  Notional amounts of $35.0 million of swaps were open contracts at December 31, 2015.

In 2014, a net unrecognized loss of $104 thousand was recorded in AOCI, compared to a gain of $125 thousand in 2013.  Change in fair values of $77.6 million in open swap contracts at December 31, 2014 was $0.2 million.  No contracts were open at December 31, 2013.

Unrecognized losses are amortized and reclassified to interest expense with an offset to the cumulative balance in AOCI.  The cumulative unamortized balance in AOCI from closed cash flow hedges under this strategy were net unrecognized losses of $5.8 million and $5.7 million at December 31, 2015 and December 31, 2014.

Amount Reclassified to Earnings — Amounts represented amortization of unrecognized losses from previously closed contracts that were a charge to interest expense and an offset to reduce the unamortized balance in AOCI.  It is expected that over the next 12 months, $2.6 million of the unrecognized loss in AOCI will be amortized and recognized as a yield adjustment (expense) to debt interest expense.

Ineffectiveness Recognized in Earnings — Amounts were immaterial, and represented cash flow hedge ineffectiveness that were recorded in earnings in Other income as a fair value loss or gain from hedging activities.

(b)         Hedges of discount notes in rolling issuances

Recognized in AOCI - Amounts represented period-over-period change in the fair values of open swap contracts in the cash flow hedging strategy.  Open swap contracts under this strategy were notional amounts of $1.6 billion and $1.3 billion at December 31, 2015 and 2014.  The fair values recorded in AOCI were net unrealized losses of $85.2 million and $80.8 million at December 31, 2015 and 2014.  The cash flow hedges mitigated exposure to the variability in future cash flows over a maximum period of 15 years.

(c)          Only the effective portion of the fair values of open contracts is recorded in AOCI.  Ineffectiveness is recorded in Other income as a component of derivatives and hedging gains and losses.

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2015
		Estimated Fair Value				Netting
						Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$327,482	$327,482	$327,482	$—	$—	$—
Securities purchased under agreements to resell	4,000,000	3,999,933	—	3,999,933	—	—
Federal funds sold	7,245,000	7,244,805	—	7,244,805	—	—
Available-for-sale securities	990,129	990,129	32,873	957,256	—	—
Held-to-maturity securities	13,932,372	14,114,222	—	12,985,121	1,129,101	—
Advances	93,874,211	93,681,217	—	93,681,217	—	—
Mortgage loans held-for-portfolio, net	2,524,285	2,546,492	—	2,546,492	—	—
Accrued interest receivable	145,913	145,913	—	145,913	—	—
Derivative assets	181,676	181,676	—	593,642	—	(411,966)
Other financial assets	2,166	2,166	—	—	2,166	—

Liabilities
Deposits	1,350,416	1,350,382	—	1,350,382	—	—
Consolidated obligations
Bonds	67,725,713	67,529,043	—	67,529,043	—	—
Discount notes	46,849,868	46,848,521	—	46,848,521	—	—
Mandatorily redeemable capital stock	19,499	19,499	19,499	—	—	—
Accrued interest payable	108,575	108,575	—	108,575	—	—
Derivative liabilities	210,113	210,113	—	662,713	—	(452,600)
Other financial liabilities	47,528	47,528	47,528	—	—	—

	December 31, 2014
		Estimated Fair Value				Netting
						Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$6,458,943	$6,458,943	$6,458,943	$—	$—	$—
Securities purchased under agreements to resell	800,000	799,998	—	799,998	—	—
Federal funds sold	10,018,000	10,017,965	—	10,017,965	—	—
Available-for-sale securities	1,234,427	1,234,427	17,947	1,216,480	—	—
Held-to-maturity securities	13,148,179	13,416,183	—	12,241,378	1,174,805	—
Advances	98,797,497	98,828,195	—	98,828,195	—	—
Mortgage loans held-for-portfolio, net	2,129,239	2,182,755	—	2,182,755	—	—
Accrued interest receivable	172,003	172,003	—	172,003	—	—
Derivative assets	39,123	39,123	—	602,025	—	(562,902)
Other financial assets	1,980	1,980	—	—	1,980	—

Liabilities
Deposits	1,998,919	1,998,923	—	1,998,923	—	—
Consolidated obligations
Bonds	73,535,543	73,445,340	—	73,445,340	—	—
Discount notes	50,044,105	50,043,107	—	50,043,107	—	—
Mandatorily redeemable capital stock	19,200	19,200	19,200	—	—	—
Accrued interest payable	120,524	120,524	—	120,524	—	—
Derivative liabilities	345,242	345,242	—	1,893,494	—	(1,548,252)
Other financial liabilities	38,443	38,443	38,443	—	—	—

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster, at December 31, 2015, each price must fall within 7 points (7 points at December 31, 2014) of the median price for residential PLMBS and within 2 points of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At December 31, 2015, one held-to-maturity private -label MBS was deemed OTTI and was written down to its fair values, so that its carrying values recorded in the balance sheet equaled its fair values, which was classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.  No held-to-maturity securities were recorded at fair values on a non-recurring basis at December 31, 2014, as no MBS were determined to be OTTI.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at December 31, 2015 and December 31, 2014.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor was established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

Qualifying Loans (un-impaired mortgage loans) — The FHLBNY believes that a market participant is an entity that would buy qualifying mortgage loans for the purpose of securitization and subsequent resale as a security.  Other government-sponsored enterprises (“GSEs”), specifically Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), conduct the majority of such activity in the United States, but there are other commercial banks and financial institutions that periodically conduct business in this market.  Therefore, the FHLBNY has identified market participants for qualifying loans to include (1) all GSEs, and (2) other commercial banks and financial institutions that are independent of the FHLBank System.

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

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At December 31, 2015 and December 31, 2014, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY may validate the impairment adjustment made to TBA rates by “back-testing” against incurred losses.  However, the FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At December 31, 2015 and December 31, 2014, fair values of impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were considered to be observable.  During the twelve months ended December 31, 2015, certain loans that were delinquent for 180 days or more had been charged-off and loans were recorded at their fair values of $10.7 million on a non-recurring basis as a Level 2 financial instruments as significant inputs to value collateral were considered to be observable.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2015 and December 31, 2014.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2015 and December 31, 2014.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at December 31, 2015 and December 31, 2014, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Other real estate owned (ORE) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.  Generally, non-recurring items have not been material for the FHLBNY.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	December 31, 2015
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$957,256	$—	$957,256	$—	$—
Equity and bond funds	32,873	32,873	—	—	—
Advances (to the extent FVO is elected)	9,532,553	—	9,532,553	—	—
Derivative assets (a)
Interest-rate derivatives	181,659	—	593,625	—	(411,966)
Mortgage delivery commitments	17	—	17	—	—
Total recurring fair value measurement - assets	$10,704,358	$32,873	$11,083,451	$—	$(411,966)
Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(12,471,868)	$—	$(12,471,868)	$—	$—
Bonds (to the extent FVO is elected) (b)	(13,320,909)	—	(13,320,909)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(210,099)	—	(662,699)	—	452,600
Mortgage delivery commitments	(14)	—	(14)	—	—
Total recurring fair value measurement - liabilities	$(26,002,890)	$—	$(26,455,490)	$—	$452,600

	December 31, 2014
					Netting
					Adjustment and
	Total	Level 1	Level 2	Level 3	Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$1,216,480	$—	$1,216,480	$—	$—
Equity and bond funds	17,947	17,947	—	—	—
Advances (to the extent FVO is elected)	15,655,403	—	15,655,403	—	—
Derivative assets (a)
Interest-rate derivatives	39,070	—	601,972	—	(562,902)
Mortgage delivery commitments	53	—	53	—	—
Total recurring fair value measurement - assets	$16,928,953	$17,947	$17,473,908	$—	$(562,902)
Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(7,890,027)	$—	$(7,890,027)	$—	$—
Bonds (to the extent FVO is elected) (b)	(19,523,202)	—	(19,523,202)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(345,233)	—	(1,893,485)	—	1,548,252
Mortgage delivery commitments	(9)	—	(9)	—	—
Total recurring fair value measurement - liabilities	$(27,758,471)	$—	$(29,306,723)	$—	$1,548,252

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3

Private-label residential mortgage-backed securities	$3,516	$—	$—	$3,516
Mortgage loans held- for- portfolio	10,683	—	10,683	—
Real estate owned	2,360	—	—	2,360
Total non-recurring assets at fair value	$16,559	$—	$10,683	$5,876

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — One held-to-maturity PLMBS was measured at fair value on a nonrecurring basis at December 31, 2015; that is, it was not measured at fair value on an ongoing basis but was subject to fair value adjustments as there was evidence of other-than-temporary impairment.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that are determined to be credit impaired are required to be recorded at their fair values in the Statements of Condition.  For more information, see Note 5.  Held-to-Maturity Securities.  Other than a Held-to-maturity private label MBS that was deemed OTTI in 2015, no HTM investment was  carried at fair values at December 31, 2014.

Mortgage loans and “Real estate owned” — During the twelve months ended December 31, 2015, certain loans that were delinquent for 180 days or more were partially charged-off and the loans were recorded at their fair values of $10.7 million on a non-recurring basis.  Real estate owned (“Foreclosed properties”), with fair values of $2.4 million was recorded on a non-recurring basis during the same period.

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

The FHLBNY has elected the FVO for certain advances and certain consolidated obligations that either do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements, primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.  Advances have also been elected under the FVO when analysis indicated that changes in the fair values of the advance would be an offset to fair value volatility of debt elected under the FVO.  The FVO election is made at inception of the contracts for advances and debt obligations.

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the twelve months ended December 31, 2015 and December 31, 2014.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Year ended December 31, 2015
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$15,655,403	$(19,523,202)	$(7,890,027)
New transactions elected for fair value option	9,282,240	(18,462,660)	(19,085,181)
Maturities and terminations	(15,400,780)	24,655,080	14,512,436
Net (losses) gains on financial instruments held under fair value option	(2,325)	8,494	3,703
Change in accrued interest/unaccreted balance	(1,985)	1,379	(12,799)
Balance, end of the period	$9,532,553	$(13,320,909)	$(12,471,868)

	Year ended December 31, 2014
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$19,205,399	$(22,868,401)	$(4,260,635)
New transactions elected for fair value option	15,900,000	(21,865,080)	(12,384,875)
Maturities and terminations	(19,450,000)	25,210,000	8,756,808
Net (losses) gains on financial instruments held under fair value option	(555)	2,212	935
Change in accrued interest/unaccreted balance	559	(1,933)	(2,260)
Balance, end of the period	$15,655,403	$(19,523,202)	$(7,890,027)

	Year ended December 31, 2013
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$500,502	$(12,740,883)	$(1,948,987)
New transactions elected for fair value option	20,700,000	(29,460,000)	(4,258,896)
Maturities and terminations	(2,000,000)	19,328,000	1,945,744
Net (losses) gains on financial instruments held under fair value option	(1,170)	5,492	248
Change in accrued interest/unaccreted balance	6,067	(1,010)	1,256
Balance, end of the period	$19,205,399	$(22,868,401)	$(4,260,635)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

December 31, 2015
Total Change in Fair
		Net Losses Due	Value Included in
		to Changes in	Current Period
	Interest Income	Fair Value	Earnings
Advances	$43,889	$(2,325)	$41,564

December 31, 2014
Total Change in Fair
		Net Losses Due	Value Included in
		to Changes in	Current Period
	Interest Income	Fair Value	Earnings
Advances	$80,776	$(555)	$80,221

December 31, 2013
Total Change in Fair
		Net Losses Due	Value Included in
		to Changes in	Current Period
	Interest Income	Fair Value	Earnings
Advances	$36,933	$(1,170)	$35,763

	December 31, 2015
			Total Change in Fair
		Net Gains Due	Value Included in
		to Changes in	Current Period
	Interest Expense	Fair Value	Earnings
Consolidated obligation bonds	$(40,265)	$8,494	$(31,771)
Consolidated obligation discount notes	(27,744)	3,703	(24,041)
	$(68,009)	$12,197	$(55,812)

	December 31, 2014
			Total Change in Fair
		Net Gains Due	Value Included in
		to Changes in	Current Period
	Interest Expense	Fair Value	Earnings
Consolidated obligation bonds	$(33,282)	$2,212	$(31,070)
Consolidated obligation discount notes	(7,578)	935	(6,643)
	$(40,860)	$3,147	$(37,713)

	December 31, 2013
			Total Change in Fair
		Net Gains Due	Value Included in
		to Changes in	Current Period
	Interest Expense	Fair Value	Earnings
Consolidated obligation bonds	$(27,866)	$5,492	$(22,374)
Consolidated obligation discount notes	(3,006)	248	(2,758)
	$(30,872)	$5,740	$(25,132)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2015
			Fair Value
	Aggregate		Over/(Under)
	Unpaid Principal	Aggregate Fair	Aggregate Unpaid
	Balance	Value	Principal Balance
Advances (a)	$9,532,240	$9,532,553	$313

Consolidated obligation bonds (b)	$13,322,660	$13,320,909	$(1,751)
Consolidated obligation discount notes (c)	12,459,708	12,471,868	12,160
	$25,782,368	$25,792,777	$10,409

	December 31, 2014
			Fair Value
	Aggregate		Over/(Under)
	Unpaid Principal	Aggregate Fair	Aggregate Unpaid
	Balance	Value	Principal Balance
Advances (a)	$15,650,000	$15,655,403	$5,403

Consolidated obligation bonds (b)	$19,515,080	$19,523,202	$8,122
Consolidated obligation discount notes (c)	7,886,963	7,890,027	3,064
	$27,402,043	$27,413,229	$11,186

	December 31, 2013
			Fair Value
	Aggregate		Over/(Under)
	Unpaid Principal	Aggregate Fair	Aggregate Unpaid
	Balance	Value	Principal Balance
Advances (a)	$19,200,000	$19,205,399	$5,399

Consolidated obligation bonds (b)	$22,860,000	$22,868,401	$8,401
Consolidated obligation discount notes (c)	4,258,896	4,260,635	1,739
	$27,118,896	$27,129,036	$10,140

(a)         Advances — The FHLBNY has elected the FVO for certain advances, primarily short- and intermediate term floating-rate advances, and intermediate-term fixed-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

(b)         The FHLBNY has elected the FVO for certain short-term callable and non-callable bonds because management was not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt, specifically with call options, may not remain highly effective hedges through the maturity of the bonds.

(c)          Discount notes were elected under the FVO because management was not able to assert with confidence that the debt would qualify for hedge accounting as the short-term discount note debt may not remain highly effective hedges through maturity.

Note 17.                 Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were par amounts of $0.9 trillion and $0.8 trillion at December 31, 2015 and December 31, 2014.

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

Outstanding standby letters of credit were approximately $12.5 billion and $9.5 billion as of December 31, 2015 and December 31, 2014, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities and were $1.0 million as of December 31, 2015 and December 31, 2014.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $14.8 million and $15.5 million of mortgage loans at December 31, 2015 and December 31, 2014.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.  The FHLBNY also has executed conditional agreements with its members in the MPF program to purchase $1.2 billion and $1.5 billion of mortgage loans at December 31, 2015 and December 31, 2014.

Derivative contracts — When the FHLBNY executes derivatives with major financial institutions that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements.  When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organization or DCO, would enter into margin agreements.  When counterparties (including the DCOs) are exposed, the FHLBNY posts cash collateral to mitigate the counterparty’s credit exposure; the FHLBNY had posted $370.5 million and $1.1 billion in cash with derivative counterparties as pledged collateral at December 31, 2015 and December 31, 2014, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15.  Derivatives and Hedging Activities.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $3.2 million, $3.2 million and $3.0 million for each of the years ended December 31, 2015, 2014 and 2013.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at an annual cost estimated to be $1.3 million.  Components of the agreement are generally renewable up to five years.

The following table summarizes contractual obligations and contingencies as of December 31, 2015 (in thousands):

	December 31, 2015
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligations-bonds at par (a)	$37,123,630	$22,393,750	$3,158,800	$4,540,420	$67,216,600
Consolidated obligations-discount notes at par	46,875,847	—	—	—	46,875,847
Long-term debt obligations-interest payments (a)	162,429	202,386	56,878	139,683	561,376
Mandatorily redeemable capital stock (a)	5,033	12,214	271	1,981	19,499
Premises (lease obligations) (b)	3,197	3,135	—	—	6,332
Remote backup site	1,282	2,531	1,337	—	5,150
Other liabilities (c)	90,658	7,135	5,909	47,672	151,374

Total contractual obligations	84,262,076	22,621,151	3,223,195	4,729,756	114,836,178

Other commitments
Standby letters of credit	12,413,492	34,004	17,118	—	12,464,614
Consolidated obligations-bonds/discount notes traded not settled	5,750,350	—	—	—	5,750,350
Commitments to fund pension (d)	7,500	—	—	—	7,500
Open delivery commitments (MPF)	14,806	—	—	—	14,806

Total other commitments	18,186,148	34,004	17,118	—	18,237,270

Total obligations and commitments	$102,448,224	$22,655,155	$3,240,313	$4,729,756	$133,073,448

(a)   Contractual obligations related to interest payments on long-term debt were calculated by applying the weighted average interest rate on the outstanding long-term debt at December 31, 2015 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.  The FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.84% at December 31, 2015.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

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

(d) Represents management’s best estimate of funding for the Pentegra Defined Benefit Plan.  For more information see Note 14. Employee Retirement Plans.

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

On September 15, 2008, Lehman Brothers Holdings, Inc. (“LBHI”), the parent company of Lehman Brothers Special Financing Inc. (“LBSF”), filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. LBSF filed for protection under Chapter 11 on October 3, 2008.  A Chapter 11 plan became effective on March 6, 2012.

At the time of LBHI’s bankruptcy filing, the FHLBNY had 356 interest rate swap and other derivative transactions outstanding with LBSF, with a total notional amount of $16.5 billion.  LBHI guaranteed LBSF’s contractual obligations to the FHLBNY.  On September 18, 2008, the FHLBNY terminated these transactions as permitted in the wake of LBHI’s bankruptcy filing.  The FHLBNY provided LBSF with a calculation showing that LBSF owed the FHLBNY approximately $65 million as a result of the termination, after giving effect to collateral posted by the FHLBNY with LBSF.  The FHLBNY filed timely proofs of claim as a creditor of LBSF and LBHI in the bankruptcy proceedings.  Given the dispute described below, the FHLBNY fully reserved the LBSF and LBHI receivables, as the timing and amount of any recovery is uncertain.

On July 23, 2010, the FHLBNY received a notice from LBSF claiming that the FHLBNY improperly calculated the termination payment, and that the FHLBNY owed LBSF a substantial amount.  Pursuant to bankruptcy court procedures, the parties mediated their dispute commencing in late 2010 and again in early 2015.  Both mediations concluded without a settlement.

On May 13, 2015, LBHI, on behalf of itself and LBSF, filed a complaint against the FHLBNY in the bankruptcy court, alleging, among other things, that the FHLBNY’s calculation of the termination payment breached its contract with LBSF and violated section 562 of the Bankruptcy Code.  The complaint seeks damages in excess of $150 million, plus pre-judgment contractual interest.  On August 3, 2015, the FHLBNY filed amended proofs of claim reducing the FHLBNY’s claims against LBSF and LBHI, as LBSF’s guarantor, to approximately $45 million.    On September 24, 2015, the bankruptcy court denied the FHLBNY’s motion to dismiss certain of the claims alleged in LBHI’s complaint.  The parties are now engaged in pre-trial proceedings, including the exchange of documents, and trial is currently scheduled to commence in 2017.

The FHLBNY is pursuing its claims against LBSF and LBHI in the LBHI litigation.  The FHLBNY intends to vigorously defend against LBHI’s complaint, which we believe to be without merit.

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

Debt Assumptions and Transfers

Debt assumptions — In 2015, the FHLBNY assumed $35.0 million of debt from another FHLBank.  No debt was assumed in 2014 from another FHLBank.

Debt transfers — In 2015, the FHLBNY transferred $80.0 million of consolidated obligation bonds to another FHLBank at negotiated market rates that exceeded carrying value by $7.8 million.  In 2014, the FHLBNY transferred $59.0 million of consolidated obligation bonds to another FHLBank at negotiated market rates that exceeded carrying value by $6.6 million.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Debt assumptions and transfers were in the ordinary course of the FHLBNY’s business.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of participation in the FHLBNY’s MPF loans that has remained outstanding was $20.8 million at December 31, 2015 and $27.9 million at December 31, 2014.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $1.3 million in 2015 and $1.0 million in each of the years 2014 and 2013.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At December 31, 2015 and December 31, 2014, outstanding notional amounts were $31.0 million and $110.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at December 31, 2015 and December 31, 2014 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In 2015 and 2014, the FHLBNY extended overnight loans for a total of $3.2 billion and $3.8 billion to other FHLBanks.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In 2015, the FHLBNY borrowed a total of $300.0 million in overnight loans from FHLBanks.  The borrowings averaged $0.8 million on a 12-month basis.  Interest expense was immaterial.  There were no borrowings from other FHLBanks in 2014.

The following tables summarize outstanding balances with related parties at December 31, 2015 and December 31, 2014, and transactions for each of the years ended December 31, 2015, 2014 and 2013 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	December 31, 2015		December 31, 2014
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$327,482	$—	$6,458,943
Securities purchased under agreements to resell	—	4,000,000	—	800,000
Federal funds sold	—	7,245,000	—	10,018,000
Available-for-sale securities	—	990,129	—	1,234,427
Held-to-maturity securities	—	13,932,372	—	13,148,179
Advances	93,874,211	—	98,797,497	—
Mortgage loans (a)	—	2,524,285	—	2,129,239
Accrued interest receivable	112,014	33,899	140,535	31,468
Premises, software, and equipment	—	9,466	—	10,669
Derivative assets (b)	—	181,676	—	39,123
Other assets (c)	410	17,448	560	16,728

Total assets	$93,986,635	$29,261,757	$98,938,592	$33,886,776

Liabilities and capital
Deposits	$1,350,416	$—	$1,998,919	$—
Consolidated obligations	—	114,575,581	—	123,579,648
Mandatorily redeemable capital stock	19,499	—	19,200	—
Accrued interest payable	18	108,557	15	120,509
Affordable Housing Program (d)	113,352	—	113,544	—
Derivative liabilities (b)	—	210,113	—	345,242
Other liabilities (e)	47,528	103,846	38,442	83,991

Total liabilities	1,530,813	114,998,097	2,170,120	124,129,390

Total capital	6,719,482	—	6,525,858	—

Total liabilities and capital	$8,250,295	$114,998,097	$8,695,978	$124,129,390

(a)           May include insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)           Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business  — At December 31, 2015, notional amounts outstanding were $2.6 billion, and the fair value was a derivative liability of $10.3 million.  There was no posting of cash collateral at December 31, 2015.  At December 31, 2014, notional amounts outstanding were $5.1 billion; the net fair value after posting $62.1 million cash collateral was a net derivative liability of $26.5 million.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expenses of $30.3 million, $32.0 million and $39.1 million in 2015, 2014 and 2013.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with Citibank in the capacity of a derivative dealer.

Goldman Sachs Bank USA became a member effective December 23, 2014.  Derivative transactions with Goldman Sachs Bank USA, a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business  — At December 31, 2015, notional amounts outstanding were $2.5 billion; the net fair value after posting $19.3 million cash collateral was a net derivative liability of $29.4 million.  At December 31, 2014, notional amounts outstanding were $3.8 billion; the net fair value after posting $113.9 million cash collateral was a net derivative liability of $32.7 million.  The swap interest rate exchanges with Goldman Sachs Bank USA resulted in interest expense of $102.9 million, $93.0 million and $96.2 million in 2015, 2014 and 2013.  Also, may include insignificant fair values due to intermediation activities on behalf of other members with Goldman Sachs in the capacity of a derivative dealer.

(c)            May include insignificant amounts of miscellaneous assets that are in the Unrelated party category.

(d)           Represents funds not yet allocated or disbursed to AHP programs.

(e)            Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party:  Income and Expense transactions

	Years ended December 31,
	2015		2014		2013
	Related	Unrelated	Related	Unrelated	Related	Unrelated
Interest income
Advances	$627,866	$—	$478,672	$—	$444,553	$—
Interest-bearing deposits (a)	—	1,343	—	1,019	—	2,041
Securities purchased under agreements to resell	—	1,615	—	481	—	32
Federal funds sold	—	13,035	—	9,326	—	12,235
Available-for-sale securities	—	8,411	—	10,733	—	16,545
Held-to-maturity securities	—	264,286	—	264,402	—	243,934
Mortgage loans held-for-portfolio (b)	—	81,103	—	71,514	—	68,329
Loans to other FHLBanks	13	—	7	—	26	—

Total interest income	$627,879	$369,793	$478,679	$357,475	$444,579	$343,116

Interest expense
Consolidated obligations	$—	$441,829	$—	$390,131	$—	$364,663
Deposits	455	—	579	—	592	—
Mandatorily redeemable capital stock	820	—	925	—	975	—
Cash collateral held and other borrowings	3	408	—	55	—	5

Total interest expense	$1,278	$442,237	$1,504	$390,186	$1,567	$364,668

Service fees and other Income/(Expenses)	$10,353	$1,743	$9,503	$13	$9,289	$817

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

The top ten advance holders at December 31, 2015, December 31, 2014, and December 31, 2013 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	December 31, 2015
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$14,750,000	15.77%	$88,933	9.21%
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	12,699,600	13.58	221,991	22.99
New York Commercial Bank	Westbury	NY	764,200	0.82	6,208	0.64
Subtotal New York Community Bancorp, Inc.			13,463,800	14.40	228,199	23.63
Metropolitan Life Insurance Company	New York	NY	12,570,000	13.44	192,749	19.96
HSBC Bank USA, National Association	New York	NY	5,600,000	5.99	25,014	2.59
First Niagara Bank, National Association	Buffalo	NY	5,525,000	5.91	26,638	2.76
Investors Bank*	Short Hills	NJ	3,124,782	3.34	63,921	6.62
Manufacturers and Traders Trust Company	Buffalo	NY	3,102,771	3.32	279,394	28.95
Goldman Sachs Bank USA	New York	NY	2,925,000	3.13	6,889	0.71
Signature Bank	New York	NY	2,720,163	2.91	13,062	1.35
Astoria Bank*	Lake Success	NY	2,180,000	2.33	40,790	4.22
			$65,961,516	70.54%	$965,589	100.00%

(a) Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

* At December 31, 2015, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2014
			Par	Percentage of Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$28,000,000	28.80%	$115,280	10.40%
Metropolitan Life Insurance Company	New York	NY	12,570,000	12.93	211,354	19.08
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	8,887,818	9.14	246,245	22.22
New York Commercial Bank*	Westbury	NY	1,035,912	1.07	3,509	0.32
Subtotal New York Community Bancorp, Inc.			9,923,730	10.21	249,754	22.54
Hudson City Savings Bank, FSB	Paramus	NJ	6,025,000	6.20	289,985	26.18
First Niagara Bank, National Association	Buffalo	NY	5,049,400	5.19	19,191	1.73
Investors Bank*	Short Hills	NJ	2,616,141	2.69	58,125	5.25
Astoria Bank*	Lake Success	NY	2,384,000	2.45	41,912	3.78
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.29	33,738	3.04
Valley National Bank*	Wayne	NJ	1,899,500	1.95	81,047	7.31
New York Life Insurance Company	New York	NY	1,600,000	1.65	7,612	0.69
Total			$72,292,771	74.36%	$1,107,998	100.00%

(a) Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

* At December 31, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2013
			Par	Percentage of Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$22,200,000	25.02%	$65,361	5.92%
Metropolitan Life Insurance Company	New York	NY	12,770,000	14.39	243,181	22.01
New York Community Bancorp, Inc.:
New York Community Bank*	Westbury	NY	10,143,131	11.43	243,865	22.07
New York Commercial Bank*	Westbury	NY	363,512	0.40	3,431	0.31
Subtotal New York Community Bancorp, Inc.			10,506,643	11.83	247,296	22.38
Hudson City Savings Bank, FSB*	Paramus	NJ	6,025,000	6.79	289,573	26.21
First Niagara Bank, National Association	Buffalo	NY	4,304,000	4.85	14,079	1.27
Investors Bank	Short Hills	NJ	3,117,495	3.51	59,551	5.39
Astoria Bank	Lake Success	NY	2,454,000	2.77	50,654	4.58
Signature Bank	New York	NY	2,305,313	2.60	7,390	0.67
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.51	46,591	4.22
Valley National Bank	Wayne	NJ	2,049,500	2.31	81,243	7.35
Total			$67,956,951	76.58%	$1,104,919	100.00%

(a) Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

* At December 31, 2013, officer of member bank also served on the Board of Directors of the FHLBNY.

Merger of FHLBNY member banks — Hudson City Savings Bank and Manufacturers and Traders Trust Company — In previous filings we had noted a pending merger between Hudson City Bancorp, Inc. with M&T Bank Corporation (“M&T”).  The merger agreement received regulatory approval on September 30, 2015.  Effective as of November 1, 2015, Hudson City Savings Bank (“Hudson City”), a wholly owned subsidiary of Hudson City Bancorp, Inc. merged with and into M&T’s wholly owned subsidiary, Manufacturers and Traders Trust Company (“M&T Bank”), with M&T Bank continuing as the surviving Bank.

The parties to the merger had previously indicated their intention to pay off FHLBNY advances upon the closing of the merger transaction.  Hudson City’s outstanding balance was $6.0 billion at September 30, 2015, prior to the merger and at December 31, 2014.  On November 3, 2015, M&T Bank prepaid $4.0 billion of advances previously held by Hudson City.  The remaining $2.0 billion will mature by mid-2016.

The merger and the prepayment did not have a significant adverse impact on our financial position, cash flows or earnings.  To make the FHLBNY financially indifferent due to the prepayment, the FHLBNY charges a prepayment fee when a member prepays advances prior to the contractual maturities of advances.  However, prepayments may cause a decline in our book of business.  A lower volume of advances could result in lower net interest income and impact earnings in future periods.

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 29, 2016 and December 31, 2015 (shares in thousands):

		Number	Percent
	February 29, 2016	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	9,584	17.38%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,658	12.08
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	5,875	10.66
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	336	0.61
		6,211	11.27
HSBC Bank USA, National Association	3452 5th Avenue, 10th Floor, New York, NY 10018	3,726	6.76

		26,179	47.49%

		Number	Percent
	December 31, 2015	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	9,134	16.30%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,658	11.88
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	6,259	11.17
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	381	0.68
		6,640	11.85
HSBC Bank USA, National Association	3452 5th Avenue, 10th Floor, New York, NY 10018	3,231	5.77

		25,663	45.80%

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES.

(a)         Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2015.  Based on this evaluation, they concluded that as of December 31, 2015, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 9B.                                       OTHER INFORMATION.

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

2015 and 2016 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that an FHLBank’s board of directors is to comprise thirteen Directors, or such other number as the Director of the Federal Housing Finance Agency determines appropriate.  For 2015 and 2016, the FHFA Director designated nineteen directorships for us, eleven of which were Member Directorships and eight of which were Independent Directorships.

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

The Bank encourages diversity on its Board of Directors and encourages minorities and women to consider service as Bank Directors.

The Board does not solicit proxies, nor are member institutions permitted to solicit or use proxies in order to cast their votes in an election.

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2015  through the date of this annual report on Form 10-K.  Footnotes are used to specifically identify (i) those Directors whose terms expired at the end of 2015 and who were also elected to serve for new terms on the Board commencing on January 1, 2016; (ii) a Director who did not serve on the Board in 2015 but who was elected to serve for a term on the Board commencing on January 1, 2016; and (iii) a Director whose term expired at the end of 2015 and, although eligible to serve for another term, decided to not run again for election.

Following the table is biographical information for each Director.

No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Director Name	Age as of 3/21/2016	Bank Director Since	Start of Most Recent Term	Expiration of Most Recent Term	Represents Bank Members in	Director Type
Michael M. Horn (Chair)	76	4/2007	1/1/14	12/31/17	Districtwide	Independent
James W. Fulmer (Vice Chair)	64	1/2007	1/1/14	12/31/17	NY	Member
John R. Buran(a)	66	12/2010	1/1/16	12/31/19	NY	Member
Kevin Cummings	61	1/2014	1/1/15	12/31/18	NJ	Member
Anne Evans Estabrook	71	2/2004	1/1/15	12/31/18	Districtwide	Independent
Jay M. Ford	66	6/2008	1/1/13	12/31/16	NJ	Member
Caren S. Franzini(b)	59	1/2016	1/1/16	12/31/19	Districtwide	Independent
Thomas L. Hoy(a)	67	1/2012	1/1/16	12/31/19	NY	Member
Gerald H. Lipkin	75	1/2014	1/1/14	12/31/17	NJ	Member
Christopher P. Martin	59	1/2015	1/1/15	12/31/18	NJ	Member
Joseph J. Melone(c)	84	4/2007	1/1/12	12/31/15	Districtwide	Independent
Richard S. Mroz	54	3/2002	1/1/15	12/31/18	Districtwide	Independent
David J. Nasca	58	1/2015	1/1/15	12/31/18	NY	Member
Vincent F. Palagiano	75	1/2012	1/1/13	12/31/16	NY	Member
C. Cathleen Raffaeli	59	4/2007	1/1/13	12/31/16	Districtwide	Independent
Monte N. Redman	65	1/2014	1/1/14	12/31/16	NY	Member
Edwin C. Reed	62	4/2007	1/1/13	12/31/16	Districtwide	Independent
DeForest B. Soaries, Jr. (d)	64	1/2009	1/1/16	12/31/19	Districtwide	Independent
Larry E. Thompson	65	1/2014	1/1/14	12/31/17	Districtwide	Independent
Carlos J. Vázquez	57	11/2013	1/1/14	12/31/17	PR & USVI	Member

(a)               Directors Buran and Hoy both served on the Board as New York Member Directors throughout 2015, and their terms expired on December 31, 2015. They were both  elected on November 6, 2015 by the Bank’s New York members to serve as New York Member Directors for new four year terms commencing on January 1, 2016.

(b)               Director Franzini was elected on November 6, 2015 by the Bank’s membership to serve as an Independent Director for a four year term commencing on January 1, 2016.

(c)                Director Melone served on the Board as an Independent Director throughout 2015, and his term expired on December 31, 2015.  Although he was eligible to serve for another term, he decided to not run again for election; this decision was announced in a Current Report on Form 8-K filed on May 26, 2015.

(d)               Director Soaries served on the Board as an Independent Director throughout 2015, and his term expired on December 31, 2015. On November 6, 2015, he was elected by the Bank’s membership to serve as an Independent Director for a new four year term commencing on January 1, 2016.

Mr. Horn (Chair) has been a partner in the law firm of McCarter & English, LLP since 1990.  He has served as the Commissioner of Banking for the State of New Jersey and as the New Jersey State Treasurer.  He was also a member of the New Jersey State Assembly and served as a member of the Assembly Banking Committee.  In addition, Mr. Horn served on New Jersey’s Executive Commission on Ethical Standards as both its Vice Chair and Chairman, was appointed as a State Advisory Member of the Federal Financial Institutions Examination Council, and was a member of the Municipal Securities Rulemaking Board.  Mr. Horn is counsel to the New Jersey Bankers Association, was chairman of the Bank Regulatory Committee of the Banking Law Section of the New Jersey State Bar Association, and is a Fellow of the American Bar Foundation.  Mr. Horn’s legal and regulatory experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Fulmer (Vice Chair) has been a director of Bank member The Bank of Castile since 1988 and the chairman since 1992.  He also served as chief executive officer of The Bank of Castile from 1996 through 2014 and president from 2002 through 2014.  Mr. Fulmer has also served as vice chairman of Tompkins Financial Corporation (“Tompkins Financial”), the parent company of The Bank of Castile, since 2007, and has served as a director of Tompkins Financial since 2000.  Since 2001, he has served as chairman of the board of Tompkins Insurance

Agencies, Inc., a subsidiary of Tompkins Financial.  In addition, since 1999, Mr. Fulmer has served as a member of the board of directors of Bank member Mahopac Bank, a subsidiary of Tompkins Financial.  Since 2012, he has served as a member of the board of directors for VIST Bank, a subsidiary of Tompkins Financial.  He is an active community leader, serving as a member of the board of directors of the Erie and Niagara Insurance Association, Williamsville, NY, Cherry Valley Cooperative Insurance Company, Williamsville, NY, and United Memorial Medical Center in Batavia, NY.  Mr. Fulmer is also Chairman of WXXI Public Broadcasting Council in Rochester, NY.  He is a former member of the board of directors of the Catholic Health System of Western New York.  He is also former president of the Independent Bankers Association of New York State and former member of the board of directors of the New York Bankers Association.

Mr. Buran is Director, President and Chief Executive Officer of Flushing Financial Corporation, the holding company for Bank member Flushing Bank (formerly Flushing Savings Bank).  He joined the holding company and the bank in 2001 as Chief Operating Officer and he became a Director of these entities in 2003.  In 2005, he was named President and Chief Executive Officer of both entities.  Mr. Buran’s career in the banking industry began with Citibank in 1977.  There, he held a variety of management positions including Business Manager of their retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of their Investment Sales Division.  Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut.  He also spent time as a consultant and Assistant to the President of Carver Bank.  Mr. Buran is past Chairman and current Board member of the New York Bankers Association.  Mr. Buran has served on the Board of the Federal Home Loan Bank of New York since 2010.  He is Chairman of the Risk Committee and serves on the Audit, Technology and Executive Committees.  In 2011, he was appointed to the Community Depository Institutions Advisory Council of The Federal Reserve Bank of New York.  In 2012 he was appointed to the Nassau County Interim Finance Authority by Governor Andrew Cuomo.  Mr. Buran has devoted his time to a variety of charitable and not-for-profit organizations.  He has been a Board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, EAC, Long Island University, the Long Island Philharmonic and Channel 21.  He was the fundraising Chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award.  His work in the community has been recognized by Family and Children’s Association, and Gurwin Jewish Geriatric Center.  He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award.  Mr. Buran was honored twice with St. Joseph’s College’s Distinguished Service Award.  Mr. Buran also serves on the Advisory Board and is a former Board President of Neighborhood Housing Services of New York City.  He is a Board member of The Korean American Youth Foundation. Mr. Buran also serves on the Board of the Long Island Conservatory.  He holds a B.S. in Management and an M.B.A., both from New York University.

Mr. Cummings was appointed President and Chief Executive Officer of Bank member Investors Bank and holding company Investors Bancorp effective January 1, 2008 and was also appointed to serve on the Board of Directors of Investors Bank at that time.  He previously served as Executive Vice President and Chief Operating Officer of Investors Bank since July 2003.  Prior to joining Investors Bank, Mr. Cummings had a 26-year career with the independent accounting firm of KPMG LLP, where he had been partner for 14 years.  Immediately prior to joining Investors Bank, he was an audit partner in KPMG’s Financial Services practice in their New York City office and lead partner on a major commercial banking client.  Mr. Cummings also worked in the New Jersey community bank practice for over 20 years.  Mr. Cummings has a Bachelor’s degree in Economics from Middlebury College and a Master’s degree in Business Administration from Rutgers University.  Mr. Cummings has served as a Commissioner on the Summit Board of Recreation.  He is a Trustee of The Scholarship Fund for Inner-City Children, a Trustee of the Liberty Science Center, a Trustee for the Visiting Nurse Association Health Group, and the former Chairman of the Board and current board member of the New Jersey Bankers Association.  He is also a board member of the Independent College Fund of New Jersey, the All Stars Project of New Jersey and The Community Foundation of New Jersey.  He also serves as a member of the Development Leadership Council of Morris Habitat for Humanity.  Mr. Cummings is a certified public accountant.

Ms. Estabrook is Chairman of Elberon Development Group in Elizabeth, New Jersey and was the chief executive officer from 1984 through 2014.  It, together with its affiliated companies, owns and manages approximately two and one-half million square feet of rental property.  Most of the property is industrial with the remainder serving commercial and retail tenants.  Elberon Development Group also engages in redevelopment projects.  Ms. Estabrook previously served as a director on the board of New Brunswick Savings Bank, Constellation Bancorp and Summit Bank, all in New Jersey.  Since 2005 and currently Ms. Estabrook serves as a Director of New Jersey American Water Company.  Ms. Estabrook is a past chairman of the New Jersey Chamber of Commerce, served on its executive committee, and chaired its nominating committee.  In 2003 -2004, she was the first woman to serve in that capacity in the Chamber’s 90 plus years of existence. She also served as a member of the Lay Board of Trustees of the Delbarton School in Morristown for 15 years including five years as chair.  Until December 2012, Ms. Estabrook was a member and Secretary of the Board of Trustees of Catholic Charities, served on its Executive Committee and its Audit Committee, and chaired its Finance Committee and Building and Facilities Committees.  She is presently on the Board of Overseers of the Weill Cornell Medical School.  She is a Trustee of Barnabas Healthcare Corp. and serves on its Nominating/Governance and Compensation Committees.  She previously served on its Audit Committee for six years.  She serves on the Board of Trustees at Monmouth Medical Center, where she is on its Executive Committee and chairs its Children’s Hospital Committee.  Ms. Estabrook serves on the Board of Trustees of the New Jersey Performing Arts Center (NJPAC) and serves on its Operations and Finance Committee and its Business Partners Committee.  In September 2011, she became a member of the Board of Managers of the Theatre Square Development Company LLC in Newark, NJ, a proposed 245 rental unit housing project which will include retail space and affordable housing units. In 2015 she was named as a Director of Y Homes, lnc., an affiliate of the Gateway family YMCA.  Ms. Estabrook’s experience in, among other areas, representing community interests in housing as indicated by her background described above, supports her qualifications to serve on our Board as a public interest director and Independent Director.

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

Ms. Franzini is President of Franzini Consulting, LLC providing strategic assistance with real estate development projects; identifying local, state and federal incentives to fill funding gaps; and creating and enhancing lending and incentive programs for economic development organizations.  Previously she served as Chief Executive Officer of the New Jersey Economic Development Authority (NJEDA) from January 1994 until October 2012.  As the CEO Ms. Franzini oversaw the organization’s activities including providing financing to small and mid-sized businesses; administering tax incentives to retain and grow jobs; revitalizing communities through redevelopment initiatives; and supporting entrepreneurial development.  Ms. Franzini managed an organization with over $500 million in assets and a $28 million operating budget. Annually NJEDA provided between $600-$800 million in financial assistance to businesses, not for profits and public organizations throughout New Jersey to leverage additional private sector investment and the retention and growth of jobs.  Prior to joining the NJEDA, Ms. Franzini was an Assistant State Treasurer with the New Jersey Department of the Treasury responsible for analyzing state leases and public debt.  Before that, she was employed at the Port Authority of New York and New Jersey and with Public Financial Management. Ms. Franzini has been recognized for her contributions to business growth and economic development in the state.  She was recently inducted into the NJBiz Hall of Fame and the NJ Women’s Hall of Fame and is the recipient of numerous awards including the New Jersey Business & Industry Association’s Paul L. Troast Award for her commitment to improving the state’s economy; the Wharton Club of New York’s Joseph Wharton Award for Social Impact; the Pinnacle Business Advocate Award from the Chamber of Commerce Southern New Jersey; the EDANJ’s Franklin-Maddocks Award for Excellence in Economic Development; Plan Smart NJ’s Outstanding Leadership & Economic Development Achievement Awards and Monmouth University’s Kislak Real Estate Institute’s Service to the Industry Award.  Ms. Franzini currently is on the Board of Directors of:  NJM Insurance Group and serves on the Audit, Investment and Executive Committees; the NJ Business and Industry Association and is a member of the Executive and Finance Committees; Horizon Blue Cross NJ Foundation Board; NJ Future; and is the Co-Chair of Greater Trenton.  She also serves as a Visiting Associate at Rutgers University’s Eagleton Institute of Politics.  Ms. Franzini holds a Bachelor of Arts degree in Urban Studies from the University of Pennsylvania and a Master of Business Administration degree in Finance and Public Management from the Wharton School of the University of Pennsylvania. Ms. Franzini’s financial management, organizational management, project development, and risk management practices experience, as indicated by her background described above, supports her qualifications to serve on our Board as an Independent Director.

Mr. Hoy serves as Chairman of Bank member Glens Falls National Bank and Trust Company; he also served as CEO of the company through December 31, 2012.  He is also Chairman of Arrow Financial Corporation, the holding company for Glens Falls National Bank and Trust Company and Bank member Saratoga National Bank and Trust Company; he served as President of the company through June 30, 2012 and CEO of the company through December 31, 2012.  Mr. Hoy joined Glens Falls National Bank in 1974 as a Management Trainee and became President of the Bank on January 1, 1995.  He became President of Arrow in 1996 and CEO in 1997.  Mr. Hoy is a graduate of Cornell University and has been active in various banking organizations, including serving as past President of the Independent Bankers Association of New York, past Chairman of the New York Bankers Association, and past member of the American Bankers Association Board of Directors.  Mr. Hoy served four years on active duty in the Navy as a Surface Warfare Officer on various destroyers, and retired after twenty years as a Commander in the U.S. Naval Reserve.  He has been extremely active in his community, serving on numerous Boards and leading several community fundraising efforts.  He has been recognized for his community service with the J. Walter Juckett Award from the Adirondack Regional Chambers of Commerce, the Twin Rivers Council’s Good Scout Award, the C.R. Wood Theater’s Charles R. Wood Award, the Warren County Bar Association Liberty Bell Award, and the Henry Crandall Award from the Crandall Public Library.

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

Mr. Martin is chairman, president and chief executive officer of Provident Financial Services, Inc. and Bank member The Provident Bank, New Jersey’s oldest state-chartered bank.  He has been in the banking industry for over 34 years.  Mr. Martin previously served as president and chief executive officer of First Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004.  Beginning with First Sentinel in 1984 as comptroller, Mr. Martin advanced and was appointed president of First Sentinel Bancorp and its subsidiary, First Savings Bank, in 2003.  Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control, and as a financial analyst.  Mr. Martin served on the board of directors of the Commerce and Industry Association of New Jersey and on the board of directors of the New Jersey Bankers Association.  He also dedicates much of his spare time helping to improve the community.  Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials including those that are killed or disabled in the line of duty.  He serves on the board of trustees of Elon University.  He was on the board of trustees for Big Brothers Big Sisters of Monmouth/Middlesex County.  Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites.  He also spends time teaching financial literacy to high school students at inner city schools.  Mr. Martin is also president of The Provident Bank Foundation, which, since its founding in 2003, has provided more than $21 million in grants for programs focusing on education, health and wellness, recreation, the arts and social and civic services.  In addition, Mr. Martin has been honored for his philanthropic endeavors by the National MS Society, the American Jewish Committee, The Scholarship Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, Project Live and Felician College.  Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds a MBA from Monmouth University.

Mr. Melone, who served as an Independent Director through December 31, 2015, has been chairman emeritus of The Equitable Companies, Incorporated since April 1998.  Prior to that, he was President and Chief Executive Officer of The Equitable Companies from 1996 until his retirement in April 1998 and, from 1990 until his retirement in April 1998, he was Chairman and Chief Executive Officer of its principal insurance subsidiary, The Equitable Life Assurance Society of the United States (“Equitable Life”).  Prior to joining Equitable Life in 1990, Mr. Melone was president of The Prudential Insurance Company of America.  He is a former Huebner Foundation fellow, and previously served as an associate professor of insurance at The Wharton School of the University of Pennsylvania and as a research director at The American College.  Mr. Melone is a Chartered Life Underwriter, Chartered Financial Consultant and Chartered Property and Casualty Underwriter.  He currently serves on the board of Newark Museum, Newark, New Jersey.  Until August of 2007, Mr. Melone served on the board of directors of BISYS; until December of 2007, he served on the board of directors of Foster Wheeler; and, until May of 2010, he served as chairman of the board of Horace-Mann Educators, Inc.  Mr. Melone has held other leadership positions in a number of insurance industry associations, as well as numerous civic organizations.  He received his bachelor’s, master’s and doctoral degrees from the University of Pennsylvania.  Mr. Melone’s financial and other management experience, as indicated by his background described above, supported his qualifications to serve on our Board as an Independent Director.

Mr. Mroz, of Haddonfield, New Jersey, was nominated by New Jersey Governor Chris Christie on September 18, 2014 and confirmed by the New Jersey State Senate on September 22, 2014 to serve on New Jersey’s Board of Public Utilities (“BPU”) as that Board’s President.  His service commenced on October 6, 2014.  The BPU is the state agency that oversees utilities that provide natural gas, electricity, water, telecommunications and cable television services.  In this position, Mr. Mroz serves as a member of Governor Christie’s cabinet.  Before his appointment, he was a government and public affairs consultant and lawyer.  Most recently, he was, from October 1, 2013 through October 3, 2014, Managing Director of Archer Public Affairs LLC, a governmental and external relations firm which is an affiliate of the law firm of Archer & Greiner.  Prior to this, he was, since January 1, 2000, the sole proprietor of a government and public affairs consulting business.  From January 1, 2007 until December 2009, he also served as President of Salmon Ventures, Ltd, a non-legal government, regulatory and public affairs consulting firm.  Mr. Mroz represented clients in New Jersey and nationally in connection with legislative, regulatory and business development affairs.  Mr. Mroz, as a governmental affairs agent, was an advocate for clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters.  In his law practice, he concentrated on real estate, corporate and regulatory issues.  In this regard, Mr. Mroz was, from March 1, 2011 to October 3, 2014, Of Counsel to the law firm of Archer & Greiner.  From April 1, 2007 through the end of February 2011, he was Of Counsel to the law firm of Gruccio, Pepper, DeSanto & Ruth.  Mr. Mroz has a distinguished record of community and public service.  He is the former Chief Counsel to New Jersey Governor Christine Todd Whitman, serving in that position in 1999 and 2000.  Prior to that, he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team.  He served as County Counsel for Camden County, New Jersey, from 1991 to 1994.  In 2012, Mr. Mroz was appointed by New Jersey Governor Christie to serve as commissioner on the Delaware River & Bay Authority, the bi-state agency which owns and operates the Delaware Memorial Bridge, Cape May-Lewes Ferry and several airports in the New Jersey — Delaware region.  Mr. Mroz also has been active in community affairs, serving in the past on the board of directors for the New Jersey Alliance for Action and as a board member and past chairman of the Volunteers for America, Delaware Valley.  Mr. Mroz also served as former counsel to the New Jersey Conference of Mayors, the Delaware River Bay Authority and the Atlantic City Hotel and Lodging Association.  Mr. Mroz’s legal and regulatory experience, as indicated by his background described above, support his qualifications to serve on our Board as an Independent Director.

Mr. Nasca is President and Chief Executive Officer of Evans Bancorp, Inc. and Bank member Evans Bank, N.A., a nationally chartered bank and wholly-owned subsidiary of Evans Bancorp. He joined the management team as President in December 2006, and CEO in April 2007, bringing over 30 years of experience in the Western New York banking and financial services industry.  Prior to joining Evans, Mr. Nasca spent 11 years at First Niagara Financial Group serving as Executive Vice President of Strategic Initiatives, where he was integrally involved in the development of strategic plans for the organization, implementation of First Niagara’s merger and acquisition efforts and management of its enterprise-wide risk management program.  While at First Niagara, Mr. Nasca also served as President and CEO of its subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York. Previous to that role, he served as First Niagara’s Senior Vice President and Treasurer.  Mr. Nasca has interacted with the Federal Home Loan Bank of New York for over 30 years in his various roles pertaining to treasury management.  He earned his MBA in Finance from the State University of New York at Buffalo and a BS in Management/Marketing from Canisius College.  Mr. Nasca is a member of the Board of Directors of the Independent Bankers Association of New York State and served as President (2012 - 2013), is a member of the New York Bankers Association, and served as the Chair (2011 - 2012) and Vice-Chair (2010 - 2011) of the New York Bankers Association Service Corporation. Mr. Nasca was a member of the Board of Directors of the New York Business Development Corporation from 2012 to January 2015. Mr. Nasca has extensive community involvement as a board member of the Buffalo Niagara Partnership; Lifetime Healthcare Companies Board of Directors; Univera Healthcare Advisory Board; Catholic Charities Board of Trustees, and served as Chair of Catholic Charities’ Annual Diocesan Appeal in 2011 and Corporate Campaign Chair 2008-2010. He is also active at Canisius College on the Richard J. Wehle School of Business Advisory Board.

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

Mr. Redman has been President and Chief Executive Officer and a Director of Bank member Astoria Bank (formerly Astoria Federal Savings and Loan Association) and the holding company for the Bank, Astoria Financial Corporation, since July 2011.  Mr. Redman joined Astoria Federal Savings in 1977 and during his tenure served in various accounting, investment and treasury positions including Executive Vice President and Chief Financial Officer and Chief Operating Officer.  A Magna Cum Laude graduate of New York Institute of Technology (NYIT) with a degree in accounting, Mr. Redman also serves as a member of NYIT’s Board of Trustees.  Mr. Redman has provided leadership to several professional banking organizations.  In addition to previously serving as the President of the Nassau/Suffolk Chapter of the Financial Managers Society, he is a former instructor and chapter officer of the Institute of Financial Education and a prior member of the Accounting and Tax Committee of the Community Bankers Association of New York State, as well as a current member of the American Bankers Association’s American Bankers Council.  Mr. Redman is currently a Director of the New York State Bankers Association.  He is also a Director and former Chairman of the Board of the Tourette Association of America which under his leadership has helped influence legislation, furthered education and supported cutting-edge research.  His work in the community has been recognized by such organizations as St. Francis College, Variety Child Learning Center, Quality Services for the Autism Community, Queens Botanical Garden, Queens Council Boy Scouts of America, Queens Theatre in the Park, The Safe Center LI and SCO Family of Services.

Rev. Reed is the founder and CEO of GGT Development LLC, a company which started in May of 2009.  The strategic plan of the corporation focuses on the successful implementation of housing and community development projects, including affordable housing projects, schools, and multi-purpose facilities.  He has been involved in development projects totaling more than $125 million.  He formerly served as Chief Executive Officer of the Greater Allen Development Corporation from July 2007 through March 2009, and previously was the Chief Financial Officer of Greater Allen AME Cathedral, located in Jamaica, Queens, New York, from 1996 to July 2007.  From 1996 to 2009, Rev. Reed was responsible for building and securing financing for over $60 million of affordable, senior, and commercial development projects.  At GGT Development LLC, Rev. Reed continues a focus on broad based neighborhood revitalization affordable housing projects, mixed use commercial/residential projects, and other development opportunities.  In 1986, Rev. Reed served as the campaign manager for Rev. Floyd H. Flake.  From 1987 to 1996, Rev. Reed served as the Congressional Chief of Staff for Congressman Flake and was involved in the legislative process and debate during the formation of FIRREA.  Prior to becoming involved in public policy, Rev. Reed managed the $6 billion liquid asset portfolio for General Motors and was a financial analyst for Chevrolet, Oldsmobile, Pontiac, Cadillac, Buick and GM of Canada.  Rev. Reed gained his initial financial experience as a banker at First Tennessee Bank in Memphis, Tennessee.  Rev. Reed earned a Masters of Business Administration from Harvard Business School, a Bachelor of Business Administration from Memphis State University and a Masters of Divinity at Virginia Union University.  He currently serves on the following organizations in the following positions: Board of Trustees, Hofstra University; Chairman, Jamaica Business Resource Center; Secretary/Treasurer, Outreach Project; and Board Member, Wheelchair Charities.  Rev. Reed pastors Morris Brown AME Church in Queens New York.  Rev. Reed’s experience in representing community interests in housing, as indicated by his background described above, supports his qualifications to serve on our Board as a public interest director and Independent Director.

Dr. Soaries has served as the Senior Pastor of First Baptist Church of Lincoln Gardens (“FBCLG”) in Somerset, New Jersey since November 1990.  His pastoral ministry focuses on spiritual growth, educational excellence, economic empowerment, and faith-based community development.  As a pioneer of faith-based community development, Dr. Soaries’ impact on FBCLG and the community has been tremendous.  In 1992, he founded the Central Jersey Community Development Corporation (“CJCDC”), a 501(c)(3) non-profit organization that specializes in helping vulnerable neighborhoods.  In 1996, the CJCDC launched Harvest of Hope Family Services Network, Inc.  This organization seeks to develop permanent solutions for foster children and parents.  From 1999 to 2002, Dr. Soaries served as New Jersey’s Secretary of State, making him the first African-American male to do so.  He also served as the former chairman of the United States Election Assistance Commission, which was established by Congress to implement the “Help America Vote Act” of 2002.  In 2005, Dr. Soaries launched the dfree® Financial Freedom Movement.  The dfree® strategy teaches people how to break free from debt.  In 2011, Dr. Soaries wrote his first book: “dfree®: Breaking Free from Financial Slavery” (Zondervan), which highlights his top 12 keys to debt-free living.  Dr. Soaries currently serves as an Independent Director at Independence Realty Trust, a position he has held since February 2011.  He has also served as an Independent Director of the Federal Home Loan Bank of New York since January 2009, is Vice Chair of the Board’s Compensation and Human Resources Committee, and serves on the Housing and Technology Committees.  In January 2015, he became a Director of Ocwen Financial Corporation.  Dr. Soaries earned a Bachelor of Arts Degree from Fordham University, a Master of Divinity Degree from Princeton Theological Seminary, and a Doctor of Ministry Degree from United Theological Seminary.  Dr. Soaries resides in Monmouth Junction, New Jersey with his wife, Donna, and twin sons. Dr. Soaries’ project development experience, as indicated by his background described above, supports his qualifications to serve on our Board as an Independent Director.

Mr. Thompson is Vice Chairman of The Depository Trust & Clearing Corporation (“DTCC”).  In addition, he also serves as General Counsel, a position he has held since 2005.  In this capacity, Mr. Thompson serves as a senior advisor to DTCC and is responsible for all legal and regulatory activities of the company and its subsidiaries.  He regularly interfaces with government and regulatory agencies on issues impacting the company.  Mr. Thompson is the former Chairman of DTCC Deriv/SERV LLC and continues to serve as a Board Member of DTCC Deriv/SERV LLC.  Mr. Thompson is Chairman of the DTCC Operating Committee.  He is a member of the DTCC Management Committee, which is comprised of the company’s executive leadership.  In addition, Mr. Thompson is a member of the DTCC Management Risk Committee, where he helps oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation.  Mr. Thompson previously served as Chair of a DTCC Board subcommittee charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012. Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of the Depository Trust Company (“DTC”) Internal Risk Management Committee.  Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in 1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004.  Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson.  Mr. Thompson began his legal career at Davis Polk & Wardwell.  Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing (NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC.  In addition, he also served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group.  His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals.  He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem.  Mr. Thompson has also testified before the U.S. Congress on issues related to the Dodd-Frank Act and financial reform.  Mr. Thompson’s legal and regulatory and risk management experience, as indicated by his background, supports his qualifications to serve on our Board as an Independent Director.

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

Executive Officers

The following sets forth the executive officers of the FHLBNY who served during 2015 and as of the date of this annual report. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/21/16	3/21/2016	Bank Since	Member Since
José R. González	President & Chief Executive Officer	61	10/15/13	10/15/13
Eric P. Amig	Senior Vice President & Head of Bank Relations	57	02/01/93	01/01/09
Edwin Artuz	Senior Vice President & Head of Corporate Services and Director of OMWI	54	03/01/89	01/01/13
John F. Edelen	Senior Vice President & Chief Risk Officer	53	05/27/97	01/01/11
Melody J. Feinberg	Senior Vice President & Deputy Chief Risk Officer	53	10/17/11	01/01/15
G. Robert Fusco *	Senior Vice President, CIO & Head of Enterprise Services	57	03/02/87	05/01/09
Adam Goldstein	Senior Vice President & Chief Business Officer	42	07/14/97	03/20/08
Paul B. Héroux	Senior Vice President & Chief Bank Operations Officer	57	02/27/84	03/31/04
Kevin M. Neylan	Senior Vice President & Chief Financial Officer	58	04/30/01	03/31/04
Philip A. Scott	Senior Vice President & Chief Capital Markets Officer	57	08/28/06	9/3/2014
Jonathan R. West	Senior Vice President & Chief Legal Officer	59	05/01/15	05/01/15

*Left employment 1/8/93; rehired 5/10/93.

José R. González has been President and Chief Executive Officer of the Bank since April 1, 2014.  In this position, Mr. González directs the Bank’s overall operations.  Mr. González joined the Bank as Executive Vice President on October 15, 2013, after serving on the Bank’s Board of Directors from 2004 through and until September 30, 2013, and as the Board’s Vice Chair from 2008 through September 30, 2013.  He currently serves on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions.  He also, along with the ten other FHLBank Presidents and five independent directors, serves as a Director of the Office of Finance of the Federal Home Loan Banks. Before joining the Bank, he was Senior Executive Vice President, Banking and Financial Services, of OFG Bancorp and Bank member Oriental Bank, and had held that position since August, 2010.  He was President and Chief Executive Officer of Santander BanCorp and Banco Santander Puerto Rico from October 2002 until August 2008, and served as a Director of both entities until August 2010.  Mr. González joined the Santander Group in August 1996 as President and Chief Executive Officer of Santander Securities Corporation.  He later served as Executive Vice President and Chief Financial Officer of Santander BanCorp and Banco Santander Puerto Rico and in April 2002 was named President and Chief Operating Officer of both entities. Mr. González is a past President of the Puerto Rico Bankers Association and a past president of the Securities Industry Association of Puerto Rico.  Mr. González was at Credit Suisse First Boston from 1983 to 1986 as Vice President of Investment Banking, and from 1989 to 1995 as President and Chief Executive Officer of the firm’s Puerto Rico subsidiary.  From 1986 to 1989, Mr. González was President and Chief Executive Officer of the Government Development Bank for Puerto Rico.  From 1980 to 1983, he was in the private practice of law in San Juan, Puerto Rico with the law firm of O’Neill & Borges.  Mr. González received his undergraduate degree in economics from Yale University and M.B.A. and J.D. degrees from Harvard University.

Eric P. Amig joined us as Director of Bank Relations in February 1993.  In January of 2009 he was named Head of Bank Relations.  From January 1985 through January 1993, he was a senior officer at the U.S. Department of Housing and Urban Development; during this time he served as Special Assistant to the Deputy Secretary from 1990 to 1993.  Mr. Amig has also served as a legislative aide to the President Pro Tempore of the Pennsylvania Senate and was the Executive Director of the Federal/State Relations Committee of the Pennsylvania House of Representatives.  Mr. Amig received his undergraduate degree in Political Science from Albright College (Reading, PA).

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

John F. Edelen was named Senior Vice President and Chief Risk Officer in January 2011.  In this role, Mr. Edelen oversees the Bank’s Enterprise-wide Risk Management practice as well as our Risk Management and Compliance functions.  Prior to that, Mr. Edelen served in various positions of increasing responsibility within our capital markets and risk management functions including Director of ALM Risk Strategy and Development, Director of Funding and Investments, and Vice President of Capital Markets.  He joined the Bank in 1997 from Oppenheimer and Co. as a derivative products trader/analyst.  A veteran of the Second Persian Gulf War, Mr. Edelen served in the U.S. Army as a Ranger and Paratrooper, commanding a unit in the 82nd Airborne Division.  Mr. Edelen earned a Bachelor of Science degree from the United States Military Academy and a Master of Business Administration from Columbia Business School..

Melody Feinberg was named Deputy Chief Risk Officer in 2015.  Ms. Feinberg is responsible for the day-to-day management of enterprise-wide risk management and oversees the Financial Risk Management; Credit Policy and Review; Credit and Collateral Risk Analytics; Strategic, Operational & Model Risk Management; and Compliance Departments.  Ms. Feinberg joined the bank in October 2011 as the Director of Finance.  In that capacity, she was responsible for all aspects of the bank’s finance functions, including advisory on business initiatives, financial accounting and reporting, funding and investment decisions, capital planning, tax and regulatory issues, operational risk, control enhancement, financial analytics, etc.  Melody began her career as a CPA with Ernst & Young, and then held positions of increasing responsibilities in accounting and finance roles at three investment banks, namely, JP Morgan Chase, HSBC and Goldman Sachs.  These roles developed her experience in accounting policy, reporting, financial, operational and valuation control, and compliance, within capital markets environments.  She earned an M.B.A. in Finance from Drexel University and a B.S. in Accounting from The College of New Jersey, both Magna Cum Laude.  She is a member of the NYSCPA and AICPA.

G. Robert Fusco was named Chief Information Officer (“CIO”) in 2008 and took on the additional role of Head of Enterprise Services in 2009.  Mr. Fusco directs and oversees all of the Bank’s technology functions and Bank programs for information security, project management, records management, vendor management and business continuity. Mr. Fusco has been with the Bank since March 1987.  During his 28-year tenure, he has held various management positions in Information Technology, including IT Director starting in 2000 and Chief Technology Officer starting in 2006. Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook. He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking. Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York.

Adam Goldstein was named Chief Business Officer in December of 2015.  In this role, he leads the sales, marketing and research activities for all business lines.  In addition, he manages the Bank’s Mortgage Partnership Finance® Program.  Mr. Goldstein previously served as the Head of Sales, Business Development and Marketing.  Mr. Goldstein joined us in June 1997 and has held a number of key positions in our Sales and Marketing areas.  He has been a member of the Bank’s Management Committee since 2008.  In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University, and in Finance from The New York Institute of Finance.

Paul B. Héroux was named Chief Bank Operations Officer and Community Investment Officer in December 2015.  In this role, he oversees several functions, including Credit and Correspondent Services, Collateral Services and Community Investment/Affordable Housing Operations.  Prior to this, he was Head of Member Services from 2004 to 2015.  Mr. Héroux joined the Bank in 1984 as a Human Resources Generalist and served as the Director of Human Resources from 1988 to 1990.  During his tenure, he has held other key positions including Chief Credit Officer and Director of Financial Operations.  He received an undergraduate degree from St. Bonaventure University and is a graduate of the Columbia Senior Executive Program as well as the ABA Stonier National Graduate School of Banking.  Prior to joining us, Mr. Héroux held positions at Merrill Lynch & Co. and E.F. Hutton & Co.

Kevin M. Neylan became Chief Financial Officer on March 30, 2012.  Mr. Neylan is responsible for overseeing the Bank’s Accounting, Strategic Planning and Capital Markets functions.  He has held several positions with strategic planning, finance and administrative responsibilities since joining us in April 2001.  Immediately prior to becoming the CFO, Mr. Neylan was the Head of Strategy and Finance, and served as the Head of Strategy and Business Development from January 2009 through December 2011. Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining the Bank, and was previously a partner in the financial services consulting group of one of the Big Four accounting firms.  He holds an M.S. in corporate strategy from the MIT Sloan School of Management and a B.S. in management from St. John’s University (NY).

Philip A. Scott was named Chief Capital Markets Officer in September 2014, after serving as Director of Trading in the Capital Markets department, managing debt issuance and advance positions.  He is responsible for all facets of balance sheet management including the Bank’s investments portfolio, advances position, funding, and debt issuance.  He serves as chair of the Bank’s Asset Liability Management Committee.  Mr. Scott joined the Bank’s Capital Markets department in August of 2006, following 23 years of experience in the markets and on Wall Street where he was a trader and desk manager of interest rate products at Citibank, Deutsche Bank, and Credit Lyonnais.  He received a Bachelor’s Degree in Economics from Tufts University and holds a Master’s degree in Finance and Economics from the Kellogg School of Management at Northwestern University.

Jonathan R. West assumed the role of Senior Vice President, Chief Legal Officer for the Bank on May 1, 2015.  Mr. West left the Federal Home Loan Bank of Indianapolis (FHLBI) on December 31, 2014 having served as its Executive Vice President - Chief Operating Officer - Business Operations since July 30, 2010.  He was appointed by the FHLBI’s Board to serve as Acting Co-President - CEO from April through July 2013.  From 1994 to 2010, Mr. West served as Senior Vice President - Administration, General Counsel, Corporate Secretary & Ethics Officer having started with the FHLBI in July 1985 as Associate Legal Counsel.  From 1983 to 1985, Mr. West was an Associate with the Indianapolis, Indiana law firm of White & Raub and practiced in the areas of insurance and corporate law.  Mr. West is a Phi Beta Kappa, B.A. with Distinction graduate in political science and psychology from Indiana University’s College of Arts and Sciences, and earned an M.B.A from Indiana University Kelley School of Business and a J.D. from Indiana University School of Law — Indianapolis.  Mr. West is licensed to practice law in the state of Indiana and is registered to serve as In-House Counsel in the state of New York.  Mr. West is a Member of the American Bar Association, and serves on its business law committee and its derivatives, futures and securitizations section.

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions.  For the period from January 1, 2015 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Jay M. Ford (Chair), Thomas L. Hoy (Vice Chair), John R. Buran, Kevin Cummings, Caren Franzini, Jim Fulmer, Joseph J. Melone, Monte N. Redman, and Larry E. Thompson.

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

Achieving the Bank’s Mission

We operate in a very competitive market for talent. Without the capability to attract, motivate and retain talented employees, the ability to fulfill our mission would be in jeopardy. All employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring a variety of skills. Our employees not only have the appropriate talent and experience to execute our mission, but they also possess skill sets that are difficult to find in the marketplace. In this regard, as of December 31, 2015, we employed 273 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $123.2 billion in assets.

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

3.              Review salary adjustments for Chief Executive Officer and for the other Management Committee members (in which Committee includes all Named Executive Officers of the Bank (the “NEOs”));

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

The Board has delegated to the C&HR Committee the authority to approve fees and other retention terms for: i) any compensation and benefits consultant to be used to assist in the evaluation of the Chief Executive Officer’s compensation; and ii) any other advisors that it shall deem necessary to assist it in fulfilling its duties. The Charter of the C&HR Committee is available in the Corporate Governance section of our web site located at www.fhlbny.com.  The role of Bank management (including Executive Officers) with respect to compensation is limited to administering Board-approved programs and providing proposals for the consideration of the C&HR Committee. No member of management serves on the Board or any Board committee.

Regulatory Oversight of Executive Compensation

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

The Bank is exempt from SEC proxy rules and as such does not provide shareholder advisory “say on pay” votes regarding executive compensation.

How We Stay Competitive in the Labor Market

The September 2015 Board-approved Compensation Policy acknowledges and takes into account our business environment and factors to remain competitive in the labor market. The major components of the Compensation Policy, which is currently in effect, include the following:

•                  The Bank will focus on Regional/Commercial Banks $20B+ in assets within the Metro New York Market (where available) as the “Primary Peer Group” for benchmarking at the 50th percentile of the market total compensation (base pay + incentive compensation) for establishing competitive pay levels.

•                  The Bank will use other Federal Home Loan Banks as a “Secondary Peer Group”“for benchmarking at the 75th percentile of the market total compensation for establishing competitive pay levels.

•                  Use publicly available data from Regional/Commercial Banks $5-20B in assets for the five NEOs at the 50th percentile of market total compensation (base pay + incentive compensation) for establishing competitive pay levels.

•                  For jobs within Risk and Capital Markets and other specialty areas not in ready supply within the Regional Banks, the Bank will use a customized peer group of Banks with $50B+ in assets including Bulge Bracket banks (i.e. investment banks) at the 25th and 50th percentile to reflect realistic recruiting pressures in the Metro New York market.

•                  Bank Management Committee members will be matched one position level down versus Commercial/Regional Banks, and Officers and below will be matched against ‘like-for-like’ jobs versus other Federal Home Loan Banks and the publically available proxy data.

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

The Total Compensation Program

In response to the challenging economic environment in which we operate, compensation and benefits consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan (“DB Plan”); the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”) and (c) health and welfare programs and other benefits which are listed in Section IV C below. These components, along with certain benefits described in the next paragraph, comprised our total compensation program for 2015, and are discussed in detail in Section IV below.

This CD&A provides information related to the total compensation program provided to our NEOs for 2015 — that is, our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the total compensation program and the elements of compensation provided to our NEOs. These compensation programs are not exclusive to the NEOs; they also apply to employees as explained throughout the CD&A.

I. Objectives of the total compensation program

The objectives of the total compensation program (described above) are to help motivate employees to achieve consistent and superior results, taking into account prudent risk management, over a long period of time. We also provide a program that allows us to compete for and retain talent that otherwise might be lured away.

In accordance with the Board-approved Compensation Policy, we evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits in determining market competitiveness every third year after the date we complete the final implementation of Board-approved total compensation program design changes.

In September 2011, the C&HR Committee engaged compensation specialists Aon Consulting, Inc., and its subsidiary, McLagan Partners, Inc. (collectively referred to as “Aon”), which focuses on executive compensation, to perform a broad and comprehensive review of all the compensation and benefits programs for all employees, including NEOs.  Aon had been engaged by the C&HR Committee to perform the prior review. In addition, Aonhad, prior to this engagement, been retained to provide actuarial assumptions and valuations for the retiree medical benefits plan, and had also reviewed actuarial assumptions and valuations used by the administrator of our Defined Benefit and Benefit Equalizations Plans. Aon had also been previously engaged to provide recommendations to the C&HR Committee for compensation consulting purposes.

Aon utilized the same peer groups, commercial banks, as the prior review for “benchmarking” purposes (that is, for purposes of comparing levels of benefits and compensation). The firms within this peer group were originally selected after consideration of various factors.  Among the factors considered were firms that were either business competitors or labor market competitors (focusing attention on firms either headquartered or having major offices in the same or similar geographic markets), and firms similar in size (assets, revenues and employee population). Through Aon’s experience working with other Federal Home Loan Banks and through direct interviews with the senior management, Aon identified the current and future skill sets needed to meet the business objectives and also noted that we tended to hire employees from, and lose employees, to certain institutions.

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

In February 2014, upon further recommendation by Aon, the Board also approved additional changes to the Bank’s retirement plans implemented beginning July 1, 2014. Changes to the Bank’s benefits plans include:

•                  The Qualified Defined Benefit Plan formula for Non-Grandfathered employees hired on or after July 1, 2014 was reduced from 2.0% to 1.5% of the employee’s highest 5-consecutive-year average earnings for new employees  (please refer to the “(i) Qualified Defined Benefit Plan” section under the heading “Retirement Benefits” below for further information);

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

The Board also approved further changes to the Bank’s current healthcare plan and retiree medical plan effective January 1, 2015 for all employees as described below:

•                  Retiree Medical benefits were eliminated for employees who are not age 55 and have 10 years of employment service as of January 1, 2015  (please refer to the “Retiree Medical” section under the heading “Health and Welfare Programs and Other Benefits” below for further information);

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

•                  Establishment of a new High Deductible Health Plan (“HDHP”) (please refer to the “Medical and Dental” section under the heading “Health and Welfare Programs and Other Benefits” below for further information); and

•                  Adding a Health Saving Account (“HSA”) which replaced the Bank’s previous Healthcare Flexible Spending Account (please refer to the “Flexible Spending Accounts” section under the heading “Health and Welfare Programs and Other Benefits” below for further information).

A representative list of the peer group that was used in the Aon healthcare and welfare benefits study in 2013 is set forth in the table below. For the firms listed below that had multiple lines of business, the Bank benchmarked total compensation against the wholesale banking functions at those companies.

Ally Financial Inc	JP Morgan	Federal Home Loan Bank of Boston
FifthThirdProcessing Solutions	PNC Financial	Federal Home Loan Bank of Dallas
G.E. Capital	Standard Bank	Federal Home Loan Bank of Des Moines
BMO Financial Group ING	Federal Home Loan Bank of Atlanta	Federal Home Loan Bank of Indianapolis

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

All of the elements of the total compensation program are available to all employees, including NEOs, except with respect to: 1) the Incentive Compensation Plan (“IC Plan”); 2) Deferred Incentive Compensation Plan; and 3) the Nonqualified Defined Benefit Equalization Plan (“DB BEP”).  Participation in the Incentive Plan is offered to all exempt (non-hourly) employees. Exempt employees constitute 92% of all employees as of year-end 2015.

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

We are prohibited by law from offering equity-based compensation, and we do not currently offer long-term incentives. However, many of the firms in our peer groups do offer these types of compensation. Our total compensation program takes into account the existence of this other types of compensation by offering a defined benefit and defined contribution plan to help effectively compete for talent. Senior and mid-level employees are generally long-tenured and would not want to endanger their pension benefits to achieve a short-term financial gain.

We do not structure any of our compensation plans in a way that inappropriately encourages risk taking. As described in Section IV.A.2. below, the rationale for having the equally-weighted Bank wide goals of Return and Risk within the Incentive Plan is to motivate management to take a balanced approach to managing risks and returns in the course of managing the business, while at the same time ensuring that we fulfill our mission.  In addition, Incentive Plan participants employed in the Risk Management Group have a higher weighting on the “Risk” component of the Business Effectiveness goal category than Incentive Plan participants that are not employed in the Risk Management Group.  Risk Management Group participants have a 40% weighting on the “Return” Goal portion and the remaining at 30% for a total Business Effectiveness weighting of 70%.

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

IV. Explanation of why we provide each element of total compensation

Our Compensation Policy

The Compensation Policy was established to help identify the Bank’s peer group that it competes against for talent; to benchmark jobs; and serve as the basis for analyzing the competitiveness of compensation and benefit programs to help ensure alignment with the marketplace.

In September 2011, the Committee approved the use of a multi-level approach to compensation benchmarking that was proposed by McLagan for use during the review of the Bank’s total compensation program that was initiated in 2012. The Committee approved the use of (1) Commercial Banks (former “bulge bracket” investment banks were specifically excluded and data for the Metro New York area was used where available); (2) Federal Home Loan Banks; and (3) Publicly-available proxy data for banks with assets between $5B and $20B.

McLagan also used salary rank from the proxies from publicly-traded banks. Salary rank compares a firm’s top paid incumbents against the market’s top paid incumbents regardless of position. Per the Bank’s Compensation Policy, McLagan used median data as the initial benchmark statistic for commercial banks and proxy benchmarks and the high quartile (75th percentile) is used for the Federal Home Loan Bank system benchmarks.

Beginning in 2014, the Bank began to experience the impact of the improvement in the economy and financial markets with an increase in turnover for certain positions in risk management, information technology and other areas. The Bank continues to be challenged in attracting replacements who meet our job requirements and that would accept a position within the Bank’s compensation structure. The Bank’s compensation structure is based on its history as a Government Sponsored Enterprise even though some Bank positions require skill sets similar to those required in Wall Street firms. In addition, as a wholesale bank the Bank manages large and complex risks with a small employee population within one of the most expensive geographic locations in the United States.

In certain cases, the Bank discovered that our current pay scales for a position were not allowing us to recruit the talent that we needed.  As a result, McLagan was engaged to explore options that would help with the retention and recruitment of employees in these areas and to help ensure that our compensation structure is not negatively affected by these atypical hiring pay packages.

In alignment with McLagan’s recommendations, the Board approved changes to our Compensation Policy in September 2015.  The Board-approved Compensation Policy is outlined above.  Please refer to the Introduction section under the heading “How We Stay Competitive in the Labor Market” for an explanation of the Bank’s Board-approved Compensation Policy.

It should be noted that, due to the fact that we conduct detailed benchmarking for only one-third of the officer positions on an annual basis with respect to cash compensation, the effectiveness of the benchmarking program can be demonstrated only once every three years. However, NEOs are benchmarked every year and the effectiveness of the benchmarking program can be demonstrated annually.

Compensation Benchmarking

Aon, our benefits consultant, began reporting directly to the C&HR Committee in 2011. In September 2011, the Bank’s benchmarking methodology was refined and approved by the C&HR Committee for future use during the review of the Bank’s total compensation program. Since 2012, AON has benchmarked NEO salaries for the purpose of supporting annual salary increases, as required by the Finance Agency. As a result, AON has recommended to the C&HR Committee salary adjustments for NEOs in accordance with market data, and these adjustments have been approved by the C&HR Committee.

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

In November of 2015, the C&HR Committee determined that merit-related officer base pay increases for 2016 would be 2.5% for officers rated “Meets Requirements”; 3.25% for officers rated “Exceeds Requirements”; and 4.25% for officers rated “Outstanding” for their performance in 2015.

To comply with the Finance Agency requirement that the FHLBanks submit all compensation actions involving a NEO to the Finance Agency for review at least four weeks in advance of any planned board of directors’ decision with respect to those actions, we submitted the proposed merit increase percentages for 2015 performance for the NEOs in November of 2014.  In addition, to help support the proposed merit increases, the Finance Agency required that a compensation benchmarking analysis be submitted.  The analysis was performed by McLagan.

Aon used three peer groups in establishing competitive market pay from 2012-2014:

* Commercial Banks (former “bulge bracket” investment banks were specifically excluded). Data for the Metro New York area was used where available;

* Federal Home Loan Banks; and

* Publicly-available proxy data for banks with assets between $5B and $20B

Aon also used salary rank from the proxies from publicly-traded banks. Salary rank compares a firm’s top paid incumbents against the market’s top paid incumbents regardless of position.

Per the Bank’s Compensation Policy, Aon used median data as the initial benchmark statistic for commercial banks and proxy benchmarks and the high quartile is used for the Federal Home Loan Bank system benchmarks. Higher/lower benchmark statistics were used to account for larger/smaller responsibilities. The value of retirement plans and other benefits, including the defined benefit pension plans were not represented in this analysis and will be addressed in the total compensation review as stated above.

For 2015, Aon used the Compensation Policy that was approved by the Board in September 2015 (details of which are provided above).

Please refer to the introduction section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program.

The results of the compensation benchmarking analysis and the proposed merit increases for the NEOs were submitted to the Finance Agency, and we received a “non-objection” letter to pay the merit increases, effective January 1, 2016.

A representative list of the peer group that was used in the compensation benchmarking analysis, excluding all healthcare and welfare benefits analysis as addressed above, is set forth in the table below.

Market Data Participants — Commercial Banks and FHLBanks used for 2015 market pay analysis:

Bank of America	Federal Home Loan Bank of Atlanta	Northern Trust Corp
BB&T Corp	Federal Home Loan Bank of San Francisco	PNC Bank
BBVA Compass	Fifth Third Bank	Regions Financial Corporation
BMO Financial Group	GE Capital	Santander Holdings
BNY Mellon	Goldman Sachs Group	State Street Corp
Capital One	Huntington Bancshares	SunTrust Banks
Charles Schwab	HSBC	TD Securities
Citigroup	JP Morgan	United Service Automobile
Citizens Financial	KeyCorp	U.S. Bancorp
Comerica	M&T Bank Corporation	Wells Fargo Bank
Deutsche Bank	Morgan Stanley	Zions Bancorp
Discover Financial	MUFG Americas Holdings

2. Incentive Compensation Plan

a) Overview of the 2015 Incentive Compensation Plan

The objective of the Bank’s 2015 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2015 Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2015 Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance and to individual performance. All salaried exempt employees are eligible to participate in the 2015 Plan. Awards under the 2015 Plan were calculated based upon performance during 2015 and paid to participants on March 13, 2016.  We received a “non-objection” from the Finance Agency to pay the Plan awards to NEOs, subject to the deferral feature for Management Committee participants discussed below.  The 2015 Plan was developed in accordance with regulations issued by and other guidance received from the Finance Agency.

When employees are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement”; or “Unsatisfactory”.  Incentive Compensation Plan awards are only paid to participants who have attained at least a specified threshold rating within the “Meets Requirements” category on their individual performance evaluations and do not have any unresolved disciplinary matters.  Also, Incentive Plan participants that were rated as “Exceeds Requirements” or “Outstanding” on their individual performance evaluations receive an additional 3% or 6%, respectively, of their base salary in the form of a separate cash award.

b) Bankwide Performance Goals

Bankwide performance goals, which are approved by the Board of Directors, are established to address the Bank’s business operations, mission and to help management focus on what it needs to succeed. Actual results of each goal are compared against the three benchmarks (threshold, target and maximum) that were established for the Incentive Plan year. The Incentive Compensation Plan participant receives a payout based on the benchmark level that is met for each goal.

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

The actual results for each goal may fall between two benchmark levels. When this happens, the payout figures are interpolated for results that fall between the two applicable ranges; either threshold and target, or target and maximum. For example, if the actual results fall between target and maximum, the Incentive Plan participant will receive the payout for achieving target plus an additional amount for the excess over target. This calculation is performed for each Bankwide goal. For each goal, there is no payout if the actual result does not reach the threshold, and the payout is capped at maximum.

The 2015 Bankwide goals are organized into three broad categories and are presented in the charts below. These charts contain:

•                  a description of each of the goals and their respective weightings as a percentage of the Bankwide goals;

•                  an explanation of each Bankwide goal measure and how each goal meets its stated purpose; and

•                  actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

(i) Business Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
BUSINESS EFFECTIVENESS (1)		70% of Bankwide Goal

Return Component- Dividend Capacity as forecasted in the 2015 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	35%	3.81%	4.48%	5.38%	4.86%

Risk Component -The 2015 Bankwide Risk goal consists of two equally weighted components, each with five complementary factors or metrics. Each metric will be evaluated on PASS/FAIL basis. Each component must have at a minimum three PASS rated metrics to qualify for incentive compensation. The more measures that receive PASS ratings, the higher the potential award.

	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.

Risk Component —Market, Capital and Earnings (“MCE”) Risk Exposure. The five metrics for the MCE Component are: 1) Market Value at Risk (VaR); 2) Equity Sensitivity (Downside); 3) Dividend Sensitivity; 4) Capital Stock Protection; and 5) Total Risk Financed. Each metric will be evaluated on PASS/FAIL basis. Each component must have at a minimum three PASS rated metrics to qualify for incentive compensation. The more measures that receive PASS ratings, the higher the potential award.	Attempts to broadly cover financial risks within the Bank’s book of business.	24.5%	3	4	5	5

Risk Component—Operations and Controls (“BOC”) Exposure. The BOC Component attempts to focus on the effectiveness of controls used to manage the risks associated with business activities and operational processes. The five metrics for BOC measure are: 1) Operational Exceptions; 2) Controls over Financial Reporting; 3) Control Awareness and Sustainment Training; 4) Protection of Information Assets; and 5) Information Technology General Controls.  Each metric will be evaluated on PASS/FAIL basis. Each component must have at a minimum three PASS rated metrics to qualify for incentive compensation. The more measures that receive PASS ratings, the higher the potential award.

	Attempts to focus on the effectiveness of controls used to manage the risks associated with business activities and operational processes.	10.5%	3	4	5	5

(1)

Business Effectiveness comprises both Return and Risk Goals. The Return and Risk Goals are linked and create a beneficial tension through the tradeoffs in managing one versus the other. These goals are weighted exactly the same; this motivates management to act in ways that are aligned with the Board’s wishes as we understand them, i.e., to have management achieve forecasted returns while managing risks to stay within prescribed risk parameters. Plan participants employed in the Risk Management Group have a higher weighting on the “Risk” component of the Business Effectiveness goal category than Plan participants that are not employed in the Risk Management Group. Risk Management Group participants have a 30% weighting on the “Return” Goal portion and the remaining at 40% for a total Business Effectiveness weighting of 70%. The change in the weightings of the Business Effectiveness goal is to help ensure that the Bank places more emphasis on risk metrics for the Risk Management Group.

(ii) Growth Effectiveness Goal

The Risk Goals are intended to encourage management to balance those actions taken to enhance earnings (i.e., Dividend Capacity) with actions that are needed to appropriately manage risk levels in the business. Preserving the value of member paid-in capital and providing a predictable dividend are important ways that the Bank helps to provide value to stockholders.

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

GROWTH EFFECTIVENESS (2)		15% of Bankwide Goals

Number of New Member Institutions	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.75%	4/$3.5B	8/$7B	16/$14B	11/$300B

Number of New/Return Borrowers	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.75%	11	16	32	26

Advance Volume-Average Balance Advances	Aligns with philosophy of being an “advances bank”.	4.5%	$79.30B	$93.29B	$111.95B	$89.94B

Market Share — Calculated by comparing members’ outstanding advances against a pool of alternative wholesale funding sources.	Helps the Bank gauge its competitive position against a variety of wholesale funding alternatives used by members. Strengthens the franchise as an “advances bank”.	3.0%	44.00%	48.00%	50.00%	47.71%

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

(iii) Community Investment Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

COMMUNITY INVESTMENT EFFECTIVENESS (3)		15% of Bankwide Goal

Project/Program Specific Applications Approved	Supports the provision of liquidity to members for housing and community development activities	5.25%	$1.867B	$2.075B	$2.386B	$2.177B

Total Executed Mission-Related Transactions	Supports the provision of liquidity for housing and community development activities. Includes investments in Housing Finance Agency bonds.	3.75%	$1.240B	$1.378B	$1.584B	$1.976B

Dollar Amount of Letters of Credit Issued	Supports the provision of liquidity for housing and community development activities	3.0%	$80.1B	$89.0B	$102.35B	$103.931B

Community Investment Outreach and Technical Assistance	Supports the promotion, understanding and use of the Bank’s housing and community lending programs	3.0%	26	29	33	57

(3)               The Community Effectiveness Goal was implemented as a composite of several programs and activities as all of these components contribute to how the Bank achieves its mission-related housing and community development activities.

Overall, the weighted average result for Bankwide goals was 60.5% above target. The weighted average result for the Risk Management Group was 69.0% above target. Payments are interpolated between the target and maximum amounts.

c) Clawback Provision of the Incentive Compensation Plan

Beginning with the 2010 IC Plan, we added a clawback provision to the Incentive Plan that currently reads as follows:

If, within 3 years after an incentive has been paid or calculated as owed to a Participant who is a member of the Bank’s Management Committee, it is discovered that such amount was based on the achievement of financial or operational goals within this Plan that subsequently are deemed by the Bank to be inaccurate, misstated or misleading, the Board shall review such incentive amounts paid or owed. Inaccurate, misstated and/or misleading achievement of financial or operational goals shall include, but not be limited to, overstatements of revenue, income, capital, return measures and/or understatements of credit risk, market risk, operational risk or expenses.

If the Board determines that an incentive amount paid or considered owed to the Participant (the “Awarded Amount”) would have been a lower amount when calculated barring the inaccurate, misstated and/or misleading achievement of financial or operational goals (the “Adjusted Amount”), the Board shall, except as provided below, seek to recover to the fullest extent possible the difference between the Awarded Amount and the Adjusted Amount (the “Undue Incentive Amount”).

The Board may decide to not seek recovery of the Undue Incentive Amount if the Board determines that to do so would be unreasonable or contrary to the interests of the Bank.  In making such determination, the Board may take into account such considerations as it deems appropriate including, but not limited to (a) whether the Undue Incentive Amount is immaterial in impact to the Bank; (b) whether the Participant engaged in any intentional or unlawful misconduct that contributed to the inaccurate, misstated and/or misleading information; (c) whether the change in the applicable achievement level was a result of circumstances beyond the control of management; (d) the likelihood of success to recover the claimed Undue Incentive Amount under governing law versus the cost and effort involved; and (e) whether seeking recovery could prejudice the interests of the Bank. The decision by the Board to seek recovery of an Undue Incentive Amount need not be uniform amongst Participants. Authority of the Board under this Article XI may be delegated to the Committee, but may not be delegated to the President.

If the Board determines to seek recovery of any or all of the Undue Incentive Amount (the “Recovery Amount”) pursuant to this Article XI, it will make a written demand from the Participant for the repayment of the Recovery Amount. Subject to the provisions of Schedule B regarding the forfeiture of unpaid amounts, if the Participant does not within a reasonable period, after receiving the written demand, provide repayment of the Recovery Amount, and the Board determines that he or she is unlikely to do so, the Board may seek a court order against the Participant for repayment of the Recovery Amount.

d) Deferred Portion of Incentive Compensation Plan

A deferral portion of the IC Plan (“DICP”) was implemented beginning on January 1, 2012 for members of the Bank’s Management Committee. Such deferred compensation plan provides that the payments made to Management Committee members under the IC Plan are deferred and will be made as described below.

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

For the Plan years 2012-2014, each deferred payment could be increased or decreased by 25% based on the Bank’s performance on Market Value of Equity to Par Value of Capital Stock performance scorecard (“MVE”) and other performance measures as outlined in the table below.

For the 2015 Plan year, the C&HR Committee approved changes to the payment of the deferral amount as follows:

•                  If the MVE ratio is equal to or greater than 100%, eligible participants will become qualified to receive the deferral payment.  If MVE is less than 100%, then a participant would receive no payment for that year.

•                  The Bank will pay an interest rate on the deferred amount equal to the Bank’s return on equity over the deferral period, subject to a floor of zero.

The first deferred payment that will be affected by this change will be under the 2015 Incentive Compensation Plan and the first deferred installment in 2016.

An executive who terminates employment with the Bank other than for “good reason” or who is terminated by the Bank for “cause” will forfeit any portion of the Deferred Incentive Award that has not yet been paid. In addition, the Deferred Incentive Award will be paid, if otherwise earned, in full in the event of the executive’s death or disability, or a “change in control” (as defined in the DICP).

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

B. Retirement Benefits

Introduction

The Qualified Defined Benefit Plan, Qualified Defined Contribution Plan, and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan, were elements of the Bank’s total compensation program in 2015 intended to help encourage the accumulation of wealth by consistent and superior results from qualified employees, including NEOs, over a long period of time.

These benefits (in addition to the Health and Welfare Programs and Other Benefits noted in Section IV C below) were part of our strategy to compete for and retain talent that might otherwise be lured away from the Bank by competing financial enterprises who offer their employees long-term incentives and equity-sharing opportunities- forms of compensation that we do not offer.

Thrift Restoration Plan

Starting in 2010, the Board approved the establishment of a Thrift Restoration Plan for certain members of former nonqualified plans.  Former participants of a terminated Nonqualified Deferred Compensation Plan program, who would have been otherwise eligible for a match in the amount of 6% of base pay in excess of IRS limitations ($265,000 for 2015), will continue to receive an additional annual cash payment in an amount equal to 6% of the base pay in excess of the IRS limitation.

Profit Sharing Plan

In 2010, the Board approved the establishment of a Profit Sharing Plan for certain members of former nonqualified plans.  Former participants of a terminated nonqualified Profit Sharing Plan, a provision of an amount equal to 8% of the prior year’s base pay and short-term incentive payment to the extent the requirements under the Bank’s Short Term IC Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan.

1. Qualified Defined Benefit Plan

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

For participants identified herein as “Non-Grandfathered”, the DB Plan provides a benefit of 2.0% of a participant’s highest consecutive 5-year average earnings (as opposed to consecutive 3-year average earnings as provided to Grandfathered participants), multiplied by the participant’s years of benefit service, not to exceed 30 years. Earnings are defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code limit. The Normal Form of Payment is a life annuity (i.e., an annuity paid until the death of the participant), as opposed to a guaranteed twelve-year payout as previously provided to Grandfathered participants. In addition, for the Non-Grandfathered participants, the cost of living adjustments (“COLAs”) are no longer provided on future accruals (as opposed to a 1% simple interest COLA beginning at age 66 as previously provided).

For participants who were hired on or after July 1, 2014, the DB Plan provides a benefit of 1.50% of a participant’s highest consecutive 5-year average earnings, multiplied by the participant’s years of benefit service, not to exceed 30 years.  Earnings are defined as base salary only, subject to the annual Internal Revenue Code limit.

The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008 and July 1, 2014:

DEFINED BENEFIT PLAN PROVISIONS	GRANDFATHERED EMPLOYEES	NON-GRANDFATHERED EMPLOYEES	PARTICIPANTS HIRED ON OR AFTER JULY 1, 2014

Benefit Multiplier	2.5%	2.0%	1.5%

Final Average Pay Period	High 3-Year	High 5-Year	High 5-Year

Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity	Life Annuity

Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None	None

Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent	Actuarial Equivalent

*Vesting	20% Per Year Commencing Second Year of Employment	5-Year Cliff	5-Year Cliff

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

Final Average Pay Period —The period of time that an employee’s salary is used in the calculation of that employee’s benefit. For Grandfathered Employees, the Benefit Multiplier, 2.5%, is multiplied by the average of the employee’s three highest consecutive years of salary multiplied by that employee’s years of service, not to exceed thirty years at the date of termination. For Non-Grandfathered Employees, any accrued benefits prior to July 1, 2008, the accrued Benefit Multiplier mirrors the Grandfathered Employees at 2.5%. For non-grandfathered employees benefits accrued after July 1, 2008, a Benefits Multiplier of 2% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary.  For non-grandfathered employees, benefits accrued after July 1, 2014, a Benefits Multiplier of 1.50% is multiplied by the employee’s years of service (total service not to exceed thirty years) multiplied by the average of the employee’s five highest consecutive years of salary.

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

Vesting — Grandfathered Employees are entitled, starting with the second year of employment service, to 20% of his/her accumulated benefit per year. As a result, after the sixth year of employment service, an employee will be entitled to 100% of his/her accumulated benefit. Non-Grandfathered Employees who entered the DB Plan on or after July 1, 2008 will not receive such benefit until such employee has completed five years of employment service. At that point, the employee will be entitled to 100% of his/her accumulated benefit. The term “5-Year Cliff” is a reference to the foregoing provision. Grandfathered and Non-Grandfathered Employees already participating in the DB Plan prior to July 1, 2008 will vest at 20% per year starting with the second year through the fourth year of employment service and will be accelerated to 100% vesting after the fifth year.

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

The Bank’s practice is to attempt to maintain “economic” funding levels for the DB Plan; therefore in the last two years we made contributions to the DB Plan in amounts greater than the minimum required contribution as determined actuarially under current pension rules as defined by Highway and Transportation Funding Act of 2014 (“HATFA”) and the 2012 Moving Ahead for Progress Act for the 21st Century (“MAP-21”).

2. Nonqualified Defined Benefit Portion of the Benefit Equalization Plan

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

The DB BEP is an unfunded arrangement.  However, we established a grantor trust to assist in financing the payment of benefits under these plans. The trust was approved by the Nonqualified Plan Committee in March of 2006 and established in June of 2007.  The Bank’s practice is to maintain assets in the grantor trust at a level up to the Accumulated Benefit Obligation for the DB BEP; the financing levels are reviewed annually.

The Nonqualified Plan Committee administers various operational and ministerial matters pertaining to the DB BEP. These matters include, but are not limited to, approving employees as participants of the DB BEP and approving the payment method of benefits. The Nonqualified Plan Committee is chaired by the Chair of the C&HR Committee; other members include another Board Director who is a member of the C&HR Committee, our Chief Financial Officer, and the Director of Human Resources. The Nonqualified Plan Committee reports its actions to the C&HR Committee by submitting its meeting minutes to the C&HR Committee on a regular basis.

3. Qualified Defined Contribution Plan

Employees who have met the eligibility requirements contained in the Pentegra Qualified Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month following three full calendar months of employment.

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2015 was $18,000 for employees under the age of 50. An additional “catch up” contribution of $6,000 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year.

Effective July 1, 2014, the previous waiting period of five years of service to receive the match of 6% was eliminated.  If an employee contributes at least 4% of base salary, the Bank provides the maximum employer match of 6% of elective contributions upon plan entry.   If an employee contributes less than 4% of base salary, the Bank will match at a rate of 150% of elective contributions.  Contributions of less than 2% of base salary receive a match of 2% of the employee’s base salary or $34.61 per pay period (whichever is less).

C. Health and Welfare Programs and Other Benefits

In addition to the foregoing, we offer a comprehensive benefits package for all regular employees (including NEOs) which include the following significant benefits:

Medical and Dental

Employees can choose preferred provider, open access or managed care medical plans. All types of medical coverage include a prescription benefit. Dental plan choices include preferred provider or managed care. Employees contribute to cover a portion of the costs for these benefits.  Effective January 1, 2015, the medical plans were replaced with a HDHP which includes an HSA.  In order for the healthcare plan to be eligible for an HSA account, the IRS requires that plan deductibles and maximum out-of-pocket limits be increased and pharmacy benefits be paid only after the deductible is met.  The Bank established, and contributed to, employee HSA accounts on January 1, 2015 to offset costs associated with these changes.

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

	Provisions for Grandfathered	Provisions for Non- Grandfathered	Provisions For Retirees
	Retirees	Retirees	January 1, 2015 and After
Plan Type	Defined Benefit	Defined Dollar Plan	Defined Dollar Plan

Medical Plan Formula	1) Same coverage offered to active employees prior to age 65	1) Retiree (and covered individual), is eligible for $45/month x years of service after age 45, and has attained the age of 62. There is a 3% Cost of Living Adjustment each year.	1) Retire (and covered individual), is eligible for $26.87/month x years of service after age 45, and has attained the age of 62. The 3% Cost of Living Adjustment is eliminated.

	2) Supplement Medicare coverage for retirees age 65 and over	2) Retiree (and covered individual) is eligible for $25/month x years of service after age 45 and after age 65. There is a 3% Cost of Living Adjustment each year.	2) Retiree (and covered individual) is eligible for $14.93/month x years of service after age 45 and after age 65. The 3% Cost of Living Adjustment is eliminated.

Employer

Cost Share Examples:	0% for Pre-62	$0 for Pre-62 Pre-65/Post-65	$0 for Pre-62 Pre-65/Post-65

10 years of service after age 45	50% for Post-62	$5,400/$3,000/Annually	$3,224/$1,792/Annually

15 years of service after age 45	62.5% for Post-62	$8,100/$4,500/Annually	$4,837/$2,687/Annually

20 years of service after age 45	75% for Post-62	$10,800/$6,000/Annually	$6,449/$3,583/Annually

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

Employee Assistance Program

Employee assistance counseling is available at no cost to employees. This is a Bank-provided benefit that allows employees to anonymously speak to a 3rd party provider regarding various issues such as stress, finance, smoking cessation, weight management and personal therapy.

Educational Development Assistance

Educational Development Assistance provides tuition reimbursement, subject to the satisfaction of certain conditions.

Voluntary Life Insurance

Employees are afforded the opportunity to purchase additional life insurance for themselves and their eligible dependents.

Long-Term Care

Employees are afforded the opportunity to purchase Long-Term Care insurance at their expense for themselves and their eligible dependents.

Fitness Center Reimbursement

Fitness center reimbursement, up to $350 per year, is available to all employees subject to the satisfaction of certain criteria.

Service Award

We provide employees, including NEOs, who are employed at the Bank for 10 years or more with a service award.  This award is presented after 10 years in increments of 5 years.  The award ranges from $250 - $1,000.

Perquisites

Perquisites represent expenditures totaling less than $10,000 for the year 2015 per NEO.

D. Severance Plan and Executive Change in Control Agreements

1. Severance Plan

Other than as described below, all Bank employees are employed under an “at will” arrangement.  Accordingly, an employee may resign employment at any time and the Bank may terminate the employee’s employment at any time for any reason with or without cause.

Severance benefits to an employee in the event of termination of his or her employment may be paid in accordance with the Bank’s formal Board-approved Severance Plan (“Severance Plan”) available to all Bank employees who work twenty or more hours a week and have at least one year of employment.

Severance benefits may be paid to employees who:

(i) are part of a reduction in force;

(ii) have resigned from the Bank following a reduction in salary grade, level, or rank;

(iii) refuse a transfer of fifty miles or more;

(iv) have their position eliminated;

(v) are unable to perform his/her duties in a satisfactory manner and is warranted that the employee would not be discharged for cause; or

(iv)  had their employment terminated as a result of a change in control (however, in the event of a change in control that affects the Bank President, the other Bank NEOs, and the Chief Audit Officer, provisions contained in separate Executive Change in Control Agreements shall govern; see below for more information).

An officer shall be eligible for two weeks of severance benefits for each six month period of service with the Bank, but not less than eight weeks of severance benefits nor more than thirty-six weeks of such benefits; in the event of a change in control, the ‘floor’ and ‘cap’ shall be twelve weeks and fifty-two weeks, respectively. Non-officers are eligible for severance benefits in accordance with different formulas.

If the terminated employee is enrolled in the Bank’s medical benefits plan at the time of termination and elects to purchase health insurance continuation coverage, the Bank may provide a lump sum payment in an amount to be determined by the Bank intended to be used in connection with payments by terminated employees related to health insurance. The Bank may also in its discretion arrange for outplacement services.

Payment of severance benefits under the Severance Plan is contingent on an employee executing a severance agreement which includes a release of any claim the employee may have against the Bank and any present and former director, officer and employee.

Severance benefits payable under the Severance Plan shall be paid on a lump sum basis.

2. Executive Change in Control Agreements

Executive Change in Control Agreements (“CIC Agreements”) were executed in January 2016 between the FHLBNY and each of the members of the Management Committee, including the CEO and the other Named Executive Officers, and the Chief Audit Officer, which, as more fully described below, would provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a “change in control” of FHLBNY. Previously, on December 10, 2015, the Federal Housing Finance Agency indicated to FHLBNY that it would have no objection to the FHLBNY entering into agreements containing the severance payment provisions that are included in the CIC Agreements.

The CIC Agreements are effective commencing December 1, 2015 for three (3) years from the date the CIC Agreement is executed. Under the terms of the CIC Agreement, if the executive’s employment with FHLBNY is terminated by FHLBNY without “cause” (as defined in the CIC Agreement) or by the executive for “good reason” (as defined in the CIC Agreement) during the period beginning on the earliest of (a) twelve (12) months prior to the execution by FHLBNY of a definitive agreement regarding a Change in Control, (b) twelve (12) months prior to Change in Control mandated by federal statute, rule or directive, and (c) twelve (12) months prior to the adoption of a plan or proposal for the liquidation or dissolution of FHLBNY, and ending, in all cases, twenty-four (24) months following the effective date of the Change in Control, the executive becomes entitled to certain severance payments and benefits. These payments and benefits include: (i) an amount equal to the product of the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for the CEO, and 1.5 for other CIC Agreement participants; (ii) if the executive is a participant in FHLBNY’s Incentive Compensation Plan (the “Annual Plan”), an amount equal to the product of the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the Annual Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for the CEO, and 1.5 for other CIC Agreement participants; (iii) an amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date; (iv) $15,000, which the executive may put toward outplacement services; (v) $15,000, which the executive may put toward accounting, actuarial, financial, legal or tax services; (vi) additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan of three (3) years for the CEO and one and one-half (1.5) years for other CIC Agreement participants; and (vii) an amount equal to 2.99 times the CEO’s annual matching contribution under the DC Plan and 1.5 times the match for other CIC Agreement participants.

The payments described above are payable in a lump sum within sixty (60) days following the executive’s employment termination date, with the benefits under the BEP being distributed in accordance with the terms of the BEP. All payments and benefits are conditioned on the executive having delivered an irrevocable general release of claims against FHLBNY before payment occurs.  In addition, notwithstanding anything to the contrary, all payments and benefits remain subject to FHLBNY’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the CIC Agreements and in the event that a governmental authority or a court with competent jurisdiction directs that any portion or all of the payments may not be paid to the executive, the executive shall not be eligible to receive, or shall return, such payments.

V. Explanation of how we determine the amount and, where applicable, the formula for each element of compensation

Please see Section IV directly above for an explanation of the mechanisms used to determine employee compensation.

VI. Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. Please refer to the Introduction section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2015, and they are discussed in detail in Section IV above.

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

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2015.

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

The structure of our compensation programs provides evidence of the balanced approach to risk and reward in our culture. The rationale behind the structure of the Incentive Plan and its goals is to motivate management to take a balanced approach to managing risks and returns in the course of managing the business, while at the same time ensuring that we fulfill our mission. The Incentive Plan design is intended to motivate management to act in ways that are aligned with the Board’s wishes to have us achieve forecasted returns while managing risks within prescribed risk parameters. In addition, the goals in the Incentive Plan will not motivate management to increase returns if they require imprudently increasing risk.

We operate with a philosophy that all our employees are risk managers and are, therefore, responsible for managing risk.  It is true that we have separated operational management from risk oversight, and those employees who work in the Risk Management Group have a special responsibility to identify, measure, and report risk.  However, all employees need to be aware of and responsible for managing risks at the Bank, and to consider the risk implications of their decisions. To do otherwise is to relegate the management of risks to a limited number of professionals and allow other managers to believe that managing risks is not part of their jobs.  In our view, such an approach could lead to imprudent risk-taking and may erode the Bank’s value over time.

In addition, we are prohibited by law from offering equity-based compensation, and we do not currently offer long-term incentives. However, many of the firms in our peer group do offer these types of compensation. The total compensation program takes into account the existence of these other types of compensation by offering defined benefit and defined contribution plans to help effectively compete for talent. The defined benefit and defined contribution plans are designed to reward employees for continued strong performance over the course of their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. Senior and mid-level employees are generally long-tenured and we believe that these employees would not want to endanger their pension benefits by inappropriately stretching rules to achieve a short-term financial gain. By definition, these programs are reflective of the low risk culture.

The Finance Agency also has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the Market value of Equity to Capital Stock Ratio Value of membership stock. Also, the Finance Agency reviews all executive compensation plans relative to these principles and such other factors as the Finance Agency determines to be appropriate, including the Bank’s annual Incentive Plan, prior to their becoming effective.

Thus, the Bank’s low risk culture, which is reflected in the compensation policy, leads us to believe that any risks arising from the compensation policies with respect to our employees are not reasonably likely to have a material adverse effect.

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2015 through the date of this annual report on Form 10-K: DeForest B. Soaries, Jr., James W. Fulmer, Gerald H. Lipkin, Christopher P. Martin, Vincent F. Palagiano, C. Cathleen Raffaeli and Monte N. Redman. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship existed in the past.  Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee, or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years ending December 31, 2015, December 31, 2014 and December 31, 2013 (in whole dollars):

Summary Compensation Table for Fiscal Years 2015, 2014 and 2013

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred	All Other
						Incentive	Compensation	Compensation
						Plan	(2),(3)	(4),(5),(6),(7),(8),(9),(10)
		Salary		Stock	Option	Compensation	(B),(C)	(D),(E),(F),(G),(H),(I),(J)
Name and Principal Position	Year	(11) (K) (1)	Bonus	Awards	Awards	(1) (A) (a)	(b),(c)	(d),(e),(f),(g),(h),(i),(j)	Total

José R. González *	2015	$729,750	—	—	—	$677,021	$60,000	$97,968	$1,564,739
President &	2014	$700,000	—	—	—	$428,212	$50,000	$89,821	$1,268,033
Chief Executive Officer (PEO)

Kevin M. Neylan	2015	$419,190	—	—	—	$282,548	$192,000	$77,460	$971,198
Senior Vice President,	2014	$405,995	—	—	—	$203,348	$815,000	$71,958	$1,496,301
Chief Financial Officer (PFO)	2013	$375,053	—	—	—	$181,215	—	$67,302	$623,570

John F. Edelen	2015	$377,669	—	—	—	$257,779	$75,000	$98,216	$808,664
Senior Vice President,	2014	$368,458	—	—	—	$193,805	$746,000	$96,044	$1,404,307
Chief Risk Officer	2013	$356,860	—	—	—	$172,640	—	$108,153	$637,653

Paul B. Héroux	2015	$377,410	—	—	—	$255,053	—	$113,262	$745,725
Senior Vice President,	2014	$365,530	—	—	—	$183,747	$1,270,000	$120,314	$1,939,591
Chief Bank Operations Officer	2013	$354,024	—	—	—	$171,055	—	$115,315	$640,394

Phillip A. Scott**	2015	$370,013	—	—	—	$231,060	$126,000	$58,547	$785,620
Senior Vice President,
Chief Capital Markets Officer

Footnotes for Summary Compensation Table for the Year Ending December 31, 2015

(1)                   Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.  For 2015, the reported amount here is the sum of: (i) the 2015 Total Communicated Award and (ii) the adjustment to the third Deferred Incentive Award installment from the 2012 Plan based on the results of the Performance Scorecard and (iii) the adjustment to the second Deferred Incentive Award installment from the 2013 Plan based on the results of the Performance Scorecard and (iv) the adjustment to the first Deferred Incentive Award installment from the 2014 Plan based on the results of the Performance Scorecard. (Section IV. A.2 of the Compensation Discussion and Analysis, at “Deferred Portion of Incentive Compensation Plan”, provides further details).  For each NEO, the amounts awarded are:

J. González — (i) $655,765, (iii) $3,562 and (iv) $17,694

K. Neylan — (i) $259,433, (ii) $8,064, (iii) $7,215 and (iv) $7,836

J. Edelen — (i) $235,701, (ii) $7,741, (iii) $6,871 and (iv) $7,466

P. Héroux — (i) $233,576, (ii) $7,612, (iii) $6,810 and (iv) $7,055

P. Scott  — (i) $228,998 and (iii) $2,062

(2)                   Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions based on actuarial assumptions:

J. González — $60,000

P. Héroux — ($33,000)

J. Edelen — $13,000

K. Neylan — $66,000

P. Scott — $43,000

(3)                   Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan based on actuarial assumptions:

J. González — n/a

P. Héroux — ($77,000)

K. Neylan — $126,000

J. Edelen — $62,000

P. Scott — $83,000

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

(5)                   For J. Edelen and K. Neylan and, includes payment of this item: officer physical examination.

(6)                   For P. Héroux, includes payment of this item: payment of term life insurance premium.

(7)                   For P. Héroux, K. Neylan and P. Scott, includes payment of this item: fitness center reimbursement.

(8)                   For P. Héroux and K. Neylan, includes payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP.

(9)                   For P. Héroux, $42,788 and J. Edelen, $43,812, includes payment for the replacement plan for the Nonqualified Profit Sharing Plan.

(10)                Payment for an additional cash incentive award due to the employee receiving a rating of “Exceed Requirements” or “Outstanding” on their performance   review. These amounts are equal to 3% or 6% , respectively, of  base salary as described in Section III.A.2 of the Compensation Discussion & Analysis as determined by the C&HRC for the President, and by the President with respect to all other NEOs:

J. González — $43,785

P. Héroux — $11,322

K. Neylan — $12,576

P. Scott — $11,100

(11)                Figures represent salaries approved by our Board of Directors for the year 2015.

* J. González became CEO on April 2, 2014.

** P. Scott is a new NEO in 2015.

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

P. Héroux — (i)$169,325, (ii)$7,612 and (iii) $6,810

(B)                  Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions based on actuarial assumptions:

J. González — $50,000

P. Héroux — $435,000

J. Edelen — $312,000

K. Neylan — $321,000

(C)                  Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan based on actuarial assumptions:

J. González — n/a

P. Héroux — $835,000

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

(E)                  For P. Héroux  and  K. Neylan, includes payment of this item: officer physical examination.

(F)                  For P. Héroux, includes payment of this item: payment of term life insurance premium.

(G)                  For P. Héroux and K. Neylan, includes payment of this item for all employees: fitness center reimbursement.

(H)                  For P. Héroux and K. Neylan, includes payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP.

(I)                    For P. Héroux, $41,397, and J. Edelen, $41,741, includes payment for the replacement plan for the Nonqualified Profit Sharing Plan.

(J)                   Payment for an additional cash incentive award due to the employee receiving a rating of “Exceed Requirements” or “Outstanding” on their performance review. These amounts are equal to 3% or 6%, respectively, of base salary as described in Section III.A.2 of the Compensation Discussion & Analysis as determined by the C&HRC for the President and by the President with respect to all other NEOs:

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

(h)                   For all NEO’s except J. Edelen, includes payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP.

(i)                    For P. Héroux $42,112 and J. Edelen, $42,580, includes payment for the replacement plan for the Nonqualified Profit Sharing Plan.

(j)                    Payment for an additional cash incentive award due to the employee receiving a rating of “Exceed Requirements” or “Outstanding” on their performance review. These amounts are equal to 3% or 6%, respectively, of base salary as described in Section III.A.2 of the Compensation Discussion & Analysis as determined by the C&HRC for the President and by the President with respect to all other NEOs:

P. Héroux — $10,621

J. Edelen — $10,706

K. Neylan — $11,252

(l)                    Figures represent salaries approved by our Board of Directors for the year 2013.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the fiscal year 2015 (in whole dollars):

Grants of Plan-Based Awards for Fiscal Year 2015

								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)

José R. González	1/14/2015	$383,119	$547,312	$711,506	—	—	—	—	—	—	—

Kevin M. Neylan	1/14/2015	$134,140	$209,594	$285,049	—	—	—	—	—	—	—

John F. Edelen	1/14/2015	$120,855	$188,835	$256,816	—	—	—	—	—	—	—

Paul B. Héroux	1/14/2015	$120,772	$188,705	$256,639	—	—	—	—	—	—	—

Philip A. Scott	1/14/2015	$118,404	$185,007	$251,609	—	—	—	—	—	—	—

(1)       On this date, the Board of Directors’ C&HR Committee approved the 2015 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)       Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)       Amounts represent potential awards under the 2015 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Fiscal Year 2015

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bankwide goal results (in whole dollars):

		Bankwide Component			Individual
		(90% of Opportunity)			Component
	2015	(1)			(10% of	Actual Result
	Annual Salary	Threshold	Target	Maximum	Opportunity)	(2)
								Total	Current
					Individual	Bankwide	Individual	Communicated	Communicated
					Performance	Component	Component	Award	Incentive Award
		Bank Performance			at Target	(3)	(4)	(5)	(6)
President		50%	75%	100%	75%

José R. González	$729,750	$328,388	$492,581	$656,775	$54,731	$601,034	$54,731	$655,765	$327,882
President & Chief Executive Officer

		30%	50%	70%

Other NEOs

Kevin M. Neylan	$419,190	$113,181	$188,635	$264,090	$20,959	$238,474	$20,959	$259,433	$129,717
Senior Vice President, Chief Financial Officer

John F. Edelen	$377,669	$101,971	$169,951	$237,932	$18,884	$216,817	$18,884	$235,701	$117,850
Senior Vice President, Chief Risk Officer

Paul B. Héroux	$377,410	$101,901	$169,834	$237,768	$18,871	$214,705	$18,871	$233,576	$116,788
Senior Vice President, Chief Bank Operations Officer

Philip A. Scott	$370,013	$99,903	$166,506	$233,108	$18,501	$210,497	$18,501	$228,998	$114,499
Senior Vice President & Chief Capital Markets Officer

(1)       Each NEO’s Incentive Compensation is made up of two components: Bankwide goals (90%) and Individual Performance (10%).

(2)       Overall weighted average result for Bankwide goals was 66.0% above target; for the Risk Management Group it was 69.0% above target. Payments are interpolated between the target and maximum amounts.

(3)       The Bankwide component is calculated as follows:  Annual Salary multiplied by Bankwide component Percentage multiplied by Target percentage multiplied by (1 plus the overall weighted average results [66.0% or 69.0% as mentioned in note 2 above]).

(4)       Individual component is calculated as follows: Annual Salary multiplied by Individual Component multiplied by Target percentage. (When participants receive an Individual Component award, the award amount is at Target.)

(5)       There may be small differences in the calculated payout amounts due to rounding.

(6)       The Bank established a deferred compensation component for the Incentive Compensation Plan starting in 2012.  The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout received by the NEO in 2016 for performance in 2015. [Refer to Section IV.A.2 (Deferred Portion of Incentive Compensation Plan) of the Compensation Discussion and Analysis for further details].

Employment Arrangements

We are an “at will” employer and do not provide written employment agreements to any of its employees, except that we do provide Executive Change in Control Agreements to certain senior executives (refer to Section IV.D of the Compensation Discussion and Analysis, “Severance Plan and Executive Change in Control Agreements”, for further details).  However, employees, including NEOs, receive: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (“DB BEP”)) and (c) health and welfare programs and other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short and long term disability insurance, flexible spending accounts, an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay.

An additional benefit offered to all officers who are at Vice President rank or above, is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (in whole dollars):

	2016	2015
	(1)	(2)

José R. González	$791,779	$729,750
Kevin M. Neylan	$469,492	$419,190
John F. Edelen	$387,111	$377,669
Paul B. Héroux	$400,054	$377,410
Philip A. Scott	$382,038	—

The 2016 increases in the base salaries of the NEOs from 2015 were based on their 2015 performance.

(1)         Figures represent salaries approved by our Board of Directors for the year 2016.

(2)         Figures represent salaries approved by our Board of Directors for the year 2015.

A performance-based merit increase program exists for all employees, including NEOs that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2015, the C&HR Committee determined that merit-related officer base pay increases for 2016 would be 2.5% for officers rated ‘Meets Requirements’; 3.25% for officers rated ‘Exceeds Requirements’; and 4.25% for officers rated ‘Outstanding’ for their performance in 2015.

Short-Term Incentive Compensation Plan (“Incentive Plan”)

Refer to section IV.A.2 (Cash Compensation; Incentive Plan —Deferred Portion of Incentive Compensation Plan) of the Compensation Discussion and Analysis for further details.

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

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2015 was $18,000 for employees under the age of 50. An additional “catch up” contribution of $6,000 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year. If an employee contributes at least 4% of base salary, the Bank provides the maximum employer match of 6% of elective contributions upon plan entry.   If an employee contributes less than 4% of base salary, the Bank will match at a rate of 150% of elective contributions or $34.61 per pay period (whichever is less).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
AND OPTION EXERCISES AND STOCK VESTED

The tables disclosing (i) outstanding option and stock awards and (ii) exercises of stock options and vesting of restricted stock for NEOs are omitted because all employees are prohibited by law from holding capital stock issued by a Federal Home Loan Bank. As such, these tables are not applicable.

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the NEO, the number of years of service credited to each such person, and payments during the last fiscal year (if any) to each such person, under the Pentegra Defined Benefit Plan for Financial Institutions and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (amounts in whole dollars)(refer to sections IV.B.1and 2 of the Compensation Discussion and Analysis for further details about these plans):

	Pension Benefits
		Number of	Present Value	Payment During
	Plan	Years Credited	of Accumulated	Last
Name	Name	Service [1]	Benefit [2]	Fiscal Year

José R. González	Pentegra Qualified Defined Benefit Plan for Financial Institutions	1.83	$110,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	—	—	—

Kevin M. Neylan	Pentegra Qualified Defined Benefit Plan for Financial Institutions	14.33	$1,100,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	14.33	$1,478,000	—

John F. Edelen	Pentegra Qualified Defined Benefit Plan for Financial Institutions	18.25	$980,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	18.25	$1,087,000	—

Paul B. Héroux	Pentegra Qualified Defined Benefit Plan for Financial Institutions	30.00	$1,880,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	30.00	$2,349,000	—

Philip A. Scott	Pentegra Qualified Defined Benefit Plan for Financial Institutions	9.00	$480,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	9.00	$193,000	—

(1) Number of years of credited service pertains to eligibility/participation in the qualified plan. Years of credited service for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2) As of 12/31/15.

DISCLOSURE REGARDING TERMINATION AND CHANGE IN CONTROL PROVISIONS

Severance Plan

The Bank has a formal Board-approved Severance Plan available to all Bank employees who work twenty or more hours a week and have at least one year of employment.  (Refer to Section IV.D.1 of the Compensation Discussion and Analysis, “Severance Plan”, for further details.)

The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2015 for reasons other than a change in control (for example, a reduction in force) (amounts in whole dollars):

	Number of Weeks Used to	2015 Annual	Severance Amount
	Calculate Severance Amount	Base Salary	Based on Years of Service*

José R. González	8	$729,750	$112,269
Kevin M. Neylan	36	$419,190	$290,208
John F. Edelen	36	$377,669	$261,463
Paul B. Héroux	36	$377,410	$261,284
Philip A. Scott	36	$370,013	$256,163

* Additionally, under the Bank’s Severance Plan, the Bank in its discretion may provide a payment to be used in connection with health insurance replacement costs.

Executive Change in Control Agreements

Executive Change in Control Agreements (“CIC Agreements”) were executed in January 2016 between the FHLBNY and each of the members of the Management Committee, including the CEO and the other Named Executive Officers, and the Chief Audit Officer, which, as more fully described below, would provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a “change in control” of FHLBNY.

The following table describes estimated severance and benefit payout information under CIC Agreements for each NEO assuming that a “change in control” would have occurred on December 31, 2015. (Refer to Section IV.D.2 of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details).

Provision	Jose González	Kevin Neylan	John Edelen	Paul Héroux	Philip Scott
Amount equal to the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. González, and 1.5 for Messrs. Neylan, Edelen, Héroux and Scott	$2,071,905	$599,916	$551,352	$548,299	$468,114
Amount equal to the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY’s Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. González, and 1.5 for Messrs. Neylan, Edelen, Héroux and Scott	$777,400	$182,698	$165,806	$164,488	$93,932
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date	$28,207	$28,207	$28,207	$28,207	$28,207
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses	$15,000	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services	$15,000	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan of three (3) years for Mr. González and one and one-half (1.5) years for Messrs. Neylan, Edelen, Héroux and Scott	$780,460	$295,789	$174,214	$356,316	$117,150
Amount equal to 2.99 times Mr. González’s annual matching contribution under the DC Plan and 1.5 times the match for Messrs. Neylan, Edelen, Héroux and Scott	$47,700	$23,850	$23,850	$23,850	$23,850
Total value of contract	$3,735,672	$1,160,460	$973,429	$1,151,160	$761,253

Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section IV.A.2 of the Compensation Discussion and Analysis, “Deferred Portion of Incentive Compensation Plan”).

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2015 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael M. Horn	$105,000	$—	$—	$—	$—	$—	$105,000
James W. Fulmer	90,000	—	—	—	—	—	90,000
John R. Buran	90,000	—	—	—	—	—	90,000
Kevin Cummings	80,000	—	—	—	—	—	80,000
Anne Evans Estabrook	80,000	—	—	—	—	—	80,000
Jay M. Ford	90,000	—	—	—	—	—	90,000
Thomas L. Hoy	90,000	—	—	—	—	—	90,000
Gerald H. Lipkin	71,112	—	—	—	—	—	71,112
Christopher P. Martin	80,000	—	—	—	—	—	80,000
Joseph J. Melone	80,000	—	—	—	—	—	80,000
Richard S. Mroz (a)	—	—	—	—	—	—	—
David J. Nasca	80,000	—	—	—	—	—	80,000
Vincent F. Palagiano	80,000	—	—	—	—	—	80,000
C. Cathleen Raffaeli	90,000	—	—	—	—	—	90,000
Monte N. Redman	80,000	—	—	—	—	—	80,000
Edwin C. Reed	90,000	—	—	—	—	—	90,000
DeForest B. Soaries, Jr.	80,000	—	—	—	—	—	80,000
Larry E. Thompson	80,000	—	—	—	—	—	80,000
Carlos J. Vázquez	88,889	—	—	—	—	—	88,889
Total Fees	$1,525,001	$—	$—	$—	$—	$—	$1,525,001

(a) Director Mroz elected to not receive compensation for his Board service in 2015.

Director Compensation Policy: Director Fees

The Board establishes on an annual basis a Director Compensation Policy governing compensation for Board meeting attendance. This policy is established in accordance with the provisions of the Federal Home Loan Bank Act (“Bank Act”) and related Federal Housing Finance Agency.  In sum, the applicable statutes and regulations allow each FHLBank to pay its Directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. The Director Compensation Policy provides that directors shall be paid a meeting fee for their attendance at meetings of the Board of Directors up to a maximum annual compensation amount as set forth in the Director Compensation Policy.

With respect to recent director compensation developments, the Board in November 2013 reviewed the matter of director compensation, and took into consideration recommendations contained in a director compensation survey performed earlier in 2013 by McLagan.  The Board determined that a modest adjustment to Director compensation limits in 2014 in the amount of $5,000 per Director was merited due to the FHLBNY’s performance over the past few years, and the fact that there had not been an adjustment to Director compensation since the beginning of 2011.  The Board noted that the increases were within the low to middle end of the ranges suggested by McLagan’s study, and that the comparators used in the study appeared to be appropriate. In November 2014, the Board determined that this director compensation structure continued to remain appropriate and did not require adjustment for 2015.

In September 2015, the Board again reviewed the matter of director compensation, and took into consideration recommendations contained in a director compensation survey performed earlier in the year by McLagan.  The Board determined that an adjustment to Director compensation limits in 2016 in the amount of $15,000 per Director was appropriate given the FHLBNY’s continued performance.  The Board noted that the increases were generally at the low end of the ranges suggested by McLagan’s study, and that the comparators used in the study appeared appropriate.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2015. Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2016.

Director Fees — 2015 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears) (a)
Chairman	$11,667
Vice Chairman	$10,000
Committee Chair (b)	$10,000
All Other Directors	$8,889

Director Annual Compensation Limits — 2015 (in whole dollars)

Position	Annual Limit
Chairman	$105,000
Vice Chairman	$90,000
Committee Chair	$90,000
All Other Directors	$80,000

Director Fees — 2016 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears) (c)
Chairman	$15,000
Vice Chairman	$13,125
Committee Chair (b)	$13,125
All Other Directors	$11,875

Director Annual Compensation Limits — 2016 (in whole dollars)

Position	Annual Limit
Chairman	$120,000	(d)
Vice Chairman	$105,000
Committee Chair	$105,000
All Other Directors	$95,000

(a)         The numbers in this column represent payments for each of eight meetings attended.  If a ninth meeting is attended, payments for the ninth meeting shall be as follows: Chairman, $11,664; Vice Chairman, $10,000; Committee Chair, $10,000; and all other Directors, $8,888.

(b)         A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee.  In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.

(c)          The numbers in this column represent payments for each of eight meetings attended.

(d)         The Chairman will also receive an additional fee of $10,000 in 2016 (payable in the amount of $2500 per quarter) for service as the Chair of the Council of Federal Home Loan Banks.

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

•                  Federal Home Loan Bank System director orientation meetings

•                  Meetings of the Council of Federal Home Loan Banks and Council committees

•                  Attendance at other events on behalf of the Bank with prior approval of the Board of Directors

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

FHLBNY stock can only be held by member financial institutions.  No person, including directors and executive officers of the FHLBNY, may own our capital stock.  As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.  The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 29, 2016 and December 31, 2015:

		Number	Percent
	February 29, 2016	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	9,584	17.38%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,658	12.08
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	5,875	10.66
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	336	0.61
		6,211	11.27
HSBC Bank USA, National Association	3452 5th Avenue, 10th Floor, New York, NY 10018	3,726	6.76

		26,179	47.49%

		Number	Percent
	December 31, 2015	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	9,134	16.30%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	6,658	11.88
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	6,259	11.17
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	381	0.68
		6,640	11.85
HSBC Bank USA, National Association	3452 5th Avenue, 10th Floor, New York, NY 10018	3,231	5.77

		25,663	45.80%

The following table sets forth information with respect to capital stock outstanding to members whose officers or directors served as Directors of the FHLBNY as of December 31, 2015, the most practicable date for the information provided (shares in thousands):

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock

Investors Bank	Kevin Cummings	Short Hills	NJ	1,784	3.18%
Astoria Bank	Monte N. Redman	Lake Success	NY	1,311	2.34
Valley National Bank	Gerald H. Lipkin	Wayne	NJ	962	1.72
The Provident Bank	Christopher P. Martin	Iselin	NJ	777	1.39
The Dime Savings Bank of Williamsburgh	Vincent F. Palagiano	Brooklyn	NY	587	1.05
Flushing Bank	John R. Buran	Lake Success	NY	561	1.00
Banco Popular de Puerto Rico	Carlos J. Vazquez	San Juan	PR	377	0.67
Banco Popular North America	Carlos J. Vazquez	San Juan	PR	217	0.39
Glens Falls National Bank & Trust Company	Thomas L. Hoy	Glens Falls	NY	64	0.11
The Bank of Castile	James W. Fulmer	Batavia	NY	60	0.11
Crest Savings Bank	Jay M. Ford	Wildwood	NJ	26	0.05
Evans Bank, N.A	David J. Nasca	Hamburg	NY	13	0.02
				6,739	12.03%

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

Director Independence

In General

During the period from January 1, 2015 through and including the date of this annual report on Form 10-K, the Bank had a total of 20 directors serving on its Board, 11 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 9 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members).  All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers.  Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank.  In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards.  First, Federal Housing Finance Agency (“Finance Agency”) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors.  Second, the Securities and Exchange Commission’s (“SEC”) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment.  Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer.  The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee.  From January 1, 2015 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, the Board has adopted the independence standards of the New York Stock Exchange (“NYSE”) to determine which of its directors are independent and which members of its Audit Committee are not independent.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2015 through and including the date of this annual report on Form 10-K (i.e., Anne Evans Estabrook, Caren Franzini, Michael M. Horn, Joseph J. Melone, Richard S. Mroz, C. Cathleen Raffaeli, Edwin C. Reed, DeForest B. Soaries, Jr., and Larry E. Thompson) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Kevin Cummings, Jay M. Ford, James W. Fulmer, Thomas L. Hoy, Gerald H. Lipkin, Christopher P. Martin, David J. Nasca, Vincent F. Palagiano, Monte N. Redman, and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee.  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2015 through and including the date of this annual report on Form 10-K (John R. Buran, Kevin Cummings, Jay M. Ford, Caren Franzini, Jim Fulmer, Thomas L. Hoy, and Monte N. Redman) were independent under the NYSE standards for such committee members.  The Board also determined that the Independent Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2015 through and including the date of this annual report on Form 10-K (Caren Franzini, Joseph J. Melone, and Larry E. Thompson) were independent under the NYSE independence standards for such committee members.

The Board also has a standing Compensation & Human Resources Committee (“C&HRC”).  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from January 1, 2015 through and including the date of this annual report on Form 10-K (C. Cathleen Raffaeli, James W. Fulmer, Gerald H. Lipkin, Christopher P. Martin, Vincent F. Palagiano, and Monte N. Redman) were independent under the NYSE standards for such committee members.  The Board also determined that the Independent Director who served as a member of the Board’s C&HRC during the period from January 1, 2015 through and including the date of this annual report on Form 10-K (DeForest B. Soaries, Jr.) was independent under the NYSE independence standards for such committee member.

Section 10A(m) of the 1934 Act

In addition to the independence rules and standards above, on July 30, 2008, the Housing and Economic Recovery Act of 2008 amended the Securities Exchange Act of 1934 to require the Federal Home Loan Banks to comply with the rules issued by the SEC under Section 10A(m) of the 1934 Act, which includes a substantive independence rule prohibiting a director from being a member of the Audit Committee if he or she is an “affiliated person” of the Bank as defined by the SEC rules (i.e., the person controls, is controlled by, or is under common control with, the Bank).  All Audit Committee members serving in 2015 met and all current Audit Committee members meet the substantive independence rules under Section 10A(m) of the 1934 Act.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years ended December 31,
	2015 (a)	2014 (a)	2013 (a)

Audit Fees	$836	$855	$879
Audit-related Fees	189	116	138
Tax Fees	3	6	3
All Other Fees	23	3	23
Total	$1,051	$980	$1,043

(a)         The amounts in the table do not include the assessment from the Office of Finance (“OF”) for the Bank’s share of the audit fees of approximately $55 thousand, $59 thousand and $63 thousand for 2015, 2014 and 2013, incurred in connection with the audit of the combined financial statements published by the OF.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	2/24/2016
4.01	Amended and Restated Capital Plan of the Bank		8-K	7/2/2014
10.01	Bank 2014 Incentive Compensation Plan (a)		10-Q	8/8/2014
10.02	Bank 2015 Incentive Compensation Plan (a)		10-Q	5/8/2015
10.03	Bank 2016 Incentive Compensation Plan (a)	X
10.04	2014 Director Compensation Policy (a)		10-K	3/24/2014
10.05	Amended 2014 Director Compensation Policy (a)		10-K	3/23/2015
10.06	2015 Director Compensation Policy (a)		10-K	3/23/2015
10.07	2016 Director Compensation Policy (a)	X
10.08	Bank Amended and Restated Severance Pay Plan (2013) (a)		10-K	3/25/2013
10.09	Bank Amended and Restated Severance Pay Plan (2015) (a)	X
10.10	Qualified Defined Benefit Plan (a)		10-K	3/25/2013
10.11	Qualified Defined Contribution Plan (a)		10-K	3/25/2013
10.12	Bank Amended and Restated Benefit Equalization Plan (2011) (a)		10-Q	5/12/2011
10.13	Bank Amended and Restated Benefit Equalization Plan (2016) (a)	X
10.14	Thrift Restoration Plan (a)		10-Q	8/12/2010
10.15	Bank Amended and Restated Bank Profit Sharing Plan (a)		10-K	3/25/2013
10.16	Compensatory Arrangements for Named Executive Officers (a)	X
10.17	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement		8-K	6/27/2006
10.18	Form of Executive Change in Control Agreement between the Bank and each of the CEO, the other members of the Bank’s Management Committee, and the Bank’s Chief Audit Officer (a)	X
10.19	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	8/5/2011
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date:  March 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ José R. González	President and Chief Executive Officer	March 21, 2016
José R. González
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial	March 21, 2016
Kevin M. Neylan	Officer
(Principal Financial Officer)

/s/ Backer Ali	Vice President and Controller	March 21, 2016
Backer Ali
(Principal Accounting Officer)

/s/ Michael M. Horn	Chairman of the Board of Directors	March 21, 2016
Michael M. Horn

/s/ James W. Fulmer	Vice Chairman of the Board of Directors	March 21, 2016
James W. Fulmer

/s/ John R. Buran	Director	March 21, 2016
John R. Buran

/s/ Kevin Cummings	Director	March 21, 2016
Kevin Cummings

/s/ Anne Evans Estabrook	Director	March 21, 2016
Anne Evans Estabrook

/s/ Jay M. Ford	Director	March 21, 2016
Jay M. Ford

/s/ Caren S. Franzini	Director	March 21, 2016
Caren S. Franzini

/s/ Thomas L. Hoy	Director	March 21, 2016
Thomas L. Hoy

/s/ Gerald H. Lipkin	Director	March 21, 2016
Gerald H. Lipkin

/s/ Christopher P. Martin	Director	March 21, 2016
Christopher P. Martin

/s/ Richard S. Mroz	Director	March 21, 2016
Richard S. Mroz

/s/ David J. Nasca	Director	March 21, 2016
David J. Nasca

/s/ Vincent F. Palagiano	Director	March 21, 2016
Vincent F. Palagiano

/s/ C. Cathleen Raffaeli	Director	March 21, 2016
C. Cathleen Raffaeli

Signature	Title	Date

/s/ Monte N. Redman	Director	March 21, 2016
Monte N. Redman

/s/ Edwin C. Reed	Director	March 21, 2016
Edwin C. Reed

/s/ DeForest B. Soaries, Jr.	Director	March 21, 2016
DeForest B. Soaries, Jr.

/s/ Larry E. Thompson	Director	March 21, 2016
Larry E. Thompson

/s/ Carlos J. Vázquez	Director	March 21, 2016
Carlos J. Vázquez