Form 10-Q
period 2016-03-31
Federal Home Loan Bank of New York
filed 2016-05-13
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2016 was 55,456,875.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks (Note 3)	$225,112	$327,482
Securities purchased under agreements to resell (Note 4)	5,210,000	4,000,000
Federal funds sold (Note 4)	6,916,000	7,245,000
Available-for-sale securities, net of unrealized gains of $6,531 at March 31, 2016 and $9,283 at December 31, 2015 (Note 6)	939,192	990,129
Held-to-maturity securities (Note 5)	14,260,415	13,932,372
Advances (Note 7) (Includes $8,222,792 at March 31, 2016 and $9,532,553 at December 31, 2015 at fair value under the fair value option)	89,481,955	93,874,211
Mortgage loans held-for-portfolio, net of allowance for credit losses of $1,195 at March 31, 2016 and $326 at December 31, 2015 (Note 8)	2,565,427	2,524,285
Accrued interest receivable	156,836	145,913
Premises, software, and equipment	10,090	9,466
Derivative assets (Note 15)	171,175	181,676
Other assets	4,853	8,097

Total assets	$119,941,055	$123,238,631

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,016,794	$1,308,923
Non-interest-bearing demand	19,342	15,493
Term	30,000	26,000

Total deposits	1,066,136	1,350,416

Consolidated obligations, net (Note 10)
Bonds (Includes $9,959,433 at March 31, 2016 and $13,320,909 at December 31, 2015 at fair value under the fair value option)	74,927,097	67,715,952
Discount notes (Includes $9,497,652 at March 31, 2016 and $12,471,868 at December 31, 2015 at fair value under the fair value option)	36,863,672	46,849,868

Total consolidated obligations	111,790,769	114,565,820

Mandatorily redeemable capital stock (Note 12)	30,505	19,499

Accrued interest payable	120,827	108,575
Affordable Housing Program (Note 11)	111,316	113,352
Derivative liabilities (Note 15)	213,948	210,113
Other liabilities	148,466	151,374

Total liabilities	113,481,967	116,519,149

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares: 53,598 at March 31, 2016 and 55,850 at December 31, 2015	5,359,856	5,585,030
Retained earnings
Unrestricted	972,451	967,078
Restricted (Note 12)	319,741	303,061
Total retained earnings	1,292,192	1,270,139
Total accumulated other comprehensive loss	(192,960)	(135,687)

Total capital	6,459,088	6,719,482

Total liabilities and capital	$119,941,055	$123,238,631

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In thousands, Except Per Share Data)

For the Three Months Ended March 31, 2016 and 2015

	Three months ended
	March 31,
	2016	2015
Interest income
Advances, net (Note 7)	$191,274	$131,198
Interest-bearing deposits (Note 4)	518	331
Securities purchased under agreements to resell (Note 4)	2,205	240
Federal funds sold (Note 4)	10,309	2,839
Available-for-sale securities (Note 6)	2,275	2,044
Held-to-maturity securities (Note 5)	70,671	65,440
Mortgage loans held-for-portfolio (Note 8)	21,977	19,316
Loans to other FHLBanks (Note 18)	3	2

Total interest income	299,232	221,410

Interest expense
Consolidated obligations-bonds (Note 10)	122,361	78,727
Consolidated obligations-discount notes (Note 10)	48,520	23,150
Deposits (Note 9)	526	120
Mandatorily redeemable capital stock (Note 12)	296	256
Cash collateral held and other borrowings	363	63

Total interest expense	172,066	102,316

Net interest income before provision for credit losses	127,166	119,094

Provision for credit losses on mortgage loans	1,126	188

Net interest income after provision for credit losses	126,040	118,906

Other income (loss)
Service fees and other	3,426	2,964
Instruments held at fair value - Unrealized losses (Note 16)	(9,103)	(3,090)

Total OTTI losses	(113)	—
Net amount of impairment losses reclassified to Accumulated other comprehensive loss	105	—
Net impairment losses recognized in earnings	(8)	—

Net realized and unrealized gains on derivatives and hedging activities (Note 15)	884	6,099
Losses from extinguishment of debt	(123)	—

Total other (loss) income	(4,924)	5,973

Other expenses
Operating	7,537	7,020
Compensation and benefits	17,276	16,171
Finance Agency and Office of Finance	3,602	3,629

Total other expenses	28,415	26,820

Income before assessments	92,701	98,059

Affordable Housing Program Assessments (Note 11)	9,300	9,831

Net income	$83,401	$88,228

Basic earnings per share (Note 13)	$1.52	$1.60

Cash dividends paid per share	$1.17	$1.16

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three Months Ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015

Net Income	$83,401	$88,228
Other Comprehensive income (loss)
Net change in unrealized (losses) gains on available-for-sale securities	(2,752)	(860)
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	(105)	—
Accretion of non-credit portion of OTTI	1,701	1,994
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,596	1,994
Net change in unrealized gains/losses relating to hedging activities
Unrealized (losses) gains	(56,873)	(22,095)
Reclassification of losses included in net income	556	505
Total net change in unrealized (losses) gains relating to hedging activities	(56,317)	(21,590)
Net change in pension and postretirement benefits	200	372
Total other comprehensive (loss) income	(57,273)	(20,084)
Total comprehensive income	$26,128	$68,144

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In thousands, Except Per Share Data)

For the Three Months Ended March 31, 2016 and 2015

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2014	55,801	$5,580,073	$862,672	$220,099	$1,082,771	$(136,986)	$6,525,858

Proceeds from issuance of capital stock	9,326	932,597	—	—	—	—	932,597
Repurchase/redemption of capital stock	(13,921)	(1,392,058)	—	—	—	—	(1,392,058)
Shares reclassified to mandatorily redeemable capital stock	(82)	(8,179)	—	—	—	—	(8,179)
Cash dividends ($1.16 per share) on capital stock	—	—	(64,275)	—	(64,275)	—	(64,275)
Comprehensive income (loss)	—	—	70,583	17,645	88,228	(20,084)	68,144

Balance, March 31, 2015	51,124	$5,112,433	$868,980	$237,744	$1,106,724	$(157,070)	$6,062,087

Balance, December 31, 2015	55,850	$5,585,030	$967,078	$303,061	$1,270,139	$(135,687)	$6,719,482

Proceeds from issuance of capital stock	7,752	775,218	—	—	—	—	775,218
Repurchase/redemption of capital stock	(9,889)	(988,887)	—	—	—	—	(988,887)
Shares reclassified to mandatorily redeemable capital stock	(115)	(11,505)	—	—	—	—	(11,505)
Cash dividends ($1.17 per share) on capital stock	—	—	(61,348)	—	(61,348)	—	(61,348)
Comprehensive income (loss)	—	—	66,721	16,680	83,401	(57,273)	26,128

Balance, March 31, 2016	53,598	$5,359,856	$972,451	$319,741	$1,292,192	$(192,960)	$6,459,088

(a)   Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015
Operating activities

Net Income	$83,401	$88,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(57,779)	9,851
Concessions on consolidated obligations	1,495	1,248
Premises, software, and equipment	887	952
Provision for credit losses on mortgage loans	1,126	188
Credit impairment losses on held-to-maturity securities	8	—
Change in net fair value adjustments on derivatives and hedging activities	71,101	78,082
Change in fair value adjustments on financial instruments held at fair value	9,103	4,105
Losses from extinguishment of debt	123	—
Net change in:
Accrued interest receivable	(12,649)	5,890
Derivative assets due to accrued interest	(10,502)	10,132
Derivative liabilities due to accrued interest	9,396	(2,592)
Other assets	3,303	3,026
Affordable Housing Program liability	(2,036)	(3,972)
Accrued interest payable	14,445	(5,181)
Other liabilities	(1,985)	(2,309)
Total adjustments	26,036	99,420
Net cash provided by operating activities	109,437	187,648
Investing activities
Net change in:
Interest-bearing deposits	(151,426)	(62,410)
Securities purchased under agreements to resell	(1,210,000)	(5,200,000)
Federal funds sold	329,000	2,321,000
Deposits with other FHLBanks	69	8
Premises, software, and equipment	(1,511)	(820)
Held-to-maturity securities:
Purchased	(649,817)	(416,966)
Repayments	322,210	317,281
Available-for-sale securities:
Purchased	(4,265)	(4,068)
Repayments	52,271	64,589
Proceeds from sales	403	423
Advances:
Principal collected	191,504,544	184,670,262
Made	(186,692,639)	(174,284,512)
Mortgage loans held-for-portfolio:
Principal collected	59,324	58,634
Purchased	(102,911)	(231,263)
Proceeds from sales of REO	812	321
Net cash provided by investing activities	3,456,064	7,232,479

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015
Financing activities
Net change in:
Deposits and other borrowings	$(439,542)	$(414,497)
Derivative contracts with financing element	(20,747)	(59,970)
Consolidated obligation bonds:
Proceeds from issuance	17,592,058	8,068,156
Payments for maturing and early retirement	(10,529,546)	(15,609,384)
Consolidated obligation discount notes:
Proceeds from issuance	53,381,807	56,804,840
Payments for maturing	(63,376,385)	(61,932,078)
Capital stock:
Proceeds from issuance of capital stock	775,218	932,597
Payments for repurchase/redemption of capital stock	(988,887)	(1,392,058)
Redemption of mandatorily redeemable capital stock	(499)	(8,282)
Cash dividends paid (a)	(61,348)	(64,275)
Net cash used in financing activities	(3,667,871)	(13,674,951)
Net decrease in cash and due from banks	(102,370)	(6,254,824)
Cash and due from banks at beginning of the period	327,482	6,458,943
Cash and due from banks at end of the period	$225,112	$204,119

Supplemental disclosures:
Interest paid	$115,513	$98,748
Affordable Housing Program payments (b)	$11,336	$13,803
Transfers of mortgage loans to real estate owned	$328	$1,552
Portion of non-credit OTTI losses on held-to-maturity securities	$105	$—
Capital stock subject to mandatory redemption reclassified from equity	$11,505	$8,179

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Background

The Federal Home Loan Bank of New York (“FHLBNY” or “the Bank”) is a federally chartered corporation, and is one of 11 district Federal Home Loan Banks (“FHLBanks”).  Prior to June 1, 2015, the effective date of the merger of the Federal Home Loan Bank of Seattle into the Federal Home Loan Bank of Des Moines (the surviving FHLBank), there were 12 FHLBanks.  The FHLBanks are U.S. government-sponsored enterprises (“GSEs”), organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”).  Each FHLBank is a cooperative owned by member institutions located within a defined geographic district.  The FHLBNY’s defined geographic district is New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.

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

Basis of Presentation

The accompanying financial statements of the Federal Home Loan Bank of New York have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) and with the instructions provided by the SEC.  The information contained in these financial statements is unaudited.  In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made.  These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2015 included in Form 10-K filed on March 21, 2016.

Significant Accounting Policies and Estimates

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the FHLBNY’s securities portfolios, and estimating fair values of certain assets and liabilities.  There have been no significant changes to accounting policies from those identified in Note 1. Significant Accounting Policies and Estimates in Notes to the Financial Statements in the Bank’s most recent Form 10-K filed on March 21, 2016, which contains a summary of the Bank’s significant accounting policies and estimates.

Recently Adopted Significant Accounting Policies

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.  In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, as an amendment to Derivatives and Hedging Activities (Topic 815).  The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under GAAP does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  This guidance becomes effective for the fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted.  The amendments provide entities with the option to apply the guidance using either a prospective approach or a modified retrospective approach, retrospectively applied to all derivative instruments that meet the specific conditions.  The FHLBNY elected to early adopt the guidance prospectively on January 1, 2016. The adoption of this guidance had no effect on the Bank’s financial condition, results of operations, and cash flows.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share (or its Equivalent).  In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which is intended to address diversity in practice related to how certain investments measured at net asset value (“NAV”) are reported within the financial statement footnotes.  The new guidance removes the requirement to categorize investments measured under the current NAV practical expedient within the fair value hierarchy for all investments.  The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  The amendments in this ASU were effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  A reporting entity should apply the amendments retrospectively to all periods presented.  The FHLBNY owns a grantor trust, which invests in bond and equity funds that are readily marketable at their NAVs, which are considered as fair values, not a practical expedient.  The application of this guidance had no impact on the categorization of investments within the fair value hierarchy in the financial statement footnotes, or the statements of condition or results of operations.  For further information, see Note 16.  Fair Values of Financial Instruments.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement to add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software.  The ASU clarifies a customer’s accounting for fees paid in a cloud computing arrangement, and provides guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software.  If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance becomes effective for the FHLBNY for the interim and annual periods beginning after December 15, 2015, and early adoption was permitted.  The FHLBNY could have elected to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively.  The FHLBNY adopted the guidance prospectively in 2016, and the effect of adoption had no material impact on its financial condition, results of operations, and cash flows.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Simplifying the Presentation of Debt Issuance Costs.  In April 2015, the FASB issued ASU No. 2015-03, Interest-imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The ASU requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from other assets to a direct deduction from the carrying amount of that debt liability.  The intent is to eliminate the different presentation requirements of debt issuance cost and debt discounts and premiums, which have caused confusion among users of financial statements.  The ASU became effective for the interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the FHLBNY), and early adoption was permitted for the financial statements that have not been previously issued.  The period-specific effects as a result of applying this guidance were required to be adjusted retrospectively to each individual period presented on the statement of condition.  The FHLBNY has adopted this guidance on January 1, 2016, and has reclassified prior period comparative information in financial statements presented in 2016 and in future periods.  Adoption had no material impact on its financial condition, results of operations, and cash flows.

Note   2.         Recently Issued Accounting Standards and Interpretations.

Contingent Put and Call Options in Debt Instruments.  In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call options in Debt Instruments, as an amendment to Derivatives and Hedging Activities (Topic 815). The  amendments clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.  This guidance becomes effective for the fiscal years beginning after December 15, 2016 (January 1, 2017 for the FHLBNY), and interim periods within those fiscal years, and early adoption is permitted.  The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective.  The FHLBNY is in the process of evaluating this guidance, and does not expect adoption will have a material impact on its financial condition, results of operations, and cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities.  In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as an amendment to Financial Instruments — Overall (Subtopic 825-10). The amendments provide guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.

This ASU requires entities to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  It will also require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category.

The guidance becomes effective for the fiscal years beginning after December 15, 2017 (January 1, 2018 for the FHLBNY), including interim periods within those fiscal years.  Except for the early application guidance discussed in the amendment, early adoption is not permitted. The amendments, in general, should be applied by means of a cumulative-effect adjustment on the statement of condition as of the beginning of the period of adoption.  The FHLBNY is in the process of evaluating this guidance, and does not expect adoption will have a material impact on its financial condition, results of operations, and cash flows.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  In August 2014, the FASB issued ASU No. 2014-15, Going Concern (Subtopic 205-40). The final guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact in the footnotes.  Management will also be required to evaluate and disclose whether its plans to alleviate that doubt.  The new standard defines substantial doubt as when it is probable (i.e. likely) based on management’s assessment of relevant qualitative and quantitative information and judgment that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable).  The standard is effective for the annual period ending after December 15, 2016 (January 1, 2017 for the FHLBNY) and for annual and interim periods thereafter.  While early adoption is permitted, the FHLBNY has elected not to early adopt, and does not expect the impact of the required disclosures to have a material effect on its financial condition, results of operations, and cash flows.

Revenue Recognition.  In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers.  The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and improve comparability of revenue recognition practices across entities and industries, and provide more useful information to users of financial statements through improved disclosure requirements.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For a public entity, the effective date of the amendments under this ASU, as issued, was for reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  On April 29, 2015, the FASB issued for public comment a proposed Accounting Standards Update (ASU) that would defer the effective date of the new revenue recognition standard by one year, and would permit entities to early adopt the standard.  The comment period ended on May 29, 2015, and the FASB approved the proposed deferral period to annual reporting periods beginning after December 15, 2017 (January 1, 2018 for the FHLBNY), and reporting entities may choose to adopt the standard as of the original effective date.  The FHLBNY is in the process of evaluating this guidance, and does not expect adoption will have a material impact on its financial condition, results of operations, and cash flows

Note   3.         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

Beginning in August 2015, the FHLBNY maintained compensating collected cash balances at Citibank in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  The balance at March 31, 2016 was $162.0 million.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $46.6 million and $47.5 million as of March 31, 2016 and December 31, 2015.  The offsetting liabilities due to members were recorded in Other liabilities in the Statements of Condition.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The FHLBNY had deposited $522.0 million and $370.5 million in cash at March 31, 2016 and December 31, 2015 with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  See Credit Risk due to non-performance by counterparties in Note 15.  Derivatives and Hedging Activities.

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

At March 31, 2016 and December 31, 2015, the outstanding balances of Securities Purchased Under Agreements to Resell were $5.2 billion and $4.0 billion that matured overnight.  Of these amounts, $5.1 billion and $4.0 billion at March 31, 2016 and December 31, 2015 were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  At March 31, 2016 and December 31, 2015, U.S. Treasury securities, market values of $5.1 billion and $4.0 billion were received at BONY to collateralize the overnight investments.

The remaining overnight investments of $0.1 billion were executed bilaterally with counterparties at March 31, 2016, and were collateralized by U.S Treasury securities with market values of $0.1 billion that were pledged to the FHLBNY’s custodial safekeeping account.  No overnight investments had been executed bilaterally with counterparties at December 31, 2015.

Securities purchased under agreements to resell averaged $3.0 billion in the three months ended March 31, 2016, compared to $1.5 billion in the same period in the prior year, and $1.8 billion in the twelve months ended December 31, 2015.  Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.  Interest income from securities purchased under agreements to resell was  $2.2 million in the three months ended March 31, 2016, and $0.2 million in the same period in the prior year.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note   5.         Held-to-Maturity Securities.

Major Security Types (in thousands)

	March 31, 2016
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$165,630	$—	$165,630	$15,508	$—	$181,138
Freddie Mac	43,956	—	43,956	3,149	—	47,105
Total pools of mortgages	209,586	—	209,586	18,657	—	228,243

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,354,615	—	2,354,615	33,896	(327)	2,388,184
Freddie Mac	1,467,559	—	1,467,559	14,078	(60)	1,481,577
Ginnie Mae	23,011	—	23,011	239	—	23,250
Total CMOs/REMICs	3,845,185	—	3,845,185	48,213	(387)	3,893,011

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,214,569	—	2,214,569	44,074	(1,472)	2,257,171
Freddie Mac	6,895,966	—	6,895,966	207,447	(33,368)	7,070,045
Total commercial mortgage-backed securities	9,110,535	—	9,110,535	251,521	(34,840)	9,327,216

Non-GSE MBS (c)
CMOs/REMICs	22,026	(451)	21,575	1,416	(849)	22,142

Asset-Backed Securities (c)
Manufactured housing (insured)	72,388	—	72,388	2,465	—	74,853
Home equity loans (insured)	133,129	(25,956)	107,173	50,732	(134)	157,771
Home equity loans (uninsured)	78,018	(8,810)	69,208	10,290	(2,895)	76,603
Total asset-backed securities	283,535	(34,766)	248,769	63,487	(3,029)	309,227

Total MBS	13,470,867	(35,217)	13,435,650	383,294	(39,105)	13,779,839

Other
State and local housing finance agency obligations	824,765	—	824,765	143	(41,629)	783,279

Total Held-to-maturity securities	$14,295,632	$(35,217)	$14,260,415	$383,437	$(80,734)	$14,563,118

	December 31, 2015
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$177,126	$—	$177,126	$15,621	$—	$192,747
Freddie Mac	48,138	—	48,138	3,378	—	51,516
Total pools of mortgages	225,264	—	225,264	18,999	—	244,263

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,455,144	—	2,455,144	20,985	(191)	2,475,938
Freddie Mac	1,541,534	—	1,541,534	13,586	(40)	1,555,080
Ginnie Mae	24,539	—	24,539	303	—	24,842
Total CMOs/REMICs	4,021,217	—	4,021,217	34,874	(231)	4,055,860

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,119,393	—	2,119,393	14,099	(5,575)	2,127,917
Freddie Mac	6,459,282	—	6,459,282	119,761	(21,962)	6,557,081
Total commercial mortgage-backed securities	8,578,675	—	8,578,675	133,860	(27,537)	8,684,998

Non-GSE MBS (c)
CMOs/REMICs	24,017	(376)	23,641	1,446	(779)	24,308

Asset-Backed Securities (c)
Manufactured housing (insured)	76,193	—	76,193	2,079	—	78,272
Home equity loans (insured)	137,005	(27,133)	109,872	53,315	(130)	163,057
Home equity loans (uninsured)	81,764	(9,304)	72,460	10,750	(2,520)	80,690
Total asset-backed securities	294,962	(36,437)	258,525	66,144	(2,650)	322,019

Total MBS	13,144,135	(36,813)	13,107,322	255,323	(31,197)	13,331,448

Other
State and local housing finance agency obligations	825,050	—	825,050	126	(42,402)	782,774

Total Held-to-maturity securities	$13,969,185	$(36,813)	$13,932,372	$255,449	$(73,599)	$14,114,222

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

Securities Pledged

The FHLBNY had pledged MBS with an amortized cost basis of $8.4 million and $8.7 million at March 31, 2016 and December 31, 2015 to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	March 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$49,972	$(29)	$317,955	$(41,600)	$367,927	$(41,629)
MBS Investment Securities
MBS-GSE
Fannie Mae	596,161	(1,165)	157,660	(634)	753,821	(1,799)
Freddie Mac	1,513,270	(21,430)	711,352	(11,998)	2,224,622	(33,428)
Total MBS-GSE	2,109,431	(22,595)	869,012	(12,632)	2,978,443	(35,227)
MBS-Private-Label	1,772	—	50,496	(3,558)	52,268	(3,558)
Total MBS	2,111,203	(22,595)	919,508	(16,190)	3,030,711	(38,785)
Total	$2,161,175	$(22,624)	$1,237,463	$(57,790)	$3,398,638	$(80,414)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$317,419	$(42,402)	$317,419	$(42,402)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,143,422	(5,230)	169,291	(536)	1,312,713	(5,766)
Freddie Mac	3,246,792	(19,016)	164,002	(2,986)	3,410,794	(22,002)
Total MBS-GSE	4,390,214	(24,246)	333,293	(3,522)	4,723,507	(27,768)
MBS-Private-Label	—	—	53,326	(3,049)	53,326	(3,049)
Total MBS	4,390,214	(24,246)	386,619	(6,571)	4,776,833	(30,817)
Total	$4,390,214	$(24,246)	$704,038	$(48,973)	$5,094,252	$(73,219)

At March 31, 2016 and December 31, 2015, the FHLBNY’s investments in housing finance agency bonds had gross unrealized losses of $41.6 million and $42.4 million.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of March 31, 2016, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements included additional support from:

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$28,000	$27,627	$28,000	$27,517
Due after five years through ten years	61,920	58,774	61,920	58,632
Due after ten years	734,845	696,878	735,130	696,625
State and local housing finance agency obligations	824,765	783,279	825,050	782,774

Mortgage-backed securities
Due in one year or less	70,557	70,598	79,921	79,960
Due after one year through five years	3,730,081	3,858,810	3,265,239	3,338,718
Due after five years through ten years	5,374,670	5,464,214	5,307,509	5,342,456
Due after ten years	4,295,559	4,386,217	4,491,466	4,570,314
Mortgage-backed securities	13,470,867	13,779,839	13,144,135	13,331,448

Total Held-to-maturity securities	$14,295,632	$14,563,118	$13,969,185	$14,114,222

(a)         Amortized cost is after adjusting for net unamortized premiums of $32.3 million and $34.2 million (net of unamortized discounts) at March 31, 2016 and December 31, 2015.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	March 31, 2016		December 31, 2015
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,326,741	$1,326,139	$1,378,454	$1,377,916
Floating	2,533,585	2,533,585	2,659,057	2,659,057
Total CMO	3,860,326	3,859,724	4,037,511	4,036,973
CMBS
Fixed	5,433,943	5,433,943	5,457,746	5,457,746
Floating	3,676,592	3,676,592	3,120,929	3,120,929
Total CMBS	9,110,535	9,110,535	8,578,675	8,578,675
Pass Thru (a)
Fixed	435,118	401,236	460,505	424,990
Floating	64,888	64,155	67,444	66,684
Total Pass Thru	500,006	465,391	527,949	491,674
Total MBS	13,470,867	13,435,650	13,144,135	13,107,322
State and local housing finance agency obligations
Fixed	10,840	10,840	10,860	10,860
Floating	813,925	813,925	814,190	814,190
Total State and local housing finance agency obligations	824,765	824,765	825,050	825,050
Total Held-to-maturity securities	$14,295,632	$14,260,415	$13,969,185	$13,932,372

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

Management evaluates its investments in private-label MBS (“PLMBS”) for OTTI on a quarterly basis by performing cash flow tests on its entire portfolio of PLMBS.  For more information about cash flow impairment assessment methodology, see Note 1. Significant Accounting Policies and Estimates in the Bank’s most recent Form 10-K filed on March 21, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

OTTI — One PLMBS, which had been determined to be OTTI in a prior year, was re-impaired in the three months ended March 31, 2016, and credit OTTI of $8 thousand was recorded.  The re-impairment was due to further deterioration in the credit performance metrics of the security.

The following table presents the key characteristics of one security that was determined to be re-impaired or OTTI (in thousands):

	Three months ended March 31, 2016		Three months ended March 31, 2016
	OTTI		OTTI
		Fair	Credit	Non-credit
Security Classification	UPB (a)	Value (a)	Loss (b)	Loss (b)

RMBS-Prime	$4,416	$3,299	$(8)	$(105)
Total Securities	$4,416	$3,299	$(8)	$(105)

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

Based on cash flow testing, the Bank believes no additional OTTI exists for the remaining investments at March 31, 2016.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at March 31, 2016, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$31,892	$34,893
Additional credit losses for which an OTTI charge was previously recognized	8	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(768)	(772)
Ending balance	$31,132	$34,121

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, the reliance period is through March 31, 2017.  For bond insurer Ambac, the reliance period is through March 31, 2020 and is further limited to cover 45% of shortfalls.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Key Base Assumptions

The tables below summarize the weighted average and range of Key Base Assumptions for private-label MBS at March 31, 2016 and December 31, 2015, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at March 31, 2016
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-4.2	1.6	8.9-20.3	15.5	0.0-67.9	50.3
RMBS Alt-A (d)	1.0-5.4	1.5	2.0-2.0	2.0	30.0-30.0	30.0
HEL Subprime (e)	1.0-6.8	3.3	2.0-17.7	4.5	30.0-100.0	64.0
Manufactured Housing Loans	2.3-4.2	3.6	3.1-4.5	3.6	80.8-81.4	81.2

	Key Base Assumptions - All PLMBS at December 31, 2015
	CDR% (a)		CPR% (b)		Loss Severity% (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-3.9	1.5	10.4-21.0	16.2	0.0-81.1	45.4
RMBS Alt-A (d)	1.0-5.4	1.5	2.0-6.7	3.4	30.0-30.0	30.0
HEL Subprime (e)	1.0-6.3	3.3	2.0-13.6	4.6	22.5-100.0	61.3
Manufactured Housing Loans	2.1-4.1	3.5	2.9-4.2	3.3	81.8-82.8	82.1

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

(d)         CMOs/REMICS private-label MBS.

(e)          Residential asset-backed MBS.

Significant Inputs

For determining the fair values of all MBS, the FHLBNY has obtained pricing from four pricing services; the prices were clustered, averaged, and then assessed qualitatively before adopting the “final price”.  Disaggregation of the Level 3 bonds is by collateral type supporting the credit structure of the PLMBS, and the FHLBNY deems that no further disaggregation is necessary for a qualitative understanding of the sensitivity of fair values.  The table below provides a distribution of the prices, and the final price adopted for determining OTTI for the one security deemed OTTI at March 31, 2016 (dollars in thousands except for price):

	Significant Inputs
	Securities deemed OTTI at March 31, 2016
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis	Level	Range	Price	Rating

Private Label RMBS - Prime Bond 1	$3,299	$3,299	$3,299	3	$73.7 - 82.4	$74.7	D
Total OTTI PLMBS	$3,299	$3,299	$3,299

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note   6.                   Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  No AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$2,703	$—	$—	$2,703
Equity funds (a)	19,029	691	(734)	18,986
Fixed income funds (a)	15,603	—	(243)	15,360
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	857,433	6,735	(3)	864,165
CMBS-Floating	37,893	85	—	37,978
Total Available-for-sale securities	$932,661	$7,511	$(980)	$939,192

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$1,650	$—	$—	$1,650
Equity funds (a)	17,461	773	(711)	17,523
Fixed income funds (a)	14,212	—	(512)	13,700
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	907,094	9,433	—	916,527
CMBS-Floating	40,429	300	—	40,729
Total Available-for-sale securities	$980,846	$10,506	$(1,223)	$990,129

(a)         The FHLBNY has a grantor trust, the intent of which is to set aside cash to meet current and future payments for a supplemental unfunded pension plan.  Neither the pension plan nor employees of the FHLBNY own the trust.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trust.  The mutual funds used to manage the assets of the Grantor trust will be sufficiently liquid to enable the trust to meet all future liabilities.  Liquidity shall be assured by keeping an adequate amount of short-term investments in the portfolio to accommodate the cash needs of the trust.  Dividend income and the net realized gain from sales of funds was $0.1 million in the three months ended March 31, 2016 and $0.7 million in the same period in the prior year; amounts were recorded in Other income in the Statements of Income.

(b)         Recorded in AOCI — Net unrealized gain was $6.5 million at March 31, 2016 and $9.3 million at December 31, 2015.

Unrealized Losses — MBS Classified as AFS Securities

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$37,893	$37,978	$40,429	$40,729
Due after ten years	857,433	864,165	907,094	916,527
Fixed income/bond funds, equity funds and cash equivalents (b)	37,335	37,049	33,323	32,873

Total Available-for-sale securities	$932,661	$939,192	$980,846	$990,129

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trust are determined to be redeemable at short notice.  Fair values are the daily NAVs of the bond and equity funds.

(c)          Amortized cost is after adjusting for net unamortized discounts of $3.0 million and $3.1 million at March 31, 2016 and December 31, 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$857,433	$864,165	$907,094	$916,527
CMBS floating - LIBOR	37,893	37,978	40,429	40,729

Total Mortgage-backed securities (a)	$895,326	$902,143	$947,523	$957,256

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Note   7.   Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2016			December 31, 2015
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Due in one year or less	$34,959,256	1.14%	39.40%	$37,008,547	1.11%	39.57%
Due after one year through two years	20,491,730	1.28	23.10	19,452,065	1.09	20.80
Due after two years through three years	19,105,929	1.56	21.53	20,904,050	1.45	22.34
Due after three years through four years	6,063,562	1.89	6.83	6,467,223	1.81	6.91
Due after four years through five years	4,112,841	2.17	4.64	5,544,755	2.11	5.93
Thereafter	3,992,187	2.42	4.50	4,160,769	2.35	4.45

Total par value	88,725,505	1.42%	100.00%	93,537,409	1.35%	100.00%

Hedge valuation basis adjustments (b)	745,898			336,489
Fair value option valuation adjustments and accrued interest (c)	10,552			313

Total	$89,481,955			$93,874,211

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19.  Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 18.4% and 17.0% of total advances at March 31, 2016 and December 31, 2015.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.

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

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of March 31, 2016 and December 31, 2015, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$272,822	10.83%	$282,980	11.42%
Fixed long-term single-family mortgages	2,246,544	89.17	2,195,149	88.58
Multi-family mortgages	59	—	60	—
Total par value	2,519,425	100.00%	2,478,189	100.00%

Unamortized premiums	47,071		46,694
Unamortized discounts	(2,029)		(2,157)
Basis adjustment (b)	2,155		1,885

Total mortgage loans held-for-portfolio	2,566,622		2,524,611
Allowance for credit losses	(1,195)		(326)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,565,427		$2,524,285

(a)         Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).

(b)         Balances represent unamortized fair value basis of closed delivery commitments.  A basis is recorded at the settlement of the loan and represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan.  The basis is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $27.5 million and $27.1 million at March 31, 2016 and December 31, 2015.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

enhancement fees accrued were $0.5 million for the three months ended March 31, 2016 and 2015.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Loan Losses

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The FHLBNY considers the occurrence of a serious delinquency, 90 days or more delinquent, as a primary confirming event of a credit loss.  Bankruptcy and foreclosures are also considered as confirming events.  When a loan is past due 90 days or more, or is in bankruptcy or in foreclosure, the FHLBNY measures estimated credit losses on an individual loan basis.  For loans that have not been individually measured for estimated credit losses (i.e. they are not seriously delinquent, or in bankruptcy or in foreclosure), the FHLBNY measures for estimated credit losses on a collective basis.  When a loan is delinquent 180 days or more, the FHLBNY will charge off the excess carrying value over the net realizable value of the loan.  When the loan is foreclosed and the FHLBNY takes possession of real estate, the balance of the loan that has not been charged off is recorded as real estate owned at the lower of carrying value or net realizable value.

The FHLBNY performs periodic reviews of impaired mortgage loans within the MPF loan portfolio to identify the potential for credit losses inherent in the impaired loan to determine the likelihood of collection of the principal and interest.

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio (uninsured MPF loans).  The measurement of our allowance for credit losses is determined by (i) reviewing conventional mortgage loans for impairment on an individual basis, (ii) reviewing remaining conventional mortgage loans on a collective basis, and (iii) reviewing government insured loans (FHA- and VA-insured MPF loans) on a collective basis.

We compute the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features that provide credit assurance to the FHLBNY.

•                  Individually evaluated conventional mortgage loans — We evaluate certain conventional mortgage loans for impairment individually.  A conventional mortgage loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The primary credit quality indicator that we use in evaluating impairment on mortgage loans includes a serious delinquency rate - MPF loans that are 90 days or more past due, in bankruptcy, or in the process of foreclosure.  We also individually measure credit loss on loans that are modified, as we consider such loans as TDR.  Loans discharged under Chapter 7 bankruptcy are considered TDR, and are individually measured for credit losses when seriously delinquent.  We measure estimated credit impairment based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs.

•                  Collectively evaluated conventional mortgage loans — We collectively evaluate the majority of our conventional mortgage loan portfolio for impairment (excluding those individually evaluated), and estimate an allowance for credit losses based primarily upon the following factors: (i) loan delinquencies, and (ii) actual historical loss severities.  We utilize a roll-rate methodology when estimating allowance for credit losses.  This methodology projects loans migrating to charge off status (180 days delinquency) based on historical average rates of delinquency.  We then apply a loss severity factor to calculate an estimate of credit losses.  Prior to the first quarter of 2016, the result of the migration analysis was used as a qualitative measure to supplement and to corroborate credit loss allowance that was performed on a loan level basis.  Beginning with the first quarter of 2016, the FHLBNY records the results of loans collectively evaluated for impairment utilizing the migration analysis, and an additional allowance of $1.0 million was recorded as a charge to earnings, with a corresponding increase in allowance for credit losses.

•                  Collectively evaluated government insured loans — The FHLBNY invests in government-insured mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture.  The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency.  The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans.  Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers.  The FHLBNY’s credit risk for these loans is if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance.  We evaluate the credit worthiness of our member, the PFI.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a roll-forward analysis of the allowance for credit losses (in thousands):

	Three months ended March 31,
	2016	2015
Allowance for credit losses:
Beginning balance	$326	$4,507
Charge-offs	(257)	(3,747)
Provision for credit losses on mortgage loans	1,126	188
Ending balance	$1,195	$948

Ending balance, individually evaluated for impairment	$218	$948
Ending balance, collectively evaluated for impairment	977	—
Total Allowance for credit losses	$1,195	$948

Mortgage Loans — Non-performing Loans

The FHLBNY’s non-performing mortgage loans are reported in the table below (in thousands):

	March 31, 2016	December 31, 2015
Total Mortgage loans, net of allowance for credit losses (a)	$2,565,427	$2,524,285
Non-performing mortgage loans - Conventional (a)(b)	$15,832	$17,121
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$4,494	$3,920

(a)         Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.

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

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Three months ended March 31,
	2016	2015

Interest contractually due (a)	$293	$363
Interest actually received	271	328

Shortfall	$22	$35

(a)         Represents the amount of interest accrual on non-accrual conventional loans that were not recorded as income.  When interest is received on non-accrual loans, cash received is recorded as a liability as the FHLBNY considers such amounts received as an advance from servicers that would be subject to repayment at foreclosure; the cash received remains in Other liabilities until legal determination is made at foreclosure.  For more information about the FHLBNY’s policy on non-accrual loans, see financial statements, Note 1.  Significant Accounting Policies and Estimates in our most recent Form 10-K filed on March 21, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

	March 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$17,575	$17,428	$—	$18,026
With a related allowance	1,225	1,221	218	1,519
Total individually measured for impairment	$18,800	$18,649	$218	$19,545

	December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$17,663	$17,628	$—	$17,087
With a related allowance	1,983	1,973	326	5,046
Total individually measured for impairment	$19,646	$19,601	$326	$22,133

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

(d)         Represents the average recorded investment for the three months ended March 31, 2016 and the twelve months ended December 31, 2015.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

	March 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$215,287	$209,100	$—	$211,824
Uninsured loans	2,345,121	2,291,676	977	2,337,463
Total loans collectively measured for impairment	$2,560,408	$2,500,776	$977	$2,549,287

December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$205,803	$199,915	$—	$185,081

(a)         Represents the average recorded investment for the three months ended March 31, 2016 and the twelve months ended December 31, 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	March 31, 2016			December 31, 2015
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$21,283	$8,341	$—	$17,976	$6,827	$—
Past due 60 - 89 days	5,073	1,424	—	5,967	1,541	—
Past due 90 - 179 days	1,256	1,747	—	2,691	1,150	—
Past due 180 days or more	14,618	2,976	—	14,467	2,953	—
Total past due	42,230	14,488	—	41,101	12,471	—
Total current loans	2,321,632	200,799	59	2,289,982	193,332	60
Total mortgage loans	$2,363,862	$215,287	$59	$2,331,083	$205,803	$60
Other delinquency statistics:
Loans in process of foreclosure, included above	$11,258	$2,154	$—	$11,849	$1,583	$—
Number of foreclosures outstanding at period end	86	18	—	92	14	—
Serious delinquency rate (a)	0.69%	2.19%	—%	0.74%	1.99%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$16,325	$4,723	$—	$17,158	$4,103	$—
Past due 90 days or more and still accruing interest	$—	$4,723	$—	$—	$4,103	$—
Loans on non-accrual status	$15,874	$—	$—	$17,158	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$10,945	$353	$—	$10,683	$290	$—
Modified loans under MPF® program	$1,285	$—	$—	$835	$—	$—
Real estate owned	$2,021			$2,166

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

Troubled Debt Restructurings (“TDRs”) and MPF Modification Standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2017.  This modification plan was made available to homeowners currently in default or imminent danger of default and only a few MPF loans had been modified under the plan and outstanding at March 31, 2016 and December 31, 2015.  Due to the insignificant numbers of loans modified and considered to be a TDR, forgiveness and other information with respect to the modifications have been omitted. Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balances were $0.1 million at March 31, 2016 and December 31, 2015.  A loan involved in the MPF modification program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  A modified loan is considered a TDR until the modified loan is performing to its original terms.

The FHLBNY measures all estimated credit losses based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $10.9 million and $10.7 million of such loans were outstanding at March 31, 2016 and December 31, 2015.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more, and $1.0 million were deemed impaired due to their past due delinquency status at March 31, 2016.   The allowance for credit losses associated with those loans was immaterial as the loans were well collateralized.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	March 31, 2016			December 31, 2015
Recorded Investment Outstanding	Performing	Non- performing	Total TDRs	Performing	Non- performing	Total TDRs
Troubled debt restructurings (TDRs) (a)(b) :
Loans discharged from bankruptcy	$9,908	$1,037	$10,945	$10,017	$666	$10,683
Modified loans under MPF® program	1,244	41	1,285	794	41	835
Total troubled debt restructurings	$11,152	$1,078	$12,230	$10,811	$707	$11,518
Related Allowance			$107			$113

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 9.                                                               Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	March 31, 2016	December 31, 2015
Interest-bearing deposits
Interest-bearing demand	$1,016,794	$1,308,923
Term (a)	30,000	26,000
Total interest-bearing deposits	1,046,794	1,334,923
Non-interest-bearing demand	19,342	15,493
Total deposits (b)	$1,066,136	$1,350,416

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits (a)	$1,046,794	0.16%	$1,334,923	0.04%
Non-interest-bearing deposits	19,342		15,493
Total deposits	$1,066,136		$1,350,416

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $0.9 trillion as of March 31, 2016 and December 31, 2015.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	March 31, 2016	December 31, 2015

Percentage of unpledged qualifying assets to consolidated obligations	107%	107%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Consolidated obligation bonds-amortized cost	$74,285,527	$67,225,768
Hedge valuation basis adjustments (a)	485,527	346,423
Hedge basis adjustments on terminated hedges (b)	144,270	145,512
FVO (c) - valuation adjustments and accrued interest	11,773	(1,751)

Total Consolidated obligation bonds	$74,927,097	$67,715,952

Discount notes-amortized cost	$36,851,001	$46,837,709
FVO (c) - valuation adjustments and remaining accretion	12,671	12,159

Total Consolidated obligation discount notes	$36,863,672	$46,849,868

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

(c)    Valuation adjustments represent changes in the entire fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2016			December 31, 2015
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$45,616,635	0.54%	61.42%	$37,123,630	0.44%	55.23%
Over one year through two years	17,754,410	0.98	23.90	18,265,465	0.80	27.18
Over two years through three years	4,048,505	1.34	5.45	4,128,285	1.38	6.14
Over three years through four years	1,475,400	1.68	1.99	1,708,750	1.65	2.54
Over four years through five years	1,235,160	2.05	1.66	1,450,050	1.98	2.16
Thereafter	4,147,610	3.20	5.58	4,540,420	3.08	6.75

Total par value	74,277,720	0.88%	100.00%	67,216,600	0.84%	100.00%

Bond premiums (b)	39,906			42,169
Bond discounts (b)	(32,099)			(33,001)
Hedge valuation basis adjustments (c)	485,527			346,423
Hedge basis adjustments on terminated hedges (d)	144,270			145,512
FVO (e) - valuation adjustments and accrued interest	11,773			(1,751)

Total Consolidated obligation-bonds	$74,927,097			$67,715,952

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of Interest expense by $3.6 million for the three months ended March 31, 2016, and $5.3 million in the same period in 2015.

(c)          Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship.  Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at its maturity, the unamortized basis is reversed to $0.  The unamortized basis was $144.3 million and $145.5 million at March 31, 2016 and at December 31, 2015.  Amortization was recorded as a yield adjustment, which reduced Interest expenses by $1.4 million for the three months ended March 31, 2016, and $1.3 million in the same period in the prior year.

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$42,969,720	57.85%	$45,808,600	68.15%
Fixed-rate, callable	2,563,000	3.45	3,698,000	5.50
Step Up, callable	295,000	0.40	525,000	0.78
Step Down, callable	25,000	0.03	—	—
Single-index floating rate	28,425,000	38.27	17,185,000	25.57

Total par value	74,277,720	100.00%	67,216,600	100.00%

Bond premiums	39,906		42,169
Bond discounts	(32,099)		(33,001)
Hedge valuation basis adjustments (a)	485,527		346,423
Hedge basis adjustments on terminated hedges (b)	144,270		145,512
FVO (c) - valuation adjustments and accrued interest	11,773		(1,751)

Total Consolidated obligation-bonds	$74,927,097		$67,715,952

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

The FHLBNY’s outstanding consolidated obligation discount notes were as follows (dollars in thousands):

	March 31, 2016	December 31, 2015

Par value	$36,883,998	$46,875,847
Amortized cost	$36,851,001	$46,837,709
FVO (a) - valuation adjustments and remaining accretion	12,671	12,159
Total discount notes	$36,863,672	$46,849,868

Weighted average interest rate	0.36%	0.26%

(a)         Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Note 11.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 21, 2016.

The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2016	2015

Beginning balance	$113,352	$113,544
Additions from current period’s assessments	9,300	9,831
Net disbursements for grants and programs	(11,336)	(13,803)
Ending balance	$111,316	$109,572

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

The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented, and met the “adequately capitalized” classification, which is the highest rating, under the capital rule.  However, the Finance Agency has discretion to reclassify a FHLBank and to modify or add to the corrective action requirements for a particular capital classification.  If the FHLBNY became classified into a capital classification other than adequately capitalized, the Bank could be adversely impacted by the corrective action requirements for that capital classification.  For more information about the capital rules under the Finance Agency regulations and a discussion of any corrective actions, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the audited financial statements included in our most recent Form 10-K filed on March 21, 2016.

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	March 31, 2016		December 31, 2015
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$658,483	$6,682,554	$691,580	$6,874,668
Total capital-to-asset ratio	4.00%	5.57%	4.00%	5.58%
Total capital (b)	$4,797,642	$6,682,554	$4,929,936	$6,874,668
Leverage ratio	5.00%	8.36%	5.00%	8.37%
Leverage capital (c )	$5,997,053	$10,023,830	$6,162,420	$10,312,002

(a)         Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

(b)         Required “Total capital” is 4.0% of total assets.

(c)          Actual “Leverage capital” is actual “Risk-based capital” times 1.5.

(d)         Required minimum.

(e)          Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Anticipated redemptions of mandatorily redeemable capital stock in the following table assumes the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	March 31, 2016	December 31, 2015

Redemption less than one year	$16,087	$5,033
Redemption from one year to less than three years	12,215	12,214
Redemption from three years to less than five years	272	271
Redemption from five years or greater	1,931	1,981

Total	$30,505	$19,499

The following table provides roll-forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2016	2015

Beginning balance	$19,499	$19,200
Capital stock subject to mandatory redemption reclassified from equity	11,505	8,179
Redemption of mandatorily redeemable capital stock (a)	(499)	(8,282)
Ending balance	$30,505	$19,097
Accrued interest payable (b)	$270	$229

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rate was 4.65% for three months ended March 31, 2016 and 4.60% for three months ended March 31, 2015.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $319.7 million and $303.1 million of Restricted retained earnings in the FHLBNY’s Total Capital at March 31, 2016 and December 31, 2015.

Note 13.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2016	2015

Net income	$83,401	$88,228

Net income available to stockholders	$83,401	$88,228

Weighted average shares of capital	54,998	55,357
Less: Mandatorily redeemable capital stock	(193)	(199)
Average number of shares of capital used to calculate earnings per share	54,805	55,158

Basic earnings per share	$1.52	$1.60

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

For more information about employee retirement plans and plan changes and amendments, see Note 14. Employee Retirement Plans in the financial statements included in the most recent Form 10-K filed on March 21, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2016	2015
Defined Benefit Plan	$1,875	$1,888
Benefit Equalization Plan (defined benefit)	1,141	1,187
Defined Contribution Plan	496	446
Postretirement Health Benefit Plan	(112)	39

Total retirement plan expenses	$3,400	$3,560

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Service cost	$185	$185
Interest cost	476	447
Amortization of unrecognized net loss/(gain)	492	568
Amortization of unrecognized past service (credit)/cost	(12)	(13)

Net periodic benefit cost	$1,141	$1,187

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2016	2015

Service cost (benefits attributed to service during the period)	$31	$81
Interest cost on accumulated postretirement health benefit obligation	137	139
Amortization of loss/(gain)	160	259
Amortization of prior service (credit)/cost	(440)	(440)

Net periodic postretirement health benefit (income)/cost (a)	$(112)	$39

(a)         Plan amendments in a prior year reduced plan obligations by $8.8 million, and the resulting gain is being amortized over an actuarially determined period, reducing net periodic benefit costs.

Key assumptions (a) and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	March 31, 2016	December 31, 2015

Weighted average discount rate	3.94%	3.94%

Health care cost trend rates:
Assumed for next year
Pre 65	7.00%	7.00%
Post 65	6.25%	6.25%
Pre 65 Ultimate rate	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2024/2023	2024/2023
Post 65 Ultimate rate	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2024/2023	2024/2023
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

(a)               The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the periods in this report.

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

Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges.  For more information, see Derivatives in Note 1. Significant Accounting Polices and Estimates in the Bank’s most recent Form 10-K filed on March 21, 2016.

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

When designating a derivative in an economic hedge, it is after considering the operational costs and benefits of executing a hedge that would qualify for hedge accounting.  When entering into such hedges that do not qualify for hedge accounting, changes in fair value of the derivatives is recorded in earnings with no offsetting fair value adjustments for the hedged asset, liability, or firm commitment.  As a result, an economic hedge introduces the potential for earnings variability.  Economic hedges are an acceptable hedging strategy under the FHLBNY’s risk management program, and the strategies comply with the Finance Agency’s regulatory requirements prohibiting speculative use of derivatives.

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

Firm Commitment Strategies — Mortgage delivery commitments are considered derivatives under the accounting standards for derivatives and hedging.  We account for them as freestanding derivatives, and record the fair values of mortgage loan delivery commitments on the balance sheet with an offset to Other income (loss) as Net realized and unrealized gains (losses) on derivatives and hedging activities.  Fair values were not significant for all periods in this report.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding were $31.0 million at March 31, 2016 and December 31, 2015.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

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

Credit risk on bilateral OTC derivative contracts — For derivatives that are not eligible for clearing with a DCO under the Dodd-Frank Act, the FHLBNY is subject to credit risk as a result of non-performance by swap counterparties to the derivative agreements.  The FHLBNY enters into master netting arrangements and bilateral security agreements with all active derivative counterparties that provide for delivery of collateral at specified levels to limit the net unsecured credit exposure to these counterparties.  The FHLBNY makes judgments on each counterparty’s creditworthiness, and makes estimates of the collateral values in analyzing counterparty non-performance credit risk.  Bilateral agreements consider the credit risks and the agreement specifies thresholds to post or receive collateral with changes in credit ratings.  When the FHLBNY has more than one derivative transaction outstanding with the counterparty, and a legally enforceable master netting agreement exists with the counterparty, the net exposure (less collateral held) represents the appropriate measure of credit risk.  The FHLBNY conducts all its bilaterally executed derivative transactions under ISDA master netting agreements.

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

	March 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$231,132	$597,772	$237,981	$527,061
Cleared derivatives	389,773	412,424	355,644	135,638
Total gross recognized amount	620,905	1,010,196	593,625	662,699
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(221,450)	(383,825)	(227,007)	(316,962)
Cleared derivatives	(228,364)	(412,424)	(184,959)	(135,638)
Total gross amounts of netting adjustments and cash collateral	(449,814)	(796,249)	(411,966)	(452,600)
Net amounts after offsetting adjustments
Bilateral derivatives	9,682	213,947	10,974	210,099
Cleared derivatives	161,409	—	170,685	—
Total net amounts after offsetting adjustments	171,091	213,947	181,659	210,099
Derivative instruments -Not Nettable
Delivery commitments (a)	84	1	17	14
Total derivative assets and total derivative liabilities presented in the Statements of Condition	$171,175	$213,948	$181,676	$210,113
Non-cash collateral received or pledged not offset (c)
Cannot be sold or repledged
Bilateral derivatives	$1,030	$—	$345	$—
Delivery commitments (a)	84	—	17	—
Total cannot be sold or repledged	1,114	—	362	—
Net unsecured amount
Bilateral derivatives	8,652	213,948	10,629	210,113
Cleared derivatives	161,409	—	170,685	—
Total net amount (b)	$170,061	$213,948	$181,314	$210,113

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

(b)         Total net amount represents net unsecured amounts of Derivative assets and liabilities recorded in the Statements of Condition at March 31, 2016 and December 31, 2015.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.

(c)          Non-Cash collateral received or pledged not offset — Amounts represent exposure arising from derivative positions with member counterparties where we acted as an intermediary, and a small amount of delivery commitments (see footnote a).  Amounts are collateralized by pledged non-cash collateral, primarily 1-4 family housing collateral.

The gross derivative exposure, as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, was $620.9 million at March 31, 2016 and $593.6 million at December 31, 2015.  Fair value amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), were $449.8 million and $412.0 million at those dates.  These netting adjustments included $175.5 million and $329.9 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at March 31, 2016 and December 31, 2015, and the net exposures after offsetting adjustments were $171.2 million and $181.7 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential non-performance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At March 31, 2016 and December 31, 2015, net fair values of derivatives in unrealized loss positions were $213.9 million and $210.1 million, after deducting $522.0 million and $370.5 million of cash collateral posted to the exposed counterparties.

With respect to cleared derivatives, cash posted to the DCOs were in excess of required margins, primarily due to the requirement to post Initial margin.  The DCOs were exposed to the extent of the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and that specific exposure was not significant at March 31, 2016 and December 31, 2015.

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

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$68,180,733	$590,601	$841,176
Interest rate swaps-cash flow hedges	1,589,000	975	145,697
Total derivatives in hedging instruments	69,769,733	591,576	986,873

Derivatives not designated as hedging instruments
Interest rate swaps	29,911,783	25,069	22,160
Interest rate caps or floors	2,898,000	3,207	172
Mortgage delivery commitments	20,675	84	1
Other (b)	62,000	1,053	991
Total derivatives not designated as hedging instruments	32,892,458	29,413	23,324

Total derivatives before netting and collateral adjustments	$102,662,191	620,989	1,010,197
Netting adjustments and cash collateral (c)		(449,814)	(796,249)
Net after cash collateral reported on the Statements of Condition		$171,175	$213,948

	December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$69,075,046	$561,016	$551,617
Interest rate swaps-cash flow hedges	1,624,000	2,017	87,259
Total derivatives in hedging instruments	70,699,046	563,033	638,876

Derivatives not designated as hedging instruments
Interest rate swaps	33,322,944	25,174	23,414
Interest rate caps or floors	2,698,000	4,947	—
Mortgage delivery commitments	14,806	17	14
Other (b)	62,000	471	409
Total derivatives not designated as hedging instruments	36,097,750	30,609	23,837

Total derivatives before netting and collateral adjustments	$106,796,796	593,642	662,713
Netting adjustments and cash collateral (c)		(411,966)	(452,600)
Net after cash collateral reported on the Statements of Condition		$181,676	$210,113

(a)         All derivative assets and liabilities with swap dealers and counterparties are collateralized by cash; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.

(b)         The Other category comprised of swaps intermediated for member, and notional amounts represent purchases from dealers and an offsetting purchase by the members from us.

(c)          Cash collateral and related accrued interest posted by counterparties to the FHLBNY of $175.5 million and $329.9 million at March 31, 2016 and December 31, 2015 were netted in Netting adjustments in Derivative assets; cash collateral posted by the FHLBNY of $522.0 million and $370.5 million at March 31, 2016 and December 31, 2015 were netted in Netting adjustments in Derivative liabilities.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Components of net gains/ (losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended March 31, 2016
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(417,300)	$417,728	$428	$(132,577)
Consolidated obligation bonds	139,056	(139,087)	(31)	30,415
Net (losses) gains related to fair value hedges	(278,244)	278,641	397	$(102,162)
Cash flow hedges	(47)		(47)	$(9,176)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(347)		(347)
Caps or floors	(1,828)		(1,828)
Mortgage delivery commitments	400		400
Swaps economically hedging instruments designated under FVO	6,459		6,459
Accrued interest-swaps (a)	(4,150)		(4,150)
Net gains related to derivatives not designated as hedging instruments	534		534

Net gains (losses) on derivatives and hedging activities	$(277,757)	$278,641	$884

	Three months ended March 31, 2015
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(120,546)	$119,486	$(1,060)	$(237,210)
Consolidated obligation bonds	95,126	(94,699)	427	62,661
Net (losses) gains related to fair value hedges	(25,420)	24,787	(633)	$(174,549)
Cash flow hedges	(265)		(265)	$(8,624)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	986		986
Caps or floors	(1,642)		(1,642)
Mortgage delivery commitments	(93)		(93)
Swaps economically hedging instruments designated under FVO	3,053		3,053
Accrued interest-swaps (a)	4,693		4,693
Net gains related to derivatives not designated as hedging instruments	6,997		6,997

Net gains (losses) on derivatives and hedging activities	$(18,688)	$24,787	$6,099

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended March 31, 2016
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(982)	Interest Expense	$(556)	$(47)
Consolidated obligation discount notes (b)	(55,891)	Interest Expense	—	—
	$(56,873)		$(556)	$(47)

	Three months ended March 31, 2015
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(1,237)	Interest Expense	$(505)	$(265)
Consolidated obligation discount notes (b)	(20,858)	Interest Expense	—	—
	$(22,095)		$(505)	$(265)

(a)               Cash flow hedges of anticipated issuance of consolidated obligation bonds.

Changes in period recognized in AOCI for the three months ended March 31, 2016 and 2015 — Cash flow hedges executed in the periods resulted in net unrecognized losses of $1.0 million from contracts that were closed in the reporting periods. There were no open contracts at March 31, 2016 and 2015.  In the same period in the prior year, contracts that were closed resulted in losses of $1.2 million.  Unrecognized losses in AOCI are amortized and reclassified to interest expense with an offset to the cumulative balance in AOCI.  See Statements of Comprehensive Income.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized losses from hedges of anticipatory issuance strategy was $6.2 million at March 31, 2016, $6.6 million at March 31, 2015 and $5.8 million at December 31, 2015.

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

(b)               Hedges of discount notes in rolling issuances

Changes in period recognized in AOCI for the three months ended March 31, 2016 and 2015 — Amounts represented period-over-period change in the fair values of open swap contracts in the cash flow hedging strategy.  Open swap contracts under this strategy were notional amounts of $1.6 billion at March 31, 2016 and December 31, 2015.  The fair values changes recorded in AOCI were net unrealized losses of $55.9 million and $20.9 million for the three months ended March 31, 2016 and March 31, 2015.  The cash flow hedges mitigated exposure to the variability in future cash flows over a maximum period of 15 years.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized losses from hedges of discount notes in rolling issuances was $141.1 million at March 31, 2016, $101.6 million at March 31, 2015 and $85.2 million at December 31, 2015.

(c)                Ineffectiveness recognized in earnings - Only the effective portion of the fair values of open contracts is recorded in AOCI.  Ineffectiveness is recorded in Other income as a component of derivatives and hedging gains and losses.

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	March 31, 2016
		Estimated Fair Value				Netting Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$225,112	$225,112	$225,112	$—	$—	$—
Securities purchased under agreements to resell	5,210,000	5,209,980	—	5,209,980	—	—
Federal funds sold	6,916,000	6,915,974	—	6,915,974	—	—
Available-for-sale securities	939,192	939,192	37,049	902,143	—	—
Held-to-maturity securities	14,260,415	14,563,118	—	13,448,470	1,114,648	—
Advances	89,481,955	89,300,637	—	89,300,637	—	—
Mortgage loans held-for-portfolio, net	2,565,427	2,624,974	—	2,624,974	—	—
Accrued interest receivable	156,836	156,836	—	156,836	—	—
Derivative assets	171,175	171,175	—	620,989	—	(449,814)
Other financial assets	2,021	2,021	—	—	2,021	—

Liabilities
Deposits	1,066,136	1,066,141	—	1,066,141	—	—
Consolidated obligations
Bonds	74,927,097	74,962,337	—	74,962,337	—	—
Discount notes	36,863,672	36,865,216	—	36,865,216	—	—
Mandatorily redeemable capital stock	30,505	30,505	30,505	—	—	—
Accrued interest payable	120,827	120,827	—	120,827	—	—
Derivative liabilities	213,948	213,948	—	1,010,197	—	(796,249)
Other financial liabilities	46,642	46,642	46,642	—	—	—

	December 31, 2015
		Estimated Fair Value				Netting Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$327,482	$327,482	$327,482	$—	$—	$—
Securities purchased under agreements to resell	4,000,000	3,999,933	—	3,999,933	—	—
Federal funds sold	7,245,000	7,244,805	—	7,244,805	—	—
Available-for-sale securities	990,129	990,129	32,873	957,256	—	—
Held-to-maturity securities	13,932,372	14,114,222	—	12,985,121	1,129,101	—
Advances	93,874,211	93,681,217	—	93,681,217	—	—
Mortgage loans held-for-portfolio, net	2,524,285	2,546,492	—	2,546,492	—	—
Accrued interest receivable	145,913	145,913	—	145,913	—	—
Derivative assets	181,676	181,676	—	593,642	—	(411,966)
Other financial assets	2,166	2,166	—	—	2,166	—

Liabilities
Deposits	1,350,416	1,350,382	—	1,350,382	—	—
Consolidated obligations
Bonds	67,715,952	67,529,043	—	67,529,043	—	—
Discount notes	46,849,868	46,848,521	—	46,848,521	—	—
Mandatorily redeemable capital stock	19,499	19,499	19,499	—	—	—
Accrued interest payable	108,575	108,575	—	108,575	—	—
Derivative liabilities	210,113	210,113	—	662,713	—	(452,600)
Other financial liabilities	47,528	47,528	47,528	—	—	—

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

and may be revised as necessary.  To be included among the cluster, at March 31, 2016, each price must fall within 7 points (7 points at December 31, 2015) of the median price for residential PLMBS and within 2 points (2 points at December 31, 2015) of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At March 31, 2016, one held-to-maturity private - label MBS was deemed OTTI and was written down to its fair values, so that its carrying values recorded in the balance sheet equaled its fair values, which was classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.  At December 31, 2015, one held-to-maturity private -label MBS was deemed OTTI and was written down to its fair values, so that its carrying values recorded in the balance sheet equaled its fair values, which was classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.

Housing finance agency bonds — The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.  Because of the current lack of significant market activity, their fair values were categorized within Level 3 of the fair value hierarchy as inputs into vendor pricing models may not be market based and observable.

Grantor trust — The FHLBNY has a grantor trust, which invests in money market, equity and fixed income and bond funds.  Investments in the trust are classified as AFS.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trust.  Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at March 31, 2016 and December 31, 2015.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for significance factor has been established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At March 31, 2016 and December 31, 2015, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At March 31, 2016 and December 31, 2015, fair values of credit impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were also considered to be observable.  During the three months ended March 31, 2016, certain loans that were delinquent for 180 days or more had been charged-off and loans were recorded at their fair values of $1.3 million on a non-recurring basis as a Level 2 financial instruments as significant inputs to value collateral were considered to be observable.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at March 31, 2016 and December 31, 2015.

The FHLBNY’s valuation model utilizes a modified Black-Karasinski methodology.  Significant market based and observable inputs into the valuation model include volatilities and interest rates.  The Bank’s valuation model employs industry standard market-observable inputs (inputs that are actively quoted and can be validated to external sources).  Inputs by class of derivative were as follows:

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2016 and December 31, 2015.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at March 31, 2016 and December 31, 2015, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Other real estate owned (ORE) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.  Generally, non-recurring items have not been material for the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	March 31, 2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$902,143	$—	$902,143	$—	$—
Equity and bond funds	37,049	37,049	—	—	—
Advances (to the extent FVO is elected)	8,222,792	—	8,222,792	—	—
Derivative assets (a)
Interest-rate derivatives	171,091	—	620,905	—	(449,814)
Mortgage delivery commitments	84	—	84	—	—

Total recurring fair value measurement - assets	$9,333,159	$37,049	$9,745,924	$—	$(449,814)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(9,497,652)	$—	$(9,497,652)	$—	$—
Bonds (to the extent FVO is elected) (b)	(9,959,433)	—	(9,959,433)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(213,947)	—	(1,010,196)	—	796,249
Mortgage delivery commitments	(1)	—	(1)	—	—

Total recurring fair value measurement - liabilities	$(19,671,033)	$—	$(20,467,282)	$—	$796,249

	December 31, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$957,256	$—	$957,256	$—	$—
Equity and bond funds	32,873	32,873	—	—	—
Advances (to the extent FVO is elected)	9,532,553	—	9,532,553	—	—
Derivative assets (a)
Interest-rate derivatives	181,659	—	593,625	—	(411,966)
Mortgage delivery commitments	17	—	17	—	—

Total recurring fair value measurement - assets	$10,704,358	$32,873	$11,083,451	$—	$(411,966)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(12,471,868)	$—	$(12,471,868)	$—	$—
Bonds (to the extent FVO is elected) (b)	(13,320,909)	—	(13,320,909)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(210,099)	—	(662,699)	—	452,600
Mortgage delivery commitments	(14)	—	(14)	—	—

Total recurring fair value measurement - liabilities	$(26,002,890)	$—	$(26,455,490)	$—	$452,600

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	March 31, 2016
	Fair Value	Level 1	Level 2	Level 3

Private-label residential mortgage-backed securities	$3,299	$—	$—	$3,299
Mortgage loans held-for-portfolio	1,276	—	1,276	—
Real estate owned	328	—	—	328
Total non-recurring assets at fair value	$4,903	$—	$1,276	$3,627

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3

Private-label residential mortgage-backed securities	$3,516	$—	$—	$3,516
Mortgage loans held-for-portfolio	10,683	—	10,683	—
Real estate owned	2,360	—	—	2,360
Total non-recurring assets at fair value	$16,559	$—	$10,683	$5,876

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — One held-to-maturity PLMBS was measured at fair value on a nonrecurring basis at March 31, 2016; that is, it was not measured at fair value on an ongoing basis but was subject to fair value adjustments as there was evidence of other-than-temporary impairment.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that are determined to be credit impaired are required to be recorded at their fair values in the Statements of Condition.  For more information, see Note 5.  Held-to-Maturity Securities.

Mortgage loans and “Real estate owned” — Represent fair values recorded on a non-recurring basis during the period ended on the reporting dates.   During the three months ended March 31, 2016, certain loans that were delinquent for 180 days or more were partially charged-off and the loans were recorded at their fair values of $1.3 million on a non-recurring basis.  Real estate owned (“Foreclosed”) properties, with fair values of $0.3 million was recorded on a non-recurring basis during the same period.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the three months ended March 31, 2016 and December 31, 2015.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	March 31, 2016
	Advances	Bonds	Discount Notes

Balance, beginning of the period	$9,532,553	$(13,320,909)	$(12,471,868)
New transactions elected for fair value option	605,000	(415,000)	(5,154,772)
Maturities and terminations	(1,925,000)	3,790,000	8,129,499
Net gains (losses) on financial instruments held
under fair value option	8,550	(11,332)	(6,321)
Change in accrued interest/unaccreted balance	1,689	(2,192)	5,810

Balance, end of the period	$8,222,792	$(9,959,433)	$(9,497,652)

	December 31, 2015
	Advances	Bonds	Discount Notes

Balance, beginning of the period	$15,655,403	$(19,523,202)	$(7,890,027)
New transactions elected for fair value option	9,282,240	(18,462,660)	(19,085,181)
Maturities and terminations	(15,400,780)	24,655,080	14,512,436
Net (losses) gains on financial instruments held under fair value option	(2,325)	8,494	3,703
Change in accrued interest/unaccreted balance	(1,985)	1,379	(12,799)

Balance, end of the period	$9,532,553	$(13,320,909)	$(12,471,868)

	March 31, 2015
	Advances	Bonds	Discount Notes

Balance, beginning of the period	$15,655,403	$(19,523,202)	$(7,890,027)
New transactions elected for fair value option	2,600,000	(2,948,650)	(8,123,647)
Maturities and terminations	(11,751,015)	6,800,000	2,898,543
Net gains (losses) on financial instruments held under fair value option	4,367	(4,439)	(3,018)
Change in accrued interest/unaccreted balance	(3,614)	3,912	(3,677)

Balance, end of the period	$6,505,141	$(15,672,379)	$(13,121,826)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended
	March 31, 2016
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$18,116	$8,550	$26,666

	Three months ended
	March 31, 2015
	Interest Income	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$14,981	$4,367	$19,348

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	Three months ended
	March 31, 2016
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(8,751)	$(11,332)	$(20,083)
Consolidated obligation discount notes	(7,730)	(6,321)	(14,051)

	$(16,481)	$(17,653)	$(34,134)

	Three months ended
	March 31, 2015
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(8,724)	$(4,439)	$(13,163)
Consolidated obligation discount notes	(5,132)	(3,018)	(8,150)

	$(13,856)	$(7,457)	$(21,313)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	March 31, 2016
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$8,212,240	$8,222,792	$10,552

Consolidated obligation bonds (b)	$9,947,660	$9,959,433	$11,773
Consolidated obligation discount notes (c)	9,484,981	9,497,652	12,671
	$19,432,641	$19,457,085	$24,444

	December 31, 2015
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$9,532,240	$9,532,553	$313

Consolidated obligation bonds (b)	$13,322,660	$13,320,909	$(1,751)
Consolidated obligation discount notes (c)	12,459,708	12,471,868	12,160
	$25,782,368	$25,792,777	$10,409

	March 31, 2015
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$6,500,000	$6,505,141	$5,141

Consolidated obligation bonds (b)	$15,663,730	$15,672,379	$8,649
Consolidated obligation discount notes (c)	13,112,067	13,121,826	9,759
	$28,775,797	$28,794,205	$18,408

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 17.                          Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were par amounts of  $0.9 trillion at March 31, 2016 and December 31, 2015.

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

Outstanding standby letters of credit were approximately $12.9 billion and $12.5 billion as of March 31, 2016 and December 31, 2015, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities and were $1.1 million as of March 31, 2016 and December 31, 2015.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $20.7 million and $14.8 million of mortgage loans at March 31, 2016 and December 31, 2015.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.  The FHLBNY also has executed conditional agreements with its members in the MPF program to purchase $1.1 billion and $1.2 billion of mortgage loans at March 31, 2016 and December 31, 2015.

Derivative contracts — When the FHLBNY executes derivatives with major financial institutions that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements.  When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organization or DCO, would enter into margin agreements.  When counterparties (including the DCOs) are exposed, the FHLBNY posts cash collateral to mitigate the counterparty’s credit exposure; the FHLBNY had posted $522.0 million and $370.5 million in cash with derivative counterparties as pledged collateral at March 31, 2016 and December 31, 2015, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15.  Derivatives and Hedging Activities.

The following table summarizes contractual obligations and contingencies as of March 31, 2016 (in thousands):

	March 31, 2016
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$45,616,635	$21,802,915	$2,710,560	$4,147,610	$74,277,720
Consolidated obligation discount notes at par	36,883,998	—	—	—	36,883,998
Long-term debt obligations-interest payments (a)	244,730	229,021	50,165	132,778	656,694
Mandatorily redeemable capital stock (a)	16,087	12,215	272	1,931	30,505
Other liabilities (b)	87,259	7,403	5,909	47,895	148,466

Total contractual obligations	82,848,709	22,051,554	2,766,906	4,330,214	111,997,383

Other commitments
Standby letters of credit	12,836,211	41,815	11,391	—	12,889,417
Consolidated obligation bonds/discount notes traded not settled	1,039,563	—	—	—	1,039,563
Commitments to fund pension	7,500	—	—	—	7,500
Open delivery commitments (MPF)	20,675	—	—	—	20,675

Total other commitments	13,903,949	41,815	11,391	—	13,957,155

Total obligations and commitments	$96,752,658	$22,093,369	$2,778,297	$4,330,214	$125,954,538

(a)   Contractual obligations related to interest payments on long-term debt were calculated by applying the weighted average interest rate on the outstanding long-term debt at March 31, 2016 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.  The FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.88% at March 31, 2016.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

For premises lease obligations, and remote backup site obligations, see Note 17. Commitments and Contingencies in the Bank’s most recent Form 10-K filed on March 21, 2016.

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

Debt Assumptions and Transfers

Debt assumptions — No debt was assumed in the three months ended March 31, 2016 and in the same period in the prior year from another FHLBank.

Debt transfers — No debt was transferred in the three months ended March 31, 2016 and in the same period in the prior year.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Debt assumptions and transfers were in the ordinary course of the FHLBNY’s business.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of participation in the FHLBNY’s MPF loans that has remained outstanding was $19.3 million and $20.8 million at March 31, 2016 and December 31, 2015.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.5 million for the three months ended March 31, 2016, compared to $0.3 million in the same period in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At March 31, 2016 and December 31, 2015, outstanding notional amounts were $31.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at March 31, 2016 and December 31, 2015 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three months ended March 31, 2016 and March 31, 2015, the FHLBNY extended overnight loans for a total of $0.3 billion and $0.9 billion to other FHLBanks.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three month ended March 31, 2016 and in the same period in the prior year, there were no borrowings from other FHLBanks.

Cash and Due from Banks

Compensating cash balances were held at Citibank.  For more information, see Note 3.  Cash and Due from Banks.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize outstanding balances with related parties at March 31, 2016 and December 31, 2015, and transactions for the three months ended March 31, 2016 and March 31, 2015 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	March 31, 2016		December 31, 2015
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$225,112	$—	$327,482
Securities purchased under agreements to resell	—	5,210,000	—	4,000,000
Federal funds sold	—	6,916,000	—	7,245,000
Available-for-sale securities	—	939,192	—	990,129
Held-to-maturity securities	—	14,260,415	—	13,932,372
Advances	89,481,955	—	93,874,211	—
Mortgage loans (a)	—	2,565,427	—	2,524,285
Accrued interest receivable	122,007	34,829	112,014	33,899
Premises, software, and equipment	—	10,090	—	9,466
Derivative assets (b)	—	171,175	—	181,676
Other assets (c)	341	4,512	410	7,687

Total assets	$89,604,303	$30,336,752	$93,986,635	$29,251,996

Liabilities and capital
Deposits	$1,066,136	$—	$1,350,416	$—
Consolidated obligations	—	111,790,769	—	114,565,820
Mandatorily redeemable capital stock	30,505	—	19,499	—
Accrued interest payable	31	120,796	18	108,557
Affordable Housing Program (d)	111,316	—	113,352	—
Derivative liabilities (b)	—	213,948	—	210,113
Other liabilities (e)	46,642	101,824	47,528	103,846

Total liabilities	1,254,630	112,227,337	1,530,813	114,988,336

Total capital	6,459,088	—	6,719,482	—

Total liabilities and capital	$7,713,718	$112,227,337	$8,250,295	$114,988,336

(a)    May include insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)           Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business — At March 31, 2016, notional amounts outstanding were $1.9 billion, and the fair value was a derivative liability of $13.0 million.  There was no posting of cash collateral at March 31, 2016.  At December 31, 2015, notional amounts outstanding were $2.6 billion, and the fair value was a derivative liability of $10.3 million.  There was no posting of cash collateral at December 31, 2015.  The swap interest rate exchanges with Citibank, N.A., resulted in interest expenses of $4.5 million and $5.1 million in the three months ended March 31, 2016 and in the same period in the prior year.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with Citibank in the capacity of a derivative dealer.

Derivative transactions with Goldman Sachs Bank USA, a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business  — At March 31, 2016, notional amounts outstanding were $2.3 billion; the net fair value after posting $23.8  million cash collateral was a net derivative liability of $26.8 million.  At December 31, 2015, notional amounts outstanding were $2.5 billion; the net fair value after posting $19.3 million cash collateral was a net derivative liability of $29.4 million.  The swap interest rate exchanges with Goldman Sachs Bank USA resulted in interest expense of $12.3 million and $21.7 million in the three months ended March 31, 2016 and the same period in 2015.  Also, may include insignificant fair values due to intermediation activities on behalf of other members with Goldman Sachs in the capacity of a derivative dealer.

(c)            May include insignificant amounts of miscellaneous assets that are in the Unrelated party category.

(d)           Represents funds not yet allocated or disbursed to AHP programs.

(e)            Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party:  Income and Expense transactions

	Three months ended
	March 31, 2016		March 31, 2015
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$191,274	$—	$131,198	$—
Interest-bearing deposits (a)	—	518	—	331
Securities purchased under agreements to resell	—	2,205	—	240
Federal funds sold	—	10,309	—	2,839
Available-for-sale securities	—	2,275	—	2,044
Held-to-maturity securities	—	70,671	—	65,440
Mortgage loans held-for-portfolio (b)	—	21,977	—	19,316
Loans to other FHLBanks	3	—	2	—

Total interest income	$191,277	$107,955	$131,200	$90,210

Interest expense
Consolidated obligations	$—	$170,881	$—	$101,877
Deposits	526	—	120	—
Mandatorily redeemable capital stock	296	—	256	—
Cash collateral held and other borrowings	—	363	—	63

Total interest expense	$822	$171,244	$376	$101,940

Service fees and other Income/(Expenses)	$2,827	$599	$2,263	$701

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

The top ten advance holders at March 31, 2016, December 31, 2015, and March 31, 2015 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2016
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$14,050,000	15.84%	$29,119	13.47%
Metropolitan Life Insurance Company	New York	NY	12,570,000	14.17	53,743	24.87
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	10,321,600	11.63	42,525	19.68
New York Commercial Bank	Westbury	NY	611,500	0.69	1,495	0.69
Subtotal New York Community Bancorp, Inc.			10,933,100	12.32	44,020	20.37
HSBC Bank USA, National Association	New York	NY	6,700,000	7.55	12,058	5.58
First Niagara Bank, National Association	Buffalo	NY	4,758,500	5.36	10,115	4.68
Investors Bank*	Short Hills	NJ	3,389,692	3.82	16,516	7.64
Goldman Sachs Bank USA	New York	NY	2,925,000	3.30	5,695	2.64
Manufacturers and Traders Trust Company	Buffalo	NY	2,702,609	3.05	28,286	13.09
Signature Bank	New York	NY	2,300,000	2.59	6,160	2.85
Astoria Bank*	Lake Success	NY	2,195,000	2.47	10,401	4.81
Total			$62,523,901	70.47%	$216,113	100.00%

(a)   Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

* At March 31, 2016, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2015
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$14,750,000	15.77%	$88,933	9.21%
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	12,699,600	13.58	221,991	22.99
New York Commercial Bank	Westbury	NY	764,200	0.82	6,208	0.64
Subtotal New York Community Bancorp, Inc.			13,463,800	14.40	228,199	23.63
Metropolitan Life Insurance Company	New York	NY	12,570,000	13.44	192,749	19.96
HSBC Bank USA, National Association	New York	NY	5,600,000	5.99	25,014	2.59
First Niagara Bank, National Association	Buffalo	NY	5,525,000	5.91	26,638	2.76
Investors Bank*	Short Hills	NJ	3,124,782	3.34	63,921	6.62
Manufacturers and Traders Trust Company	Buffalo	NY	3,102,771	3.32	279,394	28.95
Goldman Sachs Bank USA	New York	NY	2,925,000	3.13	6,889	0.71
Signature Bank	New York	NY	2,720,163	2.91	13,062	1.35
Astoria Bank*	Lake Success	NY	2,180,000	2.33	40,790	4.22
Total			$65,961,516	70.54%	$965,589	100.00%

(a) Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

* At December 31, 2015, officer of member bank also served on the Board of Directors of the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	March 31, 2015
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$15,250,000	17.56%	$28,706	10.69%
Metropolitan Life Insurance Company	New York	NY	12,570,000	14.48	46,096	17.17
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	7,934,115	9.14	59,850	22.30
New York Commercial Bank	Westbury	NY	793,612	0.91	1,311	0.49
Subtotal New York Community Bancorp, Inc.			8,727,727	10.05	61,161	22.79
Hudson City Savings Bank, FSB**	Paramus	NJ	6,025,000	6.94	71,522	26.65
HSBC Bank USA, National Association	New York	NY	5,600,000	6.45	4,403	1.64
First Niagara Bank, National Association	Buffalo	NY	4,787,000	5.51	6,065	2.26
Investors Bank*	Short Hills	NJ	3,012,052	3.47	14,342	5.34
Astoria Bank*	Lake Success	NY	2,400,000	2.76	10,333	3.85
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.56	7,542	2.81
Valley National Bank*	Wayne	NJ	1,899,500	2.19	18,242	6.80
Total			$62,496,279	71.97%	$268,412	100.00%

(a) Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

* At March 31, 2015, officer of member bank also served on the Board of Directors of the FHLBNY.

** Hudson City Savings Bank, FSB was acquired by Manufacturers and Traders Trust Company in the fourth quarter of 2015.

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

These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in the Bank’s filings with the Securities and Exchange Commission. For more information about the forward-looking statements, see the Bank’s most recent Form 10-K filed on March 21, 2016.

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	59 - 60
1.1 - 1.15	Results of Operations	61 - 76
2.1	Assessments	76
3.1 - 3.2	Financial Condition	77 - 79
4.1 - 4.6	Advances	80 - 83
5.1 - 5.9	Investments	83 - 88
6.1 - 6.6	Mortgage Loans	89 - 91
7.1 - 7.9	Consolidated Obligations	92 - 95
7.10	FHLBNY Ratings	95
8.1 - 8.3	Capital	95 - 96
9.1 - 9.7	Derivatives	97 - 100
10.1 - 10.3	Liquidity	101 - 102
10.4	Short Term Debt	103

Executive Overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q.  For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 21, 2016.

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

2016 First Quarter Highlights

Results of Operations

Net Income — 2016 first quarter Net income was $83.4 million, and decreased by $4.8 million, or 5.5%, compared to the same period in the prior year.

•                  Net interest income, the principal source of Net Income was $127.2 million, an increase of $8.1 million, or 6.8%, from the same period in the prior year.  Average earning assets were $124.4 billion in the current year period, a decline of $3.3 billion from the prior year period.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 37 basis points in the current year period, one basis point higher than in the prior year period.  Earning assets yielded 96 basis points in the current year period, compared to 70 basis points in the prior year period; funding cost was 59 basis points in the current year period, compared to 34 basis points in the prior year period.

•                  Other Income (Loss) — Other Income/(loss) reported a loss of $4.9 million in the current year period, compared to a gain of $6.0 million in the prior year period.  Other Income/(Loss) is primarily net gains and losses from Derivatives and hedging activities,  and net fair value gains and losses recorded on instruments elected under the Fair Value Option.

•                  Other Expenses were $28.4 million in the current year period, compared to $26.8 million in the prior year period.  Other Expenses are Operating expenses, Compensation and benefits, and our share of the operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  AHP assessments allocated from net income were $9.3 million in the current year period, compared to $9.8 million in the prior year period.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.17 per share of capital stock ($4.65 annualized) was paid in the current year period, compared to $1.16 ($4.60 annualized) in the prior year period.

Financial Condition — March 31, 2016 Compared to December 31, 2015

Total assets declined to $119.9 billion at March 31, 2016 from $123.2 billion at December 31, 2015, a decrease of $3.3 billion, or 2.7%.  Advances to members declined to $89.5 billion at March 31, 2016 from $93.9 billion at December 31, 2015, a decrease of $4.4 billion, or 4.7%.

Advances — Par balances declined at March 31, 2016 to $88.7 billion, compared to $93.5 billion at December 31, 2015.  Shorter maturity borrowings by members in the fourth quarter of 2015 were not renewed at their maturities in the first quarter of 2016.

Long-term investment securities — In the AFS portfolio, long-term investments at March 31, 2016 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $0.9 billion, compared to $1.0 billion at December 31, 2015.

In the HTM portfolio, long-term investments at March 31, 2016 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities.  HTM securities were carried at $13.4 billion and $13.1 billion at March 31, 2016 and December 31, 2015.  Private-label issued MBS were only about 2% of the HTM portfolio of mortgage-backed securities at March 31, 2016 and December 31, 2015.  The HTM portfolio also included housing finance agency bonds, primarily New York and New Jersey, and the investments were carried at an amortized cost basis of $824.8 million and $825.1 million at March 31, 2016 and December 31, 2015.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.5 billion at March 31, 2016, up a little from the balance at December 31, 2015.

Capital ratios — Our capital position remains strong.  At March 31, 2016, actual risk-based capital was $6.7 billion, compared to required risk-based capital of $658.5 million.  To support $119.9 billion of total assets at March 31, 2016, the required minimum regulatory risk-based capital was $4.8 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $6.7 billion, exceeding required capital by $1.9 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Liquidity and Debt — At March 31, 2016, liquid assets included $61.1 million as demand cash balances at the Federal Reserve Bank of New York, $162.0 million as compensating cash balances at Citibank that could be withdrawn at short notice, $12.1 billion in overnight loans in the federal funds and the repo markets, and $0.9 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

We also hold Contingency Liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual Contingency Liquidity under the 5-day scenario in the 2016 first quarter was $28.5 billion, well in excess of the required $2.6 billion.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — We project base net income for 2016 to be lower than 2015.  While it is difficult to forecast member prepayments, we do not expect the extraordinary prepayment activity and fees in 2015 to continue into 2016.  We do expect that certain announced pending mergers may result in balance sheet re-alignments of the merged institutions and drive additional prepayments in 2016.  During 2016, we may decide to retire some debt associated with advances that were prepaid in 2015 to re-align our balance sheet liabilities.  The timing and amounts re-purchased would be contingent on conditions in the debt markets and any repurchases would typically result in a charge to net income.  Aside from revenues from advances, interest income from long-term investments in mortgage-backed securities provides significant revenues.  Pricing of MBS remains tight and yields low, and earnings may be adversely impacted if we are unable to acquire investments that would outpace contractual pay downs, and at yields that would not be dilutive to earnings.

Advances — The pace of balance sheet growth experienced in the previous years was driven by the borrowing activities of a few large members.  We cannot predict if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity in 2016.  At March 31, 2016, three members’ advance borrowings exceeded 10.0% of total advances outstanding at that date — Citibank, N.A. 15.8%, Metropolitan Life Insurance Company 14.2%,  New York Community Bank/New York Commercial Bank 12.3%.

We expect limited demand for large intermediate and long-term advances because many members have adequate liquidity.

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

Credit impairment of investment securities — OTTI has been insignificant in 2015 and in the three months ended March 31, 2016.  The aggregate carrying value of our private-label mortgage-backed securities was $270.3 million at March 31, 2016; fair values were $331.4 million, and securities were predominantly in gain positions.  Without continued recovery in the near term such that liquidity continues to expand in the mortgage-backed securities market, or if the credit losses of the underlying collateral within the mortgage-backed securities perform worse than expected, we could face additional credit losses.

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

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2016	2015	2015	2015	2015

Investments (a)	$27,326	$26,167	$28,436	$25,566	$28,119
Advances	89,482	93,874	90,745	91,296	88,524
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,565	2,524	2,462	2,380	2,299
Total assets	119,941	123,239	122,947	119,567	119,379
Deposits and borrowings	1,066	1,350	1,108	1,191	1,607
Consolidated obligations, net
Bonds	74,927	67,716	67,839	68,945	66,083
Discount notes	36,864	46,850	47,060	42,456	44,924
Total consolidated obligations	111,791	114,566	114,899	111,401	111,007
Mandatorily redeemable capital stock	31	19	19	19	19
AHP liability	111	113	106	107	110
Capital
Capital stock	5,360	5,585	5,286	5,309	5,112
Retained earnings
Unrestricted	972	967	887	873	869
Restricted	320	303	269	253	238
Total retained earnings	1,292	1,270	1,156	1,126	1,107
Accumulated other comprehensive loss	(193)	(136)	(164)	(124)	(157)
Total capital	6,459	6,719	6,278	6,311	6,062
Equity to asset ratio (c)(j)	5.39%	5.45%	5.11%	5.28%	5.08%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2016	2015	2015	2015	2015

Investments (a)	$29,650	$27,406	$28,032	$25,372	$26,950
Advances	91,821	88,867	90,053	89,329	97,465
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,548	2,496	2,422	2,343	2,181
Total assets	125,077	120,000	122,036	118,419	128,256
Interest-bearing deposits and other borrowings	1,301	1,229	1,029	1,112	1,488
Consolidated obligations, net
Bonds	71,055	70,082	69,838	65,706	71,086
Discount notes	44,921	40,705	43,163	43,499	47,219
Total consolidated obligations	115,976	110,787	113,001	109,205	118,305
Mandatorily redeemable capital stock	19	19	19	19	20
AHP liability	112	108	106	106	108
Capital
Capital stock	5,480	5,234	5,255	5,195	5,516
Retained earnings
Unrestricted	958	905	873	865	855
Restricted	310	281	259	243	225
Total retained earnings	1,268	1,186	1,132	1,108	1,080
Accumulated other comprehensive loss	(174)	(157)	(133)	(150)	(155)
Total capital	6,574	6,263	6,254	6,153	6,441

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended
(except earnings and dividends per	March 31,	December 31,	September 30,	June 30,	March 31,
share, and headcount)	2016	2015	2015	2015	2015
Net income	$83	$169	$83	$75	$88
Net interest income (d)	127	219	110	106	119
Dividends paid in cash (e)	61	55	53	56	64
AHP expense	9	19	9	8	10
Return on average equity (f)(g)(j)	5.10%	10.67%	5.27%	4.90%	5.56%
Return on average assets (g)(j)	0.27%	0.56%	0.27%	0.25%	0.28%
Other non-interest (loss) income	(5)	8	8	3	6
Operating expenses (h)	25	35	23	22	23
Finance Agency and Office of Finance expenses	4	4	3	3	4
Total other expenses	29	39	26	25	27
Operating expenses ratio (g)(i)(j)	0.08%	0.12%	0.07%	0.07%	0.07%
Earnings per share	$1.52	$3.20	$1.58	$1.45	$1.60
Dividends per share	$1.17	$1.03	$1.02	$1.01	$1.16
Headcount (Full/part time)	280	273	264	275	259

(a)         Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         Allowances for credit losses were $1.2 million, $0.3 million, $0.4 million, $0.9 million and $0.9 million for the periods ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three months ended March 31, 2016 and in the same period in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 21, 2016.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:                                       Principal Components of Net Income

	Three months ended March 31,
	2016	2015

Total interest income	$299,232	$221,410
Total interest expense	172,066	102,316
Net interest income before provision for credit losses	127,166	119,094
Provision for credit losses on mortgage loans	1,126	188
Net interest income after provision for credit losses	126,040	118,906
Total other (loss) income	(4,924)	5,973
Total other expenses	28,415	26,820
Income before assessments	92,701	98,059
Affordable Housing Program Assessments	9,300	9,831
Net income	$83,401	$88,228

2016 First Quarter Compared to 2015 First Quarter

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

2016 first quarter Net income was $83.4 million, and decreased by $4.8 million, or 5.5%, compared to the same period in the prior year.

•                  Net interest income, the principal source of Net Income was $127.2 million, an increase of $8.1 million, or 6.8%, from the same period in the prior year.  Net interest income (“NII”) is typically driven by the volume of earning assets, as measured by average balances of earning assets, and the net interest spread earned in the period.  Average earning assets were $124.4 billion in the current year period, a decline of $3.3 billion from the prior year period.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 37 basis points in the current year period, one basis point higher than in the prior year period.  Earning assets yielded 96 basis points in the current year period, compared to 70 basis points in the prior year period; funding cost was 59 basis points in the current year period, compared to 34 basis points in the prior year period.

•                  Other Income (Loss) — Other Income/(loss) reported a loss of $4.9 million in the current year period, compared to a gain of $6.0 million in the prior year period:

•                  Service fees and Others are primarily correspondent banking fees and fee revenues from financial letters of credit.  Revenues were $3.4 million in the current year period, compared to $3.0 million in the prior year period.

•                  Financial instruments carried at fair values reported a net valuation loss of $9.1 million in the current year period, compared to a net loss of $3.1 million in the prior year period.  We have elected to account for certain consolidated obligation debt and advances under the Fair Value Option (“FVO”), and for these instruments, changes in the entire fair values of the instruments are recorded through earnings.  The debt instruments elected under the FVO were medium- and short-term in duration.  Advances elected under the FVO were variable and fixed-rate instruments, and were medium- and short-term in terms of maturities. Inter-period valuation fluctuations of instruments elected under the FVO were caused largely by gains and losses in one period, followed by reversals in a subsequent period as the instruments approached maturity.  For more information, see financial statements, Fair Value Option disclosures in Note 16.  Fair Values of Financial Instruments.  Also see, Table 1.11 Other Income (Loss) and discussions, in this MD&A.

•                  Derivative and hedging activities contributed a net gain of $0.9 million in the current year period, compared to a net gain of $6.1 million in the prior year period:

Hedges that qualified for hedge accounting under ASC 815 reported valuation gains of $0.4 million in the current year period, compared to valuation losses of $0.9 million in the prior year period.

Derivatives that did not qualify for hedge accounting reported a net gain of $0.5 million in the current year period, compared to a net gain of $7.0 million in the prior year period.  Fair value changes on standalone swaps reported a net gain of $6.8 million in the current year period, compared to a net gain of $3.6 million in the prior year period.  Fair value changes on interest rate caps in economic hedges of certain floating-rate investments reported a net loss of $1.8 million in the current year period, compared to a net loss of $1.6 million in the prior year period.  Net interest settlements of $4.4 million on standalone swaps were recorded as a loss in the current year period, compared to gain of $5.1 million in the prior year period.

For more information, see financial statements, Note 15. Derivatives and Hedging Activities.  Also see, Table 1.13 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type and discussions, in this MD&A.

•                  Debt bought back or sold in current year period resulted in a $0.1 million charge to earnings.  No debt was retired or bought back in the prior year period.

•                  Other Expenses were $28.4 million in the current year period, compared to $26.8 million in the prior year period:

•                  Operating expenses were $7.5 million in the current year period, up from $7.0 million in the prior year period primarily due to increase in legal expenses and computer service agreements.

•                  Compensation and benefits expenses were $17.3 million in the current year period, up from $16.2 million in the prior year period primarily due to higher headcount and increases in incentive compensation plan expenses.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $3.6 million in the current year period, almost unchanged from the prior year period.

•                  AHP assessments allocated from net income were $9.3 million in the current year period, compared to $9.8 million in the prior year period.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Interest Income — 2016 First Quarter Compared to 2015 First Quarter

Net interest income is impacted by a variety of factors: (1) transaction volumes, as measured by average balances of interest earning assets, and by (2) the prevailing balance sheet yields, as measured by yields on earning assets minus yields paid on interest-costing liabilities, after including the impact of the cash flows paid or received on interest rate derivatives that qualified under hedge accounting rules.  Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free capital.  When members prepay advances, prepayment fees are received and reported in interest income, a component of net interest income.

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:                                       Net Interest Income

	Three months ended March 31,
			Percentage
	2016	2015	Change
Total interest income (a)	$299,232	$221,410	35.15%
Total interest expense (a)	172,066	102,316	(68.17)
Net interest income before provision for credit losses	$127,166	$119,094	6.78%

(a)   Total Interest Income and Total Interest Expense — See Table 1.7 and 1.9 together with accompany discussions.

Net interest income for the current year period was $127.2 million, compared to $119.1 million in the prior year period.

The small increase was primarily attributable to one basis point improvement in net interest spread period-over-period.  Net interest spread in the current year period was 37 basis points, compared to 36 basis in the prior year period.  Net interest spread is the difference between yields earned on interest-earning assets and yields paid on interest-bearing liabilities.  Net interest margin, a measure of margin efficiency is Net interest income divided by average earning assets, was 41 basis points in the current year period, compared to 38 basis points in the prior year period.

Asset Yields — Interest income in the current year period grew to $299.2 million, yielding 96 basis points, compared to $221.4 million at a yield of 70 basis points in the prior year period.   Recorded interest income and yields were after the impact of interest rate swaps that “synthetically” converted certain fixed-rate advances to LIBOR-indexed, variable-rate advances.

Interest income from advances in the current year period grew to $191.3 million, yielding 84 basis points, compared to $131.2 million, at a yield of 55 basis points in the prior year period.

Interest income from federal funds and repurchase agreements in the current year period grew to $12.5 million, yielding 35 basis points, benefiting from higher yields in the short-end of the yield curve, and higher invested balances.  The comparable interest income in the prior year period was $3.1 million at a yield of 10 basis points.

Interest income from investment securities, both fixed- and floating-rate securities, was $72.9 million in the current year period at a blended yield of 195 basis points, compared to $67.5 million in the prior year period at a blended yield of 191 basis points.  Increase in revenues was driven primarily by higher invested balances.  Run off of vintage higher yielding securities continued to put pressure on yields, as acquisitions in the existing tightly priced market have yielded lower fixed-rate coupons and lower spreads on floating-rate coupons, relative to vintage securities.  Fixed-rate MBS in the HTM portfolio earned $54.6 million in the current year period at a yield of 306 basis points, compared to $54.5 million in the prior year period at a yield of 307 basis points.  Floating-rate MBS in the HTM portfolio earned $13.2 million in the current year period at a yield of 89 basis points, compared to $8.7 million in the prior year period at a yield of 68 basis points.  The AFS portfolio, comprising of floating-rate MBS, earned $2.3 million in the current year period, at a yield of 99 basis points, compared to $2.0 million in the prior year period, at a yield of 70 basis points.

Interest income from mortgage loans and others was $22.0 million in the current year period, at a yield of 346 basis points, compared to $19.3 million in the prior year period, at a yield of 358 basis points.

Consolidated obligation funding costs:

Consolidated obligation bonds — The blended cost of funding with fixed-rate and floating-rate bonds was 69 basis points in the current year period, up from 45 basis points in the prior year period; yield basis were after the fair value hedge impact of interest rate swaps that “synthetically” converted a significant percentage of fixed-rate bonds to LIBOR index (primarily sub-LIBOR).  On an un-swapped basis, the weighted average yield on fixed-rate CO bonds was 107 basis points in the current year period, compared to 88 basis points in the prior year period.  The cost of funding with floating-rate CO bonds has increased in line with the rising LIBOR, and rose to 46 basis points in the current year period, compared to 14 basis points in the prior year period.

Consolidated obligation discount notes — The cost of funding with consolidated obligation discount notes was 43 basis points in the current year period, up from 20 basis points in the prior year period; reported yields on discount note funding were after the cash flow hedge impact of interest rate swaps that “synthetically” converted the variability of future issuances of the notes to fixed-rate cash flows.

Interest income from investing member capital — In the very low interest rate environment for overnight and short-term investments, our earnings from interest free capital and non-interest bearing liabilities have not been significant contributors.  We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital was $6.7 billion in the current year period compared to $6.6 billion in the prior year period.  In the past several years, opportunities for investing in short-term assets that met our risk/reward preferences had been limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the low prevailing overnight rates at financial institutions.  In the current year period, market yields for overnight investments have improved. We are better poised to manage our risk/reward liquidity policies and earn higher interest income from investing excess liquidity.  For more information about factors that impact Interest income and Interest expense, see Table 1.3 and discussions thereto.  Also, see Table 1.5 Spread and Yield Analysis, and Table 1.6 Rate and Volume Analysis.

Impact of Qualifying Hedges on Net Interest Income — 2016 First Quarter Compared to the 2015 First Quarter

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:                                       Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended March 31,
	2016	2015

Interest Income	$431,809	$458,620
Net interest adjustment from interest rate swaps	(132,577)	(237,210)
Reported interest income	299,232	221,410

Interest Expense	193,305	156,353
Net interest adjustment from interest rate swaps and basis amortization	(21,239)	(54,037)
Reported interest expense	172,066	102,316

Net interest income	$127,166	$119,094

Net interest adjustment - interest rate swaps	$(111,338)	$(183,173)

GAAP Compared to Economic — 2016 First Quarter Compared to the 2015 First Quarter

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.4:                                       GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended March 31,
	2016			2015
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$127,166	0.41%	0.37%	$119,094	0.38%	0.36%
Interest (expense) income
Swaps not designated in a hedging relationship	(4,414)	(0.01)	(0.01)	5,046	0.01	0.01

Economic net interest income	$122,752	0.40%	0.36%	$124,140	0.39%	0.37%

(a)   Viewed on an economic basis, interest income or expense generated on standalone interest rate swaps would be considered as a measure of net interest income.  Under GAAP, such interest income or expense is a measure of derivative and hedging gains and losses.  Standalone interest rate swaps in economic hedges were associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged instruments elected under the FVO.  If viewed on an economic basis, such interest rate swaps would have reduced net interest income by $4.4 million for current year period.  In the prior year period, an increase of $5.0 million would have been recorded to net interest income.

From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that executes interest rate swap hedges, converting fixed-rate exposures to LIBOR exposures, or creating fixed-rate cash flows; the execution of the business model and the strategy should be considered as a relevant measure of our interest margin performance, rather than as a derivative and hedging gain.  Yields and spreads are annualized.  Table 1.4 above provides useful information to track the impact on our economic net interest margin.

Spread and Yield Analysis — 2016 First Quarter Compared to 2015 First Quarter

Table 1.5:                                       Spread and Yield Analysis

	Three months ended March 31,
	2016			2015
		Interest				Interest
	Average	Income/		Average		Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance		Expense	Rate (a)
Earning Assets:
Advances	$91,820,627	$191,274	0.84%	$97,464,810		$131,198	0.55%
Interest bearing deposits and others	507,032	518	0.41	1,167,935		331	0.12
Federal funds sold and other overnight funds	14,508,604	12,514	0.35	12,503,544		3,079	0.10
Investments	15,009,510	72,946	1.95	14,350,433		67,484	1.91
Mortgage and other loans	2,551,663	21,980	3.46	2,191,406		19,318	3.58

Total interest-earning assets	$124,397,436	$299,232	0.96%	$127,678,128		$221,410	0.70%

Funded By:
Consolidated obligations-bonds	$71,055,003	$122,361	0.69%	$71,076,849	(b)	$78,727	0.45%
Consolidated obligations-discount notes	44,921,069	48,520	0.43	47,218,816		23,150	0.20
Interest-bearing deposits and other borrowings	1,319,321	889	0.27	1,488,725		183	0.05
Mandatorily redeemable capital stock	19,346	296	6.16	19,878		256	5.23

Total interest-bearing liabilities	117,314,739	172,066	0.59%	119,804,268		102,316	0.34%

Other non-interest-bearing funds	333,844	—		1,278,120		—
Capital	6,748,853	—		6,595,740		—

Total Funding	$124,397,436	$172,066		$127,678,128		$102,316

Net Interest Income/Spread		$127,166	0.37%			$119,094	0.36%

Net Interest Margin
(Net interest income/Earning Assets)			0.41%				0.38%

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

(b)         Previously reported comparative balances have been reclassified to conform to the retrospective adoption of ASU 2015-03 Interest-imputation of interest (Subtopic 835-30) Simplifying the presentation of Debt Issuance Costs.

Rate and Volume Analysis — 2016 First Quarter Compared to 2015 First Quarter

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 1.6:                                       Rate and Volume Analysis

	For the three months ended
	March 31, 2016 vs. March 31, 2015
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(7,996)	$68,072	$60,076
Interest bearing deposits and others	(275)	462	187
Federal funds sold and other overnight funds	568	8,867	9,435
Investments	3,159	2,303	5,462
Mortgage loans and other loans	3,112	(450)	2,662

Total interest income	(1,432)	79,254	77,822

Interest Expense
Consolidated obligations-bonds	(24)	43,658	43,634
Consolidated obligations-discount notes	(1,179)	26,549	25,370
Deposits and borrowings	(23)	729	706
Mandatorily redeemable capital stock	(7)	47	40

Total interest expense	(1,233)	70,983	69,750

Changes in Net Interest Income	$(199)	$8,271	$8,072

Interest Income — 2016 First Quarter Compared to 2015 First Quarter

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.7:                                       Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2016	2015	Change
Interest Income
Advances (a)	$191,274	$131,198	45.79%
Interest-bearing deposits (b)	518	331	56.50
Securities purchased under agreements to resell (c)	2,205	240	NM
Federal funds sold (c)	10,309	2,839	NM
Available-for-sale securities (d)	2,275	2,044	11.30
Held-to-maturity securities (d)	70,671	65,440	7.99
Mortgage loans held-for-portfolio (e)	21,977	19,316	13.78
Loans to other FHLBanks	3	2	50.00

Total interest income	$299,232	$221,410	35.15%

(a)                  Interest income from Advances — Interest income from advances in qualifying hedging relationships is recorded net of interest settlements on the interest swaps hedging the advances.  As a result, reported interest income would not necessarily be the same for Advances if not hedged.  Table 1.8 summarizes the impact of interest rate swaps on advance interest income.  For hedged fixed-rate advances, interest income is synthetically converted to a LIBOR indexed yield.  Interest income from Advances also includes prepayment fees received from members who prepay Advances ahead of their contractual maturities.

Despite a decline of $5.6 billion in average advance balances in the current year period, interest income from Advances increased by $60.1 million, or 45.8%, compared to the prior year period.  Weighted average yield was 84 basis points in the current year period, compared to 55 basis points in the prior year period.  The higher LIBOR level in the current year period has tended to generate increasing amounts of interest income on the swaps associated in the hedge, as the variable-leg of the swap re-priced at each reset date to a higher LIBOR.  On an un-swapped basis, and excluding prepayment fees, the aggregate weighted average yield of the advance portfolio was 142 basis points in the current year period, compared to 153 basis points in the prior year period.

•                  Long-term fixed-rate advances remained a significant component of the advance portfolio, with $45.7 billion in average outstanding balances in the current year period, yielding 198 basis points on an unswapped basis, compared to $47.3 billion in average balances, which yielded 252 basis points in the prior year period.  Yield decline period-over-period was primarily due to lower yields on long-term advances, which had been modified or prepaid and replaced by lower yielding advances in the last six months of 2015.

•                  Adjustable-rate advances or ARC advances represented 30.7% of our advance portfolio (par amount outstanding was $27.2 billion at March 31, 2016).   ARC’s, which are indexed to LIBOR, benefitted from the higher LIBOR level in the current year period.  The average 3-month LIBOR was 62 basis points in the current year period, up from 26 basis points in the prior year period.  ARCs yielded 79 basis points in the current year period, up from 47 basis points in the prior year period.

•                  Short-term fixed-rate Advances, which can have maturities from 2-days up to one year, represented 8.8% ($7.8 billion par) also benefited from the general increase in overnight and short rates in the current year period, as maturing advances were replaced by higher yielding advances.

(b)                     Interest bearing deposits — Represents interest income earned on cash collateral and margins posted to derivative counterparties. Interest income on cash posted as collateral was $0.5 million in the current year period, compared to $0.3 million in the prior year period.  The small increase was consistent with higher overnight federal funds effective rates, which is the earning index for cash collateral and margins.  Average yield was 41 basis points in the current year period, compared to 12 basis points in the prior year period.  Average cash balances were lower in the current year period, compared to prior year period as we continue to execute derivatives as “clearable trades” through central clearing, enabling us to net positive and negative derivative contracts through a Derivative Clearing Organization and post lower cash balances.

(c)                   Interest income from investments in federal funds and other overnight funds — Interest income from investments in federal funds sold and other overnight investments was $12.5 million in the current year period, compared to $3.1 million in the prior year period.  The increase was driven by the higher level of federal funds effective rates in the current year period.  Weighted average yield from overnight investments was 35 basis points in the current year period, up from 10 basis points in the prior year period.  Revenues grew also due to increase in investments.  Average invested balance was $14.5 billion in the current year period, compared to $12.5 billion in the prior year period.

(d)                  Interest income from investment securities — Available-for-sale and Held-to-maturity securities — Long-term investments were primarily GSE- issued mortgage-backed securities (“MBS”), a small portfolio of private label MBS, a portfolio of housing finance agency bonds, and bond and equity funds in a Grantor trust owned by the FHLBNY.

Pricing and yields have improved somewhat in the current year period after a sustained period during which MBS yields were low and spreads to LIBOR narrow.  Tight supply of securities has been the primary cause, and market conditions limited acquisitions of MBS to only when pricing and yields met our risk/return criteria.  Although spread compression has widened in the current year period for floating rate GSE-issued CMBS, pricing remains at a premium that may not meet our risk/reward framework.

Long-term investments were designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).

•                  AFS portfolio.

MBS in the AFS portfolio were floating-rate GSE issued securities, which earned $2.3 million in the current year period, compared to $2.0 million in the prior year period.  The small increase period-over-period has been driven by higher LIBOR level, the base index for the floating-rate securities.  Floating-rate MBS are indexed to short-term LIBOR, typically 1-month LIBOR, which had been at record lows in the earlier quarters of 2015, and has steadily moved higher in each subsequent quarter.  The 1-month LIBOR averaged 43 basis points in the current year period.  In contrast, the average 1-month LIBOR was 17 basis points in the prior year period.  The all-in- yield (LIBOR plus the margin) earned from floating-rate MBS was 99 basis points in the current year period, compared to 70 basis points in the prior year period.  The favorable impact of the higher LIBOR levels in the current year period was partly offset by the continued decline of the portfolio.  Average principal balance was $924.8 million in the current year period, compared to $1.2 billion in the prior year period.

•                  MBS in the HTM portfolio were fixed-rate and floating-rate securities.

Fixed-rate MBS in the HTM portfolio earned $54.6 million in the current year period, almost unchanged from the prior year period.  Yields discussed do not include the impact of credit and non-credit OTTI and accretable yield under GAAP.  We believe economic yield may enhance shareholders’ understanding of market conditions.

Yields have been declining as vintage higher coupon fixed-rate MBS have paid down.  Market pricing for new issuances of highly-rated GSE securities generally remain tight and yields low.  When new securities were acquired to replace paydowns, tight pricing adversely impacted yields and revenues.  The overall yield on fixed-rate MBS was 306 basis points in the current year period, compared to 307 basis points in the prior year period.  Volume, as measured by average outstanding principal balance, was $7.2 billion in the current year period, almost flat from the prior year period, with acquisitions just keeping pace with paydowns.  The impact of a substantially unchanged volume of investment securities and a declining portfolio of high-yielding vintage securities explain the small period-over-period change in yields.

Floating-rate MBS in the HTM portfolio earned $13.2 million in the current year period, compared to $8.7 million in the prior year period.  Floating-rate MBS are indexed to short-term LIBOR, typically the 1-month LIBOR.  Growth in revenue was driven by an increase in the portfolio and the higher LIBOR level in the current year period, as the portfolio re-priced to higher yields.  Average principal balance was $6.0 billion, yielding 89 basis points in the current year period, compared to average principal balance of $5.2 billion that yielded 68 basis points in the prior year period.  Market yields for newly issued floating-rate CMBS have improved period-over-period, and acquisitions in the current quarter are at significantly better margins than those acquired in prior year period.

•                  Housing finance agency bonds in the HTM portfolio

Interest income from housing finance agency bonds (“HFA bonds”) was $2.0 million in the current year period, compared to $1.5 million in the prior year period.  HFA bonds, which are classified as held-to-maturity, were primarily floating rate securities indexed to LIBOR, and revenues benefited from the higher LIBOR level, as the bonds re-priced to higher yields.   Invested balance was $824.8 million at March 31, 2016, compared to $810.8 million at March 31, 2015 and $825.0 million at December 31, 2015.

(e)                Interest income from mortgage loans — Interest income from MPF loans was $22.0 million in the current year period, up from $19.3 million in the prior year period.  Growth was driven by higher loan volume.  Average outstanding balances grew to $2.6 billion in the current year period, up from $2.2 billion in the prior year period.  Yield on the portfolio declined in the current year period, primarily due to amortization of purchased premiums.  Yield was 346 basis points in the current year period, compared to 358 basis points in the prior year period.

NM — Not meaningful.

Impact of Hedging on Interest Income from Advances — 2016 First Quarter Compared to 2015 First Quarter

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.8:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended March 31,
	2016	2015
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$323,851	$368,408
Net interest adjustment from interest rate swaps (a)	(132,577)	(237,210)
Total Advance interest income reported	$191,274	$131,198

(a)               Certain fixed-rate advances are hedged by the execution of interest rate swaps that created synthetic floaters (Fair value hedge).  The cash flows exchanged resulted in a net interest expense of $132.6 million in the current year period, compared to $237.2 billion in the prior year period.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.   The difference between the two cash exchanges determines the net interest adjustments, which declines, as it did in the current year period, when the pay and receive cash flows converge.  The higher LIBOR level that we received in the current year period was one factor that narrowed the adjustment.  Certain long-term high fixed coupon swaps had been modified to lower fixed-rate coupons in the second half of 2015 in parallel with advance modifications.  Certain long-term high coupon swaps were terminated in the fourth quarter of 2015 in parallel with advance prepayments.  The spread narrowed between the fixed-rate coupon payments and the 3-month LIBOR received on the modified swaps or the swaps executed to hedge new advances.

Interest Expense — 2016 First Quarter Compared to 2015 First Quarter

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.9:                                       Interest Expenses — Principal Categories

	Three months ended March 31,
			Percentage
	2016	2015	Change
Interest Expense
Consolidated obligations-bonds (a)	$122,361	$78,727	(55.42)%
Consolidated obligations-discount notes (a)	48,520	23,150	NM
Deposits (b)	526	120	NM
Mandatorily redeemable capital stock (c)	296	256	(15.63)
Cash collateral held and other borrowings	363	63	NM

Total interest expense	$172,066	$102,316	(68.17)%

(a)         Interest expense on consolidated obligation bonds and discount notes

The mix between the use of discount notes and the use of consolidated fixed-rate bonds to fund assets is an asset/liability management consideration that will impact period-over-period changes in recorded interest expense.  Discount note yields are lower relative to bonds, as discount notes are short-term funding instruments; other factors considered would include the prevailing funding environment, the liquidity needs of members, and the maturity and duration profiles of earning assets.  That mix, the utilization ratio of discount notes and bonds, was stable period-over-period.  Consolidated bonds funded 57.1% of average earning assets in the current period, compared to 55.7% in the prior year period.  Consolidated discount notes funded 36.1% of average earning assets in the current year period, compared to 37.0% in the prior year period.  The mix between the use of consolidated obligation fixed-rate bonds and floating-rate bonds is another asset/liability consideration that will impact the period-over-period changes in recorded interest expense.  The level of pricing of consolidated obligation debt will determine yields and the period-over-period changes in recorded interest expense, and for swapped debt, period-over-period changes in LIBOR.

Consolidated obligation bonds (“CO bonds”) — Aggregate interest expense of fixed- and floating-rate CO bonds in the current year period was $122.4 million, compared to $78.7 million in the prior year period.  The reported expenses are net of the impact of hedging fixed-rate CO bonds to create synthetic LIBOR indexed interest expense.  In the aggregate, yields on CO bonds (swapped and un-swapped) was 69 basis points in the current year period, compared to 45 basis points in the prior year period.

Fixed-rate bonds — Interest expense was $95.3 million in the current year period, compared to $76.0 million in the prior year period.  Recorded interest expense is net of the impact of interest rate swaps.  LIBOR levels were higher in the current year period, and has tended to drive up the cost of bonds on a swapped basis as we pay LIBOR indexed cash flows and in exchange we receive fixed-rate cash flows.  The sub-LIBOR spread on a swapped basis for short and medium-term bonds were tighter in the current year period.  The spread to LIBOR on longer maturity bonds have remained unfavorable, driving up cost of funds. The weighted average (after swap) yield on fixed-rate bonds was 82 basis points, compared to 49 basis points in the prior year period.  On a swapped basis, the cost of funding will tend to be in line with fluctuations in the LIBOR yield curve, as the fixed-rate bonds are synthetically converted to a LIBOR indexed yield.  By way of comparison, the weighted average yield on an un-swapped basis was 107 basis points in the current year period, compared to 88 basis points in the prior year period.

Floating-rate bonds — Interest expense was $27.1 million in the current year period, compared to $2.7 million in the prior year period.  Increase in interest expense was primarily driven by increased utilization of floating-rate bonds in the current year period.  Floating-rate bonds funded 18.9% of average earning assets in the current year period, compared to 5.8% in the prior year period.  The mix between the use of fixed-rate bonds and floating-rate bonds is an asset/liability management consideration, partly determined by the interest rate profile of assets that are being funded, and partly by the pricing of variable-rate debt, relative to alternative funding vehicles, such as discount notes or callable bonds with short lock-out periods to first call.  Higher LIBOR in the current year period has also driven up the cost of floating-rate funding, which was indexed to LIBOR.  Weighted average cost was 46 basis points in the current year period, compared to 14 basis points in the prior year period.

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

Interest expense was $48.5 million in the current year period, compared to $23.2 million in the prior year period.  Discount note yields have been favorable in the current year period as investor demand has driven yields down, and spreads to LIBOR have widened.  Interest expense included the impact of interest rate swaps in a cash flow hedge program in which $1.6 billion of discount notes are hedged in a cash flow strategy that synthetically converts cash flows on the future issuances of discount notes to fixed-rate cash flows.  Long-term fixed-rate payments are significantly higher than the 3-month LIBOR cash received, resulting in net swap interest expense accruals that increases the overall cost of the discount notes.  The strategy, however, assures us of achieving a predictable long-term cost of funds, and locking in future margins.  The synthetic conversion to fixed-rate cash flows resulted in increased cost of $9.2 million in the current year period and $8.6 million in the prior year period.  On a swapped basis, the weighted average cost was 43 basis points in the current year period, compared to 20 basis points in the prior year period.  On an un-swapped basis, the yield paid on consolidated obligation discount notes was 35 basis points in the current year period, up from 12 basis points in the prior year period.

(b)         Interest expense on deposits — Interest expense increased in the current year period, primarily due to increase in the overnight deposit rates paid to members on their deposits, and overnight fed effective rates paid to swap dealers on interest bearing cash collateral.  In aggregate, average deposit balances declined in the current year period to $1.3 billion, compared to $1.5 billion in the prior year period.

The FHLBNY takes deposits from members as a service to its members, and such deposits are not a significant source of funds.  Other deposits included cash collateral received from swap counterparties to mitigate the FHLBNY’s fair value exposures on open derivative positions, and balances and interest expense were not significant.

(c)          Mandatorily redeemable capital stock — Holders of mandatorily redeemable capital stock are paid dividends at the same rate as all member stockholders.  The dividend payments are classified as interest payments to conform to accounting rules with respect to the classification of such dividends.  Reported interest expense has remained flat period-over-period, in line with a materially unchanged average balance of capital stock held by non-members, one of the collateral requirements of borrowing advances.

NM — Not meaningful.

Impact of Hedging on Interest Expense on Debt — 2016 First Quarter Compared to 2015 First Quarter

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.10:                                Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended March 31,
	2016	2015
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$152,775	$141,389
Discount notes-Interest expense before adjustment for swaps	39,345	14,525
Amortization of basis adjustments	(669)	(664)
Net interest adjustment for interest rate swaps (a)	(20,570)	(53,373)
Total bonds and discount notes-Interest expense	$170,881	$101,877

(a)         Certain fixed-rate bonds are hedged by interest rate swaps that created synthetic floating-rate bonds (Fair value hedge).  Future issuances of certain discount note issuances are hedged by long-term interest rate swaps that created synthetic fixed-rate future cash flows (Cash flow hedge).  The cash flows exchanged resulted in net interest income of $20.6 million in the current year period, compared with $53.4 million in the prior year period.  A fair value hedge of debt was accomplished by the execution of interest rate swaps in which we receive fixed-rate cash flows, and a pay LIBOR-indexed variable cash flow.  A cash flow hedge of discount notes was accomplished by the execution of interest rate swaps in which we pay fixed-rate cash flows, and receive LIBOR-indexed variable rate cash flows. The difference between the two cash exchanges determines the net interest adjustments, which declines, as it did in the current year period, when the pay and receive cash flows converge  The higher LIBOR level that we have paid in the current year period was a primary factor that narrowed the adjustment. The net cash flows for the FHLBNY have been generally favorable in the periods in this report, reducing the cost of funding to a LIBOR basis.  If in future periods, LIBOR rises to levels above the fixed-rate contracts, the net cash flows (exchanged between the swap counterparty and the FHLBNY) would become unfavorable.

Allowance for Credit Losses — 2016 First Quarter Compared to 2015 First Quarter

•                  Mortgage loans held-for-portfolio — Provision for credit allowances was $1.1 million in the current year period, compared to $0.2 million in the prior year period.  The increase in the provision in the current year period resulted from the adoption of a loan loss migration methodology in the current year period.

We evaluate impaired conventional mortgage loans on an individual (loan-by-loan) basis, and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to calculate/measure credit losses on impaired loans.  Loans are considered impaired when they are seriously delinquent (typically 90 days or more) or in bankruptcy or foreclosure, and loan loss allowances are computed at that point.  We perform a loss migration analysis to perform collective impairment analysis of loans that are not individually evaluated for impairment.  FHA/VA (Insured mortgage loans) guaranteed loans were evaluated collectively for impairment based on the credit worthiness of the PFI, and no allowance was deemed necessary.

The low amounts of provisions for credit allowances are consistent with our historical experience with foreclosures or losses.  Additionally, collateral values of impaired loans have continued to remain steady and have improved in the New York and New Jersey sectors, and the low loan loss reserves were reflective of the stability in home prices in our residential loan markets.  For more information, see financial statements Note 8 Mortgage loans held-for-portfolio.

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

Analysis of Non-Interest Income (Loss) — 2016 First Quarter Compared to 2015 First Quarter

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:                                Other Income (Loss)

	Three months ended March 31,
	2016	2015

Other income (loss):
Service fees and other (a)	$3,426	$2,964
Instruments held at fair value - Unrealized gains (b)	(9,103)	(3,090)
Total OTTI losses	(113)	—
Net amount of impairment losses reclassified to Accumulated other comprehensive loss	105	—
Net impairment losses recognized in earnings (c)	(8)	—
Net realized and unrealized gains on derivatives and hedging activities (d)	884	6,099
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	—	—
Losses from extinguishment of debt (e)	(123)	—
Total other (loss) income	$(4,924)	$5,973

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, and fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fees earned from commitments and financial letters of credit grew by $0.6 million due to increase in transactions in the current year period.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net fair value losses of $9.1 million in the current year period, compared to net fair value losses of $3.1 million in the prior year period.  Fluctuations in fair values are impacted by changes in the notional amounts of debt and advances elected under the FVO, the remaining duration to maturity, and changes in the term structure of the pricing curve.  For more information, see financial statements, FVO disclosures in Note 16. Fair Values of Financial Instruments.

FVO Advances — Changes in fair values of advances elected under the FVO resulted in a net gain of $8.6 million in the current year period, compared to a net gain of $4.4 million in the prior year period.  Vintage FVO Advances were nearing their maturities or had matured at March 31, 2016, and previously recorded unrealized fair value losses reversed.  As FVO Advances are generally medium-term with maturities of two years or less, advances are issued in a period, mature in a subsequent period, and previously recorded unrealized fair value gains and losses reverse to zero in the subsequent period.

Changes in fair values have not been significant as the adjustable rate Advances (ARC advances elected under the FVO) re-priced quarterly to the then prevailing LIBOR, and fair values remain close to par.  Also, fair values of medium and short-term fixed-rate advances (elected under the FVO) also remained close to par.  Generally, the volume of advances, as measured by notional amounts designated under the FVO, can have an impact on fair values.  Notional amounts of Advances elected under the FVO were $8.2 billion at March 31, 2016 and $6.5 billion at March 31, 2015.  Changes to the pricing curve have not been a significant factor as the Advance pricing curve has remained well correlated to the LIBOR curve, which is the index for the ARC coupon, and to the CO curve, which is the basis for pricing the fixed-rate advances.

FVO Bonds — Changes in fair values of bonds elected under the FVO resulted in a net loss of $11.3 million in the current year period, compared to $4.4 million in the prior year period.  The volume of bonds as measured by notional amounts can impact fair values.  Notional amounts of bonds elected under the FVO were $9.9 billion at March 31, 2016 and $15.7 billion at March 31, 2015.  The FVO bonds were fixed-rate with original maturities that were generally two years or less.  As bonds matured in a period, unrealized fair value gains and losses recorded in a previous period reversed to zero. The steepening of the CO pricing curve was significant at March 31, 2016, and had a favorable impact on fair values of FVO bonds outstanding at March 31, 2016.  In the prior year period, shifts in the CO pricing curve were generally not significant.

FVO Discount notes — Changes in fair values of discount notes elected under the FVO resulted in a net loss of $6.3 million in the current year period, compared to a net loss of $3.0 million in the prior year period.  Typically, changes in the fair values of FVO discount notes have not been significant as the notes mature within a year of issuance, or shorter.  Inter-period fluctuations in fair value are likely to occur when discount notes mature in a period causing previously recorded unrealized gains and losses reverse to zero.   Notional amounts of discount notes elected under the FVO were $9.5 billion at March 31, 2016 and $13.1 billion at March 31, 2015.  The decline in the discount note yield curve at March 31, 2016 had an unfavorable impact on fair values of outstanding FVO discount notes.  In the prior year period, shifts in the discount note pricing curve have generally not been significant.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Cash flow analyses in the current year period identified immaterial deterioration in the performance parameters of a previously impaired private-label MBS.  No credit OTTI was recorded in the prior year period.

(d)         Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 1.13 and accompanying discussions for more information.

(e)          Earnings Impact of Debt extinguishment — Par amounts $7.9 million of CO bonds were extinguished in the current year period at a realized loss of $0.1 million.  Extinguishments and transfers are executed at negotiated market rates.  No debt was extinguished in the prior year period.  See Table 1.12 for more information.

The following table summarizes debt retirement and transfer activities (in thousands):

Table 1.12:                                Debt Extinguishment

	Three months ended March 31,
	2016		2015
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds	$7,858	$(123)	$—	$—

Earnings Impact of Derivatives and Hedging Activities — 2016 First Quarter Compared to 2015 First Quarter

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

Generally for the FHLBNY, derivative and hedging gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Typically, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For both categories, derivatives that are standalone, and derivatives and hedged items that qualify under hedge accounting rules, fair value gains and losses are unrealized and sum to zero if held to maturity.  Interest accruals on standalone derivatives, are considered as hedging gains or losses on standalone hedges, and realized at the periodic accrual settlement dates.  For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 9.1 — 9.3.

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 1.13:                                Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended March 31, 2016
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(132,577)	$(50)	$30,415	$(9,176)	$—	$—	$(111,388)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (Losses) on fair value hedges	428	—	(31)	—	—	—	397
(Losses) on cash flow hedges	—	—	(47)	—	—	—	(47)
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	(3,275)	—	3,433	2,151	—	—	2,309
Net (losses) gains on swaps and caps in other economic hedges	19	400	(375)	—	(1,820)	1	(1,775)

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(2,828)	400	2,980	2,151	(1,820)	1	884

Total earnings impact	$(135,405)	$350	$33,395	$(7,025)	$(1,820)	$1	$(110,504)

	Three months ended March 31, 2015
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(237,210)	$(103)	$62,661	$(8,624)	$—	$—	$(183,276)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(1,060)	—	427	—	—	—	(633)
(Losses) on cash flow hedges	—	—	(265)	—	—	—	(265)
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	(86)	—	4,446	3,386	—	—	7,746
Net (losses) gains on swaps and caps in other economic hedges	(37)	(93)	977	—	(1,636)	40	(749)

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(1,183)	(93)	5,585	3,386	(1,636)	40	6,099

Total earnings impact	$(238,393)	$(196)	$68,246	$(5,238)	$(1,636)	$40	$(177,177)

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

Together, the impact of hedging activities, specifically accruals on net yield and on Net interest income is significant.  Net interest expense of $111.4 million was recorded as a charge to Net interest income in the current year period, compared to $183.3 million in the prior year period.  The net expense primarily represented net interest accruals, on the swap interest rate exchange contracts that generally hedged and synthetically converted fixed-rate cash flows of Advances and Consolidated obligation debt to floating-rate.  In certain instances, we have converted the variability of forecasted discount note cash flows to fixed-rate cash flows by the execution of cash flow hedges.

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

Additional information is provided in this MD&A in Table 1.3 Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps, Table 1.8 Impact of Interest Rate Swaps on Interest Income Earned from Advances, and Table 1.10 Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense.

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

Standalone derivatives were primarily interest rate swaps designated in economic hedges of advances and debt elected under the FVO, and interest rate caps in economic hedges of capped investments.  Standalone derivatives are marked to their fair values without the offset of fair value changes of advances and debt under the FVO or in another economic hedge.  Fair value changes of instruments elected under the FVO are recorded separately in Other income as Instruments held at fair value.  Assets and liabilities that are economically hedged, other than those elected under the FVO, are not marked to fair values.

Derivatives are marked to their fair value.  If the hedge qualifies under ASC 815, an offsetting change in the fair values of the hedged advance and debt is also recorded in Other income as a component of derivatives and hedging activities,  The difference between fair value changes between the derivative and the hedged instruments is referred to as “the hedge ineffectiveness”.

Derivatives and hedging activities reported net fair value gains of $0.9 million in the current year period, compared to net fair value gains of $6.1 million in the prior year period.

Primary drivers are discussed below:

Qualifying hedging

Fair value gains and losses on Fair value hedges - Hedge ineffectiveness reported a net gain of $0.4 million in the current year period, compared to a net loss of $0.6 million. We do not consider recorded hedge ineffectiveness to be significant relative to the more than $100.0 billion in notional amounts of derivative transactions outstanding in each period in this report.  The small ineffectiveness was consistent with our hedging strategy of closely matching our derivatives with hedged advances and debt.

Fair value gains and losses on Cash flow hedges — We have two primary cash flow hedging strategies — a rollover cash flow strategy hedging the variability of long-term issuances of discount notes, and another strategy to hedge anticipated issuances of debt.  No ineffectiveness has been observed or recorded in the rollover strategy.  Ineffectiveness from hedging anticipated issuances of debt resulted in insignificant amounts of ineffectiveness reported net losses of $0.05 million in the current year period, and  net losses $0.3 million in the prior year period.

Standalone derivative:

Fair values from standalone derivatives are recorded in Other income as gains or losses from derivatives and hedging activities.  By policy election, interest accruals on standalone swaps are also recorded as gains or losses from derivatives and hedging activities.

Standalone derivatives reported net gains of $0.5 million in the current year period, compared to net gains of $7.0 million in the prior year period.

•                  Interest accruals on standalone derivatives — Earnings impact from derivatives and hedging activities included interest accrual expenses of $4.4 million in the current year period, compared to net income of $5.1 million in the prior year period.  Accrual expenses on standalone interest rate swaps represented payments to swap counterparties that exceeded the payments received by the FHLBNY.  Interest rate swaps in economic hedges of debt elected under the FVO were structured to pay LIBOR indexed cash flows and to receive fixed-rate cash flows.  Interest rate swaps in economic hedges of advances elected under the FVO were structured to pay fixed-rate cash flows, and in return receive variable-rate cash flows.

The policy election — reporting accruals on standalone derivatives as a component of derivatives and hedging activities in Other income, only impacts the reporting classification of accruals and has no impact on Net income. The interest rate swap accruals would have been otherwise reported in Net interest income if in an ASC 815 hedging relationship.

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

Valuation changes on interest rate swaps designated in economic hedges of debt elected under the FVO reported net gains of $8.9 million in the current year period, compared to net gains of $3.1 million in the prior year period.  Valuation changes of interest rate swaps designated in economic hedges of advances elected under the FVO reported fair value losses of $2.5 million in the current year period, compared to a loss of less than $0.1 million in the prior year period.

Valuation changes of interest rate caps, designated as standalone derivatives in economic hedges of floating-rate MBS reported fair value losses of $1.8 million in the current year period, compared to net losses of $1.6 million in the prior year period.  The fair values of interest rate caps will decline if long-term rates decline or volatility of rates decline; fair values will increase when long-term rates rise or volatility of rates increase.  The interest rate caps are expected to mitigate the cash flow risk exposure of capped floating-rate MBS in a rising interest rate environment.

For more information, also see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow Hedging on Earnings and AOCI — 2016 First Quarter Compared to 2015 First Quarter

Derivative gains and losses reclassified from AOCI to current period income — The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:                                Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended March 31,
	2016	2015
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(91,037)	$(86,667)
Net hedging transactions (a)	(56,873)	(22,095)
Reclassified into earnings	556	505
End of period (b)	$(147,354)	$(108,257)

(a)         Net hedging transactions reported valuation losses of $56.9 million and $22.1 million for the three months ended March 31, 2016 and 2015. Valuation losses were associated with the two cash flow programs discussed below, but primarily represented changes in fair values of swaps in the discount note cash flow hedging program.

(b)         End of period balances represent fair value losses (effective portion) of contracts open at period end.  There was no ineffectiveness on the open contracts.  Open contracts were interest rate contracts in the discount note cash flow hedging programs.

The two Cash Flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we execute interest rate swaps on the anticipated issuance of debt to lock in a spread between the earning asset that is expected to settle in a future period and the cost of funding.  The swaps are structured to pay fixed-rate, receive LIBOR indexed cash flows.  Open swap contracts are valued at the end of each reporting period and recorded in the balance sheet as a derivative asset or a liability, with an offset to AOCI.  The effective portion of changes in the fair values of the swaps is recorded in AOCI.  Ineffectiveness, if any, is recorded through earnings.  In this program, the swap is typically terminated upon issuance of the debt instrument.  The termination fair value is recorded in AOCI and reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows, for forecasted transactions to issue consolidated obligation bonds, is between three and six months.

There were no swap contracts open under this program at March 31, 2016 or at March 31, 2015.  At December 31, 2015, $35.0 million in notional amounts were open under this program at a net unrealized fair value loss of $0.02 million.

•                  Net hedging transactions executed under this cash flow hedge reported $1.0 million of unrecognized losses from new contracts closed in the current year period, compared to $1.2 million in the prior year period.

•                  The amount reclassified from AOCI to interest expense on consolidated obligation bonds was $0.6 million in the current year period, compared to $0.5 million in the prior year period.

AOCI - The cumulative unamortized balances from previously closed contracts in this program that were recorded in AOCI were unrecognized losses of $6.2 million at March 31, 2016, $6.6 million at March 31, 2015 and $5.8 million at December 31, 2015.  Over the next 12 months, it is expected that $2.0 million of net losses recorded in AOCI will be recognized as an interest expense.

Hedges of discount note issuances

In the “rollover” cash flow hedge strategy, fair values of derivatives are recorded as a derivative asset or a liability in the balance sheet, and the effective portion is recorded as an offset to AOCI.  The ineffective portion is recorded in earnings.  The objective of this cash flow strategy is to hedge the long-term issuances of consolidated obligation discount notes, eliminate the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR), and to create predictable long term fixed-rate funding.

Net hedging transactions — Amounts represent changes in fair values period-over-period.  Fair values of interest rate swaps in the discount note roll-over hedging program declined, and valuation losses of $55.9 million and $20.9 million were recorded for the three months ended March 31, 2016 and 2015.

•                  Long-term swaps, notional amounts of $1.6 billion at March 31, 2016, $1.3 billion at March 31, 2015, and $1.6 billion at December 31, 2015, were in pay fixed-rate receive floating-rate interest rate swap contracts.  Fair values will move inversely with the rise and fall of long-term swap rates, and fluctuation in long-term swap rates will determine future changes in valuations.

•                  The cumulative fair value changes from inception of the contracts recorded in AOCI were net losses of $141.1 million at March 31, 2016, $101.6 million at March 31, 2015, and $85.2 million at December 31, 2015.  We expect the long-term hedge programs to remain in place to the contractual maturities of the interest rate swaps.  Cumulative fair value losses will sum to zero over contractual terms to maturity.

Reclassified into earnings — No fair values were reclassified to earnings in any periods in this report under this cash flow strategy, although swap interest expense had a significant impact on interest expense on hedged discount notes. In the prevailing interest rate environment, the higher fixed-rate payments made (compared to 3-month LIBOR received ) resulted in a net interest expense of $9.2 million in the current year period, compared to $8.6 million in the prior year period.

For more information, see financial statements, Note 15.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2016 First Quarter Compared to 2015 First Quarter

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.15:                                Operating Expenses, and Compensation and Benefits

	Three months ended March 31,
	2016	Percentage of Total	2015	Percentage of Total
Operating Expenses (a)
Occupancy	$1,088	14.44%	$1,162	16.55%
Depreciation and leasehold amortization	887	11.77	952	13.56
All others (b)	5,562	73.79	4,906	69.89
Total Operating Expenses	$7,537	100.00%	$7,020	100.00%

Employee compensation (c)	$9,541	55.23%	$8,088	50.02%
Employee benefits (d)	7,735	44.77	8,083	49.98
Total Compensation and Benefits	$17,276	100.00%	$16,171	100.00%
Finance Agency and Office of Finance (e)	$3,602		$3,629

(a)         Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.  Operating expenses have not increased materially period-over-period.

(b)         The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.

(c)          Employee compensation increased somewhat due to market adjustments, and additions to headcount.

(d)         Employee benefits were lower in the current year period, due to lower medical insurance costs. Pension plan expenses were flat period-over-period.  For more information about pension expenses, see financial statements, Note 14. Employee Retirement Plans in the most recent Form 10-K filed on March 21, 2016.

(e)          We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance.

Assessments — 2016 First Quarter Compared to 2015 First Quarter

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under ITEM 1 BUSINESS in the most recent Form 10-K filed on March 21, 2016.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended March 31,
	2016	2015

Beginning balance	$113,352	$113,544
Additions from current period’s assessments	9,300	9,831
Net disbursements for grants and programs	(11,336)	(13,803)
Ending balance	$111,316	$109,572

AHP assessments allocated from net income totaled $9.3 million in the current year period, compared to $9.8 million in the prior year period.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Financial Condition

Table 3.1:               Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	March 31, 2016	December 31, 2015	dollar amount	percentage
Assets
Cash and due from banks	$225,112	$327,482	$(102,370)	(31.26)%
Securities purchased under agreements to resell	5,210,000	4,000,000	1,210,000	30.25
Federal funds sold	6,916,000	7,245,000	(329,000)	(4.54)
Available-for-sale securities	939,192	990,129	(50,937)	(5.14)
Held-to-maturity securities	14,260,415	13,932,372	328,043	2.35
Advances	89,481,955	93,874,211	(4,392,256)	(4.68)
Mortgage loans held-for-portfolio	2,565,427	2,524,285	41,142	1.63
Derivative assets	171,175	181,676	(10,501)	(5.78)
Other assets	171,779	163,476	8,303	5.08

Total assets	$119,941,055	$123,238,631	$(3,297,576)	(2.68)%

Liabilities
Deposits
Interest-bearing demand	$1,016,794	$1,308,923	$(292,129)	(22.32)%
Non-interest-bearing demand	19,342	15,493	3,849	24.84
Term	30,000	26,000	4,000	15.38

Total deposits	1,066,136	1,350,416	(284,280)	(21.05)

Consolidated obligations
Bonds	74,927,097	67,715,952	7,211,145	10.65
Discount notes	36,863,672	46,849,868	(9,986,196)	(21.32)
Total consolidated obligations	111,790,769	114,565,820	(2,775,051)	(2.42)

Mandatorily redeemable capital stock	30,505	19,499	11,006	56.44

Derivative liabilities	213,948	210,113	3,835	1.83
Other liabilities	380,609	373,301	7,308	1.96

Total liabilities	113,481,967	116,519,149	(3,037,182)	(2.61)

Capital	6,459,088	6,719,482	(260,394)	(3.88)

Total liabilities and capital	$119,941,055	$123,238,631	$(3,297,576)	(2.68)%

Balance Sheet Overview — March 31, 2016 Compared to December 31, 2015

Total assets declined to $119.9 billion at March 31, 2016 from $123.2 billion at December 31, 2015, a decrease of $3.3 billion, or 2.7%.  Advances to members declined to $89.5 billion at March 31, 2016 from $93.9 billion at December 31, 2015, a decrease of $4.4 billion, or 4.7%.  Cash at banks was $225.1 million at March 31, 2016, compared to $327.5 million at December 31, 2015.  At March 31, 2016, cash balance primarily represented $162.0 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes, and the remaining liquidity was at the Federal Reserve Bank of New York (“FRBNY”).

Overnight investments at March 31, 2016 were $6.9 billion in federal funds sold and $5.2 billion in overnight resale agreements.  Overnight investments at December 31, 2015 were $7.2 billion in federal funds and $4.0 billion in overnight resale agreements.  In years prior to those reported, opportunities for investing in short-term assets and meeting our risk/reward preferences were limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the prevailing low overnight rates at financial institutions.  Market yields for overnight investments have improved.  Additionally, with the success of the tri-party repo infrastructure reform efforts in the repo markets, the FHLBNY has leveraged the infrastructure, and specifically has utilized the Bank of New York (“BONY”) as its tri-party custodian bank to transact in a streamlined process for exchanging “repo cash” for securities collateral.  We are also eligible to engage in the Federal Reserve Bank of New York’s reverse repurchase transactions (“RRP”).  At March 31, 2016, overnight investments in the securities purchased under agreements to resell included $4.0 billion in the RRP program with BONY as the custodian.  With these processes in place at the FHLBNY, we are better positioned to manage the FHLBNY’s liquidity practices, from a risk/reward perspective, and earn higher income from investing excess liquidity.

Advances — Par balances declined at March 31, 2016 to $88.7 billion, compared to $93.5 billion at December 31, 2015.  Shorter maturity borrowings by members in the fourth quarter of 2015 were not renewed at their maturities in the first quarter of 2016.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS is our investment profile.

In the AFS portfolio, long-term investments at March 31, 2016 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $0.9 billion, compared to $1.0 billion at December 31, 2015.

The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, which were classified as AFS; funds were carried on the balance sheet at fair values of $37.0 million and $32.9 million at March 31, 2016 and December 31, 2015.

In the HTM portfolio, long-term investments at March 31, 2016 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities.  Carrying values of HTM securities are reported at amortized cost adjusted for credit and non-credit OTTI.  HTM securities were carried at $13.4 billion and $13.1 billion at March 31, 2016 and December 31, 2015.  Private-label issued MBS were only about 2% of the HTM portfolio of mortgage-backed securities at March 31, 2016 and December 31, 2015.  The HTM portfolio also included housing finance agency bonds, primarily New York and New Jersey, and the investments were carried at an amortized cost basis of $824.8 million and $825.1 million at March 31, 2016 and December 31, 2015.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.5 billion at March 31, 2016, up a little from the balance at December 31, 2015.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in the first quarter of the current year were $59.3 million, compared to $58.6 million in the same period in the prior year.  Acquisitions in the first quarter of the current year were $102.9 million, compared to $231.3 million in same period in the prior year.  Credit performance has been strong and delinquency low.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Capital ratios — Our capital position remains strong.  At March 31, 2016, actual risk-based capital was $6.7 billion, compared to required risk-based capital of $658.5 million.  To support $119.9 billion of total assets at March 31, 2016, the required minimum regulatory risk-based capital was $4.8 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $6.7 billion, exceeding required capital by $1.9 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At March 31, 2016, balance sheet leverage (based on GAAP) was 18.6 times shareholders’ equity, compared to 18.3 times at December 31, 2015.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratios remain relatively unchanged.

Liquidity and Debt — At March 31, 2016, liquid assets included $61.1 million as demand cash balances at the Federal Reserve Bank of New York, $162.0 million as compensating cash balances at Citibank that could be withdrawn at short notice, $12.1 billion in overnight loans in the federal funds and the repo markets, and $0.9 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold Contingency Liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual Contingency Liquidity under the 5-day scenario in the 2016 first quarter was $28.5 billion, well in excess of the required $2.6 billion.

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

Decrease in amounts outstanding at March 31, 2016, relative to December 31, 2015 has been largely driven by maturing short-term advances that were not renewed.

Table 3.2:               Advance Trends

Member demand for advance products

Par amounts of advances outstanding were $88.7 billion at March 31, 2016, compared to $93.5 billion at December 31, 2015.  Carrying values of advances outstanding at March 31, 2016 declined to $89.5 billion, down from $93.9 billion at December 31, 2015.  Carrying values included unrealized net fair value hedging basis adjustments.  For advances hedged under a qualifying hedging rule, net fair value gains of $745.9 million and $336.5 million were recorded at March 31, 2016 and December 31, 2015, and were computed based on changes in the LIBOR benchmark rate.  For advances elected under the fair value option (“FVO”), valuations were the entire fair values of advances, and net valuation basis gains of $10.6 million and $0.3 million were recorded at March 31, 2016 and December 31, 2015.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.1:               Advances by Product Type

	March 31, 2016		December 31, 2015
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$27,212,890	30.67%	$26,547,890	28.38%
Fixed Rate Advances	45,109,971	50.84	45,857,975	49.03
Short-Term Advances	7,798,338	8.79	11,617,757	12.42
Mortgage Matched Advances	484,176	0.55	490,716	0.52
Overnight & Line of Credit (OLOC) Advances	2,438,441	2.75	3,738,527	4.00
All other categories	5,681,689	6.40	5,284,544	5.65

Total par value	88,725,505	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments	745,898		336,489
Fair value option valuation adjustments and accrued interest	10,552		313

Total	$89,481,955		$93,874,211

Adjustable Rate Advances (“ARC Advances”) — Outstanding balances are concentrated with some of our largest members.

ARC Advances are medium- and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the federal funds rate, or Prime.  The ARC interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to LIBOR.  Principal is due at maturity and interest payments are due at each reset date, including the final payment date.  Members use ARC Advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets.  Some members may elect to use ARC Advances as part of a cash flow hedge strategy, where they will synthetically convert the floating-rate borrowing to fixed-rate with the use of interest rate swaps.

Fixed-rate Advances — Medium and long-term fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances has remained steady in the first quarter of 2016, with maturing advances replaced by new borrowings.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances include advances with a “put” option feature (“putable advance”).  Putable advance balance was $3.3 billion at March 31, 2016, compared to $3.7 billion at December 31, 2015.  Historically, in years prior to periods in this report, fixed-rate putable advances had been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant and member demand was weak.

Short-term Advances — Member demand for short-term fixed-rate advances was weak in the first quarter of 2016, declining to $7.8 billion at March 31, 2016, compared to $11.6 billion at December 31, 2015.  Maturing advances were not replaced.  Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Overnight advance balance was $2.4 billion at March 31, 2016, compared to $3.7 billion at December 31, 2015.  Fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight advances mature on the next business day, at which time the advance is repaid.

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

In order to ensure that the FHLBNY has sufficient collateral to cover credit extensions, the Bank has established a Collateral Lendable Value methodology. This methodology determines the lendable value or amount of borrowing capacity assigned to each specific type of collateral.  Key components of the Lendable Value include measures of Market, Credit, Price Volatility and Operational Risk associated with the unique collateral types pledged to the FHLBNY.  Lendable Values are periodically adjusted to reflect current market and business conditions.  For more information about our practices with respect to collateral, see the Bank’s most recent Form 10-K filed on March 21, 2016.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.2:               Advances by Interest-Rate Payment Terms

	March 31, 2016		December 31, 2015
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$61,445,302	69.25%	$66,951,089	71.57%
Variable-rate (b)	27,074,203	30.52	26,580,320	28.42
Variable-rate capped or floored (c)	206,000	0.23	6,000	0.01

Total par value	88,725,505	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments	745,898		336,489
Fair value option valuation adjustments and accrued interest	10,552		313

Total	$89,481,955		$93,874,211

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The category includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at March 31, 2016, with only 4.5% of advances in the remaining maturity bucket of greater than 5 years (4.4% at December 31, 2015).  Decline in balances were concentrated along the short-term fixed rate advances that matured in the first quarter of 2016 and were not renewed.

(b)         ARC Advances are typically indexed to LIBOR.  The FHLBNY’s larger members are generally borrowers of variable-rate advances.

(c)          Capped ARCs were not in demand in a declining interest rate environment, as members were unwilling to purchase cap options to limit their interest rate exposure.  With a capped variable rate advance, we purchase cap options that mirror the terms of the caps sold to members, offsetting our exposure on the advance.

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.3:               Advances by Maturity and Yield Type

	March 31, 2016		December 31, 2015
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$23,272,072	26.23%	$28,844,057	30.84%
Due after one year	38,173,230	43.02	38,107,032	40.74
Total Fixed-rate	61,445,302	69.25	66,951,089	71.58

Variable-rate
Due in one year or less	11,687,184	13.17	8,164,490	8.73
Due after one year	15,593,019	17.58	18,421,830	19.69
Total Variable-rate	27,280,203	30.75	26,586,320	28.42
Total par value	88,725,505	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments (a)	745,898		336,489
Fair value option valuation adjustments and accrued interest (b)	10,552		313
Total	$89,481,955		$93,874,211

Fair value basis and valuation adjustments — The carrying values of advances include valuation basis adjustments.   Key determinants of valuation adjustments are factors such as volume, the forward swap curve, the volatility of the swap rates, the remaining duration to maturity, and for advances elected under the FVO, the changes in the spread between the swap rate and the consolidated obligation debt yields, and changes in interest receivable, which is a component of the entire fair value of FVO advances.

(a)

Hedging valuation adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances. The application of this accounting methodology resulted in the recognition of unrealized hedge valuation gains at March 31, 2016 and December 31, 2015 (See Table 4.3 above). When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise. Hedging valuation basis adjustments resulted in a net gain of $745.9 million at March 31, 2016, compared to a net gain of $336.5 million at December 31, 2015. The benchmark swap curve declined at term points beyond the short-end of the curve at March 31, 2016, relative to December 31, 2015, causing fair value basis gains to increase at March 31, 2016. The hedged advance portfolio is fixed-rate and fair values will increase when forward rates decline.

Unrealized gains from fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses on the derivatives hedging the advances, thereby achieving our hedging objectives of mitigating fair value basis risk.  For more information, see Table 1.13: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type.

(b)

FVO fair values — Carrying values of advances elected under the FVO include valuation basis adjustments to recognize their entire fair values.  The discounting basis for computing fair values of FVO advances is the Advance pricing curve, which is primarily derived from the FHLBNY’s cost of funds (yields paid on consolidated obligation debt).  Fair value basis of a FVO advance reflect changes in the term structure and shape of the Advance pricing curve at the measurement dates, and includes accrued interest receivable.

Valuation adjustments have not been significant relative to the par amounts of the FVO advance, as advances elected under the FVO were either variable rate LIBOR indexed advances, which re-priced frequently to market indices, or fixed-rate medium- term, and valuation basis remained near to par.  Increase in fair value basis was  due to declining market interest rates; fair value basis moves inversely to market rates.  The FVO advance portfolio declined to $8.2 billion at March 31, 2016, compared to $9.5 billion at December 31, 2015, causing previously recorded fair value basis losses to reverse.  We have elected the FVO on an instrument-by-instrument basis.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Option Disclosures in Note 16.  Fair Values of Financial Instruments.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.4:               Hedged Advances by Type

Par Amount	March 31, 2016	December 31, 2015
Qualifying Hedges
Fixed-rate bullets (a)	$39,707,058	$39,671,761
Fixed-rate putable (b)	3,232,350	3,583,600
Fixed-rate callable	5,000	—
Fixed-rate with embedded cap	180,075	180,075
Total Qualifying Hedges	$43,124,483	$43,435,436

Aggregate par amount of advances hedged (c)	$43,336,625	$43,444,011
Fair value basis (Qualifying hedging adjustments)	$745,898	$336,489

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

Advances elected under the FVO — Advances elected under the FVO were adjustable-rate and fixed-rate advances.  By electing the FVO for an asset instrument (the advance), the objective is to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.5:               Advances under the Fair Value Option (FVO)

	Advances
Par Amount	March 31, 2016	December 31, 2015
Advances designated under FVO (a)	$8,212,240	$9,532,240

(a)         Advances elected under the FVO declined primarily due to maturing ARC advances that were not rolled over.  FVO advances at March 31, 2016 were Adjustable rate (ARCs) $4.6 billion; Fixed-rate $3.6  billion.  FVO advances at December 31, 2015 were Adjustable rate (ARCs) $5.8 billion; Fixed-rate $3.7 billion.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (par amounts in thousands):

Table 4.6:               Putable and Callable Advances

	March 31, 2016	December 31, 2015
Putable/callable	$3,315,600	$3,663,600
No-longer putable/callable	$906,500	$1,081,500

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

We are subject to credit risk on our investments, generally transacted with GSEs and large financial institutions that are considered to be of investment quality.  The Finance Agency defines investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.  For more information about investment policies, restrictions and practices, see the most recent Form 10-K filed on March 21, 2016.

The following table summarizes changes in investments by categories: Held-to-maturity securities, Available-for-sale securities, and money market investments  (Carrying values in thousands):

Table 5.1:                                       Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2016	2015	Variance	Variance

State and local housing finance agency obligations (a)	$824,765	$825,050	$(285)	(0.03)%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	902,143	957,256	(55,113)	(5.76)
Held-to-maturity securities, at carrying value (b)	13,435,650	13,107,322	328,328	2.50
Total securities	15,162,558	14,889,628	272,930	1.83

Grantor trust (c)	37,049	32,873	4,176	12.70
Securities purchased under agreements to resell	5,210,000	4,000,000	1,210,000	30.25
Federal funds sold	6,916,000	7,245,000	(329,000)	(4.54)

Total investments	$27,325,607	$26,167,501	$1,158,106	4.43%

(a)         State and local housing finance agency bonds — Bonds are classified as HTM and are carried at amortized cost.  No acquisitions were made in the three months ended March 31, 2016.

(b)         Mortgage-backed securities classified as AFS — No acquisitions were made in the three months ended March 31, 2016.  AFS securities outstanding are GSE issued floating-rate MBS carried at fair value.

Mortgage-backed securities classified as HTM — $0.6  billion of GSE-issued MBS were acquired in the three months ended March 31, 2016 and designated as HTM.  Approximately 98.0% of HTM mortgage-backed securities are GSE issued securities.

(c)         The grantor trust is classified as AFS.  We invested $4.3 million in the grantor trust in the three months ended March 31, 2016.  Trust funds represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The fund is owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefits Equalization Pension plan.  For more information about the pension plan, see financial statements, Note 14.  Employee Retirement Plans in the Bank’s most recent Form 10-K filed on March 21, 2016.

Long-Term Investment Securities

Pricing of GSE-issued MBS has remained tight, and acquisitions were made only when pricing justified our risk/reward criteria.  Unpaid principal balances of investments in MBS was $14.4 billion at March 31, 2016, an increase of $275.6 million (net of paydowns), compared to December 31, 2015.  By policy, we acquire only GSE-issued RMBS and CMBS.

The long-term investment securities at March 31, 2016 comprised of a portfolio of GSE-issued MBS, a small portfolio of vintage Private label MBS, and a small portfolio of housing finance agency bonds, as summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $0.9 billion at March 31, 2016, compared to $1.0 billion at December 31, 2015.  Unpaid principal balances decreased by $52.3 million in the three months ended March 31, 2016.  No acquisitions were designated to the AFS portfolio and no MBS securities were sold in the three months ended March 31, 2016.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at March 31, 2016 and December 31, 2015.  The AFS securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  The risk arising from the capped floating-rate MBS in our portfolios of available-for-sale and held-to-maturity securities is economically hedged by $2.7 billion notional amounts of interest rate caps.  For more information about the interest rate caps, see financial statements, Note 15.  Derivatives and Hedging Activities, and Table 9.3 Derivative Hedging Strategies — Balance Sheet and Intermediation in this MD&A.  No AFS securities were determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6.  Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of portfolios of GSE issued fixed and floating-rate MBS, and a small portfolio of Private label MBS (98.0%, GSE-issued; 2.0%, PLMBS).  Securities classified as HTM are carried at amortized cost less adjustments for credit and non-credit OTTI losses and OTTI recoveries.  Unpaid principal balance of fixed-rate MBS was $7.2 billion and $7.3 billion at March 31, 2016 and December 31, 2015.  No acquisitions were made to the fixed-rate portfolio in the three months ended March 31, 2016; paydowns were $99.6 million.  Unpaid principal balance of floating-rate MBS was $6.3 billion at March 31, 2016 and $5.9 billion at December 31, 2015.  In the three months ended March 31, 2016, we acquired $649.8 million of floating-rate securities, ahead of $222.3 million in paydowns.  HTM floating-rate securities are typically indexed to the 1-month LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  As discussed in the previous bullet, the risk arising from capped AFS and HTM floating-rate securities is economically hedged by the purchased interest rate caps.  For more information about HTM securities, see financial statements, Note 5.  Held-to-Maturity Securities.

•                  Housing finance agency bonds (“HFA bonds”), all designated as HTM, were carried at amortized cost basis of $824.8 million and $825.1 million at March 31, 2016 and December 31, 2015.  We did not acquire HFA bonds in the three months ended March 31, 2016.  HFA bonds are primarily floating rate instruments indexed to LIBOR.  No HFA bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	March 31, 2016			December 31, 2015
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,303,738	$5,395,418	82.11%	$5,356,075	$5,401,014	79.71%
Freddie Mac	8,718,107	8,909,352	134.97	8,377,753	8,492,476	124.68
Ginnie Mae	45,604	45,843	0.71	48,584	48,887	0.72
All Others - PLMBS	270,344	331,369	4.19	282,166	346,327	4.20
Non-MBS (b)	861,814	820,328	13.34	857,923	815,647	12.77

Total Investment Securities	$15,199,607	$15,502,310	235.32%	$14,922,501	$15,104,351	222.08%

Categorized as:

Available-for-Sale Securities	$939,192	$939,192		$990,129	$990,129

Held-to-Maturity Securities	$14,260,415	$14,563,118		$13,932,372	$14,114,222

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consists of housing finance agency bonds and a grantor trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	March 31, 2016
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,362	$13,175,869	$158,284	$27,229	$72,906	$13,435,650
State and local housing finance agency obligations	53,000	739,305	32,460	—	—	824,765

Total Long-term securities	$54,362	$13,915,174	$190,744	$27,229	$72,906	$14,260,415

	December 31, 2015
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,443	$12,833,230	$168,531	$28,572	$75,546	$13,107,322
State and local housing finance agency obligations	53,000	739,590	32,460	—	—	825,050

Total Long-term securities	$54,443	$13,572,820	$200,991	$28,572	$75,546	$13,932,372

See footnotes (a) and (b) under Table 5.4

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	March 31, 2016			December 31, 2015
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$902,143	$—	$902,143	$957,256	$—	$957,256
Other - Grantor trust (c)	—	37,049	37,049	—	32,873	32,873

Total Available-for-sale securities	$902,143	$37,049	$939,192	$957,256	$32,873	$990,129

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

(c)          Highly liquid equity and bond mutual funds, carried at net asset values (NAVs) as fair values.  We invested $4.3 million in the three months ended March 31, 2016.

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

Fair Value Levels of Investment Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at March 31, 2016 and December 31, 2015, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amounts by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2016		December 31, 2015
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$70,557	1.61%	$79,921	1.60%
Due after one year through five years	3,767,974	2.49	3,305,668	2.47
Due after five years through ten years	5,374,670	1.87	5,307,509	1.92
Due after ten years	5,152,992	1.83	5,398,560	1.79

Total mortgage-backed securities	$14,366,193	2.02%	$14,091,658	2.00%

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

Cash flow analysis in the three months ended March 31, 2016 identified de minimus deterioration in the performance parameters of one previously impaired private-label MBS.  Credit OTTI charged to earnings was immaterial.

The results of the adverse case scenario are presented next to expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (dollars in thousands):

Table 5.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of March 31, 2016
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$19,236	$(8)	8	$19,236	$(59)
RMBS	Alt-A	5	4,200	—	5	4,200	(7)
HEL	Subprime	30	241,104	—	30	241,104	(210)
Manufactured Housing Loans	Subprime	2	72,397	—	2	72,397	—
Total Securities		45	$336,937	$(8)	45	$336,937	$(276)

		As of December 31, 2015
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$20,974	$(116)	8	$20,974	$(172)
RMBS	Alt-A	5	4,460	—	5	4,460	(17)
HEL	Subprime	30	249,495	—	30	249,495	(3,326)
Manufactured Housing Loans	Subprime	2	76,202	—	2	76,202	—
Total Securities		45	$351,131	$(116)	45	$351,131	$(3,515)

(a)         Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.  Information presented is as of the period end dates.

FHLBank OTTI Governance Committee Common Platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash flow analysis for about 50% of our non-Agency PLMBS portfolio that were possible to be cash flow tested within the Common platform.  The results were reviewed and found reasonable by the FHLBNY.  For more information about the OTTI Committee and the Common platform, see Other-Than-Temporary Impairment (“OTTI”) — Accounting and governance policies, and impairment analysis in the financial statements, Note 1. Significant Accounting Policies and Estimates in the FHLBNY’s most recent Form 10-K issued on March 21, 2016.

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a) in thousands):

Table 5.7:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	March 31, 2016			December 31, 2015
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
RMBS
Prime	$17,485	$1,751	$19,236	$19,187	$1,787	$20,974
Alt-A	2,837	1,363	4,200	3,017	1,443	4,460
Total RMBS	20,322	3,114	23,436	22,204	3,230	25,434

Home Equity Loans
Subprime	203,412	37,692	241,104	210,282	39,213	249,495

Manufactured Housing Loans
Subprime	72,397	—	72,397	76,202	—	76,202
Total UPB of private-label MBS (b)	$296,131	$40,806	$336,937	$308,688	$42,443	$351,131

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

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (dollars in thousands):

Table 5.8:                                       PLMBS by Year of Securitization and External Rating

	March 31, 2016
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS
Prime
2006	$7,067	$—	$—	$—	$—	$7,067	$6,197	$(323)	$5,938
2005	5,609	—	—	—	—	5,609	5,104	—	5,601
2004 and earlier	6,560	—	3,281	1,528	—	1,751	6,526	(121)	6,451
Total RMBS Prime	19,236	—	3,281	1,528	—	14,427	17,827	(444)	17,990
Alt-A
2004 and earlier	4,200	1,363	—	795	937	1,105	4,199	(85)	4,152
Total RMBS	23,436	1,363	3,281	2,323	937	15,532	22,026	(529)	22,142
HEL Subprime
2004 and earlier	241,104	—	7,289	87,087	33,812	112,916	211,147	(3,029)	234,374
Manufactured
Housing Loans
Subprime
2004 and earlier	72,397	—	—	72,397	—	—	72,388	—	74,853
Total PLMBS	$336,937	$1,363	$10,570	$161,807	$34,749	$128,448	$305,561	$(3,558)	$331,369

	December 31, 2015
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS
Prime
2006	$7,390	$—	$—	$—	$—	$7,390	$6,526	$(228)	$6,365
2005	6,254	—	—	—	—	6,254	5,735	—	6,267
2004 and earlier	7,330	—	3,839	1,704	—	1,787	7,296	(93)	7,256
Total RMBS Prime	20,974	—	3,839	1,704	—	15,431	19,557	(321)	19,888
Alt-A
2004 and earlier	4,460	1,443	—	911	961	1,145	4,460	(77)	4,421
Total RMBS	25,434	1,443	3,839	2,615	961	16,576	24,017	(398)	24,309
HEL Subprime
2004 and earlier	249,495	—	4,244	93,605	35,541	116,105	218,769	(2,651)	243,746
Manufactured
Housing Loans
Subprime
2004 and earlier	76,202	—	—	76,202	—	—	76,193	—	78,272
Total PLMBS	$351,131	$1,443	$8,083	$172,422	$36,502	$132,681	$318,979	$(3,049)	$346,327

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

For more information about our policies and practices, see the most recent Form 10-K filed on March 21, 2016.

Securities purchased with agreement to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $5.2 billion at March 31, 2016 and $4.0 billion at December 31, 2015.  For more information, see financial statements, Note 4.  Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreement to Resell.

Federal funds sold — Federal funds sold at March 31, 2016 and December 31, 2015 represented overnight unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (dollars in thousands):

Table 5.9:                                       Federal Funds Sold by Domicile of the Counterparty

							Three months ended March 31,
	March 31, 2016		December 31, 2015		Balances at		Daily average
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	March 31, 2016	December 31, 2015	2016	2015

Australia	AA-	AA2	AA-	AA2	$1,490,000	$1,000,000	$1,902,802	$254,511
Canada	A to AA-	AA3	A to AA-	AA3 to AA1	793,000	1,753,000	2,256,407	4,275,056
Finland	AA-	AA3	AA-	AA3	1,490,000	1,418,000	1,417,505	1,806,033
Netherlands	A+	AA2	A+	AA2	580,000	773,000	744,000	940,522
Norway	A+	AA2	A+	AA3	—	400,000	790,659	1,195,800
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA3 to AA2	963,000	—	2,548,538	1,540,333
Switzerland	A	A2	A	A1	—	—	8,242	—
UK	A-	A2	A-	A2	—	—	680,220	—

Subtotal					5,316,000	5,344,000	10,348,373	10,012,255

USA	A- to AA-	BAA1 to AA2	A- to AA-	BAA1 to AA2	1,600,000	1,901,000	1,169,736	1,021,700
Total					$6,916,000	$7,245,000	$11,518,109	$11,033,955

Cash collateral pledged to derivative counterparties — At March 31, 2016 and December 31, 2015, we had deposited $522.0 million and $370.5 million in interest-earning cash as pledged collateral or as margins to derivative counterparties.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earn interest at the overnight federal funds rate.

We execute derivatives with major financial institutions.  We enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analyses that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under ISDA agreements that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk Due to Non-performance by Counterparties in financial statements, Note 15. Derivatives and Hedging Activities.  Also see Tables 9.5 and 9.6 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  Outstanding unpaid principal balance was $2.5 billion at March 31, 2016, an increase of $41.2 million (net of acquisitions and paydowns) from the balance at December 31, 2015.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

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

For more information about the MPF program, see Mortgage Loans Held-for-Portfolio in the MD&A in the Bank’s most recent Form 10-K filed on March 21, 2016.

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

The following table summarizes MPF loan by product types (par value, in thousands):

Table 6.1:                                       MPF by Product Types

	March 31, 2016	December 31, 2015

Original MPF (a)	$466,202	$463,106
MPF 100 (b)	3,895	4,062
MPF 125 (c)	1,709,018	1,670,053
MPF 125 Plus (d)	131,151	140,993
Other (e)	209,159	199,975
Total par MPF loans	$2,519,425	$2,478,189

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                                       MPF by Conventional and Insured Loans

	March 31, 2016	December 31, 2015

Federal Housing Administration and Veteran Administration insured loans	$209,100	$199,915
Conventional loans	2,310,266	2,278,214
Others	59	60

Total par MPF loans	$2,519,425	$2,478,189

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

Table 6.3:                                       Roll-Forward First Loss Account (in thousands)

	Three months ended March 31,
	2016	2015

Beginning balance	$27,107	$22,116
Additions	328	2,078
Charge-offs	90	(129)
Ending balance	$27,525	$24,065

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

Table 6.4:                                       Second Losses and SMI Coverage (in thousands)

	March 31, 2016	December 31, 2015

Second Loss Position (a)	$120,367	$116,405
SMI Coverage - NY share only (b)	$17,593	$17,593
SMI Coverage - portfolio (b)	$17,958	$17,958

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan and PFI concentration:

Table 6.5:                                       Concentration of MPF Loans

	March 31, 2016		December 31, 2015
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	70.4%	60.0%	70.8%	60.5%

Table 6.6:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	March 31, 2016
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$299,476	11.89%
Investors Bank	186,963	7.42
New York Community Bank	154,366	6.13
Elmira Savings Bank	133,396	5.29
Manufacturers and Traders Trust Company	131,462	5.22
All Others	1,613,703	64.05

Total	$2,519,366	100.00%

	December 31, 2015
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$306,650	12.37%
Manufacturers and Traders Trust Company	188,201	7.60
Investors Bank	141,334	5.70
Elmira Savings Bank	133,353	5.38
First Choice Bank	130,953	5.29
All Others	1,577,638	63.66

Total	$2,478,129	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $156.8 million at March 31, 2016 and $145.9 million at December 31, 2015, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $4.9 million and $8.1 million at March 31, 2016 and December 31, 2015.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of consolidated obligation bonds outstanding at March 31, 2016 was $74.9 billion (par, $74.3 billion), compared to $67.7 billion (par, $67.2 billion) at December 31, 2015.  Carrying values included valuation basis losses of $641.6 million at March 31, 2016 and $490.2 million at December 31, 2015.  For more information about valuation basis adjustments, see Table 7.1 Consolidated Obligation Bonds by Type.

Consolidated obligation discount notes — The carrying value of consolidated obligation discount notes outstanding was $36.9 billion at March 31, 2016 and $46.8 billion at December 31, 2015.  Discount notes funded 36.1% of average earning assets in the three months ended March 31, 2016, compared to 37.0% in the same period in the prior year.  No discount notes had been hedged under a fair value accounting hedge at March 31, 2016 and December 31, 2015, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Discount notes elected under the FVO were par amounts of $9.5 billion and $12.5 billion at March 31, 2016 and December 31, 2015.

Carrying value of discount notes included unrealized valuation losses of $12.7 million and $12.2 million at March 31, 2016 and December 31, 2015.  For more information about valuation basis adjustments, see Table 7.7 Discount Notes Outstanding.  Certain discount notes were hedged under a cash flow accounting hedge, and are discussed in financial statements, Note 15. Derivatives and Hedging Activities.

A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations, which is presented in Table 7.10.

The issuance and servicing of consolidated obligation debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  For more information about these programs, see our most recent Form 10-K filed on March 21, 2016.

Joint and Several Liability

Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  For more information, see financial statements, Note 17.  Commitments and Contingencies.

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	March 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$42,969,720	57.85%	$45,808,600	68.15%
Fixed-rate, callable	2,563,000	3.45	3,698,000	5.50
Step Up, callable	295,000	0.40	525,000	0.78
Step Down, callable	25,000	0.03	—	—
Single-index floating rate	28,425,000	38.27	17,185,000	25.57

Total par value	74,277,720	100.00%	67,216,600	100.00%

Bond premiums	39,906		42,169
Bond discounts	(32,099)		(33,001)
Hedge valuation basis adjustments (a)	485,527		346,423
Hedge basis adjustments on terminated hedges (b)	144,270		145,512
FVO (c) - valuation adjustments and accrued interest	11,773		(1,751)

Total Consolidated obligation-bonds	$74,927,097		$67,715,952

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

At March 31, 2016, the application of the accounting methodology resulted in the recognition of $485.5 million in hedge valuation basis losses, compared to losses of $346.4 million at December 31, 2015.  Most of existing hedged bonds are fixed-rate liabilities, which had been issued at higher coupons in prior years at the then prevailing higher interest rate environment, and fair values will move inversely to market rates.  Generally, hedge valuation basis are unrealized and will reverse to zero if held to their maturity or their call dates.  Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were on average short- and medium-term.

Valuation losses have increased at March 31, 2016, in line with the declining forward LIBOR, which is the discounting basis of bonds hedged under ASC 815.  More information is provided in Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — When hedges were terminated before their stated terms, the hedge valuation basis of the debt at the hedge termination date was a cumulative valuation loss. As the hedge was terminated, the valuation was no longer adjusted for changes in the benchmark rate.  Instead, the valuation basis is being amortized on a level yield method, and amortization recorded as a reduction of Interest expense.  Unamortized basis adjustments on terminated hedges were losses of $144.3 million and $145.5 million at March 31, 2016 and December 31, 2015.  If the CO bonds are held to maturity, the basis losses will be amortized to zero.

(c)          FVO valuation adjustments — Carrying values of bonds elected under the FVO include valuation basis losses of $11.8 million at March 31, 2016 and basis gains of $1.8 million at December 31, 2015.  Valuation basis adjustments are recorded to recognize changes in the entire fair values of bonds elected under the FVO, including accrued interest payable.  The discounting basis for computing changes in fair values basis of bonds elected under the FVO is the observable (FHLBank) CO bond yield curve.   All FVO bonds are short- and medium-term, and fluctuations in their valuation, excluding interest payable, were not significant as the bonds re-price relatively frequently to market indices, remaining near to par, although there could be inter-period volatility over their life cycle.  FVO bonds outstanding at March 31, 2016 reported valuation losses in line with the declining market observable CO curve at March 31, 2016.  When the market observed CO rate (the cost of funds pricing curve for the FHLBNY) declines, fair value losses will move inversely and will increase.

Par amounts of bonds elected under the FVO were $9.9 billion at March 31, 2016, compared to $13.3 billion at December 31, 2015. We have elected the FVO on an instrument-by-instrument basis.  For bonds elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.  More information about debt elected under the FVO is provided in financial statements, Note 16.  Fair Values of Financial Instruments (See Fair Value Option Disclosures).

Hedge volume — Tables 7.2 — 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges - Generally, fixed-rate (bullet and callable) medium and long-term consolidated obligation bonds are hedged in a Fair value hedge that would qualify under ASC 815.

	Consolidated Obligation Bonds
Par Amount	March 31, 2016	December 31, 2015
Qualifying Hedges
Fixed-rate bullet bonds	$23,736,250	$23,259,610
Fixed-rate callable bonds	1,320,000	2,380,000
	$25,056,250	$25,639,610

Table 7.3:                                       Bonds Elected under the Fair Value Option (FVO)

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

	Consolidated Obligation Bonds
Par Amount	March 31, 2016	December 31, 2015
Bonds designated under FVO	$9,947,660	$13,322,660

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

	Consolidated Obligation Bonds
Par Amount	March 31, 2016	December 31, 2015
Bonds designated as economically hedged
Floating-rate bonds (a)	$6,725,000	$3,735,000
Fixed-rate bonds (b)	110,000	45,000
	$6,835,000	$3,780,000

(a)         Floating-rate debt — Floating-rate bonds were indexed to 1-month LIBOR and swapped in economic hedges to 3-month LIBOR with the execution of basis swaps.  Outstanding balances increased as issuances increased partly due to favorable pricing of the 1-month LIBOR indexed bonds, and partly due to increase in the funding needs for variable debt.

(b)         Fixed-rate debt — Represent bonds that were previously hedged and that have fallen out of effectiveness.

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	March 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$48,066,635	64.71%	$40,573,630	60.36%
Due or callable after one year through two years	17,459,410	23.51	17,785,465	26.46
Due or callable after two years through three years	3,413,505	4.60	3,123,285	4.65
Due or callable after three years through four years	1,065,400	1.43	1,278,750	1.90
Due or callable after four years through five years	850,160	1.14	925,050	1.38
Thereafter	3,422,610	4.61	3,530,420	5.25

Total par value	74,277,720	100.00%	67,216,600	100.00%

Bond premiums	39,906		42,169
Bond discounts	(32,099)		(33,001)
Hedge valuation basis adjustments	485,527		346,423
Hedge basis adjustments on terminated hedges	144,270		145,512
FVO - valuation adjustments and accrued interest	11,773		(1,751)

Total bonds	$74,927,097		$67,715,952

(a)         Contrasting consolidated obligation bonds by contractual maturity dates (see financial statements, Note 10.  Consolidated Obligations — Redemption Terms of Consolidated Obligation bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond.  With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors.  Call options are exercisable either as a one-time option or as quarterly.  Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond.  Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable Bonds

	March 31, 2016	December 31, 2015
Callable	$2,883,000	$4,223,000
Non-Callable	$71,394,720	$62,993,600

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	March 31, 2016	December 31, 2015

Par value	$36,883,998	$46,875,847
Amortized cost	$36,851,001	$46,837,709
FVO (a) - valuation adjustments and remaining accretion	12,671	12,159
Total discount notes	$36,863,672	$46,849,868
Weighted average interest rate	0.36%	0.26%

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

The following table summarizes discount notes under the FVO (par amounts, in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	March 31, 2016	December 31, 2015
Discount notes designated under FVO (a)	$9,484,981	$12,459,708

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.  For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (par amounts, in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2016	December 31, 2015
Discount notes hedged under qualifying hedge (a)	$1,589,000	$1,589,000

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

Recent Rating Actions

Table 7.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at April 30, 2016.

Table 7.10:                                FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2016				April 20, 2016	Aaa/P-1	Stable/Affirmed

2015	June 25, 2015	AA+/A-1+	Stable/Affirmed	December 22, 2015	Aaa/P-1	Stable/Affirmed
				June 24, 2015	Aaa/P-1	Stable/Affirmed

2014	August 19, 2014	AA+/A-1+	Stable/Affirmed	December 22, 2014	Aaa/P-1	Stable/Affirmed
				July 2, 2014	Aaa/P-1	Stable/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $120.8 million and $108.6 million at March 31, 2016 and December 31, 2015.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities — Amounts outstanding were $148.5 million and $151.4 million at March 31, 2016 and December 31, 2015.  Other liabilities comprised of unfunded pension liabilities, pass-through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                                       Stockholders’ Capital

	March 31, 2016	December 31, 2015
Capital Stock (a)	$5,359,856	$5,585,030
Unrestricted retained earnings (b)	972,451	967,078
Restricted retained earnings (c)	319,741	303,061
Accumulated Other Comprehensive Loss	(192,960)	(135,687)

Total Capital	$6,459,088	$6,719,482

(a)         Stockholders’ Capital — Capital stock remained declined in line with the decline in advances borrowed.  When an advance matures or is prepaid, the excess capital stock is re-purchased by the FHLBNY.  When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.  For more information about activity and membership stock, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the FHLBNY’s most recent Form 10-K filed on March 21, 2016.

(b)         Unrestricted retained earnings — Net Income for the first quarter of 2016 was $83.4 million; $16.7 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $61.3 million to members as dividends in the first quarter of 2016.  As a result, Unrestricted retained earnings increased by $5.4 million to $972.5 million at March 31, 2016.

(c)          Restricted retained earnings — Restricted retained earning balance at March 31, 2016 has grown to $319.7 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10-K filed on March 21, 2016.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	March 31, 2016	December 31, 2015

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(35,217)	$(36,813)
Net unrealized gains on available-for-sale securities (b)	6,531	9,283
Net unrealized losses on hedging activities (c)	(147,354)	(91,037)
Employee supplemental retirement plans (d)	(16,920)	(17,120)
Total Accumulated other comprehensive loss	$(192,960)	$(135,687)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at March 31, 2016, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and the grantor trust fund classified as available-for-sale.  The pricing of MBS in the AFS portfolio was substantially in unrealized gain positions at March 31, 2016 and December 31, 2015.

(c)          Cash flow hedge valuation losses - The two components in AOCI are discussed below:

Discount note rollover hedging — Fair value basis in AOCI in this program was a cumulative unrealized loss of $141.1 million at March 31, 2016, a loss of $101.6 million at March 31, 2015, and a loss of $85.2 million at December 31, 2015.  Balances represent unrealized valuation losses on interest rate swaps in cash flow “rollover” strategies that hedged the variability of 91-day discount notes, which will be issued in sequence typically for periods up to 15 years.  Fair values of the swaps were in net unrealized loss positions since the present value of future payments to swap dealers are based on fixed-rates. Fixed-rates remained significantly higher than the forward swap rates, which determine cash flows due from the swap dealers.  Valuation losses have increased due to decline in the forecasted swap rates along the longer end of the swap yield curve at March 31, 2016 relative to December 31, 2015.  Fair values of interest rate swaps in this hedging strategy will move unfavorably when long-term swap rates decline, and favorably when long-term swap rates rise.  Fair value changes will be recorded through AOCI over the life of the hedges for the effective portion of the cash flow hedge strategy.

Hedges of anticipatory issuance of debt — From time to time, we execute interest rate swaps to mitigate interest rate exposure of a future issuance of debt.  When the debt is issued, the swap is terminated, and realized gains or losses are recorded in AOCI, and amortized to debt interest expenses as a yield adjustment.  If the swap is outstanding, and not terminated, the effective portion of its fair value is also recorded in AOCI.  There were no open contracts at March 31, 2016.   For closed contracts, the cumulative unamortized realized net loss was $6.2 million at March 31, 2016, $6.6 million at March 31, 2015, and $5.8 million at December 31, 2015.  It is expected that over the next 12 months, $2.0 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

(d)         Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.  Amounts are amortized as an expense through Compensation and benefits over an actuarially determined period.  For more information, see financial statements, Note 14.  Employee Retirement Plans in the FHLBNY’s most recent Form10-K filed on March 21, 2016.

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

The following table summarizes dividends paid and payout ratios:

Table 8.3:                                       Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2016	March 31, 2015
Cash dividends paid per share	$1.17	$1.16
Dividends paid (a) (c)	$61,348	$64,275
Pay-out ratio (b)	73.56%	72.85%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of March 31, 2016 and December 31, 2015:

Table 9.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$2	$3
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$180	$180
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$5	$—
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Economic Hedge of Fair Value Risk	$4	$—
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$3,232	$3,584
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$1,523	$1,574
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$38,184	$38,097
Purchased interest rate options	To offset interest rate options in variable rate advance	Economic Hedge of Fair Value Risk	$206	$6
Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate non-putable advance converted to a LIBOR floating rate; matched to non-putable advance accounted for under fair value option	Fair Value Option	$3,638	$3,758

Table 9.2:                                       Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$80	$15
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$15	$15
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Economic Hedge of Fair Value Risk	$15	$15
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$1,320	$2,380
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$160	$160
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$23,576	$23,100
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$—	$35
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,589	$1,589
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$6,725	$3,735
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$433	$718
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$1,400	$1,150
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$8,115	$11,455
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$9,485	$12,460

Table 9.3:                                       Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$62	$62

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:                                       Derivatives Financial Instruments by Product

	March 31, 2016		December 31, 2015
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$43,124,483	$(749,634)	$43,435,436	$(341,254)
Consolidated obligation fair value hedges	25,056,250	488,596	25,639,610	349,649
Cash Flow-anticipated transactions	1,589,000	(141,113)	1,624,000	(85,243)
Derivatives not designated as hedging instruments (b)
Advances hedges	212,142	(527)	8,575	28
Consolidated obligation hedges	6,835,000	(1,853)	3,780,000	(1,749)
Mortgage delivery commitments	20,675	83	14,806	3
Balance sheet	2,692,000	3,100	2,692,000	4,920
Intermediary positions hedges	62,000	60	62,000	61
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	3,638,000	(604)	3,758,000	1,886
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligation bonds	9,947,660	(3,419)	13,322,660	(8,770)
Interest rate swaps-consolidated obligation discount notes	9,484,981	(811)	12,459,709	(4,409)
Total notional and fair value	$102,662,191	$(406,122)	$106,796,796	$(84,878)
Total derivatives, excluding accrued interest		$(406,122)		$(84,878)
Cash collateral pledged to counterparties (d)		521,954		370,529
Cash collateral received from counterparties		(175,519)		(329,895)
Accrued interest		16,914		15,807
Net derivative balance		$(42,773)		$(28,437)
Net derivative asset balance (d)		$171,175		$181,676
Net derivative liability balance		(213,948)		(210,113)
Net derivative balance		$(42,773)		$(28,437)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Net derivative asset balance included $165.5 million and $173.7 million of excess cash collateral/margins posted by the FHLBNY to derivative counterparties at March 31, 2016 and December 31, 2015.  Excess margins were largely the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

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

Derivatives Counterparty Credit Ratings

The following table summarizes notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the counterparties were in gain positions, the fair values and notional amounts are grouped together (in thousands):

Table 9.5:                                       Derivatives Counterparty Credit Ratings

	March 31, 2016
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A (c)	2,376,633	113,452	(104,800)	8,652	—	8,652
Cleared derivatives (d)	81,857,829	(22,651)	184,060	161,409	—	161,409
Total derivative positions with non-member counterparties to which the Bank had credit exposure	84,234,462	90,801	79,260	170,061	—	170,061
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	31,000	1,031	—	1,031	(1,031)	—
Delivery Commitments
Derivative position with delivery commitments	20,675	83	—	83	(83)	—
Total derivative position with members	51,675	1,114	—	1,114	(1,114)	—
Derivative positions with credit exposure	84,286,137	$91,915	$79,260	$171,175	$(1,114)	$170,061
Derivative positions without fair value credit exposure	18,376,054
Total notional	$102,662,191

	December 31, 2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A (c)	$15,000	$108	$—	$108	$—	$108
Single-A (c)	2,664,093	116,535	(106,000)	10,535	—	10,535
Cleared derivatives (d)	83,933,206	220,005	(49,320)	170,685	—	170,685
Total derivative positions with non-member counterparties to which the Bank had credit exposure	86,612,299	336,648	(155,320)	181,328	—	181,328
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	31,000	345	—	345	(345)	—
Delivery Commitments
Derivative position with delivery commitments	14,806	3	—	3	(3)	—
Total derivative position with members	45,806	348	—	348	(348)	—
Derivative positions with credit exposure	86,658,105	$336,996	$(155,320)	$181,676	$(348)	$181,328
Derivative positions without fair value credit exposure	20,138,691
Total notional	$106,796,796

(a)             Includes excess margins posted to counterparties and to a Derivative Clearing Organization on derivatives that were classified as derivative assets, as they represent an exposure for the FHLBNY.

(b)             Members pledge non-cash collateral to fully collateralize their exposures.  Non-cash collateral is not deducted from net derivative assets on the balance sheet.

(c)              NRSRO Ratings.

(d)             Net exposure includes excess cash margins posted to derivative clearing organizations (DCOs) on cleared derivatives, primarily in the form of “Initial Margins”.

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) derivatives were $20.8 billion and $22.9 billion at March 31, 2016 and December 31, 2015.  For bilaterally executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  We do not expect to post additional collateral.  The FHLBNY is rated AA+/stable by S&P’s and Aaa/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared derivatives were $81.9 billion and $83.9 billion at March 31, 2016 and December 31, 2015.  For cleared OTC derivatives, margin requirements are determined by the DCO based on the volatility of the exposure, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at March 31, 2016 and December 31, 2015.

Collateral and margin posted — Cash collateral of $522.0 million and $370.5 million were posted to swap counterparties (including DCOs) at March 31, 2016 and December 31, 2015.  After posting cash collateral, the fair values of our derivative instruments in net liability positions were approximately $214.0 million and $210.1 million, at March 31, 2016 and December 31, 2015.  Amounts represented the exposures facing the swap counterparties in the event of non-performance by the FHLBNY to the swap contracts.

On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $30.7 million at March 31, 2016 and $27.3 million at December 31, 2015.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

Derivative Counterparty Country Concentration Risk

The following table summarizes derivative notional amounts and fair values by country of incorporation (dollars in thousands):

Table 9.6:                                       FHLBNY Exposure Concentration (a)

	March 31, 2016
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparty (ies)	U.S.A. (c)	$84,234,462	82.05%	$170,062	99.35%
Member and Delivery Commitments	U.S.A.	51,675	0.05	1,113	0.65

Total Credit Exposure (Fair values, net) - Balance sheet assets		84,286,137	82.10	$171,175	100.00%

Counterparties (Liability position)				Fair Value

Counterparty (ies)	U.S.A.	10,954,588	10.68	$(172,883)
Counterparty (ies)	Germany	4,417,500	4.30	(27,237)
Counterparty (ies)	United Kingdom	1,499,998	1.46	(7,808)
Counterparty (ies)	Switzerland	932,968	0.91	(159)
Counterparty (ies)	France	445,000	0.43	(4,146)
Counterparty (ies)	Canada	126,000	0.12	(1,715)
		18,376,054	17.90	$(213,948)

Total notional		$102,662,191	100.00%

	December 31, 2015
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparty (ies)	U.S.A. (c)	$86,612,299	81.10%	$181,328	99.81%
Member and Delivery Commitments	U.S.A.	39,806	0.03	348	0.19

Total Credit Exposure (Fair values, net) - Balance sheet assets		86,652,105	81.13	$181,676	100.00%

Counterparties (Liability position)				Fair Value

Counterparty (ies)	U.S.A.	12,367,425	11.58	$(171,271)
Counterparty (ies)	United Kingdom	4,442,500	4.16	(26,958)
Counterparty (ies)	Germany	1,504,998	1.41	(5,355)
Counterparty (ies)	Switzerland	1,152,768	1.08	(438)
Counterparty (ies)	France	545,000	0.51	(3,086)
Counterparty (ies)	Canada	126,000	0.12	(2,996)
Member	U.S.A.	6,000	0.01	(9)
		20,144,691	18.87	$(210,113)

Total notional		$106,796,796	100.00%

(a)          Notional concentration — Concentration is measured by fair value exposure and not by notional amounts.  Fair values for derivative contracts in a gain position represent the credit exposure we face due to potential non-performance of the derivative counterparty.  For such transactions, the FHLBNY’s potential exposure would be the FHLBNY’s inability to replace the contracts at a value that would be equal to or greater than the cash posted to the defaulting counterparty.  For derivative contracts that were in a liability position, the swap counterparties were exposed to a default or non-performance by the FHLBNY.

(b)          Country of incorporation is based on domicile of the ultimate parent company.

(c)           Includes cleared swaps at Derivative clearing organizations —  notional amounts of $81.9 billion and $83.9 billion at March 31, 2016 and December 31, 2015.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 9.7:                                       Notional and Fair Value by Contractual Maturity

	March 31, 2016		December 31, 2015
	Notional	Fair Value (a)	Notional	Fair Value (a)

Maturity less than one year	$46,788,571	$(32,409)	$50,928,278	$(72,650)
Maturity from one year to less than three years	39,898,874	(240,853)	37,695,659	(117,344)
Maturity from three years to less than five years	10,544,141	(311,545)	11,947,492	(109,666)
Maturity from five years or greater	5,409,930	178,602	6,210,561	214,779
Delivery Commitments	20,675	83	14,806	3
	$102,662,191	$(406,122)	$106,796,796	$(84,878)

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

Finance Agency Regulations — Liquidity

Regulatory requirements are specified in Parts 1239, 932 and 1270 of the Finance Agency regulations and are summarized below.  Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in: (1) Obligations of the United States; (2) Deposits in banks or trust companies; or (3) Advances with a remaining maturity not to exceed five years.

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

Deposit Liquidity. We are required to invest an aggregate amount at least equal to the amount of current deposits received from members in: (1) Obligations of the U.S. government; (2) Deposits in banks or trust companies; or (3) Advances to members with remaining maturities not exceeding five years.  In addition to accepting deposits from our members, we may accept deposits from other FHLBanks or from any other governmental instrumentality.  We met these requirements at all times.  Quarterly average reserves and actual reserves are summarized below (in millions):

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2016	$1,318	$87,098	$85,780
December 31, 2015	1,246	81,228	79,982

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2016	$6,375	$28,902	$22,527
December 31, 2015	7,255	27,722	20,467

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2016	$2,574	$28,515	$25,941
December 31, 2015	2,204	27,521	25,317

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

Cash flows

Cash and due from banks was $225.1 million at March 31, 2016 and $327.5 million at December 31, 2015.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities in the three months ended March 31, 2016 was $109.4 million and $187.6 million in the same period in the prior year.  By way of comparison, Net income was $83.4 million in the three months ended March 31, 2016 and $88.2 million in the same period in the prior year.

Net cash flows provided by operating activities were higher than Net income in all periods in this report, and was largely as a result of adjustments for non-cash fair value adjustments on derivatives and hedging activities of $71.1 million and $78.1 million that were almost entirely driven by derivative financing elements.  For more information, see Statements of Cash Flows in the financial statements.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts, which represented interest payments to swap counterparties for the off-market swaps, were classified as Financing activities rather than Operating activities.

Cash flows used in investing activities — Investing activities resulted in $3.5 billion in favorable net cash inflows in the three months ended March 31, 2016.  In the same period in the prior year, investing activities also resulted in favorable net cash inflows of $7.2 billion of funds.  In both periods, favorable cash inflows were primarily driven by maturing advances that exceeded advances made.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Outstanding at end of the period (a)	$36,863,672	$46,849,868	$19,507,030	$18,800,030
Weighted-average rate at end of the period	0.36%	0.26%	0.43%	0.28%
Average outstanding for the period (a)	$44,921,069	$43,627,528	$18,296,942	$15,708,964
Weighted-average rate for the period	0.33%	0.13%	0.10%	0.18%
Highest outstanding at any month-end (a)	$53,569,596	$50,143,718	$19,507,030	$19,680,030

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

Legislative and Regulatory Developments

Significant regulatory actions and developments for the three months ended March 31, 2016 are summarized below:

Joint Proposed Rule on Incentive-Based Compensation Arrangements

On April 26, 2016, the Finance Agency, jointly with five other federal regulators, issued the rule contemplated by Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which requires implementation of regulations or guidelines to (1) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1).  The proposed rule specifies that the Bank would fall into the middle category, Level 2.  The proposed rule would supplement existing Finance Agency executive compensation rules.

The proposed rule would prohibit the Bank from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by “senior executive officers” and “significant risk-takers” (each as defined in the proposed rule, together, “covered persons”) that could lead to a material financial loss at the Bank.

If adopted in its current form, the proposed rule would, among other things, impose requirements related to the Bank’s incentive-based compensation arrangements for covered persons, related to:

•                  mandatory deferrals of 50 percent and 40 percent of annual incentive-based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years;

•                  risk of downward adjustment and forfeiture of awards;

•                  clawbacks of vested compensation; and

•                  limits on the maximum incentive-based compensation opportunity.

Comments are due on the proposed rule by July 22, 2016.  The Bank is currently assessing the effect of the proposed rule.

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

While we continue to study the long-term ramifications of the rule, we do not expect it to materially impact our financial condition or results of operation.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, rates at March 2015, June 2015, September 2015, December 2015 and March 2016 were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the first quarter of 2015 and the first quarter of 2016):

	Base Case DOE	-200bps DOE	+200bps DOE
March 31, 2016	-0.80	N/A	0.36
December 31, 2015	-0.61	N/A	0.84
September 30, 2015	-1.02	N/A	0.88
June 30, 2015	-0.35	N/A	1.02
March 31, 2015	-0.74	N/A	0.87

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

One Year Re-pricing Gap
March 31, 2016	$5.659 Billion
December 31, 2015	$5.640 Billion
September 30, 2015	$5.646 Billion
June 30, 2015	$5.323 Billion
March 31, 2015	$5.596 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2015 and the first quarter of 2016):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
March 31, 2016	N/A	9.55%
December 31, 2015	N/A	5.01%
September 30, 2015	N/A	8.80%
June 30, 2015	N/A	7.33%
March 31, 2015	N/A	9.42%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2015 and the first quarter of 2016):

	Down-shock Change in MVE	+200bps Change in MVE
March 31, 2016	N/A	0.35%
December 31, 2015	N/A	-0.49%
September 30, 2015	N/A	0.01%
June 30, 2015	N/A	-0.66%
March 31, 2015	N/A	0.09%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of March 31, 2016 and December 31, 2015 (in millions):

	Interest Rate Sensitivity
	March 31, 2016
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$13,588	$146	$498	$376	$1,490
MBS Investments	7,610	354	2,197	1,891	2,346
Adjustable-rate loans and advances	27,280	—	—	—	—
Net unswapped	48,478	500	2,695	2,267	3,836

Fixed-rate loans and advances	18,541	4,807	25,627	9,545	2,925
Swaps hedging advances	39,517	(3,928)	(23,697)	(9,033)	(2,859)
Net fixed-rate loans and advances	58,058	879	1,930	512	66

Total interest-earning assets	$106,536	$1,379	$4,625	$2,779	$3,902

Interest-bearing liabilities:
Deposits	$1,215	$7	$—	$—	$—

Discount notes	35,665	1,196	—	—	—
Swapped discount notes	(739)	(850)	—	768	821
Net discount notes	34,926	346	—	768	821

Consolidated Obligation Bonds
FHLBank bonds	39,561	10,859	18,032	2,248	3,742
Swaps hedging bonds	25,213	(9,871)	(14,066)	(401)	(875)
Net FHLBank bonds	64,774	988	3,966	1,847	2,867

Total interest-bearing liabilities	$100,915	$1,341	$3,966	$2,615	$3,688
Post hedge gaps (a):
Periodic gap	$5,621	$38	$659	$164	$214
Cumulative gaps	$5,621	$5,659	$6,318	$6,482	$6,696

	Interest Rate Sensitivity
	December 31, 2015
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$12,702	$123	$432	$361	$1,573
MBS Investments	7,089	347	1,942	1,981	2,764
Adjustable-rate loans and advances	26,586	—	—	—	—
Net unswapped	46,377	470	2,374	2,342	4,337

Fixed-rate loans and advances	23,328	5,589	23,565	11,375	3,095
Swaps hedging advances	39,868	(4,500)	(21,512)	(10,819)	(3,037)
Net fixed-rate loans and advances	63,196	1,089	2,053	556	58

Total interest-earning assets	$109,573	$1,559	$4,427	$2,898	$4,395

Interest-bearing liabilities:
Deposits	$1,663	$2	$—	$—	$—

Discount notes	45,866	988	—	—	—
Swapped discount notes	(1,219)	(348)	—	525	1,042
Net discount notes	44,647	640	—	525	1,042

Consolidated Obligation Bonds
FHLBank bonds	32,077	10,401	18,038	2,707	4,161
Swaps hedging bonds	25,487	(9,425)	(14,313)	(564)	(1,185)
Net FHLBank bonds	57,564	976	3,725	2,143	2,976

Total interest-bearing liabilities	$103,874	$1,618	$3,725	$2,668	$4,018
Post hedge gaps (a):
Periodic gap	$5,699	$(59)	$702	$230	$377
Cumulative gaps	$5,699	$5,640	$6,342	$6,572	$6,949

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of March 31, 2016.  Based on this evaluation, they concluded that as of March 31, 2016, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Federal Home Loan Bank of New York is involved in disputes or regulatory inquiries that arise in the ordinary course of business.  An ongoing dispute over the termination value of multiple derivative transactions involving the FHLBNY was previously disclosed in Part I, Item 3 of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Additional information about the foregoing matter can be found in Note 17 of the financial statements in this Quarterly Report on Form 10-Q, which information primarily restates that which is set forth at Part I, Item 3 of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the “Part I — Item 1A - Risk Factors” section of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

3.02	Amended and Restated Bylaws of the Bank		8-K	2/24/2016

10.01	Bank 2016 Incentive Compensation Plan (a)		10-K	3/21/2016

10.02	2016 Director Compensation Policy (a)		10-K	3/21/2016

10.03	Bank Amended and Restated Benefit Equalization Plan (2016) (a)		10-K	3/21/2016

10.04	Form of Executive Change in Control Agreement between the Bank and each of the CEO, the other members of the Bank’s Management Committee, and the Bank’s Chief Audit Officer (a)		10-K	3/21/2016

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: May 13, 2016