Form 10-Q
period 2016-06-30
Federal Home Loan Bank of New York
filed 2016-08-11
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2016 was 56,131,203.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks (Note 3)	$344,848	$327,482
Securities purchased under agreements to resell (Note 4)	5,760,000	4,000,000
Federal funds sold (Note 4)	8,984,000	7,245,000
Available-for-sale securities, net of unrealized gains of $4,878 at June 30, 2016 and $9,283 at December 31, 2015 (Note 6)	774,646	990,129
Held-to-maturity securities (Note 5)	14,469,368	13,932,372
Advances (Note 7) (Includes $7,852,951 at June 30, 2016 and $9,532,553 at December 31, 2015 at fair value under the fair value option)	95,273,312	93,874,211
Mortgage loans held-for-portfolio, net of allowance for credit losses of $1,466 at June 30, 2016 and $326 at December 31, 2015 (Note 8)	2,631,206	2,524,285
Accrued interest receivable	148,467	145,913
Premises, software, and equipment	9,715	9,466
Derivative assets (Note 15)	324,335	181,676
Other assets	5,854	8,097

Total assets	$128,725,751	$123,238,631

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,314,849	$1,308,923
Non-interest-bearing demand	20,359	15,493
Term	30,000	26,000

Total deposits	1,365,208	1,350,416

Consolidated obligations, net (Note 10)
Bonds (Includes $3,577,048 at June 30, 2016 and $13,320,909 at December 31, 2015 at fair value under the fair value option)	70,900,481	67,715,952
Discount notes (Includes $10,665,920 at June 30, 2016 and $12,471,868 at December 31, 2015 at fair value under the fair value option)	49,071,921	46,849,868

Total consolidated obligations	119,972,402	114,565,820

Mandatorily redeemable capital stock (Note 12)	29,878	19,499

Accrued interest payable	118,838	108,575
Affordable Housing Program (Note 11)	114,965	113,352
Derivative liabilities (Note 15)	197,413	210,113
Other liabilities	152,826	151,374

Total liabilities	121,951,530	116,519,149

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares:
56,664 at June 30, 2016 and 55,850 at December 31, 2015	5,666,423	5,585,030
Retained earnings
Unrestricted	984,489	967,078
Restricted (Note 12)	338,069	303,061
Total retained earnings	1,322,558	1,270,139
Total accumulated other comprehensive loss	(214,760)	(135,687)

Total capital	6,774,221	6,719,482

Total liabilities and capital	$128,725,751	$123,238,631

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Six Months Ended June 30, 2016 and 2015

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income
Advances, net (Note 7)	$210,149	$119,953	$401,423	$251,151
Interest-bearing deposits (Note 4)	517	374	1,035	705
Securities purchased under agreements to resell (Note 4)	1,315	281	3,520	521
Federal funds sold (Note 4)	10,861	2,649	21,170	5,488
Available-for-sale securities (Note 6)	2,429	2,273	4,704	4,317
Held-to-maturity securities (Note 5)	71,458	65,805	142,129	131,245
Mortgage loans held-for-portfolio (Note 8)	21,618	19,978	43,595	39,294
Loans to other FHLBanks (Note 18)	12	6	15	8

Total interest income	318,359	211,319	617,591	432,729

Interest expense
Consolidated obligation bonds (Note 10)	139,085	81,800	261,446	160,527
Consolidated obligation discount notes (Note 10)	48,861	22,898	97,381	46,048
Deposits (Note 9)	764	93	1,290	213
Mandatorily redeemable capital stock (Note 12)	327	170	623	426
Cash collateral held and other borrowings	338	94	701	157

Total interest expense	189,375	105,055	361,441	207,371

Net interest income before provision for credit losses	128,984	106,264	256,150	225,358

Provision for credit losses on mortgage loans	346	352	1,472	540

Net interest income after provision for credit losses	128,638	105,912	254,678	224,818

Other income (loss)
Service fees and other	3,481	2,305	6,907	5,269
Instruments held at fair value - Unrealized losses (Note 16)	(2,891)	(2,868)	(11,994)	(5,958)

Total OTTI losses	—	(249)	(113)	(249)
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	(138)	188	(33)	188
Net impairment losses recognized in earnings	(138)	(61)	(146)	(61)

Net realized and unrealized gains on derivatives and hedging activities (Note 15)	1,417	11,257	2,301	17,356
Net realized gains from sale of available-for-sale securities (Note 6)	250	—	250	—
Losses from extinguishment of debt	(1,967)	(7,819)	(2,090)	(7,819)

Total other income (loss)	152	2,814	(4,772)	8,787

Other expenses
Operating	7,658	6,687	15,195	13,707
Compensation and benefits	16,421	15,081	33,697	31,252
Finance Agency and Office of Finance	2,853	3,414	6,455	7,043

Total other expenses	26,932	25,182	55,347	52,002

Income before assessments	101,858	83,544	194,559	181,603

Affordable Housing Program Assessments (Note 11)	10,218	8,372	19,518	18,203

Net income	$91,640	$75,172	$175,041	$163,400

Basic earnings per share (Note 13)	$1.66	$1.45	$3.18	$3.05

Cash dividends paid per share	$1.12	$1.01	$2.29	$2.17

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Six Months Ended June 30, 2016 and 2015

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net Income	$91,640	$75,172	$175,041	$163,400
Other Comprehensive income (loss)
Net change in unrealized (losses) gains on available-for-sale securities	(1,653)	(668)	(4,405)	(1,528)
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	—	(188)	(105)	(188)
Reclassification of non-credit portion included in net income	138	—	138	—
Accretion of non-credit portion of OTTI	1,650	2,017	3,351	4,011
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,788	1,829	3,384	3,823
Net change in unrealized gains/losses relating to hedging activities
Unrealized (losses) gains	(22,726)	31,003	(79,599)	8,908
Reclassification of losses included in net income	592	513	1,148	1,018
Total net change in unrealized (losses) gains relating to hedging activities	(22,134)	31,516	(78,451)	9,926
Net change in pension and postretirement benefits	199	374	399	746
Total other comprehensive (loss) income	(21,800)	33,051	(79,073)	12,967
Total comprehensive income	$69,840	$108,223	$95,968	$176,367

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Six Months Ended June 30, 2016 and 2015

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2014	55,801	$5,580,073	$862,672	$220,099	$1,082,771	$(136,986)	$6,525,858

Proceeds from issuance of capital stock	19,659	1,965,939	—	—	—	—	1,965,939
Repurchase/redemption of capital stock	(22,290)	(2,229,021)	—	—	—	—	(2,229,021)
Shares reclassified to mandatorily redeemable capital stock	(82)	(8,179)	—	—	—	—	(8,179)
Cash dividends ($2.17 per share) on capital stock	—	—	(120,033)	—	(120,033)	—	(120,033)
Comprehensive income	—	—	130,720	32,680	163,400	12,967	176,367

Balance, June 30, 2015	53,088	$5,308,812	$873,359	$252,779	$1,126,138	$(124,019)	$6,310,931

Balance, December 31, 2015	55,850	$5,585,030	$967,078	$303,061	$1,270,139	$(135,687)	$6,719,482

Proceeds from issuance of capital stock	20,124	2,012,366	—	—	—	—	2,012,366
Repurchase/redemption of capital stock	(19,178)	(1,917,766)	—	—	—	—	(1,917,766)
Shares reclassified to mandatorily redeemable capital stock	(132)	(13,207)	—	—	—	—	(13,207)
Cash dividends ($2.29 per share) on capital stock	—	—	(122,622)	—	(122,622)	—	(122,622)
Comprehensive income (loss)	—	—	140,033	35,008	175,041	(79,073)	95,968

Balance, June 30, 2016	56,664	$5,666,423	$984,489	$338,069	$1,322,558	$(214,760)	$6,774,221

(a)    Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015
Operating activities

Net Income	$175,041	$163,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(90,924)	42,383
Concessions on consolidated obligations	3,372	2,778
Premises, software, and equipment	1,750	1,869
Provision for credit losses on mortgage loans	1,472	540
Net realized gains from sale of available-for-sale securities	(250)	—
Credit impairment losses on held-to-maturity securities	146	61
Change in net fair value adjustments on derivatives and hedging activities	106,109	100,646
Change in fair value adjustments on financial instruments held at fair value	11,994	6,973
Losses from extinguishment of debt	2,090	7,819
Net change in:
Accrued interest receivable	(2,520)	5,041
Derivative assets due to accrued interest	(18,403)	(4,739)
Derivative liabilities due to accrued interest	(3,248)	(3,116)
Other assets	1,962	1,976
Affordable Housing Program liability	1,613	(7,042)
Accrued interest payable	10,263	(5,410)
Other liabilities	(214)	(505)
Total adjustments	25,212	149,274
Net cash provided by operating activities	200,253	312,674
Investing activities
Net change in:
Interest-bearing deposits	(264,788)	175,836
Securities purchased under agreements to resell	(1,760,000)	(2,450,000)
Federal funds sold	(1,739,000)	2,409,000
Deposits with other FHLBanks	(55)	38
Premises, software, and equipment	(1,999)	(1,648)
Held-to-maturity securities:
Purchased	(1,287,817)	(1,141,636)
Repayments	751,343	690,574
Available-for-sale securities:
Purchased	(5,543)	(8,333)
Repayments	100,149	135,241
Proceeds from sales	117,460	776
Advances:
Principal collected	380,884,207	378,971,593
Made	(381,747,248)	(371,689,111)
Mortgage loans held-for-portfolio:
Principal collected	131,294	127,761
Purchased	(242,527)	(385,004)
Proceeds from sales of REO	1,997	1,149
Net cash (used in) provided by investing activities	(5,062,527)	6,836,236

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015
Financing activities
Net change in:
Deposits and other borrowings	$(228,190)	$(827,945)
Derivative contracts with financing element	(36,964)	(116,945)
Consolidated obligation bonds:
Proceeds from issuance	29,753,317	23,362,592
Payments for maturing and early retirement	(26,788,133)	(27,863,255)
Payments on bonds transferred to other FHLBanks (a)	—	(87,783)
Consolidated obligation discount notes:
Proceeds from issuance	149,506,915	102,436,665
Payments for maturing	(147,296,455)	(110,039,001)
Capital stock:
Proceeds from issuance of capital stock	2,012,366	1,965,939
Payments for repurchase/redemption of capital stock	(1,917,766)	(2,229,021)
Redemption of mandatorily redeemable capital stock	(2,828)	(8,344)
Cash dividends paid (b)	(122,622)	(120,033)
Net cash provided by (used in) financing activities	4,879,640	(13,527,131)
Net increase/(decrease) in cash and due from banks	17,366	(6,378,221)
Cash and due from banks at beginning of the period	327,482	6,458,943
Cash and due from banks at end of the period	$344,848	$80,722

Supplemental disclosures:
Interest paid	$283,526	$200,257
Affordable Housing Program payments (c)	$17,905	$25,245
Transfers of mortgage loans to real estate owned	$446	$2,274
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	$(33)	$188
Capital stock subject to mandatory redemption reclassified from equity	$13,207	$8,179

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

Basis of Presentation

The accompanying financial statements of the Federal Home Loan Bank of New York have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) and with the instructions provided by the SEC.  The information contained in these financial statements is unaudited.  In the opinion of management, normal recurring adjustments necessary for a fair presentation of the interim period results have been made.  These unaudited financial statements should be read in conjunction with the FHLBNY’s audited financial statements for the year ended December 31, 2015, included in Form 10-K filed on March 21, 2016.

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

Recently Adopted Significant Accounting Policies

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.

In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, as an amendment to Derivatives and Hedging Activities (Topic 815).  The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under GAAP does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.   The amendments provided entities with the option to apply the guidance using either a prospective approach or a modified retrospective approach, retrospectively applied to all derivative instruments that meet the specific conditions.   The FHLBNY elected to early adopt the guidance prospectively on January 1, 2016.  The adoption of this guidance had no effect on the Bank’s financial condition, results of operations, and cash flows.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.

In April 2015, the FASB ASU issued No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement to add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software.  The ASU clarifies a customer’s accounting for fees paid in a cloud computing arrangement, and provides guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software.  If the arrangement does not contain a software license, it would be accounted for as a service contract.  The FHLBNY adopted ASU 2015-05 prospectively on January 1, 2016, and the effect of adoption had no material impact on its financial condition, results of operations, and cash flows.

Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU No. 2015-03, Interest-imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The ASU requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from other assets to a direct deduction from the carrying amount of that debt liability.  The intent is to eliminate the different presentation requirements of debt issuance cost and debt discounts and premiums, which have caused confusion among users of financial statements.  The FHLBNY adopted ASU 2015-03 on January 1, 2016, and has reclassified unamortized debt issuance costs from Other assets to Consolidated obligations on the Statements of Condition at December 31, 2015.  Adoption had no material impact on its financial condition, results of operations, and cash flows.

Note   2.                                                         Recently Issued Accounting Standards and Interpretations.

Accounting for Financial Instruments — Credit Losses.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326).  The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.  The FASB’s CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired.  The expected credit losses are adjusted each period for changes in expected lifetime credit losses.  For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk.  This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized.  The CECL model represents a significant departure from existing GAAP, and may result in material changes to the FHLBNY’s accounting for financial instruments.  The FHLBNY is evaluating the effect that ASU 2016-13 will have on its financial statements and related disclosures.  The ASU will be effective for the FHLBNY as of January 1, 2020.  Early application is permitted for annual periods beginning January 1, 2019.

Contingent Put and Call Options in Debt Instruments.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call options in Debt Instruments, as an amendment to Derivatives and Hedging Activities (Topic 815).  The amendments clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts.  Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.  This guidance becomes effective for the FHLBNY as of January 1, 2017, and early adoption is permitted.  The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective.  The FHLBNY is in the process of evaluating this guidance, and does not expect adoption will have a material impact on its financial condition, results of operations, and cash flows.

Lease Accounting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions.  The ASU will require lessees to recognize all leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements.  Lessor accounting is largely unchanged.  The guidance is effective beginning January 1, 2019 with an option to early adopt.  The FHLBNY is evaluating whether to early adopt and the effect that ASU 2016-02 will have on its financial statements, regulatory capital and related disclosures.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The guidance becomes effective for the FHLBNY as of January 1, 2018.  The amendments, in general, should be applied by means of a cumulative-effect adjustment on the statement of condition as of the beginning of the period of adoption.  The FHLBNY is in the process of evaluating this guidance, and does not expect adoption will have a material impact on its financial condition, results of operations, and cash flows.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

In August 2014, the FASB issued ASU No. 2014-15, Going Concern (Subtopic 205-40).  The final guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact in the footnotes.  Management will also be required to evaluate and disclose whether it plans to alleviate that doubt.  The new standard defines substantial doubt as when it is probable (i.e. likely) based on management’s assessment of relevant qualitative and quantitative information and judgment that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable).  The standard is effective for the FHLBNY as of January 1, 2017.  While early adoption is permitted, the FHLBNY has elected not to early adopt, but does not expect the impact of the required disclosures to have a material effect on its financial condition, results of operations, and cash flows.

Revenue Recognition.

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers.  The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and improve comparability of revenue recognition practices across entities and industries, and provide more useful information to users of financial statements through improved disclosure requirements.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides entities with the option of using either of the following adoption methods: a full retrospective method, retrospectively to each prior reporting period presented; or a modified retrospective method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application.

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance issued by one year.  In 2016, the FASB has issued additional amendments to clarify certain aspects of the new revenue guidance.  However, these amendments do not change the core principle of the new revenue standard.  This guidance is effective for the FHLBNY as of January 1, 2018.  Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016.  The FHLBNY is in the process of evaluating this guidance, and does not expect adoption will have a material impact on its financial condition, results of operations, and cash flows

Note   3.                                                         Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

Beginning in August 2015, the FHLBNY maintains compensating collected cash balances at Citibank in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  The balance at June 30, 2016 was $162.8 million.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $52.2 million and $47.5 million as of June 30, 2016 and December 31, 2015.  The offsetting liabilities due to members were recorded in Other liabilities in the Statements of Condition.

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

The FHLBNY had deposited $635.3 million and $370.5 million in cash at June 30, 2016 and December 31, 2015 with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  See Credit Risk due to non-performance by counterparties in Note 15.  Derivatives and Hedging Activities.

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

At June 30, 2016 and December 31, 2015, the outstanding balances of Securities Purchased under Agreements to Resell were $5.8 billion and $4.0 billion that matured overnight.  Of these amounts, $5.5 billion and $4.0 billion at June 30, 2016 and December 31, 2015 were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  At June 30, 2016 and December 31, 2015, U.S. Treasury securities, market values of $5.5 billion and $4.0 billion were received at BONY to collateralize the overnight investments.

The remaining overnight investments of $0.3 billion were executed bilaterally with counterparties at June 30, 2016, and were collateralized by U.S Treasury securities with market values of $0.3 billion that were pledged to the FHLBNY’s custodial safekeeping account.  No overnight investments had been executed bilaterally with counterparties at December 31, 2015.

Securities purchased under agreements to resell averaged $1.7 billion and $2.4 billion in the three and six months ended June 30, 2016.  For the same periods in the prior year, transaction balances averaged $1.4 billion.  Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.  For the three and six months ended June 30, 2016, interest income from securities purchased under agreements to resell were $1.3 million and $3.5 million, compared to interest income of $0.3 million and $0.5 million for the same periods in the prior year.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note   5.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	June 30, 2016
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$154,658	$—	$154,658	$15,211	$—	$169,869
Freddie Mac	39,832	—	39,832	2,978	—	42,810
Total pools of mortgages	194,490	—	194,490	18,189	—	212,679

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,234,116	—	2,234,116	37,987	(481)	2,271,622
Freddie Mac	1,387,187	—	1,387,187	13,754	(165)	1,400,776
Ginnie Mae	21,651	—	21,651	191	—	21,842
Total CMOs/REMICs	3,642,954	—	3,642,954	51,932	(646)	3,694,240

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,182,998	—	2,182,998	60,011	(1,329)	2,241,680
Freddie Mac	7,372,614	—	7,372,614	231,680	(19,716)	7,584,578
Total commercial mortgage-backed securities	9,555,612	—	9,555,612	291,691	(21,045)	9,826,258

Non-GSE MBS (c)
CMOs/REMICs	19,875	(329)	19,546	1,456	(789)	20,213

Asset-Backed Securities (c)
Manufactured housing (insured)	68,516	—	68,516	2,359	—	70,875
Home equity loans (insured)	128,475	(24,763)	103,712	48,676	(143)	152,245
Home equity loans (uninsured)	74,705	(8,337)	66,368	9,961	(2,764)	73,565
Total asset-backed securities	271,696	(33,100)	238,596	60,996	(2,907)	296,685

Total MBS	13,684,627	(33,429)	13,651,198	424,264	(25,387)	14,050,075

Other
State and local housing finance agency obligations	818,170	—	818,170	133	(39,642)	778,661

Total Held-to-maturity securities	$14,502,797	$(33,429)	$14,469,368	$424,397	$(65,029)	$14,828,736

	December 31, 2015
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$177,126	$—	$177,126	$15,621	$—	$192,747
Freddie Mac	48,138	—	48,138	3,378	—	51,516
Total pools of mortgages	225,264	—	225,264	18,999	—	244,263

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,455,144	—	2,455,144	20,985	(191)	2,475,938
Freddie Mac	1,541,534	—	1,541,534	13,586	(40)	1,555,080
Ginnie Mae	24,539	—	24,539	303	—	24,842
Total CMOs/REMICs	4,021,217	—	4,021,217	34,874	(231)	4,055,860

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,119,393	—	2,119,393	14,099	(5,575)	2,127,917
Freddie Mac	6,459,282	—	6,459,282	119,761	(21,962)	6,557,081
Total commercial mortgage-backed securities	8,578,675	—	8,578,675	133,860	(27,537)	8,684,998

Non-GSE MBS (c)
CMOs/REMICs	24,017	(376)	23,641	1,446	(779)	24,308

Asset-Backed Securities (c)
Manufactured housing (insured)	76,193	—	76,193	2,079	—	78,272
Home equity loans (insured)	137,005	(27,133)	109,872	53,315	(130)	163,057
Home equity loans (uninsured)	81,764	(9,304)	72,460	10,750	(2,520)	80,690
Total asset-backed securities	294,962	(36,437)	258,525	66,144	(2,650)	322,019

Total MBS	13,144,135	(36,813)	13,107,322	255,323	(31,197)	13,331,448

Other
State and local housing finance agency obligations	825,050	—	825,050	126	(42,402)	782,774

Total Held-to-maturity securities	$13,969,185	$(36,813)	$13,932,372	$255,449	$(73,599)	$14,114,222

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

Securities Pledged

The FHLBNY had pledged MBS with an amortized cost basis of $8.0 million and $8.7 million at June 30, 2016 and December 31, 2015 to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	June 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$49,972	$(28)	$316,786	$(39,614)	$366,758	$(39,642)
MBS Investment Securities
MBS-GSE
Fannie Mae	468,986	(1,122)	230,497	(688)	699,483	(1,810)
Freddie Mac	987,274	(4,785)	1,143,479	(15,096)	2,130,753	(19,881)
Total MBS-GSE	1,456,260	(5,907)	1,373,976	(15,784)	2,830,236	(21,691)
MBS-Private-Label	8,511	(12)	42,417	(3,166)	50,928	(3,178)
Total MBS	1,464,771	(5,919)	1,416,393	(18,950)	2,881,164	(24,869)
Total	$1,514,743	$(5,947)	$1,733,179	$(58,564)	$3,247,922	$(64,511)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$317,419	$(42,402)	$317,419	$(42,402)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,143,422	(5,230)	169,291	(536)	1,312,713	(5,766)
Freddie Mac	3,246,792	(19,016)	164,002	(2,986)	3,410,794	(22,002)
Total MBS-GSE	4,390,214	(24,246)	333,293	(3,522)	4,723,507	(27,768)
MBS-Private-Label	—	—	53,326	(3,049)	53,326	(3,049)
Total MBS	4,390,214	(24,246)	386,619	(6,571)	4,776,833	(30,817)
Total	$4,390,214	$(24,246)	$704,038	$(48,973)	$5,094,252	$(73,219)

At June 30, 2016 and December 31, 2015, the FHLBNY’s investments in housing finance agency bonds had gross unrealized losses of $39.6 million and $42.4 million.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of June 30, 2016, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements included additional support from:

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$27,250	$27,006	$28,000	$27,517
Due after five years through ten years	61,110	58,186	61,920	58,632
Due after ten years	729,810	693,469	735,130	696,625
State and local housing finance agency obligations	818,170	778,661	825,050	782,774

Mortgage-backed securities
Due in one year or less	77,441	77,373	79,921	79,960
Due after one year through five years	4,080,776	4,246,747	3,265,239	3,338,718
Due after five years through ten years	5,453,140	5,559,305	5,307,509	5,342,456
Due after ten years	4,073,270	4,166,650	4,491,466	4,570,314
Mortgage-backed securities	13,684,627	14,050,075	13,144,135	13,331,448

Total Held-to-maturity securities	$14,502,797	$14,828,736	$13,969,185	$14,114,222

(a)         Amortized cost is after adjusting for net unamortized premiums of $30.0 million and $34.2 million (net of unamortized discounts) at June 30, 2016 and December 31, 2015.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	June 30, 2016		December 31, 2015
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,261,810	$1,261,388	$1,378,454	$1,377,916
Floating	2,395,285	2,395,285	2,659,057	2,659,057
Total CMO	3,657,095	3,656,673	4,037,511	4,036,973
CMBS
Fixed	5,397,164	5,397,164	5,457,746	5,457,746
Floating	4,158,448	4,158,448	3,120,929	3,120,929
Total CMBS	9,555,612	9,555,612	8,578,675	8,578,675
Pass Thru (a)
Fixed	409,339	377,040	460,505	424,990
Floating	62,581	61,873	67,444	66,684
Total Pass Thru	471,920	438,913	527,949	491,674
Total MBS	13,684,627	13,651,198	13,144,135	13,107,322
State and local housing finance agency obligations
Fixed	10,325	10,325	10,860	10,860
Floating	807,845	807,845	814,190	814,190
Total State and local housing finance agency obligations	818,170	818,170	825,050	825,050
Total Held-to-maturity securities	$14,502,797	$14,469,368	$13,969,185	$13,932,372

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

OTTI — Two PLMBS, which had been determined to be OTTI in a prior year, were re-impaired.  Credit-related OTTI of $8 thousand was recorded in the first quarter of 2016 and $138 thousand was recorded in the second quarter of 2016.  The re-impairment was due to further deterioration in the credit performance metrics of the security.

The following table presents the key characteristics of two securities that were determined to be re-impaired and OTTI (in thousands):

	Three months ended		Three months ended		Six months ended
	June 30, 2016		June 30, 2016		June 30, 2016
	OTTI		OTTI		OTTI
		Fair	Credit	Non-credit	Credit	Non-credit
Security Classification	UPB (a)	Value (a)	Loss (b)	Loss (b)	Loss (b)	Loss (b)

RMBS-Prime	$6,242	$4,503	$(138)	$138	$(146)	$33
Total Securities	$6,242	$4,503	$(138)	$138	$(146)	$33

(a) Unpaid principal balance and fair value of the security deemed to be OTTI at the OTTI determination as of the end of the period.

(b) Represent cumulative OTTI in the reporting periods recorded at the OTTI determination quarter end dates.  If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, an OTTI is considered to have occurred because the entire amortized cost basis of the security will not be recovered.  The credit-related OTTI is recognized in earnings.  The non-credit portion of OTTI, which represents the fair value loss of an OTTI security, is recognized in AOCI.

Based on cash flow testing, the Bank believes no additional OTTI exists for the remaining investments at June 30, 2016.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at June 30, 2016, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$31,132	$34,121	$31,892	$34,893
Additional credit losses for which an OTTI charge was previously recognized	138	61	146	61
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(763)	(832)	(1,531)	(1,604)
Ending balance	$30,507	$33,350	$30,507	$33,350

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, we anticipate it can be relied upon to cover projected shortfalls through December 31, 2016.  For bond insurer Ambac, the reliance period is through June 30, 2020 and is further limited to cover 45% of shortfalls.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Key Base Assumptions

The tables below summarize the range and weighted average of Key Base Assumptions for private-label MBS at June 30, 2016 and December 31, 2015, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at June 30, 2016
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-4.0	1.6	9.2-15.6	12.7	0.0-77.8	48.7
RMBS Alt-A (d)	1.0-5.5	1.5	2.0-4.5	2.9	30.0-30.0	30.0
HEL Subprime (e)	1.0-9.3	3.5	2.0-17.9	4.3	30.0-100.0	62.9
Manufactured Housing Loans	2.1-3.7	3.2	3.3-3.3	3.3	77.4-85.9	83.4

	Key Base Assumptions - All PLMBS at December 31, 2015
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-3.9	1.5	10.4-21.0	16.2	0.0-81.1	45.4
RMBS Alt-A (d)	1.0-5.4	1.5	2.0-6.7	3.4	30.0-30.0	30.0
HEL Subprime (e)	1.0-6.3	3.3	2.0-13.6	4.6	22.5-100.0	61.3
Manufactured Housing Loans	2.1-4.1	3.5	2.9-4.2	3.3	81.8-82.8	82.1

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

(d)        CMOs/REMICS private-label MBS.

(e)         Residential asset-backed MBS.

Significant Inputs

For determining the fair values of all MBS, the FHLBNY has obtained pricing from four pricing services; the prices were clustered, averaged, and then assessed qualitatively before adopting the “final price”.  Disaggregation of the Level 3 bonds is by collateral type supporting the credit structure of the PLMBS, and the FHLBNY deems that no further disaggregation is necessary for a qualitative understanding of the sensitivity of fair values.  The table below provides a distribution of the prices, and the final price adopted for determining OTTI for the two securities deemed OTTI at June 30, 2016 (dollars in thousands except for price):

	Significant Inputs
	Securities deemed OTTI at June 30, 2016
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis (a)	Level	Range	Price	Rating

Private Label RMBS - Prime
Bond 1	$1,024	$1,280	$—	3	$ 64.3 - 105.1	$64.3	CCC
Bond 2	3,150	3,223	—	3	75.8 - 81.0	75.8	D
Total OTTI PLMBS	$4,174	$4,503	$—

(a) Bonds 1 and 2 reported additional credit OTTI losses with unrecognized gains present.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note   6.                                                   Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  No AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$769	$—	$—	$769
Equity funds (a)	21,054	784	(702)	21,136
Fixed income funds (a)	16,490	37	(27)	16,500
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	694,110	4,742	(22)	698,830
CMBS-Floating	37,345	66	—	37,411
Total Available-for-sale securities	$769,768	$5,629	$(751)	$774,646

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$1,650	$—	$—	$1,650
Equity funds (a)	17,461	773	(711)	17,523
Fixed income funds (a)	14,212	—	(512)	13,700
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	907,094	9,433	—	916,527
CMBS-Floating	40,429	300	—	40,729
Total Available-for-sale securities	$980,846	$10,506	$(1,223)	$990,129

(a)         The FHLBNY has a grantor trust, the intent of which is to set aside cash to meet current and future payments for a supplemental unfunded pension plan.  Neither the pension plan nor employees of the FHLBNY own the trust.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trust.  The mutual funds used to manage the assets of the Grantor trust will be sufficiently liquid to enable the trust to meet all future liabilities.  Liquidity shall be assured by keeping an adequate amount of short-term investments in the portfolio to accommodate the cash needs of the trust.  Dividend income and the net realized gain from sales of funds was $0.2 million and $0.3 million for the three and six months ended June 30, 2016, compared to $0.1 million and $0.8 million for the same periods in the prior year; amounts were recorded in Other income in the Statements of Income.

(b)         Recorded in AOCI — Net unrealized fair value gains were $4.9 million at June 30, 2016 and $9.3 million at December 31, 2015.

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$37,345	$37,411	$40,429	$40,729
Due after ten years	694,110	698,830	907,094	916,527
Fixed income/bond funds, equity funds and cash equivalents (b)	38,313	38,405	33,323	32,873

Total Available-for-sale securities	$769,768	$774,646	$980,846	$990,129

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trust are determined to be redeemable at short notice.  Fair values are the daily NAVs of the bond and equity funds.

(c)          Amortized cost is after adjusting for net unamortized discounts of $2.6 million and $3.1 million at June 30, 2016 and December 31, 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$694,110	$698,830	$907,094	$916,527
CMBS floating - LIBOR	37,345	37,411	40,429	40,729

Total Mortgage-backed securities (a)	$731,455	$736,241	$947,523	$957,256

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Realized Gains on Sale of AFS Securities

In the three months ended June 30, 2016, GSE-issued mortgage-backed securities were sold at a gain of $0.3 million.  Unpaid principal balances and sale proceeds were $116.3 million and $116.6 million.  The securities were not credit impaired.

Note  7.                                                      Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2016			December 31, 2015
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$3,846	1.32%	—%	$—	—%	—%
Due in one year or less	39,666,966	0.90	42.02	37,008,547	1.11	39.57
Due after one year through two years	21,838,141	1.34	23.13	19,452,065	1.09	20.80
Due after two years through three years	18,168,501	1.52	19.25	20,904,050	1.45	22.34
Due after three years through four years	7,941,072	1.96	8.41	6,467,223	1.81	6.91
Due after four years through five years	2,321,606	1.92	2.46	5,544,755	2.11	5.93
Thereafter	4,460,319	2.43	4.73	4,160,769	2.35	4.45

Total par value	94,400,451	1.31%	100.00%	93,537,409	1.35%	100.00%

Hedge valuation basis adjustments (b)	863,335			336,489
Fair value option valuation adjustments and accrued interest (c)	9,526			313

Total	$95,273,312			$93,874,211

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19.  Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

companies accounted for 20.1% and 17.0% of total advances at June 30, 2016 and December 31, 2015.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.  As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs credit analysis of insurance borrowers quarterly.  The FHLBNY also requires member insurance companies to pledge, as collateral for the FHLBNY’s custody, highly-rated readily marketable securities and mortgages that meet the FHLBNY’s credit quality standards.  Appropriate minimum margins are applied to all collateral, and the margins are reviewed quarterly to adjust for price volatility.  However, for certain high credit quality insurance companies, the FHLBNY may allow mortgage as collateral, provided the collateral and collateral listings are in the custody of a third party safekeeping agent, and the insurance company fulfills all other standard terms and conditions.

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of June 30, 2016 and December 31, 2015, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$262,535	10.16%	$282,980	11.42%
Fixed long-term single-family mortgages	2,321,991	89.84	2,195,149	88.58
Multi-family mortgages	58	—	60	—

Total par value	2,584,584	100.00%	2,478,189	100.00%

Unamortized premiums	47,596		46,694
Unamortized discounts	(1,963)		(2,157)
Basis adjustment (b)	2,455		1,885

Total mortgage loans held-for-portfolio	2,632,672		2,524,611
Allowance for credit losses	(1,466)		(326)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,631,206		$2,524,285

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $28.5 million and $27.1 million at June 30, 2016 and December 31, 2015.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $0.6 million and $1.1 million for the three and six months ended June 30, 2016, compared to $0.5 million and $1.0 million for the same periods in the prior year.  These fees were reported as a reduction to mortgage loan interest income.

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

We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio (uninsured MPF loans).  The measurement of our allowance for credit losses is determined by (i) reviewing certain conventional mortgage loans for impairment on an individual basis, (ii) reviewing remaining conventional mortgage loans (not individually assessed) on a collective basis, and (iii) reviewing government insured loans (FHA- and VA-insured MPF loans) on a collective basis.

We compute the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features that provide credit assurance to the FHLBNY.

•                  Individually evaluated conventional mortgage loans — We evaluate certain conventional mortgage loans for impairment individually.  A conventional mortgage loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The primary credit quality indicator that we use in evaluating impairment on mortgage loans includes a serious delinquency rate — MPF loans that are 90 days or more past due, in bankruptcy, or in the process of foreclosure.  We also individually measure credit loss on loans that are modified, as we consider such loans as TDR.  Loans discharged under Chapter 7 bankruptcy are considered TDR, and are individually measured for credit losses when seriously delinquent.  We measure estimated credit impairment based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs.

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

•                  Collectively evaluated government insured loans — The FHLBNY invests in government-insured mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture.  The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency.  The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans.  Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers.  The FHLBNY’s credit risk for these loans is if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance.  We evaluate the credit worthiness of our member, the PFI.

Classes of the MPF loan portfolio would be subject to disaggregation to the extent that it is needed to understand the exposure to credit risk arising from these loans.  The FHLBNY has determined that no further disaggregation of portfolio segments is needed other than the methodology discussed above.

Credit Enhancement Fees

The credit enhancement fee (“CE fees”) due to the PFI for taking on a credit enhancement obligation is accrued based on the master commitments outstanding.  For certain MPF products, the CE fees are held back for 12 months and then paid monthly to the PFIs.  Under the MPF agreements with PFIs, the FHLBNY may recover credit losses from future CE fees.  The FHLBNY does not consider CE fees when computing the allowance for credit losses.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment.  If a loss is incurred, the FHLBNY would withhold CE fee payments to the PFI associated with the loan that is in a loss position.  The amount withheld would be commensurate with the credit loss and the loss layer for which the PFI has assumed the credit enhancement responsibility.  The FHLBNY’s loss experience has been insignificant and amounts of CE fees withheld have been insignificant in all periods in this report.

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Allowance for credit losses:
Beginning balance	$1,195	$948	$326	$4,507
Charge-offs	(75)	(449)	(332)	(4,196)
Provision for credit losses on mortgage loans	346	352	1,472	540
Ending balance	$1,466	$851	$1,466	$851

	June 30, 2016	December 31, 2015
Ending balance, individually evaluated for impairment	$584	$326
Ending balance, collectively evaluated for impairment	882	—
Total Allowance for credit losses	$1,466	$326

Mortgage Loans — Non-performing Loans

The FHLBNY’s non-performing mortgage loans are reported in the table below (in thousands):

	June 30, 2016	December 31, 2015
Total Mortgage loans, net of allowance for credit losses (a)	$2,631,206	$2,524,285
Non-performing mortgage loans - Conventional (a)(b)	$16,154	$17,121
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$4,578	$3,920

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Interest contractually due (a)	$292	$352	$580	$697
Interest actually received	273	320	542	637

Shortfall	$19	$32	$38	$60

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

The following tables summarize the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

				Three months ended	Six months ended
	June 30, 2016			June 30, 2016	June 30, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$16,971	$16,825	$—	$17,631	$17,829
With a related allowance	2,174	2,149	584	1,813	1,666
Total individually measured for impairment	$19,145	$18,974	$584	$19,444	$19,495

	December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$17,663	$17,628	$—	$17,087
With a related allowance	1,983	1,973	326	5,046
Total individually measured for impairment	$19,646	$19,601	$326	$22,133

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

(d)         Represents the average recorded investment for the three and six months ended June 30, 2016 and the twelve months ended December 31, 2015.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

				Three months ended	Six months ended
	June 30, 2016			June 30, 2016	June 30, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$223,764	$217,399	$—	$219,662	$215,744
Uninsured loans	2,402,582	2,348,211	882	2,376,956	2,357,209
Total loans collectively measured for impairment	$2,626,346	$2,565,610	$882	$2,596,618	$2,572,953

December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$205,803	$199,915	$—	$185,081

(a)         Represents the average recorded investment for the three and six months ended June 30, 2016 and the twelve months ended December 31, 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	June 30, 2016			December 31, 2015
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$17,088	$8,816	$—	$17,976	$6,827	$—
Past due 60 - 89 days	3,448	1,133	—	5,967	1,541	—
Past due 90 - 179 days	2,459	1,372	—	2,691	1,150	—
Past due 180 days or more	13,754	3,448	—	14,467	2,953	—
Total past due	36,749	14,769	—	41,101	12,471	—
Total current loans	2,384,920	208,995	58	2,289,982	193,332	60
Total mortgage loans	$2,421,669	$223,764	$58	$2,331,083	$205,803	$60
Other delinquency statistics:
Loans in process of foreclosure, included above	$11,148	$2,467	$—	$11,849	$1,583	$—
Number of foreclosures outstanding at period end	85	21	—	92	14	—
Serious delinquency rate (a)	0.68%	2.15%	—%	0.74%	1.99%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$16,435	$4,820	$—	$17,158	$4,103	$—
Past due 90 days or more and still accruing interest	$—	$4,820	$—	$—	$4,103	$—
Loans on non-accrual status	$16,213	$—	$—	$17,158	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$10,556	$483	$—	$10,683	$290	$—
Modified loans under MPF® program	$1,276	$—	$—	$835	$—	$—
Real estate owned	$1,561			$2,166

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

Troubled Debt Restructurings (“TDRs”) and MPF Modification Standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2017.  This modification plan was made available to homeowners currently in default or imminent danger of default and only a few MPF loans had been modified under the plan and outstanding at June 30, 2016 and December 31, 2015.  Due to the insignificant numbers of loans modified and considered to be a TDR, forgiveness and other information with respect to the modifications have been omitted. Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balances were $0.2 million and $0.1 million at June 30, 2016 and December 31, 2015.  A loan involved in the MPF modification program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  A modified loan is considered a TDR until the modified loan is performing to its original terms.

The FHLBNY measures all estimated credit losses based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $10.6 million and $10.7 million of such loans were outstanding at June 30, 2016 and December 31, 2015.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more, and $1.0 million were deemed impaired due to their past due delinquency status at June 30, 2016.  The allowance for credit losses associated with those loans was immaterial as the loans were well collateralized.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	June 30, 2016			December 31, 2015
Recorded Investment Outstanding	Performing	Non- performing	Total TDRs	Performing	Non- performing	Total TDRs
Troubled debt restructurings (TDRs) (a)(b) :
Loans discharged from bankruptcy	$9,587	$969	$10,556	$10,017	$666	$10,683
Modified loans under MPF® program	1,144	132	1,276	794	41	835
Total troubled debt restructurings	$10,731	$1,101	$11,832	$10,811	$707	$11,518
Related Allowance			$200			$113

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 9.                                                               Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	June 30, 2016	December 31, 2015
Interest-bearing deposits
Interest-bearing demand	$1,314,849	$1,308,923
Term (a)	30,000	26,000
Total interest-bearing deposits	1,344,849	1,334,923
Non-interest-bearing demand	20,359	15,493
Total deposits (b)	$1,365,208	$1,350,416

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits (a)	$1,344,849	0.19%	$1,334,923	0.04%
Non-interest-bearing deposits	20,359		15,493
Total deposits	$1,365,208		$1,350,416

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.0 trillion and $0.9 trillion as of June 30, 2016 and December 31, 2015.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	June 30, 2016	December 31, 2015
Percentage of unpledged qualifying assets to consolidated obligations	107%	107%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015

Consolidated obligation bonds-amortized cost	$70,187,765	$67,225,768
Hedge valuation basis adjustments (a)	563,779	346,423
Hedge basis adjustments on terminated hedges (b)	143,024	145,512
FVO (c) - valuation adjustments and accrued interest	5,913	(1,751)

Total Consolidated obligation bonds	$70,900,481	$67,715,952

Discount notes-amortized cost	$49,054,356	$46,837,709
FVO (c) - valuation adjustments and remaining accretion	17,565	12,159

Total Consolidated obligation discount notes	$49,071,921	$46,849,868

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

(c)    Valuation adjustments represent changes in the entire fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2016			December 31, 2015
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$38,008,210	0.61%	54.16%	$37,123,630	0.44%	55.23%
Over one year through two years	22,061,610	0.94	31.44	18,265,465	0.80	27.18
Over two years through three years	3,820,940	1.36	5.45	4,128,285	1.38	6.14
Over three years through four years	1,179,120	1.82	1.68	1,708,750	1.65	2.54
Over four years through five years	1,252,085	2.14	1.78	1,450,050	1.98	2.16
Thereafter	3,856,110	3.24	5.49	4,540,420	3.08	6.75

Total par value	70,178,075	0.95%	100.00%	67,216,600	0.84%	100.00%

Bond premiums (b)	41,789			42,169
Bond discounts (b)	(32,099)			(33,001)
Hedge valuation basis adjustments (c)	563,779			346,423
Hedge basis adjustments on terminated hedges (d)	143,024			145,512
FVO (e) - valuation adjustments and accrued interest	5,913			(1,751)

Total Consolidated obligation-bonds	$70,900,481			$67,715,952

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of Interest expense by $3.5 million and $7.1 million for the three and six months ended June 30, 2016, compared to $5.3 million and $10.6 million for the same periods in the prior year.

(c)          Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship.  Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at its maturity, the unamortized basis is reversed to $0.  The unamortized basis was $143.0 million and $145.5 million at June 30, 2016 and at December 31, 2015.  Amortization was recorded as a yield adjustment, which reduced Interest expenses by $1.5 million and $2.9 million for the three and six months ended June 30, 2016, compared to $1.4 million and $2.8 million for the same periods in the prior year.

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$37,564,075	53.53%	$45,808,600	68.15%
Fixed-rate, callable	1,750,000	2.49	3,698,000	5.50
Step Up, callable	105,000	0.15	525,000	0.78
Step Down, callable	50,000	0.07	—	—
Single-index floating rate	30,709,000	43.76	17,185,000	25.57

Total par value	70,178,075	100.00%	67,216,600	100.00%

Bond premiums	41,789		42,169
Bond discounts	(32,099)		(33,001)
Hedge valuation basis adjustments (a)	563,779		346,423
Hedge basis adjustments on terminated hedges (b)	143,024		145,512
FVO (c) - valuation adjustments and accrued interest	5,913		(1,751)

Total Consolidated obligation-bonds	$70,900,481		$67,715,952

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

The FHLBNY’s outstanding consolidated obligation discount notes were as follows (dollars in thousands):

	June 30, 2016	December 31, 2015

Par value	$49,102,209	$46,875,847
Amortized cost	$49,054,356	$46,837,709
FVO (a) - valuation adjustments and remaining accretion	17,565	12,159
Total discount notes	$49,071,921	$46,849,868

Weighted average interest rate	0.37%	0.26%

(a)         Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Note 11.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 21, 2016.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Beginning balance	$111,316	$109,572	$113,352	$113,544
Additions from current period’s assessments	10,218	8,372	19,518	18,203
Net disbursements for grants and programs	(6,569)	(11,442)	(17,905)	(25,245)
Ending balance	$114,965	$106,502	$114,965	$106,502

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

The FHLBNY is subject to risk-based capital rules.  Specifically, the FHLBNY is subject to three capital requirements under its capital plan.  First, the FHLBNY must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements as calculated in accordance with the FHLBNY policy, and rules and regulations of the Finance Agency.  Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement.  The Finance Agency may require the FHLBNY to maintain an amount of permanent capital greater than what is required by the risk-based capital requirements.  In addition, the FHLBNY is required to maintain at least a 4.0% total capital-to-asset ratio and at least a 5.0% leverage ratio at all times.  The FHFA’s regulatory leverage ratio is defined as the sum of permanent capital weighted 1.5 times and non-permanent capital weighted 1.0 times divided by total assets.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	June 30, 2016		December 31, 2015
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$695,167	$7,018,858	$691,580	$6,874,668
Total capital-to-asset ratio	4.00%	5.45%	4.00%	5.58%
Total capital (b)	$5,149,030	$7,018,858	$4,929,936	$6,874,668
Leverage ratio	5.00%	8.18%	5.00%	8.37%
Leverage capital (c)	$6,436,288	$10,528,287	$6,162,420	$10,312,002

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Anticipated redemptions of mandatorily redeemable capital stock in the following table assumes the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	June 30, 2016	December 31, 2015

Redemption less than one year	$15,994	$5,033
Redemption from one year to less than three years	11,821	12,214
Redemption from three years to less than five years	213	271
Redemption from five years or greater	1,850	1,981

Total	$29,878	$19,499

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Beginning balance	$30,505	$19,097	$19,499	$19,200
Capital stock subject to mandatory redemption reclassified from equity	1,702	—	13,207	8,179
Redemption of mandatorily redeemable capital stock (a)	(2,329)	(62)	(2,828)	(8,344)
Ending balance	$29,878	$19,035	$29,878	$19,035
Accrued interest payable (b)	$335	$195	$335	$195

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rate was 4.50% for three months ended June 30, 2016 and 4.10% for three months ended June 30, 2015.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $338.1 million and $303.1 million of Restricted retained earnings in the FHLBNY’s Total Capital at June 30, 2016 and December 31, 2015.

Note 13.                                                  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$91,640	$75,172	$175,041	$163,400

Net income available to stockholders	$91,640	$75,172	$175,041	$163,400

Weighted average shares of capital	55,408	52,137	55,203	53,738
Less: Mandatorily redeemable capital stock	(196)	(191)	(195)	(195)
Average number of shares of capital used to calculate earnings per share	55,212	51,946	55,008	53,543

Basic earnings per share	$1.66	$1.45	$3.18	$3.05

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Defined Benefit Plan	$1,875	$1,887	$3,750	$3,775
Benefit Equalization Plan (defined benefit)	1,142	1,187	2,283	2,374
Defined Contribution Plan	498	448	994	894
Postretirement Health Benefit Plan	(112)	38	(224)	77

Total retirement plan expenses	$3,403	$3,560	$6,803	$7,120

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$186	$184	$371	$369
Interest cost	476	448	952	895
Amortization of unrecognized net loss/(gain)	491	568	983	1,136
Amortization of unrecognized past service (credit)/cost	(11)	(13)	(23)	(26)

Net periodic benefit cost	$1,142	$1,187	$2,283	$2,374

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Service cost (benefits attributed to service during the period)	$31	$81	$62	$162
Interest cost on accumulated postretirement health benefit obligation	138	140	275	279
Amortization of loss/(gain)	160	258	320	517
Amortization of prior service (credit)/cost	(441)	(441)	(881)	(881)

Net periodic postretirement health benefit (income)/cost (a)	$(112)	$38	$(224)	$77

(a)         Plan amendments in a prior year reduced plan obligations by $8.8 million, and the resulting gain is being amortized over an actuarially determined period, reducing net periodic benefit costs.

Key assumptions (a) and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	June 30, 2016	December 31, 2015

Weighted average discount rate	3.94%	3.94%

Health care cost trend rates:
Assumed for next year
Pre 65	7.00%	7.00%
Post 65	6.25%	6.25%
Pre 65 Ultimate rate	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2024/2023	2024/2023
Post 65 Ultimate rate	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2024/2023	2024/2023
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

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

For fair value hedges, in which derivatives hedge the fair values of assets and liabilities, changes in the fair value of derivatives are recorded in Other income in the Statements of Income, together with fair values of the hedged item related to the hedged risk.  These amounts are expected to, and generally do, offset each other.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating- and fixed-rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge.  To the extent these derivatives are effective in offsetting in offsetting the variability of hedged cash flows, the effective portion of the changes in the derivatives’ fair values will not be included in current earnings, but is reported in AOCI.  These changes in fair value will be included in earnings of future periods when the hedged cash flows impact earnings.  To the extent these cash flows are not effective, changes in their fair values are immediately included in Other income, in the Statements of Income.

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

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding were $126.0 million and $31.0 million at June 30, 2016 and December 31, 2015.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

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

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors.  The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives.  The majority of OTC derivative contracts are primarily bilateral contracts between the FHLBNY and the swap counterparties that are executed and settled bilaterally with counterparties, rather than settling the transaction with a derivative clearing organization (“DCO”).  Certain of the FHLBNY’s OTC derivatives are executed bilaterally with executing swap counterparties, then cleared and settled through one or more DCOs as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (“FCM”) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.

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

Offsetting of Derivative Assets and Derivative Liabilities — Net Presentation

The following table presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP (“Derivative instruments — Nettable”).  Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting.  Where such a legal analysis has not been either sought or obtained, the receivables were not netted, and were reported as Derivative instruments — Not Nettable (in thousands):

	June 30, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$246,782	$605,347	$237,981	$527,061
Cleared derivatives	456,084	523,867	355,644	135,638
Total gross recognized amount	702,866	1,129,214	593,625	662,699
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(127,929)	(407,934)	(227,007)	(316,962)
Cleared derivatives	(250,787)	(523,867)	(184,959)	(135,638)
Total gross amounts of netting adjustments and cash collateral	(378,716)	(931,801)	(411,966)	(452,600)
Net amounts after offsetting adjustments
Bilateral derivatives	118,853	197,413	10,974	210,099
Cleared derivatives	205,297	—	170,685	—
Total net amounts after offsetting adjustments	324,150	197,413	181,659	210,099
Derivative instruments -Not Nettable
Delivery commitments (a)	185	—	17	14
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$324,335	$197,413	$181,676	$210,113
Non-cash collateral received or pledged not offset (c)
Cannot be sold or repledged
Bilateral derivatives	$108,485	$—	$345	$—
Delivery commitments (a)	185	—	17	—
Total cannot be sold or repledged	108,670	—	362	—
Net unsecured amount
Bilateral derivatives	10,368	197,413	10,629	210,113
Cleared derivatives	205,297	—	170,685	—
Total net amount (d)	$215,665	$197,413	$181,314	$210,113

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

(b)         Total net amount represents net unsecured amounts of Derivative assets and liabilities recorded in the Statements of Condition at June 30, 2016 and December 31, 2015.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.  It does not include non-cash collateral received or pledged.

(c)          Non-Cash collateral received or pledged not offset — Bilateral derivative: certain counterparties have pledged U.S. treasury securities to collateralize FHLBNY’S exposure.  Delivery commitments - amounts represent exposure arising from derivative positions with member counterparties where we acted as an intermediary, and a small amount of delivery commitments (see footnote a).  Amounts are collateralized by pledged non-cash collateral, primarily 1-4 family housing collateral.

(d)         Represents net exposure after applying non-cash collateral pledged to the FHLBNY.

The gross derivative exposure, as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, was $702.9 million at June 30, 2016 and $593.6 million at December 31, 2015.  Fair value amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), were $378.7 million and $412.0 million at those dates.  These netting adjustments included $82.2 million and $329.9 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at June 30, 2016 and December 31, 2015, and the net exposures after offsetting adjustments were $324.3 million and $181.7 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential non-performance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At June 30, 2016 and December 31, 2015, net fair values of derivatives in unrealized loss positions were $197.4 million and $210.1 million, after deducting $635.3 million and $370.5 million of cash collateral posted to the exposed counterparties.

With respect to cleared derivatives, cash posted to the DCOs were in excess of required margins, primarily due to the requirement to post Initial margin.  The DCOs were exposed to the extent of the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and that specific exposure was not significant at June 30, 2016 and December 31, 2015.

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

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$65,728,418	$673,086	$941,289
Interest rate swaps-cash flow hedges	1,614,000	1,005	168,422
Total derivatives in hedging instruments	67,342,418	674,091	1,109,711

Derivatives not designated as hedging instruments
Interest rate swaps	24,857,938	24,995	17,185
Interest rate caps or floors	2,898,000	1,271	158
Mortgage delivery commitments	24,579	185	—
Other (b)	252,000	2,509	2,160
Total derivatives not designated as hedging instruments	28,032,517	28,960	19,503

Total derivatives before netting and collateral adjustments	$95,374,935	703,051	1,129,214
Netting adjustments and cash collateral (c)		(378,716)	(931,801)
Net after cash collateral reported on the Statements of Condition		324,335	197,413

Security collateral received from counterparty (d)		(106,090)	—
Net exposure		$218,245	$—

	December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$69,075,046	$561,016	$551,617
Interest rate swaps-cash flow hedges	1,624,000	2,017	87,259
Total derivatives in hedging instruments	70,699,046	563,033	638,876

Derivatives not designated as hedging instruments
Interest rate swaps	33,322,944	25,174	23,414
Interest rate caps or floors	2,698,000	4,947	—
Mortgage delivery commitments	14,806	17	14
Other (b)	62,000	471	409
Total derivatives not designated as hedging instruments	36,097,750	30,609	23,837

Total derivatives before netting and collateral adjustments	$106,796,796	593,642	662,713
Netting adjustments and cash collateral (c)		(411,966)	(452,600)
Net after cash collateral reported on the Statements of Condition		$181,676	$210,113

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

(c)          Cash collateral and related accrued interest posted by counterparties to the FHLBNY of $82.2 million and $329.9 million at June 30, 2016 and December 31, 2015 were netted in Netting adjustments in Derivative assets; cash collateral posted by the FHLBNY of $635.3 million and $370.5 million at June 30, 2016 and December 31, 2015 were netted in Netting adjustments in Derivative liabilities.

(d)         At June 30, 2016, counterparties had pledged U.S. government treasury security as collateral; no securities had been pledged to the FHLBNY at December 31, 2015.

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

The FHLBNY has elected to measure certain debt under the accounting designation for the fair value option (“FVO”), and has executed interest rate swaps as economic hedges of the debt.  While changes in fair values of the interest rate swap and the debt elected under the FVO are recorded in earnings in Other income (loss), the changes in the fair value changes of the swaps are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  Fair value changes of debt and advances elected under the FVO are recorded as an Unrealized (losses) or gains from Instruments held at fair value.

Components of net gains/ (losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended June 30,
	2016				2015
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments Interest rate swaps
Advances	$(122,001)	$121,632	$(369)	$(105,725)	$332,784	$(329,199)	$3,585	$(235,325)
Consolidated obligation bonds	79,547	(78,290)	1,257	25,485	(95,603)	96,673	1,070	56,439

Net (losses) gains related to fair value hedges	(42,454)	43,342	888	$(80,240)	237,181	(232,526)	4,655	$(178,886)
Cash flow hedges	—		—	$(8,845)	—		—	$(8,703)

Derivatives not designated as hedging instruments Interest rate swaps (a)	(1,165)		(1,165)		171		171
Caps or floors	(1,907)		(1,907)		(407)		(407)
Mortgage delivery commitments	468		468		(383)		(383)
Swaps economically hedging instruments designated under FVO	5,370		5,370		1,044		1,044
Accrued interest-swaps (a)	(2,237)		(2,237)		6,177		6,177

Net gains related to derivatives not designated as hedging instruments	529		529		6,602		6,602

Net (losses) gains on derivatives and hedging activities	$(41,925)	$43,342	$1,417		$243,783	$(232,526)	$11,257

	Six months ended June 30,
	2016				2015
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(539,301)	$539,360	$59	$(238,302)	$212,238	$(209,713)	$2,525	$(472,535)
Consolidated obligation bonds	218,603	(217,377)	1,226	55,900	(477)	1,974	1,497	119,100

Net (losses) gains related to fair value hedges	(320,698)	321,983	1,285	$(182,402)	211,761	(207,739)	4,022	$(353,435)
Cash flow hedges	(47)		(47)	$(18,021)	(265)		(265)	$(17,327)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(1,512)		(1,512)		1,157		1,157
Caps or floors	(3,735)		(3,735)		(2,049)		(2,049)
Mortgage delivery commitments	868		868		(476)		(476)
Swaps economically hedging instruments designated under FVO	11,829		11,829		4,097		4,097
Accrued interest-swaps (a)	(6,387)		(6,387)		10,870		10,870

Net gains related to derivatives not designated as hedging instruments	1,063		1,063		13,599		13,599

Net (losses) gains on derivatives and hedging activities	$(319,682)	$321,983	$2,301		$225,095	$(207,739)	$17,356

(a)    Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended June 30,
	2016				2015
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(702)	Interest Expense	$(592)	$—	$362	Interest Expense	$(513)	$—
Consolidated obligation discount notes (b)	(22,024)	Interest Expense	—	—	30,641	Interest Expense	—	—
	$(22,726)		$(592)	$—	$31,003		$(513)	$—

	Six months ended June 30,
	2016				2015
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(1,684)	Interest Expense	$(1,148)	$(47)	$(875)	Interest Expense	$(1,018)	$(265)
Consolidated obligation discount notes (b)	(77,915)	Interest Expense	—	—	9,783	Interest Expense	—	—
	$(79,599)		$(1,148)	$(47)	$8,908		$(1,018)	$(265)

(a)                   Cash flow hedges of anticipated issuance of consolidated obligation bonds.

Changes in period recognized in AOCI for the three and six months ended June 30, 2016 and the same periods in the prior year — Cash flow hedges executed in the three and six months ended June 30, 2016 resulted in net unrecognized losses of $0.7 million and $1.7 million from contracts that were closed in the reporting periods.  In the same periods in the prior year, contracts that were closed resulted in net unrecognized gains of $0.4 million and net unrecognized losses of $0.9 million.  Unrecognized gains and losses in AOCI are amortized and reclassified to interest income and expense with an offset to the cumulative balance in AOCI.  Open swap contracts under this hedging strategy were $25.0 million and $35.0 million in notional amounts at June 30, 2016 and December 31, 2015.  The fair values recorded in AOCI were unrealized losses of $0.7 million and $0.1 million at June 30, 2016 and December 31, 2015.  There were no open contracts at June 30, 2015.  See Statements of Comprehensive Income for more information.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized losses from hedges of anticipatory issuance strategy was $6.4 million at June 30, 2016, $5.7 million at June 30, 2015 and $5.8 million at December 31, 2015.

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

(b)                   Hedges of discount notes in rolling issuances

Changes in period recognized in AOCI for the three and six months ended June 30, 2016 and 2015 — Amounts represented period-over-period change in the fair values of open swap contracts in the cash flow hedging strategy.  Open swap contracts under this strategy were notional amounts of $1.6 billion at June 30, 2016 and December 31, 2015.  The fair values changes recorded in AOCI were net unrealized losses of $22.0 million and $77.9 million for the three and six months ended June 30, 2016, compared to net unrealized gains of $30.6 million and $9.8 million for the same periods in the prior year.  The cash flow hedges mitigated exposure to the variability in future cash flows over a maximum period of 15 years.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized losses from hedges of discount notes in rolling issuances was $163.1 million at June 30, 2016, $71.0 million at June 30, 2015 and $85.2 million at December 31, 2015.

(c)                    Ineffectiveness recognized in earnings — Only the effective portion of the fair values of open contracts is recorded in AOCI.  Ineffectiveness is recorded in Other income as a component of derivatives and hedging gains and losses.

Cash Flow Hedges — Fair Value Changes in AOCI Rollforward Analysis (in thousands):

	June 30, 2016		December 31, 2015
	Rollover Hedge Program	Anticipatory Hedge Program	Rollover Hedge Program	Anticipatory Hedge Program

Beginning balance	$(85,222)	$(5,815)	$(80,778)	$(5,889)
Changes in fair values	(77,915)	—	(4,444)	—
Amount reclassified		1,148		2,773
Fair Value - closed contract	—	(982)	—	(2,678)
Fair Value - open contract	—	(702)	—	(21)

Ending balance	$(163,137)	$(6,351)	$(85,222)	$(5,815)

Notional amount of swaps outstanding	$1,589,000	$25,000	$1,589,000	$35,000

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2016
		Estimated Fair Value				Netting Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$344,848	$344,848	$344,848	$—	$—	$—
Securities purchased under agreements to resell	5,760,000	5,759,980	—	5,759,980	—	—
Federal funds sold	8,984,000	8,983,977	—	8,983,977	—	—
Available-for-sale securities	774,646	774,646	38,405	736,241	—	—
Held-to-maturity securities	14,469,368	14,828,736	—	13,733,177	1,095,559	—
Advances	95,273,312	95,101,714	—	95,101,714	—	—
Mortgage loans held-for-portfolio, net	2,631,206	2,713,006	—	2,713,006	—	—
Accrued interest receivable	148,467	148,467	—	148,467	—	—
Derivative assets	324,335	324,335	—	703,051	—	(378,716)
Other financial assets	1,561	1,561	—	—	1,561	—

Liabilities
Deposits	1,365,208	1,365,218	—	1,365,218	—	—
Consolidated obligations
Bonds	70,900,481	71,027,263	—	71,027,263	—	—
Discount notes	49,071,921	49,074,113	—	49,074,113	—	—
Mandatorily redeemable capital stock	29,878	29,878	29,878	—	—	—
Accrued interest payable	118,838	118,838	—	118,838	—	—
Derivative liabilities	197,413	197,413	—	1,129,214	—	(931,801)
Other financial liabilities	52,209	52,209	52,209	—	—	—

	December 31, 2015
		Estimated Fair Value				Netting Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$327,482	$327,482	$327,482	$—	$—	$—
Securities purchased under agreements to resell	4,000,000	3,999,933	—	3,999,933	—	—
Federal funds sold	7,245,000	7,244,805	—	7,244,805	—	—
Available-for-sale securities	990,129	990,129	32,873	957,256	—	—
Held-to-maturity securities	13,932,372	14,114,222	—	12,985,121	1,129,101	—
Advances	93,874,211	93,681,217	—	93,681,217	—	—
Mortgage loans held-for-portfolio, net	2,524,285	2,546,492	—	2,546,492	—	—
Accrued interest receivable	145,913	145,913	—	145,913	—	—
Derivative assets	181,676	181,676	—	593,642	—	(411,966)
Other financial assets	2,166	2,166	—	—	2,166	—

Liabilities
Deposits	1,350,416	1,350,382	—	1,350,382	—	—
Consolidated obligations
Bonds	67,715,952	67,529,043	—	67,529,043	—	—
Discount notes	46,849,868	46,848,521	—	46,848,521	—	—
Mandatorily redeemable capital stock	19,499	19,499	19,499	—	—	—
Accrued interest payable	108,575	108,575	—	108,575	—	—
Derivative liabilities	210,113	210,113	—	662,713	—	(452,600)
Other financial liabilities	47,528	47,528	47,528	—	—	—

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster, at June 30, 2016, each price must fall within 7 points (7 points at December 31, 2015) of the median price for residential PLMBS and within 2 points (2 points at December 31, 2015) of the median price for GSE-issued MBS.  The final step is to determine the final price of the

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At June 30, 2016, two held-to-maturity private-label MBS were deemed OTTI but not written down to its fair value as their fair values are greater than carrying values. Thus they were not classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.  At December 31, 2015, one held-to-maturity private -label MBS was deemed OTTI and was written down to its fair values, so that its carrying values recorded in the balance sheet equaled its fair values, which was classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.

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

The FHLBNY determines the fair values of its advances by calculating the present value of expected future cash flows from the advances, a methodology also referred to as the Income approach under the Fair Value Measurement standards.  The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms.  In accordance with the Finance Agency’s “Advances” regulations, an advance with a maturity or repricing period greater than six months requires a prepayment fee sufficient to make a FHLBank financially indifferent to the borrower’s decision to prepay the advance.  Therefore, the fair value of an advance does not assume prepayment risk.

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

The FHLBNY creates an internal curve, which is interpolated from its advance rates.  Advance rates are calculated by applying a spread to an underlying “base curve” derived from the FHLBNY’s cost of funds, which is based on the CO Curve, inputs to which have been determined to be market observable and classified as Level 2.  The spreads applied to the base advance pricing curve typically represent the FHLBNY’s mark-ups over the FHLBNY’s cost of funds, and are not market observable inputs, but are based on the FHLBNY’s advance pricing strategy.  Such inputs have been classified as a Level 3 input, and were considered as not significant.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at June 30, 2016 and December 31, 2015.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for the significance factor has been established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At June 30, 2016 and December 31, 2015, fair values were classified within Level 2 of the valuation hierarchy.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At June 30, 2016 and December 31, 2015, fair values of credit impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were also considered to be observable.  During the six months ended June 30, 2016, certain loans that were delinquent for 180 days or more had been charged-off and loans were recorded at their fair values of $2.0 million on a non-recurring basis as a Level 2 financial instruments as significant inputs to value collateral were considered to be observable.

Consolidated Obligations — The FHLBNY estimates the fair values of consolidated obligations based on the present values of expected future cash flows due on the debt obligations.  Calculations are performed by using the FHLBNY’s industry standard option adjusted valuation models.  Inputs are based on the cost of comparable term debt.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at June 30, 2016 and December 31, 2015.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at June 30, 2016 and December 31, 2015.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at June 30, 2016 and December 31, 2015, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Other real estate owned (ORE) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.  Generally, non-recurring items have not been material for the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	June 30, 2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$736,241	$—	$736,241	$—	$—
Equity and bond funds	38,405	38,405	—	—	—
Advances (to the extent FVO is elected)	7,852,951	—	7,852,951	—	—
Derivative assets (a)
Interest-rate derivatives	324,150	—	702,866	—	(378,716)
Mortgage delivery commitments	185	—	185	—	—

Total recurring fair value measurement - assets	$8,951,932	$38,405	$9,292,243	$—	$(378,716)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(10,665,920)	$—	$(10,665,920)	$—	$—
Bonds (to the extent FVO is elected) (b)	(3,577,048)	—	(3,577,048)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(197,413)	—	(1,129,214)	—	931,801
Mortgage delivery commitments	—	—	—	—	—

Total recurring fair value measurement - liabilities	$(14,440,381)	$—	$(15,372,182)	$—	$931,801

	December 31, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$957,256	$—	$957,256	$—	$—
Equity and bond funds	32,873	32,873	—	—	—
Advances (to the extent FVO is elected)	9,532,553	—	9,532,553	—	—
Derivative assets (a)
Interest-rate derivatives	181,659	—	593,625	—	(411,966)
Mortgage delivery commitments	17	—	17	—	—

Total recurring fair value measurement - assets	$10,704,358	$32,873	$11,083,451	$—	$(411,966)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(12,471,868)	$—	$(12,471,868)	$—	$—
Bonds (to the extent FVO is elected) (b)	(13,320,909)	—	(13,320,909)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(210,099)	—	(662,699)	—	452,600
Mortgage delivery commitments	(14)	—	(14)	—	—

Total recurring fair value measurement - liabilities	$(26,002,890)	$—	$(26,455,490)	$—	$452,600

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	June 30, 2016
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$2,000	$—	$2,000	$—
Real estate owned	446	—	—	446
Total non-recurring assets at fair value	$2,446	$—	$2,000	$446

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3

Private-label residential mortgage-backed securities	$3,516	$—	$—	$3,516
Mortgage loans held-for-portfolio	10,683	—	10,683	—
Real estate owned	2,360	—	—	2,360
Total non-recurring assets at fair value	$16,559	$—	$10,683	$5,876

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — Two held-to-maturity PLMBS were determined to be OTTI but were not measured at fair value on a nonrecurring basis at June 30, 2016 as their fair values were above the carrying values.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that are determined to be credit impaired are required to be recorded at their fair values in the Statements of Condition.  For more information, see Note 5.  Held-to-Maturity Securities.

Mortgage loans and “Real estate owned” — Fair values recorded on a non-recurring basis during the period ended on the reporting dates.  During the six months ended June 30, 2016, certain loans that were delinquent for 180 days or more were partially charged-off and the loans were recorded at their fair values of $2.0 million on a non-recurring basis.  Real estate owned (“Foreclosed”) properties, with fair values of $0.4 million was recorded on a non-recurring basis during the same period.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the three and six months ended June 30, 2016 and the same periods in the prior year, and at December 31, 2015.

Advances elected under the FVO were short-term in nature, with tenors that were generally less than 24 months.  As with all advances, the loans were fully collateralized through their terms to maturity.  Consolidated obligation bonds and discount notes elected under the FVO are high credit quality, highly-rated instruments, and changes in fair values were generally related to changes in interest rates and investor preference, including investor asset allocation strategies.  The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the past 24 months and no adverse changes have been observed in their credit characteristics.

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended June 30,
	2016	2015	2016	2015	2016	2015
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$8,222,792	$6,505,141	$(9,959,433)	$(15,672,379)	$(9,497,652)	$(13,121,826)
New transactions elected for fair value option	779,425	1,708,000	(1,009,950)	(9,873,655)	(5,145,158)	(3,309,610)
Maturities and terminations	(1,148,240)	(950,000)	7,386,475	4,260,825	3,981,784	1,744,140
Net (losses) on financial instruments held under fair value option	(236)	(1,103)	(570)	(37)	(2,085)	(1,728)
Change in accrued interest/unaccreted balance	(790)	352	6,430	(4,166)	(2,809)	(6,295)

Balance, end of the period	$7,852,951	$7,262,390	$(3,577,048)	$(21,289,412)	$(10,665,920)	$(14,695,319)

	Six months ended June 30,
	2016	2015	2016	2015	2016	2015
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$9,532,553	$15,655,403	$(13,320,909)	$(19,523,202)	$(12,471,868)	$(7,890,027)
New transactions elected for fair value option	1,384,425	4,308,000	(1,424,950)	(12,822,305)	(10,299,930)	(11,433,257)
Maturities and terminations	(3,073,240)	(12,701,015)	11,176,475	11,060,825	12,111,283	4,642,683
Net gains (losses) on financial instruments held under fair value option	8,314	3,264	(11,902)	(4,476)	(8,406)	(4,746)
Change in accrued interest/unaccreted balance	899	(3,262)	4,238	(254)	3,001	(9,972)

Balance, end of the period	$7,852,951	$7,262,390	$(3,577,048)	$(21,289,412)	$(10,665,920)	$(14,695,319)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended June 30,
	2016			2015
	Interest Income	Net (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$17,680	$(236)	$17,444	$8,005	$(1,103)	$6,902

	Six months ended June 30,
	2016			2015
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$35,796	$8,314	$44,110	$22,986	$3,264	$26,250

	Three months ended June 30,
	2016			2015
	Interest Expense	Net (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(7,627)	$(570)	$(8,197)	$(9,669)	$(37)	$(9,706)
Consolidated obligation discount notes	(13,023)	(2,085)	(15,108)	(7,158)	(1,728)	(8,886)

	$(20,650)	$(2,655)	$(23,305)	$(16,827)	$(1,765)	$(18,592)

	Six months ended June 30,
	2016			2015
	Interest Expense	Net (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(16,378)	$(11,902)	$(28,280)	$(18,393)	$(4,476)	$(22,869)
Consolidated obligation discount notes	(20,753)	(8,406)	(29,159)	(12,290)	(4,746)	(17,036)

	$(37,131)	$(20,308)	$(57,439)	$(30,683)	$(9,222)	$(39,905)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	June 30, 2016			December 31, 2015
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$7,843,425	$7,852,951	$9,526	$9,532,240	$9,532,553	$313

Consolidated obligation bonds (b)	$3,571,135	$3,577,048	$5,913	$13,322,660	$13,320,909	$(1,751)
Consolidated obligation discount notes (c)	10,648,355	10,665,920	17,565	12,459,708	12,471,868	12,160
	$14,219,490	$14,242,968	$23,478	$25,782,368	$25,792,777	$10,409

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

Note 17.                 Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were par amounts of $1.0 trillion and $0.9 trillion at June 30, 2016 and December 31, 2015.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Outstanding standby letters of credit were approximately $12.0 billion and $12.5 billion as of June 30, 2016 and December 31, 2015, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were $1.1 million as of June 30, 2016 and December 31, 2015.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $24.6 million and $14.8 million of mortgage loans at June 30, 2016 and December 31, 2015.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.  The FHLBNY also has executed conditional agreements with its members in the MPF program to purchase $1.0 billion and $1.2 billion of mortgage loans at June 30, 2016 and December 31, 2015.

Derivative contracts — When the FHLBNY executes derivatives with major financial institutions that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements.  When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organization or DCO, would enter into margin agreements.  When counterparties (including the DCOs) are exposed, the FHLBNY posts cash collateral to mitigate the counterparty’s credit exposure; the FHLBNY had posted $635.3 million and $370.5 million in cash with derivative counterparties as pledged collateral at June 30, 2016 and December 31, 2015, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15.  Derivatives and Hedging Activities.

The following table summarizes contractual obligations and contingencies as of June 30, 2016 (in thousands):

	June 30, 2016
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$38,008,210	$25,882,550	$2,431,205	$3,856,110	$70,178,075
Consolidated obligation discount notes at par	49,102,209	—	—	—	49,102,209
Long-term debt obligations-interest payments (a)	231,015	259,109	48,256	125,128	663,508
Mandatorily redeemable capital stock (a)	15,994	11,821	213	1,850	29,878
Premises (lease obligations) (b)	2,931	9,853	9,072	55,586	77,442
Other liabilities (c)	91,358	7,403	5,909	48,156	152,826

Total contractual obligations	87,451,717	26,170,736	2,494,655	4,086,830	120,203,938

Other commitments
Standby letters of credit	11,920,508	50,602	11,202	—	11,982,312
Consolidated obligation bonds/discount notes traded not settled	2,255,000	—	—	—	2,255,000
Commitments to fund additional advances	3,000,000	—	—	—	3,000,000
Commitments to fund pension	7,500	—	—	—	7,500
Open delivery commitments (MPF)	24,579	—	—	—	24,579

Total other commitments	17,207,587	50,602	11,202	—	17,269,391

Total obligations and commitments	$104,659,304	$26,221,338	$2,505,857	$4,086,830	$137,473,329

(a)      Contractual obligations related to interest payments on long-term debt were calculated by applying the weighted average interest rate on the outstanding long-term debt at June 30, 2016 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.  The FHLBNY’s overall weighted average contractual interest rate for long-term debt was 0.95% at June 30, 2016.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

(b)      In the second quarter of 2016, we signed a new lease for our New York City office that will be effective in September 2017.

(c)       Includes accounts payable and accrued expenses, Pass-through reserves at the FRB on behalf of certain members of the FHLBNY recorded in Other liabilities.  Also includes projected payment obligations for pension plans.  For more information about these employee retirement plans, see Note 14.  Employee Retirement Plans.

For all other premises, and lease obligations and remote backup site obligations, see Note 17. Commitments and Contingencies in the Bank’s most recent Form 10-K filed on March 21, 2016.

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

Debt Assumptions and Transfers

Debt assumptions — No debt was assumed in the six months ended June 30, 2016 and the same period in the prior year from another FHLBank.

Debt repurchased — No debt was repurchased in the six months ended June 30, 2016.  In the six months ended June 30, 2015, the FHLBNY repurchased $80.0 million of consolidated obligation bonds by transferring the debt obligations to another FHLBank at negotiated market rates that exceeded carrying value by $7.8 million.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Debt repurchases were in the ordinary course of the FHLBNY’s business.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of participation in the FHLBNY’s MPF loans that has remained outstanding was $18.0 million and $20.8 million at June 30, 2016 and December 31, 2015.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2016, compared to $0.3 million and $0.6 million for the same periods in the prior year.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At June 30, 2016 and December 31, 2015, outstanding notional amounts were $126.0 million and $31.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at June 30, 2016 and December 31, 2015 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three and six months ended June 30, 2016, the FHLBNY extended overnight loans for a total of $0.6 billion and $0.9 billion to other FHLBanks.  In the same periods in the prior year, the FHLBNY extended overnight loans for a total of $1.8 billion and $2.7 billion.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three and six months ended June 30, 2016 and the same periods in the prior year, there were no borrowings from other FHLBanks.

Cash and Due from Banks

Compensating cash balances were held at Citibank.  For more information, see Note 3.  Cash and Due from Banks.

The following tables summarize outstanding balances with related parties at June 30, 2016 and December 31, 2015, and transactions for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	June 30, 2016		December 31, 2015
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$344,848	$—	$327,482
Securities purchased under agreements to resell	—	5,760,000	—	4,000,000
Federal funds sold	—	8,984,000	—	7,245,000
Available-for-sale securities	—	774,646	—	990,129
Held-to-maturity securities	—	14,469,368	—	13,932,372
Advances	95,273,312	—	93,874,211	—
Mortgage loans (a)	—	2,631,206	—	2,524,285
Accrued interest receivable	113,792	34,675	112,014	33,899
Premises, software, and equipment	—	9,715	—	9,466
Derivative assets (b)	—	324,335	—	181,676
Other assets (c)	465	5,389	410	7,687

Total assets	$95,387,569	$33,338,182	$93,986,635	$29,251,996

Liabilities and capital
Deposits	$1,365,208	$—	$1,350,416	$—
Consolidated obligations	—	119,972,402	—	114,565,820
Mandatorily redeemable capital stock	29,878	—	19,499	—
Accrued interest payable	42	118,796	18	108,557
Affordable Housing Program (d)	114,965	—	113,352	—
Derivative liabilities (b)	—	197,413	—	210,113
Other liabilities (e)	52,209	100,617	47,528	103,846

Total liabilities	1,562,302	120,389,228	1,530,813	114,988,336

Total capital	6,774,221	—	6,719,482	—

Total liabilities and capital	$8,336,523	$120,389,228	$8,250,295	$114,988,336

(a)           May include insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)           Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business — At June 30, 2016, notional amounts outstanding were $1.3 billion, and the fair value was a derivative liability of $14.8 million.  There was no posting of cash collateral at June 30, 2016.  At December 31, 2015, notional amounts outstanding were $2.6 billion, and the fair value was a derivative liability of $10.3 million.  There was no posting of cash collateral at December 31, 2015.  The swap interest rate exchanges with Citibank, N.A. resulted in interest expenses of $2.1 million and $6.6 million for the three and six months ended June 30, 2016, compared to $9.5 million and $14.6 million for the same periods in the prior year.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with Citibank in the capacity of a derivative dealer.

Derivative transactions with Goldman Sachs Bank USA, a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business — At June 30, 2016, notional amounts outstanding were $2.0 billion; the net fair value after posting $19.2 million cash collateral was a net derivative liability of $28.6 million.  At December 31, 2015, notional amounts outstanding were $2.5 billion; the net fair value after posting $19.3 million cash collateral was a net derivative liability of $29.4 million.  The swap interest rate exchanges with Goldman Sachs Bank USA resulted in interest expense of $8.9 million and $21.2 million for the three and six months ended June 30, 2016, compared to $28.5 million and $50.2 million for the same periods in the prior year.  Also, may include insignificant fair values due to intermediation activities on behalf of other members with Goldman Sachs in the capacity of a derivative dealer.

(c)            May include insignificant amounts of miscellaneous assets that are in the Unrelated party category.

(d)           Represents funds not yet allocated or disbursed to AHP programs.

(e)            Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Related Party:  Income and Expense transactions

	Three months ended June 30,
	2016		2015
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$210,149	$—	$119,953	$—
Interest-bearing deposits (a)	—	517	—	374
Securities purchased under agreements to resell	—	1,315	—	281
Federal funds sold	—	10,861	—	2,649
Available-for-sale securities	—	2,429	—	2,273
Held-to-maturity securities	—	71,458	—	65,805
Mortgage loans held-for-portfolio (b)	—	21,618	—	19,978
Loans to other FHLBanks	12	—	6	—

Total interest income	$210,161	$108,198	$119,959	$91,360

Interest expense
Consolidated obligations	$—	$187,946	$—	$104,698
Deposits	764	—	93	—
Mandatorily redeemable capital stock	327	—	170	—
Cash collateral held and other borrowings	—	338	—	94

Total interest expense	$1,091	$188,284	$263	$104,792

Service fees and other Income/(Expenses)	$2,896	$585	$2,495	$(190)

	Six months ended June 30,
	2016		2015
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$401,423	$—	$251,151	$—
Interest-bearing deposits (a)	—	1,035	—	705
Securities purchased under agreements to resell	—	3,520	—	521
Federal funds sold	—	21,170	—	5,488
Available-for-sale securities	—	4,704	—	4,317
Held-to-maturity securities	—	142,129	—	131,245
Mortgage loans held-for-portfolio (b)	—	43,595	—	39,294
Loans to other FHLBanks	15	—	8	—

Total interest income	$401,438	$216,153	$251,159	$181,570

Interest expense
Consolidated obligations	$—	$358,827	$—	$206,575
Deposits	1,290	—	213	—
Mandatorily redeemable capital stock	623	—	426	—
Cash collateral held and other borrowings	—	701	—	157

Total interest expense	$1,913	$359,528	$639	$206,732

Service fees and other Income/(Expenses)	$5,723	$1,184	$4,758	$511

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

The FHLBNY’s total assets and capital could significantly decrease if one or more large members were to withdraw from membership or decrease business with the FHLBNY.  Members might withdraw or reduce their business as a result of consolidating with an institution that was a member of another FHLBank, or for other reasons.  The FHLBNY has considered the impact of losing one or more large members.  In general, a withdrawing member would be required to repay all indebtedness prior to the redemption of its capital stock.  Under current conditions, the FHLBNY does not expect the loss of a large member to impair its operations, since the FHLBank Act, as amended, does not allow the FHLBNY to redeem the capital of an existing member if the redemption would cause the FHLBNY to fall below its capital requirements.  Consequently, the loss of a large member should not result in an inadequate capital position for the FHLBNY.  However, such an event could reduce the amount of capital that the

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

FHLBNY has available for continued growth.  This could have various ramifications for the FHLBNY, including a possible reduction in net income and dividends, and a lower return on capital stock for remaining members.

The top ten advance holders at June 30, 2016, December 31, 2015, and June 30, 2015 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2016
				Percentage of
			Par	Total Par Value	Three Months		Six Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$15,550,000	16.47%	$32,790	16.18%	$61,908	15.33%
Metropolitan Life Insurance Company	New York	NY	13,895,000	14.72	50,682	25.00	104,424	25.85
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	11,027,100	11.68	40,350	19.91	82,875	20.52
New York Commercial Bank	Westbury	NY	587,300	0.62	1,375	0.68	2,870	0.71
Subtotal New York Community Bancorp, Inc.			11,614,400	12.30	41,725	20.59	85,745	21.23
HSBC Bank USA, National Association (c)	McLean	VA	6,700,000	7.10	15,152	7.48	27,210	6.74
First Niagara Bank, National Association	Buffalo	NY	5,317,000	5.63	11,079	5.47	21,194	5.25
Investors Bank (b)	Short Hills	NJ	3,756,602	3.98	16,748	8.26	33,264	8.24
Goldman Sachs Bank USA	New York	NY	2,425,000	2.57	5,574	2.75	11,269	2.79
Signature Bank	New York	NY	2,380,000	2.52	6,508	3.21	12,668	3.14
Astoria Bank (b)	Lake Success	NY	2,374,000	2.51	10,215	5.04	20,616	5.11
Valley National Bank (b)	Wayne	NJ	2,155,500	2.28	12,210	6.02	25,532	6.32
Total			$66,167,502	70.08%	$202,683	100.00%	$403,830	100.00%

(a)       Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)       At June 30, 2016, officer of member bank also served on the Board of Directors of the FHLBNY.

(c)        For Bank membership purposes, principal place of business is New York, NY.

	December 31, 2015
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$14,750,000	15.77%	$88,933	9.21%
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	12,699,600	13.58	221,991	22.99
New York Commercial Bank	Westbury	NY	764,200	0.82	6,208	0.64
Subtotal New York Community Bancorp, Inc.			13,463,800	14.40	228,199	23.63
Metropolitan Life Insurance Company	New York	NY	12,570,000	13.44	192,749	19.96
HSBC Bank USA, National Association	New York	NY	5,600,000	5.99	25,014	2.59
First Niagara Bank, National Association	Buffalo	NY	5,525,000	5.91	26,638	2.76
Investors Bank (b)	Short Hills	NJ	3,124,782	3.34	63,921	6.62
Manufacturers and Traders Trust Company	Buffalo	NY	3,102,771	3.32	279,394	28.95
Goldman Sachs Bank USA	New York	NY	2,925,000	3.13	6,889	0.71
Signature Bank	New York	NY	2,720,163	2.91	13,062	1.35
Astoria Bank (b)	Lake Success	NY	2,180,000	2.33	40,790	4.22
Total			$65,961,516	70.54%	$965,589	100.00%

(a)       Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)       At December 31, 2015, officer of member bank also served on the Board of Directors of the FHLBNY.

	June 30, 2015
				Percentage of
			Par	Total Par Value	Three Months		Six Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$14,750,000	16.40%	$18,919	7.20%	$47,625	8.96%
Metropolitan Life Insurance Company	New York	NY	12,570,000	13.98	44,823	17.05	90,919	17.11
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	8,854,211	9.85	59,922	22.79	119,772	22.54
New York Commercial Bank	Westbury	NY	798,612	0.89	1,721	0.65	3,032	0.57
Subtotal New York Community Bancorp, Inc.			9,652,823	10.74	61,643	23.44	122,804	23.11
Hudson City Savings Bank, FSB (b)	Paramus	NJ	6,025,000	6.70	72,316	27.51	143,838	27.07
HSBC Bank USA, National Association	New York	NY	5,600,000	6.23	6,449	2.45	10,852	2.04
First Niagara Bank, National Association	Buffalo	NY	4,800,000	5.34	6,312	2.40	12,377	2.33
Investors Bank (c)	Short Hills	NJ	3,296,962	3.67	16,183	6.16	30,525	5.75
Astoria Bank (c)	Lake Success	NY	2,340,000	2.60	10,318	3.92	20,651	3.89
The Prudential Insurance Co. of America	Newark	NJ	1,975,000	2.20	7,383	2.81	14,925	2.81
Valley National Bank (c)	Wayne	NJ	1,899,500	2.11	18,553	7.06	36,795	6.93
Total			$62,909,285	69.97%	$262,899	100.00%	$531,311	100.00%

(a)       Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)       Hudson City Savings Bank, FSB was acquired by Manufacturers and Traders Trust Company in the fourth quarter of 2015.

(c)        At June 30, 2015, officer of member bank also served on the Board of Directors of the FHLBNY.

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

These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in Part I, Item 1A. Risk Factors in the Bank’s most recent Form 10-K filed on March 21, 2016.

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	57 - 58
1.1 - 1.15	Results of Operations	59 - 76
2.1	Assessments	76
3.1	Financial Condition	77
4.1 - 4.7	Advances	79 - 82
5.1 - 5.9	Investments	83 - 88
6.1 - 6.6	Mortgage Loans	89 - 91
7.1 - 7.9	Consolidated Obligations	92 - 95
7.10	FHLBNY Ratings	95
8.1 - 8.3	Capital	95 - 96
9.1 - 9.7	Derivatives	97 - 101
10.1 - 10.3	Liquidity	101 - 102
10.4	Short Term Debt	103

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

2016 Second Quarter Highlights

Results of Operations

Net Income — 2016 second quarter Net income was $91.6 million, and increased by $16.5 million, or 21.9%, compared to the same period in the prior year.

•                  Net interest income, the principal source of Net Income was $129.0 million in the current year quarter, an increase of $22.7 million, or 21.4%, from the same period in the prior year.

•                  Other Income (Loss) — Other Income/(loss) reported a gain of $0.2 million in the current year quarter, compared to a gain of $2.8 million in the prior year period.  Other Income/(Loss) is primarily net gains and losses from Derivatives and hedging activities, and net fair value gains and losses recorded on instruments elected under the Fair Value Option.

•                  Other Expenses were $26.9 million in the current year quarter, compared to $25.2 million in the prior year period.  Other Expenses are Operating expenses, Compensation and benefits, and our share of the operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  AHP assessments allocated from net income were $10.2 million in the current year quarter, compared to $8.4 million in the prior year period.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.12 per share of capital stock ($4.50 annualized) was paid in the current year quarter, compared to $1.01 ($4.10 annualized) paid in the prior year period.

Financial Condition — June 30, 2016 Compared to December 31, 2015

Total assets increased to $128.7 billion at June 30, 2016 from $123.2 billion at December 31, 2015, an increase of $5.5 billion, or 4.5%.  Advances to members increased to $95.3 billion at June 30, 2016 from $93.9 billion at December 31, 2015, an increase of $1.4 billion, or 1.5%.

Advances — Par balances at June 30, 2016 was $94.4 billion, compared to $93.5 billion at December 31, 2015.  Shorter maturity borrowings by members in the fourth quarter of 2015 were not renewed at their maturities in the first quarter of 2016.

Long-term investment securities — In the AFS portfolio, long-term investments at June 30, 2016 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $0.7 billion, compared to $1.0 billion at December 31, 2015.

We also own a grantor trust that invests in highly-liquid mutual funds.  The intent of the grantor trust is to set aside cash to meet current and future payments for a supplemental unfunded pension plan.  Funds are designated as AFS and were carried at fair values of $38.4 million and $32.9 million at June 30, 2016 and December 31, 2015.

In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities.  Mortgage-backed securities designated as HTM were carried at $13.7 billion and $13.1 billion at June 30, 2016 and December 31, 2015.  Private-label issued MBS were only about 2% of the HTM portfolio of mortgage-backed securities.  The HTM portfolio also included housing finance agency bonds, primarily New York and New Jersey, and the investments were carried at amortized cost basis of $818.2 million at June 30, 2016 and $825.1 million at December 31, 2015.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.6 billion at June 30, 2016, up a little from the balance at December 31, 2015.

Capital ratios — Our capital position remains strong.  At June 30, 2016, actual risk-based capital was $7.0 billion, compared to required risk-based capital of $695.2 million.  To support $128.7 billion of total assets at June 30, 2016, the required minimum regulatory risk-based capital was $5.1 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.0 billion, exceeding required capital by $1.9 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Liquidity and Debt — At June 30, 2016, liquid assets included $177.0 million as demand cash balances at the Federal Reserve Bank of New York, $162.8 million as compensating cash balances at Citibank that could be withdrawn at short notice, $14.7 billion in overnight loans in the federal funds and the repo markets, and $0.7 billion of high credit quality GSE-issued available-for-sale securities that are readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the 2016 second quarter was $26.5 billion, well in excess of the required $2.2 billion.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — We project base net income for 2016 to be lower than 2015.  Thus far in 2016, we have not experienced significant member initiated advance prepayments.  We do expect that certain announced pending mergers may result in balance sheet re-alignments of the merged institutions and drive additional prepayments in 2016.  However, we do not expect the same level of prepayment activity and prepayment fee revenues, experienced in 2015, to occur in the remaining quarters in 2016.  In the remaining two quarters of 2016, we may decide to repurchase additional debt associated with advances that were prepaid in 2015 to re-align our balance sheet liabilities.  The timing and amounts re-purchased would be contingent on conditions in the debt markets and any repurchases would typically result in a charge to net income.  Aside from revenues from advances, interest income from long-term investments in mortgage-backed securities provides significant revenues.  Pricing of MBS remains tight and yields low, and earnings may be adversely impacted if we are unable to acquire investments that would outpace contractual pay downs, and at yields that would not be dilutive to earnings.

Advances — The pace of balance sheet growth experienced in the previous years was driven by the borrowing activities of a few large members.  We cannot predict if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity in 2016.  At June 30, 2016, three members’ advance borrowings exceeded 10.0% of total advances outstanding at that date — Citibank, N.A. 16.5%, Metropolitan Life Insurance Company 14.7%, New York Community Bank/New York Commercial Bank 12.3%.

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

Credit impairment of investment securities — OTTI has been insignificant in 2015 and in the six months ended June 30, 2016.  The aggregate carrying value of our private-label mortgage-backed securities was $258.1 million at June 30, 2016; fair values were $316.9 million, and securities were predominantly in gain positions.  Without continued recovery in the near term such that liquidity continues to expand in the private-label mortgage-backed securities market, or if the credit losses of the underlying collateral within the private-label mortgage-backed securities perform worse than expected, we could face additional credit losses.

Demand for FHLBank debt — Our primary source of funds is the sale of consolidated obligations in the capital markets.  Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.  The pricing of our longer-term debt remains at levels that are still higher than historical levels, relative to LIBOR.  To the extent we receive sub-optimal funding, our member institutions in turn may experience higher costs for advance borrowings.  To the extent the FHLBanks may not be able to issue long-term debt at economical spreads to the 3-month LIBOR, borrowing choices may also be less economical for our members, potentially affecting their demand for advances.

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

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2016	2016	2015	2015	2015

Investments (a)	$29,988	$27,326	$26,167	$28,436	$25,566
Advances	95,273	89,482	93,874	90,745	91,296
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,631	2,565	2,524	2,462	2,380
Total assets	128,726	119,941	123,239	122,947	119,567
Deposits and borrowings	1,365	1,066	1,350	1,108	1,191
Consolidated obligations, net
Bonds	70,900	74,927	67,716	67,839	68,945
Discount notes	49,072	36,864	46,850	47,060	42,456
Total consolidated obligations	119,972	111,791	114,566	114,899	111,401
Mandatorily redeemable capital stock	30	31	19	19	19
AHP liability	115	111	113	106	107
Capital
Capital stock	5,666	5,360	5,585	5,286	5,309
Retained earnings
Unrestricted	984	972	967	887	873
Restricted	338	320	303	269	253
Total retained earnings	1,322	1,292	1,270	1,156	1,126
Accumulated other comprehensive loss	(214)	(193)	(136)	(164)	(124)
Total capital	6,774	6,459	6,719	6,278	6,311
Equity to asset ratio (c)(j)	5.26%	5.39%	5.45%	5.11%	5.28%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (See note below; dollars in millions)	2016	2016	2015	2015	2015	2016	2015

Investments (a)	$28,782	$29,650	$27,406	$28,032	$25,372	$29,216	$26,157
Advances	91,652	91,821	88,867	90,053	89,329	91,736	93,374
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,597	2,548	2,496	2,422	2,343	2,573	2,262
Total assets	124,149	125,077	120,000	122,036	118,419	124,613	123,310
Interest-bearing deposits and other borrowings	1,454	1,301	1,229	1,029	1,112	1,377	1,299
Consolidated obligations, net
Bonds	73,509	71,055	70,082	69,838	65,706	72,282	68,381
Discount notes	41,331	44,921	40,705	43,163	43,499	43,126	45,349
Total consolidated obligations	114,840	115,976	110,787	113,001	109,205	115,408	113,730
Mandatorily redeemable capital stock	20	19	19	19	19	19	19
AHP liability	111	112	108	106	106	111	107
Capital
Capital stock	5,521	5,480	5,234	5,255	5,195	5,501	5,354
Retained earnings
Unrestricted	968	958	905	873	865	963	860
Restricted	326	310	281	259	243	318	234
Total retained earnings	1,294	1,268	1,186	1,132	1,108	1,281	1,094
Accumulated other comprehensive loss	(187)	(174)	(157)	(133)	(150)	(181)	(152)
Total capital	6,628	6,574	6,263	6,254	6,153	6,601	6,296

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Six months ended
(except earnings and dividends per	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
share, and headcount)	2016	2016	2015	2015	2015	2016	2015
Net income	$92	$83	$169	$83	$75	$175	$163
Net interest income (d)	129	127	219	110	106	256	225
Dividends paid in cash (e)	62	61	55	53	56	123	120
AHP expense	10	9	19	9	8	19	18
Return on average equity (f)(g)(j)	5.56%	5.10%	10.67%	5.27%	4.90%	5.33%	5.23%
Return on average assets (g)(j)	0.30%	0.27%	0.56%	0.27%	0.25%	0.28%	0.27%
Other non-interest income (loss)	—	(5)	8	8	3	(5)	9
Operating expenses (h)	24	25	35	23	22	49	45
Finance Agency and Office of Finance expenses	3	4	4	3	3	7	7
Total other expenses	27	29	39	26	25	56	52
Operating expenses ratio (g)(i)(j)	0.08%	0.08%	0.12%	0.07%	0.07%	0.08%	0.07%
Earnings per share	$1.66	$1.52	$3.20	$1.58	$1.45	$3.18	$3.05
Dividends per share	$1.12	$1.17	$1.03	$1.02	$1.01	$2.29	$2.17
Headcount (Full/part time)	298	280	273	264	275	298	275

(a)             Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)             Allowances for credit losses were $1.5 million, $1.2 million, $0.3 million, $0.4 million and $0.9 million for the periods ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and six months ended June 30, 2016 and the same periods in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 21, 2016.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:                                       Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Total interest income	$318,359	$211,319	$617,591	$432,729
Total interest expense	189,375	105,055	361,441	207,371
Net interest income before provision for credit losses	128,984	106,264	256,150	225,358
Provision for credit losses on mortgage loans	346	352	1,472	540
Net interest income after provision for credit losses	128,638	105,912	254,678	224,818
Total other income (loss)	152	2,814	(4,772)	8,787
Total other expenses	26,932	25,182	55,347	52,002
Income before assessments	101,858	83,544	194,559	181,603
Affordable Housing Program Assessments	10,218	8,372	19,518	18,203
Net income	$91,640	$75,172	$175,041	$163,400

2016 Second Quarter Compared to 2015 Second Quarter

Net Income — For the FHLBNY, Net income is Net interest income, minus Provisions for credit losses, Other income/(loss), Other Expenses, and Assessments for the FHLBNY’s Affordable Housing Program.

Other Income/(Loss) is primarily net gains and losses from derivatives and hedging activities, net fair value gains and losses recorded on instruments elected under the Fair Value Option, losses from credit OTTI, and charges due to early repurchases of the FHLBank debt.  Other Expenses are Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

2016 second quarter Net income was $91.6 million, and increased by $16.5 million, or 21.9%, compared to the same period in the prior year.

•                  Net interest income, the principal source of Net Income, was $129.0 million in the current year quarter, an increase of $22.7 million, or 21.4%, from the same period in the prior year.

•                  Other Income (Loss) — Other Income/(loss) reported a gain of $0.2 million in the current year quarter, compared to a gain of $2.8 million in the prior year period.

•                  Service fees and Others were primarily correspondent banking fees and fee revenues from financial letters of credit.  Revenues were $3.5 million in the current year period, compared to $2.3 million in the prior year period.

•                  Financial instruments carried at fair values reported a net valuation loss of $2.9 million in the current year period and in the prior year period.  We have elected to account for certain consolidated obligation debt and advances under the Fair Value Option (“FVO”), and for these instruments, changes in the entire fair values of the instruments are recorded through earnings.

•                  Derivative and hedging activities reported a net gain of $1.4 million in the current year period, compared to a net gain of $11.3 million in the prior year period.  Primary drivers of gains and losses in the reporting periods are discussed below:

Hedges that qualified for hedge accounting under ASC 815 reported valuation gains of $0.9 million in the current year period, compared to valuation gains of $4.7 million in the prior year period.

Derivatives (interest rate swaps and interest rate caps and floors) that did not qualify for hedge accounting reported a net gain of $0.5 million in the current year quarter, compared to a net gain of $6.6 million in the prior year period.

•                  Fair value changes on standalone swaps reported a net gain of $5.8 million in the current year period, compared to a net gain of $0.5 million in the prior year period.

•                  Net interest settlements and accruals on standalone swaps are recorded within the derivative activity line item; a net loss of $3.4 million was recorded in the current year period, compared to a net gain of $6.5 million in the prior year period.

•                  Fair value changes on interest rate caps in economic hedges of certain floating-rate investments reported a net loss of $1.9 million in the current year period, compared to a net loss of $0.4 million in the prior year period.

For more information, see financial statements, Note 15. Derivatives and Hedging Activities.  Also see, Table 1.13 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type and discussions, in this MD&A.

•                  Debt repurchases and transfers in the current year period resulted in a $2.0 million charge to earnings, compared to a charge of $7.8 million in the prior year period.

•                  Other Expenses were $26.9 million in the current year quarter, compared to $25.2 million in the prior year period:

•                  Operating expenses were $7.7 million in the current year period, up from $6.7 million in the prior year period, primarily due to increase in legal expenses and contractual service agreements.

•                  Compensation and benefits expenses were $16.4 million in the current year period, up from $15.1 million in the prior year period, primarily due to higher headcount and increases in compensation.

•                  The expense allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $2.9 million in the current year period, compared to $3.4 million in the prior year period.

•                  AHP assessments allocated from net income were $10.2 million in the current year quarter, compared to $8.4 million in the prior year period.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Year-to-Date Period Ended June 30, 2016 Compared to June 30, 2015

Net income for the six months ended June 30, 2016 was $175.0 million, and increased by $11.6 million, or 7.1%, compared to the year-to-date period in the prior year.

•                  Net interest income was $256.2 million in the year-to-date period in the current year, an increase of $30.8 million, or 13.7%, from the same period in the prior year.

•                  Other Income (Loss) — Other Income/(loss) reported a loss of $4.8 million in the year-to-date period in the current year, compared to a gain of $8.8 million in the prior year period:

•                  Service fees and Others were $6.9 million in the current year period, compared to $5.3 million in the prior year period.

•                  Financial instruments carried at fair values reported a net valuation loss of $12.0 million in the current year period, compared to a net loss of $6.0 million in the prior year period.

•                  Derivative and hedging activities contributed a net gain of $2.3 million in the current year period, compared to a net gain of $17.4 million in the prior year period.  Primary drivers in the reporting periods are discussed below:

Hedges that qualified for hedge accounting under ASC 815 reported valuation gains of $1.2 million in the year-to-date period in the current year, compared to valuation gains of $3.8 million in the prior year period.

Derivatives (interest rate swaps, and interest rate caps and floors) that did not qualify for hedge accounting reported a net gain of $1.1 million in the year-to-date period in the current year period, compared to a net gain of $13.6 million in the prior year period.

•                  Fair value changes on standalone swaps reported a net gain of $12.6 million in the current year period, compared to a net gain of $4.1 million in the prior year period.

•                  Net interest settlements of $7.8 million on standalone swaps were recorded as a loss in the current year period, compared to gain of $11.5 million in the prior year period.

•                  Fair value changes on interest rate caps in economic hedges of certain floating-rate investments reported a net loss of $3.7 million in the current year period, compared to a net loss of $2.0 million in the prior year period.

For more information, see financial statements, Note 15. Derivatives and Hedging Activities.  Also see, Table 1.13 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type and discussions, in this MD&A.

•                  Debt repurchases and transfers in current year period resulted in a $2.1 million charge to earnings, compared to $7.8 million in the prior year period.

•                  Other Expenses were $55.3 million in the year-to-date period in the current year, compared to $52.0 million in the prior year period:

•                  Operating expenses were $15.2 million in the current year period, up from $13.7 million in the prior year period, primarily due to increase in legal expenses.

•                  Compensation and benefits expenses were $33.7 million in the current year period, up from $31.3 million in the prior year period, primarily due to higher headcount and increases in incentive compensation plan expenses.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $6.5 million in the current year period, compared to $7.0 million in the prior year period.

•                  AHP assessments allocated from net income were $19.5 million in the year-to-date period in the current year, compared to $18.2 million in the prior year period.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is our principal source of Net income.  It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income is impacted by a variety of factors: (1) transaction volumes, as measured by average balances of interest earning assets, and by (2) the prevailing balance sheet yields, as measured by yields on earning assets minus yields paid on interest-costing liabilities, net of the impact of the interest income and expense accruals on interest rate derivatives that qualified under hedge accounting rules.  Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free capital.  When members prepay advances, prepayment fees are received and reported in interest income, a component of net interest income.

Net Interest Income — 2016 Second Quarter and Year-to-Date Period Compared to Same Periods in 2015

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:                                       Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
Total interest income (a)	$318,359	$211,319	50.65%	$617,591	$432,729	42.72%
Total interest expense (a)	189,375	105,055	(80.26)	361,441	207,371	(74.30)
Net interest income before provision for credit losses	$128,984	$106,264	21.38%	$256,150	$225,358	13.66%

(a)   Total Interest Income and Total Interest Expense — See Table 1.7 and 1.9 together with accompany discussions.

Net interest income for the current year quarter was $129.0 million, compared to $106.3 million in the prior year period.  Net interest income is typically driven by the volume of earning assets, as measured by average balances of earning assets, and the net interest spread earned in the period.  Earning assets averaged $123.4 billion in the current year quarter, an increase of $5.4 billion from the prior year period.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 37 basis points in the current year quarter, 3 basis points higher than in the prior year period.  Net interest margin, a measure of margin efficiency is Net interest income divided by average earning assets, was 42 basis points in the current year quarter, compared to 36 basis points in the prior year period.

Net interest income for the year-to-date period ended June 30, was $256.2 million, compared to $225.4 million in the same period in 2015.  Earning assets averaged $123.9 billion in the current year period, an increase of $1.1 billion from the prior year period.  Net interest spread was 38 basis points in the current year period, 3 basis points higher than in the prior year period.

Asset Yields

Interest income in the current year quarter grew to $318.4 million, yielding 103 basis points, compared to $211.3 million at a yield of 72 basis points in the prior year period.  Recorded interest income and yields were net of the impact of interest rate swaps that “synthetically” converted certain fixed-rate advances to LIBOR-indexed, variable-rate advances.  On a year-to-date basis at June 30, interest income grew to $617.6 million, yielding 100 basis points in the current year period, compared to $432.7 million at a yield of 71 basis points in the prior year period.

The primary factors driving changes period-over-period are summarized below:

•                  Interest income from advances, which is the principal source of our revenues, was $210.1 million, and yielded 92 basis points in the current year quarter, compared to $120.0 million in the prior year period, at a yield of 54 basis points.  Interest income from advances in the year-to-date period grew to $401.4 million, yielding 88 basis points in the current year period, compared to $251.2 million at a yield of 54 basis points in the prior year period.  Interest income growth was largely driven by rate related increases in the current year quarter and year-to-date period.  Variable-rate advances (ARCs), which are indexed to LIBOR and re-price at short intervals, benefited from the rising LIBOR in the current year periods.  Short-term advances, which are fixed-rate but re-price at frequent intervals, also benefited in the rising rate environment for our cost of funds.  The rising 3-month LIBOR also benefited fixed-rate swapped advances, which totaled $40.7 billion, or 43.1% of the par amounts of advances outstanding at June 30, 2016.  The fixed-rate coupons on swapped fixed-rate advances are synthetically converted by the execution of interest rate swaps to LIBOR indexed variable-rate yields.  In the current year periods the 3-month LIBOR was up significantly, contributing to improved yields.

•                  Interest income from federal funds and repurchase agreements in the current year quarter grew to $12.2 million, yielding 37 basis points, benefitting from higher overnight rates for interbank lending and higher invested balances.  The comparable interest income in the prior year period was $2.9 million at a yield of 11 basis points.  On a year-to-date basis at June 30, interest income from federal funds and repurchase agreements was $24.7 million, yielding 36 basis points in current year period, compared to $6.0 million, yielding 10 basis points in the prior year period.

•                  Interest income from investment securities, fixed- and floating-rate securities, was $73.9 million at a blended yield of 194 basis points in the current year quarter, compared to $68.1 million at a blended yield of 187 basis points in the prior year period.  On a year-to-date basis at June 30, interest income from investment securities was $146.8 million at a blended yield of 195 basis points in the current year-to-date period, compared to $135.6 at a blended yield of 189 basis points in the prior year period.  Increases in interest income were driven by higher invested balances in the floating-rate HTM portfolio of GSE-issued mortgage-backed securities, and increased yields from the higher prevailing LIBOR, which is the primary index on the floating-rate securities in our HTM and AFS investment portfolios.

•                  Interest income from mortgage loans was $21.6 million at a yield of 333 basis points in the current year quarter, compared to $20.0 million at a yield of 339 basis points in the prior year period.  On a year-to-date basis at June 30, interest income from mortgage loans was $43.6 million at a yield of 340 basis points in the current year period, compared to $39.3 million at a yield of 348 basis points prior year period.

Consolidated Obligation debt funding costs:

•                  Consolidated obligation bonds (“CO bonds” or bonds) — Interest expense on CO bonds, fixed- and floating-rate, was $139.1 million at a blended funding cost of 76 basis points in the current year quarter, compared to $81.8 million at a funding cost of 50 basis points in the prior year period.  On a year-to-date basis at June 30, interest expense was $261.4 million at a funding cost of 73 basis points in the year-to-date period in the current year, up from 47 basis points in the prior year period.  Reported funding costs were net of the fair value hedge impact of interest rate swaps that “synthetically” converted a significant percentage of fixed-rate bonds to sub-LIBOR yields.  Interest costs have increased in the current year periods due to the higher rate environment for CO bonds.  In a rising rate environment, maturing CO bonds were replaced by higher costing bonds.  Floating-rate CO bonds, which constituted a significant percentage of all bonds, averaged $29.0 billion in the current year quarter, up from $6.5 billion the prior year period.  The cost of floating-rate CO bonds rose to 54 basis points in the current year quarter in line with the rising cost of funds, compared to 17 basis points in prior year period.  The rising 3-month LIBOR was also a factor on increased funding costs on fixed-rate swapped CO bonds, which totaled $25.0 billion, or 35.7% of the par amounts of CO bonds outstanding at June 30, 2016.  The fixed-rate coupons on swapped fixed-rate CO bonds are synthetically converted (by the execution of interest rate swaps) to LIBOR indexed funding cost.  In the current year periods the 3-month LIBOR was significantly higher, driving funding costs higher.

•                  Consolidated obligation discount notes (“CO discount notes” or discount notes) — Interest expense on discount notes was $48.9 million at a funding cost of 48 basis points in the current year quarter, compared to $22.9 million at a cost of 21 basis points in the prior year period.  On a year-to-date basis at June 30, interest expense was $97.4 million at a funding cost of 45 basis points, up from $46.0 million at a funding cost of 20 basis points in the prior year period.  While interest expense has risen in a rising rate environment in the current year periods, funding costs on CO discount notes have been relatively favorable, and spreads to LIBOR have widened.  Investor demand has favorably impacted yields and pricing of CO discount notes, as money market funds are attempting to bolster liquidity.  Reported yields on discount note funding were net of the cash flow hedge impact of interest rate swaps that “synthetically” converted the 90-day variability of $1.6 billion of discount notes to fixed-rate cash flows.

Interest income from investing member capital — We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital was $6.8 billion in the current year quarter compared to $6.3 billion in the prior year period; the average capital in the year-to-date period ended June 30, was $6.8 billion in 2016 and $6.4 billion in 2015.  In the past several years, opportunities for investing in short-term assets that met our risk/reward preferences had been limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the low prevailing overnight rates at financial institutions.  In the current year periods, market yields for overnight investments have improved.  For more information about factors that impact Interest income and Interest expense, see Table 1.3 and discussions thereto.  Also, see Table 1.5 Spread and Yield Analysis, and Table 1.6 Rate and Volume Analysis.

Impact of Qualifying Hedges on Net Interest Income — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:                                       Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Interest Income	$424,084	$446,644	$855,893	$905,264
Net interest adjustment from interest rate swaps	(105,725)	(235,325)	(238,302)	(472,535)
Reported interest income	318,359	211,319	617,591	432,729

Interest Expense	206,015	152,791	399,320	309,144
Net interest adjustment from interest rate swaps and basis amortization	(16,640)	(47,736)	(37,879)	(101,773)
Reported interest expense	189,375	105,055	361,441	207,371

Net interest income	$128,984	$106,264	$256,150	$225,358

Net interest adjustment - interest rate swaps	$(89,085)	$(187,589)	$(200,423)	$(370,762)

GAAP Compared to Economic — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Although we believe these non-GAAP financial measures used by management may enhance investor and members’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.4:                                       GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended June 30,
	2016			2015
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$128,984	0.42%	0.37%	$106,264	0.36%	0.34%
Interest (expense) income
Swaps not designated in a hedging relationship	(3,404)	(0.01)	(0.01)	6,455	0.02	0.02

Economic net interest income	$125,580	0.41%	0.36%	$112,719	0.38%	0.36%

	Six months ended June 30,
	2016			2015
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$256,150	0.42%	0.38%	$225,358	0.37%	0.35%
Interest (expense) income
Swaps not designated in a hedging relationship	(7,818)	(0.01)	(0.01)	11,501	0.02	0.02

Economic net interest income	$248,332	0.41%	0.37%	$236,859	0.39%	0.37%

(a)   Viewed on an economic basis, interest income or expense generated on standalone interest rate swaps would be considered as a measure of net interest income.  Under GAAP, such interest income or expense is a measure of derivative and hedging gains and losses.  Standalone interest rate swaps in economic hedges were associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted floating-rate debt indexed to the 1-month LIBOR to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged instruments elected under the FVO.  If viewed on an economic basis, such interest rate swaps would have reduced net interest income by $3.4 million and $7.8 million in the three and six months ended June 30, 2016 compared with an increase in interest income by $6.5 million and $11.5 million in the same periods in the prior year.

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

Spread and Yield Analysis — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Table 1.5:                                       Spread and Yield Analysis

	Three months ended June 30,
	2016			2015
		Interest				Interest
	Average	Income/		Average		Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance		Expense	Rate (a)
Earning Assets:
Advances	$91,651,715	$210,149	0.92%	$89,328,962		$119,953	0.54%
Interest bearing deposits and others	498,561	517	0.42	1,060,794		374	0.14
Federal funds sold and other overnight funds	13,327,110	12,176	0.37	10,672,220		2,930	0.11
Investments	15,351,350	73,887	1.94	14,571,893		68,078	1.87
Mortgage and other loans	2,610,599	21,630	3.33	2,365,407		19,984	3.39

Total interest-earning assets	$123,439,335	$318,359	1.03%	$117,999,276		$211,319	0.72%

Funded By:
Consolidated obligation bonds	$73,508,901	$139,085	0.76%	$65,696,882	(b)	$81,800	0.50%
Consolidated obligation discount notes	41,330,901	48,861	0.48	43,499,425		22,898	0.21
Interest-bearing deposits and other borrowings	1,459,360	1,102	0.30	1,107,366		187	0.07
Mandatorily redeemable capital stock	19,629	327	6.69	19,070		170	3.57

Total interest-bearing liabilities	116,318,791	189,375	0.66%	110,322,743		105,055	0.38%

Other non-interest-bearing funds	305,283	—		1,373,390		—
Capital	6,815,261	—		6,303,143		—

Total Funding	$123,439,335	$189,375		$117,999,276		$105,055

Net Interest Income/Spread		$128,984	0.37%			$106,264	0.34%

Net Interest Margin (Net interest income/Earning Assets)			0.42%				0.36%

	Six months ended June 30,
	2016			2015
		Interest				Interest
	Average	Income/		Average		Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance		Expense	Rate (a)
Earning Assets:
Advances	$91,736,171	$401,423	0.88%	$93,374,411		$251,151	0.54%
Interest bearing deposits and others	502,796	1,035	0.41	1,114,068		705	0.13
Federal funds sold and other overnight funds	13,917,857	24,690	0.36	11,582,823		6,009	0.10
Investments	15,180,419	146,833	1.95	14,461,773		135,562	1.89
Mortgage and other loans	2,581,131	43,610	3.40	2,278,887		39,302	3.48

Total interest-earning assets	$123,918,374	$617,591	1.00%	$122,811,962		$432,729	0.71%

Funded By:
Consolidated obligation bonds	$72,281,951	$261,446	0.73%	$68,372,004	(b)	$160,527	0.47%
Consolidated obligation discount notes	43,125,985	97,381	0.45	45,348,846		46,048	0.20
Interest-bearing deposits and other borrowings	1,389,341	1,991	0.29	1,296,992		370	0.06
Mandatorily redeemable capital stock	19,488	623	6.43	19,471		426	4.41

Total interest-bearing liabilities	116,816,765	361,441	0.62%	115,037,313		207,371	0.36%

Other non-interest-bearing funds	319,552	—		1,326,016		—
Capital	6,782,057	—		6,448,633		—

Total Funding	$123,918,374	$361,441		$122,811,962		$207,371

Net Interest Income/Spread		$256,150	0.38%			$225,358	0.35%

Net Interest Margin (Net interest income/Earning Assets)			0.42%				0.37%

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

Rate and Volume Analysis — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 1.6:                                       Rate and Volume Analysis

	For the three months ended
	June 30, 2016 vs. June 30, 2015
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$3,197	$86,999	$90,196
Interest bearing deposits and others	(281)	424	143
Federal funds sold and other overnight funds	893	8,353	9,246
Investments	3,712	2,097	5,809
Mortgage loans and other loans	2,038	(392)	1,646

Total interest income	9,559	97,481	107,040

Interest Expense
Consolidated obligation bonds	10,668	46,617	57,285
Consolidated obligation discount notes	(1,196)	27,159	25,963
Deposits and borrowings	77	838	915
Mandatorily redeemable capital stock	5	152	157

Total interest expense	9,554	74,766	84,320

Changes in Net Interest Income	$5	$22,715	$22,720

	For the six months ended
	June 30, 2016 vs. June 30, 2015
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(4,482)	$154,754	$150,272
Interest bearing deposits and others	(558)	888	330
Federal funds sold and other overnight funds	1,437	17,244	18,681
Investments	6,867	4,404	11,271
Mortgage loans and other loans	5,121	(813)	4,308

Total interest income	8,385	176,477	184,862

Interest Expense
Consolidated obligation bonds	9,655	91,264	100,919
Consolidated obligation discount notes	(2,363)	53,696	51,333
Deposits and borrowings	28	1,593	1,621
Mandatorily redeemable capital stock	—	197	197

Total interest expense	7,320	146,750	154,070

Changes in Net Interest Income	$1,065	$29,727	$30,792

Interest Income — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.7:                                       Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
Interest Income
Advances (a)	$210,149	$119,953	75.19%	$401,423	$251,151	59.83%
Interest-bearing deposits (b)	517	374	38.24	1,035	705	46.81
Securities purchased under agreements to resell (c)	1,315	281	NM	3,520	521	NM
Federal funds sold (c)	10,861	2,649	NM	21,170	5,488	NM
Available-for-sale securities (d)	2,429	2,273	6.86	4,704	4,317	8.96
Held-to-maturity securities (d)	71,458	65,805	8.59	142,129	131,245	8.29
Mortgage loans held-for-portfolio (e)	21,618	19,978	8.21	43,595	39,294	10.95
Loans to other FHLBanks	12	6	NM	15	8	87.50

Total interest income	$318,359	$211,319	50.65%	$617,591	$432,729	42.72%

(a)                  Interest income from Advances — Interest income from advances in qualifying hedging relationships is recorded net of interest accruals on the interest swaps hedging the advances.  As a result, reported interest income would not necessarily be the same for Advances if not hedged.  Table 1.8 summarizes the impact of interest rate swaps on advance interest income.  For hedged fixed-rate advances, interest income is synthetically converted to a LIBOR indexed yield.  Interest income from Advances also includes prepayment fees received from members who prepay Advances ahead of their contractual maturities.

Interest income from advances increased quarter-over-quarter in the current year by $90.2 million, or 75.2%.  Increase in business volume was not a significant factor.  Average balances increased by $2.3 billion in the current year quarter, contributing $3.2 million in interest income.  Yields have increased for new issuances and for advances that have re-priced in the current year quarter due to the higher interest rate environment, and contributed $87.0 million in the current year quarter.  Weighted average yield on the advance portfolio, net of the impact of interest rate swap, was 92 basis points in the current year period, compared to 54 basis points in the prior year period.  Fixed-rate swapped advances have benefited from the rising 3-month LIBOR.  Fixed-rate advances are swapped to the 3-month LIBOR and the fixed coupons are synthetically converted to a variable-rate LIBOR indexed coupon.  In a rising LIBOR environment, swapped advances re-priced to higher yields.  Variable-rate advances indexed to LIBOR also yielded higher interest income in a rising LIBOR environment.  On a year-to-date basis at June 30, interest income from advances increased by $150.3 million, or 59.8% in the current year period.  Higher yields contributed $154.8 million in interest income primarily driven by the higher rate environment in the current year-to-date period.  Weighted average yield on a swapped basis was 88 basis points in the current year period, compared to 54 basis points in the prior year period.  The impact of a lower volume of business in the year-to-date period in the current year was not significant.  Average advance balances decreased by $1.6 billion in the current year period resulting in a decline of $4.5 million in interest income.

•                   Longer term fixed-rate advances (term is based on original maturity) remained a significant component of the advance portfolio, $46.0 billion in average outstanding balances in the current year quarter, yielding 182 basis points on an un-swapped basis, compared to $47.8 billion, yielding 248 basis points in the prior year period.  Typically the longer-term fixed-rate advances are swapped to variable rate, indexed to the 3-month LIBOR.  On a swapped basis, the long-term fixed-rate portfolio yielded about 96 basis points in the current year quarter, compared to about 55 basis points in the prior year period.  On a year-to-date basis at June 30, long- term fixed-rate advances were $45.9 billion in average outstanding balances in 2016, yielding 190 basis points on an un-swapped basis, compared to $47.6 billion in average balances in 2015 and yielded 250 basis points.  On a swapped basis, the yield was 91 basis points in the year-to-date period in the current year, compared to 54 basis points in the prior year period.

Yield decline, on an unswapped basis, period-over-period in 2016 was primarily due to significant amounts of long-term advances that had been modified or prepaid and replaced by lower yielding advances in the fourth quarter of 2015.  The changes did not impact the first and second quarters of 2015, but impacted yields in the two quarters in 2016.

•                   Adjustable-rate advances or ARC advances represented 30.5% of our advance portfolio (par amount outstanding was $28.8 billion) at June 30, 2016.  ARCs yielded 90 basis points in the current year quarter, up from 50 basis points in the prior year period.  ARCs, which are indexed to LIBOR, benefited from the higher LIBOR in the current year quarter.  The average 3-month LIBOR was 64 basis points in the current year period, up from 28 basis points in the prior year period.  On a year-to-date basis at June 30, ARCs yielded 85 basis points in 2016, up from 48 basis points in the prior year period.  The average 3-month LIBOR in the six months ended June 30, 2016 was 63 basis points in 2016, up from 27 basis points in the prior year period.

•                   Short-term fixed-rate Advances, which can have maturities from 2-days up to one year, represented 10.7% ($10.1 billion par) of the advance portfolio at June 30, 2016; short-term fixed-rate advances also benefited from the general increase in overnight and short-term rates in the current year period, as maturing advances were replaced by higher yielding advances.

(b)                     Interest bearing deposits — Represents interest income earned on cash posted as collateral and margins to derivative counterparties.  Interest income was $0.5 million in the current year quarter, compared to $0.4 million in the prior year period.  The increase was consistent with higher overnight federal funds effective rates, which is the earning index for cash collateral and margins.  Average yield was 42 basis points in the current year quarter, compared to 14 basis points in the prior year period.  On a year-to-date basis at June 30, interest income was $1.0 million in the current year period, compared to $0.7 million in the prior year period.  Average yield was 41 basis points in the current year-to-date period, compared to 13 basis points in the prior year period.  Average cash balances were lower in the current year periods, compared to prior year periods as we continue to execute derivatives as “clearable trades” through central clearing, enabling us to net positive and negative derivative contracts through a Derivative Clearing Organization and post lower cash balances.

(c)                      Interest income from investments in federal funds and other overnight funds — Interest income from investments in federal funds sold and other overnight investments was $12.2 million in the current year quarter, compared to $2.9 million in the prior year period.  The increase was driven by the higher level of federal funds effective rates in the current year quarter.  Weighted average yield from overnight investments was 37 basis points in the current year quarter, up from 11 basis points in the prior year period.  Interest income grew also due to increase in daily overnight investments.  Average invested balance was $13.3 billion in the current year quarter, compared to $10.7 billion in the prior year period.  On a year-to-date basis at June 30, interest income from investments in federal funds sold and other overnight investments was $24.7 million in the current year period, compared to $6.0 million in the prior year period.  Weighted average yield from overnight investments was 36 basis points in the current year period, compared to 10 basis points in the prior year period.  The increase was consistent with higher overnight market rates.  Average invested balance grew to $13.9 billion in the current year period, compared to $11.6 billion in the prior year period.

(d)                  Interest income from investment securities — Available-for-sale and Held-to-maturity securities — Long-term investments were primarily GSE- issued mortgage-backed securities (“MBS”), a small portfolio of private label MBS, a portfolio of housing finance agency bonds, and bond and equity funds in a Grantor trust owned by the FHLBNY.

Pricing and yields have improved somewhat in the current year period after a sustained period in prior years during which MBS yields were low and spreads to LIBOR narrow.  Tight supply of securities has been the primary cause, and market conditions limited acquisitions of MBS to only when pricing and yields met our risk/return criteria.  Although spread compression has widened in the current year period for floating rate GSE-issued CMBS, pricing remains at a premium that may not meet our risk/reward framework.

Long-term investment securities were designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).

AFS portfolio — Mortgage-backed securities

MBS in the AFS portfolio were floating-rate GSE issued securities, which earned $2.4 million in the current year quarter, compared to $2.3 million in the prior year period.  The small increase period-over-period has been driven largely by higher LIBOR, the base index for the floating-rate securities.  Floating-rate MBS are indexed to short-term LIBOR, typically 1-month LIBOR, which had been at record lows in the earlier quarters of 2015.  The 1-month LIBOR averaged 44 basis points in the current year quarter.  In contrast, the average 1-month LIBOR was 18 basis points in the prior year period.  The all-in-yield (LIBOR plus the margin) earned from floating-rate MBS was 113 basis points in the current year quarter, compared to 83 basis points in the prior year period.  The favorable impact of the higher LIBOR levels in the current year period was partly offset by the continued decline of the portfolio.  The favorable impact of higher LIBOR was partly offset by a decline in volume in the current year quarter.  Average principal balance was $863.6 million in the current year quarter, compared to $1.1 billion in the prior year period.

On a year-to-date basis at June 30, AFS portfolio earned $4.7 million in the current year, compared to $4.3 million in the prior year period.  The all-in-yield earned from floating-rate MBS was 106 basis points in the current year period, compared to 76 basis points in the prior year period.  Average principal balance declined to $895.7 million in the current year period from $1.1 billion in the prior year period.

HTM portfolios - Mortgage-backed securities (fixed and floating-rate securities), and Housing finance agency bonds

Fixed-rate MBS in the HTM portfolio earned $53.1 million in the current year quarter, compared to $54.3 million in the prior year period.  Yields discussed do not include the impact of credit and non-credit OTTI and accretable yield under GAAP.  We believe economic yield may enhance readers’ understanding of market conditions.  Yields have been declining as vintage higher coupon fixed-rate MBS have paid down.  Market pricing for new issuances of highly-rated GSE securities generally remains tight and yields low.  When new securities were acquired to replace paydowns, tight pricing adversely impacted yields and revenues.

The yield on fixed-rate MBS was 299 basis points in the current year quarter, compared to 305 basis points in the prior year period.  Volume, as measured by average outstanding principal balance, was $7.1 billion in the current year quarter, compared to $7.2 billion in the prior year period, with acquisitions just keeping pace with paydowns.  On a year-to-date basis at June 30, fixed-rate MBS in the HTM portfolio earned $107.8 million in the current year period, almost unchanged compared to $108.8 million in the prior year period.  The overall yield on fixed-rate MBS was 303 basis points in the current year period, compared to 308 basis points in the prior year period.  Average outstanding principal balance was $7.2 billion in the current year period, slightly higher compared to the prior year period.  The impact of a substantially unchanged volume of investment securities and a declining portfolio of high-yielding vintage securities explain the gradual decline in interest income.

Floating-rate MBS in the HTM portfolio earned $15.4 million in the current year quarter, compared to $9.1 million in the prior year period.  Floating-rate MBS are indexed typically to the 1-month LIBOR.  Growth in revenue was driven by an increase in the portfolio, and due to the higher LIBOR level in the current year quarter, as the portfolio re-priced to higher yields.  Average principal balance was $6.5 billion, yielding 95 basis points in the current year quarter, compared to average principal balance of $5.5 billion that yielded 67 basis points in the prior year period.  Market yields for newly issued floating-rate CMBS have improved period-over-period, and acquisitions in the current quarter were at significantly better margins than those acquired in the prior year period.  On a year-to-date basis at June 30, floating-rate MBS in the HTM portfolio earned $28.6 million in the current year period, compared to $17.8 million in the prior year period.  Average principal balance was $6.2 billion, yielding 92 basis points in the current year period, compared to average principal balance of $5.3 billion that yielded 67 basis points in the prior year period.

Housing finance agency bonds

Interest income from housing finance agency bonds (“HFA bonds”) was $2.2 million in the current year quarter, compared to $1.6 million in the prior year period.  On a year-to-date basis at June 30, interest income from HFA bonds was $4.2 million in the current year period, compared to $3.1 million in the prior year period.  HFA bonds are primarily floating-rate securities indexed to LIBOR, and yields benefited from the higher LIBOR as the bonds re-priced to higher yields.  Invested balance was $818.2 million at June 30, 2016, compared to $833.9 million at June 30, 2015 and $825.1 million at December 31, 2015.

(e)                Interest income from mortgage loans — Interest income from MPF loans was $21.6 million in the current year quarter, up from $20.0 million in the prior year period.  Average outstanding balances grew to $2.6 billion in the current year period, up from $2.4 billion in the prior year period.  Yield on the portfolio declined in the current year quarter, primarily due to competitive pricing.  Yield was 335 basis points in the current year period, compared to 342 basis points in the prior year period.

On a year-to-date basis at June 30, interest income from MPF loans was $43.6 million in the current year period, up from $39.3 million in the prior year period.  Average outstanding balances grew to $2.6 billion in the current year period, up from $2.3 billion in the prior year period.  Yield on the portfolio was 341 basis points in the current year period, compared to 350 basis points in the prior year period.

NM — Not meaningful.

Impact of Hedging on Interest Income from Advances — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

We have executed interest rate swaps to modify the effective interest rate terms of many of our fixed-rate advance products and typically all of our putable advances, effectively converting a fixed-rate stream of cash flows from fixed-rate advances to a floating-rate stream of cash flows, typically indexed to LIBOR.  The cash flow patterns achieved our interest rate risk management practices of synthetically converting much of our fixed-rate interest exposures to a LIBOR exposure.

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.8:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$315,874	$355,278	$639,725	$723,686
Net interest adjustment from interest rate swaps (a)	(105,725)	(235,325)	(238,302)	(472,535)
Total Advance interest income reported	$210,149	$119,953	$401,423	$251,151

(a)               Certain fixed-rate advances are hedged by the execution of interest rate swaps that created synthetic floaters (Fair value hedge).  The cash flows exchanged resulted in net unfavorable interest charges to advance income of $105.7 million and $238.3 million in the three and six months ended June 30, 2016, compared with $235.3 million and $472.5 million in the same periods in the prior year.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The difference between the two cash exchanges determines the net interest adjustments, which declines, as it did in the current year period, when the pay and receive cash flows converge.  The higher LIBOR level that we received in the current year period was one factor that narrowed the adjustment.  Certain long-term high fixed coupon swaps had been modified to lower fixed-rate coupons in the second half of 2015 in parallel with advance modifications.  Certain long-term high coupon swaps were terminated in the fourth quarter of 2015 in parallel with advance prepayments.  The spread narrowed between the fixed-rate coupon payments and the 3-month LIBOR received on the modified swaps or the swaps executed to hedge new advances.

Interest Expense — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.9:                                       Interest Expenses — Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
Interest Expense
Consolidated obligations bonds (a)	$139,085	$81,800	(70.03)%	$261,446	$160,527	(62.87)%
Consolidated obligations discount notes (a)	48,861	22,898	NM	97,381	46,048	NM
Deposits (b)	764	93	NM	1,290	213	NM
Mandatorily redeemable capital stock (c)	327	170	(92.35)	623	426	(46.24)
Cash collateral held and other borrowings (d)	338	94	NM	701	157	NM

Total interest expense	$189,375	$105,055	(80.26)%	$361,441	$207,371	(74.30)%

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

Consolidated bonds funded 59.6% of average earning assets in the current year quarter, compared to 55.7% in the prior year period.  Consolidated discount notes funded 33.5% of average earning assets in the current year quarter, compared to 36.9% in the prior year period.  The mix between the use of consolidated obligation fixed-rate bonds and floating-rate bonds is another asset/liability consideration that will impact the period-over-period changes in recorded interest expense.  The level of pricing of consolidated obligation debt will determine changes in funding costs and interest expense, and for swapped debt, period-over-period changes in LIBOR as well as the spread between debt yields and prevailing LIBOR, will have an impact on funding costs.  On a year-to-date basis at June 30, consolidated bonds funded 58.3% of average earning assets in the current year period, compared to 55.7% in the prior year period.  Consolidated discount notes funded 34.8% of average earning assets in the current year period, compared to 36.9% in the prior year period.

Consolidated obligation bonds (“CO bonds” or “bonds”) — Aggregate interest expense of fixed- and floating-rate CO bonds in the current year quarter was $139.1 million at a funding yield of 76 basis points, compared to $81.8 million in the prior year period at a funding yield of 50 basis points.  On a year-to-date basis at June 30, aggregate interest expense of CO bonds in the current year period was $261.4 million at a funding yield of 73 basis points, compared to $160.5 million at a funding yield of 47 basis points in the prior year period.  The reported expenses and funding yields are net of the impact of hedging fixed-rate CO bonds to create synthetic LIBOR indexed interest expense.

Fixed-rate bonds — Interest expense was $100.2 million at a funding yield of 92 basis points in the current year quarter, compared to $79.0 million at a funding yield of 55 basis points in the prior year period.  Interest expense and funding yields were the blended cost of swapped and unswapped fixed-rate bonds.  By way of comparison, the weighted average funding yield of swapped fixed-rate bonds was about 58 basis points in the current year quarter, compared to 16 basis points in the prior year period.  Higher LIBOR has tended to drive up the cost of bonds on a swapped basis as we pay LIBOR indexed cash flows and in exchange we receive fixed-rate cash flows. The sub-LIBOR spread compression on a swapped basis for short and medium-term bonds in the current year period was another factor that drove up funding yields.  Additionally, the spread to LIBOR on longer maturity bonds have remained unfavorable, driving up funding yields when long term funding is needed. On a swapped basis, the cost of funding will tend to be in line with fluctuations in the LIBOR yield curve, as the fixed-rate bonds are synthetically converted to a LIBOR indexed yield.  On a year-to-date basis at June 30, interest expense (swapped and unswapped) was $195.5 million at a funding yield of 86 basis points in the current year period, compared to $155.0 million at a funding yield of 52 basis points in the prior year period.

Floating-rate bonds — Interest expense was $38.9 million in the current year quarter, compared to $2.8 million in the prior year period.  Increase in interest expense was primarily driven by increased utilization of floating-rate bonds in the current year period.  Floating-rate bonds funded 23.5% of average earning assets in the current year quarter, compared to 5.5% in the prior year period.  The mix between the use of fixed-rate bonds and floating-rate bonds is an asset/liability management consideration, partly determined by the interest rate profile of assets that are being funded, and partly by the pricing of variable-rate debt, relative to alternative funding vehicles, such as discount notes or callable bonds with short lock-out periods to first call.  Higher LIBOR in the current year quarter was also a factor driving up the cost of floating-rate funding, which was indexed to LIBOR.  Weighted average funding cost of floating-rate CO bonds was 54 basis points in the current year quarter, compared to 17 basis points in the prior year period.  On a year-to-date basis at June 30, interest expense was $65.9 million in the current year period, compared to $5.5 million in the prior year period.  Floating rate bonds funded 21.2% of average earning assets in the current year period, compared to 5.7% in the prior year period. Weighted average funding cost was 50 basis points in the current year period, compared to 16 basis points in the prior year period, reflective of the rising LIBOR in the current year period.

Consolidated obligation discount notes — As discount notes are short term funding, one year or less.  Discount notes are typically issued at a small premium over equivalent maturity U.S. Treasury bills.  Discount notes do not make interest payments; instead the note is matured at a par value below the issuance price, and the difference between issuance price and par is used to “accrete” to par and to calculate the yield.  Discount note yields have been favorable in the current year quarter with money market investor demand driving yields down.  Sub-LIBOR spreads widened that potentially reduced funding cost when the debt was swapped to a LIBOR basis, or funded a LIBOR indexed asset.  These favorable factors partly offset the unfavorable impact of the general increase in rates in the current year periods.

Interest expense was $48.9 million in the current year quarter, compared to $22.9 million in the prior year period.  Interest expense included the impact of interest rate swaps in a cash flow hedge program in which $1.6 billion of discount notes are hedged that synthetically converts the variability of cash flows of discount notes to fixed-rate cash flows.  Long-term fixed-rate payments are significantly higher than the 3-month LIBOR that we receive. As a result, the strategy increases the overall cost of the discount notes, but assures us of achieving a predictable long-term cost of funds, and locking in future margins.  The synthetic conversion to fixed-rate cash flows resulted in increased interest expense of $8.8 million in the current year quarter and $8.7 million in the prior year period.  On a swapped basis, the weighted average cost was 48 basis points in the current year quarter, compared to 21 basis points in the prior year period.  On an un-swapped basis, the yield paid on consolidated obligation discount notes was 39 basis points in the current year quarter, up from 13 basis points in the prior year period.  On a year-to-date basis at June 30, interest expense was $97.4 million in the current year period, compared to $46.0 million in the prior year.  The synthetic conversion to fixed-rate cash flows resulted in increased cost of $18.0 million in the current year period and $17.3 million in the prior year period.  On a swapped basis, the weighted average cost was 45 basis points in the current year period, compared to 20 basis points in the prior year period.  On an un-swapped basis, the yield paid on consolidated obligation discount notes was 37 basis points in the current year period, up from 13 basis points in the prior year period.

(b)         Interest expense on deposits — The FHLBNY takes deposits from members as a service to its members, and such deposits are not a significant source of funds.  Interest expense on deposits was $0.8 million in the current year quarter, compared to $0.1 million in the prior year period.  Interest expense increased in the current year quarter, primarily due to increases in the overnight deposit rates paid to members on their deposits.  Average deposit balances increased in the current year quarter to $1.5 billion, compared to $1.1 billion in the prior year period.  On a year-to-date basis at June 30, interest expense was $1.3 million in the current year period, compared to $0.2 million in the prior year period, driven primarily by higher rates on deposits.  Average deposit balance was $1.4 billion in the current year period, compared to $1.3 billion in the prior year period.

(c)          Mandatorily redeemable capital stock — Holders of mandatorily redeemable capital stock are paid dividends at the same rate as all member stockholders.  The dividend payments are classified as interest payments to conform to accounting rules with respect to the classification of such dividends.  Reported interest expense has increased period-over-period, in line with increases in the dividend rate paid on capital stock held by non-members, and increases in the average balances of capital stock held by non-members.  For more information about non-member stock, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10-K filed on March 21, 2016

(d)         Cash collateral and other borrowings — Represents interest paid on cash collateral received from swap counterparties.  Period-over-period increases in the current year periods were due to increases in the overnight federal funds effective rates, the primary index associated with the deposit rates.

NM — Not meaningful.

Impact of Hedging on Interest Expense on Debt — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Derivative strategies are primarily used to manage the interest rate risk inherent in fixed-rate debt by converting the fixed-rate funding to floating-rate debt that is indexed to 3-month LIBOR, our preferred funding base.  The strategies are designed to protect future interest margins.  A substantial percentage of non-callable fixed-rate debt is swapped to plain vanilla 3-month LIBOR indexed cash flows.  We also issue fixed-rate callable debt that is typically issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.  The cash flow objectives are accomplished by utilizing a Fair value hedging strategy, benefitting us in two principal ways.  First, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps convert the debt to an adjustable-rate instrument tied to the 3-month LIBOR.  Second, fixed-rate callable bonds issued in conjunction with the execution of interest rate swaps containing a call feature (that mirrors the option embedded in the callable bond), enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.  We may also issue floating rate debt indexed to other than the 3-month LIBOR (Prime, federal funds rate and 1-month LIBOR).  Typically, we would then execute interest rate swaps that would convert the cash flows to the 3-month LIBOR, and designate the hedge as an economic hedge.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.10:                                Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$164,571	$138,239	$317,346	$279,628
Discount notes-Interest expense before adjustment for swaps	40,015	14,195	79,360	28,720
Amortization of basis adjustments	(692)	(468)	(1,361)	(1,132)
Net interest adjustment for interest rate swaps (a)	(15,948)	(47,268)	(36,518)	(100,641)
Total bonds and discount notes-Interest expense	$187,946	$104,698	$358,827	$206,575

(a)         Certain fixed-rate bonds are hedged by interest rate swaps that created synthetic floating-rate bonds (Fair value hedge).  Future issuances of certain discount note issuances are hedged by long-term interest rate swaps that created synthetic fixed-rate future cash flows (Cash flow hedge).  The cash flows exchanged resulted in net favorable interest accruals of $15.9 million and $36.5 million in the three and six months ended June 30, 2016 compared with $47.3 million and $100.6 million in the same periods in the prior year.  A fair value hedge of consolidated obligation bonds and discount notes is accomplished by the execution of interest rate swaps in which we receive fixed-rate cash flows, and pay LIBOR-indexed variable cash flows.  A cash flow hedge of discount notes is accomplished by the execution of interest rate swaps in which we pay fixed-rate cash flows, and receive LIBOR-indexed variable rate cash flows. The difference between the receive and pay cash exchanges determines the net interest adjustments, which declines, as it did in the current year period, when the pay and receive cash flows converge The higher LIBOR level that we have paid in the current year periods was a primary factor that narrowed the adjustment. The net cash flows for the FHLBNY have been generally favorable in the periods in this report, reducing the cost of funding to a LIBOR basis.  If in future periods, LIBOR rises to levels above the fixed-rate contracts, the net cash flows (exchanged between the swap counterparty and the FHLBNY) would become unfavorable.

Allowance for Credit Losses — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

•                  Mortgage loans held-for-portfolio — Provision for credit allowances was $0.4 million in the second quarters of 2016 and 2015.  On a year-to-date basis at June 30, 2016, the provision was $1.5 million, higher than the prior year period by $0.9 million.  The increase in the provision in the year-to-date period in the current year period resulted from a refinement and adoption of the loan loss migration methodology in the first quarter of 2016.

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

Analysis of Non-Interest Income (Loss) — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:                                Other Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Other income (loss):
Service fees and other (a)	$3,481	$2,305	$6,907	$5,269
Instruments held at fair value - Unrealized losses (b)	(2,891)	(2,868)	(11,994)	(5,958)
Total OTTI losses	—	(249)	(113)	(249)
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	(138)	188	(33)	188
Net impairment losses recognized in earnings (c)	(138)	(61)	(146)	(61)
Net realized and unrealized gains on derivatives and hedging activities (d)	1,417	11,257	2,301	17,356
Net realized gains from sale of available-for-sale securities	250	—	250	—
Losses from extinguishment of debt (e)	(1,967)	(7,819)	(2,090)	(7,819)
Total other income (loss)	$152	$2,814	$(4,772)	$8,787

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, and fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fees earned from commitments and financial letters of credit, a primary component of Service fees, were $2.7 million and $5.4 million in the three and six months ended June 30, 2016, compared to $2.3 million and $4.4 million in the same periods in the prior year.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net fair value losses of $2.9 million and $12.0 million in the three and six months ended June 30, 2016, compared to net losses of $2.9 million and $6.0 million in the same periods in the prior year.  Fluctuations in fair values are impacted by changes in the notional amounts of debt and advances elected under the FVO, the remaining duration to maturity, and changes in the term structure of the pricing curve.  Advances elected under the FVO reported gains, offset by losses reported on debt elected under the FVO, as discussed below. For more information, also see financial statements, FVO disclosures in Note 16. Fair Values of Financial Instruments.

FVO Advances — Changes in fair values of advances elected under the FVO resulted in a net loss of $0.2 million in the second quarter of 2016, compared to a net loss of $1.1 million in the same period in the prior year.  On a year-to-date basis at June 30, 2016, fair value gains of $8.3 million were recorded in the 2016 period, compared to fair value gains of $3.3 million in the same period in the prior year.  As FVO Advances are generally medium-term with maturities of two years or less, inter-period volatility is typical.  Advances that are issued in a prior year period, mature (or approach maturity) in the current year period and previously recorded unrealized fair value gains and losses tend to reverse to zero.

Changes in fair values have not been significant as the adjustable rate Advances (ARC advances elected under the FVO) re-priced quarterly to the then prevailing LIBOR and fair values remain close to par.  Also, fair values of medium and short-term fixed-rate advances (elected under the FVO) also remained close to par.  Generally, the volume of advances, as measured by notional amounts designated under the FVO, can have an impact on fair values.  Notional amounts of Advances elected under the FVO were $7.9 billion at June 30, 2016 and $7.3 billion at June 30, 2015.  Changes to the pricing curve have not been a significant factor, as the Advance pricing curve has remained well correlated to the LIBOR curve, which is the index for the ARC coupon; the changes are also well correlated to the CO curve, which is the principal basis for pricing the fixed-rate advances.

FVO Bonds — Changes in fair values of bonds elected under the FVO resulted in a net loss of $0.6 million in the second quarter of 2016, compared to a net loss of $0.1 million in the same period in the prior year.  On a year-to-date basis at June 30, 2016, fair value changes reported a net loss of $11.9 million in the current year period, primarily due to the reversal of previously recorded unrealized fair value gains during the period in line with maturing bonds that were not replaced.  Notional amounts of FVO bonds were $3.6 billion at June 30, 2016, compared to $13.3 billion at December 31, 2015.  In the year-to-date period in the prior year, changes in fair values resulted in a net loss of $4.5 million.  FVO bonds were fixed-rate with original maturities that were generally two years or less.  As bonds matured in a period, unrealized fair value gains and losses recorded in a previous period reversed to zero.  The decline in the CO pricing curve at June 30, 2016 also contributed to fair value losses.  In the prior year periods, shifts in the CO pricing curve were generally not significant.

FVO Discount notes — Changes in fair values of discount notes elected under the FVO reported a net loss of $2.1 million in the second quarter of 2016, compared to a net loss of $1.7 million in the same period in the prior year.  On a year-to-date basis at June 30, 2016, fair value changes reported a net loss of $8.4 million, primarily due to the reversal of previously recorded unrealized fair value gains during the period.  In the prior year period, changes in fair values reported a net loss of $4.7 million.   Inter-period fluctuations in fair value are typical as discount notes mature within a year of issuance.  Discount notes issued in a quarter are likely to mature in subsequent quarters, causing previously recorded unrealized gains and losses to reverse to zero.  Notional amounts of discount notes elected under the FVO were $10.7 billion at June 30, 2016, $12.5 billion at December 31, 2015 and $14.7 billion at June 30, 2015.  The decline in the discount note yield curve at June 30, 2016 also contributed to fair value losses.  In the prior year period, shifts in the discount note pricing curve have generally not been significant.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Cash flow analyses in the periods in this report identified immaterial deterioration in the performance parameters of a previously impaired private-label MBS.

(d)         Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 1.13 and accompanying discussions for more information.

(e)          Earnings Impact of Debt repurchased or transferred — Par amounts of $102.0 million of CO bonds were repurchased or transferred at a loss of $2.0 million in the three months ended June 30, 2016.  In the six months ended June 30, 2016, $109.9 million of CO bonds were repurchased or transferred at a loss of $2.1 million.  Par amounts of $80.0 million of CO bonds were repurchased or transferred in the three months ended June 30, 2015 at a loss of $7.8 million.  Debt repurchased or transferred is executed at negotiated market rates.  See Table 1.12 for more information.

The following table summarizes debt repurchase and transfer activities (in thousands):

Table 1.12:                                Debt Repurchases and Transfers

	Three months ended June 30,
	2016		2015
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Repurchases of CO Bonds	$102,061	$(1,967)	$—	$—
Transfer of CO Bonds to Other FHLBanks	$—	$—	$79,963	$(7,819)

	Six months ended June 30,
	2016		2015
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)

Repurchases of CO Bonds	$109,919	$(2,090)	$—	$—
Transfer of CO Bonds to Other FHLBanks	$—	$—	$79,963	$(7,819)

Earnings Impact of Derivatives and Hedging Activities — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

We may designate a derivative as either a hedge of (1) the fair value changes of a recognized fixed-rate asset (Advance) or liability (Consolidated obligation debt), or an unrecognized firm commitment; (2) a forecasted transaction; or (3) the variability of future cash flows of a floating-rate asset or liability (Cash flow hedge).  We may also designate a derivative as an economic hedge, which does not qualify for hedge accounting under the accounting standards.

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

Generally for the FHLBNY, derivative and hedging gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Typically, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For both categories, derivatives that are standalone, and derivatives and hedged items that qualify under hedge accounting rules, fair value gains and losses are unrealized and sum to zero if held to maturity.  Interest accruals on standalone derivatives are considered as hedging gains or losses on standalone hedges, and realized at the periodic accrual settlement dates.  For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 9.1 – 9.3.

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 1.13:                                Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended June 30, 2016
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(105,725)	$(66)	$25,485	$(8,845)	$—	$—	$(89,151)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(369)	—	1,257	—	—	—	888
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(971)	—	1,550	2,554	—	—	3,133
Net (losses) gains on swaps and caps in other economic hedges	(298)	468	(1,161)	—	(1,902)	289	(2,604)

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(1,638)	468	1,646	2,554	(1,902)	289	1,417

Total earnings impact	$(107,363)	$402	$27,131	$(6,291)	$(1,902)	$289	$(87,734)

	Three months ended June 30, 2015
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(235,325)	$(117)	$56,439	$(8,703)	$—	$—	$(187,706)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	3,585	—	1,070	—	—	—	4,655
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(631)	—	4,114	3,738	—	—	7,221
Net (losses) gains on swaps and caps in other economic hedges	(8)	(383)	173	—	(401)	—	(619)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	2,946	(383)	5,357	3,738	(401)	—	11,257

Total earnings impact	$(232,379)	$(500)	$61,796	$(4,965)	$(401)	$—	$(176,449)

	Six months ended June 30, 2016
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(238,302)	$(116)	$55,900	$(18,021)	$—	$—	$(200,539)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	59	—	1,226	—	—	—	1,285
(Losses) on cash flow hedges	—	—	(47)	—	—	—	(47)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(4,246)	—	4,983	4,705	—	—	5,442
Net (losses) gains on swaps and caps in other economic hedges	(279)	868	(1,536)	—	(3,722)	290	(4,379)

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(4,466)	868	4,626	4,705	(3,722)	290	2,301

Total earnings impact	$(242,768)	$752	$60,526	$(13,316)	$(3,722)	$290	$(198,238)

	Six months ended June 30, 2015
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(472,535)	$(220)	$119,100	$(17,327)	$—	$—	$(370,982)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	2,525	—	1,497	—	—	—	4,022
(Losses) on cash flow hedges	—	—	(265)	—	—	—	(265)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(717)	—	8,560	7,124	—	—	14,967
Net (losses) gains on swaps and caps in other economic hedges	(45)	(476)	1,150	—	(2,037)	40	(1,368)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	1,763	(476)	10,942	7,124	(2,037)	40	17,356

Total earnings impact	$(470,772)	$(696)	$130,042	$(10,203)	$(2,037)	$40	$(353,626)

(a)         Yield adjustments — The impact of amortization/accretion and interest accruals on hedging activities — Previously recorded hedge valuation basis on advances and debt that are no longer in a hedging relationship are amortized and recorded as a yield adjustment in the Statements of income in the same interest income or expense line as the hedged items.  Interest accrual on a swap in a qualifying hedge relationship is also recorded as a yield adjustment in the Statements of income as an Interest income or Interest expense.  Together, their impact due to hedging activities, specifically the impact of swap interest accruals on net interest margin and on Net interest income was significant.  In the current year quarter, net swap accruals and amortization resulted in an aggregate expense against Net interest income of $89.2 million, compared to $187.7 million in the prior year period.  In the year-to-date period ended June 30, the impact was an expense of $200.5 million in the current year period, compared to an expense of $371.0 million in the prior year period.  Interest is accrued on interest rate swaps that generally hedged and synthetically converted fixed-rate cash flows of Advances and Consolidated obligation debt to floating-rate.  In certain instances, we have converted the variability of forecasted discount note cash flows to fixed-rate cash flows by the execution of cash flow hedges.

While the impact of the interest rate exchanges on periodic earnings was unfavorable (an expense), the execution of the interest rate swap contracts achieved our interest rate risk management strategies, primarily to mitigate the risk arising from fixed-rate cash flows from fixed-rate advances borrowed by our members and the issuances of fixed-rate debt to finance our lending activities, or in the cash flow hedge to create a predictable fixed-rate cash flow and lock-in margin.  Additional information is provided in this MD&A in Table 1.3 Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps, Table 1.8 Impact of Interest Rate Swaps on Interest Income Earned from Advances, and Table 1.10 Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense.

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

•                  Standalone derivatives were primarily interest rate swaps designated in economic hedges of advances and debt elected under the FVO and interest rate caps in economic hedges of capped investments.  Standalone derivatives are marked to their fair values without the offset of fair value changes of advances and debt under the FVO or in another economic hedge.  Fair value changes of instruments elected under the FVO are marked to their fair values and recorded separately in Other income in the line item Instruments held at fair value.  Assets and liabilities that were economically hedged, other than those elected under the FVO, were not eligible, under accounting rules, to be marked to their fair values.

•                  Derivatives are marked to their fair values.  If the hedge qualifies under ASC 815, an offsetting change in the fair values of the hedged advance and debt is also recorded in Other income as a component of derivatives and hedging activities.  The difference between fair value changes between the derivative and the hedged instruments is referred to as “the hedge ineffectiveness”.

Derivatives and hedging activities reported net fair value gains of $1.4 million and $2.3 million in the three and six months ended June 30, 2016, compared to net fair value gains of $11.3 million and $17.4 million in the same periods in the prior year.

Primary drivers are discussed below:

Qualifying hedging

•                  Fair value gains and losses on Fair value hedges — Hedge ineffectiveness reported net gains of $0.9 million in the 2016 second quarter, compared to net gains of $4.7 million in the same period in the prior year. For the year-to-date period ended June 30, 2016, hedge ineffectiveness was a net gain of $1.3 million, compared to net gains of $4.0 million in the same period in the prior year.  We do not consider recorded hedge ineffectiveness to be significant relative to more than $65.0 billion in notional amounts of derivative transactions outstanding in fair value hedging relationships in each period in this report.  The small ineffectiveness was consistent with our hedging strategy of closely matching our derivatives with hedged advances and debt.

•                  Fair value gains and losses on Cash flow hedges — We have two primary cash flow hedging strategies — a rollover cash flow strategy hedging the variability of long-term issuances of discount notes, and another strategy to hedge anticipated issuances of debt.  No ineffectiveness has been observed or recorded in the rollover strategy.  Ineffectiveness from hedging anticipated issuances of debt resulted in insignificant amounts of ineffectiveness in all periods in this report.

Standalone derivative:

The impact on earnings from standalone derivatives are recorded in Other income as gains or losses from derivatives and hedging activities.  By policy election, interest accruals on standalone swaps are also recorded as gains or losses from derivatives and hedging activities.  The primary standalone derivative instruments were interest rate swaps and interest rate caps and floors that were in economic hedges of assets, liabilities or balance sheet risks.

Standalone derivatives reported net gains of $0.5 million and $6.6 million in the second quarter of 2016 and in the prior year period.  In the year-to-date period ended June 30, 2016, a net gain of $1.1 million was recorded, compared to net gains of $13.6 million in the prior year period.

The primary factors driving gains and losses in the reporting periods were:

•                  Fair value gains and losses on standalone derivatives.

Standalone derivatives were interest rate swaps, in economic hedges of advances and bonds elected under the FVO, and interest rate caps that mitigated the cash flow risk of capped floating-rate mortgage-backed securities.

Fair values of swaps in economic hedges are one-sided marks without the benefit of offsetting changes in the values of the FVO instruments.  Inter-period valuation fluctuations were generally due to fair value gains and losses in a prior year period that were followed by reversals in subsequent periods in the current year as swaps approached maturity.  The standalone swaps were of relatively short duration, generally with maturities of less than two years; as the swaps approached their maturity, gains and losses reversed, so that at maturity their values were zero.  Valuation changes on interest rate swaps designated in economic hedges of debt elected under the FVO reported net gains of $6.0 million and $15.0 million in the current year quarter and year-to-date period ended June 30, 2016, compared to net gains of $1.3 million and $4.4 million in the same quarter and year-to-date period in the prior year.  Valuation changes of interest rate swaps designated in economic hedges of advances elected under the FVO reported fair value losses of $0.7 million and $3.1 million in the current year quarter and year-to-date period ended June 30, 2016, compared to $0.2 million and $0.3 million in the same quarter and year-to-date period in the prior year.

Valuation changes of interest rate caps, designated as standalone derivatives in economic hedges of floating-rate MBS reported fair value losses of $1.9 million and $3.7 million in the current year quarter and year-to-date period ended June 30, 2016, compared to fair value losses of $0.4 million and $2.0 million in the same quarter and year-to-date period in the prior year.  The fair values of interest rate caps will decline if long-term rates decline or volatility of rates decline; fair values will increase when long-term rates rise or volatility of rates increase.  The interest rate caps are expected to mitigate the cash flow risk exposure of capped floating-rate MBS in a rising interest rate environment.

•                  Interest accruals on standalone derivatives — Interest accruals were included in the reported earnings impact due to the designation of derivatives as standalone (in economic hedges of assets, liabilities or the balance sheet).  Interest accrual expenses were $3.4 million and $7.8 million in the current year quarter and year-to-date period ended June 30, 2016, compared to net accrual income

(gains) of $6.5 million and $11.5 million in the same quarter and year-to-date period in the prior year.  Accrual expenses on standalone interest rate swaps represented payments to swap counterparties that exceeded the payments received by the FHLBNY.  Interest rate swaps in economic hedges of debt elected under the FVO were structured to pay LIBOR indexed cash flows and to receive fixed-rate cash flows.  Interest rate swaps in economic hedges of advances elected under the FVO were structured to pay fixed-rate cash flows, and in return receive variable-rate cash flows.

The policy election — reporting accruals on standalone derivatives as a component of derivatives and hedging activities in Other income, only impacts the reporting classification of accruals and has no impact on Net income. The interest rate swap accruals would have been otherwise reported in Net interest income if the swap was in an ASC 815 hedging relationship.

For more information, also see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow Hedging on Earnings and AOCI — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Derivative gains and losses reclassified from AOCI to current period income — The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:                                Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(147,354)	$(108,257)	$(91,037)	$(86,667)
Net hedging transactions (a)	(22,726)	31,003	(79,599)	8,908
Reclassified into earnings	592	513	1,148	1,018
End of period (b)	$(169,488)	$(76,741)	$(169,488)	$(76,741)

(a)         Net hedging transactions represented changes in valuations that resulted in losses of $22.7 million and $79.6 million in the 2016 second quarter and the year-to-date period, compared to valuation gains of $31.0 million and $8.9 million in the same periods in the prior year. Valuation losses were associated with the two cash flow programs discussed below, but primarily represented changes in fair values of swaps in the discount note cash flow hedging program.

(b)         End of period balances represent fair value losses (effective portion) of contracts open at period end.  There was no ineffectiveness on the open contracts.  For more information, see table: Cash Flow hedges — Fair Value changes in AOCI. Rollforward Analysis in financial statements Note 15.  Derivatives and Hedging Activities.

The two Cash Flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds - From time to time, we execute interest rate swaps on the anticipated issuance of debt to lock in a spread between the earning asset that is expected to settle in a future period and the cost of funding.  The swaps are structured to pay fixed-rate, receive LIBOR indexed cash flows.  Open swap contracts are valued at the end of each reporting period and recorded in the balance sheet as a derivative asset or a liability, with an offset to AOCI.  The effective portion of changes in the fair values of the swaps is recorded in AOCI.  Ineffectiveness, if any, is recorded through earnings.  In this program, the swap is typically terminated upon issuance of the debt instrument.  The termination fair value is recorded in AOCI and reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows, for forecasted transactions to issue consolidated obligation bonds, is between three and six months.

Hedges of discount note issuances - In the “rollover” cash flow hedge strategy, fair values of derivatives are recorded as a derivative asset or a liability in the balance sheet, and the effective portion is recorded as an offset to AOCI.  The ineffective portion is recorded in earnings.  The objective of this cash flow strategy is to hedge the long-term issuances of consolidated obligation discount notes, eliminate the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR), and to create predictable long term fixed-rate funding.

For more information, see financial statements, Note 15.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.15:                                Operating Expenses, and Compensation and Benefits

	Three months ended June 30,
	2016	Percentage of Total	2015	Percentage of Total
Operating Expenses (a)
Occupancy	$1,115	14.56%	$1,039	15.54%
Depreciation and leasehold amortization	863	11.27	917	13.71
All others (b)	5,680	74.17	4,731	70.75
Total Operating Expenses	$7,658	100.00%	$6,687	100.00%

Employee compensation (c)	$9,656	58.80%	$8,412	55.78%
Employee benefits (d)	6,765	41.20	6,669	44.22
Total Compensation and Benefits	$16,421	100.00%	$15,081	100.00%
Finance Agency and Office of Finance (e)	$2,853		$3,414

	Six months ended June 30,
	2016	Percentage of Total	2015	Percentage of Total
Operating Expenses (a)
Occupancy	$2,203	14.50%	$2,201	16.06%
Depreciation and leasehold amortization	1,750	11.52	1,869	13.64
All others (b)	11,242	73.98	9,637	70.30
Total Operating Expenses	$15,195	100.00%	$13,707	100.00%

Employee compensation (c)	$19,197	56.97%	$16,500	52.80%
Employee benefits (d)	14,500	43.03	14,752	47.20
Total Compensation and Benefits	$33,697	100.00%	$31,252	100.00%
Finance Agency and Office of Finance (e)	$6,455		$7,043

(a)         Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.

(b)         The category “All others” included temporary workers, computer service agreements, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance and telecommunications.  Increase period-over-period was primarily due to legal expenses.

(c)          Employee compensation increased somewhat due to market adjustments, and due to additions to headcount.

(d)         Pension plan expenses were almost flat period-over-period.  For more information about pension expenses, see financial statements, Note 14. Employee Retirement Plans in the most recent Form 10-K filed on March 21, 2016.

(e)          We are also assessed for our share of the operating expenses for the Finance Agency and the Office of Finance.  The FHLBanks and two other GSEs share the entire cost of the Finance Agency.  Expenses are allocated by the Finance Agency and the Office of Finance.

Assessments — 2016 Second Quarter Compared to 2015 Second Quarter, and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under ITEM 1 BUSINESS in the most recent Form 10-K filed on March 21, 2016.

The following table provides rollforward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Beginning balance	$111,316	$109,572	$113,352	$113,544
Additions from current period’s assessments	10,218	8,372	19,518	18,203
Net disbursements for grants and programs	(6,569)	(11,442)	(17,905)	(25,245)
Ending balance	$114,965	$106,502	$114,965	$106,502

AHP assessments allocated from net income totaled $10.2 million in the second quarter of 2016, compared to $8.4 million in the prior year period.  On a year-to-date basis at June 30, 2016, allocated assessments were $19.5 million, compared to $18.2 million in the prior year period.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Financial Condition

Table 3.1:               Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	June 30, 2016	December 31, 2015	dollar amount	percentage
Assets
Cash and due from banks	$344,848	$327,482	$17,366	5.30%
Securities purchased under agreements to resell	5,760,000	4,000,000	1,760,000	44.00
Federal funds sold	8,984,000	7,245,000	1,739,000	24.00
Available-for-sale securities	774,646	990,129	(215,483)	(21.76)
Held-to-maturity securities	14,469,368	13,932,372	536,996	3.85
Advances	95,273,312	93,874,211	1,399,101	1.49
Mortgage loans held-for-portfolio	2,631,206	2,524,285	106,921	4.24
Derivative assets	324,335	181,676	142,659	78.52
Other assets	164,036	163,476	560	0.34

Total assets	$128,725,751	$123,238,631	$5,487,120	4.45%

Liabilities
Deposits
Interest-bearing demand	$1,314,849	$1,308,923	$5,926	0.45%
Non-interest-bearing demand	20,359	15,493	4,866	31.41
Term	30,000	26,000	4,000	15.38

Total deposits	1,365,208	1,350,416	14,792	1.10

Consolidated obligations
Bonds	70,900,481	67,715,952	3,184,529	4.70
Discount notes	49,071,921	46,849,868	2,222,053	4.74
Total consolidated obligations	119,972,402	114,565,820	5,406,582	4.72

Mandatorily redeemable capital stock	29,878	19,499	10,379	53.23

Derivative liabilities	197,413	210,113	(12,700)	(6.04)
Other liabilities	386,629	373,301	13,328	3.57

Total liabilities	121,951,530	116,519,149	5,432,381	4.66

Capital	6,774,221	6,719,482	54,739	0.81

Total liabilities and capital	$128,725,751	$123,238,631	$5,487,120	4.45%

Balance Sheet Overview — June 30, 2016 Compared to December 31, 2015

Total assets increased to $128.7 billion at June 30, 2016 from $123.2 billion at December 31, 2015, an increase of $5.5 billion, or 4.5%.  Advances to members increased to $95.3 billion at June 30, 2016 from $93.9 billion at December 31, 2015, an increase of $1.4 billion, or 1.5%.  Cash at banks was $344.8 million at June 30, 2016, compared to $327.5 million at December 31, 2015.  Cash balance at June 30, 2016, included $162.8 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes, and the remaining liquidity was at the Federal Reserve Bank of New York (“FRBNY”).

Overnight investments at June 30, 2016 were $9.0 billion in federal funds sold and $5.8 billion in overnight resale agreements.  Overnight investments at December 31, 2015 were $7.2 billion in federal funds and $4.0 billion in overnight resale agreements.  In years prior to those reported, opportunities for investing in short-term assets and meeting our risk/reward preferences were limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the prevailing low overnight rates at financial institutions.  Market yields for overnight investments have improved.  Additionally, with the success of the tri-party repo infrastructure reform efforts in the repo markets, the FHLBNY has leveraged the infrastructure, and specifically has utilized the Bank of New York (“BONY”) as its tri-party custodian bank to transact in a streamlined process for exchanging “repo cash” for securities collateral.  We are also eligible to engage in the Federal Reserve Bank of New York’s reverse repurchase transactions (“RRP”).  At June 30, 2016, overnight investments in the securities purchased under agreements to resell included $4.0 billion in the RRP program with BONY as the custodian.  With these processes in place at the FHLBNY, we are better positioned to manage the FHLBNY’s liquidity practices, from a risk/reward perspective, and earn higher income from investing excess liquidity.

Advances — Par balances increased at June 30, 2016 to $94.4 billion, compared to $93.5 billion at December 31, 2015.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS is our investment profile.

In the AFS portfolio, long-term investments at June 30, 2016 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $0.7 billion, compared to $1.0 billion at December 31, 2015.

The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, which were classified as AFS; funds were carried on the balance sheet at fair values of $38.4 million and $32.9 million at June 30, 2016 and December 31, 2015.

In the HTM portfolio, long-term investments at June 30, 2016 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities, and housing finance agency bonds.  Carrying values of HTM securities are reported at amortized cost adjusted for credit and non-credit OTTI.  MBS were carried at $13.7 billion and $13.1 billion at June 30, 2016 and December 31, 2015.  Private-label issued MBS were only about 2% of the HTM portfolio of mortgage-backed securities at June 30, 2016 and December 31, 2015.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $818.2 million and $825.1 million at June 30, 2016 and December 31, 2015.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.6 billion at June 30, 2016, up a little from the balance at December 31, 2015.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in the six months ended June 30, 2016 were $131.3 million, compared to $127.8 million in the same period in the prior year.  Acquisitions in the six months ended June 30, 2016 were $242.5 million, compared to $385.0 million in same period in the prior year.  Credit performance has been strong and delinquency low.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Capital ratios — Our capital position remains strong.  At June 30, 2016, actual risk-based capital was $7.0 billion, compared to required risk-based capital of $695.2 million.  To support $128.7 billion of total assets at June 30, 2016, the required minimum regulatory risk-based capital was $5.1 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.0 billion, exceeding required capital by $1.9 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At June 30, 2016, balance sheet leverage (based on GAAP) was 19.0 times shareholders’ equity, compared to 18.3 times at December 31, 2015.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity and Debt — At June 30, 2016, liquid assets included $177.0 million as demand cash balances at the Federal Reserve Bank of New York, $162.8 million as compensating cash balances at Citibank that could be withdrawn at short notice, $14.7 billion in overnight loans in the federal funds and the repo markets, and $0.7 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold Contingency Liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual Contingency Liquidity under the 5-day scenario in the 2016 second quarter was $26.5 billion, well in excess of the required $2.2 billion.

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

The increase in amounts outstanding at June 30, 2016, relative to December 31, 2015 has been largely driven by demand for adjustable-rate advances (“ARCs”).

Table 4.1:                                                               Advance Trends

Member demand for advance products

Par amounts of advances outstanding were $94.4 billion at June 30, 2016, compared to $93.5 billion at December 31, 2015.  Carrying values of advances outstanding at June 30, 2016 increased to $95.3 billion, up from $93.9 billion at December 31, 2015.  Carrying values included unrealized net fair value hedging basis adjustments.  For advances hedged under a qualifying hedging rule, net fair value gains of $863.3 million and $336.5 million were recorded at June 30, 2016 and December 31, 2015, and were computed based on changes in the LIBOR benchmark rate.  For advances elected under the fair value option (“FVO”), valuations were the entire fair values of advances, and net valuation basis gains of $9.5 million and $0.3 million were recorded at June 30, 2016 and December 31, 2015.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.2:                                                               Advances by Product Type

	June 30, 2016		December 31, 2015
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$28,765,125	30.47%	$26,547,890	28.38%
Fixed Rate Advances	45,571,662	48.27	45,857,975	49.03
Short-Term Advances	10,143,490	10.75	11,617,757	12.42
Mortgage Matched Advances	455,880	0.48	490,716	0.52
Overnight & Line of Credit (OLOC) Advances	3,483,255	3.69	3,738,527	4.00
All other categories	5,981,039	6.34	5,284,544	5.65

Total par value	94,400,451	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments	863,335		336,489
Fair value option valuation adjustments and accrued interest	9,526		313

Total	$95,273,312		$93,874,211

Adjustable Rate Advances (“ARC Advances”) - ARC Advances are medium- and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the federal funds rate, or Prime.  The ARC interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to LIBOR.  Principal is due at maturity and interest payments are due at each reset date, including the final payment date.  Members use ARC Advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets.  Some members may elect to use ARC Advances as part of a cash flow hedge strategy, where they will synthetically convert the floating-rate borrowing to fixed-rate with the use of interest rate swaps.

Fixed-rate Advances — Medium and long-term fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances has remained steady through the two quarters of 2016, with maturing advances replaced by new borrowings.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances include advances with a “put” option feature (“putable advance”).  Putable advances were $2.9 billion at June 30, 2016, compared to $3.6 billion at December 31, 2015.  Historically, in years prior to periods in this report, fixed-rate putable advances had been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant and member demand was weak.

Short-term Advances — Member demand for short-term fixed-rate advances was uneven in the two quarters in 2016.  Outstanding balances at June 30, 2016 grew to $10.1 billion after a decline to $7.8 billion at March 31, 2016, compared to $11.6 billion at December 31, 2015.  Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Overnight advance balances were $3.5 billion at June 30, 2016, compared to $3.7 billion at December 31, 2015.  Fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight advances mature on the next business day, at which time the advance is repaid.

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

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.3:                                                               Advances by Interest-Rate Payment Terms

	June 30, 2016		December 31, 2015
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$65,564,166	69.46%	$66,951,089	71.57%
Variable-rate (b)	28,626,439	30.32	26,580,320	28.42
Variable-rate capped or floored (c)	206,000	0.22	6,000	0.01
Overdrawn demand deposit accounts	3,846	—	—	—

Total par value	94,400,451	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments	863,335		336,489
Fair value option valuation adjustments and accrued interest	9,526		313

Total	$95,273,312		$93,874,211

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The category includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at June 30, 2016, with only 4.7% of advances in the remaining maturity bucket of greater than 5 years (4.4% at December 31, 2015).

(b)         ARC Advances are typically indexed to LIBOR.  The FHLBNY’s larger members are generally borrowers of variable-rate advances.

(c)          Category represents ARCs with options that “cap” increase or” floor” decrease in the LIBOR index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.4:                                                               Advances by Maturity and Yield Type

	June 30, 2016		December 31, 2015
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Fixed-rate
Due in one year or less	$27,648,347	29.29%	$28,844,057	30.84%
Due after one year	37,915,819	40.16	38,107,032	40.74

Total Fixed-rate	65,564,166	69.45	66,951,089	71.58

Variable-rate
Due in one year or less	12,022,466	12.74	8,164,490	8.73
Due after one year	16,813,819	17.81	18,421,830	19.69

Total Variable-rate	28,836,285	30.55	26,586,320	28.42
Total par value	94,400,451	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments (a)	863,335		336,489
Fair value option valuation adjustments and accrued interest (b)	9,526		313
Total	$95,273,312		$93,874,211

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

(a)         Hedging valuation basis adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances.  The application of this accounting methodology resulted in the recognition of unrealized hedge valuation gains at June 30, 2016 and December 31, 2015 (See Table 4.3 above).  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  Hedging valuation basis adjustments resulted in a net gain of $863.3 million at June 30, 2016, compared to a net gain of $336.5 million at December 31, 2015.  The benchmark swap curve declined at term points beyond the very short-end of the curve at June 30, 2016, relative to December 31, 2015, causing fair value basis gains to increase at June 30, 2016.  The hedged advance portfolio is fixed-rate and fair values will increase when forward rates decline.

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

Valuation adjustments have not been significant relative to the par amounts of the FVO advance, as advances elected under the FVO were either variable rate LIBOR indexed advances, which re-priced frequently to market indices, or fixed-rate medium- term, and valuation basis remained near to par.  Increase in fair value basis was due to declining market interest rates; fair value basis moves inversely to market rates.  The FVO advance portfolio was $7.8 billion at June 30, 2016, compared to $9.5 billion at December 31, 2015, and we have elected the FVO on an instrument-by-instrument basis.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Option Disclosures in Note 16.  Fair Values of Financial Instruments.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.5:                                                                                       Hedged Advances by Type

Par Amount	June 30, 2016	December 31, 2015
Qualifying Hedges
Fixed-rate bullets (a)	$37,601,278	$39,671,761
Fixed-rate putable (b)	2,904,350	3,583,600
Fixed-rate callable	5,000	—
Fixed-rate with embedded cap	180,075	180,075

Total Qualifying Hedges	$40,690,703	$43,435,436

Aggregate par amount of advances hedged (c)	$40,917,150	$43,444,011
Fair value basis (Qualifying hedging adjustments)	$863,335	$336,489

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

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.6:                                                                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	June 30, 2016	December 31, 2015
Advances designated under FVO (a)	$7,843,425	$9,532,240

(a)         Advances elected under the FVO declined primarily due to maturing ARC advances that were not rolled over.  FVO advances at June 30, 2016 were Adjustable rate (ARCs) $4.8 billion; Fixed-rate $3.0 billion.  FVO advances at December 31, 2015 were Adjustable rate (ARCs) $5.8 billion; Fixed-rate $3.7 billion.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (par amounts in thousands):

Table 4.7:                                                                                       Putable and Callable Advances

	June 30, 2016	December 31, 2015
Putable/callable	$2,904,350	$3,583,600
No-longer putable/callable	$1,710,500	$1,574,500

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

The following table summarizes changes in investments by categories: Held-to-maturity securities, Available-for-sale securities, and money market investments (Carrying values in thousands):

Table 5.1:                                       Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2016	2015	Variance	Variance

State and local housing finance agency obligations (a)	$818,170	$825,050	$(6,880)	(0.83)%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	736,241	957,256	(221,015)	(23.09)
Held-to-maturity securities, at carrying value (b)	13,651,198	13,107,322	543,876	4.15
Total securities	15,205,609	14,889,628	315,981	2.12

Grantor trust (c)	38,405	32,873	5,532	16.83
Securities purchased under agreements to resell	5,760,000	4,000,000	1,760,000	44.00
Federal funds sold	8,984,000	7,245,000	1,739,000	24.00

Total investments	$29,988,014	$26,167,501	$3,820,513	14.60%

(a)         State and local housing finance agency bonds — Bonds are classified as HTM and are carried at amortized cost.  No acquisitions were made in the six months ended June 30, 2016.

(b)         Mortgage-backed securities classified as AFS — No acquisitions were made in the six months ended June 30, 2016.  AFS securities outstanding are GSE issued floating-rate MBS carried at fair value.

Mortgage-backed securities classified as HTM — $1.3 billion of GSE-issued MBS were acquired in the six months ended June 30, 2016 and designated as HTM.  Approximately 98.0% of HTM mortgage-backed securities are GSE issued securities.

(c)         The grantor trust is classified as AFS.  We invested $5.5 million in the grantor trust in the six months ended June 30, 2016.  Trust funds represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The fund is owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefits Equalization Pension plan.  For more information about the pension plan, see financial statements, Note 14.  Employee Retirement Plans in the Bank’s most recent Form 10-K filed on March 21, 2016.

Long-Term Investment Securities

Pricing of GSE-issued MBS has remained tight, and acquisitions were made only when pricing justified our risk/reward criteria.  Unpaid principal balances of investments in MBS was $14.4 billion at June 30, 2016, an increase of $326.8 million (net of paydowns), compared to December 31, 2015.  By policy, we acquire only GSE-issued RMBS and CMBS.

The long-term investment securities at June 30, 2016 comprised of a portfolio of GSE-issued MBS, a small portfolio of vintage private label MBS, and a small portfolio of housing finance agency bonds, as summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $0.7 billion at June 30, 2016, compared to $1.0 billion at December 31, 2015.  Unpaid principal balances decreased by $216.5 million in the six months ended June 30, 2016.  No acquisitions were designated to the AFS portfolio; we sold $116.4 million at a small gain in the six months ended June 30, 2016.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at June 30, 2016 and December 31, 2015.  The AFS securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  The risk arising from the capped floating-rate MBS in our portfolios of available-for-sale and held-to-maturity securities is economically hedged by $2.7 billion notional amounts of interest rate caps.  For more information about the interest rate caps, see financial statements, Note 15.  Derivatives and Hedging Activities, and Table 9.3 Derivative Hedging Strategies — Balance Sheet and Intermediation in this MD&A.  No AFS securities were determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6.  Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of portfolios of GSE issued fixed and floating-rate MBS, and a small portfolio of Private label MBS (98.0%, GSE-issued; 2.0%, PLMBS).  Securities classified as HTM are carried at amortized cost less adjustments for credit and non-credit OTTI losses and OTTI recoveries.  Unpaid principal balance of fixed-rate MBS was $7.1 billion and $7.3 billion at June 30, 2016 and December 31, 2015.  No acquisitions were designated to the fixed-rate portfolio in the six months ended June 30, 2016; paydowns were $225.2 million.  Unpaid principal balance of floating-rate MBS was $6.6 billion at June 30, 2016 and $5.9 billion at December 31, 2015.  In the six months ended June 30, 2016, we acquired $1.3 billion of floating-rate securities, ahead of $519.3 million in paydowns.  HTM floating-rate securities are typically indexed to the 1-month LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  As discussed in the previous bullet, the risk arising from capped AFS and HTM floating-rate securities is economically hedged by the purchased interest rate caps.  For more information about HTM securities, see financial statements, Note 5.  Held-to-Maturity Securities.

•                  Housing finance agency bonds (“HFA bonds”), all designated as HTM, were carried at amortized cost basis of $818.2 million and $825.1 million at June 30, 2016 and December 31, 2015.  We did not acquire HFA bonds in the six months ended June 30, 2016.  HFA bonds are primarily floating rate instruments indexed to LIBOR.  No HFA bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	June 30, 2016			December 31, 2015
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,047,223	$5,158,622	74.51%	$5,356,075	$5,401,014	79.71%
Freddie Mac	9,039,388	9,267,919	133.44	8,377,753	8,492,476	124.68
Ginnie Mae	42,686	42,877	0.63	48,584	48,887	0.72
All Others - PLMBS	258,142	316,898	3.81	282,166	346,327	4.20
Non-MBS (b)	856,575	817,066	12.64	857,923	815,647	12.77

Total Investment Securities	$15,244,014	$15,603,382	225.03%	$14,922,501	$15,104,351	222.08%

Categorized as:

Available-for-Sale Securities	$774,646	$774,646		$990,129	$990,129

Held-to-Maturity Securities	$14,469,368	$14,828,736		$13,932,372	$14,114,222

(a)          Carrying values include fair values for AFS securities.

(b)          Non-MBS consists of housing finance agency bonds and a grantor trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	June 30, 2016
					Below Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Mortgage-backed securities	$1,296	$13,403,389	$150,406	$26,299	$69,808	$13,651,198
State and local housing finance agency obligations	52,250	733,770	32,150	—	—	818,170

Total Long-term securities	$53,546	$14,137,159	$182,556	$26,299	$69,808	$14,469,368

	December 31, 2015
					Below Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Mortgage-backed securities	$1,443	$12,833,230	$168,531	$28,572	$75,546	$13,107,322
State and local housing finance agency obligations	53,000	739,590	32,460	—	—	825,050

Total Long-term securities	$54,443	$13,572,820	$200,991	$28,572	$75,546	$13,932,372

See footnotes (a) and (b) under Table 5.4

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	June 30, 2016			December 31, 2015
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$736,241	$—	$736,241	$957,256	$—	$957,256
Other - Grantor trust (c)	—	38,405	38,405	—	32,873	32,873

Total Available-for-sale securities	$736,241	$38,405	$774,646	$957,256	$32,873	$990,129

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

(c)          Highly liquid equity and bond mutual funds, carried at net asset values (NAVs) as fair values.  We invested $5.5 million in the six months ended June 30, 2016.

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

Fair Value Levels of Investment Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at June 30, 2016 and December 31, 2015, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

For a comparison of carrying values and fair values of investment securities, see financial statements, Note 5. Held-to-Maturity Securities and Note 6. Available-for-Sale Securities.  For more information about the corroboration and other analytical procedures performed, see Note 16. Fair Values of Financial Instruments.

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amortized cost by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2016		December 31, 2015
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$77,441	1.55%	$79,921	1.60%
Due after one year through five years	4,118,121	2.57	3,305,668	2.47
Due after five years through ten years	5,453,140	1.73	5,307,509	1.92
Due after ten years	4,767,380	1.87	5,398,560	1.79

Total mortgage-backed securities	$14,416,082	2.02%	$14,091,658	2.00%

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

Cash flow analysis in the six months ended June 30, 2016 identified de minimus deterioration in the performance parameters of previously impaired private-label MBS.  Credit OTTI charged to earnings was immaterial.

The results of the adverse case scenario are presented next to expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (dollars in thousands):

Table 5.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of June 30, 2016
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$17,283	$(89)	8	$17,283	$(140)
RMBS	Alt-A	5	4,087	—	5	4,087	(5)
HEL	Subprime	30	232,421	(49)	30	232,421	(96)
Manufactured Housing Loans	Subprime	2	68,525	—	2	68,525	—
Total Securities		45	$322,316	$(138)	45	$322,316	$(241)

		As of December 31, 2015
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$20,974	$(116)	8	$20,974	$(172)
RMBS	Alt-A	5	4,460	—	5	4,460	(17)
HEL	Subprime	30	249,495	—	30	249,495	(3,326)
Manufactured Housing Loans	Subprime	2	76,202	—	2	76,202	—
Total Securities		45	$351,131	$(116)	45	$351,131	$(3,515)

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

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a) in thousands):

Table 5.7:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	June 30, 2016			December 31, 2015
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
RMBS
Prime	$15,783	$1,500	$17,283	$19,187	$1,787	$20,974
Alt-A	2,792	1,295	4,087	3,017	1,443	4,460
Total RMBS	18,575	2,795	21,370	22,204	3,230	25,434

Home Equity Loans
Subprime	195,913	36,508	232,421	210,282	39,213	249,495

Manufactured Housing Loans
Subprime	68,525	—	68,525	76,202	—	76,202
Total UPB of private-label MBS (b)	$283,013	$39,303	$322,316	$308,688	$42,443	$351,131

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

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (dollars in thousands):

Table 5.8:                                       PLMBS by Year of Securitization and External Rating

	June 30, 2016
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS
Prime
2006	$6,732	$—	$—	$—	$—	$6,732	$5,768	$(145)	$5,699
2005	4,928	—	—	—	—	4,928	4,432	—	4,919
2004 and earlier	5,623	—	2,745	1,379	—	1,499	5,588	(87)	5,541
Total RMBS Prime	17,283	—	2,745	1,379	—	13,159	15,788	(232)	16,159
Alt-A
2004 and earlier	4,087	1,296	—	775	920	1,096	4,087	(39)	4,054
Total RMBS	21,370	1,296	2,745	2,154	920	14,255	19,875	(271)	20,213
HEL Subprime
2004 and earlier	232,421	—	10,703	79,773	32,510	109,435	203,180	(2,907)	225,810
Manufactured Housing Loans Subprime
2004 and earlier	68,525	—	—	68,525	—	—	68,516	—	70,875
Total PLMBS	$322,316	$1,296	$13,448	$150,452	$33,430	$123,690	$291,571	$(3,178)	$316,898

	December 31, 2015
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS
Prime
2006	$7,390	$—	$—	$—	$—	$7,390	$6,526	$(228)	$6,365
2005	6,254	—	—	—	—	6,254	5,735	—	6,267
2004 and earlier	7,330	—	3,839	1,704	—	1,787	7,296	(93)	7,256
Total RMBS Prime	20,974	—	3,839	1,704	—	15,431	19,557	(321)	19,888
Alt-A
2004 and earlier	4,460	1,443	—	911	961	1,145	4,460	(77)	4,421
Total RMBS	25,434	1,443	3,839	2,615	961	16,576	24,017	(398)	24,309
HEL Subprime
2004 and earlier	249,495	—	4,244	93,605	35,541	116,105	218,769	(2,651)	243,746
Manufactured Housing Loans Subprime
2004 and earlier	76,202	—	—	76,202	—	—	76,193	—	78,272
Total PLMBS	$351,131	$1,443	$8,083	$172,422	$36,502	$132,681	$318,979	$(3,049)	$346,327

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

Securities purchased under agreement to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $5.8 billion at June 30, 2016 and $4.0 billion at December 31, 2015.  For more information, see financial statements, Note 4.  Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased under Agreement to Resell.

Federal funds sold — Federal funds sold at June 30, 2016 and December 31, 2015 represented overnight unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (dollars in thousands):

Table 5.9:                                       Federal Funds Sold by Domicile of the Counterparty

							Three months ended June 30,		Six months ended June 30,
	June 30, 2016		December 31, 2015		Balances at		Daily average		Daily average
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	June 30, 2016	December 31, 2015	2016	2015	2016	2015

Australia	AA-	AA2	AA-	AA2	$2,104,000	$1,000,000	$1,906,835	$427,264	$1,904,819	$341,365
Canada	A to AA-	AA3 to AA1	A to AA-	AA3 to AA1	1,820,000	1,753,000	2,341,032	3,907,110	2,298,720	4,090,066
Finland	AA-	AA3	AA-	AA3	1,504,000	1,418,000	1,493,319	1,160,341	1,455,412	1,481,403
Netherlands	A+	AA2	A+	AA2	820,000	773,000	760,231	773,407	752,115	856,503
Norway	A+	AA2	A+	AA3	100,000	400,000	806,418	1,129,549	798,538	1,162,492
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA3 to AA2	1,750,000	—	3,000,934	1,711,527	2,774,736	1,626,403
Switzerland	A	A2	A	A1	—	—	7,143	—	7,692	—
UK	A-	A2	A-	A2	750,000	—	738,462	—	709,341	—

Subtotal					8,848,000	5,344,000	11,054,374	9,109,198	10,701,373	9,558,232

USA	A- to AA-	BAA1 to AA2	A- to AA-	BAA1 to AA2	136,000	1,901,000	544,110	144,945	856,923	580,901
Total					$8,984,000	$7,245,000	$11,598,484	$9,254,143	$11,558,296	$10,139,133

Interest earning cash deposits (pledged collateral) with derivative counterparties — At June 30, 2016 and December 31, 2015, we had deposited $635.3 million and $370.5 million in interest-earning cash as pledged collateral or as margins to derivative counterparties.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earns interest at the overnight federal funds rate.

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

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.6 billion at June 30, 2016, an increase of $106.4 million (net of acquisitions and paydowns) from the balance at December 31, 2015.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

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

The following table summarizes MPF loan by product types (par value, in thousands):

Table 6.1:                                       MPF by Product Types

	June 30, 2016	December 31, 2015

Original MPF (a)	$469,424	$463,106
MPF 100 (b)	3,691	4,062
MPF 125 (c)	1,770,400	1,670,053
MPF 125 Plus (d)	123,612	140,993
Other (e)	217,457	199,975
Total par MPF loans	$2,584,584	$2,478,189

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                                       MPF by Conventional and Insured Loans

	June 30, 2016	December 31, 2015

Federal Housing Administration and Veteran Administration insured loans	$217,399	$199,915
Conventional loans	2,367,127	2,278,214
Others	58	60

Total par MPF loans	$2,584,584	$2,478,189

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

Table 6.3:                                       Rollforward First Loss Account (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Beginning balance	$27,525	$24,065	$27,107	$22,116
Additions	1,629	1,317	1,957	3,395
Resets(a)	(347)	—	(347)	—
Charge-offs	(321)	(238)	(231)	(367)
Ending balance	$28,486	$25,144	$28,486	$25,144

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

Table 6.4:                                       Second Losses and SMI Coverage (in thousands)

	June 30, 2016	December 31, 2015

Second Loss Position (a)	$126,381	$116,405
SMI Coverage - NY share only (b)	$17,593	$17,593
SMI Coverage - portfolio (b)	$17,958	$17,958

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan and PFI concentration:

Table 6.5:                                       Concentration of MPF Loans

	June 30, 2016		December 31, 2015
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	70.0%	59.4%	70.8%	60.5%

Table 6.6:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	June 30, 2016
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$292,550	11.32%
New York Community Bank	198,097	7.67
Investors Bank	181,723	7.03
Elmira Savings Bank	131,662	5.09
Manufacturers and Traders Trust Company	123,917	4.79
All Others	1,656,577	64.10

Total	$2,584,526	100.00%

	December 31, 2015
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$306,650	12.37%
Investors Bank	188,201	7.60
Manufacturers and Traders Trust Company	141,334	5.70
Elmira Savings Bank	133,353	5.38
First Choice Bank	130,953	5.29
All Others	1,577,638	63.66

Total	$2,478,129	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $148.5 million at June 30, 2016 and $145.9 million at December 31, 2015, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $5.9 million and $8.1 million at June 30, 2016 and December 31, 2015.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of consolidated obligation bonds outstanding at June 30, 2016 was $70.9 billion (par, $70.2 billion), compared to $67.7 billion (par, $67.2 billion) at December 31, 2015.  Carrying values included valuation basis losses of $712.7 million at June 30, 2016 and $490.2 million at December 31, 2015.  For more information about valuation basis adjustments, see Table 7.1 Consolidated Obligation Bonds by Type.

Consolidated obligation discount notes — The carrying value of consolidated obligation discount notes outstanding was $49.1 billion at June 30, 2016 and $46.8 billion at December 31, 2015.  Discount notes funded 34.8% of average earning assets in the six months ended June 30, 2016, compared to 36.9% in the same period in the prior year.  No discount notes had been hedged under a fair value accounting hedge at June 30, 2016 and December 31, 2015, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Discount notes elected under the FVO were par amounts of $10.6 billion and $12.5 billion at June 30, 2016 and December 31, 2015.  Valuation adjustments on the FVO discount notes were fair value losses of $17.6 million and $12.2 million at June 30, 2016 and December 31, 2015.  For more information about valuation basis adjustments, see Table 7.7 Discount Notes Outstanding.  Certain discount notes were hedged under a cash flow accounting hedge, and are discussed in financial statements, Note 15. Derivatives and Hedging Activities.

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

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	June 30, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$37,564,075	53.53%	$45,808,600	68.15%
Fixed-rate, callable	1,750,000	2.49	3,698,000	5.50
Step Up, callable	105,000	0.15	525,000	0.78
Step Down, callable	50,000	0.07	—	—
Single-index floating rate	30,709,000	43.76	17,185,000	25.57

Total par value	70,178,075	100.00%	67,216,600	100.00%

Bond premiums	41,789		42,169
Bond discounts	(32,099)		(33,001)
Hedge valuation basis adjustments (a)	563,779		346,423
Hedge basis adjustments on terminated hedges (b)	143,024		145,512
FVO (c) - valuation adjustments and accrued interest	5,913		(1,751)

Total Consolidated obligation-bonds	$70,900,481		$67,715,952

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

At June 30, 2016, the application of the accounting methodology resulted in the recognition of $563.8 million in hedge valuation basis losses, compared to losses of $346.4 million at December 31, 2015.  Most of existing hedged bonds are fixed-rate liabilities, which had been issued at higher coupons in prior years at the then prevailing higher interest rate environment, and fair values will move inversely to market rates.  Generally, hedge valuation basis are unrealized and will reverse to zero if held to their maturity or their call dates.  Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were on average short- and medium-term.

Valuation losses have increased at June 30, 2016, in line with the declining forward LIBOR (the swap curve) at June 30, 2016 compared to December 31, 2015; the swap curve is the discounting basis of bonds hedged under ASC 815.  More information is provided in Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships.  The net unrealized cumulative losses at the hedge termination dates for such bonds are no longer adjusted for changes in the benchmark rate.  Instead, the valuation basis are amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense.  Unamortized basis adjustments on terminated hedges were losses of $143.0 million and $145.5 million at June 30, 2016 and December 31, 2015.  If the CO bonds are held to maturity, the basis losses will be amortized to zero.

(c)          FVO valuation adjustments — Carrying values of bonds elected under the FVO include valuation basis losses of $5.9 million at June 30, 2016 and valuation basis gains of $1.8 million at December 31, 2015.  Valuation basis adjustments are recorded to recognize changes in the entire fair values of bonds elected under the FVO, including accrued interest payable.  The discounting basis for computing the change in fair value basis of bonds elected under the FVO is the observable (FHLBank) CO bond yield curve.  All FVO bonds are short- and medium-term, and fluctuations in their valuation, excluding interest payable, were not significant as the bonds re-price relatively frequently to market indices, remaining near to par, although there could be inter-period volatility over their life cycle.  FVO bonds outstanding at June 30, 2016 reported valuation losses in line with the declining market observable CO curve at June 30, 2016.  When the market observed CO rate (the cost of funds pricing curve for the FHLBNY) declines, fair value losses will move inversely and will increase.

Par amounts of bonds elected under the FVO were $3.6 billion at June 30, 2016, compared to $13.3 billion at December 31, 2015. We have elected the FVO on an instrument-by-instrument basis.  For bonds elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.  More information about debt elected under the FVO is provided in financial statements, Note 16.  Fair Values of Financial Instruments (See Fair Value Option Disclosures).

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2016	December 31, 2015
Qualifying Hedges
Fixed-rate bullet bonds	$24,432,715	$23,259,610
Fixed-rate callable bonds	605,000	2,380,000
	$25,037,715	$25,639,610

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2016	December 31, 2015
Bonds designated under FVO	$3,571,135	$13,322,660

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2016	December 31, 2015
Bonds designated as economically hedged
Floating-rate bonds (a)	$7,500,000	$3,735,000
Fixed-rate bonds (b)	55,000	45,000
	$7,555,000	$3,780,000

(a)         Floating-rate debt — Floating-rate bonds were indexed to 1-month LIBOR and swapped in economic hedges to 3-month LIBOR with the execution of basis swaps.  Issuances of floating-rate bonds increased partly due to favorable pricing of the 1-month LIBOR indexed bonds, and partly due to increase in the funding needs for variable debt.

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	June 30, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$39,628,210	56.47%	$40,573,630	60.36%
Due or callable after one year through two years	21,851,610	31.14	17,785,465	26.46
Due or callable after two years through three years	3,500,940	4.99	3,123,285	4.65
Due or callable after three years through four years	934,120	1.33	1,278,750	1.90
Due or callable after four years through five years	1,017,085	1.45	925,050	1.38
Thereafter	3,246,110	4.62	3,530,420	5.25

Total par value	70,178,075	100.00%	67,216,600	100.00%

Bond premiums	41,789		42,169
Bond discounts	(32,099)		(33,001)
Hedge valuation basis adjustments	563,779		346,423
Hedge basis adjustments on terminated hedges	143,024		145,512
FVO - valuation adjustments and accrued interest	5,913		(1,751)

Total bonds	$70,900,481		$67,715,952

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable Bonds

	June 30, 2016	December 31, 2015
Callable	$1,905,000	$4,223,000
Non-Callable	$68,273,075	$62,993,600

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	June 30, 2016	December 31, 2015

Par value	$49,102,209	$46,875,847
Amortized cost	$49,054,356	$46,837,709
FVO (a) - valuation adjustments and remaining accretion	17,565	12,159
Total discount notes	$49,071,921	$46,849,868
Weighted average interest rate	0.37%	0.26%

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

The following table summarizes discount notes under the FVO (par amounts, in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	June 30, 2016	December 31, 2015
Discount notes designated under FVO (a)	$10,648,355	$12,459,708

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.  For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (par amounts, in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2016	December 31, 2015
Discount notes hedged under qualifying hedge (a)	$1,589,000	$1,589,000

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

Recent Rating Actions

Table 7.10 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at August 3, 2016.

Table 7.10:                                FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2016	August 3, 2016	AA+/A-1+	Stable/Affirmed	May 6, 2016	Aaa/P-1	Stable/Affirmed
				April 20, 2016	Aaa/P-1	Stable/Affirmed

2015	June 25, 2015	AA+/A-1+	Stable/Affirmed	December 22, 2015	Aaa/P-1	Stable/Affirmed
				June 24, 2015	Aaa/P-1	Stable/Affirmed

2014	August 19, 2014	AA+/A-1+	Stable/Affirmed	December 22, 2014	Aaa/P-1	Stable/Affirmed
				July 2, 2014	Aaa/P-1	Stable/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $118.8 million and $108.6 million at June 30, 2016 and December 31, 2015.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities — Amounts outstanding were $152.8 million and $151.4 million at June 30, 2016 and December 31, 2015.  Other liabilities comprised of unfunded pension liabilities, pass-through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                                       Stockholders’ Capital

	June 30, 2016	December 31, 2015
Capital Stock (a)	$5,666,423	$5,585,030
Unrestricted retained earnings (b)	984,489	967,078
Restricted retained earnings (c)	338,069	303,061
Accumulated Other Comprehensive Loss	(214,760)	(135,687)
Total Capital	$6,774,221	$6,719,482

(a)         Stockholders’ Capital — Capital stock increased in line with the increase in advances borrowed.  When an advance matures or is prepaid, the excess capital stock is re-purchased by the FHLBNY.  When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.  For more information about activity and membership stock, see Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the FHLBNY’s most recent Form 10-K filed on March 21, 2016.

(b)         Unrestricted retained earnings — Net Income for the six months ended June 30, 2016 was $175.0 million; $35.0 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $122.6 million to members as dividends in the six months ended June 30, 2016.  As a result, Unrestricted retained earnings increased by $17.4 million to $984.5 million at June 30, 2016.

(c)          Restricted retained earnings — Restricted retained earning balance at June 30, 2016 has grown to $338.1 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10-K filed on March 21, 2016.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	June 30, 2016	December 31, 2015

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(33,429)	$(36,813)
Net unrealized gains on available-for-sale securities (b)	4,878	9,283
Net unrealized losses on hedging activities (c)	(169,488)	(91,037)
Employee supplemental retirement plans (d)	(16,721)	(17,120)
Total Accumulated other comprehensive loss	$(214,760)	$(135,687)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at June 30, 2016, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and the grantor trust fund classified as available-for-sale.  The pricing of MBS in the AFS portfolio was substantially in unrealized gain positions at June 30, 2016 and December 31, 2015.

(c)          Cash flow hedge valuation losses — Cumulative losses from the two cash flow hedging strategies were $169.5 million at June 30, 2016 and $91.0 million at December 31, 2015.  Financial statements, Note 15.  Derivatives and Hedging Activities, includes a rollforward analysis, which provides more information with respect to changes in AOCI.

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

Dividends — By Finance Agency regulation, dividends may be paid out of current earnings or if certain conditions are met, may be paid out of previously retained earnings.  We may be restricted from paying dividends if we do not comply with any of the Finance Agency’s minimum capital requirements or if payment would cause us to fail to meet any of the minimum capital requirements, including our Retained earnings target as established by the Board of Directors of the FHLBNY.  In addition, we may not pay dividends if any principal or interest due on any consolidated obligations has not been paid in full, or if we fail to satisfy certain liquidity requirements under applicable Finance Agency regulations.  None of these restrictions applied for any period presented.

The following table summarizes dividends paid and payout ratios:

Table 8.3:                                       Dividends Paid and Payout Ratios

	Six months ended
	June 30, 2016	June 30, 2015
Cash dividends paid per share	$2.29	$2.17
Dividends paid (a) (c)	$122,622	$120,033
Pay-out ratio (b)	70.05%	73.46%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of June 30, 2016 and December 31, 2015:

Table 9.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$6	$3
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Economic Hedge of Fair Value Risk	$14	$—
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$180	$180
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$5	$—
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$2,904	$3,584
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$1,711	$1,574
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$35,891	$38,097
Purchased interest rate options	To offset interest rate options in variable rate advance	Economic Hedge of Fair Value Risk	$206	$6
Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate non-putable advance converted to a LIBOR floating rate; matched to non-putable advance accounted for under fair value option	Fair Value Option	$3,063	$3,758

Table 9.2:                                       Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$25	$15
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$15	$15
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Economic Hedge of Fair Value Risk	$15	$15
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$605	$2,380
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$160	$160
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$24,273	$23,100
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$25	$35
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,589	$1,589
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$7,500	$3,735
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$300	$718
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$483	$1,150
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$2,788	$11,455
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$10,648	$12,460

Table 9.3:                                       Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions-interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$252	$62

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:                                       Derivatives Financial Instruments by Product

	June 30, 2016		December 31, 2015
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$40,690,703	$(867,066)	$43,435,436	$(341,254)
Consolidated obligation fair value hedges	25,037,715	568,014	25,639,610	349,649
Cash Flow-anticipated transactions	1,614,000	(163,839)	1,624,000	(85,243)
Derivatives not designated as hedging instruments (b)
Advances hedges	226,448	(1,154)	8,575	28
Consolidated obligation hedges	7,555,000	(1,838)	3,780,000	(1,749)
Mortgage delivery commitments	24,579	185	14,806	3
Balance sheet	2,692,000	1,198	2,692,000	4,920
Intermediary positions hedges	252,000	344	62,000	61
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	3,063,000	(1,256)	3,758,000	1,886
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligation bonds	3,571,135	411	13,322,660	(8,770)
Interest rate swaps-consolidated obligation discount notes	10,648,355	1,380	12,459,709	(4,409)

Total notional and fair value	$95,374,935	$(463,621)	$106,796,796	$(84,878)

Total derivatives, excluding accrued interest		$(463,621)		$(84,878)
Cash collateral pledged to counterparties (d)		635,317		370,529
Cash collateral received from counterparties		(82,232)		(329,895)
Accrued interest		37,458		15,807

Derivative balance net of cash collateral		$126,922		$(28,437)

Net derivative asset balance (d), (e)		$324,335		$181,676
Net derivative liability balance (e)		(197,413)		(210,113)

Derivative balance net of cash collateral		$126,922		$(28,437)

Non-cash collateral

Security collateral received from counterparty (f)		(106,090)		—

Net exposure		$20,832		$(28,437)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Net derivative asset balance included $204.7 million and $173.7 million of excess cash collateral/margins posted by the FHLBNY to derivative counterparties at June 30, 2016 and December 31, 2015.  Excess margins were largely the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

(e)          Statements of condition

(f)            Counterparty has pledged U.S. treasury security as collateral

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

Derivatives Counterparty Credit Ratings

The following table summarizes notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  With certain counterparties, specifically the derivative central clearing organizations, we post initial margin in addition to collateral (variation margin).  Together, it typically results in excess cash collateral posted by the FHLBNY.  We consider the excess collateral as our derivative exposure.  In such instances, the “Net Derivatives Fair Values before Collateral” may be negative (DCOs are exposed).  However, after including excess cash margins, the FHLBNY is exposed.

For derivatives where the counterparties were in gain positions, the fair values and notional amounts are grouped together (in thousands):

Table 9.5:                                       Derivatives Counterparty Credit Ratings

	June 30, 2016
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A (c)	$200,000	$69	$—	$69	$—	$69
Single-A (c)	2,315,433	123,789	(7,400)	116,389	(106,090)	10,299
Cleared derivatives (d)	79,172,937	(67,783)	273,080	205,297	—	205,297
Total derivative positions with non-member counterparties to which the Bank had credit exposure	81,688,370	56,075	265,680	321,755	(106,090)	215,665
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	126,000	2,395	—	2,395	(2,395)	—
Delivery Commitments
Derivative position with delivery commitments	24,579	185	—	185	(185)	—
Total derivative position with members	150,579	2,580	—	2,580	(2,580)	—
Derivative positions with credit exposure	81,838,949	$58,655	$265,680	$324,335	$(108,670)	$215,665
Derivative positions without fair value credit exposure	13,535,986
Total notional	$95,374,935

	December 31, 2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A (C)	$15,000	$108	$—	$108	$—	$108
Single-A (C)	2,664,093	116,535	(106,000)	10,535	—	10,535
Cleared derivatives (d)	83,933,206	220,005	(49,320)	170,685	—	170,685
Total derivative positions with non-member counterparties to which the Bank had credit exposure	86,612,299	336,648	(155,320)	181,328	—	181,328
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	31,000	345	—	345	(345)	—
Delivery Commitments
Derivative position with delivery commitments	14,806	3	—	3	(3)	—
Total derivative position with members	45,806	348	—	348	(348)	—
Derivative positions with credit exposure	86,658,105	$336,996	$(155,320)	$181,676	$(348)	$181,328
Derivative positions without fair value credit exposure	20,138,691
Total notional	$106,796,796

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

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) derivatives were $16.2 billion and $22.9 billion at June 30, 2016 and December 31, 2015.  For bilaterally executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  We do not expect to post additional collateral.  The FHLBNY is rated AA+/stable by S&P’s and Aaa/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared derivatives were $79.2 billion and $83.9 billion at June 30, 2016 and December 31, 2015.  For cleared OTC derivatives, margin requirements are determined by the DCO based on the volatility of the exposure, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at June 30, 2016 and December 31, 2015.

Collateral and margin posted — Cash collateral of $635.3 million and $370.5 million were posted to swap counterparties (including DCOs) at June 30, 2016 and December 31, 2015.  After posting cash collateral, the fair values of our derivative instruments in net liability positions were approximately $197.4 million and $210.1 million, at June 30, 2016 and December 31, 2015.  Amounts represented the exposures facing the swap counterparties in the event of non-performance by the FHLBNY to the swap contracts.

On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $28.1 million at June 30, 2016 and $27.3 million at December 31, 2015.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

Derivative Counterparty Country Concentration Risk

The following table summarizes derivative notional amounts and fair values by country of incorporation (dollars in thousands):

Table 9.6:                                       FHLBNY Exposure Concentration (a)

		June 30, 2016
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A. (c)	$81,688,370	85.65%	$321,755	99.20%
Member and Delivery Commitments	U.S.A.	150,579	0.16	2,580	0.80

Total Credit Exposure (Fair values, net) - Balance sheet assets		81,838,949	85.81	$324,335	100.00%

Security collateral received from counterparty	U.S.A.			106,090

				$218,245

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	8,979,553	9.41	$(164,711)
Counterparty (ies)	Germany	2,322,500	2.43	(23,632)
Counterparty (ies)	United Kingdom	1,267,368	1.33	(4,107)
Counterparty (ies)	Switzerland	610,565	0.64	(195)
Counterparty (ies)	France	330,000	0.35	(4,315)
Counterparty (ies)	Canada	26,000	0.03	(453)
		13,535,986	14.19	$(197,413)

Total notional		$95,374,935	100.00%

		December 31, 2015
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A. (c)	$86,612,299	81.10%	$181,328	99.81%
Member and Delivery Commitments	U.S.A.	39,806	0.03	348	0.19

Total Credit Exposure (Fair values, net) - Balance sheet assets		86,652,105	81.13	$181,676	100.00%

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	12,367,425	11.58	$(171,271)
Counterparty (ies)	United Kingdom	4,442,500	4.16	(26,958)
Counterparty (ies)	Germany	1,504,998	1.41	(5,355)
Counterparty (ies)	Switzerland	1,152,768	1.08	(438)
Counterparty (ies)	France	545,000	0.51	(3,086)
Counterparty (ies)	Canada	126,000	0.12	(2,996)
Member	U.S.A.	6,000	0.01	(9)
		20,144,691	18.87	$(210,113)

Total notional		$106,796,796	100.00%

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

(c)          Includes cleared swaps at Derivative clearing organizations — notional amounts were $79.2 billion and $83.9 billion at June 30, 2016 and December 31, 2015.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 9.7:                                       Notional and Fair Value by Contractual Maturity

	June 30, 2016		December 31, 2015
	Notional	Fair Value (a)	Notional	Fair Value (a)
Maturity less than one year	$38,184,927	$(12,388)	$50,928,278	$(72,650)
Maturity from one year to less than three years	41,386,811	(259,402)	37,695,659	(117,344)
Maturity from three years to less than five years	10,027,745	(356,577)	11,947,492	(109,666)
Maturity from five years or greater	5,750,873	164,561	6,210,561	214,779
Delivery Commitments	24,579	185	14,806	3
	$95,374,935	$(463,621)	$106,796,796	$(84,878)

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

Finance Agency Regulations — Liquidity

Regulatory requirements are specified in Parts 932, 1239 and 1270 of the Finance Agency regulations and are summarized below.  Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in: (1) Obligations of the United States; (2) Deposits in banks or trust companies; or (3) Advances with a remaining maturity not to exceed five years that are made to members in conformity with part 1266.

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

Deposit Liquidity. We are required to invest an aggregate amount at least equal to the amount of current deposits received from members in: (1) Obligations of the United States; (2) Deposits in banks or trust companies; or (3) Advances with a remaining maturity not to exceed five years that are made to members in conformity with part 1266.  In addition to accepting deposits from our members, we may accept deposits from other FHLBanks or from any other governmental instrumentality.  We met these requirements at all times.  Quarterly average reserves and actual reserves are summarized below (in millions):

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2016	$1,475	$86,688	$85,213
March 31, 2016	1,318	87,098	85,780
December 31, 2015	1,246	81,228	79,982

Operational Liquidity.  We must be able to fund our activities as our balance sheet changes from day-to-day.  We maintain the capacity to fund balance sheet growth through regular money market and capital market funding activities.  We monitor our operational liquidity needs by regularly comparing our demonstrated funding capacity with potential balance sheet growth.  We take such actions as may be necessary to maintain adequate sources of funding for such growth.  Operational liquidity is measured daily.  We met these requirements at all times.

The following table summarizes excess operational liquidity (in millions):

Table 10.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2016	$6,958	$27,132	$20,174
March 31, 2016	6,375	28,902	22,527
December 31, 2015	7,255	27,722	20,467

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
June 30, 2016	$2,234	$26,511	$24,277
March 31, 2016	2,574	28,515	25,941
December 31, 2015	2,204	27,521	25,317

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

Advance “Roll-Off” and “Roll-Over” Liquidity Guidelines.  The Finance Agency’s Minimum Liquidity Requirement Guidelines expanded the existing liquidity requirements to include additional cash flow requirements under two scenarios:  Advance “Roll-Over” and “Roll-Off” scenarios.  Each FHLBank, including the FHLBNY, must have positive cash balances to be able to maintain positive cash flows for 15 days under the Roll-Off scenario, and for 5 days under the Roll-Over scenario.  The Roll-Off scenario assumes that advances maturing under their contractual terms would mature, and in that scenario we would maintain positive cash flows for a minimum of 15 days on a daily basis.  The Roll-Over scenario assumes that our maturing advances would be rolled over, and in that scenario we would maintain positive cash flows for a minimum of 5 days on a daily basis.  We calculate the amount of cash flows under each scenario on a daily basis and have been in compliance with these guidelines.

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

Cash flows

Cash and due from banks was $344.8 million at June 30, 2016 and $327.5 million at December 31, 2015.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities in the six months ended June 30, 2016 was $200.3 million and $312.7 million in the same period in the prior year.  By way of comparison, Net income was $175.0 million in the six months ended June 30, 2016 and $163.4 million in the same period in the prior year.

Net cash flows provided by operating activities were higher than Net income in the six months ended June 30, 2016 and 2015, and was largely as a result of adjustments for non-cash fair value adjustments on derivatives and hedging activities of $106.1 million and $100.6 million that were almost entirely driven by derivative financing elements.  For more information, see Statements of Cash Flows in the financial statements.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts, which represented interest payments to swap counterparties for the off-market swaps, were classified as Financing activities rather than Operating activities.

Cash flows (used in) provided by investing activities — Investing activities consumed $5.1 billion in net cash in the six months ended June 30, 2016.  Increases in overnight investments, held-to-maturity securities and advances were the primary drivers.  In the same period in the prior year, investing activities resulted in net cash inflows of $6.8 billion of funds provided primarily by maturing advances that exceeded new advances.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015

Outstanding at end of the period (a)	$49,071,921	$46,849,868	$12,297,565	$18,800,030
Weighted-average rate at end of the period	0.37%	0.26%	0.53%	0.28%
Average outstanding for the period (a)	$43,125,985	$43,627,528	$17,096,424	$15,708,964
Weighted-average rate for the period	0.35%	0.13%	0.43%	0.18%
Highest outstanding at any month-end (a)	$53,569,596	$50,143,718	$19,507,030	$19,680,030

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

Puerto Rico Oversight, Management, and Economic Stability Act.  On June 30, 2016, President Barack Obama signed into law the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”), Public Law No. 114-187.  PROMESA establishes a Financial Oversight and Management Board (“board”) to oversee the development of budgets and fiscal plans for Puerto Rico’s instrumentalities and government. The board may issue subpoenas, certify voluntary agreements between creditors and debtors, seek judicial enforcement of its authority, and impose penalties. The board’s responsibilities include approving the governor’s fiscal plan; approving annual budgets; enforcing budgets and ordering any necessary spending reductions; and reviewing laws, contracts, rules, regulations, or executive orders for compliance with the fiscal plan. PROMESA also establishes procedures and requirements for Puerto Rico to restructure its debt and designates the board as the representative of the debtor. The board may initiate a procedure for debt restructuring and submit or modify a plan of adjustment.  Additionally, the establishment of the board operates as an automatic stay of creditor actions to enforce claims against the government of Puerto Rico. PROMESA is not expected to materially impact the Bank’s financial condition or results of operation.

Joint Proposed Rule Regarding Net Stable Funding Ratio.  On May 3, 2016, the Federal Reserve Board (FRB), the Department of Treasury and the Federal Deposit Insurance Corporation, jointly issued a proposed rule that would implement a stable funding requirement, the net stable funding ratio (NSFR), for large and internationally active banking organizations. The NSFR will require institutions to maintain liquidity to match their assets over a one-year time horizon. The FRB is proposing a modified NSFR requirement for bank holding companies and certain savings and loan holding companies that, in each case, have more than $50 billion, but less than $250 billion, in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. If adopted in its current form, the proposed rule would provide that secured funding with maturities between six months and one year, including FHLBank advances, would be assigned 50% liquidity credit for purposes of calculating compliance with the NSFR, which could affect demand for the Bank’s advances.  The Council of FHLBanks provided comments to the proposed rule on August 2, 2016.

Joint Proposed Rule on Incentive-Based Compensation Arrangements. On April 26, 2016, the Finance Agency, jointly with five other federal regulators, issued the rule contemplated by Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which requires implementation of regulations or guidelines to (1) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

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

If adopted in its current form, the proposed rule would, among other things, impose requirements related to the Bank’s incentive-based compensation arrangements for covered persons, related to:

•                  mandatory deferrals of 50 percent and 40 percent of annual and “long-term” incentive-based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years for annual incentive-based compensation and 1 year for compensation awarded under a long-term incentive plan;

•                  risk of downward adjustment and forfeiture of awards;

•                  clawbacks of vested compensation; and

•                  limits on the maximum incentive-based compensation opportunity

The FHLBanks provided comments on the proposed rule on July 22, 2016.  The proposed rule would impact the design and operation of FHLBank compensation policies and practices, including Bank incentive compensation policies and practices, if adopted as proposed.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, rates at June 2015, September 2015, December 2015, March 2016 and June 2016 were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the second quarter of 2015 and the second quarter of 2016):

	Base Case DOE	-200bps DOE	+200bps DOE
June 30, 2016	-1.08	N/A	0.60
March 31, 2016	-0.80	N/A	0.36
December 31, 2015	-0.61	N/A	0.84
September 30, 2015	-1.02	N/A	0.88
June 30, 2015	-0.35	N/A	1.02

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

One Year Re-pricing Gap
June 30, 2016	$5.994 Billion
March 31, 2016	$5.659 Billion
December 31, 2015	$5.640 Billion
September 30, 2015	$5.646 Billion
June 30, 2015	$5.323 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2015 and the second quarter of 2016):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
June 30, 2016	N/A	7.99%
March 31, 2016	N/A	9.55%
December 31, 2015	N/A	5.01%
September 30, 2015	N/A	8.80%
June 30, 2015	N/A	7.33%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2015 and the second quarter of 2016):

	Down-shock Change in MVE	+200bps Change in MVE
June 30, 2016	N/A	0.07%
March 31, 2016	N/A	0.35%
December 31, 2015	N/A	-0.49%
September 30, 2015	N/A	0.01%
June 30, 2015	N/A	-0.66%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of June 30, 2016 and December 31, 2015 (in millions):

	Interest Rate Sensitivity
	June 30, 2016
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$16,493	$186	$550	$385	$1,391
MBS Investments	7,693	266	2,040	2,018	2,430
Adjustable-rate loans and advances	28,832	—	—	—	—
Net unswapped	53,018	452	2,590	2,403	3,821

Fixed-rate loans and advances	22,322	5,407	25,270	9,164	3,406
Swaps hedging advances	38,971	(3,468)	(23,460)	(8,708)	(3,335)
Net fixed-rate loans and advances	61,293	1,939	1,810	456	71

Total interest-earning assets	$114,311	$2,391	$4,400	$2,859	$3,892

Interest-bearing liabilities:
Deposits	$1,418	$9	$—	$—	$—

Discount notes	46,393	2,674	—	—	—
Swapped discount notes	(175)	(1,414)	—	858	731
Net discount notes	46,218	1,260	—	858	731

Consolidated Obligation Bonds
FHLBank bonds	34,852	11,318	18,631	2,114	3,429
Swaps hedging bonds	25,930	(10,297)	(14,560)	(333)	(740)
Net FHLBank bonds	60,782	1,021	4,071	1,781	2,689

Total interest-bearing liabilities	$108,418	$2,290	$4,071	$2,639	$3,420
Post hedge gaps (a):
Periodic gap	$5,893	$101	$329	$220	$472
Cumulative gaps	$5,893	$5,994	$6,323	$6,543	$7,015

	Interest Rate Sensitivity
	December 31, 2015
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$12,702	$123	$432	$361	$1,573
MBS Investments	7,089	347	1,942	1,981	2,764
Adjustable-rate loans and advances	26,586	—	—	—	—
Net unswapped	46,377	470	2,374	2,342	4,337

Fixed-rate loans and advances	23,328	5,589	23,565	11,375	3,095
Swaps hedging advances	39,868	(4,500)	(21,512)	(10,819)	(3,037)
Net fixed-rate loans and advances	63,196	1,089	2,053	556	58

Total interest-earning assets	$109,573	$1,559	$4,427	$2,898	$4,395

Interest-bearing liabilities:
Deposits	$1,663	$2	$—	$—	$—

Discount notes	45,866	988	—	—	—
Swapped discount notes	(1,219)	(348)	—	525	1,042
Net discount notes	44,647	640	—	525	1,042

Consolidated Obligation Bonds
FHLBank bonds	32,077	10,401	18,038	2,707	4,161
Swaps hedging bonds	25,487	(9,425)	(14,313)	(564)	(1,185)
Net FHLBank bonds	57,564	976	3,725	2,143	2,976

Total interest-bearing liabilities	$103,874	$1,618	$3,725	$2,668	$4,018
Post hedge gaps (a):
Periodic gap	$5,699	$(59)	$702	$230	$377
Cumulative gaps	$5,699	$5,640	$6,342	$6,572	$6,949

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of June 30, 2016.  Based on this evaluation, they concluded that as of June 30, 2016, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I - Item 1A - Risk Factors section of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

PricewaterhouseCoopers LLP (“PwC”) serves as the independent registered public accounting firm for us and the other FHLBs. Rule 2-01(c)(1)(ii)(A) of SEC Regulation S-X (the “Loan Rule”) prohibits an accounting firm, such as PwC, from having certain financial relationships with their audit clients and affiliated entities. Specifically, the Loan Rule provides, in the relevant part, that an accounting firm generally would not be independent if it receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.”

PwC has advised the Bank that as of June 30, 2016 it has borrowing relationships with two Bank members (referred to below as the “Lenders”) who each own more than ten percent of the Bank’s capital stock, which is not in compliance with the Loan Rule and could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances as well as PwC’s and the Audit Committee’s conclusions concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believes that, in light of the facts of each borrowing relationship, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement have not been impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. PwC has advised the Audit Committee that this conclusion is based in part on the following considerations:

•                  the borrowings are in good standing and neither Lender has the right to take action against PwC, as borrower, in connection with the financings;

•                  the debt balances outstanding are immaterial to PwC and to each Lender;

•                  PwC has borrowing relationships with a diverse group of lenders, therefore PwC is not dependent on any single lender or group of lenders; and

•                  the PwC audit engagement team has no involvement in PwC’s treasury function and PwC’s treasury function has no oversight or ability to influence the PwC audit engagement team.

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors.  In addition to the above listed considerations, the Audit Committee considered the following:

•                  although each of the Lenders owned more than ten percent of the Bank’s capital stock, the voting power of each of the Lenders’ capital stock is less than ten percent; and

•                  as of June 30, 2016, no officer or director of either Lender serves on the Board of Directors of the Bank.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

If in the future, however, PwC is ultimately determined under the Loan Rule not to be independent with respect to the Bank, or permanent relief regarding this matter is not granted by the SEC, the Bank may need to take other actions and incur other costs in order for the Bank’s previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q to be deemed compliant with applicable securities laws. Such actions may include, among other things, obtaining a new audit of our historical financial statements by an independent registered public accounting firm. Any of the foregoing could have an adverse impact on the Bank.

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

Date: August 11, 2016