Form 10-Q
period 2016-09-30
Federal Home Loan Bank of New York
filed 2016-11-09
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of October 31, 2016 was 62,179,758.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks (Note 3)	$226,283	$327,482
Securities purchased under agreements to resell (Note 4)	2,710,000	4,000,000
Federal funds sold (Note 4)	10,219,000	7,245,000
Available-for-sale securities, net of unrealized gains of $5,303 at September 30, 2016 and $9,283 at December 31, 2015 (Note 6)	736,152	990,129
Held-to-maturity securities (Note 5)	15,085,325	13,932,372
Advances (Note 7) (Includes $10,467,142 at September 30, 2016 and $9,532,553 at December 31, 2015 at fair value under the fair value option)	102,840,224	93,874,211
Mortgage loans held-for-portfolio, net of allowance for credit losses of $1,356 at September 30, 2016 and $326 at December 31, 2015 (Note 8)	2,685,741	2,524,285
Accrued interest receivable	153,347	145,913
Premises, software, and equipment	9,598	9,466
Derivative assets (Note 15)	321,750	181,676
Other assets	4,526	8,097

Total assets	$134,991,946	$123,238,631

Liabilities and capital

Liabilities
Deposits (Note 9)
Interest-bearing demand	$1,516,422	$1,308,923
Non-interest-bearing demand	28,429	15,493
Term	29,000	26,000

Total deposits	1,573,851	1,350,416

Consolidated obligations, net (Note 10)
Bonds (Includes $1,795,537 at September 30, 2016 and $13,320,909 at December 31, 2015 at fair value under the fair value option)	70,695,480	67,715,952
Discount notes (Includes $16,231,970 at September 30, 2016 and $12,471,868 at December 31, 2015 at fair value under the fair value option)	54,630,600	46,849,868

Total consolidated obligations	125,326,080	114,565,820

Mandatorily redeemable capital stock (Note 12)	29,149	19,499

Accrued interest payable	125,006	108,575
Affordable Housing Program (Note 11)	116,927	113,352
Derivative liabilities (Note 15)	183,634	210,113
Other liabilities	445,621	151,374

Total liabilities	127,800,268	116,519,149

Commitments and Contingencies (Notes 12, 15 and 17)

Capital (Note 12)
Capital stock ($100 par value), putable, issued and outstanding shares:
60,233 at September 30, 2016 and 55,850 at December 31, 2015	6,023,301	5,585,030
Retained earnings
Unrestricted	1,002,082	967,078
Restricted (Note 12)	358,738	303,061
Total retained earnings	1,360,820	1,270,139
Total accumulated other comprehensive loss	(192,443)	(135,687)

Total capital	7,191,678	6,719,482

Total liabilities and capital	$134,991,946	$123,238,631

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Nine Months Ended September 30, 2016 and 2015

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income
Advances, net (Note 7)	$235,232	$127,792	$636,655	$378,943
Interest-bearing deposits (Note 4)	488	378	1,523	1,083
Securities purchased under agreements to resell (Note 4)	1,632	498	5,152	1,019
Federal funds sold (Note 4)	11,519	3,624	32,689	9,112
Available-for-sale securities (Note 6)	1,932	1,966	6,636	6,283
Held-to-maturity securities (Note 5)	72,322	65,920	214,451	197,165
Mortgage loans held-for-portfolio (Note 8)	21,471	20,611	65,066	59,905
Loans to other FHLBanks (Note 18)	—	1	15	9

Total interest income	344,596	220,790	962,187	653,519

Interest expense
Consolidated obligation bonds (Note 10)	144,950	85,118	406,396	245,645
Consolidated obligation discount notes (Note 10)	58,501	25,272	155,882	71,320
Deposits (Note 9)	836	88	2,126	301
Mandatorily redeemable capital stock (Note 12)	370	196	993	622
Cash collateral held and other borrowings	293	98	994	255

Total interest expense	204,950	110,772	566,391	318,143

Net interest income before provision for credit losses	139,646	110,018	395,796	335,376

Provision/(Reversal) for credit losses on mortgage loans	236	(12)	1,708	528

Net interest income after provision for credit losses	139,410	110,030	394,088	334,848

Other income (loss)
Service fees and other	2,552	2,518	9,459	7,787
Instruments held at fair value - Unrealized gains (losses) (Note 16)	7,273	(976)	(4,721)	(6,934)

Total OTTI losses	—	(68)	(113)	(317)
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	(85)	39	(118)	227
Net impairment losses recognized in earnings	(85)	(29)	(231)	(90)

Net realized and unrealized (losses) gains on derivatives and hedging activities (Note 15)	(5,709)	6,746	(3,408)	24,102
Net realized gains from sale of available-for-sale securities (Note 6)	—	—	250	—
Losses from extinguishment of debt	(715)	—	(2,805)	(7,819)

Total other income (loss)	3,316	8,259	(1,456)	17,046

Other expenses
Operating	7,887	7,927	23,082	21,634
Compensation and benefits	17,008	14,732	50,705	45,984
Finance Agency and Office of Finance	2,962	3,356	9,417	10,399

Total other expenses	27,857	26,015	83,204	78,017

Income before assessments	114,869	92,274	309,428	273,877

Affordable Housing Program Assessments (Note 11)	11,524	9,247	31,042	27,450

Net income	$103,345	$83,027	$278,386	$246,427

Basic earnings per share (Note 13)	$1.81	$1.58	$5.00	$4.63

Cash dividends paid per share	$1.18	$1.02	$3.47	$3.19

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Nine Months Ended September 30, 2016 and 2015

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net Income	$103,345	$83,027	$278,386	$246,427
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	425	(1,526)	(3,980)	(3,054)
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	—	(39)	(105)	(227)
Reclassification of non-credit portion included in net income	85	—	223	—
Accretion of non-credit portion of OTTI	1,562	1,869	4,913	5,880
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,647	1,830	5,031	5,653
Net change in unrealized gains/losses relating to hedging activities
Unrealized gains (losses)	19,556	(40,824)	(60,043)	(31,916)
Reclassification of losses included in net income	490	537	1,638	1,555
Total net change in unrealized gains (losses) relating to hedging activities	20,046	(40,287)	(58,405)	(30,361)
Net change in pension and postretirement benefits	199	372	598	1,118
Total other comprehensive income (loss)	22,317	(39,611)	(56,756)	(26,644)
Total comprehensive income	$125,662	$43,416	$221,630	$219,783

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Nine Months Ended September 30, 2016 and 2015

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2014	55,801	$5,580,073	$862,672	$220,099	$1,082,771	$(136,986)	$6,525,858

Proceeds from issuance of capital stock	27,997	2,799,650	—	—	—	—	2,799,650
Repurchase/redemption of capital stock	(30,858)	(3,085,762)	—	—	—	—	(3,085,762)
Shares reclassified to mandatorily redeemable capital stock	(82)	(8,180)	—	—	—	—	(8,180)
Cash dividends ($3.19 per share) on capital stock	—	—	(173,133)	—	(173,133)	—	(173,133)
Comprehensive income (loss)	—	—	197,142	49,285	246,427	(26,644)	219,783

Balance, September 30, 2015	52,858	$5,285,781	$886,681	$269,384	$1,156,065	$(163,630)	$6,278,216

Balance, December 31, 2015	55,850	$5,585,030	$967,078	$303,061	$1,270,139	$(135,687)	$6,719,482

Proceeds from issuance of capital stock	35,019	3,501,865	—	—	—	—	3,501,865
Repurchase/redemption of capital stock	(30,502)	(3,050,163)	—	—	—	—	(3,050,163)
Shares reclassified to mandatorily redeemable capital stock	(134)	(13,431)	—	—	—	—	(13,431)
Cash dividends ($3.47 per share) on capital stock	—	—	(187,705)	—	(187,705)	—	(187,705)
Comprehensive income (loss)	—	—	222,709	55,677	278,386	(56,756)	221,630

Balance, September 30, 2016	60,233	$6,023,301	$1,002,082	$358,738	$1,360,820	$(192,443)	$7,191,678

(a)    Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015
Operating activities

Net Income	$278,386	$246,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(62,234)	(133)
Concessions on consolidated obligations	4,958	4,089
Premises, software, and equipment	2,602	2,774
Provision for credit losses on mortgage loans	1,708	528
Net realized gains from sale of available-for-sale securities	(250)	—
Credit impairment losses on held-to-maturity securities	231	90
Change in net fair value adjustments on derivatives and hedging activities	101,467	199,253
Change in fair value adjustments on financial instruments held at fair value	6,925	7,949
Losses from extinguishment of debt	2,805	7,819
Net change in:
Accrued interest receivable	(7,398)	(2,816)
Derivative assets due to accrued interest	(18,816)	2,485
Derivative liabilities due to accrued interest	(1,537)	2,933
Other assets	3,758	2,904
Affordable Housing Program liability	3,575	(7,074)
Accrued interest payable	16,431	(7,695)
Other liabilities	3,049	3,848
Total adjustments	57,274	216,954
Net cash provided by operating activities	335,660	463,381
Investing activities
Net change in:
Interest-bearing deposits	(97,635)	22,727
Securities purchased under agreements to resell	1,290,000	(8,110,000)
Federal funds sold	(2,974,000)	5,204,000
Deposits with other FHLBanks	(207)	65
Premises, software, and equipment	(2,734)	(2,112)
Held-to-maturity securities:
Purchased	(2,197,817)	(1,497,790)
Repayments	1,325,742	1,062,005
Available-for-sale securities:
Purchased	(6,822)	(12,597)
Repayments	140,179	202,176
Proceeds from sales	117,877	1,236
Advances:
Principal collected	581,098,823	583,847,137
Made	(589,818,434)	(575,773,993)
Mortgage loans held-for-portfolio:
Principal collected	227,810	201,603
Purchased	(396,290)	(541,904)
Proceeds from sales of REO	2,225	2,017
Net cash (used in) provided by investing activities	(11,291,283)	4,604,570

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Nine Months Ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015
Financing activities
Net change in:
Deposits and other borrowings	$50,581	$(1,076,963)
Derivative contracts with financing element	(47,920)	(174,823)
Consolidated obligation bonds:
Proceeds from issuance	38,385,921	39,372,784
Payments for maturing and early retirement	(35,544,824)	(45,115,054)
Payments on bonds (transferred to) or assumed from other FHLBanks (a)	—	(52,853)
Consolidated obligation discount notes:
Proceeds from issuance	286,220,200	157,268,291
Payments for maturing	(278,469,750)	(160,265,327)
Capital stock:
Proceeds from issuance of capital stock	3,501,865	2,799,650
Payments for repurchase/redemption of capital stock	(3,050,163)	(3,085,762)
Redemption of mandatorily redeemable capital stock	(3,781)	(8,488)
Cash dividends paid (b)	(187,705)	(173,133)
Net cash provided by (used in) financing activities	10,854,424	(10,511,678)
Net decrease in cash and due from banks	(101,199)	(5,443,727)
Cash and due from banks at beginning of the period	327,482	6,458,943
Cash and due from banks at end of the period	$226,283	$1,015,216

Supplemental disclosures:
Interest paid	$436,036	$296,470
Affordable Housing Program payments (c)	$27,467	$34,524
Transfers of mortgage loans to real estate owned	$875	$2,154
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	$(118)	$227
Capital stock subject to mandatory redemption reclassified from equity	$13,431	$8,180
Securities traded but not settled	$280,088	$—

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

Recently Adopted Significant Accounting Policies

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.

In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, as an amendment to Derivatives and Hedging Activities (Topic 815).  The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under GAAP does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  The amendments provided entities with the option to apply the guidance using either a prospective approach or a modified retrospective approach, retrospectively applied to all derivative instruments that meet the specific conditions.  The FHLBNY elected to early adopt the guidance prospectively on January 1, 2016.  The adoption of this guidance had no effect on the Bank’s financial condition, results of operations, and cash flows.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

In August 2014, the FASB issued ASU No. 2014-15, Going Concern (Subtopic 205-40).  The final guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact in the footnotes.  Management will also be required to evaluate and disclose whether it plans to alleviate that doubt.  The new standard defines substantial doubt as when it is probable (i.e. likely) based on management’s assessment of relevant qualitative and quantitative information and judgment that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  While early adoption is permitted, the FHLBNY has elected not to early adopt, but does not expect the impact of the required disclosures to have a material effect on its financial condition, results of operations, and cash flows.

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

Compensating Balances

Beginning in August 2015, the FHLBNY maintains compensating collected cash balances at Citibank in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  The balance at September 30, 2016 was $162.0 million.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $63.1 million and $47.5 million as of September 30, 2016 and December 31, 2015.  The offsetting liabilities due to members were recorded in Other liabilities in the Statements of Condition.

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

The FHLBNY had deposited $468.2 million and $370.5 million in cash at September 30, 2016 and December 31, 2015 with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  See Credit Risk due to non-performance by counterparties in Note 15.  Derivatives and Hedging Activities.

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

At September 30, 2016 and December 31, 2015, the outstanding balances of Securities Purchased under Agreements to Resell were $2.7 billion and $4.0 billion that matured overnight.  Of these amounts, $2.7 billion and $4.0 billion at September 30, 2016 and December 31, 2015 were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  At September 30, 2016 and December 31, 2015, U.S. Treasury securities, market values of $2.7 billion and $4.0 billion, were received at BONY to collateralize the overnight investments.

No overnight investments had been executed bilaterally with counterparties at September 30, 2016 and December 31, 2015.

Securities purchased under agreements to resell averaged $1.9 billion and $2.2 billion in the three and nine months ended September 30, 2016.  For the same periods in the prior year, transaction balances averaged $2.1 billion and $1.7 billion.  Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.  For the three and nine months ended September 30, 2016, interest income from securities purchased under agreements to resell were $1.6 million and $5.2 million, compared to interest income of $0.5 million and $1.0 million for the same periods in the prior year.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note   5.                 Held-to-Maturity Securities.

Major Security Types (in thousands)

	September 30, 2016
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$143,435	$—	$143,435	$14,517	$—	$157,952
Freddie Mac	35,742	—	35,742	2,813	—	38,555
Total pools of mortgages	179,177	—	179,177	17,330	—	196,507

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,097,860	—	2,097,860	27,799	(563)	2,125,096
Freddie Mac	1,298,700	—	1,298,700	10,365	(243)	1,308,822
Ginnie Mae	20,215	—	20,215	157	—	20,372
Total CMOs/REMICs	3,416,775	—	3,416,775	38,321	(806)	3,454,290

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,386,477	—	2,386,477	53,485	(1,046)	2,438,916
Freddie Mac	8,039,579	—	8,039,579	203,209	(11,018)	8,231,770
Total commercial mortgage-backed securities	10,426,056	—	10,426,056	256,694	(12,064)	10,670,686

Non-GSE MBS (c)
CMOs/REMICs	17,792	(306)	17,486	1,375	(1,126)	17,735

Asset-Backed Securities (c)
Manufactured housing (insured)	64,818	—	64,818	2,228	—	67,046
Home equity loans (insured)	124,204	(23,555)	100,649	47,306	(124)	147,831
Home equity loans (uninsured)	70,410	(7,921)	62,489	9,862	(2,350)	70,001
Total asset-backed securities	259,432	(31,476)	227,956	59,396	(2,474)	284,878

Total MBS	14,299,232	(31,782)	14,267,450	373,116	(16,470)	14,624,096

Other
State and local housing finance agency obligations	817,875	—	817,875	154	(38,437)	779,592

Total Held-to-maturity securities	$15,117,107	$(31,782)	$15,085,325	$373,270	$(54,907)	$15,403,688

	December 31, 2015
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$177,126	$—	$177,126	$15,621	$—	$192,747
Freddie Mac	48,138	—	48,138	3,378	—	51,516
Total pools of mortgages	225,264	—	225,264	18,999	—	244,263

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,455,144	—	2,455,144	20,985	(191)	2,475,938
Freddie Mac	1,541,534	—	1,541,534	13,586	(40)	1,555,080
Ginnie Mae	24,539	—	24,539	303	—	24,842
Total CMOs/REMICs	4,021,217	—	4,021,217	34,874	(231)	4,055,860

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,119,393	—	2,119,393	14,099	(5,575)	2,127,917
Freddie Mac	6,459,282	—	6,459,282	119,761	(21,962)	6,557,081
Total commercial mortgage-backed securities	8,578,675	—	8,578,675	133,860	(27,537)	8,684,998

Non-GSE MBS (c)
CMOs/REMICs	24,017	(376)	23,641	1,446	(779)	24,308

Asset-Backed Securities (c)
Manufactured housing (insured)	76,193	—	76,193	2,079	—	78,272
Home equity loans (insured)	137,005	(27,133)	109,872	53,315	(130)	163,057
Home equity loans (uninsured)	81,764	(9,304)	72,460	10,750	(2,520)	80,690
Total asset-backed securities	294,962	(36,437)	258,525	66,144	(2,650)	322,019

Total MBS	13,144,135	(36,813)	13,107,322	255,323	(31,197)	13,331,448

Other
State and local housing finance agency obligations	825,050	—	825,050	126	(42,402)	782,774

Total Held-to-maturity securities	$13,969,185	$(36,813)	$13,932,372	$255,449	$(73,599)	$14,114,222

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

Securities Pledged

The FHLBNY had pledged MBS with an amortized cost basis of $7.4 million and $8.7 million at September 30, 2016 and December 31, 2015 to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or re-pledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with fair values below their amortized cost basis (in thousands):

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$49,974	$(26)	$317,713	$(38,411)	$367,687	$(38,437)
MBS Investment Securities
MBS-GSE
Fannie Mae	575,650	(1,056)	240,771	(553)	816,421	(1,609)
Freddie Mac	1,303,909	(2,492)	1,252,140	(8,769)	2,556,049	(11,261)
Total MBS-GSE	1,879,559	(3,548)	1,492,911	(9,322)	3,372,470	(12,870)
MBS-Private-Label	7,358	(10)	39,709	(3,120)	47,067	(3,130)
Total MBS	1,886,917	(3,558)	1,532,620	(12,442)	3,419,537	(16,000)
Total	$1,936,891	$(3,584)	$1,850,333	$(50,853)	$3,787,224	$(54,437)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$317,419	$(42,402)	$317,419	$(42,402)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,143,422	(5,230)	169,291	(536)	1,312,713	(5,766)
Freddie Mac	3,246,792	(19,016)	164,002	(2,986)	3,410,794	(22,002)
Total MBS-GSE	4,390,214	(24,246)	333,293	(3,522)	4,723,507	(27,768)
MBS-Private-Label	—	—	53,326	(3,049)	53,326	(3,049)
Total MBS	4,390,214	(24,246)	386,619	(6,571)	4,776,833	(30,817)
Total	$4,390,214	$(24,246)	$704,038	$(48,973)	$5,094,252	$(73,219)

At September 30, 2016 and December 31, 2015, the FHLBNY’s investments in housing finance agency bonds had gross unrealized losses of $38.4 million and $42.4 million.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of September 30, 2016, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements included additional support from:

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$27,250	$27,110	$28,000	$27,517
Due after five years through ten years	61,110	58,391	61,920	58,632
Due after ten years	729,515	694,091	735,130	696,625
State and local housing finance agency obligations	817,875	779,592	825,050	782,774

Mortgage-backed securities
Due in one year or less	23,608	23,565	79,921	79,960
Due after one year through five years	4,362,157	4,511,425	3,265,239	3,338,718
Due after five years through ten years	6,088,453	6,184,726	5,307,509	5,342,456
Due after ten years	3,825,014	3,904,380	4,491,466	4,570,314
Mortgage-backed securities	14,299,232	14,624,096	13,144,135	13,331,448

Total Held-to-maturity securities	$15,117,107	$15,403,688	$13,969,185	$14,114,222

(a)         Amortized cost is after adjusting for net unamortized premiums of $27.8 million and $34.2 million (net of unamortized discounts) at September 30, 2016 and December 31, 2015.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	September 30, 2016		December 31, 2015
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,185,448	$1,185,142	$1,378,454	$1,377,916
Floating	2,244,532	2,244,532	2,659,057	2,659,057
Total CMO	3,429,980	3,429,674	4,037,511	4,036,973
CMBS
Fixed	5,338,858	5,338,858	5,457,746	5,457,746
Floating	5,087,198	5,087,198	3,120,929	3,120,929
Total CMBS	10,426,056	10,426,056	8,578,675	8,578,675
Pass Thru (a)
Fixed	384,113	353,320	460,505	424,990
Floating	59,083	58,400	67,444	66,684
Total Pass Thru	443,196	411,720	527,949	491,674
Total MBS	14,299,232	14,267,450	13,144,135	13,107,322
State and local housing finance agency obligations
Fixed	10,305	10,305	10,860	10,860
Floating	807,570	807,570	814,190	814,190
Total State and local housing finance agency obligations	817,875	817,875	825,050	825,050
Total Held-to-maturity securities	$15,117,107	$15,085,325	$13,969,185	$13,932,372

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

OTTI — Insignificant numbers of PLMBS, which had been determined to be OTTI in prior years, were re-impaired.  Credit-related OTTI of $8 thousand was recorded in the first quarter of 2016, $138 thousand was recorded in the second quarter of 2016 and $85 thousand was recorded in the third quarter of 2016.  The re-impairment was due to further deterioration in the credit performance metrics of the security.  In nine months ended 2015, cumulative re-impairment was $90 thousand.

The following table presents the key characteristics of securities that were determined to be re-impaired and OTTI (in thousands):

	Three months ended		Three months ended		Nine months ended
	September 30, 2016		September 30, 2016		September 30, 2016
	OTTI		OTTI		OTTI
		Fair	Credit	Non-credit	Credit	Non-credit
Security Classification	UPB (a)	Value (a)	Loss (b)	Loss (b)	Loss (b)	Loss (b)

RMBS-Prime	$4,130	$2,868	$—	$—	$(97)	$(16)
HEL Subprime	1,920	1,131	(85)	85	(134)	134
Total Securities	$6,050	$3,999	$(85)	$85	$(231)	$118

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

Based on cash flow testing, the Bank believes no additional OTTI exists for the remaining investments at September 30, 2016.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at September 30, 2016, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$30,507	$33,350	$31,892	$34,893
Additional credit losses for which an OTTI charge was previously recognized	85	29	231	90
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(748)	(815)	(2,279)	(2,419)
Ending balance	$29,844	$32,564	$29,844	$32,564

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, we anticipate it can be relied upon to cover projected shortfalls through December 31, 2016.  For bond insurer Ambac, the reliance period is through September 30, 2020 and is further limited to cover 45% of shortfalls.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Key Base Assumptions

The tables below summarize the range and weighted average of Key Base Assumptions for private-label MBS at September 30, 2016 and December 31, 2015, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at September 30, 2016
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-4.1	1.7	8.3-17.7	13.7	0.0-73.8	49.3
RMBS Alt-A (d)	1.0-4.0	1.4	2.0-3.8	2.7	30.0-30.0	30.0
HEL Subprime (e)	1.0-14.2	3.9	2.0-18.8	4.3	30.0-100.0	62.9
Manufactured Housing Loans	2.4-3.1	2.9	3.3-3.9	3.5	78.7-85.7	83.7

	Key Base Assumptions - All PLMBS at December 31, 2015
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-3.9	1.5	10.4-21.0	16.2	0.0-81.1	45.4
RMBS Alt-A (d)	1.0-5.4	1.5	2.0-6.7	3.4	30.0-30.0	30.0
HEL Subprime (e)	1.0-6.3	3.3	2.0-13.6	4.6	22.5-100.0	61.3
Manufactured Housing Loans	2.1-4.1	3.5	2.9-4.2	3.3	81.8-82.8	82.1

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

(d)        CMOs/REMICS private-label MBS.

(e)         Residential asset-backed MBS.

Significant Inputs

For determining the fair values of all MBS, the FHLBNY has obtained pricing from four pricing services; the prices were clustered, averaged, and then assessed qualitatively before adopting the “final price”.  Disaggregation of the Level 3 bonds is by collateral type supporting the credit structure of the PLMBS, and the FHLBNY deems that no further disaggregation is necessary for a qualitative understanding of the sensitivity of fair values.  The table below provides a distribution of the prices, and the final price adopted for determining OTTI for the one security deemed OTTI at September 30, 2016 (dollars in thousands except for price):

	Significant Inputs
	Securities deemed OTTI at September 30, 2016
	Carrying	Fair	Fair Value Recorded on		Price	Final
	Value	Value	a Non-recurring basis (a)	Level	Range	Price	Rating

Private Label HEL - Subprime
Bond 1	$962	$1,131	$—	3	$58.9 - 105.4	$58.9	C
Total OTTI PLMBS	$962	$1,131	$—

(a) Bond 1 reported additional credit OTTI losses with unrecognized gains present.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note   6.                                                   Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  No AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$662	$—	$—	$662
Equity funds (a)	21,630	1,465	(105)	22,990
Fixed income funds (a)	17,041	143	(26)	17,158
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	654,964	3,884	(106)	658,742
CMBS-Floating	36,552	48	—	36,600
Total Available-for-sale securities	$730,849	$5,540	$(237)	$736,152

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$1,650	$—	$—	$1,650
Equity funds (a)	17,461	773	(711)	17,523
Fixed income funds (a)	14,212	—	(512)	13,700
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	907,094	9,433	—	916,527
CMBS-Floating	40,429	300	—	40,729
Total Available-for-sale securities	$980,846	$10,506	$(1,223)	$990,129

(a)         The FHLBNY has a grantor trust, the intent of which is to set aside cash to meet current and future payments for a supplemental unfunded pension plan.  Neither the pension plan nor employees of the FHLBNY own the trust.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trust.  The mutual funds used to manage the assets of the Grantor trust will be sufficiently liquid to enable the trust to meet all future liabilities.  Liquidity shall be assured by keeping an adequate amount of short-term investments in the portfolio to accommodate the cash needs of the trust.  Dividend income and the net realized gain from sales of funds was $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, compared to $0.1 million and $0.9 million for the same periods in the prior year; amounts were recorded in Other income in the Statements of Income.

(b)         Recorded in AOCI — Net unrealized fair value gains were $5.3 million at September 30, 2016 and $9.3 million at December 31, 2015.

Unrealized Losses — MBS Classified as AFS Securities

Impairment Analysis of AFS Securities — The FHLBNY’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations, which are “pass through” securities, and floating rate CMBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.  Fair values of a small number of mortgage-backed securities in the AFS portfolio were below their amortized costs at September 30, 2016, and none for 12 months or longer.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$36,552	$36,600	$40,429	$40,729
Due after ten years	654,964	658,742	907,094	916,527
Fixed income/bond funds, equity funds and cash equivalents (b)	39,333	40,810	33,323	32,873

Total Available-for-sale securities	$730,849	$736,152	$980,846	$990,129

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trust are determined to be redeemable at short notice.  Fair values are the daily NAVs of the bond and equity funds.

(c)          Amortized cost is after adjusting for net unamortized discounts of $2.5 million and $3.1 million at September 30, 2016 and December 31, 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$654,964	$658,742	$907,094	$916,527
CMBS floating - LIBOR	36,552	36,600	40,429	40,729

Total Mortgage-backed securities (a)	$691,516	$695,342	$947,523	$957,256

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Realized Gains on Sale of AFS Securities

In the three months ended September 30, 2016, no GSE-issued mortgage-backed securities were sold.  In the nine months ended September 30, 2016, GSE-issued mortgage-backed securities were sold at a gain of $0.3 million.  Unpaid principal balances and sale proceeds were $116.4 million and $116.6 million.  The securities were not credit impaired.

Note   7.                                                   Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2016			December 31, 2015
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$624	1.27%	—%	$—	—%	—%
Due in one year or less	45,290,980	0.88	44.29	37,008,547	1.11	39.57
Due after one year through two years	30,182,209	1.37	29.52	19,452,065	1.09	20.80
Due after two years through three years	11,680,906	1.55	11.42	20,904,050	1.45	22.34
Due after three years through four years	7,912,870	1.97	7.74	6,467,223	1.81	6.91
Due after four years through five years	2,657,992	1.85	2.60	5,544,755	2.11	5.93
Thereafter	4,531,439	2.39	4.43	4,160,769	2.35	4.45

Total par value	102,257,020	1.28%	100.00%	93,537,409	1.35%	100.00%

Hedge valuation basis adjustments (b)	564,565			336,489
Fair value option valuation adjustments and accrued interest (c)	18,639			313

Total	$102,840,224			$93,874,211

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 19.  Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 19.5% and 17.0% of total advances at September 30, 2016 and December 31, 2015.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.  As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs quarterly credit analysis of the insurance borrower.

The FHLBNY also requires member insurance companies to pledge highly-rated readily marketable securities or mortgage collateral which are held in FHLBNY’s custody or by our third party custodian.  Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.  Very high credit quality insurance companies may be allowed to retain possession of the mortgage collateral provided the mortgage collateral is held by a third-party custodian pursuant to a tri-party security agreement.  Marketable securities pledged as collateral by the insurance company must be held by the FHLBNY’s third party custodian.

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of September 30, 2016 and December 31, 2015, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$260,628	9.88%	$282,980	11.42%
Fixed long-term single-family mortgages	2,377,472	90.12	2,195,149	88.58
Multi-family mortgages	57	—	60	—

Total par value	2,638,157	100.00%	2,478,189	100.00%

Unamortized premiums	48,228		46,694
Unamortized discounts	(1,871)		(2,157)
Basis adjustment (b)	2,583		1,885

Total mortgage loans held-for-portfolio	2,687,097		2,524,611
Allowance for credit losses	(1,356)		(326)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,685,741		$2,524,285

(a)         Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).

(b)         Balances represent unamortized fair value basis of closed delivery commitments.  A basis adjustment is recorded at the settlement of the loan and represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan.  The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $29.7 million and $27.1 million at September 30, 2016 and December 31, 2015.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $0.6 million and $1.7 million for the three and nine months ended September 30, 2016, compared to $0.5 million and $1.5 million for the same periods in the prior year.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance Methodology for Loan Losses

Allowance Policy — Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The FHLBNY considers the occurrence of a serious delinquency, 90 days or more delinquent, as a primary confirming event of a credit loss.  Bankruptcy and foreclosures are also considered as confirming events.  When a loan is seriously delinquent, or in bankruptcy or in foreclosure, the FHLBNY measures estimated credit losses on an individual loan basis by looking to the value of the real property collateral.  For such loans, the FHLBNY believes it is probable that we will be unable to collect all contractual interest and principal in accordance with the terms of the loan agreement.  For loans that have not been individually measured for estimated credit losses (i.e. they are not seriously delinquent, or in bankruptcy or in foreclosure), the FHLBNY measures estimated incurred credit losses on a collective basis and records a reserve.

When a loan is delinquent 180 days or more, the FHLBNY will charge off the excess carrying value over the net realizable value of the loan because the FHLBNY deems that foreclosure is probable at 180-days delinquency.  When the loan is foreclosed and the FHLBNY takes possession of real estate, the balance of the loan that has not been charged off is recorded as real estate owned at the lower of carrying value or net realizable value.

Periodic review — The FHLBNY performs periodic reviews of impaired mortgage loans within the MPF loan portfolio to identify the potential for credit losses inherent in the impaired loan to determine the likelihood of collection of the principal and interest.  We utilize an allowance for credit losses to reserve for estimated losses in

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

our conventional mortgage loan portfolio (uninsured MPF loans).  The measurement of our allowance for credit losses is determined by (i) reviewing certain conventional mortgage loans for impairment on an individual basis, (ii) reviewing remaining conventional mortgage loans (not individually assessed) on a collective basis, and (iii) reviewing government insured loans (FHA- and VA-insured MPF loans) on a collective basis.

We compute the provision for credit losses without considering the private mortgage insurance and other accompanying credit enhancement features that provide credit assurance to the FHLBNY.

•                  Individually evaluated conventional mortgage loans — We evaluate certain conventional mortgage loans for impairment individually.  A conventional mortgage loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The primary credit quality indicator that we use in evaluating impairment on mortgage loans includes a serious delinquency rate — MPF loans that are 90 days or more past due, in bankruptcy, or in the process of foreclosure.  We also individually measure credit losses on loans that are restructured in a troubled debt restructuring involving a modification of terms.  Loans discharged under Chapter 7 bankruptcy are considered TDR, and are individually measured for credit losses when seriously delinquent.  We measure estimated credit impairment based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs.

•                  Collectively evaluated conventional mortgage loans — We collectively evaluate the majority of our conventional mortgage loan portfolio for impairment (excluding those individually evaluated), and estimate an allowance for credit losses based primarily upon the following factors: (i) loan delinquencies, and (ii) actual historical loss severities.  We utilize a roll-rate methodology when estimating allowance for credit losses.  This methodology projects loans migrating to charge off status (180 days delinquency) based on historical average rates of delinquency.  We then apply a loss severity factor to calculate an estimate of credit losses.  Prior to the first quarter of 2016, the results of the migration analysis were used as a qualitative measure to supplement and to corroborate credit loss allowance that was performed on an individual loan level basis.  Beginning with the first quarter of 2016, the FHLBNY records the results of loans collectively evaluated for impairment utilizing the migration analysis.  The FHLBNY considered adoption as a refinement to its existing credit loss estimating methodology.  In the first quarter of 2016, an allowance of approximately $1.0 million was recorded as a charge to earnings, with a corresponding increase in allowance for credit losses, an amount that we have deemed to be insignificant.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Allowance for credit losses:
Beginning balance	$1,466	$851	$326	$4,507
Charge-offs	(346)	(469)	(678)	(4,665)
Provision/(Reversal) for credit losses on mortgage loans	236	(12)	1,708	528
Ending balance	$1,356	$370	$1,356	$370

	September 30, 2016	December 31, 2015
Ending balance, individually evaluated for impairment	$419	$326
Ending balance, collectively evaluated for impairment	937	—
Total Allowance for credit losses	$1,356	$326

Mortgage Loans — Non-performing Loans

The FHLBNY’s non-performing mortgage loans are reported in the table below (in thousands):

	September 30, 2016	December 31, 2015
Total Mortgage loans, net of allowance for credit losses (a)	$2,685,741	$2,524,285
Non-performing mortgage loans - Conventional (a)(b)	$14,606	$17,121
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,172	$3,920

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

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Interest contractually due (a)	$273	$328	$774	$942
Interest actually received	259	296	738	861

Shortfall	$14	$32	$36	$81

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

				Three months ended	Nine months ended
	September 30, 2016			September 30, 2016	September 30, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$15,567	$15,446	$—	$15,554	$17,070
With a related allowance	2,229	2,199	419	1,930	1,754
Total individually measured for impairment	$17,796	$17,645	$419	$17,484	$18,824

	December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$17,663	$17,628	$—	$17,087
With a related allowance	1,983	1,973	326	5,046
Total individually measured for impairment	$19,646	$19,601	$326	$22,133

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

(d)         Represents the average recorded investment for the three and nine months ended September 30, 2016 and the twelve months ended December 31, 2015.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

				Three months ended	Nine months ended
	September 30, 2016			September 30, 2016	September 30, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$228,585	$222,123	$—	$226,468	$219,318
Uninsured loans	2,453,627	2,398,389	937	2,425,495	2,374,976
Total loans collectively measured for impairment	$2,682,212	$2,620,512	$937	$2,651,963	$2,594,294

December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$205,803	$199,915	$—	$185,081

(a)         Represents the average recorded investment for the three and nine months ended September 30, 2016 and the twelve months ended December 31, 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	September 30, 2016			December 31, 2015
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$17,174	$9,123	$—	$17,976	$6,827	$—
Past due 60 - 89 days	4,660	1,317	—	5,967	1,541	—
Past due 90 - 179 days	2,786	2,066	—	2,691	1,150	—
Past due 180 days or more	11,864	3,378	—	14,467	2,953	—
Total past due	36,484	15,884	—	41,101	12,471	—
Total current loans	2,434,881	212,701	58	2,289,982	193,332	60
Total mortgage loans	$2,471,365	$228,585	$58	$2,331,083	$205,803	$60
Other delinquency statistics:
Loans in process of foreclosure, included above	$9,423	$2,031	$—	$11,849	$1,583	$—
Number of foreclosures outstanding at period end	80	16	—	92	14	—
Serious delinquency rate (a)	0.59%	2.38%	—%	0.74%	1.99%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$14,650	$5,444	$—	$17,158	$4,103	$—
Past due 90 days or more and still accruing interest	$—	$5,444	$—	$—	$4,103	$—
Loans on non-accrual status	$14,650	$—	$—	$17,158	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$10,055	$593	$—	$10,683	$290	$—
Modified loans under MPF® program	$1,322	$—	$—	$835	$—	$—
Real estate owned	$1,820			$2,166

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

Troubled Debt Restructurings (“TDRs”) and MPF Modification Standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  Effective August 1, 2009, the MPF program introduced a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2017.  This modification plan was made available to homeowners currently in default or imminent danger of default and only a few MPF loans had been modified under the plan and outstanding at September 30, 2016 and December 31, 2015.  Due to the insignificant numbers of loans modified and considered to be a TDR, forgiveness and other information with respect to the modifications have been omitted.  Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balances were $0.2 million and $0.1 million at September 30, 2016 and December 31, 2015.  A loan involved in the MPF modification program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  A modified loan is considered a TDR until the modified loan is performing to its original terms.

The FHLBNY measures all estimated credit losses based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $10.1 million and $10.7 million of such loans were outstanding at September 30, 2016 and December 31, 2015.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more, and $0.4 million were deemed impaired due to their past due delinquency status at September 30, 2016.  The allowance for credit losses associated with those loans was immaterial as the loans were well collateralized.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	September 30, 2016			December 31, 2015
Recorded Investment Outstanding	Performing	Non- performing	Total TDRs	Performing	Non- performing	Total TDRs
Troubled debt restructurings (TDRs) (a)(b) :
Loans discharged from bankruptcy	$9,640	$415	$10,055	$10,017	$666	$10,683
Modified loans under MPF® program	1,112	210	1,322	794	41	835
Total troubled debt restructurings	$10,752	$625	$11,377	$10,811	$707	$11,518
Related Allowance			$178			$113

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 9.                                                               Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	September 30, 2016	December 31, 2015
Interest-bearing deposits
Interest-bearing demand	$1,516,422	$1,308,923
Term (a)	29,000	26,000
Total interest-bearing deposits	1,545,422	1,334,923
Non-interest-bearing demand	28,429	15,493
Total deposits (b)	$1,573,851	$1,350,416

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

Due in one year or less
Interest-bearing deposits (a)	$1,545,422	0.20%	$1,334,923	0.04%
Non-interest-bearing deposits	28,429		15,493
Total deposits	$1,573,851		$1,350,416

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.0 trillion and $0.9 trillion as of September 30, 2016 and December 31, 2015.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	September 30, 2016	December 31, 2015
Percentage of unpledged qualifying assets to consolidated obligations	107%	107%

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

Consolidated obligation bonds-amortized cost	$70,061,051	$67,225,768
Hedge valuation basis adjustments (a)	488,921	346,423
Hedge basis adjustments on terminated hedges (b)	141,636	145,512
FVO (c) - valuation adjustments and accrued interest	3,872	(1,751)

Total Consolidated obligation bonds	$70,695,480	$67,715,952

Discount notes-amortized cost	$54,603,503	$46,837,709
FVO (c) - valuation adjustments and remaining accretion	27,097	12,159

Total Consolidated obligation discount notes	$54,630,600	$46,849,868

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

(c)    Valuation adjustments represent changes in the entire fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2016			December 31, 2015
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$38,983,280	0.73%	55.65%	$37,123,630	0.44%	55.23%
Over one year through two years	21,641,575	0.96	30.89	18,265,465	0.80	27.18
Over two years through three years	3,556,000	1.40	5.08	4,128,285	1.38	6.14
Over three years through four years	1,054,620	1.89	1.51	1,708,750	1.65	2.54
Over four years through five years	1,042,675	2.20	1.49	1,450,050	1.98	2.16
Thereafter	3,770,020	3.24	5.38	4,540,420	3.08	6.75

Total par value	70,048,170	1.01%	100.00%	67,216,600	0.84%	100.00%

Bond premiums (b)	42,673			42,169
Bond discounts (b)	(29,792)			(33,001)
Hedge valuation basis adjustments (c)	488,921			346,423
Hedge basis adjustments on terminated hedges (d)	141,636			145,512
FVO (e) - valuation adjustments and accrued interest	3,872			(1,751)

Total Consolidated obligation-bonds	$70,695,480			$67,715,952

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of Interest expense by $3.9 million and $11.0 million for the three and nine months ended September 30, 2016, compared to $4.7 million and $15.3 million for the same periods in the prior year.

(c)          Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship.  Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at its maturity, the unamortized basis is reversed to $0.  The unamortized basis was $141.6 million and $145.5 million at September 30, 2016 and at December 31, 2015.  Amortization was recorded as a yield adjustment, which reduced Interest expenses by $1.4 million and $4.3 million for the three and nine months ended September 30, 2016, compared to $1.4 million and $4.2 million for the same periods in the prior year.

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Interest Rate Payment Terms

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$33,939,170	48.45%	$45,808,600	68.15%
Fixed-rate, callable	1,115,000	1.59	3,698,000	5.50
Step Up, callable	50,000	0.07	525,000	0.78
Single-index floating rate	34,944,000	49.89	17,185,000	25.57

Total par value	70,048,170	100.00%	67,216,600	100.00%

Bond premiums	42,673		42,169
Bond discounts	(29,792)		(33,001)
Hedge valuation basis adjustments (a)	488,921		346,423
Hedge basis adjustments on terminated hedges (b)	141,636		145,512
FVO (c) - valuation adjustments and accrued interest	3,872		(1,751)

Total Consolidated obligation-bonds	$70,695,480		$67,715,952

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

The FHLBNY’s outstanding consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2016	December 31, 2015

Par value	$54,664,742	$46,875,847
Amortized cost	$54,603,503	$46,837,709
FVO (a) - valuation adjustments and remaining accretion	27,097	12,159
Total discount notes	$54,630,600	$46,849,868
Weighted average interest rate	0.37%	0.26%

(a)         Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Note 11.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 21, 2016.

The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Beginning balance	$114,965	$106,502	$113,352	$113,544
Additions from current period’s assessments	11,524	9,247	31,042	27,450
Net disbursements for grants and programs	(9,562)	(9,279)	(27,467)	(34,524)
Ending balance	$116,927	$106,470	$116,927	$106,470

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2016		December 31, 2015
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$746,047	$7,413,270	$691,580	$6,874,668
Total capital-to-asset ratio	4.00%	5.49%	4.00%	5.58%
Total capital (b)	$5,399,678	$7,413,270	$4,929,936	$6,874,668
Leverage ratio	5.00%	8.24%	5.00%	8.37%
Leverage capital (c)	$6,749,597	$11,119,905	$6,162,420	$10,312,002

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Anticipated redemptions of mandatorily redeemable capital stock in the following table assumes the FHLBNY will follow its current practice of daily redemption of capital in excess of the amount required to support advances and MPF loans (in thousands):

	September 30, 2016	December 31, 2015

Redemption less than one year	$15,407	$5,033
Redemption from one year to less than three years	11,815	12,214
Redemption from three years to less than five years	206	271
Redemption from five years or greater	1,721	1,981

Total	$29,149	$19,499

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Beginning balance	$29,878	$19,035	$19,499	$19,200
Capital stock subject to mandatory redemption reclassified from equity	224	1	13,431	8,180
Redemption of mandatorily redeemable capital stock (a)	(953)	(144)	(3,781)	(8,488)
Ending balance	$29,149	$18,892	$29,149	$18,892
Accrued interest payable (b)	$352	$196	$352	$196

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rate was 4.75% for three months ended September 30, 2016 and 4.10% for three months ended September 30, 2015.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $358.7 million and $303.1 million of Restricted retained earnings in the FHLBNY’s Total Capital at September 30, 2016 and December 31, 2015.

Note 13.                 Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016		2015

Net income	$103,345	$83,027	$278,386		$246,427

Net income available to stockholders	$103,345	$83,027	$278,386		$246,427

Weighted average shares of capital	57,280	52,744	55,900		53,403
Less: Mandatorily redeemable capital stock	(197)	(190)	(195)		(193)
Average number of shares of capital used to calculate earnings per share	57,083	52,554	55,705		53,210

Basic earnings per share	$1.81	$1.58	$5.00	(a)	$4.63

(a)  Quarterly numbers will not add to year-to-date numbers due to rounding.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Defined Benefit Plan	$1,875	$1,888	$5,625	$5,663
Benefit Equalization Plan (defined benefit)	1,141	1,187	3,424	3,561
Defined Contribution Plan	512	458	1,506	1,352
Postretirement Health Benefit Plan	(111)	39	(335)	116

Total retirement plan expenses	$3,417	$3,572	$10,220	$10,692

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$186	$185	$557	$554
Interest cost	476	447	1,428	1,342
Amortization of unrecognized net loss/(gain)	491	568	1,474	1,704
Amortization of unrecognized past service (credit)/cost	(12)	(13)	(35)	(39)

Net periodic benefit cost	$1,141	$1,187	$3,424	$3,561

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Service cost (benefits attributed to service during the period)	$31	$81	$93	$243
Interest cost on accumulated postretirement health benefit obligation	138	140	413	419
Amortization of loss/(gain)	160	258	480	775
Amortization of prior service (credit)/cost	(440)	(440)	(1,321)	(1,321)

Net periodic postretirement health benefit (income)/cost (a)	$(111)	$39	$(335)	$116

(a)         Plan amendments in a prior year reduced plan obligations by $8.8 million, and the resulting gain is being amortized over an actuarially determined period, reducing net periodic benefit costs.

Key assumptions (a) and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	September 30, 2016	December 31, 2015

Weighted average discount rate	3.94%	3.94%

Health care cost trend rates:
Assumed for next year
Pre 65	7.00%	7.00%
Post 65	6.25%	6.25%
Pre 65 Ultimate rate	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2024/2023	2024/2023
Post 65 Ultimate rate	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2024/2023	2024/2023
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line

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

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating- and fixed-rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge.  To the extent these derivatives are effective in offsetting the variability of hedged cash flows, the effective portion of the changes in the derivatives’ fair values will not be included in current earnings, but is reported in AOCI.  These changes in fair value will be included in earnings of future periods when the hedged cash flows impact earnings.  To the extent these cash flows are not effective, changes in their fair values are immediately included in Other income, in the Statements of Income.

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

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding were $126.0 million and $31.0 million at September 30, 2016 and December 31, 2015.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

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

	September 30, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$235,866	$483,916	$237,981	$527,061
Cleared derivatives	414,796	355,414	355,644	135,638
Total gross recognized amount	650,662	839,330	593,625	662,699
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(120,506)	(300,296)	(227,007)	(316,962)
Cleared derivatives	(208,465)	(355,414)	(184,959)	(135,638)
Total gross amounts of netting adjustments and cash collateral	(328,971)	(655,710)	(411,966)	(452,600)
Net amounts after offsetting adjustments
Bilateral derivatives	115,360	183,620	10,974	210,099
Cleared derivatives	206,331	—	170,685	—
Total net amounts after offsetting adjustments	321,691	183,620	181,659	210,099
Derivative instruments -Not Nettable
Delivery commitments (a)	59	14	17	14
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$321,750	$183,634	$181,676	$210,113
Non-cash collateral received or pledged not offset (c)
Cannot be sold or repledged
Bilateral derivatives	$106,614	$—	$345	$—
Delivery commitments (a)	59	—	17	—
Total cannot be sold or repledged	106,673	—	362	—
Net unsecured amount
Bilateral derivatives	8,746	183,634	10,629	210,113
Cleared derivatives	206,331	—	170,685	—
Total net amount (d)	$215,077	$183,634	$181,314	$210,113

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

(b)         Total net amount represents net unsecured amounts of Derivative assets and liabilities recorded in the Statements of Condition at September 30, 2016 and December 31, 2015.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.  It does not include non-cash collateral received or pledged.

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

The gross derivative exposure, as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, was $650.7 million at September 30, 2016 and $593.6 million at December 31, 2015.  Fair value amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), were $329.0 million and $412.0 million at those dates.  These netting adjustments included $141.4 million and $329.9 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at September 30, 2016 and December 31, 2015, and the net exposures after offsetting adjustments were $321.8 million and $181.7 million at those dates.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Derivative counterparties are also exposed to credit losses resulting from potential non-performance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At September 30, 2016 and December 31, 2015, net fair values of derivatives in unrealized loss positions were $183.6 million and $210.1 million, after deducting $468.2 million and $370.5 million of cash collateral posted to the exposed counterparties.

With respect to cleared derivatives, cash posted to the DCOs were in excess of required margins, primarily due to the requirement to post Initial margin.  The DCOs were exposed to the extent of the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and that specific exposure was not significant at September 30, 2016 and December 31, 2015.

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

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$62,496,953	$621,695	$662,613
Interest rate swaps-cash flow hedges	1,589,000	1,247	148,325
Total derivatives in hedging instruments	64,085,953	622,942	810,938

Derivatives not designated as hedging instruments
Interest rate swaps	26,738,244	25,192	26,935
Interest rate caps or floors	2,698,000	737	—
Mortgage delivery commitments	27,676	59	14
Other (b)	252,000	1,791	1,457
Total derivatives not designated as hedging instruments	29,715,920	27,779	28,406

Total derivatives before netting and collateral adjustments	$93,801,873	650,721	839,344
Netting adjustments and cash collateral (c)		(328,971)	(655,710)
Net after cash collateral reported on the Statements of Condition		321,750	183,634

Security collateral received from counterparty (d)		(105,235)	—
Net exposure		$216,515	$—

	December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$69,075,046	$561,016	$551,617
Interest rate swaps-cash flow hedges	1,624,000	2,017	87,259
Total derivatives in hedging instruments	70,699,046	563,033	638,876

Derivatives not designated as hedging instruments
Interest rate swaps	33,322,944	25,174	23,414
Interest rate caps or floors	2,698,000	4,947	—
Mortgage delivery commitments	14,806	17	14
Other (b)	62,000	471	409
Total derivatives not designated as hedging instruments	36,097,750	30,609	23,837

Total derivatives before netting and collateral adjustments	$106,796,796	593,642	662,713
Netting adjustments and cash collateral (c)		(411,966)	(452,600)
Net after cash collateral reported on the Statements of Condition		$181,676	$210,113

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

(c)          Cash collateral and related accrued interest posted by counterparties to the FHLBNY of $141.4 million and $329.9 million at September 30, 2016 and December 31, 2015 were netted in Netting adjustments in Derivative assets; cash collateral posted by the FHLBNY of $468.2 million and $370.5 million at September 30, 2016 and December 31, 2015 were netted in Netting adjustments in Derivative liabilities.

(d)         At September 30, 2016, counterparties had pledged U.S. government treasury security as collateral; no securities had been pledged to the FHLBNY at December 31, 2015.

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

Components of net gains/ (losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended September 30,
	2016				2015
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$279,555	$(279,684)	$(129)	$(86,488)	$(247,228)	$243,509	$(3,719)	$(235,506)
Consolidated obligation bonds	(72,679)	74,858	2,179	22,136	108,544	(107,487)	1,057	54,861
Net gains (losses) related to fair value hedges	206,876	(204,826)	2,050	$(64,352)	(138,684)	136,022	(2,662)	$(180,645)
Cash flow hedges	(2)		(2)	$(8,673)	(19)		(19)	$(9,165)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(3,511)		(3,511)		(180)		(180)
Caps or floors	(474)		(474)		360		360
Mortgage delivery commitments	90		90		364		364
Swaps economically hedging instruments designated under FVO	(4,625)		(4,625)		1,677		1,677
Accrued interest-swaps (a)	763		763		7,206		7,206
Net (losses) gains related to derivatives not designated as hedging instruments	(7,757)		(7,757)		9,427		9,427

Net gains (losses) on derivatives and hedging activities	$199,117	$(204,826)	$(5,709)		$(129,276)	$136,022	$6,746

	Nine months ended September 30,
	2016				2015
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(259,746)	$259,676	$(70)	$(324,790)	$(34,990)	$33,796	$(1,194)	$(708,041)
Consolidated obligation bonds	145,924	(142,519)	3,405	78,036	108,067	(105,513)	2,554	173,961

Net (losses) gains related to fair value hedges	(113,822)	117,157	3,335	$(246,754)	73,077	(71,717)	1,360	$(534,080)
Cash flow hedges	(49)		(49)	$(26,694)	(284)		(284)	$(26,492)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(5,023)		(5,023)		977		977
Caps or floors	(4,209)		(4,209)		(1,689)		(1,689)
Mortgage delivery commitments	958		958		(112)		(112)
Swaps economically hedging instruments designated under FVO	7,204		7,204		5,774		5,774
Accrued interest-swaps (a)	(5,624)		(5,624)		18,076		18,076
Net (losses) gains related to derivatives not designated as hedging instruments	(6,694)		(6,694)		23,026		23,026

Net (losses) gains on derivatives and hedging activities	$(120,565)	$117,157	$(3,408)		$95,819	$(71,717)	$24,102

(a)             Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended September 30,
	2016				2015
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$35	Interest Expense	$(490)	$(2)	$(1,543)	Interest Expense	$(537)	$(19)
Consolidated obligation discount notes (b)	19,521	Interest Expense	—	—	(39,281)	Interest Expense	—	—
	$19,556		$(490)	$(2)	$(40,824)		$(537)	$(19)

	Nine months ended September 30,
	2016				2015
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(1,649)	Interest Expense	$(1,638)	$(49)	$(2,418)	Interest Expense	$(1,555)	$(284)
Consolidated obligation discount notes (b)	(58,394)	Interest Expense	—	—	(29,498)	Interest Expense	—	—
	$(60,043)		$(1,638)	$(49)	$(31,916)		$(1,555)	$(284)

(a)                 Cash flow hedges of anticipated issuance of consolidated obligation bonds.

Changes in period recognized in AOCI for the three and nine months ended September 30, 2016 and the same periods in the prior year — Cash flow hedges executed and closed in the third quarter of 2016 resulted in a de minimis amount of net unrecognized gain, and a net unrecognized loss of $1.6 million in the year-to-date period ended September 30, 2016.  In the same periods in the prior year, contracts that were closed resulted in net unrecognized losses of $1.5 million and $2.4 million.  Unrecognized gains and losses in AOCI are amortized and reclassified to interest income and expense with an offset to the cumulative balance in AOCI.  There were no open swap contracts under this hedging strategy at September 30, 2016.  Open swap contracts under this hedging strategy were notional amounts of $0 million at September 30, 2016, and $35.0 million and $44.0 million at December 31, 2015 and September 30, 2015.  The fair values of open contracts recorded in AOCI were unrealized losses of $0.1 million at December 31, 2015.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized losses from hedges of anticipatory issuance strategy was $5.8 million at September 30, 2016, $6.8 million at September 30, 2015 and $5.8 million at December 31, 2015.  For more information, see Rollforward table below.

Amount Reclassified to Earnings — Amounts represented amortization of unrecognized losses from previously closed contracts that were recorded as a yield adjustment in interest expense and as an offset to reduce the unamortized balance in AOCI.

Ineffectiveness Recognized in Earnings — Ineffectiveness if any was insignificant.  Balances represented cash flow hedge ineffectiveness that were recorded in earnings in Other income as a fair value loss or gain from hedging activities (and not carried forward in AOCI).

(b)                 Hedges of discount notes in rolling issuances

Changes in period recognized in AOCI for the three and nine months ended September 30, 2016 and 2015 — Amounts represented period-over-period change in the fair values of open swap contracts in the cash flow hedging strategy.  Open swap contracts under this strategy were notional amounts of $1.6 billion at September 30, 2016 and December 31, 2015.  The fair values changes recorded in AOCI were net unrealized gains of $19.5 million and net unrecognized losses $58.4 million for the three and nine months ended September 30, 2016, compared to net unrealized losses of $39.3 million and $29.5 million for the same periods in the prior year.  The cash flow hedges mitigated exposure to the variability in future cash flows over a maximum period of 15 years.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized losses from hedges of discount notes in rolling issuances was $143.6 million at September 30, 2016, $110.3 million at September 30, 2015 and $85.2 million at December 31, 2015.  For more information, see Rollforward table below.

(c)                  Ineffectiveness recognized in earnings — The effective portion of the fair values of open contracts is recorded in AOCI.  Ineffectiveness is recorded in Other income as a component of derivatives and hedging gains and losses.

Cash Flow Hedges — Fair Value Changes in AOCI Rollforward Analysis (in thousands):

	September 30, 2016		December 31, 2015
	Rollover Hedge Program	Anticipatory Hedge Program	Rollover Hedge Program	Anticipatory Hedge Program

Beginning balance	$(85,222)	$(5,815)	$(80,778)	$(5,889)
Changes in fair values	(58,394)	—	(4,444)	—
Amount reclassified	—	1,638	—	2,773
Fair Value - closed contract	—	(1,649)	—	(2,678)
Fair Value - open contract	—	—	—	(21)

Ending balance	$(143,616)	$(5,826)	$(85,222)	$(5,815)

Notional amount of swaps outstanding	$1,589,000	—	$1,589,000	$35,000

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

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2016
		Estimated Fair Value				Netting Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$226,283	$226,283	$226,283	$—	$—	$—
Securities purchased under agreements to resell	2,710,000	2,709,996	—	2,709,996	—	—
Federal funds sold	10,219,000	10,218,926	—	10,218,926	—	—
Available-for-sale securities	736,152	736,152	40,810	695,342	—	—
Held-to-maturity securities	15,085,325	15,403,688	—	14,321,483	1,082,205	—
Advances	102,840,224	102,814,226	—	102,814,226	—	—
Mortgage loans held-for-portfolio, net	2,685,741	2,768,534	—	2,768,534	—	—
Accrued interest receivable	153,347	153,347	—	153,347	—	—
Derivative assets	321,750	321,750	—	650,721	—	(328,971)
Other financial assets	1,820	1,820	—	—	1,820	—

Liabilities
Deposits	1,573,851	1,573,859	—	1,573,859	—	—
Consolidated obligations
Bonds	70,695,480	70,877,021	—	70,877,021	—	—
Discount notes	54,630,600	54,631,984	—	54,631,984	—	—
Mandatorily redeemable capital stock	29,149	29,149	29,149	—	—	—
Accrued interest payable	125,006	125,006	—	125,006	—	—
Derivative liabilities	183,634	183,634	—	839,344	—	(655,710)
Other financial liabilities	63,144	63,144	63,144	—	—	—

	December 31, 2015
		Estimated Fair Value				Netting Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$327,482	$327,482	$327,482	$—	$—	$—
Securities purchased under agreements to resell	4,000,000	3,999,933	—	3,999,933	—	—
Federal funds sold	7,245,000	7,244,805	—	7,244,805	—	—
Available-for-sale securities	990,129	990,129	32,873	957,256	—	—
Held-to-maturity securities	13,932,372	14,114,222	—	12,985,121	1,129,101	—
Advances	93,874,211	93,681,217	—	93,681,217	—	—
Mortgage loans held-for-portfolio, net	2,524,285	2,546,492	—	2,546,492	—	—
Accrued interest receivable	145,913	145,913	—	145,913	—	—
Derivative assets	181,676	181,676	—	593,642	—	(411,966)
Other financial assets	2,166	2,166	—	—	2,166	—

Liabilities
Deposits	1,350,416	1,350,382	—	1,350,382	—	—
Consolidated obligations
Bonds	67,715,952	67,529,043	—	67,529,043	—	—
Discount notes	46,849,868	46,848,521	—	46,848,521	—	—
Mandatorily redeemable capital stock	19,499	19,499	19,499	—	—	—
Accrued interest payable	108,575	108,575	—	108,575	—	—
Derivative liabilities	210,113	210,113	—	662,713	—	(452,600)
Other financial liabilities	47,528	47,528	47,528	—	—	—

(a)         Level 3 Instruments – The fair values of non-Agency private-label MBS and housing finance agency bonds were estimated by management based on pricing services.  Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity so that the inputs may not be market based and observable.

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

Cash and Due from Banks — The estimated fair values approximate the recorded book balances, and are considered to be within Level 1 of the fair value hierarchy.

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  In its

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster, at September 30, 2016, each price must fall within 7 points (7 points at December 31, 2015) of the median price for residential PLMBS and within 2 points (2 points at December 31, 2015) of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At September 30, 2016, one held-to-maturity private-label MBS was deemed OTTI but was not written down to its fair value as its fair value was greater than its carrying value.  Thus it was not classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.  At December 31, 2015, one held-to-maturity private-label MBS was deemed OTTI and was written down to its fair values, so that its carrying values recorded in the balance sheet equaled its fair values, which was classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.

Housing finance agency bonds — The fair value of housing finance agency bonds is estimated by management using information primarily from pricing services.  Because of the current lack of significant market activity, their fair values were categorized within Level 3 of the fair value hierarchy as inputs into vendor pricing models may not be market based and observable.

Grantor trust — The FHLBNY has a grantor trust, which invests in money market, equity and fixed income and bond funds.  Investments in the trust are classified as AFS.  Daily net asset values (“NAVs”) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trust.  Because of the highly liquid nature of the investments at their NAVs, they are categorized as Level 1 financial instruments under the valuation hierarchy.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at September 30, 2016 and December 31, 2015.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for the significance factor has been established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At September 30, 2016 and December 31, 2015, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At September 30, 2016 and December 31, 2015, fair values of credit impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were also considered to be observable.  During the nine months ended September 30, 2016, certain loans that were delinquent for 180 days or more had been charged-off and loans were recorded at their fair values of $3.5 million on a non-recurring basis as a Level 2 financial instruments as significant inputs to value collateral were considered to be observable.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at September 30, 2016 and December 31, 2015.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at September 30, 2016 and December 31, 2015.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2016 and December 31, 2015, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities and mortgage loans at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Other real estate owned (ORE) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.  Generally, non-recurring items have not been material for the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$695,342	$—	$695,342	$—	$—
Equity and bond funds	40,810	40,810	—	—	—
Advances (to the extent FVO is elected)	10,467,142	—	10,467,142	—	—
Derivative assets (a)
Interest-rate derivatives	321,691	—	650,662	—	(328,971)
Mortgage delivery commitments	59	—	59	—	—

Total recurring fair value measurement - assets	$11,525,044	$40,810	$11,813,205	$—	$(328,971)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(16,231,970)	$—	$(16,231,970)	$—	$—
Bonds (to the extent FVO is elected) (b)	(1,795,537)	—	(1,795,537)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(183,620)	—	(839,330)	—	655,710
Mortgage delivery commitments	(14)	—	(14)	—	—

Total recurring fair value measurement - liabilities	$(18,211,141)	$—	$(18,866,851)	$—	$655,710

	December 31, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$957,256	$—	$957,256	$—	$—
Equity and bond funds	32,873	32,873	—	—	—
Advances (to the extent FVO is elected)	9,532,553	—	9,532,553	—	—
Derivative assets (a)
Interest-rate derivatives	181,659	—	593,625	—	(411,966)
Mortgage delivery commitments	17	—	17	—	—

Total recurring fair value measurement - assets	$10,704,358	$32,873	$11,083,451	$—	$(411,966)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(12,471,868)	$—	$(12,471,868)	$—	$—
Bonds (to the extent FVO is elected) (b)	(13,320,909)	—	(13,320,909)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(210,099)	—	(662,699)	—	452,600
Mortgage delivery commitments	(14)	—	(14)	—	—

Total recurring fair value measurement - liabilities	$(26,002,890)	$—	$(26,455,490)	$—	$452,600

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	September 30, 2016
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$3,519	$—	$3,519	$—
Real estate owned	875	—	—	875
Total non-recurring assets at fair value	$4,394	$—	$3,519	$875

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3

Private-label residential mortgage-backed securities	$3,516	$—	$—	$3,516
Mortgage loans held-for-portfolio	10,683	—	10,683	—
Real estate owned	2,360	—	—	2,360
Total non-recurring assets at fair value	$16,559	$—	$10,683	$5,876

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — One held-to-maturity PLMBS was determined to be OTTI but was not measured at fair values on a nonrecurring basis at September 30, 2016 as its fair values were above the carrying values.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that are determined to be credit impaired are required to be recorded at their fair values in the Statements of Condition.  For more information, see Note 5.  Held-to-Maturity Securities.

Mortgage loans and “Real estate owned” — Fair values recorded on a non-recurring basis during the period ended on the reporting dates.  During the nine months ended September 30, 2016, certain loans that were delinquent for 180 days or more were partially charged-off and the loans were recorded at their fair values of $3.5 million on a non-recurring basis.  Real estate owned (“Foreclosed”) properties, with fair values of $0.9 million was recorded on a non-recurring basis during the same period.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the three and nine months ended September 30, 2016 and the same periods in the prior year, and at December 31, 2015.

Advances elected under the FVO were short-term in nature, with tenors that were generally less than 24 months.  As with all advances, the loans were fully collateralized through their terms to maturity.  Consolidated obligation bonds and discount notes elected under the FVO are high credit quality, highly-rated instruments, and changes in fair values were generally related to changes in interest rates and investor preference, including investor asset allocation strategies.  The FHLBNY believes the credit-quality of Consolidated obligation debt has remained stable, and changes in fair value attributable to instrument-specific credit risk, if any, were not material given that the debt elected under the FVO had been issued within the past 24 months, and no adverse changes have been observed in their credit characteristics.

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended September 30,
	2016	2015	2016	2015	2016	2015
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$7,852,951	$7,262,390	$(3,577,048)	$(21,289,412)	$(10,665,920)	$(14,695,319)
New transactions elected for fair value option	5,920,079	1,140,000	(120,350)	(1,628,505)	(10,209,650)	(1,508,117)
Maturities and terminations	(3,317,204)	(1,500,000)	1,899,820	9,450,000	4,653,133	6,263,583
Net gains (losses) on financial instruments held under fair value option	8,536	(3,987)	321	1,242	(1,584)	1,769
Change in accrued interest/unaccreted balance	2,780	305	1,720	647	(7,949)	279

Balance, end of the period	$10,467,142	$6,898,708	$(1,795,537)	$(13,466,028)	$(16,231,970)	$(9,937,805)

	Nine months ended September 30,
	2016	2015	2016	2015	2016	2015
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$9,532,553	$15,655,403	$(13,320,909)	$(19,523,202)	$(12,471,868)	$(7,890,027)
New transactions elected for fair value option	7,304,504	5,448,000	(1,545,300)	(14,450,810)	(20,509,580)	(12,941,374)
Maturities and terminations	(6,390,444)	(14,201,015)	13,076,295	20,510,825	16,764,416	10,906,266
Net gains (losses) on financial instruments held under fair value option	16,850	(723)	(11,581)	(3,234)	(9,990)	(2,977)
Change in accrued interest/unaccreted balance	3,679	(2,957)	5,958	393	(4,948)	(9,693)

Balance, end of the period	$10,467,142	$6,898,708	$(1,795,537)	$(13,466,028)	$(16,231,970)	$(9,937,805)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended September 30,
	2016			2015
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$18,441	$8,536	$26,977	$9,258	$(3,987)	$5,271

	Nine months ended September 30,
	2016			2015
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$54,237	$16,850	$71,087	$32,244	$(723)	$31,521

	Three months ended September 30,
	2016			2015
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(3,320)	$321	$(2,999)	$(11,695)	$1,242	$(10,453)
Consolidated obligation discount notes	(16,591)	(1,584)	(18,175)	(7,034)	1,769	(5,265)

	$(19,911)	$(1,263)	$(21,174)	$(18,729)	$3,011	$(15,718)

	Nine months ended September 30,
	2016			2015
	Interest Expense	Net (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(19,698)	$(11,581)	$(31,279)	$(30,088)	$(3,234)	$(33,322)
Consolidated obligation discount notes	(37,344)	(9,990)	(47,334)	(19,324)	(2,977)	(22,301)

	$(57,042)	$(21,571)	$(78,613)	$(49,412)	$(6,211)	$(55,623)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	September 30, 2016			December 31, 2015
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$10,448,504	$10,467,142	$18,638	$9,532,240	$9,532,553	$313

Consolidated obligation bonds (b)	$1,791,665	$1,795,537	$3,872	$13,322,660	$13,320,909	$(1,751)
Consolidated obligation discount notes (c)	16,204,873	16,231,970	27,097	12,459,708	12,471,868	12,160
	$17,996,538	$18,027,507	$30,969	$25,782,368	$25,792,777	$10,409

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

Note 17.                                                  Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were par amounts of $1.0 trillion and $0.9 trillion at September 30, 2016 and December 31, 2015.

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

Outstanding standby letters of credit were approximately $10.9 billion and $12.5 billion as of September 30, 2016 and December 31, 2015, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were $1.3 million and $1.1 million as of September 30, 2016 and December 31, 2015.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $27.7 million and $14.8 million of mortgage loans at September 30, 2016 and December 31, 2015.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.  The FHLBNY also has executed conditional agreements with its members in the MPF program to purchase $1.0 billion and $1.2 billion of mortgage loans at September 30, 2016 and December 31, 2015.

Advances to members — Certain members had conditional agreements at September 30, 2016 with the FHLBNY to borrow $5.7 billion in advances.

Derivative contracts — When the FHLBNY executes derivatives with major financial institutions that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements.  When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organizations or DCOs, would enter into margin agreements.  When counterparties (including the DCOs) are exposed, the FHLBNY posts cash collateral to mitigate the counterparty’s credit exposure; the FHLBNY had posted $468.2 million and $370.5 million in cash with derivative counterparties as pledged collateral at September 30, 2016 and December 31, 2015, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 15.  Derivatives and Hedging Activities.

The following table summarizes contractual obligations and contingencies as of September 30, 2016 (in thousands):

	September 30, 2016
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$38,983,280	$25,197,575	$2,097,295	$3,770,020	$70,048,170
Consolidated obligation discount notes at par	54,664,742	—	—	—	54,664,742
Long-term debt obligations-interest payments (a)	282,820	257,865	42,873	122,252	705,810
Mandatorily redeemable capital stock (a)	15,407	11,815	206	1,721	29,149
Premises (lease obligations) (b)	3,114	10,004	9,073	54,453	76,644
Other liabilities (c)	383,899	7,403	5,909	48,410	445,621

Total contractual obligations	94,333,262	25,484,662	2,155,356	3,996,856	125,970,136

Other commitments
Standby letters of credit	10,839,938	61,423	—	—	10,901,361
Consolidated obligation bonds/discount notes traded not settled	661,681	—	—	—	661,681
Commitments to fund additional advances	5,661,100	—	—	—	5,661,100
Commitments to fund pension	7,500	—	—	—	7,500
Open delivery commitments (MPF)	27,676	—	—	—	27,676

Total other commitments	17,197,895	61,423	—	—	17,259,318

Total obligations and commitments	$111,531,157	$25,546,085	$2,155,356	$3,996,856	$143,229,454

(a)         Contractual obligations related to interest payments on long-term debt were calculated by applying the weighted average interest rate on the outstanding long-term debt at September 30, 2016 to the contractual payment obligations on long-term debt for each forecasted period disclosed in the table.  The FHLBNY’s overall weighted average contractual interest rate for long-term debt was 1.01% at September 30, 2016.  Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances.  Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock.

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

Also see Note 17. Commitments and Contingencies in the Bank’s most recent Form 10-K filed on March 21, 2016.

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

On September 21, 2016, LBHI served a disclosure calculating its damages to be $116 million, plus accrued contractual interest totaling $232 million.  On September 23, 2016, the FHLBNY filed a partial summary judgment motion seeking dismissal of LBHI’s claim that the FHLBNY violated section 562 of the Bankruptcy Code in calculating its claim, and also seeking dismissal of LBHI’s claim for contractual interest.  The parties are engaged in pre-trial discovery proceedings, and trial is currently scheduled to commence in April of 2017.

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

Debt Assumptions and Transfers

Debt assumptions — No debt was assumed in the nine months ended September 30, 2016.  In the nine months ended September 30, 2015, par amount of $35.0 million of Consolidated obligation bond was assumed from another FHLBank.

Debt transfers — No debt was transferred in the nine months ended September 30, 2016.  In the nine months ended September 30, 2015, the FHLBNY transferred $80.0 million of consolidated obligation bonds by transferring the debt obligations to another FHLBank at negotiated market rates that exceeded carrying value by $7.8 million.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Debt transfers and assumptions were in the ordinary course of the FHLBNY’s business.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of participation in the FHLBNY’s MPF loans that has remained outstanding was $16.8 million and $20.8 million at September 30, 2016 and December 31, 2015.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2016, compared to $0.3 million and $0.9 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At September 30, 2016 and December 31, 2015, outstanding notional amounts were $126.0 million and $31.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at September 30, 2016 and December 31, 2015 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the nine months ended September 30, 2016 and 2015, the FHLBNY extended overnight loans for a total of $0.9 billion and $2.8 billion to other FHLBanks.  There was no loan made in the three months ended September 30, 2016. In the three months ended September 30, 2015, the FHLBNY extended overnight loans for a total of $0.2 billion.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three and nine months ended September 30, 2016 and the same periods in the prior year, there were no borrowings from other FHLBanks.

Cash and Due from Banks

Compensating cash balances were held at Citibank.  For more information, see Note 3.  Cash and Due from Banks.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize outstanding balances with related parties at September 30, 2016 and December 31, 2015, and transactions for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

Related Party: Outstanding Assets, Liabilities and Capital

	September 30, 2016		December 31, 2015
	Related	Unrelated	Related	Unrelated
Assets
Cash and due from banks	$—	$226,283	$—	$327,482
Securities purchased under agreements to resell	—	2,710,000	—	4,000,000
Federal funds sold	—	10,219,000	—	7,245,000
Available-for-sale securities	—	736,152	—	990,129
Held-to-maturity securities	—	15,085,325	—	13,932,372
Advances	102,840,224	—	93,874,211	—
Mortgage loans (a)	—	2,685,741	—	2,524,285
Accrued interest receivable	118,700	34,647	112,014	33,899
Premises, software, and equipment	—	9,598	—	9,466
Derivative assets (b)	—	321,750	—	181,676
Other assets (c)	617	3,909	410	7,687

Total assets	$102,959,541	$32,032,405	$93,986,635	$29,251,996

Liabilities and capital
Deposits	$1,573,851	$—	$1,350,416	$—
Consolidated obligations	—	125,326,080	—	114,565,820
Mandatorily redeemable capital stock	29,149	—	19,499	—
Accrued interest payable	47	124,959	18	108,557
Affordable Housing Program (d)	116,927	—	113,352	—
Derivative liabilities (b)	—	183,634	—	210,113
Other liabilities (e)	63,144	382,477	47,528	103,846

Total liabilities	1,783,118	126,017,150	1,530,813	114,988,336

Total capital	7,191,678	—	6,719,482	—

Total liabilities and capital	$8,974,796	$126,017,150	$8,250,295	$114,988,336

(a)           May include insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)           Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business — At September 30, 2016, notional amounts outstanding were $1.1 billion, and the fair value was a derivative liability of $11.9 million.  There was no posting of cash collateral at September 30, 2016.  At December 31, 2015, notional amounts outstanding were $2.6 billion, and the fair value was a derivative liability of $10.3 million.  There was no posting of cash collateral at December 31, 2015.  The swap interest rate exchanges with Citibank, N.A. resulted in interest expenses of $0.9 million and $7.5 million for the three and nine months ended September 30, 2016, compared to $9.6 million and $24.2 million for the same periods in the prior year.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with Citibank in the capacity of a derivative dealer.

Derivative transactions with Goldman Sachs Bank USA, a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business — At September 30, 2016, notional amounts outstanding were $1.9 billion; the net fair value after posting $4.8 million cash collateral was a net derivative liability of $29.7 million.  At December 31, 2015, notional amounts outstanding were $2.5 billion; the net fair value after posting $19.3 million cash collateral was a net derivative liability of $29.4 million. The swap interest rate exchanges with Goldman Sachs Bank USA resulted in interest expense of $6.7 million and $27.9 million for the three and nine months ended September 30, 2016, compared to $27.4 million and $77.6 million for the same periods in the prior year.  Also, may include insignificant fair values due to intermediation activities on behalf of other members with Goldman Sachs in the capacity of a derivative dealer.

(c)            May include insignificant amounts of miscellaneous assets that are in the Unrelated party category.

(d)           Represents funds not yet allocated or disbursed to AHP programs.

(e)            Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Related Party:  Income and Expense transactions

	Three months ended September 30,
	2016		2015
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$235,232	$—	$127,792	$—
Interest-bearing deposits (a)	—	488	—	378
Securities purchased under agreements to resell	—	1,632	—	498
Federal funds sold	—	11,519	—	3,624
Available-for-sale securities	—	1,932	—	1,966
Held-to-maturity securities	—	72,322	—	65,920
Mortgage loans held-for-portfolio (b)	1	21,470	—	20,611
Loans to other FHLBanks	—	—	1	—

Total interest income	$235,233	$109,363	$127,793	$92,997

Interest expense
Consolidated obligations	$—	$203,451	$—	$110,390
Deposits	836	—	88	—
Mandatorily redeemable capital stock	370	—	196	—
Cash collateral held and other borrowings	—	293	—	98

Total interest expense	$1,206	$203,744	$284	$110,488

Service fees and other income/(expenses)	$2,421	$131	$2,507	$11

	Nine months ended September 30,
	2016		2015
	Related	Unrelated	Related	Unrelated
Interest income
Advances	$636,655	$—	$378,943	$—
Interest-bearing deposits (a)	—	1,523	—	1,083
Securities purchased under agreements to resell	—	5,152	—	1,019
Federal funds sold	—	32,689	—	9,112
Available-for-sale securities	—	6,636	—	6,283
Held-to-maturity securities	—	214,451	—	197,165
Mortgage loans held-for-portfolio (b)	1	65,065	—	59,905
Loans to other FHLBanks	15	—	9	—

Total interest income	$636,671	$325,516	$378,952	$274,567

Interest expense
Consolidated obligations	$—	$562,278	$—	$316,965
Deposits	2,126	—	301	—
Mandatorily redeemable capital stock	993	—	622	—
Cash collateral held and other borrowings	—	994	—	255

Total interest expense	$3,119	$563,272	$923	$317,220

Service fees and other income/(expenses)	$8,144	$1,315	$7,265	$522

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders at September 30, 2016, December 31, 2015, and September 30, 2015 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2016
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$28,550,000	27.92%	$47,009	22.04%	$108,918	17.96%
Metropolitan Life Insurance Company	New York	NY	14,295,000	13.98	48,446	22.71	152,871	25.21
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	11,121,600	10.88	41,606	19.50	124,481	20.53
New York Commercial Bank	Westbury	NY	461,400	0.45	1,282	0.60	4,152	0.68
Subtotal New York Community Bancorp, Inc.			11,583,000	11.33	42,888	20.10	128,633	21.21
HSBC Bank USA, National Association (c)	McLean	VA	6,700,000	6.55	16,492	7.73	43,702	7.21
Investors Bank (b)	Short Hills	NJ	4,066,511	3.98	18,073	8.47	51,337	8.47
New York Life Insurance Company	New York	NY	2,500,000	2.44	6,827	3.20	17,235	2.84
Goldman Sachs Bank USA	New York	NY	2,425,000	2.37	5,714	2.68	16,983	2.80
Astoria Bank (b)	Lake Success	NY	2,220,000	2.17	10,422	4.89	31,038	5.12
Valley National Bank (b)	Wayne	NJ	2,175,500	2.13	11,267	5.28	36,799	6.07
Signature Bank	New York	NY	1,930,900	1.89	6,186	2.90	18,854	3.11
Total			$76,445,911	74.76%	$213,324	100.00%	$606,370	100.00%

(a)    Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)    At September 30, 2016, officer of member bank also served on the Board of Directors of the FHLBNY.

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

(b)       At December 31, 2015, officer of member bank also served on the Board of Directors of the FHLBNY.

	September 30, 2015
				Percentage of
			Par	Total Par Value	Three Months		Nine Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$14,250,000	15.99%	$19,600	7.26%	$67,225	8.39%
Metropolitan Life Insurance Company	New York	NY	12,570,000	14.10	47,626	17.64	138,545	17.29
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	9,456,108	10.61	61,529	22.79	181,301	22.63
New York Commercial Bank	Westbury	NY	817,812	0.92	1,773	0.66	4,805	0.60
Subtotal New York Community Bancorp, Inc.			10,273,920	11.53	63,302	23.45	186,106	23.23
Hudson City Savings Bank, FSB (b)	Paramus	NJ	6,025,000	6.76	73,111	27.08	216,949	27.08
HSBC Bank USA, National Association	New York	NY	5,600,000	6.28	6,813	2.52	17,665	2.20
First Niagara Bank, National Association	Buffalo	NY	4,694,200	5.27	6,489	2.40	18,866	2.35
Investors Bank (c)	Short Hills	NJ	3,219,872	3.61	16,695	6.18	47,220	5.89
Astoria Bank (c)	Lake Success	NY	2,127,000	2.39	10,297	3.81	30,948	3.86
The Prudential Insurance Co. of America	Newark	NJ	1,975,000	2.22	7,430	2.75	22,355	2.79
Valley National Bank (c)	Wayne	NJ	1,899,500	2.13	18,648	6.91	55,443	6.92
Total			$62,634,492	70.28%	$270,011	100.00%	$801,322	100.00%

(a)    Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)    Hudson City Savings Bank, FSB was acquired by Manufacturers and Traders Trust Company in the fourth quarter of 2015.

(c)    At September 30, 2015, officer of member bank also served on the Board of Directors of the FHLBNY.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	59 - 60
1.1 - 1.15	Results of Operations	61 - 79
2.1	Assessments	79
3.1	Financial Condition	80
4.1 - 4.7	Advances	82 - 85
5.1 - 5.9	Investments	86 - 91
6.1 - 6.6	Mortgage Loans	92 - 94
7.1 - 7.10	Consolidated Obligations	95 - 98
7.11	FHLBNY Ratings	98
8.1 - 8.3	Capital	99
9.1 - 9.7	Derivatives	100 - 104
10.1 - 10.3	Liquidity	104 - 105
10.4	Short-Term Debt	106

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

2016 Third Quarter Highlights

Results of Operations

Net Income — 2016 third quarter Net income was $103.3 million, and increased by $20.3 million, or 24.5%, compared to the same period in the prior year.  Primary driver was the significant growth in Net interest income.

•                  Net interest income, the principal source of Net Income, was $139.6 million in the current year third quarter, an increase of $29.6 million, or 26.9%, from the same period in the prior year.

LIBOR-indexed assets, primarily ARC advances and floating-rate investments, benefited from the rising LIBOR.  Overnight investments in federal funds and overnight repurchase agreements benefited from rising yields in the overnight markets.  While our funding costs were also higher in line with the rates in our debt market, on a relative basis, however, our cost of funding benefited from favorable investor demand for Consolidated obligation discount notes and floating-rate bonds.  Money market reforms require money funds to hold additional short-term investments.  Strong money market investor demand enabled us to issue discount notes and floating-rate bonds at favorable sub-LIBOR spreads or at relatively lower yields than would be possible otherwise.  These positive market factors taken together improved Net interest spread to 40 basis points in the current year third quarter, an increase of 6 basis points from the same period in 2015.  Average earning assets were a little higher in the 2016 third quarter, driven by higher average advance balances, and that too contributed to the increase in Net interest income.

•                  Other Income (Loss) — Other Income/ (loss) reported a gain of $3.3 million in the current year third quarter, compared to a gain of $8.3 million in the prior year period.

•                  Service fees and Others were primarily correspondent banking fees and fee revenues from financial letters of credit.  Revenues were $2.6 million in the current year period, compared to $2.5 million in the prior year period.

•                  Financial instruments carried at fair values reported a net valuation gain of $7.3 million in the current year period, compared to a net loss of $1.0 million in the prior year period.

•                  Derivative and hedging activities reported a net loss of $5.7 million in the current year period, compared to a net gain of $6.7 million in the prior year period.

•                  Other Expenses were $27.9 million in the current year third quarter, compared to $26.0 million in the prior year period:

•                  Operating expenses were $7.9 million in the current year period, almost unchanged from the prior year period.

•                  Compensation and benefits expenses were $17.0 million in the current year period, up from $14.7 million in the prior year period.

•                  The expense allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $3.0 million in the current year period, compared to $3.4 million in the prior year period.

•                  AHP assessments allocated from net income were $11.5 million in the current year third quarter, compared to $9.2 million in the prior year period.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Financial Condition — September 30, 2016 Compared to December 31, 2015

Total assets increased to $135.0 billion at September 30, 2016 from $123.2 billion at December 31, 2015, an increase of $11.8 billion, or 9.5%.  Advances to members increased to $102.8 billion at September 30, 2016 from $93.9 billion at December 31, 2015, an increase of $8.9 billion, or 9.6%.  Cash at banks was $226.3 million at September 30, 2016, compared to $327.5 million at December 31, 2015.  Cash balance at September 30, 2016, included $162.0 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes, and the remaining liquidity was at the Federal Reserve Bank of New York.

Money Market investments at September 30, 2016 were $10.2 billion in federal funds sold and $2.7 billion in overnight resale agreements.  Money Market investments at December 31, 2015 were $7.2 billion in federal funds and $4.0 billion in overnight resale agreements.

Advances — Par balances increased at September 30, 2016 to $102.3 billion, compared to $93.5 billion at December 31, 2015.  Adjustable rate advance borrowings grew by 42.3% to $37.8 billion.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS is our investment profile.

In the AFS portfolio, long-term investments at September 30, 2016 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $0.7 billion, compared to $1.0 billion at December 31, 2015.

The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, which were classified as AFS; funds were carried on the balance sheet at fair values of $40.8 million and $32.9 million at September 30, 2016 and December 31, 2015.

In the HTM portfolio, long-term investments at September 30, 2016 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities, and housing finance agency bonds.  Carrying values of HTM securities are reported at amortized cost adjusted for credit and non-credit OTTI.  MBS were carried at $14.3 billion and $13.1 billion at September 30, 2016 and December 31, 2015.  Private-label issued MBS were only about 2% of the HTM portfolio of mortgage-backed securities at September 30, 2016 and December 31, 2015.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $817.9 million and $825.1 million at September 30, 2016 and December 31, 2015.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.6 billion at September 30, 2016, up a little from the balance at December 31, 2015.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Acquisitions in the nine months ended September 30, 2016 were $396.3 million, compared to $541.9 million in same period in the prior year.  Credit performance remains strong and delinquency low.  Historical loss experience remains very low.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio.

Capital ratios — Our capital position remains strong.  At September 30, 2016, actual risk-based capital was $7.4 billion, compared to required risk-based capital of $746.0 million.  To support $135.0 billion of total assets at September 30, 2016, the required minimum regulatory risk-based capital was $5.4 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.4 billion, exceeding required capital by $2.0 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Liquidity and Debt — At September 30, 2016, liquid assets included $62.1 million as demand cash balances at the Federal Reserve Bank of New York, $162.0 million as compensating cash balances at Citibank that could be withdrawn at short notice, $12.9 billion in overnight loans in the federal funds and the repo markets, and $0.7 billion of high credit quality GSE-issued available-for-sale securities, which are investment quality and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

We also hold Contingency Liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the Consolidated obligation debt market for at least 5 days.  The actual Contingency Liquidity under the 5-day scenario in the 2016 third quarter was $25.6 billion, well in excess of the required $2.4 billion.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — We project 2016 net income to be lower than 2015. In the prior year fourth quarter, we earned significant prepayment fees, which we do not anticipate in 2016.

Advances — The pace of balance sheet growth has been driven by the borrowing activities of a few large members.  We cannot predict if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity in the remainder of 2016.  At September 30, 2016, three members’ advance borrowings exceeded 10.0% of total advances outstanding at that date — Citibank, N.A. 27.9% (15.8% at December 31, 2015), Metropolitan Life Insurance Company 14.0% (13.4% at December 31, 2015), and New York Community Bank/New York Commercial Bank 11.3% (14.4% at December 31, 2015).

We expect limited demand for large intermediate and long-term advances because many members have adequate liquidity.  Member banks are also likely to develop liquidity strategies to address regulatory liquidity frameworks, and those strategies may lead certain member banks to prepay advances ahead of their maturities.  Because of the complex interactions among a number of factors driving large banking institutions to address regulatory liquidity guidance, we are unable to predict future trends particularly with respect to borrowings by our larger members.  When advances are prepaid, we receive prepayment penalty fees to make us economically whole, and the FHLBNY’s earnings may not be adversely impacted in the periods when prepayments occur, but may impact revenue streams in future periods.

Demand for FHLBank debt — Our primary source of funds is the sale of Consolidated obligations in the capital markets.  Our ability to obtain funds through the issuance of Consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.  The pricing of our longer-term debt remains at levels that are still unfavorable.  To the extent we receive sub-optimal funding, our member institutions in turn may experience higher costs for advance borrowings.  To the extent the FHLBanks may not be able to issue long-term debt at economical spreads to the 3-month LIBOR, borrowing choices may also be less economical for our members, potentially affecting their demand for advances.

The cost of FHLBank debt is a key driver of profitability, and we expect to be able to issue CO bonds and discount notes at reasonable spreads to yields earned from advances and investments.  Consolidated obligation discount notes and floating-rate notes have been in demand by investors, and pricing and yields have been attractive, specifically relative to LIBOR.  Our business plans and funding strategies are predicated on the expectation that investor demand will continue.

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

SELECTED FINANCIAL DATA (UNAUDITED)

Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in millions)	2016	2016	2016	2015	2015

Investments (a)	$28,750	$29,988	$27,326	$26,167	$28,436
Advances	102,840	95,273	89,482	93,874	90,745
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,686	2,631	2,565	2,524	2,462
Total assets	134,992	128,726	119,941	123,239	122,947
Deposits and borrowings	1,574	1,365	1,066	1,350	1,108
Consolidated obligations, net
Bonds	70,695	70,900	74,927	67,716	67,839
Discount notes	54,631	49,072	36,864	46,850	47,060
Total consolidated obligations	125,326	119,972	111,791	114,566	114,899
Mandatorily redeemable capital stock	29	30	31	19	19
AHP liability	117	115	111	113	106
Capital
Capital stock	6,023	5,666	5,360	5,585	5,286
Retained earnings
Unrestricted	1,002	984	972	967	887
Restricted	359	338	320	303	269
Total retained earnings	1,361	1,322	1,292	1,270	1,156
Accumulated other comprehensive loss	(192)	(214)	(193)	(136)	(164)
Total capital	7,192	6,774	6,459	6,719	6,278
Equity to asset ratio (c)(j)	5.33%	5.26%	5.39%	5.45%	5.11%

	Three months ended					Nine months ended
Statements of Condition	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
Averages (See note below; dollars in millions)	2016	2016	2016	2015	2015	2016	2015

Investments (a)	$28,636	$28,782	$29,650	$27,406	$28,032	$29,021	$26,789
Advances	95,802	91,652	91,821	88,867	90,053	93,101	92,255
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,652	2,597	2,548	2,496	2,422	2,599	2,316
Total assets	128,280	124,149	125,077	120,000	122,036	125,844	122,881
Interest-bearing deposits and other borrowings	1,489	1,454	1,301	1,229	1,029	1,415	1,208
Consolidated obligations, net
Bonds	70,134	73,509	71,055	70,082	69,838	71,561	68,872
Discount notes	48,475	41,331	44,921	40,705	43,163	44,922	44,612
Total consolidated obligations	118,609	114,840	115,976	110,787	113,001	116,483	113,484
Mandatorily redeemable capital stock	20	20	19	19	19	20	19
AHP liability	114	111	112	108	106	112	107
Capital
Capital stock	5,708	5,521	5,480	5,234	5,255	5,571	5,321
Retained earnings
Unrestricted	983	968	958	905	873	970	864
Restricted	346	326	310	281	259	327	243
Total retained earnings	1,329	1,294	1,268	1,186	1,132	1,297	1,107
Accumulated other comprehensive loss	(207)	(187)	(174)	(157)	(133)	(190)	(146)
Total capital	6,830	6,628	6,574	6,263	6,254	6,678	6,282

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Nine months ended
(except earnings and dividends per	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
share, and headcount)	2016	2016	2016	2015	2015	2016	2015
Net income	$103	$92	$83	$169	$83	$278	$246
Net interest income (d)	140	129	127	219	110	396	335
Dividends paid in cash (e)	64	62	61	55	53	187	173
AHP expense	12	10	9	19	9	31	27
Return on average equity (f)(g)(j)	6.02%	5.56%	5.10%	10.67%	5.27%	5.57%	5.24%
Return on average assets (g)(j)	0.32%	0.30%	0.27%	0.56%	0.27%	0.30%	0.27%
Other non-interest income (loss)	3	—	(5)	8	8	(2)	17
Operating expenses (h)	25	24	25	35	23	74	68
Finance Agency and Office of Finance expenses	3	3	4	4	3	10	10
Total other expenses	28	27	29	39	26	84	78
Operating expenses ratio (g)(i)(j)	0.08%	0.08%	0.08%	0.12%	0.07%	0.08%	0.07%
Earnings per share	$1.81	$1.66	$1.52	$3.20	$1.58	$5.00	$4.63
Dividends per share	$1.18	$1.12	$1.17	$1.03	$1.02	$3.47	$3.19
Headcount (Full/part time)	282	298	280	273	264	282	264

(a)             Investments include held-to-maturity securities, available-for-sale securities, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)             Allowances for credit losses were $1.4 million, $1.5 million, $1.2 million, $0.3 million and $0.4 million for the periods ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended September 30, 2016 and the same periods in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 21, 2016.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:                                       Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Total interest income	$344,596	$220,790	$962,187	$653,519
Total interest expense	204,950	110,772	566,391	318,143
Net interest income before provision for credit losses	139,646	110,018	395,796	335,376
Provision/(Reversal) for credit losses on mortgage loans	236	(12)	1,708	528
Net interest income after provision for credit losses	139,410	110,030	394,088	334,848
Total other income (loss)	3,316	8,259	(1,456)	17,046
Total other expenses	27,857	26,015	83,204	78,017
Income before assessments	114,869	92,274	309,428	273,877
Affordable Housing Program Assessments	11,524	9,247	31,042	27,450
Net income	$103,345	$83,027	$278,386	$246,427

2016 Third Quarter Compared to 2015 Third Quarter

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

2016 third quarter Net income was $103.3 million, and increased by $20.3 million, or 24.5%, compared to the same period in the prior year.  Primary driver was the significant growth in Net interest income.

•                  Net interest income, the principal source of Net Income, was $139.6 million in the current year third quarter, an increase of $29.6 million, or 26.9%, from the same period in the prior year.

Our LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Our overnight investments in the federal funds and the overnight repurchase agreements benefited from rising yields in the overnight markets.  While our funding costs were also higher in line with the rising rate environment, on a relative basis our cost of funding benefited from favorable investor demand for Consolidated obligation discount notes and floating-rate bonds.  Money market reforms require money funds to hold additional amounts of short-term investments.  Strong money market fund investor demand enables us to issue discount notes and floating-rate bonds at favorable sub-LIBOR spreads or at relatively lower yields than would be possible otherwise.  These positive market factors taken together improved Net interest spread to 40 basis points in the current year third quarter, an increase of 6 basis points from the same period in 2015.  Prepayment fee recorded in Net interest income, was $9.2 million in the current year third quarter and immaterial in the same period in 2015.  Average earning assets were a little higher in the 2016 third quarter, driven by higher average advance balances, and that too contributed to the increase in Net interest income.

•                  Other Income (Loss) — Other Income/ (loss) reported a gain of $3.3 million in the current year third quarter, compared to a gain of $8.3 million in the prior year period.

•                  Service fees and Others were primarily correspondent banking fees and fee revenues from financial letters of credit.  Revenues were $2.6 million in the current year quarter, compared to $2.5 million in the prior year period.

•                  Financial instruments carried at fair values reported a net valuation gain of $7.3 million in the current year quarter, compared to a net loss of $1.0 million in the prior year period.  We have elected to account for certain consolidated obligation debt and advances under the Fair Value Option (“FVO”), and for these instruments, changes in the entire fair values of the instruments are recorded through earnings.

•                  Derivative and hedging activities reported a net loss of $5.7 million in the current year quarter, compared to a net gain of $6.7 million in the prior year period.  Primary drivers of gains and losses in the reporting periods are discussed below:

Hedges that qualified for hedge accounting under ASC 815 reported valuation gains of $2.1 million in the current year quarter, compared to valuation losses of $2.7 million in the prior year period.

Derivatives (fair value changes of interest rate swaps, interest rate caps and floors, and net interest accruals on interest rate derivatives) that did not qualify for hedge accounting reported a net loss of $7.8 million in the current year quarter, compared to a net gain of $9.4 million in the prior year period.

•                  Fair value changes on standalone swaps reported a net loss of $7.2 million in the current year quarter, compared to a net gain of $1.7 million in the prior year period.

•                  Net interest settlements and accruals on standalone swaps are recorded within the derivative activity line item; a net expense of $0.1 million was recorded in the current year quarter, compared to a net income of $7.3 million in the prior year period.

•                  Fair value changes on interest rate caps in economic hedges of certain floating-rate investments reported a net loss of $0.5 million in the current year quarter, compared to a net gain of $0.4 million in the prior year period.

For more information, see financial statements, Note 15. Derivatives and Hedging Activities.  Also see, Table 1.13 Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type and discussions, in this MD&A.

•                  Other Expenses were $27.9 million in the current year third quarter, compared to $26.0 million in the prior year period:

•                  Operating expenses were $7.9 million in the current year quarter, almost unchanged from the prior year period.

•                  Compensation and benefits expenses were $17.0 million in the current year quarter, up from $14.7 million in the prior year period.

•                  The expense allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency was $3.0 million in the current year quarter, compared to $3.4 million in the prior year period.

•                  AHP assessments allocated from net income were $11.5 million in the current year third quarter, compared to $9.2 million in the prior year period.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Year-to-Date Period Ended September 30, 2016 Compared to September 30, 2015

Net income for the nine months ended September 30, 2016 was $278.4 million, and increased by $32.0 million, or 13.0%, compared to the year-to-date period in the prior year. The primary driver was the significant growth in Net interest income.  Other income, specifically Derivatives and hedging activities reported a net fair value loss of $3.4 million in the current year-to-date period, in contrast to a net fair value gain of $24.1 million in the same period in the prior year.

•                  Net interest income was $395.8 million in the year-to-date period in the current year, an increase of $60.4 million, or 18.0%, from the same period in the prior year.

In 2016, the higher prevailing LIBOR and overnight interest rates improved yields on LIBOR-indexed variable-rate assets and overnight investments.  Cost of funding was favorable in 2016, specifically the yields paid on Consolidated obligation discount notes and floating-rate bonds were at advantageous sub-LIBOR spreads.  Prepayment fee recorded in Net interest income was $13.8 million in the year-to-date period in the current year, up from $8.4 million in the same period in 2015.  These factors, taken together, improved Net interest spread to 39 basis points, an increase of 5 basis points from the same period in 2015.

•                  Other Income (Loss) — Other Income/(loss) reported a loss of $1.5 million in the year-to-date period in the current year, compared to a gain of $17.0 million in the prior year period:

•                  Service fees and Others were $9.5 million in the current year period, compared to $7.8 million in the prior year period.

•                  Financial instruments carried at fair values reported a net valuation loss of $4.7 million in the current year period, compared to a net loss of $6.9 million in the prior year period.

•                  Derivative and hedging activities reported a net loss of $3.4 million in the current year period, compared to a net gain of $24.1 million in the prior year period.  Primary drivers in the reporting periods are discussed below:

Hedges that qualified for hedge accounting under ASC 815 reported valuation gains of $3.3 million in the year-to-date period in the current year, compared to valuation gains of $1.1 million in the prior year period.

Derivatives (fair value changes of interest rate swaps, interest rate caps and floors, and net interest accruals) that did not qualify for hedge accounting reported a net loss of $6.7 million in the year-to-date period in the current year, compared to a net gain of $23.0 million in the prior year period.

•                  Fair value changes on standalone swaps reported a net gain of $5.4 million in the current year period, compared to a net gain of $5.8 million in the prior year period.

•                  Net interest settlements on standalone swaps were a net expense of $7.9 million in the current year period, compared to an income of $18.9 million in the prior year period.

•                  Fair value changes on interest rate caps in economic hedges of certain floating-rate investments reported a net loss of $4.2 million in the current year period, compared to a net loss of $1.7 million in the prior year period.

•                  Debt repurchases and transfers in the current year period reported a $2.8 million charge to earnings, compared to a $7.8 million charge in the prior year period.

•                  Other Expenses were $83.2 million in the year-to-date period in the current year, compared to $78.0 million in the prior year period:

•                  Operating expenses were $23.1 million in the current year period, up from $21.6 million in the prior year period.

•                  Compensation and benefits expenses were $50.7 million in the current year period, up from $46.0 million in the prior year period.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $9.4 million in the current year period, compared to $10.4 million in the prior year period.

•                  AHP assessments allocated from net income were $31.0 million in the year-to-date period in the current year, compared to $27.5 million in the prior year period.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

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

Net Interest Income — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:                                       Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
Total interest income (a)	$344,596	$220,790	56.07%	$962,187	$653,519	47.23%
Total interest expense (a)	204,950	110,772	(85.02)	566,391	318,143	(78.03)
Net interest income before provision for credit losses	$139,646	$110,018	26.93%	$395,796	$335,376	18.02%

(a) Total Interest Income and Total Interest Expense — See Table 1.7 and 1.9 together with accompany discussions.

Net interest income for the current year third quarter was $139.6 million, compared to $110.0 million in the prior year period.  Net interest income is typically driven by the volume of earning assets, as measured by average balances of earning assets, and by the net interest spread earned in the period.

The significant increase in Net interest income was driven by two primary factors.  First, by the impact of higher market interest rates on interest yielding assets, specifically overnight investments (maintained for liquidity) and LIBOR indexed advances.  And, second, by the favorable funding environment for Consolidated obligation discount notes and floating-rate notes.

Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 40 basis points in the current year third quarter, 6 basis points higher than in the prior year period.  Net interest margin, a measure of margin efficiency is measured as Net interest income divided by average earning assets, was 44 basis points in the current year third quarter, compared to 36 basis points in the prior year period.  Earning assets averaged $127.5 billion in the current year third quarter, an increase of $6.1 billion from the prior year period.

Net interest income for the year-to-date period ended September 30, was $395.8 million in the current year period, compared to $335.4 million in the same period in 2015.  Earning assets averaged $125.1 billion in the current year period, a small increase of $2.8 billion from the prior year period.  Net interest spread was 39 basis points in the current year period, 5 basis points higher than in the prior year period.  Net interest income and net interest spread in the 2016 period benefited from higher asset yields in a rising interest rate environment, and from a favorable funding environment for discount notes and floating-rate bonds.

Asset Yields

Interest income in the current year third quarter grew to $344.6 million, yielding 108 basis points, compared to $220.8 million at a yield of 72 basis points in the prior year period.  Recorded interest income and yields were net of the impact of interest rate swaps that “synthetically” converted certain fixed-rate advances to LIBOR-indexed variable-rate advances.

On a year-to-date basis at September 30, interest income grew to $962.2 million in the current year period, yielding 103 basis points, compared to $653.5 million at a yield of 71 basis points in the prior year period.  Asset yields and interest income have grown in the 2016 period in parallel with rising market interest rates.

The primary factors driving changes in the third quarter and year-to-date periods in 2016 are summarized below:

•                  Interest income from advances, which is the principal source of our revenues, was $235.2 million, and yielded 98 basis points in the current year third quarter, compared to $127.8 million in the prior year period, at a yield of 56 basis points.  Interest income from advances in the year-to-date period ended September 30, grew to $636.7 million, yielding 91 basis points in the current year period, compared to $378.9 million at a yield of 55 basis points in the prior year period.

The significant growth in interest income was largely yield related, driven by the rising rate environment.  Variable-rate advances (ARCs), which are indexed to LIBOR re-price at short intervals, benefited from the rising LIBOR in the current year periods.  Short-term advances, which are fixed-rate and mature within short intervals, re-priced (when rolled over) to higher coupons at frequent intervals along an upward sloping yield curve.  Longer-term fixed-rate advances that were swapped to the 3-month LIBOR benefited from a rising LIBOR that generated higher net cash flows on the swaps.  The fixed-rate coupons on swapped fixed-rate advances are synthetically converted by the execution of interest rate swaps to LIBOR indexed variable-rate yields.  When the 3-month LIBOR rises, interest rate swaps hedging advances generate improved cash in-flows.  The 3-month LIBOR averaged 69 basis points in the nine months ended September 30, 2016 versus 28 basis points in the same period in 2015.  See Table 1.8: Impact of Interest Rate Swaps on Interest Income Earned from Advances, and accompanying discussions.

•                  Interest income from federal funds and repurchase agreements in the current year third quarter grew to $13.2 million, yielding 40 basis points, benefiting from higher overnight rates for interbank lending.  The comparable interest income in the prior year period was $4.1 million at a yield of 12 basis points.  On a year-to-date basis at September 30, interest income from federal funds and repurchase agreements was $37.8 million, yielding 37 basis points in current year period, compared to $10.1 million, yielding 11 basis points in the prior year period.

•                  Interest income from investment securities, fixed- and floating-rate securities, was $74.3 million at a blended yield of 193 basis points in the current year third quarter, compared to $67.9 million at a yield of 183 basis points in the prior year period.  On a year-to-date basis at September 30, interest income from investment securities was $221.1 million at a blended yield of 194 basis points in the current year period, compared to $203.4 million at a yield of 187 basis points in the prior year period.  Interest income and yields grew due to higher invested balances in the floating-rate portfolio of mortgage-backed securities.  At the same time, yields and revenues increased as the portfolio re-priced with the rising LIBOR, which is the primary index on the floating-rate securities.

•                  Interest income from mortgage loans was $21.5 million at a yield of 322 basis points in the current year third quarter, compared to $20.6 million at a yield of 338 basis points in the prior year period.  On a year-to-date basis at September 30, interest income from mortgage loans was $65.1 million at a yield of 334 basis points in the current year period, compared to $59.9 million at a yield of 346 basis points in the prior year period.

Consolidated Obligation debt funding costs:

In 2016, debt coupons and costing yields have increased with the rising market interest rates for Consolidated debt.  Yet, investor demand for Consolidated obligation discount notes thus far in 2016 was strong, and has tended to keep yields at favorable sub-LIBOR levels.  Floating-rate bonds have also been in demand by investors in 2016.  That too has driven down the relative cost of funding.  Sub-LIBOR spreads have widened and we have shifted funding mix to greater utilization of floating-rate bonds to fund our variable-rate assets.

Consolidated obligation bonds (“CO bonds” or bonds) — Interest expense on CO bonds, fixed- and floating-rate, was $145.0 million at a blended funding cost of 82 basis points in the current year third quarter, compared to $85.1 million at a funding cost of 48 basis points in the prior year period.  On a year-to-date basis at September 30, interest expense was $406.4 million at a funding cost of 76 basis points in the current year period, up from $245.6 million, or 48 basis points in the prior year period.  Reported funding costs were net of the fair value hedge impact of interest rate swaps that “synthetically” converted a significant percentage of fixed-rate bonds to sub-LIBOR yields.  Floating-rate CO bonds issued and outstanding grew to $34.9 billion at September 30, 2016, up from $17.2 billion at December 31, 2015 and $15.4 billion at September 30, 2015.  Variable-rate balance sheet assets have increased, driving up the need for variable rate funding.  Investor demand for floating-rate CO bonds has made it attractive to fund with floaters, allowing us to diversify as a short-term funding alternative to the issuance of discount notes.

Favorable changes in cost of funding were partially offset by the impact of the rising 3-month LIBOR on swapped debt.  Higher LIBOR has tended to increase interest payments on swaps hedging fixed-rate debt.  Yields on swapped Consolidated bonds are synthetically converted (by the execution of interest rate swaps) to LIBOR indexed funding cost.  In the year-to-date period in 2016, the 3-month LIBOR was significantly higher, on average about 41 basis points, compared to the same period in the prior year.  See Table 1.10 - Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense, and accompanying discussions.

Consolidated obligation discount notes (“CO discount notes” or discount notes) — Interest expense on discount notes was $58.5 million at a funding cost of 48 basis points in the current year third quarter, compared to $25.3 million at a cost of 23 basis points in the prior year period.  On a year-to-date basis at September 30, interest expense was $155.9 million at a funding cost of 46 basis points in the current year period, up from $71.3 million at a funding cost of 21 basis points in the prior year period.

Money market funds are attempting to increase their investments in CO discount notes in anticipation of money market reforms.  While interest expense on discount notes has increased in a rising rate environment in the current year periods, investor demand has favorably impacted yields and pricing of CO discount notes.  Sub-LIBOR spreads have widened and funding costs have been lower than otherwise achievable.

Reported yields on discount note funding discussed above are weighted average cost after factoring the impact of cash flow hedges.  The “after swap” cost is higher than the actual yields on the notes.  Cash flow hedging programs have “synthetically” converted the 90-day variability of cash flows on $1.6 billion of discount note yields to long-term fixed swap rates.  The cash flow hedging assures us of long-term funding at a predictable rate.

Interest income from investing member capital — We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital was $7.0 billion in the current year third quarter compared to $6.4 billion in the prior year period; the average capital in the year-to-date period ended September 30, was $6.9 billion in 2016 and $6.4 billion in 2015.  In the past several years, opportunities for investing in short-term assets that met our risk/reward preferences had been limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the low prevailing overnight rates at financial institutions.  In the current year periods, market yields for overnight investments have improved.  For more information about factors that impact Interest income and Interest expense, see Table 1.3 and discussions thereto.  Also, see Table 1.5 Spread and Yield Analysis, and Table 1.6 Rate and Volume Analysis.

Impact of Qualifying Hedges on Net Interest Income — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:                                       Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Interest Income	$431,084	$456,296	$1,286,977	$1,361,560
Net interest adjustment from interest rate swaps	(86,488)	(235,506)	(324,790)	(708,041)
Reported interest income	344,596	220,790	962,187	653,519

Interest Expense	218,413	156,468	617,733	465,612
Net interest adjustment from interest rate swaps and basis amortization	(13,463)	(45,696)	(51,342)	(147,469)
Reported interest expense	204,950	110,772	566,391	318,143

Net interest income	$139,646	$110,018	$395,796	$335,376

Net interest adjustment - interest rate swaps	$(73,025)	$(189,810)	$(273,448)	$(560,572)

GAAP Compared to Economic — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.4:                                       GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Three months ended September 30,
	2016			2015
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$139,646	0.44%	0.40%	$110,018	0.36%	0.34%
Interest (expense) income
Swaps not designated in a hedging relationship	(137)	—	—	7,339	0.02	0.02

Economic net interest income	$139,509	0.44%	0.40%	$117,357	0.38%	0.36%

	Nine months ended September 30,
	2016			2015
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$395,796	0.42%	0.39%	$335,376	0.37%	0.34%
Interest (expense) income
Swaps not designated in a hedging relationship	(7,955)	(0.01)	(0.01)	18,840	0.02	0.02

Economic net interest income	$387,841	0.41%	0.38%	$354,216	0.39%	0.36%

(a)   Viewed on an economic basis, interest income or expense generated on standalone interest rate swaps would be considered as a measure of net interest income.  However, under GAAP, such interest income or expense is a measure of derivative and hedging gains and losses.  Standalone interest rate swaps in economic hedges were associated with — (1) Basis swaps that hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted the debt to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged instruments elected under the FVO.

If viewed on an economic basis, interest accruals on such interest rate swaps would have reduced net interest income by $0.1 million and $8.0 million in the three and nine months ended September 30, 2016.  In the prior year, interest accruals generated by swaps in economic hedges would have increased reported net interest income by $7.3 million and $18.8 million in the same periods.

From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that executes interest rate swap hedges, converting fixed-rate exposures to LIBOR exposures, or creating fixed-rate cash flows; the execution of the business model and the strategy should be considered as a relevant measure of our interest margin performance, rather than as a derivative and hedging gain or loss.

Yields and spreads are annualized.  Table 1.4 above provides useful information to track the impact on our economic net interest margin.

Spread and Yield Analysis — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

Table 1.5:                                       Spread and Yield Analysis

	Three months ended September 30,
	2016			2015
		Interest				Interest
	Average	Income/		Average		Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance		Expense	Rate (a)
Earning Assets:
Advances	$95,802,032	$235,232	0.98%	$90,053,007		$127,792	0.56%
Interest bearing deposits and others	498,452	488	0.39	974,364		378	0.15
Federal funds sold and other overnight funds	13,164,033	13,151	0.40	13,217,445		4,122	0.12
Investments	15,337,962	74,254	1.93	14,730,894		67,886	1.83
Mortgage loans held-for-portfolio	2,651,888	21,471	3.22	2,422,119		20,611	3.38
Loans to other FHLBanks	—	—	—	1,739		1	0.12

Total interest-earning assets	$127,454,367	$344,596	1.08%	$121,399,568		$220,790	0.72%

Funded By:
Consolidated obligation bonds	$70,133,640	$144,950	0.82%	$69,828,224	(b)	$85,118	0.48%
Consolidated obligation discount notes	48,474,788	58,501	0.48	43,163,124		25,272	0.23
Interest-bearing deposits and other borrowings	1,476,002	1,129	0.30	1,045,159		186	0.07
Mandatorily redeemable capital stock	19,661	370	7.50	18,963		196	4.10

Total interest-bearing liabilities	120,104,091	204,950	0.68%	114,055,470		110,772	0.38%

Other non-interest-bearing funds	313,458	—		956,935		—
Capital	7,036,818	—		6,387,163		—

Total Funding	$127,454,367	$204,950		$121,399,568		$110,772

Net Interest Income/Spread		$139,646	0.40%			$110,018	0.34%

Net Interest Margin (Net interest income/Earning Assets)			0.44%				0.36%

	Nine months ended September 30,
	2016			2015
		Interest				Interest
	Average	Income/		Average		Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance		Expense	Rate (a)
Earning Assets:
Advances	$93,101,351	$636,655	0.91%	$92,255,110		$378,943	0.55%
Interest bearing deposits and others	501,338	1,523	0.41	1,066,989		1,083	0.14
Federal funds sold and other overnight funds	13,664,748	37,841	0.37	12,133,685		10,131	0.11
Investments	15,233,325	221,087	1.94	14,552,462		203,448	1.87
Mortgage loans held-for-portfolio	2,599,414	65,066	3.34	2,316,258		59,905	3.46
Loans to other FHLBanks	5,474	15	0.37	11,484		9	0.10

Total interest-earning assets	$125,105,650	$962,187	1.03%	$122,335,988		$653,519	0.71%

Funded By:
Consolidated obligation bonds	$71,560,621	$406,396	0.76%	$68,862,745	(b)	$245,645	0.48%
Consolidated obligation discount notes	44,921,933	155,882	0.46	44,612,266		71,320	0.21
Interest-bearing deposits and
other borrowings	1,418,438	3,120	0.29	1,212,125		556	0.06
Mandatorily redeemable capital stock	19,546	993	6.79	19,300		622	4.31

Total interest-bearing liabilities	117,920,538	566,391	0.64%	114,706,436		318,143	0.37%

Other non-interest-bearing funds	317,515	—		1,201,634		—
Capital	6,867,597	—		6,427,918		—

Total Funding	$125,105,650	$566,391		$122,335,988		$318,143

Net Interest Income/Spread		$395,796	0.39%			$335,376	0.34%

Net Interest Margin
(Net interest income/Earning Assets)			0.42%				0.37%

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

Rate and Volume Analysis — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 1.6:                                       Rate and Volume Analysis

	For the three months ended
	September 30, 2016 vs. September 30, 2015
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$8,638	$98,802	$107,440
Interest bearing deposits and others	(252)	362	110
Federal funds sold and other overnight funds	(18)	9,047	9,029
Investments	2,861	3,507	6,368
Mortgage loans held-for-portfolio	1,893	(1,033)	860
Loans to other FHLBanks	(1)	—	(1)

Total interest income	13,121	110,685	123,806

Interest Expense
Consolidated obligation bonds	374	59,458	59,832
Consolidated obligation discount notes	3,453	29,776	33,229
Deposits and borrowings	105	838	943
Mandatorily redeemable capital stock	7	167	174

Total interest expense	3,939	90,239	94,178

Changes in Net Interest Income	$9,182	$20,446	$29,628

	For the nine months ended
	September 30, 2016 vs. September 30, 2015
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$3,508	$254,204	$257,712
Interest bearing deposits and others	(814)	1,254	440
Federal funds sold and other overnight funds	1,432	26,278	27,710
Investments	9,719	7,920	17,639
Mortgage loans held-for-portfolio	7,136	(1,975)	5,161
Loans to other FHLBanks	(7)	13	6

Total interest income	20,974	287,694	308,668

Interest Expense
Consolidated obligation bonds	9,977	150,774	160,751
Consolidated obligation discount notes	498	84,064	84,562
Deposits and borrowings	110	2,454	2,564
Mandatorily redeemable capital stock	8	363	371

Total interest expense	10,593	237,655	248,248

Changes in Net Interest Income	$10,381	$50,039	$60,420

Interest Income — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.7:                                       Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
Interest Income
Advances (a)	$235,232	$127,792	84.07%	$636,655	$378,943	68.01%
Interest-bearing deposits (b)	488	378	29.10	1,523	1,083	40.63
Securities purchased under agreements to resell (c)	1,632	498	NM	5,152	1,019	NM
Federal funds sold (c)	11,519	3,624	NM	32,689	9,112	NM
Available-for-sale securities (d)	1,932	1,966	(1.73)	6,636	6,283	5.62
Held-to-maturity securities (d)	72,322	65,920	9.71	214,451	197,165	8.77
Mortgage loans held-for-portfolio (e)	21,471	20,611	4.17	65,066	59,905	8.62
Loans to other FHLBanks	—	1	NM	15	9	66.67

Total interest income	$344,596	$220,790	56.07%	$962,187	$653,519	47.23%

(a)                  Interest income from Advances — Interest income from advances in qualifying hedging relationships is recorded net of interest accruals on the interest rate swaps hedging the advances.  As a result, reported interest income would not necessarily be the same for advances if not in a qualifying hedge.  Table 1.8 summarizes the impact of interest rate swaps on advance interest income.  For hedged fixed-rate advances, interest income is synthetically converted to a LIBOR indexed yield.  Interest income from advances also includes net prepayment fees when members prepay advances ahead of their contractual maturities.

Third quarter Interest income — Interest income from advances increased in the current year third quarter by $107.4 million, or 84.1%.  Increase has largely been driven by the rising interest rate environment in 2016.  Average balances increased by $5.7 billion in the current year third quarter, contributing $8.6 million in volume related incremental interest income.  The higher interest rate environment contributed $98.8 million in rate-related incremental interest income in the current year third quarter.  Weighted average yield on the advance portfolio, net of the impact of interest rate swap, was 98 basis points in the current year third quarter, compared to 56 basis points in the prior year period.  In a rising rate environment, when maturing short-term fixed-rate advances were replaced, the replacement advances were  higher yielding.  The rising LIBOR also benefited advance yields in two primary ways.  Fixed-rate advances that were swapped to the 3-month LIBOR and synthetically converted to a variable-rate LIBOR indexed coupon (we receive LIBOR-indexed cash flows) benefited from a rising LIBOR.  Variable-rate advances (ARCs) indexed to LIBOR also yielded higher interest income in a rising LIBOR environment.

Year-to-date ended September 30 Interest income — Interest income from advances increased by $257.7 million, or 68.0% in the current year-to-date period.  Higher yields contributed $254.2 million in interest income primarily driven by the higher interest rate environment in the current year-to-date period.  Weighted average yield on a swapped basis was 91 basis points in the current year period, compared to 55 basis points in the prior year period.  Average advance balances increased by only $0.8 billion in the current year period, contributing $3.5 million in incremental interest income.

Key changes in the third quarter and year-to-date periods in the current and the prior year are discussed below:

•                  Longer term fixed-rate advances remained a significant component of the advance portfolio.  It averaged $44.9 billion in outstanding balances in the current year third quarter, yielding 170 basis points on an un-swapped basis, compared to an average balance of $48.2 billion, yielding 247 basis points in the prior year period.  Typically, the longer-term fixed-rate advances are swapped to variable-rate indexed to the 3-month LIBOR.  On a swapped basis, the long-term fixed-rate portfolio yielded about 95 basis points in the current year third quarter, compared to about 57 basis points in the prior year period.  On a year-to-date basis at September 30, long-term fixed-rate advances were $45.5 billion in average outstanding balances in the current year period, yielding 183 basis points on an un-swapped basis, compared to $47.8 billion in average balances in the prior year period, yielding 249 basis points.  On a swapped basis, the yield was 90 basis points in the year-to-date period in the current year, compared to 55 basis points in the prior year period.

Yield decline in periods in 2016 on an unswapped basis was primarily due to significant amounts of long-term advances that had been modified or prepaid and replaced by lower yielding advances in the fourth quarter of 2015.

•                  Adjustable Rate Credit advances or ARC advances represented 36.9% of our advance portfolio at September 30, 2016 (par amount outstanding was $37.8 billion at September 30, 2016, up from $26.5 billion at December 31, 2015 and $24.0 billion at September 30, 2015).  ARCs yielded 95 basis points in the current year third quarter, up from 52 basis points in the prior year period.  ARCs, which are indexed to LIBOR, benefited from the higher LIBOR in the current year third quarter.  The average 3-month LIBOR was 79 basis points in the current year third quarter, up from 31 basis points in the prior year period.  On a year-to-date basis at September 30, ARCs yielded 89 basis points in 2016, up from 49 basis points in the prior year period.  The average 3-month LIBOR in the nine months ended September 30, 2016 was 69 basis points in 2016, up from 28 basis points in the prior year period.

•                  Short-term fixed-rate Advances, which can have maturities from 2 days up to one year, represented 10.0% (par, $10.3 billion) of the advance portfolio at September 30, 2016; short-term fixed-rate advances also benefited from the rising overnight and short-term interest rates in the current year period, as maturing advances were replaced by higher yielding advances.

(b)                     Interest bearing deposits — Represents interest income earned on cash posted as collateral and margins to derivative counterparties. Yields on such deposits are based on the overnight federal funds effective rates, which is the earning index for cash collateral and margins.  Average yield was 39 basis points in the current year third quarter, compared to 15 basis points in the prior year period.  Average yield was 41 basis points in the current year-to-date period, compared to 14 basis points in the prior year period.  Average cash balances were lower in the current year periods as we continue to execute derivatives as “clearable trades” through central clearing, enabling us to net positive and negative derivative contracts through a Derivative Clearing Organization and post lower cash balances.

(c)                      Interest income from investments in federal funds and other overnight funds — Interest income from investments in federal funds sold and overnight investments was $13.2 million in the current year third quarter, compared to $4.1 million in the prior year period.  The increase was driven by the higher level of federal funds effective rates in the current year third quarter.  Weighted average yield from overnight investments was 40 basis points in the current year third quarter, up from 12 basis points in the prior year period.

Average invested balance was $13.2 billion in the current year and prior year third quarters.  On a year-to-date basis at September 30, interest income from investments in federal funds sold and other overnight investments was $37.8 million in the current year-to-date period, compared to $10.1 million in the prior year period.  Weighted average yield from overnight investments was 37 basis points in the current year-to-date period, compared to 11 basis points in the prior year period.  The increase was consistent with higher overnight market rates.  Average invested balance was $13.7 billion in the current year-to-date period, compared to $12.1 billion in the prior year period.

(d)                  Interest income from investment securities — Available-for-sale and Held-to-maturity securities — Long-term investments were primarily GSE- issued mortgage-backed securities (“MBS”), a small portfolio of private label MBS, a portfolio of housing finance agency bonds, and bond and equity funds in a Grantor trust owned by the FHLBNY.

Pricing and yields of GSE —issued MBS have improved somewhat in the current year periods after a sustained period in prior years during which MBS yields were low and spreads to LIBOR narrow.  Market conditions limited acquisitions of MBS to only when pricing and yields met our risk/return criteria.  Although we are encouraged by the widening of spread, specifically for floating rate GSE-issued CMBS, pricing remains at a premium and spread compression remains a challenge.  A tight supply of securities has been the primary cause.

Long-term investment securities were designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).

AFS portfolio — Mortgage-backed securities

The AFS portfolio of mortgage-backed securities were floating-rate GSE issued securities.  Interest income was $1.9 million in the current year third quarter, compared to $2.0 million in the prior year period.  Floating-rate MBS are indexed typically to the 1-month LIBOR, which had been at record lows in the earlier quarters in the prior year.  The 1-month LIBOR averaged 51 basis points in the current year third quarter.  In contrast, the average 1-month LIBOR was 20 basis points in the prior year period.  The all-in-yield (LIBOR plus the margin) earned from floating-rate MBS was 108 basis points in the current year third quarter, compared to 75 basis points in the prior year period.  The favorable impact of the higher LIBOR levels in the current year period was offset by the continued decline of the portfolio.  Average principal balance was $717.2 million in the current year third quarter, compared to $1.0 billion in the prior year period.

On a year-to-date basis at September 30, the AFS portfolio earned $6.6 million in the current year period, compared to $6.3 million in the prior year period.  The all-in-yield earned from floating-rate MBS was 106 basis points in the current year period, compared to 98 basis points in the prior year period.  Average principal balance declined to $835.8 million in the current year period from $1.1 billion in the prior year period.

Vintage higher margin floating-rate MBS continue to be paid down, adversely impacting yields and interest income in the 2016 periods.

HTM portfolio - Mortgage-backed securities (fixed and floating-rate securities), and Housing finance agency bonds

Fixed-rate MBS in the HTM portfolio earned $52.1 million in the current year third quarter, compared to $54.1 million in the prior year period.  Yields have been declining as vintage higher coupon fixed-rate MBS have paid down.  Market pricing for new issuances of highly-rated GSE securities generally remains unfavorable and yields low.  When new securities were acquired to replace paydowns, tight pricing adversely impacted yields and revenues.  Yields discussed do not include the impact of credit and non-credit OTTI and accretable yield under GAAP, as we believe a discussion of economic yields may enhance readers’ understanding of market conditions.

The yield on fixed-rate MBS was 296 basis points in the current year third quarter, compared to 298 basis points in the prior year period.  Volume, as measured by average outstanding principal balance was $7.0 billion in the current year third quarter, compared to $7.2 billion in the prior year period, with acquisitions just keeping pace with paydowns.  On a year-to-date basis at September 30, fixed-rate MBS earned $159.9 million in the current year period, compared to $162.8 million earned in the prior year period.  The yield on fixed-rate MBS was 300 basis points in the current year-to-date period, compared to 392 basis points in the prior year period.  Average outstanding principal balance was $7.1 billion in the current year-to-date period, slightly lower compared to the prior year period.  The impact of a substantially unchanged volume of investment securities and a declining portfolio of high-yielding vintage securities explain the gradual decline in interest income.

Floating-rate MBS in the HTM portfolio earned $17.1 million in the current year third quarter, compared to $9.4 million in the prior year period.  Floating-rate MBS are indexed typically to the 1-month LIBOR.  Growth in revenue was driven by the increase in the portfolio, and by the higher LIBOR levels as the portfolio re-priced to higher yields.  Average principal balance was $6.9 billion, yielding 101 basis points in the current year third quarter, compared to average principal balance of $5.6 billion that yielded 67 basis points in the prior year period.  Market yields for newly issued floating-rate commercial mortgage-backed securities (“CMBS”) have improved in the 2016 periods, and acquisitions were made when the yields justified our risk-reward targets.  On a year-to-date basis at September 30, floating-rate MBS in the HTM portfolio earned $45.8 million in the current year period, compared to $27.2 million in the prior year period.  Average principal balance was $6.5 billion, yielding 95 basis points in the current year period, compared to average principal balance of $5.5 billion that yielded 86 basis points in the prior year period.

Housing finance agency bonds

Interest income from housing finance agency bonds (“HFA bonds”) was $2.3 million in the current year third quarter, compared to $1.6 million in the prior year period.  On a year-to-date basis at September 30, interest income from HFA bonds was $6.5 million in the current year period, compared to $4.7 million in the prior year period.  HFA bonds are primarily floating-rate securities indexed to LIBOR, and yields benefited from the higher LIBOR as the bonds re-priced to higher yields.  Invested balance was $817.9 million at September 30, 2016, compared to $833.6 million at September 30, 2015 and $825.1 million at December 31, 2015.

(e)                Interest income from mortgage loans — Interest income from MPF loans was $21.5 million in the current year third quarter, up a little from $20.6 million in the prior year period.  Average outstanding balances grew to $2.7 billion in the current year third quarter, up a little from $2.4 billion in the prior year period.  Yield on the portfolio declined in the current year third quarter, primarily due to competitive pricing that drove down coupons.  Yield was 322 basis points in the current year period, compared to 338 basis points in the prior year period.

On a year-to-date basis at September 30, interest income from MPF loans was $65.1 million in the current year period, up from $59.9 million in the prior year period.  Average outstanding balances grew to $2.6 billion in the current year period, up from $2.3 billion in the prior year period.  Yield on the portfolio was 334 basis points in the current year period, compared to 346 basis points in the prior year period.

NM — Not meaningful.

Impact of Hedging on Interest Income from Advances — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.8:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$321,720	$363,298	$961,445	$1,086,984
Net interest adjustment from interest rate swaps (a)	(86,488)	(235,506)	(324,790)	(708,041)
Total Advance interest income reported	$235,232	$127,792	$636,655	$378,943

(a)               Certain fixed-rate advances are hedged by the execution of interest rate swaps that created synthetic floaters (Fair value hedge).  The cash flows exchanged resulted in net interest expense charged to advance income of $86.5 million and $324.8 million in the three and nine months ended September 30, 2016, compared with interest expense charges of $235.5 million and $708.0 million in the same periods in the prior year.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The difference between the two cash exchanges determines the net interest adjustments, which declines as it did (favorably) in the current year period, when the pay and receive cash flows converge.  The higher LIBOR level that we received in the current year period was one factor that narrowed the unfavorable expense adjustment.  Certain long-term high fixed coupon swaps had been modified to lower fixed-rate coupons in the second half of 2015 in parallel with advance modifications.  Certain long-term high coupon swaps were terminated in the fourth quarter of 2015 in parallel with advance prepayments.  The spread narrowed between the fixed-rate coupon payments and the 3-month LIBOR received on the modified swaps or the swaps executed to hedge new advances.

Interest Expense — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.9:                                       Interest Expenses — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
Interest Expense
Consolidated obligations bonds (a)	$144,950	$85,118	(70.29)%	$406,396	$245,645	(65.44)%
Consolidated obligations discount notes (a)	58,501	25,272	NM	155,882	71,320	NM
Deposits (b)	836	88	NM	2,126	301	NM
Mandatorily redeemable capital stock (c)	370	196	(88.78)	993	622	(59.65)
Cash collateral held and other borrowings (d)	293	98	NM	994	255	NM

Total interest expense	$204,950	$110,772	(85.02)%	$566,391	$318,143	(78.03)%

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

Consolidated bonds funded 55.0% of average earning assets in the current year third quarter, compared to 57.5% in the prior year period.  Consolidated discount notes funded 38.0% of average earning assets in the current year third quarter, compared to 35.6% in the prior year period.  The mix between the use of consolidated obligation fixed-rate bonds and floating-rate bonds is another asset/liability consideration that will impact the period-over-period changes in recorded interest expense.  The level of pricing of consolidated obligation debt will determine changes in funding costs and interest expense.  For swapped debt, period-over-period changes in LIBOR and changes in the spread between debt yields and prevailing LIBOR will have an impact on funding costs.  On a year-to-date basis at September 30, consolidated bonds funded 57.2% of average earning assets in the current year period, compared to 56.3% in the prior year period.  Consolidated discount notes funded 35.9% of average earning assets in the current year period, compared to 36.5% in the prior year period.

While the cost of funding in 2016 was higher in line with the rising market interest rates, strong investor demand for discount notes and floating-rate bonds had a favorable impact on our funding costs.  As discussed below, we made a shift in our liability mix, increasing the utilization of floating-rate notes to fund our growing volume of floating-rate assets.  Although utilization of discount notes was held to levels on average about the same as or a little lower than in the prior year, the weighted average yield paid, from a sub-LIBOR perspective, was favorable in 2016.  These factors have tended to partially offset the impact of a rising interest rate environment.

Consolidated obligation bonds (“CO bonds” or “bonds”) — Aggregate interest expense on fixed- and floating-rate CO bonds in the current year third quarter was $145.0 million at a funding yield of 82 basis points, compared to $85.1 million in the prior year period at a funding yield of 48 basis points.  On a year-to-date basis at September 30, aggregate interest expense of CO bonds in the current year period was $406.4 million at a funding yield of 76 basis points, compared to $245.6 million at a funding yield of 48 basis points in the prior year period.  The reported debt expense and funding yields were net of the impact of hedging fixed-rate CO bonds that create synthetic LIBOR indexed interest expense.

Interest expense on fixed-rate bonds — Interest expense was $96.2 million at a funding yield of 102 basis points in the current year third quarter, compared to $80.0 million at a funding yield of 54 basis points in the prior year period.  On a year-to-date basis at September 30, interest expense was $291.7 million at a funding yield of 91 basis points in the current year period, compared to $235.0 million at a funding yield of 52 basis points in the prior year period.  Interest expense and funding yields were the blended cost of swapped and unswapped fixed-rate bonds.  On a swapped basis, the weighted average funding yield of swapped fixed-rate bonds was about 65 basis points in the current year third quarter, compared to 18 basis points in the prior year period.  Higher LIBOR has tended to drive up the cost of bonds on a swapped basis as we pay LIBOR indexed cash flows, and in exchange we receive fixed-rate cash flows.  On a swapped basis, the cost of funding will tend to be in line with fluctuations in the LIBOR yield curve, as the fixed-rate bonds are synthetically converted to a LIBOR indexed yield.  Yields on longer maturity bonds have remained unfavorable.

Interest expense on floating-rate bonds — Interest expense was $48.7 million in the current year third quarter, compared to $5.1 million in the prior year period.  Increase in interest expense on floating-rate bonds was primarily driven by increased utilization of floating-rate bonds in the current year third quarter.  As discussed previously, while yields paid on floating-rate bonds have increased due to the higher interest rate environment in the current year periods, the cost of funding on a relative basis was favorable as a result of increased investor appetite for floaters.  Floating-rate bonds funded 24.9% of average earning assets in the current year third quarter, compared to 9.0% in the prior year period.  The mix between the use of fixed-rate bonds and floating-rate bonds is an asset/liability management consideration, partly determined by the interest rate profile of assets that are being funded, and partly by the pricing of variable-rate debt, relative to alternative funding vehicles, such as discount notes or callable bonds with short lock-out periods to first call.  Higher LIBOR in the current year quarter was also a factor driving up the cost of floating-rate funding, which is indexed to LIBOR.  Weighted average funding cost of floating-rate CO bonds was 61 basis points in the current year quarter, compared to 18 basis points in the prior year period.  On a year-to-date basis at September 30, interest expense was $114.6 million in the current year period, compared to $10.6 million in the prior year period.  Floating rate bonds funded 22.5% of average earning assets in the current year period, compared to 6.8% in the prior year period. Weighted average funding cost was 54 basis points in the current year period, compared to 17 basis points in the prior year period, in line with the rising LIBOR.

Consolidated obligation discount notes — As discount notes are short term funding, one year or less.  Discount notes are typically issued at a small premium over equivalent maturity U.S. Treasury bills.  Discount notes do not make interest payments; instead the note is matured at a par value below the issuance price, and the difference between issuance price and par is used to “accrete” to par and to calculate the yield.  Discount note yields have been favorable in the current year with money market investor demand driving yields down.  Sub-LIBOR spreads widened, potentially improving net interest margin when used as a funding instrument.  These favorable factors partly offset the unfavorable impact of the general increase in rates in the current year periods.

Interest expense on discount notes was $58.5 million in the current year third quarter, compared to $25.3 million in the prior year period.  Interest expense included the impact of interest rate swaps in a qualifying cash flow hedge program in which $1.6 billion of discount notes are hedged, synthetically converting the variability of cash flows of discount notes to fixed-rate cash flows.  On such interest rate swaps, the long-term fixed-rate payments we make are significantly higher than the 3-month LIBOR that we receive.  As a result, the strategy increases the overall cost of funding, but assures us of achieving a predictable long-term cost of funds, and locking in future margins.  The synthetic conversion to fixed-rate cash flows resulted in increased interest expense of $8.7 million in the current year third quarter and $9.2 million in the prior year period.  On a swapped basis, the weighted average cost was 48 basis points in the current year third quarter, compared to 23 basis points in the prior year period.  On an un-swapped basis, the yield paid on consolidated obligation discount notes was 41 basis points in the current year third quarter, up from 15 basis points in the prior year period.  On a year-to-date basis at September 30, interest expense was $155.9 million in the current year period, compared to $71.3 million in the prior year.  The synthetic conversion to fixed-rate cash flows resulted in increased cost of $26.7 million in the current year-to-date period and $26.5 million in the prior year period.  On a swapped basis, the weighted average cost was 46 basis points in the current year period, compared to 21 basis points in the prior year period.  On an un-swapped basis, the yield paid on consolidated obligation discount notes was 38 basis points in the current year period, up from 13 basis points in the prior year period.

(b)         Interest expense on deposits — The FHLBNY takes deposits from members as a service to its members, and such deposits are not a significant source of funds.  Interest expense on deposits was $0.8 million in the current year third quarter, compared to $0.1 million in the prior year period.  Interest expense increased in the current year quarter, primarily due to increases in the overnight deposit rates paid to members on their deposits.  Average deposit balances increased in the current year third quarter to $1.5 billion, compared to $1.1 billion in the prior year period.  On a year-to-date basis at September 30, interest expense was $2.1 million in the current year period, compared to $0.3 million in the prior year period, the increase driven primarily by higher rates on deposits.  Average deposit balance was $1.4 billion in the current year-to-date period, compared to $1.1 billion in the prior year period.

(c)          Mandatorily redeemable capital stock — Holders of mandatorily redeemable capital stock are paid dividends at the same rate as all member stockholders.  The dividend payments are classified as interest payments to conform to accounting rules with respect to the classification of such dividends.  Reported interest expense has increased in 2016 periods, in line with increases in the dividend rate paid on capital stock held by members and non-members, and by increases in the average balances of capital stock held by non-members.  For more information about non-member stock, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10-K filed on March 21, 2016

(d)         Cash collateral and other borrowings — Represents interest paid on cash collateral received from swap counterparties.  Period-over-period increases in the current year periods were due to increases in the overnight federal funds effective rates, the primary index associated with the deposit rates.

NM — Not meaningful.

Impact of Hedging on Interest Expense on Debt — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

Derivative strategies are primarily used to manage the interest rate risk inherent in fixed-rate debt by converting the fixed-rate funding to floating-rate debt that is indexed to 3-month LIBOR, our preferred funding base.  The strategies are designed to protect future interest margins.  A substantial percentage of non-callable fixed-rate debt is swapped to plain vanilla 3-month LIBOR indexed cash flows.  We also issue fixed-rate callable debt that is typically issued with the simultaneous execution of cancellable interest rate swaps to modify the effective interest rate terms and the effective durations of our fixed-rate callable debt.  The cash flow objectives are accomplished by utilizing a Fair value hedging strategy, benefiting us in two principal ways.  First, the issuances of fixed-rate debt and the simultaneous execution of interest rate swaps convert the debt to an adjustable-rate instrument tied to the 3-month LIBOR.  Second, fixed-rate callable bonds issued in conjunction with the execution of interest rate swaps containing a call feature (that mirrors the option embedded in the callable bond), enables us to meet our funding needs at yields not otherwise directly attainable through the issuance of callable debt.  We may also issue floating rate debt indexed to other than the 3-month LIBOR (Prime, federal funds rate and 1-month LIBOR).  Typically, we would then execute interest rate swaps that would convert the cash flows to the 3-month LIBOR, and designate the hedge as an economic hedge.

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.10:                                Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$167,087	$139,979	$484,433	$419,607
Discount notes-Interest expense before adjustment for swaps	49,827	16,107	129,187	44,827
Amortization of basis adjustments	(900)	(907)	(2,261)	(2,039)
Net interest adjustment for interest rate swaps (a)	(12,563)	(44,789)	(49,081)	(145,430)
Total bonds and discount notes-Interest expense	$203,451	$110,390	$562,278	$316,965

(a)         Certain fixed-rate bonds are hedged by interest rate swaps that create synthetic floating-rate bonds (Fair value hedge).  Future issuances of certain discount note issuances are hedged by long-term interest rate swaps that create synthetic fixed-rate future cash flows (Cash flow hedge).  The cash flows exchanged resulted in net favorable interest accruals of $12.6 million and $49.1 million in the three and nine months ended September 30, 2016, compared with $44.8 million and $145.4 million in the same periods in the prior year.  A fair value hedge of consolidated obligation bonds and discount notes is accomplished by the execution of interest rate swaps in which we receive fixed-rate cash flows, and pay LIBOR-indexed variable cash flows.  A cash flow hedge of discount notes is accomplished by the execution of interest rate swaps in which we pay fixed-rate cash flows, and receive LIBOR-indexed variable rate cash flows. The difference between the receive leg and pay leg of the cash exchanges determines the net interest adjustments; such adjustments decline, as it did in the current year period when the pay and receive cash flows converge.  The higher LIBOR level that we have paid in the current year periods was a primary factor that narrowed the adjustment. The net cash flows for the FHLBNY have been generally favorable in the periods in this report, reducing the cost of funding to a LIBOR basis.  If in future periods, LIBOR rises to levels above the fixed-rate contracts, the net cash flows (exchanged between the swap counterparty and the FHLBNY) would become unfavorable.

Allowance for Credit Losses — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

•                  Mortgage loans held-for-portfolio — Provision for credit allowances was $0.2 million and $0 in the third quarters of 2016 and 2015.  On a year-to-date basis at September 30, the provision was $1.7 million in the current year period, compared to $0.5 million in the prior year period.  The increase in the provision in the year-to-date period in the current year resulted from a refinement and adoption of the loan loss migration methodology in the first quarter of 2016.

We evaluate impaired conventional mortgage loans on an individual (loan-by-loan) basis, and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to calculate/measure credit losses on impaired loans.  Loans are considered impaired when they are seriously delinquent (typically 90 days or more) or in bankruptcy or foreclosure, and loan loss allowances are computed at that point.  For such loans, the FHLBNY believes it is probable that we will be unable to collect all contractual interest and principal in accordance with the terms of the loan agreement.  We also perform a loss migration analysis to collectively measure impairment of loans that have not already been individually evaluated for impairment.  FHA/VA (Insured mortgage loans) guaranteed loans were also evaluated collectively for impairment based on the credit worthiness of the PFI, and no allowance was deemed necessary.

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

Analysis of Non-Interest Income (Loss) — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:                                Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Other income (loss):
Service fees and other (a)	$2,552	$2,518	$9,459	$7,787
Instruments held at fair value - Unrealized gains (losses) (b)	7,273	(976)	(4,721)	(6,934)
Total OTTI losses	—	(68)	(113)	(317)
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	(85)	39	(118)	227
Net impairment losses recognized in earnings (c)	(85)	(29)	(231)	(90)
Net realized and unrealized (losses) gains on derivatives and hedging activities (d)	(5,709)	6,746	(3,408)	24,102
Net realized gains from sale of available-for-sale securities	—	—	250	—
Losses from extinguishment of debt (e)	(715)	—	(2,805)	(7,819)
Total other income (loss)	$3,316	$8,259	$(1,456)	$17,046

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, and fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fees earned from commitments and financial letters of credit, a primary component of Service fees, were $2.2 million and $7.7 million in the three and nine months ended September 30, 2016, compared to $2.3 million and $6.6 million in the same periods in the prior year.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net fair value gains of $7.3 million and net fair value losses of $4.7 million in the three and nine months ended September 30, 2016, compared to net losses of $1.0 million and $6.9 million in the same periods in the prior year.  Fluctuations in fair values were impacted by changes in the notional amounts of debt and advances elected under the FVO, the remaining duration to maturity, and changes in the term structure of the pricing curve.  See discussions below.  For more information, also see financial statements, FVO disclosures in Note 16. Fair Values of Financial Instruments.

FVO Advances — Changes in fair values of advances elected under the FVO reported a net gain of $8.5 million in the third quarter of 2016, compared to a net loss of $4.0 million in the same period in the prior year.  Advances elected under the FVO were primarily adjustable rate advances (ARC advances) indexed to LIBOR.  ARC advances are priced by discounting the cash flows based on the cost of funds curve (the “Consolidated obligations curve” or the “CO curve”).  At September 30, 2016, the forward LIBOR yield was steeper, relative to the forward LIBOR at the beginning of the third quarter.  In the same time period, the sub-LIBOR spread between the CO pricing curve and LIBOR widened.  When the sub-LIBOR spread of the CO curve to LIBOR remains unchanged in a period, fair values remain close to par as the ARC advances re-price quarterly to the then prevailing LIBOR.  When that spread widens, as it did in the current year third quarter, FVO advances gain in value.  Another consideration is inter-period valuation volatility, which is typical of FVO Advances with maturities of two years or less.  Advances issued in a prior year period mature (or approach maturity) in the current year period, and typically previously recorded unrealized fair value gains and losses tend to reverse to zero.

On a year-to-date basis at September 30, fair value gains of $16.9 million were recorded in the 2016 period, compared to fair value losses of $0.7 million in the same period in the prior year.

Generally, the volume of advances, as measured by notional amounts designated under the FVO, can have an impact on fair values.  Notional amounts of Advances elected under the FVO have grown to $10.5 billion at September 30, 2016, compared to $7.8 billion at the beginning of the current year quarter and $9.5 billion at the beginning of the current year-to-date period.

FVO Bonds — Changes in fair values of bonds elected under the FVO resulted in a net gain of $0.3 million in the current year third quarter, compared to a net gain of $1.2 million in the prior year period.  In the current year third quarter, maturing CO bonds elected under the FVO were largely allowed to mature and were not replaced.  On a year-to-date basis at September 30, fair value changes reported a net loss of $11.6 million in the current year period also due to the reversal of previously recorded unrealized fair value gains at the beginning of the nine month year-to-date period.  In the year-to-date period in the prior year, a net loss of $3.2 million was reported.  Notional amounts of FVO bonds were $1.8 billion at September 30, 2016, down from $3.6 billion at June 30, 2016 and $13.3 billion at December 31, 2015.  FVO bonds were fixed-rate with original maturities that were generally two years or less.  As bonds matured in a period, unrealized fair value gains and losses recorded in a previous period reversed to zero.

FVO Discount notes — Changes in fair values of discount notes elected under the FVO reported a net loss of $1.6 million in the third quarter of 2016 primarily due to decline in the discount note yield curve.  In the prior year third quarter, fair value changes reported a net gain of $1.8 million.  Fair values of debt report unrealized losses as the market observable yield curve declines, and gains when market observable rates rise.  On a year-to-date basis at September 30, fair value changes reported a net loss of $10.0 million in the year-to-date period in the current year, compared to a net loss of $3.0 million in the prior year period.  Inter-period fluctuations in fair value are very typical as discount notes mature within a year of issuance.  Discount notes issued in a quarter are likely to mature in subsequent quarters, causing previously recorded unrealized gains and losses to reverse to zero.  Notional amounts of discount notes elected under the FVO were $16.2 billion, compared to $10.7 billion at June 30, 2016 and $12.5 billion at December 31, 2015.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Cash flow analyses in the current year periods in this report identified immaterial deterioration in the performance parameters of a small number of previously impaired private-label MBS.

(d)         Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 1.13 and accompanying discussions for more information.

(e)          Earnings Impact of Debt repurchased or transferred — Par $30.0 million of CO bonds were repurchased or transferred at a loss of $0.7 million in the three months ended September 30, 2016.  No bonds were repurchased or transferred in the same period last year.  In the nine months ended September 30, 2016, $139.9 million of CO bonds were repurchased or transferred at a loss of $2.8 million, compared to a charge of $7.8 million in the same period last year.  Debt repurchased or transferred is executed at negotiated market rates.  See Table 1.12 for more information.

The following table summarizes debt repurchase and transfer activities (in thousands):

Table 1.12:                                Debt Repurchases and Transfers

	Three months ended September 30,
	2016		2015
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Repurchases of CO Bonds	$29,924	$(715)	$—	$—
Transfer of CO Bonds to Other FHLBanks	$—	$—	$—	$—

	Nine months ended September 30,
	2016		2015
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)

Repurchases of CO Bonds	$139,843	$(2,805)	$—	$—
Transfer of CO Bonds to Other FHLBanks	$—	$—	$79,963	$(7,819)

Earnings Impact of Derivatives and Hedging Activities — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

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

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 1.13:                                Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended September 30, 2016
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(86,488)	$(102)	$22,136	$(8,673)	$—	$—	$(73,127)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(129)	—	2,179	—	—	—	2,050
(Losses) on cash flow hedges	—	—	(2)	—	—	—	(2)
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	1,157	—	(2,001)	(3,018)	—	—	(3,862)
Net gains (losses) on swaps and caps in other economic hedges	74	90	(3,215)	(378)	(465)	(1)	(3,895)

Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	1,102	90	(3,039)	(3,396)	(465)	(1)	(5,709)

Total earnings impact	$(85,386)	$(12)	$19,097	$(12,069)	$(465)	$(1)	$(78,836)

	Three months ended September 30, 2015
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(235,506)	$(100)	$54,861	$(9,165)	$—	$—	$(189,910)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(3,719)	—	1,057	—	—	—	(2,662)
(Losses) on cash flow hedges	—	—	(19)	—	—	—	(19)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(927)	—	7,194	2,616	—	—	8,883
Net (losses) gains on swaps and caps in other economic hedges	(31)	364	(154)	—	364	1	544

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(4,677)	364	8,078	2,616	364	1	6,746

Total earnings impact	$(240,183)	$264	$62,939	$(6,549)	$364	$1	$(183,164)

	Nine months ended September 30, 2016
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(324,790)	$(218)	$78,036	$(26,694)	$—	$—	$(273,666)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(70)	—	3,405	—	—	—	3,335
(Losses) on cash flow hedges	—	—	(49)	—	—	—	(49)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(3,089)	—	2,982	1,687	—	—	1,580
Net (losses) gains on swaps and caps in other economic hedges	(205)	958	(4,751)	(378)	(4,187)	289	(8,274)

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(3,364)	958	1,587	1,309	(4,187)	289	(3,408)

Total earnings impact	$(328,154)	$740	$79,623	$(25,385)	$(4,187)	$289	$(277,074)

	Nine months ended September 30, 2015
			Consolidated	Consolidated
		MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Loans	Bonds	Discount Notes	Sheet	Positions	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(708,041)	$(320)	$173,961	$(26,492)	$—	$—	$(560,892)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(1,194)	—	2,554	—	—	—	1,360
(Losses) on cash flow hedges	—	—	(284)	—	—	—	(284)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(1,644)	—	15,754	9,740	—	—	23,850
Net (losses) gains on swaps and caps in other economic hedges	(76)	(112)	996	—	(1,673)	41	(824)

Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(2,914)	(112)	19,020	9,740	(1,673)	41	24,102

Total earnings impact	$(710,955)	$(432)	$192,981	$(16,752)	$(1,673)	$41	$(536,790)

(a)         Yield adjustments — The impact of amortization/accretion and interest accruals on hedging activities — Previously recorded hedge valuation basis on advances and debt that are no longer in a hedging relationship are amortized and recorded as a yield adjustment in the Statements of income in the same interest income or expense line as the hedged items.  Interest accrual on a swap in a qualifying hedge relationship is also recorded as a yield adjustment in the Statements of income as an Interest income or Interest expense.  Together, their impact due to hedging activities, specifically the impact of swap interest accruals on net interest margin and on Net interest income was significant.  In the current year third quarter, net swap accruals and amortization resulted in a net charge (expense) to Net interest income of $73.0 million, compared to $189.8 million in the prior year period.  In the year-to-date period ended September 30, the impact was an expense of $273.4 million in the current year period, compared to an expense of $560.6 million in the prior year period.  Interest accrued represents interest paid or received on swaps that generally hedged and synthetically converted fixed-rate cash flows of Advances and Consolidated obligation debt to floating-rate.  In certain instances, we have converted the variability of forecasted discount note cash flows to fixed-rate cash flows by the execution of cash flow hedges.

While the impact of the interest rate exchanges on periodic earnings was unfavorable (an expense), the execution of the interest rate swap contracts achieved our interest rate risk management strategies, primarily to mitigate the interest risk arising from fixed-rate cash flows on fixed-rate advances borrowed by our members and the risk arising from the issuances of fixed-rate debt to finance our lending activities.  Additional information is provided in this MD&A in Table 1.3 Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps, Table 1.8 Impact of Interest Rate Swaps on Interest Income Earned from Advances, and Table 1.10 Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense.

(b)         Net realized and unrealized gains (losses) on derivatives and hedging activities recorded in Other income — The primary components were (a) fair value changes of derivatives in qualifying fair value hedges offset by fair value changes of hedged items, (b) the ineffective portion of fair value changes of derivative in cash flow hedging relationships (de minimis), and (c) fair value changes of standalone derivatives that were in economic hedges, and (d) net interest accruals on the standalone derivatives.

•                  Standalone derivatives were primarily interest rate swaps, designated in economic hedges of advances and debt elected under the FVO, and interest rate caps in economic hedges of capped floating-rate investments.  Standalone derivatives are marked to their fair values without the offset of fair value changes of advances and debt that are in an economic hedge.  Fair value changes of instruments elected under the FVO are marked to their fair values and recorded in Other income in a separate line item “Instruments held at fair value”.  Assets and liabilities that are economically hedged, other than those elected under the FVO, are not eligible under accounting rules to be marked to their fair values.

•                  Derivatives are marked to their fair values.  If the hedge qualifies under ASC 815, an offsetting change in the fair values of the hedged advance and debt is also recorded in Other income as a component of “Derivatives and hedging activities”.  The difference between fair value changes between the derivative and the hedged instruments is referred to as “the hedge ineffectiveness”.

Derivatives and hedging activities reported net fair value losses of $5.7 million in the current year third quarter, compared to net fair value gains of $6.7 million in the prior year period.  For the year-to-date period ended September 30, net fair value losses of $3.4 million were reported in the current year period, compared to net fair value gains of $24.1 million in the prior year period.

Primary drivers are discussed below:

Qualifying hedging

•                  Fair value gains and losses on Fair value hedges — Fair value hedges reported hedge ineffectiveness of a net gain of $2.1 million in the 2016 third quarter, compared to a net loss of $2.7 million in the same period in the prior year.  For the year-to-date period ended September 30, hedge ineffectiveness was a net gain of $3.3 million in the current year period, compared to net gains of $1.4 million in the same period in the prior year.  We do not consider recorded hedge ineffectiveness to be significant relative to more than $62.5 billion in notional amounts of derivative transactions outstanding in fair value hedging relationships in each period in this report.  The small amounts ineffectiveness were consistent with our hedging strategy of closely matching our derivatives with hedged advances and debt.

•                  Fair value gains and losses on Cash flow hedges — We have two primary cash flow hedging strategies — a rollover cash flow strategy that hedges the variability of long-term issuances of discount notes, and a strategy that mitigates the risk arising from anticipated issuances of debt.  No ineffectiveness has been observed or recorded in the rollover strategy.  Ineffectiveness from hedging anticipated issuances of debt resulted in de minimis amounts of ineffectiveness.

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

Standalone derivatives reported net fair value losses of $7.8 million in the third quarter of 2016 and net gains of $9.4 million in the prior year period.  In the year-to-date period ended September 30, a net fair value loss of $6.7 million was recorded in the current year period, compared to net gains of $23.0 million in the prior year period.

The primary components of fair value gains and losses in the reporting periods were:

•                  Fair value gains and losses on standalone derivatives.

Standalone derivatives were interest rate swaps, in economic hedges of advances and bonds elected under the FVO, and interest rate caps that mitigated the cash flow risk of capped floating-rate mortgage-backed securities.

Fair values of swaps in economic hedges are one-sided marks without the benefit of offsetting changes in the fair values of the FVO instruments.  Inter-period valuation fluctuations were generally due to fair value gains and losses in a prior year period that were followed by reversals in subsequent periods in the current year as swaps approached maturity.  The standalone swaps were of relatively short duration, generally with maturities of less than two years; as the swaps approached their maturity, gains and losses reversed, so that at maturity their values were zero.

Valuation changes on interest rate swaps designated in economic hedges of debt elected under the FVO reported net losses of $5.9 million in the current year third quarter, compared to net gains of $2.0 million in the prior year period.  In the year-to-date period ended September 30, we reported net gains of $9.1 million in the current year period, compared to net gains of $6.4 million in the prior year period.

Valuation changes of interest rate swaps designated in economic hedges of advances elected under the FVO reported a net fair value gain of $1.3 million in the current year third quarter, compared to a net loss of $0.3 million in the prior year period.  In the year-to-date period ended September 30, we reported a net loss of $1.9 million in the current year period, compared to net losses of $0.6 million in the same period in the prior year.

Valuation changes of interest rate caps, designated as standalone derivatives in economic hedges of floating-rate capped MBS reported fair value losses of $0.5 million in the current year third quarter, compared to a net gain of $0.4 million in the same period in the prior year.  In the year-to-date period ended September 30, we reported a net loss of $4.2 million in the current year period, compared to net losses of $1.7 million in the same year-to-date period in the prior year.  The fair values of interest rate caps will decline if long-term swap rates decline or volatility of swap rates decline; fair values will increase when long-term rates rise or volatility of rates increase.  The interest rate caps are expected to mitigate the cash flow risk exposure of capped floating-rate MBS in a rising interest rate environment.

•                  Interest accruals on standalone derivatives — Interest accruals are also a component of derivatives and hedging activities when the swaps are designated as standalone (in economic hedges of assets, liabilities or the balance sheet).  Net interest accrual were net expenses of $0.1 million and $7.9 million in the current year third quarter and year-to-date period ended September 30, 2016.  When net accrual is an expense, it represents payments to swap counterparties that exceed the payments received by the FHLBNY.  In the prior year, net accrual was an income of $7.4 million and $18.9 million in the third quarter and the year-to-date period.  Interest rate swaps in economic hedges of debt elected under the FVO were structured for us to pay LIBOR indexed cash flows and to receive fixed-rate cash flows.  Interest rate swaps in economic hedges of advances elected under the FVO were structured for us to pay fixed-rate cash flows, and in return receive variable-rate cash flows.

The policy election, to record accruals on standalone derivatives as a component of derivatives and hedging activities in Other income, only affects the reporting classification of accruals and has no impact on Net income.  If the swap was in an ASC 815 hedging relationship, the interest rate swap accruals would have been recorded in Net interest income

For more information, also see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 15. Derivatives and Hedging Activities.

Impact of Cash flow Hedging on Earnings and AOCI — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

Derivative gains and losses reclassified from AOCI to current period income — The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.14:                                Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(169,488)	$(76,741)	$(91,037)	$(86,667)
Net hedging transactions (a)	19,556	(40,824)	(60,043)	(31,916)
Reclassified into earnings	490	537	1,638	1,555
End of period (b)	$(149,442)	$(117,028)	$(149,442)	$(117,028)

(a)         Net hedging transactions represented changes in valuations recorded through AOCI.  Valuation changes resulted in a net gain of $19.6 million in the 2016 third quarter and a net loss of $60.0 million in the year-to-date period in the current year.  In the prior year, valuation losses of $40.8 million and $31.9 million were recorded in the third quarter and year-to-date period.  Valuation gains and losses were associated with the two cash flow programs discussed below, but primarily represented changes in fair values of swaps in the discount note cash flow hedging program.

(b)         End of period balances represent fair value losses (effective portion) of contracts that were open at period end.  Ineffectiveness, if any associated with the open contracts was de minimis.  For more information, see table: Cash Flow hedges — Fair Value changes in AOCI. Rollforward Analysis in financial statements Note 15.  Derivatives and Hedging Activities.

The two cash flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we execute interest rate swaps on the anticipated issuance of debt to lock in a spread between the earning asset that is expected to settle in a future period and the cost of funding.  The swaps are structured to pay fixed-rate, receive LIBOR indexed cash flows.  Open swap contracts are valued at the end of each reporting period and fair values are recorded in the balance sheet as a derivative asset or a liability, with an offset to AOCI.  The effective portion of changes in the fair values of the swaps is recorded in AOCI.  Ineffectiveness, if any, is recorded through earnings.  In this program, the swap is typically terminated upon issuance of the debt instrument.  The termination fair value is recorded in AOCI and reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows (for forecasted transactions to issue consolidated obligation bonds) is between three and six months.

Hedges of discount note issuances — In the “rollover” cash flow hedge strategy, fair values of derivatives are recorded as a derivative asset or a liability in the balance sheet, and the effective portion is recorded as an offset to AOCI.  The ineffective portion is recorded in earnings.  The objective of this cash flow strategy is to hedge the long-term issuances of consolidated obligation discount notes, eliminate the variability of cash flows attributable to changes in the benchmark interest rate (3-month LIBOR), and to create predictable long term fixed-rate funding.

For more information, see financial statements, Note 15.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.15:                                Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
	2016	Percentage of Total	2015	Percentage of Total
Operating Expenses (a)
Occupancy	$1,050	13.31%	$1,115	14.07%
Depreciation and leasehold amortization	852	10.80	905	11.42
All others (b)	5,985	75.89	5,907	74.51
Total Operating Expenses	$7,887	100.00%	$7,927	100.00%

Employee compensation	$9,978	58.67%	$8,547	58.02%
Employee benefits	7,030	41.33	6,185	41.98
Total Compensation and Benefits	$17,008	100.00%	$14,732	100.00%
Finance Agency and Office of Finance (c)	$2,962		$3,356

	Nine months ended September 30,
	2016	Percentage of Total	2015	Percentage of Total
Operating Expenses (a)
Occupancy	$3,253	14.09%	$3,316	15.33%
Depreciation and leasehold amortization	2,602	11.27	2,774	12.82
All others (b)	17,227	74.64	15,544	71.85
Total Operating Expenses	$23,082	100.00%	$21,634	100.00%

Employee compensation	$29,175	57.54%	$25,047	54.47%
Employee benefits	21,530	42.46	20,937	45.53
Total Compensation and Benefits	$50,705	100.00%	$45,984	100.00%
Finance Agency and Office of Finance (c)	$9,417		$10,399

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

Assessments — 2016 Third Quarter and Year-to-Date Period Compared to the Same Periods in 2015

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under ITEM 1 BUSINESS in the most recent Form 10-K filed on March 21, 2016.

The following table provides rollforward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Beginning balance	$114,965	$106,502	$113,352	$113,544
Additions from current period’s assessments	11,524	9,247	31,042	27,450
Net disbursements for grants and programs	(9,562)	(9,279)	(27,467)	(34,524)
Ending balance	$116,927	$106,470	$116,927	$106,470

AHP assessments allocated from net income totaled $11.5 million in the third quarter of 2016, compared to $9.2 million in the prior year period.  On a year-to-date basis at September 30, 2016, allocated assessments were $31.0 million, compared to $27.5 million in the prior year period.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Financial Condition

Table 3.1:                                       Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	September 30, 2016	December 31, 2015	dollar amount	percentage
Assets
Cash and due from banks	$226,283	$327,482	$(101,199)	(30.90)%
Securities purchased under agreements to resell	2,710,000	4,000,000	(1,290,000)	(32.25)
Federal funds sold	10,219,000	7,245,000	2,974,000	41.05
Available-for-sale securities	736,152	990,129	(253,977)	(25.65)
Held-to-maturity securities	15,085,325	13,932,372	1,152,953	8.28
Advances	102,840,224	93,874,211	8,966,013	9.55
Mortgage loans held-for-portfolio	2,685,741	2,524,285	161,456	6.40
Derivative assets	321,750	181,676	140,074	77.10
Other assets	167,471	163,476	3,995	2.44

Total assets	$134,991,946	$123,238,631	$11,753,315	9.54%

Liabilities
Deposits
Interest-bearing demand	$1,516,422	$1,308,923	$207,499	15.85%
Non-interest-bearing demand	28,429	15,493	12,936	83.50
Term	29,000	26,000	3,000	11.54

Total deposits	1,573,851	1,350,416	223,435	16.55

Consolidated obligations
Bonds	70,695,480	67,715,952	2,979,528	4.40
Discount notes	54,630,600	46,849,868	7,780,732	16.61
Total consolidated obligations	125,326,080	114,565,820	10,760,260	9.39

Mandatorily redeemable capital stock	29,149	19,499	9,650	49.49

Derivative liabilities	183,634	210,113	(26,479)	(12.60)
Other liabilities	687,554	373,301	314,253	84.18

Total liabilities	127,800,268	116,519,149	11,281,119	9.68

Capital	7,191,678	6,719,482	472,196	7.03

Total liabilities and capital	$134,991,946	$123,238,631	$11,753,315	9.54%

Balance Sheet Overview — September 30, 2016 Compared to December 31, 2015

Total assets increased to $135.0 billion at September 30, 2016 from $123.2 billion at December 31, 2015, an increase of $11.8 billion, or 9.5%.  Advances to members increased to $102.8 billion at September 30, 2016 from $93.9 billion at December 31, 2015, an increase of $8.9 billion, or 9.6%.  Cash at banks was $226.3 million at September 30, 2016, compared to $327.5 million at December 31, 2015.  Cash balance at September 30, 2016, included $162.0 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes, and the remaining liquidity was at the Federal Reserve Bank of New York (“FRBNY”).

Money Market investments at September 30, 2016 were $10.2 billion in federal funds sold and $2.7 billion in overnight resale agreements.  Money Market investments at December 31, 2015 were $7.2 billion in federal funds and $4.0 billion in overnight resale agreements.  In years prior to those reported, opportunities for investing in short-term assets and meeting our risk/reward preferences were limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the prevailing low overnight rates at financial institutions.  Market yields for overnight investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.  Additionally, with the success of the tri-party repo infrastructure reform efforts in the repo markets, the FHLBNY has leveraged the infrastructure, and specifically has utilized the Bank of New York (“BONY”) as its tri-party custodian bank to transact in a streamlined process for exchanging “repo cash” for securities collateral.  We are also eligible to engage in the FRBNY’s reverse repurchase transactions (“RRP”).  At September 30, 2016, overnight investments in the securities purchased under agreements to resell included $0.9 billion in the RRP program with BONY as the custodian.  With these processes in place at the FHLBNY, we are better positioned to manage our liquidity practices, from a risk/reward perspective, and earn higher income from investing excess liquidity.

Advances — Par balances increased at September 30, 2016 to $102.3 billion, compared to $93.5 billion at December 31, 2015.  ARC advances, which are adjustable-rate borrowings, grew by 42.3% to $37.8 billion.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS is our investment profile.

In the AFS portfolio, long-term investments at September 30, 2016 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $0.7 billion, compared to $1.0 billion at December 31, 2015.

The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, which were classified as AFS; funds were carried on the balance sheet at fair values of $40.8 million and $32.9 million at September 30, 2016 and December 31, 2015.

In the HTM portfolio, long-term investments at September 30, 2016 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities, and housing finance agency bonds.  Carrying values of HTM securities are reported at amortized cost adjusted for credit and non-credit OTTI.  MBS were carried at $14.3 billion and $13.1 billion at September 30, 2016 and December 31, 2015.  Private-label issued MBS were only about 2% of the HTM portfolio of mortgage-backed securities at September 30, 2016 and December 31, 2015.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $817.9 million and $825.1 million at September 30, 2016 and December 31, 2015.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.6 billion at September 30, 2016, up a little from the balance at December 31, 2015.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in the nine months ended September 30, 2016 were $227.8 million, compared to $201.6 million in the same period in the prior year.  Acquisitions in the nine months ended September 30, 2016 were $396.3 million, compared to $541.9 million in same period in the prior year.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong.  At September 30, 2016, actual risk-based capital was $7.4 billion, compared to required risk-based capital of $746.0 million.  To support $135.0 billion of total assets at September 30, 2016, the required minimum regulatory risk-based capital was $5.4 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.4 billion, exceeding required capital by $2.0 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 12.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At September 30, 2016, balance sheet leverage (based on U.S. GAAP) was 18.8 times shareholders’ equity, compared to 18.3 times at December 31, 2015.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity and Debt — At September 30, 2016, liquid assets included $62.1 million as demand cash balances at the FRBNY, $162.0 million as compensating cash balances at Citibank that could be withdrawn at short notice, $12.9 billion in short-term and overnight loans in the federal funds and the repo markets, and $0.7 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the 2016 third quarter was $25.6 billion, well in excess of the required $2.4 billion.

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

The increase in amounts outstanding at September 30, 2016, relative to December 31, 2015 has been largely driven by growth of adjustable-rate advances.

Table 4.1:                                       Advance Trends

Member demand for advance products

Par amount of advances outstanding was $102.3 billion at September 30, 2016, compared to $93.5 billion at December 31, 2015.  Carrying values of advances outstanding at September 30, 2016 increased to $102.8 billion, up from $93.9 billion at December 31, 2015.  Carrying values included unrealized net fair value hedging basis adjustments.  For advances hedged under a qualifying hedging rule, net fair value gains of $564.6 million and $336.5 million were recorded at September 30, 2016 and December 31, 2015, and were computed based on changes in the LIBOR benchmark rate.  For advances elected under the fair value option (“FVO”), valuations were the entire fair values of advances, including accrued interest.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.2:                                       Advances by Product Type

	September 30, 2016		December 31, 2015
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$37,773,204	36.94%	$26,547,890	28.38%
Fixed Rate Advances	44,960,340	43.97	45,857,975	49.03
Short-Term Advances	10,254,288	10.03	11,617,757	12.42
Mortgage Matched Advances	427,235	0.42	490,716	0.52
Overnight & Line of Credit (OLOC) Advances	2,841,832	2.77	3,738,527	4.00
All other categories	6,000,121	5.87	5,284,544	5.65

Total par value	102,257,020	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments	564,565		336,489
Fair value option valuation adjustments and accrued interest	18,639		313

Total	$102,840,224		$93,874,211

Adjustable Rate Credit Advances (“ARC Advances”) — ARC Advances are medium- and long-term loans that can be linked to a variety of indices, such as 1-month LIBOR, 3-month LIBOR, the federal funds rate, or Prime.  The ARC interest rate is set and reset (depending upon the maturity of the advance and the type of index) at a spread to LIBOR.  Principal is due at maturity and interest payments are due at each reset date, including the final payment date.  Members use ARC Advances to manage interest rate and basis risks by efficiently matching the interest rate index and repricing characteristics of floating-rate assets.  Some members may elect to use ARC Advances as part of a cash flow hedge strategy, where they will synthetically convert the floating-rate borrowing to fixed-rate with the use of interest rate swaps.

Fixed-rate Advances — Medium and long-term fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances has remained steady through the three quarters of 2016, with maturing advances replaced by new borrowings.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances include advances with a “put” option feature (“putable advance”).  Putable advances were $2.6 billion at September 30, 2016, compared to $3.6 billion at December 31, 2015.  Historically, in years prior to periods in this report, fixed-rate putable advances had been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant and member demand was weak.

Short-term Advances — Member demand for short-term fixed-rate advances was steady during the third and second quarters of 2016 after a decline in the first quarter.  Outstanding balances were $10.3 billion and $10.1 billion at September 30, 2016 and June 30, 2016 after a decline to $7.8 billion at March 31, 2016, compared to $11.6 billion at December 31, 2015.  Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Overnight advance balances were $2.8 billion at September 30, 2016, compared to $3.7 billion at December 31, 2015.  Fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight advances mature on the next business day, at which time the advance is repaid.

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

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.3:                                       Advances by Interest-Rate Payment Terms

	September 30, 2016		December 31, 2015
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$64,394,715	62.97%	$66,951,089	71.57%
Variable-rate (b)	37,855,681	37.02	26,580,320	28.42
Variable-rate capped or floored (c)	6,000	0.01	6,000	0.01
Overdrawn demand deposit accounts	624	—	—	—
Total par value	102,257,020	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments	564,565		336,489
Fair value option valuation adjustments and accrued interest	18,639		313

Total	$102,840,224		$93,874,211

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The category includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at September 30, 2016, with only 4.4% of advances in the remaining maturity bucket of greater than 5 years (4.4% at December 31, 2015).

(b)         ARC advances are typically indexed to LIBOR.  The FHLBNY’s larger members are generally borrowers of variable-rate advances.

(c)          Category represents ARCs with options that “cap” increase or “floor” decrease in the LIBOR index at predetermined strikes (We have also purchased cap/floor options that mirror the terms of the options embedded in the advances sold to members, offsetting our exposure on the advance).

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.4:                                       Advances by Maturity and Yield Type

	September 30, 2016		December 31, 2015
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$27,864,282	27.25%	$28,844,057	30.84%
Due after one year	36,530,433	35.72	38,107,032	40.74
Total Fixed-rate	64,394,715	62.97	66,951,089	71.58

Variable-rate
Due in one year or less	17,427,322	17.04	8,164,490	8.73
Due after one year	20,434,983	19.99	18,421,830	19.69
Total Variable-rate	37,862,305	37.03	26,586,320	28.42
Total par value	102,257,020	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments (a)	564,565		336,489
Fair value option valuation adjustments and accrued interest (b)	18,639		313
Total	$102,840,224		$93,874,211

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as volume, the forward swap curve, the volatility of the swap rates, the remaining duration to maturity, and for advances elected under the FVO, the changes in the spread between the swap rate and the consolidated obligation debt yields, and changes in interest receivable, which is a component of the entire fair value of FVO advances.

(a)         Hedging valuation basis adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances.  The application of this accounting methodology resulted in the recognition of unrealized hedge valuation gains at September 30, 2016 and December 31, 2015 (See Table 4.3 above).  Hedging valuation basis adjustments resulted in a net gain of $564.6 million at September 30, 2016, compared to a net gain of $336.5 million at December 31, 2015.  Fair value gains at the two balance sheet dates were consistent with the higher coupons on outstanding vintage advances, relative to prevailing rates.  Fair value basis adjustments (gains) increased at September 30, 2016, compared to December 31, 2015.  The benchmark swap curve declined at term points beyond the very short-end of the curve at September 30, 2016 relative to December 31, 2015, causing fair value basis gains to increase.  When medium- and long-term interest rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.

Unrealized gains due to fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses on the derivatives hedging the advances, thereby achieving our hedging objectives of mitigating fair value basis risk.  For more information, see Table 1.13: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type.

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

Valuation adjustments, excluding interest accrued, were net gains of $10.2 million at September 30, 2016 and net losses of $4.4 million at December 31, 2015.  We do not consider the valuation adjustments to be significant relative to the par amounts of the FVO advance.  Advances elected under the FVO were either variable rate LIBOR indexed advances, which re-priced frequently to market indices, or fixed-rate medium- term, and valuation basis remained near to par.  Increase in fair value basis was primarily due to increase in the forward LIBOR yield curve, which is the index on the variable-rate ARCs.  The FVO advance portfolio was $10.5 billion at September 30, 2016, compared to $9.5 billion at December 31, 2015. We have elected the FVO on an instrument-by-instrument basis.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Option Disclosures in Note 16.  Fair Values of Financial Instruments.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option features (in thousands):

Table 4.5:                                       Hedged Advances by Type

Par Amount	September 30, 2016	December 31, 2015
Qualifying Hedges
Fixed-rate bullets (a)	$36,819,473	$39,671,761
Fixed-rate putable (b)	2,605,350	3,583,600
Fixed-rate callable	5,000	—
Fixed-rate with embedded cap	180,075	180,075
Total Qualifying Hedges	$39,609,898	$43,435,436

Aggregate par amount of advances hedged (c)	$39,640,605	$43,444,011
Fair value basis (Qualifying hedging adjustments)	$564,566	$336,489

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

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.6:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	September 30, 2016	December 31, 2015
Advances designated under FVO (a)	$10,448,504	$9,532,240

(a)         Advances elected under the FVO declined primarily due to maturing ARC advances that were not rolled over.  FVO advances at September 30, 2016 were Adjustable Rate Credit (“ARCs”) $10.0 billion; Fixed-rate $0.5 billion.  FVO advances at December 31, 2015 were ARCs $5.8 billion; Fixed-rate $3.7 billion.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 4.7:                                       Putable and Callable Advances

	Advances
Par Amount	September 30, 2016	December 31, 2015
Putable/callable	$2,624,600	$3,583,600
No-longer putable/callable	1,395,500	1,574,500

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

The following table summarizes changes in investments by categories: Held-to-maturity securities, Available-for-sale securities, and money market investments (Carrying values in thousands):

Table 5.1:                                       Investments by Categories

	September 30,	December 31,	Dollar	Percentage
	2016	2015	Variance	Variance

State and local housing finance agency obligations (a)	$817,875	$825,050	$(7,175)	(0.87)%
Mortgage-backed securities
Available-for-sale securities, at fair value (b)	695,342	957,256	(261,914)	(27.36)
Held-to-maturity securities, at carrying value (b)	14,267,450	13,107,322	1,160,128	8.85
Total securities	15,780,667	14,889,628	891,039	5.98

Grantor trust (c)	40,810	32,873	7,937	24.15
Securities purchased under agreements to resell	2,710,000	4,000,000	(1,290,000)	(32.25)
Federal funds sold	10,219,000	7,245,000	2,974,000	41.05

Total investments	$28,750,477	$26,167,501	$2,582,976	9.87%

(a)         State and local housing finance agency bonds — Bonds are classified as HTM and are carried at amortized cost.  No acquisitions were made in the nine months ended September 30, 2016.

(b)         Mortgage-backed securities classified as AFS — No acquisitions were made in the nine months ended September 30, 2016.  AFS securities outstanding are GSE issued floating-rate MBS carried at fair value.

Mortgage-backed securities classified as HTM — $2.5 billion of GSE-issued MBS were acquired in the nine months ended September 30, 2016 and designated as HTM.  Approximately 98.0% of HTM mortgage-backed securities are GSE issued securities.

(c)         The grantor trust is classified as AFS.  Additional financing of $6.8 million was made to the grantor trust in the nine months ended September 30, 2016.  Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The fund is owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefits Equalization Pension plan.  For more information about the pension plan, see financial statements, Note 14.  Employee Retirement Plans in the Bank’s most recent Form 10-K filed on March 21, 2016.

Long-Term Investment Securities

Pricing of GSE-issued MBS has remained largely unfavorable, and acquisitions were made only when pricing justified our risk/reward criteria.  Unpaid principal balances of investments in MBS was $15.0 billion at September 30, 2016, an increase of $902.7 million (net of paydowns), compared to December 31, 2015.  By policy, we acquire only GSE-issued RMBS and CMBS.

The long-term investment securities at September 30, 2016 comprised of a portfolio of GSE-issued MBS, a small portfolio of vintage private label MBS, and a small portfolio of housing finance agency bonds, as summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $0.7 billion at September 30, 2016, compared to $1.0 billion at December 31, 2015.  Unpaid principal balances decreased by $256.5 million in the nine months ended September 30, 2016.  No acquisitions were designated to the AFS portfolio in the period; we sold $116.4 million at a small gain in the nine months ended September 30, 2016.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at September 30, 2016 and December 31, 2015.  The AFS securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  The risk arising from the capped floating-rate MBS in our portfolios of available-for-sale and held-to-maturity securities is economically hedged by $2.7 billion notional amounts of interest rate caps.  For more information about the interest rate caps, see financial statements, Note 15.  Derivatives and Hedging Activities, and Table 9.3 Derivative Hedging Strategies — Balance Sheet and Intermediation in this MD&A.  No AFS securities were determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6.  Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of portfolios of GSE issued fixed and floating-rate MBS, and a small portfolio of Private label MBS (98.0%, GSE-issued; 2.0%, PLMBS).  Securities classified as HTM are carried at amortized cost less adjustments for credit and non-credit OTTI losses and OTTI recoveries.  Unpaid principal balance of fixed-rate MBS was $6.9 billion and $7.3 billion at September 30, 2016 and December 31, 2015.  No acquisitions were designated to the fixed-rate portfolio in the nine months ended September 30, 2016; paydowns were $383.4 million.  Unpaid principal balance of floating-rate MBS was $7.4 billion at September 30, 2016 and $5.9 billion at December 31, 2015.  In the nine months ended September 30, 2016, we acquired $2.5 billion of floating-rate securities, ahead of $935.2 million in paydowns.  HTM floating-rate securities are typically indexed to the 1-month LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  As discussed in the previous bullet, the risk arising from capped AFS and HTM floating-rate securities is economically hedged by the purchased interest rate caps.  For more information about HTM securities, see financial statements, Note 5.  Held-to-Maturity Securities.

•                  Housing finance agency bonds (“HFA bonds”), all designated as HTM, were carried at amortized cost basis of $817.9 million and $825.1 million at September 30, 2016 and December 31, 2015.  We did not acquire HFA bonds in the nine months ended September 30, 2016.  HFA bonds are primarily floating rate instruments indexed to LIBOR.  No HFA bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	September 30, 2016			December 31, 2015
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,078,267	$5,172,459	70.61%	$5,356,075	$5,401,014	79.71%
Freddie Mac	9,599,585	9,804,711	133.48	8,377,753	8,492,476	124.68
Ginnie Mae	39,498	39,655	0.55	48,584	48,887	0.72
All Others - PLMBS	245,442	302,613	3.41	282,166	346,327	4.20
Non-MBS (b)	858,685	820,402	11.95	857,923	815,647	12.77

Total Investment Securities	$15,821,477	$16,139,840	220.00%	$14,922,501	$15,104,351	222.08%

Categorized as:

Available-for-Sale Securities	$736,152	$736,152		$990,129	$990,129

Held-to-Maturity Securities	$15,085,325	$15,403,688		$13,932,372	$14,114,222

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consists of housing finance agency bonds and a grantor trust.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	September 30, 2016
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,237	$14,026,355	$146,834	$25,853	$67,171	$14,267,450
State and local housing finance agency obligations	52,250	733,475	32,150	—	—	817,875

Total Long-term securities	$53,487	$14,759,830	$178,984	$25,853	$67,171	$15,085,325

	December 31, 2015
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,443	$12,833,230	$168,531	$28,572	$75,546	$13,107,322
State and local housing finance agency obligations	53,000	739,590	32,460	—	—	825,050

Total Long-term securities	$54,443	$13,572,820	$200,991	$28,572	$75,546	$13,932,372

See footnotes (a) and (b) under Table 5.4

External rating information of the available-for-sale portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	September 30, 2016			December 31, 2015
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$695,342	$—	$695,342	$957,256	$—	$957,256
Other - Grantor trust (c)	—	40,810	40,810	—	32,873	32,873

Total Available-for-sale securities	$695,342	$40,810	$736,152	$957,256	$32,873	$990,129

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

(c)          Highly liquid equity and bond mutual funds, carried at net asset values (NAVs) as fair values.  We added $6.8 million in additional financing to the trust in the nine months ended September 30, 2016.

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

Fair Value Levels of Investment Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at September 30, 2016 and December 31, 2015, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amortized cost by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2016		December 31, 2015
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$23,608	1.49%	$79,921	1.60%
Due after one year through five years	4,398,709	2.54	3,305,668	2.47
Due after five years through ten years	6,088,453	1.65	5,307,509	1.92
Due after ten years	4,479,978	1.93	5,398,560	1.79

Total mortgage-backed securities	$14,990,748	2.00%	$14,091,658	2.00%

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

Cash flow analysis in the nine months ended September 30, 2016 identified de minimis deterioration in the performance parameters of de minimis numbers of previously impaired private-label MBS.  Credit OTTI charged to earnings were de minimis.

The results of the adverse case scenario are presented next to expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates (dollars in thousands):

Table 5.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of September 30, 2016
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$15,320	$—	8	$15,320	$(51)
RMBS	Alt-A	5	3,796	—	5	3,796	(4)
HEL	Subprime	30	223,186	(85)	30	223,186	(126)
Manufactured Housing Loans	Subprime	2	64,827	—	2	64,827	—
Total Securities		45	$307,129	$(85)	45	$307,129	$(181)

		As of December 31, 2015
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$20,974	$(116)	8	$20,974	$(172)
RMBS	Alt-A	5	4,460	—	5	4,460	(17)
HEL	Subprime	30	249,495	—	30	249,495	(3,326)
Manufactured Housing Loans	Subprime	2	76,202	—	2	76,202	—
Total Securities		45	$351,131	$(116)	45	$351,131	$(3,515)

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

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a) in thousands):

Table 5.7:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	September 30, 2016			December 31, 2015
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
RMBS
Prime	$13,883	$1,437	$15,320	$19,187	$1,787	$20,974
Alt-A	2,559	1,237	3,796	3,017	1,443	4,460
Total RMBS	16,442	2,674	19,116	22,204	3,230	25,434

Home Equity Loans
Subprime	188,755	34,431	223,186	210,282	39,213	249,495

Manufactured Housing Loans
Subprime	64,827	—	64,827	76,202	—	76,202
Total UPB of private-label MBS (b)	$270,024	$37,105	$307,129	$308,688	$42,443	$351,131

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

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (dollars in thousands):

Table 5.8:                                       PLMBS by Year of Securitization and External Rating

	September 30, 2016
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS
Prime
2006	$6,365	$—	$—	$—	$—	$6,365	$5,543	$(509)	$5,103
2005	4,357	—	—	—	—	4,357	3,869	—	4,346
2004 and earlier	4,598	—	1,095	1,047	1,018	1,438	4,584	(75)	4,525
Total RMBS Prime	15,320	—	1,095	1,047	1,018	12,160	13,996	(584)	13,974
Alt-A
2004 and earlier	3,796	1,237	—	596	893	1,070	3,796	(72)	3,761
Total RMBS	19,116	1,237	1,095	1,643	1,911	13,230	17,792	(656)	17,735
HEL Subprime
2004 and earlier	223,186	—	6,035	80,379	30,745	106,027	194,614	(2,474)	217,832
Manufactured Housing Loans Subprime
2004 and earlier	64,827	—	—	64,827	—	—	64,818	—	67,046
Total PLMBS	$307,129	$1,237	$7,130	$146,849	$32,656	$119,257	$277,224	$(3,130)	$302,613

	December 31, 2015
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS
Prime
2006	$7,390	$—	$—	$—	$—	$7,390	$6,526	$(228)	$6,365
2005	6,254	—	—	—	—	6,254	5,735	—	6,267
2004 and earlier	7,330	—	3,839	1,704	—	1,787	7,296	(93)	7,256
Total RMBS Prime	20,974	—	3,839	1,704	—	15,431	19,557	(321)	19,888
Alt-A
2004 and earlier	4,460	1,443	—	911	961	1,145	4,460	(77)	4,421
Total RMBS	25,434	1,443	3,839	2,615	961	16,576	24,017	(398)	24,309
HEL Subprime
2004 and earlier	249,495	—	4,244	93,605	35,541	116,105	218,769	(2,651)	243,746
Manufactured Housing Loans Subprime
2004 and earlier	76,202	—	—	76,202	—	—	76,193	—	78,272
Total PLMBS	$351,131	$1,443	$8,083	$172,422	$36,502	$132,681	$318,979	$(3,049)	$346,327

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

Securities purchased under agreement to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $2.7 billion at September 30, 2016 and $4.0 billion at December 31, 2015.  For more information, see financial statements, Note 4.  Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased under Agreement to Resell.

Federal funds sold — Federal funds sold was $10.2 billion and $7.2 billion at September 30, 2016 and December 31, 2015, representing unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (dollars in thousands):

Table 5.9:                                       Federal Funds Sold by Domicile of the Counterparty

							Three months ended September 30,		Nine months ended September 30,
	September 30, 2016		December 31, 2015		Balances at		Daily average		Daily average
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	September 30, 2016	December 31, 2015	2016	2015	2016	2015

Australia	AA-	AA2	AA-	AA2	$1,550,000	$1,000,000	$1,932,685	$1,540,000	$1,914,175	$745,300
Canada	A to AA-	AA3 to AA1	A to AA-	AA3 to AA1	1,950,000	1,753,000	2,292,707	2,912,674	2,296,701	3,693,289
Finland	AA-	AA3	AA-	AA3	1,500,000	1,418,000	1,526,750	1,415,435	1,479,365	1,459,172
Netherlands	A+	AA2	A+	AA2	525,000	773,000	742,293	546,587	748,818	752,062
Norway	A+	AA2	A+	AA3	700,000	400,000	836,848	772,130	811,401	1,030,941
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA3 to AA2	2,252,000	—	3,283,716	2,164,826	2,945,635	1,807,850
Switzerland	A	A2	A	A1	—	—	8,152	8,435	7,847	2,842
UK	A-	A2	A-	A2	750,000	—	528,533	646,739	648,631	217,949

Subtotal					9,227,000	5,344,000	11,151,684	10,006,826	10,852,573	9,709,405

USA	A- to AA-	BAA1 to AA2	A- to AA-	BAA1 to AA2	992,000	1,901,000	131,533	1,154,152	613,361	774,084
Total					$10,219,000	$7,245,000	$11,283,217	$11,160,978	$11,465,934	$10,483,489

Interest earning cash deposits (pledged collateral) with derivative counterparties — At September 30, 2016 and December 31, 2015, we had deposited $468.2 million and $370.5 million in interest-earning cash as pledged collateral or as margins to derivative counterparties.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earns interest at the overnight federal funds rate.

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

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.6 billion at September 30, 2016, an increase of $160.0 million (net of acquisitions and paydowns) from the balance at December 31, 2015.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

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

The following table summarizes MPF loan by product types (par value, in thousands):

Table 6.1:                                       MPF by Product Types

	September 30, 2016	December 31, 2015

Original MPF (a)	$474,064	$463,106
MPF 100 (b)	3,342	4,062
MPF 125 (c)	1,824,693	1,670,053
MPF 125 Plus (d)	113,878	140,993
Other (e)	222,180	199,975
Total par MPF loans	$2,638,157	$2,478,189

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.2:                                       MPF by Conventional and Insured Loans

	September 30, 2016	December 31, 2015

Federal Housing Administration and Veteran Administration insured loans	$222,123	$199,915
Conventional loans	2,415,977	2,278,214
Others	57	60

Total par MPF loans	$2,638,157	$2,478,189

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

Table 6.3:                                       Rollforward First Loss Account (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Beginning balance	$28,486	$25,144	$27,107	$22,116
Additions	1,267	1,187	3,224	4,582
Resets(a)	—	(90)	(347)	(90)
Charge-offs	(24)	(121)	(255)	(488)
Ending balance	$29,729	$26,120	$29,729	$26,120

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

Table 6.4:                                       Second Losses and SMI Coverage (in thousands)

	September 30, 2016	December 31, 2015

Second Loss Position (a)	$133,328	$116,405
SMI Coverage - NY share only (b)	$17,593	$17,593
SMI Coverage - portfolio (b)	$17,958	$17,958

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan and PFI concentration:

Table 6.5:                                       Concentration of MPF Loans

	September 30, 2016		December 31, 2015
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	69.7%	59.1%	70.8%	60.5%

Table 6.6:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	September 30, 2016
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$287,211	10.89%
New York Community Bank	218,827	8.29
Investors Bank	177,222	6.72
Bethpage Federal Credit Union	129,388	4.90
Elmira Savings Bank	128,887	4.89
All Others	1,696,565	64.31

Total	$2,638,100	100.00%

	December 31, 2015
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$306,650	12.37%
Investors Bank	188,201	7.60
Manufacturers and Traders Trust Company	141,334	5.70
Elmira Savings Bank	133,353	5.38
First Choice Bank	130,953	5.29
All Others	1,577,638	63.66

Total	$2,478,129	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $153.3 million at September 30, 2016 and $145.9 million at December 31, 2015, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $4.5 million and $8.1 million at September 30, 2016 and December 31, 2015.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of consolidated obligation bonds outstanding at September 30, 2016 was $70.7 billion (par, $70.0 billion), compared to $67.7 billion (par, $67.2 billion) at December 31, 2015.  Carrying values included valuation basis adjustments.  For more information about valuation basis adjustments, see Table 7.1 Consolidated Obligation Bonds by Type.

Consolidated obligation discount notes — The carrying value of consolidated obligation discount notes outstanding was $54.6 billion at September 30, 2016 and $46.8 billion at December 31, 2015.  Carrying values included valuation basis adjustments.  For more information about valuation basis adjustments, see Table 7.7 Discount Notes Outstanding.

Discount notes funded 35.9% of average earning assets in the nine months ended September 30, 2016, compared to 36.5% in the same period in the prior year.  No discount notes had been hedged under a fair value accounting hedge at September 30, 2016 and December 31, 2015, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Discount notes elected under the FVO were par amounts of $16.2 billion and $12.5 billion at September 30, 2016 and December 31, 2015.  Valuation adjustments, including unamortized accretion on the FVO discount notes were fair value losses of $27.1 million and $12.2 million at September 30, 2016 and December 31, 2015.  For more information about valuation basis adjustments, see Table 7.7 Discount Notes Outstanding.  Certain discount notes were hedged under a cash flow accounting hedge, and are discussed in financial statements, Note 15. Derivatives and Hedging Activities.

A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from major ratings organizations, which is presented in Table 7.11.

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

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	September 30, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$33,939,170	48.45%	$45,808,600	68.15%
Fixed-rate, callable	1,115,000	1.59	3,698,000	5.50
Step Up, callable	50,000	0.07	525,000	0.78
Single-index floating rate	34,944,000	49.89	17,185,000	25.57

Total par value	70,048,170	100.00%	67,216,600	100.00%

Bond premiums	42,673		42,169
Bond discounts	(29,792)		(33,001)
Hedge valuation basis adjustments (a)	488,921		346,423
Hedge basis adjustments on terminated hedges (b)	141,636		145,512
FVO (c) - valuation adjustments and accrued interest	3,872		(1,751)

Total Consolidated obligation-bonds	$70,695,480		$67,715,952

Fair value basis and valuation adjustments — Key determinants are factors such as volume, the forward swap curve, the volatility of the swap rates, the remaining duration to maturity, and for bonds elected under the FVO, the changes in the spread between the swap rate and the consolidated obligation debt yields, and changes in interest payable, which is a component of the entire fair value of FVO bonds.

(a)         Hedge valuation basis — The reported carrying values of hedged consolidated bonds are adjusted for changes to their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedged debt.

At September 30, 2016, the application of the accounting methodology resulted in the recognition of $488.9 million in hedge valuation basis losses, compared to losses of $346.4 million at December 31, 2015.  Most of the existing hedged bonds are fixed-rate liabilities, which had been issued at lower coupons in prior years at the then prevailing lower interest rate environment.  Fair value losses are consistent with the higher coupons at September 30, 2016 and December 31, 2015.  Generally, hedge valuation basis are unrealized and will reverse to zero if held to their maturity or their call dates.  Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were on average short- and medium-term.

Valuation losses have increased at September 30, 2016, in line with the decline in the forward LIBOR (the swap curve) at September 30, 2016 compared to December 31, 2015; the swap curve is the discounting basis of bonds hedged under ASC 815.  More information is provided in Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships.  The net unrealized cumulative losses at the hedge termination dates for such bonds are no longer adjusted for changes in the benchmark rate.  Instead, the valuation basis are amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense.  Unamortized basis adjustments on terminated hedges were losses of $141.6 million and $145.5 million at September 30, 2016 and December 31, 2015.  If the CO bonds are held to maturity, the basis losses will be amortized to zero.

(c)          FVO valuation adjustments — Carrying values of bonds elected under the FVO include valuation basis losses of $1.3 million at September 30, 2016 and valuation basis gains of $10.3 million at December 31, 2015.  At September 30, 2016, previously recorded unrealized gains at December 31, 2015 reversed in parallel with maturing bonds.

Valuation basis adjustments are recorded to recognize changes in the entire fair values of bonds elected under the FVO, including accrued interest payable.  The discounting basis for computing the change in fair value basis of bonds elected under the FVO is the observable (FHLBank) CO bond yield curve.  All FVO bonds are short- and medium-term, and fluctuations in their valuation, excluding interest payable, were not significant as the bonds re-price relatively frequently to market indices, remaining near to par, although there could be inter-period volatility over their life cycle.  FVO bonds outstanding at September 30, 2016 reported valuation losses in line with the declining market observable CO curve at September 30, 2016, compared to December 31, 2015.  When the market observed CO rate (the cost of funds pricing curve for the FHLBNY) declines, fair value losses will move inversely.

Par amounts of bonds elected under the FVO were $1.8 billion at September 30, 2016, compared to $13.3 billion at December 31, 2015. We have elected the FVO on an instrument-by-instrument basis.  For bonds elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.  More information about debt elected under the FVO is provided in financial statements, Note 16.  Fair Values of Financial Instruments (See Fair Value Option Disclosures).

Hedge volume — Tables 7.2 — 7.4 provide information with respect to par amounts of bonds based on accounting designation: (1) under hedge qualifying rules, (2) under the FVO, and (3) as an economic hedge (in thousands):

Table 7.2:                                       Bonds Hedged under Qualifying Fair Value Hedges

Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term consolidated obligation bonds are hedged in a Fair value hedge that would qualify under ASC 815.

	Consolidated Obligation Bonds
Par Amount	September 30, 2016	December 31, 2015
Qualifying Hedges
Fixed-rate bullet bonds	$22,677,055	$23,259,610
Fixed-rate callable bonds	210,000	2,380,000
	$22,887,055	$25,639,610

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

	Consolidated Obligation Bonds
Par Amount	September 30, 2016	December 31, 2015
Bonds designated under FVO	$1,791,665	$13,322,660

CO bonds elected under the FVO were generally economically hedged by interest rate swaps.  Election of short-term bonds under the FVO has largely been in parallel with the election of advances under the FVO as a natural fair value offset.  We elected to account for the bonds under the FVO as we were unable to assert with confidence that the short- and intermediate-term bonds, or callable bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  We opted instead to elect to hedge such FVO bonds on an economic basis with an interest rate swap.  Table 7.4 below provides more information.  Also, see financial statements, Fair Value Option disclosures in Note 16.  Fair Values of Financial Instruments.

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

	Consolidated Obligation Bonds
Par Amount	September 30, 2016	December 31, 2015
Bonds designated as economically hedged
Floating-rate bonds (a)	$7,100,000	$3,735,000
Fixed-rate bonds (b)	—	45,000
	$7,100,000	$3,780,000

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	September 30, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$40,108,280	57.26%	$40,573,630	60.36%
Due or callable after one year through two years	21,551,575	30.77	17,785,465	26.46
Due or callable after two years through three years	3,381,000	4.83	3,123,285	4.65
Due or callable after three years through four years	914,620	1.30	1,278,750	1.90
Due or callable after four years through five years	877,675	1.25	925,050	1.38
Thereafter	3,215,020	4.59	3,530,420	5.25
Total par value	70,048,170	100.00%	67,216,600	100.00%

Bond premiums	42,673		42,169
Bond discounts	(29,792)		(33,001)
Hedge valuation basis adjustments	488,921		346,423
Hedge basis adjustments on terminated hedges	141,636		145,512
FVO - valuation adjustments and accrued interest	3,872		(1,751)

Total bonds	$70,695,480		$67,715,952

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable Bonds

	September 30, 2016	December 31, 2015
Callable	$1,165,000	$4,223,000
Non-Callable	$68,883,170	$62,993,600

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	September 30, 2016	December 31, 2015

Par value	$54,664,742	$46,875,847
Amortized cost	$54,603,503	$46,837,709
FVO (a) - valuation adjustments and remaining accretion	27,097	12,159
Total discount notes	$54,630,600	$46,849,868
Weighted average interest rate	0.37%	0.26%

(a)         Carrying values of discount notes elected under the FVO included valuation adjustments of a net loss of $6.0 million at September 30, 2016 and a net gain of $4.0 million December 31, 2015 to recognize changes in fair values.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  Valuation adjustments included significant cumulative unaccreted discounts.  Unaccreted discounts or accrued unpaid interest expenses are included in the entire fair value on debt instruments elected under the FVO.  If held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2016	December 31, 2015
Discount notes designated under FVO (a)	$16,204,873	$12,459,708

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.  For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2016	December 31, 2015
Discount notes hedged under qualifying hedge (a)	$1,589,000	$1,589,000

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

The following table summarizes economic hedges of discount notes (in thousands):

Table 7.10                                    Economically Hedged Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2016	December 31, 2015
Discount notes designated as economically hedged (a)	$994,000	$—

(a)         Economically hedged discount notes— We issue fixed rate debt to mitigate the economic risk.

Recent Rating Actions

Table 7.11 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at August 3, 2016.

Table 7.11                                    FHLBNY Ratings

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

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $125.0 million and $108.6 million at September 30, 2016 and December 31, 2015.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities — Amounts outstanding were $445.6 million and $151.4 million at September 30, 2016 and December 31, 2015.  Other liabilities comprised of unfunded pension liabilities, pass-through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.  The increase at September 30, 2016 represents commitments to acquire investment securities.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                                       Stockholders’ Capital

	September 30, 2016	December 31, 2015
Capital Stock (a)	$6,023,301	$5,585,030
Unrestricted retained earnings (b)	1,002,082	967,078
Restricted retained earnings (c)	358,738	303,061
Accumulated Other Comprehensive Loss	(192,443)	(135,687)
Total Capital	$7,191,678	$6,719,482

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

(b)         Unrestricted retained earnings — Net Income for the nine months ended September 30, 2016 was $278.4 million; $55.7 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $187.7 million to members as dividends in the nine months ended September 30, 2016.  As a result, Unrestricted retained earnings increased by $35.0 million to $1.0 billion at September 30, 2016.

(c)          Restricted retained earnings — Restricted retained earning balance at September 30, 2016 has grown to $358.7 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.  For more information about Restricted retained earnings, see Note 12. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10-K filed on March 21, 2016.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	September 30, 2016	December 31, 2015

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(31,782)	$(36,813)
Net unrealized gains on available-for-sale securities (b)	5,303	9,283
Net unrealized losses on hedging activities (c)	(149,442)	(91,037)
Employee supplemental retirement plans (d)	(16,522)	(17,120)
Total Accumulated other comprehensive loss	$(192,443)	$(135,687)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at September 30, 2016, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and the grantor trust fund classified as available-for-sale.  The pricing of MBS in the AFS portfolio was substantially in unrealized gain positions at September 30, 2016 and December 31, 2015.

(c)          Cash flow hedge valuation losses — Cumulative losses from the two cash flow hedging strategies were $149.4 million at September 30, 2016 and $91.0 million at December 31, 2015.  Financial statements, Note 15.  Derivatives and Hedging Activities, includes a rollforward analysis, which provides more information with respect to changes in AOCI.

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

The following table summarizes dividends paid and payout ratios:

Table 8.3:                                       Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2016	September 30, 2015
Cash dividends paid per share	$3.47	$3.19
Dividends paid (a) (c)	$187,705	$173,133
Pay-out ratio (b)	67.43%	70.26%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of September 30, 2016 and December 31, 2015:

Table 9.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$11	$3
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Economic Hedge of Fair Value Risk	$14	$—
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$180	$180
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$5	$—
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$2,605	$3,584
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$1,396	$1,574
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$35,424	$38,097
Purchased interest rate options	To offset interest rate options in variable rate advance	Economic Hedge of Fair Value Risk	$6	$6
Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate non-putable advance converted to a LIBOR floating rate; matched to non-putable advance accounted for under fair value option	Fair Value Option	$623	$3,758

Table 9.2:                                       Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$—	$15
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$—	$15
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Economic Hedge of Fair Value Risk	$—	$15
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$210	$2,380
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$160	$160
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$22,517	$23,100
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$994	$—
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$—	$35
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,589	$1,589
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$7,100	$3,735
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$65	$718
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$168	$1,150
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$1,558	$11,455
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$16,205	$12,460

Table 9.3:                                       Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	September 30, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$252	$62

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.4:                                       Derivatives Financial Instruments by Product

	September 30, 2016		December 31, 2015
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$39,609,898	$(568,136)	$43,435,436	$(341,254)
Consolidated obligation fair value hedges	22,887,055	495,384	25,639,610	349,649
Cash Flow-anticipated transactions	1,589,000	(143,617)	1,624,000	(85,243)
Derivatives not designated as hedging instruments (b)
Advances hedges	30,707	(891)	8,575	28
Consolidated obligation hedges	8,094,000	(4,625)	3,780,000	(1,749)
Mortgage delivery commitments	27,676	45	14,806	3
Balance sheet	2,692,000	733	2,692,000	4,920
Intermediary positions hedges	252,000	328	62,000	61
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	623,000	47	3,758,000	1,886
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligation bonds	1,791,665	(1,390)	13,322,660	(8,770)
Interest rate swaps-consolidated obligation discount notes	16,204,872	(2,662)	12,459,709	(4,409)

Total notional and fair value	$93,801,873	$(224,784)	$106,796,796	$(84,878)

Total derivatives, excluding accrued interest		$(224,784)		$(84,878)
Cash collateral pledged to counterparties (d)		468,164		370,529
Cash collateral received from counterparties		(141,425)		(329,895)
Accrued interest		36,161		15,807

Derivative balance net of cash collateral		$138,116		$(28,437)

Net derivative asset balance (d, e)		$321,750		$181,676
Net derivative liability balance (e)		(183,634)		(210,113)

Derivative balance net of cash collateral		$138,116		$(28,437)

Non-cash collateral

Security collateral received from counterparty (f)		(105,235)		—

Net exposure		$32,881		$(28,437)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Net derivative asset balance included $200.9 million and $173.7 million of excess cash collateral/margins posted by the FHLBNY to derivative counterparties at September 30, 2016 and December 31, 2015.  Excess margins were largely the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

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

For derivatives where the counterparties were in gain positions, the fair values and notional amounts are grouped together (in thousands):

Table 9.5:                                       Derivatives Counterparty Credit Ratings

	September 30, 2016
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A (c)	$2,580,724	$131,155	$(17,160)	$113,995	$(105,235)	$8,760
Cleared derivatives (d)	79,781,251	59,382	146,949	206,331	—	206,331
Total derivative positions with non-member counterparties to which the Bank had credit exposure	82,361,975	190,537	129,789	320,326	(105,235)	215,091
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	126,000	1,379	—	1,379	(1,379)	—
Delivery Commitments
Derivative position with delivery commitments	27,676	45	—	45	(45)	—
Total derivative position with members	153,676	1,424	—	1,424	(1,424)	—
Derivative positions with credit exposure	82,515,651	$191,961	$129,789	$321,750	$(106,659)	$215,091
Derivative positions without fair value credit exposure	11,286,222
Total notional	$93,801,873

	December 31, 2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A (C)	$15,000	$108	$—	$108	$—	$108
Single-A (C)	2,664,093	116,535	(106,000)	10,535	—	10,535
Cleared derivatives (d)	83,933,206	220,005	(49,320)	170,685	—	170,685
Total derivative positions with non-member counterparties to which the Bank had credit exposure	86,612,299	336,648	(155,320)	181,328	—	181,328
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	31,000	345	—	345	(345)	—
Delivery Commitments
Derivative position with delivery commitments	14,806	3	—	3	(3)	—
Total derivative position with members	45,806	348	—	348	(348)	—
Derivative positions with credit exposure	86,658,105	$336,996	$(155,320)	$181,676	$(348)	$181,328
Derivative positions without fair value credit exposure	20,138,691
Total notional	$106,796,796

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

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) derivatives were $14.0 billion and $22.9 billion at September 30, 2016 and December 31, 2015.  For bilaterally executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  We do not expect to post additional collateral.  The FHLBNY is rated AA+/stable by S&P’s and Aaa/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared derivatives were $79.8 billion and $83.9 billion at September 30, 2016 and December 31, 2015.  For cleared OTC derivatives, margin requirements are determined by the DCO based on the volatility of the exposure, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at September 30, 2016 and December 31, 2015.

Collateral and margin posted — Cash collateral of $468.2 million and $370.5 million were posted to swap counterparties (including DCOs) at September 30, 2016 and December 31, 2015.  After posting cash collateral, the fair values of our derivative instruments in net liability positions were approximately $183.6 million and $210.1 million, at September 30, 2016 and December 31, 2015.  Amounts represented the exposures facing the swap counterparties in the event of non-performance by the FHLBNY to the swap contracts.

On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $22.1 million at September 30, 2016 and $27.3 million at December 31, 2015.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

Derivative Counterparty Country Concentration Risk

The following table summarizes derivative notional amounts and fair values by country of incorporation (dollars in thousands):

Table 9.6:                                       FHLBNY Exposure Concentration (a)

		September 30, 2016
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparty (ies)	U.S.A. (c)	$81,816,684	87.22%	$320,072	99.48%
Counterparty (ies)	Switzerland	545,291	0.58	254	0.08
Member and Delivery Commitments	U.S.A.	153,676	0.16	1,424	0.44

Total Credit Exposure (Fair values, net) - Balance sheet assets		82,515,651	87.96	$321,750	100.00%

Security collateral received from counterparty	U.S.A.			105,235

				$216,515

Counterparties (Liability position)				Fair Value

Counterparty (ies)	U.S.A.	8,373,354	8.93	$(151,823)
Counterparty (ies)	Germany	1,427,500	1.52	(23,924)
Counterparty (ies)	United Kingdom	1,164,368	1.24	(4,427)
Counterparty (ies)	France	315,000	0.34	(3,264)
Counterparty (ies)	Canada	6,000	0.01	(196)
		11,286,222	12.04	$(183,634)

Total notional		$93,801,873	100.00%

		December 31, 2015
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparty (ies)	U.S.A. (c)	$86,612,299	81.10%	$181,328	99.81%
Member and Delivery Commitments	U.S.A.	39,806	0.03	348	0.19

Total Credit Exposure (Fair values, net) - Balance sheet assets		86,652,105	81.13	$181,676	100.00%

Counterparties (Liability position)				Fair Value

Counterparty (ies)	U.S.A.	12,367,425	11.58	$(171,271)
Counterparty (ies)	United Kingdom	4,442,500	4.16	(26,958)
Counterparty (ies)	Germany	1,504,998	1.41	(5,355)
Counterparty (ies)	Switzerland	1,152,768	1.08	(438)
Counterparty (ies)	France	545,000	0.51	(3,086)
Counterparty (ies)	Canada	126,000	0.12	(2,996)
Member	U.S.A.	6,000	0.01	(9)
		20,144,691	18.87	$(210,113)

Total notional		$106,796,796	100.00%

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

(c)          Includes cleared swaps at Derivative clearing organizations — notional amounts were $79.8 billion and $83.9 billion at September 30, 2016 and December 31, 2015.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 9.7:                                       Notional and Fair Value by Contractual Maturity

	September 30, 2016		December 31, 2015
	Notional	Fair Value (a)	Notional	Fair Value (a)

Maturity less than one year	$41,205,750	$(23,026)	$50,928,278	$(72,650)
Maturity from one year to less than three years	36,824,631	(155,744)	37,695,659	(117,344)
Maturity from three years to less than five years	9,953,384	(261,126)	11,947,492	(109,666)
Maturity from five years or greater	5,790,432	215,067	6,210,561	214,779
Delivery Commitments	27,676	45	14,806	3
	$93,801,873	$(224,784)	$106,796,796	$(84,878)

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

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
September 30, 2016	$1,517	$90,562	$89,045
June 30, 2016	1,475	86,688	85,213
March 31, 2016	1,318	87,098	85,780
December 31, 2015	1,246	81,228	79,982

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
September 30, 2016	$5,704	$26,892	$21,188
June 30, 2016	6,958	27,132	20,174
March 31, 2016	6,375	28,902	22,527
December 31, 2015	7,255	27,722	20,467

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
September 30, 2016	$2,391	$25,598	$23,207
June 30, 2016	2,234	26,511	24,277
March 31, 2016	2,574	28,515	25,941
December 31, 2015	2,204	27,521	25,317

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

Cash flows

Cash and due from banks was $226.3 million at September 30, 2016 and $327.5 million at December 31, 2015.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities in the nine months ended September 30, 2016 was $335.7 million and $463.4 million in the same period in the prior year.  By way of comparison, Net income was $278.4 million in the nine months ended September 30, 2016 and $246.4 million in the same period in the prior year.

Net cash flows provided by operating activities were higher than Net income in the nine months ended September 30, 2016 and 2015, and was largely as a result of adjustments for non-cash fair value adjustments on derivatives and hedging activities of $101.5 million and $199.3 million that were almost entirely driven by derivative financing elements.  For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts, which represented interest payments to swap counterparties for the off-market swaps, were classified as Financing activities rather than Operating activities.  For more information, see Statements of Cash Flows in the financial statements.

Cash flows (used in) provided by investing activities — Investing activities consumed $11.3 billion in net cash outflows in the nine months ended September 30, 2016.  Increases in overnight investments, held-to-maturity securities and advances were the primary users of cash.  In the same period in the prior year, investing activities resulted in net cash inflows of $4.6 billion of funds provided primarily by maturing advances that exceeded new advances.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015

Outstanding at end of the period (a)	$54,630,600	$46,849,868	$10,305,350	$18,800,030
Weighted-average rate at end of the period	0.37%	0.26%	0.67%	0.28%
Average outstanding for the period (a)	$44,921,933	$43,627,528	$15,387,777	$15,708,964
Weighted-average rate for the period	0.36%	0.13%	0.46%	0.18%
Highest outstanding at any month-end (a)	$54,630,600	$50,143,718	$19,507,030	$19,680,030

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

Minority and Women Inclusion.  On October 27, 2016, the Finance Agency proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion, in part by greatly expanding recordkeeping and reporting requirements.  These proposed amendments update existing Finance Agency regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all Bank business and activities, including management, employment and contracting.

The proposed amendments would:

•                  require the FHLBanks to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•                  encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•                  require the FHLBanks to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•                  require the FHLBanks in their annual reports to the Finance Agency to provide extensive data on contracting and detailed descriptions of their efforts to advance diversity and inclusion through capital market transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers.

Comments on the proposed amendments are due by December 27, 2016.  The Bank is currently assessing the effect of the proposed amendments on the Bank.

FHLBank Membership for Non-Federally-Insured Credit Unions.  On September 28, 2016, the Finance Agency proposed amendments to regulations governing FHLBank membership that would implement statutory amendments to the Federal Home Loan Bank Act (the “Bank Act”) authorizing FHLBanks to accept applications for membership from state-chartered credit unions without Federal share insurance, provided that certain prerequisites have been met.  The new rule, if adopted, would generally treat these credit unions the same as other depository institutions with an additional requirement that they obtain an affirmative statement from their state regulator that they meet the requirements for Federal insurance as of the date of their application for FHLBank membership; a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for Federal insurance; or if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

Comments are due on the proposed rule by November 28, 2016.  The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially impact the Bank.

Indemnification Payments.  On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLBank or the OF to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible.  Under the proposed rule, those payments with respect to an administrative proceeding or civil action initiated by the Finance Agency are only permitted if they relate to:

•                  premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty;

•                  expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•                  amounts due under an indemnification agreement entered into on or prior to September 20, 2016.

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the Finance Agency.

Comments are due on the proposed rule by December 21, 2016.  The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially impact the Bank.

FHLBank New Business Activities.  On August 23, 2016, the Finance Agency proposed a rule that, if adopted, would reduce the scope of new business activities (“NBAs”) for which a FHLBank must seek approval from the Finance Agency and would establish more certain timelines for Finance Agency review and approval of NBA notices.  The proposed rule also would clarify the protocol for Finance Agency review of NBAs.  Under the proposed rule, acceptance of new types of legally permissible collateral by the FHLBanks would not constitute a new business activity or require approval from the Finance Agency prior to acceptance.  Instead, the Finance Agency would review new collateral types as part of the annual exam process.

On October 24, 2016, the FHLBanks provided comments to the proposed rule, which primarily related to certain procedures under the proposed rule.  The Bank does not anticipate that the proposed rule, if adopted, would materially impact the Bank.

Mandatory Contractual Stay Requirements for Qualified Financial Contracts (“QFCs”).  On August 19, 2016, the Office of the Comptroller of the Currency (“OCC”) issued a proposed rule, which, if adopted, would require certain systemically important financial institutions (“SIFI”) regulated by the OCC to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the SIFI or an affiliate of the SIFI.  Covered QFCs include derivatives, repurchase agreements (known as “repos”) and reserve repos, and securities lending and borrowing agreements.  On May 3, 2016, the Federal Reserve Board (“FRB”) issued a substantively identical proposed rule with respect to QFCs entered into with globally systemically important banking organizations (“GSIBs”) and their affiliates that are subject to regulation in the U.S.  Further, on October 26, 2016, the Federal Deposit Insurance Corporation (“FDIC”) issued a parallel proposed rule applicable to certain FDIC-supervised institutions.

The FHLBanks provided comments on the FRB proposed rule on August 5, 2016 and to the OCC proposed rule on October 18, 2016, which primarily seek clarification of an exemption and the recognition of a safe harbor. The Bank does not anticipate that the proposed rule, if adopted, would materially impact the Bank, but the Bank would need to amend any covered QFCs entered into with FRB regulated GSIBs or OCC regulated SIFIs.

Financial Industry Regulatory Authority (“FINRA”) Rule 4210 establishing margin requirements for the TBA Market.  On June 15, 2016, the SEC approved a proposed rule by FINRA to require the margining of certain “to-be-announced” (“TBA”) transactions.  Specifically, the approved FINRA Rule 4210 will require FINRA members to collect from, but not post to, their customer’s maintenance margin (i.e. initial margin) and variation margin on transactions that are “Covered Agency Transactions,” subject to certain exemptions.  A “Covered Agency Transaction” includes (certain terms are defined under FINRA rules):

•                  TBA transactions inclusive of ARM transactions, and Specified Pool Transactions, for which the difference between the trade date and contractual settlement date is greater than one business day; and

•                  Collateralized mortgage obligations issued in conformity with a program of an agency or a GSE for which the difference between the trade date and contractual settlement date is greater than three business days.

Covered Agency Transactions with a counterparty in multifamily housing securities are exempt from the margin requirements provided that certain requirements are met.

Under the rule, the Bank is exempt from posting initial margin but would be required to post variation margin to their FINRA-member counterparty in connection with covered transactions, provided the Bank has more than $10 million in gross open positions with the counterparty.  FINRA members will be required to comply with the new margin requirements beginning in December 2017.

The Bank is currently assessing the financial and operational impacts of this rule on the Bank.

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

Risk Measurements.  Our Risk Management Policy sets up a series of risk limits that we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-6.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, rates at September 2015, December 2015, March 2016, June 2016 and September 30, 2016 were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the third quarter of 2015 and the third quarter of 2016):

	Base Case DOE	-200bps DOE	+200bps DOE
September 30, 2016	-0.57	N/A	0.50
June 30, 2016	-1.08	N/A	0.60
March 31, 2016	-0.80	N/A	0.36
December 31, 2015	-0.61	N/A	0.84
September 30, 2015	-1.02	N/A	0.88

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

One Year Re-pricing Gap
September 30, 2016	$6.108 Billion
June 30, 2016	$5.994 Billion
March 31, 2016	$5.659 Billion
December 31, 2015	$5.640 Billion
September 30, 2015	$5.646 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2015 and the third quarter of 2016):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
September 30, 2016	N/A	3.18%
June 30, 2016	N/A	7.99%
March 31, 2016	N/A	9.55%
December 31, 2015	N/A	5.01%
September 30, 2015	N/A	8.80%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the third quarter of 2015 and the third quarter of 2016):

	Down-shock Change in MVE	+200bps Change in MVE
September 30, 2016	N/A	-0.15%
June 30, 2016	N/A	0.07%
March 31, 2016	N/A	0.35%
December 31, 2015	N/A	-0.49%
September 30, 2015	N/A	0.01%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of September 30, 2016 and December 31, 2015 (in millions):

	Interest Rate Sensitivity
	September 30, 2016
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$14,361	$190	$551	$399	$1,460
MBS Investments	8,093	334	2,255	2,070	1,989
Adjustable-rate loans and advances	37,861	—	—	—	—
Net unswapped	60,315	524	2,806	2,469	3,449

Fixed-rate loans and advances	23,443	4,422	23,750	9,259	3,535
Swaps hedging advances	37,945	(3,721)	(22,028)	(8,792)	(3,404)
Net fixed-rate loans and advances	61,388	701	1,722	467	131

Total interest-earning assets	$121,703	$1,225	$4,528	$2,936	$3,580

Interest-bearing liabilities:
Deposits	$1,685	$2	$—	$—	$—

Discount notes	50,420	4,218	—	—	—
Swapped discount notes	1,573	(3,162)	—	858	731
Net discount notes	51,993	1,056	—	858	731

Consolidated Obligation Bonds
FHLBank bonds	39,376	8,919	16,712	1,835	3,371
Swaps hedging bonds	21,552	(7,763)	(12,906)	(168)	(715)
Net FHLBank bonds	60,928	1,156	3,806	1,667	2,656

Total interest-bearing liabilities	$114,606	$2,214	$3,806	$2,525	$3,387
Post hedge gaps (a):
Periodic gap	$7,097	$(989)	$722	$411	$193
Cumulative gaps	$7,097	$6,108	$6,830	$7,241	$7,434

	Interest Rate Sensitivity
	December 31, 2015
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS Investments	$12,702	$123	$432	$361	$1,573
MBS Investments	7,089	347	1,942	1,981	2,764
Adjustable-rate loans and advances	26,586	—	—	—	—
Net unswapped	46,377	470	2,374	2,342	4,337

Fixed-rate loans and advances	23,328	5,589	23,565	11,375	3,095
Swaps hedging advances	39,868	(4,500)	(21,512)	(10,819)	(3,037)
Net fixed-rate loans and advances	63,196	1,089	2,053	556	58

Total interest-earning assets	$109,573	$1,559	$4,427	$2,898	$4,395

Interest-bearing liabilities:
Deposits	$1,663	$2	$—	$—	$—

Discount notes	45,866	988	—	—	—
Swapped discount notes	(1,219)	(348)	—	525	1,042
Net discount notes	44,647	640	—	525	1,042

Consolidated Obligation Bonds
FHLBank bonds	32,077	10,401	18,038	2,707	4,161
Swaps hedging bonds	25,487	(9,425)	(14,313)	(564)	(1,185)
Net FHLBank bonds	57,564	976	3,725	2,143	2,976

Total interest-bearing liabilities	$103,874	$1,618	$3,725	$2,668	$4,018
Post hedge gaps (a):
Periodic gap	$5,699	$(59)	$702	$230	$377
Cumulative gaps	$5,699	$5,640	$6,342	$6,572	$6,949

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of September 30, 2016.  Based on this evaluation, they concluded that as of September 30, 2016, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the foregoing, on September 21, 2016, Lehman Brothers Holdings, Inc. (“LBHI”) served a disclosure calculating its damages to be $116 million, plus accrued contractual interest totaling $232 million.  On September 23, 2016, the FHLBNY filed a partial summary judgment motion seeking dismissal of LBHI’s claim that the FHLBNY violated section 562 of the Bankruptcy Code in calculating its claim, and also seeking dismissal of LBHI’s claim for contractual interest.  The parties are engaged in pre-trial discovery proceedings, and trial is currently scheduled to commence in April of 2017.

Additional information about the foregoing matter can be found in Note 17 of the financial statements in this Quarterly Report on Form 10-Q, which information primarily restates that which is set forth at Part I, Item 3 of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as the above information.

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

PwC has advised the Bank that as of September 30, 2016 it has borrowing relationships with two Bank members (referred to below as the “Lenders”) who each own more than ten percent of the Bank’s capital stock, which is not in compliance with the Loan Rule and could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances as well as PwC’s and the Audit Committee’s conclusions concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

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

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors.  In addition to the above listed considerations, the Audit Committee considered the following:

•                  although each of the Lenders owned more than ten percent of the Bank’s capital stock, the voting power of each of the Lenders’ capital stock is less than ten percent; and

•                  as of September 30, 2016, no officer or director of either Lender serves on the Board of Directors of the Bank.

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

ITEM 6. EXHIBITS

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

10.01	Federal Home Loan Bank of New York 2017 Director Compensation Policy, effective as of January 1, 2017 (a)	X

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: November 9, 2016