Form 10-K
period 2016-12-31
Federal Home Loan Bank of New York
filed 2017-03-22
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2016, the aggregate par value of the common stock held by members of the registrant was approximately $5,666,422,500.  At February 28, 2017, 60,748,320 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK

2016 Annual Report on Form 10-K

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

The FHLBNY is managed to deliver balanced value to members, rather than to maximize profitability or advance volume through low pricing.  Our members must purchase FHLBNY stock according to regulatory requirements as a condition of membership.  For more information, see financial statements, Note 13.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.  The business of the cooperative is to provide liquidity for our members (primarily in the form of loans referred to as “advances”) and to provide a return on members’ investment in FHLBNY stock in the form of a dividend.  Since members are both stockholders and customers, our management operates the Bank such that there is a trade-off between providing value to them via low pricing for advances with a relatively lower dividend versus higher advances pricing with a relatively higher dividend.

All federally insured depository institutions, insured credit unions and insurance companies engaged in residential housing finance can apply for membership in the FHLBank in their district.  Community development financial institutions (“CDFIs”) that have been certified by the CDFI Fund of the U.S. Treasury Department, including community development loan funds, community development venture capital funds, and state-chartered credit unions without federal insurance, are also eligible to become members of a FHLBank.  Three CDFIs were members of the FHLBNY at December 31, 2016.

A member of another FHLBank or a financial institution that is not a member of any FHLBank may also hold FHLBNY stock as a result of having acquired one of our members.  Because we operate as a cooperative, we conduct business with related parties in the normal course of business and consider all members and non-member stockholders as related parties in addition to the other FHLBanks.  For more information, see financial statements, Note 19.  Related Party Transactions, and also Item 13.  Certain Relationships and Related Transactions, and Director Independence in this Form 10-K.

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

We do not have any wholly or partially owned subsidiaries, nor do we have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities.  We have a grantor trust related to employee benefits programs, more fully described in financial statements, Note 15. Employee Retirement Plans.

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

The FHLBNY is supervised by the Federal Housing Finance Agency (“FHFA” or the “Finance Agency”), the independent Federal regulator of the FHLBanks, the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae).  The FHFA’s stated mission with respect to the

FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

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

Market Area

Our market area is the same as the membership district — New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands.  Institutions that are members of the FHLBNY must have their charter or principal places of business within this market area but may also operate elsewhere.  We had 328 members at December 31, 2016 and 329 members at December 31, 2015.

Due to the deeply penetrated market, there are few opportunities to gain new bank and credit union members.  However, we continue to engage the few prospects that are eligible to join.  In 2016, Health Insurance Companies became a newly eligible member type and the Sales and Marketing department began initiatives to court these prospects.  In addition, foreign banks with charters based in our membership district are another potential pool of prospects.  This is not a new trend as we currently have 11 members who have parent companies outside the USA.

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

The following table summarizes our members(a) by type of institution:

					Community
					Development
	Commercial	Thrift	Credit	Insurance	Financial
	Banks	Institutions	Unions	Companies (a)	Institution	Total

December 31, 2016	137	84	90	14	3	328

December 31, 2015	140	87	86	14	2	329

(a) Includes three captive insurance companies, which were considered in 2016 as non-members.

Business Segments

We manage our operations as a single business segment.  Management and our Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.

Our cooperative structure permits us to expand and contract with demand for advances and changes in membership.  When advances are paid down, because the member no longer needs the funds or because the member has been acquired by a non-member and the former member decides to prepay advances, the stock associated with the advances is immediately redeemed.  When advances are paid before maturity, we collect fees that make us financially indifferent to the prepayment.  Our operating expenses are low.  Dividend capacity, which is a function of net income and the amount of stock outstanding, is largely unaffected by the prepayment since future stock and future income are reduced more or less proportionately.  We believe that we will be able to meet our financial obligations and continue to deliver balanced value to members, even if advance demand drops significantly or if membership declines.

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

We offer our members several correspondent banking services as well as safekeeping services.  The fee income that is generated from these services is not significant.  We also issue standby letters of credit on behalf of members for a fee.  The total income derived from all such sources, and other incidental income and expenses were not material in the periods in this report.

We provide our members with an alternative to originating and selling long-term, fixed-rate mortgages in the secondary market.  We accomplish this by purchasing eligible conforming fixed-rate mortgages originated or purchased by our members.  Purchases are at negotiated market rates.  For more information, see Acquired Member Assets Programs below and in the financial statements, Note 9.  Mortgage Loans Held-for-portfolio.  However, we do not expect the program to become a significant factor in our operations.  The interest revenues derived from this program were $86.8 million in 2016, $81.1 million in 2015 and $71.5 million in 2014.  The revenues were not a significant source of interest income.

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

Advances to members, including former members, constituted 76.1% and 76.2% of our total assets of $143.6 billion and $123.2 billion at December 31, 2016 and 2015.  In terms of revenues, interest income derived from advances were $919.9 million, $627.9 million and $478.7 million, representing 67.6%, 62.9% and 57.2% of total interest income in 2016, 2015 and 2014.  Most of our critical functions are directed at supporting the borrowing needs of our members and monitoring the members’ associated collateral positions.  For more information about advances, including our underwriting standards, see financial statements, Note 8. Advances; also see Tables 3.1 to 3.9 and the accompanying discussions in this MD&A.

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

For additional discussion on our mortgage loans and their related credit risk, see financial statements, Note 9. Mortgage Loans Held-for-Portfolio.  Also see Tables 5.1 to 5.6 and accompanying discussions in this MD&A.

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

Affordable Housing Program and Other Mission Related Programs

Federal Housing Finance Agency regulation Part 1292.5 (“Community Investment Cash Advance Programs”) states in general that each FHLBank shall establish an Affordable Housing Program in accordance with Part 1291, and a Community Investment Program.  As more fully discussed under the section “Assessments” in this Form 10-K, the 11 FHLBanks together, must annually allocate for the Affordable Housing Program the greater of $100 million or 10% of regulatory defined net income.  For more information, see Background in the MD&A, and financial statements, Note 12.  Affordable Housing Program.

The FHLBank may also offer a Rural Development Advance program, an Urban Development Advance program, and other Community Investment Cash Advance programs.

Affordable Housing Program (“AHP”).  We meet this requirement by allocating 10% of regulatory defined net income to our Affordable Housing Program each year.  The Affordable Housing Program helps our members meet their Community Reinvestment Act responsibilities.  The program gives members access to cash grants and subsidized, low-cost funding to create affordable rental and home ownership opportunities, including first-time homebuyer programs.  Within each year’s AHP allocation, we have established a set-aside program for first-time homebuyers called the First Home Clubsm.  The FHLBNY may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions.  Household income qualifications for the First Home Club are the same as for the competitive AHP.  Qualifying households can receive matched funds at a 4:1 ratio, up to $7,500 to help with closing costs and/or down payment assistance.  Households are also required to attend counseling.  We may provide up to $500 to defray the cost of the nonprofit housing agency that provides counseling.

Other Mission—Related Activities. The Bank offers three distinct Community Lending Programs (“CLP”) that support our member’s community-oriented mortgage lending, which was established under the Community Investment Cash Advance Programs.  The Bank provides reduced interest rate advances to members for lending activity that meet the CLP requirements, under the following individual programs: Community Investment Program (“CIP”), Rural Development Advance (“RDA”), and Urban Development Advance (“UDA”).  The CLP provides additional support to members in their affordable housing and economic development lending activities within low- and moderate-income neighborhoods as well as other activities that benefit low- and moderate-income households.   The Bank also provides letters of credit in support of projects that meet the CLP program requirements and are offered at reduced fees.  Providing CLP Advances and Letters of Credit at advantaged pricing that is discounted from our market interest rates and fees represents an additional allocation of our income in support of the Bank’s affordable housing and community economic development mission. In addition, overhead costs and administrative expenses associated with the implementation of our Affordable Housing and CLP are absorbed as general operating expenses and are not charged back to the AHP allocation set-aside. The foregone interest and fee income, as well as the administrative and operating costs, are above and beyond the annual income contribution to the AHP Loans offered under these programs.

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

For more information, see financial statements, Note 4. Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased Under Agreements to Resell, Note 7. Held-To-Maturity Securities, and Note 6. Available-for-Sale Securities.  Also see Tables 4.1 through 4.12 and accompanying discussions in this MD&A.

Debt Financing — Consolidated Obligations

Our primary source of funds is the sale of debt securities, known as consolidated obligations, in the U.S. and global capital markets.  Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 11 FHLBanks.  Consolidated obligations are not obligations of the United States, and the United States does not guarantee them.  The issuance and servicing of consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  The Office of Finance (or the “OF”) has authority to issue joint and several debt on behalf of the FHLBanks.  At December 31, 2016 and 2015, the par amounts of consolidated obligations outstanding, bonds and discount notes for all 11 FHLBanks was $1.0 trillion and $0.9 trillion, including $133.7 billion and $114.1 billion issued by the FHLBNY and outstanding at those dates.

For more information, see financial statements, Note 11.  Consolidated Obligations.  Also see Tables 6.1 to 6.10 and accompanying discussions in this MD&A.

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

Consolidated Obligation Discount Notes. On a daily basis, FHLBanks may request that specific amounts of consolidated discount notes with specific maturity dates be offered by the Office of Finance for sale through certain securities dealers.  The Office of Finance commits to issue consolidated discount notes on behalf of the requesting FHLBanks after dealers submit orders for the specific consolidated discount notes offered for sale.  The FHLBanks receive funding based on the time of their request, the rate requested for issuance, the trade date, the settlement date, and the maturity date. However, a FHLBank may receive less than requested (or may not receive any funding) because of investor demand and competing FHLBank requests for the particular funding that the FHLBank is requesting.  These consolidated discount notes have a maturity range of one day to one year, are generally issued at or below par, and mature at par.

Twice weekly, one or more of the FHLBanks may also request that specific amounts of consolidated discount notes with fixed maturities of four, nine, 13, and 26 weeks be offered by the Office of Finance through competitive auctions conducted with securities dealers in the consolidated discount note selling group.  The consolidated discount notes offered for sale through competitive auction are not subject to a limit on the maximum costs the FHLBanks are willing to pay.  The FHLBanks receive funding based on their requests at a weighted-average rate of the winning bids from the dealers.  If the bids submitted are less than the total of the FHLBanks’ requests, a FHLBank receives funding based on that FHLBank’s regulatory capital relative to the regulatory capital of other FHLBanks offering consolidated discount notes.

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

Retained Earnings and Dividends

The Bank’s Retained Earnings and Dividends policy (the “Policy”) is a Board approved policy, the objectives of which are to preserve the value of our members’ investment with us, and to provide members with a reasonable dividend.   The Policy also states that we want to provide returns on the investment in the Bank’s stock that are sufficient to attract and retain members, and that do not discourage member borrowing.   The Bank’s minimum level of Retained Earnings should provide management with a high degree of confidence that estimable losses under simulated stressful conditions and scenarios will not impair paid-in capital, thereby preserving the par value of the stock.   Additionally, Unrestricted Retained Earnings should be available to supplement dividends when earnings are low or losses occur.   Our ability to pay dividends and any other distributions may be affected by standards under the Policy.

The Policy establishes (1) a minimum level of Retained Earnings equal to the Bank’s “Retained Earnings Sufficiency” distinguished as the quantification of the Bank’s risk exposures.  The Retained Earnings Sufficiency is estimated under simulated stressful conditions and scenarios, within a defined confidence interval, on market, credit and operational risks, as well as GAAP accounting exposures related to the fair values of certain financial instruments; (2) the priority of contributions to retained earnings relative to other distributions of income; (3) the target level of Retained Earnings, based on the Retained Earnings Sufficiency level, and (4) a timeline to achieve the targets and to ensure maintenance of appropriate levels of Retained Earnings.

The Bank may pay dividends from Unrestricted Retained Earnings and current net income.   Per Finance Agency regulations, our Board of Directors may declare and pay dividends in either cash or capital stock; our practice has been to pay dividends in cash.   Our dividends and our dividend policy are subject to Federal Housing Finance Agency regulations and policies.

To achieve the Bank’s strategic plans and business objectives within the Bank’s risk appetite, Management had determined the Unrestricted Retained Earnings target to be $885.0 million for 2016 and $865.0 million for 2015.   At December 31, 2016 and 2015, actual Unrestricted Retained Earnings was $1,028.7 million and $967.1 million respectively and Restricted Retained Earnings was $383.3 million and $303.1 million at the two dates.   The balance in Accumulated Other Comprehensive Income (AOCI), a component of stockholder’s equity, was a loss of $95.6 million and $135.7 million at December 31, 2016 and 2015.  Throughout 2016 and 2015, actual Unrestricted Retained Earnings were greater than the Bank’s Retained Earnings Sufficiency level.   As of December 31, 2016 and 2015, the Retained Earnings Sufficiency level was measured at $588.7 million and $743.2 million.

The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016	2015	2014

Retained earnings, beginning of year	$1,270,139	$1,082,771	$998,526
Net Income for the year	401,152	414,811	314,923
	1,671,291	1,497,582	1,313,449
Dividends paid in the year (a)	(259,326)	(227,443)	(230,678)

Retained earnings, end of year	$1,411,965	$1,270,139	$1,082,771

(a) Dividends are paid in arrears in the second month after quarter end. Dividends are not accrued at quarter end.

Competition

Demand for advances is affected by (among other things) the availability and cost to members of alternate sources of liquidity, including retail deposits and wholesale funding options such as brokered deposits, repurchase agreements and Federal funds.  Historically, members have grown their assets at a faster pace than retail deposits and capital creating a funding gap.  We compete with both secured and unsecured suppliers of wholesale funding to fill these potential funding gaps.  Such other suppliers of funding may include Wall Street dealers, commercial banks, regional broker-dealers and firms capitalizing on wholesale funding platforms (e.g. “CDARS,” the Certificate of Deposit Account Registry Service).  Certain members may have access to alternative wholesale funding sources such as lines of credit, wholesale CD programs, brokered CDs, deposits thru listing service, and sales of securities under agreements to repurchase.  Of these wholesale funding sources, the brokered CD market is our number one threat as members continue to increase their usage.  An emerging competitor is Deposits Thru Listing Services, which are financial institutions that charge a subscription fee to help banks gather deposits.  We have seen a gradual uptick of these wholesale deposits and thus, have added them to our Market Share Analysis and will enhance our monitoring of the service.  CDARs borrowing activity has been flat, while Repo and Federal funds have subsided compared to pre-crisis volume; we expect this trend to extend as advances and brokered CDs continue to take market share.  Large members may also have access to the national and global credit markets.  The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors.

We compete for funds raised through the issuance of unsecured debt in the national and global debt markets.  Competitors include corporate, sovereign, and supranational entities, as well as Government Sponsored Enterprises including Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks (“FFCB”).  Increases in the supply of competing debt products could, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than would otherwise be the case.  In addition, the availability and cost of funds can be adversely affected by regulatory initiatives that could reduce demand for Federal Home Loan Bank system debt.  Although the available supply of funds has historically kept pace with the liquidity needs of our members, there can be no assurance that this will continue to be the case indefinitely.

There is considerable competition among high credit quality issuers in the markets for callable debt.  The sale of callable debt and the simultaneous execution of callable derivatives that mirror the debt have been, when available, a valuable source of competitively priced funding for the FHLBNY.  Therefore, the liquidity of markets for callable debt is one of the determinants of our relative cost of funds.  There can be no assurance that the current breadth and depth of these markets will be sustained as it is heavily influenced by investor sentiment concerning rising rates and yields and availability of alternative investments.

We compete for the purchase of mortgage loans held-for-sale.  For single-family products, competition is primarily with Fannie Mae and Freddie Mac, principally on the basis of price, products, structures, and services offered.

Competition among the 11 member banks of the FHLBanks is limited.  A bank holding company with multiple banking charters may operate in more than one FHLBank.  If the member has a centralized treasury function, it is possible that there could be competition for advances.  A limited number of our member institutions are subsidiaries of financial holding companies with multiple charters and FHLBank memberships.  We do not believe, however, that the amount of advances borrowed by these entities, or the amount of capital stock held, is material in the context of its competitive environment.  Certain large member financial institutions operating in our district may borrow unsecured Federal funds from other FHLBanks.  We are permitted by regulation to purchase short-term investments from our members, but we are not permitted to allow members to borrow unsecured funds from us.

Oversight, Audits, and Examinations

The Federal Housing Finance Agency (“Finance Agency” or “FHFA”), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks.  The Housing Act created the FHFA with regulatory authority over FHLBank matters such as: board of director composition, executive compensation, risk-based capital standards and prompt corrective action enforcement provisions, membership eligibility, and low-income housing goals.  The FHFA’s mission, with respect to the FHLBanks, is to ensure that the FHLBanks operate in a safe and sound manner so that the FHLBanks serve as a reliable source of liquidity and funding for housing finance and community investment.

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

Personnel

As of December 31, 2016, we had 280 full-time and no part-time employees.  As of December 31, 2015, we had 273 full-time and no part-time employees.  The employees are not represented by a collective bargaining unit, and we consider our relationship with employees to be good.

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

We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability.  We relieve the AHP liability as members use subsidies.  In periods where our regulatory income before Affordable Housing Program is zero or less, the amount of AHP liability is equal to zero.  If the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the 11 FHLBanks.  There was no shortfall in the years ended 2016, 2015 and 2014.

ITEM 1A.                                       RISK FACTORS.

The following discussion sets forth the material risk factors that could affect the FHLBNY’s financial condition and results of operations.  Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the FHLBNY.

Regulatory Risks

The FHLBanks are governed by federal laws and regulations, which could change or be applied in a manner detrimental to FHLBNY’s operations.  The FHLBanks are government-sponsored enterprises (“GSEs”), organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations of the Finance Agency, an independent agency in the executive branch of the federal government.  From time to time, Congress has amended the FHLBank Act in ways that significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations.  New or modified legislation enacted by Congress or regulations adopted by the Finance Agency could have a negative effect on our ability to conduct business or our cost of doing business. Due to recent changes in the U.S. government administration and recent executive actions, there are additional uncertainties in the legislative and regulatory environment.

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

Loan modification programs could adversely impact the value of the FHLBNY’s mortgage-backed securities or our investment values in the MPF loans.  Federal and state government authorities, as well as private entities such as financial institutions and the servicers of residential mortgage loans, have proposed, commenced, or promoted implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures.  Loan modification programs, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of and the returns on our mortgage-backed securities or MPF loans under our Acquired Member Assets Programs.

Business Risks

A loss or change of business activities with large members could adversely affect the FHLBNY’s results of operations and financial condition.  We have a high concentration of advances with three member institutions, and a loss or change of business activities with any of these institutions could adversely affect our results of operations and financial condition.  Concentration risk for the FHLBNY is defined as the exposure to loss arising from a disproportionately large number of financial transactions with a limited number of individual customers, with a particular focus on members that have outstanding advances that account for more than 10% of advances by par value to the total par value of all advances outstanding as of a given date.   For more information about concentration, see Note 20.  Segment Information and Concentration to Financial Statements.

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

Withdrawal of one or more large members from our membership could result in a reduction of our total assets, capital, and net income.  If one or more of our large members were to prepay their advances or repay the advances as they came due and no other advances were made to replace them, it could also result in a reduction of our total assets, capital, and net income.  In prior years, we experienced significant prepayments of advances by large members.  In 2016, we also experienced prepayments due to the acquisition of a member by another member.

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

At December 31, 2016, advances borrowed by insurance companies accounted for 18.7% of total advances (17.0% at December 31, 2015).  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void FHLBNY’s claims on collateral in the event of an insurance company failure.  Even if ultimately unsuccessful, such a legal challenge could result in a delay in the liquidation of collateral and a loss of market value.  Also see Note 8 Advances to Financial Statements for more information.

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

The FHLBNY’s financial condition and results of operations could be adversely affected by FHLBNY’s exposure to credit risk.  We have exposure to credit risk in that the market value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument.  In addition, we assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty or a derivative clearing organization could default and we could suffer a loss if we could not fully recover amounts owed to us on a timely basis.  A credit loss, if material, will have an adverse effect on the FHLBNY’s financial condition and results of operations.

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.  The carrying value of our portfolio of private-label MBS was $233.4 million at December 31, 2016.  Since 2006, we have made no acquisitions of private-label MBS.  Our investments in private-label MBS are primarily backed by prime, subprime mortgage loans, and many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSROs.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our portfolio of investments in these securities.

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

We have also invested in securities issued by Housing Finance Agencies (“HFA”), which are held-to-maturity, with a carrying value of $1.1 billion as of December 31, 2016.  Generally, the cash flows on these securities are based on the performance of the underlying loans, although these securities generally do include additional credit enhancements.  At the time of purchase, the HFA securities were rated double-A (or its equivalent rating), some have since been downgraded.  Further, the fair values of some of our HFA securities have also fallen, and gross unrealized losses on these securities totaled $37.0 million at December 31, 2016.  Although we have determined that none of these securities is other-than-temporarily impaired, should the underlying loans underperform our projections, we could realize credit losses from these securities.

A rise in delinquency rates on our investments in MPF loans or related adverse trends could adversely impact our results of operation and financial condition.  As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments.  Important factors in determining this allowance are the collateral values supporting our investments in conventional mortgage loans.  The allowance of $1.6 million at December 31, 2016 may prove insufficient if macroeconomic factors worsen, housing prices fall and collateral values decline.  To the extent those risks are realized, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

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

Item 1B.                                                Unresolved Staff Comments.

Not applicable.

Item 2.                                                         Properties.

At December 31, 2016, we occupied approximately 41,000 square feet of leased office space at 101 Park Avenue, New York, New York.  We also maintain 30,000 square feet of leased office space at 30 Montgomery Street, Jersey City, New Jersey, principally as an operations center.

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

On September 21, 2016, LBHI served a disclosure calculating its damages to be $116 million, plus accrued contractual interest totaling $232 million.  On September 23, 2016, the FHLBNY filed a partial summary judgment motion seeking dismissal of LBHI’s claim that the FHLBNY violated section 562 of the Bankruptcy Code in calculating its claim, and also seeking dismissal of LBHI’s claim for contractual interest.  The parties are engaged in pre-trial discovery proceedings, and trial is currently scheduled to commence in April 2017.

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

PART II

Item 5.                                                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the capital stock of the FHLBNY is owned by our members.  Stock may also be held by former members as a result of having been acquired by a non-member institution.  We conduct our business in advances and mortgages exclusively with stockholder members and housing associates (1).  There is no established marketplace for FHLBNY stock as FHLBNY stock is not publicly traded.  It may be redeemed at par value upon request, subject to regulatory limits.  The par value of all FHLBNY stock is $100 per share.  These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended.  At December 31, 2016, we had 325 members (excluding three “captive insurance companies” who are considered to be non-members from a regulatory perspective), who held 63,077,657 shares of capital stock between them.  At December 31, 2016, former members held 314,347 shares.  At December 31, 2015, we had 329 members, who held 55,850,305 shares of capital stock between them.  At December 31, 2015, former members held 194,986 shares.  Capital stock held by former members is classified as a liability, and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.

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

(1)         Housing associates are defined as entities that (i) are approved mortgagees under Title II of the National Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity.  At December 31, 2016, we had 9 housing associates as members.  Advances made to housing associates totaled $5.6 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Dividends from a calendar quarter’s earnings are paid (a) subsequent to the end of that calendar quarter as summarized below. Dividend payments reported below are on Class B Stock, which includes payments to non-members on capital stock reported as mandatorily redeemable capital stock in the Statements of Condition. (dollars in thousands):

	2016			2015			2014
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate
November	$71,991		5.00%	$54,507		4.10%	$57,287		4.05%
August	65,437		4.75	53,294		4.10	55,693		4.05
May	61,535		4.50	55,963		4.10	53,065		3.90
February	61,572		4.65	64,499		4.60	65,604		4.75

	$260,535	(b)		$228,263	(b)		$231,649	(b)

(a)  The table above reports dividend on a paid basis and includes payments to former members as well as members.  Dividends paid to former members were $1.6 million, $0.8 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014.

(b)  Includes dividends paid to non-members; payments to non-members are classified as interest expense for accounting purposes.

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

Item 6.                                                         Selected Financial Data.

Statements of Condition	Years ended December 31,
(dollars in millions)	2016	2015	2014	2013	2012

Investments (a)	$30,939	$26,167	$25,201	$20,084	$17,459
Advances	109,257	93,874	98,797	90,765	75,888
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,747	2,524	2,129	1,928	1,843
Total assets	143,606	123,239	132,825	128,333	102,989
Deposits and borrowings	1,241	1,350	1,999	1,929	2,054
Consolidated obligations, net
Bonds	84,785	67,716	73,536	73,275	64,784
Discount notes	49,358	46,850	50,044	45,871	29,780
Total consolidated obligations	134,143	114,566	123,580	119,146	94,564
Mandatorily redeemable capital stock	31	19	19	24	23
AHP liability	125	113	114	123	135
Capital
Capital stock	6,308	5,585	5,580	5,571	4,797
Retained earnings
Unrestricted	1,029	967	863	842	798
Restricted	383	303	220	157	96
Total retained earnings	1,412	1,270	1,083	999	894
Accumulated other comprehensive loss	(96)	(136)	(137)	(84)	(199)
Total capital	7,624	6,719	6,526	6,486	5,492
Equity to asset ratio (c)	5.31%	5.45%	4.91%	5.05%	5.33%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2016	2015	2014	2013	2012

Investments (a)	$29,337	$26,944	$28,233	$27,710	$25,265
Advances	96,201	91,401	93,550	80,245	72,720
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,631	2,362	1,989	1,912	1,624
Total assets	129,260	122,155	125,632	112,780	102,821
Interest-bearing deposits and other borrowings	1,431	1,213	1,705	1,683	2,246
Consolidated obligations, net
Bonds	73,174	69,177	76,580	65,502	65,598
Discount notes	46,508	43,628	38,713	36,872	26,113
Total consolidated obligations	119,682	112,805	115,293	102,374	91,711
Mandatorily redeemable capital stock	24	19	22	24	38
AHP liability	114	107	117	124	131
Capital
Capital stock	5,712	5,299	5,530	5,054	4,634
Retained earnings
Unrestricted	977	875	840	808	752
Restricted	337	252	186	124	58
Total retained earnings	1,314	1,127	1,026	932	810
Accumulated other comprehensive loss	(181)	(149)	(108)	(149)	(200)
Total capital	6,845	6,277	6,448	5,837	5,244

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)
(except earnings and dividends per	December 31,
share, and headcount)	2016	2015	2014	2013	2012
Net income	$401	$415	$315	$305	$361
Net interest income (d)	556	554	444	421	467
Dividends paid in cash (e)	259	228	231	200	213
AHP expense	45	46	35	34	40
Return on average equity (f)(i)	5.86%	6.61%	4.88%	5.22%	6.88%
Return on average assets (i)	0.31%	0.34%	0.25%	0.27%	0.35%
Net OTTI impairment losses	—	—	—	—	(2)
Other non-interest income	7	25	6	13	33
Total other income	7	25	6	13	31
Operating expenses (g)	102	103	86	83	82
Finance Agency and Office of Finance expenses	13	14	14	13	14
Total other expenses	115	117	100	96	96
Operating expenses ratio (h)(i)	0.08%	0.08%	0.07%	0.07%	0.08%
Earnings per share	$7.02	$7.83	$5.69	$6.06	$7.78
Dividends per share	$4.73	$4.22	$4.19	$4.12	$4.63
Headcount (Full/part time)	280	273	258	258	272

(a)         Investments include trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         Allowances for credit losses were $1.6 million, $0.3 million, $4.5 million, $5.7 million and $7.0 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

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

(i)            All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.

Supplementary financial data for each quarter for the years ended December 31, 2016 and 2015 are presented below (in thousands):

	2016 (unaudited)
	4th Quarter (a)	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$398,660	$344,596	$318,359	$299,232
Interest expense	238,046	204,950	189,375	172,066

Net interest income	160,614	139,646	128,984	127,166

Provision/(Reversal) for credit losses on mortgage loans	258	236	346	1,126
Other income (loss)	8,309	3,316	152	(4,924)
Other expenses and assessments	45,899	39,381	37,150	37,715
Net other expenses	37,848	36,301	37,344	43,765
Net income	$122,766	$103,345	$91,640	$83,401

	2015 (unaudited)
	4th Quarter (a)	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$344,153	$220,790	$211,319	$221,410
Interest expense	125,372	110,772	105,055	102,316

Net interest income	218,781	110,018	106,264	119,094

(Reversal)/Provision for credit losses on mortgage loans	(10)	(12)	352	188
Other income (loss)	7,479	8,259	2,814	5,973
Other expenses and assessments	57,886	35,262	33,554	36,651
Net other expenses	50,397	26,991	31,092	30,866
Net income	$168,384	$83,027	$75,172	$88,228

Interim period — Infrequently occurring items recognized.

(a)         Fourth quarter — 2016 fourth quarter Net income benefitted from higher Net interest income, which grew in part by lower cost of funding and in part by a growing book of advance business.  Other expenses were higher in the quarter due to increase in Operating expenses; Assessments were higher due to increased funding allocated to the Affordable Housing Program (“AHP Program”) in line with higher Net income.  2015 fourth quarter Net income included $109.1 million in prepayment fees recorded as interest income from advances.  2015 fourth quarter Other expenses included a catch-up contribution for the Define Benefits pension plan, and AHP assessments were also higher in line with higher Net income.

Item 7.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives.  The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Item 1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements.  As a result, you are cautioned not to place undue reliance on such statements.  These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein.  Forward-looking statements include, among others, the following:

•                                          the Bank’s projections regarding income, retained earnings, dividend payouts, and the repurchase of excess capital stock;

•                                          the Bank’s statements related to gains and losses on derivatives, future other-than-temporary impairment charges, and future classification of securities;

•                                          the Bank’s expectations relating to future balance sheet growth;

•                                          the Bank’s targets under the Bank’s retained earnings plan; and

•                                          the Bank’s expectations regarding the size of its mortgage loan portfolio, particularly as compared to prior periods; and

•                                          the Bank’s statements related to reform legislation.

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

•                                          political events, including legislative developments that affect the Bank, its members, counterparties, and/or investors in the consolidated obligations (“COs”) of the FHLBanks;

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding our financial statements, the changes in key items in our financial statements from year to year, the primary factors driving those changes as well as how accounting principles affect our financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	18 - 19
1.1	Market Interest Rates	25
2.1	Financial Condition	31
3.1 - 3.9	Advances	33 - 37
4.1 - 4.12	Investments	38 - 43
5.1 - 5.6	Mortgage Loans	44 - 46
6.1 - 6.10	Consolidated Obligations	47 - 50
6.11	FHLBNY Ratings	50
7.1 - 7.3	Capital	51
8.1 - 8.8	Derivatives	52 - 57
9.1 - 9.3	Liquidity	57 - 58
9.4	Short Term Debt	59
9.5 - 9.7	Unpledged Asset Requirements, FHFA MBS Limits, and Core Mission Achievement	60 - 61
10.1 - 10.16	Results of Operations	62 - 77
11.1	Assessments	78

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

Financial performance of the Federal Home Loan Bank of New York

	December 31,			Net change in dollar amount
(Dollars in millions, except per share data)	2016	2015	2014	2016	2015

Net interest income before provision for credit losses	$556	$554	$444	$2	$110
Provision/(Reversal) for credit losses on mortgage loans	2	—	(1)	2	1
Other non-interest income	7	25	6	(18)	19
Operating expenses	33	30	27	3	3
Compensation and benefits	69	73	59	(4)	14
Net income	$401	$415	$315	$(14)	$100
Earnings per share	$7.02	$7.83	$5.69	$(0.81)	$2.14
Dividend per share	$4.73	$4.22	$4.19	$0.51	$0.03

2016 Highlights

Net Income — Net income for the twelve months ended December 31, 2016 was $401.2 million, and decreased by $13.7 million, or 3.3%, compared to the year-to-date period in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — Net interest income was $556.4 million in the current year, an increase of $2.3 million, or 0.4%, from the prior year.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 40 basis points in 2016, a slight decrease from 43 basis points in 2015.

In 2016, our LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Our overnight investments in the federal funds and the overnight repurchase agreements benefited from rising yields in the overnight markets.  While our funding costs were also higher in line with the rising rate environment, however, on a relative basis our cost of funding in 2016 benefited from favorable investor demand for Consolidated obligation discount notes and floating-rate bonds.  Strong money market fund investor demand enabled us to issue discount notes and shorter-term floating-rate bonds at favorable sub-LIBOR spreads or at relatively lower yields than would be possible otherwise.

Other Income (Loss) — Other Income/(loss) reported a gain of $6.9 million in the current year, compared to a gain of $24.5 million in the prior year.  Other Income comprised of Service fees, net gains and losses from Derivatives and hedging activities, net fair value gains and losses recorded on instruments elected under the Fair Value Option, and charges from early extinguishment of the FHLBank debt.

•                  Service fees and other, primarily correspondent banking fees and fee revenues from financial letters of credit were $13.8 million in the current year, compared to $12.1 million in the prior year.

•                  Financial instruments carried at fair values reported a net valuation loss of $1.9 million in the current year, compared to a net gain of $9.9 million in the prior year.

•                  Derivative and hedging activities reported a net loss of $1.7 million in the current year, compared to a net gain of $12.6 million in the prior year.

•                  Debt repurchases and transfers in the current year reported a $3.6 million charge to earnings, compared to a $9.8 million charge in the prior year.

Other Expenses were $115.4 million in 2016, compared to $117.2 million in the prior year.

•                  Operating expenses were $33.4 million in the current year, up from $29.8 million in the prior year.

•                  Compensation and benefits expenses were $69.1 million in the current year, down from $73.6 million in the prior year.

•                  Allocated expenses for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $12.9 million in the current year, compared to $13.7 million in the prior year.

Affordable Housing Program assessments allocated from net income were $44.8 million in the current year, compared to $46.2 million in the prior year.

Dividend payments — Four quarterly cash dividends were paid that in aggregate was $4.73 per share of capital in 2016, compared to $4.22 per share of capital in 2015 and $4.19 in 2014.

Financial Condition — December 31, 2016 compared to December 31, 2015

Total assets increased to $143.6 billion at December 31, 2016 from $123.2 billion at December 31, 2015, an increase of $20.4 billion, or 16.5%.  Advances to members increased to $109.3 billion at December 31, 2016 from $93.9 billion at December 31, 2015, an increase of $15.4 billion, or 16.4%.

Advances — Par balances increased at December 31, 2016 to $109.2 billion, compared to $93.5 billion at December 31, 2015.  ARC advances, which are adjustable-rate borrowings, grew by 60.9% to $42.7 billion.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 2%, is our investment profile.

In the AFS portfolio, long-term investments at December 31, 2016 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $656.1 million, compared to $957.3 million at December 31, 2015.  The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, which were classified as AFS; funds were carried on the balance sheet at fair values of $41.7 million at December 31, 2016 and $32.9 million at December 31, 2015.

In the HTM portfolio, long-term investments at December 31, 2016 were GSE-issued fixed- and floating-rate mortgage-backed securities, and housing finance agency bonds.  Carrying values of HTM securities are reported at amortized cost adjusted for credit and non-credit OTTI.  MBS were carried at $15.0 billion at December 31, 2016 and $13.1 billion at December 31, 2015.  Private-label issued MBS were less than 2.0% of the HTM portfolio of mortgage-backed securities at December 31, 2016 and December 31, 2015.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at December 31, 2016 and $825.1 million at December 31, 2015.

Short-term and Overnight investments - Money Market investments at December 31, 2016 were $6.7 billion in federal funds sold and $7.2 billion in overnight resale agreements.  Money Market investments at December 31, 2015 were $7.2 billion in federal funds and $4.0 billion in overnight resale agreements.

Trading securities (Securities liquidity portfolio) — In December 2016, Management approved a trading portfolio to meet short-term contingency liquidity needs.  We invested in highly liquid U.S. Treasury and GSE issued securities, which were carried at a fair value of $131.2 million at December 31, 2016.  We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent by liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.7 billion at December 31, 2016, up a little from the balance at December 31, 2015.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Capital ratios — Our capital position remains strong.  At December 31, 2016, actual risk-based capital was $7.8 billion, compared to required risk-based capital of $747.9 million.

Liquidity and Debt — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.  In addition to the trading portfolio maintained for liquidity, liquid assets at December 31, 2016 included $60.9 million as demand cash balances at the FRBNY, $90.4 million as compensating cash balances at Citibank that could be withdrawn at short notice, $13.8 billion in short-term and overnight loans in the federal funds and the repo markets, and $0.8 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — We project 2017 Net income to be a little higher than earned in 2016.  We expect the favorable funding condition to continue through 2017, specifically for consolidated obligation discount notes and short and intermediate-term consolidated obligation floating-rate bonds.

Advances — We project continued strong demand from our membership and project a stable book of advance business through 2017.  The pace of balance sheet growth in 2016 was primarily driven by the borrowing activities of a few large members.  We cannot predict if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity in 2017.  At December 31, 2016, three members’ advance borrowings exceeded 10.0% of total advances outstanding — Citibank, N.A. 30.7%  (15.8% at December 31, 2015), Metropolitan Life Insurance Company 13.2%  (13.4% at December 31, 2015), and New York Community Bank/New York Commercial Bank 10.7% (14.4% at December 31, 2015).

We expect continued demand for variable-rate advances and short-term fixed-rate advances.  We expect limited demand for large, intermediate and long-term advances because many members have adequate liquidity.  Member banks are also likely to develop liquidity strategies to address regulatory liquidity frameworks, and those strategies may lead certain member banks to prepay advances ahead of their maturities.  Because of the complex interactions among a number of factors driving large banking institutions to address regulatory liquidity guidance, we are unable to predict future trends particularly with respect to borrowings by our larger members.  When advances are prepaid, we receive prepayment penalty fees to make us economically whole, and the FHLBNY’s earnings may not be adversely impacted in the periods when prepayments occur, but may impact revenue streams in future periods.

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

Other Developments

Commonwealth of Puerto Rico — Our district is comprised of the states of New Jersey and New York, as well as the Commonwealth of Puerto Rico and the U.S. Virgin Islands.  With respect to the Puerto Rico government debt crisis, we do not own any debt issued by the government of Puerto Rico or its agencies.  In addition, lending to all Bank customers, including our Puerto Rico customers, is made on a secured basis.  In this regard, we note that lending to Puerto Rico-based members was immaterial, compared to total outstanding advances as of December 31, 2016.  Based on the foregoing, we do not expect the financial condition of the government of Puerto Rico to have a material impact on the Bank’s credit or business activities.

Trends in the Financial Markets

Conditions in Financial Markets.  The primary external factors that affect net interest income are market interest rates and the general state of the economy.  The following table presents changes in key rates over the course of 2016 and 2015 (rates in percent):

Table 1.1:                                       Market Interest Rates

	December 31,
	2016	2015	2016	2015
	Average	Average	Ending Rate	Ending Rate
Federal Funds Target Rate (a)	0.51%	0.26%	0.75%	0.50%
Federal Funds Effective Rate (b)	0.39	0.13	0.55	0.20
3-Month LIBOR (a)	0.74	0.32	1.00	0.61
2-Year U.S.Treasury (a)	0.83	0.69	1.20	1.06
5-Year U.S.Treasury (a)	1.33	1.53	1.93	1.76
10-Year U.S.Treasury (a)	1.84	2.14	2.45	2.27
15-Year Residential Mortgage Note Rate (a)	2.81	3.00	3.24	3.13
30-Year Residential Mortgage Note Rate (a)	3.64	3.90	4.06	3.90

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

Valuation of Financial Instruments — The following summarizes the valuation techniques for our significant assets and liabilities.  (For more information about fair values of other assets and liabilities, see financial statements, Note 17. Fair Values of Financial Instruments):

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

For additional discussion regarding FHLBank impairment and pricing policies for mortgage-backed securities, see financial statements, Note 1. Significant Accounting Policies and Estimates.  For more information about credit losses due to OTTI, also see Note 7. Held-to-Maturity Securities.

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

Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis, we have concluded that bond insurer Assured Guaranty Municipal Corp., can be relied upon for cash flow support for the life of the insured bond.  For MBIA Insurance Corp (“MBIA”), financial guarantee is at risk. However, based on financial resources and near term liquidity issues, no financial guarantees are assumed in 2017.  For Ambac Assurance Corp (“AMBAC”), the reliance period is 45% of the shortfall through December 31, 2020.

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

Advances — No provisions for credit losses were necessary.  We have policies and procedures in place to manage our credit risk effectively.  Outlined below are the underlying factors that we use for evaluating our exposure to credit loss.

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

We are required by Finance Agency regulations to obtain sufficient collateral on advances to protect against losses, and to accept only certain kinds of collateral on its advances, such as U.S. government or government-agency securities, residential mortgage loans, deposits, and other real estate related assets.  We have never experienced a credit loss on an advance.  Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management at December 31, 2016, 2015 and 2014.  At those dates, we had the rights to collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

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

For additional discussion regarding underwriting standards, including collateral held to support advances, see Tables 3.3 and 3.4 and accompanying discussions in this MD&A.

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

We assign a mortgage loan a non-accrual status when the collection of the contractual principal or interest is 90 days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  For additional discussion regarding underwriting standards, allowances for credit losses and credit quality metrics, see financial statements, Note 9. Mortgage Loans Held-for-portfolio.  Also, see Tables 5.1 to 5.6 and accompanying discussions in this MD&A.

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

For more information, see financial statements, Note 1. Significant Accounting Policies and Estimates, and Note 16. Derivatives and Hedging Activities.

Legislative and Regulatory Developments

FHFA Final Rule on Acquired Member Assets. On December 19, 2016, the FHFA published the final Acquired Member Assets (AMA) rule, which governs a FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The final rule, effective January 18, 2017, has, among other things:

•                  expanded the types of assets that will qualify as AMA to include mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and certificates representing interests in whole loans under certain conditions;

•                  enhanced the credit risk sharing requirement by allowing a FHLBank to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. The assets delivered must now be credit enhanced by the member up to the FHLBank determined “AMA investment grade” instead of a specific NRSRO rating; and

•                  retained the option to allow a member to meet its credit enhancement obligation by purchasing loan level supplemental mortgage insurance (SMI) or pool level insurance once a FHLBank has established standards for qualified insurers.

The Bank does not anticipate that the final rule will have a negative impact on the volume of AMA loan assets or on our costs of operation.

FHFA Final Rule on New Business Activities.  On December 19, 2016, the FHFA issued a final rule effective January 18, 2017, that, among other things, reduces the scope of new business activities (NBAs) for which a FHLBank must seek approval from the FHFA. In addition, the final rule establishes certain timelines for FHFA review and approval of NBA notices. The final rule also clarifies the protocol for FHFA review of NBAs. Under the final rule, acceptance of new types of legally permissible collateral by the FHLBanks would not constitute a new business activity or require approval from the FHFA prior to acceptance. Instead, the FHFA would review new collateral types as part of the annual exam process.

The Bank does not anticipate that the final rule will materially impact the Bank.

FHFA Proposed Rule on Minority and Women Inclusion. On October 27, 2016, the FHFA proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion.  These proposed amendments update existing FHFA regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all Bank business and activities, including management, employment and contracting.

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

•                  require the FHLBanks to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•                  require the FHLBanks to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through capital market transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers.

The Bank submitted a joint comment letter with the other FHLBanks and the Office of Finance on December 27, 2016, which primarily related to the proposed rule’s enhanced reporting and contract requirements. The proposed rule, if adopted, may substantially increase the amount of tracking, monitoring, and reporting that would be required of each FHLBank.

FHFA Proposed Rule on FHLB Membership for Non-Federally-Insured Credit Unions. On September 28, 2016, the FHFA proposed amendments to regulations governing FHLBank membership that would implement statutory amendments to the Federal Home Loan Bank Act (the “Bank Act”) authorizing FHLBanks to accept applications for membership from state-chartered credit unions without federal share insurance, provided that certain prerequisites have been met. The new rule, if adopted, would generally treat these credit unions the same as other depository institutions with an additional requirement that they obtain an affirmative statement from their state regulator that they meet the requirements for federal insurance as of the date of their application for FHLBank membership; a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for federal insurance;  or if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

The Bank is continuing to assess the impact of the proposed rule, but does not anticipate that, if adopted, it would materially impact the Bank.

FHFA Proposed Rule on Indemnification Payments. On September 20, 2016, the FHFA issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by a FHLBank or the Office of Finance to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the FHFA is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action instituted by the FHFA are only permitted if they relate to:

•                  premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the FHFA or a civil money penalty;

•                  expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•                  amounts due under an indemnification agreement entered into on or prior to September 20, 2016.

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the FHFA.

The Bank submitted a joint comment letter with the other FHLBanks and the Office of Finance on the proposed rule on December 21, 2016. The Bank is continuing to assess the effect the proposed rule but does not anticipate that, if adopted, it would materially affect the Bank.

Financial Condition

Table 2.1:                                       Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	December 31, 2016	December 31, 2015	dollar amount	percentage
Assets
Cash and due from banks	$151,769	$327,482	$(175,713)	(53.66)%
Securities purchased under agreements to resell	7,150,000	4,000,000	3,150,000	78.75
Federal funds sold	6,683,000	7,245,000	(562,000)	(7.76)
Trading securities	131,151	—	131,151	NM
Available-for-sale securities	697,812	990,129	(292,317)	(29.52)
Held-to-maturity securities	16,022,293	13,932,372	2,089,921	15.00
Advances	109,256,625	93,874,211	15,382,414	16.39
Mortgage loans held-for-portfolio	2,746,559	2,524,285	222,274	8.81
Loans to other FHLBanks	255,000	—	255,000	NM
Derivative assets	328,875	181,676	147,199	81.02
Other assets	183,198	163,476	19,722	12.06

Total assets	$143,606,282	$123,238,631	$20,367,651	16.53%

Liabilities
Deposits
Interest-bearing demand	$1,183,468	$1,308,923	$(125,455)	(9.58)%
Non-interest-bearing demand	22,281	15,493	6,788	43.81
Term	35,000	26,000	9,000	34.62
Total deposits	1,240,749	1,350,416	(109,667)	(8.12)

Consolidated obligations
Bonds	84,784,664	67,715,952	17,068,712	25.21
Discount notes	49,357,894	46,849,868	2,508,026	5.35
Total consolidated obligations	134,142,558	114,565,820	19,576,738	17.09

Mandatorily redeemable capital stock	31,435	19,499	11,936	61.21

Derivative liabilities	144,985	210,113	(65,128)	(31.00)
Other liabilities	422,474	373,301	49,173	13.17
Total liabilities	135,982,201	116,519,149	19,463,052	16.70
Capital	7,624,081	6,719,482	904,599	13.46
Total liabilities and capital	$143,606,282	$123,238,631	$20,367,651	16.53%

NM — Not meaningful.

Balance Sheet overview December 31, 2016 compared to December 31, 2015

Total assets increased to $143.6 billion at December 31, 2016 from $123.2 billion at December 31, 2015, an increase of $20.4 billion, or 16.5%.  Advances to members increased to $109.3 billion at December 31, 2016 from $93.9 billion at December 31, 2015, an increase of $15.4 billion, or 16.4%.

Cash at banks was $151.8 million at December 31, 2016, compared to $327.5 million at December 31, 2015.  The cash balance at December 31, 2016, included $90.4 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes, and the remaining liquidity was at the Federal Reserve Bank of New York (“FRBNY”).

Money Market investments at December 31, 2016 were $6.7 billion in federal funds sold and $7.2 billion in overnight resale agreements.  Money Market investments at December 31, 2015 were $7.2 billion in federal funds and $4.0 billion in overnight resale agreements.  In years prior to those in this Form 10-K, opportunities for investing in short-term assets and meeting our risk/reward preferences were limited, with a tradeoff between maintaining liquidity at the FRBNY or investing at the prevailing low overnight rates at financial institutions.  Market yields for overnight investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.  Additionally, with the success of the tri-party repo infrastructure reform efforts in the repo markets, the FHLBNY has leveraged the infrastructure, and specifically has utilized the Bank of New York (“BONY”) as its tri-party custodian bank to transact in a streamlined process for exchanging “repo cash” for securities collateral.  We are also eligible to engage in the FRBNY’s reverse repurchase transactions (“RRP”).  At December 31, 2016, overnight investments in the securities purchased under agreements to resell included $6.3 billion in the RRP program with BONY as the custodian.  With these processes in place at the FHLBNY, we are better positioned to manage our liquidity practices, from a risk/reward perspective, and earn higher income from investing excess liquidity.

Advances — Par balances increased at December 31, 2016 to $109.2 billion, compared to $93.5 billion at December 31, 2015.  ARC advances, which are adjustable-rate borrowings, grew by 60.9% to $42.7 billion.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 2%, is our investment profile.

In the AFS portfolio, long-term investments at December 31, 2016 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $656.1 million, compared to $957.3 million at December 31, 2015.

The FHLBNY owns a grantor trust that invests in highly-liquid registered mutual funds, which were classified as AFS; funds were carried on the balance sheet at fair values of $41.7 million at December 31, 2016 and $32.9 million at December 31, 2015.

In the HTM portfolio, long-term investments at December 31, 2016 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities, and housing finance agency bonds.  Carrying values of HTM securities are reported at amortized cost adjusted for credit and non-credit OTTI.  MBS were carried at $15.0 billion at December 31, 2016 and $13.1 billion at December 31, 2015.  Private-label issued MBS were less than 2.0% of the HTM portfolio of mortgage-backed securities at December 31, 2016 and December 31, 2015.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at December 31, 2016 and $825.1 million at December 31, 2015.

Trading securities (Securities liquidity portfolio) — In December 2016, Management approved a trading portfolio to meet short-term contingency liquidity needs.  We invested in highly liquid U.S. Treasury and GSE issued securities, which were carried at a fair value of $131.2 million at December 31, 2016.    We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent by liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.7 billion at December 31, 2016, up a little from the balance at December 31, 2015.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in 2016 were $330.7 million, compared to $270.6 million in the prior year.  Acquisitions in 2016 were $564.1 million, compared to $675.0 million in the prior year.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

Stress test results — Pursuant to the Dodd-Frank Act, the FHFA, regulator of the Federal Home Loan Banks (FHLBanks), has adopted supervisory stress tests for the FHLBanks.  The FHFA requires the annual stress testing for the FHLBanks based on the FHFA’s scenarios, summary instructions and guidance.  The tests are designed to determine whether the FHLBanks have the capital to absorb losses as a result of adverse economic conditions.  The FHFA rules require that the FHLBanks take the results of the annual stress test into account in making any changes, as appropriate, to its capital structure (including the level and composition of capital); its exposure, concentration, and risk positions; any plans for recovery and resolution; and to improve overall risk management.  Consultation with FHFA supervisory staff is expected in making such improvements.  In accordance with these rules, the FHLBNY executed its third annual stress test, and publicly disclosed the stress test results on November 17, 2016 by posting on our website (www.fhlbny.com).

The stress test results in all scenarios, including the scenario run under the FHFA’s severely adverse economic scenario, demonstrated capital adequacy.

Capital ratios — Our capital position remains strong.  At December 31, 2016, actual risk-based capital was $7.8 billion, compared to required risk-based capital of $747.9 million.  To support $143.6 billion of total assets at December 31, 2016, the required minimum regulatory risk-based capital was $5.7 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.8 billion, exceeding required capital by $2.1 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 13.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At December 31, 2016, balance sheet leverage (based on U.S. GAAP) was 18.8 times shareholders’ equity, compared to 18.3 times at December 31, 2015.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at December 31, 2016 included $60.9 million as demand cash balances at the FRBNY, $90.4 million as compensating cash balances at Citibank that could be withdrawn at short notice, $13.8 billion in short-term and overnight loans in the federal funds and the repo markets, and $0.8 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  In December 2016, we established a trading portfolio with the primary objective of increasing our liquidity.  The trading portfolio is invested in highly-liquid U.S. Treasury bonds and GSE issued securities.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the 2016 fourth quarter was $26.3 billion, well in excess of the required $2.4 billion.

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

The increase in amounts outstanding at December 31, 2016, relative to December 31, 2015 has been largely driven by growth of adjustable-rate advances.

Table 3.1:                                       Advance Trends

Advance Trends

Member demand for advance products

Par amount of advances outstanding was $109.2 billion at December 31, 2016, compared to $93.5 billion at December 31, 2015.  Carrying value of advances outstanding at December 31, 2016 was $109.3 billion, compared to $93.9 billion at December 31, 2015.  Carrying values included unrealized net fair value hedging basis adjustments and full fair values of advances elected under the FVO.  For advances hedged under a qualifying hedging rule, a net fair value basis adjustment gain of $2.0 million was recorded at December 31, 2016 and $336.5 million at December 31, 2015.  The basis adjustments are computed based on changes in the LIBOR benchmark rate and amortization of previously recorded basis on advances that had been de-designated in hedge relationships.  For advances elected under the fair value option (“FVO”) net unrealized valuation gains were $13.7 million at December 31, 2016 and $0.3 million at December 31, 2015.  The valuation gains included accrued interest receivable.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 3.2:                                       Advances by Product Type

	December 31, 2016		December 31, 2015
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$42,716,370	39.10%	$26,547,890	28.38%
Fixed Rate Advances	46,180,158	42.28	45,857,975	49.03
Short-Term Advances	10,831,782	9.92	11,617,757	12.42
Mortgage Matched Advances	407,731	0.37	490,716	0.52
Overnight & Line of Credit (OLOC) Advances	2,962,224	2.71	3,738,527	4.00
All other categories	6,142,727	5.62	5,284,544	5.65

Total par value	109,240,992	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments	1,980		336,489
Fair value option valuation adjustments and accrued interest	13,653		313

Total	$109,256,625		$93,874,211

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

Fixed-rate Advances — Medium and long-term fixed-rate advances, comprising putable and non-putable advances, remain the largest category of advances.  Fixed-rate advances are offered in maturities of one year or longer.  Member demand for fixed-rate advances has remained steady through the four quarters of 2016, with maturing advances replaced by new borrowings.  We believe that members still remain uncertain about locking into long-term advances, perhaps because of unfavorable pricing of longer-term advances, an uncertain outlook on the direction and timing of interest rate changes, or lukewarm demand from members’ customer base for longer-term fixed-rate loans.

Fixed-rate advances include advances with a “put” option feature (“putable advance”).  Putable advances were $2.5 billion at December 31, 2016, compared to $3.7 billion at December 31, 2015.  Historically, in years prior to periods in this report, fixed-rate putable advances had been more competitively priced relative to fixed-rate “bullet” advances (without put option) because the “put” feature (that we have purchased from the member) reduces the coupon on the advance.  The price advantage of a putable advance increases with the number of puts sold and the length of the term of a putable advance.  With a putable advance, we have the right to exercise the put option and terminate the advance at predetermined exercise date(s).  We would normally exercise this option when interest rates rise, and the borrower may then apply for a new advance at the then-prevailing coupon and terms.  In the present interest rate environment, the price advantage has not been significant and member demand was weak.

Short-term Advances — Member demand for short-term fixed-rate advances was steady during the last three  quarters of 2016 after a decline in the first quarter.  Outstanding balances were $10.8 billion at December 31, 2016 after a decline to $7.8 billion at March 31, 2016, compared to $11.6 billion at December 31, 2015.  Short term advances are fixed-rate advances with original maturities of one year or less.

Overnight Advances — Overnight advance balances were $3.0 billion at December 31, 2016, compared to $3.7 billion at December 31, 2015.  Fluctuations in demand reflect the seasonal needs of certain member banks for their short-term liquidity requirements.  Some large members also use overnight advances to adjust their balance sheet in line with their own leverage targets.  The overnight advances program gives members a short-term, flexible, readily accessible revolving line of credit for immediate liquidity needs.  Overnight advances mature on the next business day, at which time the advance is repaid.

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

The following table summarizes pledged collateral at December 31, 2016 and 2015 (in thousands):

Table 3.3:                                       Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Mortgage Loans (d)	Securities and Deposits (d)	Total (d)
December 31, 2016	$109,240,992	$12,900,453	$122,141,445	$268,726,098	$36,011,798	$304,737,896
December 31, 2015	$93,537,409	$12,582,175	$106,119,584	$249,429,210	$32,928,754	$282,357,964

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

The following table shows the breakdown of collateral pledged by members between those that were specifically listed and those in the physical possession of the FHLBNY or that of its safekeeping agent (in thousands):

Table 3.4:                                       Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Collateral Pledged for AHP (a)	Total Collateral Received (b)
December 31, 2016	$38,416,691	$266,321,205	$—	$304,737,896
December 31, 2015	$36,745,986	$245,675,561	$63,583	$282,357,964

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

(b)         The Total Collateral Received excludes Collateral Pledged for AHP.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 3.5:                                       Advances by Interest-Rate Payment Terms

	December 31, 2016		December 31, 2015
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$66,458,757	60.84%	$66,951,089	71.57%
Variable-rate (b)	42,774,847	39.15	26,580,320	28.42
Variable-rate capped or floored (c)	6,000	0.01	6,000	0.01
Overdrawn demand deposit accounts	1,388	—	—	—
Total par value	109,240,992	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments	1,980		336,489
Fair value option valuation adjustments and accrued interest	13,653		313

Total	$109,256,625		$93,874,211

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The presentation above includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at December 31, 2016, with only 3.9% of advances in the remaining maturity bucket of greater than 5 years (4.4% at December 31, 2015).

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 3.6:                                       Advances by Maturity and Yield Type

	December 31, 2016		December 31, 2015
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$30,023,712	27.49%	$28,844,057	30.84%
Due after one year	36,435,045	33.35	38,107,032	40.74
Total Fixed-rate	66,458,757	60.84	66,951,089	71.58

Variable-rate
Due in one year or less	20,238,586	18.52	8,164,490	8.73
Due after one year	22,543,649	20.64	18,421,830	19.69
Total Variable-rate	42,782,235	39.16	26,586,320	28.42
Total par value	109,240,992	100.00%	93,537,409	100.00%

Hedge valuation basis adjustments (a)	1,980		336,489
Fair value option valuation adjustments and accrued interest (b)	13,653		313
Total	$109,256,625		$93,874,211

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

(a)         Hedging valuation basis adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances.  The application of this accounting methodology resulted in the recognition of unrealized hedge valuation gains at December 31, 2016 and December 31, 2015 (See Table 3.6 above).  Hedging valuation basis adjustments resulted in a net gain of $2.0 million at December 31, 2016, and $336.5 million at December 31, 2015.  Fair value basis adjustments (gains) declined at December 31, 2016, primarily due to the rapid steepening of the swap curve.  The benchmark swap curve, which is the discounting/pricing basis for valuing hedged advances, steepened all along its term points at December 31, 2016, causing fair value basis gains to decline.  When the benchmark swap rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  Unrealized gains due to fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses on the derivatives hedging the advances, thereby achieving our hedging objectives of mitigating fair value basis risk.  For more information, see Table 10.14: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type.

(b)         FVO fair values — Valuation basis adjustments are recorded to recognize changes in the entire fair values of advances elected under the FVO, including accrued interest payable.  The discounting basis for computing fair values of FVO advances is the Advance pricing curve, which is primarily derived from the FHLBNY’s cost of funds (yields paid on consolidated obligation debt).  Fair value basis of a FVO advance reflect changes in the term structure and shape of the Advance pricing curve at the measurement dates, and includes accrued interest receivable.

Valuation adjustments and interest accrued receivable together reported net increases (a gain) in the basis of advances of $13.7 million at December 31, 2016 and $0.3 million at December 31, 2015.  Accrued interest was $7.9 million at December 31, 2016 and $4.8 million at December 31, 2015.  Valuation adjustments, excluding accrued interest, were not significant relative to the par amounts of the FVO advance.  Advances elected under the FVO were either variable rate LIBOR indexed advances, which re-priced frequently to market indices, or fixed-rate medium- term, and valuation basis remained near to par.  The increase in fair value basis at December 31, 2016 was primarily due to the increase in the forward LIBOR yield curve, which is the index on the variable-rate ARCs.  The notional amount of the FVO advance portfolio was $9.9 billion at December 31, 2016, compared to $9.5 billion at December 31, 2015. We have elected the FVO on an instrument-by-instrument basis.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Option Disclosures in Note 17.  Fair Values of Financial Instruments.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.  The following table summarizes hedged advances by type of option feature (in thousands):

Table 3.7:                                       Hedged Advances by Type

Par Amount	December 31, 2016	December 31, 2015
Qualifying Hedges
Fixed-rate bullets (a)	$38,554,066	$39,671,761
Fixed-rate putable (b)	2,497,850	3,583,600
Fixed-rate callable	5,000	—
Fixed-rate with embedded cap	180,075	180,075
Total Qualifying Hedges	$41,236,991	$43,435,436

Aggregate par amount of advances hedged (c)	$41,334,436	$43,444,011
Fair value basis (Qualifying hedging adjustments)	$1,980	$336,489

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

(c)          Except for an insignificant amount of derivatives that were designated as economic hedges of advances, long-term fixed-rate advances were in a qualifying hedging relationship.

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

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 3.8:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	December 31, 2016	December 31, 2015
Advances designated under FVO (a)	$9,859,504	$9,532,240

(a)         Notional amounts of advances elected under the FVO have increased somewhat as maturing FVO ARC advances were replaced by new FVO designated advances; additionally, new advances were designated as FVO.  FVO advances at December 31, 2016, in the main, were Adjustable Rate Credit (“ARCs”) $9.4 billion; and Fixed-rate, $0.5 billion.  At December 31, 2015, FVO ARCs were $5.8 billion; Fixed-rate, $3.7 billion.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (par amounts in thousands):

Table 3.9:                                       Putable and Callable Advances

	Advances
Par Amount	December 31, 2016	December 31, 2015
Putable/callable	$2,517,100	$3,583,600
No-longer putable/callable	$1,088,000	$1,574,500

Member demand has been weak for putable advances, which are typically medium- and long-term.

Investments

We maintain long-term investment portfolios, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (hereinafter referred to as “GSE-issued”).  Investments include a small portfolio of MBS issued by private enterprises, and bonds issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity resources, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings. In December 2016 Management approved a trading portfolio, the purpose of which was to augment our liquidity needs.  Investments in the trading portfolio at December 31, 2016 were U.S. Treasury securities and GSE issued securities that were carried at their fair values.  The Finance Agency prohibits speculative investments, but allows the designation of a trading portfolio for liquidity purposes.  We may dispose such investments if liquidity needs are met and market conditions deem the sale as advantageous.

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

The following table summarizes changes in investments by categories: Trading securities, Held-to-maturity securities, Available-for-sale securities, and money market investments (Carrying values in thousands):

Table 4.1:                                       Investments by Categories

	December 31,	December 31,	Dollar	Percentage
	2016	2015	Variance	Variance

State and local housing finance agency obligations (a)	$1,063,500	$825,050	$238,450	28.90%
Trading securities (b)	131,151	—	131,151	NM
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	656,094	957,256	(301,162)	(31.46)
Held-to-maturity securities, at carrying value (c)	14,958,793	13,107,322	1,851,471	14.13
Total securities	16,809,538	14,889,628	1,919,910	12.89

Grantor trust (d)	41,718	32,873	8,845	26.91
Securities purchased under agreements to resell	7,150,000	4,000,000	3,150,000	78.75
Federal funds sold	6,683,000	7,245,000	(562,000)	(7.76)

Total investments	$30,684,256	$26,167,501	$4,516,755	17.26%

(a)	State and local housing finance agency bonds — Bonds are classified as HTM and are carried at amortized cost. Acquisitions of $269.0 million were made in 2016.
(b)	U.S. Treasury securities and GSE securities. Trading portfolio is for liquidity and not for speculative purposes.
(c)	Mortgage-backed securities classified as AFS — No acquisitions were made in 2016. AFS securities outstanding are GSE issued floating-rate MBS carried at fair value.

Mortgage-backed securities classified as HTM — $3.8 billion of GSE-issued MBS were acquired in 2016 and designated as HTM. Approximately 98.0% of HTM mortgage-backed securities are GSE issued securities.

(d)

The grantor trust is classified as AFS. Additional financing of $8.1 million was made to the grantor trust in 2016. Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The fund is owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefits Equalization Pension plan. For more information about the pension plan, see financial statements, Note 15. Employee Retirement Plans.

NM  — Not meaningful.

Long-Term Investment Securities

Acquisition pricing of GSE-issued MBS has remained largely unfavorable, and purchases were made only when pricing justified our risk/reward criteria.  Unpaid principal balances of investments in MBS (Investment portfolios of held-to-maturity and available-for-sale securities) were in aggregate $15.6 billion at December 31, 2016, an increase of $1.5 billion (net of paydowns), compared to December 31, 2015.  By policy, we acquire only GSE-issued RMBS and CMBS.

The long-term investment securities at December 31, 2016 comprised of a portfolio of GSE-issued MBS, a small portfolio of vintage private label MBS, and a small portfolio of housing finance agency bonds, as summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $656.1 million at December 31, 2016, compared to $957.3 million at December 31, 2015.  Unpaid principal balances decreased by $295.5 million in 2016.  No acquisitions were designated to the AFS portfolio in the period; we sold $116.4 million at a small gain in 2016.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at December 31, 2016 and December 31, 2015.  The AFS securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  The risk arising from the capped floating-rate MBS in our portfolios of available-for-sale and held-to-maturity securities is economically hedged by $2.7 billion notional amounts of interest rate caps.  For more information about the interest rate caps, see financial statements, Note 16.  Derivatives and Hedging Activities, and Table 8.4 Derivative Hedging Strategies — Balance Sheet and Intermediation in this MD&A.  No AFS securities were determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6.  Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of portfolios of GSE issued fixed and floating-rate MBS, and a small portfolio of Private label MBS (98.0% were GSE-issued; 2.0%, PLMBS).  Securities classified as HTM are carried at amortized cost less adjustments for credit and non-credit OTTI losses and OTTI recoveries.  Unpaid principal balance of fixed-rate MBS was $7.3 billion at December 31, 2016 and December 31, 2015.  Acquisitions totaling $509.9 million (par amounts) were designated to the fixed-rate portfolio in 2016; paydowns were $495.0 million.  Unpaid principal balance of floating-rate MBS was $7.7 billion at December 31, 2016 and $5.9 billion at December 31, 2015.  In 2016, we acquired $3.3 billion of floating-rate securities, ahead of $1.4 billion in paydowns.  HTM floating-rate securities are typically indexed to the 1-month LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  As discussed in the previous bullet, the risk arising from capped AFS and HTM floating-rate securities is economically hedged by the purchased interest rate caps.  For more information about HTM securities, see financial statements, Note 7.  Held-to-Maturity Securities.

•                  Housing finance agency bonds (“HFA bonds”), all designated as HTM, were carried at amortized cost basis of $1.1 billion and $825.1 million at December 31, 2016 and December 31, 2015.  We acquired $269.0 million of HFA bonds in 2016.  HFA bonds are primarily floating rate instruments indexed to LIBOR.  No HFA bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 4.2:                                       Investment Securities Issuer Concentration

	December 31, 2016			December 31, 2015
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,144,656	$5,156,990	67.48%	$5,356,075	$5,401,014	79.71%
Freddie Mac	10,200,222	10,294,017	133.79	8,377,753	8,492,476	124.68
Ginnie Mae	36,630	36,755	0.48	48,584	48,887	0.72
All Others - PLMBS	233,379	288,620	3.06	282,166	346,327	4.20
Non-MBS (b)	1,105,218	1,068,401	14.50	857,923	815,647	12.77

Total Investment Securities	$16,720,105	$16,844,783	219.31%	$14,922,501	$15,104,351	222.08%

Categorized as:

Available-for-Sale Securities	$697,812	$697,812		$990,129	$990,129

Held-to-Maturity Securities	$16,022,293	$16,146,971		$13,932,372	$14,114,222

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consists of housing finance agency bonds and a grantor trust.

(c)          Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 4.3:                                       External Rating of the Held-to-Maturity Portfolio

	December 31, 2016
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Mortgage-backed securities	$1,185	$14,729,099	$140,579	$25,805	$62,125	$14,958,793
State and local housing finance agency obligations	47,800	986,625	29,075	—	—	1,063,500

Total Long-term securities	$48,985	$15,715,724	$169,654	$25,805	$62,125	$16,022,293

	December 31, 2015
					Below
					Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Mortgage-backed securities	$1,443	$12,833,230	$168,531	$28,572	$75,546	$13,107,322
State and local housing finance agency obligations	53,000	739,590	32,460	—	—	825,050

Total Long-term securities	$54,443	$13,572,820	$200,991	$28,572	$75,546	$13,932,372

See footnotes (a) and (b) under Table 4.4

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 4.4:                                       External Rating of the Available-for-Sale Portfolio

	December 31, 2016			December 31, 2015
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$656,094	$—	$656,094	$957,256	$—	$957,256
Other - Grantor trust (c)	—	41,718	41,718	—	32,873	32,873

Total Available-for-sale securities	$656,094	$41,718	$697,812	$957,256	$32,873	$990,129

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

(c)          Highly liquid equity and bond mutual funds, carried at net asset values (NAVs) as fair values.  We added $8.1 million in additional cash financing to the trust in 2016.

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

Fair Value Levels of Investment Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at December 31, 2016 and December 31, 2015, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

For a comparison of carrying values and fair values of investment securities, see financial statements, Note 7. Held-to-Maturity Securities and Note 6. Available-for-Sale Securities.  For more information about the corroboration and other analytical procedures performed, see Note 17. Fair Values of Financial Instruments.

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amortized cost by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 4.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2016		December 31, 2015
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$101,348	3.32%	$79,921	1.60%
Due after one year through five years	4,725,921	2.52	3,305,668	2.47
Due after five years through ten years	6,602,905	1.69	5,307,509	1.92
Due after ten years	4,211,581	2.07	5,398,560	1.79

Total mortgage-backed securities	$15,641,755	2.05%	$14,091,658	2.00%

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

Cash flow analysis in the twelve months ended December 31, 2016 identified de minimis deterioration in the performance parameters of de minimis numbers of previously impaired private-label MBS.  Credit OTTI charged to earnings were de minimis.

The results of the adverse case scenario are presented next to expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates reported below (dollars in thousands):

Table 4.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of December 31, 2016
		Actual Results - Base Case Scenario			Adverse Case Scenario
				OTTI Related to			OTTI Related to
		# of Securities	UPB	Credit Loss	# of Securities	UPB	Credit Loss
RMBS	Prime	8	$13,715	$—	8	$13,715	$(31)
RMBS	Alt-A	5	3,463	—	5	3,463	(3)
HEL	Subprime	30	214,319	—	30	214,319	(109)
Manufactured Housing Loans	Subprime	2	61,301	—	2	61,301	—

Total Securities		45	$292,798	$—	45	$292,798	$(143)

		As of December 31, 2015
		Actual Results - Base Case Scenario			Adverse Case Scenario
				OTTI Related to			OTTI Related to
		# of Securities	UPB	Credit Loss	# of Securities	UPB	Credit Loss
RMBS	Prime	8	$20,974	$(116)	8	$20,974	$(172)
RMBS	Alt-A	5	4,460	—	5	4,460	(17)
HEL	Subprime	30	249,495	—	30	249,495	(3,326)
Manufactured Housing Loans	Subprime	2	76,202	—	2	76,202	—

Total Securities		45	$351,131	$(116)	45	$351,131	$(3,515)

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

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a) in thousands):

Table 4.7:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	December 31, 2016			December 31, 2015
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
RMBS
Prime	$12,336	$1,379	$13,715	$19,187	$1,787	$20,974
Alt-A	2,278	1,185	3,463	3,017	1,443	4,460
Total RMBS	14,614	2,564	17,178	22,204	3,230	25,434

Home Equity Loans
Subprime	180,938	33,381	214,319	210,282	39,213	249,495

Manufactured Housing Loans
Subprime	61,301	—	61,301	76,202	—	76,202
Total UPB of private-label MBS (b)	$256,853	$35,945	$292,798	$308,688	$42,443	$351,131

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

The following table presents additional information of the fair values and gross unrealized losses of PLMBS by year of securitization and external rating (dollars in thousands):

Table 4.8:                                       PLMBS by Year of Securitization and External Rating

	December 31, 2016
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS
Prime
2006	$5,764	$—	$—	$—	$—	$5,764	$4,921	$(383)	$4,614
2005	3,867	—	—	—	—	3,867	3,387	(1)	3,861
2004 and earlier	4,084	—	917	904	2,263	—	4,073	(63)	4,023
Total RMBS Prime	13,715	—	917	904	2,263	9,631	12,381	(447)	12,498
Alt-A
2004 and earlier	3,463	1,185	—	473	873	932	3,463	(62)	3,432
Total RMBS	17,178	1,185	917	1,377	3,136	10,563	15,844	(509)	15,930
HEL Subprime
2004 and earlier	214,319	—	5,206	77,915	29,140	102,058	186,476	(1,923)	209,139
Manufactured Housing Loans Subprime
2004 and earlier	61,301	—	—	61,301	—	—	61,293	—	63,551
Total PLMBS	$292,798	$1,185	$6,123	$140,593	$32,276	$112,621	$263,613	$(2,432)	$288,620

	December 31, 2015
	Unpaid Principal Balance
Private-label MBS	Ratings Subtotal	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Amortized Cost	Gross Unrealized (Losses)	Fair Value
RMBS
Prime
2006	$7,390	$—	$—	$—	$—	$7,390	$6,526	$(228)	$6,365
2005	6,254	—	—	—	—	6,254	5,735	—	6,267
2004 and earlier	7,330	—	3,839	1,704	—	1,787	7,296	(93)	7,256
Total RMBS Prime	20,974	—	3,839	1,704	—	15,431	19,557	(321)	19,888
Alt-A
2004 and earlier	4,460	1,443	—	911	961	1,145	4,460	(77)	4,421
Total RMBS	25,434	1,443	3,839	2,615	961	16,576	24,017	(398)	24,309
HEL Subprime
2004 and earlier	249,495	—	4,244	93,605	35,541	116,105	218,769	(2,651)	243,746
Manufactured Housing Loans Subprime
2004 and earlier	76,202	—	—	76,202	—	—	76,193	—	78,272
Total PLMBS	$351,131	$1,443	$8,083	$172,422	$36,502	$132,681	$318,979	$(3,049)	$346,327

Short-term investments

We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as secured overnight transactions collateralized by securities, and unsecured overnight and term federal funds sold to highly-rated financial institutions who also satisfy other credit quality factors.  These investments provide the liquidity necessary to meet members’ credit needs.  Short-term investments also provide a flexible means of implementing the asset/liability management decisions to adjust liquidity.  In December 2016, a trading portfolio was established, with the objective of expanding our choice of investing for liquidity.

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

Securities purchased under agreement to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $7.2 billion at December 31, 2016 and $4.0 billion at December 31, 2015.  For more information, see financial statements, Note 4.  Federal Funds Sold, Interest-bearing Deposits, and Securities Purchased under Agreement to Resell.

Federal funds sold — Federal funds sold was $6.7 billion at December 31, 2016 and $7.2 billion at December 31, 2015, representing unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (dollars in thousands):

Table 4.9:                                       Federal Funds Sold by Domicile of the Counterparty

	December 31, 2016		December 31, 2015		Year ended December 31, 2016		Year ended December 31, 2015
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

Australia	AA-	AA2	AA-	AA2	$1,969,533	$1,600,000	$1,015,575	$1,000,000
Canada	A to AA-	AA3 to AA1	A to AA-	AA3 to AA1	2,322,290	1,200,000	3,309,540	1,753,000
Finland	AA-	AA3	AA-	AA3	1,496,781	1,600,000	1,441,280	1,418,000
France	A	A1	—	—	22,131	—	—	—
Netherlands	A+	AA2	A+	AA2	754,639	907,000	687,501	773,000
Norway	A+	AA2	A+	AA3	831,216	825,000	965,288	400,000
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA3 to AA2	3,113,112	400,000	1,850,685	—
Switzerland	A	A1	A	A1	5,874	—	2,833	—
UK	A-	A1	A-	A2	565,096	—	335,890	—

Subtotal					11,080,672	6,532,000	9,608,592	5,344,000

USA	A- to AA-	BAA1 to AA2	A- to AA-	BAA1 to AA2	477,415	151,000	830,304	1,901,000
Total					$11,558,087	$6,683,000	$10,438,896	$7,245,000

Table 4.10:                                Federal Funds Sold Quarterly Balances

The following table summarizes average balances and outstanding balances of Federal funds sold in each of the quarters in 2016 and 2015 (in millions):

	Federal Funds Sold
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

2016	$11,518	$6,916	$11,598	$8,984	$11,283	$10,219	$11,833	$6,683

2015	$11,034	$7,697	$9,254	$7,609	$11,161	$4,814	$10,307	$7,245

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 4.11:                                Trading Securities

Trading Securities
December 31, 2016
Par value	$130,930
Amortized cost	$131,009
Carrying/Fair value	$131,151

The Finance Agency prohibits speculative investments but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.  We may dispose such investments if liquidity needs are met and market conditions deem the sale as advantageous.  For more information about fair values of securities in the trading portfolio, see Note 5. Trading Securities in the Notes to the Financial Statements.

Table 4.12:                                Cash Balances at the Federal Reserve Bank of New York (“FRBNY”)

In addition, we maintained liquidity at the FRBNY.  The following table summarizes average balances and outstanding balances at FRBNY in each of the quarters in 2016 and 2015 (in millions):

	Cash Balances with Federal Reserve Bank
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end

2016 (a)	$70	$61	$56	$177	$63	$62	$65	$61

2015 (a)	$262	$202	$62	$60	$160	$769	$72	$227

(a)   Lower amounts of cash balances were maintained by the FRBNY at December 31, 2016, compared to balances at December 31, 2015, and were determined based on projected estimated member liquidity requirements, and the availability of alternative overnight investment opportunities in 2016.

Interest earning cash deposits (pledged collateral) with derivative counterparties — At December 31, 2016 and December 31, 2015, we had deposited $256.0 million and $370.5 million in interest-earning cash as pledged collateral or as margins to derivative counterparties.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  Cash posted in excess of required collateral is reported as a component of Derivative assets.  Typically, cash posted as collateral or as margin earns interest at the overnight federal funds rate.

We execute derivatives with major financial institutions.  We enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analyses that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under ISDA agreements that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk Due to Non-performance by Counterparties in financial statements, Note 16. Derivatives and Hedging Activities.  Also see Tables 8.1 and 8.4 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.7 billion at December 31, 2016, an increase of $222.7 million (net of acquisitions and paydowns) from the balance at December 31, 2015.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

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

The following table summarizes MPF loan by product types (par value, in thousands):

Table 5.1:                                       MPF by Product Types

	December 31, 2016	December 31, 2015

Original MPF (a)	$473,415	$463,106
MPF 100 (b)	2,120	4,062
MPF 125 (c)	1,891,353	1,670,053
MPF 125 Plus (d)	107,459	140,993
Other (e)	226,560	199,975
Total par MPF loans	$2,700,907	$2,478,189

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

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 5.2:                                       MPF by Conventional and Insured Loans

	December 31, 2016	December 31, 2015

Federal Housing Administration and Veteran Administration insured loans	$226,504	$199,915
Conventional loans	2,474,347	2,278,214
Others	56	60

Total par MPF loans	$2,700,907	$2,478,189

Mortgage Loans — Loss sharing and the credit enhancement waterfall

In the credit enhancement waterfall, we are responsible for the first loss layer.  The second loss layer is the amount of credit obligation that the PFI has taken on that will equate the loan to a double-A rating.  We assume all residual risk.  Also, see financial statements, Note 9.  Mortgage Loans Held-for-Portfolio.

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

Table 5.3:                                       Roll-Forward First Loss Account (in thousands)

	Years ended December 31,
	2016	2015	2014

Beginning balance	$27,107	$22,116	$19,716

Additions	4,540	5,582	2,962
Resets(a)	(373)	(90)	—
Charge-offs	(341)	(501)	(562)
Ending balance	$30,933	$27,107	$22,116

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

Table 5.4:                                       Second Losses and SMI Coverage (in thousands)

	December 31, 2016	December 31, 2015

Second Loss Position (a)	$139,610	$116,405
SMI Coverage - NY share only (b)	$13,134	$17,593
SMI Coverage - portfolio (b)	$13,420	$17,958

(a)         Increase due to increase in overall outstanding of MPF.

(b)         SMI coverage has declined since no new master commitments have been added under the MPF 125 Plus Program, which requires a SMI coverage.  Additionally, certain existing SMI policies were cancelled.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize MPF loan and PFI concentration:

Table 5.5:                                       Concentration of MPF Loans

	December 31, 2016		December 31, 2015
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	69.4%	59.1%	70.8%	60.5%

Table 5.6:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	December 31, 2016
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$281,672	10.43%
New York Community Bank	239,096	8.85
Investors Bank	179,358	6.64
Teachers Federal Credit Union	158,809	5.88
Bethpage Federal Credit Union	138,059	5.11
All Others	1,703,857	63.09

Total	$2,700,851	100.00%

	December 31, 2015
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$306,650	12.37%
Investors Bank	188,201	7.60
Manufacturers and Traders Trust Company	141,334	5.70
Elmira Savings Bank	133,353	5.38
First Choice Bank	130,953	5.29
All Others	1,577,638	63.66

Total	$2,478,129	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $163.4 million at December 31, 2016 and $145.9 million at December 31, 2015, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $7.2 million and $8.1 million at December 31, 2016 and December 31, 2015.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of consolidated obligation bonds (“CO bonds or “Consolidated obligation bonds”) outstanding at December 31, 2016 was $84.8 billion (par, $84.3 billion), compared to $67.7 billion (par, $67.2 billion) at December 31, 2015.  On average, CO bonds funded 57.0% of earning assets in the twelve months ended December 31, 2016 and 2015.

A significant percentage of CO bonds was designated under a fair value accounting hedge.  Also, certain CO bonds were hedged by interest rate swaps in economic hedges.  Additionally, certain CO bonds were elected under the FVO.  Carrying values of CO bonds included valuation basis adjustments on bonds hedged under AC 315 and CO bonds elected under the FVO.  For more information about valuation basis adjustments, see Table 6.1.

Consolidated obligation discount notes — The carrying value of consolidated obligation discount notes outstanding was $49.4 billion at December 31, 2016 and $46.8 billion at December 31, 2015.  On average, discount notes funded 36.2% of earning assets in the twelve months ended December 31, 2016, compared to 35.9% in the same period in the prior year.  No discount notes had been hedged under a fair value accounting hedge at December 31, 2016 and December 31, 2015, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Certain discount notes were hedged under a cash flow accounting hedge, and are discussed in financial statements, Note 16. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  Carrying values included valuation basis adjustments on discount notes elected under the FVO.  For more information about valuation basis adjustments, see Table 6.7 Discount Notes Outstanding. A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from Nationally Recognized Rating Organizations, which is presented in Table 6.11.

The issuance and servicing of consolidated obligation debt is performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.

Joint and Several Liability

Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  For more information, see financial statements, Note 18.  Commitments and Contingencies.

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 6.1:                                       Consolidated Obligation Bonds by Type

	December 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$32,878,545	38.99%	$45,808,600	68.15%
Fixed-rate, callable	1,255,000	1.49	3,698,000	5.50
Step Up, callable	160,000	0.19	525,000	0.78
Single-index floating rate	50,034,000	59.33	17,185,000	25.57

Total par value	84,327,545	100.00%	67,216,600	100.00%

Bond premiums	52,336		42,169
Bond discounts	(28,527)		(33,001)
Hedge valuation basis adjustments (a)	290,016		346,423
Hedge basis adjustments on terminated hedges (b)	140,331		145,512
FVO (c) - valuation adjustments and accrued interest	2,963		(1,751)

Total Consolidated obligation-bonds	$84,784,664		$67,715,952

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

At December 31, 2016, the application of the accounting methodology resulted in the recognition of $290.0 million in hedge valuation basis losses, compared to losses of $346.4 million at December 31, 2015.  Hedged bonds are fixed-rate liabilities, and certain CO bonds were long-term bonds issued at high coupons in prior years.  The remaining durations of the long-term bonds were significantly shorter at the balance sheet dates, and the market yields for the shorter remaining period to maturity were lower than the contractual yields, resulting in valuation losses.  Generally, hedge valuation basis are unrealized and will reverse to zero if held to their maturity or their call dates.  Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were on average short- and medium-term.

Valuation losses have decreased at December 31, 2016, in line with the steepening of the forward LIBOR/swap curve at December 31, 2016; the swap curve is the discounting basis of bonds hedged under ASC 815, and a higher discounting curve when applied to a liability results in a lower valuation loss.  Also, see Table 6.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships.  The net unrealized cumulative losses at the hedge termination dates for such bonds are no longer adjusted for changes in the benchmark rate.  Instead, the valuation basis are amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense.  Unamortized basis adjustments on terminated hedges were losses of $140.3 million and $145.5 million at December 31, 2016 and December 31, 2015.  If the CO bonds are held to maturity, the basis losses will be amortized to zero.

(c)          FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire fair values of CO bonds elected under the FVO, including accrued interest payable.  Valuation adjustments and interest accrued payable together reported a net increase in liability of $3.0 million at December 31, 2016, compared to a net reduction in liability of $1.8 million at December 31, 2015.  The fair value component of the valuation basis was a net basis gain of $0.1 million at December 31, 2016 and $10.3 million at December 31, 2015, and the remaining amounts were accrued interest payable.

The discounting basis for computing the change in fair value basis of bonds elected under the FVO is the observable (FHLBank) CO bond yield curve.  All FVO bonds are short- and medium-term, and fluctuations in their valuations, excluding interest payable, were not significant as the bonds re-price relatively frequently to market indices, remaining near to par, although there could be inter-period volatility over their life cycle.  FVO bonds outstanding at the balance sheets dates reported fair value gains in line with the rising market observable CO curve at the two balance sheet dates relative to the contractual coupons of the CO bonds.  When the market observed CO rate (the cost of funds pricing curve for the FHLBNY) rises, fair values of existing CO bonds will report unrealized gains.

Par amounts of bonds elected under the FVO were $2.0 billion at December 31, 2016, compared to $13.3 billion at December 31, 2015.  We have elected the FVO on an instrument-by-instrument basis.  For bonds elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secure and credit related adjustments unnecessary.  More information about debt elected under the FVO is provided in financial statements, Note 17.  Fair Values of Financial Instruments (See Fair Value Option Disclosures).

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

	Consolidated Obligation Bonds
Par Amount	December 31, 2016	December 31, 2015
Qualifying Hedges
Fixed-rate bullet bonds	$21,696,855	$23,259,610
Fixed-rate callable bonds	400,000	2,380,000
	$22,096,855	$25,639,610

Table 6.3:                                       Bonds Elected under the Fair Value Option (FVO)

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

	Consolidated Obligation Bonds
Par Amount	December 31, 2016	December 31, 2015
Bonds designated under FVO	$2,049,550	$13,322,660

CO bonds elected under the FVO were generally economically hedged by interest rate swaps.  Election of short-term bonds under the FVO has largely been in parallel with the election of advances under the FVO as a natural fair value offset.  We elected to account for the bonds under the FVO when we were generally unable to assert with confidence that the short- and intermediate-term bonds, or callable bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  We opted instead to elect to hedge such FVO bonds on an economic basis with an interest rate swap.  Table 6.4 below provides more information.  Also, see financial statements, Fair Value Option disclosures in Note 17.  Fair Values of Financial Instruments.

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

	Consolidated Obligation Bonds
Par Amount	December 31, 2016	December 31, 2015
Bonds designated as economically hedged
Floating-rate bonds (a)	$10,225,000	$3,735,000
Fixed-rate bonds (b)	—	45,000
	$10,225,000	$3,780,000

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

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 6.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	December 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$56,586,690	67.10%	$40,573,630	60.36%
Due or callable after one year through two years	19,523,965	23.16	17,785,465	26.46
Due or callable after two years through three years	3,206,095	3.80	3,123,285	4.65
Due or callable after three years through four years	1,035,175	1.23	1,278,750	1.90
Due or callable after four years through five years	845,320	1.00	925,050	1.38
Thereafter	3,130,300	3.71	3,530,420	5.25

Total par value	84,327,545	100.00%	67,216,600	100.00%

Bond premiums	52,336		42,169
Bond discounts	(28,527)		(33,001)
Hedge valuation basis adjustments	290,016		346,423
Hedge basis adjustments on terminated hedges	140,331		145,512
FVO - valuation adjustments and accrued interest	2,963		(1,751)
Total bonds	$84,784,664		$67,715,952

(a)   Contrasting consolidated obligation bonds by contractual maturity dates (see financial statements, Note 11. Consolidated Obligations — Redemption Terms of Consolidated Obligation bonds) with potential call dates (as reported in table above) illustrates the impact of hedging on the effective duration of the bond.  With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors.  Call options are exercisable either as a one-time option or as quarterly.  Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond.  Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 6.6:                                       Outstanding Callable Bonds

	December 31, 2016	December 31, 2015
Callable	$1,415,000	$4,223,000
Non-Callable	$82,912,545	$62,993,600

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 6.7:                                       Discount Notes Outstanding

	December 31, 2016	December 31, 2015

Par value	$49,392,445	$46,875,847
Amortized cost	$49,334,380	$46,837,709
FVO (a) - valuation adjustments and remaining accretion	23,514	12,159
Total discount notes	$49,357,894	$46,849,868

Weighted average interest rate	0.48%	0.26%

(a)         Valuation basis adjustments, including unaccreted discounts, that were recorded to recognize changes in the entire fair values of CO discount notes elected under the FV, were net liabilities of $23.5 million at December 31, 2016 and $12.2 million at December 31, 2015.  Unrealized fair values net losses of $0.4 million at December 31, 2016 and $4.0 million at December 31, 2015.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.   If held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (in thousands):

Table 6.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	December 31, 2016	December 31, 2015
Discount notes designated under FVO (a)	$12,204,898	$12,459,708

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.  For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 6.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2016	December 31, 2015
Discount notes hedged under qualifying hedge (a)	$1,839,000	$1,589,000

(a)         Par amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence typically for periods up to 15 years.  In this strategy, the discount note expense, which resets every 91 days, is synthetically changed to fixed cash flows over the hedge periods, thereby achieving hedge objectives.  For more information, see financial statements, Cash Flow Hedges in Note 16. Derivatives and Hedging Activities.

The following table summarizes economic hedges of discount notes (in thousands):

Table 6.10:                                Economically Hedged Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	December 31, 2016	December 31, 2015
Discount notes designated as economically hedged (a)	$994,000	$—

(a)         Economically hedged discount notes— We issue fixed rate debt to mitigate the economic risk of fixed-rate expenses on such debt.

Recent Rating Actions

Table 6.11 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 28, 2017.

Table 6.11:                                FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook

2016	August 3, 2016	AA+/A-1+	Stable/Affirmed	November 11, 2016	Aaa/P-1	Stable/Affirmed
				May 6, 2016	Aaa/P-1	Stable/Affirmed
				April 20, 2016	Aaa/P-1	Stable/Affirmed

2015	June 25, 2015	AA+/A-1+	Stable/Affirmed	December 22, 2015	Aaa/P-1	Stable/Affirmed
				June 24, 2015	Aaa/P-1	Stable/Affirmed

2014	August 19, 2014	AA+/A-1+	Stable/Affirmed	December 22, 2014	Aaa/P-1	Stable/Affirmed
				July 2, 2014	Aaa/P-1	Stable/Affirmed

Accrued interest payable

Other liabilities

Accrued interest payable — Amounts outstanding were $130.2 million at December 31, 2016 and $108.6 million at December 31, 2015.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities — Amounts outstanding were $167.2 million at December 31, 2016 and $151.4 million at December 31, 2015.  Other liabilities comprised of unfunded pension liabilities, pass-through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 7.1:                                       Stockholders’ Capital

	December 31, 2016	December 31, 2015
Capital Stock (a)	$6,307,766	$5,585,030
Unrestricted retained earnings (b)	1,028,674	967,078
Restricted retained earnings (c)	383,291	303,061
Accumulated Other Comprehensive Loss	(95,650)	(135,687)
Total Capital	$7,624,081	$6,719,482

(a)         Stockholders’ Capital — Capital stock increased in line with the increase in advances borrowed.  When an advance matures or is prepaid, the excess capital stock is re-purchased by the FHLBNY.  When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.

(b)         Unrestricted retained earnings — Net Income for the twelve months ended December 31, 2016 was $401.2 million; $80.2 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $259.3 million to members as dividends in the twelve months ended December 31, 2016.  As a result, Unrestricted retained earnings increased by $61.6 million to $1.0 billion at December 31, 2016.

(c)          Restricted retained earnings — Restricted retained earning balance at December 31, 2016 has grown to $383.3 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 7.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	December 31, 2016	December 31, 2015

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(30,234)	$(36,813)
Net unrealized gains on available-for-sale securities (b)	4,224	9,283
Net unrealized losses on hedging activities (c)	(47,018)	(91,037)
Employee supplemental retirement plans (d)	(22,622)	(17,120)
Total Accumulated other comprehensive loss	$(95,650)	$(135,687)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at December 31, 2016, primarily due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the OTTI securities.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and the grantor trust fund classified as available-for-sale.  The valuation of MBS in the AFS portfolio were substantially in unrealized gain positions at December 31, 2016 and December 31, 2015.

(c)          Cash flow hedge valuation losses — Cumulative losses from the two cash flow hedging strategies were $47.0 million at December 31, 2016 and $91.0 million at December 31, 2015.  Financial statements, Note 16.  Derivatives and Hedging Activities, includes a rollforward analysis, which provides more information with respect to changes in AOCI.

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

The following table summarizes dividends paid and payout ratios:

Table 7.3:                                       Dividends Paid and Payout Ratios

	Twelve months ended
	December 31, 2016	December 31, 2015
Cash dividends paid per share	$4.73	$4.22
Dividends paid (a) (c)	$259,326	$227,443
Pay-out ratio (b)	64.65%	54.83%

(a)         In thousands.

(b)         Dividend paid during the period divided by net income for the period.

(c)          Does not include dividend paid to non-member; for accounting purposes, such dividends are recorded as interest expense.

Derivative Instruments and Hedging Activities

Interest rate swaps, swaptions, cap and floor agreements (collectively, derivatives) enable us to manage our exposure to changes in interest rates by adjusting the effective maturity, repricing frequency, or option characteristics of financial instruments.  To a limited extent, we also use interest rate swaps to hedge changes in interest rates prior to debt issuance and essentially lock in funding costs. Finance Agency regulations prohibit the speculative use of derivatives.  For additional information about the methodologies adopted for the fair value measurement of derivatives, see financial statements, Note 17.  Fair Values of Financial Instruments.

The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2016 and December 31, 2015:

Table 8.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$77	$3
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Economic Hedge of Fair Value Risk	$14	$—
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$180	$180
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$5	$—
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$2,498	$3,584
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$1,088	$1,574
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$37,466	$38,097
Purchased interest rate options	To offset interest rate options in variable rate advance	Economic Hedge of Fair Value Risk	$6	$6
Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate non-putable advance converted to a LIBOR floating rate; matched to non-putable advance accounted for under fair value option	Fair Value Option	$430	$3,758

Table 8.2:                                       Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Economic Hedge of Fair Value Risk	$—	$15
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Economic Hedge of Fair Value Risk	$—	$15
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Economic Hedge of Fair Value Risk	$—	$15
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$400	$2,380
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$120	$160
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$21,577	$23,100
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$994	$—
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$95	$35
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$1,839	$1,589
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$10,225	$3,735
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$30	$718
Receive fixed, pay floating interest rate swap no longer cancelable	Fixed rate callable bond converted to a LIBOR floating rate; matched to bond no-longer callable accounted for under fair value option.	Fair Value Option	$—	$1,150
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$2,020	$11,455
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$12,205	$12,460

Table 8.3:                                       Derivative Hedging Strategies — Economic hedges of Trading Securities

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2016 Notional Amount (in millions)
Pay fixed, receive OIS index interest rate swaps	To convert fixed rate on fixed rate trading securities to the OIS index	Economic Hedge	$131

Table 8.4:                                       Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	December 31, 2016 Notional Amount (in millions)	December 31, 2015 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions-interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$258	$62

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 8.5:                                       Derivatives Financial Instruments by Product

	December 31, 2016		December 31, 2015
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$41,236,991	$(3,676)	$43,435,436	$(341,254)
Consolidated obligation fair value hedges	22,096,855	293,821	25,639,610	349,649
Cash Flow-anticipated transactions	1,934,000	(47,533)	1,624,000	(85,243)
Derivatives not designated as hedging instruments (b)
Advances hedges	97,445	(372)	8,575	28
Trading securities	130,930	41	—	—
Consolidated obligation hedges	11,219,000	(573)	3,780,000	(1,749)
Mortgage delivery commitments	28,447	(40)	14,806	3
Balance sheet	2,692,000	5,200	2,692,000	4,920
Intermediary positions hedges	258,000	319	62,000	61
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	430,000	62	3,758,000	1,886
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligation bonds	2,049,550	(1,490)	13,322,660	(8,770)
Interest rate swaps-consolidated obligation discount notes	12,204,897	(3,528)	12,459,709	(4,409)

Total notional and fair value	$94,378,115	$242,231	$106,796,796	$(84,878)

Total derivatives, excluding accrued interest		$242,231		$(84,878)
Cash collateral pledged to counterparties (d)		255,967		370,529
Cash collateral received from counterparties		(354,658)		(329,895)
Accrued interest		40,350		15,807

Derivative balance net of cash collateral		$183,890		$(28,437)

Net derivative asset balance (d), (e)		$328,875		$181,676
Net derivative liability balance (e)		(144,985)		(210,113)

Derivative balance net of cash collateral		$183,890		$(28,437)

Non-cash collateral

Security collateral received from counterparty (f)		(104,470)		—

Net exposure from (to) counterparties		$79,420		$(28,437)

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Net derivative asset balance included $218.9 million and $173.7 million of excess cash collateral/margins posted by the FHLBNY to derivative counterparties at December 31, 2016 and December 31, 2015.  Excess margins were largely the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

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

Our credit exposures (derivatives in a net gain position) were to highly-rated counterparties and a Derivative Clearing Organization (“DCO”) that met our credit quality standards.  Our exposures also included open derivative contracts executed on behalf of member institutions, and the exposures were collateralized under standard advance collateral agreements with our members.  For such transactions, acting as an intermediary, we offset the transaction by purchasing equivalent notional amounts of derivatives from unrelated derivative counterparties.  For more information, see financial statements, Credit Risk due to non-performance by counterparties, in Note 16. Derivatives and Hedging Activities.

Risk mitigation — We attempt to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-quality credit ratings that meet our credit quality standards.  Annually, our management and Board of Directors review and approve all non-member derivative counterparties.  We monitor counterparties on an ongoing basis for significant business events, including ratings actions taken by Nationally Recognized Statistical Rating Organizations (“NRSRO”).  All approved derivatives counterparties must enter into a master ISDA agreement with our bank before we execute a trade through that counterparty.  In addition, for all bilateral OTC derivatives, we have executed the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds.  For Cleared-OTC derivatives, margin requirements are mandated under the Dodd-Frank Act.  We believe that such arrangements - margin requirements, the selection of experienced, highly-rated counterparties and ongoing monitoring -have sufficiently mitigated our exposures, and we do not anticipate any credit losses on derivative contracts.

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

For derivatives where the counterparties were in gain positions, the fair values and notional amounts are grouped together (in thousands):

Table 8.6:                                       Derivatives Counterparty Credit Ratings

	December 31, 2016
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A (c)	$2,659,543	$142,230	$(29,450)	$112,780	$(104,470)	$8,310
Cleared derivatives (d)	81,202,783	305,243	(89,148)	216,095	—	216,095
Total derivative positions with non-member counterparties to which the Bank had credit exposure	83,862,326	447,473	(118,598)	328,875	(104,470)	224,405
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	129,000	—	—	—	—	—
Delivery Commitments
Derivative position with delivery commitments	28,447	—	—	—	—	—
Total derivative position with members	157,447	—	—	—	—	—
Derivative positions with credit exposure	84,019,773	$447,473	$(118,598)	$328,875	$(104,470)	$224,405
Derivative positions without fair value credit exposure	10,358,342
Total notional	$94,378,115

	December 31, 2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A (C)	$15,000	$108	$—	$108	$—	$108
Single-A (C)	2,664,093	116,535	(106,000)	10,535	—	10,535
Cleared derivatives (d)	83,933,206	220,005	(49,320)	170,685	—	170,685
Total derivative positions with non-member counterparties to which the Bank had credit exposure	86,612,299	336,648	(155,320)	181,328	—	181,328
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	31,000	345	—	345	(345)	—
Delivery Commitments
Derivative position with delivery commitments	14,806	3	—	3	(3)	—
Total derivative position with members	45,806	348	—	348	(348)	—
Derivative positions with credit exposure	86,658,105	$336,996	$(155,320)	$181,676	$(348)	$181,328
Derivative positions without fair value credit exposure	20,138,691
Total notional	$106,796,796

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

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) derivatives were $13.2 billion at December 31, 2016 and $22.9 billion at December 31, 2015.  For bilaterally executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  We do not expect to post additional collateral.  The FHLBNY is rated AA+/stable by S&P’s and Aaa/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared derivatives were $81.2 billion at December 31, 2016 and $83.9 billion at December 31, 2015.  For cleared OTC derivatives, margin requirements are determined by the DCO based on the volatility of the exposure, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at any periods in this report.

Collateral and margin posted — Cash collateral of $256.0 million and $370.5 million were posted to swap counterparties (including DCOs) at December 31, 2016 and December 31, 2015.  Cash collateral included variation margins posted to clearing agents on behalf of DCOs on cleared derivatives.  Variation margins are settled daily and represent the fair values of cleared derivatives.

After posting cash collateral, the fair values of our derivative instruments in net liability positions were approximately $145.0 million and $210.1 million, at December 31, 2016 and December 31, 2015.  Amounts represented the exposures facing the swap counterparties in the event of non-performance by the FHLBNY to the swap contracts.

On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $20.3 million at December 31, 2016 and $27.3 million at December 31, 2015.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional amounts and fair values by country of incorporation (dollars in thousands):

Table 8.7:                                       FHLBNY Exposure Concentration (a)

		December 31, 2016
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A. (c)	$83,303,216	88.26%	$328,810	99.98%
Counterparty (ies)	Switzerland	559,110	0.59	65	0.02
Total Credit Exposure (Fair values, net) - Balance sheet assets		83,862,326	88.85	$328,875	100.00%
Security collateral received from counterparty	U.S.A.			(104,470)
				$224,405

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	8,023,974	8.50	$(113,609)
Counterparty (ies)	United Kingdom	1,224,368	1.30	(5,783)
Counterparty (ies)	Germany	789,000	0.84	(19,967)
Counterparty (ies)	France	315,000	0.33	(1,784)
Member and Delivery Commitments	U.S.A.	157,447	0.17	(3,694)
Counterparty (ies)	Canada	6,000	0.01	(148)
		10,515,789	11.15	$(144,985)
Total notional		$94,378,115	100.00%

		December 31, 2015
	Ultimate Country	Notional	Percentage	Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A. (c)	$86,612,299	81.10%	$181,328	99.81%
Member and Delivery Commitments	U.S.A.	39,806	0.03	348	0.19
Total Credit Exposure (Fair values, net) - Balance sheet assets		86,652,105	81.13	$181,676	100.00%

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	12,367,425	11.58	$(171,271)
Counterparty (ies)	United Kingdom	4,442,500	4.16	(26,958)
Counterparty (ies)	Germany	1,504,998	1.41	(5,355)
Counterparty (ies)	Switzerland	1,152,768	1.08	(438)
Counterparty (ies)	France	545,000	0.51	(3,086)
Counterparty (ies)	Canada	126,000	0.12	(2,996)
Member	U.S.A.	6,000	0.01	(9)
		20,144,691	18.87	$(210,113)
Total notional		$106,796,796	100.00%

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

(c)          Includes cleared swaps at Derivative clearing organizations — notional amounts were $81.2 billion December 31, 2016 and $83.9 billion at December 31, 2015.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 8.8:                                       Notional and Fair Value by Contractual Maturity

	December 31, 2016		December 31, 2015
	Notional	Fair Value (a)	Notional	Fair Value (a)
Maturity less than one year	$43,199,884	$(29,164)	$50,928,278	$(72,650)
Maturity from one year to less than three years	36,135,883	(28,896)	37,695,659	(117,344)
Maturity from three years to less than five years	9,259,611	(67,329)	11,947,492	(109,666)
Maturity from five years or greater	5,754,290	367,660	6,210,561	214,779
Delivery Commitments	28,447	(40)	14,806	3
	$94,378,115	$242,231	$106,796,796	$(84,878)

(a)         Derivative fair values were in a net asset position at December 31, 2016 and a net liability position at December 31, 2015.

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

Table 9.1:                                       Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
December 31, 2016	$1,509	$100,524	$99,015
September 30, 2016	1,517	90,562	89,045
June 30, 2016	1,475	86,688	85,213
March 31, 2016	1,318	87,098	85,780
December 31, 2015	1,246	81,228	79,982

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

The following table summarizes excess operational liquidity (in millions):

Table 9.2:                                       Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
December 31, 2016	$4,785	$28,090	$23,305
September 30, 2016	5,704	26,892	21,188
June 30, 2016	6,958	27,132	20,174
March 31, 2016	6,375	28,902	22,527
December 31, 2015	7,255	27,722	20,467

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

The following table summarizes excess contingency liquidity (in millions):

Table 9.3:                                       Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
December 31, 2016	$2,431	$26,291	$23,860
September 30, 2016	2,391	25,598	23,207
June 30, 2016	2,234	26,511	24,277
March 31, 2016	2,574	28,515	25,941
December 31, 2015	2,204	27,521	25,317

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

Cash flows

Cash and due from banks was $151.8 million at December 31, 2016 and $327.5 million at December 31, 2015.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities in the twelve months ended December 31, 2016 was $450.0 million and $682.0 million in the same period in the prior year.  By way of comparison, Net income was $401.2 million in the twelve months ended December 31, 2016 and $414.8 million in the same period in the prior year.

Net cash flows provided by operating activities were higher than Net income in the twelve months ended December 31, 2016 primarily due to non-cash adjustments of depreciation and amortization of $39.2 million and $49.4 million in net interest settlements on derivative with financing elements.  In 2015, net cash provided by operating activities were higher, driven primarily by $221.2 million in net interest settlements on derivatives with financing elements.   For cash flow reporting, cash outflows (expenses) associated with swaps with off-market terms are considered to be principal repayments of certain off-market swap transactions, although they are reported as an expense to Net income in the Statements of Income.  Certain interest rate swaps at inception of the contracts included off-market terms, and required up-front cash exchanges, and were largely outstanding in the periods in this report.  We view these swaps to contain “financing elements”, as defined under hedge accounting rules.  The amounts, which represented interest payments to swap counterparties for the off-market swaps, were classified as Financing activities rather than Operating activities.

Cash flows used in investing activities — Investing activities consumed $20.6 billion in net cash outflows in the twelve months ended December 31, 2016.  Overnight investments, held-to-maturity securities and advances were the primary users of cash.  In the same period in the prior year, investing activities resulted in net cash inflows of $3.1 billion of funds provided primarily by maturing advances that exceeded new advances.

Cash flows from financing activities — Our primary source of funding is the issuance of consolidated obligation debt.  Issuance of capital stock is another source.  Net cash inflows from our funding sources were $20.0 billion in 2016, compared to net outflows of $9.9 billion in 2015.

For more information, see Statements of Cash Flows in the financial statements.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 9.4:                                       Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Outstanding at end of the period (a)	$49,357,894	$46,849,868	$20,589,540	$18,800,030
Weighted-average rate at end of the period	0.48%	0.26%	0.63%	0.28%
Average outstanding for the period (a)	$46,508,363	$43,627,528	$15,519,889	$15,708,964
Weighted-average rate for the period	0.37%	0.13%	0.50%	0.18%
Highest outstanding at any month-end (a)	$54,630,600	$50,143,718	$20,589,540	$19,680,030

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

In addition, in the ordinary course of business, the FHLBNY engages in financial transactions that, in accordance with U.S. GAAP, are not recorded on the FHLBNY’s balance sheet or may be recorded on the FHLBNY’s balance sheet in amounts that are different from the full contract or notional amount of the transactions.  For example, the Bank routinely enters into commitments to purchase MPF loans from PFIs, and issues standby letters of credit.  These commitments may represent future cash requirements of the Bank, although the standby letters of credit usually expire without being drawn upon.  For more information about contractual obligations and commitments, see financial statements, Note 18. Commitments and Contingencies.

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

We met the Finance Agency’s requirement that unpledged assets, as defined under regulations, exceed the total of consolidated obligations at all periods in this report as follows (in thousands):

Table 9.5:                                       Unpledged Assets

	December 31, 2016	December 31, 2015
Consolidated Obligations:
Bonds	$84,784,664	$67,715,952
Discount Notes	49,357,894	46,849,868

Total consolidated obligations	134,142,558	114,565,820

Unpledged assets
Cash	151,769	327,482
Less: Member pass-through reserves at the FRB	(67,670)	(47,528)
Secured Advances	109,256,625	93,874,211
Investments (a)	30,684,836	26,167,911
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,746,559	2,524,285
Other loans	255,000	—
Accrued interest receivable on advances and investments	163,379	145,913
Less: Pledged Assets	(7,036)	(8,715)

Total unpledged assets	143,183,462	122,983,559
Excess unpledged assets	$9,040,904	$8,417,739

(a)         The Bank pledged to the FDIC $7.0 million at December 31, 2016 and $8.7 million at December 31, 2015.  See financial statements Note 7. Held-to-Maturity Securities.

Purchases of MBS.  Finance Agency investment regulations limit the purchase of mortgage-backed securities to 300% of capital.  We were in compliance with the regulation at all times.

Table 9.6:                                       FHFA MBS Limits

	December 31, 2016		December 31, 2015
	Actual	Limits	Actual	Limits

Mortgage securities investment authority	202%	300%	205%	300%

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

	December 31, 2016	December 31, 2015
Par Values (dollars in thousands)	Annual Average	Annual Average
Advances	$95,603,043	$89,938,671
Mortgage Loans	2,584,573	2,318,304
Total Primary Mission Assets	$98,187,616	$92,256,975
Total Consolidated Obligations	$119,095,434	$112,225,657

Core Mission Achievement Ratio	82%	82%

Target Ratio	70%	70%

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended December 31, 2016, 2015 and 2014.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates.

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

Summarized below are the principal components of Net income (in thousands):

Table 10.1:                                Principal Components of Net Income

	Years ended December 31,
	2016	2015	2014

Total interest income	$1,360,847	$997,672	$836,154
Total interest expense	804,437	443,515	391,690
Net interest income before provision for credit losses	556,410	554,157	444,464
Provision/(Reversal) for credit losses on mortgage loans	1,966	518	(620)
Net interest income after provision for credit losses	554,444	553,639	445,084
Total other income (loss)	6,853	24,525	5,479
Total other expenses	115,393	117,171	100,546
Income before assessments	445,904	460,993	350,017
Affordable Housing Program Assessments	44,752	46,182	35,094
Net income	$401,152	$414,811	$314,923

2016 Net income compared to 2015

Net Income — For the FHLBNY, Net income is Net interest income, minus Provisions for credit losses, Other income/(loss), Other Expenses, and Assessments for the FHLBNY’s Affordable Housing Program.

Net income for the twelve months ended December 31, 2016 was $401.2 million, and decreased by $13.7 million, or 3.3%, compared to the year-to-date period in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — Net interest income was $556.4 million in the current year, an increase of $2.3 million, or 0.4%, from the prior year.  Prepayment fees received on advances terminated by members were a significant element of Net interest income in the prior year, totaling $117.5 million.  In 2016, recorded prepayment fees were $18.0 million.  Absent the impact of prepayment fees, Net interest income in 2016 was $538.4 million, compared to $436.7 million in 2015, a year-over-year increase of 23.3%.

Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 40 basis points in 2016, a slight decrease from 43 basis points in 2015.  Absent the impact of prepayment fees, Net interest spread was 39 basis points in 2016 compared to 33 basis points in 2015.

Net interest income (“NII”) is typically driven by the volume of earning assets, as measured by average balances of earning assets, and the net interest spread earned in the period, and as discussed above prepayment fees earned when advances are early terminated by our member/borrowers could also be a significant factor.

In 2016, our LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Our overnight investments in the federal funds and the overnight repurchase agreements benefited from rising yields in the overnight markets.  While our funding costs were also higher in line with the rising rate environment, however, on a relative basis our cost of funding in 2016 benefited from favorable investor demand for Consolidated obligation discount notes and floating-rate bonds.  Money market reforms require money funds to hold additional amounts of short-term investments.  Strong money market fund investor demand enabled us to issue discount notes and shorter-term floating-rate bonds at favorable sub-LIBOR spreads or at relatively lower yields than would be possible otherwise.  Net interest income in 2016 also benefited from higher average earning assets, which was $128.5 billion in 2016, up from $121.6 billion in 2015; higher earnings from advances was the primary driver.

Other Income (Loss) — Other Income/(loss) reported a gain of $6.9 million in the current year, compared to a gain of $24.5 million in the prior year.  Other Income/(Loss) were primarily Service fees, net gains and losses from Derivatives and hedging activities, net fair value gains and losses recorded on instruments elected under the Fair Value Option, and charges from early extinguishment of the FHLBank debt.

Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $13.8 million in the current year, compared to $12.1 million in the prior year.

Financial instruments carried at fair values reported a net valuation loss of $1.9 million in the current year, compared to a net gain of $9.9 million in the prior year. We have elected to account for certain consolidated obligation debt and advances under the Fair Value Option (“FVO”), and for these instruments, changes in the entire fair values of the instruments are recorded through earnings.  The debt instruments elected under the FVO were medium- and short-term in duration.  Advances elected under the FVO were primarily variable rate, medium- and short-term instruments.  Inter-period fluctuations of both instruments were caused largely by gains and losses in one period followed by reversals as the instruments approached maturity.  For more information, see financial statements, Fair Value Option disclosures in Note 17.  Fair Values of Financial Instruments.  Also see, Table 10.11 Other Income (Loss) and discussions, in this MD&A.

Derivative and hedging activities reported a net loss of $1.7 million in the current year, compared to a net gain of $12.6 million in the prior year, as summarized below:

Hedges that qualified for hedge accounting under ASC 815 reported valuation gains of $2.3 million in the current year, compared to valuation gains of $2.6 million in the prior year.

Derivatives (fair value changes of interest rate swaps, interest rate caps and floors, and net interest accruals) that did not qualify for hedge accounting reported a net loss of $4.0 million in the current year, compared to a net gain of $9.9 million in the prior year. Primary components are summarized below.

Fair value changes, excluding accruals, on standalone swaps reported a net gain of $7.6 million in the current year, compared to a net loss of $11.2 million in the prior year.

Net interest settlements (accruals) on standalone swaps were a net expense of $11.9 million in the current year, compared to a net income of $23.8 million in the prior year. Income and expenses accrued on swap coupons on standalone derivatives are reported as derivative gains and losses.

Fair value changes on interest rate caps in economic hedges of certain floating-rate investments reported a net gain of $0.3 million in the current year, compared to a net loss of $2.6 million in the prior year.

Debt repurchases and transfers in the current year reported a $3.6 million charge to earnings, compared to a $9.8 million charge in the prior year.

Other Expenses were $115.4 million in 2016, compared to $117.2 million in the prior year.  Other Expenses are Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $33.4 million in the current year, up from $29.8 million in the prior year.

•                  Compensation and benefits expenses were $69.1 million in the current year, down from $73.6 million in the prior year.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $12.9 million in the current year, compared to $13.7 million in the prior year.

AHP assessments allocated from net income were $44.8 million in the current year, compared to $46.2 million in the prior year.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

2015 Net Income compared to 2014

Net income in 2015 was $414.8 million, and increased by $99.9 million, or 31.7%, compared to 2014. The primary driver was the significant growth in Net interest income, which grew 24.7% to $554.2 million in 2015.

Net interest income, the principal source of Net Income in 2015 was $554.2 million, an increase of $109.7 million, or 24.7%, from 2014.  In 2015, a key driver was prepayment fee, which was a record $117.5 million ($7.4 million in 2014).  Net interest spread was 43 basis points in 2015, ten basis points higher compared to 2014.  Earning assets yielded 82 basis points in 2015, compared to 67 basis points in 2014; yield on cost of funding was 39 basis points in 2015, compared to 34 basis points in 2014.

Excluding the impact of prepayment fees from both years, Net Interest income was $436.7 million and Net income spread was 33 basis points in 2015 almost unchanged from 2014.

Other Income (Loss) — Other Income/(loss) reported a gain of $24.5 million in 2015, compared to a gain of $5.5 million in 2014.

•                  Service fees and other.  Revenues were $12.1 million in 2015, compared to $9.5 million in 2014.  Book of business of financial letters of credit has increased and the associated fee income increased $1.0 million.

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

•                  Debt repurchases and transfers in 2015 resulted in a $9.8 million charge to earnings, compared to $7.0 million in 2014.

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

Net Interest Income — 2016, 2015 and 2014

The following table summarizes Net interest income (dollars in thousands):

Table 10.2:                                Net Interest Income

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2016	2015	2014	2016	2015
Total interest income (a)	$1,360,847	$997,672	$836,154	36.40%	19.32%
Total interest expense (a)	804,437	443,515	391,690	(81.38)	(13.23)
Net interest income before provision for credit losses	$556,410	$554,157	$444,464	0.41%	24.68%

(a) Total Interest Income and Total Interest Expense — See Table 10.7 and 10.9 together with accompany discussions.

Net interest income for 2016 was $556.4 million, compared to $554.2 million in 2015 and $444.5 million in 2014.

Period-over-period changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, the impact of market interest rates on earnings assets and funding costs, net of the impact of the interest income and expense accruals on interest rate derivatives that qualified under hedge accounting rules.   Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free capital.  In the three year period, changes were also affected by significant prepayment fees of $117.5 million in 2015.

Setting aside the impact of prepayment fees, Net interest income was $538.4 million in 2016, compared to $436.7 million in 2015 and $437.1 million in 2014.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 40 basis points in 2016, 3 basis points lower than 2015 and 7 basis points higher than 2014.  Net interest margin, a measure of margin efficiency is measured as Net interest income divided by average earning assets, was 43 basis points in 2016, compared to 46 basis points in 2015 and 36 basis points in 2014.

Absent the impact of prepayment fees, Net interest spread was 39 basis points in 2016 compared to 33 basis points in 2015 and 32 basis points in 2014.  Net interest margin was 42 basis points in 2016, up from 36 basis points in 2015 and 35 basis points in 2014.  Absent the impact of prepayment fees, the significant increase in Net interest income and net spread and margin in 2016 was driven by two primary factors.  First, by the impact of higher market interest rates on interest yielding assets, specifically overnight investments (maintained for liquidity) and LIBOR indexed advances.  And, second, by the favorable funding environment for Consolidated obligation discount notes and short-term floating-rate notes. Changes in business volume were not a significant factor.  Earning assets averaged $128.5 billion in 2016, compared to $121.6 billion in 2015 and $125.0 billion in 2014.

Asset Yields

Interest income in 2016 grew to $1.4 billion, yielding 106 basis points, compared to $997.7 million at a yield of 82 basis points in 2015 and $836.2 million at yield of 67 basis points in 2014.  Recorded interest income and yields were net of the impact of interest rate swaps that “synthetically” converted certain fixed-rate advances to LIBOR-indexed variable-rate advances.  Setting aside the impact of prepayment fees, earning assets yielded 105 basis points in 2016, up from 72 basis points in 2015 and 66 basis points in 2014.  The primary factors driving changes in 2016 are summarized below:

Interest income from advances, which is the principal source of our revenues, was $919.9 million, and yielded 96 basis points in 2016, compared to $627.9 million in 2015, at a yield of 69 basis points and $478.7 million at a yield of 51 basis points in 2014.  Absent the impact of prepayment fees, interest income from advances was $902.0 million in 2016, up from $510.4 in 2015, an increase of $391.6 million, or 76.7%.

The significant growth in interest income was largely yield related, driven by the rising rate environment.  Variable-rate advances (ARCs), which are indexed to LIBOR re-price at short intervals, benefited from the rising LIBOR in the current year periods.  Short-term advances, which are fixed-rate and mature within short intervals, re-priced (when rolled over) to higher coupons at frequent intervals along an upward sloping yield curve.  Longer-term fixed-rate advances that were swapped to the 3-month LIBOR benefited from a rising LIBOR that generated higher net cash flows on the swaps.  The fixed-rate coupons on swapped fixed-rate advances are synthetically converted by the execution of interest rate swaps to LIBOR indexed variable-rate yields.  When the 3-month LIBOR rises, interest rate swaps hedging advances generate improved cash in-flows.  The 3-month LIBOR averaged 74 basis points in 2016 versus 32 basis points in 2015 and 23 basis points in 2014.  See Table 10.8: Impact of Interest Rate Swaps on Interest Income Earned from Advances, and accompanying discussions.

Interest income from federal funds and repurchase agreements in 2016 grew to $53.3 million, yielding 39 basis points, benefiting from higher overnight rates for interbank lending.  The comparable interest income in 2015 was $14.7 million at a yield of 12 basis points and $9.8 million at 7 basis points in 2014.

Interest income from investment securities, fixed- and floating-rate securities, was $299.1 million at a blended yield of 193 basis points in 2016, compared to $272.7 million at a yield of 186 basis points in 2015 and $275.1 million at a yield of 196 basis points in 2014.  Interest income and yields grew due to higher invested balances in the floating-rate portfolio of mortgage-backed securities.  At the same time, yields and revenues increased as the portfolio re-priced with the rising LIBOR, which is the primary index on the floating-rate securities.

Consolidated Obligation debt funding costs:

In 2016, Consolidated obligation debt coupons and costing yields have increased with the rising market interest rates.  Yet, investor demand for Consolidated obligation discount notes in 2016 was strong, and has tended to keep yields at favorable sub-LIBOR levels.  Floating-rate bonds have also been in demand by investors in 2016.  That too has driven down the relative cost of funding.  Sub-LIBOR spreads have widened and we have shifted funding mix to greater utilization of floating-rate bonds to fund our variable-rate assets.

Consolidated obligation bonds (“CO bonds” or “bonds”) — Interest expense on CO bonds, fixed- and floating-rate, was $581.9 million at a blended funding cost of 80 basis points in 2016, compared to $338.9 million at a funding cost of 49 basis points in 2015 and $318.7 million at a funding cost of 42 basis points in 2014.  Reported funding costs were net of the fair value hedge impact of interest rate swaps that “synthetically” converted a significant percentage of fixed-rate bonds to sub-LIBOR yields.  Floating-rate CO bonds issued and outstanding grew to $50.0 billion at December 31, 2016, up from $17.2 billion at December 31, 2015 and $7.9 billion at December 31, 2014.  Variable-rate balance sheet assets have increased, driving up the need for variable rate funding.  Investor demand for floating-rate CO bonds has made it attractive for us to fund our balance sheet assets with floaters, allowing us to diversify as a funding alternative to the issuance of discount notes.

Favorable changes in the cost of funding were partially offset by the impact of the rising 3-month LIBOR on swapped debt.  Higher LIBOR has tended to increase interest payments on swaps hedging fixed-rate debt.  Yields on swapped Consolidated bonds are synthetically converted (by the execution of interest rate swaps) to LIBOR indexed funding cost.  In 2016, the 3-month LIBOR was significantly higher, on average about 74 basis points, compared to 32 basis points in 2015 and 23 basis points in 2014.  See Table 10.10 - Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense, and accompanying discussions.

Consolidated obligation discount notes (“CO discount notes” or discount notes) — Interest expense on discount notes was $216.5 million at a funding cost of 47 basis points in 2016, compared to $102.9 million at a cost of 24 basis points in 2015 and $71.4 million at a cost of 18 basis points.

In 2016, money market funds increased their investments in consolidated obligations as a result of money market reforms.  While interest expense on discount notes has increased in a rising rate environment in the current year, investor demand has favorably impacted yields and pricing of CO discount notes.  Sub-LIBOR spreads have widened and funding costs have been lower than otherwise achievable.

Reported yields on discount note funding discussed above are weighted average cost after factoring the impact of cash flow hedges.  The “after swap” cost is higher than the actual yields on the notes.  Cash flow hedging programs have “synthetically” converted the 90-day variability of cash flows on $1.8 billion of discount note yields to long-term fixed swap rates.  The cash flow hedging assures us of long-term funding at a predictable rate.

Interest income from investing member capital — We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital was $7.0 billion in 2016 compared to $6.4 billion in 2015 and $6.6 billion in 2014.  In the past several years, opportunities for investing in short-term assets that met our risk/reward preferences had been limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the low prevailing overnight rates at financial institutions.  In the current year periods, market yields for overnight investments have improved.  For more information about factors that impact Interest income and Interest expense, see Table 10.3 and discussions thereto.  Also, see Table 10.5 Spread and Yield Analysis, and Table 10.6 Rate and Volume Analysis.

Impact of qualifying hedges on Net Interest income — 2016, 2015 and 2014

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 10.3:                                Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Years ended December 31,
	2016	2015	2014

Interest Income	$1,753,320	$1,886,472	$1,837,480
Net interest adjustment from interest rate swaps	(392,473)	(888,800)	(1,001,326)
Reported interest income	1,360,847	997,672	836,154

Interest Expense	860,772	625,652	607,752
Net interest adjustment from interest rate swaps and basis amortization	(56,335)	(182,137)	(216,062)
Reported interest expense	804,437	443,515	391,690

Net interest income	$556,410	$554,157	$444,464

Net interest adjustment - interest rate swaps	$(336,138)	$(706,663)	$(785,264)

GAAP compared to Economic — 2016, 2015 and 2014

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 10.4:                                GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Income Spread and Return on Earning Assets

	Years ended December 31,
	2016			2015			2014
	Amount	ROA	Net Spread	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$556,410	0.43%	0.40%	$554,157	0.46%	0.43%	$444,464	0.36%	0.33%
Interest (expense) income
Swaps not designated in a hedging relationship	(11,900)	(0.01)	(0.01)	23,724	0.02	0.02	14,748	0.01	0.01

Economic net interest income	$544,510	0.42%	0.39%	$577,881	0.48%	0.45%	$459,212	0.37%	0.34%

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

If viewed on an economic basis, interest accruals on such interest rate swaps would have reduced net interest income by $11.9 million in 2016, and would have increased net interest income by $23.7 million in 2015 and $14.7 million in 2014.  From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that executes interest rate swap hedges, converting fixed-rate exposures to LIBOR exposures, or creating fixed-rate cash flows; the execution of the business model and the strategy should be considered as a relevant measure of our interest margin performance, rather than as a derivative and hedging gain or loss.

Spread and Yield Analysis — 2016, 2015 and 2014

Table 10.5:                                Spread and Yield Analysis

	Years ended December 31,
	2016			2015				2014
		Interest				Interest				Interest
	Average	Income/		Average		Income/		Average		Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance		Expense	Rate (a)	Balance		Expense	Rate (a)
Earning Assets:
Advances	$96,200,603	$919,890	0.96%	$91,401,149		$627,866	0.69%	$93,549,502		$478,672	0.51%
Interest bearing deposits and others	456,464	1,655	0.36	967,228		1,343	0.14	1,291,158		1,019	0.08
Federal funds sold and other overnight funds	13,702,951	53,323	0.39	12,207,096		14,650	0.12	14,146,288		9,807	0.07
Investments	15,464,516	299,146	1.93	14,634,519		272,697	1.86	14,011,706		275,135	1.96
Mortgage loans held-for-portfolio	2,631,349	86,800	3.30	2,361,642		81,103	3.43	1,988,527		71,514	3.60
Loans to other FHLBanks	8,005	33	0.41	9,685		13	0.13	10,713		7	0.06

Total interest-earning assets	$128,463,888	$1,360,847	1.06%	$121,581,319		$997,672	0.82%	$124,997,894		$836,154	0.67%

Funded By:
Consolidated obligation bonds	$73,173,932	$581,900	0.80%	$69,167,574	(b)	$338,916	0.49	$76,569,560	(b)	$318,743	0.42%
Consolidated obligation discount notes	46,508,363	216,545	0.47	43,627,528		102,913	0.24	38,712,726		71,388	0.18
Interest-bearing deposits and other borrowings	1,428,394	4,375	0.31	1,204,833		866	0.07	1,698,735		634	0.04
Mandatorily redeemable capital stock	24,370	1,617	6.64	19,255		820	4.26	21,922		925	4.22

Total interest-bearing liabilities	121,135,059	804,437	0.66%	114,019,190		443,515	0.39%	117,002,943		391,690	0.34%

Other non-interest-bearing funds	302,431			1,136,104				1,438,469
Capital	7,026,398	—		6,426,025		—		6,556,482		—

Total Funding	$128,463,888	$804,437		$121,581,319		$443,515		$124,997,894		$391,690

Net Interest Income/Spread		$556,410	0.40%			$554,157	0.43%			$444,464	0.33%

Net Interest Margin (Net interest income/Earning Assets)			0.43%				0.46%				0.36%

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

Rate and Volume Analysis — 2016, 2015 and 2014

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 10.6:                                Rate and Volume Analysis

	For the years ended
	December 31, 2016 vs. December 31, 2015
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$34,496	$257,528	$292,024
Interest bearing deposits and others	(992)	1,304	312
Federal funds sold and other overnight funds	2,003	36,670	38,673
Investments	15,819	10,630	26,449
Mortgage loans held-for-portfolio	8,991	(3,294)	5,697
Loans to other FHLBanks	(3)	23	20

Total interest income	60,314	302,861	363,175

Interest Expense
Consolidated obligation bonds	20,672	222,312	242,984
Consolidated obligation discount notes	7,216	106,416	113,632
Deposits and borrowings	189	3,320	3,509
Mandatorily redeemable capital stock	256	541	797

Total interest expense	28,333	332,589	360,922

Changes in Net Interest Income	$31,981	$(29,728)	$2,253

	For the years ended
	December 31, 2015 vs. December 31, 2014
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(11,230)	$160,424	$149,194
Interest bearing deposits and others	(304)	628	324
Federal funds sold and other overnight funds	(1,499)	6,342	4,843
Investments	11,939	(14,377)	(2,438)
Mortgage loans held-for-portfolio	12,931	(3,342)	9,589
Loans to other FHLBanks	(1)	7	6

Total interest income	11,836	149,682	161,518

Interest Expense
Consolidated obligations-bonds	(32,739)	52,912	20,173
Consolidated obligations-discount notes	9,854	21,671	31,525
Deposits and borrowings	(225)	457	232
Mandatorily redeemable capital stock	(114)	9	(105)

Total interest expense	(23,224)	75,049	51,825

Changes in Net Interest Income	$35,060	$74,633	$109,693

Interest Income — 2016, 2015 and 2014

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 10.7:                                Interest Income — Principal Sources

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2016	2015	2014	2016	2015
Interest Income
Advances (a)	$919,890	$627,866	$478,672	46.51%	31.17%
Interest-bearing deposits (b)	1,655	1,343	1,019	23.23	31.80
Securities purchased under agreements to resell (c)	6,940	1,615	481	NM	NM
Federal funds sold (c)	46,383	13,035	9,326	NM	39.77
Trading securities	56	—	—	NM	NM
Available-for-sale securities (d)	8,662	8,411	10,733	2.98	(21.63)
Held-to-maturity securities (d)	290,428	264,286	264,402	9.89	(0.04)
Mortgage loans held-for-portfolio (e)	86,800	81,103	71,514	7.02	13.41
Loans to other FHLBanks	33	13	7	NM	85.71

Total interest income	$1,360,847	$997,672	$836,154	36.40%	19.32%

(a)                  Interest income from Advances — Interest income from advances in qualifying hedging relationships is recorded net of interest accruals on the interest rate swaps hedging the advances.  As a result, reported interest income would not necessarily be the same for advances if not in a qualifying hedge.  Table 10.8 summarizes the impact of interest rate swaps on advance interest income.  For hedged fixed-rate advances, interest income is synthetically converted to a LIBOR indexed yield.  Interest income from advances also includes net prepayment fees when members prepay advances ahead of their contractual maturities.

2016 compared to 2015— Reported Interest income from advances (including Prepayment Fees) increased in 2016 by $292.0 million, or 46.5%.  The increase has largely been driven by the rising interest rate environment in 2016.  Average balances increased by $4.8 billion in 2016, contributing $34.5 million in volume related incremental interest income.  The higher interest rate environment contributed $257.5 million in rate-related incremental interest income in 2016.  Weighted average yield on the advance portfolio, net of the impact of interest rate swap, was 96 basis points in 2016, compared to 69 basis points in 2015.  In a rising rate environment, when maturing short-term fixed-rate advances were replaced, the replacement advances were higher yielding.  The rising LIBOR also benefited advance yields in two primary ways.  Fixed-rate advances that were swapped to the 3-month LIBOR and synthetically converted to a variable-rate LIBOR indexed coupon (we receive LIBOR-indexed cash flows) benefited from a rising LIBOR.  Variable-rate advances (ARCs) indexed to LIBOR also yielded higher interest income in a rising LIBOR environment.

2015 compared to 2014 — Interest income from advances increased by $149.2 million, or 31.2% in 2015, primarily driven by $117.5 million in Prepayment fees, and also by the higher interest rate environment in 2015.  Average advance balances decreased by $2.1 billion in 2015, causing a decline of $11.2 million in interest income.  Weighted average yield on a swapped basis was 69 basis points in 2015, compared to 51 basis points in 2014, prepayment fees contributed largely to the favorable impact.

Key changes in 2016 from 2015 and in 2015 from 2014 are discussed below:

Longer term fixed-rate advances remained a significant component of the advance portfolio.  It averaged $45.4 billion in outstanding balances in 2016, yielding 180 basis points on an un-swapped basis, compared to a yield of 244 basis points on an average balance of $46.5 billion in 2015.  Typically, the longer-term fixed-rate advances are swapped to variable-rate indexed to the 3-month LIBOR.  On a swapped basis, the long-term fixed-rate portfolio yielded about 101 basis points in 2016, compared to about 57 basis points in 2015.  Yield decline year-over-year in 2016 on an un-swapped basis was primarily due to significant amounts of long-term advances that had been modified or prepaid and replaced by lower yielding advances in the fourth quarter of 2015.

2015 compared to 2014 — For the longer term fixed-rate advances, average balances remained almost unchanged.  On an un-swapped basis, yield was 244 basis points in 2015, compared to 266 basis points in 2014.  On a swapped basis, the long-term fixed-rate portfolio yield increased in 2015 to 57 basis points from 52 basis points in 2014.

Adjustable Rate Credit advances or ARC advances represented 39.1% of our advance portfolio at December 31, 2016 (par amount outstanding was $42.7 billion at December 31, 2016, up from $26.5 billion at December 31, 2015 and $32.0 billion at December 31, 2014).  ARCs yielded 94 basis points in 2016, up from 51 basis points in 2015 and 45 basis points in 2014.  ARCs, which are indexed to LIBOR, benefited from the higher LIBOR in the current year.  The average 3-month LIBOR was 74 basis points in 2016, up from 32 basis points in 2015 and 23 basis points in 2014.

Short-term fixed-rate Advances, which can have maturities from 2 days up to one year, represented 9.9% (par, $10.8 billion) of the advance portfolio at December 31 2016, compared to 12.4% (par, $11.6 billion) at December 31, 2015 and 10.3% (par, $10.0 billion) at December 31, 2014; short-term fixed-rate advances also benefited from the rising overnight and short-term interest rates in 2016, as maturing advances were replaced by higher yielding advances. This category yielded 73 basis points in 2016, compared to 47 basis points in 2015 and 41 basis points in 2014.

(b)                     Interest bearing deposits — Represents interest income earned on cash posted as collateral and margins to derivative counterparties. Yields on such deposits are based on the overnight federal funds effective rates, which is the earning index for cash collateral and margins.  Average yield was 36 basis points in 2016, compared to 14 basis points in 2015 and 8 basis points in 2014.  Average cash balances were lower in 2016 as we continue to execute derivatives as “clearable trades” through central clearing, enabling us to net positive and negative derivative contracts through a Derivative Clearing Organization and post lower cash balances.

(c)                      Interest income from investments in federal funds and other overnight funds — Interest income from investments in federal funds sold and overnight investments was $53.3 million in 2016, compared to $14.7 million in 2015 and $9.8 million in 2014.  The significant increase in 2016 was driven by the higher level of federal funds effective rates in 2016.  Weighted average yield from overnight investments was 39 basis points in 2016, up from 12 basis points in 2015 and 7 basis points in 2014.

Average invested balance was $13.7 billion in 2016, $12.2 billion in 2015, and $14.1 billion in 2014.

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

AFS portfolio — Mortgage-backed securities

The AFS portfolio of mortgage-backed securities were floating-rate GSE issued securities.  Interest income was $8.7 million in 2016, compared to $8.4 million in 2015 and $10.7 million in 2014.  Floating-rate MBS are indexed typically to the 1-month LIBOR, which had been at record lows in the prior years.  The 1-month LIBOR averaged 50 basis points in 2016.  In contrast, the average 1-month LIBOR was 20 basis points in 2015 and 16 basis points in 2014.  The all-in-yield (LIBOR plus the margin) earned from floating-rate MBS was 109 basis points in 2016, compared to 86 basis points in both 2015 and 2014.  The favorable impact of the higher LIBOR levels in 2016 was offset by the continued decline of the portfolio.  Average principal balance was $795.9 million in 2016, compared to $1.1 billion in 2015 and $1.4 billion in 2014.

Vintage higher margin floating-rate MBS continue to be paid down, adversely impacting yields and interest income in 2016.

HTM portfolio - Mortgage-backed securities (fixed and floating-rate securities), and Housing finance agency bonds

Fixed-rate MBS in the HTM portfolio earned $212.3 million in 2016, compared to $217.7 million in 2015 and $223.3 million in 2014.  Yields have been declining as vintage higher coupon fixed-rate MBS have paid down.  Market pricing for new issuances of highly-rated GSE securities generally remains unfavorable and yields low.  When new securities were acquired to replace paydowns, tight pricing adversely impacted yields and revenues.  Yields discussed do not include the impact of credit and non-credit OTTI and accretable yield under GAAP, as we believe a discussion of economic yields may enhance readers’ understanding of market conditions.

The yield on fixed-rate MBS was 299 basis points in 2016, compared to 329 basis points in 2015 and 335 basis points in 2014.  Volume, as measured by average outstanding principal balance was $7.1 billion in 2016, compared to $7.2 billion in 2015 and 2014, with acquisitions just keeping pace with paydowns.  The impact of a substantially unchanged volume of investment securities and a declining portfolio of high-yielding vintage securities explain the gradual decline in interest income.

Floating-rate MBS in the HTM portfolio earned $65.8 million in 2016, compared to $37.0 million in 2015 and $33.0 million in 2014.  Floating-rate MBS are indexed typically to the 1-month LIBOR.  Growth in revenue was driven by the increase in the portfolio, and by the higher LIBOR levels as the portfolio re-priced to higher yields.  Average principal balance was $6.8 billion, yielding 99 basis points in 2016, compared to average principal balance of $5.6 billion that yielded 73 basis points in 2015 and $4.6 billion that yielded 78 basis points in 2014.  Market yields for newly issued floating-rate commercial mortgage-backed securities (“CMBS”) have improved in the 2016 periods, and acquisitions were made when the yields justified our risk-reward targets.

Housing finance agency bonds

Interest income from housing finance agency bonds (“HFA bonds”) was $9.3 million in 2016, compared to $6.3 million in 2015 and $6.5 million in 2014.  HFA bonds are primarily floating-rate securities indexed to LIBOR, and yields benefited from the higher LIBOR as the bonds re-priced to higher yields.  Invested balance was $1.1 billion at December 31, 2016, compared to $825.1 million at December 31, 2015 and $813.1 million at December 31, 2014.

(e)                   Interest income from mortgage loans — Interest income from MPF loans was $86.8 million in 2016, up a little from $81.1 million in 2015 and $71.5 million in 2014.  Average outstanding balances grew to $2.6 billion in 2016, up a little from $2.4 billion in 2015 and $2.0 billion in 2014.  Yield on the portfolio continuously declined in 2016, primarily due to competitive pricing that drove down coupons.  Yield was 330 basis points in 2016, compared to 343 basis points in 2015 and 360 basis points in 2014.

NM — Not meaningful.

Impact of hedging on Interest income from advances — 2016, 2015 and 2014

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 10.8:                                Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Years ended December 31,
	2016	2015	2014
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$1,312,363	$1,516,666	$1,479,998
Net interest adjustment from interest rate swaps (a)	(392,473)	(888,800)	(1,001,326)
Total Advance interest income reported	$919,890	$627,866	$478,672

(a)               Certain fixed-rate advances are hedged by the execution of interest rate swaps that created synthetic floaters (Fair value hedge).  The cash flows exchanged resulted in net interest expense charged to advance income of $392.5 million, $888.8 million and $1.0 billion in 2016, 2015 and 2014.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The difference between the two cash exchanges determines the net interest adjustments, which declines as it did (favorably) in the current year period, when the pay and receive cash flows converge.

The higher LIBOR level that we received in the current year period was one factor that narrowed the unfavorable expense adjustment in 2016 compared to prior years.  Additionally, in the prior year, certain long-term high fixed coupon swaps had been modified to lower fixed-rate coupons and re-hedged in the second half of 2015 in parallel with advance modifications or had been prepaid and replaced by advances with lower fixed-rate coupons and re-hedged.  The spread narrowed between the fixed-rate coupon payments and the 3-month LIBOR received on the modified swaps or the swaps executed to hedge replacement advances.

Interest Expense — 2016, 2015 and 2014

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 10.9:                                Interest Expenses — Principal Categories

				Percentage	Percentage
	Years ended December 31,			Change	Change
	2016	2015	2014	2016	2015
Interest Expense
Consolidated obligations bonds (a)	$581,900	$338,916	$318,743	(71.69)%	(6.33)%
Consolidated obligations discount notes (a)	216,545	102,913	71,388	NM	(44.16)
Deposits (b)	3,091	455	579	NM	21.42
Mandatorily redeemable capital stock (c)	1,617	820	925	(97.20)	11.35
Cash collateral held and other borrowings (d)	1,284	411	55	NM	NM

Total interest expense	$804,437	$443,515	$391,690	(81.38)%	(13.23)%

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

Consolidated bonds funded 57.0% of average earning assets in 2016, compared to 56.9% in 2015 and 61.3% in 2014.  Consolidated discount notes funded 36.2% of average earning assets in 2016, compared to 35.9% in 2015 and 31.0% in 2014.  The mix between the use of consolidated obligation fixed-rate bonds and floating-rate bonds is another asset/liability consideration that will impact the period-over-period changes in recorded interest expense.  The level of pricing of consolidated obligation debt will determine changes in funding costs and interest expense.  For swapped debt, period-over-period changes in LIBOR and changes in the spread between debt yields and prevailing LIBOR will also have an impact on funding costs.

While the cost of funding in 2016 was higher in line with the rising market interest rates, strong investor demand for discount notes and shorter-term floating-rate bonds had a favorable impact on our funding costs.  As discussed below, we made a shift in our liability mix, increasing the utilization of floating-rate notes to fund our growing volume of floating-rate assets.  Utilization of discount notes was on average held to prior year levels; however, the weighted average yield paid in 2016 was more favorable from a sub-LIBOR perspective.  These factors have tended to partially counterbalance the impact on cost of funds of a rising interest rate environment.

Consolidated obligation bonds (“CO bonds” or “bonds”) — Aggregate interest expense on fixed- and floating-rate CO bonds in 2016 was $581.9 million at a funding yield of 80 basis points, compared to $338.9 million in 2015 at a funding yield of 49 basis points and $318.7 million at a funding yield of 42 basis points.  The reported debt expense and funding yields were net of the impact of hedging fixed-rate CO bonds that create synthetic LIBOR indexed interest expense.

Interest expense on fixed-rate bonds — Interest expense was $393.4 million at a funding yield of 96 basis points in 2016, compared to $318.7 million at a funding yield of 55 basis points in 2015 and $303.8 million at a funding yield of 47 basis points in 2014.    Interest expense and funding yields were the blended cost of swapped and un-swapped fixed-rate bonds.  On a swapped basis, the weighted average funding yield of swapped fixed-rate bonds was about 62 basis points in 2016, compared to 18 basis points in 2015 and 12 basis points in 2014.  Higher LIBOR has tended to drive up the cost of bonds on a swapped basis as we pay LIBOR indexed cash flows, and in exchange we receive fixed-rate cash flows.  On a swapped basis, the cost of funding will tend to be in line with fluctuations in the LIBOR yield curve, as the fixed-rate bonds are synthetically converted to a LIBOR indexed yield.

While short-term strong investor demand has tended to keep coupons relatively attractive on Consolidated obligation debt, market clearing yields on longer maturity bonds have remained unfavorable.

Interest expense on floating-rate bonds — Interest expense was $188.5 million in 2016, compared to $20.2 million in 2015 and $14.9 million in 2014.  Increase in interest expense on floating-rate bonds was primarily driven by increased utilization of floating-rate bonds in 2016.  As discussed previously, while yields paid on floating-rate bonds have increased due to the higher interest rate environment in 2016, the cost of funding on a relative basis was favorable, primarily as a result of increased investor appetite for floaters.  Floating-rate bonds funded 24.7% of average earning assets in 2016, compared to 8.6% in 2015 and 9.7% in 2014.  The mix between the use of fixed-rate bonds and floating-rate bonds is an asset/liability management consideration, partly determined by the interest rate profile of assets that are being funded, and partly by the pricing of variable-rate debt, relative to alternative funding vehicles, such as discount notes or callable bonds with short lock-out periods to first call.  Higher LIBOR in 2016 was also a factor driving up the cost of floating-rate funding, which was indexed to LIBOR.  Weighted average funding cost of floating-rate CO bonds was 59 basis points in 2016, compared to 19 basis points in 2015 and 12 basis points in 2014, the increase in line with the rising LIBOR.

Consolidated obligation discount notes — As discount notes are short term funding, one year or less.  Discount notes are typically issued at a small premium over equivalent maturity U.S. Treasury bills.  Discount notes do not make interest payments; instead the note is matured at a par value below the issuance price, and the difference between issuance price and par is used to “accrete” to par and to calculate the yield.  Discount note yields have been favorable in 2016 with money market investor demand driving yields down.  Sub-LIBOR spreads widened, potentially improving net interest margin when used as a funding instrument.  These favorable factors partly offset the unfavorable impact of the general increase in rates in the current year periods.

Interest expense on discount notes was $216.5 million in 2016, compared to $102.9 million in 2015 and $71.4 million in 2014.  Interest expense included the impact of interest rate swaps in a qualifying cash flow hedge program in which $1.8 billion of discount notes are hedged, synthetically converting the variability of cash flows of discount notes to fixed-rate cash flows.  On such interest rate swaps, the long-term fixed-rate payments we make are significantly higher than the 3-month LIBOR that we receive.  As a result, the strategy increases the overall cost of funding, but assures us of achieving a predictable long-term cost of funds, and locking in future margins.  The synthetic conversion to fixed-rate cash flows resulted in interest expense of $34.9 million in 2016, decreased from $36.2 million in 2015 and $35.1 million in 2014.  On a swapped basis, the weighted average cost was 47 basis points in 2016, compared to 24 basis points in 2015 and 18 basis points in 2014.  On an un-swapped basis, the yield paid on consolidated obligation discount notes was 39 basis points in 2016, up from 15 basis points in 2015 and 9 basis points in 2014.

(b)         Interest expense on deposits — The FHLBNY takes deposits from members as a service to its members, and such deposits are not a significant source of funds.  Interest expense on deposits was $3.1 million in 2016, compared to $0.5 million in 2015 and $0.6 million in 2014.  Interest expense increased in 2016, primarily due to increases in the overnight deposit rates paid to members on their deposits.  Average deposit balances increased in 2016 to $1.4 billion, compared to $1.2 billion in 2015 and $1.7 billion in 2014.

(c)          Mandatorily redeemable capital stock — Holders of mandatorily redeemable capital stock are paid dividends at the same rate as all member stockholders.  The dividend payments are classified as interest payments to conform to accounting rules with respect to the classification of such dividends.  Reported interest expense has increased in 2016 periods, in line with increases in the dividend rate paid on capital stock held by members and non-members, and by increases in the average balances of capital stock held by non-members.  For more information about non-member stock, see Note 13. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the Bank’s most recent Form 10-K filed on March 21, 2016.

(d)         Cash collateral and other borrowings — Represents interest paid on cash collateral received from swap counterparties.  Period-over-period increases in 2016 were due to increases in the overnight federal funds effective rates, the primary index associated with the deposit rates.

NM — Not meaningful.

Impact of Hedging on Interest Expense on Debt — 2016, 2015 and 2014

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 10.10:                         Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Years ended December 31,
	2016	2015	2014
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$673,143	$557,215	$569,948
Discount notes-Interest expense before adjustment for swaps	181,637	66,751	36,245
Amortization of basis adjustments	(3,076)	(2,223)	(58)
Net interest adjustment for interest rate swaps (a)	(53,259)	(179,914)	(216,004)
Total bonds and discount notes-Interest expense	$798,445	$441,829	$390,131

(a)         Certain fixed-rate bonds are hedged by interest rate swaps that create synthetic floating-rate bonds (Fair value hedge).  Future issuances of certain discount note issuances are hedged by long-term interest rate swaps that create synthetic fixed-rate future cash flows (Cash flow hedge).  The cash flows exchanged resulted in net favorable interest accruals of $53.3 million, $179.9 million and $216.0 million in 2016, 2015 and 2014.  A fair value hedge of consolidated obligation bonds and discount notes is accomplished by the execution of interest rate swaps in which we receive fixed-rate cash flows, and pay LIBOR-indexed variable cash flows.  A cash flow hedge of discount notes is accomplished by the execution of interest rate swaps in which we pay fixed-rate cash flows, and receive LIBOR-indexed variable rate cash flows. The difference between the receive leg and pay leg of the cash exchanges determines the net interest adjustments; such adjustments decline, as it did in the current year period when the pay and receive cash flows converge.  The higher LIBOR level that we have paid in the current year was a primary factor that narrowed the favorable adjustments in 2016 compared to prior years. The net cash flows for the FHLBNY have been generally favorable in the periods in this report, reducing the cost of funding to a LIBOR basis.  If in future periods, LIBOR rises to levels above the fixed-rate contracts, the net cash flows (exchanged between the swap counterparty and the FHLBNY) would become unfavorable.

Allowance for Credit Losses — 2016, 2015 and 2014

•                  Mortgage loans held-for-portfolio — Provision for credit allowances was $2.0 million in 2016, compared to $0.5 million in 2015, and a recovery of $0.6 million in 2014.  The increase in the provision in 2016 resulted from a refinement and adoption of the loan loss migration methodology in the first quarter of 2016.

We evaluate impaired conventional mortgage loans on an individual (loan-by-loan) basis, and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to calculate/measure credit losses on impaired loans.  Loans are considered impaired when they are seriously delinquent (typically 90 days or more) or in bankruptcy or foreclosure, and loan loss allowances are computed at that point.  For such loans, the FHLBNY believes it is probable that we will be unable to collect all contractual interest and principal in accordance with the terms of the loan agreement.  We also perform a loss migration analysis to collectively measure impairment of loans that have not already been individually evaluated for impairment.  FHA/VA (Insured mortgage loans) guaranteed loans are also evaluated collectively for impairment based on the credit worthiness of the PFI, and no allowance was deemed necessary.

The low amounts of provisions for credit allowances are consistent with our historical experience with foreclosures or losses.  Additionally, collateral values of impaired loans have continued to remain steady and have improved in the New York and New Jersey sectors, and the low loan loss reserves were reflective of the stability in home prices in our residential loan markets.  For more information, see financial statements Note 9 Mortgage Loans Held-for-Portfolio.

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

Analysis of Non-Interest Income (Loss) — 2016, 2015 and 2014

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 10.11:                         Other Income (Loss)

	Years ended December 31,
	2016	2015	2014

Other income (loss):
Service fees and other (a)	$13,824	$12,096	$9,516
Instruments held at fair value - Unrealized (losses) gains (b)	(1,854)	9,872	2,592
Total OTTI losses	(113)	(394)	—
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	(118)	188	—
Net impairment losses recognized in earnings (c)	(231)	(206)	—

Net realized and unrealized (losses) gains on derivatives and hedging activities (d)	(1,721)	12,557	117
Net gains on trading securities	142	—	—
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities	250	—	300
Losses from extinguishment of debt (e)	(3,557)	(9,794)	(7,046)
Total other income (loss)	$6,853	$24,525	$5,479

(a)

Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, and fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members. Fees earned from commitments and financial letters of credit, a primary component of Service fees, were $10.4 million in 2016, up from $9.4 million and $8.5 million in 2015 and 2014.

(b)

Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net fair value losses of $1.9 million in 2016, compared to net gains of $9.9 million and $2.6 million in 2015 and 2014. Fluctuations in fair values were impacted by changes in the notional amounts of debt and advances elected under the FVO, the remaining duration to maturity, and changes in the term structure of the pricing curve. For more information, see discussions below and also see financial statements, FVO disclosures in Note 17. Fair Values of Financial Instruments.

FVO Advances — Changes in fair values of advances elected under the FVO reported net gains of $12.7 million in 2016, compared to net losses of $2.3 million and $0.6 million in 2015 and 2014. Advances elected under the FVO were primarily adjustable rate advances (ARC advances) indexed to LIBOR. ARC advances are valued by discounting the cash flows based on the cost of funds curve (the “Consolidated obligations curve” or the “CO curve”). At December 31, 2016, the forward LIBOR yield was steeper, relative to the forward LIBOR in the periods the advances were issued, contributing to favorable change in fair values. In the same time period, the sub-LIBOR spread between the CO pricing curve and LIBOR widened. When the sub-LIBOR spread of the CO curve to LIBOR remains unchanged in a period, fair values remain close to par as the ARC advances re-price quarterly to the then prevailing LIBOR. When that spread widens, as it did at December 31, 2016, FVO advances gain in value.

Notional amounts of Advances elected under the FVO have grown to $9.9 billion at December 31, 2016, compared to $9.5 billion and $15.7 billion at December 31, 2015 and 2014. The volume of advances, as measured by notional amounts designated under the FVO, was not a significant factor in the change in fair values.

FVO Bonds — Changes in fair values of bonds elected under the FVO resulted in a net loss of $10.2 million, compared to net gains of $8.5 million and $2.2 million in 2015 and 2014. Notional amounts of FVO bonds were $2.1 billion at December 31, 2016, $13.3 billion and $19.5 billion at December 31, 2015 and 2014. FVO bonds were fixed-rate with original maturities that were generally two years or less. As bonds matured in 2016, unrealized fair value losses recorded in a previous period reversed to zero. New transactions recorded as FVO appreciated in value at December 31, 2016 inversely to the rise in the market observed CO rate, the cost of funds pricing curve for FVO Consolidated obligation bonds.

FVO Discount notes — Changes in fair values of discount notes elected under the FVO reported a net loss of $4.4 million in 2016, compared to net gains of $3.7 million and $0.9 million in 2015 and 2014 primarily due to the steepening of the discount note yield curve. Fair values of discount note debt report unrealized gains as the market observable rates rise. Inter-period fluctuations in fair value are very typical as discount notes mature within a year of issuance. Discount notes issued in a quarter are likely to mature in subsequent quarters, causing previously recorded unrealized gains and losses to reverse to zero. Notional amounts of discount notes elected under the FVO were $12.2 billion at December 31, 2016, compared to $12.5 billion and $7.9 billion at December 31, 2015 and 2014.

(c)

Net impairment losses recognized in earnings on held-to-maturity securities — Cash flow analyses in the current year period in this report identified immaterial deterioration in the performance parameters of a small number of previously impaired private-label MBS. Credit OTTI charged to earnings was $231 thousand and $206 thousand in 2016 and 2015. No credit OTTI was recorded in 2014.

(d)	Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 10.14 and accompanying discussions for more information.

(e)

Earnings Impact of Debt repurchased or transferred — Par amount of $201.0 million of CO bonds were repurchased or transferred at a loss of $3.6 million, compared to charges of $9.8 million and $7.0 million in 2015 and 2014. Debt repurchased or transferred is executed at negotiated market rates. See Table 10.12 for more information.

The following table summarizes debt repurchase and transfer activities, and redemption of HTM security (in thousands):

Table 10.12:                         Debt Repurchases and Transfers, and HTM security redemption

	Years ended December 31,
	2016		2015		2014
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)

Redemption of Housing Finance Agency (a)	$—	$—	$—	$—	$15,000	$300
Repurchases of CO Bonds	$200,915	$(3,557)	$45,614	$(1,975)	$56,811	$(438)
Transfer of CO Bonds to Other FHLBanks	$—	$—	$79,963	$(7,819)	$58,968	$(6,608)

(a)         In 2014, the issuer of certain housing finance agency bonds, which were classified as HTM, redeemed bonds at cash prices in excess of book values and gains were recorded.

The following table summarizes unrealized gains in the trading portfolio at December 31, 2016 (in thousands):

Table 10.13:                         Net Gains (Losses) on Trading Securities

(In thousands)	December 31, 2016
Net unrealized gains (losses) on trading securities held at period-end	$142
Net unrealized gains (losses) on trading securities	$142

Securities classified as trading are held for liquidity purposes and carried at fair value.  We record changes in the fair value of these investments through other income as net unrealized (losses) gains on trading securities.  FHFA regulations prohibit trading in or the speculative use of these instruments and limit the credit risks we have from these instruments.

Earnings Impact of Derivatives and Hedging Activities — 2016, 2015 and 2014

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

Generally for the FHLBNY, derivative and hedging gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Typically, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For both categories, derivatives that are standalone, and derivatives and hedged items that qualify under hedge accounting rules, fair value gains and losses are unrealized and sum to zero if held to maturity.  Interest accruals on standalone derivatives are considered as hedging gains or losses on standalone hedges, and realized at the periodic accrual settlement dates.  For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 8.1 — 8.4.

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 10.14:                         Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	December 31, 2016
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(392,473)	$—	$(273)	$91,243	$(34,908)	$—	$—	$(336,411)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	1,360	—	—	882	—	—	—	2,242
Gains on cash flow hedges	—	—	—	58		—	—	58
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(3,039)	—	—	2,252	345	—	—	(442)
Net gains (losses) on swaps and caps in other economic hedges	261	34	(530)	(3,428)	(492)	281	295	(3,579)
Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(1,418)	34	(530)	(236)	(147)	281	295	(1,721)

Total earnings impact	$(393,891)	$34	$(803)	$91,007	$(35,055)	$281	$295	$(338,132)

	December 31, 2015
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(888,800)	$—	$(427)	$218,299	$(36,162)	$—	$—	$(707,090)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(5,939)	—	—	8,868	—	—	—	2,929
(Losses) on cash flow hedges	—	—	—	(284)	—	—	—	(284)
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	58	—	—	7,645	5,768	—	—	13,471
Net (losses) gains on swaps and caps in other economic hedges	(79)	—	(137)	(764)	—	(2,619)	40	(3,559)
Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(5,960)	—	(137)	15,465	5,768	(2,619)	40	12,557

Total earnings impact	$(894,760)	$—	$(564)	$233,764	$(30,394)	$(2,619)	$40	$(694,533)

	December 31, 2014
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Total
Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(1,001,326)	$—	$(368)	$251,205	$(35,143)	$—	$—	$(785,632)
Net realized and unrealized gains (losses) on derivatives and hedging activities
(Losses) gains on fair value hedges	(622)	—	—	6,238	—	—	—	5,616
Gains on cash flow hedges	—	—	—	51	—	—	—	51
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	—	—	—	10,740	1,690	—	—	12,430
Net gains (losses) on swaps and caps in other economic hedges	74	—	1,027	559	—	(19,657)	17	(17,980)
Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(548)	—	1,027	17,588	1,690	(19,657)	17	117

Total earnings impact	$(1,001,874)	$—	$659	$268,793	$(33,453)	$(19,657)	$17	$(785,515)

(a)             Yield adjustments — The impact of amortization/accretion and interest accruals on hedging activities — Previously recorded hedge valuation basis on advances and debt that are no longer in a hedging relationship are amortized and recorded as a yield adjustment in the Statements of income in the same interest income or expense line as the hedged items.  Interest accrual on a swap in a qualifying hedge relationship is also recorded as a yield adjustment in the Statements of income as an Interest income or Interest expense.  Together, their impact due to hedging activities, specifically the impact of swap interest accruals on net interest margin and on Net interest income was significant.  In 2016, net swap accruals and amortization resulted in a net charge (expense) to Net interest income of $336.4 million, compared to $707.1 million and $785.6 million in 2015 and 2014.  See Table 10.8 “Impact of Interest Rate Swaps on Interest Income Earned from Advances” and Table 10.10 “Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense” for a discussion on changes year-over-year.  Interest accrued represents interest paid or received on swaps that generally hedged and synthetically converted fixed-rate cash flows of Advances and Consolidated obligation debt to floating-rate.  In certain instances, we have converted the variability of forecasted discount note cash flows to fixed-rate cash flows by the execution of cash flow hedges.

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

Derivatives and hedging activities reported net fair value losses of $1.7 million in 2016, compared to net fair value gains of $12.6 million and $0.1 million in 2015 and 2014.

Primary drivers are discussed below:

Qualifying hedging

•                    Fair value gains and losses on Fair value hedges — Fair value hedges reported hedge ineffectiveness of a net gain of $2.2 million in 2016, compared to net gains of $2.9 million and $5.6 million in 2015 and 2014.  We do not consider recorded hedge ineffectiveness to be significant relative to more than $63.3 billion in notional amounts of derivative transactions outstanding in fair value hedging relationships in each period in this report.  The small amounts of hedge ineffectiveness were consistent with our hedging strategy of closely matching our derivatives with hedged advances and debt.

•                    Fair value gains and losses on Cash flow hedges — We have two primary cash flow hedging strategies — a rollover cash flow strategy that hedges the variability of long-term issuances of discount notes, and a strategy that mitigates the risk arising from anticipated issuances of debt.  No ineffectiveness has been observed or recorded in the rollover strategy.  Ineffectiveness from hedging anticipated issuances of debt resulted in insignificant amounts of ineffectiveness gains of less than $0.1 million in 2016, compared to a loss of $0.3 million in 2015 and less than $0.1 million gains in 2014.

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

Standalone derivatives reported net fair value losses of $4.0 million in 2016, compared to a net gain of $9.9 million in 2015 and a net loss of $5.6 million in 2014.

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

Valuation changes on interest rate swaps designated in economic hedges of debt elected under the FVO reported a net gain of $8.1 million in 2016, compared to net losses of $11.6 million and $1.2 million in 2015 and 2014.

Valuation changes of interest rate swaps designated in economic hedges of advances elected under the FVO reported a net fair value loss of $1.9 million in 2016, compared to a net gain of $1.9 million in 2015.  No swaps had been designated in 2014 in hedges of FVO advances.

Valuation changes of interest rate caps, designated as standalone derivatives in economic hedges of floating-rate capped MBS reported fair value gains of $0.3 million in 2016, compared to net losses of $2.6 million and $19.7 million in 2015 and 2014.  The fair values of interest rate caps will decline if long-term swap rates decline or volatility of swap rates decline; fair values will increase when long-term rates rise or volatility of rates increase.  The interest rate caps are expected to mitigate the cash flow risk exposure of capped floating-rate MBS in a rising interest rate environment.

•                    Interest accruals on standalone derivatives — Interest accruals are also a component of derivatives and hedging activities when the swaps are designated as standalone (in economic hedges of assets, liabilities or the balance sheet).  Net interest accrual resulted in a net expense of $11.9 million in 2016, compared to a net income of $23.8 million and $14.9 million in 2015 and 2014.  When net accrual is an expense, it represents payments to swap counterparties that exceed the payments received by the FHLBNY.  Interest rate swaps in economic hedges of debt elected under the FVO were structured for us to pay LIBOR indexed cash flows and to receive fixed-rate cash flows.  Interest rate swaps in economic hedges of advances elected under the FVO were structured for us to pay fixed-rate cash flows, and in return receive variable-rate cash flows.

The policy election, to record accruals on standalone derivatives as a component of derivatives and hedging activities in Other income, only affects the reporting classification of accruals and has no impact on Net income.  If the swap was in an ASC 815 hedging relationship, the interest rate swap accruals would have been recorded in Net interest income.

For more information, also see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 16. Derivatives and Hedging Activities.

Impact of Cash flow hedging on earnings and AOCI — 2016, 2015 and 2014

Derivative gains and losses reclassified from AOCI to current period income — The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 10.15:                         Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Years ended December 31,
	2016	2015	2014
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(91,037)	$(86,667)	$(30,983)
Net hedging transactions (a)	41,892	(7,143)	(58,586)
Reclassified into earnings	2,127	2,773	2,902
End of period (b)	$(47,018)	$(91,037)	$(86,667)

(a)         Net hedging transactions represented changes in valuations recorded through AOCI.  Valuation changes resulted in a net gain of $41.9 million in 2016.  In 2015 and 2014, valuation losses of $7.1 million and $58.6 million were recorded.  Valuation gains and losses were associated with the two cash flow programs discussed below, but primarily represented changes in fair values of swaps in the discount note cash flow hedging program.

(b)         End of period balances represent fair value losses (effective portion) of contracts that were open at period end.  Ineffectiveness, if any associated with the open contracts was de minimis.  For more information, see table: Cash Flow hedges — Fair Value changes in AOCI Rollforward Analysis in financial statements Note 16.  Derivatives and Hedging Activities.

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

For more information, see financial statements, Note 16.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2016, 2015 and 2014

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 10.16:                         Operating Expenses, and Compensation and Benefits

	Years ended December 31,
	2016	Percentage of Total	2015	Percentage of Total	2014	Percentage of Total
Operating Expenses (a)
Occupancy	$4,365	13.06%	$4,352	14.60%	$4,190	15.49%
Depreciation and leasehold amortization	3,462	10.36	3,673	12.33	3,443	12.73
All others (b)	25,602	76.58	21,774	73.07	19,421	71.78
Total Operating Expenses	$33,429	100.00%	$29,799	100.00%	$27,054	100.00%

Employee compensation	$38,463	55.66%	$33,992	46.16%	$32,496	54.67%
Employee benefits	30,642	44.34	39,647	53.84	26,946	45.33
Total Compensation and Benefits	$69,105	100.00%	$73,639	100.00%	$59,442	100.00%
Finance Agency and Office of Finance (c)	$12,859		$13,733		$14,050

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

Assessments — 2016, 2015 and 2014

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Item 1 Business in this Form 10-K.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 11.1:                                Affordable Housing Program Liabilities

	Years ended December 31,
	2016	2015	2014
Beginning balance	$113,352	$113,544	$123,060
Additions from current period’s assessments	44,752	46,182	35,094
Net disbursements for grants and programs	(33,042)	(46,374)	(44,610)
Ending balance	$125,062	$113,352	$113,544

AHP assessments allocated from net income totaled $44.8 million in 2016, compared to $46.2 million and $35.1 million in 2015 and 2014.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Item 7A.                                                  Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Management.  Market risk or interest rate risk (“IRR”) is the risk of change to market value or future earnings due to a change in the interest rate environment.  IRR arises from the Banks operation due to maturity mismatches between interest rate sensitive cash-flows of assets and liabilities.  As the maturity mismatch increases so does the level of IRR.  The Bank has opted to retain a modest level of IRR which allows for the preservation of capital value while generating steady and predictable income.  Accordingly, 85% of the balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities.  A conservative and limited maturity gap profile of asset and liability positions protect our capital from changes in value arising from interest rate and rate volatility environment.

The desired risk profile is primarily affected by the use of interest rate exchange agreements (“Swaps”).  All the LIBOR-based advances and long-term advances are swapped to 1- or 3-month LIBOR. Advances with adjustable rates are tailored to reset to a LIBOR index while long-term consolidated obligations are swapped to 1- or 3-month LIBOR.  These features create a relatively steady income that changes in concert with prevailing interest rate changes to maintain a spread to short-term rates.

Although the Bank maintains a conservative IRR profile, income variability does arise from structural aspects our portfolio.  These include: embedded prepayment rights, basis risk on asset and liability positions, yield curve risk, and liquidity and funding needs.  These varied risks are controlled by monitoring IRR measures including re-pricing gaps, duration of equity (“DOE”), value at risk (“Vary”), net interest income (“NII”) at risk, key rate durations (“KRD”), and forecasted dividend rates.

Risk Measurements.  Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, rates at December 2015, March 2016, June 2016, September 2016 and December 2016 were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the fourth quarter of 2015 and the fourth quarter of 2016):

	Base Case DOE	-200bps DOE	+200bps DOE
December 31, 2016	0.10	N/A	0.77
September 30, 2016	-0.57	N/A	0.50
June 30, 2016	-1.08	N/A	0.60
March 31, 2016	-0.80	N/A	0.36
December 31, 2015	-0.61	N/A	0.84

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

One Year Re-pricing Gap
December 31, 2016	$5.631 Billion
September 30, 2016	$6.108 Billion
June 30, 2016	$5.994 Billion
March 31, 2016	$5.659 Billion
December 31, 2015	$5.640 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2015 and the fourth quarter of 2016):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
December 31, 2016	N/A	4.78%
September 30, 2016	N/A	3.18%
June 30, 2016	N/A	7.99%
March 31, 2016	N/A	9.55%
December 31, 2015	N/A	5.01%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the fourth quarter of 2015 and the fourth quarter of 2016):

	Down-shock Change in MVE	+200bps Change in MVE
December 31, 2016	N/A	-1.01%
September 30, 2016	N/A	-0.15%
June 30, 2016	N/A	0.07%
March 31, 2016	N/A	0.35%
December 31, 2015	N/A	-0.49%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of December 31, 2016 and December 31, 2015 (in millions):

	Interest Rate Sensitivity
	December 31, 2016
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$15,227	$126	$439	$371	$1,797
MBS investments	8,581	339	2,287	2,334	2,129
Adjustable-rate loans and advances	42,781	—	—	—	—
Net unswapped	66,589	465	2,726	2,705	3,926

Liquidity trading portfolio	—	131	—	—	—
Swaps hedging investments	131	(131)	—	—	—
Net liquidity trading portfolio	131	—	—	—	—

Fixed-rate loans and advances	24,780	5,321	24,977	8,220	3,162
Swaps hedging advances	38,704	(4,419)	(23,309)	(7,876)	(3,100)
Net fixed-rate loans and advances	63,484	902	1,668	344	62
Loans to other FHLBanks	255	—	—	—	—
Total interest-earning assets	$130,459	$1,367	$4,394	$3,049	$3,988

Interest-bearing liabilities:
Deposits	$1,569	$4	$—	$—	$—

Discount notes	49,034	324	—	—	—
Swapped discount notes	(1,839)	—	—	971	868
Net discount notes	47,195	324	—	971	868

Consolidated Obligation Bonds
FHLBank bonds	53,906	11,352	13,791	2,115	3,198
Swaps hedging bonds	21,045	(9,200)	(10,787)	(293)	(765)
Net FHLBank bonds	74,951	2,152	3,004	1,822	2,433

Total interest-bearing liabilities	$123,715	$2,480	$3,004	$2,793	$3,301
Post hedge gaps (a):
Periodic gap	$6,744	$(1,113)	$1,390	$256	$687
Cumulative gaps	$6,744	$5,631	$7,021	$7,277	$7,964

	Interest Rate Sensitivity
	December 31, 2015
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years
Interest-earning assets:
Non-MBS investments	$12,702	$123	$432	$361	$1,573
MBS investments	7,089	347	1,942	1,981	2,764
Adjustable-rate loans and advances	26,586	—	—	—	—
Net unswapped	46,377	470	2,374	2,342	4,337

Fixed-rate loans and advances	23,328	5,589	23,565	11,375	3,095
Swaps hedging advances	39,868	(4,500)	(21,512)	(10,819)	(3,037)
Net fixed-rate loans and advances	63,196	1,089	2,053	556	58
Total interest-earning assets	$109,573	$1,559	$4,427	$2,898	$4,395

Interest-bearing liabilities:
Deposits	$1,663	$2	$—	$—	$—

Discount notes	45,866	988	—	—	—
Swapped discount notes	(1,219)	(348)	—	525	1,042
Net discount notes	44,647	640	—	525	1,042

Consolidated Obligation Bonds
FHLBank bonds	32,077	10,401	18,038	2,707	4,161
Swaps hedging bonds	25,487	(9,425)	(14,313)	(564)	(1,185)
Net FHLBank bonds	57,564	976	3,725	2,143	2,976
Total interest-bearing liabilities	$103,874	$1,618	$3,725	$2,668	$4,018
Post hedge gaps (a):
Periodic gap	$5,699	$(59)	$702	$230	$377
Cumulative gaps	$5,699	$5,640	$6,342	$6,572	$6,949

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on its assessment, management of the Bank determined that as of December 31, 2016, the Bank’s internal control over financial reporting was effective based on those criteria.

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

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of New York (the “FHLBank”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

New York, New York

March 21, 2017

Federal Home Loan Bank of New York

Statements of Condition — (In Thousands, Except Par Value of Capital Stock)

As of December 31, 2016 and December 31, 2015

	December 31, 2016	December 31, 2015
Assets
Cash and due from banks (Note 3)	$151,769	$327,482
Securities purchased under agreements to resell (Note 4)	7,150,000	4,000,000
Federal funds sold (Note 4)	6,683,000	7,245,000
Trading securities (Note 5)	131,151	—
Available-for-sale securities, net of unrealized gains of $4,224 at December 31, 2016 and $9,283 at December 31, 2015 (Note 6)	697,812	990,129
Held-to-maturity securities (Note 7)	16,022,293	13,932,372
Advances (Note 8) (Includes $9,873,157 at December 31, 2016 and $9,532,553 at December 31, 2015 at fair value under the fair value option)	109,256,625	93,874,211
Mortgage loans held-for-portfolio, net of allowance for credit losses of $1,554 at December 31, 2016 and $326 at December 31, 2015 (Note 9)	2,746,559	2,524,285
Loans to other FHLBanks (Note 19)	255,000	—
Accrued interest receivable	163,379	145,913
Premises, software, and equipment	12,621	9,466
Derivative assets (Note 16)	328,875	181,676
Other assets	7,198	8,097
Total assets	$143,606,282	$123,238,631

Liabilities and capital

Liabilities
Deposits (Note 10)
Interest-bearing demand	$1,183,468	$1,308,923
Non-interest-bearing demand	22,281	15,493
Term	35,000	26,000
Total deposits	1,240,749	1,350,416

Consolidated obligations, net (Note 11)
Bonds (Includes $2,052,513 at December 31, 2016 and $13,320,909 at December 31, 2015 at fair value under the fair value option)	84,784,664	67,715,952
Discount notes (Includes $12,228,412 at December 31, 2016 and $12,471,868 at December 31, 2015 at fair value under the fair value option)	49,357,894	46,849,868
Total consolidated obligations	134,142,558	114,565,820

Mandatorily redeemable capital stock (Note 13)	31,435	19,499

Accrued interest payable	130,178	108,575
Affordable Housing Program (Note 12)	125,062	113,352
Derivative liabilities (Note 16)	144,985	210,113
Other liabilities	167,234	151,374
Total liabilities	135,982,201	116,519,149

Commitments and Contingencies (Notes 13, 16 and 18)

Capital (Note 13)
Capital stock ($100 par value), putable, issued and outstanding shares: 63,077 at December 31, 2016 and 55,850 at December 31, 2015	6,307,766	5,585,030
Retained earnings
Unrestricted	1,028,674	967,078
Restricted (Note 13)	383,291	303,061
Total retained earnings	1,411,965	1,270,139
Total accumulated other comprehensive loss	(95,650)	(135,687)

Total capital	7,624,081	6,719,482
Total liabilities and capital	$143,606,282	$123,238,631

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — (In Thousands, Except Per Share Data)

Years Ended December 31, 2016, 2015 and 2014

	Years ended December 31,
	2016	2015	2014
Interest income
Advances, net (Note 8)	$919,890	$627,866	$478,672
Interest-bearing deposits (Note 4)	1,655	1,343	1,019
Securities purchased under agreements to resell (Note 4)	6,940	1,615	481
Federal funds sold (Note 4)	46,383	13,035	9,326
Trading securities (Note 5)	56	—	—
Available-for-sale securities (Note 6)	8,662	8,411	10,733
Held-to-maturity securities (Note 7)	290,428	264,286	264,402
Mortgage loans held-for-portfolio (Note 9)	86,800	81,103	71,514
Loans to other FHLBanks (Note 19)	33	13	7

Total interest income	1,360,847	997,672	836,154

Interest expense
Consolidated obligation bonds (Note 11)	581,900	338,916	318,743
Consolidated obligation discount notes (Note 11)	216,545	102,913	71,388
Deposits (Note 10)	3,091	455	579
Mandatorily redeemable capital stock (Note 13)	1,617	820	925
Cash collateral held and other borrowings	1,284	411	55
Total interest expense	804,437	443,515	391,690
Net interest income before provision for credit losses	556,410	554,157	444,464
Provision/(Reversal) for credit losses on mortgage loans	1,966	518	(620)
Net interest income after provision for credit losses	554,444	553,639	445,084

Other income (loss)
Service fees and other	13,824	12,096	9,516
Instruments held at fair value - Unrealized (losses) gains (Note 17)	(1,854)	9,872	2,592

Total OTTI losses	(113)	(394)	—
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	(118)	188	—
Net impairment losses recognized in earnings	(231)	(206)	—

Net realized and unrealized (losses) gains on derivatives and hedging activities (Note 16)	(1,721)	12,557	117
Net gains on trading securities	142	—	—
Net realized gains from sale of available-for-sale securities and redemption of held-to-maturity securities (Notes 6 and 7)	250	—	300
Losses from extinguishment of debt	(3,557)	(9,794)	(7,046)
Total other income	6,853	24,525	5,479

Other expenses
Operating	33,429	29,799	27,054
Compensation and benefits	69,105	73,639	59,442
Finance Agency and Office of Finance	12,859	13,733	14,050
Total other expenses	115,393	117,171	100,546
Income before assessments	445,904	460,993	350,017
Affordable Housing Program Assessments (Note 12)	44,752	46,182	35,094
Net income	$401,152	$414,811	$314,923
Basic earnings per share (Note 14)	$7.02	$7.83	$5.69
Cash dividends paid per share	$4.73	$4.22	$4.19

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — (In Thousands)

Years Ended December 31, 2016, 2015 and 2014

	Years ended December 31,
	2016	2015	2014

Net Income	$401,152	$414,811	$314,923
Other Comprehensive income (loss)
Net change in unrealized (losses) gains on available-for-sale securities	(5,059)	(6,091)	869
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	(105)	(227)	—
Reclassification of non-credit portion included in net income	223	39	—
Accretion of non-credit portion of OTTI	6,461	7,658	9,008
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	6,579	7,470	9,008
Net change in unrealized gains/losses relating to hedging activities Unrealized gains (losses)	41,892	(7,143)	(58,586)
Reclassification of losses included in net income	2,127	2,773	2,902
Total net change in unrealized gains (losses) relating to hedging activities	44,019	(4,370)	(55,684)
Net change in pension and postretirement benefits	(5,502)	4,290	(6,907)
Total other comprehensive income (loss)	40,037	1,299	(52,714)
Total comprehensive income	$441,189	$416,110	$262,209

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — (In Thousands, Except Per Share Data)

Years Ended December 31, 2016, 2015 and 2014

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2013	55,714	$5,571,400	$841,412	$157,114	$998,526	$(84,272)	$6,485,654

Proceeds from issuance of capital stock	38,521	3,852,061	—	—	—	—	3,852,061
Repurchase/redemption of capital stock	(38,434)	(3,843,388)	—	—	—	—	(3,843,388)
Cash dividends ($4.19 per share) on capital stock	—	—	(230,678)	—	(230,678)	—	(230,678)
Comprehensive income (loss)	—	—	251,938	62,985	314,923	(52,714)	262,209

Balance, December 31, 2014	55,801	$5,580,073	$862,672	$220,099	$1,082,771	$(136,986)	$6,525,858

Proceeds from issuance of capital stock	41,733	4,173,298	—	—	—	—	4,173,298
Repurchase/redemption of capital stock	(41,595)	(4,159,427)	—	—	—	—	(4,159,427)
Shares reclassified to mandatorily redeemable capital stock	(89)	(8,914)	—	—	—	—	(8,914)
Cash dividends ($4.22 per share) on capital stock	—	—	(227,443)	—	(227,443)	—	(227,443)
Comprehensive income	—	—	331,849	82,962	414,811	1,299	416,110

Balance, December 31, 2015	55,850	$5,585,030	$967,078	$303,061	$1,270,139	$(135,687)	$6,719,482

Proceeds from issuance of capital stock	47,779	4,777,938	—	—	—	—	4,777,938
Repurchase/redemption of capital stock	(40,023)	(4,002,300)	—	—	—	—	(4,002,300)
Shares reclassified to mandatorily redeemable capital stock	(529)	(52,902)	—	—	—	—	(52,902)
Cash dividends ($4.73 per share) on capital stock	—	—	(259,326)	—	(259,326)	—	(259,326)
Comprehensive income	—	—	320,922	80,230	401,152	40,037	441,189

Balance, December 31, 2016	63,077	$6,307,766	$1,028,674	$383,291	$1,411,965	$(95,650)	$7,624,081

(a)    Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2016, 2015 and 2014

	Years ended December 31,
	2016	2015	2014
Operating activities

Net Income	$401,152	$414,811	$314,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	29,625	30,766	(37,586)
Concessions on consolidated obligations	6,112	5,500	4,111
Premises, software, and equipment	3,461	3,673	3,443
Provision/(Reversal) for credit losses on mortgage loans	1,966	518	(620)
Net realized gains from redemption of held-to-maturity securities	—	—	(300)
Net realized gains from sale of available-for-sale securities	(250)	—	—
Credit impairment losses on held-to-maturity securities	231	206	—
Change in net fair value adjustments on derivatives and hedging activities	5,523	221,836	316,059
Change in net fair value adjustments on trading securities	(142)	—	—
Change in fair value adjustments on financial instruments held at fair value	4,360	(9,092)	(2,592)
Losses from extinguishment of debt	3,557	9,794	7,046
Net change in:
Accrued interest receivable	(17,328)	27,954	1,591
Derivative assets due to accrued interest	(30,069)	1,709	(9,025)
Derivative liabilities due to accrued interest	5,526	(31,540)	(5,759)
Other assets	938	(555)	1,198
Affordable Housing Program liability	11,710	(192)	(9,516)
Accrued interest payable	21,603	(13,330)	10,411
Other liabilities	2,049	19,976	(4,183)
Total adjustments	48,872	267,223	274,278
Net cash provided by operating activities	450,024	682,034	589,201
Investing activities
Net change in:
Interest-bearing deposits	114,562	758,060	371,000
Securities purchased under agreements to resell	(3,150,000)	(3,200,000)	(800,000)
Federal funds sold	562,000	2,773,000	(4,032,000)
Deposits with other FHLBanks	(170)	150	(173)
Premises, software, and equipment	(6,618)	(2,469)	(2,404)
Trading securities:
Purchased	(131,013)	—	—
Available-for-sale securities:
Purchased	(8,100)	(16,862)	(8,136)
Repayments	179,119	255,990	338,092
Proceeds from sales	118,308	1,689	1,253
Held-to-maturity securities:
Purchased	(4,057,667)	(2,184,502)	(1,806,447)
Repayments	1,968,561	1,402,820	1,182,904
In-substance maturities	—	—	15,300
Advances:
Principal collected	771,152,466	863,850,455	657,980,465
Made	(786,856,049)	(860,169,813)	(666,460,916)
Mortgage loans held-for-portfolio:
Principal collected	330,666	270,620	185,264
Purchased	(564,083)	(674,968)	(392,629)
Proceeds from sales of REO	3,249	2,768	2,330
Net change in loans to other FHLBanks	(255,000)	—	—
Net cash (used in) provided by investing activities	(20,599,769)	3,066,938	(13,426,097)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — (In Thousands)

Years Ended December 31, 2016, 2015 and 2014

	Years ended December 31,
	2016	2015	2014
Financing activities
Net change in:
Deposits and other borrowings	$(64,763)	$(452,761)	$171,005
Derivative contracts with financing element	(49,357)	(221,185)	(237,403)
Consolidated obligation bonds:
Proceeds from issuance	59,498,806	50,339,433	57,185,396
Payments for maturing and early retirement	(42,363,772)	(56,065,181)	(57,013,727)
Payments on bonds (transferred to) or assumed from other FHLBanks (a)	—	(52,853)	(65,576)
Consolidated obligation discount notes:
Proceeds from issuance	441,811,057	207,882,927	197,930,451
Payments for maturing	(439,333,285)	(211,088,626)	(193,757,506)
Capital stock:
Proceeds from issuance of capital stock	4,777,938	4,173,298	3,852,061
Payments for repurchase/redemption of capital stock	(4,002,300)	(4,159,427)	(3,843,388)
Redemption of mandatorily redeemable capital stock	(40,966)	(8,615)	(4,794)
Cash dividends paid (b)	(259,326)	(227,443)	(230,678)
Net cash provided by (used in) financing activities	19,974,032	(9,880,433)	3,985,841
Net decrease in cash and due from banks	(175,713)	(6,131,461)	(8,851,055)
Cash and due from banks at beginning of the period (d)	327,482	6,458,943	15,309,998
Cash and due from banks at end of the period (d)	$151,769	$327,482	$6,458,943

Supplemental disclosures:
Interest paid	$615,149	$443,458	$382,765
Affordable Housing Program payments (c)	$33,042	$46,374	$44,610
Transfers of mortgage loans to real estate owned	$1,089	$2,348	$3,008
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	$(118)	$188	$—
Capital stock subject to mandatory redemption reclassified from equity	$52,902	$8,914	$—

(a)         For information about bonds (transferred to) or assumed from FHLBanks and other related party transactions, see Note 19. Related Party Transactions.

(b)         Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within Operating cash flows.

(c)          AHP payments = (beginning accrual - ending accrual) + AHP assessment for the period; payments represent funds released to the Affordable Housing Program.

(d)         Cash and due from banks did not include any restricted cash or cash equivalents.  Includes pass-thru reserves at the Federal Reserve Bank of New York; also includes an unrestricted compensating balance arrangement.  For more information, see Note 3 Cash and Due from Banks.

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

Note 1.                                                         Significant Accounting Policies and Estimates.

Basis of Presentation

The accompanying financial statements of the Federal Home Loan Bank of New York have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) and with the instructions provided by the Securities and Exchange Commission (“SEC”).

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

On a recurring basis, fair values were measured and recorded in the Statements of Condition for derivatives, available-for-sale securities (“AFS securities”), securities designated as trading, and financial instruments elected under the Fair Value Option (“FVO”).

On a non-recurring basis, credit impaired (OTTI) held-to-maturity securities were measured and recorded at their fair values in the Statements of Condition.  When credit impaired mortgage loans held-for-portfolio were partially charged off, the loans were written down to their collateral values on a non-recurring basis.

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

Fair values of Other assets and liabilities — For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2016 and 2015, see financial statements, Note 17.  Fair Values of Financial Instruments.

Classification of Investment Securities

The FHLBNY classifies investment securities as held-to-maturity and available-for-sale at the date of the acquisition.  Investments are primarily GSE issued mortgage-backed securities.  Purchases and sales of securities are recorded on a trade date basis.  Prepayments are estimated for purposes of amortizing premiums and accreting discounts on investment securities in accordance with accounting standards for investments in debt and equity securities, which requires premiums and discounts to be recognized in income at a constant effective yield over the life of the instrument.  Because actual prepayments often deviate from the estimates, the effective yield is recalculated periodically to reflect actual prepayments to date.  Adjustments of the effective yields for mortgage-backed securities are recorded on a retrospective basis, as if the new estimated life of the security had been known at its original acquisition date.

The Bank’s management approved a trading portfolio in December 2016 for liquidity purposes and has invested U.S. Treasury securities and GSE-issued bonds, which are carried at fair value.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Trading Securities - Securities classified as trading are held for liquidity purposes and carried at fair value.  We record changes in the fair value of these investments through Other income as net realized and unrealized gains or losses on trading securities.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.  We periodically evaluate our liquidity needs and may dispose these investments as deemed prudent by liquidity and market conditions.

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

For securities designated as AFS (all GSE/Agency issued securities), subsequent unrealized changes to the fair values (other than OTTI) are recorded in AOCI.  For securities designated as held-to-maturity (less than 2% is represented by PLMBS), the amount of OTTI recorded in AOCI for the non-credit component of OTTI is amortized prospectively over the remaining life of the securities based on the timing and amounts of estimated future cash flows.  Amortization out of AOCI is offset by an increase in the carrying value of securities until the securities are repaid or are sold or additional OTTI is recognized in earnings.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

OTTI, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.

Consistent with guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to provide cash flows using the Common platform for about 50% of its PLMBS that had appropriate loan-level performance data that the Common platform could utilize to generate cash flows.  Cash flows generated in the Common platform is the primary source for OTTI assumption parameters for those securities.  For the remaining 50% of the FHLBNY’s portfolio, expected cash flows are generated using historical loan performance parameters, as described in the following paragraphs.

Cash Flow Analysis Derived from the FHLBNY’s Own Assumptions — Assessment for OTTI employed by the FHLBNY’s own techniques and assumptions are determined primarily using historical performance data.  These are then benchmarked by comparing to performance parameters from the “Market consensus” measures, and for 50% of PLMBS to the assumptions and parameters provided through the Common platform, which is the primary source for OTTI assumption parameters for 23 securities of a total of 45 PLMBS.  The FHLBNY performs a review of the cash flows generated by the Common platform.

For bonds that are not evaluated under the Common Platform, we calculate the historical average of each bond’s prepayments, defaults, and loss severities, and considers other factors such as delinquencies and foreclosures, primarily based on performance statistics extracted from reports from trustees, loan servicers and other sources.  Many of the FHLBNY’s PLMBS are insured by monoline insurers, and the FHLBNY makes an assessment of the monoline’s ability to fulfill its guarantee obligations to cover future cash flow shortfalls.  The analysis also considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the debt securities; the underlying type of collateral; the year of securitization or vintage, the duration and level of the unrealized loss, credit enhancements, if any; and other collateral-related characteristics such as FICO® credit scores, and delinquency rates.  The relative importance of this information varies based on the facts and circumstances surrounding each security as well as the economic environment at the time of assessment.

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

Advances

Accounting for Advances.  The FHLBNY reports advances at amortized cost, net of unearned commitment fees, discounts and premiums (discounts are generally associated with advances for the Affordable Housing Program).  If the advance is hedged in a benchmark hedge, its carrying value will include hedging valuation adjustments, which will typically be the result of changes in the LIBOR index.  If an advance is accounted under the Fair Value Option, the carrying value of the advances elected will be its fair value.

The FHLBNY records interest on advances to income as earned, and amortizes the premium and accretes the discounts on a contractual basis to interest income using a level-yield methodology.  Typically, advances are issued at par.

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

Mortgage Loans Held-for-Portfolio

Credit Enhancement Obligations and Loss Layers.  The FHLBNY and the PFI share the credit risks of the uninsured MPF loans by structuring potential credit losses into layers.  Collectability of the loans is first supported by liens on the real estate securing the loan.  For conventional mortgage loans, additional loss protection is provided by private mortgage insurance required for MPF loans with a loan-to-value ratio of more than 80% at origination, which is paid for by the borrower.  Credit losses are absorbed by the FHLBNY to the extent of the First Loss Account (“FLA”) for which the maximum exposure is estimated to be $30.9 million at December 31, 2016 and $27.1 million at December 31, 2015.  The aggregate amount of FLA is memorialized and tracked but is neither recorded nor reported as a loan loss reserve in the FHLBNY’s financial statements.  If “second losses” beyond this layer are incurred, they are absorbed through a credit enhancement provided by the PFI.  The credit enhancement held by PFIs ensures that the lender retains a credit stake in the loans it sells to the FHLBNY, or for the MPF 100 product that the PFI originates as an agent for the FHLBNY.  For assuming the second loss credit risk, PFIs receive monthly credit enhancement fees from the FHLBNY.

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

Mortgage loans are written down to their fair values either at foreclosure or to their collateral values when collectability is doubtful, typically when delinquent 180 days or greater and the loan is not well collateralized.  Mortgage loans are held-for-portfolio, and when a loan is partially charged off, the remaining loan balance is typically written down and recorded at its collateral value on a non-recurring basis (see Note 17. Fair Values of Financial Instruments).

The FHLBNY records credit enhancement fees as a reduction to mortgage loan interest income.  Other non-origination fees, such as delivery commitment extension fees and pair-off fees, are considered as derivative income and recorded over the life of the commitment; all such fees were insignificant for all periods reported.

Non-Accrual Mortgage Loans.  The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is seriously delinquent, which for the FHLBNY is typically 90 days or more past due.  When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income.  A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer delinquent, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings.  For mortgage loans on non-accrual status, impairment calculations would consider if the collection of the remaining principal and interest due is determined to be doubtful, and any cash received would be applied first to principal until the remaining principal amount due is collected, and then as a recovery of any charge-offs.  Any remaining cash flows would be recorded as interest income.  If the FHLBNY determines that the loan servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan

Federal Home Loan Bank of New York

Notes to Financial Statements

returns to a performing status.  The cumulative amounts of cash received and recorded as a liability was $4.4 million at December 31, 2016 and $4.3 million at December 31, 2015.

Allowance for Credit Losses on Mortgage Loans.  The FHLBNY reviews its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the principal and interest.  A valuation allowance for credit loss is separately established for each identified loan (individually evaluated) in order to provide for probable losses inherent in loans that are either classified under regulatory criteria (Special Mention, Sub-standard, Doubtful, or Loss) or seriously delinquent.  The FHLBNY deems that foreclosure is probable when its mortgage loans become seriously delinquent.  For the purposes of impairment, the FHLBNY deems loans that are in bankruptcy as impaired, regardless of their delinquency status.  Loans discharged from bankruptcy are considered as Troubled Debt Restructurings (“TDRs”), and an impairment analysis is performed if the loan is seriously delinquent.

Mortgage-loans that are not seriously delinquent or are performing are assessed for impairment on a collective basis under the accounting standards for evaluating “large groups of smaller-balance homogenous loans”.  In determining our collective reserve, we base our impairment analysis by performing a “loss emergence analysis” that applies historical default rates and historical probability of default.

Credit losses calculated on a collective basis are aggregated with credit losses calculated on an individual basis.  The aggregate allowance for credit losses on mortgage loans was $1.6 million at December 31, 2016 and $0.3 million at December 31, 2015.

Impairment Methodology and Portfolio Segmentation and Disaggregation — Except for VA and FHA insured mortgage loans, all MPF loans are measured for impairment and analyzed for credit losses.  Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Credit losses are measured for impairment based on the fair value of the underlying property less estimated selling costs.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment.  To the extent that the net fair value of the property (collateral) is less than the recorded investment in the loan, a loan loss allowance is recorded.  FHA and VA are insured loans, and are excluded from the loan-by-loan analysis.  FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations.  FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and would be based on aging, collateral value and estimated costs to recover any uninsured portion of the MPF loan.

Aside from separating conventional mortgage loans from FHA and VA insured loans, the FHLBNY has determined that no further disaggregation or portfolio segmentation is needed as the credit risk is measured at the individual loan level.

Charge-Off Policy — Prior to the first quarter of 2015, the FHLBNY recorded a charge-off on a conventional loan generally at the foreclosure of a loan.

Beginning January 1, 2015, the FHLBNY adopted the guidance provided by the FHFA and accelerated the charge- off analysis when a loan is on non-accrual status for 180 days or more and the loan is not well collateralized.  For more information, see Note 2.  Recently Issued Accounting Standards and Interpretations.  The charge-off is calculated as the amount of the shortfall of the fair value of the underlying collateral, less estimated selling costs, compared to the recorded investment in the loan.

Real Estate Owned (“REO”) — REO includes assets that have been received in satisfaction of mortgage loans through foreclosure.  REO is recorded at the lower of cost or fair value less estimated selling costs of the REO.  At the date of transfer, from mortgage loan to REO, the FHLBNY recognizes a charge-off to allowance for credit losses if the fair value of the REO is less than the recorded investment in the loan.  Any subsequent realized gains, realized or unrealized losses and carrying costs are included in Other income (non-interest) in the Statements of Income.  REO is recorded in Other assets in the Statements of Condition.

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

Mandatorily redeemable capital stock at December 31, 2016 and 2015 represented stocks held by former members who were no longer members by virtue of being acquired by members of another FHLBank.

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

Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 12. Affordable Housing Program).  The FHLBNY charges the required funding for AHP to earnings and establishes a liability.  The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households.  The AHP assessment is based on a fixed percentage of income before adjustment for dividends associated with mandatorily redeemable capital stock. Dividend payments are reported as interest expense in accordance with the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.  If the FHLBNY incurs a loss for the entire year, no AHP assessment or assessment credit is due or accrued, as explained more fully in Note 12. Affordable Housing Program.

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

Measurement of hedge ineffectiveness — For each financial statement reporting period, the FHLBNY measures the changes in the fair values of all derivatives, and changes in fair value of the hedged items attributable to the risk being hedged and reports changes through current earnings.  To the extent the changes in fair values of the derivatives do not offset the changes in the fair values of the hedged item, the difference results in hedge ineffectiveness, which is recorded in current period earnings.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Reported Derivative assets and liabilities include interest receivable and payable on derivative contracts and the fair values of the derivative contracts.  The Bank records cash collateral received and posted in the Statements of Condition as an adjustment to Derivative assets and liabilities in the following manner — Cash collateral posted by the FHLBNY is reported as a deduction to Derivative liabilities; cash collateral received from derivative counterparties is reported as a deduction to Derivative assets.  Cash posted by the FHLBNY in excess of margin requirements is recorded as a receivable in Derivative assets.  Certain derivative counterparties had also pledged securities as collateral at December 31, 2016, and the counterparties retained title to the pledged securities.  No securities were either pledged or received as collateral for derivatives executed with swap counterparties at December 31, 2015.

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

The FHLBNY adopted ASU 2015-03, Interest-imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs on January 1, 2016, and reclassified $9.7 million of unamortized debt issuance costs from Other assets to Consolidated obligations on the Statements of Condition.  Comparative balances at December 31, 2015 were reclassified to conform to the presentation adopted under ASU 2015-03.  For more information, see Recently Adopted Significant Accounting policies in this report.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share (or its Equivalent).

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which is intended to address diversity in practice related to how certain investments measured at net asset value (“NAV”) are reported within the financial statement footnotes.  The new guidance removes the requirement to categorize investments measured under the current NAV practical expedient within the fair value hierarchy for all investments.  The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  The amendments in this ASU were effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  A reporting entity should apply the amendments retrospectively to all periods presented.  The FHLBNY owns a grantor trust, which invests in bond and equity funds that are readily marketable at their NAVs, which are considered as fair values, not a practical expedient.  The application of this guidance had no impact on the categorization of investments within the fair value hierarchy in the financial statement footnotes, or the statements of condition or results of operations.  For further information, see Note 17.  Fair Values of Financial Instruments.

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

Simplifying the Presentation of Debt Issuance Costs.

In April 2015, the FASB issued ASU No. 2015-03, Interest-imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The ASU requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from other assets to a direct deduction from the carrying amount of that debt liability.  The intent is to eliminate the different presentation requirements of debt issuance cost and debt discounts and premiums, which have caused confusion among users of financial statements.  The FHLBNY adopted ASU 2015-03 on January 1, 2016, and reclassified $9.7 million of unamortized debt issuance costs from Other assets to Consolidated obligations on the Statements of Condition.  Adoption had no material impact on the FHLBNY’s financial condition, results of operations, and cash flows.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.

In August 2014, the FASB issued ASU No. 2014-15, Going Concern (Subtopic 205-40).  The final guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact in the footnotes.  Management will also be required to evaluate and disclose whether it plans to alleviate that doubt.  The new standard defines substantial doubt as when it is probable (i.e. likely) based on management’s assessment of relevant qualitative and quantitative information and judgment that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable).  The amendments in this ASU were effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  The FHLBNY adopted the guidance as of December 31, 2016.  Management’s assessment of our ability to continue as a going concern required no additional disclosures and none has been made in these reports.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 2.                                                               Recently Issued Accounting Standards and Interpretations.

Accounting for Financial Instruments — Credit Losses.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326).  The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.  The FASB’s CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired.  The expected credit losses are adjusted each period for changes in expected lifetime credit losses.  For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk.  This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized.  We are in the process of evaluating this guidance.  The CECL model represents a significant departure from existing GAAP, but we do not expect adoption will have a material impact on our financial condition, results of operations, and cash flows.  This guidance is effective for the FHLBNY for interim and annual periods beginning on January 1, 2020.  Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018 (January 1, 2019 for the FHLBNY).

Contingent Put and Call Options in Debt Instruments.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call options in Debt Instruments, as an amendment to Derivatives and Hedging Activities (Topic 815).  The amendments clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts.  Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.  This guidance becomes effective for the FHLBNY as of January 1, 2017, and early adoption is permitted.  Certain FHLBNY’s debt instruments at December 31, 2016 are structured with call options, but the options are not considered as contingently exercisable.  The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective.  The FHLBNY does not expect adoption will have an impact on its financial condition, results of operations, and cash flows.

Lease Accounting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions.  The ASU will require lessees to recognize all leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements.  Lessor accounting is largely unchanged.  The guidance is effective beginning January 1, 2019 with an option to early adopt.  Certain operating leases, specifically our premises in the New York and New Jersey locations, will be renewed under long-term contracts in 2017 and 2018 and recorded on our balance sheet when the new standards are adopted in 2019.  Recognition of the “right-to-use” asset and an offsetting lease liability would have a minimal impact on our statements of condition and the statements of income upon adoption of ASU 2016-02 in 2019.

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

The guidance becomes effective for the FHLBNY as of January 1, 2018.  The amendments, in general, should be applied by means of a cumulative-effect adjustment on the statement of condition as of the beginning of the period of adoption.  The FHLBNY is in the process of evaluating this guidance, but does not expect adoption will have a material impact on its financial condition, results of operations, and cash flows.

Revenue Recognition.

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers.  The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that would remove inconsistencies and improve comparability of revenue recognition practices across entities and industries, and provide more useful information to users of financial statements through improved disclosure requirements.  The core principle of the guidance is that an entity should recognize revenue to

Federal Home Loan Bank of New York

Notes to Financial Statements

depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides entities with the option of using either of the following adoption methods: a full retrospective method, retrospectively to each prior reporting period presented; or a modified retrospective method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application.

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance issued by one year.  In 2016, the FASB has issued additional amendments to clarify certain aspects of the new revenue guidance.  However, these amendments do not change the core principle of the new revenue standard.  This guidance is effective for the FHLBNY as of January 1, 2018.  Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016.  Our Net income is derived principally from net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this guidance.  Our non-interest income, which is typically not a material element of our Net income, is potentially subject to this guidance. The FHLBNY is in the process of evaluating this guidance to our non-interest income and on our presentation and disclosures, but we do not expect adoption will have a material impact on our financial condition, results of operations, and cash flows.

Note 3.                                                               Cash and Due from Banks.

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are included in Cash and due from banks.  The FHLBNY is exempted from maintaining any required clearing balance at the Federal Reserve Bank of New York.

Compensating Balances

The FHLBNY maintains compensating collected cash balances at Citibank in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  The balance was $90.4 million at December 31, 2016 and $100.0 million at December 31, 2015.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $67.7 million and $47.5 million as of December 31, 2016 and December 31, 2015.  The offsetting liabilities due to members were recorded in Other liabilities in the Statements of Condition.

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

The FHLBNY had deposited $256.0 million and $370.5 million in cash at December 31, 2016 and December 31, 2015 with derivative counterparties and these amounts earned interest generally at the overnight Federal funds rate.  As provided under master netting agreements or under a legal netting opinion, the cash posted was reclassified and recorded as a deduction to Derivative liabilities.  Cash collateral or margin posted by the FHLBNY in excess of the fair value exposures were classified as a Derivative asset.  Derivative asset and Derivative liabilities are line items in the Statements of Condition.  Variation margin posted to clearing agents on cleared derivatives is considered as collateral at the reporting dates.  Variation margin is settled daily and is generally equal to the fair values of cleared derivatives.  See Credit Risk due to non-performance by counterparties in Note 16.  Derivatives and Hedging Activities.

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

At December 31, 2016 and December 31, 2015, the outstanding balances of Securities purchased under agreements to resell were $7.2 billion and $4.0 billion that matured overnight.  Of these amounts, $7.2 billion and $4.0 billion at December 31, 2016 and December 31, 2015 were executed through a tri-party arrangement that involved transfer of

Federal Home Loan Bank of New York

Notes to Financial Statements

overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  At December 31, 2016 and December 31, 2015, U.S. Treasury securities, market values of $7.2 billion and $4.0 billion, were received at BONY to collateralize the overnight investments.

No overnight investments had been executed bilaterally with counterparties at December 31, 2016 and December 31, 2015.

Securities purchased under agreements to resell averaged $2.1 billion and $1.8 billion in the twelve months ended December 31, 2016 and 2015.  Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.  Interest income from securities purchased under agreements to resell were $6.9 million, $1.6 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014.

Note 5.                                                         Trading Securities.

The carrying value of a trading security equals its fair value at December 31, 2016.  The following table provides major security types (in thousands):

Fair value (in thousands)	December 31, 2016
Non-mortgage-backed securities
GSE securities	$30,969
U.S. treasury notes	100,182
Total non-mortgage-backed trading securities	$131,151

The carrying values of trading securities included unrealized fair value gains of $0.1 million at December 31, 2016.  No security was sold in the period and accordingly no realized gains and losses were recorded.

Redemption Terms

The contractual maturities and estimated fair values (a) of investments classified as trading were as follows (in thousands):

	December 31, 2016
(Dollars in thousands)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Non-mortgage-backed securities
GSE securities	$30,969	$—	$—	$—	$30,969
U.S. treasury notes	100,182	—	—	—	$100,182
Total non-mortgage-backed trading securities	$131,151	$—	$—	$—	$131,151
Yield on trading securities	0.90%	—%	—%	—%

(a)               We have classified investments acquired for purposes of meeting short-term contingency liquidity needs trading securities, which are carried at their fair values.  In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 6.                                                               Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  At December 31, 2016 and December 31, 2015; no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$551	$—	$—	$551
Equity funds (a)	22,667	1,699	(417)	23,949
Fixed income funds (a)	17,642	—	(424)	17,218
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	616,359	3,436	(151)	619,644
CMBS-Floating	36,369	81	—	36,450
Total Available-for-sale securities	$693,588	$5,216	$(992)	$697,812

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$1,650	$—	$—	$1,650
Equity funds (a)	17,461	773	(711)	17,523
Fixed income funds (a)	14,212	—	(512)	13,700
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	907,094	9,433	—	916,527
CMBS-Floating	40,429	300	—	40,729
Total Available-for-sale securities	$980,846	$10,506	$(1,223)	$990,129

(a)         The FHLBNY has a grantor trust, the intent of which is to set aside cash to meet current and future payments for a supplemental unfunded pension plan.  Neither the pension plan nor employees of the FHLBNY own the trust.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trust.  The mutual funds used to manage the assets of the Grantor trust will be sufficiently liquid to enable the trust to meet all future liabilities.  Liquidity shall be assured by keeping an adequate amount of short-term investments in the portfolio to accommodate the cash needs of the trust.  Dividend income and the net realized gain from sales of funds was $1.1 million, $1.9 million and $0.8 million in 2016, 2015 and 2014 were recorded in Other income in the Statements of Income.

(b)         Recorded in AOCI — Net unrealized fair value gains were $4.2 million at December 31, 2016 and $9.3 million at December 31, 2015.

Unrealized Losses — MBS Classified as AFS Securities

Impairment Analysis of AFS Securities — The FHLBNY’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations, which are “pass through” securities, and floating rate CMBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.  Fair values of a small number of mortgage-backed securities in the AFS portfolio were below their amortized costs at December 31, 2016, and none for 12 months or longer.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$36,369	$36,450	$40,429	$40,729
Due after ten years	616,359	619,644	907,094	916,527
Fixed income/bond funds, equity funds and cash equivalents (b)	40,860	41,718	33,323	32,873

Total Available-for-sale securities	$693,588	$697,812	$980,846	$990,129

(a)	The carrying value of AFS securities equals fair value.
(b)	Funds in the grantor trust are determined to be redeemable at short notice. Fair values are the daily NAVs of the bond and equity funds.
(c)	Amortized cost is after adjusting for net unamortized discounts of $2.4 million and $3.1 million at December 31, 2016 and December 31, 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$616,359	$619,644	$907,094	$916,527
CMBS floating - LIBOR	36,369	36,450	40,429	40,729

Total Mortgage-backed securities (a)	$652,728	$656,094	$947,523	$957,256

(a)         Total will not agree to total AFS portfolio because bond and equity funds in a grantor trust have been excluded.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 7.                                                               Held-to-Maturity Securities.

Major Security Types (in thousands)

	December 31, 2016
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$133,071	$—	$133,071	$11,601	$—	$144,672
Freddie Mac	32,402	—	32,402	2,325	—	34,727
Total pools of mortgages	165,473	—	165,473	13,926	—	179,399

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,972,878	—	1,972,878	7,538	(1,015)	1,979,401
Freddie Mac	1,214,823	—	1,214,823	4,232	(561)	1,218,494
Ginnie Mae	18,979	—	18,979	126	(1)	19,104
Total CMOs/REMICs	3,206,680	—	3,206,680	11,896	(1,577)	3,216,999

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,612,688	—	2,612,688	9,870	(15,660)	2,606,898
Freddie Mac	8,740,573	—	8,740,573	107,137	(19,338)	8,828,372
Total commercial mortgage-backed securities	11,353,261	—	11,353,261	117,007	(34,998)	11,435,270

Non-GSE MBS (c)
CMOs/REMICs	15,844	(285)	15,559	1,372	(1,001)	15,930

Asset-Backed Securities (c)
Manufactured housing (insured)	61,293	—	61,293	2,258	—	63,551
Home equity loans (insured)	119,527	(22,434)	97,093	45,228	(70)	142,251
Home equity loans (uninsured)	66,949	(7,515)	59,434	9,307	(1,853)	66,888
Total asset-backed securities	247,769	(29,949)	217,820	56,793	(1,923)	272,690

Total MBS	14,989,027	(30,234)	14,958,793	200,994	(39,499)	15,120,288

Other
State and local housing finance agency obligations	1,063,500	—	1,063,500	196	(37,013)	1,026,683

Total Held-to-maturity securities	$16,052,527	$(30,234)	$16,022,293	$201,190	$(76,512)	$16,146,971

	December 31, 2015
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$177,126	$—	$177,126	$15,621	$—	$192,747
Freddie Mac	48,138	—	48,138	3,378	—	51,516
Total pools of mortgages	225,264	—	225,264	18,999	—	244,263

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	2,455,144	—	2,455,144	20,985	(191)	2,475,938
Freddie Mac	1,541,534	—	1,541,534	13,586	(40)	1,555,080
Ginnie Mae	24,539	—	24,539	303	—	24,842
Total CMOs/REMICs	4,021,217	—	4,021,217	34,874	(231)	4,055,860

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,119,393	—	2,119,393	14,099	(5,575)	2,127,917
Freddie Mac	6,459,282	—	6,459,282	119,761	(21,962)	6,557,081
Total commercial mortgage-backed securities	8,578,675	—	8,578,675	133,860	(27,537)	8,684,998

Non-GSE MBS (c)
CMOs/REMICs	24,017	(376)	23,641	1,446	(779)	24,308

Asset-Backed Securities (c)
Manufactured housing (insured)	76,193	—	76,193	2,079	—	78,272
Home equity loans (insured)	137,005	(27,133)	109,872	53,315	(130)	163,057
Home equity loans (uninsured)	81,764	(9,304)	72,460	10,750	(2,520)	80,690
Total asset-backed securities	294,962	(36,437)	258,525	66,144	(2,650)	322,019

Total MBS	13,144,135	(36,813)	13,107,322	255,323	(31,197)	13,331,448

Other
State and local housing finance agency obligations	825,050	—	825,050	126	(42,402)	782,774

Total Held-to-maturity securities	$13,969,185	$(36,813)	$13,932,372	$255,449	$(73,599)	$14,114,222

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Certain non-Agency Private label MBS are insured by Ambac Assurance Corp (“Ambac”), MBIA Insurance Corp (“MBIA”) and Assured Guarantee Municipal Corp., (“AGM”).  Assumptions by the FHLBNY on the extent of expected reliance by the FHLBNY on insurance support by Ambac and MBIA to make whole expected cash shortfalls are noted in Monoline insurance in a subsequent paragraph within this Note 7. Held-to-Maturity Securities.

Securities Pledged

The FHLBNY had pledged MBS with an amortized cost basis of $7.0 million at December 31, 2016 and $8.7 million at December 31, 2015 to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or re-pledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Unrealized Losses

The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time individual securities have been in a continuous unrealized loss position.  Unrealized losses represent the difference between fair value and amortized cost.  The baseline measure of unrealized loss is amortized cost, which is not adjusted for non-credit OTTI.  Total unrealized losses in these tables will not equal unrecognized holding losses in the Major Security Types tables.  Unrealized losses are calculated after adjusting for credit OTTI.  In the previous tables, unrecognized holding losses are adjusted for credit and non-credit OTTI.

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$29,486	$(13)	$355,230	$(37,000)	$384,716	$(37,013)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,131,586	(15,615)	359,921	(1,060)	1,491,507	(16,675)
Freddie Mac	2,245,856	(12,111)	1,364,856	(7,788)	3,610,712	(19,899)
Ginnie Mae	3,828	(1)	—	—	3,828	(1)
Total MBS-GSE	3,381,270	(27,727)	1,724,777	(8,848)	5,106,047	(36,575)
MBS-Private-Label	7,432	(10)	39,078	(2,422)	46,510	(2,432)
Total MBS	3,388,702	(27,737)	1,763,855	(11,270)	5,152,557	(39,007)
Total	$3,418,188	$(27,750)	$2,119,085	$(48,270)	$5,537,273	$(76,020)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$—	$—	$317,419	$(42,402)	$317,419	$(42,402)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,143,422	(5,230)	169,291	(536)	1,312,713	(5,766)
Freddie Mac	3,246,792	(19,016)	164,002	(2,986)	3,410,794	(22,002)
Total MBS-GSE	4,390,214	(24,246)	333,293	(3,522)	4,723,507	(27,768)
MBS-Private-Label	—	—	53,326	(3,049)	53,326	(3,049)
Total MBS	4,390,214	(24,246)	386,619	(6,571)	4,776,833	(30,817)
Total	$4,390,214	$(24,246)	$704,038	$(48,973)	$5,094,252	$(73,219)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $37.0 million at December 31, 2016 and $42.4 million at December 31, 2015.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that, as of December 31, 2016, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements may include additional support from:

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$22,800	$22,552	$28,000	$27,517
Due after five years through ten years	57,660	55,095	61,920	58,632
Due after ten years	983,040	949,036	735,130	696,625
State and local housing finance agency obligations	1,063,500	1,026,683	825,050	782,774

Mortgage-backed securities
Due in one year or less	101,348	102,474	79,921	79,960
Due after one year through five years	4,689,552	4,786,141	3,265,239	3,338,718
Due after five years through ten years	6,602,905	6,587,939	5,307,509	5,342,456
Due after ten years	3,595,222	3,643,734	4,491,466	4,570,314
Mortgage-backed securities	14,989,027	15,120,288	13,144,135	13,331,448

Total Held-to-maturity securities	$16,052,527	$16,146,971	$13,969,185	$14,114,222

(a)         Amortized cost is after adjusting for net unamortized premiums of $36.6 million and $34.2 million (net of unamortized discounts) at December 31, 2016 and December 31, 2015.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	December 31, 2016		December 31, 2015
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,117,308	$1,117,023	$1,378,454	$1,377,916
Floating	2,101,376	2,101,377	2,659,057	2,659,057
Total CMO	3,218,684	3,218,400	4,037,511	4,036,973
CMBS
Fixed	5,838,381	5,838,381	5,457,746	5,457,746
Floating	5,514,880	5,514,880	3,120,929	3,120,929
Total CMBS	11,353,261	11,353,261	8,578,675	8,578,675
Pass Thru (a)
Fixed	360,255	330,968	460,505	424,990
Floating	56,827	56,164	67,444	66,684
Total Pass Thru	417,082	387,132	527,949	491,674
Total MBS	14,989,027	14,958,793	13,144,135	13,107,322
State and local housing finance agency obligations
Fixed	9,790	9,790	10,860	10,860
Floating	1,053,710	1,053,710	814,190	814,190
Total State and local housing finance agency obligations	1,063,500	1,063,500	825,050	825,050
Total Held-to-maturity securities	$16,052,527	$16,022,293	$13,969,185	$13,932,372

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

OTTI — Insignificant numbers of PLMBS, which had been determined to be OTTI in prior years, were re-impaired in 2016 and 2015.  Credit-related OTTI of $231 thousand during 2016, and $206 thousand in 2015.  The re-impairment was due to further deterioration in the credit performance metrics of the security.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table presents the key characteristics of securities that were determined to be re-impaired or OTTI (in thousands):

	Twelve months ended
	December 31, 2016
	OTTI
	Credit	Non-credit
Security Classification	Loss (a)	Loss (a)

RMBS-Prime	$(97)	$(16)
HEL Subprime	(134)	134
Total Securities	$(231)	$118

(a) Represent cumulative OTTI in the reporting periods recorded at the OTTI determination quarter end dates.  If the present value of cash flows expected to be collected (discounted at the security’s initial effective yield) is less than the amortized cost basis of the security, an OTTI is considered to have occurred because the entire amortized cost basis of the security will not be recovered.  The credit-related OTTI is recognized in earnings.  The non-credit portion of OTTI, which represents the fair value loss of an OTTI security, is recognized in AOCI.

Based on cash flow testing, the Bank believes no additional material OTTI exists for the remaining investments at December 31, 2016.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at December 31, 2016, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Years ended December 31,
	2016	2015	2014
Beginning balance	$31,892	$34,893	$36,543
Additional credit losses for which an OTTI charge was previously recognized	231	206	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(3,006)	(3,207)	(1,650)
Ending balance	$29,117	$31,892	$34,893

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed to be OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, we anticipate it can be relied upon to cover projected shortfalls through December 31, 2016 and no financial guarantees are assumed in 2017.  For bond insurer Ambac, the reliance period is through December 31, 2020 and is further limited to cover 45% of shortfalls.

Federal Home Loan Bank of New York

Notes to Financial Statements

Key Base Assumptions

The tables below summarize the range and weighted average of Key Base Assumptions for private-label MBS at December 31, 2016 and December 31, 2015, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at December 31, 2016
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-5.2	2.2	7.5-14.8	10.7	0.0-70.8	45.4
RMBS Alt-A (d)	1.0-2.7	1.2	2.0-4.2	2.8	30.0-30.0	30.0
HEL Subprime (e)	1.0-12.3	3.9	2.0-16.3	4.1	30.0-100.0	62.9
Manufactured Housing Loans	2.5-3.3	3.1	2.7-4.1	3.1	77.1-88.4	85.4

	Key Base Assumptions - All PLMBS at December 31, 2015
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-3.9	1.5	10.4-21.0	16.2	0.0-81.1	45.4
RMBS Alt-A (d)	1.0-5.4	1.5	2.0-6.7	3.4	30.0-30.0	30.0
HEL Subprime (e)	1.0-6.3	3.3	2.0-13.6	4.6	22.5-100.0	61.3
Manufactured Housing Loans	2.1-4.1	3.5	2.9-4.2	3.3	81.8-82.8	82.1

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

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2016			December 31, 2015
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$1,388	1.49%	—%	$—	—%	—%
Due in one year or less	50,260,910	1.01	46.01	37,008,547	1.11	39.57
Due after one year through two years	34,111,721	1.39	31.23	19,452,065	1.09	20.80
Due after two years through three years	11,078,731	1.67	10.14	20,904,050	1.45	22.34
Due after three years through four years	6,467,290	2.03	5.92	6,467,223	1.81	6.91
Due after four years through five years	3,106,275	2.16	2.84	5,544,755	2.11	5.93
Thereafter	4,214,677	2.28	3.86	4,160,769	2.35	4.45

Total par value	109,240,992	1.34%	100.00%	93,537,409	1.35%	100.00%

Hedge valuation basis adjustments (b)	1,980			336,489
Fair value option valuation adjustments and accrued interest (c)	13,653			313

Total	$109,256,625			$93,874,211

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 20. Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 18.7% and 17.0% of total advances at December 31, 2016 and December 31, 2015.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.  As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs quarterly credit analysis of the insurance borrower.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members pledge their capital stock of the FHLBNY as additional collateral for advances.  As of December 31, 2016 and December 31, 2015, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

Note 9.                                                               Mortgage Loans Held-for-Portfolio.

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$259,742	9.62%	$282,980	11.42%
Fixed long-term single-family mortgages	2,441,109	90.38	2,195,149	88.58
Multi-family mortgages	56	—	60	—

Total par value	2,700,907	100.00%	2,478,189	100.00%

Unamortized premiums	48,008		46,694
Unamortized discounts	(1,928)		(2,157)
Basis adjustment (b)	1,126		1,885

Total mortgage loans held-for-portfolio	2,748,113		2,524,611
Allowance for credit losses	(1,554)		(326)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,746,559		$2,524,285

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 basis points, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $30.9 million and $27.1 million at December 31, 2016 and December 31, 2015.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $2.3 million, $2.0 million, and $1.8 million in 2016, 2015 and 2014.  These fees were reported as a reduction to mortgage loan interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Allowance Methodology for Loan Losses

Allowance Policy — Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBNY will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreements.  The FHLBNY considers the occurrence of serious delinquency as a primary confirming event of a credit loss.  Bankruptcy and foreclosures are also considered as confirming events.  When a loan is seriously delinquent, or in bankruptcy or in foreclosure, the FHLBNY measures estimated credit losses on an individual loan basis by looking to the value of the real property collateral.  For such loans, the FHLBNY believes it is probable that we will be unable to collect all contractual interest and principal in accordance with the terms of the loan agreement.  For loans that have not been individually measured for estimated credit losses (i.e. they are not seriously delinquent, or in bankruptcy or in foreclosure), the FHLBNY measures estimated incurred credit losses on a collective basis and records a valuation reserve.

When a loan is delinquent 180 days or more, the FHLBNY will charge off the excess carrying value over the net realizable value of the loan because the FHLBNY deems that foreclosure is probable at 180 days delinquency.  When the loan is foreclosed and the FHLBNY takes possession of real estate, the balance of the loan that has not been charged off is recorded as real estate owned at the lower of carrying value or net realizable value.

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

•                  Individually evaluated conventional mortgage loans — We evaluate impaired conventional mortgage loans for impairment individually.  A conventional mortgage loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The primary credit quality indicator that we use in evaluating impairment on mortgage loans includes a serious delinquency rate — MPF loans that are 90 days or more past due, in bankruptcy, or in the process of foreclosure.  We also individually measure credit losses on loans that are restructured in a troubled debt restructuring involving a modification of terms.  Loans discharged under Chapter 7 bankruptcy are considered TDR, and are individually measured for credit losses when seriously delinquent.  We measure estimated credit impairment based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs.

•                  Collectively evaluated conventional mortgage loans — We collectively evaluate the majority of our conventional mortgage loan portfolio for impairment (excluding those individually evaluated), and estimate an allowance for credit losses based primarily upon the following factors: (i) loan delinquencies, and (ii) actual historical loss severities.  We utilize a roll-rate methodology when estimating allowance for credit losses.  This methodology projects loans migrating to charge off status (180 days delinquency) based on historical average rates of delinquency.  We then apply a loss severity factor to calculate an estimate of credit losses.  Prior to the first quarter of 2016, the results of the migration analysis were used as a qualitative measure to supplement and to corroborate credit loss allowance analysis performed on an individual loan level basis.  Beginning with the first quarter of 2016, the FHLBNY records the results of loans collectively evaluated for impairment utilizing the migration analysis.  The FHLBNY considered adoption as a refinement to its existing credit loss estimating methodology.  In the first quarter of 2016, an allowance of approximately $1.0 million was recorded as a charge to earnings, with a corresponding increase in allowance for credit losses, an amount that we have deemed to be insignificant.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2016	2015	2014
Allowance for credit losses:
Beginning balance	$326	$4,507	$5,697
Charge-offs	(738)	(4,699)	(771)
Recoveries	—	—	201
Provision/(Reversal) for credit losses on mortgage loans	1,966	518	(620)
Ending balance	$1,554	$326	$4,507

	December 31,
	2016	2015	2014
Ending balance, individually evaluated for impairment	$600	$326	$4,507
Ending balance, collectively evaluated for impairment	954	—	—
Total Allowance for credit losses	$1,554	$326	$4,507

Mortgage Loans — Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	December 31, 2016	December 31, 2015
Total Mortgage loans, net of allowance for credit losses (a)	$2,746,559	$2,524,285
Non-performing mortgage loans - Conventional (a)(b)	$14,917	$17,121
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,227	$3,920

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

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Years ended December 31,
	2016	2015	2014

Interest contractually due (a)	$1,004	$1,165	$1,423
Interest actually received	949	1,072	1,336

Shortfall	$55	$93	$87

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$15,360	$15,240	$—	$16,655
With a related allowance	2,682	2,651	600	1,789
Total individually measured for impairment	$18,042	$17,891	$600	$18,444

	December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$17,663	$17,628	$—	$17,087
With a related allowance	1,983	1,973	326	5,046
Total individually measured for impairment	$19,646	$19,601	$326	$22,133

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

(d)         Represents the average recorded investment for the twelve months ended December 31, 2016 and 2015.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$232,888	$226,504	$—	$222,299
Uninsured loans	2,510,550	2,456,512	954	2,405,685
Total loans collectively measured for impairment	$2,743,438	$2,683,016	$954	$2,627,984

December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$205,803	$199,915	$—	$185,081

(a)         Represents the average recorded investment for the twelve months ended December 31, 2016 and 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	December 31, 2016			December 31, 2015
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$18,935	$8,529	$—	$17,976	$6,827	$—
Past due 60 - 89 days	3,823	2,851	—	5,967	1,541	—
Past due 90 - 179 days	3,215	2,029	—	2,691	1,150	—
Past due 180 days or more	11,741	3,486	—	14,467	2,953	—
Total past due	37,714	16,895	—	41,101	12,471	—
Total current loans	2,490,821	215,993	57	2,289,982	193,332	60
Total mortgage loans	$2,528,535	$232,888	$57	$2,331,083	$205,803	$60
Other delinquency statistics:
Loans in process of foreclosure, included above	$9,152	$1,995	$—	$11,849	$1,583	$—
Number of foreclosures outstanding at period end	77	17	—	92	14	—
Serious delinquency rate (a)	0.59%	2.37%	—%	0.74%	1.99%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$14,956	$5,515	$—	$17,158	$4,103	$—
Past due 90 days or more and still accruing interest	$—	$5,515	$—	$—	$4,103	$—
Loans on non-accrual status	$14,956	$—	$—	$17,158	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$9,723	$622	$—	$10,683	$290	$—
Modified loans under MPF® program	$1,641	$—	$—	$835	$—	$—
Real estate owned	$1,653			$2,166

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

Troubled Debt Restructurings (“TDRs”) and MPF Modification Standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  The MPF program offers a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2017.  This modification plan was made available to homeowners currently in default or imminent danger of default and only a few MPF loans had been modified under the plan and outstanding at December 31, 2016 and December 31, 2015.  Due to the insignificant numbers of loans modified and considered to be a TDR, forgiveness and other information with respect to the modifications have been omitted.  Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balances were $0.2 million and $0.1 million at December 31, 2016 and December 31, 2015.  A loan involved in the MPF modification program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  A modified loan is considered a TDR until the modified loan is performing to its original terms.

The FHLBNY measures all estimated credit losses based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $9.7 million and $10.7 million of such loans were outstanding at December 31, 2016 and December 31, 2015.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more, and $0.7 million were deemed impaired due to their past due delinquency status at December 31, 2016.  The allowance for credit losses associated with those loans was immaterial as the loans were well collateralized.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	December 31, 2016			December 31, 2015
Recorded Investment Outstanding	Performing	Non- performing	Total TDRs	Performing	Non- performing	Total TDRs
Troubled debt restructurings (TDRs) (a)(b) :
Loans discharged from bankruptcy	$9,026	$697	$9,723	$10,017	$666	$10,683
Modified loans under MPF® program	1,514	127	1,641	794	41	835
Total troubled debt restructurings	$10,540	$824	$11,364	$10,811	$707	$11,518
Related Allowance			$183			$113

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 10.                 Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	December 31, 2016	December 31, 2015
Interest-bearing deposits
Interest-bearing demand	$1,183,468	$1,308,923
Term (a)	35,000	26,000
Total interest-bearing deposits	1,218,468	1,334,923
Non-interest-bearing demand	22,281	15,493
Total deposits (b)	$1,240,749	$1,350,416

(a)         Term deposits were for periods of one year or less.

(b)         Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC.  Deposits are received in the ordinary course of the FHLBNY’s business.  The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 7. Held-to-Maturity Securities.

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Due in one year or less
Interest-bearing deposits (a)	$1,218,468	0.22%	$1,334,923	0.04%
Non-interest-bearing deposits	22,281		15,493
Total deposits	$1,240,749		$1,350,416

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.0 trillion and $0.9 trillion as of December 31, 2016 and December 31, 2015.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	December 31, 2016	December 31, 2015
Percentage of unpledged qualifying assets to consolidated obligations	107%	107%

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Consolidated obligation bonds-amortized cost	$84,351,354	$67,225,768
Hedge valuation basis adjustments (a)	290,016	346,423
Hedge basis adjustments on terminated hedges (b)	140,331	145,512
FVO (c) - valuation adjustments and accrued interest	2,963	(1,751)

Total Consolidated obligation bonds	$84,784,664	$67,715,952

Discount notes-amortized cost	$49,334,380	$46,837,709
FVO (c) - valuation adjustments and remaining accretion	23,514	12,159

Total Consolidated obligation discount notes	$49,357,894	$46,849,868

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

(c)    Valuation adjustments represent changes in the entire fair values of bonds and discount notes elected under the FVO.

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2016			December 31, 2015
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$55,251,690	0.80%	65.52%	$37,123,630	0.44%	55.23%
Over one year through two years	19,603,965	0.95	23.25	18,265,465	0.80	27.18
Over two years through three years	3,376,095	1.39	4.00	4,128,285	1.38	6.14
Over three years through four years	1,225,175	2.12	1.45	1,708,750	1.65	2.54
Over four years through five years	1,060,320	2.08	1.26	1,450,050	1.98	2.16
Thereafter	3,810,300	3.25	4.52	4,540,420	3.08	6.75

Total par value	84,327,545	1.00%	100.00%	67,216,600	0.84%	100.00%

Bond premiums (b)	52,336			42,169
Bond discounts (b)	(28,527)			(33,001)
Hedge valuation basis adjustments (c)	290,016			346,423
Hedge basis adjustments on terminated hedges (d)	140,331			145,512
FVO (e) - valuation adjustments and accrued interest	2,963			(1,751)

Total Consolidated obligation-bonds	$84,784,664			$67,715,952

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of Interest expense by $15.6 million, $18.8 million, and $26.5 million in 2016, 2015 and 2014.

(c)          Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship.  Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at its maturity, the unamortized basis is reversed to $0.  The unamortized basis was $140.3 million and $145.5 million at December 31, 2016 and at December 31, 2015.  Amortization of hedge basis adjustments was recorded as a yield adjustment, which reduced Interest expenses by $5.7 million, $5.5 million and $3.2 million in 2016, 2015 and 2014.

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Federal Home Loan Bank of New York

Notes to Financial Statements

Interest Rate Payment Terms

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$32,878,545	38.99%	$45,808,600	68.15%
Fixed-rate, callable	1,255,000	1.49	3,698,000	5.50
Step Up, callable	160,000	0.19	525,000	0.78
Single-index floating rate	50,034,000	59.33	17,185,000	25.57

Total par value	84,327,545	100.00%	67,216,600	100.00%

Bond premiums	52,336		42,169
Bond discounts	(28,527)		(33,001)
Hedge valuation basis adjustments (a)	290,016		346,423
Hedge basis adjustments on terminated hedges (b)	140,331		145,512
FVO (c) - valuation adjustments and accrued interest	2,963		(1,751)

Total Consolidated obligation-bonds	$84,784,664		$67,715,952

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

The FHLBNY’s outstanding consolidated obligation discount notes were as follows (dollars in thousands):

	December 31, 2016	December 31, 2015

Par value	$49,392,445	$46,875,847
Amortized cost	$49,334,380	$46,837,709
FVO (a) - valuation adjustments and remaining accretion	23,514	12,159
Total discount notes	$49,357,894	$46,849,868

Weighted average interest rate	0.48%	0.26%

(a)         Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Note 12.                                                  Affordable Housing Program.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2016	2015	2014

Beginning balance	$113,352	$113,544	$123,060
Additions from current period’s assessments	44,752	46,182	35,094
Net disbursements for grants and programs	(33,042)	(46,374)	(44,610)
Ending balance	$125,062	$113,352	$113,544

Note 13.                                                              Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

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

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2016		December 31, 2015
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$747,937	$7,751,165	$691,580	$6,874,668
Total capital-to-asset ratio	4.00%	5.40%	4.00%	5.58%
Total capital (b)	$5,744,251	$7,751,165	$4,929,936	$6,874,668
Leverage ratio	5.00%	8.10%	5.00%	8.37%
Leverage capital (c )	$7,180,314	$11,626,748	$6,162,420	$10,312,002

(a)         Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 932.2 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”

(b)         Required “Total capital” is 4.0% of total assets.

(c)          A leverage ratio of total capital to total assets of at least 5.0%.  For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.

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

	December 31, 2016	December 31, 2015

Redemption less than one year	$11,384	$5,033
Redemption from one year to less than three years	14,000	12,214
Redemption from three years to less than five years	483	271
Redemption from five years or greater	5,568	1,981

Total	$31,435	$19,499

Voluntary and Involuntary Withdrawal and Changes in Membership — Changes in membership due to mergers were not significant in 2016 and 2015.  When a member is acquired by a non-member, the FHLBNY reclassifies stock of the member to a liability on the day the member’s charter is dissolved.  Under existing practice, the FHLBNY repurchases Class B2 capital stock held by former members if such stock is considered “excess” and is no longer required to support outstanding advances.  Class B1 membership stock held by former members is re-calculated and repurchased annually.

The following table provides withdrawals and terminations in membership:

	Years ended December 31,
	2016	2015

Involuntary Termination (a)	1	3

Non-member due to merger	4	3

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

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2016	2015	2014

Beginning balance	$19,499	$19,200	$23,994
Capital stock subject to mandatory redemption reclassified from equity	52,902	8,914	—
Redemption of mandatorily redeemable capital stock (a)	(40,966)	(8,615)	(4,794)
Ending balance	$31,435	$19,499	$19,200
Accrued interest payable (b)	$606	$198	$197

(a)              Redemption includes repayment of excess stock.

(b)              The annualized accrual rate were 5.00%, 4.10% and 4.05% for the three months ended December 31, 2016, December 31, 2015 and December 31, 2014.   Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $383.3 million and $303.1 million as restricted retained earnings in the FHLBNY’s Total Capital at December 31, 2016 and December 31, 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 14.                          Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Years ended December 31,
	2016	2015	2014

Net income	$401,152	$414,811	$314,923

Net income available to stockholders	$401,152	$414,811	$314,923

Weighted average shares of capital	57,360	53,184	55,524
Less: Mandatorily redeemable capital stock	(244)	(193)	(219)
Average number of shares of capital used to calculate earnings per share	57,116	52,991	55,305

Basic earnings per share	$7.02	$7.83	$5.69

Note 15.                                                  Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the FHLBNY maintains a non-qualified Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations.  The BEP is an unfunded plan.  In the first quarter of 2014, the Board of Directors of the FHLBNY voted to make changes to the Pentegra DB Plan and the BEP plan effective July 1, 2014 for new employees hired on or after the effective date; changes to the plans will reduce obligations and expenses for the new employees when the employees become eligible for the pension benefits; changes to the plans had no significant impact on the financial obligations as of December 31, 2016 or any periods in this report.

Plan amendments were made to the Retiree Medical Benefits Plan for retired employees and for eligible employees.  Effective January 1, 2015, the Retiree Medical Benefits Plan is available to active employees who have completed 10 years of employment service at the FHLBNY and attained age 55 as of that date.  For those employees who qualified to remain in the plan, the current Defined Dollar Plan subsidy was reduced by 50% for all service earned after December 31, 2014, and the annual “Cost of Living Adjustment” was eliminated.  Retired employees remain eligible to participate in the Retiree Medical Benefits Plan.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the years ended (in thousands):

	Years ended December 31,
	2016	2015	2014
Defined Benefit Plan	$7,947	$18,201	$6,385
Benefit Equalization Plan (defined benefit)	4,566	4,748	3,488
Defined Contribution Plan	2,003	1,803	1,659
Postretirement Health Benefit Plan	(176)	(27)	124

Total retirement plan expenses	$14,340	$24,725	$11,656

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

Federal Home Loan Bank of New York

Notes to Financial Statements

months after the asset valuation date.  As a result, the market value of assets at the valuation date (July 1) may increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The following table presents multiemployer plan disclosure for the three years ended December 31, (dollars in thousands):

	2016	2015 (d)	2014

Net pension cost charged to compensation and benefit expense for the year ended December 31	$7,947	$18,201	$6,385
Contributions allocated to plan year ended June 30	$8,344 (a)	$17,651	$6,319
Pentegra DB Plan funded status as of July 1 (b)	104.12%	106.89%	111.44%
FHLBNY’s funded status as of July 1 (c)	114.86%	115.08%	113.36%

(a)              Contribution in 2016 was not more than 5% of the total contribution made to the multi-employer plan by all participants for the most recent Form 5500 files by the plan.  Contribution in December 2015 was $18.8 million which was more than 5% of the total contributions to the Pentegra DB Plan for the plan year ending June 30, 2014.

(b)              Funded status is based on actuarial valuation of the Pentegra DB Plan, and includes all participants allocated to plan years and known at the time of the preparation of the actuarial valuation. The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year. Funded status remains preliminary until the Form 5500 is filed no later than April 15, 2017 for the plan year ended June 30, 2016.  For information with respect to contributions expensed by the FHLBNY, see previous Table — Retirement Plan Expenses Summary.  Contributions include minimum required under ERISA that are prepaid for the plan year ended June 30, 2017, and as a result contributions may not equal amounts expensed.

(c)               Based on cash contributions made through December 31, 2016 and allocated to the DB Plan year(s). The funded status may increase because the FHLBNY is permitted to make contribution through March 15 of the following year.

(d)              A catch up contribution was made in 2015 for the DB Plan.  The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2015.

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

The accrued pension costs for the BEP plan were as follows (in thousands):

	December 31,
	2016	2015

Accumulated benefit obligation	$43,673	$40,814
Effect of future salary increases	10,068	6,168
Projected benefit obligation	53,741	46,982
Unrecognized prior service credit/(cost)	—	48
Unrecognized net (loss)/gain	(22,331)	(18,482)

Accrued pension cost	$31,410	$28,548

Components of the projected benefit obligation for the BEP plan were as follows (in thousands):

	December 31,
	2016	2015

Projected benefit obligation at the beginning of the year	$46,982	$47,826
Service cost	743	739
Interest cost	1,904	1,790
Benefits paid	(1,704)	(1,689)
Actuarial loss/(gain) (a)	5,816	(1,684)

Projected benefit obligation at the end of the year	$53,741	$46,982

The measurement date used to determine projected benefit obligation for the BEP plan was December 31 in each of the two years.

(a)         Actuarial loss of $5.8 million in 2016 was primarily due to unfavorable changes in demographic experience, and decrease in the discount rate.  Unfavorable changes were partly offset by gain due to change in mortality assumptions.  Actuarial gain of $1.7 million in 2015 was primarily due to increase in the discount rate, and change in mortality assumptions, partly offset by unfavorable changes in demographic experience.

Federal Home Loan Bank of New York

Notes to Financial Statements

Amounts recognized in AOCI for the BEP plan were as follows (in thousands):

	December 31,
	2016	2015

Net loss/(gain)	$22,331	$18,482
Prior service (credit)/cost	—	(48)
Accumulated other comprehensive loss/(gain)	$22,331	$18,434

Changes in the BEP plan assets were as follows (in thousands):

	December 31,
	2016	2015

Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	1,704	1,689
Benefits paid	(1,704)	(1,689)
Fair value of the plan assets at the end of the year	$—	$—

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Service cost	$743	$739	$709
Interest cost	1,904	1,790	1,605
Amortization of unrecognized net loss/(gain)	1,966	2,272	1,227
Amortization of unrecognized past service (credit)/cost	(47)	(53)	(53)

Net periodic benefit cost	$4,566	$4,748	$3,488

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2016	2015

Net loss/(gain)	$5,816	$(1,684)
Amortization of net (gain)/loss	(1,966)	(2,272)
Amortization of prior service cost/(credit)	47	53

Total recognized in other comprehensive loss/(income)	$3,897	$(3,903)

Total recognized in net periodic benefit cost and other comprehensive income	$8,463	$845

The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the BEP plan that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2017

Expected amortization of net loss/(gain)	$2,554

Key assumptions and other information for the actuarial calculations to determine benefit obligations for the BEP plan were as follows (dollars in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014

Discount rate (a)	3.96%	4.13%	3.81%
Salary increases	4.50%	4.50%	4.50%
Amortization period (years)	7	7	8
Benefits paid during the period	$(1,704)	$(1,689)	$(1,266)

(a)         The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.

Future BEP plan benefits to be paid were estimated to be as follows (in thousands):

Years	Payments

2017	$1,795
2018	1,898
2019	2,068
2020	2,219
2021	2,440
2022-2026	15,092

Total	$25,512

The net periodic benefit cost for 2017 is expected to be $5.5 million ($4.6 million in 2016).

Federal Home Loan Bank of New York

Notes to Financial Statements

Postretirement Health Benefit Plan

The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits.  The Plan is unfunded.  The Plan, as amended,  is no longer be offered to active employees who had not completed 10 years of employment service at the FHLBNY and attained age 55 as of January 1, 2015, the effective date of the amendment.  For those employees who qualified to remain in the Plan, the current Defined Dollar Plan subsidy was reduced by 50% for all service earned after December 31, 2014, and the annual “Cost of Living Adjustment” was also eliminated.  The impact of the amendments to the Plan is summarized below.

The net periodic benefit costs in 2016 and 2015 were immaterial credits to expense, benefitting from amortization of gains from plan amendments in the first quarter of 2014 that resulted in a reduction of $8.8 million in plan obligations.  The gains will be amortized over an actuarially determined period, effectively reducing net periodic benefit cost in each period.

Assumptions used in determining the accumulated postretirement benefit obligation (“APBO”) included a discount rate assumption of 3.88%.  At December 31, 2016, the effect of a percentage point increase in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $49.5 thousand ($50.3 thousand at December 31, 2015) and an increase in APBO of $1.3 million ($1.3 million at December 31, 2015).  At December 31, 2016, the effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $42.7 thousand ($42.7 thousand at December 31, 2015) and an increase in APBO of $1.1 million ($1.1 million at December 31, 2015).

Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015

Accumulated postretirement benefit obligation at the beginning of the year	$14,320	$15,636
Service cost	119	125
Interest cost	598	551
Actuarial loss/(gain)	712	(1,090)
Plan participant contributions	277	225
Actual benefits paid	(846)	(1,177)
Retiree drug subsidy reimbursement	58	50
Accumulated postretirement benefit obligation at the end of the year	15,238	14,320

Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2016	2015

Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	569	952
Plan participant contributions	277	225
Actual benefits paid	(846)	(1,177)
Fair value of plan assets at the end of the year	$—	$—

Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2016	2015

Prior service (credit)/cost	$(3,780)	$(5,540)
Net loss/(gain)	4,070	4,226
Accumulated other comprehensive loss/(gain)	$290	$(1,314)

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the postretirement health benefit plan are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2017

Expected amortization of net loss/(gain)	$567
Expected amortization of prior service (credit)/cost	$(1,761)

Federal Home Loan Bank of New York

Notes to Financial Statements

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2016	2015	2014

Service cost (benefits attributed to service during the period)	$119	$125	$426
Interest cost on accumulated postretirement health benefit obligation	598	551	594
Amortization of loss/(gain)	868	1,058	425
Amortization of prior service (credit)/cost	(1,761)	(1,761)	(1,321)

Net periodic postretirement health benefit (income)/cost (a)	$(176)	$(27)	$124

(a)         Plan amendments in a prior year reduced plan obligations by $8.8 million, and the resulting gain is being amortized over an actuarially determined period, reducing net periodic benefit costs.

Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2016	2015

Net (gain)/loss	$712	$(1,090)
Amortization of net (gain)/loss	(868)	(1,058)
Amortization of prior service cost/(credit)	1,761	1,761

Total recognized in other comprehensive income	$1,605	$(387)

Total recognized in net periodic benefit cost and other comprehensive income	$1,429	$(414)

The measurement date used to determine benefit obligations was December 31 in each of the two years.

Key assumptions and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2016	2015	2014

Weighted average discount rate (a)	3.88%	3.94%	3.65%

Health care cost trend rates:
Assumed for next year
Pre 65	6.65%	7.00%	7.75%
Post 65	6.00%	6.25%	7.25%
Pre 65 Ultimate rate	4.50%	4.50%	5.00%
Pre 65 Year that ultimate rate is reached	2023	2024/2023	2022
Post 65 Ultimate rate	4.50%	4.50%	5.00%
Post 65 Year that ultimate rate is reached	2023	2024/2023	2022
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

(a)               The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the periods in this report.

Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments

2017	$792
2018	846
2019	899
2020	940
2021	981
2022-2026	5,139
Total	$9,597

The postretirement health benefit plan accrual for 2017 is expected to be a credit of $0.5 million (a credit of $0.2 million in 2016).

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

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding were $129.0 million and $31.0 million at December 31, 2016 and December 31, 2015.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

Other Economic Hedges

The derivatives in economic hedges are considered freestanding and changes in the fair values of the swaps are recorded through income.  In general, economic hedges comprised of (1) interest rate caps to hedge balance sheet risk, specifically interest rate risk from certain capped floating rate investment securities, (2) interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges, (3) interest rate swaps in economic hedges of advances and debt elected under the FVO, and (4) interest rate swaps in economic hedges of securities in the trading/liquidity portfolio.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Typically, margin consists of “Initial margin” and “Variation margin”.  Variation margin fluctuates with the fair values of the open contracts.  Initial margin fluctuates with the volatility of the FHLBNY’s portfolio of cleared derivatives, and volatility is measured by the speed and severity of market price changes of the portfolio.  Initial margin and Variation margins are posted in cash by the FHLBNY and are accounted as cash collateral.

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

	December 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments -Nettable
Gross recognized amount
Bilateral derivatives	$207,462	$230,084	$237,981	$527,061
Cleared derivatives	518,962	213,719	355,644	135,638
Total gross recognized amount	726,424	443,803	593,625	662,699
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(94,742)	(85,199)	(227,007)	(316,962)
Cleared derivatives	(302,867)	(213,719)	(184,959)	(135,638)
Total gross amounts of netting adjustments and cash collateral	(397,609)	(298,918)	(411,966)	(452,600)
Net amounts after offsetting adjustments
Bilateral derivatives	112,720	144,885	10,974	210,099
Cleared derivatives	216,095	—	170,685	—
Total net amounts after offsetting adjustments	328,815	144,885	181,659	210,099
Derivative instruments -Not Nettable
Delivery commitments (a)	60	100	17	14
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$328,875	$144,985	$181,676	$210,113
Non-cash collateral received or pledged not offset (c)
Cannot be sold or repledged
Bilateral derivatives	$104,470	$—	$345	$—
Delivery commitments (a)	60	—	17	—
Total cannot be sold or repledged	104,530	—	362	—
Net unsecured amount
Bilateral derivatives	8,250	144,985	10,629	210,113
Cleared derivatives	216,095	—	170,685	—
Total net amount (d)	$224,345	$144,985	$181,314	$210,113

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

(b)         Total net amount represents net unsecured amounts of Derivative assets and liabilities recorded in the Statements of Condition at December 31, 2016 and December 31, 2015.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.  It does not include non-cash collateral received or pledged.

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

The gross derivative exposure, as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, was $726.4 million at December 31, 2016 and $593.6 million at December 31, 2015.  Fair value amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), were $397.6 million and $412.0 million at those dates.  These netting adjustments included $354.7 million and $329.9 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at December 31, 2016 and December 31, 2015, and the net exposures after offsetting adjustments were $328.9 million and $181.7 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential non-performance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At December 31, 2016 and December 31, 2015, net fair values of

Federal Home Loan Bank of New York

Notes to Financial Statements

derivatives in unrealized loss positions were $145.0 million and $210.1 million, after deducting $256.0 million and $370.5 million of cash collateral posted to the exposed counterparties.

With respect to cleared derivatives, cash posted to the DCOs were in excess of required margins, primarily due to the requirement to post Initial margin.  The DCOs were exposed to the extent of the failure of the FHLBNY to deliver cash margin, which is typically paid one day following the execution of a cleared derivative, and that specific exposure was not significant at December 31, 2016 and December 31, 2015.

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

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$63,333,846	$670,694	$344,126
Interest rate swaps-cash flow hedges	1,934,000	17,719	68,793
Total derivatives in hedging instruments	65,267,846	688,413	412,919
Derivatives not designated as hedging instruments
Interest rate swaps	26,125,822	27,993	26,405
Interest rate caps or floors	2,698,000	5,214	—
Mortgage delivery commitments	28,447	60	100
Other (b)	258,000	4,804	4,479
Total derivatives not designated as hedging instruments	29,110,269	38,071	30,984
Total derivatives before netting and collateral adjustments	$94,378,115	726,484	443,903
Netting adjustments and cash collateral (c)		(397,609)	(298,918)
Net after cash collateral reported on the Statements of Condition		328,875	$144,985
Security collateral received from counterparty (d)		(104,470)
Net exposure		$224,405

	December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$69,075,046	$561,016	$551,617
Interest rate swaps-cash flow hedges	1,624,000	2,017	87,259
Total derivatives in hedging instruments	70,699,046	563,033	638,876
Derivatives not designated as hedging instruments
Interest rate swaps	33,322,944	25,174	23,414
Interest rate caps or floors	2,698,000	4,947	—
Mortgage delivery commitments	14,806	17	14
Other (b)	62,000	471	409
Total derivatives not designated as hedging instruments	36,097,750	30,609	23,837
Total derivatives before netting and collateral adjustments	$106,796,796	593,642	662,713
Netting adjustments and cash collateral (c)		(411,966)	(452,600)
Net after cash collateral reported on the Statements of Condition		$181,676	$210,113

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

(c)          Cash collateral and related accrued interest posted by counterparties to the FHLBNY of $354.7 million and $329.9 million at December 31, 2016 and December 31, 2015 were netted in Netting adjustments in Derivative assets; cash collateral posted by the FHLBNY of $256.0 million and $370.5 million at December 31, 2016 and December 31, 2015 were netted in Netting adjustments in Derivative liabilities.  Variation margin on cleared derivatives were accounted as cash collateral and included in the netting adjustments.

(d)         At December 31, 2016, counterparties had pledged U.S. government treasury security as collateral; does not include $60.0 thousand mortgage collateral pledged to the FHLBNY to secure delivery commitments at December 31, 2016.  No securities had been pledged to the FHLBNY at December 31, 2015.

Earnings Impact of Derivatives and Hedging Activities

The FHLBNY carries all derivative instruments on the Statements of Condition at fair value as Derivative Assets and Derivative Liabilities.  If derivatives meet the hedging criteria under hedge accounting rules, including effectiveness measures, changes in fair value of the associated hedged financial instrument attributable to the risk

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Components of net gains/(losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	December 31, 2016
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$295,080	$(293,720)	$1,360	$(392,473)
Consolidated obligation bonds	(55,503)	56,385	882	91,243
Net gains (losses) related to fair value hedges	239,577	(237,335)	2,242	$(301,230)
Cash flow hedges	58		58	$(34,908)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(3,302)		(3,302)
Caps or floors	253		253
Mortgage delivery commitments	(530)		(530)
Swaps economically hedging instruments designated under FVO	6,231		6,231
Accrued interest-swaps (a)	(6,673)		(6,673)
Net (losses) related to derivatives not designated as hedging instruments	(4,021)		(4,021)
Net gains (losses) on derivatives and hedging activities	$235,614	$(237,335)	$(1,721)

	December 31, 2015
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$429,007	$(434,946)	$(5,939)	$(888,800)
Consolidated obligation bonds	(1,071)	9,939	8,868	218,299
Net gains (losses) related to fair value hedges	427,936	(425,007)	2,929	$(670,501)
Cash flow hedges	(284)		(284)	$(36,162)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(782)		(782)
Caps or floors	(2,640)		(2,640)
Mortgage delivery commitments	(137)		(137)
Swaps economically hedging instruments designated under FVO	(9,712)		(9,712)
Accrued interest-swaps (a)	23,183		23,183
Net gains related to derivatives not designated as hedging instruments	9,912		9,912
Net gains (losses) on derivatives and hedging activities	$437,564	$(425,007)	$12,557

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2014
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$415,444	$(416,066)	$(622)	$(1,001,326)
Consolidated obligation bonds	179,072	(172,834)	6,238	251,205
Net gains (losses) related to fair value hedges	594,516	(588,900)	5,616	$(750,121)
Cash flow hedges	51		51	$(35,143)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	657		657
Caps or floors	(19,664)		(19,664)
Mortgage delivery commitments	1,027		1,027
Swaps economically hedging instruments designated under FVO	(1,233)		(1,233)
Accrued interest-swaps (a)	13,663		13,663
Net (losses) related to derivatives not designated as hedging instruments	(5,550)		(5,550)
Net gains (losses) on derivatives and hedging activities	$589,017	$(588,900)	$117

(a)         Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	December 31, 2016
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings
Consolidated obligation bonds (a)	$5,982	Interest Expense	$(2,127)	$58
Consolidated obligation discount notes (b)	35,910	Interest Expense	—	—
	$41,892		$(2,127)	$58

	December 31, 2015
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings
Consolidated obligation bonds (a)	$(2,699)	Interest Expense	$(2,773)	$(284)
Consolidated obligation discount notes (b)	(4,444)	Interest Expense	—	—
	$(7,143)		$(2,773)	$(284)

	December 31, 2014
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings
Consolidated obligation bonds (a)	$(104)	Interest Expense	$(2,902)	$51
Consolidated obligation discount notes (b)	(58,482)	Interest Expense	—	—
	$(58,586)		$(2,902)	$51

(a)             Cash flow hedges of anticipated issuance of consolidated obligation bonds.

Changes in period recognized in AOCI— Cash flow hedges executed and closed in 2016 resulted in a net unrecognized gains of $6.0 million, compared to net unrecognized losses of $2.7 million and $0.1 million in 2015 and 2014.  Open swap contracts under this hedging strategy were notional amounts of $95.0 million and $35.0 million at December 31, 2016 and December 31, 2015.  Unrecognized gains and losses in AOCI are amortized and reclassified to interest income and expense with an offset to the cumulative balance in AOCI.  The fair values of open contracts recorded in AOCI were unrealized gains of $1.8 million at December 31, 2016, compared to unrealized losses of $0.1 million at December 31, 2015.

Federal Home Loan Bank of New York

Notes to Financial Statements

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized gains from hedges of anticipatory issuance strategy was $2.3 million at December 31, 2016 and net unrecognized losses of $5.8 million at December 31, 2015.  For more information, see Rollforward table below.

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

(b)             Hedges of discount notes in rolling issuances

Changes in period recognized in AOCI — Amounts represented period-over-period change in the fair values of open swap contracts in the cash flow hedging strategy.  Open swap contracts under this strategy were notional amounts of $1.8 billion and $1.6 billion at December 31, 2016 and December 31, 2015.  The fair values changes recorded in AOCI were net unrealized gains of $35.9 million at December 31, 2016, compared to net unrealized losses of $4.4 million and $58.5 million at December 31, 2015 and 2014.  The cash flow hedges mitigated exposure to the variability in future cash flows over a maximum period of 15 years.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized losses from hedges of discount notes in rolling issuances was $49.3 million at December 31, 2016 and $85.2 million at December 31, 2015.  For more information, see Rollforward table below.

(c)              Ineffectiveness recognized in earnings — The effective portion of the fair values of open contracts is recorded in AOCI.  Ineffectiveness is recorded in Other income as a component of derivatives and hedging gains and losses.

Cash Flow Hedges — Fair Value Changes in AOCI Rollforward Analysis (in thousands):

	December 31, 2016		December 31, 2015
	Rollover Hedge Program	Anticipatory Hedge Program	Rollover Hedge Program	Anticipatory Hedge Program
Beginning balance	$(85,222)	$(5,815)	$(80,778)	$(5,889)
Changes in fair values	35,910	—	(4,444)	—
Amount reclassified		2,127		2,773
Fair Value - closed contract	—	4,202	—	(2,678)
Fair Value - open contract	—	1,780	—	(21)
Ending balance	$(49,312)	$2,294	$(85,222)	$(5,815)

Notional amount of swaps outstanding	$1,839,000	$95,000	$1,589,000	$35,000

There were no material amounts that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

It is expected that over the next 12 months, $1.3 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

Federal Home Loan Bank of New York

Notes to Financial Statements

Note 17.                                                  Fair Values of Financial Instruments.

The fair value amounts recorded on the Statements of Condition or presented in the note disclosures have been determined by the FHLBNY using available market information and best judgment of appropriate valuation methods.

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2016
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$151,769	$151,769	$151,769	$—	$—	$—
Securities purchased under agreements to resell	7,150,000	7,149,882	—	7,149,882	—	—
Federal funds sold	6,683,000	6,682,915	—	6,682,915	—	—
Trading securities	131,151	131,151	—	131,151	—	—
Available-for-sale securities	697,812	697,812	41,718	656,094	—	—
Held-to-maturity securities	16,022,293	16,146,971	—	14,831,668	1,315,303	—
Advances	109,256,625	109,285,876	—	109,285,876	—	—
Mortgage loans held-for-portfolio, net	2,746,559	2,730,328	—	2,730,328	—	—
Loans to other FHLBanks	255,000	254,998	—	254,998	—	—
Accrued interest receivable	163,379	163,379	—	163,379	—	—
Derivative assets	328,875	328,875	—	726,484	—	(397,609)
Other financial assets	1,653	1,653	—	—	1,653	—

Liabilities
Deposits	1,240,749	1,240,719	—	1,240,719	—	—
Consolidated obligations
Bonds	84,784,664	84,702,084	—	84,702,084	—	—
Discount notes	49,357,894	49,355,575	—	49,355,575	—	—
Mandatorily redeemable capital stock	31,435	31,435	31,435	—	—	—
Accrued interest payable	130,178	130,178	—	130,178	—	—
Derivative liabilities	144,985	144,985	—	443,903	—	(298,918)
Other financial liabilities	67,670	67,670	67,670	—	—	—

	December 31, 2015
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$327,482	$327,482	$327,482	$—	$—	$—
Securities purchased under agreements to resell	4,000,000	3,999,933	—	3,999,933	—	—
Federal funds sold	7,245,000	7,244,805	—	7,244,805	—	—
Available-for-sale securities	990,129	990,129	32,873	957,256	—	—
Held-to-maturity securities	13,932,372	14,114,222	—	12,985,121	1,129,101	—
Advances	93,874,211	93,681,217	—	93,681,217	—	—
Mortgage loans held-for-portfolio, net	2,524,285	2,546,492	—	2,546,492	—	—
Accrued interest receivable	145,913	145,913	—	145,913	—	—
Derivative assets	181,676	181,676	—	593,642	—	(411,966)
Other financial assets	2,166	2,166	—	—	2,166	—

Liabilities
Deposits	1,350,416	1,350,382	—	1,350,382	—	—
Consolidated obligations
Bonds	67,715,952	67,529,043	—	67,529,043	—	—
Discount notes	46,849,868	46,848,521	—	46,848,521	—	—
Mandatorily redeemable capital stock	19,499	19,499	19,499	—	—	—
Accrued interest payable	108,575	108,575	—	108,575	—	—
Derivative liabilities	210,113	210,113	—	662,713	—	(452,600)
Other financial liabilities	47,528	47,528	47,528	—	—	—

(a)         Level 3 Instruments — The fair values of non-Agency private-label MBS and housing finance agency bonds were estimated by management based on pricing services.  Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity so that the inputs may not be market based and observable.

Fair Value Hierarchy

The FHLBNY records available-for-sale securities, derivative assets, derivative liabilities, and consolidated obligations and advances elected under the FVO at fair value on a recurring basis.  On a non-recurring basis, when held-to-maturity securities are determined to be OTTI, the securities are written down to their fair values; when mortgage loans held-for-portfolio are written down or are foreclosed as Other real estate owned (“REO”), they are recorded at the fair values of the real-estate collateral supporting the mortgage loans.

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices

Federal Home Loan Bank of New York

Notes to Financial Statements

provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster, at December 31, 2016, each price must fall within 7 points (7 points at December 31, 2015) of the median price for residential PLMBS and within 2 points (2 points at December 31, 2015) of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At December 31, 2016, no held-to-maturity private-label MBS was deemed OTTI, although de minimis amounts of credit re-impairments were recorded in the three quarters in 2016.  At December 31, 2015, one held-to-maturity private-label MBS was deemed OTTI and was written down to its fair values, so that its carrying values recorded in the balance sheet equaled its fair values, which was classified on a nonrecurring basis as Level 3 financial instruments under the valuation hierarchy.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at December 31, 2016 and December 31, 2015.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for the significance factor has been established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At December 31, 2016 and December 31, 2015, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At December 31, 2016 and December 31, 2015, fair values of credit impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were also considered to be observable.  During the twelve months ended December 31, 2016, certain loans that were delinquent for 180 days or more had been charged-off and loans were recorded at their fair values of $3.5 million on a non-recurring basis as a Level 2 financial instruments as significant inputs to value collateral were considered to be observable.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2016 and December 31, 2015.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2016 and December 31, 2015.

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

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at December 31, 2016 and December 31, 2015, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (ORE) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York

Notes to Financial Statements

Items Measured at Fair Value on a Recurring Basis (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$30,969	$—	$30,969	$—	$—
U.S. treasury securities	100,182	—	100,182	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	656,094	—	656,094	—	—
Equity and bond funds	41,718	41,718	—	—	—
Advances (to the extent FVO is elected)	9,873,157	—	9,873,157	—	—
Derivative assets (a)
Interest-rate derivatives	328,815	—	726,424	—	(397,609)
Mortgage delivery commitments	60	—	60	—	—
Total recurring fair value measurement - assets	$11,030,995	$41,718	$11,386,886	$—	$(397,609)
Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(12,228,412)	$—	$(12,228,412)	$—	$—
Bonds (to the extent FVO is elected) (b)	(2,052,513)	—	(2,052,513)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(144,885)	—	(443,803)	—	298,918
Mortgage delivery commitments	(100)	—	(100)	—	—
Total recurring fair value measurement - liabilities	$(14,425,910)	$—	$(14,724,828)	$—	$298,918

	December 31, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Available-for-sale securities
GSE/U.S. agency issued MBS	$957,256	$—	$957,256	$—	$—
Equity and bond funds	32,873	32,873	—	—	—
Advances (to the extent FVO is elected)	9,532,553	—	9,532,553	—	—
Derivative assets (a)
Interest-rate derivatives	181,659	—	593,625	—	(411,966)
Mortgage delivery commitments	17	—	17	—	—
Total recurring fair value measurement - assets	$10,704,358	$32,873	$11,083,451	$—	$(411,966)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(12,471,868)	$—	$(12,471,868)	$—	$—
Bonds (to the extent FVO is elected) (b)	(13,320,909)	—	(13,320,909)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(210,099)	—	(662,699)	—	452,600
Mortgage delivery commitments	(14)	—	(14)	—	—
Total recurring fair value measurement - liabilities	$(26,002,890)	$—	$(26,455,490)	$—	$452,600

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$3,496	$—	$3,496	$—
Real estate owned	1,089	—	—	1,089
Total non-recurring assets at fair value	$4,585	$—	$3,496	$1,089

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3

Private-label residential mortgage-backed securities	$3,516	$—	$—	$3,516
Mortgage loans held-for-portfolio	10,683	—	10,683	—
Real estate owned	2,360	—	—	2,360
Total non-recurring assets at fair value	$16,559	$—	$10,683	$5,876

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — No held-to-maturity PLMBS was determined to be OTTI at December 31, 2016, although immaterial amount of OTTI were recorded during the first three quarters of 2016.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that are determined to be credit impaired are required to be recorded at their fair values in the Statements of Condition.  For more information, see Note 7.  Held-to-Maturity Securities.

Mortgage loans and “Real estate owned” — Fair values recorded on a non-recurring basis during the period ended on the reporting dates.  During the twelve months ended December 31, 2016, certain loans that were delinquent for 180 days or more were partially charged-off and the loans were recorded at their collateral values of $3.5 million on a non-recurring basis.  Real estate owned (“Foreclosed”) properties, with fair values of $1.1 million were recorded on a non-recurring basis during the same period.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary during the twelve months ended December 31, 2016 and December 31, 2015.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Year ended December 31, 2016
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$9,532,553	$(13,320,909)	$(12,471,868)
New transactions elected for fair value option	8,304,504	(2,295,300)	(23,022,995)
Maturities and terminations	(7,979,746)	13,568,410	23,277,806
Net gains (losses) on financial instruments held under fair value option	12,744	(10,234)	(4,364)
Change in accrued interest/unaccreted balance	3,102	5,520	(6,991)

Balance, end of the period	$9,873,157	$(2,052,513)	$(12,228,412)

	Year ended December 31, 2015
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$15,655,403	$(19,523,202)	$(7,890,027)
New transactions elected for fair value option	9,282,240	(18,462,660)	(19,085,181)
Maturities and terminations	(15,400,780)	24,655,080	14,512,436
Net (losses) gains on financial instruments held under fair value option	(2,325)	8,494	3,703
Change in accrued interest/unaccreted balance	(1,985)	1,379	(12,799)

Balance, end of the period	$9,532,553	$(13,320,909)	$(12,471,868)

	Year ended December 31, 2014
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$19,205,399	$(22,868,401)	$(4,260,635)
New transactions elected for fair value option	15,900,000	(21,865,080)	(12,384,875)
Maturities and terminations	(19,450,000)	25,210,000	8,756,808
Net (losses) gains on financial instruments held under fair value option	(555)	2,212	935
Change in accrued interest/unaccreted balance	559	(1,933)	(2,260)

Balance, end of the period	$15,655,403	$(19,523,202)	$(7,890,027)

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2016
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$78,787	$12,744	$91,531

	December 31, 2015
	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$43,889	$(2,325)	$41,564

	December 31, 2014
	Interest Income	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$80,776	$(555)	$80,221

Federal Home Loan Bank of New York

Notes to Financial Statements

	December 31, 2016
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(22,339)	$(10,234)	$(32,573)
Consolidated obligation discount notes	(54,557)	(4,364)	(58,921)

	$(76,896)	$(14,598)	$(91,494)

	December 31, 2015
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(40,265)	$8,494	$(31,771)
Consolidated obligation discount notes	(27,744)	3,703	(24,041)

	$(68,009)	$12,197	$(55,812)

	December 31, 2014
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(33,282)	$2,212	$(31,070)
Consolidated obligation discount notes	(7,578)	935	(6,643)

	$(40,860)	$3,147	$(37,713)

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2016
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$9,859,504	$9,873,157	$13,653

Consolidated obligation bonds (b)	$2,049,550	$2,052,513	$2,963
Consolidated obligation discount notes (c)	12,204,898	12,228,412	23,514
	$14,254,448	$14,280,925	$26,477

	December 31, 2015
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$9,532,240	$9,532,553	$313

Consolidated obligation bonds (b)	$13,322,660	$13,320,909	$(1,751)
Consolidated obligation discount notes (c)	12,459,708	12,471,868	12,160
	$25,782,368	$25,792,777	$10,409

	December 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$15,650,000	$15,655,403	$5,403

Consolidated obligation bonds (b)	$19,515,080	$19,523,202	$8,122
Consolidated obligation discount notes (c)	7,886,963	7,890,027	3,064
	$27,402,043	$27,413,229	$11,186

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

Note 18.                                                  Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were par amounts of $1.0 trillion and $0.9 trillion at December 31, 2016 and December 31, 2015.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

Outstanding standby letters of credit were approximately $12.8 billion and $12.5 billion as of December 31, 2016 and December 31, 2015, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were $0.8 million and $1.1 million as of December 31, 2016 and December 31, 2015.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $28.4 million and $14.8 million of mortgage loans at December 31, 2016 and December 31, 2015.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.  The FHLBNY also has executed conditional agreements with its members in the MPF program to purchase $1.0 billion and $1.2 billion of mortgage loans at December 31, 2016 and December 31, 2015.

Advances to members — No members had conditional agreements at either December 31, 2016 or December 31, 2015 to borrow through advances with the FHLBNY.

Derivative contracts — When the FHLBNY executes derivatives with major financial institutions that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements.  When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organizations or DCOs, would enter into margin agreements.  When counterparties (including the DCOs) are exposed, the FHLBNY posts cash collateral to mitigate the counterparty’s credit exposure; the FHLBNY had posted $256.0 million and $370.5 million in cash with derivative counterparties as pledged collateral at December 31, 2016 and December 31, 2015, and these amounts were reported as a deduction to Derivative liabilities.  Further information is provided in Note 16.  Derivatives and Hedging Activities.

Lease contracts — The FHLBNY charged to operating expenses net rental costs of approximately $3.3 million, $3.2 million and $3.2 million for each of the years ended December 31, 2016, 2015 and 2014.  Lease agreements for FHLBNY premises generally provide for inflationary increases in the basic rentals resulting from increases in property taxes and maintenance expenses.  Additionally, the FHLBNY has a lease agreement for a shared offsite data backup site at an annual cost estimated to be $1.3 million.  Components of the agreement are generally renewable up to five years.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following table summarizes contractual obligations and contingencies as of December 31, 2016 (in thousands):

	December 31, 2016
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$55,251,690	$22,980,060	$2,285,495	$3,810,300	$84,327,545
Consolidated obligation discount notes at par	49,392,445	—	—	—	49,392,445
Mandatorily redeemable capital stock (a)	11,384	14,000	483	5,568	31,435
Premises (lease obligations) (b)	2,908	9,789	9,073	54,074	75,844
Remote backup site	1,301	2,564	133	—	3,998
Other liabilities (c)	98,541	8,013	6,580	54,100	167,234

Total contractual obligations	104,758,269	23,014,426	2,301,764	3,924,042	133,998,501
Other commitments
Standby letters of credit	12,735,075	24,772	—	—	12,759,847
Consolidated obligation bonds/discount notes traded not settled	103,275	—	—	—	103,275
Commitments to fund pension	7,500	—	—	—	7,500
Open delivery commitments (MPF)	28,447	—	—	—	28,447

Total other commitments	12,874,297	24,772	—	—	12,899,069

Total obligations and commitments	$117,632,566	$23,039,198	$2,301,764	$3,924,042	$146,897,570

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

(b)         In the second quarter of 2016, we signed a new lease for our New York City office that will be effective in September 2017.  The Bank plans to adopt ASU 2016-02, Leases (Topic 842) in 2019, and upon adoption lease obligations will be recorded in the Statements of Condition.

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

Federal Home Loan Bank of New York

Notes to Financial Statements

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

Debt Assumptions and Transfers

Debt assumptions — No debt was assumed in the twelve months ended December 31, 2016 from another FHLBank.  In the twelve months ended December 31, 2015, the FHLBNY assumed par amount of $35.0 million of Consolidated obligation bond from another FHLBank.

Debt transfers — No debt was transferred in the twelve months ended December 31, 2016.  In the twelve months ended December 31, 2015, the FHLBNY transferred $80.0 million of consolidated obligation bonds by transferring the debt obligations to another FHLBank at negotiated market rates that exceeded carrying value by $7.8 million.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Debt transfers and assumptions were in the ordinary course of the FHLBNY’s business.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of participation in the FHLBNY’s MPF loans that has remained outstanding was $15.5 million and $20.8 million at December 31, 2016 and December 31, 2015.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $2.1 million, $1.3 million and $1.0 million for the twelve months ended December 31, 2016, 2015 and 2014.

Federal Home Loan Bank of New York

Notes to Financial Statements

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At December 31, 2016 and December 31, 2015, outstanding notional amounts were $129.0 million and $31.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at December 31, 2016 and December 31, 2015 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the twelve months ended December 31, 2016 and December 31, 2015, the FHLBNY extended overnight loans for a total of $1.5 billion and $3.2 billion to other FHLBanks.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the twelve months ended December 31, 2016, there was no borrowings from other FHLBanks. In the twelve months ended December 31, 2015, the FHLBNY borrowed a total of $300.0 million in overnight loans from FHLBanks.

Cash and Due from Banks

Compensating cash balances were held at Citibank.  For more information, see Note 3.  Cash and Due from Banks.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize significant balances with related parties at December 31, 2016 and December 31, 2015, and transactions for each of the years ended December 31, 2016, 2015 and 2014 (in thousands):

Related Party: Assets, Liabilities and Capital

	December 31, 2016		December 31, 2015
	Related	Unrelated	Related	Unrelated
Assets
Securities purchased under agreements to resell	$—	$7,150,000	$—	$4,000,000
Federal funds sold	—	6,683,000	—	7,245,000
Trading securities	—	131,151	—	—
Available-for-sale securities	—	697,812	—	990,129
Held-to-maturity securities	—	16,022,293	—	13,932,372
Advances	109,256,625	—	93,874,211	—
Mortgage loans (a)	—	2,746,559	—	2,524,285
Loans to other FHLBanks	255,000	—	—	—
Accrued interest receivable	126,026	37,353	112,014	33,899
Premises, software, and equipment	—	12,621	—	9,466
Derivative assets (b)	—	328,875	—	181,676

Liabilities and capital
Deposits	$1,240,749	$—	$1,350,416	$—
Consolidated obligations	—	134,142,558	—	114,565,820
Mandatorily redeemable capital stock	31,435	—	19,499	—
Accrued interest payable	68	130,110	18	108,557
Affordable Housing Program (c)	125,062	—	113,352	—
Derivative liabilities (b)	—	144,985	—	210,113
Other liabilities (d)	67,670	99,564	47,528	103,846
Total capital	7,624,081	—	6,719,482	—

(a)           May include insignificant amounts of mortgage loans purchased from members of another FHLBank.

(b)           Derivative transactions with Citibank, N.A., a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business — At December 31, 2016, notional amounts outstanding were $1.1 billion, and the fair value was a derivative liability of $3.3 million.  There was no posting of cash collateral at December 31, 2016.  At December 31, 2015, notional amounts outstanding were $2.6 billion, and the fair value was a derivative liability of $10.3 million.  There was no posting of cash collateral at December 31, 2015.  The swap interest rate exchanges with Citibank, N.A. resulted in interest expenses of $8.1 million in 2016, compared to $30.3 million and $32.0 million in 2015 and 2014.  Also, includes insignificant fair values due to intermediation activities on behalf of other members with Citibank in the capacity of a derivative dealer.

Derivative transactions with Goldman Sachs Bank USA, a member that is a derivatives dealer counterparty, were conducted in the ordinary course of the FHLBNY’s business — At December 31, 2016, notional amounts outstanding were $1.8 billion, and the fair value was a derivative liability of $17.0 million.  There was no posting of cash collateral at December 31, 2016.  At December 31, 2015, notional amounts outstanding were $2.5 billion; the net fair value after posting $19.3 million cash collateral was a net derivative liability of $29.4 million. The swap interest rate exchanges with Goldman Sachs Bank USA resulted in interest expense of $33.0 million, compared to $102.9 million and $93.0 million in 2015 and 2014.  Also, may include insignificant fair values due to intermediation activities on behalf of other members with Goldman Sachs in the capacity of a derivative dealer.

(c)            Represents funds not yet allocated or disbursed to AHP programs.

(d)           Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Federal Home Loan Bank of New York

Notes to Financial Statements

Related Party:  Income and Expense transactions

	Years ended December 31,
	2016		2015		2014
	Related	Unrelated	Related	Unrelated	Related	Unrelated
Interest income
Advances	$919,890	$—	$627,866	$—	$478,672	$—
Interest-bearing deposits (a)	—	1,655	—	1,343	—	1,019
Securities purchased under agreements to resell	—	6,940	—	1,615	—	481
Federal funds sold	—	46,383	—	13,035	—	9,326
Trading securities	—	56	—	—	—	—
Available-for-sale securities	—	8,662	—	8,411	—	10,733
Held-to-maturity securities	—	290,428	—	264,286	—	264,402
Mortgage loans held-for-portfolio (b)	1	86,799	—	81,103	—	71,514
Loans to other FHLBanks	33	—	13	—	7	—

Total interest income	$919,924	$440,923	$627,879	$369,793	$478,679	$357,475

Interest expense
Consolidated obligations	$—	$798,445	$—	$441,829	$—	$390,131
Deposits	3,091	—	455	—	579	—
Mandatorily redeemable capital stock	1,617	—	820	—	925	—
Cash collateral held and other borrowings	—	1,284	3	408	—	55

Total interest expense	$4,708	$799,729	$1,278	$442,237	$1,504	$390,186

Service fees and other income/(expenses)	$10,984	$2,840	$10,353	$1,743	$9,503	$13

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

Federal Home Loan Bank of New York

Notes to Financial Statements

The top ten advance holders at December 31, 2016, December 31, 2015 and December 31, 2014 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	December 31, 2016
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$33,551,388	30.71%	$188,265	22.73%
Metropolitan Life Insurance Company	New York	NY	14,445,000	13.22	202,428	24.44
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	11,380,600	10.42	166,832	20.15
New York Commercial Bank	Westbury	NY	283,900	0.26	5,249	0.63
Subtotal New York Community Bancorp, Inc.			11,664,500	10.68	172,081	20.78
HSBC Bank USA, National Association (c)	McLean	VA	5,700,000	5.22	62,770	7.58
Investors Bank (b)	Short Hills	NJ	4,409,420	4.04	69,571	8.40
Goldman Sachs Bank USA	New York	NY	2,425,000	2.22	23,753	2.87
New York Life Insurance Company	New York	NY	2,275,000	2.08	24,816	3.00
AXA Equitable Life Insurance Company	New York	NY	2,238,498	2.05	18,879	2.28
Astoria Bank (b)	Lake Success	NY	2,090,000	1.91	41,007	4.95
Signature Bank	New York	NY	2,050,900	1.88	24,565	2.97
Total			$80,849,706	74.01%	$828,135	100.00%

(a)   Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)   At December 31, 2016, officer of member bank also served on the Board of Directors of the FHLBNY.

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

(b)   At December 31, 2015, officer of member bank also served on the Board of Directors of the FHLBNY.

	December 31, 2014
				Percentage of
			Par	Total Par Value	Twelve Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$28,000,000	28.80%	$115,280	10.40%
Metropolitan Life Insurance Company	New York	NY	12,570,000	12.93	211,354	19.08
New York Community Bancorp, Inc.:
New York Community Bank (c)	Westbury	NY	8,887,818	9.14	246,245	22.22
New York Commercial Bank (c)	Westbury	NY	1,035,912	1.07	3,509	0.32
Subtotal New York Community Bancorp, Inc.			9,923,730	10.21	249,754	22.54
Hudson City Savings Bank, FSB (b)	Paramus	NJ	6,025,000	6.20	289,985	26.18
First Niagara Bank, National Association	Buffalo	NY	5,049,400	5.19	19,191	1.73
Investors Bank (c)	Short Hills	NJ	2,616,141	2.69	58,125	5.25
Astoria Bank (c)	Lake Success	NY	2,384,000	2.45	41,912	3.78
The Prudential Insurance Co. of America	Newark	NJ	2,225,000	2.29	33,738	3.04
Valley National Bank (c)	Wayne	NJ	1,899,500	1.95	81,047	7.31
New York Life Insurance Company	New York	NY	1,600,000	1.65	7,612	0.69
Total			$72,292,771	74.36%	$1,107,998	100.00%

(a)   Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)   Hudson City Savings Bank, FSB was acquired by Manufacturers and Traders Trust Company in the fourth quarter of 2015.

(c)    At December 31, 2014, officer of member bank also served on the Board of Directors of the FHLBNY.

Federal Home Loan Bank of New York

Notes to Financial Statements

The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the FHLBNY’s outstanding capital stock as of February 28, 2017 and December 31, 2016 (shares in thousands):

		Number	Percent
	February 28, 2017	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	15,641	25.75%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,481	12.32
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	5,656	9.31
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	159	0.26
		5,815	9.57

		28,937	47.64%

		Number	Percent
	December 31, 2016	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	17,666	27.87%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,481	11.80
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	5,745	9.06
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	164	0.26
		5,909	9.32
HSBC Bank USA, National Association	1800 Tysons Boulevard, McLean, VA 22102	3,376	5.33

		34,432	54.32%

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                                Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, at December 31, 2016.  Based on this evaluation, they concluded that as of December 31, 2016, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 9B.                                                Other Information.

PricewaterhouseCoopers LLP (PwC) serves as the independent registered public accounting firm for us and the other FHLBs. Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, and any covered person in the firm, from having certain financial relationships with their audit clients and affiliated entities. Specifically, the Loan Rule provides, in the relevant part, that an accounting firm generally would not be independent if the accounting firm or any covered person in the firm receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.”

PwC has advised the Bank that as of December 31, 2016, it has borrowing relationships with two Bank members (and certain covered persons in the firm have borrowing relationships with one such member) (referred to below as the “Lenders”) who each own more than ten percent of the Bank’s capital stock which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances of PwC’s and its covered persons’ relationships with these Lenders  as well as PwC’s and the Audit Committee’s conclusions concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believed that, in light of the facts of each borrowing relationship, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement is not impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion.

PwC advised the Audit Committee that this conclusion is based in part on the following considerations with respect to borrowing relationships between one of the Lenders and PwC:

•                  the borrowings are  in good standing and the Lender does not have the right to take action against PwC, as borrower, in connection with the financings;

•                  the debt balances outstanding were immaterial to PwC and to the Lender;

•                  PwC has borrowing relationships with a diverse group of lenders, therefore PwC is not dependent on any single lender or group of lenders; and

•                  the PwC audit engagement team has no involvement in PwC’s treasury function and PwC’s treasury function has no oversight or ability to influence the PwC audit engagement team.

PwC advised the Audit Committee that with respect to borrowing relationships between one of the Lenders and an engagement team member, its conclusion is based on factors listed above and the following considerations:

•                  the Lender has not made any attempt to influence the conduct of the audits or objectivity and impartiality of this engagement team member;

•                  each loan was obtained under the Lender’s normal lending procedures, terms, and requirements; and

•                  each loan is current.

Additionally, PwC advised the Audit Committee that with respect to certain covered persons who do not play an active role in the Bank’s audit and that  have borrowing relationships with  the Lenders, its conclusion is based on such professionals being required to disclose immediately any relationships that may raise issues about objectivity, independence, conflicts of interest, or favoritism.

Moreover, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership and governance structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•                  although each of the Lenders owned more than ten percent of the Bank’s capital stock, the voting power of each  Lender’s capital stock is less than ten percent; and

•                  No officer or director of either Lender served on the board of directors of the Bank.

Based on the Audit Committee’s evaluation, the Audit Committee concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

If in the future, however, PwC is ultimately determined under the Loan Rule not to be independent with respect to the Bank, or permanent relief regarding this matter is not granted by the SEC, the Bank may need to take other actions and incur other costs in order for the Bank’s previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q to be deemed compliant with applicable securities laws. Such actions may include, among other things, obtaining a new audit and review of our historical financial statements by another independent registered public accounting firm. Any of the foregoing could have an adverse impact on the Bank.

For further discussion of Bank members owning more than ten percent of the Bank’s capital stock at December 31, 2016, please see Note 20 - Segment Information and Concentration to the financial statements in this Form 10-K. For a discussion of the voting rights of our members, please see Item 10 - Directors, Executive Officers, and Corporate Governance — 2016 and 2017 Board of Directors in this Form 10-K.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

2016 and 2017 Board of Directors

The FHLBank Act, as amended by the Housing and Economic Recovery Act of 2008 (“HERA”), provides that a FHLBank’s board of directors is to comprise thirteen Directors, or such other number as the Director of the Federal Housing Finance Agency (“Finance Agency” or “FHFA”) determines appropriate.  For 2016 and 2017, the FHFA Director designated nineteen directorships for us, eleven of which were Member Directorships and eight of which were Independent Directorships.

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

Member Directors are, generally speaking, elected by our stockholders in, respectively, New York, New Jersey, and Puerto Rico and the U.S. Virgin Islands.  Our Board of Directors is ordinarily not permitted to nominate or elect Member Directors; however, the Board may appoint a director to fill a vacant Member Directorship in the event that no nominations are received from members in the course of the Member Director election process.  In the event that only one nomination is received from members for an open Member Directorship, that nominee will automatically be declared elected by the Bank.  (The Board may also take action to fill Member Directorship vacancies that arise for other reasons.) Each member institution that is required to hold stock as of the record date, which is December 31 of the year prior to the year in which the election is held, may nominate and/or vote for representatives from member institutions in its respective state to fill open Member Directorships. (The Finance Agency’s election regulation provides that none of our directors, officers, employees, attorneys or agents, other than in a personal capacity, may support the nomination or election of a particular individual for a Member Directorship.

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

Voting rights and processes with regard to the election of Member and Independent Directors are set forth in the FHLBank Act and FHFA regulations. For the election of both Member Directors and Independent Directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date (which is December 31st). However, the number of votes that each institution may cast for each Directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in the voting member’s state on the record date. The Board does not solicit proxies, nor are member institutions permitted to solicit or use proxies in order to cast their votes in an election.

The following table sets forth information regarding each of the directors who served on our Board during the period from January 1, 2016 through the date of this annual report on Form 10-K.  Footnotes are used to specifically identify (i) those Directors whose terms expired at the end of 2016 and who were also elected to serve for new terms on the Board commencing on January 1, 2017; (ii) a Director who did not serve on the Board in 2016 but who was elected to serve for a term on the Board commencing on January 1, 2017; (iii) a Director whose term expired at the end of 2016 and, although eligible to serve for another term, decided to not run again for election; and (iv) a Director who passed away in early 2017.

Following the table is biographical information for each Director.

No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Director Name	Age as of 3/20/2017	Bank Director Since	Start of Most Recent Term	Expiration of Most Recent Term	Represents Bank Members in	Director Type
Michael M. Horn (Chair)	77	4/2007	1/1/14	12/31/17	Districtwide	Independent
James W. Fulmer (Vice Chair)	65	1/2007	1/1/14	12/31/17	NY	Member
John R. Buran	67	12/2010	1/1/16	12/31/19	NY	Member
Kevin Cummings	62	1/2014	1/1/15	12/31/18	NJ	Member
Anne Evans Estabrook	72	2/2004	1/1/15	12/31/18	Districtwide	Independent
Jay M. Ford(a)	67	6/2008	1/1/17	12/31/20	NJ	Member
Caren S. Franzini(b)	—	1/2016	1/1/16	12/31/19	Districtwide	Independent
Thomas L. Hoy	68	1/2012	1/1/16	12/31/19	NY	Member
Gerald H. Lipkin	76	1/2014	1/1/14	12/31/17	NJ	Member
Christopher P. Martin	60	1/2015	1/1/15	12/31/18	NJ	Member
Kenneth J. Mahon(c)	65	1/2017	1/1/17	12/31/20	NY	Member
Richard S. Mroz	55	3/2002	1/1/15	12/31/18	Districtwide	Independent
David J. Nasca	59	1/2015	1/1/15	12/31/18	NY	Member
Vincent F. Palagiano(d)	76	1/2012	1/1/13	12/31/16	NY	Member
C. Cathleen Raffaeli(e)	60	4/2007	1/1/17	12/31/20	Districtwide	Independent
Monte N. Redman(f)	66	1/2014	1/1/17	12/31/20	NY	Member
Edwin C. Reed(e)	63	4/2007	1/1/17	12/31/20	Districtwide	Independent
DeForest B. Soaries, Jr.	65	1/2009	1/1/16	12/31/19	Districtwide	Independent
Larry E. Thompson	66	1/2014	1/1/14	12/31/17	Districtwide	Independent
Carlos J. Vázquez	58	11/2013	1/1/14	12/31/17	PR & USVI	Member

(a)               Director Ford served on the Board as a New Jersey Member Director throughout 2016, and his term expired on December 31, 2016. On August 30, 2016, he was declared elected by the Bank to serve as a New Jersey Member Director for a new four year term commencing on January 1, 2017.

(b)               Director Franzini, whose four year term as an Independent Director commenced on January 1, 2016, passed away on January 25, 2017.

(c)                Director Mahon was elected on November 1, 2016 by the Bank’s New York membership to serve as a New York Member Director for a four year term commencing on January 1, 2017.

(d)               Director Palagiano served on the Board as a New York Member Director throughout 2016, and his term expired on December 31, 2016.  Although he was eligible to serve for another term, he decided to not run again for election; this decision was announced in a Current Report on Form 8-K filed on July 19, 2016.

(e)                Directors Raffaeli and Reed both served on the Board as Independent Directors throughout 2016, and their terms expired on December 31, 2016. They were both elected on November 1, 2016 by the Bank’s membership to serve as Independent Directors for new four year terms commencing on January 1, 2017.

(f)                  Director Redman served on the Board as a New York Member Director throughout 2016, and his term expired on December 31, 2016. On November 1, 2016, he was elected by the Bank’s New York membership to serve as a New York Member Director for a new four year term commencing on January 1, 2017.

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

Mr. Fulmer (Vice Chair) has been a director of FHLBNY member The Bank of Castile since 1988 and the chairman since 1992.  He also served as chief executive officer of The Bank of Castile from 1996 through 2014 and president from 2002 through 2014.  Mr. Fulmer has also served as vice chairman of Tompkins Financial Corporation (“Tompkins Financial”), the parent company of The Bank of Castile, since 2007, and has served as a director of Tompkins Financial since 2000.  Since 2001, he has served as chairman of the board of Tompkins Insurance Agencies, Inc., a subsidiary of Tompkins Financial.  In addition, since 1999, Mr. Fulmer has served as a member of the board of directors of Bank member Mahopac Bank, a subsidiary of Tompkins Financial.  Since 2012, he has served as a member of the board of directors for VIST Bank, a subsidiary of Tompkins Financial.  He is an active community leader, serving as a member of the board of directors of the Erie and Niagara Insurance Association, and Cherry Valley Cooperative Insurance Company, Williamsville, NY.  Mr. Fulmer is also Chairman of WXXI Public Broadcasting Council in Rochester, NY.  He is a former member of the board of directors of the Catholic Health System of Western New York.  He is also former president of the Independent Bankers Association of New York State and former member of the board of directors of the New York Bankers Association.

Mr. Buran is Director, President and Chief Executive Officer of Flushing Financial Corporation, the holding company for FHLBNY member Flushing Bank (formerly Flushing Savings Bank).  He joined the holding company and the bank in 2001 as Chief Operating Officer and he became a Director of these entities in 2003.  In 2005, he was named President and Chief Executive Officer of both entities. Mr. Buran’s career in the banking industry began with Citibank in 1977.  There, he held a variety of management positions including Business Manager of its retail distribution in Westchester, Long Island and Manhattan and Vice President in charge of its Investment Sales Division.  Mr. Buran left Citibank to become Senior Vice President, Division Head for Retail Services of NatWest Bank and later Executive Vice President of Fleet Bank’s (now Bank of America) retail branch system in New York City, Long Island, Westchester and Southern Connecticut.  He also spent time as a consultant and Assistant to the President of Carver Bank.  Mr. Buran is past Chairman and current Board member of the New York Bankers Association.  In 2011, he was appointed to and currently serves on the Community Depository Institutions Advisory Council of The Federal Reserve Bank of New York.  Since 2012 he has been a member of the Nassau County Interim Finance Authority.  Mr. Buran has devoted his time to a variety of charitable and not-for-profit organizations.  He has been a Board member of the Long Island Association, both the Nassau and Suffolk County Boy Scouts, EAC, Long Island University, the Long Island Philharmonic and Channel 21.  He was the fundraising Chairman for the Suffolk County Vietnam Veteran’s War Memorial in Farmingville, New York and has been recipient of the Boy Scouts’ Chief Scout Citizen Award.  His work in the community has been recognized by Family and Children’s Association, and Gurwin Jewish Geriatric Center.  He was also a recipient of the Long Island Association’s SBA Small Business Advocate Award.  Mr. Buran was honored twice with St. Joseph’s College’s Distinguished Service Award.  Mr. Buran also serves on the Advisory Board and is a former Board President of Neighborhood Housing Services of New York City.  He is a Board member of The Korean American Youth Foundation.  Mr. Buran also serves on the Board of the Long Island Conservatory.  He holds a B.S. in Management and an M.B.A., both from New York University.

Mr. Cummings was appointed President and Chief Executive Officer of FHLBNY member Investors Bank and holding company Investors Bancorp effective January 1, 2008 and was also appointed to serve on the Board of Directors of Investors Bank at that time.  He previously served as Executive Vice President and Chief Operating Officer of Investors Bank since July 2003.  Prior to joining Investors Bank, Mr. Cummings had a 26-year career with the independent accounting firm of KPMG LLP, where he had been partner for 14 years.  Immediately prior to joining Investors Bank, he was an audit partner in KPMG’s Financial Services practice in their New York City office and lead partner on a major commercial banking client.  Mr. Cummings also worked in the New Jersey community bank practice for over 20 years.  Mr. Cummings has a Bachelor’s degree in Economics from Middlebury College and a Master’s degree in Business Administration from Rutgers University.  Mr. Cummings has served as a Commissioner on the Summit Board of Recreation.  He is a Trustee of The Scholarship Fund for Inner-City Children, a Trustee of the Liberty Science Center, and the former Chairman of the Board of the New Jersey Bankers Association.  He is also a board member of the Independent College Fund of New Jersey, the All Stars Project of New Jersey and The Community Foundation of New Jersey.  He also serves as a member of the Development Leadership Council of Morris Habitat for Humanity.  Mr. Cummings is a certified public accountant.

Ms. Estabrook is Chairman of Elberon Development Group in Elizabeth, New Jersey and was the chief executive officer from 1984 through 2014.  It, together with its affiliated companies, owns and manages approximately 2.1 million square feet of rental property.  Most of the property is industrial with the remainder serving commercial tenants.  Elberon Development Group also engages in redevelopment projects.  Ms. Estabrook was appointed by Governor Christine Todd Whitman to the NJ Economic Development Authority Board in 1995 until 2000.  Ms. Estabrook also served as a director on the board of New Brunswick Savings Bank, Constellation Bancorp and Summit Bank, all in New Jersey.  Since 2005 and currently Ms. Estabrook serves as a Director of New Jersey American Water Company.  Ms. Estabrook is a past chairman of the New Jersey Chamber of Commerce, served on its executive committee, and chaired its nominating committee.  In 2003-2004, she was the first woman to serve in that capacity in the Chamber’s 90 plus years of existence.  She also served as a member of the Lay Board of Trustees of the Delbarton School in Morristown for 15 years including five years as chair.  Until December 2012, Ms. Estabrook was a member and Secretary of the Board of Trustees of Catholic Charities, served on its Executive Committee and its Audit Committee, and chaired its Finance Committee and Building and Facilities Committees.  She is presently on the Board of Overseers of the Weill Cornell Medical School.  She is a Trustee of RWJBarnabas Health and serves on its Nominating/Governance, Compensation and Strategic Planning/Academic Affairs Committees.  She previously served on its Audit Committee for six years.  She serves on the Board of Trustees at Monmouth Medical Center where she is on its Executive and Nominating Committees.  She also serves on the Strategic Planning Committee with regard to the hospital’s real estate needs.  Ms. Estabrook serves on the Board of Trustees of the New Jersey Performing Arts Center (NJPAC) and serves on its Operations and Finance Committee and its Business Partners Committee.  In September 2011, she became a member of the Board of Managers of the Theatre Square Development Company LLC in Newark, NJ, a proposed 245 rental unit housing project currently under construction which will include retail space and affordable housing units.  In 2015 she was named as a Director of Y Homes, Inc., an affiliate of the Gateway family YMCA.  Ms. Estabrook’s experience in, among other areas, representing community interests in housing as indicated by her background described above, supports her qualifications to serve on our Board as a public interest director and Independent Director.

Mr. Ford has been President and Chief Executive Officer of FHLBNY member Crest Savings Bank, headquartered in Wildwood, New Jersey, since 1993, and also serves as a director. He has worked in the financial services industry in southern New Jersey for over forty-five years.  Mr. Ford served as the 2003-2004 Chairman of the New Jersey League of Community Bankers. Mr. Ford served as Chairman of the Community Bank Council of the Federal Reserve Bank of Philadelphia in 1998-1999.  He also served on the board of directors of America’s Community Bankers (“ACB”) and on ACB’s Audit and Finance & Investment Committees.  Mr. Ford served on the board of the Cape Regional Medical Center Foundation and has previously served as a director and treasurer of Habitat for Humanity, Cape May County, as Divisional Chairman of the March of Dimes for Atlantic and Cape May Counties, and as a Director of the Atlantic Cape Community College Foundation. In December 2000, he was appointed by Governor Christine Todd Whitman to the New Jersey Department of Banking & Insurance Study Commission. Mr. Ford is a graduate of Marquette University with a degree in accounting and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of CPAs.

Ms. Franzini, who passed away on January 25, 2017, was President of Franzini Consulting, LLC providing strategic assistance with real estate development projects; identifying local, state and federal incentives to fill funding gaps; and creating and enhancing lending and incentive programs for economic development organizations.  Previously she served as Chief Executive Officer of the New Jersey Economic Development Authority (NJEDA) from January 1994 until October 2012.  As the CEO, Ms. Franzini oversaw the organization’s activities including providing financing to small and mid-sized businesses; administering tax incentives to retain and grow jobs; revitalizing communities through redevelopment initiatives; and supporting entrepreneurial development.  Ms. Franzini managed an organization with over $500 million in assets and a $28 million operating budget. Annually NJEDA provided between $600-$800 million in financial assistance to businesses, not for profits and public organizations throughout New Jersey to leverage additional private sector investment and the retention and growth of jobs.  Prior to joining the NJEDA, Ms. Franzini was an Assistant State Treasurer with the New Jersey Department of the Treasury responsible for analyzing state leases and public debt.  Before that, she was employed at the Port Authority of New York and New Jersey and with Public Financial Management.  Ms. Franzini has been recognized for her contributions to business growth and economic development in the state.  She had been recently inducted into the NJBiz Hall of Fame and the NJ Women’s Hall of Fame and was the recipient of numerous awards including the New Jersey Business & Industry Association’s Paul L. Troast Award for her commitment to improving the state’s economy; the Wharton Club of New York’s Joseph Wharton Award for Social Impact; the Pinnacle Business Advocate Award from the Chamber of Commerce Southern New Jersey; the EDANJ’s Franklin-Maddocks Award for Excellence in Economic Development; Plan Smart NJ’s Outstanding Leadership & Economic Development Achievement Awards and Monmouth University’s Kislak Real Estate Institute’s Service to the Industry Award.  Ms. Franzini served on the Board of Directors of NJM Insurance Group, where she served on the Audit, Investment and Executive Committees; the NJ Business and Industry Association, where she was a member of the Executive and Finance Committees; Horizon Blue Cross NJ Foundation Board; NJ Future; and was the Co-Chair of Greater Trenton.  She also served as a Visiting Associate at Rutgers University’s Eagleton Institute of Politics.  Ms. Franzini held a Bachelor of Arts degree in Urban Studies from the University of Pennsylvania and a Master of Business Administration degree in Finance and Public Management from the Wharton School of the University of Pennsylvania.  Ms. Franzini’s financial management, organizational management, project development, and risk management practices experience, as indicated by her background described above, supported her qualifications to serve on our Board as an Independent Director.

Mr. Hoy serves as Chairman of FHLBNY member Glens Falls National Bank and Trust Company; he also served as CEO of the company through December 31, 2012.  He is also Chairman of Arrow Financial Corporation, the holding company for Glens Falls National Bank and Trust Company and FHLBNY member Saratoga National Bank and Trust Company; he served as President of the company through June 30, 2012 and CEO of the company through December 31, 2012.  He also became a director of North Country Mutual Funds in 2016.  Mr. Hoy joined Glens Falls National Bank in 1974 as a Management Trainee and became President of the Bank on January 1, 1995.  He became President of Arrow in 1996 and CEO in 1997.  Mr. Hoy is a graduate of Cornell University and has been active in various banking organizations, including serving as past President of the Independent Bankers Association of New York, past Chairman of the New York Bankers Association, and past member of the American Bankers Association Board of Directors.  Mr. Hoy served four years on active duty in the Navy as a Surface Warfare Officer on various destroyers, and retired after twenty years as a Commander in the U.S. Naval Reserve.  He has been extremely active in his community, serving on numerous Boards and leading several community fundraising efforts.  He has been recognized for his community service with the J. Walter Juckett Award from the Adirondack Regional Chambers of Commerce, the Twin Rivers Council’s Good Scout Award, the C.R. Wood Theater’s Charles R. Wood Award, the Warren County Bar Association Liberty Bell Award, and the Henry Crandall Award from the Crandall Public Library.

Mr. Lipkin is the Chairman and Chief Executive Officer of FHLBNY member Valley National Bank as well as holding company Valley National Bancorp.  He joined Valley in 1975 as a Senior Vice President and was elected a Director in 1986.  He was promoted to Executive Vice President in 1987 and elected Chairman and Chief Executive Officer in 1989.  The title of President was added in 1996; he held this title through January of 2017.  In 2013, he was elected as a Class A director to the Federal Reserve Bank of New York.  Mr. Lipkin’s career in the banking industry spans 50 years.  He began his career in banking with the Comptroller of the Currency in New York/New Jersey in 1963 and was appointed Deputy Regional Administrator in 1970.  Beyond his business accomplishments, Mr. Lipkin’s philanthropic contributions are widely acknowledged.  He helped raise funds for basic cancer research at the Lautenberg Center for Tumor Immunology in Jerusalem for over 15 years and was honored for his contributions in 1988 with the prestigious “Torch of Learning Award.”  Mr. Lipkin served as a Board Trustee at Beth Israel Hospital in Passaic for over 25 years.  He has been honored to receive the Corporate Achievement Award from B’nai Brith International, the Community Service Award from NJ Citizens Action, the Emily Bissell Honor Award from the American Lung Association, the Corporate Recognition Award from the Metro Chapter of the American Red Cross, the Corporate Award from the Sunrise House Foundation and the Community Achievement Award from the Urban

League of Bergen County.  Mr. Lipkin received the Corporate Excellence Award from The University of Medicine & Dentistry for his contributions to Musical Moments for MS.  He has been honored by the American Heart Association and has served as a member of the Foundation Board at William Paterson University which earned him the “Legacy Award” in 1994.  Mr. Lipkin has been a staunch supporter of Rutgers through the years as well.  He is past Chairman of the Rutgers Business School Board of Advisors, a member of the Dean’s Advisory Council, and a member of the University’s Board of Overseers. Rutgers recognized Mr. Lipkin’s contributions with the distinguished Alumni Award from the Newark College of Arts and Sciences in 2001 and in 2006 he was elected to the Rutgers University Hall of Distinguished Alumni.  Mr. Lipkin earned a B.A. in Economics from Rutgers University and an M.B.A. in Banking & Finance from New York University.  He is a graduate of the Stonier Graduate School of Banking as well.

Mr. Mahon is President and Chief Executive Officer, and a Director, of Dime Community Bancshares, Inc., and its subsidiary, FHLBNY member Dime Community Bank, Brooklyn, New York.  Prior to serving as Chief Executive Officer, Mr. Mahon served as Senior Executive Vice President and Chief Operating Officer, and before that as the company’s Chief Financial Officer.  Mr. Mahon serves as a board member of Brooklyn Legal Services Corporation A, a nonprofit which provides legal services for low income families in Brooklyn, and of Southside United /Los Sures, which mission is maintaining and improving housing in the Williamsburg community for those of low and moderate income.  Mr. Mahon is a member of the Financial Managers Society, the National Investor Relations Institute and the National Association of Corporate Directors.  Prior to joining the Bank in 1980, Mr. Mahon served in similar capacity at two New York metropolitan area savings banks.  He is a graduate of Saint Peter’s University, and has an M.B.A. in finance from Rutgers University.

Mr. Martin is chairman, president and chief executive officer of Provident Financial Services, Inc. and FHLBNY member The Provident Bank, New Jersey’s oldest state-chartered bank. He has been in the banking industry for over 34 years.  Mr. Martin previously served as president and chief executive officer of First Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004. Beginning with First Sentinel in 1984 as controller, Mr. Martin advanced and was appointed president of First Sentinel Bancorp and its subsidiary, First Savings Bank, in 2003. Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control and as a financial analyst.  As one of New Jersey’s most prominent banking executives, Mr. Martin serves on the board of directors for the Federal Home Loan Bank of New York, and the New Jersey Bankers Association. He serves on the Federal Reserve Community Depository Institutions Advisory Council.  He also dedicates much of his spare time helping to improve the community. Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials. He serves on the board of trustees of Elon University, and is a past president of the alumni board. Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites. He also spends time teaching financial literacy to high school students at inner city schools. He was formerly a member of the board of trustees of Big Brothers/Big Sisters of Monmouth and Middlesex Counties.  Mr. Martin is president of The Provident Bank Foundation, which, since it’s founding in 2003, has provided more than $21 million in grants for programs focusing on community enrichment, education, and health, youth and families in New Jersey and Pennsylvania.  Mr. Martin has been honored for his philanthropic endeavors as a recipient of the New Jersey State Governor’s Jefferson Awards for Public Service, has been honored by the National MS Society, the American Jewish Committee, The Scholarship Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, Project Live and Felician College.  Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds a MBA from Monmouth University.

Mr. Mroz of Haddonfield, New Jersey, was nominated by New Jersey Governor Chris Christie on September 18, 2014 and confirmed by the New Jersey State Senate on September 22, 2014 to serve on New Jersey’s Board of Public Utilities (“BPU”) as that Board’s President.  His service commenced on October 6, 2014.  The BPU is the state agency that oversees utilities that provide natural gas, electricity, water, telecommunications and cable television services.  In this position, Mr. Mroz serves as a member of Governor Christie’s cabinet.  Before his appointment, he was a government and public affairs consultant and lawyer.  Most recently, he was, from October 1, 2013 through October 3, 2014, Managing Director of Archer Public Affairs LLC, a governmental and external relations firm which is an affiliate of the law firm of Archer & Greiner.  Prior to this, he was, since July 1, 2000, the sole proprietor of a government and public affairs consulting business.  From January 1, 2007 until December 2009, he also served as President of Salmon Ventures, Ltd, a non-legal government, regulatory and public affairs consulting firm.  Mr. Mroz represented clients in New Jersey and nationally in connection with legislative, regulatory and business development affairs.  Mr. Mroz, as a governmental affairs agent, was an advocate for clients in the utility, real estate, insurance and banking industries for federal, state, and local regulatory, administrative, and legislative matters.  In his law practice, he concentrated on real estate, corporate and regulatory issues.  In this regard, Mr. Mroz was, from March 1, 2011 to October 3, 2014, Of Counsel to the law firm of Archer & Greiner.  From April 1, 2007 through the end of February 2011, he was Of Counsel to the law firm of Gruccio, Pepper, DeSanto & Ruth.  Mr. Mroz has a distinguished record of community and public service.  He is the former Chief Counsel to New Jersey Governor Christine Todd Whitman, serving in that position in 1999 and 2000.  Prior to that, he served in various capacities in the Whitman Administration, including Special Counsel, Director of the Authorities, and member of the Governor’s Transition Team.  He served as County Counsel for Camden County, New Jersey, from 1991 to 1994.  In 2012, Mr. Mroz was appointed by New Jersey Governor Christie to serve as commissioner on the Delaware River & Bay Authority, the bi-state agency which owns and operates the Delaware Memorial Bridge, Cape May-Lewes Ferry and several airports in the New Jersey — Delaware region.  Mr. Mroz also has been active in community affairs, serving in the past on the board of directors for the New Jersey Alliance for Action and as a board member and past chairman of the Volunteers for America, Delaware Valley.  Mr. Mroz also served as former counsel to the New Jersey Conference of Mayors, the Delaware River Bay Authority and the Atlantic City Hotel and Lodging Association.  Mr. Mroz’s legal and regulatory experience, as indicated by his background described above, support his qualifications to serve on our Board as an Independent Director.

Mr. Nasca is President and Chief Executive Officer of Evans Bancorp, Inc. and FHLBNY member Evans Bank, N.A., a nationally chartered bank and wholly-owned subsidiary of Evans Bancorp. He joined the management team as President in December 2006, and CEO in April 2007, bringing over 30 years of experience in the Western New York banking and financial services industry.  Prior to joining Evans, Mr. Nasca spent 11 years at First Niagara Financial Group serving as Executive Vice President of Strategic Initiatives, where he was integrally involved in the development of strategic plans for the organization, implementation of First Niagara’s merger and acquisition efforts and management of its enterprise-wide risk management program.  While at First Niagara, Mr. Nasca also served as President and CEO of its subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York. Previous to that role, he served as First Niagara’s Senior Vice President and Treasurer.  Mr. Nasca has interacted with the Federal Home Loan Bank of New York for over 30 years in his various roles pertaining to treasury management.  He earned his MBA in Finance from the State University of New York at Buffalo and a BS in Management/Marketing from Canisius College.  Mr. Nasca is a member of the Board of Directors of the Independent Bankers Association of New York State and served as President (2012 - 2013), is a member of the New York Bankers Association, and served as the Chair (2011 - 2012) and Vice-Chair (2010 - 2011) of the New York Bankers Association Service Corporation. Mr. Nasca was a member of the Board of Directors of the New York Business Development Corporation from 2012 to January 2015.  Mr. Nasca has extensive community involvement as a board member of the Buffalo Niagara Partnership; Lifetime Healthcare Companies Board of Directors; Univera Healthcare Advisory Board; Catholic Charities Board of Trustees, and served as Chair of Catholic Charities’ Annual Diocesan Appeal in 2011 and Corporate Campaign Chair 2008-2010.  He is also active at Canisius College on the Richard J. Wehle School of Business Advisory Board.

Mr. Palagiano, who left the Board at the end of 2016, has served as Chairman of the Board and CEO of FHLBNY member The Dime Savings Bank of Williamsburgh (“Dime Savings”) since 1989 and of the holding company for the Bank, Dime Community Bancshares, Inc. (“Dime Community”), since its formation in 1995.  He has served as a Trustee or Director of the Dime Savings since 1978.  In addition, Mr. Palagiano has served on the Board of Directors of the Boy Scouts of America, Brooklyn Division since 1999, and served on the Boards of Directors of the Institutional Investors Capital Appreciation Fund from 1996 to 2006, and The Community Bankers Association of New York from 2001 to 2005.  Mr. Palagiano joined Dime Savings in 1970 as an appraiser and has also served as President of both Dime Community and Dime Savings, and as Executive Vice President, Chief Operating Officer and Chief Lending Officer of Dime Savings.  Prior to 1970, Mr. Palagiano served in the real estate and mortgage departments at other financial institutions and title companies.

Ms. Raffaeli serves as CEO and Managing Director of the Hamilton White Group, LLC, an investment and advisory firm with New York State and Arizona affiliates dedicated to assisting companies to grow their businesses, pursue new markets and acquire capital.  Focusing on the financial, education and technology services marketplaces, Ms. Raffaeli brings over 30 years of experience in financial management, strategic planning, marketing, revenue-enhancement and asset redeployment to global businesses.  In addition she has substantial experience assisting businesses with operations, technology, human resources and risk management challenges.  She has worked with a variety of firms from start-ups to billion-dollar businesses, leading or assisting in maximizing the opportunities of their marketplace.  While at Hamilton White, from 2004 to 2006, she was also the President and Chief Executive Officer of UNext and the Cardean Learning Group.  From 1998 to 2002 she served as the President and Chief Executive Officer of Proact Technologies, Inc. and its predecessor Consumer Financial Network.  During the first half of her career, Ms. Raffaeli served in a variety of traditional, large-corporate positions including the Executive Director of the Commercial Card Division of Citicorp a global, fully integrated business serving business customers with innovative payment products.  She also held key executive positions in Citicorp’s Global Transaction Services and was a Senior Vice President in the Mortgage Banking Division.  Ms. Raffaeli was a former Senior Vice President of Chemical Bank, now JPMorgan Chase, where she was responsible for New York retail mortgage and national telemarketing lending.  Prior to that she was with Merrill Lynch, Emery Worldwide and Continental Group.  Ms. Raffaeli served on the Board of Directors of E*Trade holding the leadership positions of Lead Director and Chairman of the Compensation Committee.  She also served on the Board of American Home Financial Corporation from 1998 through 2010.  She currently serves on two university and college boards and is Chairman of the Education Foundation.  Ms. Raffaeli graduated, with honors, from NYU with an MBA.  Ms. Raffaeli’s financial and other management experience, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

Mr. Redman has been President and Chief Executive Officer and a Director of FHLBNY member Astoria Bank (formerly Astoria Federal Savings and Loan Association) and the holding company for the Bank, Astoria Financial Corporation, since July 2011.  Mr. Redman joined Astoria Federal Savings in 1977 and during his tenure served in various accounting, investment and treasury positions including Executive Vice President and Chief Financial Officer and Chief Operating Officer.  A Magna Cum Laude graduate of New York Institute of Technology (NYIT) with a degree in accounting, Mr. Redman also serves as a member of NYIT’s Board of Trustees.  Mr. Redman has provided leadership to several professional banking organizations.  In addition to previously serving as the President of the Nassau/Suffolk Chapter of the Financial Managers Society, he is a former instructor and chapter officer of the Institute of Financial Education and a prior member of the Accounting and Tax Committee of the Community Bankers Association of New York State.  Mr. Redman is currently a Director of the Federal Home Loan Bank of New York and of the New York State Bankers Association.  He is also a Director and former Chairman of the Board of the Tourette Association of America which under his leadership has helped influence legislation, furthered education and supported cutting-edge research.  His work in the community has been recognized by such organizations as St. Francis College, Variety Child Learning Center, Quality Services for the Autism Community, Queens Botanical Garden, Queens Council Boy Scouts of America, Queens Theatre in the Park, Queens Chamber of Commerce, The Safe Center LI, SCO Family of Services and the American Heart Association.

Rev. Reed is the founder and CEO of GGT Development LLC, a company which started in May of 2009.  The strategic plan of the corporation focuses on the successful implementation of housing and community development projects, including affordable housing projects, schools, and multi-purpose facilities.  Additionally, he pastors a church which has a feeding program of more than ten thousand monthly.  He has been involved in development projects totaling more than $125 million.  He also is co-owner of Safonique, a natural laundry detergent, that is sold on the east coast in Wal-Mart, Shoprite and on Amazon.com.  As a community developer, he is engaged primarily in uplifting communities by serving the elderly, community revitalization and accessing programs that will provide a foundation for growth.  He formerly served as Chief Executive Officer of the Greater Allen Development Corporation from July 2007 through March 2009, and previously was the Chief Financial Officer of Greater Allen AME Cathedral, located in Jamaica, Queens, New York, from 1996 to July 2007.  From 1996 to 2009, Rev. Reed was responsible for building and securing financing for over $60 million of affordable, senior, and commercial development projects.  At GGT Development LLC, Rev. Reed continues a focus on broad based neighborhood revitalization affordable housing projects, mixed use commercial/residential projects, and other development opportunities.  In 1986, Rev. Reed served as the campaign manager for Rev. Floyd H. Flake.  From 1987 to 1996, Rev. Reed served as the Congressional Chief of Staff for Congressman Flake and was involved in the legislative process and debate during the formation of FIRREA.  Prior to becoming involved in public policy, Rev. Reed managed the $6 billion liquid asset portfolio for General Motors and was a financial analyst for Chevrolet, Oldsmobile, Pontiac, Cadillac, Buick and GM of Canada.  Rev. Reed gained his initial financial experience as a banker at First Tennessee Bank in Memphis, Tennessee.  Rev. Reed earned a Masters of Business Administration from Harvard Business School, a Bachelor of Business Administration from Memphis State University and a Masters of Divinity at Virginia Union University.  He currently serves on the following organizations in the following positions: Board of Trustees, Hofstra University; Secretary/Treasurer, Outreach Project; and Board Member, Wheelchair Charities.  Rev. Reed pastors Morris Brown AME Church in Queens New York.  Rev. Reed’s experience in representing community interests in housing, as indicated by his background described above, supports his qualifications to serve on our Board as a public interest director and Independent Director.

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

Mr. Thompson is Vice Chairman of The Depository Trust & Clearing Corporation.  In addition, he also serves as General Counsel, a position he has held since 2005.  In this capacity, Mr. Thompson serves as a senior advisor to DTCC and is responsible for all legal and regulatory activities of the company and its subsidiaries.  He regularly interfaces with government and regulatory agencies on issues impacting the company.  Mr. Thompson is Chairman of the Board of DTCC Deriv/SERV LLC and Chairman of the DTCC Operating Committee.  He is a member of the DTCC Management Committee, which is comprised of the company’s executive leadership. In addition, Mr. Thompson is a member of the DTCC Management Risk Committee, where he helps oversee and assess a broad range of issues related to market, capital and operational risks facing the corporation.  Mr. Thompson previously served as Chair of a DTCC Board subcommittee charged with reviewing the potential risk impacts of high frequency trading and algorithmic trading as a result of the Knight Capital market event of 2012.  Mr. Thompson is the former Co-Chair of the DTCC Internal Risk Management Committee and former Chairman of the DTC Internal Risk Management Committee.  Mr. Thompson began his legal career with DTC as Associate Counsel in 1981 and was elected Vice President and Deputy General Counsel in 1991, Senior Vice President in 1993, General Counsel of DTC in 1999 and Managing Director and First Deputy General Counsel of DTCC in 2004.  Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson.  Mr. Thompson began his legal career at Davis Polk & Wardwell.  Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing (NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC.  In addition, he also served as former Chairman of the Securities Clearing Group and former Co-Chairman of the Unified Clearing Group.  His memberships include the New York State Bar Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for National Security; and the Global Association of Risk Professionals.  He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem.  Mr. Thompson has also testified before the U.S. Congress on issues related to the Dodd-Frank Act and financial reform.  Mr. Thompson’s legal and regulatory and risk management experience, as indicated by his background, supports his qualifications to serve on our Board as an Independent Director.

Mr. Vázquez has served since April 2004 as Senior Executive Vice President of FHLBNY member Banco Popular de Puerto Rico, and also served as President of Banco Popular North America (also known as Popular Community Bank) from September 2010 to September 2014.  Further, he has served as a Director of both these institutions since October, 2010.  He has also served since March, 2013 as Chief Financial Officer and since February, 2010 (and formerly between March, 1997 and April, 2004) as Executive Vice President of Popular Inc., the holding company of these entities.  Mr. Vázquez joined Popular, Inc. as Executive Vice President in March 1997 to spearhead the establishment of Popular’s Risk Management Group.  From 2004 through 2010 he headed Banco Popular de Puerto Rico’s Consumer Lending Group, responsible for all retail credit products, including personal loans, credit cards, overdraft lines-of-credit, and residential mortgage origination and servicing as well as the auto, marine and equipment financing business.  Before joining Popular, Inc., Mr. Vázquez spent fifteen years with JP Morgan & Co. Inc. in New York and London where he held various management positions.  During the two years prior to joining Popular, Inc., he was Senior Banker and Region Manager for JP Morgan’s business in Colombia, Venezuela, Central America and the Caribbean.  Mr. Vázquez is a member of the National Board of Directors of Operation Hope, as well as a member of the Advisory Council of the Dean of the School of Engineering of the Rensselaer Polytechnic Institute.  Mr. Vázquez also served as a member of the board of directors of the Puerto Rico Community Foundation, the largest community foundation in the Caribbean.  He holds a Bachelor of Science in Civil Engineering, with an economics minor, from the Rensselaer Polytechnic Institute, Troy, New York.  He also holds a Masters in Business Administration from Harvard University’s Graduate School of Business, Boston, Massachusetts.

Executive Officers

The following sets forth the executive officers of the FHLBNY who served during 2016 and as of the date of this annual report. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

				Management
		Age as of	Employee of	Committee
Executive Officer	Position held as of 3/20/17	3/20/17	Bank Since	Member Since
José R. González	President & Chief Executive Officer	62	10/15/13	10/15/13
Eric P. Amig	Senior Vice President & Head of Bank Relations	58	02/01/93	01/01/09
Edwin Artuz	Senior Vice President & Head of Corporate Services and Director of OMWI	55	03/01/89	01/01/13
John F. Edelen *	Former Senior Vice President & Chief Risk Officer	54	05/27/97	01/01/11
Melody J. Feinberg	Senior Vice President & Chief Risk Officer	54	10/17/11	01/01/15
G. Robert Fusco **	Senior Vice President, CIO & Head of Enterprise Services	58	03/02/87	05/01/09
Stephen C. Angelo	Senior Vice President, Chief Audit Officer	49	09/22/08	07/12/16
Adam Goldstein	Senior Vice President & Chief Business Officer	43	07/14/97	03/20/08
Paul B. Héroux	Senior Vice President & Chief Banking Operations Officer	58	02/27/84	03/31/04
Kevin M. Neylan	Senior Vice President & Chief Financial Officer	59	04/30/01	03/31/04
Philip A. Scott	Senior Vice President & Chief Capital Markets Officer	58	08/28/06	9/3/2014
Jonathan R. West	Senior Vice President & Chief Legal Officer	60	05/01/15	05/01/15

*Left employment 7/8/2016.

**Left employment 1/8/93; rehired 5/10/93.

Mr. González was appointed President and CEO of the Federal Home Loan Bank of New York on April 2, 2014.  Mr. González joined the FHLBNY on October 15, 2013, as Executive Vice President.  Mr. González served as Vice Chairman of the Board of Directors of the FHLBNY from 2008 through 2013, and as an elected industry director from 2004 through 2013.  Prior to joining the FHLBNY, he served as Senior Executive Vice President, Banking & Corporate Development for OFG Bancorp (formerly Oriental Financial Group, Inc.).  Mr. González has also been a member of the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions since July 2014.  On August 31, 2016, Mr. González was appointed by President Barack Obama to serve as one of the eight directors of the Oversight Board created by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) of 2016.  Mr. González was a member of the Board of Directors of Santander BanCorp (“Santander”), a bank holding company, from 2000 to 2010.  From 2002 to 2008, he was Vice Chairman of the Board, President and CEO of Santander.  After joining Santander in 1996 as President and CEO of its securities broker dealer, Mr. González was named Senior Executive Vice President and Chief Financial Officer of the holding company in 2001.  Mr. González began his career in banking in the early 1980s as Vice President, Investment Banking, for Credit Suisse First Boston (“CSFB”) and, from 1989 through 1995, served as President and CEO of CSFB’s Puerto Rico operations.  He served as President and CEO of the Government Development Bank for Puerto Rico, a government instrumentality that acts as the Commonwealth’s fiscal agent, from 1986 to 1989.  He is a past President of both the Puerto Rico Bankers Association and the Securities Industry Association of Puerto Rico. Mr. González holds a B.A. in Economics from Yale University and M.B.A. and Juris Doctor degrees from Harvard University.

Mr. Amig joined us as Director of Bank Relations in February 1993.  In January of 2009 he was named Senior Vice President and Head of Bank Relations.  From January 1985 through January 1993, he was a senior officer at the U.S. Department of Housing and Urban Development; during this time he served as Special Assistant to the Deputy Secretary from 1990 to 1993.  Mr. Amig has also served as a legislative aide to the President Pro Tempore of the Pennsylvania Senate and was the Executive Director of the Federal/State Relations Committee of the Pennsylvania House of Representatives.  Mr. Amig received his undergraduate degree in Political Science from Albright College (Reading, PA).

Mr. Angelo joined the Bank as Chief Audit Officer in September 2008.  In this role, he oversees the activities of the Internal Audit Department, which provides independent, objective assurance and consulting services designed to add value and improve the Bank’s operations, and he is responsible for providing support to the Audit Committee of the Bank’s Board of Directors, in connection with matters related to internal controls.  Mr. Angelo was appointed to the Management Committee in July 2016.  Mr. Angelo holds an M.B.A. in Finance and a B.S. in Accounting, both from New York University’s Stern School of Business.  He is a Certified Public Accountant and is a member of the AICPA and NYSSCPA as well as the Institute of Internal Auditors.  Mr. Angelo began his career as an associate auditor with Coopers & Lybrand, and then held positions of increasing responsibilities in internal audit roles at Bankers Trust Company and Bear, Stearns & Co.

Mr. Artuz has served as Head of Corporate Services and Director of OMWI since July 1, 2014.  In August 1, 2000, he was named Director of Human Resources; he was named as a Senior Vice President on January 1, 2013.  Mr. Artuz directs the management of the Bank’s Office of Minority and Women Inclusion in the areas of Human Resources, Purchasing and Procurement and Marketing and Outreach to ensure that regulatory requirements are met and exceeded.  Mr. Artuz also provides overall leadership, strategic direction, and oversight for all of the Bank’s human resources activities and operations.  These activities and operations include the areas of employment, compensation, benefits, employee relations, employee and organizational training and development, performance management, employee communications, and external and internal Human Resources information systems services.  Mr. Artuz has the significant responsibility of providing support to the Compensation & Human Resources Committee of the Bank’s Board of Directors in connection with matters related to executive compensation and benefits.  Mr. Artuz also provides strategic direction and leadership to the organization’s Facilities Services operations to ensure efficient and effective management of the firm’s physical resources.  From January 1996 through December 1996, Mr. Artuz served as Assistant Vice President, Administrative Services and from January 1997 through July 2000, Mr. Artuz served as Vice President, Administrative Services.  In this capacity, Mr. Artuz managed the Human Resources function as well as each of the following: Purchasing; Telecommunications; Facilities; Mailroom Services; Security; Reception; Insurance; and Record Retention.  Mr. Artuz is currently the Chair of the Compensation Special Interest Group of the Human Resources Association of New York, an affiliate of the Society for Human Resource Management.  Edwin holds a graduate degree from New York University in Human Resources Management and an undergraduate degree in History from the College of Staten Island.  Prior to joining the Bank in 1989, Mr. Artuz held positions at Skadden, Arps, Slate, Meagher & Flom; Dillon, Read & Co.; and the Dime Savings Bank of New York.

Mr. Edelen, who served as the Bank’s Senior Vice President and Chief Risk Officer, left the Bank on July 8, 2016 after 19 years of service. He had served in this position since January 2011. As Chief Risk Officer, Mr. Edelen oversaw the Bank’s Enterprise-wide Risk Management practice as well as the Bank’s Risk Management and Compliance functions.  Prior to that, Mr. Edelen served in various positions of increasing responsibility within our capital markets and risk management functions, including Director of ALM Risk Strategy and Development, Director of Funding and Investments, and Vice President of Capital Markets.  He joined the Bank in 1997 from Oppenheimer and Co. as a derivative products trader/analyst.  A combat veteran, Mr. Edelen served in the U.S. Army as a Ranger and Paratrooper, commanding a unit in the 82nd Airborne Division.  Mr. Edelen earned a Bachelor of Science degree from the United States Military Academy and a Master of Business Administration from Columbia Business School.

Ms. Feinberg has served as Senior Vice President and Chief Risk Officer since March 1, 2017.  Ms. Feinberg previously served as Senior Vice President and Acting Chief Risk Officer from July 8, 2016 through February 28, 2017, and Senior Vice President and Deputy Chief Risk Officer from January 1, 2015 through July 7, 2016.  In her current role, Ms. Feinberg oversees the Bank’s Enterprise-wide Risk Management practice.  This role encompasses Financial Risk Management; Credit Policy and Review; Credit and Collateral Risk Analytics; Operational Risk Management; Model Risk Management; and Compliance.  Ms. Feinberg joined the Bank in October 2011 as the Director of Finance.  In that capacity, she was responsible for all aspects of the Bank’s finance functions, including advisory on business initiatives, funding and investment decisions, capital planning, tax and regulatory issues, etc.  Ms. Feinberg began her career as a CPA with Ernst & Young, and then held positions of increasing responsibilities in accounting and finance roles at three investment banks, namely, JP Morgan Chase, HSBC and Goldman Sachs.  She earned an M.B.A. in Finance from Drexel University and a B.S. in Accounting from The College of New Jersey, both Magna Cum Laude.  She is a member of the NYSCPA and AICPA.  She also holds a PRMIA Market, Liquidity, and Asset Liability Management Certification.

Mr. Fusco was named Chief Information Officer (“CIO”) in 2008 and took on the additional role of Head of Enterprise Services in 2009.  Mr. Fusco directs and oversees all of the Bank’s technology functions and Bank programs for information security, project management, records management, vendor management and business continuity.  He is also Chairman of the Bank’s Operational Risk Committee.  Mr. Fusco has been with the Bank since March 1987.  During his 29-year tenure, he has held various management positions in Information Technology, including IT Director starting in 2000 and Chief Technology Officer starting in 2006.  Mr. Fusco received an undergraduate degree from the State University of New York at Stony Brook.  He has earned numerous post-graduate technical and management certifications throughout his career, and is a graduate of the American Bankers Association National Graduate School of Banking.  Prior to joining the Bank, Mr. Fusco held positions at Citicorp and the Federal Reserve Bank of New York.

Mr. Goldstein was named Chief Business Officer in December of 2015.  In this role, he leads the sales, marketing and research activities for all business lines.  In addition, he manages the Bank’s Mortgage Partnership Finance® Program and newly formed Member Service Desk.  Mr. Goldstein previously served as the Head of Sales, Business Development and Marketing.  Mr. Goldstein joined us in June 1997 and has held a number of key positions in our Sales and Marketing areas.  He has been a member of the Bank’s Management Committee since 2008.  In addition to an undergraduate degree from the SUNY College at Oneonta and an M.B.A. in Financial Marketing from SUNY Binghamton University, Mr. Goldstein has received post-graduate program certifications in Business Excellence from Columbia University, in Management Development from Cornell University, in Management Practices from New York University, and in Finance from The New York Institute of Finance.

Mr. Héroux was named Chief Bank Operations Officer and Community Investment Officer in December 2015.  In this role, he oversees several functions, including Credit and Correspondent Services, Collateral Services and Community Investment/Affordable Housing Operations.  Prior to this, he was Head of Member Services from 2004 to 2015.  Mr. Héroux joined the Bank in 1984 as a Human Resources Generalist and served as the Director of Human Resources from 1988 to 1990.  During his tenure, he has held other key positions including Chief Credit Officer and Director of Financial Operations.  He received an undergraduate degree from St. Bonaventure University and is a graduate of the Columbia Senior Executive Program as well as the ABA Stonier National Graduate School of Banking.  Prior to joining us, Mr. Héroux held positions at Merrill Lynch & Co. and E.F. Hutton & Co.

Mr. Neylan became Chief Financial Officer on March 30, 2012.  Mr. Neylan is responsible for overseeing the Bank’s Accounting, Strategic Planning, and Asset Liability Modeling and Strategy functions.  He has held several positions with strategic planning, finance and administrative responsibilities since joining us in April 2001.  Immediately prior to becoming the CFO, Mr. Neylan was the Head of Strategy and Finance, and served as the Head of Strategy and Business Development from January 2009 through December 2011.  Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining the Bank, and was previously a partner in the financial services consulting group of one of the Big Four accounting firms.  He holds an M.S. in corporate strategy from the MIT Sloan School of Management and a B.S. in management from St. John’s University (NY).

Mr. Scott was named Chief Capital Markets Officer in September 2014, after serving as Director of Trading in the Capital Markets department, managing debt issuance and advance positions.  He is responsible for all facets of balance sheet management including the Bank’s investments portfolio, advances position, funding, and debt issuance.  Mr. Scott joined the Bank’s Capital Markets department in August of 2006, following 23 years of experience in the markets and on Wall Street where he was a trader and desk manager for interest rate products at Citibank, Deutsche Bank, and Credit Lyonnais.  He received a Bachelor’s Degree in Economics from Tufts University and holds a Master’s degree in Finance and Economics from the Kellogg School of Management at Northwestern University.

Mr. West assumed the role of Senior Vice President, Chief Legal Officer for the Bank on May 1, 2015.  Mr. West left the Federal Home Loan Bank of Indianapolis (FHLBI) on December 31, 2014 having served as its Executive Vice President - Chief Operating Officer - Business Operations since July 30, 2010.  He was appointed by the FHLBI’s Board to serve as Acting Co-President - CEO from April through July 2013.  From 1994 to 2010, Mr. West served as Senior Vice President - Administration, General Counsel, Corporate Secretary & Ethics Officer, having started with the FHLBI in July 1985 as Associate Legal Counsel.  From 1983 to 1985, Mr. West was an Associate with the Indianapolis, Indiana law firm of White & Raub and practiced in the areas of insurance and corporate law.  Mr. West is a Phi Beta Kappa, B.A. with Distinction graduate in political science and psychology from Indiana University’s College of Arts and Sciences, and earned an M.B.A from Indiana University Kelley School of Business and a J.D. from Indiana University School of Law — Indianapolis.  Mr. West is licensed to practice law in the state of Indiana and is registered to serve as In-House Counsel in the state of New York.  Mr. West is a Member of the American Bar Association, and serves on its business law committee and its derivatives, futures and securitizations section.

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

Audit Committee

The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions.  For the period from January 1, 2016 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: Jay M. Ford (Chair), Thomas L. Hoy (Vice Chair through December 31, 2016), Kevin Cummings (Vice Chair commencing January 1, 2017), Caren Franzini, James W. Fulmer, Monte N. Redman, and Larry E. Thompson.

Audit Committee Financial Expert

Our Board of Directors has determined that Kevin Cummings of the FHLBNY’s Audit Committee qualifies as an “audit committee financial expert” under Item 407 (d) of Regulation S-K but was not considered “independent” as the term is defined by the rules of the New York Stock Exchange.

Code of Ethics

It is the duty of the Board of Directors to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the FHLBNY on a day-to-day basis and to assure that the long-term interests of the shareholders are being served.  To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that we are committed to business success through maintenance of the highest standards of responsibility and ethics.  In this regard, the Board has adopted a Code of Business Conduct and Ethics (“Code”) that applies to all employees as well as the Board.  The Code is posted on the Corporate Governance Section of the FHLBNY’s website at http://www.fhlbny.com.  We intend to disclose changes to or waivers from the Code by filing a Form 8-K and/or by posting such information on our website.

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

Achieving the Bank’s Mission

We operate in a very competitive market for talent. Without the capability to attract, motivate and retain talented employees, the ability to fulfill our mission would be in jeopardy. All employees, and particularly senior and middle management, are frequently required to perform multiple tasks requiring a variety of skills. Our employees not only have the appropriate talent and experience to execute our mission, but they also possess skill sets that are difficult to find in the marketplace. In this regard, as of December 31, 2016, we employed 280 employees, a relatively small workforce for a New York City-based financial institution that had, as of that date, $143.6 billion in assets.  Exempt employees constituted 93% of all employees as of year-end 2016.

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

Regulatory Oversight of Executive Compensation

The Federal Housing Finance Agency (“Finance Agency”) has oversight authority over FHLBank executive officer compensation. Section 1113 of the Housing and Economic Recovery Act of 2008 requires that the Director of the Finance Agency prohibit a FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this statutory responsibility, the Finance Agency issued, effective February 27, 2014, final rules on executive compensation and golden parachute payments relating to the regulator’s oversight of such compensation and payments.

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

•                  The Bank will use other Federal Home Loan Banks as a “Secondary Peer Group” for benchmarking at the 75th percentile of the market total compensation for establishing competitive pay levels.

•                  Use publicly available data from Regional/Commercial Banks $5-20B in assets for the five NEOs at the 50th percentile of market total compensation (base pay + incentive compensation) for establishing competitive pay levels.

•                  For jobs within Risk Management and Capital Markets and other specialty areas not in ready supply within the Regional Banks, the Bank will use a customized peer group of Banks with $50B+ in assets including Bulge Bracket banks (i.e. investment banks) at the 25th and 50th percentile to reflect realistic recruiting pressures in the Metro New York market.

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

•                  A commitment to evaluate the value of total compensation delivered to employees including base pay, incentive compensation, retirement and health and welfare benefits (“Total Rewards Study”) in determining market competitiveness every third year.

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

The Total Compensation Program

In response to the challenging economic environment in which we operate, compensation and benefits consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation opportunities available under the Bank’s Incentive Compensation Plan, hereinafter referred as the “IC Plan”)); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan (“DB Plan”); the Qualified Defined Contribution Plan (“DC Plan”); the Nonqualified Defined Benefit Component of the Amended and Restated Supplemental Executive Retirement Defined Benefit and Defined Contribution Benefit Equalization Plan (“DB BEP”), the Nonqualified Defined Contribution Component of the Amended and Restated Supplemental Executive Retirement Defined Benefit and Defined Contribution Benefit Equalization Plan (“DC BEP”), and the Nonqualified Deferred Incentive Compensation Plan (“NDICP”); and (c) health and welfare programs and other benefits which are listed in Section IV C below. These components, along with certain benefits described in the next paragraph, comprised the elements of our total compensation program in effect during 2016 or approved in 2016 to go into effect on January 1, 2017, and are discussed in detail in Section IV below.

This CD&A provides information related to the total compensation program provided to our NEOs for 2016 — that is, our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and the three most highly-compensated executive officers other than the PEO and PFO. The information includes, among other things, the objectives of the total compensation program and the elements of compensation provided to our NEOs. These compensation programs are not exclusive to the NEOs; they also apply to employees, as explained throughout the CD&A.

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

2012 Total Rewards Study Results

In November 2012, the C&HR Committee engaged Aon Consulting, Inc. (“Aon”) to perform a Total Rewards Study and present recommendations to the C&HR Committee.  The result of the Total Rewards Study was submitted to the C&HR Committee and the Board in September 2013 and indicated the following:

•                        When compared to the Bank’s peer group, total compensation for NEOs was aligned with regional commercial banks;

•                        Employees not identified as NEOs were not aligned with peers in regional commercial banks, however, aligned with other Home Loan Banks; and

•                        When compared to the Bank’s peer group, the Bank’s employee health and welfare benefits were deemed “Significantly Above Market”.

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

A representative list of the peer group that was used in the Aon healthcare and welfare benefits study in 2013 is set forth in the table below. Please see Section IV.A.1 below for a list of the peer group used for compensation other than with respect to healthcare and welfare benefits.  For the firms listed below that had multiple lines of business, the Bank benchmarked total compensation against the wholesale banking functions at those companies.

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

All of the elements of the total compensation program are available to all employees, including NEOs, except with respect to: 1) the IC Plan; 2) the DB BEP; 3) the DC BEP; and 4) the NDICP.

All exempt (non-hourly) employees are eligible to receive annual incentive awards through participation in the Incentive Plan. These awards are based on a combination of performance results and individual performance results. The better the Bank and/or the employee perform, the higher the employee’s potential award is likely to be, up to a predetermined limit. In addition, the better the employee’s performance, the greater the employee’s annual salary increase is likely to be, up to a predetermined limit. Participation in the Deferred Incentive Compensation Plan is mandatory for members of the Bank’s Management Committee which include NEOs.

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

In addition, the DB and DC Plans are designed to reward employees for continued strong performance over their careers — that is, the longer an employee works at the Bank, the greater the benefit the employee is likely to accumulate. This combined with the compensation philosophy and the structure of the compensation programs helps to ensure that the compensation paid to employees at termination of employment is aligned with the interest of our shareholders.

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

In September 2011, the Committee approved the use of a multi-level approach to compensation benchmarking that was proposed by compensation consultant McLagan for use during the review of the Bank’s total compensation program that was initiated in 2012. The Committee approved the use of (1) Commercial Banks (former “bulge bracket” investment banks were specifically excluded and data for the Metro New York area was used where available); (2) Federal Home Loan Banks; and (3) Publicly-available proxy data for banks with assets between $5B and $20B.

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

In certain cases, the Bank discovered that our current pay scales for a position were not allowing us to recruit the talent that we needed.  As a result, McLagan was engaged to explore options that would help with the retention and recruitment of employees in high demand areas and to help ensure that our compensation structure is not negatively affected by these atypical hiring pay packages.

In alignment with McLagan’s recommendations, the Board approved changes to our Compensation Policy in September 2015.  The Board-approved Compensation Policy is outlined above.  Please refer to the Introduction section under the heading “How We Stay Competitive in the Labor Market” for an explanation of the Bank’s Board-approved Compensation Policy.

It should be noted that, due to the fact that we conduct detailed cash compensation benchmarking for only one-third of the officer positions on an annual basis with respect to cash compensation, the effectiveness of the benchmarking program can be demonstrated only once every three years. However, NEOs are benchmarked every year.

Compensation Benchmarking

Compensation consultant McLagan began reporting directly to the C&HR Committee in 2011. In September 2011, the Bank’s benchmarking methodology was refined and approved by the C&HR Committee for future use during the Total Rewards Studies. Since 2012, McLagan has benchmarked NEO cash compensation for the purpose of supporting annual merit salary increases and incentive compensation payments, as required by the Finance Agency. As a result, the C&HR Committee has utilized such information to calculate NEO compensation.

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

In addition to the benchmarking process provided for in the Compensation Policy as described above, a performance-based merit increase program exists for all employees, including NEOs, that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the achievement of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2016, the C&HR Committee determined that merit-related officer base pay increases for 2017 would be 2.50% for officers rated “Meets Requirements”; 3.25% for officers rated “Exceeds Requirements”; and 4.25% for officers rated “Outstanding” for their performance in 2016.

To comply with the Finance Agency requirement that the FHLBanks submit all compensation actions involving a NEO to the Finance Agency for review at least four weeks in advance of any planned board of directors’ decision with respect to those actions, we submitted the proposed merit increase percentages for 2016 performance for the NEOs in November of 2015.  In addition, to help support the proposed merit increases, the Finance Agency required that a compensation benchmarking analysis be submitted.  The analysis was performed by McLagan and indicated that the salary increases for the NEOs were consistent with the factors included within the Board-approved Compensation Policy described above in the “Introduction” section under the heading “How We Stay Competitive in the Labor Market”.

The peer groups in establishing competitive market pay were: 1) Commercial Banks including former “bulge bracket” investment banks (global investment banks were specifically excluded); 2) Federal Home Loan Banks; and 3) Publicly-available proxy data for banks with assets between $10B and $20B.  Please refer to the Introduction Section under the heading “How We Stay Competitive in the Labor Market” for an explanation of the components that make up our Compensation Policy.

McLagan also used salary rank from the proxies from publicly-traded banks. Salary rank compares a firm’s top paid incumbents against the market’s top paid incumbents regardless of position.

Per the Bank’s Compensation Policy, McLagan used median data as the initial benchmark statistic for commercial banks and proxy benchmarks and the high quartile is used for the Federal Home Loan Bank system benchmarks. Higher/lower benchmark statistics were used to account for larger/smaller responsibilities. The value of retirement plans and other benefits, including the defined benefit pension plans were not represented in this analysis and will be addressed in the total compensation review, as discussed in the Introduction Section under the heading “How We Stay Competitive in the Labor Market”.

For the year 2016, McLagan used for compensation benchmarking analysis purposes the Compensation Policy that was approved by the Board in September 2015 (details of which are provided above). Please refer to the introduction section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program.

We received a “non-objection” letter from the Finance Agency with respect to the payment of merit increases (effective January 1, 2016) for the NEOs, which letter was based upon the results of compensation benchmarking analysis of McLagan.

A representative list of the peer group that was used in the compensation benchmarking analysis, excluding all healthcare and welfare benefits analysis, is set forth in the table below.  Please refer to Section I above for a list of the peer groups used for the healthcare and welfare benefits study in 2013.

Market Data Participants — Commercial Banks and FHLBanks used for 2016 market pay analysis:

ABN AMRO Securities (USA) LLC	Espirito Santo Investment	MUFG Securities
AIB Capital Markets	Fannie Mae	MUFG Union Bank
Ally Financial Inc.	Federal Home Loan Bank of Atlanta	National Australia Bank
Associated Bank	Federal Home Loan Bank of Boston	Natixis
Australia & New Zealand Banking Group	Federal Home Loan Bank of Chicago	Nomura Securities
Banco Bilbao Vizcaya Argentaria	Federal Home Loan Bank of Cincinnati	Nord/LB
Bank Hapoalim	Federal Home Loan Bank of Dallas	Nordea Bank
Bank of America	Federal Home Loan Bank of Des Moines	OCBC Bank
Bank of Ireland Corporate Banking	Federal Home Loan Bank of Indianapolis	People’s United Bank, N.A.
Bank of the West	Federal Home Loan Bank of Pittsburgh	PNC Bank
Bayerische Landesbank	Federal Home Loan Bank of San Francisco	Rabobank Nederland
BBVA Compass	Federal Home Loan Bank of Topeka	Regions Financial Corporation
BMO Financial Group	Federal Reserve Bank of New York	Royal Bank of Canada
BNP Paribas	Fifth Third Bank	Royal Bank of Scotland
BOK Financial Corporation	First Citizens Bank	Santander Bank, N.A.
Branch Banking & Trust Co.	First Niagara	Siemens Financial Services
Capital One	Freddie Mac	Societe Generale
CIBC World Markets	Haitong	Standard Chartered Bank
Citigroup	Hancock Bank	State Street Bank
Citizens Financial Group	HSBC	SunTrust Banks
City National Bank	Huntington Bancshares	SVB Financial Group
Comerica	ING	Synovus
Commerce Bank	Investors Bancorp, Inc.	TD Ameritrade
Commerzbank	JP Morgan	TD Securities
Commonwealth Bank of Australia	KBC Bank	Bank of New York Mellon
Crédit Agricole CIB	KeyCorp	The Bank of Nova Scotia
Credit Industriel et Commercial	Landesbank Baden-Wuerttemberg	The CIT Group
Cullen Frost Bankers	Zions Bancorporation	The Northern Trust Corp.
DBS Bank	Lloyds Banking Group	U.S. Bancorp
DnB Bank	M&T Bank Corporation	Umpqua Holding Corporation
DnB NOR Markets, Inc.	Macquarie Bank	UniCredit
DVB Bank	Mizuho Corporate Bank, Ltd.	Webster Bank
DZ Bank	Mizuho Capital Markets	Wells Fargo Bank
East West Bancorp	Mizuho Trust & Banking Co.	Westpac Banking Corporation
Zions Bancorporation

2. IC Plan

a) Overview of the 2016 IC Plan

The objective of the Bank’s 2016 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2016 IC Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2016 IC Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance and to individual performance. All salaried exempt employees are eligible to participate in the 2016 IC Plan. Awards under the 2016 IC Plan were calculated based upon performance during 2016 and paid to participants on March 13, 2017.  We received a “non-objection” from the Finance Agency to pay the Plan awards to NEOs, subject to the deferral feature for Management Committee participants discussed below.  The 2016 IC Plan was developed in accordance with regulations issued by and other guidance received from the Finance Agency.

When employees are individually evaluated, they receive one of five performance ratings: “Outstanding”; “Exceeds Requirements”; “Meets Requirements”; “Needs Improvement”; or “Unsatisfactory”.  Incentive Compensation Plan awards are only paid to participants who have attained at least a specified threshold rating within the “Meets Requirements” category on their individual performance evaluations and do not have any unresolved disciplinary matters.  Also, Incentive Plan participants that were rated as “Exceeds Requirements” or “Outstanding” on their 2016 individual performance evaluations receive an additional 3% or 6%, respectively, of their base salary in the form of a separate cash award.  In September 2015, the C&HR Committee approved the elimination of the additional 3% or 6% separate cash award, beginning with the 2016 IC Plan year.  At the same time, the C&HR Committee approved increases in the incentive compensation opportunity levels for participants of the Bank’s IC Plan up to the rank of Assistant Vice President.

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

The 2016 Bankwide goals are organized into three broad categories and are presented in the charts below. These charts contain:

•                  a description of each of the goals and their respective weightings as a percentage of the Bankwide goals;

•                  an explanation of each Bankwide goal measure and how each goal meets its stated purpose; and

•                  actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.

(i) Business Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
BUSINESS EFFECTIVENESS (1)		70% of Bankwide Goal

Return Component- Dividend Capacity as forecasted in the 2016 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	35.00%	3.46%	4.07%	4.88%	5.24%

Risk Component -The 2016 Bankwide Risk goal consists of two components, each with five complementary factors or metrics. Each metric will be evaluated on PASS/FAIL basis. Each component must have at a minimum three PASS rated metrics to qualify for incentive compensation. The more measures that receive PASS ratings, the higher the potential award.

	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.

Risk Component —Market, Capital and Earnings (“MCE”) Risk Exposure. The five metrics for the MCE Component are: 1) Conditional Value at Risk (CVaR); 2) Equity Sensitivity (Downside); 3) Dividend Sensitivity; 4) Capital Stock Protection; and 5) Retained Earnings Sufficiency. Each metric will be evaluated on PASS/FAIL basis. Each component must have at a minimum three PASS rated metrics to qualify for incentive compensation. The more measures that receive PASS ratings, the higher the potential award.	Attempts to broadly cover financial risks within the Bank’s book of business.	24.50%	3	4	5	5

Risk Component—Operations and Controls (“BOC”) Exposure. The BOC Component attempts to focus on the effectiveness of controls used to manage the risks associated with business activities and operational processes. The five metrics for BOC measure are: 1) Operational Exceptions; 2) Controls over Financial	Attempts to focus on the effectiveness of controls used to manage the risks associated with business activities and operational processes.	10.50%	3	4	5	5

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

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

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold		Target		Maximum		Results

GROWTH EFFECTIVENESS (2)		15% of Bankwide Goal

Number of New Member Institutions	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.75%	4		8		12		8

Number of New/Return Borrowers	Positions the Bank for future growth and aligns with philosophy of being an “advances bank”.	3.75%	8		13		26		22

Advance Volume-Average Balance Advances	Aligns with philosophy of being an “advances bank”.	3.75%	$75.28	B	$88.57	B	$106.28	B	$95.6	B

Market Share — Calculated by comparing members’ outstanding advances against a pool of alternative wholesale funding sources	Helps the Bank gauge its competitive position against a variety of wholesale funding alternatives used by members. Strengthens the franchise as an “advances bank”.	3.75%	44.00%		48.00%		50.00%		50.67%

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

(iii) Community Investment Effectiveness Goal

Bankwide Goals (Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold		Target		Maximum		Results

COMMUNITY INVESTMENT EFFECTIVENESS (3)		15% of Bankwide Goal

Dollar Amount of Approved Community Lending Program Applications	Supports the provision of liquidity to members for housing and community development activities	3.75%	$1.90	B	$2.10	B	$2.40	B	$2.53	B

Percent of Community Investment Related Transactions to Community Lending Program Advances	Supports the provision of liquidity for housing and community development activities. Includes investments in Housing Finance Agency bonds.	3.00%	74.0%		82.0%		94.0%		87.15%

Quarterly Average Balance of Outstanding Letters of Credit	Supports the provision of liquidity for housing and community development activities	3.00%	$9.5	B	$10.5	B	$12.1	B	$11.36	B

Community Investment and Affordable Housing Related Outreach and Technical Assistance Activities	Supports the promotion, understanding and use of the Bank’s affordable housing and community lending programs	5.25%	50		55		63		79

(3)               The Community Effectiveness Goal was implemented as a composite of several programs and activities as all of these components contribute to how the Bank achieves its mission-related housing and community development activities.

Overall, the weighted average result for Bankwide goals was 89.8% above target. The weighted average result for the Risk Management Group was 89.8% above target. Payments are interpolated between the target and maximum amounts.

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

The Board may decide to not seek recovery of the Undue Incentive Amount if the Board determines that to do so would be unreasonable or contrary to the interests of the Bank.  In making such determination, the Board may take into account such considerations as it deems appropriate including, but not limited to: (a) whether the Undue Incentive Amount is immaterial in impact to the Bank; (b) whether the Participant engaged in any intentional or unlawful misconduct that contributed to the inaccurate, misstated and/or misleading information;

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

d) Required Deferral of IC Plan Awards for MC Members

A required deferral portion of the IC Plan (“DICP”) was implemented beginning on January 1, 2012 for members of the Bank’s Management Committee. Such deferred compensation plan provides that the payments made to Management Committee members under the IC Plan are deferred and will be made as described below.

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

Beginning with the 2015 Plan year, the C&HR Committee approved changes to the payment of the deferral amount as follows:

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

The first deferred payment affected by this change was under the 2015 IC Plan and the first deferred installment in 2016.

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

B. Retirement Benefits

Introduction

There were elements of the Bank’s total compensation program in 2016 intended to help encourage the accumulation of wealth by consistent and superior results from qualified employees, including NEOs, over a long period of time.

These benefits (in addition to the Health and Welfare Programs and Other Benefits noted in Section IV C below) were part of our strategy to compete for and retain talent that might otherwise be lured away from the Bank by competing financial enterprises who offer their employees long-term incentives and equity-sharing opportunities- forms of compensation that we do not offer.

Thrift Restoration Plan

Starting in 2010, the Board approved the establishment of a Thrift Restoration Plan for certain members of former nonqualified plans.  Former participants of a terminated Nonqualified Deferred Compensation Plan program, who would have been otherwise eligible for a match in the amount of 6% of base pay in excess of IRS limitations ($265,000 for 2015), will continue to receive an additional annual cash payment in an amount equal to 6% of the base pay in excess of the IRS limitation.  The Thrift Restoration Plan ceased as of January 1, 2017 due to the approval of the DC BEP effective as of January 1, 2017 as described below.

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

1. DB Plan

The DB Plan is an IRS-qualified defined benefit plan which covers all employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Pentegra Retirement Services.

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

The table below summarizes the DB Plan changes affecting the Non-Grandfathered employees that went into effect on July 1, 2008 and July 1, 2014:

DEFINED BENEFIT PLAN PROVISIONS	GRANDFATHERED EMPLOYEES	NON- GRANDFATHERED EMPLOYEES	PARTICIPANTS HIRED ON OR AFTER JULY 1, 2014

Benefit Multiplier	2.5%	2.0%	1.5%

Final Average Pay Period	High 3-Year	High 5-Year	High 5-Year

Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity	Life Annuity

Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None	None

Early Retirement Subsidy<65:

a) Rule of 70	1.5% Per Year	3% Per Year	3% Per Year

b) Rule of 70 Not Met	3% Per Year	Actuarial Equivalent	Actuarial Equivalent

*Vesting	20% Per Year Commencing Second Year of Employment	5-Year Cliff	5-Year Cliff

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

Early Retirement Subsidy — Early retirement under the plan is available after age 45.

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

Earnings under the DB Plan for Grandfathered and Non-Grandfathered Employees continue to be defined as base salary plus short-term incentives, and overtime, subject to the annual Internal Revenue Code (“IRC”) limit. The IRC limit on earnings for calculation of the DB Plan benefit for 2016 was $265,000.

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

2. DB BEP

Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years and who are also approved for inclusion by the Bank’s Nonqualified Plan Committee are eligible to participate in the DB BEP, a non-qualified retirement plan that in many respects mirrors the DB Plan with the exception of the DB Plan changes implemented effective July 1, 2014.

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

The DB BEP is an unfunded arrangement.  However, the Bank has established a grantor trust to assist in financing the payment of benefits under this plan as well as the DC BEP and the NDICP. The Bank’s practice is to maintain assets in the grantor trust at a level up to the Accumulated Benefit Obligation for the DB BEP, the DC BEP and the NDICP; the financing levels are reviewed annually.

The Nonqualified Plan Committee administers various oversight responsibilities pertaining to the DB BEP. These matters include, but are not limited to, approving employees as participants of the DB BEP and adopting any amendment or taking any other action which may be appropriate to facilitate the DB BEP. The Nonqualified Plan Committee is chaired by the Chair of the C&HR Committee; other members include a Board Director who is a member of the C&HR Committee, our Chief Financial Officer, and the Director of Human Resources. The Nonqualified Plan Committee reports its actions to the C&HR Committee by submitting its meeting minutes to the C&HR Committee on a regular basis.

3. DC Plan

Employees who have met certain eligibility requirements can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month following three full calendar months of employment.

An employee may contribute 1% to 100% of base salary into the DC Plan, up to IRC limitations. The IRC limit for 2016 was $18,000 for employees under the age of 50. An additional “catch up” contribution of $6,000 is permitted under IRC rules for employees who attain age 50 before the end of the calendar year.

Effective July 1, 2014, there is no waiting period for new employees to receive the match of 6%.  If an employee contributes at least 4% of base salary, the Bank provides the maximum employer match of 6% of elective contributions upon plan entry.   If an employee contributes less than 4% of base salary, the Bank will match at a rate of 150% of elective contributions.  Contributions of less than 2% of base salary receive a match of 2% of the employee’s base salary or $34.61 per pay period (whichever is less).

4. DC BEP

On November 17, 2016, the Board approved and authorized the implementation of the Amended and Restated Supplemental Executive Retirement Defined Benefit & Defined Contribution Benefit Equalization Plan, effective as of January 1, 2017 (the “Amended and Restated BEP”), and the separate NDICP, also effective as of January 1, 2017.  On December 5, 2016 the Bank’s primary regulator, the Federal Housing Finance Agency, informed the Bank that it had no objection to the Bank’s adoption and implementation of the Amended and Restated BEP and the NDICP which is discussed immediately following.

Employees at the rank of Vice President and above who exceed income limitations established by the IRC for three out of five consecutive years, and who contribute to their qualified DC Plan up to the IRC Limits, are eligible to participate in the DC BEP.  Effective January 1, 2017, qualified employees may elect to defer up to 19% of the employee’s base salary (less the amount of salary deferrals allowed under the DC Plan pursuant to the IRS Limits).

Similar to the qualified DC Plan, the Bank will make a matching contribution each plan year of 6% on the first 4% of elective deferrals made under the DC BEP.  If an employee elects to defer less than 4% of base salary, the Bank will match at a rate of 150% of elective deferred contributions.  All deferred monies will be the property of the Bank until distribution to the employee and thus subject to claims of Bank creditors until distribution.

Amounts deferred and contributed as matching contributions under the DC BEP shall be credited to the participant’s DC BEP account.  Participants may choose to invest their DC BEP funds within a menu of investment options.

5. NDICP

The NDICP, which became effective on January 1, 2017, will allow employees serving at the rank of a Vice President or above to elect to defer all or a portion of the employee’s annual incentive compensation that is paid to the employee under the terms of any Board-approved IC Plan or deferred portion of such IC Plan. The Bank does not provide a match on these deferrals.  All deferred monies will be the property of the Bank until distribution to the employee and thus subject to claims of Bank creditors until distribution.

Amounts deferred and contributed under the NDICP shall be credited to the participant’s NDICP account.  Participants may choose to invest their NDICP funds within a menu of investment options.

C. Health and Welfare Programs and Other Benefits

In addition to the foregoing, we offer a comprehensive benefits package for all regular employees (including NEOs) which include the following significant benefits:

Medical and Dental

Employees can choose preferred provider, open access or managed care medical plans. All types of medical coverage include a prescription benefit. Dental plan choices include preferred provider or managed care. Employees contribute to cover a portion of the costs for these benefits.  Effective January 1, 2015, the medical plans were replaced with a HDHP which includes a Health Savings Account HSA which are discussed in Section I above.  In order for the healthcare plan to be eligible for an HSA account, the IRS requires that plan deductibles and maximum out-of-pocket limits be increased and pharmacy benefits be paid only after the deductible is met.  The Bank established, and contributed to, employee HSA accounts on January 1, 2015 to offset costs associated with these changes.

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

Effective January 1, 2015, for all other employees, the Plan premium-payment requirements beginning at age 62 were changed.  From age 62 until the retiree or a covered dependent of the retiree becomes Medicare-eligible (usually at age 65 or earlier, if disabled), we contribute $26.87 per month toward the premium of a Non-

Grandfathered retiree multiplied by the number of years of service earned by the retiree after age 45 and by the number of individuals (including the retiree, the retiree’s spouse, and each other dependent of the retiree) covered under the Plan.

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

Perquisites

Perquisites represent expenditures totaling less than $10,000 for the year 2016 per NEO.

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

(v) are unable to perform his/her duties in a satisfactory manner and is warranted that the employee would not be discharged for cause; or

(vi) had their employment terminated as a result of a change in control (however, in the event of a change in control that affects the Bank President, the other Bank NEOs, and the Chief Audit Officer, provisions contained in separate Executive Change in Control Agreements shall govern; see below for more information).

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

VI. Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation

The Committee believes it has developed a unified, coherent system of compensation. Please refer to the Introduction section under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2016, and they are discussed in detail in Section IV above.

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

COMPENSATION COMMITTEE REPORT

The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2016.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

C. Cathleen Raffaeli, Chair
DeForest B. Soaries, Jr., Vice Chair
James W. Fulmer
Gerald H. Lipkin
Christopher P. Martin
David J. Nasca
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

Compensation Committee Interlocks and Insider Participation

The following persons served on the C&HR Committee during all or some of the period from January 1, 2016 through the date of this annual report on Form 10-K: DeForest B. Soaries, Jr., James W. Fulmer, Gerald H. Lipkin, Christopher P. Martin, David J. Nasca, Vincent F. Palagiano, C. Cathleen Raffaeli and Monte N. Redman. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the board of directors or compensation committee of any other company, nor did any such interlocking relationship existed in the past.  Further, no member of the C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee, or was formerly an officer or our employee before becoming a member of the Committee.

The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years 2016, 2015 and 2014 (in dollars):

Summary Compensation Table for Calendar Years 2016, 2015 and 2014

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred	All Other
						Incentive	Compensation	Compensation
						Plan	(b,c)	(d, e, f, g, h, i, j, k, l)
		Salary		Stock	Option	Compensation	(2, 3)	(4, 5, 6, 7, 8, 9, 10)	Total
Name and Principal Position	Year	(m) (11) (K)	Bonus	Awards	Awards	(a) (1) (A)	(B, C)	(D, E, F, G, H, I, J)	(n)

José R. González	2016	$791,779	—	—	—	$781,402	$72,000	$45,954	$1,691,135
President &	2015	$729,750	—	—	—	$677,021	$60,000	$97,968	$1,564,739
Chief Executive Officer (PEO)	2014	$700,000	—	—	—	$428,212	$50,000	$89,821	$1,268,033

Kevin M. Neylan	2016	$469,492	—	—	—	$347,149	$627,000	$64,267	$1,507,908
Senior Vice President,	2015	$419,190	—	—	—	$282,548	$192,000	$77,460	$971,198
Chief Financial Officer (PFO)	2014	$405,995	—	—	—	$203,348	$815,000	$71,958	$1,496,301

John F. Edelen*	2016	$215,562	—	—	—	$16,639	$1,522,000	$547,712	$2,301,913
Former Senior Vice President,	2015	$377,669	—	—	—	$257,779	$75,000	$98,216	$808,664
Chief Risk Officer	2014	$368,458	—	—	—	$193,805	$746,000	$96,044	$1,404,307

G. Robert Fusco**	2016	$386,097	—	—	—	$284,905	$617,000	$84,665	$1,372,667
Senior Vice President,	2015	$324,451	—	—	—	$200,800	$37,000	$101,453	$663,704
CIO & Head of Enterprise Services	2014	$314,238	—	—	—	$157,964	$1,000,000	$104,113	$1,576,315

Paul B. Héroux	2016	$400,054	—	—	—	$296,968	$574,000	$110,357	$1,381,379
Senior Vice President,	2015	$377,410	—	—	—	$255,053	—	$113,262	$745,725
Chief Banking Operations Officer	2014	$365,530	—	—	—	$183,747	$1,270,000	$120,314	$1,939,591

Phillip A. Scott	2016	$382,038	—	—	—	$272,474	$283,000	$48,972	$986,484
Senior Vice President,	2015	$370,013	—	—	—	$231,060	$126,000	$58,547	$785,620
Chief Capital Markets Officer

Footnotes for Summary Compensation Table for the Year Ending December 31, 2016

(a)             Bonuses are not provided by the Bank. However, the non-equity incentive plan compensation in the above table may be considered by some to be deemed a “bonus”.  For 2016, the reported amount here is the sum of: (i) the 2016 Total Communicated Award and (ii) the adjustment to the third Deferred Incentive Award installment from the 2013 Plan based on the results of the Performance Scorecard and (iii) the adjustment to the second Deferred Incentive Award installment from the 2014 Plan based on the results of the Performance Scorecard and (iv) the adjustment to the first Deferred Incentive Award installment from the 2015 Plan based on the results of the Performance Scorecard. (Section IV. A.2 of the Compensation Discussion and Analysis, at “Deferred Portion of Incentive Compensation Plan”, provides further details).  For each NEO, the amounts awarded are:

J. González — (i) $753,741, (ii) $3,563, (iii) $17,694 and (iv) $6,405

K. Neylan — (i) $329,565, (ii) $7,215, (iii) $7,836 and (iv) $2,534

J. Edelen — (ii) $6,871, (iii) $7,466 and (iv) $ $2,302

G. Robert Fusco — (i) $271,024, (ii) $5,855, (iii) $6,065 and (iv) $1,961

P. Héroux — (i) $280,822, (ii) $6,810, (iii) $7,055 and (iv) $2,281

P. Scott — (i) $268,175, (iii) $2,062 and (iv) $2,237

(b)     Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions based on actuarial assumptions:

J. González — $72,000

K. Neylan — $179,000

J. Edelen — $666,000

G. Robert Fusco — $218,000

P. Héroux — $185,000

P. Scott — $97,000

(c)              Change in Pension Value for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan based on actuarial assumptions:

J. González — n/a

K. Neylan — $448,000

J. Edelen — $856,000

G. Robert Fusco — $399,000

P. Héroux — $389,000

P. Scott — $186,000

(d)             For all NEOs, includes these items for all employees: amount of funds matched in connection with the Pentegra Defined Contribution Plan for Financial Institutions, payment of group term life insurance premium, payment of long term disability insurance premium and payment of employee assistance program premium.  Cost of health insurance premiums, dental insurance premiums, and vision insurance premiums are shared between the Bank and employees:

(e)              For J. González, P. Héroux, and K. Neylan, includes payment of this item: officer physical examination.

(f)               For P. Héroux, includes payment of this item: payment of term life insurance premium.

(g)             For P. Héroux, K. Neylan, and P. Scott, includes payment of this item: fitness center reimbursement.

(h)             For P. Héroux and K. Neylan, includes payment for the replacement plan for the Nonqualified Defined Contribution Portion of the BEP.

(i)               For G. Robert Fusco, $42,020, P. Héroux, $48,879 and J. Edelen, $49,070, includes payment for the replacement plan for the Nonqualified Profit Sharing Plan.

(j)               For J. Edelen, $416,279, includes payment for severance.

(k)              For J. Edelen, $38,800, includes payment for consulting agreement fees.

(l)               For J. Edelen, $16,000, reflects value of outplacement services.

(m)           Figures represent salaries approved by our Board of Directors for the year 2016.

(n)             For each NEO, the total compensation excluding the Change in Pension Value for the Pentegra Defined Benefit Plan for Financial Institutions and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan based on actuarial assumptions are:

J. González — $1,619,135

K. Neylan — $880,908

J. Edelen — $779,913

G. Robert Fusco — $755,667

P. Héroux — $807,379

P. Scott — $703,484

*J. Edelen, who held the CRO position, left the Bank on July 8, 2016. His Board-approved annual salary was $387,111; the salary actually paid was $215,562.

** G. Robert Fusco returned as an NEO in 2016.

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

(5)             For J. Edelen and K. Neylan, includes payment of this item: officer physical examination.

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

* J. González became CEO on April 2, 2014.

** P. Scott is a new NEO in 2015.

***G. Fusco was not an NEO in 2015.  Therefore, footnotes regarding 2015 compensation were not included in that year’s report.

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

*J. González became CEO in April 2, 2014.

***** G. Fusco is a new NEO in 2014.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the calendar year 2016 (in whole dollars):

Grants of Plan-Based Awards for Calendar Year 2016

Grants of Plan-Based Awards for Fiscal Year 2016

								All Other	All Other	Exercise	Grant
								Stock	Option	or	Date
								Awards:	Awards:	Base	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	of Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Option	and Option
	Grant	Plan Awards (2) (3)			Plan Awards			Stock	Underlying	Awards	Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)

José R. González	1/27/2016	$415,684	$593,834	$771,984	—	—	—	—	—	—	—

Kevin M. Neylan	1/27/2016	$150,238	$234,747	$340,382	—	—	—	—	—	—	—

John F. Edelen	1/27/2016	$123,876	$193,556	$280,656	—	—	—	—	—	—	—

G. Robert Fusco	1/27/2016	$123,551	$193,049	$279,920	—	—	—	—	—	—	—

Paul B. Héroux	1/27/2016	$128,018	$200,027	$290,039	—	—	—	—	—	—	—

Philip A. Scott	1/27/2016	$122,252	$191,019	$276,978	—	—	—	—	—	—	—

(1)              On this date, the Board of Directors’ C&HR Committee approved the 2016 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.

(2)              Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets Requirements” category for the NEO with respect to their individual performance.

(3)              Amounts represent potential awards under the 2016 Incentive Plan.

Incentive Compensation Plan Opportunity Table for Calendar Year 2016

The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bankwide goal results (in dollars):

		Bankwide Component			Individual
		(90% of Opportunity)			Component
	2016	(1)			(10% of	Actual Result
	Annual Salary	Threshold	Target	Maximum	Opportunity)	(2)
								Total	Current
					Individual	Bankwide	Individual	Communicated	Communicated
					Performance	Component	Component	Award	Incentive Award
		Bank Performance			at Target	(3)	(4)	(5)	(6)
President		50%	75%	100%	75%
José R. González	$791,779	$356,301	$534,451	$712,601	$59,383	$694,358	$59,383	$753,741	$376,871
President & Chief Executive Officer

		30%	50%	75%	50%

Other NEOs

Kevin M. Neylan	$469,492	$126,763	$211,272	$316,907	$23,475	$306,090	$23,475	$329,565	$164,782
Senior Vice President, Chief Financial Officer

John F. Edelen*	$215,562	—	—	—	—	—	—	—	—
Former Senior Vice President, Chief Risk Officer

G. Robert Fusco	$386,097	$104,246	$173,744	$260,615	$19,305	$251,719	$19,305	$271,024	$135,512
Senior Vice President, CIO and Head of Enterprise Services

Paul B. Héroux	$400,054	$108,015	$180,024	$270,036	$20,003	$260,819	$20,003	$280,822	$140,411
Senior Vice President, Chief Banking Operations Officer

Philip A. Scott	$382,038	$103,150	$171,917	$257,876	$19,102	$249,073	$19,102	$268,175	$134,088
Senior Vice President & Chief Capital Markets Officer

(1)              Each NEO’s Incentive Compensation is made up of two components: Bankwide goals (90%) and Individual Performance (10%).

(2)              Overall weighted average result for Bankwide goals was 89.8% above target; for the Risk Management Group it was 89.8% above target. Payments are interpolated between the target and maximum amounts.

(3)              The Bankwide component is calculated as follows:  Annual Salary multiplied by Bankwide component Percentage multiplied by Target percentage multiplied by (1 plus the overall weighted average results [89.8% as mentioned in note 2 above]).

(4)              Individual component is calculated as follows: Annual Salary multiplied by Individual Component multiplied by Target percentage. (When participants receive an Individual Component award, the award amount is at Target.)

(5)              There may be small differences in the calculated payout amounts due to rounding.

(6)              The Bank established a deferred compensation component for the Incentive Compensation Plan starting in 2012.  The amount represented here is the Current Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout received by the NEO in 2017 for performance in 2016. [Refer to Section IV.A.2 (Required Deferral of IC Plan Awards for MC Members) of this Compensation Discussion and Analysis for further details].

* John Edelen, who held the CRO position, left the Bank on July 8, 2016.

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

An additional benefit offered to all officers who are at Vice President rank or above, is a physical examination every 18 months.

The annual base salaries for the NEOs are as follows (in whole dollars):

	2017	2016
	(1)	(2)

José R. González	$875,000	$791,779
Kevin M. Neylan	$484,751	$469,492
John F. Edelen*	—	$387,111
G. Robert Fusco	$398,645	$386,097
Paul B. Héroux	$410,055	$400,054
Philip A. Scott	$394,454	$382,038

The 2017 increases in the base salaries of the NEOs from 2016 were based on their 2016 performance.

(1)         Figures represent salaries approved by our Board of Directors for the year 2017.

(2)         Figures represent salaries approved by our Board of Directors for the year 2016.

* John Edelen, who held the CRO position, left the Bank on July 8, 2016.

A performance-based merit increase program exists for all employees, including NEOs that have a direct impact on base pay. Generally, employees receive merit increases on an annual basis. Such merit increases are based upon the attainment of a performance rating of “Outstanding,” “Exceeds Requirements,” or “Meets Requirements” achieved on individual performance evaluations. Merit guidelines are determined each year and distributed to managers. These guidelines establish the maximum merit increase percentage permissible for employee performance during that year. In November of 2016, the C&HR Committee determined that merit-related officer base pay increases for 2017 would be 2.50% for officers rated ‘Meets Requirements’; 3.25% for officers rated ‘Exceeds Requirements’; and 4.25% for officers rated ‘Outstanding’ for their performance in 2016.

Short-Term Incentive Compensation Plan (“Incentive Plan”)

Refer to section IV.A.2 (Cash Compensation; Incentive Plan —Deferred Portion of Incentive Compensation Plan) of this Compensation Discussion and Analysis for further details.

Qualified Defined Contribution Plan

Employees who have met the eligibility requirements contained in the Pentegra Qualified Defined Contribution Plan for Financial Institutions (“DC Plan”) can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month following three full calendar months of employment.  Refer to section IV.B.3 (DC Plan) of this Compensation Discussion and Analysis for further details.

OUTSTANDING EQUITY AWARDS AT CALENDAR YEAR-END
AND OPTION EXERCISES AND STOCK VESTED

The tables disclosing (i) outstanding option and stock awards and (ii) exercises of stock options and vesting of restricted stock for NEOs are omitted because all employees are prohibited by law from holding capital stock issued by a Federal Home Loan Bank. As such, these tables are not applicable.

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the NEO, the number of years of service credited to each such person, and payments during the last Calendar year (if any) to each such person, under the Pentegra Defined Benefit Plan for Financial Institutions and the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan (amounts in whole dollars) (refer to sections IV.B.1and 2 of the Compensation Discussion and Analysis for further details about these plans):

	Pension Benefits
		Number of	Present Value	Payment During
	Plan	Years Credited	of Accumulated	Last
Name	Name	Service [1]	Benefit [2]	Fiscal Year

José R. González	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	2.83	$182,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	—	—	—

Kevin M. Neylan	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	15.33	$1,279,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	15.33	$1,926,000	—

John F. Edelen*	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	18.83	$1,627,000	$19,000
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	18.83	$1,914,000	$29,000

G. Robert Fusco	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	29.42	$2,071,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	29.42	$1,871,000	—

Paul B. Héroux	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	30.00	$2,065,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	30.00	$2,738,000	—

Philip A. Scott	Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan	10.00	$577,000	—
	Nonqualified Defined Benefit Portion of the Benefit Equalization Plan	10.00	$379,000	—

(1) Number of years of credited service pertains to eligibility/participation in the qualified plan. Years of credited service for the Nonqualified Defined Benefit Portion of the Benefit Equalization Plan are the same as for the Pentegra Defined Benefit Plan for Financial Institutions Qualified Plan.

(2) As of 12/31/16.

*John Edelen, who held the CRO position, left the Bank on July 8, 2016 and elected to begin receiving a distribution from the qualified defined benefit plan and the nonqualified defined benefit plan in 2016.  The amounts listed under “Payment During Last Fiscal Year” is the total amount of distribution Mr. Edelen received in 2016.

DISCLOSURE REGARDING TERMINATION AND CHANGE IN CONTROL PROVISIONS

Severance Plan

The Bank has a formal Board-approved Severance Plan available to all Bank employees who work twenty or more hours a week and have at least one year of employment.  (Refer to Section IV.D.1 of the Compensation Discussion and Analysis, “Severance Plan”, for further details.)

The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2016 for reasons other than a change in control (for example, a reduction in force) (amounts in whole dollars):

	Number of Weeks Used to	2016 Annual	Severance Amount
	Calculate Severance Amount	Base Salary	Based on Years of Service*

José R. González	12	$791,779	$182,718
Kevin M. Neylan	36	$469,492	$325,033
John F. Edelen**	36	$387,111	$268,000
G. Robert Fusco	36	$386,097	$267,298
Paul B. Héroux	36	$400,054	$276,960
Philip A. Scott	36	$382,038	$264,488

* Additionally, under the Bank’s Severance Plan, the Bank, in its discretion, may provide a payment to be used in connection with health insurance replacement costs.

**John Edelen who held the CRO position, left the Bank on July 8, 2016.  His total severance amount paid included 52 weeks of salary ($387,111) and health insurance replacement costs ($29,168).  Refer to section IV.D.1 of this Compensation Discussion and Analysis, “Severance Plan”, for further details.

Executive Change in Control Agreements

Executive Change in Control Agreements (“CIC Agreements”) were executed in January 2016 between the FHLBNY and each of the members of the Management Committee, including the CEO and the other Named Executive Officers, which, as more fully described below, would provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a “change in control” of FHLBNY.

The following table describes estimated severance and benefit payout information under the CIC Agreements for each NEO assuming that a “change in control” would have occurred on December 31, 2016.  (Refer to section IV.D.2 of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details).

Provision	José González	Kevin Neylan	John Edelen*	Paul Héroux	Phillip Scott	Gaetano Fusco
Amount equal to the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. González, and 1.5 for Messrs. Neylan, Edelen, Héroux, Scott, and Fusco	$2,211,072	$646,265	$588,484	$570,922	$537,625	$531,075
Amount equal to the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY’s Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. González, and 1.5 for Messrs. Neylan, Edelen, Héroux , Scott, and Fusco	$1,960,737	$389,150	$353,551	$350,364	$343,497	$301,201
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date	$25,751	$29,168	$29,168	$29,168	$29,052	$19,333
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses	$15,000	$15,000	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services	$15,000	$15,000	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY non-qualified Benefit Equalization Plan (“BEP”) of three (3) years for Mr. González and one and one-half (1.5) years for Messrs. Neylan, Edelen, Héroux, Scott and Fusco	$919,913	$341,033	$255,281	$389,719	$147,444	$228,318
Additional age and service credits under the FHLBNY qualified defined contribution plan of three (3) years for Mr. González and one and one-half (1.5) years for Messrs. Neylan, Edelen, Héroux, Scott, and Fusco	$47,700	$23,850	$23,850	$23,850	$23,850	$23,850
Total value of contract	$5,195,173	$1,459,466	$1,280,334	$1,394,023	$1,111,468	$1,133,777

Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section IV.A.2 of this Compensation Discussion and Analysis, “Deferred Portion of Incentive Compensation Plan”).

*John Edelen, who held the CRO position, left the Bank on July 8, 2016.  The numbers reflect what he would have received had he remained employed through December 31, 2016.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2016 (whole dollars):

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive Plan	Deferred Compensation	Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael M. Horn	$130,000	$—	$—	$—	$—	$—	$130,000
James W. Fulmer	105,000	—	—	—	—	—	105,000
John R. Buran	105,000	—	—	—	—	—	105,000
Kevin Cummings	95,000	—	—	—	—	—	95,000
Anne Evans Estabrook	95,000	—	—	—	—	—	95,000
Jay M. Ford	105,000	—	—	—	—	—	105,000
Caren S. Franzini	95,000	—	—	—	—	—	95,000
Thomas L. Hoy	105,000	—	—	—	—	—	105,000
Gerald H. Lipkin	95,000	—	—	—	—	—	95,000
Christopher P. Martin	95,000	—	—	—	—	—	95,000
Richard S. Mroz (a)	—	—	—	—	—	—	—
David J. Nasca	95,000	—	—	—	—	—	95,000
Vincent F. Palagiano	95,000	—	—	—	—	—	95,000
C. Cathleen Raffaeli	105,000	—	—	—	—	—	105,000
Monte N. Redman	95,000	—	—	—	—	—	95,000
Edwin C. Reed	105,000	—	—	—	—	—	105,000
DeForest B. Soaries, Jr.	95,000	—	—	—	—	—	95,000
Larry E. Thompson	95,000	—	—	—	—	—	95,000
Carlos J. Vázquez	91,875	—	—	—	—	—	91,875
Total Fees	$1,801,875	$—	$—	$—	$—	$—	$1,801,875

(a) Director Mroz elected to not receive compensation for his Board service in 2016.

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

In September 2015, the Board again reviewed the matter of director compensation, and took into consideration recommendations contained in a director compensation survey performed earlier in the year by McLagan.  The Board determined that an adjustment to Director compensation limits in 2016 in the amount of $15,000 per Director was appropriate given the FHLBNY’s continued performance.  The Board noted that the increases were generally at the low end of the ranges suggested by McLagan’s study, and that the comparators used in the study appeared appropriate. In September 2016, the Board determined that the 2016 director compensation structure continued to remain appropriate and did not require adjustment for 2017.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2016. Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2017.

Director Fees — 2016 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)(a)
Chairman	$15,000
Vice Chairman	$13,125
Committee Chair (b)	$13,125
All Other Directors	$11,875

Director Annual Compensation Limits — 2016 (in whole dollars)

Position	Annual Limit
Chairman	$120,000	(c)
Vice Chairman	$105,000
Committee Chair	$105,000
All Other Directors	$95,000

Director Fees — 2017 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears)(a)
Chairman	$15,000
Vice Chairman	$13,125
Committee Chair (b)	$13,125
All Other Directors	$11,875

Director Annual Compensation Limits — 2017 (in whole dollars)

Position	Annual Limit
Chairman	$120,000	(c)
Vice Chairman	$105,000
Committee Chair	$105,000
All Other Directors	$95,000

(a)         The numbers in this column represent payments for each of eight meetings attended.

(b)         A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee.  In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.

(c)          The Chairman also receives an additional fee of $10,000 (payable in the amount of $2,500 per quarter) for service as the Chair of the Council of Federal Home Loan Banks.

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

•                  Federal Home Loan Bank System director orientation meetings

•                  Meetings of the Council of Federal Home Loan Banks and Council committees

•                  Attendance at other events on behalf of the Bank with prior approval of the Board of Directors

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

FHLBNY stock can only be held by member financial institutions.  No person, including directors and executive officers of the FHLBNY, may own our capital stock.  As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance.  The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 28, 2017 and December 31, 2016:

		Number	Percent
	February 28, 2017	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	15,641	25.75%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,481	12.32
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	5,656	9.31
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	159	0.26
		5,815	9.57

		28,937	47.64%

		Number	Percent
	December 31, 2016	of Shares	of Total
Name of Beneficial Owner	Principal Executive Office Address	Owned	Capital Stock
Citibank, N.A.	399 Park Avenue, New York, NY 10043	17,666	27.87%
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY 10166	7,481	11.80
New York Community Bancorp, Inc.:
New York Community Bank	615 Merrick Avenue, Westbury, NY 11590	5,745	9.06
New York Commercial Bank	615 Merrick Avenue, Westbury, NY 11590	164	0.26
		5,909	9.32
HSBC Bank USA, National Association	1800 Tysons Boulevard, McLean, VA 22102	3,376	5.33

		34,432	54.32%

				Number	Percent
				of Shares	of Total
Name	Director	City	State	Owned	Capital Stock

Investors Bank	Kevin Cummings	Short Hills	NJ	2,378	3.75%
Astoria Bank	Monte N. Redman	Lake Success	NY	1,248	1.97
Valley National Bank	Gerald H. Lipkin	Wayne	NJ	1,014	1.60
The Provident Bank	Christopher P. Martin	Iselin	NJ	753	1.19
Flushing Bank	John R. Buran	Uniondale	NY	592	0.93
The Dime Community Bank	Vincent F. Palagiano	Brooklyn	NY	444	0.70
Banco Popular de Puerto Rico	Carlos J. Vazquez	San Juan	PR	323	0.51
Banco Popular North America	Carlos J. Vazquez	San Juan	PR	257	0.41
Glens Falls National Bank & Trust Company	Thomas L. Hoy	Glens Falls	NY	85	0.13
The Bank of Castile	James W. Fulmer	Batavia	NY	72	0.11
Crest Savings Bank	Jay M. Ford	Wildwood	NJ	28	0.04
Evans Bank, N.A	David J. Nasca	Hamburg	NY	22	0.03
				7,216	11.37%

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

Director Independence

In General

During the period from January 1, 2016 through and including the date of this annual report on Form 10-K, the Bank had a total of 20 directors serving on its Board, 12 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 8 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members).  All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers.  Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank.  In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards.  First, Federal Housing Finance Agency (“Finance Agency”) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of Directors.  Second, the Securities and Exchange Commission’s (“SEC”) regulations require that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment.  Under Finance Agency regulations, disqualifying relationships can include, but are not limited to: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer.  The Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee.  From January 1, 2016 through and including the date of this Annual Report on Form 10-K, all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.

NYSE Rules Regarding Independence

In addition, pursuant to SEC regulations, the Board has adopted the independence standards of the New York Stock Exchange (“NYSE”) to determine which of its directors are independent and which members of its Audit Committee are not independent.

After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2016 through and including the date of this annual report on Form 10-K (i.e., Anne Evans Estabrook, Caren Franzini, Michael M. Horn, Richard S. Mroz, C. Cathleen Raffaeli, Edwin C. Reed, DeForest B. Soaries, Jr., and Larry E. Thompson) were independent.

Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., John R. Buran, Kevin Cummings, Jay M. Ford, James W. Fulmer, Thomas L. Hoy, Gerald H. Lipkin, Kenneth J. Mahon, Christopher P. Martin, David J. Nasca, Vincent F. Palagiano, Monte N. Redman, and Carlos J. Vázquez) were independent under the NYSE independence standards.

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

The Board has a standing Audit Committee.  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2016 through and including the date of this annual report on Form 10-K (Kevin Cummings, Jay M. Ford, James W. Fulmer, Thomas L. Hoy, and Monte N. Redman) were independent under the NYSE standards for such committee members.  The Board also determined that the Independent Directors who served as members of the Board’s Audit Committee during the period from January 1, 2016 through and including the date of this annual report on Form 10-K (Caren Franzini and Larry E. Thompson) were independent under the NYSE independence standards for such committee members.

The Board also has a standing Compensation & Human Resources Committee (“C&HRC”).  For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from January 1, 2016 through and including the date of this annual report on Form 10-K (James W. Fulmer, Gerald H. Lipkin, Christopher P. Martin, Vincent F. Palagiano, David J. Nasca, and Monte N. Redman) were independent under the NYSE standards for such committee members.  The Board also determined that the Independent Directors who served as members of the Board’s C&HRC during the period from January 1, 2016 through and including the date of this annual report on Form 10-K (C. Cathleen Raffaeli and DeForest B. Soaries, Jr.) were independent under the NYSE independence standards for such committee members.

Item 14.         Principal Accounting Fees and Services.

The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), during years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years ended December 31,
	2016 (a)	2015 (a)	2014 (a)

Audit Fees and Expenses	$859	$836	$855
Audit-related Fees	261	189	116
Tax Fees	26	3	6
All Other Fees	10	23	3
Total	$1,156	$1,051	$980

(a)         The amounts in the table do not include the assessment from the Office of Finance (“OF”) for the Bank’s share of the audit fees of approximately $58 thousand, $55 thousand and $59 thousand for 2016, 2015 and 2014, incurred in connection with the audit of the combined financial statements published by the OF.

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

3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form	Date Filed

3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	2/24/2016
4.01	Amended and Restated Capital Plan of the Bank		8-K	7/2/2014
10.01	Bank 2015 Incentive Compensation Plan (a)		10-Q	5/8/2015
10.02	Bank 2016 Incentive Compensation Plan (a)		10-K	3/21/2016
10.03	Bank 2017 Incentive Compensation Plan (a)	X
10.04	2015 Director Compensation Policy (a)		10-K	3/23/2015
10.05	2016 Director Compensation Policy (a)		10-K	3/21/16
10.06	2017 Director Compensation Policy(a)	X
10.07	Bank Amended and Restated Severance Pay Plan (2015) (a)		10-K	3/21/2016
10.08	Bank Amended and Restated Severance Pay Plan (2016) (a)	X
10.09	Qualified Defined Benefit Plan (a)		10-K	3/25/2013
10.10	Qualified Defined Contribution Plan (a)		10-K	3/25/2013
10.11	Bank Amended and Restated Benefit Equalization Plan (2016) (a)		10-K	3/21/2016
10.12	Bank Amended And Restated Supplemental Executive Retirement Defined Benefit & Defined Contribution Benefit Equalization Plan (2017)		8-K	12/9/2016
10.13	Nonqualified Deferred Incentive Compensation Plan (2017) (a)		8-K	12/9/2016
10.14	Thrift Restoration Plan (a)		10-Q	8/12/2010
10.15	Bank Amended and Restated Bank Profit Sharing Plan (a)		10-K	3/25/2013
10.16	Compensatory Arrangements for Named Executive Officers (a)	X
10.17	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Agreement (2017)	X
10.18	Form of Executive Change in Control Agreement between the Bank and each of the CEO and the other members of the Bank’s Management Committee (a)		10-K	3/21/16
10.19	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	8/5/2011
12.01	Computation of Ratio of Earnings to Fixed Charges	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date:  March 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ José R. González	President and Chief Executive Officer	March 21, 2017
José R. González
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief	March 21, 2017
Kevin M. Neylan	Financial Officer
(Principal Financial Officer)

/s/ Backer Ali	Vice President, Chief Accounting	March 21, 2017
Backer Ali	Officer and Controller
(Principal Accounting Officer)

/s/ Michael M. Horn	Chairman of the Board of Directors	March 21, 2017
Michael M. Horn

/s/ James W. Fulmer	Vice Chairman of the Board of	March 21, 2017
James W. Fulmer	Directors

/s/ John R. Buran	Director	March 21, 2017
John R. Buran

/s/ Kevin Cummings	Director	March 21, 2017
Kevin Cummings

/s/ Anne Evans Estabrook	Director	March 21, 2017
Anne Evans Estabrook

/s/ Jay M. Ford	Director	March 21, 2017
Jay M. Ford

/s/ Thomas L. Hoy	Director	March 21, 2017
Thomas L. Hoy

/s/ Gerald H. Lipkin	Director	March 21, 2017
Gerald H. Lipkin

/s/ Kenneth J. Mahon	Director	March 21, 2017
Kenneth J. Mahon

/s/ Christopher P. Martin	Director	March 21, 2017
Christopher P. Martin

/s/ Richard S. Mroz	Director	March 21, 2017
Richard S. Mroz

/s/ David J. Nasca	Director	March 21, 2017
David J. Nasca

/s/ C. Cathleen Raffaeli	Director	March 21, 2017
C. Cathleen Raffaeli

/s/ Monte N. Redman	Director	March 21, 2017
Monte N. Redman

/s/ Edwin C. Reed	Director	March 21, 2017
Edwin C. Reed

/s/ DeForest B. Soaries, Jr.	Director	March 21, 2017
DeForest B. Soaries, Jr.

/s/ Larry E. Thompson	Director	March 21, 2017
Larry E. Thompson

/s/ Carlos J. Vázquez	Director	March 21, 2017
Carlos J. Vázquez