Form 10-Q
period 2017-03-31
Federal Home Loan Bank of New York
filed 2017-05-11
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of April 30, 2017 was 62,636,679.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks (Note 3)	$140,614	$151,769
Securities purchased under agreements to resell (Note 4)	6,610,000	7,150,000
Federal funds sold (Note 4)	12,808,000	6,683,000
Trading securities (Note 5)	30,927	131,151
Available-for-sale securities, net of unrealized gains of $6,928 at March 31, 2017 and $4,224 at December 31, 2016 (Note 6)	665,212	697,812
Held-to-maturity securities (Note 7)	16,810,457	16,022,293
Advances (Note 8) (Includes $4,500,587 at March 31, 2017 and $9,873,157 at December 31, 2016 at fair value under the fair value option)	101,428,034	109,256,625
Mortgage loans held-for-portfolio, net of allowance for credit losses of $1,145 at March 31, 2017 and $1,554 at December 31, 2016 (Note 9)	2,786,713	2,746,559
Loans to other FHLBanks (Note 19)	—	255,000
Accrued interest receivable	172,831	163,379
Premises, software, and equipment	20,942	12,621
Derivative assets (Note 16)	321,478	328,875
Other assets	5,614	7,198
Total assets	$141,800,822	$143,606,282

Liabilities and capital

Liabilities
Deposits (Note 10)
Interest-bearing demand	$1,231,705	$1,183,468
Non-interest-bearing demand	19,366	22,281
Term	37,000	35,000
Total deposits	1,288,071	1,240,749
Consolidated obligations, net (Note 11)
Bonds (Includes $1,432,874 at March 31, 2017 and $2,052,513 at December 31, 2016 at fair value under the fair value option)	86,142,490	84,784,664
Discount notes (Includes $6,847,460 at March 31, 2017 and $12,228,412 at December 31, 2016 at fair value under the fair value option)	46,162,198	49,357,894
Total consolidated obligations	132,304,688	134,142,558
Mandatorily redeemable capital stock (Note 13)	20,506	31,435
Accrued interest payable	145,799	130,178
Affordable Housing Program (Note 12)	117,812	125,062
Derivative liabilities (Note 16)	118,826	144,985
Other liabilities	513,089	167,234
Total liabilities	134,508,791	135,982,201

Commitments and Contingencies (Notes 13, 16 and 18)

Capital (Note 13)
Capital stock ($100 par value), putable, issued and outstanding shares:
59,738 at March 31, 2017 and 63,077 at December 31, 2016	5,973,801	6,307,766
Retained earnings
Unrestricted	994,457	1,028,674
Restricted (Note 13)	400,120	383,291
Total retained earnings	1,394,577	1,411,965
Total accumulated other comprehensive loss	(76,347)	(95,650)
Total capital	7,292,031	7,624,081
Total liabilities and capital	$141,800,822	$143,606,282

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016
Interest income
Advances, net (Note 8)	$316,771	$191,274
Interest-bearing deposits	35	518
Securities purchased under agreements to resell (Note 4)	3,305	2,205
Federal funds sold (Note 4)	27,601	10,309
Trading securities (Note 5)	139	—
Available-for-sale securities (Note 6)	2,251	2,275
Held-to-maturity securities (Note 7)	86,419	70,671
Mortgage loans held-for-portfolio (Note 9)	22,858	21,977
Loans to other FHLBanks (Note 19)	8	3

Total interest income	459,387	299,232

Interest expense
Consolidated obligation bonds (Note 11)	206,484	122,361
Consolidated obligation discount notes (Note 11)	77,173	48,520
Deposits (Note 10)	1,824	526
Mandatorily redeemable capital stock (Note 13)	404	296
Cash collateral held and other borrowings	53	363
Total interest expense	285,938	172,066
Net interest income before provision for credit losses	173,449	127,166
(Reversal)/Provision for credit losses on mortgage loans	(301)	1,126
Net interest income after provision for credit losses	173,750	126,040

Other income (loss)
Service fees and other	3,252	3,426
Instruments held at fair value - Unrealized gains (losses) (Note 17)	1,719	(9,103)
Total OTTI losses	—	(113)
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	—	105
Net impairment losses recognized in earnings	—	(8)
Net realized and unrealized (losses) gains on derivatives and hedging activities (Note 16)	(702)	884
Net losses on trading securities	(52)	—
Provision for litigation settlement on derivative contracts (Note 21)	(70,000)	—
Losses from extinguishment of debt	—	(123)
Total other (loss) income	(65,783)	(4,924)
Other expenses
Operating	8,478	7,537
Compensation and benefits	18,374	17,276
Finance Agency and Office of Finance	3,776	3,602
Total other expenses	30,628	28,415
Income before assessments	77,339	92,701
Affordable Housing Program Assessments (Note 12)	7,774	9,300
Net income	$69,565	$83,401
Basic earnings per share (Note 14)	$1.12	$1.52
Cash dividends paid per share	$1.42	$1.17

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three Months Ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016
Net Income	$69,565	$83,401
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	2,704	(2,752)
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	—	(105)
Accretion of non-credit portion of OTTI	5,864	1,701
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	5,864	1,596
Net change in unrealized gains/losses relating to hedging activities
Unrealized gains (losses)	10,086	(56,873)
Reclassification of losses included in net income	309	556
Total net change in unrealized gains (losses) relating to hedging activities	10,395	(56,317)
Net change in pension and postretirement benefits	340	200
Total other comprehensive income (loss)	19,303	(57,273)
Total comprehensive income	$88,868	$26,128

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Three Months Ended March 31, 2017 and 2016

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2015	55,850	$5,585,030	$967,078	$303,061	$1,270,139	$(135,687)	$6,719,482

Proceeds from issuance of capital stock	7,752	775,218	—	—	—	—	775,218
Repurchase/redemption of capital stock	(9,889)	(988,887)	—	—	—	—	(988,887)
Shares reclassified to mandatorily redeemable capital stock	(115)	(11,505)	—	—	—	—	(11,505)
Cash dividends ($1.17 per share) on capital stock	—	—	(61,348)	—	(61,348)	—	(61,348)
Comprehensive income (loss)	—	—	66,721	16,680	83,401	(57,273)	26,128

Balance, March 31, 2016	53,598	$5,359,856	$972,451	$319,741	$1,292,192	$(192,960)	$6,459,088

Balance, December 31, 2016	63,077	$6,307,766	$1,028,674	$383,291	$1,411,965	$(95,650)	$7,624,081

Proceeds from issuance of capital stock	9,879	987,901	—	—	—	—	987,901
Repurchase/redemption of capital stock	(13,216)	(1,321,651)	—	—	—	—	(1,321,651)
Shares reclassified to mandatorily redeemable capital stock	(2)	(215)	—	—	—	—	(215)
Cash dividends ($1.42 per share) on capital stock	—	—	(86,953)	—	(86,953)	—	(86,953)
Comprehensive income	—	—	52,736	16,829	69,565	19,303	88,868

Balance,March 31, 2017	59,738	$5,973,801	$994,457	$400,120	$1,394,577	$(76,347)	$7,292,031

(a)  Putable stock.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016
Operating activities

Net Income	$69,565	$83,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(5,143)	(57,779)
Concessions on consolidated obligations	1,067	1,495
Premises, software, and equipment	911	887
Provision for litigation settlement on derivative contracts	70,000	—
(Reversal)/Provision for credit losses on mortgage loans	(301)	1,126
Credit impairment losses on held-to-maturity securities	—	8
Change in net fair value adjustments on derivatives and hedging activities	12,917	71,101
Net realized and unrealized losses (gains) on trading securities	52	—
Change in fair value adjustments on financial instruments held at fair value	(1,655)	9,103
Losses from extinguishment of debt	—	123
Net change in:
Accrued interest receivable	(9,599)	(12,649)
Derivative assets due to accrued interest	(8,651)	(10,502)
Derivative liabilities due to accrued interest	463	9,396
Other assets	1,282	3,303
Affordable Housing Program liability	(7,250)	(2,036)
Accrued interest payable	15,621	14,445
Other liabilities	5,209	(1,985)
Total adjustments	74,923	26,036
Net cash provided by operating activities	144,488	109,437
Investing activities
Net change in:
Interest-bearing deposits	28,851	(151,426)
Securities purchased under agreements to resell	540,000	(1,210,000)
Federal funds sold	(6,125,000)	329,000
Deposits with other FHLBanks	114	69
Premises, software, and equipment	(9,233)	(1,511)
Trading securities:
Proceeds from sales	100,164	—
Available-for-sale securities:
Purchased	(1,733)	(4,265)
Repayments	36,871	52,271
Proceeds from sales	483	403
Held-to-maturity securities:
Purchased	(1,016,232)	(649,817)
Repayments	504,307	322,210
Advances:
Principal collected	216,325,400	191,504,544
Made	(208,589,243)	(186,692,639)
Mortgage loans held-for-portfolio:
Principal collected	68,375	59,324
Purchased	(110,027)	(102,911)
Proceeds from sales of REO	663	812
Net change in loans to other FHLBanks	255,000	—
Net cash provided by investing activities	2,008,760	3,456,064

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Three Months Ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016
Financing activities
Net change in:
Deposits and other borrowings	$71,829	$(439,542)
Derivative contracts with financing element	(4,552)	(20,747)
Consolidated obligation bonds:
Proceeds from issuance	18,342,032	17,592,058
Payments for maturing and early retirement	(16,954,757)	(10,529,546)
Consolidated obligation discount notes:
Proceeds from issuance	218,868,864	53,381,807
Payments for maturing	(222,055,972)	(63,376,385)
Capital stock:
Proceeds from issuance of capital stock	987,901	775,218
Payments for repurchase/redemption of capital stock	(1,321,651)	(988,887)
Redemption of mandatorily redeemable capital stock	(11,144)	(499)
Cash dividends paid (a)	(86,953)	(61,348)
Net cash (used in) financing activities	(2,164,403)	(3,667,871)
Net decrease in cash and due from banks	(11,155)	(102,370)
Cash and due from banks at beginning of the period (b)	151,769	327,482
Cash and due from banks at end of the period (b)	$140,614	$225,112

Supplemental disclosures:
Interest paid	$207,446	$115,513
Affordable Housing Program payments (c)	$15,024	$11,336
Transfers of mortgage loans to real estate owned	$313	$328
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	$—	$105
Capital stock subject to mandatory redemption reclassified from equity	$215	$11,505
Securities traded but not settled	$270,565	$—

(a)         Does not include payments to holders of mandatorily redeemable capital stock.  Such payments are considered as interest expense and reported within Operating cash flows.

(b)         Cash and due from banks did not include any restricted cash or cash equivalents.  Includes pass-thru reserves at the Federal Reserve Bank of New York; also includes an unrestricted compensating balance arrangement.  For more information, see Note 3 Cash and Due from Banks.

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

Significant Accounting Policies and Estimates

The FHLBNY has identified certain accounting policies that it believes are significant because they require management to make subjective judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions.  These policies include estimating the allowance for credit losses on the advance and mortgage loan portfolios, evaluating the impairment of the FHLBNY’s securities portfolios, and estimating fair values of certain assets and liabilities.  There have been no significant changes to accounting policies from those identified in Note 1. Significant Accounting Policies and Estimates in Notes to the Financial Statements in the Bank’s most recent Form 10-K filed on March 22, 2017, which contains a summary of the Bank’s significant accounting policies and estimates.

Recently Adopted Significant Accounting Policies

Contingent Put and Call Options in Debt Instruments.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call options in Debt Instruments, as an amendment to Derivatives and Hedging Activities (Topic 815).  The amendments clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts.  Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.  This guidance became effective for the FHLBNY as of January 1, 2017, and adoption had no impact on our financial condition, results of operations, and cash flows.  Certain FHLBNY’s debt instruments are structured with call options, but the options are not considered as contingently exercisable.

For information on policies adopted in 2016, see Recently Adopted Significant Accounting Policies in Note 1 in the Bank’s most recent Form 10-K filed on March 22, 2017.

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

Lease Accounting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions.  The ASU will require lessees to recognize all leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements.  Lessor accounting is largely unchanged.  The guidance is effective beginning January 1, 2019 with an option to early adopt.  Our premises in the New York and New Jersey locations will be renewed under long-term contracts in mid-year 2017 and in 2018, and will be recorded on our balance sheet under the ASU when the new standards are adopted in 2019.  Recognition of the “right-to-use” asset and an offsetting lease liability for our operating leases would have a minimal impact on our statements of condition and the statements of income upon adoption of ASU 2016-02 in 2019.

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

Compensating Balances

The FHLBNY maintains compensating collected cash balances at Citibank in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  The balance was $67.5 million at March 31, 2017 and $90.4 million at December 31, 2016.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $70.8 million and $67.7 million as of March 31, 2017 and December 31, 2016.  The offsetting liabilities due to members were recorded in Other liabilities in the Statements of Condition.

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

At March 31, 2017 and December 31, 2016, the outstanding balances of Securities purchased under agreements to resell were $6.6 billion and $7.2 billion that matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  At March 31, 2017 and December 31, 2016, U.S. Treasury securities, market values of $6.7 billion and $7.2 billion, were received at BONY to collateralize the overnight investments.  No overnight investments had been executed bilaterally with counterparties at March 31, 2017 and December 31, 2016.

Securities purchased under agreements to resell averaged $2.3 billion and $3.0 billion for the three months ended March 31, 2017 and 2016.  Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.  Interest income from securities purchased under agreements to resell were $3.3 million and $2.2 million for the three months ended March 31, 2017 and 2016.

Note 5.                   Trading Securities.

The carrying values of a trading security equals its fair values at March 31, 2017 and December 31, 2016.  The following table provides major security types (in thousands):

Fair value (in thousands)	March 31, 2017	December 31, 2016
Non-mortgage-backed securities
GSE securities	$30,927	$30,969
U.S. treasury notes	—	100,182
Total non-mortgage-backed trading securities	$30,927	$131,151

The carrying values of trading securities included unrealized fair value losses of $14 thousand at March 31, 2017, and unrealized fair value gains of $0.1 million at December 31, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

The contractual maturities and estimated fair values (a) of investments classified as trading were as follows (in thousands):

	March 31, 2017
(Dollars in thousands)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Non-mortgage-backed securities
GSE securities	$30,927	$—	$—	$—	$30,927
Total non-mortgage-backed trading securities	$30,927	$—	$—	$—	$30,927
Yield on trading securities	0.96%	—%	—%	—%

	December 31, 2016
(Dollars in thousands)	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Non-mortgage-backed securities
GSE securities	$30,969	$—	$—	$—	$30,969
U.S. treasury notes	100,182	—	—	—	100,182
Total non-mortgage-backed trading securities	$131,151	$—	$—	$—	$131,151
Yield on trading securities	0.90%	—%	—%	—%

(a)         We have classified investments acquired for purposes of meeting short-term contingency liquidity needs as trading securities, which are carried at their fair values.  In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Note 6.                     Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  At March 31, 2017 and December 31, 2016, no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$1,024	$—	$—	$1,024
Equity funds (a)	23,153	2,958	(21)	26,090
Fixed income funds (a)	18,103	—	(335)	17,768
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	581,674	4,267	(22)	585,919
CMBS-Floating	34,330	81	—	34,411
Total Available-for-sale securities	$658,284	$7,306	$(378)	$665,212

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$551	$—	$—	$551
Equity funds (a)	22,667	1,699	(417)	23,949
Fixed income funds (a)	17,642	—	(424)	17,218
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	616,359	3,436	(151)	619,644
CMBS-Floating	36,369	81	—	36,450
Total Available-for-sale securities	$693,588	$5,216	$(992)	$697,812

(a)         The FHLBNY has a grantor trust, the intent of which is to set aside cash to meet current and future payments for supplemental unfunded pension plans.  Neither the pension plans nor employees of the FHLBNY own the trust.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trust.  The mutual funds used to manage the assets of the Grantor trust will be sufficiently liquid to enable the trust to meet future liabilities.  Dividend income and net realized gains from sales of funds totaled $0.2 million for three months ended March 31, 2017, compared to $0.1 million for the same period in the prior year; gains and losses from sales are recorded in Other income in the Statements of Income.

(b)         Recorded in AOCI — Net unrealized fair value gains were $6.9 million at March 31, 2017 and $4.2 million at December 31, 2016.

Unrealized Losses — MBS Classified as AFS Securities

Impairment Analysis of AFS Securities —The FHLBNY’s portfolio of MBS classified as AFS is comprised of GSE-issued collateralized mortgage obligations, which are “pass through” securities, and floating rate CMBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Fair values of a small number of mortgage-backed securities in the AFS portfolio were below their amortized costs at March 31, 2017, and a small number of securities were in a loss position for 12 months or longer.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$34,330	$34,411	$36,369	$36,450
Due after ten years	581,674	585,919	616,359	619,644
Fixed income/bond funds, equity funds and cash equivalents (b)	42,280	44,882	40,860	41,718

Total Available-for-sale securities	$658,284	$665,212	$693,588	$697,812

(a)         The carrying value of AFS securities equals fair value.

(b)         Funds in the grantor trust are determined to be redeemable at short notice.  Fair values are the daily NAVs of the bond and equity funds.

(c)          Amortized cost is after adjusting for net unamortized discounts of $2.2 million and $2.4 million at March 31, 2017 and December 31, 2016.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$581,674	$585,919	$616,359	$619,644
CMBS floating - LIBOR	34,330	34,411	36,369	36,450

Total Mortgage-backed securities (a)	$616,004	$620,330	$652,728	$656,094

(a)         Total will not agree to total AFS portfolio because the grantor trust, which primarily comprises of mutual funds, has been excluded.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 7.                                                               Held-to-Maturity Securities.

Major Security Types (in thousands)

	March 31, 2017
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$122,134	$—	$122,134	$10,780	$—	$132,914
Freddie Mac	28,549	—	28,549	2,075	—	30,624
Total pools of mortgages	150,683	—	150,683	12,855	—	163,538

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,923,792	—	1,923,792	11,501	(388)	1,934,905
Freddie Mac	1,146,206	—	1,146,206	6,713	(118)	1,152,801
Ginnie Mae	17,712	—	17,712	154	—	17,866
Total CMOs/REMICs	3,087,710	—	3,087,710	18,368	(506)	3,105,572

Commercial Mortgage-Backed Securities (b)
Fannie Mae	3,042,639	—	3,042,639	9,856	(16,623)	3,035,872
Freddie Mac	9,185,541	—	9,185,541	109,902	(11,037)	9,284,406
Total commercial mortgage-backed securities	12,228,180	—	12,228,180	119,758	(27,660)	12,320,278

Non-GSE MBS (c)
CMOs/REMICs	14,086	(265)	13,821	1,353	(1,293)	13,881

Asset-Backed Securities (c)
Manufactured housing (insured)	58,142	—	58,142	2,116	—	60,258
Home equity loans (insured)	109,231	(16,980)	92,251	37,336	(54)	129,533
Home equity loans (uninsured)	62,555	(7,125)	55,430	8,955	(1,558)	62,827
Total asset-backed securities	229,928	(24,105)	205,823	48,407	(1,612)	252,618

Total MBS	15,710,587	(24,370)	15,686,217	200,741	(31,071)	15,855,887

Other
State and local housing finance agency obligations	1,124,240	—	1,124,240	164	(36,462)	1,087,942

Total Held-to-maturity securities	$16,834,827	$(24,370)	$16,810,457	$200,905	$(67,533)	$16,943,829

	December 31, 2016
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$133,071	$—	$133,071	$11,601	$—	$144,672
Freddie Mac	32,402	—	32,402	2,325	—	34,727
Total pools of mortgages	165,473	—	165,473	13,926	—	179,399

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,972,878	—	1,972,878	7,538	(1,015)	1,979,401
Freddie Mac	1,214,823	—	1,214,823	4,232	(561)	1,218,494
Ginnie Mae	18,979	—	18,979	126	(1)	19,104
Total CMOs/REMICs	3,206,680	—	3,206,680	11,896	(1,577)	3,216,999

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,612,688	—	2,612,688	9,870	(15,660)	2,606,898
Freddie Mac	8,740,573	—	8,740,573	107,137	(19,338)	8,828,372
Total commercial mortgage-backed securities	11,353,261	—	11,353,261	117,007	(34,998)	11,435,270

Non-GSE MBS (c)
CMOs/REMICs	15,844	(285)	15,559	1,372	(1,001)	15,930

Asset-Backed Securities (c)
Manufactured housing (insured)	61,293	—	61,293	2,258	—	63,551
Home equity loans (insured)	119,527	(22,434)	97,093	45,228	(70)	142,251
Home equity loans (uninsured)	66,949	(7,515)	59,434	9,307	(1,853)	66,888
Total asset-backed securities	247,769	(29,949)	217,820	56,793	(1,923)	272,690

Total MBS	14,989,027	(30,234)	14,958,793	200,994	(39,499)	15,120,288

Other
State and local housing finance agency obligations	1,063,500	—	1,063,500	196	(37,013)	1,026,683

Total Held-to-maturity securities	$16,052,527	$(30,234)	$16,022,293	$201,190	$(76,512)	$16,146,971

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Certain non-Agency Private label MBS are insured by Ambac Assurance Corp (“Ambac”), MBIA Insurance Corp (“MBIA”) and Assured Guarantee Municipal Corp., (“AGM”).  Assumptions on the extent of expected reliance by the FHLBNY on insurance support by Ambac and MBIA to make whole expected cash shortfalls are noted under “Monoline insurance” within this Note 7.  Held-to-Maturity Securities.

Securities Pledged

The FHLBNY had pledged MBS with an amortized cost basis of $6.7 million at March 31, 2017 and $7.0 million at December 31, 2016 to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or re-pledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

Unrealized Losses

The fair values and gross unrealized holding losses are aggregated by major security type and by the length of time the individual securities have been in a continuous unrealized loss position.  Unrealized losses represent the difference between fair value and amortized cost.  The baseline measure of unrealized loss is amortized cost, which is not adjusted for non-credit OTTI.  Total unrealized losses in these tables will not equal unrecognized holding losses in the Major Security Types tables.  Unrealized losses are calculated after adjusting for credit OTTI.  In the previous tables, unrecognized holding losses are adjusted for credit and non-credit OTTI.

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$249,390	$(110)	$355,879	$(36,352)	$605,269	$(36,462)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,424,960	(16,470)	313,991	(541)	1,738,951	(17,011)
Freddie Mac	802,367	(9,408)	877,608	(1,747)	1,679,975	(11,155)
Total MBS-GSE	2,227,327	(25,878)	1,191,599	(2,288)	3,418,926	(28,166)
MBS-Private-Label	6,173	(7)	37,945	(2,328)	44,118	(2,335)
Total MBS	2,233,500	(25,885)	1,229,544	(4,616)	3,463,044	(30,501)
Total	$2,482,890	$(25,995)	$1,585,423	$(40,968)	$4,068,313	$(66,963)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$29,486	$(13)	$355,230	$(37,000)	$384,716	$(37,013)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,131,586	(15,615)	359,921	(1,060)	1,491,507	(16,675)
Freddie Mac	2,245,856	(12,111)	1,364,856	(7,788)	3,610,712	(19,899)
Ginnie Mae	3,828	(1)	—	—	3,828	(1)
Total MBS-GSE	3,381,270	(27,727)	1,724,777	(8,848)	5,106,047	(36,575)
MBS-Private-Label	7,432	(10)	39,078	(2,422)	46,510	(2,432)
Total MBS	3,388,702	(27,737)	1,763,855	(11,270)	5,152,557	(39,007)
Total	$3,418,188	$(27,750)	$2,119,085	$(48,270)	$5,537,273	$(76,020)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $36.5 million at March 31, 2017 and $37.0 million at December 31, 2016.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that as of March 31, 2017, all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements may include additional support from:

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$22,800	$22,605	$22,800	$22,552
Due after five years through ten years	57,660	55,217	57,660	55,095
Due after ten years	1,043,780	1,010,120	983,040	949,036
State and local housing finance agency obligations	1,124,240	1,087,942	1,063,500	1,026,683

Mortgage-backed securities
Due in one year or less	308,161	310,514	101,348	102,474
Due after one year through five years	4,945,645	5,038,805	4,689,552	4,786,141
Due after five years through ten years	6,798,954	6,795,830	6,602,905	6,587,939
Due after ten years	3,657,827	3,710,738	3,595,222	3,643,734
Mortgage-backed securities	15,710,587	15,855,887	14,989,027	15,120,288

Total Held-to-maturity securities	$16,834,827	$16,943,829	$16,052,527	$16,146,971

(a)         Amortized cost is after adjusting for net unamortized premiums of $33.5 million and $36.6 million (net of unamortized discounts) at March 31, 2017 and December 31, 2016.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	March 31, 2017		December 31, 2016
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,064,961	$1,064,696	$1,117,308	$1,117,023
Floating	2,033,615	2,033,615	2,101,376	2,101,377
Total CMO	3,098,576	3,098,311	3,218,684	3,218,400
CMBS
Fixed	6,369,411	6,369,411	5,838,381	5,838,381
Floating	5,858,769	5,858,769	5,514,880	5,514,880
Total CMBS	12,228,180	12,228,180	11,353,261	11,353,261
Pass Thru (a)
Fixed	331,424	307,955	360,255	330,968
Floating	52,407	51,771	56,827	56,164
Total Pass Thru	383,831	359,726	417,082	387,132
Total MBS	15,710,587	15,686,217	14,989,027	14,958,793
State and local housing finance agency obligations
Fixed	9,030	9,030	9,790	9,790
Floating	1,115,210	1,115,210	1,053,710	1,053,710
Total State and local housing finance agency obligations	1,124,240	1,124,240	1,063,500	1,063,500
Total Held-to-maturity securities	$16,834,827	$16,810,457	$16,052,527	$16,022,293

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

OTTI — No PLMBS was deemed OTTI in the three months ended March 31, 2017.  OTTI recorded in the three months ended March 31, 2016 was de minimis.  Based on cash flow testing, the Bank believes no additional

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

material OTTI exists for the remaining investments at March 31, 2017.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at March 31, 2017, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$29,117	$31,892
Additional credit losses for which an OTTI charge was previously recognized	—	8
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(2,295)	(768)
Ending balance	$26,822	$31,132

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, financial guarantee is at risk and no financial guarantees were assumed.  For bond insurer Ambac, the reliance period is through March 31, 2021 and is further limited to cover 45% of shortfalls.

Key Base Assumptions

The tables below summarize the range and weighted average of Key Base Assumptions for private-label MBS at March 31, 2017 and December 31, 2016, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at March 31, 2017
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-5.2	1.2	3.5-16.8	8.1	0.0-87.1	54.2
RMBS Alt-A (d)	1.0-2.8	1.2	2.0-3.7	2.6	30.0-30.0	30.0
HEL Subprime (e)	1.2-12.3	4.1	2.0-15.8	4.0	30.0-100.0	63.3
Manufactured Housing Loans	2.3-3.4	3.1	2.3-4.1	2.7	74.8-91.8	87.6

	Key Base Assumptions - All PLMBS at December 31, 2016
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-5.2	2.2	7.5-14.8	10.7	0.0-70.8	45.4
RMBS Alt-A (d)	1.0-2.7	1.2	2.0-4.2	2.8	30.0-30.0	30.0
HEL Subprime (e)	1.0-12.3	3.9	2.0-16.3	4.1	30.0-100.0	62.9
Manufactured Housing Loans	2.5-3.3	3.1	2.7-4.1	3.1	77.1-88.4	85.4

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

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2017			December 31, 2016
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$1,388	1.49%	—%
Due in one year or less	51,888,162	1.22	51.12	50,260,910	1.01	46.01
Due after one year through two years	27,704,295	1.54	27.30	34,111,721	1.39	31.23
Due after two years through three years	9,489,804	1.77	9.35	11,078,731	1.67	10.14
Due after three years through four years	5,384,190	2.09	5.30	6,467,290	2.03	5.92
Due after four years through five years	3,258,363	2.27	3.21	3,106,275	2.16	2.84
Thereafter	3,780,021	2.29	3.72	4,214,677	2.28	3.86

Total par value	101,504,835	1.48%	100.00%	109,240,992	1.34%	100.00%

Hedge valuation basis adjustments (b)	(87,597)			1,980
Fair value option valuation adjustments and accrued interest (c)	10,796			13,653

Total	$101,428,034			$109,256,625

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 20. Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 20.3% and 18.7% of total advances at March 31, 2017 and December 31, 2016.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.  As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs quarterly credit analysis of the insurance borrower.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances.  As of March 31, 2017 and December 31, 2016, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$253,803	9.26%	$259,742	9.62%
Fixed long-term single-family mortgages	2,487,118	90.74	2,441,109	90.38
Multi-family mortgages	—	—	56	—

Total par value	2,740,921	100.00%	2,700,907	100.00%

Unamortized premiums	47,754		48,008
Unamortized discounts	(1,996)		(1,928)
Basis adjustment (b)	1,179		1,126

Total mortgage loans held-for-portfolio	2,787,858		2,748,113
Allowance for credit losses	(1,145)		(1,554)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,786,713		$2,746,559

(a)         Conventional mortgages represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).

(b)         Balances represent unamortized fair value basis of closed delivery commitments.  A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan.  The basis adjustment is amortized as a yield adjustment to Interest income.

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 bps, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $31.7 million and $30.9 million at March 31, 2017 and December 31, 2016.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has taken on which will equate the loan to a double-A rating.  The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $0.6 million and $0.5 million for the three months ended March 31, 2017 and 2016.  These fees were reported as a reduction to mortgage loan interest income.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Credit Enhancement Fees

The credit enhancement fee (“CE fees”) due to the PFI for taking on a credit enhancement obligation is accrued based on the master commitments outstanding.  For certain MPF products, the CE fees are held back for 12 months and then paid monthly to the PFIs.  Under the MPF agreements with PFIs, the FHLBNY may recover credit losses from future CE fees.  The FHLBNY does not consider CE fees when computing the allowance for credit losses.  It is assumed that repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment.  If losses were incurred, the FHLBNY would withhold CE fee payments to the PFI associated with the loan that is in a loss position.  The amount withheld would be commensurate with the credit loss and the loss layer for which the PFI has assumed the credit enhancement responsibility.  The FHLBNY’s loss experience has been insignificant and amounts of CE fees withheld have been insignificant in all periods in this report.

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended March 31,
	2017	2016
Allowance for credit losses:
Beginning balance	$1,554	$326
Charge-offs	(108)	(257)
(Reversal)/Provision for credit losses on mortgage loans	(301)	1,126
Ending balance	$1,145	$1,195

Ending balance, individually evaluated for impairment	$380	$218
Ending balance, collectively evaluated for impairment	765	977
Total Allowance for credit losses	$1,145	$1,195

Mortgage Loans — Non-performing Loans

The FHLBNY’s impaired mortgage loans are reported in the table below (in thousands):

	March 31, 2017	December 31, 2016
Total Mortgage loans, net of allowance for credit losses (a)	$2,786,713	$2,746,559
Non-performing mortgage loans - Conventional (a)(b)	$14,131	$14,917
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$4,646	$5,227

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

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Three months ended March 31,
	2017	2016

Interest contractually due (a)	$261	$293
Interest actually received	247	271

Shortfall	$14	$22

(a)         Represents the amount of interest accrual on non-accrual conventional loans that were not recorded as income.  When interest is received on non-accrual loans, cash received is recorded as a liability as the FHLBNY considers such amounts received as an advance from servicers that would be subject to repayment at foreclosure; the cash received remains in Other liabilities until legal determination is made at foreclosure.  For more information about the FHLBNY’s policy on non-accrual loans, see financial statements, Note 1.  Significant Accounting Policies and Estimates in our most recent Form 10-K filed on March 22, 2017.

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

	March 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$15,355	$15,223	$—	$15,394
With a related allowance	2,284	2,273	380	1,757
Total individually measured for impairment	$17,639	$17,496	$380	$17,151

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$15,360	$15,240	$—	$16,655
With a related allowance	2,682	2,651	600	1,789
Total individually measured for impairment	$18,042	$17,891	$600	$18,444

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

(d)         Represents the average recorded investment for the three months ended March 31, 2017 and the twelve months ended December 31, 2016.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

	March 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$236,218	$229,844	$—	$235,655
Uninsured loans	2,547,656	2,493,580	765	2,537,845
Total loans collectively measured for impairment	$2,783,874	$2,723,424	$765	$2,773,500

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$232,888	$226,504	$—	$222,299
Uninsured loans	2,510,550	2,456,512	954	2,405,685
Total loans collectively measured for impairment	$2,743,438	$2,683,016	$954	$2,627,984

(a)         Represents the average recorded investment for the three months ended March 31, 2017 and the twelve months ended December 31, 2016.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	March 31, 2017			December 31, 2016
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$17,693	$10,313	$—	$18,935	$8,529	$—
Past due 60 - 89 days	4,063	2,151	—	3,823	2,851	—
Past due 90 - 179 days	2,621	1,939	—	3,215	2,029	—
Past due 180 days or more	11,531	2,986	—	11,741	3,486	—
Total past due	35,908	17,389	—	37,714	16,895	—
Total current loans	2,529,387	218,829	—	2,490,821	215,993	57
Total mortgage loans	$2,565,295	$236,218	$—	$2,528,535	$232,888	$57
Other delinquency statistics:
Loans in process of foreclosure, included above	$8,765	$1,869	$—	$9,152	$1,995	$—
Number of foreclosures outstanding at period end	69	17	—	77	17	—
Serious delinquency rate (a)	0.56%	2.08%	—%	0.59%	2.37%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$14,455	$4,925	$—	$14,956	$5,515	$—
Past due 90 days or more and still accruing interest	$—	$4,925	$—	$—	$5,515	$—
Loans on non-accrual status	$14,152	$—	$—	$14,956	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$9,162	$617	$—	$9,723	$622	$—
Modified loans under MPF® program	$1,546	$—	$—	$1,641	$—	$—
Real estate owned	$1,624			$1,653

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

Troubled Debt Restructurings (“TDRs”) and MPF Modification Standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  The MPF program offers a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2017.  This modification plan was made available to homeowners currently in default or imminent danger of default and only a few MPF loans had been modified under the plan and outstanding at March 31, 2017 and December 31, 2016.  Due to the insignificant numbers of loans modified and considered to be a TDR, forgiveness and other information with respect to the modifications

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

have been omitted.  Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balances were $0.1 million and $0.2 million at March 31, 2017 and December 31, 2016.  A loan involved in the MPF modification program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  A modified loan is considered a TDR until the modified loan is performing to its original terms.

The FHLBNY measures all estimated credit losses based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $9.2 million and $9.7 million of such loans were outstanding at March 31, 2017 and December 31, 2016.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more, and $0.6 million were deemed impaired due to their past due delinquency status at March 31, 2017.  The allowance for credit losses associated with those loans was immaterial as the loans were well collateralized.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	March 31, 2017			December 31, 2016
Recorded Investment Outstanding	Performing	Non- performing	Total TDRs	Performing	Non- performing	Total TDRs
Troubled debt restructurings (TDRs) (a)(b) :
Loans discharged from bankruptcy	$8,550	$612	$9,162	$9,026	$697	$9,723
Modified loans under MPF® program	1,248	298	1,546	1,514	127	1,641
Total troubled debt restructurings	$9,798	$910	$10,708	$10,540	$824	$11,364
Related Allowance			$138			$183

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

Note 10.                                                        Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	March 31, 2017	December 31, 2016
Interest-bearing deposits
Interest-bearing demand	$1,231,705	$1,183,468
Term (a)	37,000	35,000
Total interest-bearing deposits	1,268,705	1,218,468
Non-interest-bearing demand	19,366	22,281
Total deposits (b)	$1,288,071	$1,240,749

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

Due in one year or less
Interest-bearing deposits (a)	$1,268,705	0.51%	$1,218,468	0.22%
Non-interest-bearing deposits	19,366		22,281
Total deposits	$1,288,071		$1,240,749

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.0 trillion as of March 31, 2017 and December 31, 2016.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	March 31, 2017	December 31, 2016
Percentage of unpledged qualifying assets to consolidated obligations	107%	107%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016

Consolidated obligation bonds-amortized cost	$85,733,614	$84,351,354
Hedge valuation basis adjustments (a)	268,037	290,016
Hedge basis adjustments on terminated hedges (b)	138,985	140,331
FVO (c) - valuation adjustments and accrued interest	1,854	2,963

Total Consolidated obligation bonds	$86,142,490	$84,784,664

Discount notes-amortized cost	$46,147,174	$49,334,380
FVO (c) - valuation adjustments and remaining accretion	15,024	23,514

Total Consolidated obligation discount notes	$46,162,198	$49,357,894

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2017			December 31, 2016
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$63,353,620	0.88%	73.92%	$55,251,690	0.80%	65.52%
Over one year through two years	13,755,015	1.15	16.05	19,603,965	0.95	23.25
Over two years through three years	2,434,470	1.46	2.84	3,376,095	1.39	4.00
Over three years through four years	1,045,335	2.17	1.22	1,225,175	2.12	1.45
Over four years through five years	1,198,555	2.19	1.40	1,060,320	2.08	1.26
Thereafter	3,919,555	3.29	4.57	3,810,300	3.25	4.52

Total par value	85,706,550	1.08%	100.00%	84,327,545	1.00%	100.00%

Bond premiums (b)	55,023			52,336
Bond discounts (b)	(27,959)			(28,527)
Hedge valuation basis adjustments (c)	268,037			290,016
Hedge basis adjustments on terminated hedges (d)	138,985			140,331
FVO (e) - valuation adjustments and accrued interest	1,854			2,963

Total Consolidated obligation-bonds	$86,142,490			$84,784,664

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of Interest expense by $4.9 million and $3.6 million for the three months ended March 31, 2017 and March 31, 2016.

(c)          Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship.  Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at its maturity, the unamortized basis is reversed to zero.  The unamortized basis was $139.0 million and $140.3 million at March 31, 2017 and at December 31, 2016.  Amortization of hedge basis adjustments was recorded as a yield adjustment, which reduced Interest expenses by $1.5 million for the three months ended March 31, 2017 and $1.4 million in the same period in the prior year.

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$32,417,550	37.82%	$32,878,545	38.99%
Fixed-rate, callable	1,440,000	1.68	1,255,000	1.49
Step Up, callable	140,000	0.16	160,000	0.19
Single-index floating rate	51,709,000	60.34	50,034,000	59.33

Total par value	85,706,550	100.00%	84,327,545	100.00%

Bond premiums	55,023		52,336
Bond discounts	(27,959)		(28,527)
Hedge valuation basis adjustments (a)	268,037		290,016
Hedge basis adjustments on terminated hedges (b)	138,985		140,331
FVO (c) - valuation adjustments and accrued interest	1,854		2,963

Total Consolidated obligation-bonds	$86,142,490		$84,784,664

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

The FHLBNY’s outstanding consolidated obligation discount notes were as follows (dollars in thousands):

	March 31, 2017	December 31, 2016

Par value	$46,206,888	$49,392,445
Amortized cost	$46,147,174	$49,334,380
FVO (a) - valuation adjustments and remaining accretion	15,024	23,514
Total discount notes	$46,162,198	$49,357,894

Weighted average interest rate	0.63%	0.48%

(a)         Valuation adjustments represent changes in the entire fair values of discount notes elected under the FVO.

Note 12.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 22, 2017.  The following table provides roll-forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2017	2016

Beginning balance	$125,062	$113,352
Additions from current period’s assessments	7,774	9,300
Net disbursements for grants and programs	(15,024)	(11,336)
Ending balance	$117,812	$111,316

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

The FHLBNY was in compliance with the aforementioned capital rules and requirements for all periods presented, and met the “adequately capitalized” classification, which is the highest rating, under the capital rule.  However, the Finance Agency has discretion to reclassify a FHLBank and to modify or add to the corrective action requirements for a particular capital classification.  If the FHLBNY became classified into a capital classification other than adequately capitalized, the Bank could be adversely impacted by the corrective action requirements for that capital classification.  For more information about the capital rules under the Finance Agency regulations, see Note 13.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the audited financial statements included in our most recent Form 10-K filed on March 22, 2017.

If the FHLBNY became classified into a capital classification other than adequately capitalized, the FHLBNY could be adversely impacted by the corrective action requirements for that capital classification.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	March 31, 2017		December 31, 2016
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$792,106	$7,388,885	$747,937	$7,751,165
Total capital-to-asset ratio	4.00%	5.21%	4.00%	5.40%
Total capital (b)	$5,672,033	$7,388,885	$5,744,251	$7,751,165
Leverage ratio	5.00%	7.82%	5.00%	8.10%
Leverage capital (c )	$7,090,041	$11,083,327	$7,180,314	$11,626,748

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

Estimated redemption periods were as follows (in thousands):

	March 31, 2017	December 31, 2016

Redemption less than one year	$1,896	$11,384
Redemption from one year to less than three years	12,823	14,000
Redemption from three years to less than five years	469	483
Redemption from five years or greater	5,318	5,568

Total	$20,506	$31,435

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2017	2016

Beginning balance	$31,435	$19,499
Capital stock subject to mandatory redemption reclassified from equity	215	11,505
Redemption of mandatorily redeemable capital stock (a)	(11,144)	(499)
Ending balance	$20,506	$30,505
Accrued interest payable (b)	$325	$270

(a)         Redemption includes repayment of excess stock.

(b)         The annualized accrual rate was 5.65% for the three months ended March 31, 2017 and 4.65% for the three months ended March 31, 2016.  Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $400.1 million and $383.3 million as restricted retained earnings in the FHLBNY’s Total Capital at March 31, 2017 and December 31, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 14.                 Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2017	2016

Net income	$69,565	$83,401

Net income available to stockholders	$69,565	$83,401

Weighted average shares of capital	62,168	54,998
Less: Mandatorily redeemable capital stock	(233)	(193)
Average number of shares of capital used to calculate earnings per share	61,935	54,805

Basic earnings per share	$1.12	$1.52

Note 15.                 Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the FHLBNY maintains two non-qualified Benefit Equalization Plan (“BEP”) that restores defined benefits for those employees who have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations.  The BEP that restores benefits to participant’s Defined Contribution Plan is new and is effective 2017.  The non-qualified BEP plans are unfunded.

For more information about employee retirement plans, see Note 15. Employee Retirement Plans in the financial statements included in the most recent Form 10-K filed on March 22, 2017.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2017	2016
Defined Benefit Plan	$1,875	$1,875
Benefit Equalization Plans (defined benefit and defined contribution)	1,384	1,141
Defined Contribution Plan	539	496
Postretirement Health Benefit Plan	(124)	(112)

Total retirement plan expenses	$3,674	$3,400

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Service cost	$222	$185
Interest cost	524	476
Amortization of unrecognized net loss	638	492
Amortization of unrecognized past service (credit)	—	(12)

Net periodic benefit cost	$1,384	$1,141

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2017	2016

Service cost (benefits attributed to service during the period)	$30	$31
Interest cost on accumulated postretirement health benefit obligation	144	137
Amortization of loss	141	160
Amortization of prior service (credit)	(439)	(440)

Net periodic postretirement health benefit (income) (a)	$(124)	$(112)

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

Derivative contracts hedging the risks associated with the changes in fair value are referred to as Fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called Cash flow hedges.  For more information, see Derivatives in Note 1. Significant Accounting Polices and Estimates in the Bank’s most recent Form 10-K filed on March 22, 2017.

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

Economic hedges of consolidated obligation debt — When we issue variable-rate consolidated obligation bonds indexed to 1-month LIBOR, the U.S. Prime rate, or the Federal funds rate, we will generally execute interest-rate swaps (“basis swaps”) to hedge the basis risk of the variable rate debt to 3-month LIBOR, the FHLBNY’s preferred funding base.  The basis swaps are designated as economic hedges of the floating-rate bonds.  The choice of an economic hedge is made because the FHLBNY has determined that the operational cost of designating the hedges under accounting standards for derivatives and hedge accounting would outweigh the accounting benefits.  In this economic hedge, only the interest rate swap is carried at fair value, with changes in fair values recorded though earnings.

Consolidated obligation debt elected under the Fair Value Option — An alternative to hedge accounting, which permits the debt to be carried at the benchmark (LIBOR) fair value, is to elect debt under the FVO.  Once the irrevocable election is made upon issuance of the debt, the entire change in fair value of the debt is reported in earnings.  We have elected to carry certain fixed-rate consolidated bonds and certain discount notes under the FVO.  For more information, see Fair Value Option Disclosures in Note 17.  Fair Values of Financial Instruments.  Typically, we would also execute interest rate swaps (to convert the fixed-rate cash flows of the FVO debt to variable-rate cash flows), and changes in the fair values of the swaps would also be recorded in earnings, creating a natural offset to the debt’s fair value changes through earnings.  The interest rate swap would be designated as an economic hedge of the debt.

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

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps outstanding were $159.0 million and $129.0 million at March 31, 2017 and December 31, 2016.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

Other Economic Hedges

The derivatives in economic hedges are considered freestanding and changes in the fair values of the swaps are recorded through income.  In general, economic hedges comprised of (1) interest rate caps to hedge balance sheet risk, specifically interest rate risk arising from certain capped floating rate investment securities, (2) interest rate swaps that had previously qualified as hedges under the accounting standards for derivatives and hedging, but had been subsequently de-designated from hedge accounting as they were assessed as being not highly effective hedges, (3) interest rate swaps in economic hedges of advances and debt elected under the FVO, and (4) interest rate swaps in economic hedges of securities in the trading/liquidity portfolio.

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

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors.  The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives.  The majority of OTC derivative contracts at March 31, 2017 and December 31, 2016 were cleared derivatives.  The contracts are transacted bilaterally with executing swap counterparties, then cleared and settled through a derivative clearing organizations (“DCOs”) as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (“FCM”) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.  The FHLBNY also transacts derivative contracts that are executed and settled bilaterally with counterparties, rather than settling the transaction with a DCO.  Typically, such bilateral derivative transactions have not yet been mandated for clearing under the Dodd-Frank Act, because the transactions are complex and their ongoing pricing and settlement mechanisms have not yet been operationalized by the DCO.

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

Credit risk on OTC cleared derivative transactions — The FHLBNY’s derivative transactions that are eligible for clearing are subject to mandatory clearing rules under the Commodity Futures Trading Commission (“CFTC”) as provided under the Dodd-Frank Act.  If a derivative transaction is listed as eligible for clearing, the FHLBNY must abide by the CFTC rules to clear the transaction through a DCO.  The FHLBNY’s cleared derivatives are also initially executed bilaterally with a swap dealer (the executing swap counterparty) in the OTC market.  The clearing process requires all parties to the derivative transaction to novate the contracts to a DCO, which then becomes the counterparty to all parties, including the FHLBNY, to the transaction.

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

For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the FCM, acting as agents on behalf of DCOs.  Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts.  When the aggregate contract value of open derivatives is in “the money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO.  If the value of the open contracts is “out-of-the-money” (liability position/loss), the FHLBNY would post variation margin to the DCO.  Up until December 31, 2016, variation margin was considered to be a collateral for open contracts.  Beginning January 1, 2017, legal analysis has concluded that variation margins exchanged with the Chicago Mercantile Exchange (“CME”), a DCO, are considered as the daily settlement values of the derivative contracts itself, and not as collateral.  As Variation margin is considered a daily settlement of the fair value of cleared contracts; the amount of the variation margin is a direct reduction of the fair value of the open contract.

The FHLBNY is also required to post an “Initial margin” on open derivative contracts to the DCO through an FCM.  Initial margin is determined by the DCO and fluctuates with the volatility of the FHLBNY’s portfolio of cleared derivatives; volatility is measured by the speed and severity of market price changes of the portfolio.  Initial margin is considered as collateral, which is netted against the fair values of open derivative contracts.

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

	March 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - Nettable
Gross recognized amount
Bilateral derivatives	$204,419	$195,056	$207,462	$230,084
Cleared derivatives	564,277	203,423	518,962	213,719
Total derivatives fair values	768,696	398,479	726,424	443,803
Variation Margin	(222,370)	—	—	—
Total gross recognized amount	$546,326	$398,479	$726,424	$443,803
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(90,659)	(76,242)	(94,742)	(85,199)
Cleared derivatives	(134,251)	(203,423)	(302,867)	(213,719)
Total gross amounts of netting adjustments and cash collateral	$(224,910)	$(279,665)	$(397,609)	$(298,918)
Net amounts after offsetting adjustments	$321,416	$118,814	$328,815	$144,885

Bilateral derivatives	$113,760	$118,814	$112,720	$144,885
Cleared derivatives	207,656	—	216,095	—
Total net amounts after offsetting adjustments - Nettable	$321,416	$118,814	$328,815	$144,885
Derivative instruments - Not Nettable
Delivery commitments (a)	62	12	60	100
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$321,478	$118,826	$328,875	$144,985
Non-cash collateral received or pledged not offset (c)
Cannot be sold or repledged
Bilateral derivatives	$103,921	$—	$104,470	$—
Delivery commitments (a)	62	—	60	—
Total cannot be sold or repledged	103,983	—	104,530	—
Net unsecured amount
Bilateral derivatives	9,839	118,826	8,250	144,985
Cleared derivatives	207,656	—	216,095	—
Total net amount (d)	$217,495	$118,826	$224,345	$144,985

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

(b)         Total net amount represents net unsecured amounts of Derivative assets and liabilities recorded in the Statements of Condition at March 31, 2017 and December 31, 2016.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.  Balances are not netted by non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote c below).

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

Variation Margin (“VM”) — At March 31, 2017, $222.4 million represents net VM received from a DCO that was classified as the daily settlement value of the cleared contracts and a direct reduction of the fair values.  The legal interpretation was adopted prospectively on January 1, 2017.  At December 31, 2016, VM was considered collateral and an offset to net exposure.

The gross derivative exposure, as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, was $546.3 million (after applying $222.4 million of VM received) at March 31, 2017 and $726.4 million at December 31, 2016.  Fair value amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), were $224.9 million and $397.6 million at those dates.  These netting adjustments included $171.1 million and $354.7 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at March 31, 2017 and December 31, 2016, and the net exposures after offsetting adjustments were $321.5 million and $328.9 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential non-performance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At March 31, 2017 and December 31, 2016, net fair values of derivatives in unrealized loss positions were $118.8 million and $145.0 million, after deducting $225.9 million and $256.0 million of cash collateral posted to the exposed counterparties.

Initial margin posted in cash to the DCOs were in excess of fair value exposures.  The FHLBNY and the DCOs were also exposed to the extent of the failure of the FHLBNY to timely deliver VM, which is typically exchanged one day following the execution of a cleared derivative, and that specific exposure was not significant for the FHLBNY at March 31, 2017 and December 31, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The FHLBNY is also exposed to the risk of derivative counterparties failing to return cash collateral on uncleared transactions deposited with counterparties, and Initial margin deposited with DCOs (on cleared transactions) due to counterparty bankruptcy or other similar scenarios.  If such an event were to occur, the FHLBNY would be forced to replace derivatives by executing similar derivative contracts with other counterparties.  To the extent that the FHLBNY receives cash from the replacement trades that is less than the amount of cash deposited with the defaulting counterparty, the FHLBNY’s cash pledged as a deposit is exposed to credit risk of the defaulting counterparty.  Derivative counterparties, including the DCO, holding the FHLBNY’s cash as posted collateral, were analyzed from a credit performance perspective, and based on credit analysis and collateral requirements, the management of the FHLBNY does not anticipate any credit losses on its derivative agreements.

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$66,345,499	$714,321	$311,185
Interest rate swaps-cash flow hedges	2,039,000	19,727	62,110
Total derivatives in hedging instruments	68,384,499	734,048	373,295

Derivatives not designated as hedging instruments
Interest rate swaps	18,668,849	26,351	20,397
Interest rate caps or floors	2,698,000	3,142	—
Mortgage delivery commitments	22,652	62	12
Other (b)	318,000	5,155	4,787
Total derivatives not designated as hedging instruments	21,707,501	34,710	25,196

Total derivatives before netting, collateral adjustments and variation margin	$90,092,000	768,758	398,491
Variation margin		(222,370)	—
Total derivatives before netting and collateral adjustments		546,388	398,491
Netting adjustments and cash collateral (c)		(224,910)	(279,665)
Total derivative assets and liabilities in the Statements of Condition		$321,478	$118,826
Security collateral received from counterparty (d)		(103,921)
Net exposure		$217,557

	December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$63,333,846	$670,694	$344,126
Interest rate swaps-cash flow hedges	1,934,000	17,719	68,793
Total derivatives in hedging instruments	65,267,846	688,413	412,919

Derivatives not designated as hedging instruments
Interest rate swaps	26,125,822	27,993	26,405
Interest rate caps or floors	2,698,000	5,214	—
Mortgage delivery commitments	28,447	60	100
Other (b)	258,000	4,804	4,479
Total derivatives not designated as hedging instruments	29,110,269	38,071	30,984

Total derivatives before netting and collateral adjustments	$94,378,115	726,484	443,903
Netting adjustments and cash collateral (c)		(397,609)	(298,918)
Net after cash collateral reported on the Statements of Condition		$328,875	$144,985
Security collateral received from counterparty (d)		(104,470)
Net exposure		$224,405

(a)         All derivative assets and liabilities with swap dealers and counterparties are collateralized; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.

(b)         The Other category comprised of swaps intermediated for member, and notional amounts represent purchases by us from dealers and an offsetting purchase from us by the member.

(c)          Cash collateral and related accrued interest posted by counterparties to the FHLBNY of $171.1 million and $354.7 million at March 31, 2017 and December 31, 2016 were netted in Netting adjustments in Derivative assets; cash collateral posted by the FHLBNY of $225.9 million and $256.0 million at March 31, 2017 and December 31, 2016 were netted in Netting adjustments in Derivative liabilities.  Until December 31, 2016, variation margin on cleared derivatives were accounted as cash collateral and included in the netting adjustments.  Beginning January 1, 2017, variation margin exchanged with the CME, a DCO, is considered as a settlement of the fair value of the open derivative contract.

(d)         At March 31, 2017, counterparties had pledged U.S. government treasury security as collateral; does not include $62 thousand mortgage collateral pledged to the FHLBNY to secure delivery commitments.  At December 31, 2016, counterparties had pledged U.S. government treasury security as collateral; does not include $60.0 thousand mortgage collateral pledged to the FHLBNY to secure delivery commitments.

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

The FHLBNY has elected to measure certain debt under the accounting designation for the fair value option (“FVO”), and has executed interest rate swaps as economic hedges of the debt.  While changes in fair values of the interest rate swap and the debt elected under the FVO are recorded both recorded in earnings in Other income (loss), they are recorded as separate line items.  Changes in the fair value of the swaps are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities.  Changes in the fair value of debt and advances elected under the FVO are recorded as an Unrealized (losses) or gains from Instruments held at fair value.

Components of net gains/(losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended March 31, 2017
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$89,348	$(88,837)	$511	$(56,150)
Consolidated obligation bonds	(22,919)	21,979	(940)	10,582
Net gains (losses) related to fair value hedges	66,429	(66,858)	(429)	$(45,568)
Cash flow hedges	177		177	$(8,172)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	3,146		3,146
Caps or floors	(2,072)		(2,072)
Mortgage delivery commitments	229		229
Swaps economically hedging instruments designated under FVO	1,646		1,646
Accrued interest-swaps (a)	(2,817)		(2,817)

Net gains related to derivatives not designated as hedging instruments	132		132
Price alignment - cleared swaps settlement to market	(582)		(582)
Net gains (losses) on derivatives and hedging activities	$66,156	$(66,858)	$(702)

	Three months ended March 31, 2016
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income

Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(417,300)	$417,728	$428	$(132,577)
Consolidated obligation bonds	139,056	(139,087)	(31)	30,415
Net (losses) gains related to fair value hedges	(278,244)	278,641	397	$(102,162)
Cash flow hedges	(47)		(47)	$(9,176)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	(347)		(347)
Caps or floors	(1,828)		(1,828)
Mortgage delivery commitments	400		400
Swaps economically hedging instruments designated under FVO	6,459		6,459
Accrued interest-swaps (a)	(4,150)		(4,150)

Net gains related to derivatives not designated as hedging instruments	534		534
Net (losses) gains on derivatives and hedging activities	$(277,757)	$278,641	$884

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended March 31, 2017
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(385)	Interest Expense	$(309)	$177
Consolidated obligation discount notes (b)	10,471	Interest Expense	—	—
	$10,086		$(309)	$177

	Three months ended March 31, 2016
	AOCI
	Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(982)	Interest Expense	$(556)	$(47)
Consolidated obligation discount notes (b)	(55,891)	Interest Expense	—	—
	$(56,873)		$(556)	$(47)

(a)             Cash flow hedges of anticipated issuance of consolidated obligation bonds

Changes in period recognized in AOCI— Cash flow hedges under this hedge strategy resulted in net unrecognized losses of $0.4 million and $1.0 million in the three months ended March 31, 2017 and 2016.  There were no open contract at those dates.  Unrecognized gains and losses in AOCI are amortized and reclassified to interest income and expense with an offset to the cumulative balance in AOCI.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized gains from hedges of anticipatory issuance strategy was $2.2 million at March 31, 2017, a net unrecognized loss of $6.2 million at March 31, 2016 and a net gain of $2.3 million at December 31, 2016.  See Rollforward table below.

Amount Reclassified to Earnings — Amounts represented amortization of unrecognized losses from previously closed contracts that were recorded as a yield adjustment in interest expense and as an offset to reduce the unamortized balance in AOCI.

Ineffectiveness Recognized in Earnings — Ineffectiveness was insignificant.  Balances represented cash flow hedge ineffectiveness that were recorded in earnings in Other income as a fair value loss or gain from hedging activities (and not carried forward in AOCI).

(b)             Hedges of discount notes in rolling issuances

Changes in period recognized in AOCI — Amounts represented period-over-period change in the fair values of open swap contracts in the cash flow hedging strategy.  Open swap contracts under this strategy were notional amounts of $2.0 billion and $1.8 billion at March 31, 2017 and December 31, 2016.  The fair values changes recorded in AOCI were net unrealized gains of $10.5 million for the three months ended March 31, 2017, compared to net unrealized losses of $55.9 million for the three months ended March 31, 2016.  The cash flow hedges mitigated exposure to the variability in future cash flows over a maximum period of 15 years.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized losses from hedges of discount notes in rolling issuances was $38.8 million at March 31, 2017, $141.1 million at March 31, 2016 and $49.3 million at December 31, 2016.  For more information, see Rollforward table below.

(c)              Ineffectiveness recognized in earnings — The effective portion of the fair values of open contracts is recorded in AOCI.  Ineffectiveness is recorded in Other income as a component of derivatives and hedging gains and losses.

Cash Flow Hedges — Fair Value Changes in AOCI Rollforward Analysis (in thousands):

	March 31, 2017		December 31, 2016
	Rollover Hedge Program	Anticipatory Hedge Program	Rollover Hedge Program	Anticipatory Hedge Program

Beginning balance	$(49,312)	$2,294	$(85,222)	$(5,815)
Changes in fair values	10,471	—	35,910	—
Amount reclassified		309		2,127
Fair Value - closed contract	—	(385)	—	4,202
Fair Value - open contract	—	—	—	1,780
Ending balance	$(38,841)	$2,218	$(49,312)	$2,294

Notional amount of swaps outstanding	$2,039,000	$—	$1,839,000	$95,000

There were no material amounts that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

It is expected that over the next 12 months, $0.9 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 17.                 Fair Values of Financial Instruments.

The fair value amounts recorded on the Statements of Condition or presented in the note disclosures have been determined by the FHLBNY using available market information and best judgment of appropriate valuation methods.

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	March 31, 2017
						Netting
		Estimated Fair Value				Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$140,614	$140,614	$140,614	$—	$—	$—
Securities purchased under agreements to resell	6,610,000	6,609,952	—	6,609,952	—	—
Federal funds sold	12,808,000	12,807,999	—	12,807,999	—	—
Trading securities	30,927	30,927	—	30,927	—	—
Available-for-sale securities	665,212	665,212	44,882	620,330	—	—
Held-to-maturity securities	16,810,457	16,943,829	—	15,589,388	1,354,441	—
Advances	101,428,034	101,548,585	—	101,548,585	—	—
Mortgage loans held-for-portfolio, net	2,786,713	2,765,784	—	2,765,784	—	—
Accrued interest receivable	172,831	172,831	—	172,831	—	—
Derivative assets	321,478	321,478	—	546,388	—	(224,910)
Other financial assets	1,624	1,624	—	—	1,624	—

Liabilities
Deposits	1,288,071	1,288,041	—	1,288,041	—	—
Consolidated obligations
Bonds	86,142,490	86,074,972	—	86,074,972	—	—
Discount notes	46,162,198	46,158,297	—	46,158,297	—	—
Mandatorily redeemable capital stock	20,506	20,506	20,506	—	—	—
Accrued interest payable	145,799	145,799	—	145,799	—	—
Derivative liabilities	118,826	118,826	—	398,491	—	(279,665)
Other financial liabilities	70,802	70,802	70,802	—	—	—

	December 31, 2016
						Netting
		Estimated Fair Value				Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$151,769	$151,769	$151,769	$—	$—	$—
Securities purchased under agreements to resell	7,150,000	7,149,882	—	7,149,882	—	—
Federal funds sold	6,683,000	6,682,915	—	6,682,915	—	—
Trading securities	131,151	131,151	—	131,151	—	—
Available-for-sale securities	697,812	697,812	41,718	656,094	—	—
Held-to-maturity securities	16,022,293	16,146,971	—	14,831,668	1,315,303	—
Advances	109,256,625	109,285,876	—	109,285,876	—	—
Mortgage loans held-for-portfolio, net	2,746,559	2,730,328	—	2,730,328	—	—
Loans to other FHLBanks	255,000	254,998	—	254,998	—	—
Accrued interest receivable	163,379	163,379	—	163,379	—	—
Derivative assets	328,875	328,875	—	726,484	—	(397,609)
Other financial assets	1,653	1,653	—	—	1,653	—

Liabilities
Deposits	1,240,749	1,240,719	—	1,240,719	—	—
Consolidated obligations
Bonds	84,784,664	84,702,084	—	84,702,084	—	—
Discount notes	49,357,894	49,355,575	—	49,355,575	—	—
Mandatorily redeemable capital stock	31,435	31,435	31,435	—	—	—
Accrued interest payable	130,178	130,178	—	130,178	—	—
Derivative liabilities	144,985	144,985	—	443,903	—	(298,918)
Other financial liabilities	67,670	67,670	67,670	—	—	—

(a)         Level 3 Instruments — The fair values of non-Agency private-label MBS and housing finance agency bonds were estimated by management based on pricing services.  Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity so that the inputs may not be market based and observable.

Fair Value Hierarchy

The FHLBNY records available-for-sale securities, derivative assets, derivative liabilities, and consolidated obligations and advances elected under the FVO at fair value on a recurring basis.  On a non-recurring basis, when held-to-maturity securities are determined to be OTTI, the securities are written down to their fair values, when mortgage loans held-for-portfolio that are written down or are foreclosed as Other real estate owned (“REO”), they are recorded at the fair values of the real estate collateral supporting the mortgage loans.

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to four designated third-party pricing services, when available.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If four prices are received from the four pricing vendors, the average of the two middle prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.  In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

computed from the four pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster at March 31, 2017, each price must fall within 7 points (7 points at December 31, 2016) of the median price for residential PLMBS and within 2 points (2 points at December 31, 2016) of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At March 31, 2017 and December 31, 2016, no held-to-maturity private-label MBS was deemed OTTI that would have also required the OTTI security to be written down to its fair value.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at March 31, 2017 and December 31, 2016.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for the significance factor has been established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

The FHLBNY has elected the FVO designation for certain advances and recorded their fair values in the Statements of Condition for such advances.  The CO Curve was the primary input, which is market based and observable.  Inputs to apply spreads, which are FHLBNY specific, were not material.  Fair values were classified within Level 2 of the valuation hierarchy.

Accrued Interest Receivable and Other Assets - The estimated fair values approximate the recorded book value because of the relatively short period of time between their origination and expected realization.

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

C. Valuation Technique, Inputs and Hierarchy

The FHLBNY calculates the fair value of the entire mortgage loan portfolio using a valuation technique referred to as the “market approach”.  Loans are aggregated into synthetic pass-through securities based on product type, loan origination year, gross coupon and loan term.  The fair values are based on TBA rates (or agency commitment

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At March 31, 2017 and December 31, 2016, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At March 31, 2017 and December 31, 2016, fair values of credit impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were also considered to be observable.  During the three months ended March 31, 2017, certain loans that were delinquent for 180 days or more had been charged-off, and the loans were recorded at their fair values of $0.7 million on a non-recurring basis as a Level 2 financial instruments as significant inputs to value collateral were considered to be observable.

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

Derivative Assets and Liabilities - The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at March 31, 2017 and December 31, 2016.

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

For derivative transactions executed as a cleared derivative, the transactions are fully collateralized in cash and for the most part exchanged and settled daily with the DCO.  The FHLBNY has also established the enforceability of offsetting rights incorporated in the agreements for the cleared derivative transactions.

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at March 31, 2017 and December 31, 2016.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at March 31, 2017 and December 31, 2016, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (“ORE”) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$30,927	$—	$30,927	$—	$—
Available-for-sale securities
GSE/U.S. agency issued MBS	620,330	—	620,330	—	—
Equity and bond funds	44,882	44,882	—	—	—
Advances (to the extent FVO is elected)	4,500,587	—	4,500,587	—	—
Derivative assets (a)
Interest-rate derivatives	321,416	—	546,326	—	(224,910)
Mortgage delivery commitments	62	—	62	—	—

Total recurring fair value measurement - assets	$5,518,204	$44,882	$5,698,232	$—	$(224,910)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(6,847,460)	$—	$(6,847,460)	$—	$—
Bonds (to the extent FVO is elected) (b)	(1,432,874)	—	(1,432,874)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(118,814)	—	(398,479)	—	279,665
Mortgage delivery commitments	(12)	—	(12)	—	—

Total recurring fair value measurement - liabilities	$(8,399,160)	$—	$(8,678,825)	$—	$279,665

	December 31, 2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$30,969	$—	$30,969	$—	$—
U.S. treasury securities	100,182	—	100,182	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	656,094	—	656,094	—	—
Equity and bond funds	41,718	41,718	—	—	—
Advances (to the extent FVO is elected)	9,873,157	—	9,873,157	—	—
Derivative assets (a)
Interest-rate derivatives	328,815	—	726,424	—	(397,609)
Mortgage delivery commitments	60	—	60	—	—

Total recurring fair value measurement - assets	$11,030,995	$41,718	$11,386,886	$—	$(397,609)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(12,228,412)	$—	$(12,228,412)	$—	$—
Bonds (to the extent FVO is elected) (b)	(2,052,513)	—	(2,052,513)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(144,885)	—	(443,803)	—	298,918
Mortgage delivery commitments	(100)	—	(100)	—	—

Total recurring fair value measurement - liabilities	$(14,425,910)	$—	$(14,724,828)	$—	$298,918

(a)         Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)         Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	March 31, 2017
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$702	$—	$702	$—
Real estate owned	313	—	—	313
Total non-recurring assets at fair value	$1,015	$—	$702	$313

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$3,496	$—	$3,496	$—
Real estate owned	1,089	—	—	1,089
Total non-recurring assets at fair value	$4,585	$—	$3,496	$1,089

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — No held-to-maturity PLMBS was determined to be OTTI at March 31, 2017.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that are determined to be credit impaired are required to be recorded at their fair values in the Statements of Condition.  For more information, see Note 7.  Held-to-Maturity Securities.

Mortgage loans and “Real estate owned” — Fair values recorded on a non-recurring basis during the period ended on the reporting dates.  During the three months ended March 31, 2017, certain loans that were delinquent for 180 days or more were partially charged-off and the loans were recorded at their collateral values of $0.7 million on a non-recurring basis.  Real estate owned (“Foreclosed”) properties, with fair values of $0.3 million were recorded on a non-recurring basis during the same period.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at March 31, 2017, December 31, 2016, and March 31, 2016.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	March 31, 2017
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$9,873,157	$(2,052,513)	$(12,228,412)
New transactions elected for fair value option	5,000,000	—	(3,670,424)
Maturities and terminations	(10,369,777)	618,530	9,042,886
Net (losses) gains on financial instruments held under fair value option	(1,432)	487	2,664
Change in accrued interest/unaccreted balance	(1,361)	622	5,826

Balance, end of the period	$4,500,587	$(1,432,874)	$(6,847,460)

	December 31, 2016
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$9,532,553	$(13,320,909)	$(12,471,868)
New transactions elected for fair value option	8,304,504	(2,295,300)	(23,022,995)
Maturities and terminations	(7,979,746)	13,568,410	23,277,806
Net gains (losses) on financial instruments held under fair value option	12,744	(10,234)	(4,364)
Change in accrued interest/unaccreted balance	3,102	5,520	(6,991)

Balance, end of the period	$9,873,157	$(2,052,513)	$(12,228,412)

	March 31, 2016
	Advances	Bonds	Discount Notes
Balance, beginning of the period	$9,532,553	$(13,320,909)	$(12,471,868)
New transactions elected for fair value option	605,000	(415,000)	(5,154,772)
Maturities and terminations	(1,925,000)	3,790,000	8,129,499
Net gains (losses) on financial instruments held under fair value option	8,550	(11,332)	(6,321)
Change in accrued interest/unaccreted balance	1,689	(2,192)	5,810

Balance, end of the period	$8,222,792	$(9,959,433)	$(9,497,652)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended
	March 31, 2017
	Interest Income	Net losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$22,414	$(1,432)	$20,982

	Three months ended
	March 31, 2016
	Interest Income	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$18,116	$8,550	$26,666

	Three months ended
	March 31, 2017
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(2,594)	$487	$(2,107)
Consolidated obligation discount notes	(14,283)	2,664	(11,619)

	$(16,877)	$3,151	$(13,726)

	Three months ended
	March 31, 2016
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(8,751)	$(11,332)	$(20,083)
Consolidated obligation discount notes	(7,730)	(6,321)	(14,051)

	$(16,481)	$(17,653)	$(34,134)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	March 31, 2017
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$4,489,791	$4,500,587	$10,796

Consolidated obligation bonds (b)	$1,431,020	$1,432,874	$1,854
Consolidated obligation discount notes (c)	6,832,437	6,847,460	15,023
	$8,263,457	$8,280,334	$16,877

	December 31, 2016
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$9,859,504	$9,873,157	$13,653

Consolidated obligation bonds (b)	$2,049,550	$2,052,513	$2,963
Consolidated obligation discount notes (c)	12,204,898	12,228,412	23,514
	$14,254,448	$14,280,925	$26,477

	March 31, 2016
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$8,212,240	$8,222,792	$10,552

Consolidated obligation bonds (b)	$9,947,660	$9,959,433	$11,773
Consolidated obligation discount notes (c)	9,484,981	9,497,652	12,671
	$19,432,641	$19,457,085	$24,444

(a)         Advances — The FHLBNY has elected the FVO for certain advances, primarily short- and intermediate term floating-rate advances and intermediate-term fixed-rate advances.  The elections were made primarily as a natural fair value offset to debt elected under the FVO.

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

Note 18.                 Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of March 31, 2017 and December 31, 2016.

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

Outstanding standby letters of credit were approximately $13.6 billion and $12.8 billion as of March 31, 2017 and December 31, 2016, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were $0.8 million as of March 31, 2017 and December 31, 2016.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $22.7 million and $28.4 million of mortgage loans at March 31, 2017 and December 31, 2016.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.  The FHLBNY also has executed conditional agreements with its members in the MPF program to purchase $1.1 billion and $1.0 billion of mortgage loans at March 31, 2017 and December 31, 2016.

Advances to members — No members had conditional agreements at either March 31, 2017 or December 31, 2016 to borrow through advances with the FHLBNY.

Derivative contracts

•                  When the FHLBNY executes derivatives that are not eligible to be cleared under the CFTC rules, the FHLBNY and the swap counterparties enter into bilateral collateral agreements.

•                  When the FHLBNY executes derivatives that are eligible to be cleared, the FHLBNY and the FCMs, acting as agents of Derivative Clearing Organizations or DCOs, would enter into margin agreements.  The fair values of open derivative contracts are settled on a daily basis by the exchange of Variation margin.  In addition, the FHLBNY posts Initial margin to DCOs.

In aggregate, the FHLBNY had posted $225.9 million and $256.0 million in cash with derivative counterparties, including the DCOs at March 31, 2017 and December 31, 2016.  Further information is provided in Note 16.  Derivatives and Hedging Activities.

The following table summarizes contractual obligations and contingencies as of March 31, 2017 (in thousands):

	March 31, 2017
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$63,353,620	$16,189,485	$2,243,890	$3,919,555	$85,706,550
Consolidated obligation discount notes at par	46,206,888				46,206,888
Mandatorily redeemable capital stock (a)	1,896	12,823	469	5,318	20,506
Premises (lease obligations) (b)	3,458	9,574	9,073	52,940	75,045
Other liabilities (c)	443,808	8,346	6,580	54,355	513,089

Total contractual obligations	110,009,670	16,220,228	2,260,012	4,032,168	132,522,078

Other commitments
Standby letters of credit	13,600,406	21,001	—	—	13,621,407
Consolidated obligation bonds/discount notes traded not settled	3,171,362	—	—	—	3,171,362
Open delivery commitments (MPF)	22,652	—	—	—	22,652

Total other commitments	16,794,420	21,001	—	—	16,815,421

Total obligations and commitments	$126,804,090	$16,241,229	$2,260,012	$4,032,168	$149,337,499

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

(b)         We have executed a new lease for the New York City office that will be effective in September 2017.  The Bank plans to adopt ASU 2016-02, Leases (Topic 842) in 2019.  Upon adoption the lease obligation will be recorded in the Statements of Condition.  Until then, lease obligations will continue to be reported as commitments under existing GAAP.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Debt Assumptions and Transfers

Debt assumptions — No debt was assumed in the three months ended March 31, 2017 and in the same period in the prior year from another FHLBank.

Debt transfers — No debt was transferred in the three months ended March 31, 2017 and in the same period in the prior year to another FHLBank.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance on trade date of the change in primary obligor for the transferred debt.

Debt transfers and assumptions were in the ordinary course of the FHLBNY’s business.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of participation in the FHLBNY’s MPF loans that has remained outstanding was $14.4 million and $15.5 million at March 31, 2017 and December 31, 2016.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.6 million for the three months ended March 31, 2017, compared to $0.5 million in the same period in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At March 31, 2017 and December 31, 2016, outstanding notional amounts were $159.0 million and $129.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at March 31, 2017 and December 31, 2016 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three months ended March 31, 2017, the FHLBNY did not extend overnight loan to other Federal Home Loan Banks.  For the three months ended March 31, 2016, the FHLBNY extended overnight loans for a total of $0.3 billion to other FHLBanks.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three months ended March 31, 2017 and in the same period in the prior year, there were no borrowings from other FHLBanks.

Cash and Due from Banks

Compensating cash balances were held at Citibank, a member and stockholder of the FHLBNY.  For more information, see Note 3. Cash and Due from Banks.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize significant balances with related parties at March 31, 2017 and December 31, 2016, and transactions for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

Related Party:  Outstanding Assets, Liabilities and Capital

	March 31, 2017	December 31, 2016
	Related	Related
Assets
Advances	$101,428,034	$109,256,625
Loans to other FHLBanks	—	255,000
Accrued interest receivable	132,585	126,026

Liabilities and capital
Deposits	$1,288,071	$1,240,749
Mandatorily redeemable capital stock	20,506	31,435
Accrued interest payable	65	68
Affordable Housing Program (a)	117,812	125,062
Other liabilities (b)	70,802	67,670

Capital	$7,292,031	$7,624,081

(a)           Represents funds not yet allocated or disbursed to AHP programs.

(b)           Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense transactions

	Three months ended March 31,
	2017	2016
	Related	Related
Interest income
Advances	$316,771	$191,274
Loans to other FHLBanks	8	3

Interest expense
Deposits	$1,824	$526
Mandatorily redeemable capital stock	404	296

Service fees and other	$3,009	$2,827

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders at March 31, 2017, December 31, 2016 and March 31, 2016 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2017
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$26,550,000	26.16%	$87,587	33.61%
Metropolitan Life Insurance Company	New York	NY	14,445,000	14.23	50,622	19.43
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	11,080,600	10.92	43,970	16.87
New York Commercial Bank	Westbury	NY	273,900	0.27	954	0.37
Subtotal New York Community Bancorp, Inc.			11,354,500	11.19	44,924	17.24
HSBC Bank USA, National Association (c)	Mc Lean	VA	4,900,000	4.83	16,805	6.45
Investors Bank (b)	Short Hills	NJ	4,717,328	4.65	19,705	7.56
Valley National Bank (b)	Wayne	NJ	2,682,000	2.64	10,850	4.16
Signature Bank	New York	NY	2,535,900	2.50	7,016	2.69
AXA Equitable Life Insurance Company	New York	NY	2,511,415	2.47	10,951	4.20
New York Life Insurance Company	New York	NY	2,425,000	2.39	7,991	3.07
Sterling National Bank	Montebello	NY	2,035,000	2.00	4,146	1.59
Total			$74,156,143	73.06%	$260,597	100.00%

(a)  Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)  At March 31, 2017, officer of member bank also served on the Board of Directors of the FHLBNY.

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

(c)  For Bank membership purposes, principal place of business is New York, NY.

	March 31, 2016
				Percentage of
			Par	Total Par Value	Three Months
	City	State	Advances	of Advances	Interest Income	Percentage (a)

Citibank, N.A.	New York	NY	$14,050,000	15.84%	$29,119	13.47%
Metropolitan Life Insurance Company	New York	NY	12,570,000	14.17	53,743	24.87
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	10,321,600	11.63	42,525	19.68
New York Commercial Bank	Westbury	NY	611,500	0.69	1,495	0.69
Subtotal New York Community Bancorp, Inc.			10,933,100	12.32	44,020	20.37
HSBC Bank USA, National Association	New York	NY	6,700,000	7.55	12,058	5.58
First Niagara Bank, National Association	Buffalo	NY	4,758,500	5.36	10,115	4.68
Investors Bank (b)	Short Hills	NJ	3,389,692	3.82	16,516	7.64
Goldman Sachs Bank USA	New York	NY	2,925,000	3.30	5,695	2.64
Manufacturers and Traders Trust Company	Buffalo	NY	2,702,609	3.05	28,286	13.09
Signature Bank	New York	NY	2,300,000	2.59	6,160	2.85
Astoria Bank (b)	Lake Success	NY	2,195,000	2.47	10,401	4.81
Total			$62,523,901	70.47%	$216,113	100.00%

(a)  Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)  At March 31, 2016, officer of member bank also served on the Board of Directors of the FHLBNY.

Note 21.                                                  Subsequent Events.

On April 11, 2017, the FHLBNY and Lehman Brothers Special Financing Inc. (“Lehman”) agreed to terminate and settle the adversary proceedings in the Bankruptcy case under Chapter 11 of Title 11 of the United States Code in exchange for a payment of $70.0 million to Lehman.  The FHLBNY has incorporated the termination provision in this Form 10-Q, and a provision of $70.0 million was recorded as a charge to earnings in our Statement of Income for the three months ended March 31, 2017, and a corresponding reserve was recorded in the Statement of Condition as of March 31, 2017.  On April 18, 2017, the FHLBNY transferred $70.0 million to Lehman.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this report, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we,” “us,” “our,” “the Bank” or the “FHLBNY”), may be “forward-looking statements.”  All statements other than statements of historical fact are statements that could potentially be forward-looking statements.  These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, and housing reform legislation.  These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, the capital structure and other financial items; statements of plans or objectives for future operations; expectations of future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

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

These forward-looking statements may not be realized due to a variety of risks and uncertainties including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as other factors identified in Part I, Item 1A. Risk Factors in the Bank’s most recent Form 10-K filed on March 22, 2017.

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	57 - 58
1.1 - 1.16	Results of Operations	59 - 70
2.1	Assessments	71
3.1	Financial Condition	72
4.1 - 4.7	Advances	74 - 77
5.1 - 5.8	Investments	78 - 82
6.1 - 6.5	Mortgage Loans	83 - 84
7.1 - 7.10	Consolidated Obligations	85 - 88
8.1	Other Liabilities	88
9.1 - 9.3	Capital	88 - 89
10.1 - 10.8	Derivatives	90 - 94
11.1 - 11.3	Liquidity	95 - 96
11.4	Short-Term Debt	97

Executive Overview

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q.  For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York (“FHLBNY” or “Bank”), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent Form 10-K filed on March 22, 2017.

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

2017 Highlights

Net Income — We took a charge of $70.0 million in the 2017 first quarter to settle the long-standing dispute with Lehman Brothers Special Financing Inc. (“Lehman”) in the Chapter 11 bankruptcy proceedings.  As a result of the litigation charge, 2017 first quarter Net income was $69.6 million, and decreased by $13.8 million, or 16.6%, compared to the same quarter in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — 2017 first quarter Net interest income was $173.4 million, an increase of $46.3 million, or 36.4%, from the same quarter in the prior year.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 44 bps in the first quarter of 2017, an increase from 38 bps in the same quarter in the prior year.

In the first quarter of 2017, our LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Our overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields in the overnight markets.  While our funding costs were also higher in line with the rising rate environment, on a relative basis our cost of funding in the first quarter of 2017 benefited from favorable investor demand for Consolidated obligation discount notes and floating-rate bonds, a continuation of a favorable trend from 2016.  2017 first quarter Net interest income also benefited from higher average earning assets, which grew to $144.6 billion, up from $124.4 billion in the same quarter in the prior year.  Average advance balances were $106.5 billion in the first quarter of 2017, compared to $91.8 billion in the same quarter in 2016.

Other Income (Loss) — 2017 first quarter Other Income/(loss) reported a loss of $65.8 million, compared to a loss of $4.9 million in the same quarter in the prior year.  The Lehman settlement charge of $70.0 million was recorded in Other Income/(Loss).  Other line items were Service fees, net gains and losses from Derivatives and hedging activities, and net fair value gains and losses recorded on instruments elected under the Fair Value Option.

Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $3.3 million in the current year first quarter, compared to $3.4 million in the prior year first quarter.

Financial instruments carried at fair values reported a net valuation gain of $1.7 million in the current year first quarter, compared to a net loss of $9.1 million in the prior year first quarter.

Derivative and hedging activities reported a net loss of $0.7 million in the current year first quarter, compared to a net gain of $0.9 million in the prior year first quarter.

Other Expenses were $30.6 million in the current year first quarter, compared to $28.4 million in the prior year first quarter.  Other Expenses are Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $8.5 million in the current year first quarter, up from $7.5 million in the prior year first quarter.

•                  Compensation and benefits expenses were $18.4 million in the current year first quarter, up from $17.3 million in the prior year first quarter.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $3.8 million in the current year first quarter, compared to $3.6 million in the prior year first quarter.

AHP assessments allocated from net income were $7.8 million in the current year first quarter, compared to $9.3 million in the prior year first quarter.

Dividend payments — A quarterly cash dividend of $1.42 per share of capital (5.65% annualized) was paid in the three months ended March 31, 2017, compared to $1.17 per share of capital stock (4.65% annualized) paid in the same period in 2016.

Financial Condition — March 31, 2017 compared to December 31, 2016

Total assets decreased to $141.8 billion at March 31, 2017 from $143.6 billion at December 31, 2016, a decrease of $1.8 billion, or 1.3%.  Advances to members decreased to $101.4 billion at March 31, 2017 from $109.3 billion at December 31, 2016, a decrease of $7.8 billion, or 7.2%.

Cash at banks was $140.6 million at March 31, 2017, compared to $151.8 million at December 31, 2016.

Money Market investments at March 31, 2017 were $12.8 billion in federal funds sold and $6.6 billion in overnight resale agreements.  At December 31, 2016, money market investments were $6.7 billion in federal funds sold and $7.2 billion in overnight resale agreements.  Market yields for money market investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.

Advances — Par balances decreased at March 31, 2017 to $101.5 billion, compared to $109.2 billion at December 31, 2016.  ARC advances, which are adjustable-rate borrowings, decreased by 22.6% to $33.0 billion, compared to $42.7 billion at December 31, 2016.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 2%, is our investment profile.

In the AFS portfolio, long-term investments at March 31, 2017 were floating-rate, GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $620.3 million, compared to $656.1 million at December 31, 2016.  The FHLBNY owns a grantor trust that invests in highly-liquid, registered mutual funds, which were classified as AFS; funds were carried on the balance sheet at fair values of $44.9 million at March 31, 2017 and $41.7 million at December 31, 2016.

In the HTM portfolio, long-term investments at March 31, 2017 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities (“MBS”) and housing finance agency bonds.  Carrying values of HTM securities are reported at amortized cost adjusted for credit and non-credit OTTI.  MBS were carried at $15.7 billion at March 31, 2017 and $15.0 billion at December 31, 2016.  Private-label issued MBS were less than 2.0% of the HTM portfolio of mortgage-backed securities at March 31, 2017 and December 31, 2016.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at March 31, 2017 and December 31, 2016.

Trading securities (Securities liquidity portfolio) — In December 2016, Management approved a trading portfolio to meet short-term contingency liquidity needs.  We invested in highly liquid U.S. Treasury and GSE issued securities, which were carried at a fair value of $30.9 million at March 31, 2017.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.7 billion at March 31, 2017, slightly higher than the balance at December 31, 2016.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.

Capital ratios — Our capital position remains strong.  At March 31, 2017, actual risk-based capital was $7.4 billion, compared to required risk-based capital of $792.1 million.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at March 31, 2017 included $74.2 million as demand cash balances at the FRBNY, $67.5 million as compensating cash balances at Citibank that could be withdrawn at short notice, $19.4 billion in short-term and overnight loans in the federal funds and the repo markets, and $0.6 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — We project 2017 Net income to be a little higher than Net income earned in 2016, despite the $70.0 million provision recorded in the first quarter of 2017 for the litigation settlement with Lehman Brothers Special Financing .  We expect the favorable funding condition to continue through 2017, specifically for consolidated obligation discount notes and short and intermediate-term consolidated obligation floating-rate bonds.

Advances — We project continued strong demand from our membership and a stable book of advance business through 2017.  The pace of balance sheet growth in 2016 was primarily driven by the borrowing activities of a few large members.  We cannot predict if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity in 2017.  Three members’ advance borrowings exceeded 10.0% of total advances outstanding — Citibank, N.A. 26.2% at March 31, 2017 (30.7% at December 31, 2016), Metropolitan Life Insurance Company 14.2% at March 31, 2017 (13.2% at December 31, 2016), and New York Community Bank/New York Commercial Bank 11.2% at March 31, 2017 (10.7% at December 31, 2016).

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

Demand for FHLBank debt — Our primary source of funds is the sale of Consolidated obligations in the capital markets.  Our ability to obtain funds through the issuance of Consolidated obligations depends in part on prevailing conditions in the capital markets, which are beyond our control.  If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.  The pricing of our longer-term debt remains at levels that are still unfavorable.  To the extent we receive sub-optimal funding, our member institutions in turn may experience higher costs for advance borrowings.  To the extent the FHLBanks may not be able to issue long-term debt at economical spreads to the 3-month LIBOR, borrowing choices may also be less economical for our members, potentially affecting their demand for longer-term advances.

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

Other Developments

Puerto Rico Bankruptcy— Our district is comprised of the states of New Jersey and New York, as well as Puerto Rico and the U.S. Virgin Islands.   On May 3, 2017, the Commonwealth of Puerto Rico filed for bankruptcy protection under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act, or “PROMESA”. The FHLBNY does not own any debt issued by the government of Puerto Rico or its agencies.   In addition, lending to all FHLBNY customers, including our Puerto Rico customers, is made on a secured basis.   In this regard, we note that lending to Puerto Rico-based members was immaterial, compared to total outstanding advances as of March 31, 2017.   Based on the foregoing, we do not expect the financial condition of the government of Puerto Rico to have a material impact on the FHLBNY’s credit or business activities.

Selected Financial Data (Unaudited).

Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in millions)	2017	2016	2016	2016	2016

Investments (a)	$36,925	$30,939	$28,750	$29,988	$27,326
Advances	101,428	109,257	102,840	95,273	89,482
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,787	2,747	2,686	2,631	2,565
Total assets	141,801	143,606	134,992	128,726	119,941
Deposits and borrowings	1,288	1,241	1,574	1,365	1,066
Consolidated obligations, net
Bonds	86,143	84,785	70,695	70,900	74,927
Discount notes	46,162	49,358	54,631	49,072	36,864
Total consolidated obligations	132,305	134,143	125,326	119,972	111,791
Mandatorily redeemable capital stock	21	31	29	30	31
AHP liability	118	125	117	115	111
Capital
Capital stock	5,973	6,308	6,023	5,666	5,360
Retained earnings
Unrestricted	995	1,029	1,002	984	972
Restricted	400	383	359	338	320
Total retained earnings	1,395	1,412	1,361	1,322	1,292
Accumulated other comprehensive loss	(76)	(96)	(192)	(214)	(193)
Total capital	7,292	7,624	7,192	6,774	6,459
Equity to asset ratio (c)(j)	5.14%	5.31%	5.33%	5.26%	5.39%

	Three months ended
Statements of Condition	March 31,	December 31,	September 30,	June 30,	March 31,
Averages (See note below; dollars in millions)	2017	2016	2016	2016	2016

Investments (a)	$35,309	$30,277	$28,636	$28,782	$29,650
Advances	106,463	105,431	95,802	91,652	91,821
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,769	2,726	2,652	2,597	2,548
Total assets	145,425	139,433	128,280	124,149	125,077
Interest-bearing deposits and other borrowings	1,451	1,480	1,489	1,454	1,301
Consolidated obligations, net
Bonds	86,333	77,979	70,134	73,509	71,055
Discount notes	49,092	51,233	48,475	41,331	44,921
Total consolidated obligations	135,425	129,212	118,609	114,840	115,976
Mandatorily redeemable capital stock	23	39	20	20	19
AHP liability	122	119	114	111	112
Capital
Capital stock	6,194	6,132	5,708	5,521	5,480
Retained earnings
Unrestricted	1,021	1,000	983	968	958
Restricted	392	367	346	326	310
Total retained earnings	1,413	1,367	1,329	1,294	1,268
Accumulated other comprehensive loss	(92)	(156)	(207)	(187)	(174)
Total capital	7,515	7,343	6,830	6,628	6,574

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data (dollars in millions)	Three months ended
(except earnings and dividends per	March 31,	December 31,	September 30,	June 30,	March 31,
share, and headcount)	2017	2016	2016	2016	2016
Net income	$70	$123	$103	$92	$83
Net interest income (d)	174	160	140	129	127
Dividends paid in cash (e)	87	72	64	62	61
AHP expense	8	14	12	10	9
Return on average equity (f)(g)(j)	3.75%	6.65%	6.02%	5.56%	5.10%
Return on average assets (g)(j)	0.19%	0.35%	0.32%	0.30%	0.27%
Other non-interest (loss) income	(66)	9	3	—	(5)
Operating expenses (h)	26	28	25	24	25
Finance Agency and Office of Finance expenses	4	3	3	3	4
Total other expenses	30	31	28	27	29
Operating expenses ratio (g)(i)(j)	0.07%	0.08%	0.08%	0.08%	0.08%
Earnings per share	$1.12	$2.00	$1.81	$1.66	$1.52
Dividends per share	$1.42	$1.26	$1.18	$1.12	$1.17
Headcount (Full/part time)	296	280	282	298	280

(a)         Investments include trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         Allowances for credit losses were $1.1 million, $1.6 million, $1.4 million, $1.5 million and $1.2 million for the periods ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016.

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

(g)         Annualized

(h)         Operating expenses include Compensation and Benefits.

(i)            Operating expenses as a percentage of total average assets.

(j)            All percentage calculations are performed using amounts in thousands, and may not agree if calculations are performed using amounts in millions.

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the 2017 first quarter compared to the same quarter in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 22, 2017.

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

Summarized below are the principal components of Net income (in thousands):

Table 1.1:               Principal Components of Net Income

	Three months ended March 31,
	2017	2016

Total interest income	$459,387	$299,232
Total interest expense	285,938	172,066
Net interest income before provision for credit losses	173,449	127,166
(Reversal)/Provision for credit losses on mortgage loans	(301)	1,126
Net interest income after provision for credit losses	173,750	126,040
Total other (loss) income	(65,783)	(4,924)
Total other expenses	30,628	28,415
Income before assessments	77,339	92,701
Affordable Housing Program Assessments	7,774	9,300
Net income	$69,565	$83,401

2017 First Quarter Compared to 2016 First Quarter

Net Income — For the FHLBNY, Net income is Net interest income, minus Provisions for credit losses, Other income/(loss), Other Expenses, and Assessments for the FHLBNY’s Affordable Housing Program.  We took a charge of $70.0 million in the 2017 first quarter to settle the long-standing dispute with Lehman Brothers Special Financing Inc. (“Lehman”) in the chapter 11 bankruptcy proceedings.

As a result of the litigation charge, 2017 first quarter Net income was $69.6 million, and decreased by $13.8 million, or 16.6%, compared to the same quarter in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — 2017 first quarter Net interest income was $173.4 million, an increase of $46.3 million, or 36.4%, from the same quarter in the prior year.  Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 44 bps in the first quarter of 2017, an increase from 38 bps in the same quarter in the prior year.  Net interest income (“NII”) is typically driven by the volume of earning assets, as measured by average balances of earning assets, and the net interest spread earned in the period, prepayment fees earned when advances are early terminated by our member/borrowers could also be a significant factor.

In the first quarter of 2017, our LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Our overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments.  While our funding costs were also higher in line with the rising rate environment, on a relative basis our cost of funding in the first quarter of 2017 benefited from favorable investor demand for Consolidated obligation discount notes and floating-rate bonds, a continuation of a favorable trend from 2016.  Money market reforms, which came into effect in 2016, require money market funds to hold additional amounts of short-term investments.  Strong growth in the government fund sector of money market funds resulted in increasing demand for GSE debt, including FHLBank debt.  Strong demand enabled us to issue discount notes and shorter-term floating-rate bonds at favorable sub-LIBOR spreads or at relatively lower yields than would be possible otherwise.  2017 first quarter Net interest income also benefited from higher average earning assets, which grew to $144.6 billion, up from $124.4 billion in the same quarter in the prior year.  Average advance balances were $106.5 billion in the first quarter of 2017, compared to $91.8 billion in the same quarter in 2016.

Other Income (Loss) — 2017 first quarter Other Income/(loss) reported a loss of $65.8 million, compared to a loss of $4.9 million in the same quarter in the prior year.  The Lehman settlement charge of $70.0 million was recorded in Other Income/(Loss).  Other line items are Service fees, net gains and losses from Derivatives and hedging activities, net fair value gains and losses recorded on instruments elected under the Fair Value Option, and charges from early extinguishment of the FHLBank debt.

Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $3.3 million in the current year first quarter, compared to $3.4 million in the prior year first quarter.

Financial instruments carried at fair values reported a net valuation gain of $1.7 million in the current year first quarter, compared to a net loss of $9.1 million in the prior year first quarter.  We have elected to account for certain consolidated obligation debt and advances under the Fair Value Option (“FVO”), and for these instruments, changes in the entire fair values of the instruments are recorded through earnings.  The debt instruments elected under the FVO were medium- and short-term in duration.  Advances elected under the FVO were primarily variable rate, medium- and short-term instruments.  Inter-period fluctuations of both instruments were caused largely by gains and losses in one period followed by reversals as the instruments approached maturity.  For more information, see financial statements, Fair Value Option disclosures in Note 17.  Fair Values of Financial Instruments.  Also see, Table 1.11 Other Income (Loss) and accompanying discussions in this MD&A.

Derivative and hedging activities reported a net loss of $0.7 million in the current year first quarter, compared to a net gain of $0.9 million in the prior year first quarter.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 16.  Derivatives and Hedging Activities.  Also see Table 1.14 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions in this MD&A.

Debt repurchases and transfers.  No debt was repurchased or transferred in the first quarter of 2017; in the prior year first quarter, the category reported a loss of $0.1 million.

Other Expenses were $30.6 million in current year first quarter, compared to $28.4 million in the prior year first quarter.  Other Expenses are Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $8.5 million in the current year first quarter, up from $7.5 million in the prior year first quarter.

•                  Compensation and benefits expenses were $18.4 million in the current year first quarter, up from $17.3 million in the prior year first quarter.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $3.8 million in the current year first quarter, compared to $3.6 million in the prior year first quarter.

AHP assessments allocated from net income were $7.8 million in the current year first quarter, compared to $9.3 million in the prior year first quarter.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is our principal source of Net income.  It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

Net Interest Income — 2017 First Quarter Compared to 2016 First Quarter

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:                                       Net Interest Income

	Three months ended March 31,
			Percentage
	2017	2016	Change
Total interest income (a)	$459,387	$299,232	53.52%
Total interest expense (a)	285,938	172,066	(66.18)
Net interest income before provision for credit losses	$173,449	$127,166	36.40%

(a) Total Interest Income and Total Interest Expense — See Tables 1.7 and 1.9 and accompany discussions.

2017 first quarter Net interest income was $173.4 million, compared to $127.2 million in the same quarter in the prior year.  Period-over-period changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, the impact of market interest rates on earnings assets and funding costs, net of the impact of the interest income and expense accruals on interest rate derivatives that qualified under hedge accounting rules.  Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free capital.

Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 44 bps in the current year first quarter, 6 bps higher than the same quarter in the prior year.  Net interest margin, a measure of margin efficiency is measured as Net interest income divided by average earning assets, was 49 bps in the current year first quarter, compared to 41 bps in the same quarter in the prior year.

The significant increase in 2017 first quarter Net interest income, net spread and margin compared to the same quarter in the prior year was driven by two primary factors.  First, by the impact of higher market interest rates on interest yielding assets, specifically overnight investments (maintained for liquidity) and LIBOR indexed advances and floating-rate MBS.  And, second, by the favorable funding environment for Consolidated obligation discount notes and short-term floating-rate notes.  Increase in business volume was another factor.  Earning assets averaged $144.6 billion in the first quarter of 2017, compared to $124.4 billion in same quarter in the prior year.

Interest income from investing member capital — We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital was $7.6 billion in the first quarter of 2017, compared to $6.7 billion in the same quarter in the prior year.  In the past several years, opportunities for investing in short-term assets that met our risk/reward preferences had been limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the low prevailing overnight rates at financial institutions.  In the current year period, market yields for overnight investments have improved and the contribution to interest margin from member capital has been greater.  For more information about factors that impact Interest income and Interest expense, see Table 1.3 and discussions thereto.  Also, see Table 1.5 Spread and Yield Analysis, and Table 1.6 Rate and Volume Analysis.

Impact of qualifying hedges on Net Interest income — 2017 First Quarter Compared to 2016 First Quarter

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:                                       Net Interest Adjustments from Hedge Qualifying Interest-Rate Swaps

	Three months ended March 31,
	2017	2016

Interest Income	$515,537	$431,809
Net interest adjustment from interest rate swaps	(56,150)	(132,577)
Reported interest income	459,387	299,232

Interest Expense	288,348	193,305
Net interest adjustment from interest rate swaps and basis amortization	(2,410)	(21,239)
Reported interest expense	285,938	172,066

Net interest income	$173,449	$127,166

Net interest adjustment - interest rate swaps	$(53,740)	$(111,338)

GAAP compared to Economic — 2017 First Quarter Compared to 2016 First Quarter

Although we believe these non-GAAP financial measures used by management may enhance investor and members’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

The following table contrasts Net interest income, Net interest income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.4:                                       GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Interest Income Spread and Return on Earning Assets

	Three months ended March 31,
	2017			2016
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$173,449	0.49%	0.44%	$127,166	0.41%	0.38%
Interest (expense) income
Swaps not designated in a hedging relationship	(3,706)	(0.01)	(0.01)	(4,414)	(0.01)	(0.01)

Economic net interest income	$169,743	0.48%	0.43%	$122,752	0.40%	0.37%

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

If viewed on an economic basis, interest accruals on such interest rate swaps would have reduced net interest income by $3.7 million and $4.4 million in the first quarter of 2017 and in the same period in 2016.  From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that executes interest rate swap hedges, converting fixed-rate exposures to LIBOR exposures, or creating fixed-rate cash flows; the execution of the business model and the strategy should be considered as a relevant measure of our interest margin performance, rather than as a derivative and hedging gain or loss.

Yields and spreads are annualized.

Spread and Yield Analysis — 2017 First Quarter Compared to 2016 First Quarter

Table 1.5:                                       Spread and Yield Analysis

	Three months ended March 31,
	2017			2016
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$106,463,052	$316,771	1.21%	$91,820,627	$191,274	0.84%
Interest bearing deposits and others	235,381	35	0.06	507,032	518	0.41
Federal funds sold and other overnight funds	18,119,378	30,906	0.69	14,508,604	12,514	0.35
Investments
Trading securities	58,738	139	0.96	—	—	NM
Mortgage-backed securities
Fixed	7,595,512	58,136	3.10	7,252,765	55,370	3.07
Floating	8,293,025	26,784	1.31	6,894,631	15,560	0.91
State and local housing finance agency obligations	1,062,956	3,750	1.43	824,866	2,016	0.98
Mortgage loans held-for-portfolio	2,769,343	22,858	3.35	2,548,366	21,977	3.47
Loans to other FHLBanks	5,667	8	0.52	3,297	3	0.35

Total interest-earning assets	$144,603,052	$459,387	1.29%	$124,360,188	$299,232	0.97%

Funded By:
Consolidated obligation bonds
Fixed	$34,575,077	$108,106	1.27%	$47,562,991	$95,309	0.81%
Floating	51,757,401	98,378	0.77	23,492,012	27,052	0.46
Consolidated obligation discount notes	49,092,356	77,173	0.64	44,921,069	48,520	0.43
Interest-bearing deposits and other borrowings	1,454,820	1,877	0.52	1,319,321	889	0.27
Mandatorily redeemable capital stock	23,301	404	7.03	19,346	296	6.16

Total interest-bearing liabilities	136,902,955	285,938	0.85%	117,314,739	172,066	0.59%

Other non-interest-bearing funds	93,152	—		296,596	—
Capital	7,606,945	—		6,748,853	—

Total Funding	$144,603,052	$285,938		$124,360,188	$172,066

Net Interest Income/Spread		$173,449	0.44%		$127,166	0.38%

Net Interest Margin
(Net interest income/Earning Assets)			0.49%			0.41%

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

Rate and Volume Analysis — 2017 First Quarter Compared to 2016 First Quarter

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 1.6:                                       Rate and Volume Analysis

	For the three months ended
	March 31, 2017 vs. March 31, 2016
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$34,048	$91,449	$125,497
Interest bearing deposits and others	(185)	(298)	(483)
Federal funds sold and other overnight funds	3,731	14,661	18,392
Investments
gtTrading securities	139	—	139
Mortgage-backed securities
Fixed	2,623	143	2,766
Floating	3,591	7,633	11,224
State and local housing finance agency obligations	684	1,050	1,734
Mortgage loans held-for-portfolio	1,852	(971)	881
Loans to other FHLBanks	2	3	5

Total interest income	46,485	113,670	160,155

Interest Expense
Consolidated obligation bonds
Fixed	(30,804)	43,601	12,797
Floating	46,293	25,033	71,326
Consolidated obligation discount notes	4,853	23,800	28,653
Deposits and borrowings	100	888	988
Mandatorily redeemable capital stock	65	43	108

Total interest expense	20,507	93,365	113,872

Changes in Net Interest Income	$25,978	$20,305	$46,283

Interest Income — 2017 First Quarter Compared to 2016 First Quarter

Interest income from advances, investments in mortgage-backed securities and MPF loans are our principal sources of income.  Changes in both rate and intermediation volume (average interest-yielding assets) explain the change in the current year period from the prior year period.  Reported interest income is net of the impact of cash flows associated with interest rate swaps hedging certain fixed-rate advances that were converted to floating-rate generally indexed to short-term LIBOR.

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.7:                                       Interest Income — Principal Sources

	Three months ended March 31,
			Percentage
	2017	2016	Change
Interest Income
Advances	$316,771	$191,274	65.61%
Interest-bearing deposits	35	518	(93.24)
Securities purchased under agreements to resell	3,305	2,205	49.89
Federal funds sold	27,601	10,309	NM
Trading securities	139	—	NM
Mortgage-backed securities
Fixed	58,136	55,370	5.00
Floating	26,784	15,560	72.13
State and local housing finance agency obligations	3,750	2,016	86.01
Mortgage loans held-for-portfolio	22,858	21,977	4.01
Loans to other FHLBanks	8	3	NM

Total interest income	$459,387	$299,232	53.52%

NM — Not meaningful.

The primary factors driving changes in Interest income are summarized below:

Interest income in the first quarter of 2017 grew to $459.4 billion, yielding 129 bps, compared to $299.2 million at a yield of 97 bps in the same period in 2016.

Advance Yields and Interest income - Interest income from advances, net of the impact of interest rate hedging, is the principal source of our revenues, was $316.8 million, yielding 121 bps in the first quarter of 2017, compared to $191.3 million, at a yield of 84 bps in the same period in 2016.  The longer-term fixed-rate advances are generally hedged.  On an unhedged/unswapped basis, advances yielded 140 bps or $367.2 million in Interest income in the first quarter of 2017, compared to a yield of 142 bps, or $322.3 million in Interest income in the same period in 2016.

The higher interest rate environment in the current year quarter, specifically LIBOR, was the primary driver.  Swapped, vintage fixed-rate advances benefited from a rising LIBOR.  For such advances, fixed-rate coupons are synthetically converted to LIBOR indexed variable-rate yields.  When the 3-month LIBOR rises, interest rate swaps hedging advances generate improved the all-in-yields and cash flows for our vintage, hedged fixed-rate advances.  Variable rate advances indexed to LIBOR also benefitted from the higher LIBOR.  See Table 1.8: Impact of Interest Rate Swaps on Interest Income Earned from Advances, and accompanying discussions.

•                  Variable-rate advances (ARCs), typically indexed to LIBOR, re-price at short intervals, benefited from the rising LIBOR in the first quarter of 2017.  The average 3-month LIBOR was 107 bps in the first quarter of 2017, compared to 62 bps in the same period in 2016.  ARCs yielded 121 bps or $109.9 million in the first quarter of 2017, compared to a yield of 79 bps, or $53.5 million in the same period in 2016.

•                  Longer-term fixed-rate advances on a swapped basis yielded 122 bps or $141.3 million in the first quarter of 2017, compared to 81 bps, or $92.2 million in the same period in 2016.  On an unswapped basis, the yield was 171 bps or $197.5 million in the first quarter of 2017, compared to a yield of 198 bps, or $224.8 million in the same period in 2016.

•                  All other categories of advances, primarily Short-term advances and Overnight advances yielded 107 bps in aggregate, or $59.8 million the first quarter of 2017, compared to an aggregate yield of 96 bps, or $43.9 million in the same period in 2016.  Short-term advances and overnight advances re-price at frequent intervals (when rolled over) also benefitted from higher coupons along an upwardly sloping yield curve in the first quarter of 2017.

Federal funds and repurchase agreements - Interest income from federal funds and repurchase agreements grew to $30.9 million, yielding 69 bps in the first quarter of 2017.  Primary driver was the higher overnight and short-term rates for interbank lending and higher volume of investments, which averaged $18.1 billion in the first quarter of 2017, compared to $14.5 billion in the same period in 2016.  The comparable interest income in the same period in 2016 was $12.5 million at a yield of 35 bps.

Investment yields and interest income - Interest income from investments in mortgage-backed securities (“MBS”) in our held-to-maturity and available-for-sale portfolios were fixed- and floating-rate securities.  In total, Interest income was $84.9 million in the first quarter of 2017, compared to $70.9 million the same period in 2016.

•                  Fixed-rate MBS yielded 310 bps, or $58.1 million the first quarter of 2017, compared to a yield of 307 bps, or $55.4 million in the same period in 2016.  Higher invested balances and higher “accretable yield” on OTTI securities, were contributing factors.

•                  Floating-rate MBS yielded 131 bps, or $26.8 million in the first quarter of 2017, compared to a yield of 91 bps, or $15.6 million in the same period in 2016.  Contributing factors were higher invested balances (Average was $8.3 billion in the first quarter of 2017, up from $6.9 billion in the same quarter in 2016), and higher 1-month LIBOR.  The portfolio re-priced with the rising 1- month LIBOR, which is the primary index on the floating-rate securities.  The average 1- month LIBOR was 83 bps in the first quarter of 2017, compared to 43 bps in the same period in 2016.

Mortgage loans held-for-portfolio — Interest income has grown somewhat in the first quarter of 2017, compared to the same period in 2016; pricing has been competitive driving yield down.  The portfolio has grown a little, net of paydowns.

Impact of hedging on Interest income from advances — 2017 First Quarter Compared to 2016 First Quarter

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.8:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended March 31,
	2017	2016
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$372,921	$323,851
Net interest adjustment from interest rate swaps (a)	(56,150)	(132,577)
Total Advance interest income reported	$316,771	$191,274

(a)         Certain fixed-rate advances are hedged by the execution of interest rate swaps that created synthetic floaters (Fair value hedge).  The cash flows exchanged resulted in net interest expense charged to advance income of $56.2 million and $132.6 million in the three months ended March 31, 2017 and 2016.  A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The difference between the two cash exchanges determines the net interest adjustments, which declines as it did (favorably) in the current year period, when the pay and receive cash flows converge. The higher LIBOR level that we received in the current year period narrowed the unfavorable expense adjustment in 2017 compared to prior year period.

Interest Expense — 2017 First Quarter Compared to 2016 First Quarter

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

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.9:                                       Interest Expenses — Principal Categories

	Three months ended March 31,
			Percentage
	2017	2016	Change
Interest Expense
Consolidated obligations bonds
Fixed	$108,106	$95,309	(13.43)%
Floating	98,378	27,052	NM
Consolidated obligations discount notes	77,173	48,520	(59.05)
Deposits	1,824	526	NM
Mandatorily redeemable capital stock	404	296	(36.49)
Cash collateral held and other borrowings	53	363	85.40

Total interest expense	$285,938	$172,066	(66.18)%

NM — Not meaningful.

Consolidated Obligation debt funding costs:

While interest expense on debt has increased in a rising rate environment in the first quarter of 2017, investor demand has favorably impacted yields and pricing of CO discount notes and shorter maturity floating-rate bonds.  Sub-LIBOR spreads have widened and funding costs have been lower than otherwise achievable.  At the same time and relative to the same period in the prior year, we shifted our funding mix to greater utilization of floating-rate bonds to fund our growing book of variable-rate, LIBOR-indexed assets.

•                  Fixed-rate bonds — Typically, the longer-term fixed-rate CO bonds and bonds with call options are hedged, i.e. swapped from fixed-rate to a LIBOR-indexed variable-rate bond.  On a swapped basis, the interest expense was $108.1 million at a funding cost of 127 bps in the first quarter of 2017, compared to $95.3 million at a funding cost of 81 bps in the same period in 2016.  On an unswapped basis, interest expense was $118.7 million at a funding cost of 141 bps in the first quarter of 2017, compared to $125.7 million at a funding cost of 108 bps in the same period in 2016.  While the 3-month LIBOR was significantly higher, on average about 107 bps, compared to 62 bps in the same period in 2016, the widening spreads lowered our funding costs.

•                  Floating-rate bonds — Interest expense on floating-rate CO bond was $98.4 million at a funding cost of 77 bps in the first quarter of 2017, compared to $27.1 million at a funding cost of 46 bps in the same period in 2016.  The average outstanding balance grew to $51.8 billion in the first quarter of 2017, up from $23.5 billion in the same period in 2016.  Variable-rate balance sheet assets have increased, driving up the need for variable rate funding.  While interest expense has increased in a rising rate environment, investor demand for shorter-term floating-rate CO bonds has had a favorable impact on relative yields and pricing, making it attractive for us to fund our balance sheet assets with floaters.  That has also allowed us to diversify as a funding alternative to the issuance of discount notes.

•                  Consolidated obligation discount notes (“CO discount notes” or “discount notes”) — Interest expense on discount notes was $77.2 million at a funding cost of 64 bps in the first quarter of 2017, compared to $48.5 million at a cost of 43 bps in the same period in 2016. Cash flow hedging programs have synthetically converted the 90-day variability of cash flows on $1.9 billion of discount note yields to long-term fixed swap rates, and assure us of long-term funding at a predictable rate.  The average outstanding balance of total discount notes (swapped and unswapped) grew to $49.1 billion in the first quarter of 2017, up from $44.9 billion in the same period in 2016.  On an unswapped basis, interest expense on discount notes was a little lower, $69.0 million at a funding cost of 57 bps in the first quarter of 2017, compared to $39.3 million at a cost of 35 bps in the same period in 2016.

For more information about factors that impact Interest income and Interest expense, see Table 1.10 Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense, and accompanying discussions.

Impact of Hedging on Interest Expense on Debt — 2017 First Quarter Compared to 2016 First Quarter

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.10:                                Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended March 31,
	2017	2016
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$217,066	$152,775
Discount notes-Interest expense before adjustment for swaps	69,001	39,345
Amortization of basis adjustments	(1,037)	(669)
Net interest adjustment for interest rate swaps (a)	(1,373)	(20,570)
Total bonds and discount notes-Interest expense	$283,657	$170,881

(a)         Certain fixed-rate CO bonds are hedged by interest rate swaps that create synthetic floating-rate bonds (Fair value hedge).  Future issuances of certain CO discount note issuances are hedged by long-term interest rate swaps that create synthetic fixed-rate future cash flows (Cash flow hedge).  The cash flows exchanged in the hedging strategies resulted in net favorable interest accruals of $1.4 million and $20.6 million for the three months ended March 31, 2017 and 2016.  A fair value hedge of consolidated obligation bonds and discount notes is accomplished by the execution of interest rate swaps in which we receive fixed-rate cash flows, and pay LIBOR-indexed variable cash flows.  A cash flow hedge of discount notes is accomplished by the execution of interest rate swaps in which we pay fixed-rate cash flows, and receive LIBOR-indexed variable rate cash flows.  The difference between the receive leg and pay leg of the cash exchanges determines the net interest adjustments; such adjustments decline, as it did in the current year period when the pay and receive cash flows converge.  The higher LIBOR level that we have paid in the current year period was a primary factor that narrowed the larger favorable adjustments in the 2016 period, although in both periods the net cash flows for the FHLBNY have been generally favorable, reducing the cost of funding to a LIBOR basis on hedged debt.  If in future periods, LIBOR rises to levels above the fixed-rate contracts, the net cash flows (exchanged between the swap counterparty and the FHLBNY) would become unfavorable.

Allowance for Credit Losses — 2017 First Quarter Compared to 2016 First Quarter

•                  Mortgage loans held-for-portfolio — A net recovery of $0.3 million was recorded in the three months ended March 31, 2017.  A provision for credit allowance of $1.1 million was recorded in the first quarter of 2016; the amount included a “catch-up” adjustment due to the adoption of the loan loss migration methodology in the first quarter of 2016.

We evaluate impaired conventional mortgage loans on an individual (loan-by-loan) basis, and compare the fair values of collateral (net of liquidation costs) to recorded investment values in order to calculate/measure credit losses on impaired loans.  Loans are considered impaired when they are seriously delinquent (typically 90 days or more) or in bankruptcy or foreclosure, and loan loss allowances are computed at that point.  For such loans, the FHLBNY believes it is probable that we will be unable to collect all contractual interest and principal in accordance with the terms of the loan agreement.  We also perform a loss migration analysis to collectively measure impairment of loans that have not already been individually evaluated for impairment.  FHA/VA (Insured mortgage loans) guaranteed loans are also evaluated collectively for impairment based on the credit worthiness of the PFI.

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

Analysis of Non-Interest Income (Loss) — 2017 First Quarter Compared to 2016 First Quarter

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:                                Other Income (Loss)

	Three months ended March 31,
	2017	2016

Other income (loss):
Service fees and other (a)	$3,252	$3,426
Instruments held at fair value - Unrealized gains (losses) (b)	1,719	(9,103)
Total OTTI losses	—	(113)
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	—	105
Net impairment losses recognized in earnings (c)	—	(8)
Net realized and unrealized (losses) gains on derivatives and hedging activities (d)	(702)	884
Net losses on trading securities	(52)	—
Provision for litigation settlement on derivative contracts (e)	(70,000)	—
Losses from extinguishment of debt (f)	—	(123)
Total other (loss) income	$(65,783)	$(4,924)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, and fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fees earned from commitments and financial letters of credit, a primary component of Service fees, were $3.0 million in the first quarter of the current year, up from $2.7 million in the first quarter of the prior year.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net fair value gains of $1.7 million in the first quarter of 2017, compared to net fair value losses of $9.1 million in the first quarter of 2016.  Fluctuations in fair values were impacted by changes in the notional amounts of debt and advances elected under the FVO, the remaining duration to maturity, and changes in the term structure of the pricing curve.  For more information, see discussions below and also see financial statements, FVO disclosures in Note 17. Fair Values of Financial Instruments.

FVO Advances — Changes in fair values of advances elected under the FVO reported net losses of $1.4 million in first quarter of 2017, compared to net gains of $8.6 million in the same period in 2016.  Advances elected under the FVO were primarily adjustable rate advances (ARC advances) indexed to LIBOR.  FVO advances were all shorter-duration instruments, and interperiod fluctuations were due to instruments maturing in a period and unrealized gains and losses recorded in prior periods reversing to zero at maturity.  Decline in fair value was also attributable to decline in the notional amounts of FVO advances outstanding at March 31, 2017.

FVO Bonds — Changes in fair values of bonds elected under the FVO resulted in a net gain of $0.5 million in the three months ended March 31, 2017, compared to net losses of $11.3 million in the same period in 2016.  FVO bonds were fixed-rate with original maturities that were generally two years or less.  As bonds matured in the current year period, unrealized fair value losses recorded in a previous period reversed to zero.  Decline in fair values was also attributable to decline in the notional amounts of FVO bonds outstanding at March 31, 2017.

FVO Discount notes — Changes in fair values of discount notes elected under the FVO reported a net gain of $2.7 million in the three months ended March 31, 2017, compared to net losses of $6.3 million in the same period in 2016.  Inter-period fluctuations in fair value are very typical as discount notes mature within a year of issuance.  Discount notes issued in a quarter are likely to mature in subsequent quarters, causing previously recorded unrealized gains and losses to reverse to zero.  Decline in fair values was also attributable to decline in the notional amounts of FVO discount notes outstanding at March 31, 2017.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Cash flow analyses in the current year period reported no OTTI.  Credit OTTI charged to earnings in the same period in 2016 was de minimis.

(d)         Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 1.14 and accompanying discussions for more information.

(e)          Litigation settlement — See Financial Statements Note 21. Subsequent Events.  Also see Part II Item 1, Legal Proceedings in this Form 10-K.

(f)            Earnings Impact of Debt repurchased or transferred — No debt was repurchased or transferred in the first quarter of the current year.  Par amount of $7.9 million of CO bonds were repurchased or transferred at a loss of $0.1 million in the first quarter of the prior year.  Debt repurchased or transferred is executed at negotiated market rates.  See Table 1.12 for more information.

The following table summarizes debt repurchase and transfer activities (in thousands):

Table 1.12:                                Debt Repurchases and Transfers

	Three months ended March 31,
	2017		2016
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Extinguishment of CO Bonds	$—	$—	$7,858	$(123)

The following table summarizes unrealized and realized losses in the trading portfolio at March 31, 2017:

Table 1.13:                                Net Gains (Losses) on Trading Securities (a)

(In thousands)	March 31, 2017
Net unrealized (losses) gains on trading securities held at period-end	$(39)
Net unrealized and realized (losses) gains on trading securites sold/matured during the period	(13)
Net (losses) gains on trading securities	$(52)

(a)         Securities classified as trading are held for liquidity purposes and carried at fair value.  We record changes in the fair value of these investments through other income as net unrealized (losses) gains on trading securities.  FHFA regulations prohibit trading in or the speculative use of these instruments and limit the credit risks we have from these instruments.

Earnings Impact of Derivatives and Hedging Activities — 2017 First Quarter Compared to 2016 First Quarter

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

Generally for the FHLBNY, derivative and hedging gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Typically, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For both categories, derivatives that are standalone, and derivatives and hedged items that qualify under hedge accounting rules, fair value gains and losses are unrealized and sum to zero if held to maturity.  Interest accruals on standalone derivatives are considered as hedging gains or losses on standalone hedges, and realized at the periodic accrual settlement dates.  For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 10.1 — 10.4.

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 1.14:                                Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended March 31, 2017
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(56,150)	$—	$(85)	$10,582	$(8,172)	$—	$—	$—	$(53,825)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	511	—	—	(940)	—	—	—	—	(429)
Gains on cash flow hedges	—	—	—	177		—	—	—	177
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	11	—	—	(271)	(911)	—	—	—	(1,171)
Net gains (losses) on swaps and caps in other economic hedges	97	52	229	3,006	(73)	(2,066)	58	—	1,303
Price alignment - cleared swaps settlement to market	—	—	—	—	—	—	—	(582)	(582)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	619	52	229	1,972	(984)	(2,066)	58	(582)	(702)

Total earnings impact	$(55,531)	$52	$144	$12,554	$(9,156)	$(2,066)	$58	$(582)	$(54,527)

	Three months ended March 31, 2016
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(132,577)	$—	$(50)	$30,415	$(9,176)	$—	$—	$—	$(111,388)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses)on fair value hedges	428	—	—	(31)	—	—	—	—	397
Losses on cash flow hedges	—	—	—	(47)	—	—	—	—	(47)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(3,275)	—	—	3,433	2,151	—	—	—	2,309
Net gains (losses) on swaps and caps in other economic hedges	19	—	400	(375)	—	(1,820)	1	—	(1,775)
Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(2,828)	—	400	2,980	2,151	(1,820)	1	—	884

Total earnings impact	$(135,405)	$—	$350	$33,395	$(7,025)	$(1,820)	$1	$—	$(110,504)

(a)                   The impact of amortization/accretion and interest accruals on hedging activities (Yield adjustments) — Previously recorded hedge valuation basis on advances and debt that are no longer in a hedging relationship are amortized and recorded as a yield adjustment in the Statements of income in the same interest income or expense line as the hedged items.  Interest accrual on a swap in a qualifying hedge relationship is also recorded as a yield adjustment in the Statements of income as an Interest income or Interest expense.  Together, their impact, on net interest margin and on Net interest income was significant.  In the three months ended March 31, 2017, net swap accruals and amortization resulted in a net charge (expense) to Net interest income of $53.8 million, compared to $111.4 million in the same period in 2016.   See Table 1.8 Impact of Interest Rate Swaps on Interest Income Earned from Advances and Table 1.10 Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense for a discussion on changes period-over-period.

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

Qualifying hedging

•                        Fair value gains and losses on Fair value hedges — Fair value hedges reported relatively small hedge ineffectiveness, a net loss of $0.4 million in the three months ended March 31, 2017, compared to a net gain of $0.4 million in the same period in 2016.  The small amounts of hedge ineffectiveness were consistent with our hedging strategy of closely matching our derivatives with hedged advances and debt.

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

Standalone derivatives reported a net fair value gain of $3.8 million in the three months ended March 31, 2017, compared to a net gain of $4.9 million in the same period in 2016.

Interest accruals are also a component of derivatives and hedging activities when the swaps are designated as standalone.  Net interest accrual resulted in a net expense of $4.3 million in the three months ended March 31, 2017, compared to a net expense of $4.4 million in the same period in 2016.   When net accrual is an expense, it represents payments to swap counterparties that exceed the payments received by the FHLBNY.  Interest rate swaps in economic hedges of debt elected under the FVO were structured for us to pay LIBOR indexed cash flows and to receive fixed-rate cash flows.  Interest rate swaps in economic hedges of advances elected under the FVO were structured for us to pay fixed-rate cash flows, and in return receive variable-rate cash flows.

For more information, also see financial statements, Components of net gains and losses on derivatives and hedging activities in Note 16.  Derivatives and Hedging Activities.

Impact of Cash flow hedging on earnings and AOCI and Derivative gains and losses reclassified from AOCI to income — The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.15:                                Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended March 31,
	2017	2016
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(47,018)	$(91,037)
Net hedging transactions (a)	10,086	(56,873)
Reclassified into earnings	309	556
End of period (b)	$(36,623)	$(147,354)

(a)         Net hedging transactions represented changes in valuations recorded through AOCI.  Valuation changes resulted in a net gain of $10.1 million in the three months ended March 31, 2017, compared to net loss of $56.9 million in the same period in 2016.  Valuation gains and losses were associated with the two cash flow programs discussed below, but primarily represented changes in fair values of swaps in the discount note cash flow hedging program.  In the rising rate environment for the swap yield curve at March 31, 2017 (relative to March 31, 2016), fair values of our swaps recorded unrealized gains.

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

The two Cash Flow hedging strategies were:

Hedges of anticipated issuances of consolidated obligation bonds — From time to time, we execute interest rate swaps on the anticipated issuance of debt to “lock-in” a spread between the earning asset that is expected to settle in a future period and the cost of funding.  The swaps are structured to pay fixed-rate, receive LIBOR indexed cash flows.  Open swap contracts are valued at the end of each reporting period and fair values are recorded in the balance sheet as a derivative asset or a liability, with an offset to AOCI.  The effective portion of changes in the fair values of the swaps is recorded in AOCI.  Ineffectiveness, if any, is recorded through earnings.  In this program, the swap is typically terminated upon issuance of the debt instrument.  The termination fair value is recorded in AOCI and reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the debt that was issued.  The maximum period of time that we typically hedge our exposure to the variability in future cash flows (for forecasted transactions to issue consolidated obligation bonds) is between three and six months.

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

For more information about cash flow strategies, see financial statements, Note 16.  Derivatives and Hedging Activities.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2017 First Quarter Compared to 2016 First Quarter

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.16:                                Operating Expenses, and Compensation and Benefits

	Three months ended March 31,
	2017	Percentage of Total	2016	Percentage of Total
Operating Expenses (a)
Occupancy	$1,035	12.21%	$1,088	14.44%
Depreciation and leasehold amortization	911	10.75	887	11.77
All others (b)	6,532	77.04	5,562	73.79
Total Operating Expenses	$8,478	100.00%	$7,537	100.00%

Employee compensation	$9,911	53.94%	$9,541	55.23%
Employee benefits	8,463	46.06	7,735	44.77
Total Compensation and Benefits	$18,374	100.00%	$17,276	100.00%
Finance Agency and Office of Finance (c)	$3,776		$3,602

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

Assessments — 2017 First Quarter Compared to 2016 First Quarter

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K filed on March 22, 2017.

The following table provides roll-forward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended March 31,
	2017	2016

Beginning balance	$125,062	$113,352
Additions from current period’s assessments	7,774	9,300
Net disbursements for grants and programs	(15,024)	(11,336)
Ending balance	$117,812	$111,316

AHP assessments allocated from net income totaled $7.8 million for the quarter ending March 31, 2017, compared to $9.3 million for the same period in the prior year.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Financial Condition

Table 3.1:                                       Statements of Condition — Period-Over-Period Comparison

		December 31,	Net change in	Net change in
(Dollars in thousands)	March 31, 2017	2016	dollar amount	percentage
Assets
Cash and due from banks	$140,614	$151,769	$(11,155)	(7.35)%
Securities purchased under agreements to resell	6,610,000	7,150,000	(540,000)	(7.55)
Federal funds sold	12,808,000	6,683,000	6,125,000	91.65
Trading securities	30,927	131,151	(100,224)	(76.42)
Available-for-sale securities	665,212	697,812	(32,600)	(4.67)
Held-to-maturity securities	16,810,457	16,022,293	788,164	4.92
Advances	101,428,034	109,256,625	(7,828,591)	(7.17)
Mortgage loans held-for-portfolio	2,786,713	2,746,559	40,154	1.46
Loans to other FHLBanks	—	255,000	(255,000)	NM
Accrued interest receivable	172,831	163,379	9,452	5.79
Premises, software, and equipment	20,942	12,621	8,321	65.93
Derivative assets	321,478	328,875	(7,397)	(2.25)
Other assets	5,614	7,198	(1,584)	(22.01)

Total assets	$141,800,822	$143,606,282	$(1,805,460)	(1.26)%

Liabilities
Deposits
Interest-bearing demand	$1,231,705	$1,183,468	$48,237	4.08%
Non-interest-bearing demand	19,366	22,281	(2,915)	(13.08)
Term	37,000	35,000	2,000	5.71
Total deposits	1,288,071	1,240,749	47,322	3.81

Consolidated obligations
Bonds	86,142,490	84,784,664	1,357,826	1.60
Discount notes	46,162,198	49,357,894	(3,195,696)	(6.47)
Total consolidated obligations	132,304,688	134,142,558	(1,837,870)	(1.37)

Mandatorily redeemable capital stock	20,506	31,435	(10,929)	(34.77)

Accrued interest payable	145,799	130,178	15,621	12.00
Affordable Housing Program	117,812	125,062	(7,250)	(5.80)
Derivative liabilities	118,826	144,985	(26,159)	(18.04)
Other liabilities	513,089	167,234	345,855	NM

Total liabilities	134,508,791	135,982,201	(1,473,410)	(1.08)

Capital	7,292,031	7,624,081	(332,050)	(4.36)

Total liabilities and capital	$141,800,822	$143,606,282	$(1,805,460)	(1.26)%

NM — Not meaningful.

Balance Sheet overview March 31, 2017 and December 31, 2016

Total assets decreased to $141.8 billion at March 31, 2017 from $143.6 billion at December 31, 2016, a decrease of $1.8 billion, or 1.3%.  Advances to members decreased to $101.4 billion at March 31, 2017 from $109.3 billion at December 31, 2016, a decrease of $7.8 billion, or 7.2%.

Cash at banks was $140.6 million at March 31, 2017, compared to $151.8 million at December 31, 2016.  The cash balance at March 31, 2017, included $67.5 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes, and the remaining liquidity was at the Federal Reserve Bank of New York.

Money Market investments at March 31, 2017 were $12.8 billion in federal funds sold and $6.6 billion in overnight resale agreements.  At December 31, 2016, money market investments were $6.7 billion in federal funds and $7.2 billion in overnight resale agreements.  In prior year periods, opportunities for investing in short-term money market assets and meeting our risk/reward preferences were limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the prevailing low overnight rates at financial institutions.  Market yields for overnight and term money market investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.

Advances — Par balances decreased at March 31, 2017 to $101.5 billion, compared to $109.2 billion at December 31, 2016.  ARC advances, which are adjustable-rate borrowings, decreased by 22.6% to $33.0 billion at March 31, 2017.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 2%, is our investment profile.

In the AFS portfolio, long-term investments at March 31, 2017 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $620.3 million, compared to $656.1 million at December 31, 2016.

We own a grantor trust that invests in highly-liquid registered mutual funds that are classified as AFS; funds were carried on the balance sheet at fair values of $44.9 million at March 31, 2017 and $41.7 million at December 31, 2016.

In the HTM portfolio, long-term investments at March 31, 2017 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities (“MBS”) and housing finance agency bonds.  Carrying values of HTM securities are reported at amortized cost adjusted for credit and non-credit OTTI.  MBS were carried at $15.7 billion at March 31, 2017 and $15.0 billion at December 31, 2016.  Private-label issued MBS were less than 2.0% of the HTM portfolio of mortgage-backed securities.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at March 31, 2017 and December 31, 2016.

Trading securities (Securities liquidity portfolio) — In December 2016, Management approved a trading portfolio to meet short-term contingency liquidity needs.  We invested in highly liquid U.S. Treasury and GSE issued securities, which were carried at a fair value of $30.9 million at March 31, 2017.  We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent by liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.7 billion at March 31, 2017, slightly higher than the balance at December 31, 2016.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in the first quarter of 2017 were $68.4 million, compared to $59.3 million in the prior year same period.  Acquisitions in the first quarter of 2017 were $110.0 million, compared to $102.9 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

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

Capital ratios — Our capital position remains strong.  At March 31, 2017, actual risk-based capital was $7.4 billion, compared to required risk-based capital of $792.1 million.  To support $141.8 billion of total assets at March 31, 2017, the required minimum regulatory risk-based capital was $5.7 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $7.4 billion, exceeding required capital by $1.7 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 13.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At March 31, 2017, balance sheet leverage (based on U.S. GAAP) was 19.4 times shareholders’ equity, compared to 18.8 times at December 31, 2016.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at March 31, 2017 included $74.2 million as demand cash balances at the FRBNY, $67.5 million as compensating cash balances at Citibank that could be withdrawn at short notice, $19.4 billion in short-term and overnight loans in the federal funds and the repo markets, and $0.6 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  In December 2016, we established a trading portfolio with the primary objective of increasing our liquidity.  The trading portfolio is invested in highly-liquid U.S. Treasury bonds and GSE issued securities.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the 2017 first quarter was $29.7 billion, well in excess of the required $2.7 billion.

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

The decrease in amounts outstanding at March 31, 2017, relative to December 31, 2016 has been largely driven by decrease in adjustable-rate advances.

Table 4.1:                                       Advance Trends

Member demand for advance products

Par amount of advances outstanding was $101.5 billion at March 31, 2017, compared to $109.2 billion at December 31, 2016.  Carrying value of advances outstanding at March 31, 2017 was $101.4 billion, compared to $109.3 billion at December 31, 2016.  Carrying values included unrealized net fair value hedging basis adjustments and full fair values of advances elected under the FVO.  For advances hedged under a qualifying hedging rule, a net fair value basis adjustment loss of $87.6 million was recorded at

March 31, 2017 and a gain of $2.0 million recorded at December 31, 2016.  The basis adjustments are computed based on changes in the LIBOR benchmark rate and amortization of previously recorded basis on advances that had been de-designated in hedge relationships.  For advances elected under the fair value option (“FVO”), net unrealized valuation gains were $10.8 million at March 31, 2017 and $13.7 million at December 31, 2016.  The FVO valuations included accrued interest receivable.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.2:                                       Advances by Product Type

	March 31, 2017		December 31, 2016
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total

Adjustable Rate Credit - ARCs	$33,044,257	32.55%	$42,716,370	39.10%
Fixed Rate Advances	48,049,533	47.34	46,180,158	42.28
Short-Term Advances	10,987,575	10.82	10,831,782	9.92
Mortgage Matched Advances	390,921	0.39	407,731	0.37
Overnight & Line of Credit (OLOC) Advances	2,513,423	2.48	2,962,224	2.71
All other categories	6,519,126	6.42	6,142,727	5.62

Total par value	101,504,835	100.00%	109,240,992	100.00%

Hedge valuation basis adjustments	(87,597)		1,980
Fair value option valuation adjustments and accrued interest	10,796		13,653

Total	$101,428,034		$109,256,625

For more information about advance product types, see our most recent Form 10-K filed on March 22, 2017.

Collateral Security

Our member borrowers are required to maintain an amount of eligible collateral that adequately secures their outstanding obligations with the FHLBNY.  Eligible collateral includes: (1) one-to-four-family and multi-family mortgages; (2) Treasury and U.S. government agency securities; (3) mortgage-backed securities; and (4) certain other collateral that is real estate-related, provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in that collateral.  We also have a statutory lien priority with respect to certain member assets under the FHLBank Act as well as a claim on our capital stock held by our members.

Our loan and collateral agreement gives us a security interest in assets held by borrowers that is sufficient to cover their obligations.  We may supplement this security interest by imposing additional reporting, segregation or delivery requirements on the borrower.  We assign specific collateral requirements to a borrower, based on a number of factors.  These include, but are not limited to: (1) the borrower’s overall financial condition; (2) the degree of complexity involved in the pledging, verifying, and reporting of collateral between the borrower and us, especially when third-party pledges, custodians, outside service providers and pledges to other entities are involved; and (3) the type of collateral pledged.

In order to ensure that we have sufficient collateral to cover credit extensions, we have established a Collateral Lendable Value methodology.  This methodology determines the lendable value or amount of borrowing capacity assigned to each specific type of collateral.  Key components of the Lendable Value include measures of Market, Credit, Price Volatility and Operational Risk associated with the unique collateral types pledged to us.  Lendable Values are periodically adjusted to reflect current market and business conditions.  For more information about our practices with respect to collateral, see the Bank’s most recent Form 10-K filed on March 22, 2017.

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.3:                                       Advances by Interest-Rate Payment Terms

	March 31, 2017		December 31, 2016
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$68,401,395	67.39%	$66,458,757	60.84%
Variable-rate (b)	33,097,440	32.60	42,774,847	39.15
Variable-rate capped or floored (c)	6,000	0.01	6,000	0.01
Overdrawn demand deposit accounts	—	—	1,388	—

Total par value	101,504,835	100.00%	109,240,992	100.00%

Hedge valuation basis adjustments	(87,597)		1,980
Fair value option valuation adjustments and accrued interest	10,796		13,653

Total	$101,428,034		$109,256,625

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The presentation above includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at March 31, 2017, with only 3.7% of advances in the remaining maturity bucket of greater than 5 years (3.9% at December 31, 2016).

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.4:                                       Advances by Maturity and Yield Type

	March 31, 2017		December 31, 2016
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$32,878,371	32.39%	$30,023,712	27.49%
Due after one year	35,523,024	35.00	36,435,045	33.35
Total Fixed-rate	68,401,395	67.39	66,458,757	60.84

Variable-rate
Due in one year or less	19,009,791	18.73	20,238,586	18.52
Due after one year	14,093,649	13.88	22,543,649	20.64
Total Variable-rate	33,103,440	32.61	42,782,235	39.16
Total par value	101,504,835	100.00%	109,240,992	100.00%

Hedge valuation basis adjustments (a)	(87,597)		1,980
Fair value option valuation adjustments and accrued interest (b)	10,796		13,653
Total	$101,428,034		$109,256,625

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

(a)         Hedging valuation basis adjustments — The reported carrying value of hedged advances is adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedges of advances.  The application of this accounting methodology resulted in the recognition of unrealized hedge valuation loss of $87.6 million at March 31, 2017 and a gain of $2.0 million at December 31, 2016.  Fair value basis adjustments reported a net loss at March 31, 2017, primarily due to the steepening of the benchmark swap curve, the discounting/pricing basis for valuing hedged advances, causing fair value basis to decline in value.  When the benchmark swap rates rise or fall, the fair values of fixed-rate advances move in the opposite direction and valuation basis adjustments will decline or rise.  Unrealized gains due to fair value basis adjustments on hedged advances were almost entirely offset by net fair value unrealized losses on the derivatives hedging the advances, thereby achieving our hedging objectives of mitigating fair value basis risk.  For more information, see Table 1.14: Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type.

(b)         FVO fair values — Valuation basis adjustments are recorded to recognize changes in the entire fair values of advances elected under the FVO, including changes in accrued interest receivable.  The discounting basis for computing fair values of FVO advances is the Advance pricing curve, which is primarily derived from the FHLBNY’s cost of funds (yields paid on consolidated obligation debt).  Fair value basis of a FVO advance reflect changes in the term structure and shape of the Advance pricing curve at the measurement dates.

Valuation adjustments and interest accrued receivable together reported net increases (a gain) in the basis of advances of $10.8 million at March 31, 2017 and $13.7 million at December 31, 2016.  Accrued interest, which is included in the valuation adjustment) was $6.5 million at March 31, 2017 and $7.9 million at December 31, 2016.  Valuation adjustments, excluding accrued interest, were not significant relative to the par amounts of the FVO advance.  Advances elected under the FVO were either variable rate LIBOR indexed advances, which re-priced frequently to market indices, or fixed-rate medium- term and valuation basis remained near to par.  The notional amount of the FVO advance portfolio was $4.5 billion at March 31, 2017, compared to $9.9 billion at December 31, 2016.  We have elected the FVO on an instrument-by-instrument basis.  With respect to credit risk, we have concluded that it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider our advances to remain fully collateralized through to maturity.  For more information, see financial statements, Fair Value Option Disclosures in Note 17.  Fair Values of Financial Instruments.

Hedge volume — We hedge putable advances and certain “bullet” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when the hedge accounting provisions are operationally difficult to establish or a high degree of hedge effectiveness cannot be asserted.

The following table summarizes hedged advances by type of option feature (in thousands):

Table 4.5:                                       Hedged Advances by Type

Par Amount	March 31, 2017	December 31, 2016
Qualifying Hedges
Fixed-rate bullets (a)	$41,967,514	$38,554,066
Fixed-rate putable (b)	2,378,850	2,497,850
Fixed-rate callable	16,575	5,000
Fixed-rate with embedded cap	130,075	180,075

Total Qualifying Hedges	$44,493,014	$41,236,991

Aggregate par amount of advances hedged (c)	$44,525,442	$41,334,436
Fair value basis (Qualifying hedging adjustments)	$(87,597)	$1,980

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

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.6:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	March 31, 2017	December 31, 2016
Advances designated under FVO (a)	$4,489,791	$9,859,504

(a)   Notional amounts of advances elected under the FVO have decreased as maturing FVO advances were not replaced.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 4.7:                                       Putable and Callable Advances

	Advances
Par Amount	March 31, 2017	December 31, 2016
Putable/callable	$2,409,675	$2,517,100
No-longer putable/callable	$1,153,000	$1,088,000

Member demand has been weak for putable advances, which are typically medium- and long-term.

Investments

We maintain long-term investment portfolios, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (hereinafter referred to as “GSE-issued”).  Investments include a small portfolio of MBS issued by private enterprises, and bonds issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity resources, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings.  In December 2016, Management approved a trading portfolio, the purpose of which is to augment our liquidity needs.  Investments in the trading portfolio at March 31, 2017 were GSE issued securities that were carried at their fair values.  The Finance Agency prohibits speculative investments, but allows the designation of a trading portfolio for liquidity purposes.  We may dispose such investments if liquidity needs are met and market conditions deem the sale as advantageous.

We are subject to credit risk on our investments, generally transacted with GSEs and large financial institutions that are considered to be of investment quality.  The Finance Agency defines investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.  For more information about investment policies, restrictions and practices, see the most recent Form 10-K filed on March 22, 2017.

The following table summarizes changes in investments by categories: Trading securities, Available-for-sale securities, Held-to-maturity securities, and money market investments (Carrying values in thousands):

Table 5.1:                                       Investments by Categories

	March 31,	December 31,	Dollar	Percentage
	2017	2016	Variance	Variance

State and local housing finance agency obligations (a)	$1,124,240	$1,063,500	$60,740	5.71%
Trading securities (b)	30,927	131,151	(100,224)	(76.42)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	620,330	656,094	(35,764)	(5.45)
Held-to-maturity securities, at carrying value (c)	15,686,217	14,958,793	727,424	4.86
Total securities	17,461,714	16,809,538	652,176	3.88

Grantor trust (d)	44,882	41,718	3,164	7.58
Securities purchased under agreements to resell	6,610,000	7,150,000	(540,000)	(7.55)
Federal funds sold	12,808,000	6,683,000	6,125,000	91.65

Total investments	$36,924,596	$30,684,256	$6,240,340	20.34%

(a)         State and local housing finance agency bonds — Bonds are classified as HTM and are carried at amortized cost.  Acquisitions were $61.5 million in the first quarter of 2017.

(b)         U.S. Treasury securities and GSE securities.  Trading portfolio is for liquidity and not for speculative purposes.  We sold $100.2 million in the first quarter of 2017.

(c)          Mortgage-backed securities classified as AFS — No acquisitions were made in the first quarter of 2017.  AFS securities outstanding are GSE issued floating-rate MBS carried at fair value.  Mortgage-backed securities classified as HTM — $1.2 billion of GSE-issued MBS were acquired in the first quarter of 2017 and designated as HTM.  Approximately 98.6% of HTM mortgage-backed securities are GSE issued securities.

(d)        The grantor trust is classified as AFS.  Additional financing of $1.7 million was made to the grantor trust in 2017.  Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The fund is owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefits Equalization Pension plan.  For more information about the pension plan, see financial statements, Note 15. Employee Retirement Plans in the Bank’s most recent Form 10-K filed on March 22, 2017.

Long-Term Investment Securities

Acquisition pricing of GSE-issued MBS has remained largely unfavorable, and purchases were made only when pricing justified our risk/reward criteria.  Unpaid principal balances of investments in MBS (Investment portfolios of held-to-maturity and available-for-sale securities) were $16.3 billion at March 31, 2017, an increase of $0.7 billion (net of paydowns) compared to December 31, 2016.  By policy, we acquire only GSE-issued RMBS and CMBS.

The long-term investment securities at March 31, 2017 comprised of a portfolio of GSE-issued MBS, a small declining portfolio of vintage private label MBS, and a small portfolio of housing finance agency bonds, as summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $620.3 million at March 31, 2017, compared to $656.1 million at December 31, 2016.  Unpaid principal balances decreased by $36.9 million in the first quarter of 2017.  No acquisitions and no sales were made in the period.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at March 31, 2017 and December 31, 2016.  The AFS securities are indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  The risk arising from the capped floating-rate MBS in our portfolios of available-for-sale and held-to-maturity securities is economically hedged by $2.7 billion notional amounts of interest rate caps.  For more information about the interest rate caps, see financial statements, Note 16.  Derivatives and Hedging Activities, and Table 10.4 Derivative Hedging Strategies — Balance Sheet and Intermediation in this MD&A.  No AFS securities were determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6.  Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of portfolios of GSE issued fixed and floating-rate MBS, and a small portfolio of Private label MBS (98.6% were GSE-issued; 1.4%, PLMBS).  Securities classified as HTM are carried at amortized cost less adjustments for credit and non-credit OTTI losses and OTTI recoveries.  Unpaid principal balance of fixed-rate MBS was $7.8 billion at March 31, 2017 and $7.3 million December 31, 2016.  Acquisitions totaling $554.4 million (par amounts) were designated to the fixed-rate portfolio in the first quarter on 2017; paydowns were $103.7 million.  Unpaid principal balance of floating-rate MBS was $7.9 billion at March 31, 2017 and $7.7 billion at December 31, 2016.  In the first quarter of 2017, we acquired $671.4 million of floating-rate securities, ahead of $399.8 million in paydowns.  HTM floating-rate securities are typically indexed to the 1-month LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  As discussed in the previous bullet, the risk arising from capped AFS and HTM floating-rate securities is economically hedged by the purchased interest rate caps.  No HTM securities were determined to be OTTI at March 31, 2017.  For more information about HTM securities, see financial statements, Note 7.  Held-to-Maturity Securities.

•                  Housing finance agency bonds (“HFA bonds”), all designated as HTM, were carried at amortized cost basis of $1.1 billion at March 31, 2017 and December 31, 2016.  We acquired $61.5 million of HFA bonds in the first quarter of 2017.  HFA bonds are primarily floating rate instruments indexed to LIBOR.  No HFA bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	March 31, 2017			December 31, 2016
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,490,975	$5,506,101	75.30%	$5,144,656	$5,156,990	67.48%
Freddie Mac	10,561,653	10,669,188	144.84	10,200,222	10,294,017	133.79
Ginnie Mae	34,275	34,429	0.47	36,630	36,755	0.48
All Others - PLMBS	219,644	266,499	3.01	233,379	288,620	3.06
Non-MBS (b)	1,169,122	1,132,824	16.03	1,105,218	1,068,401	14.50

Total Investment Securities	$17,475,669	$17,609,041	239.65%	$16,720,105	$16,844,783	219.31%

Categorized as:

Available-for-Sale Securities	$665,212	$665,212		$697,812	$697,812

Held-to-Maturity Securities	$16,810,457	$16,943,829		$16,022,293	$16,146,971

(a)   Carrying values include fair values for AFS securities.

(b)   Non-MBS consists of housing finance agency bonds and a grantor trust.

(c)    Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	March 31, 2017
					Below Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Mortgage-backed securities	$1,137	$15,468,861	$133,222	$25,734	$57,263	$15,686,217
State and local housing finance agency obligations	47,800	1,047,365	29,075	—	—	1,124,240

Total Long-term securities	$48,937	$16,516,226	$162,297	$25,734	$57,263	$16,810,457

	December 31, 2016
					Below Investment
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Grade	Total

Mortgage-backed securities	$1,185	$14,729,099	$140,579	$25,805	$62,125	$14,958,793
State and local housing finance agency obligations	47,800	986,625	29,075	—	—	1,063,500

Total Long-term securities	$48,985	$15,715,724	$169,654	$25,805	$62,125	$16,022,293

See footnotes (a) and (b) under Table 5.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	March 31, 2017			December 31, 2016
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$620,330	$—	$620,330	$656,094	$—	$656,094
Other - Grantor trust (c)	—	44,882	44,882	—	41,718	41,718

Total Available-for-sale securities	$620,330	$44,882	$665,212	$656,094	$41,718	$697,812

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

(c)          Highly liquid equity and bond mutual funds, carried at net asset values (NAVs) as fair values.  We invested $1.7 million in the trust in the three months ended March 31, 2017.

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

Fair Value Levels of Investment Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at March 31, 2017 and December 31, 2016, four vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the four vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

For a comparison of carrying values and fair values of investment securities, see financial statements, Note 6. Available-for-Sale Securities and Note 7. Held-to-Maturity Securities.  For more information about the corroboration and other analytical procedures performed, see Note 17. Fair Values of Financial Instruments.

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amortized cost by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2017		December 31, 2016
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$308,161	3.22%	$101,348	3.32%
Due after one year through five years	4,979,975	2.55	4,725,921	2.52
Due after five years through ten years	6,798,954	1.87	6,602,905	1.69
Due after ten years	4,239,501	2.16	4,211,581	2.07

Total mortgage-backed securities	$16,326,591	2.18%	$15,641,755	2.05%

OTTI — Base Case and Adverse Case Scenario

We evaluated our PLMBS under a base case (or best estimate) scenario by performing a cash flow analysis for each security under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  No OTTI was recorded in the three months ended March 31, 2017.  Credit OTTI recovered in the three months ended March 31, 2017 and recorded in earnings as “accretable yield” was $2.3 million, compared to $0.8 million in the same period in 2016.  In the current year period, two securities that were previously determined to be credit impaired paid-off in full, and unamortized credit OTTI was recovered.

The results of the adverse case scenario are presented next to expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates reported below (dollars in thousands):

Table 5.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of March 31, 2017
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$12,100	$—	8	$12,100	$(41)
RMBS	Alt-A	5	3,251	—	5	3,251	(2)
HEL	Subprime	28	197,385	—	28	197,385	(509)
Manufactured Housing Loans	Subprime	2	58,150	—	2	58,150	—
Total Securities		43	$270,886	$—	43	$270,886	$(552)

		As of December 31, 2016
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$13,715	$—	8	$13,715	$(31)
RMBS	Alt-A	5	3,463	—	5	3,463	(3)
HEL	Subprime	30	214,319	—	30	214,319	(109)
Manufactured Housing Loans	Subprime	2	61,301	—	2	61,301	—
Total Securities		45	$292,798	$—	45	$292,798	$(143)

(a)           Generally, the Adverse Case is computed by stressing Credit Default Rate and Loss Severity.  Information presented is as of the period end dates.

FHLBank OTTI Governance Committee Common Platform — Consistent with the guidelines provided by the OTTI Committee, the FHLBNY has contracted with the FHLBanks of San Francisco and Chicago to perform cash flow analysis for about 50% of our non-Agency PLMBS portfolio that were possible to be cash flow tested within the Common platform.  The results were reviewed and found reasonable by the FHLBNY.  For more information about the OTTI Committee and the Common platform, see Other-Than-Temporary Impairment (“OTTI”) — Accounting and governance policies, and impairment analysis in the financial statements, Note 1. Significant Accounting Policies and Estimates in the FHLBNY’s most recent Form 10-K issued on March 22, 2017.

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a) in thousands):

Table 5.7:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	March 31, 2017			December 31, 2016
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
RMBS
Prime	$10,797	$1,303	$12,100	$12,336	$1,379	$13,715
Alt-A	2,114	1,137	3,251	2,278	1,185	3,463
Total RMBS	12,911	2,440	15,351	14,614	2,564	17,178

Home Equity Loans
Subprime	165,678	31,707	197,385	180,938	33,381	214,319

Manufactured Housing Loans
Subprime	58,150	—	58,150	61,301	—	61,301
Total UPB of private-label MBS (b)	$236,739	$34,147	$270,886	$256,853	$35,945	$292,798

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

The Finance Agency regulations also permit us to extend additional unsecured credit, which could be comprised of overnight extensions and sales of federal funds subject to continuing contract.  Our total unsecured overnight exposure to a single counterparty may not exceed twice the regulatory limit for term exposures.  We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.  We did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union in any periods in this report.  For more information about our policies and practices, see the most recent Form 10-K filed on March 22, 2017.

Securities purchased under agreement to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $6.6 billion at March 31, 2017 and $7.2 billion at December 31, 2016.  For more information, see financial statements, Note 4.  Federal Funds Sold, and Securities Purchased under Agreement to Resell.

Federal funds sold — Federal funds sold was $12.8 billion at March 31, 2017 and $6.7 billion at December 31, 2016, representing unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 5.8:                                       Trading Securities

	Trading Securities
	March 31, 2017	December 31, 2016
Par value	$30,930	$130,930
Amortized cost	$30,941	$131,009
Carrying/Fair value	$30,927	$131,151

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

Cash deposits (pledged collateral) with derivative counterparties — At March 31, 2017 and December 31, 2016, we had deposited $225.9 million and $256.0 million as pledged cash collateral or as cash margins to derivative counterparties.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  Cash posted in excess of required collateral is reported as a component of Derivative assets.

We execute derivatives with major financial institutions.  We enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analyses that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position, and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under “ISDA agreements” that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk Due to Non-performance by Counterparties in financial statements, Note 16. Derivatives and Hedging Activities.  Also see Tables 10.1 and 10.4 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.7 billion at March 31, 2017, an increase of $40.0 million (net of acquisitions and paydowns) from the balance at December 31, 2016.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years.

Mortgage Partnership Finance Program

We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institutions (“PFI”).  We may also acquire MPF loans through participations with other FHLBanks, although our current acquisition strategy is to limit acquisitions through our PFIs.  MPF loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”) or the Rural Housing Service of the Department of Agriculture (“RHS”), fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans.  The FHLBank of Chicago (“MPF Provider”) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBanks.  In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.  For more information about the MPF program, see Mortgage Loans Held-for-Portfolio in the MD&A in the Bank’s most recent Form 10-K filed on March 22, 2017.

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.1:                                       MPF by Conventional and Insured Loans

	March 31, 2017	December 31, 2016

Federal Housing Administration and Veteran Administration insured loans	$229,844	$226,504
Conventional loans	2,511,077	2,474,347
Others	—	56

Total par MPF loans	$2,740,921	$2,700,907

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

Table 6.2:                                       Roll-Forward First Loss Account (in thousands)

	Three months ended March 31,
	2017	2016

Beginning balance	$30,933	$27,107

Additions	883	328
Resets(a)	—	—
Charge-offs	(165)	90
Ending balance	$31,651	$27,525

(a)   For certain MPF products, the Credit Enhancement is periodically recalculated. If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

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

PMI is required for loans with a loan-to-value ratio greater than 80% at origination.  In addition, for certain MPF loan products, Supplemental Mortgage Insurance (“SMI”) may be required from the PFI.  Typically, the FHLBNY will pay the PFI a higher credit enhancement fee in return for the PFI taking on the additional obligation.

Table 6.3:                                       Second Losses and SMI Coverage (in thousands)

	March 31, 2017	December 31, 2016

Second Loss Position (a)	$144,379	$139,610
SMI Coverage - NY share only (b)	$12,142	$13,134
SMI Coverage - portfolio (b)	$12,383	$13,420

(a)         Increase due to increase in overall outstanding of MPF.

(b)         SMI coverage has declined since no new master commitments have been added under a MPF loan program, which requires a SMI coverage.  Additionally, certain existing SMI policies were cancelled.

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize concentrations — Geographic and PFI:

Table 6.4:                                       Geographic Concentration of MPF Loans

	March 31, 2017		December 31, 2016
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	69.0%	58.8%	69.4%	59.1%

Table 6.5:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	March 31, 2017
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$276,961	10.10%
New York Community Bank	260,404	9.50
Investors Bank	184,602	6.74
Teachers Federal Credit Union	164,921	6.02
Bethpage Federal Credit Union	144,721	5.28
All Others	1,709,312	62.36

Total	$2,740,921	100.00%

	December 31, 2016
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$281,672	10.43%
New York Community Bank	239,096	8.85
Investors Bank	179,358	6.64
Teachers Federal Credit Union	158,809	5.88
Bethpage Federal Credit Union	138,059	5.11
All Others	1,703,857	63.09

Total	$2,700,851	100.00%

Accrued interest receivable

Other assets

Accrued interest receivable was $172.8 million at March 31, 2017 and $163.4 million at December 31, 2016, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $5.6 million and $7.2 million at March 31, 2017 and December 31, 2016.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of consolidated obligation bonds (“CO bonds” or “Consolidated obligation bonds”) outstanding at March 31, 2017 was $86.1 billion (par, $85.7 billion), compared to $84.8 billion (par, $84.3 billion) at December 31, 2016.  On average, CO bonds funded 59.7% and 57.1% of earning assets in the three months ended March 31, 2017 and 2016.

A significant percentage of CO bonds was designated under a fair value accounting hedge.  Also, certain CO bonds were hedged by interest rate swaps in economic hedges.  Additionally, certain CO bonds were elected under the FVO.  Carrying values of CO bonds included valuation basis adjustments on bonds hedged under ASC 815, and on CO bonds elected under the FVO.  For more information about valuation basis adjustments, see Table 7.1.

Consolidated obligation discount notes — The carrying value of consolidated obligation discount notes outstanding was $46.2 billion at March 31, 2017 and $49.4 billion at December 31, 2016.  On average, discount notes funded 33.9% of earning assets in the three months ended March 31, 2017, compared to 36.1% in the same period in the prior year.  No discount notes had been hedged under an ASC 815 fair value accounting hedge at March 31, 2017 and December 31, 2016, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Certain discount notes were hedged under an ASC 815 cash flow accounting hedge, and are discussed in financial statements, Note 16. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  Carrying values included valuation basis adjustments on discount notes elected under the FVO.  For more information about valuation basis adjustments, see Table 7.7 Discount Notes Outstanding.

A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on our credit ratings from Nationally Recognized Rating Organizations.  Consolidated obligations of FHLBanks are rated Aaa/P-1 by Moody’s, and AA+/A-1+ by S& P.  Any rating actions on the US Government would likely result in all individual FHLBanks’ long-term deposit ratings and the FHLBank System long-term bond rating moving in lock step with any US sovereign rating action.

The issuance and servicing of consolidated obligation debt is performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency.  Each FHLBank independently determines its participation in each issuance of consolidated obligations based on, among other factors, its own funding and operating requirements, maturities, interest rates and other terms available for consolidated obligations in the market place.  The two major debt programs offered by the Office of Finance are the Global Debt Program and the TAP issue programs.  We participate in both programs.  For more information about these programs, see our most recent Form 10-K filed on March 22, 2017.

Joint and Several Liability

Although we are primarily liable for our portion of consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all the FHLBanks.  For more information, see financial statements, Note 18.  Commitments and Contingencies.

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	March 31, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$32,417,550	37.82%	$32,878,545	38.99%
Fixed-rate, callable	1,440,000	1.68	1,255,000	1.49
Step Up, callable	140,000	0.16	160,000	0.19
Single-index floating rate	51,709,000	60.34	50,034,000	59.33

Total par value	85,706,550	100.00%	84,327,545	100.00%

Bond premiums	55,023		52,336
Bond discounts	(27,959)		(28,527)
Hedge valuation basis adjustments (a)	268,037		290,016
Hedge basis adjustments on terminated hedges (b)	138,985		140,331
FVO (c) - valuation adjustments and accrued interest	1,854		2,963

Total Consolidated obligation-bonds	$86,142,490		$84,784,664

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

The application of the accounting methodology resulted in the recognition of $268.0 million in hedge valuation basis losses at March 31, 2017, compared to losses of $290.0 million at December 31, 2016.  Hedged bonds are fixed-rate liabilities, and certain CO bonds were long-term bonds issued at high coupons in prior years.  The remaining durations of the long-term bonds were significantly shorter at the balance sheet dates, and the market yields for the shorter remaining period to maturity were lower than the contractual yields, resulting in valuation losses.  Generally, hedge valuation basis are unrealized and will reverse to zero if held to their maturity or their call dates.  Valuation basis were not significant, relative to their par values, because the terms to maturity of the hedged bonds were on average short- and medium-term.  Also, see Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships.  The net unrealized cumulative losses at the hedge termination dates for such bonds are no longer adjusted for changes in the benchmark rate.  Instead, the valuation basis are amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense.  Unamortized basis adjustments on terminated hedges were losses of $139.0 million and $140.3 million at March 31, 2017 and December 31, 2016.  If the CO bonds are held to maturity, the basis losses will be amortized to zero.

(c)          FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire fair values of CO bonds elected under the FVO, including accrued interest payable.  Valuation adjustments and interest accrued payable together reported a net increase in liability of $1.9 million at March 31, 2017 and $3.0 million at December 31, 2016.

The discounting basis for computing the change in fair value basis of bonds elected under the FVO is the observable (FHLBank) CO bond yield curve.  All FVO bonds are short- and medium-term, and fluctuations in their valuations, were not significant as the bonds re-price relatively frequently to market indices, remaining near to par, although there could be inter-period volatility over their life cycle.

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

	Consolidated Obligation Bonds
Par Amount	March 31, 2017	December 31, 2016
Qualifying Hedges
Fixed-rate bullet bonds	$21,472,485	$21,696,855
Fixed-rate callable bonds	380,000	400,000
	$21,852,485	$22,096,855

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

	Consolidated Obligation Bonds
Par Amount	March 31, 2017	December 31, 2016
Bonds designated under FVO	$1,431,020	$2,049,550

CO bonds elected under the FVO were generally in economic hedges by the execution of interest rate swaps that converted the fixed-rate advance to a variable-rate instrument.  Election of short-term bonds under the FVO has largely been in parallel with the election of advances under the FVO as a natural fair value offset.  We elected to account for the bonds under the FVO when we were generally unable to assert with confidence that the short- and intermediate-term bonds, or callable bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules.  We opted instead to elect to hedge such FVO bonds on an economic basis with an interest rate swap.  Table 7.4 below provides more information.  Also, see financial statements, Fair Value Option disclosures in Note 17.  Fair Values of Financial Instruments.

Table 7.4:                                       Economic Hedged Bonds

(Excludes consolidated obligation bonds elected under the FVO and in an economic hedge)

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

	Consolidated Obligation Bonds
Par Amount	March 31, 2017	December 31, 2016
Bonds designated as economically hedged
Floating-rate bonds (a)	$9,200,000	$10,225,000

(a)         Floating-rate debt — Floating-rate bonds were indexed to 1-month LIBOR and swapped in economic hedges to 3-month LIBOR with the execution of basis swaps.  Issuances of floating-rate bonds decreased, primarily in line with decline in adjustable-rate advances (ARC advances).

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	March 31, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$64,703,620	75.49%	$56,586,690	67.10%
Due or callable after one year through two years	13,635,015	15.92	19,523,965	23.16
Due or callable after two years through three years	2,324,470	2.71	3,206,095	3.80
Due or callable after three years through four years	945,335	1.10	1,035,175	1.23
Due or callable after four years through five years	993,555	1.16	845,320	1.00
Thereafter	3,104,555	3.62	3,130,300	3.71

Total par value	85,706,550	100.00%	84,327,545	100.00%

Bond premiums	55,023		52,336
Bond discounts	(27,959)		(28,527)
Hedge valuation basis adjustments	268,037		290,016
Hedge basis adjustments on terminated hedges	138,985		140,331
FVO - valuation adjustments and accrued interest	1,854		2,963

Total bonds	$86,142,490		$84,784,664

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable Bonds

	March 31, 2017	December 31, 2016
Callable	$1,580,000	$1,415,000
Non-Callable	$84,126,550	$82,912,545

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	March 31, 2017	December 31, 2016

Par value	$46,206,888	$49,392,445
Amortized cost	$46,147,174	$49,334,380
FVO (a) - valuation adjustments and remaining accretion	15,024	23,514
Total discount notes	$46,162,198	$49,357,894

Weighted average interest rate	0.63%	0.48%

(a)         Valuation basis adjustments, including unaccreted discounts, that were recorded to recognize changes in the entire fair values of CO discount notes elected under the FV, were net liability amounts of $15.0 million at March 31, 2017, and $23.5 million at December 31, 2016.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  If held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	March 31, 2017	December 31, 2016
Discount notes designated under FVO (a)	$6,832,436	$12,204,898

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.  For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2017	December 31, 2016
Discount notes hedged under qualifying hedge (a)	$2,039,000	$1,839,000

(a)         Par amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence typically for periods up to 15 years.  In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives.  For more information, see financial statements, Cash Flow Hedges in Note 16. Derivatives and Hedging Activities.

The following table summarizes economic hedges of discount notes (in thousands):

Table 7.10:                                Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	March 31, 2017	December 31, 2016
Discount notes designated as economic hedges (a)	$998,034	$994,000

(a)         Economic hedges of discount notes— We issue fixed rate discount note and convert cash flows to LIBOR to mitigate the economic risk of fixed-rate expenses.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $145.8 million at March 31, 2017 and $130.2 million at December 31, 2016.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities

Table 8.1:             Other Liabilities

The following table summarizes other liabilities (in thousands):

	March 31, 2017	December 31, 2016
Other liabilities
Lehman litigation settlement (a)	$70,000	$—
Trades not settled (b)	270,565	—
Other (c)	172,524	167,234
Total other liabilities	$513,089	$167,234

(a)               The FHLBNY agreed to settle on April 11, 2017, a long-standing dispute with Lehman Brothers Special Financing Inc. (“Lehman”) in exchange for a payment of $70.0 million in favor of Lehman.  The payment was made on April 18, 2017.  For more information about the dispute, see Note 18 Commitments and Contingencies in the FHLBNY’s most recent Form 10-K filed on March 22, 2017.  Also see Note 21 Subsequent Events in this Form 10-Q.

(b)               Represents payments due on securities purchased and not settled.

(c)                The category Other comprised of unfunded pension liabilities, pass-thru reserves held on behalf of members at the Federal Reserve Bank of New York, commitments and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 9.1:                                       Stockholders’ Capital

	March 31, 2017	December 31, 2016
Capital Stock (a)	$5,973,801	$6,307,766
Unrestricted retained earnings (b)	994,457	1,028,674
Restricted retained earnings (c)	400,120	383,291
Accumulated Other Comprehensive Loss	(76,347)	(95,650)

Total Capital	$7,292,031	$7,624,081

(a)         Stockholders’ Capital — Capital stock decreased in line with the decrease in advances borrowed.  When an advance matures or is prepaid, the excess capital stock is re-purchased by the FHLBNY.  When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.  For more information about activity and membership stock, see Note 13.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings in the FHLBNY’s most recent Form 10-K filed on March 22, 2017.

(b)         Unrestricted retained earnings — Net Income for the three months ended March 31, 2017 was $69.6 million; $16.8 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $87.0 million to members as dividends in the three months ended March 31, 2017.  As a result, Unrestricted retained earnings decreased by $34.2 million to $994.5 million at March 31, 2017.

(c)          Restricted retained earnings — Restricted retained earning balance at March 31, 2017 has grown to $400.1 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 9.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	March 31, 2017	December 31, 2016

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(24,370)	$(30,234)
Net unrealized gains on available-for-sale securities (b)	6,928	4,224
Net unrealized losses on hedging activities (c)	(36,623)	(47,018)
Employee supplemental retirement plans (d)	(22,282)	(22,622)
Total Accumulated other comprehensive loss	$(76,347)	$(95,650)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at March 31, 2017, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities), and no additional OTTI in the period.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and the grantor trust fund classified as available-for-sale.  The valuation of MBS in the AFS portfolio were substantially in unrealized gain positions at March 31, 2017 and December 31, 2016.

(c)          Cash flow hedge valuation losses — Cumulative fair value losses from the two cash flow hedging strategies were $36.6 million and $47.0 million at March 31, 2017 and December 31, 2016.  Financial statements, Note 16.  Derivatives and Hedging Activities, includes a rollforward analysis, which provides more information with respect to changes in AOCI.

(d)         Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.  Amounts are amortized as an expense through Compensation and benefits over an actuarially determined period.  For more information, see financial statements, Note 15.  Employee Retirement Plans in the FHLBNY’s most recent Form 10-K filed on March 22, 2017.

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

The following table summarizes dividends paid and payout ratios:

Table 9.3:                                       Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2017	March 31, 2016
Cash dividends paid per share	$1.42	$1.17
Dividends paid (a) (c)	$86,953	$61,348
Pay-out ratio (b)	125.00%	73.56%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of March 31, 2017 and December 31, 2016:

Table 10.1:                                Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Economic Hedge of Fair Value Risk	$12	$77
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Economic Hedge of Fair Value Risk	$14	$14
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to a LIBOR adjustable rate	Fair Value Hedge	$130	$180
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate on a fixed rate advance to a LIBOR floating rate callable advance	Fair Value Hedge	$17	$5
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate putable advance	Fair Value Hedge	$2,379	$2,498
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate on a fixed rate advance to a LIBOR floating rate no-longer putable advance	Fair Value Hedge	$1,153	$1,088
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate on a fixed rate advance to a LIBOR floating rate non-putable advance	Fair Value Hedge	$40,814	$37,466
Purchased interest rate options	To offset interest rate options in variable rate advance	Economic Hedge of Fair Value Risk	$6	$6
Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate non-putable advance converted to a LIBOR floating rate; matched to non-putable advance accounted for under fair value option	Fair Value Option	$150	$430

Table 10.2:                                Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate callable bond	Fair Value Hedge	$380	$400
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate no-longer callable	Fair Value Hedge	$115	$120
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond debt to a LIBOR floating rate non-callable	Fair Value Hedge	$21,357	$21,577
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to the OIS indexed floating rate	Economic Hedge of Fair Value Risk	$998	$—
Receive fixed, pay floating interest rate swap	To convert the fixed rate consolidated obligation discount note debt to a LIBOR floating rate	Economic Hedge of Fair Value Risk	$—	$994
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond debt.	Cash flow hedge	$—	$95
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note debt.	Cash flow hedge	$2,039	$1,839
Basis swap	To convert 1M LIBOR index to 3M LIBOR to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$9,200	$10,225
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable bond converted to a LIBOR floating rate; matched to callable bond accounted for under fair value option	Fair Value Option	$30	$30
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate non-callable bond converted to a LIBOR floating rate; matched to non-callable bond accounted for under fair value option	Fair Value Option	$1,401	$2,020
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to a LIBOR floating rate; matched to discount note accounted for under fair value option	Fair Value Option	$6,832	$12,205

Table 10.3:                                Derivative Hedging Strategies — Economic hedges of Trading Securities

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Pay fixed, receive OIS index interest rate swaps	To convert fixed rate on fixed rate trading securities to the OIS indexed floating-rate.	Economic Hedge	$31	$131

Table 10.4:                                Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	March 31, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions- interest rate swaps and caps	To offset interest rate swaps and caps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$318	$258

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 10.5:              Derivatives Financial Instruments by Product

	March 31, 2017		December 31, 2016
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$44,493,014	$86,537	$41,236,991	$(3,676)
Consolidated obligation fair value hedges	21,852,485	270,892	22,096,855	293,821
Cash Flow-anticipated transactions	2,039,000	(38,842)	1,934,000	(47,533)
Derivatives not designated as hedging instruments (b)
Advances hedges	32,429	(348)	97,445	(372)
Trading securities	30,930	59	130,930	41
Consolidated obligation hedges	10,198,034	3,196	11,219,000	(573)
Mortgage delivery commitments	22,652	50	28,447	(40)
Balance sheet	2,692,000	3,134	2,692,000	5,200
Intermediary positions hedges	318,000	362	258,000	319
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	150,000	14	430,000	62
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligation bonds	1,431,020	(1,307)	2,049,550	(1,490)
Interest rate swaps-consolidated obligation discount notes	6,832,436	(2,017)	12,204,897	(3,528)

Total notional and fair values excluding variation margin	$90,092,000	$321,730	$94,378,115	$242,231

Variation margin (Note 1)		(222,370)		—

Total derivatives fair values excluding accrued interest		$99,360		$242,231

Cash collateral pledged to counterparties (d)		225,873		255,967
Cash collateral received from counterparties		(171,119)		(354,658)
Accrued interest		48,538		40,350

Derivative balance net of cash collateral and variation margin		$202,652		$183,890
Statements of Condition balances
Net derivative asset balance (d), (e)		$321,478		$328,875
Net derivative liability balance (e)		(118,826)		(144,985)

Derivative balance net of cash collateral		$202,652		$183,890

Non-cash collateral

Security collateral received from counterparty (f)		(103,921)		(104,470)

Net exposure from (to) counterparties		$98,731		$79,420

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Net derivative asset balances at March 31, 2017 and December 31, 2016 included $210.0 million and $218.9 million of excess cash collateral/margins posted by the FHLBNY to derivative counterparties.  Excess margins were largely the initial margins posted to Derivative Clearing Organizations in compliance with rules for cleared swaps.

(e)          Statements of condition

(f)            Counterparty has pledged U.S. treasury security as collateral

Note 1            Variation margin exchanged with the CME, a DCO, is considered the settlement amount of cleared derivative.  Beginning in the first quarter of 2017, the amount is considered the settlement of the fair value of the cleared derivative itself, and not collateral as was previously classified.  The variation margin exchanged is reported as a reduction of the fair values of open cleared contracts.

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

Risk mitigation — We attempt to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-quality credit ratings that meet our credit quality standards.  Annually, our management and Board of Directors review and approve all non-member derivative counterparties.  We monitor counterparties on an ongoing basis for significant business events, including ratings actions taken by Nationally Recognized Statistical Rating Organizations (“NRSRO”).  All approved derivatives counterparties must enter into a master ISDA agreement with our bank before we execute a trade through that counterparty.  In addition, for all bilateral OTC derivatives, we have executed the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds.  For Cleared-OTC derivatives, margin requirements are mandated under the Dodd-Frank Act.  We believe that such arrangements - margin requirements, the selection of experienced, highly-rated counterparties and ongoing monitoring - have sufficiently mitigated our exposures, and we do not anticipate any credit losses on derivative contracts.

Derivatives Counterparty Credit Ratings

With certain counterparties, specifically the derivative central clearing organizations, we post initial margin in addition to variation margin.  Together, it typically results in excess cash collateral posted by the FHLBNY.  We consider the excess collateral as our derivative exposure.  In such instances, the “Net Derivatives Fair Values before Collateral” may be negative (DCOs are exposed).  However, after including excess cash margins, the FHLBNY is exposed.

The following table summarizes notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the counterparties were in gain positions, the fair values and notional amounts are grouped together (in thousands):

Table 10.6:                                Derivatives Counterparty Credit Ratings

	March 31, 2017
Credit Rating	Notional Amount	Net Derivatives Fair Value in a Net Asset Position Before Collateral & Variation Margin (e)	Cash Collateral and Variation Margin Pledged To (From) Counterparties (a) (e)	Initial Margin Pledged to Derivative Clearing Organizations	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A (c)	$2,245,433	$144,077	$(30,500)	$—	$113,577	$(103,921)	$9,656
Single-A (c)	507,916	—	195	—	195	—	195
Cleared derivatives (d)	76,949,541	360,855	(362,989)	209,790	207,656	—	207,656

Total derivative positions with non-member counterparties to which the Bank had credit exposure	79,702,890	504,932	(393,294)	209,790	321,428	(103,921)	217,507
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	159,000	—	—	—	—	—	—

Delivery Commitments
Derivative position with delivery commitments	22,652	50	—	—	50	(50)	—

Total derivative position with members	181,652	50	—	—	50	(50)	—

Derivative positions with credit exposure	79,884,542	$504,982	$(393,294)	$209,790	$321,478	$(103,971)	$217,507
		—
Derivative positions without fair value credit exposure	10,207,458
Total notional	$90,092,000

	December 31, 2016
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Initial Margin Pledged to Derivative Clearing Organizations	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A (C)	$2,100,433	$146,316	$(33,600)	$—	$112,716	$(104,470)	$8,246
Single-A (C)	559,110	—	65	—	65		65
Cleared derivatives (d)	81,202,783	318,341	(321,058)	218,811	216,094	—	216,094

Total derivative positions with non-member counterparties to which the Bank had credit exposure	83,862,326	464,657	(354,593)	218,811	328,875	(104,470)	224,405
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	129,000	—	—	—	—	—	—

Delivery Commitments
Derivative position with delivery commitments	28,447	—	—	—	—	—	—

Total derivative position with members	157,447	—	—	—	—	—	—

Derivative positions with credit exposure	84,019,773	$464,657	$(354,593)	$218,811	$328,875	$(104,470)	$224,405
					—
Derivative positions without fair value credit exposure	10,358,342
Total notional	$94,378,115

(a)    Includes excess margins posted to counterparties and to a Derivative Clearing Organization; excess margin/cash collateral are classified as a component of derivative assets, as they represent for us a receivable and an exposure.

(b)    Members pledged non-cash collateral to fully collateralize their exposures.  Non-cash collateral is not deducted from net derivative assets on the balance sheet as the counterparty retains control. .

(c)    NRSRO Ratings.

(d)    Net exposure includes excess cash margins posted to derivative clearing organizations (DCOs) on cleared derivatives primarily in the form of “Initial Margin”.

(e)    Variation margin exchanged with the CME, a DCO, is considered the settlement amount of cleared derivative.  Beginning in the first quarter of 2017, the amount is considered the settlement of the fair value of the cleared derivative itself, and not collateral as was previously classified.  The variation margin exchanged is reported as a reduction of the fair values of open cleared contracts.

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) derivatives were $13.2 billion at March 31, 2017 and $13.1 billion at December 31, 2016.  For bilaterally executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  We do not expect to post additional collateral.  We are rated AA+/stable by S&P’s and Aaa/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared derivatives were $76.9 billion at March 31, 2017 and $81.2 billion at December 31, 2016.  For cleared OTC derivatives, margin requirements are determined by the DCO based on the volatility of the exposure, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at any periods in this report.

Collateral and margin posted — Cash collateral of $225.9 million and $256.0 million was posted to DCOs and swap counterparties at March 31, 2017 and December 31, 2016.  Cash collateral was primarily initial margins posted to clearing agents on behalf of DCOs on cleared derivatives.  Variation margins (“VM”) were also exchanged daily between the DCO and the FHLBNY through FCMs.  Beginning January 1, 2017, VM exchanged with the Chicago Mercantile Exchange (CME) is considered a settlement of the fair value of the open cleared contract itself.  Prior to January 1, 2017, VM exchanged with the CME was considered collateral.  VM exchanged with the London Clearing House (‘‘LCH”) is also considered collateral.

After posting cash collateral, the fair values of our derivative instruments in net liability positions were approximately $118.8 million and $145.0 million at March 31, 2017 and December 31, 2016.  Amounts represented the exposures facing the swap counterparties in the event of non-performance by the FHLBNY to the swap contracts.

On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $15.2 million at March 31, 2017 and $20.3 million at December 31, 2016.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates for open uncleared derivatives.  For cleared derivatives, neither our GSE status or bilateral threshold agreements apply; margin requirements are computed by the DCO based on fair values of open contracts and the volatility of the fair values.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional amounts and fair values by country of incorporation (dollars in thousands):

Table 10.7:                                FHLBNY Exposure Concentration (a)

		March 31, 2017
	Ultimate Country	Notional	Percentage	Net Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparty (ies)	U.S.A. (c)	$79,194,974	87.90%	$321,233	99.92%
Counterparty (ies)	Switzerland	507,916	0.56	195	0.06
Delivery Commitments	U.S.A.	22,652	0.03	50	0.02

Total Credit Exposure (Fair values, net) - Balance sheet assets		79,725,542	88.49	$321,478	100.00%

Security collateral received from counterparty	U.S.A.			(103,921)

				$217,557

Counterparties (Liability position)				Fair Value

Counterparty (ies)	U.S.A.	7,912,504	8.78	$(92,715)
Counterparty (ies)	United Kingdom	1,187,954	1.32	(4,471)
Counterparty (ies)	Germany	786,000	0.87	(16,394)
Counterparty (ies)	France	315,000	0.35	(1,269)
Members	U.S.A.	159,000	0.18	(3,873)
Counterparty (ies)	Canada	6,000	0.01	(104)
		10,366,458	11.51	$(118,826)

Total notional		$90,092,000	100.00%

		December 31, 2016
	Ultimate Country	Notional	Percentage	Net Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total

Counterparty (ies)	U.S.A. (c)	$83,303,216	88.26%	$328,810	99.98%
Counterparty (ies)	Switzerland	559,110	0.59	65	0.02

Total Credit Exposure (Fair values, net) - Balance sheet assets		83,862,326	88.85	$328,875	100.00%

Security collateral received from counterparty	U.S.A.			(104,470)

				$224,405

Counterparties (Liability position)				Fair Value

Counterparty (ies)	U.S.A.	8,023,974	8.50	$(113,609)
Counterparty (ies)	United Kingdom	1,224,368	1.30	(5,783)
Counterparty (ies)	Germany	789,000	0.84	(19,967)
Counterparty (ies)	France	315,000	0.33	(1,784)
Member and Delivery Commitments	U.S.A.	157,447	0.17	(3,694)
Counterparty (ies)	Canada	6,000	0.01	(148)
		10,515,789	11.15	$(144,985)

Total notional		$94,378,115	100.00%

(a)   Notional concentration — Concentration is measured by fair value exposure and not by notional amounts.  Fair values for derivative contracts in a gain position represent the credit exposure we face due to potential non-performance of the derivative counterparty.  For such transactions, the FHLBNY’s potential exposure would be our inability to replace the contracts at a value that would be equal to or greater than the cash posted to the defaulting counterparty.  For derivative contracts that were in a liability position, the swap counterparties were exposed to a default or non-performance by the FHLBNY.

(b)   Country of incorporation is based on domicile of the ultimate parent company.

(c)          Includes cleared swaps at Derivative clearing organizations — notional amounts were $76.9 billion at March 31, 2017 and $81.2 billion at December 31, 2016.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 10.8:                                Notional and Fair Value by Contractual Maturity

	March 31, 2017		December 31, 2016
	Notional	Fair Value (a)	Notional	Fair Value (a)

Maturity less than one year	$41,350,447	$(35,207)	$43,199,884	$(29,164)
Maturity from one year to less than three years	34,826,732	38,538	36,135,883	(28,896)
Maturity from three years to less than five years	8,540,873	(52,262)	9,259,611	(67,329)
Maturity from five years or greater	5,351,296	370,611	5,754,290	367,660
Delivery Commitments	22,652	50	28,447	(40)
	$90,092,000	$321,730	$94,378,115	$242,231

Variation Margin (b)		(222,370)
Total derivatives excluding accrued interest		$99,360

(a) Derivative fair values were in a net asset position at Mach 31, 2017 and December 31, 2016.

(b) Variation margin (“VM”) on cleared derivatives with the CME is a settlement of the fair value of an open contract itself; VM is reported as a reduction of the fair value outstanding.

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

Table 11.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
March 31, 2017	$1,479	$102,549	$101,070
December 31, 2016	1,509	100,524	99,015
September 30, 2016	1,517	90,562	89,045
June 30, 2016	1,475	86,688	85,213
March 31, 2016	1,318	87,098	85,780

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

The following table summarizes excess operational liquidity (in millions):

Table 11.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
March 31, 2017	$6,482	$32,222	$25,740
December 31, 2016	4,785	28,090	23,305
September 30, 2016	5,704	26,892	21,188
June 30, 2016	6,958	27,132	20,174
March 31, 2016	6,375	28,902	22,527

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

The following table summarizes excess contingency liquidity (in millions):

Table 11.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
March 31, 2017	$2,693	$29,681	$26,988
December 31, 2016	2,431	26,291	23,860
September 30, 2016	2,391	25,598	23,207
June 30, 2016	2,234	26,511	24,277
March 31, 2016	2,574	28,515	25,941

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

Cash flows

Cash and due from banks was $140.6 million at March 31, 2017 and $151.8 million at December 31, 2016.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities in the three months ended March 31, 2017 was $144.5 million and $109.4 million in the same period in the prior year.  By way of comparison, Net income was $69.6 million in the three months ended March 31, 2017 and $83.4 million in the same period in the prior year.

Net cash flows provided by operating activities were higher than Net income in the three months ended March 31, 2017 primarily due to provision for litigation settlement of $70.0 million (not settled until after the first quarter), and adjustments for non-cash fair value adjustments on derivatives and hedging activities of $12.9 million.

Cash flows provided by investing activities — Investing activities resulted in $2.0 billion in favorable net cash inflows in the three months ended March 31, 2017, compared to $3.5 billion in net cash inflows in the same period in 2016.  In both periods, favorable cash flows were driven by maturing advances that exceeded new advances.  Net increase in overnight and short-term investments was the primary user of cash in both periods.

Cash flows used in financing activities — Our primary source of funding is the issuance of consolidated obligation debt.  Issuance of capital stock is another source.  Net cash outflows from our funding sources were $2.2 billion in the three months ended March 31, 2017, compared to net outflows of $3.7 billion in the same period in the prior year.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 11.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

Outstanding at end of the period (a)	$46,162,198	$49,357,894	$29,465,000	$20,589,540
Weighted-average rate at end of the period	0.63%	0.48%	0.73%	0.63%
Average outstanding for the period (a)	$49,092,399	$46,508,363	$25,477,460	$15,519,889
Weighted-average rate for the period	0.55%	0.37%	0.66%	0.50%
Highest outstanding at any month-end (a)	$50,573,325	$54,630,600	$29,465,000	$20,589,540

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

Legislative and Regulatory Developments

FHFA Final Rule on Acquired Member Assets.  On December 19, 2016, the FHFA published the final Acquired Member Assets (AMA) rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members.  The final rule, effective January 18, 2017, has, among other things:

•                  expanded the types of assets that qualify as AMA to include (i)   mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and (ii) certificates representing interests in whole loans under certain conditions;

•                  enhanced the credit risk-sharing requirement by allowing an FHLBank to utilize its own model to determine the credit enhancement for eligible  AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model.  The assets delivered must now be credit enhanced by the member to “AMA investment grade” as determined by the FHLBank instead of to a specific NRSRO rating; and

•                  retained the option to allow a member to meet its credit enhancement obligation by purchasing loan-level supplemental mortgage insurance (SMI) or pool-level insurance once an FHLBank has established standards for qualified insurers.

We do not anticipate that the final rule will have a material effect on our mortgage loan business or our financial condition, results of operations or cash flows.

FHFA Final Rule on New Business Activities.  On December 19, 2016, the FHFA issued a final rule effective January 18, 2017, that, among other things, reduces the scope of new business activities (NBAs) for which an FHLBank must seek approval from the FHFA.  Under the final rule, acceptance of new types of legally permissible collateral by the FHLBanks will not constitute a new business activity or require approval from the FHFA prior to acceptance.  Instead, the FHFA will review new collateral types as part of the annual exam process.  In addition, the final rule establishes certain timelines for FHFA review and approval of NBA notices.  The final rule also clarifies the protocol for FHFA review of NBAs.

We do not anticipate that the final rule will have a material effect on our business activities.

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

Although the Bank maintains a conservative IRR profile, income variability does arise from structural aspects in our portfolio.  These include: embedded prepayment rights, basis risk on asset and liability positions, yield curve risk, and liquidity and funding needs.  These varied risks are controlled by monitoring IRR measures including re-pricing gaps, duration of equity (“DOE”), value at risk (“VaR”), net interest income (“NII”) at risk, key rate durations (“KRD”) and forecasted dividend rates.

Risk Measurements.  Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, rates at March 2016, June 2016, September 2016, December 2016 and March 2017 were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the first quarter of 2016 and the first quarter of 2017):

	Base Case DOE	-200bps DOE	+200bps DOE
March 31, 2017	0.06	N/A	0.75
December 31, 2016	0.10	N/A	0.77
September 30, 2016	-0.57	N/A	0.50
June 30, 2016	-1.08	N/A	0.60
March 31, 2016	-0.80	N/A	0.36

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

One Year Re-pricing Gap
March 31, 2017	$5.507 Billion
December 31, 2016	$5.631 Billion
September 30, 2016	$6.108 Billion
June 30, 2016	$5.994 Billion
March 31, 2016	$5.659 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2016 and the first quarter of 2017):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
March 31, 2017	N/A	3.92%
December 31, 2016	N/A	4.78%
September 30, 2016	N/A	3.18%
June 30, 2016	N/A	7.99%
March 31, 2016	N/A	9.55%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the first quarter of 2016 and the first quarter of 2017):

	Down-shock Change in MVE	+200bps Change in MVE
March 31, 2017	N/A	-0.98%
December 31, 2016	N/A	-1.01%
September 30, 2016	N/A	-0.15%
June 30, 2016	N/A	0.07%
March 31, 2016	N/A	0.35%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of March 31, 2017 and December 31, 2016 (in millions):

	Interest Rate Sensitivity
	March 31, 2017
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$20,798	$117	$452	$386	$1,815
MBS investments	8,603	444	2,049	2,453	2,594
Adjustable-rate loans and advances	33,103	—	—	—	—
Net unswapped	62,504	561	2,501	2,839	4,409

Liquidity trading portfolio	—	31	—	—	—
Swaps hedging investments	31	(31)	—	—	—
Net liquidity trading portfolio	31	—	—	—	—

Fixed-rate loans and advances	25,027	7,931	25,430	7,278	2,736
Swaps hedging advances	40,178	(6,725)	(23,779)	(6,984)	(2,690)
Net fixed-rate loans and advances	65,205	1,206	1,651	294	46

Total interest-earning assets	$127,740	$1,767	$4,152	$3,133	$4,455

Interest-bearing liabilities:
Deposits	$1,651	$11	$—	$—	$—

Discount notes	45,543	622	—	—	—
Swapped discount notes	(2,039)	—	—	1,056	983
Net discount notes	43,504	622	—	1,056	983

Consolidated Obligation Bonds
FHLBank bonds	54,675	13,477	12,319	2,100	3,170
Swaps hedging bonds	21,827	(11,767)	(9,052)	(243)	(765)
Net FHLBank bonds	76,502	1,710	3,267	1,857	2,405

Total interest-bearing liabilities	$121,657	$2,343	$3,267	$2,913	$3,388
Post hedge gaps (a):
Periodic gap	$6,083	$(576)	$885	$220	$1,067
Cumulative gaps	$6,083	$5,507	$6,392	$6,612	$7,679

	Interest Rate Sensitivity
	December 31, 2016
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$15,227	$126	$439	$371	$1,797
MBS investments	8,581	339	2,287	2,334	2,129
Adjustable-rate loans and advances	42,781	—	—	—	—
Net unswapped	66,589	465	2,726	2,705	3,926

Liquidity trading portfolio	—	131	—	—	—
Swaps hedging investments	131	(131)	—	—	—
Net liquidity trading portfolio	131	—	—	—	—

Fixed-rate loans and advances	24,780	5,321	24,977	8,220	3,162
Swaps hedging advances	38,704	(4,419)	(23,309)	(7,876)	(3,100)
Net fixed-rate loans and advances	63,484	902	1,668	344	62
Loans to other FHLBanks	255	—	—	—	—

Total interest-earning assets	$130,459	$1,367	$4,394	$3,049	$3,988

Interest-bearing liabilities:
Deposits	$1,569	$4	$—	$—	$—

Discount notes	49,034	324	—	—	—
Swapped discount notes	(1,839)	—	—	971	868
Net discount notes	47,195	324	—	971	868

Consolidated Obligation Bonds
FHLBank bonds	53,906	11,352	13,791	2,115	3,198
Swaps hedging bonds	21,045	(9,200)	(10,787)	(293)	(765)
Net FHLBank bonds	74,951	2,152	3,004	1,822	2,433

Total interest-bearing liabilities	$123,715	$2,480	$3,004	$2,793	$3,301
Post hedge gaps (a):
Periodic gap	$6,744	$(1,113)	$1,390	$256	$687
Cumulative gaps	$6,744	$5,631	$7,021	$7,277	$7,964

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of March 31, 2017.  Based on this evaluation, they concluded that as of March 31, 2017, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II.  Other Information.

Item 1. Legal Proceedings

A dispute over the termination value of multiple derivative transactions involving the Bank was previously disclosed most recently in Part I, Item 3 of the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  In connection with the foregoing, on April 11, 2017, the Bank reached an agreement to settle all claims pending in the United States Bankruptcy Court for the Southern District of New York in the case relating to the 2008 Lehman Brothers bankruptcy entitled Lehman Brothers Holdings Inc. v. Federal Home Loan Bank of New York (Adv. Pro. No. 15-01110).  Pursuant to the settlement, the Bank has paid $70 million to the Lehman bankruptcy estate.  The Bank believes the settlement was in the best interest of itself and its members, as it removed the uncertainty presented by this litigation.  The parties have stipulated to the voluntary dismissal of the case in its entirety, with prejudice.

The Bank is not aware of any other legal proceedings that are expected to have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

There were no material changes to the disclosures relating to Rule 2-01(c)(1)(ii)(A) of Regulation S-X included in Part II, Item 9B of the FHLBNY’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 22, 2017.

Item 6. Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form	Date Filed

10.01	Bank 2017 Incentive Compensation Plan (a)		10-K	3/22/17

10.02	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Agreement (2017)		10-K	3/22/17

31.01	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.02	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

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

Date: May 11, 2017