Form 10-Q
period 2017-06-30
Federal Home Loan Bank of New York
filed 2017-08-09
CIK 1329842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2017 was 67,213,155.

FEDERAL HOME LOAN BANK OF NEW YORK

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Federal Home Loan Bank of New York

Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)

As of June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
Assets
Cash and due from banks (Note 3)	$533,614	$151,769
Securities purchased under agreements to resell (Note 4)	5,175,000	7,150,000
Federal funds sold (Note 4)	10,700,000	6,683,000
Trading securities (Note 5)	30,911	131,151
Available-for-sale securities, net of unrealized gains of $9,104 at June 30, 2017 and $4,224 at December 31, 2016 (Note 6)	634,096	697,812
Held-to-maturity securities (Note 7)	17,106,788	16,022,293
Advances (Note 8) (Includes $2,741,800 at June 30, 2017 and $9,873,157 at December 31, 2016 at fair value under the fair value option)	117,934,006	109,256,625
Mortgage loans held-for-portfolio, net of allowance for credit losses of $1,004 at June 30, 2017 and $1,554 at December 31, 2016 (Note 9)	2,848,445	2,746,559
Loans to other FHLBanks (Note 19)	—	255,000
Accrued interest receivable	186,001	163,379
Premises, software, and equipment	26,643	12,621
Derivative assets (Note 16)	344,852	328,875
Other assets	8,749	7,198

Total assets	$155,529,105	$143,606,282

Liabilities and capital

Liabilities
Deposits (Note 10)
Interest-bearing demand	$1,868,534	$1,183,468
Non-interest-bearing demand	20,213	22,281
Term	39,000	35,000

Total deposits	1,927,747	1,240,749

Consolidated obligations, net (Note 11)
Bonds (Includes $399,794 at June 30, 2017 and $2,052,513 at December 31, 2016 at fair value under the fair value option)	87,559,342	84,784,664
Discount notes (Includes $3,679,025 at June 30, 2017 and $12,228,412 at December 31, 2016 at fair value under the fair value option)	57,330,972	49,357,894

Total consolidated obligations	144,890,314	134,142,558

Mandatorily redeemable capital stock (Note 13)	20,559	31,435

Accrued interest payable	149,264	130,178
Affordable Housing Program (Note 12)	121,282	125,062
Derivative liabilities (Note 16)	116,893	144,985
Other liabilities	183,464	167,234

Total liabilities	147,409,523	135,982,201

Commitments and Contingencies (Notes 13, 16 and 18)

Capital (Note 13)
Capital stock ($100 par value), putable, issued and outstanding shares: 67,565 at June 30, 2017 and 63,077 at December 31, 2016	6,756,500	6,307,766
Retained earnings
Unrestricted	1,025,744	1,028,674
Restricted (Note 13)	423,387	383,291
Total retained earnings	1,449,131	1,411,965
Total accumulated other comprehensive loss	(86,049)	(95,650)

Total capital	8,119,582	7,624,081

Total liabilities and capital	$155,529,105	$143,606,282

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Income — Unaudited (In Thousands, Except Per Share Data)

For the Three and Six Months Ended June 30, 2017 and 2016

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income
Advances, net (Note 8)	$361,306	$210,149	$678,077	$401,423
Interest-bearing deposits	46	517	81	1,035
Securities purchased under agreements to resell (Note 4)	5,008	1,315	8,313	3,520
Federal funds sold (Note 4)	35,872	10,861	63,473	21,170
Trading securities (Note 5)	75	—	214	—
Available-for-sale securities (Note 6)	2,447	2,429	4,698	4,704
Held-to-maturity securities (Note 7)	91,832	71,458	178,251	142,129
Mortgage loans held-for-portfolio (Note 9)	23,399	21,618	46,257	43,595
Loans to other FHLBanks (Note 19)	12	12	20	15

Total interest income	519,997	318,359	979,384	617,591

Interest expense
Consolidated obligation bonds (Note 11)	238,932	139,085	445,416	261,446
Consolidated obligation discount notes (Note 11)	101,581	48,861	178,754	97,381
Deposits (Note 10)	3,063	764	4,887	1,290
Mandatorily redeemable capital stock (Note 13)	239	327	643	623
Cash collateral held and other borrowings	68	338	121	701

Total interest expense	343,883	189,375	629,821	361,441

Net interest income before provision for credit losses	176,114	128,984	349,563	256,150

Provision/(Reversal) for credit losses on mortgage loans	200	346	(101)	1,472

Net interest income after provision for credit losses	175,914	128,638	349,664	254,678

Other income (loss)
Service fees and other	4,111	3,481	7,363	6,907
Instruments held at fair value - Unrealized losses (Note 17)	(3,581)	(2,891)	(1,862)	(11,994)

Total OTTI losses	—	—	—	(113)
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	—	(138)	—	(33)
Net impairment losses recognized in earnings	—	(138)	—	(146)
Net realized and unrealized gains (losses) on derivatives and hedging activities (Note 16)	584	1,417	(118)	2,301
Net losses on trading securities	(12)	—	(64)	—
Net realized gains from sale of available-for-sale securities (Notes 6)	—	250	—	250
Provision for litigation settlement on derivative contracts	—	—	(70,000)	—
Losses from extinguishment of debt	—	(1,967)	—	(2,090)

Total other income (loss)	1,102	152	(64,681)	(4,772)

Other expenses
Operating	10,698	7,658	19,176	15,195
Compensation and benefits	17,631	16,421	36,005	33,697
Finance Agency and Office of Finance	3,201	2,853	6,977	6,455

Total other expenses	31,530	26,932	62,158	55,347

Income before assessments	145,486	101,858	222,825	194,559

Affordable Housing Program Assessments (Note 12)	14,573	10,218	22,347	19,518

Net income	$130,913	$91,640	$200,478	$175,041

Basic earnings per share (Note 14)	$2.11	$1.66	$3.23	$3.18

Cash dividends paid per share	$1.23	$1.12	$2.65	$2.29

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Comprehensive Income — Unaudited (In Thousands)

For the Three and Six Months Ended June 30, 2017 and 2016

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net Income	$130,913	$91,640	$200,478	$175,041
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	2,176	(1,653)	4,880	(4,405)
Net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities
Non-credit portion of other-than-temporary impairment losses	—	—	—	(105)
Reclassification of non-credit portion included in net income	—	138	—	138
Accretion of non-credit portion of OTTI	1,274	1,650	7,138	3,351
Total net change in non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,274	1,788	7,138	3,384
Net change in unrealized gains/losses relating to hedging activities
Unrealized (losses)/gains	(13,786)	(22,726)	(3,700)	(79,599)
Reclassification of losses included in net income	294	592	603	1,148
Total net change in unrealized (losses)/gains relating to hedging activities	(13,492)	(22,134)	(3,097)	(78,451)
Net change in pension and postretirement benefits	340	199	680	399
Total other comprehensive (loss)/income	(9,702)	(21,800)	9,601	(79,073)
Total comprehensive income	$121,211	$69,840	$210,079	$95,968

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Capital — Unaudited (In Thousands, Except Per Share Data)

For the Six Months Ended June 30, 2017 and 2016

						Accumulated
	Capital Stock (a)					Other
	Class B		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

Balance, December 31, 2015	55,850	$5,585,030	$967,078	$303,061	$1,270,139	$(135,687)	$6,719,482

Proceeds from issuance of capital stock	20,124	2,012,366	—	—	—	—	2,012,366
Repurchase/redemption of capital stock	(19,178)	(1,917,766)	—	—	—	—	(1,917,766)
Shares reclassified to mandatorily redeemable capital stock	(132)	(13,207)	—	—	—	—	(13,207)
Cash dividends ($2.29 per share) on capital stock	—	—	(122,622)	—	(122,622)	—	(122,622)
Comprehensive income (loss)	—	—	140,033	35,008	175,041	(79,073)	95,968

Balance, June 30, 2016	56,664	$5,666,423	$984,489	$338,069	$1,322,558	$(214,760)	$6,774,221

Balance, December 31, 2016	63,077	$6,307,766	$1,028,674	$383,291	$1,411,965	$(95,650)	$7,624,081

Proceeds from issuance of capital stock	29,572	2,957,216	—	—	—	—	2,957,216
Repurchase/redemption of capital stock	(25,054)	(2,505,473)	—	—	—	—	(2,505,473)
Shares reclassified to mandatorily redeemable capital stock	(30)	(3,009)	—	—	—	—	(3,009)
Cash dividends ($2.65 per share) on capital stock	—	—	(163,312)	—	(163,312)	—	(163,312)
Comprehensive income	—	—	160,382	40,096	200,478	9,601	210,079

Balance, June 30, 2017	67,565	$6,756,500	$1,025,744	$423,387	$1,449,131	$(86,049)	$8,119,582

(a)    Putable stock

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016
Operating activities

Net Income	$200,478	$175,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(25,434)	(90,924)
Concessions on consolidated obligations	2,140	3,372
Premises, software, and equipment	2,061	1,750
(Reversal)/Provision for credit losses on mortgage loans	(101)	1,472
Net realized gains from sale of available-for-sale securities	—	(250)
Credit impairment losses on held-to-maturity securities	—	146
Change in net fair value adjustments on derivatives and hedging activities	23,748	106,109
Net realized and unrealized losses on trading securities	64	—
Change in fair value adjustments on financial instruments held at fair value	1,925	11,994
Losses from extinguishment of debt	—	2,090
Net change in:
Accrued interest receivable	(22,751)	(2,520)
Derivative assets due to accrued interest	(12,038)	(18,403)
Derivative liabilities due to accrued interest	4,611	(3,248)
Other assets	(2,498)	1,962
Affordable Housing Program liability	(3,780)	1,613
Accrued interest payable	19,086	10,263
Other liabilities	14,607	(214)
Total adjustments	1,640	25,212
Net cash provided by operating activities	202,118	200,253
Investing activities
Net change in:
Interest-bearing deposits	6,887	(264,788)
Securities purchased under agreements to resell	1,975,000	(1,760,000)
Federal funds sold	(4,017,000)	(1,739,000)
Deposits with other FHLBanks	2	(55)
Premises, software, and equipment	(16,083)	(1,999)
Trading securities:
Proceeds from sales	100,164	—
Available-for-sale securities:
Purchased	(1,819)	(5,543)
Repayments	70,478	100,149
Proceeds from sales	914	117,460
Held-to-maturity securities:
Purchased	(2,068,144)	(1,287,817)
Repayments	988,927	751,343
Advances:
Principal collected	545,626,026	380,884,207
Made	(554,329,189)	(381,747,248)
Mortgage loans held-for-portfolio:
Principal collected	128,510	131,294
Purchased	(233,491)	(242,527)
Proceeds from sales of REO	2,507	1,997
Net change in loans to other FHLBanks	255,000	—
Net cash used in investing activities	(11,511,311)	(5,062,527)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York

Statements of Cash Flows — Unaudited (In Thousands)

For the Six Months Ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016
Financing activities
Net change in:
Deposits and other borrowings	$670,238	$(228,190)
Derivative contracts with financing element	(10,423)	(36,964)
Consolidated obligation bonds:
Proceeds from issuance	36,631,175	29,753,317
Payments for maturing and early retirement	(33,854,358)	(26,788,133)
Consolidated obligation discount notes:
Proceeds from issuance	565,986,743	149,506,915
Payments for maturing	(558,006,883)	(147,296,455)
Capital stock:
Proceeds from issuance of capital stock	2,957,216	2,012,366
Payments for repurchase/redemption of capital stock	(2,505,473)	(1,917,766)
Redemption of mandatorily redeemable capital stock	(13,885)	(2,828)
Cash dividends paid (a)	(163,312)	(122,622)
Net cash provided by financing activities	11,691,038	4,879,640
Net increase in cash and due from banks	381,845	17,366
Cash and due from banks at beginning of the period (b)	151,769	327,482
Cash and due from banks at end of the period (b)	$533,614	$344,848

Supplemental disclosures:
Interest paid	$456,866	$283,526
Affordable Housing Program payments (c)	$26,127	$17,905
Transfers of mortgage loans to real estate owned	$650	$446
Net amount of impairment losses reclassified (from)/to Accumulated other comprehensive loss	$—	$(33)
Capital stock subject to mandatory redemption reclassified from equity	$3,009	$13,207

(a)	Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within Operating cash flows.
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

Lease Accounting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions.  The ASU will require lessees to recognize all leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements.  Lessor accounting is largely unchanged.  The guidance is effective beginning January 1, 2019 with an option to early adopt.  The lease for our New York office was renewed under long-term contracts in mid-year 2017; the lease for our New Jersey office is up for renewal in 2018.  Beginning January 1, 2019, leases will be recognized on our balance sheet under ASU No. 2016-02.  Recognition of the “right-to-use” asset and an offsetting lease liability for our operating leases under the ASU would have a minimal impact on our statements of condition and the statements of income upon adoption.

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

The guidance is effective for the FHLBNY as of January 1, 2018.  The amendments, in general, should be applied by means of a cumulative-effect adjustment on the statement of condition as of the beginning of the period of adoption.  The FHLBNY is in the process of evaluating this guidance, but does not expect adoption will have a material impact on its financial condition, results of operations, and cash flows.

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

Compensating Balances

The FHLBNY maintains compensating collected cash balances at Citibank in return for certain fee based safekeeping and back office operational services that the counterparty provides to the FHLBNY.  There are no restrictions on the withdrawal of funds.  The balance was $52.0 million at June 30, 2017 and $90.4 million at December 31, 2016.

Pass-through Deposit Reserves

The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks.  Pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY were $74.3 million and $67.7 million as of June 30, 2017 and December 31, 2016.  The offsetting liabilities due to members were recorded in Other liabilities in the Statements of Condition.

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

At June 30, 2017 and December 31, 2016, the outstanding balances of Securities purchased under agreements to resell were $5.2 billion and $7.2 billion that matured overnight, and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (“BONY”); BONY, acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty.  At June 30, 2017 and December 31, 2016, U.S. Treasury securities, market values of $5.2 billion and $7.2 billion, were received at BONY to collateralize the overnight investments.  No overnight investments had been executed bilaterally with counterparties at June 30, 2017 and December 31, 2016.

Securities purchased under agreements to resell averaged $2.4 billion for the three and six months ended June 30, 2017.  For the same periods in the prior year, transaction balances averaged $1.7 billion and $2.4 billion.  Transactions recorded as Securities purchased under agreements to resell (reverse repos) were accounted as collateralized financing transactions.  For the three and six months ended June 30, 2017, interest income from securities purchased under agreements to resell were $5.0 million and $8.3 million, compared to interest income of $1.3 million and $3.5 million for the same periods in the prior year.

Note 5.                                                         Trading Securities.

The carrying value of a trading security equals its fair value.  The following table provides major security types at June 30, 2017 and December 31, 2016 (in thousands):

Fair value (in thousands)	June 30, 2017	December 31, 2016
Non-mortgage-backed securities
GSE securities	$30,911	$30,969
U.S. treasury notes	—	100,182
Total non-mortgage-backed trading securities	$30,911	$131,151

The carrying values of trading securities included unrealized fair value losses of $26 thousand at June 30, 2017, and unrealized fair value gains of $0.1 million at December 31, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms

The contractual maturities and estimated fair values (a) of investments classified as trading were as follows (in thousands):

	June 30, 2017
(Dollars in thousands)	Due in one year or less	Total Fair Value
Non-mortgage-backed securities
GSE securities	$30,911	$30,911
Total non-mortgage-backed trading securities	$30,911	$30,911
Yield on trading securities	0.96%

	December 31, 2016
(Dollars in thousands)	Due in one year or less	Total Fair Value
Non-mortgage-backed securities
GSE securities	$30,969	$30,969
U.S. treasury notes	100,182	100,182
Total non-mortgage-backed trading securities	$131,151	$131,151
Yield on trading securities	0.90%

(a)         We have classified investments acquired for purposes of meeting short-term contingency liquidity needs as trading securities, which are carried at their fair values.  In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Note 6.                                                         Available-for-Sale Securities.

The carrying value of an AFS security equals its fair value.  At June 30, 2017 and December 31, 2016, no AFS security was other-than-temporarily impaired.  The following tables provide major security types (in thousands):

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$1,303	$—	$—	$1,303
Equity funds (a)	23,188	3,821	(45)	26,964
Fixed income funds (a)	17,975	16	(228)	17,763
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	549,079	5,467	—	554,546
CMBS-Floating	33,447	73	—	33,520
Total Available-for-sale securities	$624,992	$9,377	$(273)	$634,096

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains (b)	Losses (b)	Value

Cash equivalents (a)	$551	$—	$—	$551
Equity funds (a)	22,667	1,699	(417)	23,949
Fixed income funds (a)	17,642	—	(424)	17,218
GSE and U.S. Obligations
Mortgage-backed securities
CMO-Floating	616,359	3,436	(151)	619,644
CMBS-Floating	36,369	81	—	36,450
Total Available-for-sale securities	$693,588	$5,216	$(992)	$697,812

(a)         The FHLBNY has a grantor trust, the intent of which is to set aside cash to meet current and future payments for supplemental unfunded pension plans.  Neither the pension plans nor employees of the FHLBNY own the trust.  Investments in the trust are classified as AFS.  The grantor trust invests in money market, equity and fixed income and bond funds.  Daily net asset values (NAVs) are readily available and investments are redeemable at short notice.  NAVs are the fair values of the funds in the grantor trust.  The mutual funds used to manage the assets of the Grantor trust will be sufficiently liquid to enable the trust to meet future liabilities.  Dividend income and net realized gains from sales of funds totaled $0.5 million and $0.7 million for three and six months ended June 30, 2017, compared to $0.2 million and $0.3 million for the same periods in the prior year; gains and losses from sales are recorded in Other income in the Statements of Income.

(b)         Recorded in AOCI — Net unrealized fair value gains were $9.1 million at June 30, 2017 and $4.2 million at December 31, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Unrealized Losses — MBS Classified as AFS Securities

Impairment Analysis of AFS Securities — The FHLBNY’s portfolio of MBS classified as AFS is comprised of GSE-issued collateralized mortgage obligations, which are “pass through” securities, and floating rate CMBS.  The FHLBNY evaluates its GSE-issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-sponsored enterprises’ guarantees of the securities.  Fair values of mortgage-backed securities in the AFS portfolio were in excess of their amortized costs at June 30, 2017, and no security was in a loss position for 12 months or longer in the six months ended June 30, 2017.  Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements.  The FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments.

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.  The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost (c)	Fair Value	Amortized Cost (c)	Fair Value
Mortgage-backed securities
Due after one year through five years	$33,447	$33,520	$36,369	$36,450
Due after ten years	549,079	554,546	616,359	619,644
Fixed income/bond funds, equity funds and cash equivalents (b)	42,466	46,030	40,860	41,718

Total Available-for-sale securities	$624,992	$634,096	$693,588	$697,812

(a)	The carrying value of AFS securities equals fair value.
(b)	Funds in the grantor trust are determined to be redeemable at short notice. Fair values are the daily NAVs of the bond and equity funds.
(c)	Amortized cost is after adjusting for net unamortized discounts of $2.1 million and $2.4 million at June 30, 2017 and December 31, 2016.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of investments in mortgage-backed securities classified as AFS securities (in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
CMO floating - LIBOR	$549,079	$554,546	$616,359	$619,644
CMBS floating - LIBOR	33,447	33,520	36,369	36,450

Total Mortgage-backed securities (a)	$582,526	$588,066	$652,728	$656,094

(a)         Total will not agree to total AFS portfolio because the grantor trust, which primarily comprises of mutual funds, has been excluded.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 7.                                                         Held-to-Maturity Securities.

Major Security Types (in thousands)

	June 30, 2017
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$112,351	$—	$112,351	$9,998	$—	$122,349
Freddie Mac	25,832	—	25,832	1,938	—	27,770
Total pools of mortgages	138,183	—	138,183	11,936	—	150,119

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,816,919	—	1,816,919	16,525	(149)	1,833,295
Freddie Mac	1,081,735	—	1,081,735	8,212	(45)	1,089,902
Ginnie Mae	16,475	—	16,475	163	—	16,638
Total CMOs/REMICs	2,915,129	—	2,915,129	24,900	(194)	2,939,835

Commercial Mortgage-Backed Securities (b)
Fannie Mae	3,055,063	—	3,055,063	16,571	(10,034)	3,061,600
Freddie Mac	9,675,799	—	9,675,799	125,086	(7,049)	9,793,836
Total commercial mortgage-backed securities	12,730,862	—	12,730,862	141,657	(17,083)	12,855,436

Non-GSE MBS (c)
CMOs/REMICs	11,162	(188)	10,974	105	(335)	10,744

Asset-Backed Securities (c)
Manufactured housing (insured)	54,270	—	54,270	2,015	(80)	56,205
Home equity loans (insured)	106,164	(16,182)	89,982	36,309	(48)	126,243
Home equity loans (uninsured)	58,894	(6,726)	52,168	8,652	(1,449)	59,371
Total asset-backed securities	219,328	(22,908)	196,420	46,976	(1,577)	241,819

Total MBS	16,014,664	(23,096)	15,991,568	225,574	(19,189)	16,197,953

Other
State and local housing finance agency obligations	1,115,220	—	1,115,220	210	(36,150)	1,079,280

Total Held-to-maturity securities	$17,129,884	$(23,096)	$17,106,788	$225,784	$(55,339)	$17,277,233

	December 31, 2016
		OTTI		Gross	Gross
	Amortized	Recognized	Carrying	Unrecognized	Unrecognized	Fair
Issued, guaranteed or insured:	Cost (d)	in AOCI	Value	Holding Gains (a)	Holding Losses (a)	Value
Pools of Mortgages
Fannie Mae	$133,071	$—	$133,071	$11,601	$—	$144,672
Freddie Mac	32,402	—	32,402	2,325	—	34,727
Total pools of mortgages	165,473	—	165,473	13,926	—	179,399

Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits
Fannie Mae	1,972,878	—	1,972,878	7,538	(1,015)	1,979,401
Freddie Mac	1,214,823	—	1,214,823	4,232	(561)	1,218,494
Ginnie Mae	18,979	—	18,979	126	(1)	19,104
Total CMOs/REMICs	3,206,680	—	3,206,680	11,896	(1,577)	3,216,999

Commercial Mortgage-Backed Securities (b)
Fannie Mae	2,612,688	—	2,612,688	9,870	(15,660)	2,606,898
Freddie Mac	8,740,573	—	8,740,573	107,137	(19,338)	8,828,372
Total commercial mortgage-backed securities	11,353,261	—	11,353,261	117,007	(34,998)	11,435,270

Non-GSE MBS (c)
CMOs/REMICs	15,844	(285)	15,559	1,372	(1,001)	15,930

Asset-Backed Securities (c)
Manufactured housing (insured)	61,293	—	61,293	2,258	—	63,551
Home equity loans (insured)	119,527	(22,434)	97,093	45,228	(70)	142,251
Home equity loans (uninsured)	66,949	(7,515)	59,434	9,307	(1,853)	66,888
Total asset-backed securities	247,769	(29,949)	217,820	56,793	(1,923)	272,690

Total MBS	14,989,027	(30,234)	14,958,793	200,994	(39,499)	15,120,288

Other
State and local housing finance agency obligations	1,063,500	—	1,063,500	196	(37,013)	1,026,683

Total Held-to-maturity securities	$16,052,527	$(30,234)	$16,022,293	$201,190	$(76,512)	$16,146,971

(a)	Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)

Commercial mortgage-backed securities (“CMBS”) are Agency issued securities, collateralized by income-producing “multifamily properties”.  Eligible property types include standard conventional multifamily apartments, affordable multifamily housing, seniors housing, student housing, military housing, and rural rent housing.

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

Securities Pledged

The FHLBNY had pledged MBS, with an amortized cost basis of $6.3 million at June 30, 2017 and $7.0 million at December 31, 2016, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY.  The FDIC does not have rights to sell or re-pledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.

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

The following tables summarize held-to-maturity securities with estimated fair values below their amortized cost basis (in thousands):

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$222,944	$(56)	$347,616	$(36,094)	$570,560	$(36,150)
MBS Investment Securities
MBS-GSE
Fannie Mae	564,601	(9,979)	185,702	(204)	750,303	(10,183)
Freddie Mac	598,579	(5,603)	712,152	(1,491)	1,310,731	(7,094)
Total MBS-GSE	1,163,180	(15,582)	897,854	(1,695)	2,061,034	(17,277)
MBS-Private-Label	12,141	(80)	40,464	(2,015)	52,605	(2,095)
Total MBS	1,175,321	(15,662)	938,318	(3,710)	2,113,639	(19,372)
Total	$1,398,265	$(15,718)	$1,285,934	$(39,804)	$2,684,199	$(55,522)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-MBS Investment Securities
State and local housing finance agency obligations	$29,486	$(13)	$355,230	$(37,000)	$384,716	$(37,013)
MBS Investment Securities
MBS-GSE
Fannie Mae	1,131,586	(15,615)	359,921	(1,060)	1,491,507	(16,675)
Freddie Mac	2,245,856	(12,111)	1,364,856	(7,788)	3,610,712	(19,899)
Ginnie Mae	3,828	(1)	—	—	3,828	(1)
Total MBS-GSE	3,381,270	(27,727)	1,724,777	(8,848)	5,106,047	(36,575)
MBS-Private-Label	7,432	(10)	39,078	(2,422)	46,510	(2,432)
Total MBS	3,388,702	(27,737)	1,763,855	(11,270)	5,152,557	(39,007)
Total	$3,418,188	$(27,750)	$2,119,085	$(48,270)	$5,537,273	$(76,020)

The FHLBNY’s investments in housing finance agency bonds reported gross unrealized losses of $36.2 million at June 30, 2017 and $37.0 million at December 31, 2016.  Management has reviewed the portfolio and has observed that the bonds are performing to their contractual terms, and has concluded that as of June 30, 2017 all of the gross unrealized losses on its housing finance agency bonds are temporary because the underlying collateral and credit enhancements are sufficient to protect the FHLBNY from losses based on current expectations.  The credit enhancements may include additional support from:

•                  Monoline Insurance

•                  Reserve and investment funds allocated to the securities that may be used to make principal and interest payments in the event that the underlying loans pledged for these securities are not sufficient to make the necessary payments

•                  General obligation of the State

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

Redemption Terms

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features.  The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost (a)	Fair Value	Cost (a)	Fair Value
State and local housing finance agency obligations
Due after one year through five years	$17,100	$17,023	$22,800	$22,552
Due after five years through ten years	54,810	52,452	57,660	55,095
Due after ten years	1,043,310	1,009,805	983,040	949,036
State and local housing finance agency obligations	1,115,220	1,079,280	1,063,500	1,026,683

Mortgage-backed securities
Due in one year or less	573,618	575,850	101,348	102,474
Due after one year through five years	4,786,782	4,885,773	4,689,552	4,786,141
Due after five years through ten years	7,346,418	7,369,597	6,602,905	6,587,939
Due after ten years	3,307,846	3,366,733	3,595,222	3,643,734
Mortgage-backed securities	16,014,664	16,197,953	14,989,027	15,120,288

Total Held-to-maturity securities	$17,129,884	$17,277,233	$16,052,527	$16,146,971

(a)         Amortized cost is after adjusting for net unamortized premiums of $38.4 million and $36.6 million (net of unamortized discounts) at June 30, 2017 and December 31, 2016.

Interest Rate Payment Terms

The following table summarizes interest rate payment terms of securities classified as held-to-maturity (in thousands):

	June 30, 2017		December 31, 2016
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
Mortgage-backed securities
CMO
Fixed	$1,000,135	$999,947	$1,117,308	$1,117,023
Floating	1,923,464	1,923,464	2,101,376	2,101,377
Total CMO	2,923,599	2,923,411	3,218,684	3,218,400
CMBS
Fixed	6,666,690	6,666,690	5,838,381	5,838,381
Floating	6,064,172	6,064,172	5,514,880	5,514,880
Total CMBS	12,730,862	12,730,862	11,353,261	11,353,261
Pass Thru (a)
Fixed	310,176	287,878	360,255	330,968
Floating	50,027	49,417	56,827	56,164
Total Pass Thru	360,203	337,295	417,082	387,132
Total MBS	16,014,664	15,991,568	14,989,027	14,958,793
State and local housing finance agency obligations
Fixed	8,530	8,530	9,790	9,790
Floating	1,106,690	1,106,690	1,053,710	1,053,710
Total State and local housing finance agency obligations	1,115,220	1,115,220	1,063,500	1,063,500
Total Held-to-maturity securities	$17,129,884	$17,106,788	$16,052,527	$16,022,293

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

OTTI — No OTTI was recorded in the three and six months ended June 30, 2017, and based on cash flow testing, the Bank believes no additional material OTTI exists for the remaining investments at June 30, 2017.  The Bank’s conclusion is also based upon multiple factors, but not limited to the expected performance of the underlying collateral, and the evaluation of the fundamentals of the issuers’ financial condition.  Management has not made a decision to sell such securities at June 30, 2017, and has concluded that it will not be required to sell such securities before recovery of the amortized cost basis of the securities.

The following table provides rollforward information about the cumulative credit component of OTTI recognized as a charge to earnings related to held-to-maturity securities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance	$26,822	$31,132	$29,117	$31,892
Additional credit losses for which an OTTI charge was previously recognized	—	138	—	146
Realized credit losses	(269)	—	(269)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(736)	(763)	(3,031)	(1,531)
Ending balance	$25,817	$30,507	$25,817	$30,507

Monoline insurance — Certain PLMBS owned by the FHLBNY are insured by third-party bond insurers (“monoline insurers”).  The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.  The FHLBNY performs cash flow credit impairment tests on all of its PLMBS, and the analysis of the securities protected by such third-party insurance looks first to the performance of the underlying security, and considers its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due.  If the embedded credit enhancement protections are deemed insufficient to make timely payment of all amounts due, then the FHLBNY considers the capacity of the third-party bond insurer to cover any shortfalls.  Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures.  In estimating the insurers’ capacity to provide credit protection in the future to cover any shortfall in cash flows expected to be collected for securities deemed OTTI, the FHLBNY has developed a methodology to analyze and assess the ability of the monoline insurers to meet future insurance obligations.  Based on analysis performed, the FHLBNY has determined that for bond insurer AGM, insurance guarantees can be relied upon to cover projected shortfalls.  For bond insurer MBIA, financial guarantee is at risk and no financial guarantees were assumed in 2017.  For bond insurer Ambac, the reliance period is through June 30, 2021 and is further limited to cover 45% of shortfalls.

Key Base Assumptions

The tables below summarize the range and weighted average of Key Base Assumptions for private-label MBS at June 30, 2017 and December 31, 2016, including those deemed OTTI:

	Key Base Assumptions - All PLMBS at June 30, 2017
	CDR % (a)		CPR % (b)		Loss Severity % (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.0-5.2	1.5	4.0-16.3	8.2	0.0-97.4	65.4
RMBS Alt-A (d)	1.0-2.1	1.2	2.0-4.6	2.5	30.0-30.0	30.0
HEL Subprime (e)	1.2-7.6	3.8	2.0-17.8	4.2	30.0-100.0	64.1
Manufactured Housing Loans	3.1-4.0	3.8	2.0-5.3	2.8	79.4-92.7	89.7

	Key Base Assumptions - All PLMBS at December 31, 2016
	CDR% (a)		CPR% (b)		Loss Severity% (c)
Security Classification	Range	Average	Range	Average	Range	Average

RMBS Prime (d)	0.1-5.2	2.2	7.5-14.8	10.7	0.0-70.8	45.4
RMBS Alt-A (d)	1.0-2.7	1.2	2.0-4.2	2.8	30.0-30.0	30.0
HEL Subprime (e)	1.0-12.3	3.9	2.0-16.3	4.1	30.0-100.0	62.9
Manufactured Housing Loans	2.5-3.3	3.1	2.7-4.1	3.1	77.1-88.4	85.4

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

(d)         CMOs/REMICS private-label MBS.

(e)          Residential asset-backed MBS.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Significant Inputs

For determining the fair values of all MBS, the FHLBNY has obtained pricing from multiple pricing services; the prices were clustered, averaged, and then assessed qualitatively before adopting the “final price”.  Disaggregation of the Level 3 bonds is by collateral type supporting the credit structure of the PLMBS, and the FHLBNY deems that no further disaggregation is necessary for a qualitative understanding of the sensitivity of fair values.

Note 8.                                                         Advances.

The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.

Redemption Terms

Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2017			December 31, 2016
		Weighted (a)			Weighted (a)
		Average	Percentage		Average	Percentage
	Amount	Yield	of Total	Amount	Yield	of Total

Overdrawn demand deposit accounts	$—	—%	—%	$1,388	1.49%	—%
Due in one year or less	71,855,942	1.38	60.92	50,260,910	1.01	46.01
Due after one year through two years	25,645,985	1.59	21.75	34,111,721	1.39	31.23
Due after two years through three years	10,179,523	1.94	8.63	11,078,731	1.67	10.14
Due after three years through four years	3,857,893	1.95	3.27	6,467,290	2.03	5.92
Due after four years through five years	3,502,495	2.49	2.97	3,106,275	2.16	2.84
Thereafter	2,902,317	2.16	2.46	4,214,677	2.28	3.86

Total par value	117,944,155	1.54%	100.00%	109,240,992	1.34%	100.00%

Hedge valuation basis adjustments (b)	(16,870)			1,980
Fair value option valuation adjustments and accrued interest (c)	6,721			13,653

Total	$117,934,006			$109,256,625

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

Concentration of Advances Outstanding.  Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note 20. Segment Information and Concentration.  The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.  Advances borrowed by insurance companies accounted for 17.6% and 18.7% of total advances at June 30, 2017 and December 31, 2016.  Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions.  For example, there is no single federal regulator for insurance companies.  They are supervised by state regulators and subject to state insurance codes and regulations.  There is uncertainty about whether a state insurance commissioner would try to void the FHLBNY’s claims on collateral in the event of an insurance company failure.  As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity.  The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies.  At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards.  The FHLBNY performs quarterly credit analysis of the insurance borrower.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The FHLBNY also requires member insurance companies to pledge highly-rated readily marketable securities or mortgage collateral which are held in the FHLBNY’s custody or by our third party custodian.  Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.  Very high credit quality insurance companies may be allowed to retain possession of the mortgage collateral provided the mortgage collateral is held by a third-party custodian pursuant to a tri-party security agreement.  Marketable securities pledged as collateral by the insurance company must be held by the FHLBNY’s third party custodian.

Security Terms.  The FHLBNY lends to financial institutions involved in housing finance within its district.  Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances.  As of June 30, 2017 and December 31, 2016, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances.  Based upon the financial condition of the member, the FHLBNY:

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

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$247,530	8.84%	$259,742	9.62%
Fixed long-term single-family mortgages	2,553,857	91.16	2,441,109	90.38
Multi-family mortgages	—	—	56	—

Total par value	2,801,387	100.00%	2,700,907	100.00%

Unamortized premiums	48,600		48,008
Unamortized discounts	(1,956)		(1,928)
Basis adjustment (b)	1,418		1,126

Total mortgage loans held-for-portfolio	2,849,449		2,748,113
Allowance for credit losses	(1,004)		(1,554)
Total mortgage loans held-for-portfolio, net of allowance for credit losses	$2,848,445		$2,746,559

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

The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers.  The first layer is typically 100 bps, but this varies with the particular MPF product.  The amount of the first layer, or First Loss Account (“FLA”), was estimated at $32.1 million and $30.9 million at June 30, 2017 and December 31, 2016.  The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account.  The FHLBNY is responsible for absorbing the first layer.  The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level.   The FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation.  The FHLBNY assumes all residual risk.  Credit enhancement fees accrued were $0.6 million and $1.2 million for the three and six months ended June 30, 2017, compared to $0.6 million and $1.1 million for the same periods in the prior year.  These fees were reported as a reduction to mortgage loan interest income.

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

Allowance for Credit Losses

Allowances for credit losses have been recorded against the uninsured MPF loans.  All other types of mortgage loans were insignificant and no allowances were necessary.  The following table provides a rollforward analysis of the allowance for credit losses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Allowance for credit losses:
Beginning balance	$1,145	$1,195	$1,554	$326
Charge-offs	(341)	(75)	(449)	(332)
Provision/(Reversal) for credit losses on mortgage loans	200	346	(101)	1,472
Ending balance	$1,004	$1,466	$1,004	$1,466

	June 30, 2017	December 31, 2016
Ending balance, individually evaluated for impairment	$251	$600
Ending balance, collectively evaluated for impairment	753	954
Total Allowance for credit losses	$1,004	$1,554

Mortgage Loans — Non-performing Loans

The FHLBNY’s total MPF loans and impaired MPF loans were as follows (UPB, in thousands):

	June 30, 2017	December 31, 2016
Total Mortgage loans, net of allowance for credit losses (a)	$2,848,445	$2,746,559
Non-performing mortgage loans - Conventional (a)(b)	$12,586	$14,917
Insured MPF loans past due 90 days or more and still accruing interest (a)(b)	$5,218	$5,227

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

Mortgage Loans — Interest on Non-performing Loans

The table summarizes interest income that was not recognized in earnings.  It also summarizes the actual cash that was received against interest due, but not recognized (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Interest contractually due (a)	$240	$292	$475	$580
Interest actually received	229	273	455	542

Shortfall	$11	$19	$20	$38

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following summarizes the recorded investment in impaired loans (excluding insured FHA/VA loans), the unpaid principal balance, and the related allowance (individually assessed), and the average recorded investment of loans for which the related allowance was individually measured (in thousands):

				Three months ended	Six months ended
	June 30, 2017			June 30, 2017	June 30, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$14,437	$14,319	$—	$14,742	$15,067
With a related allowance	1,286	1,273	251	1,764	1,761
Total individually measured for impairment	$15,723	$15,592	$251	$16,506	$16,828

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (d)
Conventional MPF Loans (a)(c)
No related allowance (b)	$15,360	$15,240	$—	$16,655
With a related allowance	2,682	2,651	600	1,789
Total individually measured for impairment	$18,042	$17,891	$600	$18,444

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

(d)         Represents the average recorded investment for the three and six months ended June 30, 2017 and the twelve months ended December 31, 2016.

The following tables summarize the recorded investment, the unpaid principal balance, and the average recorded investment of loans for which the related allowance was collectively measured (in thousands):

				Three months ended	Six months ended
	June 30, 2017			June 30, 2017	June 30, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$240,321	$233,881	$—	$238,462	$237,058
Uninsured loans	2,607,217	2,551,914	753	2,585,964	2,561,904
Total loans collectively measured for impairment	$2,847,538	$2,785,795	$753	$2,824,426	$2,798,962

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment (a)
Collectively measured for impairment
Insured loans	$232,888	$226,504	$—	$222,299
Uninsured loans	2,510,550	2,456,512	954	2,405,685
Total loans collectively measured for impairment	$2,743,438	$2,683,016	$954	$2,627,984

(a)         Represents the average recorded investment for the three and six months ended June 30, 2017 and the twelve months ended December 31, 2016.

Recorded investments in MPF loans that were past due, and real estate owned are summarized below.  Recorded investment, which includes accrued interest receivable, would not equal carrying values reported elsewhere (dollars in thousands):

	June 30, 2017			December 31, 2016
	Conventional	Insured	Other	Conventional	Insured	Other
	MPF Loans	Loans	Loans	MPF Loans	Loans	Loans
Mortgage loans:
Past due 30 - 59 days	$16,785	$9,828	$—	$18,935	$8,529	$—
Past due 60 - 89 days	3,579	1,372	—	3,823	2,851	—
Past due 90 - 179 days	1,813	1,888	—	3,215	2,029	—
Past due 180 days or more	10,803	3,635	—	11,741	3,486	—
Total past due	32,980	16,723	—	37,714	16,895	—
Total current loans	2,589,960	223,598	—	2,490,821	215,993	57
Total mortgage loans	$2,622,940	$240,321	$—	$2,528,535	$232,888	$57
Other delinquency statistics:
Loans in process of foreclosure, included above	$7,579	$1,940	$—	$9,152	$1,995	$—
Number of foreclosures outstanding at period end	60	21	—	77	17	—
Serious delinquency rate (a)	0.49%	2.30%	—%	0.59%	2.37%	—%
Serious delinquent loans total used in calculation of serious delinquency rate	$12,875	$5,522	$—	$14,956	$5,515	$—
Past due 90 days or more and still accruing interest	$—	$5,522	$—	$—	$5,515	$—
Loans on non-accrual status	$12,615	$—	$—	$14,956	$—	$—
Troubled debt restructurings:
Loans discharged from bankruptcy (b)	$9,603	$696	$—	$9,723	$622	$—
Modified loans under MPF® program	$1,673	$—	$—	$1,641	$—	$—
Real estate owned	$1,181			$1,653

(a)         Serious delinquency rate is defined as recorded investments in loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total loan class.

(b)         Loans discharged from Chapter 7 bankruptcies are considered as TDRs.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Troubled Debt Restructurings (“TDRs”) and MPF Modification Standards.  Troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been otherwise considered.  The MPF program offers a temporary loan payment modification plan for participating PFIs, which was initially available until December 31, 2011 and has been extended through December 31, 2017.  This modification plan was made available to homeowners currently in default or imminent danger of default and only a few MPF loans had been modified under the plan and outstanding at June 30, 2017 and December 31, 2016.  Due to the insignificant numbers of loans modified and considered to be a TDR, forgiveness and other information with respect to the modifications have been omitted.  Loans modified under this program are considered impaired.  The allowance for credit losses on those impaired loans were evaluated individually, and the allowance balances were $0.2 million at June 30, 2017 and December 31, 2016.  A loan involved in the MPF modification program is individually evaluated by the FHLBNY for impairment when determining its related allowance for credit losses.  A modified loan is considered a TDR until the modified loan is performing to its original terms.

The FHLBNY measures all estimated credit losses based on the liquidation value of the real property collateral supporting the impaired loan after deducting costs to liquidate.  That value is compared to the carrying value of the impaired mortgage loan, and a shortfall is recorded as an allowance for credit losses.

Loans discharged from bankruptcy — The FHLBNY includes MPF loans discharged from Chapter 7 bankruptcy as TDRs; $9.6 million and $9.7 million of such loans were outstanding at June 30, 2017 and December 31, 2016.  The FHLBNY has determined that the discharge of mortgage debt in bankruptcy is a concession as defined under existing accounting literature for TDRs.  A loan discharged from bankruptcy is assessed for credit impairment only if past due 90 days or more, and $0.7 million were deemed impaired due to their past due delinquency status at June 30, 2017 and December 31, 2016.  The allowance for credit losses associated with those loans was immaterial as the loans were well collateralized.

The following table summarizes performing and non-performing troubled debt restructurings balances (in thousands):

	June 30, 2017			December 31, 2016
Recorded Investment Outstanding	Performing	Non- performing	Total TDRs	Performing	Non- performing	Total TDRs
Troubled debt restructurings (TDRs) (a)(b) :
Loans discharged from bankruptcy	$8,885	$718	$9,603	$9,026	$697	$9,723
Modified loans under MPF® program	1,243	430	1,673	1,514	127	1,641
Total troubled debt restructurings	$10,128	$1,148	$11,276	$10,540	$824	$11,364
Related Allowance			$158			$183

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

Note 10.                                                        Deposits.

The FHLBNY accepts demand, overnight and term deposits from its members.  Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.  The following table summarizes deposits (in thousands):

	June 30, 2017	December 31, 2016
Interest-bearing deposits
Interest-bearing demand	$1,868,534	$1,183,468
Term (a)	39,000	35,000
Total interest-bearing deposits	1,907,534	1,218,468
Non-interest-bearing demand	20,213	22,281
Total deposits (b)	$1,927,747	$1,240,749

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

Interest rate payment terms for deposits are summarized below (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount Outstanding	Weighted Average Interest Rate (b)	Amount Outstanding	Weighted Average Interest Rate (b)
Due in one year or less
Interest-bearing deposits (a)	$1,907,534	0.66%	$1,218,468	0.22%
Non-interest-bearing deposits	20,213		22,281
Total deposits	$1,927,747		$1,240,749

(a)   Primarily adjustable rate; weighted average interest rates were for the periods in this table.

(b)  The weighted average interest rate is calculated based on the average balance.

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

The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations.  Although it has never occurred, to the extent that a FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank.  However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.  Based on management’s review, the FHLBNY has no reason to record actual or contingent liabilities with respect to the occurrence of events or circumstances that would require the FHLBNY to assume an obligation on behalf of other FHLBanks.  The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.0 trillion as of June 30, 2017 and December 31, 2016.

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

The FHLBNY met the qualifying unpledged asset requirements as follows:

	June 30, 2017	December 31, 2016

Percentage of unpledged qualifying assets to consolidated obligations	107%	107%

The following table summarizes consolidated obligations issued by the FHLBNY and outstanding at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016

Consolidated obligation bonds-amortized cost	$87,117,875	$84,351,354
Hedge valuation basis adjustments (a)	303,063	290,016
Hedge basis adjustments on terminated hedges (b)	137,610	140,331
FVO (c) - valuation adjustments and accrued interest	794	2,963

Total Consolidated obligation bonds	$87,559,342	$84,784,664

Discount notes-amortized cost	$57,322,371	$49,334,380
FVO (c) - valuation adjustments and remaining accretion	8,601	23,514

Total Consolidated obligation discount notes	$57,330,972	$49,357,894

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Redemption Terms of Consolidated Obligation Bonds

The following table is a summary of consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2017			December 31, 2016
		Weighted			Weighted
		Average	Percentage		Average	Percentage
Maturity	Amount	Rate (a)	of Total	Amount	Rate (a)	of Total

One year or less	$70,313,490	1.03%	80.73%	$55,251,690	0.80%	65.52%
Over one year through two years	8,914,850	1.35	10.24	19,603,965	0.95	23.25
Over two years through three years	1,633,920	1.71	1.88	3,376,095	1.39	4.00
Over three years through four years	1,177,185	2.16	1.35	1,225,175	2.12	1.45
Over four years through five years	1,134,555	2.21	1.30	1,060,320	2.08	1.26
Thereafter	3,917,555	3.33	4.50	3,810,300	3.25	4.52

Total par value	87,091,555	1.21%	100.00%	84,327,545	1.00%	100.00%

Bond premiums (b)	52,892			52,336
Bond discounts (b)	(26,572)			(28,527)
Hedge valuation basis adjustments (c)	303,063			290,016
Hedge basis adjustments on terminated hedges (d)	137,610			140,331
FVO (e) - valuation adjustments and accrued interest	794			2,963

Total Consolidated obligation-bonds	$87,559,342			$84,784,664

(a)         Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.

(b)         Amortization of bond premiums and discounts resulted in net reduction of Interest expense by $5.2 million and $10.1 million for the three and six months ended June 30, 2017, compared to $3.5 million and $7.1 million for the same periods in the prior year.

(c)          Hedge valuation basis adjustments represent changes in the fair values due to changes in LIBOR on fixed-rate bonds in a Fair value hedge.

(d)         Hedge basis adjustments on terminated hedges represent the unamortized balances of valuation basis of fixed-rate bonds that were previously in a fair value hedging relationship.  Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at its maturity, the unamortized basis is reversed to zero.  The unamortized basis was $137.6 million and $140.3 million at June 30, 2017 and December 31, 2016.  Amortization of hedge basis adjustments was recorded as a yield adjustment, which reduced Interest expenses by $1.4 million and $2.9 million for the three and six months ended June 30, 2017, compared to $1.5 million and $2.9 million for the same periods in the prior year.

(e)          Valuation adjustments represent changes in the entire fair values of bonds elected under the FVO.

Interest Rate Payment Terms

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$29,003,555	33.30%	$32,878,545	38.99%
Fixed-rate, callable	1,534,000	1.76	1,255,000	1.49
Step Up, callable	45,000	0.05	160,000	0.19
Single-index floating rate	56,509,000	64.89	50,034,000	59.33

Total par value	87,091,555	100.00%	84,327,545	100.00%

Bond premiums	52,892		52,336
Bond discounts	(26,572)		(28,527)
Hedge valuation basis adjustments (a)	303,063		290,016
Hedge basis adjustments on terminated hedges (b)	137,610		140,331
FVO (c) - valuation adjustments and accrued interest	794		2,963

Total Consolidated obligation-bonds	$87,559,342		$84,784,664

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

The FHLBNY’s outstanding consolidated obligation discount notes were as follows (dollars in thousands):

	June 30, 2017	December 31, 2016

Par value	$57,389,161	$49,392,445
Amortized cost	$57,322,371	$49,334,380
FVO (a) - valuation adjustments and remaining accretion	8,601	23,514
Total discount notes	$57,330,972	$49,357,894

Weighted average interest rate	0.92%	0.48%

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

Note 12.                                                  Affordable Housing Program.

For more information about the Affordable Housing Program and the Bank’s liability, see the Bank’s most recent Form 10-K filed on March 22, 2017.  The following table provides rollforward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Beginning balance	$117,812	$111,316	$125,062	$113,352
Additions from current period’s assessments	14,573	10,218	22,347	19,518
Net disbursements for grants and programs	(11,103)	(6,569)	(26,127)	(17,905)
Ending balance	$121,282	$114,965	$121,282	$114,965

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	June 30, 2017		December 31, 2016
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital (a)(e)	$821,051	$8,226,190	$747,937	$7,751,165
Total capital-to-asset ratio	4.00%	5.29%	4.00%	5.40%
Total capital (b)	$6,221,164	$8,226,190	$5,744,251	$7,751,165
Leverage ratio	5.00%	7.93%	5.00%	8.10%
Leverage capital (c )	$7,776,455	$12,339,286	$7,180,314	$11,626,748

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

Estimated redemption periods were as follows (in thousands):

	June 30, 2017	December 31, 2016

Redemption less than one year	$2,207	$11,384
Redemption from one year to less than three years	12,727	14,000
Redemption from three years to less than five years	464	483
Redemption from five years or greater	5,161	5,568

Total	$20,559	$31,435

The following table provides rollforward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Beginning balance	$20,506	$30,505	$31,435	$19,499
Capital stock subject to mandatory redemption reclassified from equity	2,794	1,702	3,009	13,207
Redemption of mandatorily redeemable capital stock (a)	(2,741)	(2,329)	(13,885)	(2,828)
Ending balance	$20,559	$29,878	$20,559	$29,878
Accrued interest payable (b)	$277	$335	$277	$335

(a)              Redemption includes repayment of excess stock.

(b)              The annualized accrual rate was 5.00% for the three months ended June 30, 2017 and 4.50% for the three months ended June 30, 2016.   Accrual rates are based on estimated dividend rates.

Restricted Retained Earnings

Under the FHLBank Joint Capital Enhancement Agreement (“Capital Agreement”), each FHLBank is required to set aside 20% of its Net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations.  The Capital Agreement is intended to enhance the capital position of each FHLBank.  These restricted retained earnings will not be available to pay dividends.  Retained earnings included $423.4 million and $383.3 million as restricted retained earnings in the FHLBNY’s Total Capital at June 30, 2017 and December 31, 2016.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 14.  Earnings Per Share of Capital.

The following table sets forth the computation of earnings per share.  Basic and diluted earnings per share of capital are the same.  The FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income	$130,913	$91,640	$200,478	$175,041

Net income available to stockholders	$130,913	$91,640	$200,478	$175,041

Weighted average shares of capital	62,315	55,408	62,242	55,203
Less: Mandatorily redeemable capital stock	(222)	(196)	(227)	(195)
Average number of shares of capital used to calculate earnings per share	62,093	55,212	62,015	55,008

Basic earnings per share	$2.11	$1.66	$3.23	$3.18

Note 15.                                                  Employee Retirement Plans.

The FHLBNY participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified, defined-benefit multiemployer pension plan that covers all officers and employees of the Bank.  The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan.  In addition, the FHLBNY maintains two non-qualified Benefit Equalization Plans (“BEP”) that restore defined benefits for those employees who have had their qualified Defined Benefit Plan and their Defined Contribution Plan limited by IRS regulations.  The BEP that restores benefits to participant’s Defined Contribution Plan is new and was effective at January 1, 2017.  The non-qualified BEP plans are unfunded.

For more information about employee retirement plans, see Note 15. Employee Retirement Plans in the financial statements included in the most recent Form 10-K filed on March 22, 2017.

Retirement Plan Expenses — Summary

The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Defined Benefit Plan	$1,875	$1,875	$3,750	$3,750
Benefit Equalization Plans (defined benefit and defined contribution)	1,384	1,142	2,768	2,283
Defined Contribution Plans	549	498	1,088	994
Postretirement Health Benefit Plan	(123)	(112)	(247)	(224)

Total retirement plan expenses	$3,685	$3,403	$7,359	$6,803

Benefit Equalization Plan (BEP)

Components of the net periodic pension cost for the defined benefit component of the BEP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$222	$186	$444	$371
Interest cost	523	476	1,047	952
Amortization of unrecognized net loss	639	491	1,277	983
Amortization of unrecognized past service (credit)	—	(11)	—	(23)

Net periodic benefit cost	$1,384	$1,142	$2,768	$2,283

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Postretirement Health Benefit Plan

Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Service cost (benefits attributed to service during the period)	$31	$31	$61	$62
Interest cost on accumulated postretirement health benefit obligation	144	138	288	275
Amortization of loss	142	160	283	320
Amortization of prior service (credit)	(440)	(441)	(879)	(881)

Net periodic postretirement health benefit (income) (a)	$(123)	$(112)	$(247)	$(224)

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

Member Intermediation

To meet the hedging needs of its members, the FHLBNY acts as an intermediary between the members and the other counterparties.  This intermediation allows smaller members to access the derivatives market.  The derivatives used in intermediary activities do not qualify for hedge accounting, and fair value changes are recorded in earnings.  Since the FHLBNY mitigates the fair value exposure of these positions by executing identical offsetting transactions, the net impact in earnings is not significant.  The notional principal of interest rate swaps executed as intermediary activity were $184.0 million and $129.0 million at June 30, 2017 and December 31, 2016.  The FHLBNY’s exposure with respect to the transactions with members was fully collateralized.

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

Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors.  The FHLBNY executes derivatives with swap dealers and financial institution swap counterparties as negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives.  The majority of OTC derivative contracts at June 30, 2017 and December 31, 2016 were cleared derivatives.  The contracts are transacted bilaterally with executing swap counterparties, then cleared and settled through a derivative clearing organizations (“DCOs”) as mandated under the Dodd-Frank Act.  When transacting a derivative for clearing, the FHLBNY utilizes a designated clearing agent, the Futures Clearing Merchant (“FCM”) that acts on behalf of the FHLBNY to clear and settle the interest rate exchange transaction through the DCO.  Once the transaction is accepted for clearing by the FCM, acting in the capacity of an intermediary between the FHLBNY and the DCO, the original transaction between the FHLBNY and the executing swap counterparty is extinguished, and is replaced by an identical transaction between the FHLBNY and the DCO.  The DCO becomes the counterparty to the FHLBNY.  However, the FCM remains as the principal operational contact and interacts with the DCO through the life cycle events of the derivative transaction on behalf of the FHLBNY.  The FHLBNY also transacts derivative contracts that are executed and settled bilaterally with counterparties, rather than settling the transaction with a DCO.  Typically, such bilateral derivative transactions have not yet been mandated for clearing under the Dodd-Frank Act, because the transactions are complex and their ongoing pricing and settlement mechanisms have not yet been operationalized by the DCO.

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

For all cleared derivative contracts that have not matured, “Variation margin” is exchanged between the FHLBNY and the FCM, acting as agents on behalf of DCOs.  Variation margin is determined by the DCO and fluctuates with the fair values of the open contracts.  When the aggregate contract value of open derivatives is in “the money” for the FHLBNY (gain position), the FHLBNY would receive variation margin from the DCO.  If the value of the open contracts is “out-of-the-money” (liability position/loss), the FHLBNY would post variation margin to the DCO.  Up until December 31, 2016, variation margin was considered to be a collateral for open contracts.  Beginning January 1, 2017, legal analysis has concluded that variation margins exchanged with the Chicago Mercantile Exchange (“CME”), a DCO, are considered as the daily settlement values of the derivative contracts itself, and not as collateral.  As Variation margin is considered a daily settlement of the fair value of cleared contracts, the amount of the variation margin is a direct reduction of the fair value of the open contract.

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

	June 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - Nettable
Gross recognized amount
Bilateral derivatives	$199,684	$186,743	$207,462	$230,084
Cleared derivatives	507,280	197,491	518,962	213,719
Total derivatives fair values	706,964	384,234	726,424	443,803
Variation Margin	(216,158)	—	—	—
Total gross recognized amount	$490,806	$384,234	$726,424	$443,803
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(81,696)	(69,929)	(94,742)	(85,199)
Cleared derivatives	(64,272)	(197,491)	(302,867)	(213,719)
Total gross amounts of netting adjustments and cash collateral	$(145,968)	$(267,420)	$(397,609)	$(298,918)
Net amounts after offsetting adjustments	$344,838	$116,814	$328,815	$144,885

Bilateral derivatives	$117,988	$116,814	$112,720	$144,885
Cleared derivatives	226,850	—	216,095	—
Total net amounts after offsetting adjustments - Nettable	$344,838	$116,814	$328,815	$144,885
Derivative instruments - Not Nettable
Delivery commitments (a)	14	79	60	100
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$344,852	$116,893	$328,875	$144,985
Non-cash collateral received or pledged not offset (c)
Cannot be sold or repledged
Bilateral derivatives	$104,507	$—	$104,470	$—
Delivery commitments (a)	—	—	60	—
Total cannot be sold or repledged	104,507	—	104,530	—
Net unsecured amount
Bilateral derivatives	13,495	116,893	8,250	144,985
Cleared derivatives	226,850	—	216,095	—
Total net amount (d)	$240,345	$116,893	$224,345	$144,985

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

(b)         Total net amount represents net unsecured amounts of Derivative assets and liabilities recorded in the Statements of Condition at June 30, 2017 and December 31, 2016.  The amounts primarily represent (1) the aggregate credit support thresholds that were waived under ISDA Credit Support and Master netting agreements between the FHLBNY and derivative counterparties for uncleared derivative contracts, and (2) Initial margins posted by the FHLBNY to DCO on cleared derivative transactions.  Balances are not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote c below).

(c)          Non-Cash collateral received or pledged not offset — Bilateral derivative: certain counterparties have pledged U.S. treasury securities to collateralize FHLBNY’s exposure; also includes non-cash collateral on derivative positions with member counterparties where we acted as an intermediary.  Amounts are typically collateralized by 1-4 family housing collateral. For information on Delivery commitments, see Note a, above.

(d)         Represents net exposure after applying non-cash collateral pledged to the FHLBNY.

Note — Variation Margin (“VM”) — At June 30, 2017, net amount of $216.2 million posted by a DCO.  The amount was classified as the daily settlement value of the cleared contracts and a direct reduction of the fair values.  The legal interpretation was adopted prospectively at January 1, 2017.  At December 31, 2016, VM was considered collateral and an offset to net exposure.

The gross derivative exposure, as represented by derivatives in fair value gain positions for the FHLBNY, before netting and offsetting cash collateral, was $490.8 million (after applying $216.2 million of VM received) at June 30, 2017 and $726.4 million at December 31, 2016.  Fair value amounts that were netted as a result of master netting agreements, or as a result of a determination that netting requirements had been met (including obtaining a legal analysis supporting the enforceability of the netting for cleared OTC derivatives), were $146.0 million and $397.6 million at those dates.  These netting adjustments included $126.4 million and $354.7 million in cash posted by counterparties to mitigate the FHLBNY’s exposures at June 30, 2017 and December 31, 2016, and the net exposures after offsetting adjustments were $344.9 million and $328.9 million at those dates.

Derivative counterparties are also exposed to credit losses resulting from potential non-performance risk of the FHLBNY with respect to derivative contracts, and their exposure, due to a potential default or non-performance by the FHLBNY, is measured by derivatives in a fair value loss position from the FHLBNY’s perspective (and a gain position from the counterparty’s perspective).  At June 30, 2017 and December 31, 2016, net fair values of derivatives in unrealized loss positions were $116.9 million and $145.0 million, after deducting $247.8 million and $256.0 million of cash collateral posted to the exposed counterparties.

Initial margin posted in cash to the DCOs were in excess of fair value exposures.  The FHLBNY and the DCOs were also exposed to the extent of the failure of the FHLBNY to timely deliver VM, which is typically exchanged one day following the execution of a cleared derivative, and that specific exposure was not significant for the FHLBNY at June 30, 2017 and December 31, 2016.

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

Offsetting of Derivative Assets and Derivative Liabilities

The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$69,725,051	$664,540	$290,360
Interest rate swaps-cash flow hedges	2,164,000	13,335	69,245
Total derivatives in hedging instruments	71,889,051	677,875	359,605

Derivatives not designated as hedging instruments
Interest rate swaps	20,998,504	22,791	20,341
Interest rate caps or floors	2,698,000	1,608	—
Mortgage delivery commitments	26,706	14	79
Other (b)	368,000	4,690	4,288
Total derivatives not designated as hedging instruments	24,091,210	29,103	24,708

Total derivatives before netting, collateral adjustments and variation margin	$95,980,261	706,978	384,313
Variation margin		(216,158)	—
Total derivatives before netting and collateral adjustments		490,820	384,313
Netting adjustments and cash collateral (c)		(145,968)	(267,420)
Total derivative assets and liabilities in the Statements of Condition		$344,852	$116,893
Security collateral received from counterparty (d)		(104,463)
Net exposure		$240,389

	December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Fair value of derivative instruments (a)
Derivatives designated in hedging relationships
Interest rate swaps-fair value hedges	$63,333,846	$670,694	$344,126
Interest rate swaps-cash flow hedges	1,934,000	17,719	68,793
Total derivatives in hedging instruments	65,267,846	688,413	412,919

Derivatives not designated as hedging instruments
Interest rate swaps	26,125,822	27,993	26,405
Interest rate caps or floors	2,698,000	5,214	—
Mortgage delivery commitments	28,447	60	100
Other (b)	258,000	4,804	4,479
Total derivatives not designated as hedging instruments	29,110,269	38,071	30,984

Total derivatives before netting and collateral adjustments	$94,378,115	726,484	443,903
Netting adjustments and cash collateral (c)		(397,609)	(298,918)
Net after cash collateral reported on the Statements of Condition		$328,875	$144,985
Security collateral received from counterparty (d)		(104,470)
Net exposure		$224,405

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

(c)          Cash collateral and related accrued interest posted by counterparties to the FHLBNY of $126.4 million and $354.7 million at June 30, 2017 and December 31, 2016 were netted in Netting adjustments in Derivative assets; cash collateral posted by the FHLBNY of $247.8 million and $256.0 million at June 30, 2017 and December 31, 2016 were netted in Netting adjustments in Derivative liabilities.  Until December 31, 2016, variation margin on cleared derivatives were accounted as cash collateral and included in the netting adjustments.  Beginning January 1, 2017, variation margin exchanged with the CME, a DCO, is considered as a settlement of the fair value of the open derivative contract.

(d)         At June 30, 2017 and December 31, 2016 counterparties had pledged U.S. government treasury security as collateral.

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

The FHLBNY has elected to measure certain debt under the accounting designation for the fair value option (“FVO”), and has executed interest rate swaps as economic hedges of the debt.  While changes in fair values of the interest rate swap and the debt elected under the FVO are both recorded in earnings within Other income (loss), they are recorded as separate line items: Changes in the fair value of the swaps are recorded as a Net realized and unrealized gain (loss) on derivatives and hedging activities; changes in the fair value of debt and advances elected under the FVO are recorded as an Unrealized (losses) or gains from Instruments held at fair value.

Components of net gains/(losses) on Derivatives and hedging activities as presented in the Statements of Income are summarized below (in thousands):

	Three months ended June 30,
	2017				2016
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$(79,007)	$79,247	$240	$(42,811)	$(122,001)	$121,632	$(369)	$(105,725)
Consolidated obligation bonds	33,584	(35,026)	(1,442)	5,026	79,547	(78,290)	1,257	25,485

Net (losses) gains related to fair value hedges	(45,423)	44,221	(1,202)	$(37,785)	(42,454)	43,342	888	$(80,240)
Cash flow hedges	14		14	$(7,901)	—		—	$(8,845)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	3,327		3,327		(3)		(3)
Caps or floors	(1,534)		(1,534)		(1,907)		(1,907)
Mortgage delivery commitments	210		210		468		468
Swaps economically hedging instruments designated under FVO	2,099		2,099		5,370		5,370
Accrued interest-swaps (a)	(1,637)		(1,637)		(3,399)		(3,399)

Net gains related to derivatives not designated as hedging instruments	2,465		2,465		529		529
Price alignment - cleared swaps settlement to market	(693)		(693)		—		—
Net (losses) gains on derivatives and hedging activities	$(43,637)	$44,221	$584		$(41,925)	$43,342	$1,417

	Six months ended June 30,
	2017				2016
	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Earnings Impact	Effect of Derivatives on Net Interest Income
Derivatives designated as hedging instruments
Interest rate swaps
Advances	$10,341	$(9,590)	$751	$(98,961)	$(539,301)	$539,360	$59	$(238,302)
Consolidated obligation bonds	10,665	(13,047)	(2,382)	15,608	218,603	(217,377)	1,226	55,900

Net gains (losses) related to fair value hedges	21,006	(22,637)	(1,631)	$(83,353)	(320,698)	321,983	1,285	$(182,402)
Cash flow hedges	191		191	$(16,073)	(47)		(47)	$(18,021)

Derivatives not designated as hedging instruments
Interest rate swaps (a)	7,346		7,346		(89)		(89)
Caps or floors	(3,606)		(3,606)		(3,735)		(3,735)
Mortgage delivery commitments	439		439		868		868
Swaps economically hedging instruments designated under FVO	3,745		3,745		11,829		11,829
Accrued interest-swaps (a)	(5,327)		(5,327)		(7,810)		(7,810)

Net gains related to derivatives not designated as hedging instruments	2,597		2,597		1,063		1,063
Price alignment - cleared swaps settlement to market	(1,275)		(1,275)		—		—
Net gains (losses) on derivatives and hedging activities	$22,519	$(22,637)	$(118)		$(319,682)	$321,983	$2,301

(a)       Derivative gains and losses from interest rate swaps that did not qualify as hedges under accounting rules were designated as economic hedges.  Gains and losses include interest expenses and income associated with the interest rate swap.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Cash Flow Hedges

The effect of interest rate swaps in cash flow hedging relationships was as follows (in thousands):

	Three months ended June 30,
	2017				2016
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(36)	Interest Expense	$(294)	$14	$(702)	Interest Expense	$(592)	$—
Consolidated obligation discount notes (b)	(13,750)	Interest Expense	—	—	(22,024)	Interest Expense	—	—
	$(13,786)		$(294)	$14	$(22,726)		$(592)	$—

	Six months ended June 30,
	2017				2016
	AOCI				AOCI
	Gains/(Losses)				Gains/(Losses)
	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings	Recognized in AOCI (c)	Location: Reclassified to Earnings (c)	Amount Reclassified to Earnings (c)	Ineffectiveness Recognized in Earnings

Consolidated obligation bonds (a)	$(421)	Interest Expense	$(603)	$191	$(1,684)	Interest Expense	$(1,148)	$(47)
Consolidated obligation discount notes (b)	(3,279)	Interest Expense	—	—	(77,915)	Interest Expense	—	—
	$(3,700)		$(603)	$191	$(79,599)		$(1,148)	$(47)

(a)    Cash flow hedges of anticipated issuance of consolidated obligation bonds

Changes in period recognized in AOCI — Amounts reported typically represent fair value gains and losses recorded in AOCI on this cash flow hedge strategy executed in the reported periods; the hedging contracts may be closed or still outstanding. There were no open contracts at June 30, 2017.  Open contracts under this cash flow strategy were $95.0 million notional at December 31, 2016, and $25.0 million at June 30, 2016. Amounts recorded are adjusted for any hedge ineffectiveness on the contracts.  In the second quarter of 2017, contracts executed resulted in the recognition in AOCI of net unrecognized losses of $36 thousand (net of ineffectiveness), compared to net unrecognized losses of $702 thousand in the same period in 2016.  On a year-to-date basis at June 30, net amounts recorded in AOCI were unrecognized losses of $421 thousand in the 2017 period, compared to $1.7 million in the 2016 period.  When this cash flow hedge is closed, the fair value gain or loss on the derivative is recorded in AOCI, and is amortized and reclassified to interest expense with an offset to the cumulative balance in AOCI (See “Amount Reclassified to Earnings”). The balance in AOCI of cumulative net unrecognized gains from hedges of anticipatory issuance strategy was $2.5 million at June 30, 2017, compared to a net gain of $2.3 million at December 31, 2016.

Amount Reclassified to Earnings — Amounts represent amortization of unrecognized losses from previously closed contracts that were recorded as a yield adjustment to interest expense and an offset to reduce the unamortized balance in AOCI.

Ineffectiveness Recognized in Earnings — Ineffectiveness arising from cash flow hedges executed under this strategy was a net gain of $14 thousand in the second quarter of 2017, and $0 in the same period in 2016.  On a year-to-date basis at June 30, ineffectiveness was a net gain of $191 thousand in 2017, compared to a net loss of $47 thousand in the same period in 2016.  Ineffectiveness is recorded in earnings as a gain or loss from derivative activities in Other income, while the effective portion is recorded in AOCI, and which amounts are reclassified prospectively as a yield adjustment to debt expense over the term of the debt.

(b)    Hedges of discount notes in rolling issuances

Changes in period recognized in AOCI — Amounts represented period-over-period change in the fair values of open swap contracts in this cash flow hedging strategy (Rolling issuances of discount notes).  Open swap contracts under this strategy were notional amounts of $2.2 billion at June 30, 2017, $1.6 billion at June 30, 2016 and $1.8 billion at December 31, 2016.  The fair values changes recorded in AOCI were net unrealized losses of $13.7 million and $3.3 million in the three and six months ended June 30, 2017, compared to net unrealized losses of $22.0 million and $77.9 million in the same periods in the prior year.  The cash flow hedges mitigated exposure to the variability in future cash flows over a maximum period of 15 years.

Cumulative unamortized balance in AOCI — The balance in AOCI of cumulative net unrecognized losses in rolling issuances strategy was $52.6 million at June 30, 2017, $163.1 million at June 30, 2016 and $49.3 million at December 31, 2016.  For more information, see Rollforward table below.

(c)     Ineffectiveness recognized in earnings — The effective portion of the fair values of open contracts is recorded in AOCI.  Ineffectiveness is recorded in Other income as a component of derivatives and hedging gains and losses.

Cash Flow Hedges — Fair Value Changes in AOCI Rollforward Analysis (in thousands):

	June 30, 2017		December 31, 2016
	Rollover Hedge Program	Anticipatory Hedge Program	Rollover Hedge Program	Anticipatory Hedge Program

Beginning balance	$(49,312)	$2,294	$(85,222)	$(5,815)
Changes in fair values	(3,279)	—	35,910	—
Amount reclassified		603		2,127
Fair Value - closed contract	—	(421)	—	4,202
Fair Value - open contract	—	—	—	1,780

Ending balance	$(52,591)	$2,476	$(49,312)	$2,294

Notional amount of swaps outstanding	$2,164,000	$—	$1,839,000	$95,000

There were no material amounts that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

It is expected that over the next 12 months, $0.6 million of the unrecognized loss in AOCI will be recognized as a yield adjustment (expense) to debt interest expense.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Note 17.                                                  Fair Values of Financial Instruments.

The fair value amounts recorded on the Statements of Condition or presented in the note disclosures have been determined by the FHLBNY using available market information and best judgment of appropriate valuation methods.

Estimated Fair Values — Summary Tables

The carrying values, estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2017
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$533,614	$533,614	$533,614	$—	$—	$—
Securities purchased under agreements to resell	5,175,000	5,174,953	—	5,174,953	—	—
Federal funds sold	10,700,000	10,699,931	—	10,699,931	—	—
Trading securities	30,911	30,911	—	30,911	—	—
Available-for-sale securities	634,096	634,096	46,030	588,066	—	—
Held-to-maturity securities	17,106,788	17,277,233	—	15,945,390	1,331,843	—
Advances	117,934,006	117,967,994	—	117,967,994	—	—
Mortgage loans held-for-portfolio, net	2,848,445	2,841,434	—	2,841,434	—	—
Accrued interest receivable	186,001	186,001	—	186,001	—	—
Derivative assets	344,852	344,852	—	490,820	—	(145,968)
Other financial assets	1,181	1,181	—	—	1,181	—

Liabilities
Deposits	1,927,747	1,927,707	—	1,927,707	—	—
Consolidated obligations
Bonds	87,559,342	87,487,147	—	87,487,147	—	—
Discount notes	57,330,972	57,327,341	—	57,327,341	—	—
Mandatorily redeemable capital stock	20,559	20,559	20,559	—	—	—
Accrued interest payable	149,264	149,264	—	149,264	—	—
Derivative liabilities	116,893	116,893	—	384,313	—	(267,420)
Other financial liabilities	74,268	74,268	74,268	—	—	—

	December 31, 2016
		Estimated Fair Value
						Netting Adjustment and
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Cash Collateral
Assets
Cash and due from banks	$151,769	$151,769	$151,769	$—	$—	$—
Securities purchased under agreements to resell	7,150,000	7,149,882	—	7,149,882	—	—
Federal funds sold	6,683,000	6,682,915	—	6,682,915	—	—
Trading securities	131,151	131,151	—	131,151	—	—
Available-for-sale securities	697,812	697,812	41,718	656,094	—	—
Held-to-maturity securities	16,022,293	16,146,971	—	14,831,668	1,315,303	—
Advances	109,256,625	109,285,876	—	109,285,876	—	—
Mortgage loans held-for-portfolio, net	2,746,559	2,730,328	—	2,730,328	—	—
Loans to other FHLBanks	255,000	254,998	—	254,998	—	—
Accrued interest receivable	163,379	163,379	—	163,379	—	—
Derivative assets	328,875	328,875	—	726,484	—	(397,609)
Other financial assets	1,653	1,653	—	—	1,653	—

Liabilities
Deposits	1,240,749	1,240,719	—	1,240,719	—	—
Consolidated obligations
Bonds	84,784,664	84,702,084	—	84,702,084	—	—
Discount notes	49,357,894	49,355,575	—	49,355,575	—	—
Mandatorily redeemable capital stock	31,435	31,435	31,435	—	—	—
Accrued interest payable	130,178	130,178	—	130,178	—	—
Derivative liabilities	144,985	144,985	—	443,903	—	(298,918)
Other financial liabilities	67,670	67,670	67,670	—	—	—

(a)         Level 3 Instruments — The fair values of non-Agency private-label MBS and housing finance agency bonds were estimated by management based on pricing services.  Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity so that the inputs may not be market based and observable.

Fair Value Hierarchy

The FHLBNY records available-for-sale securities, derivative assets, derivative liabilities, and consolidated obligations and advances elected under the FVO at fair value on a recurring basis.  On a non-recurring basis, when held-to-maturity securities are determined to be OTTI, the securities are written down to their fair values, when mortgage loans held-for-portfolio that are written down or are foreclosed as Other real estate owned (“REO” or “OREO”), they are recorded at the fair values of the real estate collateral supporting the mortgage loans.

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

Mortgage-backed securities — The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at June 30, 2017.  Until March 31, 2017, the FHLBNY employed three pricing vendors; one pricing vendor merged into an existing vendor during the second quarter of 2017.  The FHLBNY’s base investment pricing methodology establishes a median price for each security using a formula that is based on the number of prices received.  If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used, typically subject to further validation.  Vendor prices that are outside of a defined tolerance threshold of the median price are identified as outliers and subject to additional review, including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider.  Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

In its analysis, the FHLBNY employs the concept of cluster pricing and cluster tolerances.  Once the median prices are computed from the three pricing vendors, the second step is to determine which of the sourced prices fall within the required tolerance level interval to the median price, which forms the “cluster” of prices to be averaged.  This average will determine a “default” price for the security.  The cluster tolerance guidelines shall be reviewed annually and may be revised as necessary.  To be included among the cluster at June 30, 2017 and December 31, 2016, each price must fall within 7 points of the median price for residential PLMBS and within 2 points at June 30, 2017 and December 31, 2016 of the median price for GSE-issued MBS.  The final step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices.  If the analysis confirms that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price.  If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price.  In all cases, the final price is used to determine the fair value of the security.

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

Based on the FHLBNY’s review processes, management has concluded that inputs into the pricing models employed by pricing services for the FHLBNY’s investments in GSE securities are market based and observable and are considered to be within Level 2 of the fair value hierarchy.  The valuation of the private-label securities, all designated as held-to-maturity, may require pricing services to use significant inputs that are subjective and are considered to be within Level 3 of the fair value hierarchy.  This determination was made based on management’s view that the private-label instruments may not have an active market because of the specific vintage of the securities as well as inherent conditions surrounding the trading of private-label MBS, so that the inputs may not be market based and observable.  At June 30, 2017 and December 31, 2016, no held-to-maturity private-label MBS was deemed OTTI that would have also required the OTTI security to be written down to its fair value.

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

To determine the appropriate classification of the overall measurement in the fair value hierarchy of an advance, an analysis of the inputs to the entire fair value measurement was performed at June 30, 2017 and December 31, 2016.  If the unobservable spread to the FHLBNY’s cost of funds was not significant to the overall fair value, then the measurement was classified as Level 2.  Conversely, if the unobservable spread was significant to the overall fair value, then the measurement would be classified as Level 3.  The impact of the unobservable input was calculated as the difference in the value determined by discounting an advance’s cash flows using the FHLBNY’s advance curve and the value determined by discounting an advance’s cash flows using the FHLBNY’s cost of funds curve.  Given the relatively small mark-ups over the FHLBNY’s cost of funds, the results of the FHLBNY’s quantitative analysis confirmed the FHLBNY’s expectations that the measurement of the FHLBNY’s advances was Level 2.  The unobservable mark-up spreads were not significant to the overall fair value of the instrument.  A quantitative threshold for the significance factor has been established at 10%, with additional qualitative factors to be considered if the ratio exceeded the threshold.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The fair values are based on TBA rates (or agency commitment rates), as discussed above, adjusted primarily for seasonality.  TBA and agency commitment rates are market observable and therefore classified as Level 2 in the fair value hierarchy.  However, many of the credit and default risk related inputs involved with the valuation techniques described above may be considered unobservable due to a variety of reasons (e.g., lack of market activity for a particular loan, inherent judgment involved in property estimates).  If unobservable inputs are considered significant, the loans would be classified as Level 3 in the fair value hierarchy.  At June 30, 2017 and December 31, 2016, fair values were classified within Level 2 of the valuation hierarchy.

The fair values of impaired MPF are generally based on collateral values less estimated selling costs.  Collateral values are generally based on broker price opinions, and any significant adjustments to apply a haircut value on the underlying collateral value would be considered to be an unobservable Level 3 input.  The FHLBNY’s mortgage loan historical loss experience has been insignificant, and expected credit losses are insignificant.  Level 3 inputs, if any, are generally insignificant to the total measurement, and therefore the measurement of most loans may be classified as Level 2 in the fair value hierarchy.  At June 30, 2017 and December 31, 2016, fair values of credit impaired loans were classified within Level 2 of the valuation hierarchy as significant inputs to value collateral were also considered to be observable.  During the six months ended June 30, 2017, certain loans that were delinquent for 180 days or more had been charged-off, and the partially charged off loans were recorded at their fair values of $1.3 million on a non-recurring basis as a Level 2 financial instruments as significant inputs to value collateral were considered to be observable.

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

Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments.  Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation models to measure the fair values of interest rate swaps.  The valuation technique is considered as an “Income approach”.  Interest rate caps and floors are valued under the “Market approach”.  Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values.  The valuation models employed multiple market inputs including interest rates, prices and indices to create continuous yield or pricing curves and volatility factors.  These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices.  In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.  These derivative positions were classified within Level 2 of the valuation hierarchy at June 30, 2017 and December 31, 2016.

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

As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of Derivative assets and Derivative liabilities in the Statements of Condition at June 30, 2017 and December 31, 2016.

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair Value Measurement

The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at June 30, 2017 and December 31, 2016, by level within the fair value hierarchy.  The FHLBNY also measures certain held-to-maturity securities at fair value on a non-recurring basis when a credit loss is recognized and the carrying value of the asset is adjusted to fair value.  Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis.  Other real estate owned (“ORE”) is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$30,911	$—	$30,911	$—	$—
Available-for-sale securities
GSE/U.S. agency issued MBS	588,066	—	588,066	—	—
Equity and bond funds	46,030	46,030	—	—	—
Advances (to the extent FVO is elected)	2,741,800	—	2,741,800	—	—
Derivative assets (a)
Interest-rate derivatives	344,838	—	490,806	—	(145,968)
Mortgage delivery commitments	14	—	14	—	—

Total recurring fair value measurement - assets	$3,751,659	$46,030	$3,851,597	$—	$(145,968)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(3,679,025)	$—	$(3,679,025)	$—	$—
Bonds (to the extent FVO is elected) (b)	(399,794)	—	(399,794)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(116,814)	—	(384,234)	—	267,420
Mortgage delivery commitments	(79)	—	(79)	—	—

Total recurring fair value measurement - liabilities	$(4,195,712)	$—	$(4,463,132)	$—	$267,420

	December 31, 2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
GSE securities	$30,969	$—	$30,969	$—	$—
U.S. treasury securities	100,182	—	100,182	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	656,094	—	656,094	—	—
Equity and bond funds	41,718	41,718	—	—	—
Advances (to the extent FVO is elected)	9,873,157	—	9,873,157	—	—
Derivative assets (a)
Interest-rate derivatives	328,815	—	726,424	—	(397,609)
Mortgage delivery commitments	60	—	60	—	—

Total recurring fair value measurement - assets	$11,030,995	$41,718	$11,386,886	$—	$(397,609)

Liabilities
Consolidated obligations:
Discount notes (to the extent FVO is elected)	$(12,228,412)	$—	$(12,228,412)	$—	$—
Bonds (to the extent FVO is elected) (b)	(2,052,513)	—	(2,052,513)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(144,885)	—	(443,803)	—	298,918
Mortgage delivery commitments	(100)	—	(100)	—	—

Total recurring fair value measurement - liabilities	$(14,425,910)	$—	$(14,724,828)	$—	$298,918

(a)   Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.

(b)   Based on analysis of the nature of risks of consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	June 30, 2017
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$1,308	$—	$1,308	$—
Real estate owned	650	—	—	650
Total non-recurring assets at fair value	$1,958	$—	$1,308	$650

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3

Mortgage loans held-for-portfolio	$3,496	$—	$3,496	$—
Real estate owned	1,089	—	—	1,089
Total non-recurring assets at fair value	$4,585	$—	$3,496	$1,089

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

Fair values of Held-to-Maturity Securities on a Nonrecurring Basis — No held-to-maturity PLMBS was determined to be OTTI at June 30, 2017.  In accordance with the guidance on recognition and presentation of other-than-temporary impairment, held-to-maturity mortgage-backed securities that are determined to be credit impaired are required to be recorded at their fair values in the Statements of Condition.  For more information, see Note 7.  Held-to-Maturity Securities.

Mortgage loans and “Real estate owned” — Fair values recorded on a non-recurring basis during the period ended on the reporting dates.  During the six months ended June 30, 2017, certain loans that were delinquent for 180 days or more were partially charged-off and the loans were recorded at their collateral values of $1.3 million on a non-recurring basis.  Real estate owned (“Foreclosed”) properties, with fair values of $0.7 million were recorded on a non-recurring basis during the same period.

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

For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income.  The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income.  The change in fair value does not include changes in instrument-specific credit risk.  The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at June 30, 2017, December 31, 2016, and June 30, 2016.

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

The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (in thousands):

	Three months ended June 30
	2017	2016	2017	2016	2017	2016
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$4,500,587	$8,222,792	$(1,432,874)	$(9,959,433)	$(6,847,460)	$(9,497,652)
New transactions elected for fair value option	—	779,425	—	(1,009,950)	—	(5,145,158)
Maturities and terminations	(1,754,712)	(1,148,240)	1,032,020	7,386,475	3,162,012	3,981,784
Net (losses) on financial instruments held under fair value option	(2,120)	(236)	(288)	(570)	(1,173)	(2,085)
Change in accrued interest/unaccreted balance	(1,955)	(790)	1,348	6,430	7,596	(2,809)

Balance, end of the period	$2,741,800	$7,852,951	$(399,794)	$(3,577,048)	$(3,679,025)	$(10,665,920)

	Six months ended June 30
	2017	2016	2017	2016	2017	2016
	Advances		Bonds		Discount Notes
Balance, beginning of the period	$9,873,157	$9,532,553	$(2,052,513)	$(13,320,909)	$(12,228,412)	$(12,471,868)
New transactions elected for fair value option	5,000,000	1,384,425	—	(1,424,950)	(3,670,424)	(10,299,930)
Maturities and terminations	(12,124,489)	(3,073,240)	1,650,550	11,176,475	12,204,898	12,111,283
Net (losses) gains on financial instruments held under fair value option	(3,552)	8,314	199	(11,902)	1,491	(8,406)
Change in accrued interest/unaccreted balance	(3,316)	899	1,970	4,238	13,422	3,001

Balance, end of the period	$2,741,800	$7,852,951	$(399,794)	$(3,577,048)	$(3,679,025)	$(10,665,920)

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	Three months ended June 30,
	2017			2016
	Interest Income	Net losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$11,796	$(2,120)	$9,676	$17,680	$(236)	$17,444

	Six months ended June 30,
	2017			2016
	Interest Income	Net losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Income	Net gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Advances	$34,210	$(3,552)	$30,658	$35,796	$8,314	$44,110

	Three months ended June 30,
	2017			2016
	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(2,063)	$(288)	$(2,351)	$(7,627)	$(570)	$(8,197)
Consolidated obligation discount notes	(7,673)	(1,173)	(8,846)	(13,023)	(2,085)	(15,108)

	$(9,736)	$(1,461)	$(11,197)	$(20,650)	$(2,655)	$(23,305)

	Six months ended June 30,
	2017			2016
	Interest Expense	Net Gains Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings	Interest Expense	Net Losses Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings

Consolidated obligation bonds	$(4,657)	$199	$(4,458)	$(16,378)	$(11,902)	$(28,280)
Consolidated obligation discount notes	(21,956)	1,491	(20,465)	(20,753)	(8,406)	(29,159)

	$(26,613)	$1,690	$(24,923)	$(37,131)	$(20,308)	$(57,439)

The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	June 30, 2017			December 31, 2016
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance

Advances (a)	$2,735,079	$2,741,800	$6,721	$9,859,504	$9,873,157	$13,653

Consolidated obligation bonds (b)	$399,000	$399,794	$794	$2,049,550	$2,052,513	$2,963
Consolidated obligation discount notes (c)	3,670,424	3,679,025	8,601	12,204,898	12,228,412	23,514
	$4,069,424	$4,078,819	$9,395	$14,254,448	$14,280,925	$26,477

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

Note 18.                 Commitments and Contingencies.

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf.  Accordingly, should one or more of the FHLBanks be unable to repay their participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency.  Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank.  The FHLBNY does not believe that it will be called upon to pay the consolidated obligations of another FHLBank in the future.  Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the FHLBNY’s joint and several liability for all the consolidated obligations, as discussed above.  However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees.  Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations, which in aggregate were par amounts of $1.0 trillion as of June 30, 2017 and December 31, 2016.

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

Outstanding standby letters of credit were approximately $13.4 billion and $12.8 billion as of June 30, 2017 and December 31, 2016, and had original terms of up to 15 years, with a final expiration in 2019.  Standby letters of credit are fully collateralized.  Unearned fees on standby letters of credit are recorded in Other liabilities, and were $0.9 million and $0.8 million as of June 30, 2017 and December 31, 2016.

MPF Program — Under the MPF program, the FHLBNY was unconditionally obligated to purchase $26.7 million and $28.4 million of mortgage loans at June 30, 2017 and December 31, 2016.  Commitments were generally for periods not to exceed 45 business days.  Such commitments were recorded as derivatives at their fair values in compliance with the provisions of the accounting standards for derivatives and hedging.  The FHLBNY also has executed conditional agreements with its members in the MPF program to purchase $0.8 billion and $1.0 billion of mortgage loans at June 30, 2017 and December 31, 2016.

Advances to members — No members had conditional agreements at either June 30, 2017 or December 31, 2016 to borrow through advances with the FHLBNY.

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

In aggregate, the FHLBNY had posted $247.8 million and $256.0 million in cash with derivative counterparties, including the DCOs at June 30, 2017 and December 31, 2016.  Further information is provided in Note 16.  Derivatives and Hedging Activities.

The following table summarizes contractual obligations and contingencies as of June 30, 2017 (in thousands):

	June 30, 2017
	Payments Due or Expiration Terms by Period
		Greater Than	Greater Than
	Less Than	One Year	Three Years	Greater Than
	One Year	to Three Years	to Five Years	Five Years	Total
Contractual Obligations
Consolidated obligation bonds at par (a)	$70,313,490	$10,548,770	$2,311,740	$3,917,555	$87,091,555
Consolidated obligation discount notes at par	57,389,161	—	—	—	57,389,161
Mandatorily redeemable capital stock (a)	2,207	12,727	464	5,161	20,559
Premises (lease obligations) (b)	3,649	9,359	9,073	52,215	74,296
Other liabilities (c)	113,877	8,346	6,580	54,661	183,464

Total contractual obligations	127,822,384	10,579,202	2,327,857	4,029,592	144,759,035

Other commitments
Standby letters of credit	13,354,452	12,384	—	—	13,366,836
Consolidated obligation bonds/discount notes traded not settled	7,176,615	—	—	—	7,176,615
Open delivery commitments (MPF)	26,706	—	—	—	26,706

Total other commitments	20,557,773	12,384	—	—	20,570,157

Total obligations and commitments	$148,380,157	$10,591,586	$2,327,857	$4,029,592	$165,329,192

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

(b)   We executed a new lease for the New York City office, which we occupied in June 2017.  The Bank plans to adopt ASU 2016-02, Leases (Topic 842) in 2019.  Upon adoption the lease obligation will be recorded in the Statements of Condition.  Until then, lease obligations will continue to be reported as commitments under existing GAAP.

(c)   Includes accounts payable and accrued expenses, Pass-through reserves at the FRB on behalf of certain members of the FHLBNY recorded in Other liabilities.  Also includes projected payment obligations for pension plans.  Where it was not possible to estimate the exact timing of payment obligations, they were assumed to be due within one year; amounts were not material.  For more information about employee retirement plans in general, see Note 15. Employee Retirement Plans.

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

Debt Assumptions and Transfers

Debt assumptions — No debt was assumed from another FHLBank in the six months ended June 30, 2017 and in the same period in the prior year.

Debt transfers — No debt was transferred to another FHLBank in the six months ended June 30, 2017 and in the same period in the prior year.  Cash paid in excess of book cost is charged to earnings in the period when debt is transferred; the transferring bank notifies the Office of Finance, the issuing agent, on trade date of the change in primary obligor for the transferred debt.

When debt is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

Advances Sold or Transferred

No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.

MPF Program

In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members.  Transactions are participated at market rates.  Since 2004, the FHLBNY has not shared its purchases with the FHLBank of Chicago.  From the inception of the program through 2004, the cumulative share of participation in the FHLBNY’s MPF loans that has remained outstanding was $13.4 million and $15.5 million at June 30, 2017 and December 31, 2016.

Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2017, compared to $0.5 million and $1.0 million for the same periods in the prior year.

Mortgage-backed Securities

No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.

We pay an annual fee of $6.0 thousand to the FHLBank of Chicago for the use of MBS cash flow models in connection with OTTI analysis performed by the FHLBNY for certain of our private-label MBS.

Intermediation

From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members.  At June 30, 2017 and December 31, 2016, outstanding notional amounts were $184.0 million and $129.0 million and represented derivative contracts in which the FHLBNY acted as an intermediary to execute derivative contracts with members.  Separately, the contracts were offset with contracts purchased from unrelated derivatives dealers.  Net fair value exposures of these transactions at June 30, 2017 and December 31, 2016 were not significant.  The intermediated derivative transactions with members were fully collateralized.

Loans to Other Federal Home Loan Banks

In the three and six months ended June 30, 2017, overnight loan extended to other FHLBanks were $0.5 billion.  In the same periods in the prior year, the FHLBNY extended overnight loans for a total of $0.6 billion and $0.9 billion to other FHLBanks.  Generally, loans made to other FHLBanks are uncollateralized.  Interest income from such loans was immaterial in any period in this report.

Borrowings from Other Federal Home Loan Banks

The FHLBNY borrows from other FHLBanks, generally for a period of one day.  In the three and six months ended June 30, 2017 and in the same periods in the prior year, there were no borrowings from other FHLBanks.

Cash and Due from Banks

Compensating cash balances were held at Citibank, a member and stockholder of the FHLBNY.  For more information, see Note 3. Cash and Due from Banks.

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The following tables summarize significant balances with related parties at June 30, 2017 and December 31, 2016, and transactions for the three and six months ended June 30, 2017 and June 30, 2016 (in thousands):

Related Party:  Outstanding Assets, Liabilities and Capital

	June 30, 2017	December 31, 2016
	Related	Related
Assets
Advances	$117,934,006	$109,256,625
Loans to other FHLBanks	—	255,000
Accrued interest receivable	144,378	126,026

Liabilities and capital
Deposits	$1,927,747	$1,240,749
Mandatorily redeemable capital stock	20,559	31,435
Accrued interest payable	381	68
Affordable Housing Program (a)	121,282	125,062
Other liabilities (b)	74,268	67,670

Capital	$8,119,582	$7,624,081

(a)    Represents funds not yet allocated or disbursed to AHP programs.

(b)    Related column includes member pass-through reserves at the Federal Reserve Bank of New York.

Related Party: Income and Expense Transactions

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	Related	Related	Related	Related
Interest income
Advances	$361,306	$210,149	$678,077	$401,423
Loans to other FHLBanks	12	12	20	15

Interest expense
Deposits	$3,063	$764	$4,887	$1,290
Mandatorily redeemable capital stock	239	327	643	623

Service fees and other	$2,876	$2,896	$5,885	$5,723

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

Federal Home Loan Bank of New York

Notes to Financial Statements — Unaudited

The top ten advance holders at June 30, 2017, December 31, 2016 and June 30, 2016 and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2017
				Percentage of	Three Months		Six Months
			Par	Total Par Value	Interest		Interest
	City	State	Advances	of Advances	Income	Percentage (a)	Income	Percentage (a)

Citibank, N.A.	New York	NY	$35,550,000	30.14%	$92,248	32.81%	$179,835	33.43%
Metropolitan Life Insurance Company	New York	NY	14,445,000	12.25	54,143	19.26	104,765	19.48
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	11,280,600	9.56	44,817	15.94	88,787	16.51
New York Commercial Bank	Westbury	NY	273,900	0.23	949	0.34	1,903	0.35
Subtotal New York Community Bancorp, Inc.			11,554,500	9.79	45,766	16.28	90,690	16.86
HSBC Bank USA, National Association (c)	Mc Lean	VA	4,900,000	4.15	17,722	6.30	34,527	6.42
Investors Bank (b)	Short Hills	NJ	4,516,237	3.83	21,527	7.66	41,232	7.67
Morgan Stanley Private Bank, NA	Purchase	NY	3,400,000	2.88	6,069	2.16	6,365	1.18
Valley National Bank (b)	Wayne	NJ	2,907,000	2.46	13,209	4.70	24,059	4.47
AXA Equitable Life Insurance Company	New York	NY	2,620,415	2.22	12,636	4.49	23,587	4.39
Signature Bank	New York	NY	2,600,900	2.21	8,756	3.12	15,772	2.93
New York Life Insurance Company	New York	NY	2,425,000	2.06	9,062	3.22	17,053	3.17
Total			$84,919,052	71.99%	$281,138	100.00%	$537,885	100.00%

(a)    Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)    At June 30, 2017, officer of member bank also served on the Board of Directors of the FHLBNY.

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

(b)   At December 31, 2016, officer of member bank also served on the Board of Directors of the FHLBNY.

(c)    For Bank membership purposes, principal place of business is New York, NY.

	June 30, 2016
				Percentage of	Three Months		Six Months
			Par	Total Par Value	Interest		Interest
	City	State	Advances	of Advances	Income	Percentage (a)	Income	Percentage (a)

Citibank, N.A.	New York	NY	$15,550,000	16.47%	$32,790	16.18%	$61,908	15.33%
Metropolitan Life Insurance Company	New York	NY	13,895,000	14.72	50,682	25.00	104,424	25.85
New York Community Bancorp, Inc.:
New York Community Bank	Westbury	NY	11,027,100	11.68	40,350	19.91	82,875	20.52
New York Commercial Bank	Westbury	NY	587,300	0.62	1,375	0.68	2,870	0.71
Subtotal New York Community Bancorp, Inc.			11,614,400	12.30	41,725	20.59	85,745	21.23
HSBC Bank USA, National Association (c)	McLean	VA	6,700,000	7.10	15,152	7.48	27,210	6.74
First Niagara Bank, National Association	Buffalo	NY	5,317,000	5.63	11,079	5.47	21,194	5.25
Investors Bank (b)	Short Hills	NJ	3,756,602	3.98	16,748	8.26	33,264	8.24
Goldman Sachs Bank USA	New York	NY	2,425,000	2.57	5,574	2.75	11,269	2.79
Signature Bank	New York	NY	2,380,000	2.52	6,508	3.21	12,668	3.14
Astoria Bank (b)	Lake Success	NY	2,374,000	2.51	10,215	5.04	20,616	5.11
Valley National Bank(b)	Wayne	NJ	2,155,500	2.28	12,210	6.02	25,532	6.32
Total			$66,167,502	70.08%	$202,683	100.00%	$403,830	100.00%

(a)    Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

(b)    At June 30, 2016, officer of member bank also served on the Board of Directors of the FHLBNY.

(c)    For Bank membership purposes, principal place of business is New York, NY.

Note 21. Subsequent Events.

Subsequent events for the FHLBNY are events or transactions that occur after the balance sheet date but before financial statements are issued.  The FHLBNY has evaluated subsequent events through the filing date of this report and no significant subsequent events were identified other than the following:

Effective on August 1, 2017, the FHLBNY reduced the capital stock purchase requirement for membership of the FHLBNY from 15 basis points to 12.5 basis points of members’ Mortgage-related Assets.  On August 1, 2017, the FHLBNY repurchased approximately $225 million of excess Membership stock as a result of the reduction in the Membership stock requirement.  The Bank remains in compliance with all capital requirements.

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

Organization of Management’s Discussion and Analysis (“MD&A”).

This MD&A is designed to provide information that will assist the readers in better understanding the FHLBNY’s financial statements, the changes in key items in the Bank’s financial statements from period to period and the primary factors driving those changes as well as how accounting principles affect the FHLBNY’s financial statements.  The MD&A is organized as follows:

MD&A TABLE REFERENCE

Table(s)	Description	Page(s)
	Selected Financial Data	56 - 57
1.1 - 1.16	Results of Operations	58 - 74
2.1	Assessments	74
3.1	Financial Condition	75
4.1 - 4.7	Advances	77 - 80
5.1 - 5.8	Investments	80 - 85
6.1 - 6.5	Mortgage Loans	86 - 87
7.1 - 7.10	Consolidated Obligations	89 - 92
8.1 - 8.3	Capital	92 - 93
9.1 - 9.8	Derivatives	94 - 98
10.1 - 10.3	Liquidity	99 - 100
10.4	Short-Term Debt	101

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

Cooperative business model.  As a cooperative, we seek to maintain a balance between our public policy mission and our ability to provide adequate returns on the capital supplied by our members.  We achieve this balance by delivering low-cost financing to members to help them meet the credit needs of their communities and also by paying a dividend on members’ capital stock.  Our financial strategies are designed to enable us to expand and contract in response to member credit needs.  By investing capital in high-quality, short- and medium-term financial instruments, we maintain sufficient liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations.  The dividends we pay are largely the result of earnings on invested member capital, net earnings on advances to members, mortgage loans and investments, offset in part by operating expenses and assessments.  Our Board of Directors and Bank’s management determine the pricing of member credit and dividend policies based on the needs of our members and the cooperative.

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

2017 Second Quarter Highlights

Net Income — 2017 second quarter Net income was $130.9 million, an increase of $39.3 million, or 42.9%, compared to the same quarter in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — 2017 second quarter Net interest income was $176.1 million, an increase of $47.1 million, or 36.5%, from the same quarter in the prior year.  Net interest spread was 44 basis points in the second quarter of 2017, an increase from 37 basis points in the same quarter in the prior year.

The significant period-over-period increase in 2017 second quarter Net interest income, net spread and margin compared to the same quarter in the prior year was driven by several factors.  The impact of higher market interest rates on interest yielding assets, specifically overnight investments, LIBOR indexed advances and LIBOR indexed floating-rate MBS was a primary driver.  The continued favorable funding environment for the issuance of Consolidated obligation discount notes and shorter-term floating-rate notes was another.  Additionally, business volume increased period-over-period.  Earning assets averaged $143.8 billion in the second quarter of 2017, compared to $123.4 billion in the same quarter in the prior year, an increase of $20.4 billion in earning assets.

Other Income (Loss) — 2017 second quarter Other Income/(loss) reported a gain of $1.1 million, compared to a gain of $0.2 million in the same quarter in the prior year.

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $4.1 million in the current year second quarter, compared to $3.5 million in the prior year second quarter.

•                  Financial instruments carried at fair values reported a net valuation loss of $3.6 million in the current year second quarter, compared to a net loss of $2.9 million in the prior year second quarter.

•                  Derivative and hedging activities reported a net gain of $0.6 million in the current year second quarter, compared to a net gain of $1.4 million in the prior year second quarter.

Other Expenses were $31.5 million in the current year second quarter, compared to $26.9 million in the prior year second quarter.

•                  Operating expenses were $10.7 million in the current year second quarter, up from $7.7 million in the prior year second quarter.

•                  Compensation and benefits expenses were $17.6 million in the current year second quarter, up from $16.4 million in the prior year second quarter.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $3.2 million in the current year second quarter, compared to $2.9 million in the prior year second quarter.

AHP assessments allocated from net income were $14.6 million in the current year second quarter, compared to $10.2 million in the prior year second quarter.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Dividend payments — A quarterly cash dividend of $1.23 per share of capital (5.00% annualized) was paid in the three months ended June 30, 2017, compared to $1.12 per share of capital stock (4.50% annualized) paid in the same period in 2016.

Financial Condition — June 30, 2017 compared to December 31, 2016

Total assets increased to $155.5 billion at June 30, 2017 from $143.6 billion at December 31, 2016, an increase of $11.9 billion, or 8.3%.

Cash at banks was $533.6 million at June 30, 2017, compared to $151.8 million at December 31, 2016.  The cash balance at June 30, 2017, included $52.0 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes, and the remaining liquidity was at the Federal Reserve Bank of New York.

Money Market investments at June 30, 2017 were $10.7 billion in federal funds sold and $5.2 billion in overnight resale agreements.  At December 31, 2016, money market investments were $6.7 billion in federal funds and $7.2 billion in overnight resale agreements.

Advances — Par balances increased at June 30, 2017 to $117.9 billion, compared to $109.2 billion at December 31, 2016.  Fixed-rate longer-term advances grew by 6.1% to $49.0 billion at June 30, 2017, up from $46.2 billion at December 31, 2016.  ARC advances, which are adjustable-rate borrowings, decreased by 8.6% to $39.0 billion at June 30, 2017, compared to $42.7 billion at December 31, 2016.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 2.0%, is our investment profile.

In the AFS portfolio, long-term investments at June 30, 2017 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $588.1 million, compared to $656.1 million at December 31, 2016.  We own a grantor trust that invests in highly-liquid registered mutual funds that are classified as AFS; funds were carried on the balance sheet at fair values of $46.0 million at June 30, 2017 and $41.7 million at December 31, 2016.

In the HTM portfolio, long-term investments at June 30, 2017 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities (“MBS”) and housing finance agency bonds.  Carrying values of HTM securities are reported at amortized cost adjusted for credit and non-credit OTTI.  MBS were carried at $16.0 billion at June 30, 2017 and $15.0 billion at December 31, 2016.  Private-label issued MBS were less than 2.0% of the HTM portfolio of mortgage-backed securities.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at June 30, 2017 and December 31, 2016.

Trading securities (Securities liquidity portfolio) — In December 2016, management approved a trading portfolio to meet short-term contingency liquidity needs.  We will invest in highly liquid U.S. Treasury and GSE issued securities.  Trading investments are carried at fair value and changes recorded through earnings.  At June 30, 2017, GSE securities were $30.9 million.  At December 31, 2016, Treasury notes were $100.2 million and GSE securities were $31.0 million.  We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.8 billion at June 30, 2017, slightly higher than the balance at December 31, 2016.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Credit performance has been strong and delinquency low.

Capital ratios — Our capital position remains strong.  At June 30, 2017, actual risk-based capital was $8.2 billion, compared to required risk-based capital of $821.1 million.  To support $155.5 billion of total assets at June 30, 2017, the minimum required total capital was $6.2 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $8.2 billion, exceeding required capital by $2.0 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.

Liquidity — In addition to the trading portfolio maintained for liquidity, liquid assets at June 30, 2017 included $481.0 million as demand cash balances at the FRBNY, $52.0 million as compensating cash balances at Citibank that could be withdrawn at short notice, $15.9 billion in short-term and overnight loans in the federal funds and the repo markets, and $0.6 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

Business Outlook

The following forward-looking statements are based upon the current beliefs and expectations of the FHLBNY’s management and are subject to risks and uncertainties, which could cause our actual results to differ materially from those set forth in such forward-looking statements.

Earnings — We project 2017 Net income to be a little higher than Net income earned in 2016, despite the $70.0 million litigation settlement paid to Lehman Brothers Special Financing in the second quarter of 2017.  We expect the favorable funding condition to continue through 2017, specifically for consolidated obligation discount notes and short and intermediate-term consolidated obligation floating-rate bonds.

Advances — We project continued strong demand from our membership and a stable book of advance business through 2017.  The pace of balance sheet growth in the periods in this report was primarily driven by the borrowing activities of a few large members.  We cannot predict if advances borrowed by our larger members will be rolled over at maturity or prepaid prior to maturity in 2017.  Three members’ advance borrowings exceeded approximately 10.0% of total advances outstanding — Citibank, N.A. 30.1% at June 30, 2017 (30.7% at December 31, 2016), Metropolitan Life Insurance Company 12.3% at June 30, 2017 (13.2% at December 31, 2016), and New York Community Bank/New York Commercial Bank 9.8% at June 30, 2017 (10.7% at December 31, 2016).

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

The cost of FHLBank debt is a key driver of profitability, and we expect to be able to issue CO bonds and discount notes at reasonable spreads to yields earned from advances and investments.  Consolidated obligation discount notes and floating-rate bonds have been in demand by investors, and pricing and yields have been attractive, specifically relative to LIBOR.  Our business plans and funding strategies are predicated on the expectation that investor demand will continue.

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

Other Developments

Puerto Rico Bankruptcy— Our district is comprised of the states of New Jersey and New York, as well as Puerto Rico and the U.S. Virgin Islands.  On May 3, 2017, the Commonwealth of Puerto Rico filed for bankruptcy protection under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act, or “PROMESA”. The FHLBNY does not own any debt issued by the government of Puerto Rico or its agencies.  In addition, lending to all FHLBNY customers, including our Puerto Rico customers, is made on a secured basis.  In this regard, we note that lending to Puerto Rico-based members was immaterial, compared to total outstanding advances as of June 30, 2017.  Based on the foregoing, we do not expect the financial condition of the government of Puerto Rico to have a material impact on the FHLBNY’s credit or business activities.

Selected Financial Data (Unaudited).

Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in millions)	2017	2017	2016	2016	2016

Investments (a)	$33,647	$36,925	$30,939	$28,750	$29,988
Advances	117,934	101,428	109,257	102,840	95,273
Mortgage loans held-for-portfolio, net of allowance for credit losses (b)	2,848	2,787	2,747	2,686	2,631
Total assets	155,529	141,801	143,606	134,992	128,726
Deposits and borrowings	1,928	1,288	1,241	1,574	1,365
Consolidated obligations, net
Bonds	87,559	86,143	84,785	70,695	70,900
Discount notes	57,331	46,162	49,358	54,631	49,072
Total consolidated obligations	144,890	132,305	134,143	125,326	119,972
Mandatorily redeemable capital stock	21	21	31	29	30
AHP liability	121	118	125	117	115
Capital
Capital stock	6,757	5,973	6,308	6,023	5,666
Retained earnings
Unrestricted	1,026	995	1,029	1,002	984
Restricted	423	400	383	359	338
Total retained earnings	1,449	1,395	1,412	1,361	1,322
Accumulated other comprehensive loss	(86)	(76)	(96)	(192)	(214)
Total capital	8,120	7,292	7,624	7,192	6,774
Equity to asset ratio (c)(j)	5.22%	5.14%	5.31%	5.33%	5.26%

	Three months ended					Six months ended
Statements of Condition	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
Averages (See note below; dollars in millions)	2017	2017	2016	2016	2016	2017	2016

Investments (a)	$35,051	$35,309	$30,277	$28,636	$28,782	$35,179	$29,216
Advances	105,880	106,463	105,431	95,802	91,652	106,170	91,736
Mortgage loans held-for-portfolio, net of allowance for credit losses	2,819	2,769	2,726	2,652	2,597	2,794	2,573
Total assets	144,693	145,425	139,433	128,280	124,149	145,057	124,613
Interest-bearing deposits and other borrowings	1,542	1,451	1,480	1,489	1,454	1,497	1,377
Consolidated obligations, net
Bonds	88,006	86,333	77,979	70,134	73,509	87,174	72,282
Discount notes	46,526	49,092	51,233	48,475	41,331	47,802	43,126
Total consolidated obligations	134,532	135,425	129,212	118,609	114,840	134,976	115,408
Mandatorily redeemable capital stock	22	23	39	20	20	23	19
AHP liability	119	122	119	114	111	120	111
Capital
Capital stock	6,209	6,194	6,132	5,708	5,521	6,201	5,501
Retained earnings
Unrestricted	993	1,021	1,000	983	968	1,007	963
Restricted	407	392	367	346	326	400	318
Total retained earnings	1,400	1,413	1,367	1,329	1,294	1,407	1,281
Accumulated other comprehensive loss	(92)	(92)	(156)	(207)	(187)	(92)	(181)
Total capital	7,517	7,515	7,343	6,830	6,628	7,516	6,601

Note —Average balance calculation.  For most components of the average balances, a daily weighted average balance is calculated for the period.  When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data
(dollars in millions)	Three months ended					Six months ended
(except earnings and dividends per	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
share, and headcount)	2017	2017	2016	2016	2016	2017	2016
Net income	$131	$70	$123	$103	$92	$201	$175
Net interest income (d)	176	174	160	140	129	350	256
Dividends paid in cash (e)	77	87	72	64	62	164	123
AHP expense	14	8	14	12	10	22	19
Return on average equity (f)(g)(j)	6.99%	3.75%	6.65%	6.02%	5.56%	5.38%	5.33%
Return on average assets (g)(j)	0.36%	0.19%	0.35%	0.32%	0.30%	0.28%	0.28%
Other non-interest income (loss)	1	(66)	9	3	—	(65)	(5)
Operating expenses (h)	29	26	28	25	24	55	49
Finance Agency and Office of Finance expenses	3	4	3	3	3	7	7
Total other expenses	32	30	31	28	27	62	56
Operating expenses ratio (g)(i)(j)	0.08%	0.07%	0.08%	0.08%	0.08%	0.08%	0.08%
Earnings per share	$2.11	$1.12	$2.00	$1.81	$1.66	$3.23	$3.18
Dividends per share	$1.23	$1.42	$1.26	$1.18	$1.12	$2.65	$2.29
Headcount (Full/part time)	308	296	280	282	298	308	298

(a)         Investments include trading securities, available-for-sale securities, held-to-maturity securities, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.

(b)         Allowances for credit losses were $1.0 million, $1.1 million, $1.6 million, $1.4 million and $1.5 million for the periods ended June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016.

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

Results of Operations

The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and six months ended June 30, 2017 and the same periods in the prior year.  For a discussion of the significant accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Significant Accounting Policies and Estimates in the most recent Form 10-K filed on March 22, 2017.

Net Income

Interest income from advances is the principal source of revenue.  Other sources of revenue are interest income from investment securities, mortgage loans in the MPF portfolio, and federal funds sold.  The primary expense is interest paid on consolidated obligation debt.  Other expenses are Compensation and benefits, Operating expenses, and Assessments on Net income.  Other significant factors affecting our Net income include the volume and timing of investments in mortgage-backed securities, prepayments of advances, charges due to debt repurchased, gains and losses from derivatives and hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of Net income (in thousands):

Table 1.1:               Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Total interest income	$519,997	$318,359	$979,384	$617,591
Total interest expense	343,883	189,375	629,821	361,441
Net interest income before provision for credit losses	176,114	128,984	349,563	256,150
Provision/(Reversal) for credit losses on mortgage loans	200	346	(101)	1,472
Net interest income after provision for credit losses	175,914	128,638	349,664	254,678
Total other income (loss)	1,102	152	(64,681)	(4,772)
Total other expenses	31,530	26,932	62,158	55,347
Income before assessments	145,486	101,858	222,825	194,559
Affordable Housing Program Assessments	14,573	10,218	22,347	19,518
Net income	$130,913	$91,640	$200,478	$175,041

2017 Second Quarter Compared to 2016 Second Quarter

Net Income — For the FHLBNY, Net income is Net interest income, minus Provisions for credit losses, Other income/(loss), Other Expenses, and Assessments for the FHLBNY’s Affordable Housing Program.

2017 second quarter Net income was $130.9 million, an increase of $39.3 million, or 42.9%, compared to the same quarter in the prior year.  Summarized below are the primary components of our Net income:

Net interest income — 2017 second quarter Net interest income was $176.1 million, an increase of $47.1 million, or 36.5%, from the same quarter in the prior year.  Net interest spread was 44 basis points in the second quarter of 2017, an increase from 37 basis points in the same quarter in the prior year.

In the second quarter of 2017, our LIBOR-indexed assets, primarily ARC advances and floating-rate investments in mortgage-backed securities, benefited from the rising LIBOR.  Our overnight and short-term investments in the federal funds and the overnight repurchase agreements benefited from rising yields for money market investments.  Our funding costs were also higher in line with the rising rate environment, however, on a relative basis, our cost of funding in the second quarter of 2017 benefited from favorable investor demand for Consolidated obligation discount notes and floating-rate bonds.  2017 second quarter Net interest income also benefited from higher average earning assets, which grew to $143.8 billion, up from $123.4 billion in the same quarter in the prior year.  Average advance balances were $105.9 billion in the second quarter of 2017, compared to $91.7 billion in the same quarter in 2016.

Other Income (Loss) — 2017 second quarter Other Income/(loss) reported a gain of $1.1 million, compared to a gain of $0.2 million in the same quarter in the prior year.

•                  Service fees and other are primarily correspondent banking fees and fee revenues from financial letters of credit.  Such revenues were $4.1 million in the current year second quarter, compared to $3.5 million in the prior year second quarter.

•                  Financial instruments carried at fair values reported a net valuation loss of $3.6 million in the current year second quarter, compared to a net loss of $2.9 million in the prior year second quarter.  For more information, see financial statements, Fair Value Option disclosures in Note 17.  Fair Values of Financial Instruments.  Also see, Table 1.11 Other Income (Loss) and accompanying discussions in this MD&A.

•                  Derivative and hedging activities reported a net gain of $0.6 million in the current year second quarter, compared to a net gain of $1.4 million in the prior year second quarter.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 16.  Derivatives and Hedging Activities.  Also see Table 1.14 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions in this MD&A.

•                  Debt repurchases and transfers — No debt was repurchased or transferred in the second quarter of 2017.  In the prior year second quarter, the category reported a loss of $2.0 million.

Other Expenses were $31.5 million in the current year second quarter, compared to $26.9 million in the prior year second quarter.  Other Expenses are Operating expenses, Compensation and benefits, and our share of operating expenses of the Office of Finance and the Federal Housing Finance Agency.

•                  Operating expenses were $10.7 million in the current year second quarter, up from $7.7 million in the prior year second quarter.

•                  Compensation and benefits expenses were $17.6 million in the current year second quarter, up from $16.4 million in the prior year second quarter.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $3.2 million in the current year second quarter, compared to $2.9 million in the prior year second quarter.

AHP assessments allocated from net income were $14.6 million in the current year second quarter, compared to $10.2 million in the prior year second quarter.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Year-to-Date Period Ended June 30, 2017 Compared to June 30, 2016

Net income for the six months ended June 30, 2017 was $200.5 million, an increase of $25.5 million, or 14.5%, compared to the year-to-date period in the prior year. The primary driver was the significant growth in Net interest income.

Net interest income was $349.6 million in the year-to-date period in the current year, an increase of $93.4 million, or 36.5%, from the same period in the prior year.

In the 2017 period, the higher prevailing interest rates improved yields on LIBOR-indexed variable-rate assets and federal funds sold.  Our funding costs were also higher in line with the rising rate environment, however, on a relative basis cost of funding continued to be favorable in the year-to-date period in 2017, specifically the yields paid on Consolidated obligation discount notes and floating-rate bonds were at advantageous sub-LIBOR spreads.  These factors, taken together, improved Net interest spread to 44 basis points, an increase of 6 basis points from the same period in the prior year.

Other Income (Loss) — Other Income/(loss) reported a loss of $64.7 million in the year-to-date period in the current year, compared to a loss of $4.8 million in the prior year period.  The Lehman settlement charge of $70.0 million was recorded in Other Income/(Loss) in the first quarter of the current year period.

•                  Service fees and others were $7.4 million in the current year period, compared to $6.9 million in the prior year period.

•                  Financial instruments carried at fair values reported a net valuation loss of $1.9 million in the current year period, compared to a net loss of $12.0 million in the prior year period.

•                  Derivative and hedging activities reported a net loss of $0.1 million in the current year period, compared to a net gain of $2.3 million in the prior year period.  For more information, see financial statements, Earnings Impact of Derivatives and Hedging Activities disclosures in Note 16.  Derivatives and Hedging Activities.  Also see Table 1.14 Earnings Impact of Derivatives and Hedging Activities and accompanying discussions in this MD&A.

•                  Debt repurchases and transfers — No debt was repurchased or transferred in the year-to-date period in the current year.  In the prior year period, the category reported a loss of $2.1 million.

Other Expenses were $62.2 million in the year-to-date period in the current year, compared to $55.3 million in the prior year period:

•                  Operating expenses were $19.2 million in the current year period, up from $15.2 million in the prior year period.

•                  Compensation and benefits expenses were $36.0 million in the current year period, up from $33.7 million in the prior year period.

•                  The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency were $7.0 million in the current year period, compared to $6.5 million in the prior year period.

AHP assessments allocated from net income were $22.3 million in the year-to-date period in the current year, compared to $19.5 million in the prior year period.  Assessments are calculated as a percentage of Net income, and changes in allocations were in parallel with changes in Net income.

Net Interest Income, Margin and Interest Rate Spreads — 2017 Periods Compared to 2016 Periods

Net interest income is our principal source of Net income.  It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

The following table summarizes Net interest income (dollars in thousands):

Table 1.2:                                       Net Interest Income

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
Total interest income (a)	$519,997	$318,359	63.34%	$979,384	$617,591	58.58%
Total interest expense (a)	343,883	189,375	(81.59)	629,821	361,441	(74.25)
Net interest income before provision for credit losses	$176,114	$128,984	36.54%	$349,563	$256,150	36.47%

(a)         Total Interest Income and Total Interest Expense — See Tables 1.7 and 1.9 and accompany discussions.

2017 second quarter Net interest income was $176.1 million, compared to $129.0 million in the same quarter in the prior year.  Period-over-period changes in Net interest income are typically driven by changes in the volume of earning assets, as measured by average balances of earning assets, and the impact of market interest rates on earnings assets and funding costs.  Interest income and expense accruals on interest rate swaps that qualified under ASC 815, the hedge accounting rules, were significant factors in the period-over-period changes to Net interest income. Shareholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free capital, and when advances are early terminated by our member/borrowers, the prepayment fees received could also be a significant factor.

Net interest spread, which is the yield from earning assets minus interest paid to fund earning assets, was 44 basis points in the current year second quarter, 7 basis points higher than the same quarter in the prior year.  Net interest margin, a measure of margin efficiency and is calculated as Net interest income divided by average earning assets, was 49 basis points in the current year second quarter, compared to 42 basis points in the same quarter in the prior year.

The significant period-over-period increase in 2017 second quarter Net interest income, net spread and margin compared to the same quarter in the prior year was driven by several factors.  The impact of higher market interest rates on interest yielding assets, specifically overnight investments in federal funds sold, LIBOR indexed advances and LIBOR indexed floating-rate MBS was one driver.  The continued favorable funding environment for the issuance of Consolidated obligation discount notes and shorter-term floating-rate bonds was another driver.  Additionally, business volume increased period-over-period.  Earning assets averaged $143.8 billion in the second quarter of 2017, compared to $123.4 billion in same quarter in the prior year, an increase of $20.4 billion in earning assets.  A final factor was the period-over-period decline in net interest expense accruals on ASC 815 qualifying interest rate swaps. In the current year second quarter, net interest expense accruals from swaps was an expense of $45.7 million, significantly lower than the expense of $89.1 million in the same quarter in 2016, a period-over-period net benefit of $43.4 million.  For more information on the impact of interest rate swaps on Net interest income, see Table 1.3 Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps.  Prepayment fee recorded in Net interest income was $4.0 million in the second quarter of 2017, compared to $3.1 million in the same period in the prior year.

Net interest income for the year-to-date period ended June 30, 2017 was $349.6 million, compared to $256.2 million in the same period in the prior year.  Earning assets averaged $144.2 billion in the current year period, an increase of $20.3 billion from the prior year period.  Net interest spread was 44 basis points in the current year period, 6 basis points higher than the prior year period.  Net interest income and net interest spread in the current period benefited from higher asset yields in a rising interest rate environment, and from a favorable funding environment for discount notes and floating-rate bonds.  Net interest accrual expense from interest rate swaps that qualified under ASC 815 declined by $101.0 million, which contributed to the period-over-period increase in Net interest income.  Prepayment fee recorded in Net interest income was $9.8 million in the year-to-date period in the current year, up from $4.7 million in the same period in the prior year.

Interest income from investing member capital — We earn interest income from investing our members’ capital to fund interest-earning assets.  Such earnings are sensitive to the changes in short-term interest rates (Rate effects), and changes in the average outstanding capital and non-interest-bearing liabilities (Volume effects).  Typically, we invest capital and net non-interest costing liabilities (“deployed capital”) to fund short-term investment assets that yield money market rates.  The most significant element of deployed capital is Capital stock, which increases or decreases in parallel with the volume of advances borrowed by members.  Retained earnings balance is another component of deployed capital.  Average capital was $7.6 billion in the second quarter of the current year, compared to $6.8 billion in the same quarter in the prior year, and the increase was generally in line with the increase in advances borrowed by members.  On a year-to-date basis, average capital was $7.6 billion in the current period, compared to $6.8 billion in the same period in the prior year.

In the past several years, opportunities for investing in short-term assets that met our risk/reward preferences had been limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the low prevailing overnight rates at financial institutions.  In the periods in this report, market yields for overnight investments have improved and the contribution to interest margin from member capital has been greater.

For more information about factors that impact Interest income and Interest expense, see Table 1.3 and discussions thereto.  Also, see Table 1.5 Spread and Yield Analysis, and Table 1.6 Rate and Volume Analysis.

Impact of Qualifying Hedges on Net Interest Income — 2017 Periods Compared to 2016 Periods

The following table summarizes the impact of net interest adjustments from hedge qualifying interest-rate swaps (in thousands):

Table 1.3:                                       Net Interest Adjustments from Hedge Qualifying Interest Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Interest Income	$562,808	$424,084	$1,078,345	$855,893
Net interest adjustment from interest rate swaps	(42,811)	(105,725)	(98,961)	(238,302)
Reported interest income	519,997	318,359	979,384	617,591

Interest Expense	341,008	206,015	629,356	399,320
Net interest adjustment from interest rate swaps and basis amortization	2,875	(16,640)	465	(37,879)
Reported interest expense	343,883	189,375	629,821	361,441

Net interest income	$176,114	$128,984	$349,563	$256,150

Net interest adjustment - interest rate swaps	$(45,686)	$(89,085)	$(99,426)	$(200,423)

See Table 1.14 Earnings Impact of Derivatives and Hedging Activities in this MD&A for discussions and analysis.

GAAP compared to Economic — 2017 Periods Compared to 2016 Periods

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

The following table contrasts Net interest income, Net income (a) spread and Return on earning assets between GAAP and economic basis (dollar amounts in thousands):

Table 1.4:                                       GAAP Versus Economic Basis — Contrasting Net Interest Income, Net Interest Income Spread and Return on Earning Assets

	Three months ended June 30,
	2017			2016
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$176,114	0.49%	0.44%	$128,984	0.42%	0.37%
Interest (expense) income
Swaps not designated in a hedging relationship	(1,656)	(0.01)	(0.01)	(3,404)	(0.01)	(0.01)

Economic net interest income	$174,458	0.48%	0.43%	$125,580	0.41%	0.36%

	Six months ended June 30,
	2017			2016
	Amount	ROA	Net Spread	Amount	ROA	Net Spread

GAAP net interest income	$349,563	0.49%	0.44%	$256,150	0.42%	0.38%
Interest (expense) income
Swaps not designated in a hedging relationship	(5,362)	(0.01)	(0.01)	(7,818)	(0.01)	(0.01)

Economic net interest income	$344,201	0.48%	0.43%	$248,332	0.41%	0.37%

(a)   Viewed on an economic basis, interest income or expense accrued on standalone interest rate swaps would be considered as a measure of net interest income.  From an economic perspective, interest payments and receipts are an integral part of the FHLBNY’s business model that executes interest rate swap hedges, converting fixed-rate exposures to LIBOR exposures, or creating fixed-rate cash flows; the execution of the business model and the strategy should be considered as a relevant measure of our interest margin performance, rather than as a derivative and hedging gain or loss.

However, under GAAP, such interest income or expense is a measure of derivative and hedging gains and losses.  Standalone interest rate swaps in economic hedges were associated with — (1) Basis swaps that primarily hedged floating-rate consolidated obligation debt indexed to the 1-month LIBOR in a strategy that converted the debt to the 3-month LIBOR cash flows (in a pay 3-month LIBOR, receive 1-month LIBOR interest rate exchange swap transaction), and (2) Swaps that hedged instruments elected under the FVO and swaps that hedged securities held for liquidity objectives.

On an economic basis, interest accruals on such interest rate swaps would have reduced net interest income by $1.7 million in the second quarter of 2017 and $3.4 million in the same period in 2016.  On a year-to-date basis, interest accruals on such interest rate swaps would have reduced net interest income by $5.4 million in the 2017 period, compared to $7.8 million in the same period in the prior year.  The recorded swap accruals were a net expense in the periods in this report as the economic hedges were predominantly on hedges of CO debt, and, in a rising LIBOR environment, the LIBOR indexed payments to derivative dealers exceeded the fixed-rate received.

Yields and spreads are annualized.

Spread and Yield Analysis — 2017 Periods Compared to 2016 Periods

Table 1.5:                                       Spread and Yield Analysis

	Three months ended
	2017			2016
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$105,880,072	$361,306	1.37%	$91,651,715	$210,149	0.92%
Interest bearing deposits and others	242,171	46	0.08	498,561	517	0.42
Federal funds sold and other overnight funds	17,272,670	40,880	0.95	13,327,110	12,176	0.37
Investments
Trading securities	30,939	75	0.95	—	—	NM
Mortgage-backed securities
Fixed	7,797,964	57,899	2.98	7,142,820	53,836	3.03
Floating	8,613,257	31,937	1.49	7,349,523	17,864	0.98
State and local housing finance agency obligations	1,115,570	4,443	1.60	820,325	2,187	1.07
Mortgage loans held-for-portfolio	2,819,258	23,399	3.33	2,597,412	21,618	3.35
Loans to other FHLBanks	5,495	12	0.92	13,187	12	0.38

Total interest-earning assets	$143,777,396	$519,997	1.45%	$123,400,653	$318,359	1.03%

Funded By:
Consolidated obligation bonds
Fixed	$33,562,220	$115,821	1.38%	$44,557,309	$100,220	0.90%
Floating	54,443,497	123,111	0.91	28,951,592	38,865	0.54
Consolidated obligation discount notes	46,526,012	101,581	0.88	41,330,901	48,861	0.48
Interest-bearing deposits and other borrowings	1,543,728	3,131	0.81	1,459,360	1,102	0.30
Mandatorily redeemable capital stock	22,204	239	4.32	19,629	327	6.69

Total interest-bearing liabilities	136,097,661	343,883	1.01%	116,318,791	189,375	0.66%

Other non-interest-bearing funds	71,091	—		266,601	—
Capital	7,608,644	—		6,815,261	—

Total Funding	$143,777,396	$343,883		$123,400,653	$189,375

Net Interest Income/Spread		$176,114	0.44%		$128,984	0.37%

Net Interest Margin (Net interest income/Earning Assets)			0.49%			0.42%

	Six months ended
	2017			2016
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate (a)	Balance	Expense	Rate (a)
Earning Assets:
Advances	$106,169,951	$678,077	1.29%	$91,736,171	$401,423	0.88%
Interest bearing deposits and others	238,794	81	0.07	502,796	1,035	0.41
Federal funds sold and other overnight funds	17,693,685	71,786	0.82	13,917,857	24,690	0.36
Investments
Trading securities	44,761	214	0.96	—	—	NM
Mortgage-backed securities
Fixed	7,696,749	116,035	3.04	7,197,618	109,206	3.05
Floating	8,454,016	58,721	1.40	7,122,066	33,424	0.94
State and local housing finance agency obligations	1,089,408	8,193	1.52	822,595	4,203	1.03
Mortgage loans held-for-portfolio	2,794,439	46,257	3.34	2,572,889	43,595	3.41
Loans to other FHLBanks	5,580	20	0.72	8,242	15	0.37

Total interest-earning assets	$144,187,383	$979,384	1.37%	$123,880,234	$617,591	1.00%

Funded By:
Consolidated obligation bonds
Fixed	$34,065,851	$223,927	1.33%	$46,060,150	$195,530	0.85%
Floating	53,107,869	221,489	0.84	26,221,801	65,916	0.51
Consolidated obligation discount notes	47,802,095	178,754	0.75	43,125,985	97,381	0.45
Interest-bearing deposits and other borrowings	1,499,520	5,008	0.67	1,389,341	1,991	0.29
Mandatorily redeemable capital stock	22,750	643	5.70	19,488	623	6.43

Total interest-bearing liabilities	136,498,085	629,821	0.93%	116,816,765	361,441	0.62%

Other non-interest-bearing funds	81,499	—		281,412	—
Capital	7,607,799	—		6,782,057	—

Total Funding	$144,187,383	$629,821		$123,880,234	$361,441

Net Interest Income/Spread		$349,563	0.44%		$256,150	0.38%

Net Interest Margin (Net interest income/Earning Assets)			0.49%			0.42%

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

Rate and Volume Analysis — 2017 Periods Compared to 2016 Periods

The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense (in thousands):

Table 1.6:                                       Rate and Volume Analysis

	For the three months ended
	June 30, 2017 vs. June 30, 2016
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$36,467	$114,690	$151,157
Interest bearing deposits and others	(182)	(289)	(471)
Federal funds sold and other overnight funds	4,503	24,201	28,704
Investments
Trading securities	75	—	75
Mortgage-backed securities
Fixed	4,873	(810)	4,063
Floating	3,470	10,603	14,073
State and local housing finance agency obligations	952	1,304	2,256
Mortgage loans held-for-portfolio	1,841	(60)	1,781
Loans to other FHLBanks	(10)	10	—

Total interest income	51,989	149,649	201,638

Interest Expense
Consolidated obligation bonds
Fixed	(28,905)	44,506	15,601
Floating	47,400	36,846	84,246
Consolidated obligation discount notes	6,814	45,906	52,720
Deposits and borrowings	67	1,962	2,029
Mandatorily redeemable capital stock	38	(126)	(88)

Total interest expense	25,414	129,094	154,508

Changes in Net Interest Income	$26,575	$20,555	$47,130

	For the six months ended
	June 30, 2017 vs. June 30, 2016
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$70,563	$206,091	$276,654
Interest bearing deposits and others	(368)	(586)	(954)
Federal funds sold and other overnight funds	8,199	38,897	47,096
Investments
Trading securities	214	—	214
Mortgage-backed securities
Fixed	7,528	(699)	6,829
Floating	7,092	18,205	25,297
State and local housing finance agency obligations	1,626	2,364	3,990
Mortgage loans held-for-portfolio	3,685	(1,023)	2,662
Loans to other FHLBanks	(6)	11	5

Total interest income	98,533	263,260	361,793

Interest Expense
Consolidated obligation bonds
Fixed	(59,908)	88,305	28,397
Floating	94,701	60,872	155,573
Consolidated obligation discount notes	11,542	69,831	81,373
Deposits and borrowings	169	2,848	3,017
Mandatorily redeemable capital stock	97	(77)	20

Total interest expense	46,601	221,779	268,380

Changes in Net Interest Income	$51,932	$41,481	$93,413

Interest Income — 2017 Periods Compared to 2016 Periods

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

The principal categories of Interest Income are summarized below (dollars in thousands):

Table 1.7:                                       Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
Interest Income
Advances	$361,306	$210,149	71.93%	$678,077	$401,423	68.92%
Interest-bearing deposits	46	517	(91.10)	81	1,035	(92.17)
Securities purchased under agreements to resell	5,008	1,315	NM	8,313	3,520	NM
Federal funds sold	35,872	10,861	NM	63,473	21,170	NM
Trading securities	75	—	NM	214	—	NM
Mortgage-backed securities
Fixed	57,899	53,836	7.55	116,035	109,206	6.25
Floating	31,937	17,864	78.78	58,721	33,424	75.69
State and local housing finance agency obligations	4,443	2,187	NM	8,193	4,203	94.93
Mortgage loans held-for-portfolio	23,399	21,618	8.24	46,257	43,595	6.11
Loans to other FHLBanks	12	12	—	20	15	33.33

Total interest income	$519,997	$318,359	63.34%	$979,384	$617,591	58.58%

NM — Not meaningful.

Interest income in the second quarter of 2017 grew to $520.0 million, yielding 145 basis points, compared to $318.4 million at a yield of 103 basis points in the same period in 2016.

On a year-to-date basis, Interest income in the 2017 period grew to $979.4 million, yielding 137 basis points, compared to $617.6 million at a yield of 100 basis points in the same period in 2016.

The primary factors driving changes in Interest income are summarized below:

Interest income and yields from advances —  The principal source of our revenues is Interest income from advances, which grew to $361.3 million, yielding 137 basis points in the second quarter of 2017, compared to $210.1 million, at a yield of 92 basis points in the same period in 2016.

The higher interest rate environment in the current year quarter, specifically LIBOR, was the primary driver for the very favorable change in interest income.  The increase in interest income was also driven by higher transaction volume, as measured by average outstanding advances, which grew to $105.9 billion in the 2017 second quarter, compared to $91.7 billion in the same period in 2016, an increase of $14.2 billion.

Net interest accruals from ASC 815 qualifying interest rate swaps were pay fixed-rate in exchange for receive floating-rate cash flows, and typically the interest rate exchanges result in a net expense that reduces interest income from advances, but mitigates interest rate risk arising from fixed-rate cash flows.  Swap accruals benefited from the rising LIBOR.  The expense accruals from swaps declined period-over-period by $62.9 million, contributing to the increase in Net interest income in the second quarter in 2017.  For more information, see Table 1.8 Impact of Interest Rate Swaps on Interest Earned from Advances.

•                  On an unhedged/unswapped basis, advance coupons yielded 152 basis points or $400.1 million in Interest income in the second quarter of 2017, compared to a yield of 138 basis points, or $312.8 million in Interest income in the same period in 2016.

•                  On a hedged/swapped basis, longer-term fixed-rate advance coupons yielded 139 basis points or $167.0 million in the second quarter of 2017, compared to 89 basis points, or $101.3 million in the same period in 2016.  On an unswapped basis, coupons yielded 174 basis points or $209.9 million in the second quarter of 2017, compared to a yield of 181 basis points, or $207.1 million in the same period in 2016.  For hedged advances, fixed-rate coupons are synthetically converted to yield LIBOR indexed variable-rate yields.

Variable-rate advances (ARCs), which are typically indexed to LIBOR, re-price at short intervals, benefited from the rising LIBOR in the second quarter of 2017.  The average 3-month LIBOR was 115 basis points in the second quarter of 2017, compared to 64 basis points in the same period in 2016.  ARCs yielded 138 basis points or $119.0 million in the second quarter of 2017, compared to a yield of 90 basis points, or $61.9 million in the same period in 2016.  The average ARC balance grew to $34.5 billion in the 2017 second quarter, up from $27.7 billion in the same period in the prior year.  The combined impact of higher yields and higher volume was a strong contributor in the 2017 period.

All other categories of advances, primarily Short-term fixed-rate advances and Overnight advances yielded 124 basis points in aggregate, or $71.2 million in the second quarter of 2017, compared to an aggregate yield of 101 basis points, or $43.9 million in the same period in 2016.  Short-term advances and overnight advances re-price at frequent intervals (when rolled over), and benefited from higher coupons along an upwardly sloping yield curve in the second quarter of 2017.

On a year-to-date basis at June 30, Interest income from advances grew to $678.1 million in the 2017 period, yielding 129 basis points, compared to $401.4 million at a yield of 88 basis points in the same period in 2016.

•                        Net interest expense accruals from ASC 815 qualifying interest rate swaps benefited from the rising LIBOR. The expense accruals declined period-over-period by $139.3 million, contributing to the increase in Net interest income in the year-to-date period in 2017.  Longer-term fixed-rate advances, on a swapped basis, yielded 131 basis points or $308.4 million in the year-to-date period in 2017, compared to 85 basis points, or $193.6 million in the same period in 2016.  On an unswapped basis, the yield was 172 basis points or $407.4 million in the year-to-date period in 2017, compared to a yield of 189 basis points, or $431.9 million in the same period in 2016.

•                        Variable-rate advances (ARCs), benefited from the rising LIBOR in the year-to-date period in 2017.  The year-to-date average 3-month LIBOR was 111 basis points in the period in 2017, compared to 63 basis points in the same period in 2016.  ARCs yielded 129 basis points or $229.0 million in the period in 2017, compared to a yield of 84 basis points, or $115.4 million in the same period in 2016. The average balance grew to $35.7 billion in the 2017 period, up from $27.4 billion in the same period.  The combined impact of higher yields and higher volume was a strong contributor in the 2017 year-to-date period.

•                        All other categories of advances, primarily Short-term advances and Overnight advances yielded 115 basis points in aggregate, or $131.0 million the period in 2017, compared to an aggregate yield of 98 basis points, or $87.8 million in the same period in 2016.

Federal funds and repurchase agreements — Interest income from federal funds and repurchase agreements grew to $40.9 million, yielding 95 basis points in the second quarter of 2017, compared to $12.2 million, yielding 37 basis points in the same period in 2016.  Primary drivers were higher overnight and short-term rates for interbank lending and higher volume of investments, which averaged $17.3 billion in the second quarter of 2017, compared to $13.3 billion in the same period in 2016.

On a year-to-date basis at June 30, Interest income from Federal funds sold and repurchase agreements grew to $71.8 million in the 2017 period, yielding 82 basis points, compared to $24.7 million at a yield of 36 basis points in the same period in 2016.  Higher investment volume and higher market yields in the 2017 period were the primary driver.

Mortgage-backed securities — Investment yields and interest income — Interest income from investments in mortgage-backed securities (“MBS”) were on fixed- and floating-rate securities in our held-to-maturity and available-for-sale portfolios.

Interest income was $89.8 million in the second quarter of 2017, compared to $71.7 million in the same period in 2016.

•                  Fixed-rate MBS yielded 298 basis points, or $57.9 million in the second quarter of 2017, compared to a yield of 303 basis points, or $53.8 million in the same period in 2016.  Reported yields are a blend of accretable yields on OTTI securities and yields based on amortized cost on all other MBS securities.  In aggregate, yields have declined as high-yielding vintage MBS have continued to pay down, while revenues have increased as a resulted of slightly higher investment balances.

•                  Floating-rate MBS yielded 149 basis points, or $31.9 million in the second quarter of 2017, compared to a yield of 98 basis points, or $17.9 million in the same period in 2016.  Contributing factors were higher 1-month LIBOR and higher invested balances, which averaged $8.6 billion in the second quarter of 2017, up from $7.3 billion in the same quarter in 2016.  The floating-rate portfolio re-priced in line with the rising 1- month LIBOR, which is the primary index on the floating-rate securities.  The average 1- month LIBOR was 98 basis points in the second quarter of 2017, compared to 44 basis points in the same period in 2016.

On a year-to-date basis at June 30, Interest income from investments in mortgage-backed securities grew to $174.8 million in the 2017 period, compared to $142.6 million in the same period in 2016.

•                  Fixed-rate MBS yielded 304 basis points, or $116.0 million on a year-to-date basis in 2017, compared to a yield of 305 basis points, or $109.2 million in the same period in 2016.

•                  Floating-rate MBS yielded 140 basis points, or $58.7 million on a year-to-date basis in 2017, compared to a yield of 94 basis points, or $33.4 million in the same period in 2016.  Contributing factors were higher invested balances, which averaged $8.5 billion in the year-to-date period in 2017 up from $7.1 billion in the same period in 2016, and higher 1-month LIBOR.

Mortgage loans held-for-portfolio — Interest income has grown to $23.4 million in the second quarter of 2017, compared to $21.6 million in the same period in 2016; pricing has been competitive, driving yields down, albeit only slightly, 333 basis points in the 2017 period, compared to 335 basis points in the same period in 2016.  The portfolio has grown a little, net of paydowns.  On a year-to-date basis at June 30, Interest income from Mortgage loans held-for-portfolio grew a little to $46.3 million in the 2017 period, yielding 334 basis points, compared to $43.6 million at a yield of 341 basis points in the same period in 2016.

Impact of hedging on Interest income from advances — 2017 Periods Compared to 2016 Periods

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

The table below summarizes interest income earned from advances and the impact of interest rate derivatives (in thousands):

Table 1.8:                                       Impact of Interest Rate Swaps on Interest Income Earned from Advances

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Advance Interest Income
Advance interest income before adjustment for interest rate swaps	$404,117	$315,874	$777,038	$639,725
Net interest adjustment from interest rate swaps (a)	(42,811)	(105,725)	(98,961)	(238,302)
Total Advance interest income reported	$361,306	$210,149	$678,077	$401,423

(a)         Certain fixed-rate advances are hedged by the execution of interest rate swaps that created synthetic floaters (Fair value hedge). A fair value hedge of an advance is accomplished by the execution of an interest rate swap in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The difference between the two cash exchanges determines the net interest adjustments. Historically, the fixed-rate paid to swap dealers on swaps hedging longer-term advances have been higher than the LIBOR indexed cash flows we receive from swap dealers, resulting in a net interest expense.  That differential has narrowed in the periods in this report.  The higher LIBOR cash flows we have received in the periods in this report have narrowed the unfavorable expense adjustments.  The cash flows exchanged resulted in net interest expense charged to advance income of $42.8 million in the second quarter of 2017, compared to $105.7 million in the same period in 2016.  On a year-to-date basis, the cash flows exchanged resulted in net interest expense charged to advance income of $99.0 million in the 2017 period, compared to $238.3 million in the same period in 2016.

Interest Expense — 2017 Periods Compared to 2016 Periods

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

Certain floating-rate CO bonds were designated in economic hedges, primarily basis hedges.  These hedges were not recorded under a qualifying ASC 815 hedge, and the accrual impact was not recorded as an adjustment to interest expense, but reported together with the change in fair value of the basis swaps in Other income as part of derivative and hedging activities in the Statements of income.

The principal categories of Interest expense are summarized below (dollars in thousands):

Table 1.9:                                       Interest Expenses — Principal Categories

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2017	2016	Change	2017	2016	Change
Interest Expense
Consolidated obligations bonds
Fixed	$115,821	$100,220	(15.57)%	$223,927	$195,530	(14.52)%
Floating	123,111	38,865	NM	221,489	65,916	NM
Consolidated obligations discount notes	101,581	48,861	NM	178,754	97,381	(83.56)
Deposits	3,063	764	NM	4,887	1,290	NM
Mandatorily redeemable capital stock	239	327	26.91	643	623	(3.21)
Cash collateral held and other borrowings	68	338	79.88	121	701	82.74

Total interest expense	$343,883	$189,375	(81.59)%	$629,821	$361,441	(74.25)%

NM — Not meaningful.

Consolidated Obligation debt funding costs:

While interest expense on debt (CO bonds and CO discount Notes) has increased in a rising rate environment in the second quarter of 2017, investor demand has favorably impacted yields and pricing of CO discount notes and shorter maturity floating-rate bonds.  Sub-LIBOR spreads have widened and funding costs have been lower than otherwise achievable.  We have shifted our funding mix to greater utilization of floating-rate bonds to fund our growing book of variable-rate, LIBOR-indexed assets.  The tactical funding shift to the use of floating-rate bonds, which continues to be at relatively attractive pricing, has been a significant contributor to the favorable cost of funding.

Net interest accruals from ASC 815 qualifying interest rate swaps increased our debt expense by $4.0 million in the 2017 second quarter, in contrast to a benefit of $16.0 million in the same period in 2016.  Historically, hedging fixed-rate bonds to a floating-rate LIBOR indexed cash flows has benefited interest expense by reducing the debt expense to a sub-LIBOR level.  That historical benefit has declined in a rising interest rate environment for LIBOR, effectively narrowing the historical differential between fixed-rate cash payments that we receive in exchange for payments to swap dealers based on LIBOR-indexed cash flows in our hedging strategies.  The 3-month LIBOR was higher, on average it was 115 basis points in the 2017 period, compared to 64 basis points in the 2016 period.

•                  Fixed-rate bonds — Generally, the longer-term fixed-rate CO bonds and bonds with call options are hedged, i.e. swapped from fixed-rate to a LIBOR-indexed variable-rate bond.  On a swapped basis, the interest expense was $115.8 million at a funding cost of 138 basis points in the second quarter of 2017, compared to $100.2 million at a funding cost of 90 basis points in the same period in 2016.  On an unswapped basis, interest expense was $120.8 million at a funding cost of 146 basis points in the second quarter of 2017, compared to $125.7 million at a funding cost of 115 basis points in the same period in 2016.

•                  Floating-rate bonds — Interest expense on floating-rate CO bonds was $123.1 million at a funding cost of 91 basis points in the second quarter of 2017, compared to $38.9 million at a funding cost of 54 basis points in the same period in 2016.  The average outstanding balance grew to $54.4 billion in the second quarter of 2017, up from $29.0 billion in the same period in 2016.  Variable-rate balance sheet assets have increased, driving up the need for variable rate funding.  While interest expense has increased in a rising rate environment, investor demand for shorter-term floating-rate CO bonds has had a favorable impact on yields and pricing, making it attractive for us to fund our balance sheet assets with floaters.  The use of floating-rate CO bonds has also allowed us to diversify as a funding alternative to the issuance of discount notes.

•                  Consolidated obligation discount notes (“CO discount notes” or “discount notes”) — Interest expense on discount notes, including the impact of cash flow hedging strategies, was $101.6 million at a funding cost of 88 basis points in the second quarter of 2017, compared to $48.9 million at a cost of 48 basis points in the same period in 2016.  Cash flow hedging programs have synthetically converted the 91-day variability of cash flows on $2.2 billion of discount note yields to long-term fixed swap rates.  While the hedge strategy assures us of long-term funding at predictable rates, interest expense on an unswapped basis was a little lower, $93.7 million at a funding cost of 81 basis points in the second quarter of 2017, and $40.0 million at a cost of 39 basis points in the same period in 2016.  Favorable investor demand has continued to benefit pricing and yields.  Utilization of discount notes has declined only a little in terms of percentage of average earning assets funded, 32.4% in the current year quarter, compared to 33.5% in the same quarter in 2016, although the average outstanding balance of total discount notes were somewhat higher, $46.5 billion in the second quarter of 2017, up from $41.3 billion in the same period in 2016.

On a year-to-date basis at June 30, Interest expense on Consolidated obligation debt grew to $624.2 million in the 2017 period, compared to $358.8 million in the same period in 2016.

•                  Fixed-rate bonds — On a swapped basis, the interest expense was $223.9 million at a funding cost of 133 basis points in the 2017 period, compared to $195.5 million at a funding cost of 85 basis points in the same period in 2016.  On an unswapped basis, interest expense was $239.5 million at a funding cost of 144 basis points in the second quarter of 2017, compared to $251.4 million at a funding cost of 111 basis points in the same period in 2016.

•                  Floating-rate bonds — Interest expense on floating-rate CO bond was $221.5 million at a funding cost of 84 basis points in the 2017 year-to-date period, compared to $65.9 million at a funding cost of 51 basis points in the same period in 2016.  The average outstanding balance grew to $53.1 billion in the year-to-date period in 2017, up from $26.2 billion in the same period in 2016.

•                  Consolidated obligation discount notes (“CO discount notes” or “discount notes”) — Interest expense on discount notes was $178.8 million at a funding cost of 75 basis points in the year-to-date period in 2017, compared to $97.4 million at a cost of 45 basis points in the same period in 2016.  Cash flow hedging programs have synthetically converted the 91-day variability of cash flows on $2.2 billion of discount note yields to long-term fixed swap rates, assuring us of long-term funding at a predictable rate.  The average outstanding balance of total discount notes (swapped and unswapped) grew to $47.8 billion in the 2017 period, up from $43.1 billion in the same period in 2016.  On an unswapped basis, Interest expense on discount notes was a little lower, $162.7 million at a funding cost of 69 basis points in the 2017 period, and $79.4 million at a cost of 37 basis points in the same period in 2016.

For more information about factors that impact Interest income and Interest expense, see Table 1.10 Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense, and accompanying discussions.

Impact of Hedging on Interest Expense on Debt — 2017 Periods Compared to 2016 Periods

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

The table below summarizes interest expense paid on consolidated obligation bonds and discount notes and the impact of interest rate swaps (in thousands):

Table 1.10:                                Impact of Interest Rate Swaps on Consolidated Obligations Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Bonds and discount notes-Interest expense
Bonds-Interest expense before adjustment for swaps	$243,958	$164,571	$461,024	$317,346
Discount notes-Interest expense before adjustment for swaps	93,680	40,015	162,681	79,360
Amortization of basis adjustments	(1,081)	(692)	(2,118)	(1,361)
Net interest adjustment for interest rate swaps (a)	3,956	(15,948)	2,583	(36,518)
Total bonds and discount notes-Interest expense	$340,513	$187,946	$624,170	$358,827

(a)         Certain fixed-rate CO bonds are hedged by interest rate swaps that create synthetic floating-rate bonds (Fair value hedge).  Future issuances of certain CO discount note issuances are hedged by long-term interest rate swaps that create synthetic fixed-rate future cash flows (Cash flow hedge).  The cash flows exchanged in the hedging strategies resulted in net unfavorable interest expense accruals of $4.0 million in the second quarter of 2017, compared to a net favorable accrual (reduction of interest expense) of $16.0 million in the same period in 2016.

On a year-to-date basis, the cash flows exchanged in the hedging strategies resulted in net unfavorable interest expense accruals of $2.6 million in the 2017 period, compared to a net favorable accrual (reduction of expense) of $36.5 million in the same period in 2016.

A fair value hedge of consolidated obligation bonds is accomplished by the execution of interest rate swaps in which we receive fixed-rate cash flows, and pay LIBOR-indexed variable cash flows.  The difference between the receive leg and pay leg of the cash exchanges determines the net interest adjustments;  historically, the fixed-rate cash flows received from swap dealers on swaps hedging debt have been greater than the LIBOR indexed cash flows we pay to swap dealers, resulting in a net sub-LIBOR favorable hedging benefit on interest expense on hedged debt.  However, in a rising rate environment for LIBOR, that favorable differential associated with swap cash flows has been narrowing.

A cash flow hedge of discount notes is accomplished by the execution of interest rate swaps in which we pay fixed-rate cash flows and receive LIBOR-indexed variable rate cash flows.  The pay fixed-rate cash flows have been based on long-term swap rates, which have remained significantly higher than the 3-month LIBOR that we receive in exchange.  Although the cash flow exchanged in the hedge results in a net expense, it achieves our hedging objective of a stable and predictable long-term funding expense.

Allowance for Credit Losses — 2017 Periods Compared to 2016 Periods

•                  Mortgage loans held-for-portfolio — Credit quality continues to be strong, delinquencies low, and allowance for credit losses have remained insignificant.

A provision for credit allowance of $0.2 million was recorded in the second quarter of 2017, compared to $0.3 million in the same period in 2016.

On a year-to-date basis, we recorded a net recovery of $0.1 million in the 2017 period, compared to an allowance expense of $1.5 million in the same period in 2016.  The allowance in the 2016 period included a catch-up adjustment from the adoption of the loan loss migration methodology in the first quarter of 2016.

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

The low amounts of provisions for credit allowances are consistent with our historical experience with foreclosures or losses.  Additionally, collateral values of impaired loans have continued to remain steady and have improved in the New York and New Jersey sectors, and the low loan loss reserves were reflective of the stability in home prices in our residential loan markets.  For more information, see financial statements Note 9. Mortgage Loans Held-for-Portfolio.

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

Analysis of Non-Interest Income (Loss) — 2017 Periods Compared to 2016 Periods

The principal components of non-interest income (loss) are summarized below (in thousands):

Table 1.11:                                Other Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Other income (loss):
Service fees and other (a)	$4,111	$3,481	$7,363	$6,907
Instruments held at fair value - Unrealized (losses) (b)	(3,581)	(2,891)	(1,862)	(11,994)

Total OTTI losses	—	—	—	(113)
Net amount of impairment losses reclassified (from)/to
Accumulated other comprehensive loss	—	(138)	—	(33)
Net impairment losses recognized in earnings (c)	—	(138)	—	(146)

Net realized and unrealized gains (losses) on derivatives and hedging activities (d)	584	1,417	(118)	2,301
Net losses on trading securities	(12)	—	(64)	—
Net realized gains from sale of available-for-sale securities	—	250	—	250
Provision for litigation settlement on derivative contracts (e)	—	—	(70,000)	—
Losses from extinguishment of debt (f)	—	(1,967)	—	(2,090)
Total other income (loss)	$1,102	$152	$(64,681)	$(4,772)

(a)         Service fees and other — Service fees are derived primarily from providing correspondent banking services to members, and fees earned on standby financial letters of credit issued by the FHLBNY on behalf of members.  Fees earned from commitments and financial letters of credit were $2.9 million in the second quarter of the current year, up from $2.7 million in the same quarter of the prior year.

On a year-to-date basis, Service fees were $5.9 million in the current year, compared to $5.4 million in the same period in the prior year.

(b)         Instruments held at fair value under the Fair Value Option — Changes in fair values of consolidated obligation debt (bonds and discount notes) and Advances elected under the FVO reported net fair value losses of $3.6 million in the second quarter of 2017, compared to net fair value losses of  $2.9 million in the second quarter of 2016.

On a year-to-date basis, FVO instruments reported net fair value losses of $1.9 million in the 2017 period, compared to net fair value losses of $12.0 million in the same period in 2016.

Fair values vary from period to period based on changes in a wide variety of factors for advances and debt elected under the FVO.  The more significant factors were run off of advances and debt and decline in new transactions elected under the FVO, the remaining duration to maturity, and changes in the term structure of the pricing curve.  For more information, see discussions below and also see financial statements, FVO disclosures in Note 17. Fair Values of Financial Instruments.

FVO Advances — Changes in fair values of advances elected under the FVO reported net losses of $2.1 million in second quarter of 2017, compared to net losses of $0.2 million in the same period in 2016.  Advances elected under the FVO were primarily adjustable rate advances (ARC advances) indexed to LIBOR, with durations of 2 years or less. Interperiod fluctuations were due to instruments maturing in a period and unrealized gains and losses recorded in prior periods reversing to zero at maturity.

On a year-to-date basis, advances elected under the FVO reported net losses of $3.6 million in the 2017 period, in contrast to net gains of $8.3 million in the same period in 2016. The relatively larger change in fair values in the 2016 period was partly due to reversal of previously recorded losses when FVO advances matured or were nearing maturities at June 30, 2016, and partly due to steepening of the LIBOR curve, which favorably impacted the valuation of new LIBOR indexed advances transactions that were designated under the FVO.

FVO Bonds — Changes in fair values of bonds elected under the FVO resulted in a net loss of $0.3 million in the three months ended June 30, 2017, compared to net losses of $0.6 million in the same period in 2016.  FVO bonds were fixed-rate with original maturities that were generally two years or less.  As bonds matured in the current year period, unrealized fair value losses recorded in a previous period reversed to zero.

On a year-to-date basis, CO bonds elected under the FVO reported net gains of $0.2 million in the 2017 period, compared to net losses of $11.9 million in the same period in 2016.  The relatively larger change in fair values in the 2016 period was partly due to reversal of previously recorded net gains when FVO bonds matured or were nearing maturities at June 30, 2016, and partly due to decline in bonds elected under the FVO at June 30, 2016.

FVO Discount notes — Changes in fair values of discount notes elected under the FVO reported net losses of $1.2 million in the three months ended June 30, 2017, compared to net losses of $2.1 million in the same period in 2016.  Inter-period fluctuations in fair value are very typical as discount notes mature within a year of issuance.  Discount notes issued in a quarter are likely to mature in subsequent quarters, causing previously recorded unrealized gains and losses to reverse to zero.  Decline in fair values was primarily attributable to run offs and decline in new discount note transactions elected under the FVO.

On a year-to-date basis, CO discount notes elected under the FVO reported net gains of $1.5 million in the 2017 period, compared to net losses of $8.4 million in the same period in 2016. The relatively larger change in fair values in the 2016 period was partly due to reversal of previously recorded net gains when FVO CO discount notes matured or were nearing maturities at June 30, 2016, and partly due to decline in CO discount notes elected under the FVO.

(c)          Net impairment losses recognized in earnings on held-to-maturity securities — Cash flow analyses in the current year periods reported no OTTI.  Credit OTTI charged to earnings in the same periods in 2016 was de minimis.

(d)         Net realized and unrealized gains (losses) on derivatives and hedging activities — See Table 1.14 and accompanying discussions for more information.

(e)          Litigation settlement — In the first quarter of 2017, we took a charge of $70.0 million to settle the long-standing dispute with Lehman Brothers Special Financing Inc. (“Lehman”) in the Chapter 11 bankruptcy proceedings, which principally centered around the termination value of multiple derivative transactions involving the FHLBNY and Lehman.  In connection with the dispute, on April 11, 2017 the Bank reached an agreement to settle all claims pending in the United States Bankruptcy Court for the Southern District of New York.  On April 18, 2017, we paid $70 million to the Lehman bankruptcy estate.  The parties have stipulated to the voluntary dismissal of the case in its entirety, with prejudice.  For additional information, see Part I, Item 3 of the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Note 21 Subsequent event in the notes to the financial statements on Form 10-Q for the first quarter ended March 31, 2017.

(f)            Earnings Impact of Debt repurchased or transferred — No debt was repurchased or transferred in the second quarter of the current year.  Par amount of $102.0 million of CO bonds were repurchased or transferred at a loss of $2.0 million in the second quarter of the prior year.

On a year-to-date basis, no CO bonds were repurchased or transferred in the 2017 period, compared to par amount of $109.9 million of CO bonds were repurchased or transferred at a loss of $2.1 million in the 2016 period.

Debt repurchased or transferred is executed at negotiated market rates.  See Table 1.12 for more information.

The following table summarizes debt repurchase and transfer activities (in thousands):

Table 1.12:                                Debt Repurchases and Transfers

	Three months ended June 30,
	2017		2016
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)
Repurchases of CO Bonds	$—	$—	$102,061	$(1,967)

	Six months ended June 30,
	2017		2016
	Carrying Value	Gains/(Losses)	Carrying Value	Gains/(Losses)

Repurchases of CO Bonds	$—	$—	$109,919	$(2,090)

The following table summarizes unrealized and realized losses in the trading portfolio at June 30, 2017:

Table 1.13:                                Net Gains (Losses) on Trading Securities (a)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Net unrealized (losses) gains on trading securities held at period-end	$(12)	$—	$(51)	$—
Net unrealized and realized (losses) gains on trading securities sold/matured during the period	—	—	(13)	—
Net (losses) gains on trading securities	$(12)	$—	$(64)	$—

(a)         Securities classified as trading are held for liquidity purposes and carried at fair value.  We record changes in the fair value of these investments through Other income as net unrealized (losses) gains on trading securities.  FHFA regulations prohibit trading in or the speculative use of financial instruments. .

Earnings Impact of Derivatives and Hedging Activities — 2017 Periods Compared to 2016 Periods

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

Generally for the FHLBNY, derivative and hedging gains and losses are primarily from two sources.  Hedge ineffectiveness from hedges that qualify under hedge accounting rules (fair value effects of derivatives, net of the fair value effects of hedged items), and fair value changes of standalone derivatives in an economic hedge (fair value changes of derivatives without the offsetting fair value changes of the hedged items).  Typically, the largest source of gains or losses from derivative and hedging activities arise from derivatives designated as standalone derivatives.  For the FHLBNY, standalone derivatives have typically comprised of swaps in economic hedges of debt elected under the FVO, interest rate caps in economic hedges of capped floating-rate MBS, and basis swaps hedging floating-rate debt indexed to other than the 3-month LIBOR.  For both categories, derivatives that are standalone, and derivatives and hedged items that qualify under hedge accounting rules, fair value gains and losses are unrealized and sum to zero if held to maturity.  Interest accruals on standalone derivatives are considered as hedging gains or losses on standalone hedges, and realized at the periodic accrual settlement dates.  For more information about qualifying Fair Value and Cash Flow hedges of advances and debt, see Derivative Hedging Strategies in Tables 9.1 — 9.4.

The impact of hedging activities on earnings, including the “geography” of the primary components of expenses and income as reported in the Statements of income are summarized below (in thousands):

Table 1.14:                                Earnings Impact of Derivatives and Hedging Activities — By Financial Instrument Type

	Three months ended June 30, 2017
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(42,811)	$—	$(86)	$5,026	$(7,901)	$—	$—	$—	$(45,772)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	240	—	—	(1,442)	—	—	—	—	(1,202)
Gains on cash flow hedges	—	—	—	14	—	—	—	—	14
Net fair value gains and interest income on swaps in economic hedges of FVO instruments	—	—	—	145	53	—	—	—	198
Net (losses) gains on swaps and caps in other economic hedges	(45)	9	210	3,562	10	(1,529)	50	—	2,267
Price alignment - cleared swaps settlement to market	—	—	—	—	—	—	—	(693)	(693)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	195	9	210	2,279	63	(1,529)	50	(693)	584

Total earnings impact	$(42,616)	$9	$124	$7,305	$(7,838)	$(1,529)	$50	$(693)	$(45,188)

	Three months ended June 30, 2016
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(105,725)	$—	$(66)	$25,485	$(8,845)	$—	$—	$—	$(89,151)
Net realized and unrealized gains (losses) on derivatives and hedging activities (Losses) gains on fair value hedges	(369)	—	—	1,257	—	—	—	—	888
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(971)	—	—	1,550	2,554	—	—	—	3,133
Net (losses) gains on swaps and caps in other economic hedges	(298)	—	468	(1,161)	—	(1,902)	289	—	(2,604)
Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(1,638)	—	468	1,646	2,554	(1,902)	289	—	1,417

Total earnings impact	$(107,363)	$—	$402	$27,131	$(6,291)	$(1,902)	$289	$—	$(87,734)

	Six months ended June 30, 2017
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(98,961)	$—	$(171)	$15,608	$(16,073)	$—	$—	$—	$(99,597)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	751	—	—	(2,382)	—	—	—	—	(1,631)
Gains on cash flow hedges	—	—	—	191	—	—	—	—	191
Net fair value gains (losses) and interest income on swaps in economic hedges of FVO instruments	11	—	—	(126)	(858)	—	—	—	(973)
Net gains (losses) on swaps and caps in other economic hedges	52	61	439	6,568	(63)	(3,595)	108	—	3,570
Price alignment - cleared swaps settlement to market	—	—	—	—	—	—	—	(1,275)	(1,275)
Net realized and unrealized gains (losses) on derivatives and hedging activities (b)	814	61	439	4,251	(921)	(3,595)	108	(1,275)	(118)

Total earnings impact	$(98,147)	$61	$268	$19,859	$(16,994)	$(3,595)	$108	$(1,275)	$(99,715)

	Six months ended June 30, 2016
				Consolidated	Consolidated
			MPF	Obligation	Obligation	Balance	Intermediary
Earnings Impact	Advances	Investments	Loans	Bonds	Discount Notes	Sheet	Positions	Other	Total

Amortization/accretion/interest accruals of hedging activities reported in net interest income (a)	$(238,302)	$—	$(116)	$55,900	$(18,021)	$—	$—	$—	$(200,539)
Net realized and unrealized gains (losses) on derivatives and hedging activities
Gains on fair value hedges	59	—	—	1,226	—	—	—	—	1,285
Losses on cash flow hedges	—	—	—	(47)	—	—	—	—	(47)
Net fair value (losses) gains and interest income on swaps in economic hedges of FVO instruments	(4,246)	—	—	4,983	4,705	—	—	—	5,442
Net (losses) gains on swaps and caps in other economic hedges	(279)	—	868	(1,536)	—	(3,722)	290	—	(4,379)
Net realized and unrealized (losses) gains on derivatives and hedging activities (b)	(4,466)	—	868	4,626	4,705	(3,722)	290	—	2,301

Total earnings impact	$(242,768)	$—	$752	$60,526	$(13,316)	$(3,722)	$290	$—	$(198,238)

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

In the three months ended June 30, 2017, net swap accruals and amortization resulted in a net charge (expense) to Net interest income of $45.8 million, compared to $89.2 million in the same period in 2016.

On a year-to-date basis, net swap accruals and amortization resulted in a net charge (expense) to Net interest income of $99.6 million in the 2017 period, compared to $200.5 million in the same period in 2016.

The net interest accrued expenses on swaps have declined period over period in line with the rising 3 month LIBOR, which is the index that determines amounts that we receive on swaps hedging fixed-rate advances.  The favorable impact on net accruals from swap was partly offset by the increase in LIBOR indexed payments to swap dealers on swaps hedging fixed-rate CO bonds.

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

Qualifying hedging

•                        Fair value gains and losses on Fair value hedges — Fair value hedges reported relatively small hedge ineffectiveness, a net loss of $1.2 million in the three months ended June 30, 2017, compared to a net gain of $0.9 million in the same period in 2016.  The immaterial hedge ineffectiveness were consistent with our hedging strategy of closely matching our derivatives with hedged advances and debt.

On a year-to-date basis, hedge ineffectiveness was a net loss of $1.6 million in the current year period, compared to a net gain of $1.3 million in the same period in the prior year.

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

Standalone derivative

The primary standalone derivative instruments were interest rate swaps and interest rate caps and floors that were in economic hedges of assets, liabilities or balance sheet risks.  The impact on earnings from standalone derivatives are recorded in Other income as gains or losses from derivatives and hedging activities.  By policy election, interest accruals on standalone swaps are also recorded as gains or losses from derivatives and hedging activities on derivatives designated as standalone, and accordingly reported net gains or losses include interest accruals.

Standalone derivatives reported a net gain of $2.5 million in the three months ended June 30, 2017, compared to a net gain of $0.5 million in the same period in 2016.

On a year-to-date basis, standalone derivatives reported a net gain of $2.6 million in the 2017 period, compared to a net gain of $1.1 million in the same period in 2016.

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

Impact of Cash flow hedging on earnings and AOCI and Derivative gains and losses reclassified from AOCI to income — The following table summarizes changes in derivative gains and (losses), including reclassifications into earnings from AOCI in the Statements of Condition (in thousands):

Table 1.15:                                Accumulated Other Comprehensive Income (Loss) to Current Period Income from Cash Flow Hedges

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Accumulated other comprehensive loss from cash flow hedges
Beginning of period	$(36,623)	$(147,354)	$(47,018)	$(91,037)
Net hedging transactions (a)	(13,786)	(22,726)	(3,700)	(79,599)
Reclassified into earnings	294	592	603	1,148
End of period (b)	$(50,115)	$(169,488)	$(50,115)	$(169,488)

(a)         Net hedging transactions represented changes in valuations recorded through AOCI.  Valuation changes were a net loss of $13.8 million in the three months ended June 30, 2017, compared to a net loss of $22.7 million in the same period in 2016.

On a year-to-date basis, valuations recorded through AOCI resulted in a net loss of $3.7 million in the 2017 period, compared to net loss of $79.6 million in the same period in 2016.

Valuation changes recorded in AOCI were associated with the two cash flow programs described below, but primarily represented changes in fair values of swaps in the discount note cash flow hedging program.  In this program, valuations are typically determined by the differential between changes in longer-term swap rates and changes in the 3-month LIBOR.  Generally, valuations losses will be recorded when longer-term swap rates decline.  In the periods in 2017, longer-term swap rates were relatively stable while the 3-month LIBOR continued to rise.  The more significant valuation changes in the prior year periods were driven by steep successive declines in the longer-term swap rates at June 30, 2016.

(b)         End of period balances represent fair value losses (effective portion) of contracts that were open at period end.  Ineffectiveness, if any associated with the open contracts was de minimis and were recorded through earnings.  For more information, see table: Cash Flow hedges — Fair Value changes in AOCI Rollforward Analysis in financial statements Note 16.  Derivatives and Hedging Activities.

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

Operating Expenses, Compensation and Benefits, and Other Expenses — 2017 Periods Compared to 2016 Periods

The following table sets forth the major categories of operating expenses (dollars in thousands):

Table 1.16:                                Operating Expenses, and Compensation and Benefits

	Three months ended June 30,
	2017	Percentage of Total	2016	Percentage of Total
Operating Expenses (a)
Occupancy	$1,394	13.03%	$1,115	14.56%
Depreciation and leasehold amortization	1,150	10.75	863	11.27
All others (b)	8,154	76.22	5,680	74.17
Total Operating Expenses	$10,698	100.00%	$7,658	100.00%

Employee compensation	$10,265	58.22%	$9,656	58.80%
Employee benefits	7,366	41.78	6,765	41.20
Total Compensation and Benefits	$17,631	100.00%	$16,421	100.00%
Finance Agency and Office of Finance (c)	$3,201		$2,853

	Six months ended June 30,
	2017	Percentage of Total	2016	Percentage of Total
Operating Expenses (a)
Occupancy	$2,429	12.67%	$2,203	14.50%
Depreciation and leasehold amortization	2,061	10.75	1,750	11.52
All others (b)	14,686	76.58	11,242	73.98
Total Operating Expenses	$19,176	100.00%	$15,195	100.00%

Employee compensation	$20,176	56.04%	$19,197	56.97%
Employee benefits	15,829	43.96	14,500	43.03
Total Compensation and Benefits	$36,005	100.00%	$33,697	100.00%
Finance Agency and Office of Finance (c)	$6,977		$6,455

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

Assessments — 2017 Periods Compared to 2016 Periods

For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments under Part I Item 1 Business in the most recent Form 10-K filed on March 22, 2017.

The following table provides rollforward information with respect to changes in AHP liabilities (in thousands):

Table 2.1:                                       Affordable Housing Program Liabilities

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Beginning balance	$117,812	$111,316	$125,062	$113,352
Additions from current period’s assessments	14,573	10,218	22,347	19,518
Net disbursements for grants and programs	(11,103)	(6,569)	(26,127)	(17,905)
Ending balance	$121,282	$114,965	$121,282	$114,965

AHP assessments allocated from net income totaled $14.6 million for the quarter ending June 30, 2017, compared to $10.2 million for the same period in the prior year.  On a year-to-date basis, AHP assessments allocated from net income totaled $22.3 million for the 2017 period, compared to $19.5 million for the prior year period.  Assessments are calculated as a percentage of Net income, and the changes in allocations were in parallel with changes in Net income.

Financial Condition

Table 3.1:             Statements of Condition — Period-Over-Period Comparison

			Net change in	Net change in
(Dollars in thousands)	June 30, 2017	December 31, 2016	dollar amount	percentage
Assets
Cash and due from banks	$533,614	$151,769	$381,845	NM %
Securities purchased under agreements to resell	5,175,000	7,150,000	(1,975,000)	(27.62)
Federal funds sold	10,700,000	6,683,000	4,017,000	60.11
Trading securities	30,911	131,151	(100,240)	(76.43)
Available-for-sale securities	634,096	697,812	(63,716)	(9.13)
Held-to-maturity securities	17,106,788	16,022,293	1,084,495	6.77
Advances	117,934,006	109,256,625	8,677,381	7.94
Mortgage loans held-for-portfolio	2,848,445	2,746,559	101,886	3.71
Loans to other FHLBanks	—	255,000	(255,000)	NM
Accrued interest receivable	186,001	163,379	22,622	13.85
Premises, software, and equipment	26,643	12,621	14,022	NM
Derivative assets	344,852	328,875	15,977	4.86
Other assets	8,749	7,198	1,551	21.55

Total assets	$155,529,105	$143,606,282	$11,922,823	8.30%

Liabilities
Deposits
Interest-bearing demand	$1,868,534	$1,183,468	$685,066	57.89%
Non-interest-bearing demand	20,213	22,281	(2,068)	(9.28)
Term	39,000	35,000	4,000	11.43

Total deposits	1,927,747	1,240,749	686,998	55.37

Consolidated obligations
Bonds	87,559,342	84,784,664	2,774,678	3.27
Discount notes	57,330,972	49,357,894	7,973,078	16.15
Total consolidated obligations	144,890,314	134,142,558	10,747,756	8.01

Mandatorily redeemable capital stock	20,559	31,435	(10,876)	(34.60)

Accrued interest payable	149,264	130,178	19,086	14.66
Affordable Housing Program	121,282	125,062	(3,780)	(3.02)
Derivative liabilities	116,893	144,985	(28,092)	(19.38)
Other liabilities	183,464	167,234	16,230	9.70

Total liabilities	147,409,523	135,982,201	11,427,322	8.40

Capital	8,119,582	7,624,081	495,501	6.50

Total liabilities and capital	$155,529,105	$143,606,282	$11,922,823	8.30%

NM — Not meaningful.

Balance Sheet overview June 30, 2017 and December 31, 2016

Total assets increased to $155.5 billion at June 30, 2017 from $143.6 billion at December 31, 2016, an increase of $11.9 billion, or 8.3%.  Advances to members increased to $117.9 billion at June 30, 2017 from $109.3 billion at December 31, 2016, an increase of $8.7 billion, or 7.9%.

Cash at banks was $533.6 million at June 30, 2017, compared to $151.8 million at December 31, 2016.  The cash balance at June 30, 2017, included $52.0 million at Citibank that was maintained as a compensating balance in lieu of fees for certain outsourced processes, and the remaining liquidity was at the Federal Reserve Bank of New York.

Money Market investments at June 30, 2017 were $10.7 billion in federal funds sold and $5.2 billion in overnight resale agreements.  At December 31, 2016, money market investments were $6.7 billion in federal funds and $7.2 billion in overnight resale agreements.  In prior year periods, opportunities for investing in short-term money market assets and meeting our risk/reward preferences were limited, with a tradeoff between maintaining liquidity at the Federal Reserve Bank of New York or investing at the prevailing low overnight rates at financial institutions.  Market yields for overnight and term money market investments have improved, creating opportunities for earning a positive margin, and at the same time fulfilling our liquidity targets.

Advances — Par balances increased at June 30, 2017 to $117.9 billion, compared to $109.2 billion at December 31, 2016.  Fixed-rate longer-term advances grew by 6.1% to $49.0 billion at June 30, 2017, up from $46.2 billion at December 31, 2016.  ARC advances, which are adjustable-rate borrowings, decreased by 8.6% to $39.0 billion at June 30, 2017, compared to $42.7 billion at December 31, 2016.

Long-term investment securities — Long-term investment securities are designated as available-for-sale (“AFS”) or held-to-maturity (“HTM”).  The heavy concentration of GSE and Agency issued (“GSE-issued”) securities, and a declining balance of private-label MBS, less than 2.0%, is our investment profile.

In the AFS portfolio, long-term investments at June 30, 2017 were floating-rate GSE-issued mortgage-backed securities carried on the balance sheet at fair values of $588.1 million, compared to $656.1 million at December 31, 2016.  We own a grantor trust that invests in highly-liquid registered mutual funds that are classified as AFS; funds were carried on the balance sheet at fair values of $46.0 million at June 30, 2017 and $41.7 million at December 31, 2016.

In the HTM portfolio, long-term investments at June 30, 2017 were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities (“MBS”) and housing finance agency bonds.  Carrying values of HTM securities are reported at amortized cost adjusted for credit and non-credit OTTI.  MBS were carried at $16.0 billion at June 30, 2017 and $15.0 billion at December 31, 2016.  Private-label issued MBS were less than 2.0% of the HTM portfolio of mortgage-backed securities.  Housing finance agency bonds, primarily New York and New Jersey, were carried at an amortized cost basis of $1.1 billion at June 30, 2017 and December 31, 2016.

Trading securities (Securities liquidity portfolio) — In December 2016, management approved a trading portfolio to meet short-term contingency liquidity needs.  We will invest in highly liquid U.S. Treasury and GSE issued securities.  Trading investments are carried at fair value and changes recorded through earnings.  At June 30, 2017, GSE securities were $30.9 million.  At December 31, 2016, Treasury notes were $100.2 million and GSE securities were $31.0 million.  We will periodically evaluate our liquidity needs and may dispose these liquidity investments as deemed prudent based on liquidity and market conditions.  The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.

Mortgage loans held-for-portfolio — Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  Unpaid principal balances of loans under this program stood at $2.8 billion at June 30, 2017, slightly higher than the balance at December 31, 2016.  Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program.  Pay downs in the first six months of 2017 were $128.5 million, compared to $131.3 million in the prior year same period.  Acquisitions in the six months of 2017 were $233.5 million, compared to $242.5 million in the prior year same period.  Credit performance has been strong and delinquency low.  Loan origination by members and acceptable pricing are key factors that drive acquisitions.  Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our MPF portfolio, and historical loss experience remains very low.

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

Capital ratios — Our capital position remains strong.  At June 30, 2017, actual risk-based capital was $8.2 billion, compared to required risk-based capital of $821.1 million.  To support $155.5 billion of total assets at June 30, 2017, the minimum required total capital was $6.2 billion or 4.0% of assets.  Our actual regulatory risk-based capital was $8.2 billion, exceeding required capital by $2.0 billion.  These ratios have remained consistently above the required regulatory ratios through all periods in this report.  For more information, see financial statements, Note 13.  Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.

Leverage — At June 30, 2017, balance sheet leverage (based on U.S. GAAP) was 19.2 times shareholders’ equity, compared to 18.8 times at December 31, 2016.  Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the FRBNY to meet unexpected member demand for funds.  Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices.  Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately.  Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.

Liquidity and Debt — In addition to the trading portfolio maintained for liquidity, liquid assets at June 30, 2017 included $481.0 million as demand cash balances at the FRBNY, $52.0 million as compensating cash balances at Citibank that could be withdrawn at short notice, $15.9 billion in short-term and overnight loans in the federal funds and the repo markets, and $0.6 billion of high credit quality GSE-issued available-for-sale securities that are investment quality, and readily marketable.  In December 2016, we established a trading portfolio with the primary objective of increasing our liquidity.  The trading portfolio is invested in highly-liquid U.S. Treasury bonds and GSE issued securities.  Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position.

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

We also hold contingency liquidity in an amount sufficient to meet our liquidity needs if we are unable to access the consolidated obligation debt market for at least 5 days.  The actual contingency liquidity under the 5-day scenario in the 2017 first six months was $29.1 billion, well in excess of the required $2.4 billion.

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

The increase in amounts outstanding at June 30, 2017, relative to December 31, 2016 has been largely driven by increases in overnight advances and longer-term fixed-rate advances.

Table 4.1:                                       Advance Trends

Advance Trends

Member demand for advance products

Par amount of advances outstanding was $117.9 billion at June 30, 2017, compared to $109.2 billion at December 31, 2016.

Carrying value of advances outstanding at June 30, 2017 was $117.9 billion, compared to $109.3 billion at December 31, 2016.  Carrying values included unrealized net fair value hedging basis adjustments recorded on hedges eligible under ASC 815, and basis adjustments recorded on advances elected under the fair value option (“FVO”).  For advances hedged under the ASC 815 qualifying hedging rules, the basis adjustment was a fair value loss of $16.9 million at June 30, 2017 and a fair value gain of $2.0 million at December 31, 2016.  For advances elected under the fair value option (“FVO”), the basis adjustments were valuation gains of $6.7 million at June 30, 2017 and $13.7 million at December 31, 2016.  For more information about basis adjustments, see Table 4.4.  Advances by Maturity and Yield Type in this MD&A.

Advances — Product Types

The following table summarizes par values of advances by product type (dollars in thousands):

Table 4.2:                                       Advances by Product Type

	June 30, 2017		December 31, 2016
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total
Adjustable Rate Credit - ARCs	$39,028,545	33.09%	$42,716,370	39.10%
Fixed Rate Advances	49,011,836	41.56	46,180,158	42.28
Short-Term Advances	15,029,642	12.74	10,831,782	9.92
Mortgage Matched Advances	380,569	0.32	407,731	0.37
Overnight & Line of Credit (OLOC) Advances	7,750,699	6.57	2,962,224	2.71
All other categories	6,742,864	5.72	6,142,727	5.62

Total par value	117,944,155	100.00%	109,240,992	100.00%

Hedge valuation basis adjustments	(16,870)		1,980
Fair value option valuation adjustments and accrued interest	6,721		13,653

Total	$117,934,006		$109,256,625

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

Advances — Interest Rate Terms

The following table summarizes interest-rate payment terms for advances (dollars in thousands):

Table 4.3:                                       Advances by Interest-Rate Payment Terms

	June 30, 2017		December 31, 2016
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate (a)	$78,856,427	66.86%	$66,458,757	60.84%
Variable-rate (b)	39,081,728	33.13	42,774,847	39.15
Variable-rate capped or floored (c)	6,000	0.01	6,000	0.01
Overdrawn demand deposit accounts	—	—	1,388	—
Total par value	117,944,155	100.00%	109,240,992	100.00%
Hedge valuation basis adjustments	(16,870)		1,980
Fair value option valuation adjustments and accrued interest	6,721		13,653
Total	$117,934,006		$109,256,625

(a)         Fixed-rate borrowings remained the largest category of advances borrowed by members.  The presentation above includes long-term and short-term fixed-rate advances.  Long-term advances remain a small segment of the portfolio at June 30, 2017, with only 2.5% of advances in the remaining maturity bucket of greater than 5 years (3.9% at December 31, 2016).

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

The following table summarizes maturity and yield characteristics of advances (dollars in thousands):

Table 4.4:                                       Advances by Maturity and Yield Type

	June 30, 2017		December 31, 2016
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Fixed-rate
Due in one year or less	$43,665,569	37.02%	$30,023,712	27.49%
Due after one year	35,190,858	29.84	36,435,045	33.35
Total Fixed-rate	78,856,427	66.86	66,458,757	60.84

Variable-rate
Due in one year or less	28,190,373	23.90	20,238,586	18.52
Due after one year	10,897,355	9.24	22,543,649	20.64
Total Variable-rate	39,087,728	33.14	42,782,235	39.16
Total par value	117,944,155	100.00%	109,240,992	100.00%

Hedge valuation basis adjustments (a)	(16,870)		1,980
Fair value option valuation adjustments and accrued interest (b)	6,721		13,653
Total	$117,934,006		$109,256,625

Fair value basis and valuation adjustments — Key determinants of valuation adjustments are factors such as advance run offs and new transactions designated in hedging relationships or elected under the FVO, the forward swap curve, the volatility of the swap rates, the remaining duration to maturity, and for advances elected under the FVO, the changes in the spread between the swap rate and the consolidated obligation debt yields.  For FVO advances changes in interest receivable is also a factor as it is a component of the entire fair value of FVO advances.

(a)         Hedging valuation basis adjustments — The reported carrying values of hedged advances are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values for hedged advances.  The notional amount of advances hedged under ASC 815 was $50.5 billion at June 30, 2017, compared to $41.2 billion at December 31, 2016.  The application of this accounting methodology resulted in the recognition of a net unrealized hedge valuation loss of $16.9 million at June 30, 2017 and a net gain of $2.0 million at December 31, 2016.  At the balance sheet dates, vintage long-term advances recorded fair value gains as the contractual coupons of vintage advances were higher than prevailing long-term swap rates, the discounting rates for LIBOR benchmark fair values.  Valuation gains were offset by fair value losses on advances issued in recent years with contractual coupons that were lower than prevailing swap rates.  Generally, hedge valuation basis is unrealized and will reverse to zero if the advance is held to maturity or the call date.

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

Valuation adjustments and interest accrued receivable taken together reported a net basis gain of $6.7 million at June 30, 2017 and $13.7 million at December 31, 2016.   Advances elected under the FVO were either variable rate LIBOR indexed advances, which re-priced frequently to market indices or were fixed-rate with short remaining durations.  As a result, valuation basis remained near to par.  The notional amount of the FVO advance portfolio declined to $2.7 billion at June 30, 2017, compared to $9.9 billion at December 31, 2016.  Run offs of advances elected under the FVO were not replaced by new transactions.

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

The following table summarizes hedged advances by type of option feature (in thousands):

Table 4.5:                                       Hedged Advances by Type

Par Amount	June 30, 2017	December 31, 2016
Qualifying Hedges
Fixed-rate bullets (a)	$48,519,591	$38,554,066
Fixed-rate putable (b)	1,802,850	2,497,850
Fixed-rate callable	16,575	5,000
Fixed-rate with embedded cap	130,075	180,075

Total Qualifying Hedges	$50,469,091	$41,236,991

Aggregate par amount of advances hedged (c)	$50,498,240	$41,334,436
Fair value basis (Qualifying hedging adjustments)	$(16,870)	$1,980

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

(c)          Except for an insignificant amount of derivatives that were designated as economic hedges of advances, the longer term fixed-rate advances were in a qualifying hedging relationship.

Advances elected under the FVO — Advances elected under the FVO during the periods in this report were shorter-term adjustable-rate (“ARCs”) and fixed-rate advances.  By electing the FVO for an asset instrument (the advance), the objective is to offset some of the volatility in earnings due to the designation of debt (liability) under the FVO.  Changes in the fair values of the advance were recorded through earnings, and the offset was recorded as a fair value basis adjustment to the carrying values of the advances.

The following table summarizes par amounts of advances elected under the FVO (in thousands):

Table 4.6:                                       Advances under the Fair Value Option (FVO)

	Advances
Par Amount	June 30, 2017	December 31, 2016
Advances designated under FVO (a)	$2,735,079	$9,859,504

(a)         Notional amounts of advances elected under the FVO have decreased as run offs were not replaced.  The balance outstanding at June 30, 2017 were ARCs.

The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):

Table 4.7:                                       Putable and Callable Advances (a)

	Advances
Par Amount	June 30, 2017	December 31, 2016
Putable/callable	$1,833,675	$2,517,100
No-longer putable/callable	$1,220,000	$1,088,000

(a)         Member demand has been weak for putable advances, which are typically medium- and long-term.

Investments

We maintain long-term investment portfolios, which are principally mortgage-backed securities issued by GSEs and U.S. Agency (“GSE-issued”).  Investments include a small portfolio of MBS issued by private enterprises, and bonds issued by state or local housing finance agencies.  We also maintain short-term investments for our liquidity resources, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings.  In December 2016, management approved a trading portfolio, the purpose of which is to augment our liquidity needs.  Investments in the trading portfolio at June 30, 2017 were GSE issued securities that were carried at their fair values.  The Finance Agency prohibits speculative investments, but allows the designation of a trading portfolio for liquidity purposes.  We may dispose such investments if liquidity needs are met and market conditions deem the sale as advantageous.

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

The following table summarizes changes in investments by categories: Trading securities, Available-for-sale securities, Held-to-maturity securities, and money market investments (Carrying values in thousands):

Table 5.1:                                       Investments by Categories

	June 30,	December 31,	Dollar	Percentage
	2017	2016	Variance	Variance

State and local housing finance agency obligations (a)	$1,115,220	$1,063,500	$51,720	4.86%
Trading securities (b)	30,911	131,151	(100,240)	(76.43)
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	588,066	656,094	(68,028)	(10.37)
Held-to-maturity securities, at carrying value (c)	15,991,568	14,958,793	1,032,775	6.90
Total securities	17,725,765	16,809,538	916,227	5.45

Grantor trust (d)	46,030	41,718	4,312	10.34
Securities purchased under agreements to resell	5,175,000	7,150,000	(1,975,000)	(27.62)
Federal funds sold	10,700,000	6,683,000	4,017,000	60.11

Total investments	$33,646,795	$30,684,256	$2,962,539	9.65%

(a)         State and local housing finance agency bonds. Bonds are classified as HTM and are carried at amortized cost.  Acquisitions were $61.5 million in the first six months of 2017.

(b)         U.S. Treasury securities and GSE securities.  Trading portfolio is for liquidity and not for speculative purposes.  We sold $100.2 million of treasury notes in the first quarter of 2017.

(c)          Mortgage-backed securities classified as AFS. No acquisitions were made in the first six months of 2017.  AFS securities outstanding are GSE issued floating-rate MBS carried at fair value.  Mortgage-backed securities classified as HTM — $2.0 billion of GSE-issued MBS were acquired in the first six months of 2017 and designated as HTM.  Approximately 98.8% of HTM mortgage-backed securities are GSE issued securities.

(d)        The grantor trust is classified as AFS.  Additional financing of $1.8 million was made to the grantor trust in 2017.  Trust fund balances represent investments in registered mutual funds and other fixed-income and equity funds.  Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments.  The fund is owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified Benefits Equalization Pension plans.  For more information about the pension plan, see financial statements, Note 15. Employee Retirement Plans in the Bank’s most recent Form 10-K filed on March 22, 2017.

Long-Term Investment Securities

Acquisition pricing of GSE-issued MBS has remained largely unfavorable, and purchases were made only when pricing justified our risk/reward criteria.  Unpaid principal balances of investments in MBS (Investment portfolios of held-to-maturity and available-for-sale securities) were $16.6 billion at June 30, 2017, an increase of $1.0 billion (net of paydowns) compared to December 31, 2016.  By policy, we acquire only GSE-issued RMBS and CMBS.

The long-term investment securities at June 30, 2017 comprised of a portfolio of GSE-issued MBS, a small declining portfolio of vintage private label MBS, and a small portfolio of housing finance agency bonds, as summarized below:

•                  The AFS portfolio of GSE-issued floating-rate MBS were carried at their fair values of $588.1 million at June 30, 2017, compared to $656.1 million at December 31, 2016.  Unpaid principal balances decreased by $70.5 million in the first six months of 2017.  No acquisitions and no sales were made in the period.  Fair values of the AFS securities were substantially all in unrealized fair value gain positions at June 30, 2017 and December 31, 2016.  The AFS securities are floating-rate securities indexed to LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  The risk arising from the capped floating-rate MBS in our portfolios of available-for-sale and held-to-maturity securities is economically hedged by $2.7 billion notional amounts of interest rate caps.  For more information about the interest rate caps, see financial statements, Note 16.  Derivatives and Hedging Activities, and Table 9.4 Derivative Hedging Strategies — Balance Sheet and Intermediation in this MD&A.  No AFS securities were determined to be OTTI in any periods in this report.  For more information about AFS securities, see financial statements, Note 6.  Available-for-Sale Securities.

•                  The HTM portfolio of MBS comprised of portfolios of GSE issued fixed and floating-rate MBS, and a small portfolio of Private label MBS (98.8% were GSE-issued; 1.2%, PLMBS).  Securities classified as HTM are carried at amortized cost adjusted for credit and non-credit OTTI losses and OTTI recoveries.  Unpaid principal balance of fixed-rate MBS was $8.0 billion at June 30, 2017 and $7.3 billion at December 31, 2016.  Acquisitions totaling $866.4 million (par amounts) were designated to the fixed-rate portfolio in the first six months of 2017; paydowns were $210.1 million.  Unpaid principal balance of floating-rate MBS was $8.0 billion at June 30, 2017 and $7.7 billion at December 31, 2016.  In the first six months of 2017, we acquired $1.1 billion of floating-rate securities, ahead of $0.8 billion in paydowns.  HTM floating-rate securities are typically indexed to the 1-month LIBOR, and certain securities are capped, typically between 6.5% and 7.5%.  As discussed in the previous bullet, the risk arising from capped AFS and HTM floating-rate securities is economically hedged by the purchased interest rate caps.  No OTTI was recorded at June 30, 2017.  For more information about HTM securities, see financial statements, Note 7.  Held-to-Maturity Securities.

•                  Housing finance agency bonds (“HFA bonds”), all designated as HTM, were carried at amortized cost basis of $1.1 billion at June 30, 2017 and December 31, 2016.  We acquired $61.5 million of HFA bonds in the first six months ended June 30, 2017.  HFA bonds are primarily floating rate instruments indexed to LIBOR.  No HFA bonds were determined to be OTTI in any periods in this report.

Mortgage-Backed Securities — By Issuer

The following table summarizes our investment securities issuer concentration (dollars in thousands):

Table 5.2:                                       Investment Securities Issuer Concentration

	June 30, 2017			December 31, 2016
			Carrying value as a			Carrying value as a
	Carrying (a)		Percentage	Carrying (a)		Percentage
Long Term Investment (c)	Value	Fair Value	of Capital	Value	Fair Value	of Capital

MBS
Fannie Mae	$5,365,716	$5,398,627	66.08%	$5,144,656	$5,156,990	67.48%
Freddie Mac	10,974,434	11,102,576	135.16	10,200,222	10,294,017	133.79
Ginnie Mae	32,090	32,253	0.40	36,630	36,755	0.48
All Others - PLMBS	207,394	252,563	2.55	233,379	288,620	3.06
Non-MBS (b)	1,161,250	1,125,310	14.30	1,105,218	1,068,401	14.50

Total Investment Securities	$17,740,884	$17,911,329	218.49%	$16,720,105	$16,844,783	219.31%

Categorized as:

Available-for-Sale Securities	$634,096	$634,096		$697,812	$697,812

Held-to-Maturity Securities	$17,106,788	$17,277,233		$16,022,293	$16,146,971

(a)         Carrying values include fair values for AFS securities.

(b)         Non-MBS consists of housing finance agency bonds and a grantor trust.

(c)          Excludes Trading portfolio.

External rating information of the held-to-maturity portfolio was as follows (carrying values in thousands):

Table 5.3:                                       External Rating of the Held-to-Maturity Portfolio

	June 30, 2017
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,072	$15,786,462	$126,739	$23,533	$53,762	$15,991,568
State and local housing finance agency obligations	42,100	1,046,395	26,725	—	—	1,115,220

Total Long-term securities	$43,172	$16,832,857	$153,464	$23,533	$53,762	$17,106,788

	December 31, 2016
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total

Mortgage-backed securities	$1,185	$14,729,099	$140,579	$25,805	$62,125	$14,958,793
State and local housing finance agency obligations	47,800	986,625	29,075	—	—	1,063,500

Total Long-term securities	$48,985	$15,715,724	$169,654	$25,805	$62,125	$16,022,293

See footnotes (a) and (b) under Table 5.4.

External rating information of the AFS portfolio was as follows (the carrying values of AFS investments are at fair values; in thousands):

Table 5.4:                                       External Rating of the Available-for-Sale Portfolio

	June 30, 2017			December 31, 2016
	AA-rated (b)	Unrated	Total	AA-rated (b)	Unrated	Total

Available-for-sale securities
Mortgage-backed securities	$588,066	$—	$588,066	$656,094	$—	$656,094
Other - Grantor trust (c)	—	46,030	46,030	—	41,718	41,718

Total Available-for-sale securities	$588,066	$46,030	$634,096	$656,094	$41,718	$697,812

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

(c)          Highly liquid equity and bond mutual funds, carried at net asset values (NAVs) as fair values.  We invested $1.8 million in the trust in the six months ended June 30, 2017.

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

Fair Value Levels of Investment Securities, and Unrecognized and Unrealized Holding Losses

To compute fair values at June 30, 2017 and December 31, 2016, multiple vendor prices were received for substantially all of our MBS holdings, and substantially all of those prices fell within specified thresholds.  The relative proximity of the prices received from the multiple vendors supported our conclusion that the final computed prices were reasonable estimates of fair values.  GSE securities priced under such a valuation technique using the market approach are typically classified within Level 2 of the valuation hierarchy.

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

Weighted average rates — Mortgage-backed securities (HTM and AFS)

The following table summarizes weighted average rates and amortized cost by contractual maturities.  A significant portion of the MBS portfolio consisted of floating-rate securities and the weighted average rates will change in parallel with changes in the LIBOR rate (dollars in thousands):

Table 5.5:                                       Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2017		December 31, 2016
	Amortized	Weighted	Amortized	Weighted
	Cost	Average Rate	Cost	Average Rate
Mortgage-backed securities
Due in one year or less	$573,618	2.61%	$101,348	3.32%
Due after one year through five years	4,820,229	2.67	4,725,921	2.52
Due after five years through ten years	7,346,418	2.01	6,602,905	1.69
Due after ten years	3,856,925	2.35	4,211,581	2.07

Total mortgage-backed securities	$16,597,190	2.30%	$15,641,755	2.05%

OTTI — Base Case and Adverse Case Scenario

We evaluated our PLMBS under a base case (or best estimate) scenario by performing a cash flow analysis for each security under assumptions that forecasted increased credit default rates or loss severities, or both.  The stress test scenario and associated results do not represent our current expectations and therefore should not be construed as a prediction of future results, market conditions or the actual performance of these securities.  No OTTI was recorded in the three months or six months ended June 30, 2017.  Credit OTTI recovered in the three and six months ended June 30, 2017 were $0.7 million and $3.0 million and were recorded in Interest income as “accretable yield”, compared to $0.8 million and $1.5 million in the same periods in 2016.  The improved recoveries in the 2017 year-to-date period were recorded when certain securities that were previously determined to be credit impaired paid-off in full, and unamortized credit OTTI was recovered.

The results of the adverse case scenario are presented next to expected outcome for the credit impaired securities (the base case) at the OTTI measurement dates reported below (dollars in thousands):

Table 5.6:                                       Base and Adverse Case Stress Scenarios (a)

		As of June 30, 2017
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	7	$8,885	$—	7	$8,885	$(38)
RMBS	Alt-A	5	3,123	—	5	3,123	(14)
HEL	Subprime	28	190,142	—	28	190,142	(262)
Manufactured Housing Loans	Subprime	2	54,278	—	2	54,278	—
Total Securities		42	$256,428	$—	42	$256,428	$(314)

		As of December 31, 2016
		Actual Results - Base Case Scenario			Adverse Case Scenario
		# of Securities	UPB	OTTI Related to Credit Loss	# of Securities	UPB	OTTI Related to Credit Loss
RMBS	Prime	8	$13,715	$—	8	$13,715	$(31)
RMBS	Alt-A	5	3,463	—	5	3,463	(3)
HEL	Subprime	30	214,319	—	30	214,319	(109)
Manufactured Housing Loans	Subprime	2	61,301	—	2	61,301	—
Total Securities		45	$292,798	$—	45	$292,798	$(143)

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

Non-Agency Private label mortgage- and asset-backed securities

Our investments in privately-issued MBS are summarized below.  All private-label MBS were classified as held-to-maturity (unpaid principal balance (a) in thousands):

Table 5.7:                                       Non-Agency Private Label Mortgage- and Asset-Backed Securities

	June 30, 2017			December 31, 2016
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
RMBS
Prime	$7,615	$1,270	$8,885	$12,336	$1,379	$13,715
Alt-A	2,050	1,073	3,123	2,278	1,185	3,463
Total RMBS	9,665	2,343	12,008	14,614	2,564	17,178

Home Equity Loans
Subprime	159,636	30,506	190,142	180,938	33,381	214,319

Manufactured Housing Loans
Subprime	54,278	—	54,278	61,301	—	61,301
Total UPB of private-label MBS (b)	$223,579	$32,849	$256,428	$256,853	$35,945	$292,798

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

The Finance Agency regulations also permit us to extend additional unsecured credit, which could be comprised of overnight extensions and sales of federal funds subject to continuing contract.  Our total unsecured overnight exposure to a single counterparty may not exceed twice the regulatory limit for term exposures.  We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, and we did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union in any periods in this report.  For more information about our policies and practices, see the most recent Form 10-K filed on March 22, 2017.

Securities purchased under agreement to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight, and can be extended only at our discretion.  These transactions involve the lending of cash against securities, which are accepted as collateral.  The balance outstanding under such agreements was $5.2 billion at June 30, 2017 and $7.2 billion at December 31, 2016.  For more information, see financial statements, Note 4.  Federal Funds Sold, and Securities Purchased under Agreement to Resell.

Federal funds sold — Federal funds sold was $10.7 billion at June 30, 2017 and $6.7 billion at December 31, 2016, representing unsecured lending to major banks and financial institutions.  The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs.  Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):

Table 5.8:                                       Trading Securities

	Trading Securities
	June 30, 2017	December 31, 2016
Par value	$30,930	$130,930
Amortized cost	$30,937	$131,009
Carrying/Fair value	$30,911	$131,151

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

Cash deposits (pledged collateral) with derivative counterparties — At June 30, 2017 and December 31, 2016, we had deposited $247.8 million and $256.0 million as pledged cash collateral or as cash margins to derivative counterparties, including Derivative Clearing Organizations.  All cash posted as pledged collateral to derivative counterparties is reported as a deduction to Derivative liabilities in the Statements of Condition.  Cash posted in excess of required collateral is reported as a component of Derivative assets.

We execute derivatives with major financial institutions.  We enter into bilateral collateral netting agreements for derivatives that have not yet been approved for clearing by the Commodity Futures Trading Commission (“CFTC”).  Such derivatives are also referred to as uncleared derivatives.  For derivative contracts that are mandated for clearing under the Dodd-Frank Act, we have obtained legal netting analyses that provide support for the right of offset of posted margins as a netting adjustment to the fair value exposures of the associated derivatives.  When our derivatives are in a liability position, counterparties are in a fair value gain position, and counterparties are exposed to the non-performance risk of the FHLBNY.  For cleared and uncleared derivatives, we are required to post cash collateral or margin to mitigate the counterparties’ credit exposure under agreed upon procedures.  For uncleared derivatives, bilateral collateral agreements include certain thresholds and pledge requirements under “ISDA agreements” that are generally triggered if exposures exceed the agreed-upon thresholds.  For cleared derivatives executed in compliance with CFTC rules, margins are posted daily to cover the exposure presented by our open positions.  Certain triggering events such as a default by the FHLBNY could result in additional margins to be posted by the FHLBNY to our derivative clearing agents.  For more information, see Credit Risk Due to Non-performance by Counterparties in financial statements, Note 16. Derivatives and Hedging Activities.  Also see Tables 9.1 and 9.4 and accompanying discussions in this MD&A.

Mortgage Loans Held-for-Portfolio

Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses.  The outstanding unpaid principal balance was $2.8 billion at June 30, 2017, an increase of $100.5 million (net of acquisitions and paydowns) from the balance at December 31, 2016.  Mortgage loans were investments in Mortgage Partnership Finance loans (“MPF” or “MPF Program”).  We provide this product to members as another alternative for them to sell their mortgage production.  Loan origination by members and acceptable pricing are key factors that drive growth.  MPF loans are fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years.

Mortgage Partnership Finance Program

We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which eligible mortgage loans are purchased or funded from or through members who are Participating Financial Institutions (“PFI”).  We may also acquire MPF loans through participations with other FHLBanks, although our current acquisition strategy is to limit acquisitions through our PFIs.  MPF loans are conforming conventional and Government i.e., insured or guaranteed by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs (“VA”) or the Rural Housing Service of the Department of Agriculture (“RHS”), fixed-rate mortgage loans secured primarily by single-family residential properties with maturities ranging from five to 30 years or participations in such mortgage loans.  The FHLBank of Chicago (“MPF Provider”) developed the MPF Program in order to help fulfill the housing mission and to provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios.  Finance Agency regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBanks.  In order for MPF loans to meet the AMA requirements, the purchase and funding are structured so that the credit risk associated with MPF loans is shared with PFIs.  For more information about the MPF program, see Mortgage Loans Held-for-Portfolio in the MD&A in the Bank’s most recent Form 10-K filed on March 22, 2017.

Mortgage loans — Conventional and Insured Loans

The following table classifies mortgage loans between conventional loans and loans insured by FHA/VA (in thousands):

Table 6.1:                                       MPF by Conventional and Insured Loans

	June 30, 2017	December 31, 2016

Federal Housing Administration and Veteran Administration insured loans	$233,880	$226,504
Conventional loans	2,567,507	2,474,347
Others	—	56

Total par MPF loans	$2,801,387	$2,700,907

Mortgage Loans — Loss sharing and the credit enhancement waterfall

For all loans acquired prior to June 1, 2017, the credit enhancement was computed as the amount that would bring an uninsured loan to “Double A” credit risk.  For loans acquired after June 1, 2017, the credit enhancement is computed to a “Single A” credit risk.  In the credit enhancement waterfall, we are responsible for the first loss layer.  The second loss layer is the credit obligation of the PFI.  We assume all residual risk.  Also, see financial statements, Note 9.  Mortgage Loans Held-for-Portfolio.

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

Table 6.2:                                       Rollforward First Loss Account (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Beginning balance	$31,651	$27,525	$30,933	$27,107

Additions	997	1,629	1,880	1,957
Resets(a)	(260)	(347)	(260)	(347)
Charge-offs	(296)	(321)	(461)	(231)
Ending balance	$32,092	$28,486	$32,092	$28,486

(a)         For certain MPF products, the Credit Enhancement is periodically recalculated.  If the recalculated Credit Enhancement would result in a PFI Credit Enhancement obligation lower than the remaining obligation, the PFI’s Credit Enhancement obligation will be reset to the new, lower level.

Second loss layer — The PFI is required to cover the next layer of losses up to an agreed-upon credit enhancement obligation amount, which may consist of a direct liability of the PFI to pay credit losses up to a specified amount, or through a contractual obligation of a PFI to provide supplemental mortgage insurance, or a combination of both.  While the second loss obligation is computed at the time a loan is acquired, the PFI’s second loss credit obligation is pooled within a master commitment together with second losses for all loans within the Master commitment.

The credit enhancement becomes an obligation of the PFI.  For taking on the credit enhancement obligation, we pay to the PFI a credit enhancement fee.  For certain MPF products, the credit enhancement fee is accrued and paid each month to the PFI, and for other MPF products, the credit enhancement fee is accrued and paid monthly after being deferred for 12 months.  CE Fees are paid on a pool level (Master Commitment), and if the pool runs down, the amount of future CE fees would decline in line.

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

For certain MPF products, the master commitment and the second loss obligation is reset, typically every ten years, to the then current amortized unpaid principal balance.  This generally results in lower amounts of the second loss obligation in line with the lower amortized balances of the loans within the MC.

PMI is required for loans with a loan-to-value ratio greater than 80% at origination.  In addition, for certain MPF loan products, Supplemental Mortgage Insurance (“SMI”) may be required from the PFI.  Typically, the FHLBNY will pay the PFI a higher credit enhancement fee in return for the PFI taking on the additional obligation.

Table 6.3:                                       Second Losses and SMI Coverage (in thousands)

	June 30, 2017	December 31, 2016

Second Loss Position (a)	$69,717	$139,610
SMI Coverage - NY share only (b)	$12,142	$13,134
SMI Coverage - portfolio (b)	$12,383	$13,420

(a)         “Second Loss” amount is calculated at the time of loan acquisition, and the amount becomes the PFIs obligation on a pooled basis for all loans within a Master Commitment (“MC”).  As discussed previously, the MCs and the Second loss are reset periodically.  In the second quarter of 2017, prior to the contractual reset anniversaries, certain eligible MCs and the Second Losses were reset in order to accommodate the one-time adjustment to “Single A”.  Second loss amounts were recalculated (reset) based on the lower amortized principal balance and reset to the Single A level. Together, the changes explain the decline in the amount of the Second Loss.

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

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since the largest PFIs are located in New York.  The tables below summarize concentrations — Geographic and PFI:

Table 6.4:                                       Geographic Concentration of MPF Loans

	June 30, 2017		December 31, 2016
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %

New York State	68.7%	58.5%	69.4%	59.1%

Table 6.5:                                       Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands)

	June 30, 2017
	Mortgage	Percent of Total
	Loans	Mortgage Loans

New York Community Bank (a)	$287,130	10.25%
Astoria Bank	275,236	9.82
Investors Bank	188,054	6.71
Teachers Federal Credit Union	166,656	5.95
Bethpage Federal Credit Union	158,868	5.67
All Others	1,725,443	61.60

Total	$2,801,387	100.00%

	December 31, 2016
	Mortgage	Percent of Total
	Loans	Mortgage Loans

Astoria Bank	$281,672	10.43%
New York Community Bank	239,096	8.85
Investors Bank	179,358	6.64
Teachers Federal Credit Union	158,809	5.88
Bethpage Federal Credit Union	138,059	5.11
All Others	1,703,857	63.09

Total	$2,700,851	100.00%

(a)         New York Community Bancorp, Inc., parent of New York Community Bank, publicly announced on June 27, 2017 that it had entered into an agreement to sell its mortgage banking business to Freedom Mortgage Corporation.

Accrued interest receivable

Other assets

Accrued interest receivable was $186.0 million at June 30, 2017 and $163.4 million at December 31, 2016, and represented interest receivable primarily from advances and investments.  Changes in balances would represent the timing of coupons receivable from advances and investments at the balance sheet dates.

Other assets, including prepayments and miscellaneous receivables, were $8.7 million and $7.2 million at June 30, 2017 and December 31, 2016.

Debt Financing Activity and Consolidated Obligations

Our primary source of funds continues to be the issuance of consolidated obligation bonds and discount notes.

Consolidated obligation bonds — The carrying value of consolidated obligation bonds (“CO bonds” or “Consolidated obligation bonds”) outstanding at June 30, 2017 was $87.6 billion (par, $87.1 billion), compared to $84.8 billion (par, $84.3 billion) at December 31, 2016.  On average, CO bonds funded 60.5% and 58.3% of earning assets in the six months ended June 30, 2017 and 2016.

A significant percentage of CO bonds was designated under an ASC 815 fair value accounting hedge.  Also, certain CO bonds were hedged by interest rate swaps in economic hedges.  Additionally, certain CO bonds were elected under the FVO.  Carrying values of CO bonds included valuation basis adjustments on bonds hedged under ASC 815, and on CO bonds elected under the FVO.  For more information about valuation basis adjustments, see Table 7.1.

Consolidated obligation discount notes — The carrying value of consolidated obligation discount notes outstanding was $57.3 billion at June 30, 2017 and $49.4 billion at December 31, 2016.  On average, discount notes funded 33.2% of earning assets in the six months ended June 30, 2017, compared to 34.8% in the same period in the prior year.  No discount notes had been hedged under an ASC 815 fair value accounting hedge at June 30, 2017 and December 31, 2016, although from time to time we have designated the instruments in economic hedges during the periods in this report.  Certain discount notes were hedged under an ASC 815 cash flow accounting hedge, and are discussed in financial statements, Note 16. Derivatives and Hedging Activities.  Certain discount notes were elected under the FVO.  Carrying values included valuation basis adjustments on discount notes elected under the FVO.  For more information about valuation basis adjustments, see Table 7.7 Discount Notes Outstanding.

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

Consolidated obligation bonds

The following table summarizes types of bonds issued and outstanding (dollars in thousands):

Table 7.1:                                       Consolidated Obligation Bonds by Type

	June 30, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total

Fixed-rate, non-callable	$29,003,555	33.30%	$32,878,545	38.99%
Fixed-rate, callable	1,534,000	1.76	1,255,000	1.49
Step Up, callable	45,000	0.05	160,000	0.19
Single-index floating rate	56,509,000	64.89	50,034,000	59.33

Total par value	87,091,555	100.00%	84,327,545	100.00%

Bond premiums	52,892		52,336
Bond discounts	(26,572)		(28,527)
Hedge valuation basis adjustments (a)	303,063		290,016
Hedge basis adjustments on terminated hedges (b)	137,610		140,331
FVO (c) - valuation adjustments and accrued interest	794		2,963

Total Consolidated obligation-bonds	$87,559,342		$84,784,664

Fair value basis and valuation adjustments — Key determinants are factors such as run offs and new transactions designated under an ASC 815 hedge or elected under the FVO, the forward swap curve, the volatility of the swap rates, the remaining duration to maturity, and for bonds elected under the FVO, the changes in the spread between the swap rate and the consolidated obligation debt yields, and changes in interest payable, which is a component of the entire fair value of FVO bonds.

(a)         Hedge valuation basis — The reported carrying values of hedged consolidated bonds are adjusted for changes to their fair values (fair value basis adjustments or fair value) that are attributable to the risk being hedged, which is LIBOR for the FHLBNY, and is the discounting basis for computing changes in fair values basis for hedged debt.  The notional amount of CO bonds hedged under the fair value hedging standards under ASC 815 was $19.3 billion at June 30, 2017, compared to $22.1 billion at December 31, 2016.   Run offs were largely replaced by new transactions.

The application of the accounting methodology resulted in the recognition of $303.1 million in net unrealized hedge valuation basis loss at June 30, 2017, compared to a net loss of $290.0 million at December 31, 2016.  Hedged bonds are fixed-rate liabilities, and fixed-rate cash flows are discounted by the LIBOR/Swap curve.  Recorded fair value losses were primarily on vintage long-term CO bonds, which had been issued at the then prevailing higher coupons.  At the balance sheet dates, the bonds were marked to LIBOR benchmark fair values by discounting at the prevailing swap rates, which were much lower than the contractual coupons on the bonds, resulting in hedge valuation losses.  The LIBOR benchmark fair values move inversely to the rise and fall of the LIBOR/Swap curve.  Fair value gains were recorded on shorter-term bonds, which were issued in recent years, and the gains partly offset the fair value losses on the vintage long-term bonds.  Generally, hedge valuation basis are unrealized and will reverse to zero if held to their maturity or their call dates.  Also, see Table 7.2 Bonds Hedged under Qualifying Fair Value Hedges.

(b)         Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships.  The net unrealized cumulative losses at the hedge termination dates for such bonds are no longer adjusted for changes in the benchmark rate.  Instead, the valuation basis are amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense.  Unamortized basis adjustments on terminated hedges were losses of $137.6 million and $140.3 million at June 30, 2017 and December 31, 2016.  If the CO bonds are held to maturity, the basis losses will be amortized to zero.

(c)          FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair values of CO bonds elected under the FVO, and reported a net loss (increase in liability) of $0.8 million at June 30, 2017 and $3.0 million at December 31, 2016. The notional amounts of CO bonds elected under the FVO were $0.4 billion at June 30, 2017 and $2.0 billion at December 31, 2016.  Run offs of bonds elected under the FVO were not replaced by new transactions.

The discounting basis for computing the change in fair value basis of bonds elected under the FVO is the observable (FHLBank) CO bond yield curve.  All FVO bonds were short- and medium-term, and fluctuations in their valuations were not significant as the bonds re-priced relatively frequently to market indices, remaining near to par, although there could have been inter-period volatility over their life cycle.

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2017	December 31, 2016
Qualifying Hedges
Fixed-rate bullet bonds	$18,960,960	$21,696,855
Fixed-rate callable bonds	295,000	400,000
	$19,255,960	$22,096,855

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

	Consolidated Obligation Bonds
Par Amount	June 30, 2017	December 31, 2016
Bonds designated under FVO	$399,000	$2,049,550

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

Table 7.4:                                       Economic Hedged Bonds

Economically hedged bonds — We also issue variable rate debt with coupons that are not indexed to the 3-month LIBOR, our preferred funding base.  To mitigate the economic risk of a change in the variable rate basis between the 1-month LIBOR and the 3-month LIBOR, we have executed basis rate swaps that have synthetically created 3-month LIBOR debt.  The operational cost of electing the FVO or designating the instruments in a fair value hedge outweighed the accounting benefits of offsetting fair value gains and losses.  We opted instead to designate the basis swap as a standalone derivative, and recorded changes in their fair values through earnings.  The carrying value of the debt would not include fair value basis since the debt is recorded at amortized cost.

	Consolidated Obligation Bonds
Par Amount	June 30, 2017	December 31, 2016
Bonds designated as economically hedged
Floating-rate bonds (a)	$16,875,000	$10,225,000

(a)         Floating-rate debt — Floating-rate bonds were typically indexed to 1-month LIBOR and swapped in economic hedges to 3-month LIBOR with the execution of basis swaps.  We have made greater use of the 1-month LIBOR indexed floating rate CO bonds as pricing was relatively favorable, and eliminated the basis risk by the execution of economic hedges.  The synthetic cost of funding utilizing interest rate swaps remained advantageous.

Excludes consolidated obligation bonds elected under the FVO.

Consolidated obligation bonds — maturity or next call date (a)

Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period.  The following table summarizes consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):

Table 7.5:                                       Consolidated Obligation Bonds — Maturity or Next Call Date

	June 30, 2017		December 31, 2016
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date
Due or callable in one year or less	$71,553,490	82.15%	$56,586,690	67.10%
Due or callable after one year through two years	8,888,850	10.21	19,523,965	23.16
Due or callable after two years through three years	1,583,920	1.82	3,206,095	3.80
Due or callable after three years through four years	1,042,185	1.20	1,035,175	1.23
Due or callable after four years through five years	929,555	1.07	845,320	1.00
Thereafter	3,093,555	3.55	3,130,300	3.71

Total par value	87,091,555	100.00%	84,327,545	100.00%

Bond premiums	52,892		52,336
Bond discounts	(26,572)		(28,527)
Hedge valuation basis adjustments	303,063		290,016
Hedge basis adjustments on terminated hedges	137,610		140,331
FVO - valuation adjustments and accrued interest	794		2,963

Total bonds	$87,559,342		$84,784,664

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

The following table summarizes callable bonds outstanding (par amounts, in thousands):

Table 7.6:                                       Outstanding Callable Bonds

	June 30, 2017	December 31, 2016
Callable	$1,579,000	$1,415,000
Non-Callable	$85,512,555	$82,912,545

Discount Notes

The following table summarizes discount notes issued and outstanding (dollars in thousands):

Table 7.7:                                       Discount Notes Outstanding

	June 30, 2017	December 31, 2016

Par value	$57,389,161	$49,392,445
Amortized cost	$57,322,371	$49,334,380
FVO (a) - valuation adjustments and remaining accretion	8,601	23,514
Total discount notes	$57,330,972	$49,357,894

Weighted average interest rate	0.92%	0.48%

(a)         Valuation basis adjustments, including unaccreted discounts, that were recorded to recognize changes in the entire fair values of CO discount notes elected under the FVO, were net liability amounts of $8.6 million at June 30, 2017, and $23.5 million at December 31, 2016.  The discounting basis for computing changes in fair values of discount notes elected under the FVO is the observable FHLBank discount note yield curve.  Changes in fair value basis reflect changes in the term structure of interest rates, the shape of the yield curve at the measurement dates, and the growth or decline in volume.  Run offs of discount notes elected under the FVO were not replaced by new transactions.  Notional amounts of instruments elected under the FVO were $3.7 billion at June 30, 2017 and $12.2 billion at December 31, 2016.  If held to maturity, unaccreted discounts will be fully accreted to par, and unrealized fair value gains and losses will sum to zero over the term to maturity.

The following table summarizes discount notes under the FVO (in thousands):

Table 7.8:                                       Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	June 30, 2017	December 31, 2016
Discount notes designated under FVO (a)	$3,670,424	$12,204,898

(a)         We elected the FVO for the discount notes to partly offset the volatility of floating-rate advances elected under the FVO.  For discount notes elected under the FVO, it was not necessary to estimate changes attributable to instrument-specific credit risk, as we consider the credit worthiness of the FHLBanks to be secured and credit related adjustments unnecessary.

The following table summarizes Cash flow hedges of discount notes (in thousands):

Table 7.9:                                       Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2017	December 31, 2016
Discount notes hedged under qualifying hedge (a)	$2,164,000	$1,839,000

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

The following table summarizes economic hedges of discount notes (in thousands):

Table 7.10:                                Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	June 30, 2017	December 31, 2016
Discount notes designated as economic hedges (a)	$—	$994,000

(a)         Economic hedges of discount notes— We issue fixed rate discount note and convert cash flows to LIBOR to mitigate the economic risk of fixed-rate expenses.  Run offs of discount notes designated as economic hedges were not replaced by new transactions.

Accrued interest payable

Accrued interest payable — Amounts outstanding were $149.3 million at June 30, 2017 and $130.2 million at December 31, 2016.  Accrued interest payable was comprised primarily of interest due and unpaid on consolidated obligation bonds, which are generally payable on a semi-annual basis.  Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.

Other liabilities

Other liabilities — Amounts outstanding were $183.5 million at June 30, 2017, and $167.2 million at December 31, 2016. Other liabilities comprised of unfunded pension liabilities, pass-through reserves held on behalf of members at the FRBNY, commitments and miscellaneous payables.

Stockholders’ Capital

The following table summarizes the components of Stockholders’ capital (in thousands):

Table 8.1:                                       Stockholders’ Capital

	June 30, 2017	December 31, 2016
Capital Stock (a)	$6,756,500	$6,307,766
Unrestricted retained earnings (b)	1,025,744	1,028,674
Restricted retained earnings (c)	423,387	383,291
Accumulated Other Comprehensive Loss	(86,049)	(95,650)

Total Capital	$8,119,582	$7,624,081

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

(b)         Unrestricted retained earnings — Net Income for the six months ended June 30, 2017 was $200.5 million; $40.1 million was set aside towards Restricted retained earnings.  From the remaining amount, we paid $163.3 million to members as dividends in the six months ended June 30, 2017.  As a result, Unrestricted retained earnings decreased by $2.9 million to $1.0 billion at June 30, 2017.

(c)          Restricted retained earnings — Restricted retained earning balance at June 30, 2017 has grown to $423.4 million from the third quarter of 2011 when the FHLBanks, including the FHLBNY agreed to set up a restricted retained earnings account.  The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated Obligations for the previous quarter.

The following table summarizes the components of AOCI (in thousands):

Table 8.2:                                       Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	June 30, 2017	December 31, 2016

Accumulated other comprehensive loss
Non-credit portion of OTTI on held-to-maturity securities, net of accretion (a)	$(23,096)	$(30,234)
Net unrealized gains on available-for-sale securities (b)	9,104	4,224
Net unrealized losses on hedging activities (c)	(50,115)	(47,018)
Employee supplemental retirement plans (d)	(21,942)	(22,622)
Total Accumulated other comprehensive loss	$(86,049)	$(95,650)

(a)         OTTI — Non-credit OTTI losses recorded in AOCI declined at June 30, 2017, primarily due to accretion recorded as a reduction in AOCI (and a corresponding increase in the balance sheet carrying values of the OTTI securities), and no additional OTTI was recorded in the period.

(b)         Fair values of available-for-sale securities — Balances represent net unrealized fair value gains of MBS securities and the grantor trust fund classified as available-for-sale.  The valuation of MBS in the AFS portfolio were substantially in unrealized gain positions at June 30, 2017 and December 31, 2016.

(c)          Cash flow hedge valuation losses — Cumulative fair value losses from the two cash flow hedging strategies were $50.1 million and $47.0 million at June 30, 2017 and December 31, 2016.  Financial statements, Note 16.  Derivatives and Hedging Activities, includes a rollforward analysis, which provides more information with respect to changes in AOCI.

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

The following table summarizes dividends paid and payout ratios:

Table 8.3:                                       Dividends Paid and Payout Ratios

	Six months ended
	June 30, 2017	June 30, 2016
Cash dividends paid per share	$2.65	$2.29
Dividends paid (a) (c)	$163,312	$122,622
Pay-out ratio (b)	81.46%	70.05%

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

The following tables summarize the principal derivatives hedging strategies outstanding as of June 30, 2017 and December 31, 2016:

Table 9.1:                                       Derivative Hedging Strategies — Advances

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate advance to LIBOR floating rate advance	Economic Hedge of Fair Value Risk	$9	$77
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate putable advance to LIBOR floating rate putable advance	Economic Hedge of Fair Value Risk	$14	$14
Pay fixed, receive adjustable interest rate swap	To convert fixed rate advance (with embedded caps) to LIBOR adjustable rate	Fair Value Hedge	$130	$180
Pay fixed, receive floating interest rate swap cancellable by FHLBNY	To convert fixed rate callable advance to LIBOR floating rate callable advance	Fair Value Hedge	$16	$5
Pay fixed, receive floating interest rate swap cancellable by counterparty	To convert fixed rate putable advance to LIBOR floating rate putable advance	Fair Value Hedge	$1,803	$2,498
Pay fixed, receive floating interest rate swap no longer cancellable by counterparty	To convert fixed rate advance (no-longer putable) to LIBOR floating rate advance (no-longer putable)	Fair Value Hedge	$1,215	$1,083
Pay fixed, receive floating interest rate swap no longer cancellable by FHLBNY	To convert fixed rate advance (no-longer callable) to LIBOR floating rate advance (no-longer callable)	Fair Value Hedge	$5	$5
Pay fixed, receive floating interest rate swap non-cancellable	To convert fixed rate advance to LIBOR floating rate advance	Fair Value Hedge	$47,300	$37,466
Purchased interest rate options	To offset interest rate options in variable rate advance	Economic Hedge of Fair Value Risk	$6	$6
Pay fixed, receive floating interest rate swap non-cancellable	Fixed rate advance converted to LIBOR floating rate advance; matched to advance accounted for under fair value option	Fair Value Option	$—	$430

Table 9.2:                                       Derivative Hedging Strategies — Consolidated Obligation Liabilities

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Receive fixed, pay floating interest rate swap cancellable by counterparty	To convert fixed rate callable consolidated obligation bond to LIBOR floating rate callable bond	Fair Value Hedge	$295	$400
Receive fixed, pay floating interest rate swap no longer cancellable	To convert fixed rate consolidated obligation bond (no-longer callable) to LIBOR floating rate bond (no-longer callable)	Fair Value Hedge	$160	$120
Receive fixed, pay floating interest rate swap non-cancellable	To convert fixed rate consolidated obligation bond to LIBOR floating rate bond	Fair Value Hedge	$18,801	$21,577
Receive fixed, pay floating interest rate swap	To convert fixed rate consolidated obligation discount note to LIBOR floating rate discount note	Economic Hedge of Fair Value Risk	$—	$994
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation bond	Cash flow hedge	$—	$95
Pay fixed, receive LIBOR interest rate swap	To offset the variability of cash flows associated with interest payments on forecasted issuance of fixed rate consolidated obligation discount note	Cash flow hedge	$2,164	$1,839
Basis swap	To convert LIBOR index to non-LIBOR index to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$500	$—
Basis swap	To convert one LIBOR index to another LIBOR index to reduce interest rate sensitivity and repricing gaps	Economic Hedge of Cash Flows	$16,375	$10,225
Receive fixed, pay floating interest rate swap cancellable by counterparty	Fixed rate callable consolidated obligation bond converted to LIBOR floating rate callable bond; matched to callable bond accounted for under fair value option	Fair Value Option	$30	$30
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation bond converted to LIBOR floating rate bond; matched to bond accounted for under fair value option	Fair Value Option	$369	$2,020
Receive fixed, pay floating interest rate swap non-cancellable	Fixed rate consolidated obligation discount note converted to LIBOR floating rate discount note; matched to discount note accounted for under fair value option	Fair Value Option	$3,670	$12,205

Table 9.3:                                       Derivative Hedging Strategies — Economic hedges of Trading Securities

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Pay fixed, receive OIS index interest rate swaps	To convert fixed rate trading securities to OIS indexed floating rate	Economic Hedge	$31	$131

Table 9.4:                                       Derivative Hedging Strategies — Balance Sheet and Intermediation

Derivatives/Terms	Hedging Strategy	Accounting Designation	June 30, 2017 Notional Amount (in millions)	December 31, 2016 Notional Amount (in millions)
Purchased interest rate cap	Economic hedge on the Balance Sheet	Economic Hedge	$2,692	$2,692
Intermediary positions- interest rate swaps	To offset interest rate swaps executed with members by executing offsetting derivatives with counterparties	Economic Hedge of Fair Value Risk	$368	$258

Derivatives Financial Instruments by Product

The following table summarizes the notional amounts and estimated fair values of derivative financial instruments (excluding accrued interest) by product and type of accounting treatment.  The table also provides a reconciliation of fair value basis gains and (losses) of derivatives to the Statements of Condition (in thousands):

Table 9.5:                     Derivatives Financial Instruments by Product

	June 30, 2017		December 31, 2016
		Total Estimated		Total Estimated
		Fair Value		Fair Value
		(Excluding		(Excluding
	Total Notional	Accrued	Total Notional	Accrued
	Amount	Interest)	Amount	Interest)
Derivatives designated as hedging instruments (a)
Advances-fair value hedges	$50,469,091	$16,118	$41,236,991	$(3,676)
Consolidated obligation fair value hedges	19,255,960	304,448	22,096,855	293,821
Cash Flow-anticipated transactions	2,164,000	(52,591)	1,934,000	(47,533)
Derivatives not designated as hedging instruments (b)
Advances hedges	29,150	(369)	97,445	(372)
Trading securities	30,930	57	130,930	41
Consolidated obligation hedges	16,875,000	6,503	11,219,000	(573)
Mortgage delivery commitments	26,706	(65)	28,447	(40)
Balance sheet	2,692,000	1,605	2,692,000	5,200
Intermediary positions hedges	368,000	393	258,000	319
Derivatives matching Advances designated under FVO (c)
Interest rate swaps-advances	—	—	430,000	62
Derivatives matching COs designated under FVO (c)
Interest rate swaps-consolidated obligation bonds	399,000	(412)	2,049,550	(1,490)
Interest rate swaps-consolidated obligation discount notes	3,670,424	(799)	12,204,897	(3,528)

Total notional and fair values excluding variation margin	$95,980,261	$274,888	$94,378,115	$242,231

Variation margin (Note 1)		(216,158)		—

Total derivatives fair values excluding accrued interest		$58,730		$242,231

Cash collateral pledged to counterparties (d)		247,837		255,967
Cash collateral received from counterparties		(126,385)		(354,658)
Accrued interest		47,777		40,350

Derivative balance net of cash collateral and variation margin		$227,959		$183,890
Statements of Condition balances
Net derivative asset balance ( e)		$344,852		$328,875
Net derivative liability balance (e)		(116,893)		(144,985)

Derivative balance net of cash collateral		$227,959		$183,890

Non-cash collateral

Security collateral received from counterparty (f)		(104,463)		(104,470)

Net exposure from (to) counterparties		$123,496		$79,420

(a)         Derivatives that qualified as a fair value or cash flow hedge under hedge accounting rules.

(b)         Derivatives that did not qualify under hedge accounting rules, but were utilized as an economic hedge (“standalone”).

(c)          Derivatives that were utilized as economic hedges of financial instruments elected under the FVO.

(d)         Collateral pledged to counterparties at June 30, 2017 included $210.9 million of Initial Margins (“IM”) posted to FCMs on cleared derivatives.  At December 31, 2016, balance included $218.8 million of IM posted to FCMs.

(e)          As reported in the Statements of condition.

(f)            Counterparty has pledged U.S. treasury security as collateral.

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

Risk mitigation — We attempt to mitigate derivative counterparty credit risk by contracting only with experienced counterparties with investment-quality credit ratings that meet our credit quality standards.  Annually, our management and Board of Directors review and approve all non-member derivative counterparties.  We monitor counterparties on an ongoing basis for significant business events, including ratings actions taken by Nationally Recognized Statistical Rating Organizations (“NRSRO”).  All approved derivatives counterparties must enter into a master ISDA agreement with our bank before we execute a trade through that counterparty.  In addition, for all bilateral OTC derivatives, we have executed the Credit Support Annex to the ISDA agreement that provides for collateral support at predetermined thresholds.  For Cleared-OTC derivatives, margin requirements are mandated under the Dodd-Frank Act.  We believe that such arrangements — margin requirements, the selection of experienced, highly-rated counterparties and ongoing monitoring — have sufficiently mitigated our exposures, and we do not anticipate any credit losses on derivative contracts.

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

The following table summarizes notional amounts and fair values for the FHLBNY’s derivative exposures as represented by derivatives in fair value gain positions.  For derivatives where the counterparties were in gain positions, the fair values and notional amounts are grouped together (in thousands):

Table 9.6:                                       Derivatives Counterparty Credit Ratings

	June 30, 2017
Credit Rating	Notional Amount	Net Derivatives Fair Value in a Net Asset Position Before Collateral & Variation Margin (e)	Cash Collateral and Variation Margin Pledged To (From) Counterparties (a) (e)	Initial Margin Pledged to Derivative Clearing Organizations	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Double-A (c)	$15,000	$10	$—	$—	$10	$—	$10
Single-A (c)	2,589,101	146,493	(28,545)	—	117,948	(104,463)	13,485
Cleared derivatives (d)	83,960,811	323,909	(307,946)	210,887	226,850	—	226,850

Total derivative positions with non-member counterparties to which the Bank had credit exposure	86,564,912	470,412	(336,491)	210,887	344,808	(104,463)	240,345
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	40,000	44	—	—	44	(44)	—

Delivery Commitments
Derivative position with delivery commitments	26,706	—	—	—	—	—	—

Total derivative position with members	66,706	44	—	—	44	(44)	—

Derivative positions with credit exposure	86,631,618	$470,456	$(336,491)	$210,887	$344,852	$(104,507)	$240,345

Derivative positions without fair value credit exposure	9,348,643
Total notional	$95,980,261

	December 31, 2016
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Initial Margin Pledged to Derivative Clearing Organizations	Balance Sheet Net Credit Exposure	Non-cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Bilateral derivatives
Single-A (c)	$2,100,433	$146,316	$(33,600)	$—	$112,716	$(104,470)	$8,246
Single-A (c)	559,110	—	65	—	65	—	65
Cleared derivatives (d)	81,202,783	318,341	(321,058)	218,811	216,094	—	216,094

Total derivative positions with non-member counterparties to which the Bank had credit exposure	83,862,326	464,657	(354,593)	218,811	328,875	(104,470)	224,405
Member institutions
Derivative positions with member counterparties to which the Bank had credit exposure	129,000	—	—	—	—	—	—

Delivery Commitments
Derivative position with delivery commitments	28,447	—	—	—	—	—	—

Total derivative position with members	157,447	—	—	—	—	—	—

Derivative positions with credit exposure	84,019,773	$464,657	$(354,593)	$218,811	$328,875	$(104,470)	$224,405

Derivative positions without fair value credit exposure	10,358,342
Total notional	$94,378,115

(a)    Includes margins in excess of fair values that were posted to counterparties, and are classified as a component of derivative assets, as they represent a receivable and an exposure for the FHLBNY.

(b)        Members pledged non-cash collateral to fully collateralize their exposures.  Non-cash collateral is not deducted from net derivative assets on the balance sheet as the counterparty retains control. .

(c)        NRSRO Ratings.

(d)        Net exposure includes Initial Margin posted to derivative clearing organizations (DCOs) on cleared derivatives.

(e)        Beginning in the first quarter of 2017, variation margin exchanged with the CME, a DCO, is considered the settlement of the fair value of the cleared derivative itself, and not collateral. The variation margin exchanged is reported as collateral to the fair values of open cleared contracts.

Uncleared derivatives — Notional amounts of uncleared (bilaterally executed) derivatives were $12.0 billion at June 30, 2017 and $13.2 billion at December 31, 2016.  For bilaterally executed OTC derivatives (uncleared derivatives), many of the Credit Support Amount (“CSA”) agreements with swap dealers stipulate that so long as we retain our GSE status, ratings downgrades would not result in the posting of additional collateral.  Other CSA agreements with derivative counterparties would require us to post additional collateral based solely on an adverse change in our credit rating by S&P and Moody’s.  In the event of a split rating, the lower rating will apply.  We do not expect to post additional collateral.  We are rated AA+/stable by S&P’s and Aaa/stable by Moody’s.

Cleared derivatives — Notional amounts of cleared derivatives were $84.0 billion at June 30, 2017 and $81.2 billion at December 31, 2016.  For cleared OTC derivatives, margin requirements are determined by the DCO based on the volatility of the exposure, and generally credit ratings are not factored into the margin amounts.  Clearing agents may require additional margin amounts to be posted based on credit considerations.  We were not subject to additional margin calls by our clearing agents at any periods in this report.

Collateral and margin posted — Cash collateral of $247.8 million and $256.0 million were posted to DCOs and swap counterparties at June 30, 2017 and December 31, 2016.  Cash collateral was primarily initial margin posted to clearing agents on behalf of DCOs on cleared derivatives.  Variation margins (“VM”) were also exchanged daily between the DCO and the FHLBNY through FCMs.  Beginning January 1, 2017, VM exchanged with the Chicago Mercantile Exchange (CME) is considered a settlement of the fair value of the open cleared contract itself.  Prior to January 1, 2017, VM exchanged with the CME was considered collateral.  VM exchanged with the London Clearing House (‘‘LCH”) is also currently considered collateral.

After posting cash collateral, the fair values of our derivative instruments in net liability positions were approximately $116.9 million and $145.0 million at June 30, 2017 and December 31, 2016.  Amounts represented the exposures facing the swap counterparties in the event of non-performance by the FHLBNY to the swap contracts.

On the assumption that we will retain our status as a GSE, we estimate that a one notch downgrade of our credit rating by S&P would have permitted swap dealers and counterparties to make additional collateral calls of up to $13.0 million at June 30, 2017 and $20.3 million at December 31, 2016.  Additional collateral postings upon an assumed downgrade were estimated based on the individual collateral posting provisions of the CSA of the counterparty and the actual bilateral exposure of the counterparty and the FHLBNY at those dates for open uncleared derivatives.  For cleared derivatives, neither our GSE status or bilateral threshold agreements apply; margin requirements are computed by the DCO based on fair values of open contracts and the volatility of the fair values.

Derivative Counterparty Country Concentration Risk

The following tables summarize derivative notional amounts and fair values by counterparty country of incorporation (dollars in thousands):

Table 9.7:                                       FHLBNY Exposure Concentration (a)

		June 30, 2017
	Ultimate Country	Notional	Percentage	Net Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A. (c)	$86,206,243	89.82%	$344,563	99.92%
Counterparty (ies)	Switzerland	358,668	0.37	245	0.07
Members	U.S.A.	40,000	0.04	44	0.01

Total Credit Exposure (Fair values, net) - Balance sheet assets		86,604,911	90.23	$344,852	100.00%

Security collateral received from counterparty	U.S.A.			(104,463)
				$240,389

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	7,376,940	7.68	$(91,518)
Counterparty (ies)	United Kingdom	1,045,704	1.09	(4,603)
Counterparty (ies)	Germany	461,000	0.48	(16,871)
Counterparty (ies)	France	315,000	0.33	(894)
Member and Delivery Commitments	U.S.A.	170,706	0.18	(2,938)
Counterparty (ies)	Canada	6,000	0.01	(69)
		9,375,350	9.77	$(116,893)

Total notional		$95,980,261	100.00%

		December 31, 2016
	Ultimate Country	Notional	Percentage	Net Fair Value	Percentage
Counterparties (Asset position)	of Incorporation (b)	Amount	of Total	Exposure	of Total
Counterparty (ies)	U.S.A. (c)	$83,303,216	88.26%	$328,810	99.98%
Counterparty (ies)	Switzerland	559,110	0.59	65	0.02

Total Credit Exposure (Fair values, net) - Balance sheet assets		83,862,326	88.85	$328,875	100.00%

Security collateral received from counterparty	U.S.A.			(104,470)

				$224,405

Counterparties (Liability position)				Fair Value
Counterparty (ies)	U.S.A.	8,023,974	8.50	$(113,609)
Counterparty (ies)	United Kingdom	1,224,368	1.30	(5,783)
Counterparty (ies)	Germany	789,000	0.84	(19,967)
Counterparty (ies)	France	315,000	0.33	(1,784)
Member and Delivery Commitments	U.S.A.	157,447	0.17	(3,694)
Counterparty (ies)	Canada	6,000	0.01	(148)
		10,515,789	11.15	$(144,985)

Total notional		$94,378,115	100.00%

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

(c)          Includes cleared swaps at Derivative clearing organizations — notional amounts were $84.0 billion at June 30, 2017 and $81.2 billion at December 31, 2016.

The following table summarizes derivative notional and fair values (a) by contractual maturities (in thousands):

Table 9.8:                                       Notional and Fair Value by Contractual Maturity

	June 30, 2017		December 31, 2016
	Notional	Fair Value (a)	Notional	Fair Value (a)

Maturity less than one year	$51,157,204	$(22,201)	$43,199,884	$(29,164)
Maturity from one year to less than three years	32,488,199	1,549	36,135,883	(28,896)
Maturity from three years to less than five years	7,690,873	(71,880)	9,259,611	(67,329)
Maturity from five years or greater	4,617,279	367,485	5,754,290	367,660
Delivery Commitments	26,706	(65)	28,447	(40)
	$95,980,261	$274,888	$94,378,115	$242,231

Variation Margin (b)		(216,158)
Total derivatives excluding accrued interest		$58,730

(a)         Derivative fair values in aggregate were in a net asset position at June 30, 2017 and December 31, 2016.

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

Finance Agency Regulations — Liquidity

Regulatory requirements are specified in Parts 932, 1239 and 1270 of the Finance Agency regulations.  Each FHLBank shall at all times have at least an amount of liquidity equal to the current deposits received from its members that may be invested in: (1) Obligations of the United States; (2) Deposits in banks or trust companies; or (3) Advances with a remaining maturity not to exceed five years that are made to members in conformity with part 1266.

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

Table 10.1:                                Deposit Liquidity

	Average Deposit	Average Actual
For the Quarters Ended	Reserve Required	Deposit Liquidity	Excess
June 30, 2017	$1,561	$102,799	$101,238
March 31, 2017	1,479	102,549	101,070
December 31, 2016	1,509	100,524	99,015

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

The following table summarizes excess operational liquidity (in millions):

Table 10.2:                                Operational Liquidity

	Average Balance Sheet	Average Actual
For the Quarters Ended	Liquidity Requirement	Operational Liquidity	Excess
June 30, 2017	$5,949	$32,847	$26,898
March 31, 2017	6,482	32,222	25,740
December 31, 2016	4,785	28,090	23,305

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

The following table summarizes excess contingency liquidity (in millions):

Table 10.3:                                Contingency Liquidity

	Average Five Day	Average Actual
For the Quarters Ended	Requirement	Contingency Liquidity	Excess
June 30, 2017	$2,365	$29,058	$26,693
March 31, 2017	2,693	29,681	26,988
December 31, 2016	2,431	26,291	23,860

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

Cash flows

Cash and due from banks was $533.6 million at June 30, 2017 and $151.8 million at December 31, 2016.  The following discussion highlights the major activities and transactions that affected our cash flows.

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

Net cash provided by operating activities in the six months ended June 30, 2017 was $202.1 million and $200.3 million in the same period in the prior year.  By way of comparison, Net income was $200.5 million in the six months ended June 30, 2017 and $175.0 million in the same period in the prior year.

Cash flows provided by investing activities — Investing activities resulted in $11.5 billion in net cash used/outflows in the six months ended June 30, 2017, compared to $5.1 billion in net cash outflows in the same period in 2016.  In both periods, cash used in investing activities were driven largely by new advances that exceeded maturing advances.  Net increase in overnight and short-term investments in the 2017 period was another factor.

Cash flows used in financing activities — Our primary source of funding is the issuance of consolidated obligation debt.  Issuance of capital stock is another source.  Net cash inflows from our funding sources were $11.7 billion in the six months ended June 30, 2017, compared to net inflows of $4.9 billion in the same period in the prior year.

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

The following table summarizes short-term debt and their key characteristics (dollars in thousands):

Table 10.4:                                Short-term Debt

	Consolidated Obligations-Discount Notes		Consolidated Obligations-Bonds With Original Maturities of One Year or Less
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

Outstanding at end of the period (a)	$57,330,972	$49,357,894	$63,807,555	$20,589,540
Weighted-average rate at end of the period	0.92%	0.48%	0.50%	0.63%
Average outstanding for the period (a)	$47,802,095	$46,508,363	$45,106,709	$15,519,889
Weighted-average rate for the period	0.66%	0.37%	0.46%	0.50%
Highest outstanding at any month-end (a)	$50,573,325	$54,630,600	$65,309,705	$20,589,540

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

Legislative and Regulatory Developments

FHLBank Capital Requirements. On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by a nationally recognized statistical rating organization, and instead require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The FHFA proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date.  While a March 2009 regulatory directive pertaining to certain liquidity matters will continue to remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking.

The Bank is continuing to evaluate the proposed rule but does not expect this rule, if adopted in final form, to materially affect its financial condition or results of operations. Comments on the proposed rule are due by September 1, 2017.

FHLBank Membership for Non-Federally-Insured Credit Unions. On June 5, 2017, the FHFA issued a final rule effective July 5, 2017 governing FHLBank membership that would implement statutory amendments to the Federal Home Loan Bank Act authorizing FHLBanks to accept applications for membership from state-chartered credit unions without federal share insurance, provided that certain prerequisites have been met. The new rule generally treats these credit unions the same as other depository institutions with an additional requirement that they obtain: (1) an affirmative statement from their state regulator that they meet the requirements for federal insurance as of the date of their application for FHLBank membership; (2) a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for federal insurance; or (3) if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

The Bank does not expect this rule to materially affect its financial condition or results of operations.

Minority and Women Inclusion. On July 25, 2017, the FHFA published a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. The final rule updates the existing FHFA regulations aimed at promoting diversity and the inclusion and use of minorities, women, and individuals with disabilities, and the businesses they own (MWDOB) in all FHLBank business and activities, including management, employment, and contracting. The final rule will:

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

•                  require the FHLBanks to amend their policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

•                  require the FHLBanks to develop policies that address reasonable accommodations for employees to observe their religious beliefs;

•                  require the FHLBanks to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through financial transactions, identification of ways in which FHLBanks might be able to improve MWDOB business with the FHLBank by enhancing customer access by MWDOB businesses, including through its affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers; and

•                  require the FHLBanks to classify and provide additional data in their annual reports about the number and amounts paid under its contracts.

The Bank does not expect this final rule to materially affect its financial condition or results of operations, but anticipates that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that would be required of the Bank.

Item 3.                                                         Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Management.  Market risk or interest rate risk (“IRR”) is the risk of change to market value or future earnings due to a change in the interest rate environment.  IRR arises from the Banks operation due to maturity mismatches between interest rate sensitive cash-flows of assets and liabilities.  As the maturity mismatch increases so does the level of IRR.  The Bank has opted to retain a modest level of IRR which allows for the preservation of capital value while generating steady and predictable income.  Accordingly, 85% of the balance sheet consists of predominantly short-term and LIBOR-based assets and liabilities.  A conservative and limited maturity gap profile of asset and liability positions protect our capital from changes in value arising from interest and rate volatility environment.

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

Risk Measurements.  Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis.  The risk limits are as follows:

•                  The option-adjusted DOE is limited to a range of +2.0 years to -3.5 years in the rates unchanged case, and to a range of +/-5.0 years in the +/-200bps shock cases.  Due to the low interest rate environment beginning in early 2008, rates at June 2016, September 2016, December 2016, March 2017 and June 2017 were too low for a meaningful parallel down-shock measurement.

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

Our portfolio, including derivatives, is tracked and the overall mismatch between assets and liabilities is summarized by using a DOE measure.  Our last five quarterly DOE results are shown in years in the table below (due to the on-going low interest rate environment, there was no down-shock measurement performed between the second quarter of 2016 and the second quarter of 2017):

	Base Case DOE	-200bps DOE	+200bps DOE
June 30, 2017	-0.24	N/A	0.53
March 31, 2017	0.06	N/A	0.75
December 31, 2016	0.10	N/A	0.77
September 30, 2016	-0.57	N/A	0.50
June 30, 2016	-1.08	N/A	0.60

The DOE has remained within policy limits.  Duration indicates any cumulative re-pricing/maturity imbalance in the portfolio’s financial assets and liabilities.  A positive DOE indicates that, on average, the liabilities will re-price or mature sooner than the assets, while a negative DOE indicates that, on average, the assets will re-price or mature earlier than the liabilities.  We measure DOE using software that incorporates optionality within our portfolio using well-known and tested financial pricing theoretical models.

We do not solely rely on the DOE measure as a mismatch measure between assets and liabilities.  We analyze open key rate duration exposure across maturity buckets while also performing a more traditional gap measure that subtracts re-pricing/maturing liabilities from re-pricing/maturing assets over time.  We observe the differences over various horizons, but have set a 10 percent of assets limit on cumulative re-pricings at the one-year point.  This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets, well within the limit:

One Year Re-pricing Gap
June 30, 2017	$6.372 Billion
March 31, 2017	$5.507 Billion
December 31, 2016	$5.631 Billion
September 30, 2016	$6.108 Billion
June 30, 2016	$5.994 Billion

Our review of potential interest rate risk issues also includes the effect of changes in interest rates on expected net income.  We project asset and liability volumes and spreads over a one-year horizon and then simulate expected income and expenses from those volumes and other inputs.  The effects of changes in interest rates are measured to test whether the portfolio has too much exposure in its net interest income over the coming 12-month period.  To measure the effect, the change to the spread in the shocks is calculated and compared against the base case and subjected to a -15 percent limit.  The quarterly sensitivity of our expected net interest income under both +/-200bps shocks over the next 12 months is provided in the table below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2016 and the second quarter of 2017):

	Sensitivity in the -200bps Shock	Sensitivity in the +200bps Shock
June 30, 2017	N/A	5.28%
March 31, 2017	N/A	3.92%
December 31, 2016	N/A	4.78%
September 30, 2016	N/A	3.18%
June 30, 2016	N/A	7.99%

Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio.  These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps.  The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent.  The quarterly potential maximum decline in the market value of equity under these 200bps shocks is provided below (due to the ongoing low interest rate environment, the down-shock measurement was not performed between the second quarter of 2016 and the second quarter of 2017):

	Down-shock Change in MVE	+200bps Change in MVE
June 30, 2017	N/A	-0.48%
March 31, 2017	N/A	-0.98%
December 31, 2016	N/A	-1.01%
September 30, 2016	N/A	-0.15%
June 30, 2016	N/A	0.07%

As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/re-pricing gaps as of June 30, 2017 and December 31, 2016 (in millions):

	Interest Rate Sensitivity
	June 30, 2017
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$17,488	$142	$531	$433	$1,757
MBS investments	8,929	543	1,964	2,352	2,834
Adjustable-rate loans and advances	39,088	—	—	—	—
Net unswapped	65,505	685	2,495	2,785	4,591

Liquidity trading portfolio	31	—	—	—	—
Swaps hedging investments	—	—	—	—	—
Net liquidity trading portfolio	31	—	—	—	—

Fixed-rate loans and advances	36,322	7,432	26,757	6,478	1,867
Swaps hedging advances	39,792	(6,542)	(25,235)	(6,192)	(1,823)
Net fixed-rate loans and advances	76,114	890	1,522	286	44

Total interest-earning assets	$141,650	$1,575	$4,017	$3,071	$4,635

Interest-bearing liabilities:
Deposits	$2,024	$10	$—	$—	$—

Discount notes	57,105	227	—	—	—
Swapped discount notes	(2,113)	—	—	1,056	1,057
Net discount notes	54,992	227	—	1,056	1,057

Consolidated Obligation Bonds
FHLBank bonds	56,075	15,996	9,799	2,091	3,163
Swaps hedging bonds	22,500	(14,971)	(6,561)	(203)	(765)
Net FHLBank bonds	78,575	1,025	3,238	1,888	2,398

Total interest-bearing liabilities	$135,591	$1,262	$3,238	$2,944	$3,455
Post hedge gaps (a):
Periodic gap	$6,059	$313	$779	$127	$1,180
Cumulative gaps	$6,059	$6,372	$7,151	$7,278	$8,458

	Interest Rate Sensitivity
	December 31, 2016
		More Than	More Than	More Than
	Six Months	Six Months to	One Year to	Three Years to	More Than
	or Less	One Year	Three Years	Five Years	Five Years

Interest-earning assets:
Non-MBS investments	$15,227	$126	$439	$371	$1,797
MBS investments	8,581	339	2,287	2,334	2,129
Adjustable-rate loans and advances	42,781	—	—	—	—
Net unswapped	66,589	465	2,726	2,705	3,926

Liquidity trading portfolio	—	131	—	—	—
Swaps hedging investments	131	(131)	—	—	—
Net liquidity trading portfolio	131	—	—	—	—

Fixed-rate loans and advances	24,780	5,321	24,977	8,220	3,162
Swaps hedging advances	38,704	(4,419)	(23,309)	(7,876)	(3,100)
Net fixed-rate loans and advances	63,484	902	1,668	344	62
Loans to other FHLBanks	255	—	—	—	—

Total interest-earning assets	$130,459	$1,367	$4,394	$3,049	$3,988

Interest-bearing liabilities:
Deposits	$1,569	$4	$—	$—	$—

Discount notes	49,034	324	—	—	—
Swapped discount notes	(1,839)	—	—	971	868
Net discount notes	47,195	324	—	971	868

Consolidated Obligation Bonds
FHLBank bonds	53,906	11,352	13,791	2,115	3,198
Swaps hedging bonds	21,045	(9,200)	(10,787)	(293)	(765)
Net FHLBank bonds	74,951	2,152	3,004	1,822	2,433

Total interest-bearing liabilities	$123,715	$2,480	$3,004	$2,793	$3,301
Post hedge gaps (a):
Periodic gap	$6,744	$(1,113)	$1,390	$256	$687
Cumulative gaps	$6,744	$5,631	$7,021	$7,277	$7,964

(a)         Re-pricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments.  For callable instruments, the re-pricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s President and Chief Executive Officer, José R. González, and Senior Vice President and Chief Financial Officer, Kevin M. Neylan, as of June 30, 2017.  Based on this evaluation, they concluded that as of June 30, 2017, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II.  Other Information.

Item 1. Legal Proceedings

The Bank is not aware of any legal proceedings that are expected to have a material effect on its financial condition or results of operations or that are otherwise material to the Bank.

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

Date: August 9, 2017